Form 10-Q
period 1996-03-31
CITATION INSURANCE GROUP
filed 1996-05-20
CIK 830122

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1996

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            For the transition period from             to


                         COMMISSION FILE NUMBER: 0-18786


              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER:
                            CITATION INSURANCE GROUP


          STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION:
                                   California


                     I.R.S. EMPLOYER IDENTIFICATION NUMBER:
                                   94-2723335

                     ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:
                        One Almaden Boulevard, Suite 300
                         San Jose, California 95113-2213


               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (408) 292-0222


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,407,803 shares of common stock were outstanding as of April 30, 1996, including 313,600 shares held by a subsidiary of registrant.

                                    1 of 11

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements

                    CITATION INSURANCE GROUP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,   DECEMBER 31,
                                                        1996         1995
                                                      ---------   ------------
(In thousands)                                       (unaudited)
ASSETS

Investments                                           $ 127,887     $ 135,270
Cash                                                      2,478         1,338
Investment income receivable                              2,417         2,572
Premiums receivable                                      10,685        12,687
Earned but unbilled premiums                                715           936
Reinsurance recoverable                                  12,958        12,564
Prepaid reinsurance premiums                                707         2,907
Deferred policy acquisition costs                         4,208         2,346
Property and equipment, net                                 964         1,035
Deferred income taxes                                    11,851        10,974
Other assets                                              1,764         1,603
                                                      ---------     ---------

TOTAL ASSETS                                          $ 176,634     $ 184,232
                                                      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Loss and loss adjustment expense                      $ 104,019     $ 105,969
Unearned premiums                                        17,570        17,032
Reinsurance balances                                      6,643         9,896
Other liabilities                                         3,509         5,232
                                                      ---------     ---------

TOTAL LIABILITIES                                       131,741       138,129

STOCKHOLDERS' EQUITY
Common stock                                                622           620
Additional paid-in capital                               45,280        45,207
Treasury stock                                           (2,000)       (2,000)
Accumulated deficit                                        (626)       (1,062)
Unrealized appreciation on investments, net               1,617         3,338
                                                      ---------     ---------

TOTAL STOCKHOLDERS' EQUITY                               44,893        46,103
                                                      ---------     ---------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                 $ 176,634     $184,232
                                                      =========     ========

See notes to condensed consolidated financial statements

                    CITATION INSURANCE GROUP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (In thousands, except share and per share amounts)

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       1996             1995
                                                   -----------      -----------
REVENUES
Direct and assumed premiums written                $    12,969      $    20,266
                                                   -----------      -----------

Net premiums written                               $    15,627      $     9,897
Change in unearned premiums                             (2,727)           6,055
                                                   -----------      -----------

NET PREMIUMS EARNED                                     12,900           15,952

Net investment income                                    2,212            2,442
Commission and fee income                                   40              276
                                                   -----------      -----------

                                                        15,152           18,670
                                                   -----------      -----------
EXPENSES
Loss and loss adjustment expense                        10,343           14,279
Policy acquisition and other
 underwriting expense                                    4,239            4,905
Dividends to policyholders                                  15              135
Other operating costs and expenses                         119              306
                                                   -----------      -----------

                                                        14,716           19,625
                                                   -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                          436             (955)

INCOME TAXES                                              --               --
                                                   -----------      -----------

NET INCOME (LOSS)                                  $       436      $      (955)
                                                   ===========      ===========

NET INCOME (LOSS) PER SHARE                        $       .07      $      (.16)
                                                   ===========      ===========

WEIGHTED AVERAGE SHARES AND COMMON
EQUIVALENT SHARES OUTSTANDING                        6,107,292        6,069,203
                                                   ===========      ===========

See notes to condensed consolidated financial statements

                    CITATION INSURANCE GROUP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                          1996          1995
                                                        -------      --------
  (in thousands)

  NET CASH USED IN OPERATING ACTIVITIES                 $(3,689)     $ (4,492)

  INVESTING ACTIVITIES:
  Investments purchased                                  (5,264)       (5,031)
  Investments sold                                        5,049        14,480
  Investments matured                                     5,000          --
  Purchases of property and equipment                       (31)         (119)
                                                        -------      --------

  NET CASH PROVIDED BY
   INVESTING ACTIVITIES                                   4,754         9,330

  FINANCING ACTIVITIES:
  Issuance of common stock                                   75          --
                                                        -------      --------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                  75          --
                                                        -------      --------
  INCREASE  IN CASH                                       1,140         4,838

  CASH, BEGINNING OF PERIOD                               1,338           889
                                                        -------      --------
  CASH, END OF PERIOD                                   $ 2,478      $  5,727
                                                        =======      ========

See notes to condensed consolidated financial statements

                    CITATION INSURANCE GROUP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

The accompanying condensed consolidated financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 have been prepared in accordance with the instructions to Form 10-Q and are unaudited; however, in management's opinion, they include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in connection with the financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. Interim results are not necessarily indicative of results for the full year.

As previously reported, the Company concluded that its control over Citation General Insurance Company ("CGIC"), one of the companies acquired when the Registrant acquired Madison Capital, Inc. and subsidiaries in October 1993, had become temporary in late 1994. As a result, the Company has accounted for the results of CGIC on the equity method since November 1994 which resulted in a write off of its remaining investment in CGIC at that date. Consequently, the consolidated results of operations for the quarters ending March 31, 1995 and 1996 do not include the operations of CGIC. During July 1995, CGIC was placed into conservation by the State of California, effectively transferring control of CGIC's assets to the California Department of Insurance. In August 1995, CGIC was placed into liquidation by the State of California.

On March 4, 1996, the Company and Physicians Insurance of Ohio ("PICO") announced that they had signed a letter of intent for a stock-for-stock merger, pursuant to which PICO will become a wholly-owned subsidiary of Citation. The definitive agreement to merge the two companies was signed on May 3, 1996. As a result of the transaction, the shareholders of PICO will own over 80 percent of the combined company.

Under the terms of the agreement, each of PICO's outstanding shares will be converted into Citation common stock based upon a floating exchange rate. The exchange rate is calculated by dividing the PICO share value by $5.03 per share of Citation stock. The PICO share value is the average closing price of PICO's common stock for the 20 trading days prior to the determination date, within a range of $25.20 to $30.80 per share, inclusive. The determination date will be set by the occurrence of approvals by regulators and shareholders of both companies. If the average closing price is less than $25.20, the PICO share value will be $25.20, but the agreement is subject to termination by Citation if the PICO average closing price is below $22.50. If the average closing price is greater than $30.80, the PICO share value will be $30.80, but the agreement is subject to termination by PICO if the average closing price is above $33.50

The transaction is subject to regulatory approvals, approval of the transaction by shareholders of the Company and PICO and satisfactory completion of other conditions customary in transactions of this nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

As previously reported, the Company concluded that its control over Citation General Insurance Company ("CGIC"), one of the companies acquired when the Registrant acquired Madison Capital, Inc. and subsidiaries in October 1993, had become temporary in late 1994. As a result, the Company has accounted for the results of CGIC on the equity method since November 1994 which resulted in a write off of its remaining investment in CGIC at that date. Consequently, the consolidated results of operations for the quarters ending March 31, 1995 and 1996 do not include the operations of CGIC.

Direct and assumed premiums written decreased by $7.3 million, or 36.0%, in the three months ended March 31, 1996 compared to the same period in 1995. This decrease was the net result of a reduction of approximately $1.3 million in aggregate workers' compensation premiums, a reduction of approximately $4.5 million in aggregate property and casualty premiums and a decrease of approximately $1.5 million in aggregate personal automobile premiums.

The 21% decrease in workers' compensation premiums written from $6.4 million in the first quarter of 1995 to $5.1 million in the first quarter of 1996, was primarily a result of (a) reductions in minimum rates of 16% effective October 1, 1994, partially offset by a rate increase by the Company of 9.3% effective January 1, 1996 and (b) a decrease in the average premium per policy to $7,132 at March 31, 1996 from $12,100 at March 31, 1995 which was primarily a result of rate reductions and the intense competition in the California workers' compensation market caused by the competitive rate law which went into effect January 1, 1995.

The 37% decrease in property and casualty premiums written from $12.1 million in the first quarter of 1995 to $7.6 million in the first quarter of 1996 was primarily the result of approximately $4.3 million of non-recurring premium in the first quarter of 1995 related to the transfer of in force policies of Citation General Insurance Company (CGIC) to Citation Insurance Company. The $4.3 million of premium related to the transfer of in force policies of CGIC during the first quarter of 1995 was a result of the previously reported agreement with the California Department of Insurance regarding CGIC. At March 31, 1995, CGIC had approximately $3.7 million of remaining unexpired premium on in force policies which was transferred to Citation Insurance Company during the second quarter of 1995.

The 85% decrease in personal automobile premiums written from $1.8 million in the first quarter of 1995 to $0.3 million in the first quarter of 1996 resulted from the Company's decision to withdraw from the personal auto line of business as further described below. Due to unsatisfactory results, the Company terminated its agreement in October 1994 with the managing general agency ("MGA"), which had been producing this business since the Company entered this line of business, and decided to withdraw from this business as described in previous filings. Although the Company is attempting to withdraw from the personal automobile business as quickly as possible, it may be required to offer existing policyholders the opportunity to renew their policies. While management believes the volume in this business will continue to decline rapidly over the next several quarters, the policy renewal offer requirements may result in some level of premium revenue being reported during the next two calendar years.

Net premiums written increased $5.7 million, or 58%, in the three months ended March 31, 1996 compared to the same period in 1995. This increase was the net result of a reduction of approximately $1.3 million attributable to workers' compensation premiums, an increase of approximately $8.5 million attributable to property and casualty premiums and a decrease of approximately $1.5 million attributable to personal automobile premiums.

The decrease in net workers' compensation premiums written and net personal automobile premiums written are generally consistent with the changes in direct and assumed premium volume for these lines of business. The significant change in net property and casualty premiums written was primarily due to increased premiums ceded to reinsurers in 1995 under two reinsurance agreements aggregating $7.4 million and the cancellation of these two treaties on January 1, 1996 which resulted in a reduction of ceded written premiums of $7.6 million during the first quarter of 1996. This was partially offset by $2.8 million of premiums ceded to a new reinsurance contract effective January 1, 1996. Of the increase in ceded premiums during the first quarter of 1995, $5.9 million was a result of the Company entering into a new excess of loss reinsurance agreement effective March 31, 1995. This agreement applied to the Company's property and casualty business and generally provided coverage for losses incurred in excess of $50,000 per occurrence up to $150,000 at which level the Company's previous reinsurance agreements provided coverage. The remaining $1.5 million increase in ceded premiums in 1995 resulted from the Company amending the existing property excess of loss reinsurance agreement whereby the reinsurance premium calculation would be based upon written premiums rather than earned premiums. Since both the new reinsurance agreement and the amendment to the existing reinsurance agreement required initial cessions of unearned premiums in amounts equal to ceded written premiums, these agreements had no effect on net earned premiums during the first quarter of 1995; however, these agreements resulted in a decrease in unearned premiums and deferred policy acquisition costs of approximately $7.4 million and $3.0 million, respectively, and an increase in reinsurance balances payable of approximately $4.4 million as of March 31, 1995. Both agreements provided for ceding commissions which resulted in immediate increases in the Company's statutory surplus.

The new property and casualty reinsurance agreement effective January 1, 1996 generally provides coverage for losses incurred in excess of $250,000 per occurence and required an initial cession of unearned premiums of $2.8 million. This was more than offset by the cancellation of the above described reinsurance agreements on January 1, 1996 in which the ceded unearned premiums were returned to the Company in the amount of $7.6 million, effectively reversing the March 31, 1995 transactions described above.

The net effect of the changes described above which were effective January 1, 1996 was to decrease ceded written premiums and increase unearned premiums by approximately $4.8 million, increase deferred acquisition costs by $2.3 million and decrease reinsurance balances by $2.5 million.

Net premiums earned decreased by $3.0 million, or 19%, in the three months ended March 31, 1996 compared to the same period in 1995. This decrease was primarily the net result of a reduction of approximately $1.7 million attributable to workers' compensation premiums, an increase of approximately $0.7 million attributable to property and casualty premiums and a decrease of $2.0 million attributable to personal automobile premiums. For the three months ended March 31, 1996, 40%, 54% and 6% of net premiums earned related to workers' compensation premiums, property and casualty premiums and personal automobile premiums, respectively, compared to 43%, 39% and 18% in the same period in 1995.

Net investment income decreased by $230,000 or 9.4%, in the three months ended March 31, 1996 compared to the first quarter of 1995. The principal reason for the decrease was a reduction in the average investment portfolio in the 1996 period. The Company realized no net capital gains during the first quarter of 1996 compared to $38,000 of net capital gains realized during the first quarter of 1995.

Total revenues for the first quarter of 1996 were $15.2 million, a 19% decrease from the first quarter of 1995.

The Company's underwriting results for the three months ended March 31, 1996 and 1995 (computed on a GAAP basis), are as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              1996         1995
                                                             -----        -----
  Loss and Loss Adjustment Expense Ratio                      80.2%        89.5%
  Underwriting Expense Ratio                                  32.9         30.7
  Policyholder Dividend Ratio                                  0.1          0.8
                                                             -----        -----

  Combined Ratio                                             113.2%       121.0%
                                                             =====        =====

Loss and loss adjustment expenses decreased $3.9 million or 28% in the first quarter of 1996 from the first quarter of 1995. This decrease was primarily due to the decrease in net earned premium of 19% and a decrease in the loss ratio described below. The loss and loss adjustment expense ratio decreased to 80.2% in the first quarter of 1996 from 89.5% in the first quarter of 1995.

The decrease in loss and loss adjustment expense ratio from the prior year quarter is attributable to a decrease in both the commercial property and casualty loss and loss adjustment expense ratio from 90.1% to 85.8% and the personal automobile loss and loss adjustment expense ratio from 152.8% to 89.6% partially offset by an increase in the workers' compensation loss and loss adjustment expense ratio from 63.3% to 71.2% in 1996.

The commercial property and casualty loss and loss adjustment expense ratio decreased from 90.1% in the first quarter of 1995 to 85.8% in the first quarter of 1996. Management believes that the decrease is a reflection of the ongoing re-underwriting of the book of business which began in the third quarter of 1995 and the decision to discontinue writing the artisan contractor line of business in late 1994. As the artisan contractor policies were written on an annual basis and covered occurrences during the policy period, the Company had exposure to claims emanating from this line of business throughout 1995 even though such claims may not be reported to the Company for many years.

The personal automobile loss and loss adjustment expense ratio decreased from 152.8% in the first quarter of 1995 to 89.6% in 1996. The first quarter of 1995 results included an increase in loss reserves of $964,000 for the 1994 accident year which increased the loss ratio during the quarter from 118.8% to 152.8%. The decrease in the 1996 loss and loss adjustment expense ratio was primarily due to the rate increase of approximately 70% which was effective in November 1995. Primarily due to the poorer than expected operating results, the Company decided in January 1995 to withdraw from this line of business and focus on its primary business segments.

The increase in the loss and loss expense ratio from 63.3% in the first quarter of 1995 to 71.2% in the first quarter of 1996 was primarily a result of the reduction in the favorable loss development from prior year reserves during 1996 compared to the first quarter of 1995. The favorable loss development from prior years' reserves in the first quarter of 1995 and 1996 resulted in a decrease in loss and loss adjustment expense of $1.9 million and $1.4 million, respectively. Notwithstanding the increase in the loss ratio, the workers' compensation loss and loss adjustment expense ratios in the first quarter of 1995 and 1996 were affected by a continued favorable trend in loss development for prior accident years. This favorable trend is a result of fewer than expected newly reported claims particularly for the 1993, 1994 and 1995 accident years and claim settlements for amounts lower than originally provided. These positive factors were partially offset by reductions in policy premium rates as a result of the open rating environment effective in California since January 1, 1995.

Policy acquisition costs and other underwriting expenses declined $0.7 million or 14% from the first quarter of 1995. This decrease was primarily due to the decline in net earned premium during the same comparative periods of 19%. As a percentage of net earned premium the underwriting expense ratio increased to 32.9% from 30.7% in the first quarter of 1995. This increase was the net result of an increase in the commercial property and casualty underwriting expense ratio from 36.0% to 37.0%, a decrease in the personal automobile underwriting expense ratio from 41.4% to 15.1%, and an increase in the workers' compensation underwriting expense ratio from 21.7% to 30.1%. The increase in the underwriting expense ratio was generally a result of fixed overhead expenses being incurred against a smaller premium base. The significant decrease in the personal automobile underwriting expense ratio resulted primarily from the Company writing off the deferred policy acquisition costs associated with this business aggregating $485,000 at March 31, 1995.

Dividends to policyholders were $15,000 in the first quarter of 1996 compared with $135,000 in the first quarter of 1995.

The Company reported no net income tax expense for the first quarter of 1995 and 1996. The 1996 effective tax rate was lower than statutory rates primarily due to a reduction of $138,000 in the valuation allowance against deferred taxes.

Liquidity and Capital Resources

The Company's major sources of funds from operations are premiums collected and investment income. The major uses of operating funds include the payment of claims and underwriting and administrative expenses. The Company's current investment strategy is to structure the portfolio to match anticipated claims obligations as well as other operating needs. The Company used $3.7 million of funds in operations in the first three months of 1996 and used $4.5 million during the first three months of 1995. Funds used in the first quarter of 1996 were primarily provided from The Company's investment portfolio.

The Company believes that its current capital structure together with internally generated funds, will be sufficient to support its operations for the foreseeable future. The Company currently has no material commitments for capital expenditures.

                            CITATION INSURANCE GROUP

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings

                As described in previous filings, the Company terminated its agreement in October 1994 with the managing general agency ("MGA"), which had been producing the personal auto line of business since the Company entered this line of business, and decided to withdraw from this business. The MGA obtained an injunction which effectively allowed it to continue renewing business and collecting commissions for two years from the termination date of the agreement. The Company was successful in obtaining a dissolution of the injunction in March 1996, followed by a settlement with the MGA in April 1996. The terms of the settlement included dismissal of pending litigation with the MGA and relinquishing of security rights and records by the MGA to the Company. There are no other legal proceedings except in the ordinary course of business in connection with the insurance subsidiaries' operations.

Item 2.         Changes in Securities

                  None

Item 3.         Defaults upon Senior Securities

                  None

Item 4.         Submission of Matters to a Vote of Security Holders

                  None

Item 5.         Other Information

                  None

Item 6.         Exhibits and Reports on Form 8-K

                (a)  Financial Data Schedule included in electronic filing

                (b) No reports on Form 8-K were filed in the quarter ended March 31, 1996

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CITATION INSURANCE GROUP
                                     -----------------------------------
                                                 (Registrant)


Date: May 16, 1996                   /s/ Donald Henderson
                                     -----------------------------------
                                     President & Chief Executive Officer
                                     (Principal Executive Officer)



Date:  May 16, 1996                  /s/ Robert M. Erickson
                                     -----------------------------------
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)