Form 10-Q
period 1996-06-30
CITATION INSURANCE GROUP
filed 1996-08-19
CIK 830122

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,407,803 shares of common stock were outstanding as of July 31, 1996, including 313,600 shares held by a subsidiary of registrant.

                                     1 of 15

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements

                    CITATION INSURANCE GROUP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                June 30,       DECEMBER 31,
                                                                  1996            1995
                                                              -----------      ------------
(In thousands)                                                (unaudited)
ASSETS

Investments                                                    $ 124,152        $ 135,270
Cash                                                                 452            1,338
Investment income receivable                                       2,463            2,572
Premiums receivable                                                9,386           12,687
Earned but unbilled premiums                                         451              936
Reinsurance recoverable                                           12,167           12,564
Prepaid reinsurance premiums                                       3,174            2,907
Deferred policy acquisition costs                                  2,539            2,346
Property and equipment, net                                          904            1,035
Deferred income taxes                                              7,970           10,974
Other assets                                                       1,550            1,603
                                                               ---------        ---------
TOTAL ASSETS                                                   $ 165,208        $ 184,232
                                                               =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Loss and loss adjustment expense                               $ 101,223        $ 105,969
Unearned premiums                                                 20,448           17,032
Reinsurance balances                                               3,253            9,896
Other liabilities                                                  2,369            5,232
                                                               ---------        ---------
TOTAL LIABILITIES                                                127,293          138,129

STOCKHOLDERS' EQUITY
Common stock                                                         622              620
Additional paid-in capital                                        45,280           45,207
Treasury stock                                                    (2,000)          (2,000)
Accumulated deficit                                               (6,617)          (1,062)
Unrealized appreciation on investments, net                          630            3,338
                                                               ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                        37,915           46,103
                                                               ---------        ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                          $ 165,208        $ 184,232
                                                               =========        =========


See notes to condensed consolidated financial statements

                    CITATION INSURANCE GROUP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (In thousands, except share and per share amounts)


                                              Three Months Ended                     Six Months Ended
                                                    June 30                             June 30,
                                          ----------------------------        ----------------------------
                                             1996              1995              1996              1995
                                          ----------        ----------        ----------        ----------
REVENUES

DIRECT AND ASSUMED PREMIUMS WRITTEN       $   15,108        $   22,236        $   28,077        $   42,502
                                          ----------        ----------        ----------        ----------

Net premiums written                      $   13,268        $   12,758        $   28,895        $   22,655
Change in unearned premiums                     (552)              448            (3,279)            6,503
                                          ----------        ----------        ----------        ----------
NET PREMIUMS EARNED                           12,716            13,206            25,616            29,158

Net investment income                          2,305             4,047             4,517             6,489
Commission and fee income                         39               146                79               422
                                          ----------        ----------        ----------        ----------
                                              15,060            17,399            30,212            36,069
                                          ----------        ----------        ----------        ----------

EXPENSES
Loss and loss adjustment expense              10,515            12,253            20,858            26,532
Policy acquisition and other
 underwriting expense                          5,971             4,002            10,210             8,907
Dividends to policyholders                        15              (279)               30              (144)
Other operating costs and expenses               160               429               279               735
                                          ----------        ----------        ----------        ----------
                                              16,661            16,405            31,377            36,030
                                          ----------        ----------        ----------        ----------

(LOSS) INCOME BEFORE INCOME TAXES             (1,601)              994            (1,165)               39

INCOME TAXES                                   4,390                14             4,390                14
                                          ----------        ----------        ----------        ----------
NET (LOSS) INCOME                         $   (5,991)       $      980        $   (5,555)       $       25
                                          ==========        ==========        ==========        ==========
NET (LOSS)  INCOME PER SHARE              $    (0.98)       $     0.16        $    (0.91)       $       --
                                          ==========        ==========        ==========        ==========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                              6,094,203         6,069,203         6,085,274         6,069,203
                                          ==========        ==========        ==========        ==========



See notes to condensed consolidated financial statements

                    CITATION INSURANCE GROUP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                               Six Months Ended
                                                    June 30,
                                            ------------------------
                                              1996            1995
                                            --------        --------
(in thousands)

NET CASH USED IN OPERATING ACTIVITIES       $ (7,920)       $ (3,088)
                                            --------        --------
INVESTING ACTIVITIES:
Investments purchased                        (22,648)        (15,282)
Investments sold                              22,672          22,043
Investments matured                            7,000             750
Purchases of property and equipment              (65)           (143)

                                            --------        --------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                          6,959           7,368

FINANCING ACTIVITIES:
Issuance of common stock                          75               --
                                            --------        --------

(DECREASE) INCREASE IN CASH                     (886)          4,280

CASH, BEGINNING OF PERIOD                      1,338             889
                                            --------        --------

CASH, END OF PERIOD                         $    452        $  5,169
                                            ========        ========



See notes to condensed consolidated financial statements

                    CITATION INSURANCE GROUP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


1.   BASIS OF ACCOUNTING

The accompanying condensed consolidated financial statements as of June 30, 1996 and for the three and six month periods then ended have been prepared in accordance with the instructions to Form 10-Q and are unaudited; however, in management's opinion, they include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in connection with the financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. Interim results are not necessarily indicative of results for the full year.

As previously reported, the Company concluded that its control over Citation General Insurance Company ("CGIC"), one of the companies acquired when the Registrant acquired Madison Capital, Inc. and subsidiaries in October 1993, had become temporary in late 1994. As a result, the Company has accounted for the results of CGIC on the equity method since November 1994 which resulted in a write off of its remaining investment in CGIC at that date. Consequently, the consolidated results of operations for the three and six month periods ending June 30, 1996 and 1995 do not include the operations of CGIC. During July 1995, CGIC was placed into conservation by the State of California, effectively transferring control of CGIC's assets to the California Department of Insurance. In August 1995, CGIC was placed into liquidation by the State of California.

2.   INCOME TAXES

The Company reported an income tax expense of $14,000 for the second quarter of 1995 and $4,390,000 for the second quarter of 1996. The effective tax rate for 1995 and 1996 differed from the statutory rate primarily due to changes in the valuation allowance against deferred taxes. The Company increased the valuation allowance for deferred tax assets by $4.4 million during the second quarter of 1996 which resulted from a reduction in management's estimate of future taxable income.

Realization of the recorded deferred tax asset is dependent on the Company's ability to generate sufficient pre-tax and taxable income to offset the available losses during the reversal period. Based on the expiration of existing net operating losses, the Company will have to generate an average of approximately $0.5 million of taxable income in each year from 1997 forward to fully utilize the available losses, after giving effect to the valuation allowance. The Company believes that, after giving effect to the valuation allowance, pre-tax and taxable income in the carryforward period will be sufficient to utilize the recorded net deferred tax assets, including the available loss carryforwards. A change effective January 1, 1996 in the reinsurance structure of the insurance company subsidiaries will result in a higher percentage of retained loss reserves which will increase tax basis loss discounts in future tax years. The change in reinsurance will also increase the net unearned premium reserves which will increase taxable income in future tax years. In addition, the Company has been re-underwriting the property and casualty book of business to eliminate policies that have a high risk potential not contemplated in the pricing of the policy. The Company believes that the realization of the recorded net deferred tax asset is more likely than not. However, no assurance can be given that the Company's pre-tax and taxable income will be sufficient to utilize the deferred tax benefit in whole or in part. The Company's belief is based upon certain assumptions regarding future events which may or may not occur. If the Company is unable to achieve pre-tax income and the required levels of taxable income in the future, the Company again may have to increase, perhaps materially, the valuation allowance. The Company's Federal income tax returns have not been audited by the Internal Revenue Service and all tax years remain open to possible audit.

3.   PENDING BUSINESS COMBINATION

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

Under the terms of the agreement, each of PICO's outstanding shares will be converted into Citation common stock based upon a floating exchange rate. The exchange rate is calculated by dividing the PICO share value by $5.03 per share of Citation stock. The PICO share value is the average closing price of PICO's common stock for the 20 trading days prior to the determination date, within a range of $25.20 to $30.80 per share, inclusive. The determination date will be set by the occurrence of approvals by regulators and shareholders of both companies. If the average closing price is less than $25.20, the PICO share value will be $25.20, but the agreement is subject to termination by Citation if the PICO average closing price is below $22.50. If the average closing price is greater than $30.80, the PICO share value will be $30.80, but the agreement is subject to termination by PICO if the average closing price is above $33.50.

The transaction is subject to regulatory approvals, approval of the transaction by shareholders of the Company and PICO and satisfactory completion of other conditions customary in transactions of this nature.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


The statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include those detailed from time to time in the Company's filings with the Securities and Exchange Commission and in particular risks and uncertainties regarding frequency and severity of claims in the Company's property and casualty business, loss reserve adequacy, rate competition and the effect of the insurance company subsidiaries' A.M. Best ratings.


Results of Operations

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

As previously reported, the Company concluded that its control over Citation General Insurance Company ("CGIC"), one of the companies acquired when the Registrant acquired Madison Capital, Inc. and subsidiaries in October 1993, had become temporary in late 1994. As a result, the Company has accounted for the results of CGIC on the equity method since November 1994 which resulted in a write off of its remaining investment in CGIC at that date. Consequently, the consolidated results of operations for the three and six month periods ended June 30, 1995 and 1996 do not include the operations of CGIC.

Direct and assumed premiums written decreased by $7.1 million, or 32.0%, in the three months ended June 30, 1996 compared to the same period in 1995. This decrease was the net result of a reduction of approximately $0.1 million in aggregate workers' compensation premiums, a reduction of approximately $5.6 million in aggregate property and casualty premiums and a decrease of approximately $1.4 million in aggregate personal automobile premiums.

The 2% decrease in workers' compensation premiums written from $5.2 million in the second quarter of 1995 to $5.1 million in the second quarter of 1996, was primarily a result of (a) reductions in minimum rates of 16% effective October 1, 1994, partially offset by a rate increase by the Company of 9.3% effective January 1, 1996 and (b) a decrease in the average premium per policy to $6,926 at June 30, 1996 from $10,873 at June 30, 1995 which was primarily a result of rate reductions and the intense competition in the California workers' compensation market caused by the competitive rate law which went into effect January 1, 1995. The decrease in average premium per policy was partially offset by an increase in the number of policies in-force from approximately 1,971 at June 30, 1995 to 2,799 at June 30, 1996.

The 36% decrease in property and casualty premiums written from $15.5 million in the second quarter of 1995 to $9.9 million in the second quarter of 1996 was primarily the result of approximately $4.9 million of non-recurring premium in the second quarter of 1995 related to the transfer of in force policies of CGIC to Citation Insurance Company. The $4.9 million of premium related to the transfer of in force policies of CGIC during the second quarter of 1995 was a result of the previously reported agreement with the California Department of Insurance regarding CGIC.

The 93% decrease in personal automobile premiums written from $1.5 million in the second quarter of 1995 to $0.1 million in the second quarter of 1996 resulted from the Company's decision to withdraw from the personal auto line of business as further described below. Due to unsatisfactory results, the Company terminated its agreement in October 1994 with the managing general agency ("MGA"), which had been producing this business since the Company entered this line and decided to withdraw from this business as described in previous filings. Although the Company is attempting to withdraw from the personal automobile business as quickly as possible, it may be required to offer existing policyholders the opportunity to renew their policies. While management believes the volume in this business will continue to decline rapidly over the next several quarters, the policy renewal offer requirements may result in some level of premium revenue being reported during the next two calendar years.

Net premiums written increased $0.5 million, or 4%, in the three months ended June 30, 1996 compared to the same period in 1995. This increase was the net result of an increase of approximately $1.9 million attributable to property and casualty premiums and a decrease of approximately $1.4 million attributable to personal automobile premiums. Workers' compensation net written premium in the three months ended June 30, 1996 was approximately equal to the net written premium during the same period in 1995.

The changes in net workers' compensation premiums written and net personal automobile premiums written are generally consistent with the changes in direct and assumed premium volume for these lines of business. The significant change in net property and casualty premiums written was primarily due to increased premiums ceded to reinsurers in 1995 under two reinsurance agreements aggregating $5.8 million. Of the increase in ceded premiums during the second quarter of 1995, $5.1 million was a result of the Company entering into a new excess of loss reinsurance agreement effective March 31, 1995. This agreement applied to the Company's property and casualty business and generally provided coverage for losses incurred in excess of $50,000 per occurrence up to $150,000 at which level the Company's previous reinsurance agreements provided coverage. The remaining $0.7 million increase in ceded premiums in the second quarter of 1995 resulted from the Company amending the existing property excess of loss reinsurance agreement whereby the reinsurance premium calculation would be based upon written premiums rather than earned premiums. Both agreements provided for ceding commissions which resulted in immediate increases in the Company's statutory surplus. The agreements were cancelled effective January 1, 1996 and replaced by a new property and casualty reinsurance agreement which generally provides coverage for losses incurred in excess of $250,000 per occurrence.

Net premiums earned decreased by $0.5 million, or 4%, in the three months ended June 30, 1996 compared to the same period in 1995. This decrease was primarily the net result of a reduction of approximately $0.5 million attributable to workers' compensation premiums, an increase of approximately $1.7 million attributable to property and casualty premiums and a decrease of $1.7 million attributable to personal automobile premiums. For the three months ended June 30, 1996, 41%, 57% and 2% of net premiums earned related to workers' compensation premiums, property and casualty premiums and personal automobile premiums, respectively, compared to 44%, 41% and 15% in the same period in 1995.

Net investment income decreased by $1.7 million or 43%, in the three months ended June 30, 1996 compared to the second quarter of 1995. The principal reason for the decrease was that the Company realized $1.7 million of capital gains in the second quarter of 1995 and realized $0.1 million during the same period of 1996. In addition, the decrease is partially a result of a reduction in the average investment portfolio during 1996 compared to 1995.

Total revenues for the second quarter of 1996 were $15.1 million, a 13% decrease from the second quarter of 1995.

The Company's underwriting results for the three months ended June 30, 1996 and 1995 (computed on a GAAP basis), are as follows:

                                                         Three Months Ended
                                                              June 30,
                                                       ---------------------
                                                       1996             1995
                                                       ----             ----
         Loss and Loss Adjustment Expense Ratio        82.7%            92.8%
         Underwriting Expense Ratio                    47.0             30.3
         Policyholder Dividend Ratio                    0.1             (2.1)
                                                      -----            -----

         Combined Ratio                               129.8%           121.0%
                                                      =====            =====

Loss and loss adjustment expenses decreased $1.7 million or 14% in the second quarter of 1996 from the second quarter of 1995. This decrease was primarily due to the decrease in net earned premium of 4% and a decrease in the loss ratio described below. The loss and loss adjustment expense ratio decreased to 82.7% in the second quarter of 1996 from 92.8% in the second quarter of 1995.

The decrease in loss and loss adjustment expense ratio from the prior year quarter is attributable to a decrease in the personal automobile loss and loss adjustment expense ratio from 206.0% to (-)93.4% partially offset by an increase in both the workers' compensation loss and loss adjustment expense ratio from 46.0% to 50.4% and the commercial property and casualty loss and loss adjustment expense ratio from 101.5% to 113.4% in 1996.

The commercial property and casualty loss and loss adjustment expense ratio increased from 101.5% in the second quarter of 1995 to 113.4% in the second quarter of 1996. The increase is a result of unfavorable loss development from prior year reserves of approximately $0.9 million. This development is partially attributable to late reported claims for the artisan contractor business which the Company discontinued writing in late 1994. As the artisan contractor policies were written on an annual basis and covered occurrences during the policy period, the Company had exposure to claims emanating from this line of business throughout 1995 even though such claims may not be reported to the Company for many years. Although management began re-underwriting the book of business in the third quarter of 1995, the Company has experienced an increase in the loss and loss adjustment expenses on its commercial property and casualty line of business during 1996.

The personal automobile loss and loss adjustment expense ratio decreased from 206.0% in the second quarter of 1995 to (-)93.4% in 1996. The second quarter of 1995 results included an increase in loss reserves of $0.7 million for the 1994 accident year. The decrease in the 1996 loss and loss adjustment expense ratio was primarily due to a decrease during the quarter in loss reserves of $0.7 million for prior accident years due to less than anticipated loss development and a rate increase of approximately 70% which was effective in November 1995. The 1994, 1995 and 1996 accident year loss and loss adjustment expense ratios for personal auto have exceeded 100% for each year respectively as developed through June 30, 1996. Primarily due to the poorer than expected operating results, the Company decided in January 1995 to withdraw from this line of business and focus on its primary business segments.

The increase in workers' compensation loss and loss expense ratio from 46.0% in the second quarter of 1995 to 50.4% in the second quarter of 1996 was primarily a result of the reduction in the favorable loss development from prior year reserves during 1996 compared to the second quarter of 1995. The favorable loss development from prior years' reserves in the second quarter of 1995 and 1996 resulted in a decrease in loss and loss adjustment expense of $2.2 million and $0.7 million, respectively. Notwithstanding the increase in the loss ratio, the workers' compensation loss and loss adjustment expense ratios in the second quarter of 1995 and 1996 were affected by a continued favorable trend in loss development for prior accident years. This favorable trend is a result of fewer than expected newly reported claims particularly for the 1993, 1994 and 1995 accident years and claim settlements for amounts lower than originally provided. These positive factors were partially offset by reductions in policy premium rates as a result of the open rating environment effective in California since January 1, 1995.

Policy acquisition costs and other underwriting expenses increased $2.0 million or 49% from the second quarter of 1995. This increase was primarily due to the Company writing off $1.9 million in deferred policy acquisition costs associated with the property and casualty line of business during the second quarter of 1996 due to a premium deficiency. As a percentage of net earned premium the underwriting expense ratio increased to 47.0% from 30.3% in the second quarter of 1995. This increase was the net result of an increase in the commercial property and casualty underwriting expense ratio from 27.3% to 61.0%, an increase in the personal automobile underwriting expense ratio from 32.4% to 52.5%, and a decrease in the workers' compensation underwriting expense ratio from 32.5% to 27.3%. The increase in the property and casualty expense ratio was primarily due to the write off of $1.9 million of deferred policy acquisition costs and partially a result of fixed overhead expenses being incurred against a smaller premium base. The increase in the personal automobile underwriting expense ratio resulted primarily from the Company incurring expenses in connection with running off the book of business.

Dividends to policyholders were $15,000 in the second quarter of 1996 compared with (-)$279,000 in the second quarter of 1995.

The Company reported an income tax expense of $14,000 for the second quarter of 1995 and $4,390,000 for the second quarter of 1996. The effective tax rate for 1995 and 1996 differed from the statutory rate primarily due to changes in the valuation allowance against deferred taxes. The Company increased the valuation allowance for deferred tax assets by $4.4 million during the second quarter of 1996 which resulted from a reduction in management's estimate of future taxable income.

Realization of the recorded deferred tax asset is dependent on the Company's ability to generate sufficient pre-tax and taxable income to offset the available losses during the reversal period. Based on the expiration of existing net operating losses, the Company will have to generate an average of approximately $0.5 million of taxable income in each year from 1997 forward to fully utilize the available losses, after giving effect to the valuation allowance. The Company believes that, after giving effect to the valuation allowance, pre-tax and taxable income in the carryforward period will be sufficient to utilize the recorded net deferred tax assets, including the available loss carryforwards. A change effective January 1, 1996 in the reinsurance structure of the insurance company subsidiaries will result in a higher percentage of retained loss reserves which will increase tax basis loss discounts in future tax years. The change in reinsurance will also increase the net unearned premium reserves which will increase taxable income in future tax years. In addition, the Company has been re-underwriting the property and casualty book of business to eliminate policies that have a high risk potential not contemplated in the pricing of the policy. The Company believes that the realization of the recorded net deferred tax asset is more likely than not. However, no assurance can be given that the Company's pre-tax and taxable income will be sufficient to utilize the deferred tax benefit in whole or in part. The Company's belief is based upon certain assumptions regarding future events which may or may not occur. If the Company is unable to achieve pre-tax income and the required levels of taxable income in the future, the Company may have to increase, perhaps materially, the valuation allowance. The Company's Federal income tax returns have not been audited by the Internal Revenue Service and all tax years remain open to possible audit.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Direct and assumed premiums written decreased by $14.4 million, or 34.0%, in the six months ended June 30, 1996 compared to the same period in 1995. This decrease was the net result of a reduction of approximately $1.3 million in aggregate workers' compensation premiums, a reduction of approximately $10.1 million in aggregate property and casualty premiums and a decrease of approximately $3.0 million in aggregate personal automobile premiums.

The 11% decrease in workers' compensation premiums written from $11.6 million in the first six months of 1995 to $10.3 million in the same period of 1996, was primarily a result of (a) reductions in minimum rates of 16% effective October 1, 1994, partially offset by a rate increase by the Company of 9.3% effective January 1, 1996 and (b) a decrease in the average premium per policy to $6,926 at June 30, 1996 from $10,873 at June 30, 1995 which was primarily a result of rate reductions and the intense competition in the California workers' compensation market caused by the competitive rate law which went into effect January 1, 1995.

The 37% decrease in property and casualty premiums written from $27.6 million in the first six months of 1995 to $17.5 million in the same period of 1996 was primarily the result of approximately $9.2 million of non-recurring premium in the first six months of 1995 related to the transfer of in force policies of CGIC to Citation Insurance Company. The $9.2 million of premium related to the transfer of in force policies of CGIC during the first six months of 1995 was a result of the previously reported agreement with the California Department of Insurance regarding CGIC.

The 91% decrease in personal automobile premiums written from $3.3 million in the first six months of 1995 to $0.3 million in the same period of 1996 resulted from the Company's decision to withdraw from the personal auto line of business as previously discussed.

Net premiums written increased $6.2 million, or 28%, in the six months ended June 30, 1996 compared to the same period in 1995. This increase was the net result of a reduction of approximately $1.4 million attributable to workers' compensation premiums, an increase of approximately $10.6 million attributable to property and casualty premiums and a decrease of approximately $3.0 million attributable to personal automobile premiums.

The decreases in net workers' compensation premiums written and net personal automobile premiums written are generally consistent with the changes in direct and assumed premium volume for these lines of business. The significant change in net property and casualty premiums written was primarily due to increased premiums ceded to reinsurers in 1995 under two reinsurance agreements aggregating $13.1 million and the cancellation of these two treaties on January 1, 1996 which resulted in a reduction of ceded written premiums of $7.6 million during the first quarter of 1996. This was partially offset by $2.8 million of premiums ceded to a new reinsurance contract effective January 1, 1996. Of the increase in ceded premiums during the first quarter of 1995, $11.0 million was a result of the Company entering into a new excess of loss reinsurance agreement effective March 31, 1995. This agreement applied to the Company's property and casualty business and generally provided coverage for losses incurred in excess of $50,000 per occurrence up to $150,000 at which level the Company's previous reinsurance agreements provided coverage. The remaining $2.1 million increase in ceded premiums in 1995 resulted from the Company amending the existing property excess of loss reinsurance agreement whereby the reinsurance premium calculation would be based upon written premiums rather than earned premiums. Both agreements provided for ceding commissions which resulted in immediate increases in the Company's statutory surplus.

The new property and casualty reinsurance agreement effective January 1, 1996 generally provides coverage for losses incurred in excess of $250,000 per occurrence and required an initial cession of unearned premiums of $2.8 million. This was more than offset by the cancellation of the above described reinsurance agreements on January 1, 1996 in which the ceded unearned premiums were returned to the Company in the amount of $7.6 million, effectively reversing the March 31, 1995 transactions described above.

The net effect of the changes described above which were effective January 1, 1996 was to decrease ceded written premiums and increase unearned premiums by approximately $4.8 million, increase deferred acquisition costs by $2.3 million and decrease reinsurance balances by $2.5 million.

Net premiums earned decreased by $3.5 million, or 12%, in the six months ended June 30, 1996 compared to the same period in 1995. This decrease was primarily the net result of a reduction of approximately $2.2 million attributable to workers' compensation premiums, an increase of approximately $2.4 million attributable to property and casualty premiums and a decrease of $3.7 million attributable to personal automobile premiums. For the six months ended June 30, 1996, 41%, 55% and 4% of net premiums earned related to workers' compensation premiums, property and casualty premiums and personal automobile premiums, respectively, compared to 44%, 40% and 16% in the same period in 1995.

Net investment income decreased by $2.0 million or 30%, in the six months ended June 30, 1996 compared to the same period of 1995. The principal reason for the decrease was that the Company realized $1.7 million of capital gains in the first six months of 1995 compared to $0.1 million during the same period of 1996. In addition, the decrease is partially a result of a reduction in the average investment portfolio during the 1996 period.

Total revenues for the first six months of 1996 were $30.2 million, a 16% decrease from the first six months of 1995.

The Company's underwriting results for the six months ended June 30, 1996 and 1995 (computed on a GAAP basis), are as follows:

                                                 Six Months Ended
                                                     June 30,  ,
                                             ---------------------------
                                              1996                 1995
                                              ----                 ----
Loss and Loss Adjustment Expense Ratio        81.4%                91.0%
Underwriting Expense Ratio                    39.9                 30.5
Policyholder Dividend Ratio                    0.1                 (0.5)
                                             -----                -----

Combined Ratio                               121.4%               121.0%
                                             =====                =====

Loss and loss adjustment expenses decreased $5.7 million or 21% in the six months of 1996 from the same period of 1995. This decrease was primarily due to the decrease in net earned premium of 12% and a decrease in the loss ratio described below. The loss and loss adjustment expense ratio decreased to 81.4% in the six months of 1996 from 91.0% in the first six months of 1995.

The decrease in loss and loss adjustment expense ratio from the prior year period is attributable to a decrease in the personal automobile loss and loss adjustment expense ratio from 174.6% to 40.2% partially offset by an increase in both the workers' compensation loss and loss adjustment expense ratio from 55.5% to 60.8% in 1996 and the commercial property and casualty loss and loss adjustment expense ratio from 95.5% to 99.9%.

The commercial property and casualty loss and loss adjustment expense ratio increased from 95.5% in the six months of 1995 to 99.9% in the same period of 1996. The increase is primarily a result of unfavorable loss development during the first six months of 1996 from prior year reserves of approximately $0.9 million. This development is partially attributable to late reported claims for the artisan contractor business which the Company discontinued writing in late 1994. As the artisan contractor policies were written on an annual basis and covered occurrences during the policy period, the Company had exposure to claims emanating from this line of business throughout 1995 even though such claims may not be reported to the Company for many years.

The personal automobile loss and loss adjustment expense ratio decreased from 174.6% in the first six months of 1995 to 40.2% in 1996. The first six months results of 1995 included an increase in loss reserves of $1.7 million for the 1994 accident year. The same period in 1996 includes a reduction in loss reserves of $0.8 million for prior accident years due to less than anticipated loss development. The decrease in the 1996 loss and loss adjustment expense ratio was further a result of the rate increase of approximately 70% which was effective in November 1995.

The increase in workers' compensation loss and loss expense ratio from 55.5% in the first six months of 1995 to 60.8% in the same period of 1996 was primarily a result of the reduction in the favorable loss development from prior year reserves during 1996 compared to the first six months of 1995. The favorable loss development from prior years' reserves in the first six months of 1995 and 1996 resulted in a decrease in loss and loss adjustment expense of $4.1 million and $2.1 million, respectively. Notwithstanding the increase in the loss ratio, the workers' compensation loss and loss adjustment expense ratios in the six months of 1995 and 1996 were affected by a continued favorable trend in loss development for prior accident years. This favorable trend is a result of fewer than expected newly reported claims particularly for the 1993, 1994 and 1995 accident years and claim settlements for amounts lower than originally provided. These positive factors were partially offset by reductions in policy premium rates as a result of the open rating environment effective in California since January 1, 1995.

Policy acquisition costs and other underwriting expenses increased $1.3 million or 15% from the first six months of 1995. This increase was primarily due the Company writing off $1.9 million in policy acquisition costs associated with the property and casualty line of business due to a premium deficiency, partially offset by the decline in net earned premiums during the same comparative periods of 12%. As a percentage of net earned premium the underwriting expense ratio increased to 39.9% from 30.5% in the first six months of 1995. This increase was the net result of an increase in the commercial property and casualty underwriting expense ratio from 31.9% to 49.3%, a decrease in the personal automobile underwriting expense ratio from 37.7% to 25.2%, and an increase in the workers' compensation underwriting expense ratio from 26.5% to 28.7%. The increase in the property and casualty expense ratio was primarily due to the write off of $1.9 million in policy acquisition costs and partially a result of fixed overhead expenses being incurred against a smaller premium base. The decrease in the personal automobile underwriting expense ratio resulted primarily from the Company writing off the deferred policy acquisition costs associated with this business aggregating $485,000 at March 31, 1995.

Dividends to policyholders were $30,000 in the first six months of 1996 compared with (-)$144,000 in the same period of 1995, reflecting management's expectations that the Company's future policyholder dividends obligations will be minimized.

The Company reported an income tax expense of $14,000 for the first six months of 1995 and $4,390,000 for the same period of 1996. The effective tax rate for 1995 and 1996 differed from the statutory rate primarily due to changes in the valuation allowance against deferred taxes. As previously discussed the Company increased the valuation allowance for deferred tax assets by $4.4 million during the second quarter of 1996.

Liquidity and Capital Resources

The Company's major sources of funds from operations are premiums collected and investment income. The major uses of operating funds include the payment of claims and underwriting and administrative expenses. The Company's current investment strategy is to structure the portfolio to match anticipated claims obligations as well as other operating needs. The Company used $7.9 million of funds in operations in the first six months of 1996 and used $3.1 million during the first six months of 1995. Funds used in the first six months of 1996 were primarily provided from the Company's investment portfolio.

The Company believes that its current capital structure together with internally generated funds, will be sufficient to support its operations for the foreseeable future. The Company currently has no material commitments for capital expenditures.

                            CITATION INSURANCE GROUP


PART II.               OTHER INFORMATION

Item 1.                Legal Proceedings

                       None, except in the ordinary course of business in connection with the insurance subsidiaries' operations.

Item 2.                Changes in Securities

                            None

Item 3.                Defaults upon Senior Securities

                            None

Item 4.                Submission of Matters to a Vote of Security Holders

                       The following matters were submitted to a vote of the common stockholders of record as of March 29,1996 at the Company's regularly scheduled Annual Meeting of Shareholders on May 29, 1996.

                       1. To elect three directors. Messrs. James R. Bancroft, Paul M. Bancroft and Donald Henderson were each elected to serve a term of three years.

                       2. To ratify the appointment of Deloitte and Touche LLP as independent auditors for the 1996 year. The appointment was ratified as proposed.

Item 5.                Other Information

                            None

Item 6.                Exhibits and Reports on Form 8-K

                       a. Financial Data Schedule included in electronic filing

                       b. No reports on Form 8-K were filed in the quarter ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  CITATION INSURANCE GROUP
                                  ------------------------
                                        (Registrant)



Date: August 14, 1996             Donald Henderson
                                  -----------------------------
                                  President & Chief Executive Officer
                                  (Principal Executive Officer)




Date: August 14, 1996             Robert M. Erickson
                                  -----------------------------
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)