Form 10-Q
period 1996-09-30
CITATION INSURANCE GROUP
filed 1996-11-19
CIK 830122

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to _________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,407,803 shares of common stock were outstanding as of October 31, 1996, including 313,600 shares held by a subsidiary of registrant.


                                     1 of 15

PART I.  FINANCIAL INFORMATION


ITEM 1.  Condensed Consolidated Financial Statements

                    CITATION INSURANCE GROUP AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  September 30,    December 31,
                                                                      1996             1995
                                                                      ----             ----
(In thousands)                                                    (unaudited)
ASSETS

Investments                                                      $ 120,215        $ 135,270
Cash                                                                   480            1,338
Investment income receivable                                         2,159            2,572
Premiums receivable                                                  8,519           12,687
Earned but unbilled premiums                                           318              936
Reinsurance recoverable                                             11,882           12,564
Prepaid reinsurance premiums                                         2,814            2,907
Deferred policy acquisition costs                                    2,487            2,346
Property and equipment, net                                            818            1,035
Deferred income taxes                                                6,415           10,974
Other assets                                                         2,235            1,603
                                                                 ---------        ---------
TOTAL ASSETS                                                     $ 158,342        $ 184,232
                                                                 =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Loss and loss adjustment expense                                 $ 100,294        $ 105,969
Unearned premiums                                                   19,498           17,032
Reinsurance balances                                                 1,721            9,896
Other liabilities                                                    1,566            5,232
                                                                 ---------        ---------
TOTAL LIABILITIES                                                  123,079          138,129

STOCKHOLDERS' EQUITY
Common stock                                                           622              620
Additional paid-in capital                                          45,280           45,207
Treasury stock                                                      (2,000)          (2,000)
Accumulated deficit                                                 (9,277)          (1,062)
Unrealized appreciation on investments, net of related tax             638            3,338
                                                                 ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                          35,263           46,103
                                                                 ---------        ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                            $ 158,342        $ 184,232
                                                                 =========        =========


See notes to condensed consolidated financial statements

                    CITATION INSURANCE GROUP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (In thousands, except share and per share amounts)


                                                Three Months Ended                   Nine Months Ended
                                                   September 30,                       September 30,
                                                   -------------                       -------------
                                              1996              1995              1996               1995
                                              ----              ----              ----               ----
REVENUES

DIRECT AND ASSUMED PREMIUMS WRITTEN       $    13,146        $   17,286       $    41,223        $    59,788
                                          -----------        ----------       -----------        -----------

Net premiums written                      $    11,794        $   10,936       $    40,689        $    33,591
Change in unearned premiums                       592               558            (2,687)             7,061
                                          -----------        ----------       -----------        -----------


NET PREMIUMS EARNED                            12,386            11,494            38,002             40,652

Net investment income                           2,166             2,531             6,683              9,021
Commission and fee income                          31               108               110                530
                                          -----------        ----------       -----------        -----------

                                               14,583            14,133            44,795             50,203
                                          -----------        ----------       -----------        -----------

EXPENSES
Loss and loss adjustment expense               11,952             9,705            32,810             36,237
Policy acquisition and other
 underwriting expense                           3,948             3,995            14,159             12,903
Dividends to policyholders                         15                58                45                (86)
Other operating costs and expenses                328               300               606              1,035
                                          -----------        ----------       -----------        -----------


                                               16,243            14,058            47,620             50,089
                                          -----------        ----------       -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES              (1,660)               75            (2,825)               114

INCOME TAXES                                    1,000                14             5,390                 28
                                          -----------        ----------       -----------        -----------

NET INCOME (LOSS)                         $    (2,660)       $       61       $    (8,215)       $        86
                                          ===========        ==========       ===========        ===========


NET INCOME (LOSS) PER SHARE               $     (0.44)       $      .01       $     (1.35)       $       .01
                                          ===========        ==========       ===========        ===========


WEIGHTED AVERAGE SHARES
  OUTSTANDING                               6,094,203         6,097,109         6,088,251          6,080,829
                                          ===========        ==========       ===========        ===========



See notes to condensed consolidated financial statements

                    CITATION INSURANCE GROUP AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Nine Months Ended
                                                  September 30,
                                                  -------------
                                              1996             1995
                                              ----             ----
(in thousands)
NET CASH USED IN OPERATING ACTIVITIES       $(11,832)       $ (6,370)
                                            --------        --------

INVESTING ACTIVITIES:
Investments purchased                        (22,648)        (45,686)
Investments sold                              26,616          49,654
Investments matured                            7,000           3,750
Purchases of property and equipment              (69)           (237)
                                            --------        --------

NET CASH PROVIDED BY
 INVESTING ACTIVITIES                         10,899           7,481

FINANCING ACTIVITIES:
Issuance of common stock                          75              --
                                            --------        --------



INCREASE (DECREASE) IN CASH                     (858)          1,111

CASH, BEGINNING OF PERIOD                      1,338             889
                                            --------        --------


CASH, END OF PERIOD                         $    480        $  2,000
                                            ========        ========


See notes to condensed consolidated financial statements

                    CITATION INSURANCE GROUP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


1.   BASIS OF ACCOUNTING

The accompanying condensed consolidated financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 have been prepared in accordance with the instructions to Form 10-Q and are unaudited; however, in management's opinion, they include all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of results for such interim periods. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in connection with the financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. Interim results are not necessarily indicative of results for the full year.

As previously reported, the Company concluded that its control over Citation General Insurance Company ("CGIC"), one of the companies acquired when the Registrant acquired Madison Capital, Inc. and subsidiaries in October 1993, had become temporary in late 1994. As a result, the Company has accounted for the results of CGIC on the equity method since November 1994 which resulted in a write off of its remaining investment in CGIC at that date. Consequently, the consolidated results of operations for the three and nine month periods ending September 30, 1996 and 1995 do not include the operations of CGIC. During July 1995, CGIC was placed into conservation by the State of California, effectively transferring control of CGIC's assets to the California Department of Insurance. In August 1995, CGIC was placed into liquidation by the State of California.

2.   INCOME TAXES

The Company reported an income tax expense of $28,000 for the first nine months of 1995 and $5.4 million for the first nine months of 1996. The effective tax rate for 1996 differed from the statutory rate primarily due to changes in the valuation allowance against deferred taxes. The Company increased the valuation allowance for deferred tax assets by $4.4 million during the second quarter of 1996 and $1.5 million in the third quarter of 1996 which resulted from a reduction in management's estimate of future taxable income.

Realization of the recorded deferred tax asset is dependent on the Company's ability to generate sufficient pre-tax and taxable income to offset the available losses during the reversal period. Based on the expiration of existing net operating losses, the Company will have to generate an average of approximately $0.2 million of taxable income in each year from 1997 forward to fully utilize the available losses, after giving effect to the valuation allowance. The Company believes that, after giving effect to the valuation allowance, pre-tax and taxable income in the carryforward period will be sufficient to utilize the recorded net deferred tax assets, including the available loss carryforwards. A change effective January 1, 1996 in the reinsurance structure of the insurance company subsidiaries will result in a higher percentage of retained loss reserves which may increase tax basis loss discounts in future tax years. The change in reinsurance may also increase the net unearned premium reserves which may increase taxable income in future tax years. In addition, the Company has been re-underwriting the property and casualty book of business to eliminate policies that have a high risk potential not contemplated in the pricing of the policy. The Company believes that the realization of the recorded net deferred tax asset is more likely than not. However, no assurance can be given that the Company's pre-tax and taxable income will be sufficient to utilize the deferred tax benefit in whole or in part. The Company's belief is based upon certain assumptions regarding future events which may or may not occur. If the Company is unable to achieve pre-tax income and the required levels of taxable income in the future, the Company again may have to increase, perhaps materially, the valuation allowance. The Company's Federal income tax returns have not been audited by the Internal Revenue Service and all tax years remain open to possible audit.

3.  PENDING BUSINESS COMBINATION

On March 4, 1996, the Company and Physicians Insurance of Ohio ("PICO") announced that they had signed a letter of intent for a stock-for-stock merger, pursuant to which PICO will become a wholly-owned subsidiary of Citation. The definitive agreement to merge the two companies was signed on May 3, 1996. As a result of the transaction, the shareholders of PICO will own over 80 percent of the combined company. On November 7, 1996, the Shareholders of the Company and PICO voted for the approval of the merger. The closing date is expected to be on or about November 20, 1996.

The transaction is subject to other conditions customary in transactions of this nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking information which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, but are not limited to, those detailed from time to time in the Company's filings with the Securities and Exchange Commission and in particular, risks and uncertainties regarding frequency and severity of claims in the Company's property and casualty business, loss reserve adequacy, rate competition and the effect of the insurance company subsidiaries' A.M. Best ratings.


Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

As previously reported, the Company concluded that its control over Citation General Insurance Company ("CGIC"), one of the companies acquired when the Registrant acquired Madison Capital, Inc. and subsidiaries in October 1993, had become temporary in late 1994. As a result, the Company has accounted for the results of CGIC on the equity method since November 1994 which resulted in a write off of its remaining investment in CGIC at that date. Consequently, the consolidated results of operations for the three and nine month periods ended September 30, 1995 and 1996 do not include the operations of CGIC.

Direct and assumed premiums written decreased by $4.2 million, or 24%, in the three months ended September 30, 1996 compared to the same period in 1995. This decrease was the net result of a reduction of approximately $1.3 million in aggregate workers' compensation premiums, a reduction of approximately $1.3 million in aggregate property and casualty premiums and a decrease of approximately $1.6 million in aggregate personal automobile premiums.

The 22% decrease in workers' compensation premiums written from $5.8 million in the third quarter of 1995 to $4.5 million in the third quarter of 1996, was primarily a result of (a) reductions in minimum rates of 16% effective October 1, 1994, partially offset by a rate increase by the Company of 9.3% effective January 1, 1996 and (b) a decrease in the number of policies in-force from approximately 2,758 at September 30, 1995 to 1,974 at September 30, 1996.

The 13% decrease in property and casualty premiums written from $9.8 million in the third quarter of 1995 to $8.5 million in the third quarter of 1996 was primarily the result of a decrease in average premium per policy of $4,808 at September 30, 1995 to $4,367 at September 30, 1996 which was primarily caused by a reduction in the size of risks underwritten by the Company. Management believes that this was primarily a result of the reduction of the insurance company subsidiary's A.M. Best rating late in the second quarter of 1995 which caused larger insured risks to seek coverage with companies with higher A.M. Best ratings.

The 94% decrease in personal automobile premiums written from $1.7 million in the third quarter of 1995 to $0.1 million in the third quarter of 1996 resulted from the Company's decision to withdraw from the personal auto line of business in January, 1995. While management believes the volume of this business will continue to decline over the next several quarters, policy renewal offer requirements may result in some level of premium revenue being reported during the next two calendar years.

Net premiums written increased $0.9 million, or 8%, in the three months ended September 30, 1996 compared to the same period in 1995. This increase was the net result of an increase of approximately $3.7 million attributable to property and casualty premiums, a decrease of approximately $1.6 million attributable to personal automobile premiums and a decrease of approximately $1.2 million attributable to workers' compensation premiums.

The changes in net workers' compensation premiums written and net personal automobile premiums written are generally consistent with the changes in direct and assumed premium volume for these lines of business. The significant change in net property and casualty premiums written was primarily due to increased premiums ceded to reinsurers in 1995 under two reinsurance agreements aggregating $3.0 million. Of the decrease in ceded premiums from the third quarter of 1995, $2.8 million was a result of the Company entering into a new excess of loss reinsurance agreement effective March 31, 1995. This agreement applied to the Company's property and casualty business and generally provided coverage for losses incurred in excess of $50,000 per occurrence up to $150,000 at which level the Company's previous reinsurance agreements provided coverage. The remaining $0.2 million decrease in ceded premiums from the third quarter of 1995 resulted from the Company amending the existing property excess of loss reinsurance agreement whereby the reinsurance premium calculation would be based upon written premiums rather than earned premiums. Both agreements provided for ceding commissions which resulted in immediate increases in the Company's statutory surplus. The agreements were cancelled effective January 1, 1996 and replaced by a new property and casualty reinsurance agreement which generally provides coverage for losses incurred in excess of $250,000 per occurrence.

Net premiums earned increased by $0.9 million, or 8%, in the three months ended September 30, 1996 compared to the same period in 1995. This increase was primarily the net result of a reduction of approximately $0.8 million attributable to workers' compensation premiums, an increase of approximately $3.3 million attributable to property and casualty premiums and a decrease of $1.6 million attributable to personal automobile premiums. For the three months ended September 30, 1996, 35%, 63% and 2% of net premiums earned related to workers' compensation premiums, property and casualty premiums and personal automobile premiums, respectively, compared to 45%, 39% and 16% in the same period in 1995.

Net investment income decreased by $0.4 million or 14%, in the three months ended September 30, 1996 compared to the third quarter of 1995. The decrease is principally a result of a reduction in the average investment portfolio during 1996 compared to 1995.

Total revenues for the third quarter of 1996 were $14.6 million, a 3% increase from the third quarter of 1995.

The Company's underwriting results for the three months ended September 30, 1996 and 1995 (computed on a GAAP basis), are as follows:


                                                        Three Months Ended
                                                          September 30,
                                                          -------------
                                                        1996          1995
                                                        ----          ----
        Loss and Loss Adjustment Expense Ratio          96.5%        84.4%
        Underwriting Expense Ratio                      31.9         34.8
        Policyholder Dividend Ratio                      0.1          0.5
                                                       -----        -----

        Combined Ratio                                 128.5%       119.7%
                                                       =====        =====

Loss and loss adjustment expenses increased $2.2 million or 23% in the third quarter of 1996 from the third quarter of 1995. This increase was primarily due to an increase in the loss ratio described below and an increase in net earned premiums of 8%. The loss and loss adjustment expense ratio increased to 96.5% in the third quarter of 1996 from 84.4% in the third quarter of 1995.

The increase in loss and loss adjustment expense ratio from the prior year quarter is attributable to an increase in both the workers' compensation loss and loss adjustment expense ratio from 77.9% to 123.2% and the commercial property and casualty loss and loss adjustment expense ratio from 83.0% to 83.2% in 1996 partially offset by a decrease in personal automobile loss and loss adjustment expense ratio from 106.4% to 50.1%.

The increase in workers' compensation loss and loss expense ratio from 77.9% in the third quarter of 1995 to 123.2% in the third quarter of 1996 was primarily a result of unfavorable loss development from prior year reserves during 1996 compared to favorable loss development in the third quarter of 1995 and from an increase in the projected 1996 accident year loss and loss adjustment expense ratio. The favorable loss development from prior years' reserves in the third quarter of 1995 was $2.3 million compared to an unfavorable loss development in the third quarter of 1996 of $1.0 million. The 1995 and 1996 accident year loss and loss expense ratios reflect the reductions in policy premium rates as a result of the open rating environment effective in California since January 1, 1995.

The commercial property and casualty loss and loss adjustment expense ratio was approximately the same in the third quarter of 1995 as in the third quarter of 1996. The loss and loss expenses in the third quarter of 1996 include unfavorable loss development from prior year reserves of approximately $0.2 million. This development is partially attributable to late reported claims for the artisan contractor business which the Company discontinued writing in late 1994. As the artisan contractor policies were written on an annual basis and covered occurrences during the policy period, the Company had exposure to claims emanating from this line of business throughout 1995 even though such claims may not be reported to the Company for many years.

The personal automobile loss and loss adjustment expense ratio decreased from 106.4% in the third quarter of 1995 to 50.1% in 1996. The decrease in the 1996 loss and loss adjustment expense ratio was primarily due to a decrease during the quarter in loss reserves of $0.2 million for prior accident years due to less than anticipated loss development and a rate increase of approximately 70% which was effective in November 1995. The 1994, 1995 and 1996 accident year loss and loss adjustment expense ratios for personal auto have exceeded 100% for each year as developed through September 30, 1996. Primarily due to the poorer than expected operating results, the Company decided in January 1995 to withdraw from this line of business and focus on its primary business segments.

Policy acquisition costs and other underwriting expenses were approximately the same in the third quarter of 1995 as compared to the third quarter of 1996. As a percentage of net earned premium the underwriting expense ratio decreased to 31.9% from 34.8% in the third quarter of 1995. This decrease was the net result of a decrease in the commercial property and casualty underwriting expense ratio from 54.2% to 35.7%, an increase in the personal automobile underwriting expense ratio from 26.7% to 36.9%, and an increase in the workers' compensation underwriting expense ratio from 20.2% to 24.5%. The decrease in the property and casualty expense ratio and increase in the workers' compensation expense ratio was primarily due to a change in the third quarter of 1995 in the allocation of overhead expenses in connection with changes in the Company's mix of business and cost structure. The decrease in the property and casualty expense ratio was partially offset by fixed overhead expenses being incurred against a smaller premium base. The increase in the personal automobile underwriting expense ratio resulted primarily from the Company incurring expenses in connection with running off the book of business.

Dividends to policyholders were $15,000 in the third quarter of 1996 compared with $58,000 in the third quarter of 1995.

The Company reported an income tax expense of $14,000 for the third quarter of 1995 and $1.0 million for the third quarter of 1996. The effective tax rate for 1996 differed from the statutory rate primarily due to changes in the valuation allowance against deferred taxes. The Company increased the valuation allowance for deferred tax assets by $1.5 million during the third quarter of 1996 which resulted from a reduction in management's estimate of future taxable income.

Realization of the recorded deferred tax asset is dependent on the Company's ability to generate sufficient pre-tax and taxable income to offset the available losses during the reversal period. Based on the expiration of existing net operating losses, the Company will have to generate an average of approximately $0.2 million of taxable income in each year from 1997 forward to fully utilize the available losses, after giving effect to the valuation allowance. The Company believes that, after giving effect to the valuation allowance, pre-tax and taxable income in the carryforward period will be sufficient to utilize the recorded net deferred tax assets, including the available loss carryforwards. A change effective January 1, 1996 in the reinsurance structure of the insurance company subsidiaries will result in a higher percentage of retained loss reserves which will increase tax basis loss discounts in future tax years. The change in reinsurance will also increase the net unearned premium reserves which may increase taxable income in future tax years. In addition, the Company has been re-underwriting the property and casualty book of business to eliminate policies that have a high risk potential not contemplated in the pricing of the policy. The Company believes that the realization of the recorded net deferred tax asset is more likely than not. However, no assurance can be given that the Company's pre-tax and taxable income will be sufficient to utilize the deferred tax benefit in whole or in part. The Company's belief is based upon certain assumptions regarding future events which may or may not occur. If the Company is unable to achieve pre-tax income and the required levels of taxable income in the future, the Company may have to increase, perhaps materially, the valuation allowance. The Company's federal income tax returns have not been audited by the Internal Revenue Service and all tax years remain open to possible audit.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Direct and assumed premiums written decreased by $18.6 million, or 31%, in the nine months ended September 30, 1996 compared to the same period in 1995. This decrease was the net result of a reduction of approximately $2.7 million in aggregate workers' compensation premiums, a reduction of approximately $11.4 million in aggregate property and casualty premiums and a decrease of approximately $4.5 million in aggregate personal automobile premiums.

The 15% decrease in workers' compensation premiums written from $17.4 million in the first nine months of 1995 to $14.7 million in the same period of 1996, was primarily a result of (a) reductions in minimum rates of 16% effective October 1, 1994, partially offset by a rate increase by the Company of 9.3% effective January 1, 1996 and (b) a decrease in the number of policies in-force from approximately 2,758 at September 30, 1995 to 1,974 at September 30, 1996.

The 31% decrease in property and casualty premiums written from $37.4 million in the first nine months of 1995 to $26.0 million in the same period of 1996 was primarily the result of approximately $9.2 million of non-recurring premium in the first nine months of 1995 related to the transfer of in force policies of CGIC to Citation Insurance Company. The $9.2 million of premium related to the transfer of in force policies of CGIC during the first nine months of 1995 was a result of the previously reported agreement with the California Department of Insurance regarding CGIC. The decrease was also partially a result of a decrease in average premium per policy from $4,808 at September 30, 1995 to $4,367 at September 30, 1996 which was primarily caused by a reduction in the insurance company subsidiary's A.M. Best rating late in the second quarter of 1995.

The 90% decrease in personal automobile premiums written from $5.0 million in the first nine months of 1995 to $0.5 million in the same period of 1996 resulted from the Company's decision to withdraw from the personal auto line of business as previously discussed.

Net premiums written increased $7.1 million, or 21%, in the nine months ended September 30, 1996 compared to the same period in 1995. This increase was the net result of a reduction of approximately $2.6 million attributable to workers' compensation premiums, an increase of approximately $14.2 million attributable to property and casualty premiums and a decrease of approximately $4.5 million attributable to personal automobile premiums.

The changes in net workers' compensation premiums written and net personal automobile premiums written are generally consistent with the changes in direct and assumed premium volume for these lines of business. The significant change in net property and casualty premiums written was primarily due to decreased premiums ceded to reinsurers from 1995 under two reinsurance agreements aggregating $16.1 million and the cancellation of these two treaties on January 1, 1996 which resulted in a reduction of ceded written premiums of $7.6 million during the first quarter of 1996. This was partially offset by $2.8 million of premiums ceded to a new reinsurance contract effective January 1, 1996. Of the higher ceded premiums during the first quarter of 1995, $13.8 million was a result of the Company entering into a new excess of loss reinsurance agreement effective March 31, 1995. This agreement applied to the Company's property and casualty business and generally provided coverage for losses incurred in excess of $50,000 per occurrence up to $150,000 at which level the Company's previous reinsurance agreements provided coverage. The remaining $2.3 million decrease in ceded premiums from 1995 resulted from the Company amending the existing property excess of loss reinsurance agreement whereby the reinsurance premium calculation would be based upon written premiums rather than earned premiums. Both agreements provided for ceding commissions which resulted in immediate increases in the Company's statutory surplus.

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

Net premiums earned decreased by $2.6 million, or 7%, in the nine months ended September 30, 1996 compared to the same period in 1995. This decrease was primarily the net result of a reduction of approximately $3.1 million attributable to workers' compensation premiums, an increase of approximately $5.8 million attributable to property and casualty premiums and a decrease of $5.3 million attributable to personal automobile premiums. For the nine months ended September 30, 1996, 39%, 58% and 3% of net premiums earned related to workers' compensation premiums, property and casualty premiums and personal automobile premiums, respectively, compared to 44%, 40% and 16% in the same period in 1995.

Net investment income decreased by $2.3 million or 26%, in the nine months ended September 30, 1996 compared to the same period of 1995. The principal reason for the decrease was that the Company realized $1.9 million of capital gains in the first nine months of 1995 compared to $0.2 million during the same period of 1996. In addition, the decrease is partially a result of a reduction in the average investment portfolio during the 1996 period.

Total revenues for the first nine months of 1996 were $44.8 million, an 11% decrease from the first nine months of 1995.

The Company's underwriting results for the nine months ended September 30, 1996 and 1995 (computed on a GAAP basis), are as follows:


                                                     Nine Months Ended
                                                       September 30,
                                                       -------------
                                                     1996         1995
                                                     ----         ----

       Loss and Loss Adjustment Expense Ratio        86.3%        89.1%
       Underwriting Expense Ratio                    37.3         31.7
       Policyholder Dividend Ratio                    0.1         (0.2)
                                                    -----        -----

       Combined Ratio                               123.7%       120.6%
                                                    =====        =====

Loss and loss adjustment expenses decreased $3.4 million or 9% in the nine months of 1996 from the same period of 1995. This decrease was primarily due to the decrease in net earned premium of 7% and a decrease in the loss ratio described below. The loss and loss adjustment expense ratio decreased to 86.3% in the nine months of 1996 from 89.1% in the first nine months of 1995.

The decrease in loss and loss adjustment expense ratio from the prior year period is attributable to a decrease in the personal automobile loss and loss adjustment expense ratio from 155.8% to 41.9% partially offset by an increase in both the workers' compensation loss and loss adjustment expense ratio from 61.9% to 79.0% in 1996 and the commercial property and casualty loss and loss adjustment expense ratio from 92.0% to 93.9%.

The commercial property and casualty loss and loss adjustment expense ratio increased from 92.0% in the nine months of 1995 to 93.9% in the same period of 1996. The increase is primarily a result of unfavorable loss development during the first nine months of 1996 from prior year reserves of approximately $1.1 million. This development is partially attributable to late reported claims for the artisan contractor business which the Company discontinued writing in late 1994. As the artisan contractor policies were written on an annual basis and covered occurrences during the policy period, the Company had exposure to claims emanating from this line of business throughout 1995 even though such claims may not be reported to the Company for many years.

The personal automobile loss and loss adjustment expense ratio decreased from 155.8% in the first nine months of 1995 to 41.9% in 1996. The first nine months results of 1995 included an increase in loss reserves of $1.7 million for the 1994 accident year. The same period in 1996 includes a reduction in loss reserves of $1.0 million for prior accident years due to less than anticipated loss development. The decrease in the 1996 loss and loss adjustment expense ratio was further a result of the rate increase of approximately 70% which was effective in November 1995.

The increase in workers' compensation loss and loss expense ratio from 61.9% in the first nine months of 1995 to 79.0% in the same period of 1996 was primarily a result of the reduction in the favorable loss development from prior year reserves during 1996 compared to the first nine months of 1995. The favorable loss development from prior years' reserves in the first nine months of 1995 and 1996 resulted in a decrease in loss and loss adjustment expense of $6.4 million and $1.0 million, respectively. Notwithstanding the increase in the loss ratio, the workers' compensation loss and loss adjustment expense ratios in the nine months of 1995 and 1996 were affected by a continued favorable trend in loss development for prior accident years. This favorable trend is a result of fewer than expected newly reported claims particularly for the 1993, 1994 and 1995 accident years and claim settlements for amounts lower than originally provided. These positive factors were more than offset by reductions in policy premium rates as a result of the open rating environment effective in California since January 1, 1995 which affected the 1995 and 1996 accident year loss and loss expense ratios.

Policy acquisition costs and other underwriting expenses increased $1.3 million or 10% from the first nine months of 1995. This increase was primarily due to the Company writing off $2.2 million in policy acquisition costs associated with the property and casualty line of business due to a premium deficiency in the first nine months of 1996, partially offset by the decline in expenses related to the lower net earned premiums during 1996. As a percentage of net earned premium the underwriting expense ratio increased to 37.3% from 31.7% in the first nine months of 1995. This increase was the net result of an increase in the commercial property and casualty underwriting expense ratio from 38.2% to 44.4%, a decrease in the personal automobile underwriting expense ratio from 34.7% to 27.2%, and an increase in the workers' compensation underwriting expense ratio from 24.9% to 27.5%. The increase in the property and casualty expense ratio was primarily due to the write off of $2.2 million in policy acquisition costs in the first nine months of 1996 and partially a result of fixed overhead expenses being incurred against a smaller premium base. The decrease in the personal automobile underwriting expense ratio resulted primarily from the Company writing off the deferred policy acquisition costs associated with this business aggregating $485,000 in the nine month period ended September 30, 1995.

Dividends to policyholders were $45,000 in the first nine months of 1996 compared with ($86,000) in the same period of 1995, reflecting management's expectations that the Company's future policyholder dividends obligations will be minimized.

The Company reported an income tax expense of $28,000 for the first nine months of 1995 and $5.4 million for the same period of 1996. The effective tax rate for 1996 differed from the statutory rate primarily due to changes in the valuation allowance against deferred taxes. As previously discussed, the Company recorded a $5.9 million increase in the valuation allowance during the first nine months of 1996.

Liquidity and Capital Resources

The Company's major sources of funds from operations are premiums collected and investment income. The major uses of operating funds include the payment of claims and underwriting and administrative expenses. The Company's current investment strategy is to structure the portfolio to match anticipated claims obligations as well as other operating needs. The Company used $11.8 million of funds in operations in the first nine months of 1996 and used $6.4 million during the first nine months of 1995. Funds used in the first nine months of 1996 were primarily provided from the Company's investment portfolio.

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

                    None

Item 3.         Defaults upon Senior Securities

                    None

Item 4.        Submission of Matters to a Vote of Security Holders

               The following matters were submitted to a vote of the common stockholders of record as of September 20, 1996 at a Special Meeting of Shareholders scheduled on November 7, 1996.

               1. To consider and vote upon a proposed merger (the "Merger") of Citation Holdings, Inc., an Ohio corporation ("Holdings") and a wholly-owned subsidiary of Citation, with and into Physicians Insurance Company of Ohio, an Ohio corporation ("PICO"), pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"), dated as of May 1, 1996, as amended, by and among PICO, Citation and Holdings.

               2. If the Merger is approved, to consider and vote upon certain amendments to Citation's Articles of Incorporation in connection with the Merger, including an increase in the authorized capitalization of Citation.

               3. If the Merger is approved, to consider and vote upon certain amendments to Citation's Bylaws in connection with the Merger.

                    At the meeting, the Merger was approved by a vote of 4,013,521 in favor, 2,900 against, 40,054 abstain and 122,331 broker non-votes. The Amendment to the Articles of Incorporation was approved by a vote of 4,048,934 in favor, 88,818 against and 41,054 abstain. The Amendment to the By-Laws was approved by 4,124,727 in favor, 2,400 against and 51,679 abstain.

Item 5.         Other Information

                    None

Item 6.         Exhibits and Reports on Form 8-K

               a.   Financial Data Schedule included in electronic filing
               b. No reports on Form 8-K were filed in the quarter ended September 30, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    CITATION INSURANCE GROUP
                                    ------------------------------
                                         (Registrant)



Date: November 14, 1996             Robert M. Erickson
                                    ------------------------------
                                    Acting Chief Executive Officer
                                    (Principal Executive Officer)




Date: November 14, 1996             Robert M. Erickson
                                    ------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)