Form 10-K
period 1996-12-31
CITATION INSURANCE GROUP
filed 1997-04-15
CIK 830122

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

/ / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-18786

                               PICO HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     CALIFORNIA                    94-2723335
        (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

                         875 PROSPECT STREET, SUITE 301
                           LA JOLLA, CALIFORNIA 92037
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (619) 456-6022

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OR THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

APPROXIMATE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT (BASED ON THE CLOSING SALES PRICE OF SUCH STOCK AS REPORTED IN THE NASDAQ NATIONAL MARKET) ON MARCH 24, 1997 WAS $74,222,080. EXCLUDES SHARES OF COMMON STOCK HELD BY DIRECTORS, OFFICERS AND EACH PERSON WHO HOLDS 5% OR MORE OF THE REGISTRANT'S COMMON STOCK.

NUMBER OF SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING AS OF MARCH 24, 1997 WAS 32,486,718. AS OF SUCH DATE, 4,572,015 SHARES OF COMMON STOCK WERE HELD BY A SUBSIDIARY AND AN AFFILIATE OF THE REGISTRANT.

                       DOCUMENTS INCORPORATED BY REFERENCE


(1) PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED FOR JUNE 5, 1997 ARE INCORPORATED BY REFERENCE IN PART III HEREIN.

                               PICO HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                                                             Page
                                                                             No.
                                                                             ----
PART I.......................................................................  1

    Item 1.  BUSINESS........................................................  1
    Item 2.  PROPERTIES...................................................... 25
    Item 3.  LEGAL PROCEEDINGS............................................... 25
    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER.............. 26

PART II...................................................................... 26

    Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS............................................. 26
    Item 6.  SELECTED FINANCIAL DATA......................................... 27
    Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS....................................... 28
    Item 8.  FINANCIAL STATEMENTS............................................ 43
    Item 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE........................................ 79

PART III..................................................................... 79

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............. 79
    Item 11.  EXECUTIVE COMPENSATION......................................... 79
    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................... 79
    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 79

PART IV...................................................................... 80

    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM
              10-K........................................................... 80

SIGNATURES................................................................... 82

                                     PART I


         THIS FORM 10-K CONTAINS A NUMBER OF FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS ABOUT THE COMPANY'S PLANS FOR EXPANSION, WHICH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS THAT WILL HAVE AN EFFECT ON THE COMPANY'S FINANCIAL PERFORMANCE. THE COMPANY CAUTIONS INVESTORS THAT ANY FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH UNDER "BUSINESS RISKS" AND ELSEWHERE HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS OR FROM HISTORICAL RESULTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.

ITEM 1.  BUSINESS

INTRODUCTION

         PICO Holdings, Inc. ("PICO") is a holding company principally engaged in five industry segments; portfolio investing, property and casualty insurance, life and health insurance, medical malpractice liability ("MPL") insurance and other. The Company operates through a number of direct and indirect subsidiaries (with PICO, collectively referred to herein as the "Company"). The Company's objective is to use its resources to increase shareholder value through investments in businesses which the Company believes are undervalued or will benefit from additional capital, restructuring of operations or management, or improved competitiveness through operational efficiencies with the Company's existing operations. This business strategy has only recently been implemented. The Company may be deemed to be controlled by Guinness Peat Group plc ("GPG"), a strategic investment company domiciled in London, England. GPG is a publicly held company with its shares listed on the London, Australia and New Zealand stock exchanges.

         PICO was incorporated in 1981 and began operations in 1982. Its principal executive office is located at 875 Prospect Street, Suite 301, La Jolla, California 92037, and its telephone number is (619) 456-6022.

         SUBSIDIARIES

         Unless otherwise indicated, each subsidiary is directly or indirectly wholly-owned by PICO. The Company's operating subsidiaries and their principal subsidiaries or affiliates are as follows:

         CITATION INSURANCE COMPANY ("CIC").

         CIC writes commercial property and casualty insurance in Arizona, California, Colorado, Nevada and Utah. CIC has also written Workers Compensation insurance, however, the Company is currently in the process of selling off that line of business through a transfer to and sale of its wholly-owned subsidiary, Citation National Insurance Company ("CNIC"). CNIC is licensed in California and is not currently writing any new business. See "Recent Developments."

         SUMMIT GLOBAL MANAGEMENT, INC. ("SUMMIT").

         Summit is a Registered Investment Advisor that offers investment management services to clients throughout the United States. Summit is wholly-owned by Physicians.

         PHYSICIANS INSURANCE COMPANY OF OHIO ("PHYSICIANS").

         Physicians, an Ohio licensed insurance corporation, operates primarily as a diversified investment and insurance company. Its operations and those of its direct and indirect subsidiaries include strategic investing, investment management, life insurance and property and casualty insurance. Physicians has been licensed as a property and casualty insurer by the Ohio Department of Insurance ("Ohio Department") since 1976 and is also licensed by the Kentucky Department of Insurance. Disclosure in this section regarding the business of "Physicians" includes all operations of its subsidiaries.

         PHYSICIANS' SUBSIDIARIES AND AFFILIATED COMPANIES.

         SEQUOIA INSURANCE COMPANY ("SEQUOIA"). Sequoia is a California-domiciled insurance company licensed to write insurance coverage for property and casualty risks within the state of California. Sequoia writes business through approximately 75 independent agents and brokers covering risks located primarily within northern and central California. Although multiple line underwriting is conducted and at one time or another all major lines of property and casualty insurance except workers' compensation and ocean marine have been written, Sequoia has, over the past few years, transitioned from writing primarily personal lines of business (automobile, homeowners, etc.) to commercial lines.

         AMERICAN PHYSICIANS LIFE INSURANCE COMPANY ("APL"). APL offers critical illness insurance through Survivor Key policies as well as other life and health insurance products. APL is wholly owned by Physicians Investment Company ("PIC"), a wholly-owned subsidiary of Physicians.

         THE PROFESSIONALS INSURANCE COMPANY ("PRO"). Pro is an Ohio domiciled insurance company first licensed to write property and casualty insurance in Ohio in 1979. It is also licensed in Kentucky, West Virginia and Wisconsin.

         CLM INSURANCE AGENCY, INC. ("CLM"). CLM, purchased on July 1, 1995, is a California insurance agency which places insurance with California insurers, including Sequoia.

         GLOBAL EQUITY CORPORATION ("GEC"). Physicians owns 38.2% of GEC, a Canadian international investment banking corporation. Set forth below are the names and respective jurisdictions of incorporation of certain direct and indirect subsidiaries of GEC, all of which are wholly owned except for Forbes Ceylon Limited ("Forbes Ceylon") which was 51% owned as of December 31, 1996. The following list includes, but is not limited to, all subsidiaries the total assets of which constituted more than 10% of the consolidated assets of GEC as at December 31, 1996 or the total revenues of which constituted more than 10% of the consolidated revenues of GEC during fiscal 1996. GEC owns approximately 13% of PICO as of December 31, 1996.

                                                                     JURISDICTION
                                                                           OF
         SUBSIDIARY                                                  INCORPORATION
         ----------                                                  -------------
Direct
Forbes & Walker Securities Limited ................................    Canada
Forbes & Walker (USA) Inc. ........................................    Delaware
Indirect
Forbes Ceylon Limited .............................................    Sri Lanka
Forbes & Walker International Limited .............................    Barbados
Forbes & Walker Limited ...........................................    Sri Lanka
Vidler Water Company, Inc. ........................................    Colorado


         Subsidiaries of GEC are either holding companies or inactive, with the exception of Forbes & Walker Securities Limited ("F&WSL"), which continues to be a broker and a member of the Toronto Stock Exchange ("TSE"); Forbes & Walker Limited ("Forbes & Walker"), which was acquired by GEC on October 21, 1993; Forbes Ceylon, a Colombo Stock Exchange ("CSE") listed company, which completed an approximate Cdn. $66 million initial public offering in the fall of 1994 and is an investment holding company; and Vidler Water Company, Inc. ("Vidler"), which acquires and manages water-related assets that was acquired on November 14, 1995. The other subsidiaries may be utilized in the future in furtherance of the international investment banking, asset management or corporate finance activities of GEC.

         HISTORY OF THE COMPANY

         RECENT MERGER.

         On November 20, 1996, Citation Holdings, Inc., an Ohio corporation ("Sub"), merged with and into Physicians, (the "Merger") pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement") dated as of May 1, 1996, as amended by and among Citation Insurance Group, Physicians and Sub. Pursuant to the Merger, each outstanding share of Class A Common Stock of Physicians (the "Physicians Stock") was converted into the right to receive
5.0099 shares of PICO's Common Stock. As a result, (i) the former shareholders of Physicians owned approximately 80% of the outstanding Common Stock of PICO immediately after the Merger and controlled the Board of Directors of PICO and
(ii) Physicians became a wholly owned subsidiary of PICO. Pursuant to the Merger Agreement, PICO also assumed all outstanding options to acquire Physicians Stock.

         As a result of the Merger, the business and operations of Physicians became a substantial majority of the business and operations of the Company.

         Effective upon the Merger, PICO's name, which was previously "Citation Insurance Group" was changed to "PICO Holdings, Inc." and the Nasdaq symbol for the Company's stock was changed from "CITN" to "PICO."

         PHYSICIANS

         Physicians was incorporated under the laws of Ohio in September 1976 and was licensed by the Ohio Department in December 1976. Physicians was formed with the sponsorship of the Ohio State Medical Association ("OSMA") to provide MPL insurance coverage to physicians who were members of the OSMA. Physicians was formed in response to a then-existing crisis in the MPL insurance marketplace in Ohio. MPL claims had increased substantially in severity and frequency. Insurance companies providing MPL coverage responded in some cases by increasing premiums significantly or even by leaving the marketplace. The OSMA sought to provide a stable insurance provider for its members in the face of this volatile MPL marketplace by forming Physicians.

         Until 1993, OSMA held shares representing a majority of Physicians' voting power. Physicians' Code of Regulations also contained the requirement that three OSMA officers sit on Physicians' Board of Directors and that Physicians only write MPL insurance for the OSMA members. Physicians secured the endorsement of its insurance products by the OSMA pursuant to an endorsement contract.

         The strategic direction of Physicians changed in 1993. First, Physicians repurchased its shares from the OSMA and amended its Code of Regulations to delete the requirements that three OSMA officers sit on Physicians' Board. The MPL product endorsement was terminated and the three Physicians directors who were affiliated with the OSMA resigned as directors.

         Additionally in 1993, Physicians was approached by an investor who could provide a significant capital infusion. Physicians sold 1,428,571 newly-issued and authorized shares of Physicians stock, representing, at that time, 32% of Physicians' voting power, for $5 million to GPG, a London-based strategic investment company. At that same time, four designees of GPG (Messrs. Broadbent, whose term expired in 1995, Langley and Hart and Dr. Weiss) were elected to Physicians' Board. GPG subsequently purchased from Physicians $3.0 million of additional shares of Physicians Stock, thereby increasing GPG's equity stake in Physicians. In May and June 1996 GPG sold a total of 850,000 shares of Physicians to GEC (which converted into 4,258,415 shares of PICO pursuant to the Merger).

         During 1995, there was another overall shift in the strategic direction of Physicians. As discussed further below, Physicians sold its recurring MPL business, purchased a property and casualty insurance company in California (Sequoia) which does not write MPL insurance and made a significant investment in GEC which operates primarily as an international investment company. Physicians' objective is to use its resources and those of its subsidiaries and affiliates to increase shareholder value through investments in businesses which Physicians believes are undervalued or will benefit from additional capital, restructuring of operations or management, or improved competitiveness through operational efficiencies with existing Physicians operations. This business strategy has only recently been implemented.

         On March 7, 1995, Physicians executed the Stock Purchase Agreement with Sydney Reinsurance Corporation ("SRC") to acquire all of the outstanding stock of SRC's wholly-owned subsidiary, Sequoia, a property and casualty insurance company incorporated under the laws of California in 1946 and licensed to write insurance in California. Sequoia provides light commercial and multiperil insurance in northern and central California through an independent agency system. The acquisition price of $1,350,000 was paid in cash on August 1, 1995.

         Physicians initially capitalized Sequoia with $2.6 million in paid-in capital and an additional $5.9 million in paid-in surplus. Subsequently, Physicians has contributed an additional $11.8 million to Sequoia to cover 1995 net losses, to strengthen Sequoia for purposes of maintaining or improving Sequoia's "B++" (Very Good) Best rating and its NAIC risk-based capital ratio, and to provide capital for growth.

         All policy and claims liabilities of Sequoia prior to closing are the responsibility of SRC and have been unconditionally and irrevocably guaranteed by QBE Insurance Group Limited, an Australian corporation of which SRC indirectly is a wholly-owned subsidiary. Physicians is required to maintain a minimum surplus in Sequoia of $7.5 million and, through a management agreement, is supervising the run-off of SRC's liabilities. As part of the management agreement, Physicians was reimbursed for certain expenses incurred in the servicing of the business existing prior to closing. Since its acquisition by Physicians, Sequoia has continued to write light commercial and multiperil insurance in northern and central California.

         On July 14, 1995, Physicians and PRO entered into an Agreement for the Purchase and Sale of Certain Assets (the "Mutual Agreement") with Mutual Assurance Inc. ("Mutual"). This transaction was approved by Physicians' shareholders on August 25, 1995 and closed on August 28, 1995. Pursuant to the Mutual Agreement, Physicians sold the recurring professional liability insurance business and related liability insurance business for physicians and other health care providers (the "Book of Business") of Physicians and PRO. Physicians and PRO were engaged in, among other things, the business of offering MPL insurance and related insurance to physicians and other health care providers principally located in Ohio. Mutual acquired the Book of Business in consideration of the payment of $6.0 million, plus interest at a rate of 6% per annum from July 1, 1995 until the date of closing, or an aggregate of $6.1 million.

         Simultaneously with execution of the Mutual Agreement, Physicians and Mutual entered into a Reinsurance Treaty pursuant to which Mutual agreed to assume all risks attaching after July 15, 1995 under medical professional liability insurance policies issued or renewed by Physicians on physicians, surgeons, nurses, and other health care providers, dental practitioner professional liability insurance policies including corporate and professional premises liability coverage issued by Physicians, and related commercial general liability insurance policies issued by Physicians (the "Policies"), net of inuring reinsurance. The premium payable to Mutual for such reinsurance is an amount equal to 100% of the premiums paid to Physicians, net of inuring reinsurance, on the Policies subject to a ceding commission equal to the sum of
(i) the commissions payable by Physicians, to agents procuring the Policies;
(ii) Mutual's allocable share of Physicians' premium taxes or franchise taxes, whichever is lower; and (iii) Mutual's allocable share of any guaranty fund assessment against Physicians with respect to premiums paid on the Policies.

         Physicians and PRO have reinsured a portion of the insurance written prior to July 16, 1995 with unaffiliated reinsurers and 100% of the insurance written between July 16, 1995 and January 1, 1996 with Mutual. Subject to such reinsurance, Physicians and PRO remain primarily liable to policyholders.

         As part of the Mutual Agreement, Physicians and PRO agreed not to sell the following insurance products for a period of five years ending August 27, 2000, in any state in which Physicians, PRO or Mutual was licensed to offer MPL insurance products as of August 28, 1995: professional liability insurance for physicians, surgeons, dentists, hospitals, ambulatory surgical clinics, and other health care providers (collectively, "Health Care Providers"); reinsurance for insurers writing professional liability insurance for such Health Care Providers; comprehensive general liability insurance for Health Care Providers; stop loss insurance for Health Care Providers who have contracted to provide health care services at a fixed rate; and managed care liability insurance providing coverage for liability arising from errors and omissions of a managed care organization, for the vicarious liability of a managed care organization for acts and omissions by contracted and employed providers, and for liability of directors and officers of a managed care organization.

         Physicians will continue to administer the runoff of claims on policies written or renewed prior to July 16, 1995. Physicians estimates based upon actuarial indications that approximately 75% of Physicians' claim liabilities will be paid out within five years.

         In 1983, Physicians incorporated Summit and subsequently registered it with the SEC as an investment adviser. Summit was inactive from 1990 through 1994, and in January 1995, Summit was reactivated. In addition to its registration with the SEC, Summit is registered as an investment adviser in California, Florida, Kansas, Louisiana, Oregon, Virginia and Wisconsin. Summit maintains an office in California. Funds under management are approximately $400 million, most of which are funds which Summit is managing on behalf of Physicians and its subsidiaries and affiliates. Summit provides an opportunity for Physicians to be further diversified and will provide fee based revenues. Since February 1995, Summit has provided investment management services to Physicians and its insurance subsidiaries. Summit also offers its services to other individuals and institutions.

         On September 5, 1995, Physicians purchased 21,681,084 common shares of GEC for $34.4 million in cash. GEC is a Canadian corporation which has its offices in Toronto, Canada. GEC is a publicly-held corporation and is listed on the TSE and The Montreal Exchange under the symbol "GEQ." Physicians' purchase amounted to 38.2% of GEC's outstanding common shares. GEC operates primarily as an international investment company. GEC currently owns 4,258,415 shares of PICO's outstanding Common Stock.

         Immediately prior to the Merger, Physicians operated in five industry segments: property and casualty insurance, life and health insurance, portfolio investing, MPL insurance and other. MPL insurance was written by Physicians and its wholly-owned subsidiary, PRO, an Ohio corporation organized in 1979. Physicians and PRO sold MPL insurance to physicians, dentists, nurses and other allied health care professionals. Physicians and PRO discontinued writing MPL insurance at the end of 1995, but continue to administer the adjustment of claims and the investment of related assets for policies in force prior to July 16, 1995. Physicians conducted and continues to conduct its life and health insurance business through APL, an Ohio-domiciled life insurer which was formed in 1978. In July 1993, APL began aggressively marketing a critical illness policy which Physicians and APL believe is unique to the U.S. market. The portfolio investing segment was engaged in principally by Physicians. Property and casualty operations were conducted by Sequoia. The Company's other operations consisted primarily of Summit's investment adviser operations. In the future, other segments will continue to be conducted by Summit and may also be conducted by other subsidiaries of Physicians. The property and casualty insurance segment was engaged in by Sequoia, which Physicians acquired on August 1, 1995.

         In addition to PRO, PIC, APL, Summit and Sequoia, at December 31, 1996, Physicians had five wholly-owned subsidiaries, none of whose current operations are material to the financial position of the Company. CLM Insurance Agency, Inc. ("CLM") was purchased by Physicians on July 1, 1995. CLM brokers insurance in California for Sequoia and other unaffiliated companies. Raven Development Company was incorporated in Ohio in 1981 as a real estate development corporation. It is currently involved in one development in central Ohio but is in the process of withdrawing from the real estate development industry. Medical Premium Finance Company ("MPFC") was incorporated in Ohio to conduct insurance premium finance business. MPFC ceased writing new loans effective September 30, 1994, and became totally dormant as of October 1, 1995. S.M.B. Financial Planning, Inc. ("SMB") is an Ohio corporation acquired in 1983 to provide financial planning services. SMB has not been operating for the past five years.

         CITATION.

         The following describes the history of PICO, which was previously known as "Citation Insurance Group" prior to the Merger. All references to "CIG" are references to PICO as it existed prior to the Merger. CIG was a holding company principally engaged in writing workers' compensation and commercial property and casualty insurance through its wholly-owned subsidiaries, CIC and CNIC. Citation refers to CIG and its subsidiaries, excluding Citation General Insurance Company
(CGIC) as they existed before the Merger. CGIC, a wholly-owned subsidiary of CIG, was placed into conservation in July 1995 by the State of California. Citation had effectively written off its investment in CGIC in November, 1994.

         CIC has historically specialized in providing workers' compensation coverage for California businesses and, more recently, in Arizona, Colorado and Utah.

         In October 1989, CIC entered the commercial property and casualty business. Since that time, CIC has underwritten general liability and property insurance for small and medium-sized businesses with uniform risk characteristics and coverage needs. CIC typically provides general liability, theft, inland marine, property, glass and incidental products liability coverage. Commercial auto and umbrella liability are written for accounts where CIC writes other lines of business.

         In October 1993, CIG completed the acquisition of Madison Capital, Inc. and its subsidiaries ("Madison") for which CIG issued 2,158,545 shares of its common stock and paid $3,650,000 to the former shareholders of Madison in exchange for all of the issued and outstanding stock of Madison. Madison was merged with and into CIG and Madison's former wholly-owned subsidiaries, The Canadian Insurance Company of California, California Consumers Insurance Company and Madison Acceptance Corporation, became wholly-owned subsidiaries of CIG. In February 1994, the names of The Canadian Insurance Company of California and California Consumers Insurance Company were changed to Citation General Insurance Company, (CGIC), and Citation National Insurance Company (CNIC), respectively.

         CGIC and CNIC specialized in insuring accounts in commercial property-oriented business classifications, including investment properties, retail operations, restaurants, wholesale distribution operations and other service-related businesses. Until October 1994 they also provided coverage for artisan contractors.

         Madison Acceptance Corporation ("MAC") is licensed by the California Department of Corporations as an industrial loan company empowered to transact premium financing in California. MAC does not presently conduct premium financing operations.

         During 1994, Citation increased CGIC's loss reserves and, in the third quarter of 1994, the increase in CGIC's loss reserves aggregated approximately $6.2 million. These increases were due primarily to re-evaluation of potential losses related to construction defect claims emanating from CGIC's artisan contractor policies written in years prior to the merger. Subsequent to the third quarter loss reserve increases, Citation notified the California Department of Insurance (the "California Department") that the cumulative effect of these increases brought CGIC below the minimum surplus required by the State. Citation began working with the Department to formulate a plan for resolving the situation. Based upon discussions with the Department regarding the possible conservation of CGIC, Citation concluded that its control over CGIC had become temporary and, as a result, has accounted for the results of CGIC on the equity method since November 1994, resulting in a write off of its remaining investment in CGIC of $4.2 million at that date. At that time, CGIC and CNIC stopped writing any new business.

         In February 1995, Citation reached an agreement in principle with the Department regarding CGIC. Under the terms of the agreement, an inter-company pooling reinsurance agreement between CGIC and CNIC was commuted effective September 30, 1994. In addition, CNIC transferred approximately $1.1 million of securities into a contingency fund for potential further development of CGIC's loss reserves associated with accident years 1990 to 1994 during which time the inter-company pooling agreement was in effect. Further, CIG agreed to pay $600,000 in cash to CGIC and transfer its 25% ownership of CIG's Costa Mesa property to CGIC. As a result of this agreement CIG recorded a liability for the cost of the disposition of CGIC, which includes the above described payments and transfers which, when combined with its write off of its investment in CGIC, resulted in a $6.7 million charge to Citation's operating results in 1994. Further, CIC agreed to acquire the in-force book of business of CGIC for approximately $1.7 million, which amount was accrued as a liability of Citation and recorded as an other asset at December 31, 1994.

         During July 1995, CGIC was placed into conservation by the State of California, effectively transferring control of CGIC's assets to the California Department. In August 1995, CGIC was placed into liquidation by the State of California.

         On November 30, 1995, CIG contributed all of the capital stock of CNIC to CIC. This transaction increased the paid in and contributed surplus of CIC by $5,303,731. CNIC has been essentially inactive since mid-December 1994.

         In February 1994, Citation entered the personal automobile insurance business in California by offering low limit policies marketed through a Managing General Agent. Primarily as a result of poor operating results in this line, Citation decided in early 1995 to withdraw from this business and focus on its primary business segments i.e., workers' compensation and commercial property and casualty.

         CIC is currently licensed to write business in Arizona, California, Colorado, Hawaii, Nevada, New Mexico and Utah and is currently writing business in Arizona, California, Colorado, Nevada and Utah. CNIC is licensed in California.

         RECENT DEVELOPMENTS.

         In November 1996, Physicians purchased a $2.5 million convertible debenture from PC Quote, Inc. Physicians currently owns approximately 30% of PC Quote, Inc.'s outstanding shares. PC Quote, Inc. is an electronic provider of real-time securities quotations and news.

         In January 1997, CIC entered into a letter of intent to sell its workers compensation business to an unaffiliated insurance company.

         On April 14, 1997, GEC and PICO entered into an agreement for the purchase of Nevada Land and Resource Company, LLC, owner of approximately 1,365,000 acres of deeded land in Northern Nevada, for a total purchase price of $53.7 million. The closing date is scheduled for April 23, 1997.

OPERATIONS.

         The Company operates in five industry segments, portfolio investing, property and casualty insurance, life and health insurance, MPL and other. Physicians discontinued writing MPL insurance at the end of 1995 but continues to administer the adjustment of claims and the investment of related assets. Citation is currently negotiating for the sale of its workers compensation operations, principally due to recent changes in California regulations with regard to rating of policies and to better utilize capital and concentrate on the synergies of the property and casualty insurance businesses common to both Sequoia and Citation. There can be no assurance that Citation will be successful in selling the workers compensation operations on favorable terms, if at all.

PORTFOLIO INVESTING OPERATIONS

         In late 1994, Physicians began the process of changing its strategic direction from the operation of an MPL insurance business to investing in businesses which PICO believes are undervalued or will benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with existing PICO operations. Accordingly, in January 1995, Physicians reactivated its investment advisory subsidiary, Summit, in August 1995 Physicians acquired Sequoia and entered new lines of property and casualty insurance, in September 1995 Physicians purchased 38.2% of GEC, a Canadian corporation active in international investment banking, agricultural services, water rights, and other businesses and in 1996 Physicians acquired control of Citation pursuant to the Merger. Due to the Company's limited experience in the operation of the businesses of each of these subsidiaries, which currently constitute a substantial portion of the Company's operations, there can be no assurance as to the future operating results of the Company or the recently acquired businesses of the Company.

         The Company will continue to make selective investments for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This could involve the restructuring of the financing or management of the entities in which the Company invests and initiating and facilitating mergers and acquisitions. This business strategy has only recently been implemented, however, and it is not reflected in prior years' financial statements, nor are the financial statements indicative of possible results of this new business strategy in the future. Shareholders will be relying on the experience and judgment of the Company's management to locate, select and develop new acquisition and investment opportunities. There can be no assurance that sufficient opportunities will be found or that this business strategy will be successful. Failure to successfully implement this strategy may negatively impact the business and financial condition and results of operations of the Company.

         Application of Physicians' new strategy since 1995 has resulted in a greater concentration of equity investments held by Physicians, and consequently, the Company. Market values of equity securities are subject to changes in the stock market, which may cause the Company's shareholders' equity to fluctuate from period to period. At times, the Company may come to hold securities of companies for which no market exists or which may be subject to restrictions on resale. As a result, periodically, a portion of the Company's assets may not be readily marketable.

INSURANCE.

         PREMIUMS.

         The following table shows the total net premiums written (gross premiums less premiums ceded pursuant to reinsurance treaties) by line of business by the Company and its subsidiaries for the periods indicated as reported in financial statements filed with the Ohio Department and the California Department using statutory accounting principles:

                              NET PREMIUMS WRITTEN
                               BY LINE OF BUSINESS

                                                    1996       1995       1994
                                                   -------    -------    -------
                                                         (IN THOUSANDS)
Property and Casualty............................. $35,757    $10,755
Medical Professional Liability....................      28     11,824    $ 7,130
                                                   -------    -------    -------
           Total Property and Casualty Premiums...  36,785     22,579      7,130
                                                   -------    -------    -------
Life and Health:

Individual:
           Life...................................   1,232      1,122        826
           Health.................................      74         86         87
           Annuity................................   2,665      1,480      1,721
Group:
           Life...................................     449        475        551
           Health.................................      82        274      2,578
           Annuity................................     921        462        818
                                                   -------    -------    -------
Total Life and Health Insurance Premiums..........   5,423      3,899      6,581
                                                   -------    -------    -------
           Total Premiums......................... $42,208    $26,478    $13,711
                                                   =======    =======    =======


         Physicians experienced significant declines in MPL net premiums written over the period described. Net premiums equal direct premiums plus assumed premiums, minus premiums ceded under reinsurance treaties. The amount of reinsurance assumed by Physicians over the years has been negligible. However, direct MPL premiums written have declined significantly, from $28.0 million in

1994 to $22.6 million in 1995 and to $0.2 million in 1996. Additionally, MPL premiums ceded under reinsurance treaties have varied greatly from year to year. See "-- Reinsurance." APL's premium writings have also declined significantly since 1994, mostly as a result of exiting the group health insurance business in mid-1994. Interest in APL's critical illness policy, Survivor Key, has been less than expected and not enough to offset the decline in health premiums. Nevertheless, premiums received for this product have increased in recent quarters. Sequoia's property and casualty premium writings are included only for the period August 1 through December 31, 1995 and for all of 1996. Citation's premiums are included only for the period after November 20, 1996.

         PROPERTY AND CASUALTY INSURANCE

         Three of the Company's subsidiaries, Sequoia, CIC and CNIC underwrite property and casualty insurance in California and, to a lesser extent in Arizona, Colorado, Nevada and Utah.

         Sequoia is licensed to write insurance in California and is represented by approximately 75 independent insurance agents and by Physicians' wholly-owned subsidiary insurance agency, CLM. Sequoia writes primarily light commercial and multiperil insurance in northern and central California. Sequoia's principal sources of premium production represent farm insurance and small to medium-sized commercial accounts, most of which are located outside of large urban areas. A small amount of earthquake coverage is provided, either as an endorsement to an existing insurance policy or as a result of participation in a state-mandated pool. Most business is written at independently filed rates.

         CIC underwrites general liability and property insurance for small and medium-sized businesses, including restaurants, hotels and motels, retail stores, owners of small commercial centers, and until October 1994, artisan contractors, with uniform risk characteristics and coverage needs. CIC targets specific types of accounts within predetermined business classifications containing certain characteristics including low potential for loss severity, no long delay between loss occurrence and loss reporting, and a relatively short and uncomplicated claim settlement process. CIC typically provides general liability, theft, inland marine, property, glass, commercial automobile, incidental products liability coverage and umbrella liability. CIC sells policies through approximately 400 independent producers located in its operating territories.

         Net earned premiums, incurred losses and corresponding loss ratio (excluding LAE) for Sequoia and Citation for 1996 were (dollars in thousands) $31,399, $13,908 and 44.3%, respectively.

         Shown in the table below are results of Sequoia only by line of business.

                                                            1996
                                     ------------------------------------------
                                        NET
                                     PREMIUMS       NET LOSSES         NET LOSS
                                      EARNED        INCURRED*          RATIO*
                                     --------       ----------         --------
                                                (DOLLARS IN THOUSANDS)
Fire................................ $     75        $     70           93.3%
Allied lines........................       37              14           37.8
Homeowners multiperil...............       87            (131)            --
Commercial multiperil...............   14,495           7,343           50.7
Inland marine.......................       --              30             --
Earthquake..........................      117              31           26.5
Other liability.....................      913            (890)            --
Auto liability......................    6,760           4,094           80.6
Auto physical damage................    3,770           1,672           44.4
                                     --------        --------
           Total.................... $ 26,254        $ 12,233           46.6%
                                     ========        ========

                                       10

* Net losses incurred and net loss ratios shown exclude LAE.


         The underwriting staffs of Sequoia, CIC, and CNIC (the "P & C Insurance Group") are solely responsible for the ultimate acceptance, underwriting and pricing of applications for commercial insurance. Premium pricing levels are based on a variety of factors, including industry historical loss costs, anticipated loss costs, acceptable profit margins and anticipated operating expenses.

         The objective of pricing structures in all product lines is to provide sufficient funds to pay all costs of policy issuance and administration, premium taxes and losses and related claims handling expenses and provide a profit margin as well. Because pricing structures are based on estimates of future loss patterns developed from historical information and because losses and expenses may differ substantially from estimates, product pricing may ultimately prove inadequate. Factors causing inadequate rates may include catastrophic losses or a lack of correlation between the loss forecast for the market and that applicable to the customers which actually purchase the policies. In addition, if underlying statistical information understates the value of known claims, forecasts may understate prospective claims patterns.

         The P & C Insurance Group's policy is to settle valid claims promptly and equitably. The P & C Insurance Group employs claim technicians, located in various locations throughout California, to administer the claim settlement process. It is the P & C Insurance Group's policy to limit the number of claims assigned to each technician, based in part on the complexity of the individual claims. It is also the P & C Insurance Group's policy that the most experienced technicians handle the most complex claims. In general, claims in litigation are the most complex and require the most experienced personnel.

         The Company's claim staff, working closely with claim department supervisors, may retain independent adjusters, appraisers and defense counsel, based on the nature of the claim. In addition, the P & C Insurance Group has implemented procedures and programs to detect and investigate claim fraud and believes that, to date, these programs have resulted in substantial savings relative to the claimed amounts involved.

         Sequoia has expended considerable effort and expense in streamlining and reordering its operations in the latter part of 1995 and in 1996. Computer systems have been developed to facilitate decentralization of underwriting and claims adjusting functions. As a result, in May 1996, Sequoia terminated its home office lease agreement and entered into a short-term lease arrangement for substantially less office space at a nearby location. This may result in a significant savings to Sequoia over time and provides greater flexibility for the future.

         The P & C Insurance Group has emphasized the development and maintenance of information and processing systems for use in all areas of its business. Management believes that its information and processing systems enable the Insurance Group to compete effectively through enhanced policyholder services, efficient underwriting, claim support systems, reduced processing costs and timely management information. In addition, CIC's systems are not dependent on specific hardware vendors, thereby providing it with greater control over hardware costs and flexibility in terms of operating hardware. An internally integrated software system has been designed for the processing of CIC's workers' compensation and commercial property and casualty business, including automated policy issuance and claim processing.

         CIC's claim function has been supported by its on-line automated claim system, which has been internally developed and refined over several years. CNIC's claims functions have been integrated into CIC's automated system and are being supported by this system. Utilizing this system, claim technicians have on-line, direct access to all claim files through their own computer terminal.

         CIC and Sequoia collect premiums either by direct billing or producer billing. Sequoia has recently developed its own direct billing system and began utilizing this system for all new and renewal policies, thereby eliminating its reliance on the outside service vendor. The workers' compensation direct billing program is supported by CIG's in-house automated system.

         CIC, CNIC and Sequoia each write property and casualty insurance policies. Most of CIC's, CNIC's and Sequoia's net premiums are attributable to property and casualty. The property and casualty insurance industry has been highly cyclical, and the industry has been in a cyclical downturn over the last several years due primarily to premium rate competition, which has resulted in lower profitability. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of surplus in the industry. The level of surplus in the industry varies with returns on invested capital and regulatory barriers to withdrawal of surplus. Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers. The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including natural disasters (such as hurricanes, windstorms, earthquakes and fires), fluctuations in interest rates and other changes in the investment environment which affect market prices of insurance companies' investments and the income from those investments, inflationary pressures that affect the size of losses and judicial decisions affecting insurers' liabilities. The demand for property and casualty insurance can also vary significantly, generally rising as the overall level of economic activity increases and falling as such activity decreases.

         Workers' Compensation

         Workers' compensation is a no-fault statutory system, which requires an employer to provide its employees with medical care, disability payments and other specified benefits for work-related injuries or illnesses. Employers typically purchase workers' compensation insurance to provide these benefits, which are statutorily established. CIC currently writes workers compensation policies, however, the Company has entered into a letter of intent to sell its workers compensation business. See "- Recent Developments."

         MPL

         Prior to the sale of the MPL insurance business in August 1995, Physicians and PRO sold only MPL coverage. Physicians and PRO were represented by approximately 40 independent insurance agents and by Physicians' wholly-owned subsidiary insurance agency, PICO Insurance Agency, Inc. While Physicians and PRO were licensed collectively in the states of Ohio, Kentucky, Michigan, West Virginia and Wisconsin, MPL coverage was actively sold only in Ohio and Kentucky. Physicians and PRO continue to administer the adjustment of claims and the investment of related assets for policies written or renewed prior to July 16, 1995.

         Life and Health

         APL is represented on a commission basis by approximately 400 independent agents, some of whom may also be licensed with other unaffiliated companies. APL, an Ohio-domiciled life insurer, has written life, annuity and group health insurance since its inception in 1978. In July, 1993, APL began marketing a critical illness policy which APL believed was unique to the U.S. market. In the face of heightened competition for group health insurance and to concentrate on the Survivor Key product, on July 1, 1994, APL ceased writing group, health and dental coverages with the exception of the Physicians Group Plans, which were terminated in March 1996. To date, response to APL's critical illness policy, Survivor Key, has been less than expected but is increasing. See "Management Discussion and Analysis of Financial Condition and Results of Operations."

         Liabilities for Unpaid Loss and Loss Adjustment Expenses

         Liabilities for unpaid loss and LAE are estimated based upon actual and industry experience, and assumptions and projections as to claims frequency, severity and inflationary trends and settlement payments. Such estimates may vary from the eventual outcome. The inherent uncertainty in estimating reserves is particularly acute for lines of business for which both reported and paid losses develop over an extended period of time.

         Several years or more may elapse between the occurrence of an insured MPL, workers' compensation or casualty loss, the reporting of the loss and the final payment of the loss. Loss reserves are estimates of what an insurer expects to pay claimants, legal and investigative costs and claims administrative costs. The Company's subsidiaries are required to maintain reserves for payment of estimated losses and loss adjustment expense for both reported claims and claims which have occurred but have not yet been reported ("IBNR"). Ultimate actual liabilities may be materially more or less than current reserve estimates.

         Reserves for reported claims are established on a case-by-case basis. Loss and loss adjustment expense reserves for IBNR are estimated based on many variables including historical and statistical information, inflation, legal developments, the regulatory environment, benefit levels, economic conditions, judicial administration of claims, general trends in claim severity and frequency, medical costs and other factors which could affect the adequacy of loss reserves. Management reviews and adjusts IBNR reserves regularly.

         The liabilities for unpaid losses and LAE for Physicians, PRO, Sequoia, CIC and CNIC, (the "Combined Insurance Group") were $252.0 million in 1996, $229.8 million in 1995 and $180.7 million in 1994, net of discount on MPL reserves. Of those amounts, the liabilities for unpaid loss and LAE of prior years increased by $2.3 million in 1996 and $3.2 million in 1995 and decreased by $12.7 million in 1994. These changes in reserves for prior years reserves were due to the following:

                                                                      1996     1995      1994
                                                                     ------   ------   -------
(Decrease) in provision for prior year claims....................... $ (2.6)  $ (0.3)  $ (19.6)
Retroactive reinsurance.............................................            (2.4)     (7.6)
Accretion of reserve discount.......................................    4.9      5.9      14.5
                                                                     ------   ------   -------
           Net increase (decrease) in liabilities for unpaid loss
           and LAE of prior years.................................. $  2.3   $  3.2   $ (12.7)
                                                                     ======   ======   =======


         See schedule in Note 12 of Notes to the Company's Consolidated Financial Statements for additional information regarding reserve changes.

         Although the Combined Insurance Group's reserves are certified annually by independent actuaries as required by state law, significant fluctuations in reserve levels can occur based upon a number of variables used in actuarial projections of ultimate incurred losses and LAE.

         Significant changes in estimates of MPL reserves occurred at year end 1994. In part in 1993, but to a greater extent in 1994, data indicated projected occurrence frequency had stabilized and projected severity was lower based on current data. Both incurred and paid development methods reflected more stable and internally consistent results which were lower than 1992 levels (and, in 1994, lower than 1993 levels). Given that all methods at December 31, 1994 affirmed the early signals of improvement in 1993, projected ultimate incurred losses and LAE were adjusted for the prior years. Excess loss layers (losses greater than $200,000) were more significantly impacted because the aforementioned improvement in basic limits projections flows into the excess loss projection estimation process and was supplemented by a more thorough study of excess loss levels that also indicated favorable development for this layer of exposure (Physicians' excess experience was determined to be more favorable relative to prior indications). In combination, these changes across all coverage types

(basic and excess limits; occurrence, claims-made and tail) resulted in the large reduction in ultimates at December 31, 1994 versus ultimates at December 31, 1993 shown in the roll-forward of reserves schedule in Note 12 of Notes to the Company's Consolidated Financial Statements.

         Physicians' liability for unpaid MPL losses and LAE is discounted to reflect investment income as permitted by the Ohio Department. The method of discounting is based upon historical payment patterns and assumes an interest rate at or below Physicians' investment yield, and is the same rate used for statutory reporting purposes. Prior to 1994, direct and assumed MPL reserves were discounted at a rate of 7.5% for 1987 and prior accident years, 5.5% for the 1988 accident year, 5% for accident years 1989, 1990 and 1991, and 4% for the 1992 and 1993 accident years. In 1994, Physicians lowered its discount rate to 4% for all accident years resulting in a cumulative effect of a change in accounting principle of $4.1 million.

         All members of the P & C Insurance Group seek to reduce the loss that may arise from individually significant claims or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance carriers.

         In 1994, Physicians entered into a specific excess reinsurance treaty covering $3.0 million of losses in excess of the $2.0 million retention after a one-time deductible of an aggregate $3.0 million of losses in excess of $2.0 million on losses incurred during the period January 1, 1992 through June 30, 1993. The $1.6 million of premiums paid under this treaty has been accounted for as a deposit. Physicians entered into two other treaties in 1994. One treaty covers $800,000 of losses in excess of the $200,000 retention and the other treaty covers $4.0 million of losses in excess of $1.0 million. Both treaties cover policies issued or renewed after July 1, 1993, and contain elements of retroactive and prospective risk transfers. The effects on reserves of the accounting for the retroactive portions of these treaties under SFAS No. 113 are shown in the table above.

         Reconciliation of Unpaid Loss and Loss Adjustment Expenses

         An analysis of changes in the liability for unpaid loss and LAE for 1994, 1995 and 1996 is set forth in Note 12 of Notes to the Company's Consolidated Financial Statements.

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

         The following table presents the development of balance sheet liabilities for 1986 through 1996 for all property and casualty line of business including MPL. The "Net liability as originally estimated" line shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date on a discounted basis for each of the indicated years. Reserves for other lines of business that Physicians ceased writing in 1989, which are immaterial, are excluded. The "Gross liability as originally estimated" represents the estimated amounts of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date on an undiscounted basis, including losses that had been incurred but not reported.




                                                                               Year Ended December 31
                                                 ----------------------------------------------------------------------------------
                                                   1986           1987           1988           1989          1990          1991
                                                                                    (in thousands)
Net Liability as originally estimated:           $  77,041      $ 104,495      $ 109,435      $ 126,603      $128,104      $129,768
Discount                                            31,915         35,146         37,100         36,806        30,230        30,647
Gross liability as originally estimated:           108,956        139,641        146,535        163,409       158,334       160,413
Cumulative payments as of:
  One year later                                    27,975         35,339         27,229         43,725        42,488        42,986
  Two years later                                   62,794         61,228         69,335         84,463        81,536        81,489
  Three years later                                 84,278         96,680        105,274        110,291       108,954       103,505
  Four years later                                 112,830        123,254        122,589        128,737       120,063       120,073
  Five Years later                                 130,606        135,034        136,454        135,170       126,100       127,725
  Six years later                                  139,479        144,405        138,907        138,912       130,146
  Seven years later                                146,440        145,589        140,451        141,854
  Eight years later                                147,452        145,733        141,641
  Nine years later                                 147,895        145,431
  Ten years later                                  148,151
Liability re-estimated as of:
  One year later                                   133,028        149,426        148,847        162,653       160,200       188,811
  Two years later                                  142,201        145,432        148,932        162,371       179,915       184,113
  Three years later                                152,705        149,243        154,177        176,123       172,715       174,790
  Four years later                                 150,504        152,427        165,596        169,488       170,847       177,811
  Five years later                                 152,873        158,868        163,676        171,532       171,968       172,431
  Six years later                                  152,209        160,414        165,996        170,873       165,255
  Seven years later                                157,366        164,727        166,144        167,341
  Eight years later                                162,547        164,893        161,328
  Nine years later                                 162,212        160,683
  Ten years later                                  160,250
Cumulative Redundancy (Deficiency)               $ (51,294)     $ (21,042)     $ (14,793)     $  (3,932)     $ (6,921)     $(12,018)

RECONCILIATION TO FINANCIAL STATEMENTS:
  Gross Liability - end of year
  Reinsurance recoverable

  Net liability - end of year
  Net discount

  Discounted net liability-end of year
  Discounted reinsurance recoverable


Discontinued personal lines insurance

  Balance sheet liability (discounted)


  Gross re-estimated liability - latest
  Re-estimated recoverable - latest

  Net re-estimated liability - latest
  Net re-estimated discount - latest

  Discounted net re-estimated liability - latest

Gross cumulative redundancy (deficiency)





                                                                                      Year Ended December 31
                                                                -------------------------------------------------------------------
                                                                  1992           1993           1994          1995          1996
                                                                                          (in thousands)
Net Liability as originally estimated:                          $ 159,804      $ 179,390      $ 153,212      $136,915      $164,672
Discount                                                           31,269         32,533         20,144        16,568        12,217
Gross liability as originally estimated:                          191,073        211,923        173,356       153,483       176,889
Cumulative payments as of:
  One year later                                                   41,550         34,207         35,966        27,128
  Two years later                                                  73,012         69,037         61,263
  Three years later                                               103,166         90,904
  Four years later                                                116,278
  Five Years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later
Liability re-estimated as of:
  One year later                                                  197,275        183,560        170,411       147,324
  Two years later                                                 179,763        184,138        163,472
  Three years later                                               182,011        175,308
  Four years later                                                176,304
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later
  Ten years later
Cumulative Redundancy (Deficiency)                              $  14,769      $  35,615      $   9,884      $  6,159

RECONCILIATION TO FINANCIAL STATEMENTS:
  Gross Liability - end of year                                                                 203,237       248,951       266,320
  Reinsurance recoverable                                                                       (29,881)      (95,467)      (89,431)
                                                                                              ---------      --------      --------
  Net liability - end of year                                                                   173,356       153,483       176,889
  Net discount                                                                                  (20,144)      (16,568)      (12,217)
                                                                                              ---------      --------      --------
  Discounted net liability-end of year                                                          153,212       136,915       164,672
  Discounted reinsurance recoverable                                                             26,303        91,697        86,174
                                                                                              ---------      --------      --------
                                                                                                179,515       228,612       250,846
Discontinued personal lines insurance                                                             1,176         1,185         1,178
                                                                                              ---------      --------      --------
  Balance sheet liability (discounted)                                                          180,691       229,797       252,024
                                                                                              =========      ========      ========

  Gross re-estimated liability - latest                                                         191,267       239,805
  Re-estimated recoverable - latest                                                             (27,795)      (92,481)
                                                                                              ---------      --------
  Net re-estimated liability - latest                                                           163,472       147,324
  Net re-estimated discount - latest                                                             (9,932)      (11,687)
                                                                                              ---------      --------
  Discounted net re-estimated liability - latest                                                153,540       135,837
                                                                                              =========      ========
Gross cumulative redundancy (deficiency)                                                          9,884         6,159


         Each decrease or (increase) amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the redundancy related to losses settled in 1989, but incurred in 1986, will be included in the decrease or (increase) amount for 1986, 1987 and 1988. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. For example, Physicians commuted reinsurance contracts in several different years that significantly increased the estimate of net reserves for prior years by reducing the recoverable loss and LAE reserves for those years. Accordingly, it may not be appropriate to extrapolate future increase or decreases based on this table.

         The data in the above table is based on Schedule P from the Combined Insurance Group's 1986 to 1996 Annual Statements, as filed with state insurance departments; however, the development table above differs from the development displayed in Schedule P, Part-2, as Schedule P, Part-2 excludes unallocated LAE.


         LOSS RESERVE EXPERIENCE. The inherent uncertainties in estimating loss reserves are greater for some insurance products than for others, and are dependent on the length of the reporting tail associated with a given product, the diversity of historical development patterns among various aggregations of claims, the amount of historical information available during the estimation process, the degree of impact that changing regulations and legal precedents may have on open claims, and the consistency of reinsurance programs over time, among other things. Because MPL, workers' compensation and commercial casualty claims may not be fully paid for several years or more, estimating reserves for such claims can be more uncertain than estimating reserves in other lines of insurance. As a result, precise reserve estimates cannot be made for several years following a current accident year for which reserves are initially established.

         There can be no assurance that the insurance subsidiaries in the Combined Insurance Group and APL have established reserves adequate to meet the ultimate cost of losses arising from such claims. It has been necessary, and will over time continue to be necessary, for the insurance companies to review and make appropriate adjustments to reserves for estimated ultimate losses, LAE, future policy benefits, claims payables and annuity and other policyholder funds. To the extent reserves prove to be inadequate, the insurance companies would have to adjust their reserves and incur a charge to earnings, which could have a material adverse effect on the financial results of the Company.

         REINSURANCE

         MPL

         Prior to July 16, 1995, Physicians ceded a portion of the insurance it wrote to unaffiliated reinsurers through reinsurance agreements. Physicians' reinsurers for insurance policies with effective dates between July 1, 1993 and July 15, 1995, were TIG Reinsurance Company (rated A (Excellent) by Best), Transatlantic Reinsurance Company (rated A+ (Superior) by Best) and Cologne Reinsurance Company of America (rated A+ (Superior) by Best). Physicians ceded insurance to these carriers on an automatic basis when retention limits were exceeded. Physicians retained all risks up to $200,000 per occurrence. All risks above $200,000, up to policy limits of $5 million, were transferred to reinsurers, subject to the specific terms and conditions of the various reinsurance treaties. Physicians remains primarily liable to policyholders for ceded insurance should any reinsurer be unable to meet its contractual obligations. Physicians has not incurred any material loss resulting from a reinsurer's breach or failure to comply with the terms of any reinsurance agreement. MPL insurance written or renewed after July 15, 1995, was fully reinsured by Mutual.

         PROPERTY AND CASUALTY

         CIC has excess of loss reinsurance treaties for its property and casualty insurance business with Gen Re for policies written on or after October 1, 1991 through December 31, 1993, and primarily with North Star Reinsurance Corporation, a subsidiary of Gen Re, and Western Atlantic Management Corporation, a subsidiary of North American Reinsurance Corporation, for policies written prior to October 1, 1991. For losses that occurred from October 1, 1989 to September 30, 1990 on policies written prior to October 1, 1990, the reinsurers assume liability on that portion of loss which exceeds $75,000 per occurrence, up to a maximum of $3.0 million per occurrence for property losses and up to a maximum of $1.0 million per occurrence for casualty losses. For losses that occur after September 30, 1990, on policies written prior to October 1, 1991, the maximum coverage for property losses is $2.0 million. For losses occurring after October 1, 1991 on policies written between October 1, 1991 and December 31, 1993, the reinsurer assumes liability on that portion of loss which exceeds $75,000 per occurrence, up to a maximum of $3.0 million per occurrence for property losses and that portion of loss which exceeds $125,000 per occurrence, up to a maximum of $3.0 million per occurrence for casualty losses occurring prior to December 31, 1993. CIC obtains facultative reinsurance for those policies it issues with policy limits above its excess of loss reinsurance treaties. Currently, the number of such policies is insignificant.

         CGIC and CNIC's casualty excess of loss reinsurance treaty through December 31, 1993 provided $850,000 of coverage in excess of a retention of $150,000 per auto liability or general liability loss and was placed with National (75%) and Prudential (25%). Another treaty, placed primarily with Prudential, provided $3.0 million in additional limits. The $150,000 retention has been in place since January 1, 1992. Between February 1, 1986, and December 31, 1991, the retention was $100,000. CIG believes that, before February 1, 1986, the CGIC reinsurance program had retentions ranging up to $250,000 per occurrence.

         CGIC and CNIC's property reinsurance program, which covered all policies incepting before January 1, 1994, is structured as follows:

         - A surplus share treaty providing $6.0 million in available limits is maintained with Prudential (55%) and Munich (45%).

         - A property excess of loss treaty provides $450,000 in limits in excess of a $50,000 per occurrence retention. This treaty is maintained with National (75%) and Prudential (25%).

         - A property catastrophe program, supported by several reinsurers, provided 95% of $8.5 million in excess of a $1.5 million per occurrence retention.

         - Several facultative reinsurance agreements provide direct access to as much as $6.0 million in additional reinsurance coverage as needed.

         CGIC's and CNIC's commercial umbrella liability treaty was placed with Prudential for all policies incepting before January 1, 1994. Prudential reinsures 95% of the first $1.0 million of umbrella coverage and 100% of any limits purchased above $1.0 million. The maximum limit reinsured under this treaty is $5.0 million. For higher umbrella limits, facultative reinsurance is obtained.

         CGIC entered into a Stop Loss reinsurance treaty with Scandinavian Reinsurance Company, Ltd. ("Scandinavian") in 1991. Since CGIC and CNIC had entered into an intercompany pooling reinsurance agreement, CNIC shared in the results of this treaty. This treaty, effective November 1, 1991, involved the transfer of $8.5 million of portfolio investments to Scandinavian in exchange for $13,175,000 of coverage, including $6.5 million of existing loss and loss adjustment expense reserves and $6,675,000 of coverage for potential future adverse development of loss and loss adjustment expense reserves associated with accident years 1991 and prior. All $6,675,000 was ceded as of December 31, 1991. Additional limits were purchased during 1992, providing $5.1 million of coverage for the accident years 1991 and prior. This involved the payment of $3.5 million in April 1992 representing $3.5 million in existing loss and loss adjustment expense reserves. All $5.1 million was ceded as of year end 1992. Other provisions of the treaty permit CGIC and CNIC to purchase additional limits to protect accident years 1992 through 1995. As of December 31, 1994, CGIC and CNIC had purchased approximately $2,126,000 of limits for the 1992 accident year, all of which has been ceded, had purchased approximately $2,182,000 of limits for the 1993 accident year, all of which has been ceded, and had purchased approximately $1,950,000 of limits for the 1994 accident year, $1,844,000 of which has been ceded. The coverage provided by the Stop Loss treaty cannot be canceled or commuted by the reinsurer. As of December 31, 1996, CNIC has received payment for all losses ceded to this treaty for accident year 1992. CNIC has a letter of credit from the reinsurer for unpaid losses ceded to this treaty for accident years 1993 and 1994.

         Effective January 1, 1994, CIC and CNIC have in place reinsurance agreements for their property and casualty business. CIC and CNIC have an excess of loss reinsurance treaties with Gen Re for casualty losses occurring from January 1, 1995 through December 31, 1995. This treaty provides $5,850,000 of coverage in excess of $150,000 per occurrence. CIC and CNIC also have an excess and commercial umbrella liability treaty with American Reinsurance Company which reinsures 95% of the first $1.0 million of umbrella coverage and 100% of any limits purchased above $1.0 million, up to $10.0 million. For property losses, a surplus share treaty providing up to $4.5 million of proportional coverage is placed with Munich. A property excess of loss treaty with National Re provides up to $1,350,000 of coverage in excess of $150,000. Facultative reinsurance agreements with American Re and Munich Re provide coverage of up to an additional $6.0 million. Property catastrophe reinsurance is provided by several reinsurers and provides 95% of $8.5 million of coverage in excess of a $1.5 million per occurrence retention.

         Effective March 31, 1995, CIC entered into a reinsurance agreement with National Re to provide coverage for property and casualty losses incurred in excess of $50,000 per occurrence up to $150,000, at which level CIC's other reinsurance agreements provide coverage. This reinsurance agreement provides reinsurance commission income to CIC on the premiums ceded pursuant to the agreement.

         Effective January 1, 1996, CIC cancelled the property and casualty excess of loss agreement described above with National Re. In addition, CIC and CNIC cancelled on a run off basis the surplus share treaty with Munich Re and the pro rata automatic facultative agreements with American Re and Munich Re. There were no cancellation penalties associated with the cancellation of these reinsurance contracts. CIC and CNIC have an excess of loss treaty with National Re for property and casualty loss occurring on or after January 1, 1996. This treaty provides $4,750,000 of coverage in excess of $250,000 per occurrence. An automatic facultative agreement with Munich Re provides coverage up to $6.0 million in excess of $5.0 million per occurrence. Property catastrophe reinsurance, which is provided by several reinsurers, was increased to provide 95% of $18.5 million of coverage in excess of a $1.5 million per occurrence retention. The commercial umbrella agreement with American Re continues to provide coverage as described above.

         Effective January 1, 1997, CIC cancelled its reinsurance contracts and replaced them with the following coverages. For policies in force at December 31, 1996 and for policies written with effective dates from January 1, 1997 through February 28, 1997, CIC has reinsurance providing coverage for both property and casualty business, excluding umbrella coverage, of $4,750,000 excess of $250,000. For policies written with effective dates March 1, 1997 and after, CIC has the same reinsurance as Sequoia's 1997 reinsurance program which is outlined as follows. For property business, reinsurance provides coverage of $10,350,000 excess of $150,000. For casualty business, excluding umbrella coverage, reinsurance provides coverage of $4,850,000 excess of $150,000. Umbrella coverages are reinsured $9,900,000 excess of $100,000. The catastrophe treaties provide coverage of 95% of $19,000,000 excess of $1,000,000 per occurrence for the combined losses of CIC and Sequoia. Facultative reinsurance is placed with various reinsurers.

         Where the reinsurers are "not admitted" for regulatory purposes, the P & C Insurance Group presently maintains sufficient collateral with approved financial institutions to secure cessions of paid losses and outstanding reserves.

         With regard to Sequoia, all policy and claims liabilities prior to August 1, 1995 have been 100% reinsured with SRC and unconditionally guaranteed by QBE. Sequoia, however, retains primary responsibility to its policyholders and claimants should SRC and QBE fail. Sequoia's net retention for both property and casualty business, excluding umbrella coverage, is $150,000 per risk or occurrence.

The working layers provide coverage up to $5,500,000 excess of $150,000 per risk on property losses subject to occurrence limits and unlimited reinstatements. General liability coverage, excluding umbrella coverage, is provided up to $3,000,000 excess of $150,000 per occurrence. Two excess catastrophe treaties provide additional property reinsurance up to $10,000,000 each occurrence, excess of $500,000 each occurrence, with allowances for one full reinstatement each at pro rata pricing. Sequoia retains the first $100,000 of each umbrella loss up to $5,000,000. Facultative reinsurance is placed with various reinsurers.

         Reinsurance Recoverable Concentration for all property and casualty lines of business, including MPL, follows:

                      Reinsurance Recoverable Concentration
                                  (in millions)

                           UNEARNED      REPORTED     UNREPORTED    REINSURER
                           PREMIUMS       CLAIMS        CLAIMS      BALANCES

Sydney Reinsurance          $  0.1        $ 16.8        $ 16.2        $  33.1
Corporation
Kemper Reinsurance          $  0.0        $  4.2        $  3.6        $   7.8
Company
Continental Casualty        $  1.5        $  0.3        $  1.2        $   3.0
Company
San Francisco               $  0.5        $  0.2        $  0.4        $   1.1
Reinsurance Company
TIG Reinsurance Group       $  0.0        $  4.2        $  7.1        $  11.3
Transatlantic               $  0.0        $  0.0        $  9.0        $   9.0
Reinsurance Company
Cologne Reinsurance         $  0.0        $  0.0        $  1.0        $   1.0
Company of America
Mutual Assurance, Inc.      $  0.0        $  1.3        $  5.1        $   6.4



         The Company remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

         LIFE AND HEALTH

         APL's net retention for life insurance products is a maximum of $50,000 per risk, except for their combined critical illness and life insurance product which has a maximum of $25,000.

         WORKERS' COMPENSATION

         CIC maintains excess of loss workers' compensation reinsurance treaties with General Reinsurance Corporation ("Gen Re") and other reinsurers. Under the reinsurance treaties relating to losses occurring on or after January 1, 1990, reinsurers assume liability on that portion of loss which exceeds $250,000 per occurrence, up to a maximum of $50.0 million per occurrence through December 31, 1990, $60.0 million per occurrence in 1991, $70.0 million per occurrence through 1993 and $50.0 million per occurrence thereafter. For losses that occurred from January 1, 1988 through December 31, 1988, CIC has aggregate coverage of $40.0 million with a $200,000 retention, and for losses that occurred from January 1, 1989 through December 31, 1989, CIC has aggregate coverage of $50.0 million with a $200,000 retention. CIC is liable for losses in excess of the maximum amounts reinsured. Reinsurance does not discharge an insurer from direct responsibility for payment of the full amount of any covered loss, but a reinsurer is liable to the insurer for the portion it has assumed.

         Effective January 1989, CIC entered into a Stop Loss Reinsurance Agreement with Gen Re under which Gen Re assumed liability for net retained workers' compensation loss and loss adjustment expense incurred above specified aggregate retention amounts for each of the accident years from 1986 through 1989. The premium paid by CIC for this coverage was $10.85 million. The Stop Loss Reinsurance Agreement provided coverage for up to $2.0 million of loss and loss adjustment expense above a $17.5 million retention for the 1986 accident year, $4.5 million above a $23.0 million retention for the 1987 accident year, $1.0 million above a $30.3 million retention for the 1988 accident year and $5.7 million above a $25.0 million retention for the 1989 accident year. Any unused coverage for a particular year may be reallocated to increase the total coverage available for a subsequent accident year. The Stop Loss Reinsurance Agreement provided for automatic commutation as of December 31, 1996 and contained a profit-sharing provision pursuant to which Gen Re may have paid CIC a profit-sharing commission in 1996 based upon the ultimate amount of losses ceded under the Stop Loss Reinsurance Agreement, the timing of payment of such losses and the amount of premiums ceded. The Stop Loss Reinsurance Agreement was commuted in November 1994. Upon commutation Gen Re paid to CIC $3,563,000 of which $2,512,000 represented the full undiscounted carried value of the reinsured reserves (including IBNR) outstanding as of September 30, 1994 and $1,051,000 represented the profit sharing payment, CIC reassumed liability for all known and unknown losses as of that date and Gen Re was discharged from any further obligations under the Stop Loss Reinsurance Agreement. The Stop Loss Reinsurance Agreement was accounted for as a financing agreement for GAAP purposes and, accordingly, the commutation did not have a material impact on results of operations in 1994. The Company has entered into a letter of intent to dispose of its workers' compensation business. See " - Recent Developments."

         REINSURANCE RISKS

         As with other property and casualty insurers, CIC's, CNIC's, and Sequoia's operating results and financial condition can be adversely affected by volatile and unpredictable natural and man-made disasters, such as hurricanes, windstorms, earthquakes, fires and explosions. CIC, CNIC, and Sequoia generally seek to reduce their exposure to such events through individual risk selection and the purchase of reinsurance. CIC's, CNIC's and Sequoia's estimates of their exposures depend on their views of the possibility of a catastrophic event in a given area and on the probable maximum loss to CIC, CNIC or Sequoia should such an event occur. While CIC, CNIC and Sequoia attempt to limit their exposure to acceptable levels, it is possible that an actual catastrophic event or multiple catastrophic events could significantly exceed the probable maximum loss previously assumed, resulting in a material adverse effect on the financial condition and results of operations of the Company.

         The future financial results of the insurance subsidiaries could be adversely affected by disputes with their respective reinsurers with respect to coverage and by the solvency of such reinsurers. None of the Company's insurance subsidiaries is aware of actual or potential disputes with any of their respective reinsurers that could materially and adversely impact the financial results of the Company or is aware of any insolvent reinsurer whose current obligations to CIC, CNIC, Physicians, PRO, APL or Sequoia are material to such companies.

         COMPETITION

         There are several hundred property and casualty insurers licensed in California, many of which are larger and have greater financial resources than the P & C Insurance Group and offer more diversified types of insurance coverage, have greater financial resources and have greater distribution capabilities than the P & C Insurance Group.

         A.M. BEST ("BEST"). Best has recently assigned Sequoia a rating of B++ (Very Good) and APL has had a Best rating of B+ (Very Good) since 1983. CIC is currently rated B- (Adequate) and CNIC is currently rated C (Marginal) by Best. Physicians and PRO are currently rated, and have been for a number of years, NR-3 (rating procedure inapplicable). Best's ratings reflect the assessment of A.M. Best and Company of the insurer's financial condition as well as the expertise and experience of its management. Therefore, Best ratings are important to policyholders. Best ratings are subject to review and change over time. There can be no assurance that Sequoia or APL will maintain their ratings. If Sequoia or APL fail to maintain their current ratings, it would possibly have a material adverse effect on their ability to write new insurance policies as well as potentially reduce their ability to maintain or increase market share.

         As a result of the reported losses and the increase in reserves, primarily from construction defect claims, in 1994, Best reduced its rating of CNIC from B+ to C- (which rating has subsequently been increased to C) and in 1995 reduced its rating of CIC from B+ to B-. Management believes that many potential customers will not insure with an insurer that carries a Best rating of less than B+, and that customers who do so will demand lower rate structures. In addition, there can be no assurances that CIC's or CNIC's Best ratings will be maintained or increased.

         There is fierce competition in the property and casualty insurance industry which is populated by large insurers doing business on a countrywide basis, as well as regional and local insurers. Insurers compete on the basis of price, product, and service. Many of the competitors in the market have higher ratings from Best as well as other financial rating services and offer a broader array of coverages than do CIC, CNIC, and Sequoia.

         Commercial insurance markets are commodity-oriented, highly fragmented and reflective of intense price competition. Nevertheless, because each commercial risk is somewhat unique in terms of insurance exposure, different insurers can develop widely divergent estimates of prospective losses. Most insurers attempt to segment classes within commercial markets so that they target the more profitable sub-classes with lower, although adequate rates, given the estimated profitability of the segment. In some cases, no statistics are available for the sub-classes involved, and the insurer implements discounted rate structures based solely on theoretical judgment. Finally, different insurers have widely-divergent internal expense positions, due to method of distribution, scale economies and efficiency of operations. Therefore, although insurance is a commodity, the price of insurance does not necessarily reflect commodity pricing.

         Sequoia's and CIC's ability to attract and retain customers results from price structures which have been tailored to attract certain sub-segments of the commercial insurance market. In addition, several of their competitors have either restricted writings in California or have withdrawn from the state due to a variety of competitive pressures and adverse litigation and regulatory climates.

         However, CIC's, CNIC's and Sequoia's marketing is focused in a limited number of commercial business classifications. In general, these classifications are considered preferred by most competitors because of historically profitable results realized from underwriting such classifications. CIC's, CNIC's and Sequoia's customer bases and prospective revenues are vulnerable to the pricing actions of larger or more efficient competitors who target CIC's, CNIC's and Sequoia's desired classifications or individual policyholders and offer substantially lower rates.

         The life and health insurance industry is highly competitive. There are approximately 700 life and health insurers licensed in Ohio, many of which are larger and have greater financial resources than APL. APL currently is rated B+ (Very Good) by Best. APL is, to the Company's knowledge, the only life insurance company in the U.S. offering a critical illness policy which pays a lump sum benefit equal to the face amount even if the insured is not terminally ill (in contemplation of death within twelve months). This critical illness policy, which is called "Survivor Key", is the main focus of APL's marketing efforts.

         Physicians and its subsidiaries no longer compete in the MPL industry. CIC and CNIC are in the process of selling their workers compensation businesses. See " - Recent Developments."

         REGULATION

         Physicians, CIC and their respective insurance subsidiaries are subject to extensive state regulatory oversight in the jurisdictions in which they are organized and in the jurisdictions in which they do business.

         Physicians, PRO, APL, Sequoia, CIC and CNIC investments are strictly regulated by investment statutes in their states of domicile. In general, these investment laws place limits on the amounts of investment in any one company, the owned percentage of any one company and the quality of investments and seek to ensure the claims-paying ability of the insurer.

         Ohio has enacted legislation that regulates insurance holding company systems, including Physicians and its insurance subsidiaries. Each insurance company in the holding company system is required to register with the Ohio Department and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the Ohio Department may examine Physicians and/or its insurance subsidiaries at any time and require disclosure of and/or approval of material transactions involving the insurers within the system, such as extraordinary dividends from any one of Physicians or any of its insurance subsidiaries. All material transactions within the holding company system affecting Physicians or its Ohio-domiciled insurance subsidiaries must be fair and reasonable. Sequoia, CIC and CNIC are subject to similar legislation in California.

         Ohio insurance law provides that no person may acquire direct or indirect control of Physicians, PRO or APL unless it has obtained the prior written approval of the Ohio Superintendent of Insurance for such acquisition unless such transaction is exempt. Similarly, California insurance law provides that no person may acquire direct or indirect control of Sequoia or CIC unless it has obtained the prior written approval of the California Insurance Commissioner of such acquisition.

         Since Physicians, PRO and APL are domiciled in Ohio, the Ohio Department is the principal supervisor and regulator of each of these companies. Since Sequoia, CIC and CNIC are domiciled in California, the California Insurance Commissioner is its principal supervisor and regulator. However, each of the companies are also subject to supervision and regulation in the states in which they transact business, and such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is to ensure financial stability of insurance companies for the protection of policyholders. The laws of the various states establish insurance departments with broad regulatory powers relative to granting and revoking licenses to transact business, regulating trade practices, required statutory financial statements, and prescribing the types and amount of investments permitted. Although premium rate regulations vary among states and lines of insurance, such regulations generally require approval of the regulatory authority prior to any changes in rates.

         Insurance companies are required to file detailed annual reports with the insurance departments in each of the states in which they do business, and their financial condition and market conduct are subject to examination by such agencies at any time.

         Physicians, PRO and APL are restricted by the insurance laws of Ohio as to the amount of dividends they may pay without prior approval. The maximum dividend that may be paid during any year without the prior approval of the Ohio Department is limited to the greater of 10% of the insurer's surplus as regards policyholders as of the preceding December 31 or the net income of the insurer for the year ended the previous December 31. Any dividend paid from other than earned surplus is considered to be an extraordinary dividend and must be approved. In January 1997, approximately $21.8 million and $2.7 million will be available for payment by Physicians and APL, respectively, without the prior approval of the Ohio Department. No amounts were available for payment by PRO.

         The California Insurance Code limits the amount of dividends or distributions an insurance subsidiary may pay in any 12-month period without 30 days prior written notice to the Commissioner to the greater of (a) net income for the preceding year as determined under statutory accounting principles or
(b) 10% of statutory policyholders' surplus as of the preceding December 31. Insurers may pay dividends only from earned surplus. Payments of dividends in excess of these amounts may only be made if the Commissioner has not disapproved such payment, or specifically approves such payment, within the 30 day-period.

         The insurance industry is also affected by court decisions. Premium rates are actuarially determined to enable an insurance company to generate an underwriting profit. These rates contemplate a certain level of risk. The courts may undercut insurers' expectations with respect to the level of risk being assumed in a number of ways, including eliminating exclusions, multiplying limits of coverage and creating rights for policyholders not set forth in the contract. These decisions can adversely affect an insurer's profitability.

         Recently, the NAIC and state insurance regulators have been examining existing laws and regulations, with an emphasis on insurance company investment and solvency issues, risk-based capital guidelines, interpretations of existing laws, the development of new laws and the implementation of nonstatutory guidelines. From time to time, legislation has also been introduced in Congress that would result in the federal government assuming some role in the regulation of the insurance industry. Each of the Company's insurance subsidiaries are also subject to assessment by such state guaranty associations to fund the insurance obligations of insolvent insurers. There can be no assurance that such assessments will not have an adverse effect on the financial condition of The Company and its insurance subsidiaries. However, assessments are calculated based upon market share and none of the Company's insurance subsidiaries has a significant market share in any line of business in any jurisdiction.

         The regulation and supervision of insurance companies by state agencies is designed principally for the benefit of their policyholders, not their stockholders. In addition, MAC is subject to regulation by the California Department of Corporations, which includes various requirements relating to the financial condition of MAC as well as all aspects of the marketing of premium financing.

         The California Department completed its latest market conduct examination of Sequoia and CNIC in 1992 and of CIC in 1993. The California Department has also completed a financial examination of CGIC and CNIC in 1993 covering the three years ended December 31, 1991, but also included an extension of the review to December 31, 1992 with regard to the adequacy of CIC's and CNIC's loss and loss adjustment expense reserves as of that date. The California Department's final examination report did not require either company to take any action.

         The California Department is conducting financial examinations of CIC and CNIC covering the three-year period ended December 31, 1995. The California Department's final examination report has not yet been released. The California Department has also initiated a financial examination of Sequoia covering 1993 through 1995. Examinations are routinely scheduled every three years. The Ohio Department recently completed its regular triennial examinations of Physicians, PRO and APL. Nothing of significance was reported.

         In July 1993, the California legislature enacted a series of seven bills to significantly change the California workers' compensation system (the "1993 Reforms"). The 1993 Reforms increase costs as a result of benefit increases commencing July 1, 1994 and continuing through July 1, 1996. In addition, the 1993 Reforms reduced revenues through an immediate reduction in minimum rates of 7%. The legislation permitted the Insurance Commissioner to approve rates even lower. Effective January 1, 1994, the Insurance Commissioner ordered a further 12.7% reduction in minimum rates and a 16% reduction in minimum rates effective October 1, 1994. Effective January 1995, California's minimum rate law was replaced by a competitive rating system. The 1993 Reforms contain numerous other provisions, including limitations on grounds for cancellation of policies. The Company is in the process of selling its workers' compensation business. See " - Recent Developments."

         Proposed federal legislation has been introduced from time to time in recent years that would provide the federal government with substantial power to regulate property and casualty insurers including state workers' compensation systems, primarily through the establishment of uniform solvency standards. Proposals also have been discussed to modify or repeal the antitrust exemption for insurance companies provided by the McCarran-Ferguson Act. The adoption of such proposals could have a material adverse impact upon the operations of the Company.

         Proposition 103, a ballot initiative passed by California voters on November 8, 1988, requires rate rollbacks and prior approval of rates and imposes other requirements on property and casualty insurers. Proposition 103, by its terms, does not apply to workers' compensation insurance, but does apply to the types of property and casualty insurance that Sequoia and CIC write. The rate rollback provisions of Proposition 103 do not apply to CIC nor CNIC since neither company commenced writing property and casualty insurance prior to the effective date of Proposition 103. Beginning on November 8, 1989, insurance rates may be increased only after application to and approval by the Insurance Commissioner and, under certain circumstances, after a public hearing. In June 1993, CIC received final approval from the California Department for its inland marine and other liability rate filings. Sequoia has fulfilled its Proposition 103 rate rollback obligation and received approval from California for its rate filings.

         Since 1990, numerous rates and underwriting rules have been filed by CIC and approved by the California Department including certain rate increases. No assurance can be given as to what actions, if any, the California Department will take with respect to the ultimate approval of CIC's remaining interim rate filings or future rate filings.

         The California Insurance Commissioner issued emergency regulations that, if and when adopted, would repeal the prior approval procedures and regulations in effect when CIC's Interim Notices of Approval were received in 1990. These emergency regulations focus on rate rollbacks and procedures and substantive standards regarding approvals of future rates (including determining rates by reference to rates of return). Administrative proceedings and court challenges relating to these regulations have been continuous. Most recently, the California Supreme court reversed an earlier California Superior Court ruling that held Proposition 103 did not authorize the California Insurance Commissioner to adopt substantive regulations for the determination of the liability of insurers for rate rollbacks and that each insurer is entitled to a separate hearing to demonstrate to the California Insurance Commissioner that the 10% cap on insurers' returns (as set forth in the emergency regulations) should not apply to it. The United States Supreme Court has since refused to hear an appeal of the California Supreme Court's decision. The Company cannot predict what the ultimate outcome of these issues will be or what procedures and substantive standards ultimately may be adopted by the Insurance Commissioner. The Company and its insurance subsidiaries may be materially adversely affected by such adopted regulations.

         Substantially all liabilities resulting from the roll back of insurance rates under Proposition 103 had been settled or reserved for prior to Physicians' purchase of Sequoia.

         Proposition 103 also subjects the insurance industry to California antitrust and unfair business practices laws (although the relevant provision of Proposition 103 may only apply to automobile and certain other insurers), prohibits cancellation or nonrenewal of insurance policies except for specified reasons and provides that the Insurance Commissioner shall be an elected official.

         Beginning in 1994, Physicians, PRO, APL, CIC, CNIC and Sequoia became subject to the provisions of the Risk-Based Capital for Insurers Model Act (the "Model Act") which has been adopted by the NAIC for the purpose of helping regulators identify property and casualty insurers that may be in financial difficulty. The Model Act contains a formula which takes into account asset risk, credit risk, underwriting risk and all other relevant risks. Under this formula, each insurer is required to report to regulators using formulas which measure the quality of its capital and the relationship of its modified capital base to the level of risk assumed in specific aspects of its operations. The formula does not address all of the risks associated with the operations of an insurer. The formula is intended to provide a minimum threshold measure of capital adequacy by individual insurance company and does not purport to compute a target level of capital. Companies which fall below the threshold will be placed into one of four categories: Company Action Level, where the insurer must submit a plan of corrective action; Regulatory Action Level, where the insurer must submit such a plan and the regulator will issue a corrective order; Authorized Control Level, which includes the above actions and may include rehabilitation or liquidation; and Mandatory Control Level, where the regulator must rehabilitate or liquidate the insurer.

         The Model Act is not expected to cause any material change in any of the insurance companies' future operations. All companies' risk-based capital results as of December 31, 1996 exceed their minimum thresholds.

OTHER OPERATIONS

         The Company conducts its other non-insurance operations principally through Summit. See "Introduction - Subsidiaries" and " - History." Other operations are conducted to a lesser extent by Raven Development Corp., CLM Insurance Agency, Stoneridge Partners AG and others. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Summit is registered as an investment adviser in California, Florida, Kansas, Louisiana, Oregon, Virginia and Wisconsin as well as with the SEC. Since February 1995, Summit has provided investment management services to Physicians and its insurance subsidiaries. Summit also offers its services to other individuals and institutions in the jurisdictions in which it is registered as an investment adviser and in other states where registration is not required.

         The investment advisory business is highly competitive. Many of Summit's competitors are larger and have greater financial resources than Summit. There can be no assurance that Summit will be able to compete effectively in the markets that it serves.

         As a registered investment adviser, Summit is subject to regulation by, and files annual reports with, the SEC and the securities administrators in some of the jurisdictions in which it is registered to do business.

EMPLOYEES

         At December 31, 1996, the Company had 270 employees. 259 employees worked in the Company's insurance operations including 219 in property and casualty, 22 in MPL, and 18 in life and health. 4 employees worked in portfolio investing.

EXECUTIVE OFFICERS

         The executive officers of PICO are as follows:

Name                     Age     Position
----                     ---     --------

Ronald Langley            52     Chairman of the Board, Director

John R. Hart              37     President, Chief Executive Officer and Director

Richard H. Sharpe         41     Chief Operating Officer

Gary W. Burchfield        50     Chief Financial Officer and Treasurer

James F. Mosier           49     General Counsel and Secretary

         Each executive officer of PICO was an executive officer of Physicians prior to the Merger and became an officer of PICO in November 1996 as a result of the Merger.



         Mr. Langley has been Chairman of the Board of Physicians and PRO since July 1995, Chairman of the Board of Summit since November 1994, and Chairman of the Board of GEC since September 1995. He has also been a self-employed Investor since 1992. Mr. Langley has been a Director of Physicians since 1993.

         Mr. Hart has been President and Chief Executive Officer of Physicians and PRO since July 1995 and President and Chief Executive Officer of GEC since September 1995. Prior to that he was a self-employed Investor and President of Quaker Holdings Limited, an investment company, since 1991. Mr. Hart has been a Director of Physicians since 1993.

         Mr. Sharpe has been Chief Operating Officer of Physicians since June 1994, an officer of APL for more than 10 years, and a Director of APL since June 1993.

         Mr. Burchfield has been Chief Financial Officer of Physicians since November 1995 and Treasurer since November 1994. Mr. Burchfield was Controller of Physicians from March 1990 to November 1995 and Chief Accounting Officer of Physicians from December 1993 to November 1995.

         Mr. Mosier has served as General Counsel and Secretary of Physicians since October 1984 and in various other executive capacities since joining Physicians in 1981.


ITEM 2.  PROPERTIES

         The Company leases approximately 5,354 square feet in La Jolla, California for its Principal Executive Offices.

         The Company's San Jose branch office and the northern California regional claims operation share approximately 28,000 square feet of space in San Jose, California pursuant to a lease expiring in March 2001. The Company also leases space for branch offices located in Rancho Cordova, Denver, Colorado and Phoenix, Arizona. The Rancho Cordova and Phoenix leases expire in 1997 and the Denver lease expires in 1998.

         Physicians own a facility with approximately 56,000 square feet in Pickerington, Ohio. APL leases office space in Indianapolis, Indiana for its sales office located there. APL's Cleveland Regional Sales Director leases office space in Cleveland; APL is a party to the lease and reimburses the Regional Sales Director for all of the lease costs. APL also leases office space in Louisville, Kentucky for its Regional Sales Office located there. Sequoia leases office space for its headquarters in Pleasanton, California and for its regional claims and underwriting offices in Modesto, Monterey, Rancho Cordova, Ventura, Visalia, and Fairfield, California. CLM's only office space consists of a leased facility in Monterey, California.


ITEM 3.  LEGAL PROCEEDINGS

         Members of the Combined Insurance Group and APL are frequently a party in claims proceedings and actions regarding insurance coverage, all of which the Company considers routine and incidental to its business. Neither PICO nor its subsidiaries are parties to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 7, 1996 the shareholders of PICO voted to approve the Merger at a special meeting of the shareholders. The shareholders also approved amendments to PICO's Articles of Incorporation and Bylaws. The votes with respect to each matter submitted to the shareholders of PICO for approval are as follows:

Approval of the Merger

           For                            4,013,521
                                          ---------
           Against                            2,900
                                          ---------
           Abstained                         40,054
                                          ---------
           Broker non-votes                 122,331
                                          ---------

Approval of the amendments to PICO's Articles of Incorporation

           For                            4,049,771
                                          ---------
           Against                           88,818
                                          ---------
           Abstained                         41,054
                                          ---------
           Broker non-votes                       0
                                          ---------

Approval of the amendments to PICO's Bylaws

           For                            4,124,727
                                          ---------
           Against                            2,400
                                          ---------
           Abstained                         51,679
                                          ---------
           Broker non-votes                       0
                                          ---------

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of PICO is traded on the Nasdaq National Market under the symbol PICO. Prior to November 1996, the symbol was CITN. The following table sets forth for each period indicated, the high and low sale prices as reported on the Nasdaq National Market. These reported prices reflect interdealer prices without adjustments for retail markups, markdowns or commissions.

                               1995                       1996
                       --------------------      ----------------------
                         High          Low         High           Low
                       -------      -------      -------       --------
1st Quarter..........  $  3.25      $  2.38      $  4.75       $  3.50
2nd Quarter..........     3.38         2.75         4.75          3.875
3rd Quarter..........     4.88         2.88         4.50          3.25
4th Quarter..........     4.88         3.50         4.50          3.25


         As of March 24, 1997, the closing sale price of PICO's common stock was $3.750 and there were 1754 holders of record of PICO's Common Stock.

         PICO has not declared or paid any dividends in the last two years and does not expect to pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

        The following table presents selected consolidated financial data of the Company. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K and the consolidated financial statements and the related notes thereto included elsewhere herein.



                                                              Year Ended December 31
                                         ------------------------------------------------------------
                                              1996        1995        1994        1993         1992
                                         ------------------------------------------------------------
OPERATING RESULTS                              (In thousands, except ratios and per share data)
Revenues
  Premium income earned                  $    40,232   $  21,411    $ 23,948   $  59,187    $  72,545
  Net investment income                       42,432      18,314      16,278      21,442       16,434
  Other income                                 3,104       8,220       2,056       2,684        2,465
                                         ------------------------------------------------------------
Total revenues                           $    85,768   $  47,945      42,282   $  83,313    $  91,444
                                         ============================================================

Income (loss) before discontinued
  operations and cumulative effect            24,320      15,673      18,831        (615)      (6,865)
  of changes in accounting principal
Income (loss) from discontinued                 --          --          --           723         --
  operations
Cumulative effect of change in
  accounting principal                          --            --      (4,110)         --         --
                                         ------------------------------------------------------------
                                         $    24,320  $   15,673 $  $ 14,721 $       108    ($  6,865)
                                         ============================================================
WEIGHTED AVERAGE SHARES OUTSTANDING       27,123,588  25,992,133  24,160,082  15,780,368   15,429,224
PER COMMON SHARE RESULTS
Income (loss) from continuing                   0.90        0.60        0.78       (0.04)       (0.45)
operations
Income (loss) from cumulative effect
  of change in accounting principal             --          --         (0.17)       0.05         --

                                         ------------------------------------------------------------
Net income (loss)                        $      0.90   $    0.60    $   0.61   $    0.01    ($   0.45)
                                         ============================================================


                                                                    December 31,
                                         ------------------------------------------------------------
                                              1996        1995        1994        1993         1992
                                         ------------------------------------------------------------
                                                      (In thousands, except per share data)
FINANCIAL CONDITION
Assets                                   $   490,425   $ 421,816    $297,163   $ 297,887    $ 295,054
Unpaid losses and loss adjustment
  expenses, net of discount              $   252,024   $ 229,797    $180,691   $ 191,735    $ 185,054
Total liabilities                        $   380,222   $ 342,466    $261,419   $ 271,780    $ 273,267
Shareholders' equity                     $   110,203   $  79,350    $ 35,744   $  26,107    $  21,788
Book value per share                     $      3.61   $    3.04    $   1.40   $    1.17    $    1.41

Note: Prior year share values have been adjusted to reflect the November 20, 1996 reverse acquisition between Physicians Insurance Company of Ohio and Citation Insurance Group

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY SUMMARY AND RECENT DEVELOPMENTS

         INTRODUCTION

         Readers of Citation Insurance Group's prior financial statements will find that these financial statements differ greatly from those presented in the past. Whereas Citation Insurance Group was predominantly engaged in property and casualty operations, PICO Holdings, Inc. operates primarily as an insurance and investment company, specializing in portfolio investing, property and casualty insurance, life and health insurance, and investment management and other services.

         These changes are a result of the November 20, 1996 merger of Physicians Insurance Company of Ohio and a subsidiary of Citation Insurance Group, in which Physicians Insurance Company of Ohio was the surviving corporation. Upon consummation of the Merger, Citation Insurance Group changed its name to PICO Holdings, Inc. For accounting purposes the transaction has been treated as a reverse acquisition with Physicians Insurance Company of Ohio being the acquiror. As a result, these financial statements reflect prior years data of Physicians Insurance Company of Ohio and its subsidiaries and affiliates only. Neither Citation Insurance Group's prior years' results or account balances, nor 1996 operating results prior to the Merger have been included in these financial statements. See Note 3 to the Consolidated Financial Statements entitled "Acquisitions" for further information on the accounting treatment of the reverse acquisition.

         BACKGROUND

         Prior to July 16, 1995, the effective date of Physicians and PRO's 100% quota share reinsurance of their MPL businesses with Mutual and the subsequent sale of the rights to these MPL books of business, effective January 1, 1996, the Physicians group of affiliated companies consisted primarily of two property and casualty insurance companies writing MPL insurance (Physicians and PRO) and one life and health insurance company, APL. In November 1994, the respective boards of directors of Physicians and PRO determined that it was in the best interests of Physicians and PRO and their respective shareholders to sell their MPL insurance businesses. This sale was part of an overall shift in the strategic direction of Physicians and PRO.

         On August 1, 1995, Physicians purchased Sequoia, a California property and casualty insurance company writing light commercial and multiple peril insurance in northern and central California. Sequoia does not write MPL insurance.

         On September 5, 1995, Physicians purchased 38.2% of the common stock of GEC, a Canadian company operating in portfolio investments, agricultural services, and other business segments.

         On November 20, 1996, Physicians and its subsidiaries merged with a subsidiary of CIG and CIG then changed its name to PICO Holdings, Inc. This reverse acquisition brought two more California property and casualty insurance companies, CIC and CNIC, into the affiliated group and provided a non-insurance holding company able to engage in portfolio investing and other activities with fewer restrictions than those imposed upon insurance companies.

         In addition to the operation of its subsidiaries, the Company's objective is to use its resources and those of its subsidiaries and affiliates to increase shareholder value through investments in businesses that the Company believes are undervalued. The Company's acquisition philosophy is to make selective investments, predominantly in public companies, for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This could involve the restructuring of the financing or management of the companies in which the Company invests. It may also encompass initiating and facilitating mergers and acquisitions within the relevant industry to achieve constructive rationalization. This business strategy was adopted in late 1994, but was not fully implemented in 1994 and 1995; therefore, the results of this business strategy are not fully reflected in the historical financial statements.

         The Company's operations are organized into five segments: portfolio investing, life and health insurance, MPL insurance, property and casualty insurance, and other operations.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

SUMMARY

PICO reported net income of $24.3 million, or $0.90 per share for 1996, compared with net income of $15.7 million, or $0.60 per share during 1995, and $14.7 million, or $0.61 per share in 1994. Prior years' per share calculations have been adjusted for comparison purposes to reflect the November 20, 1996 merger between Physicians and Citation. Year-to-year comparisons are somewhat distorted as a result of the inclusion of Sequoia beginning August 1, 1995 and the addition of the Citation group effective November 20, 1996. Excluding Sequoia's 1995 post-acquisition net loss of $2.5 million and 1996 net income of $1.5 million, in addition to Citation's 1996 post-merger income of $675,000, net income would have been $22.1 million for 1996 and $18.2 million for 1995 compared to $14.7 million in 1994.

Shareholders' equity per share increased $0.57 during 1996, principally as a result of the November 1996 merger with Citation and the Company's $24.3 million net income. Shareholders' equity per share at December 31, 1996 was $3.61, compared to $3.04 and $1.40 at December 31, 1995 and 1994, respectively. Prior years per share amounts have been adjusted to reflect the November 1996 merger.

Unrealized appreciation of investment holdings decreased $ 12.0 million during 1996, net of taxes. Of this $12.0 million decrease, $3 million was due to the sale of Fairfield Communities, Inc. ("Fairfield"), which produced a pre-tax realized gain of more than $29.5 million. One of Physicians' common stock holdings, PC Quote, declined more than $16 million in market value during 1996, after taxes. However, at December 31, 1996, the market value of this security was still above Physicians' cost. Excluding Fairfield and the decline in the value of PC Quote, Physicians' unrealized investment gains actually increased more than $7 million, after tax during 1996.

Shareholders' equity increased $30.9 million, or 39% compared to year-end 1995. In addition to $24.3 million in net income and the $12.0 million decrease in net unrealized appreciation, this increase included $24.3 million in equity from the Citation reverse acquisition, and a $5.8 million reduction in equity during the second quarter of 1996 due to recording 38.2 percent of the 850,000 pre-merger shares of Physicians stock purchased by GEC as treasury shares. GEC is recorded on the equity basis in the Company's financial statements, rather than at market value, due to the Company's level of control and operational involvement. However, this increase in shareholders' equity did not include negative goodwill of $6.3 million recorded on the Company's books as a result of the Merger. This $6.3 million negative goodwill will increase the Company's income by $629,000 each year over the next ten years, or until otherwise removed from PICO's books.

Realized investment gains accounted for $30.9 million of pre-tax operating income, principally as a result of the sale of Physicians' and APL's holdings in Fairfield common stock during the 1996 fourth quarter.

During 1996, the Company's assets increased $68.6 million to $490.4 million. Much of this increase was due to the reverse acquisition.

Revenues increased $37.8 million over 1995 and $43.4 million over 1994. Increases were realized in all segments except MPL insurance, which is no longer being written. Pre-tax operating income also showed significant increases over 1995 and 1994 in all segments except "other," which was heavily influenced by operating losses of Physicians' 76 percent-owned subsidiary, Stonebrige Partners AG ("Stonebridge"), a European broker of annuities and other insurance products.

Revenues and pre-tax operating income by segment are shown in the following schedules:

                           OPERATING REVENUES

                                                        YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1996       1995       1994
                                                     -----      -----      -----
                                                            (in millions)
Portfolio Investing                                  $27.0      $ 8.0      $ 2.0
Life and Health Insurance                              9.0        6.8        8.2
Property and Casualty Insurance                       35.3        2.5
Medical Professional Liability Insurance              12.2       29.0       30.5
Other                                                  2.2        1.6        1.6
                                                     -----      -----      -----
  Revenue from Operations                            $85.7      $47.9      $42.3
                                                     =====      =====      =====

                            PRE-TAX OPERATING INCOME

                                                        YEAR ENDED DECEMBER 31,
                                                    -----------------------------
                                                    1996         1995        1994
                                                    -----       -----       -----
                                                            (in millions)
Portfolio Investing                                 $23.3       $ 5.3       $ 0.1
Life and Health Insurance                             4.0         0.9         2.9
Property and Casualty Insurance                       3.3        (3.7)
Medical Professional Liability Insurance              8.5         6.0        16.3
Other                                                (1.1)       (0.5)
                                                    -----       -----       -----
  Total Pre-Tax Operating Income                    $38.0       $ 8.0       $19.3
                                                    =====       =====       =====

PORTFOLIO INVESTING

Portfolio investing operations are principally conducted by Physicians within certain regulatory guidelines established by the Ohio Department. It is expected that PICO, the holding company, will also engage in portfolio investing in the future as assets become available at the holding company level. Investment income revenues and realized investment gains or losses generated by Physicians and PRO are first allocated to MPL equal to the amount of loss reserve discount accretion recorded during the period. The remainder is shown as portfolio investing revenue.

For a number of reasons, including the existence of an experienced claims adjustment staff and Physicians' success in managing invested assets, Physicians decided that it could more effectively manage the assets remaining after the sale of the MPL business than to sell off or fully reinsure the existing reserves. As a result, assets are managed for the maximum overall return, within prudent safety margins and the guidelines of the Ohio Department. Assets are not designated on an individual item basis as either MPL or portfolio investing assets. As a result, Physicians' invested assets produce income in both MPL and portfolio investing segments without any true segregation of assets.

Revenues from 1996 portfolio investing operations of $27.0 million increased $19.0 million over the $8.0 million reported for 1995 and surpassed the $2.0 million 1994 level by $25.0 million. Portfolio investing revenues are shown below:

                               PORTFOLIO INVESTING

                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1996       1995       1994
                                                     -----      -----      -----
                                                             (in millions)
REVENUES:
Realized Investment Gains                            $26.4      $ 5.0      $ 0.8
Investment Income                                      0.6        3.0        1.2
                                                     -----      -----      -----
  Portfolio Investing Revenues                       $27.0      $ 8.0      $ 2.0
                                                     =====      =====      =====

Nearly all of the $27.0 million portfolio investing revenues, or $26.4 million, was attributable to realized investment gains. These gains were principally a result of the sale of Physicians' investment in Fairfield common stock, a strategic "value investment" identified late in 1994. Realized investment gains attributable to portfolio investing for 1995 and 1994 were $5.0 million and $0.8 million, respectively.

Fairfield common stock was one of the first strategic investments made by Physicians during its transition from strictly an MPL insurance operation to an insurance and investment company. Numerous strategic investments have since been made. Nearly all have appreciated.

Unrealized investment gains at December 31, 1996, net of income taxes, amounted to $ 11.8 million. This does not include all of the appreciation of PICO's Global Equity Corporation common stock, since GEC is recorded on PICO's books at GEC's equity value which, per share, is less than the December 31, 1996 market value of the GEC stock. See Note 19 to the Consolidated Financial Statements.

The Company's management believes its new strategic focus is succeeding as well as or better than expected, as evidenced by the Company's growth during the past two to three years. The Company intends to continue to make selective investments for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control, as well as to operate its subsidiaries to obtain maximum shareholder value. Nevertheless, while past results are very encouraging, future results cannot and should not be predicted based upon past performance alone.

The decline in 1996 investment income compared to 1995 was principally due to a significant shift in the mix of the Company's investment portfolio from interest bearing fixed maturity and cash equivalent securities toward equity securities. See "PART I -- BUSINESS -- HISTORY OF THE COMPANY -- PHYSICIANS." Also, the rate used to discount MPL loss and LAE reserves was reduced to 4% from an average of around 5% in 1994, resulting in a reduction in discount accretion from 1995 forward. As a result, 1995 investment income attributed to portfolio investing operations increased over 1994 due to less investment income having been allocated to MPL operations to cover discount accretion.

Net of expenses, but before taxes, portfolio investing contributed $23.3 million to pre-tax operating income for 1996 compared to $5.3 million during 1995 and $0.1 million in 1994. Realized investment gains accounted for nearly all the fluctuation between years, accompanied by the changes in investment income discussed above. Equity securities excluding GEC, which is valued on an equity basis, totaled $79.5 million and $99.9 million at December 31, 1996 and 1995, respectively. Equity securities are subject to changes in the stock market which may at times be volatile and cause PICO's shareholders' equity to fluctuate from period to period. These equity securities, excluding GEC, made up 24% and 37% of the Company's investments, cash and cash equivalents at year-ends 1996 and 1995, respectively. The breakdown of pre-tax operating income from portfolio investing operations follows:

                               PORTFOLIO INVESTING

                                                       YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                     1996       1995        1994
                                                    -----      -----       -----
                                                            (in millions)
PRE-TAX OPERATING INCOME:
PICO and The Professionals                          $22.3      $ 5.8
Equity in Unconsolidated Subsidiaries                 1.0       (0.5)
Other                                                                      $ 0.1
                                                    -----      -----       -----
  Investment Banking Operating Income               $23.3      $ 5.3       $ 0.1
                                                    =====      =====       =====

Equity in unconsolidated subsidiaries represents the Company's share of GEC's net income.

LIFE AND HEALTH INSURANCE

APL produced $9.0 million in revenues during 1996, $2.2 million more than during the comparable 1995 period and $800,000 more than 1994. The breakdown of these revenues follows:

                            LIFE AND HEALTH INSURANCE

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                        1996      1995      1994
                                                        ----      ----      ----
                                                              (in millions)
REVENUES:
Net Earned Premiums                                     $1.5      $1.9      $3.9
Investment Income                                        3.4       4.0       3.7
Realized Investment Gains                                3.9       0.1       0.1
Other Income                                             0.2       0.8       0.5
                                                        ----      ----      ----
  Revenue from Life and Health Insurance                $9.0      $6.8      $8.2
                                                        ====      ====      ====
PRE-TAX OPERATING INCOME:
PIC/APL                                                 $4.0      $0.9      $2.9
                                                        ====      ====      ====

The principal difference between 1996 and 1995 revenues, and operating income, was an increase in realized capital gains of $3.8 million, principally attributable to the sale of APL's holdings of Fairfield Communities, Inc. common stock. Partially offsetting the increase in realized investment gains were a $400,000 decline in net earned premiums and a $600,000 reduction in investment income. Compared to 1994, 1996 earned premiums were down $2.4 million. These reductions in net earned premiums were primarily due to APL no longer being the underwriting insurer for Physicians employee health and dental plans, effective March 1, 1996. APL had ceased writing group health and dental coverages with the exception of Physicians plans effective July 1, 1994.

The following exhibit shows the impact of the decline in health insurance premiums upon net earned premiums over the past three years:

                  LIFE AND HEALTH INSURANCE NET EARNED PREMIUMS

                                                       YEAR ENDED DECEMBER 31,
                                                    1996        1995        1994
                                                    ----        ----        ----
                                                            (in millions)
Life Insurance                                      $1.3        $1.5        $1.3
Health Insurance                                     0.2         0.4         2.6
                                                    ----        ----        ----
  Net Earned Premiums                               $1.5        $1.9        $3.9
                                                    ====        ====        ====

The exit from the group health insurance market (primarily major medical) was a result of management's decision to concentrate APL's marketing and sales efforts on the Survivor Key product line. This life insurance product combines the benefits of a lump sum cash payout upon the diagnosis of certain critical illnesses with a death benefit. Gross written premiums for Survivor Key have increased from $96,000 in 1994 to $257,000 in 1995 and $547,000 in 1996.

Other 1996 revenues were down $600,000 compared to 1995 and $300,000 compared to 1994. This category includes APL's commission income for outside company products as well as its fees for administrative services contracts. Beginning January 1, 1996, APL ceased to be the agent of record on a block of group health business. This decrease in commission revenue was directly offset by a corresponding reduction in commission expenses which is included with the "Insurance underwriting and other expenses" line of the income statement.

Investment income revenues were down $600,000 compared to 1995 and $300,000 compared to 1994. These decreases were principally due to an increased level of equity securities in APL's investment portfolio.

Life and health operations resulted in 1996 pre-tax operating income of $4.0 million. This compares to $859,000 in 1995 and $2.9 million in 1994. As discussed above, realized investment gains were the primary source of the increase in 1996 income. The 1995 decrease as compared to 1994 was primarily attributable to the exit from the group health insurance market. APL's claims experience was excellent in the major medical product line in 1994, which resulted in a reserve decrease for 1994 and contributed to the 1994 operating income.


PROPERTY AND CASUALTY INSURANCE

Sequoia, CIC and CNIC currently account for all of the ongoing property and casualty ("P & C") insurance revenues. These companies write predominately light commercial and multiple peril insurance coverage in central and northern California.

Because the Merger occurred in November 1996, only two months (approximately) worth of CIC's and CNIC's revenues, expenses, and operating income are included in these financial statements and in this discussion for 1996. No prior years' data is shown for CIC and CNIC. Because Sequoia was acquired on August 1, 1995, only five months of Sequoia's financial information is included for 1995, and none for 1994.

Total P & C revenues for 1996 of $35.3 million far-exceeded 1995 partial year revenues of $2.5 million.

Sequoia produced $28.7 million in revenues during 1996 as compared to $2.5 million for last five months of 1995, from the date of purchase of Sequoia to year-end. As shown below, earned premiums made up most of these revenues. Premiums are earned pro-rata throughout the year according to the coverage dates of the underlying policies.

Included in the total P & C revenues shown below are $6.5 million from CIC and CNIC for the short period of their inclusion, including earned premiums of $5.1 million, investment income of $1.2 million, realized investment gains of $49,000 and other income of $99,000.

                         PROPERTY AND CASUALTY INSURANCE

                                                       YEAR ENDED DECEMBER 31,
                                                         1996         1995
                                                         -----        -----
                                                            (in millions)
REVENUES:
    Earned Premiums- Sequoia                             $26.3        $ 2.4
    Earned Premiums- Citation                              5.1
    Investment Income                                      2.6          0.2
    Realized Investment Gains                              0.7
    Other                                                  0.6         (0.1)
                                                         -----        -----
      P & C Revenues                                     $35.3        $ 2.5
                                                         =====        =====

    PRE-TAX OPERATING INCOME:

    Sequoia and Citation                                 $ 3.3        $(3.7)
                                                         =====        =====

Sequoia's direct premium writings for 1996 were $38.0 million, down $4 million, or 9.6% from the $42.0 million reported by Sequoia on a statutory basis for the full year of 1995. The $42.0 million 1995 direct written premium total includes seven months of activity prior to Physicians' purchase of Sequoia on August 1, 1995. This reduction in premium writings reflects the increased underwriting selectivity of Sequoia's new management team. As policies came up for renewal in 1995 and through much of 1996, they were reviewed carefully by underwriting management for excessive loss experience and unwanted risks. While new business writings have not offset renewal policies cancelled or non-renewed, new policy writings have been better than expected. The loss of renewal policies with higher loss ratios and greater exposures to risk should improve Sequoia's loss ratios in the future.

Sequoia produced a net loss of $983,000 for 1996 based upon statutory accounting practices ("SAP") as filed with the California Department. On the basis of generally accepted accounting principles ("GAAP"), Sequoia reported 1996 net income of $1.5 million compared to a $2.5 million net loss for the five month 1995 period. The primary difference between the 1996 SAP net loss and GAAP net income was attributable to the deferral of a portion of policy acquisition expenses, which will be amortized into expense pro-rata as related premiums are earned.

Much of Sequoia's five-month 1995 loss was attributable to expenditures which are expected to continue to provide benefits in future years through improved operating efficiencies. These expenses included, among others, those associated with development of a new policy quoting and processing system and integrated claims processing and accounting systems. Software has been developed and is now in use which allows underwriters and agents to decentralize, rate policies in the field, and download the information via modem to the home office, allowing them to spend much more time in the field inspecting risks and servicing policies.

Also contributing to the 1995 pre-tax operating loss were acquisition costs (such as commissions) based upon written premiums, which were much higher than net earned premiums. Since the previous owner of Sequoia took full responsibility for the unearned premium reserve at July 31, 1995, a considerable lag developed between Sequoia's written premiums and earned premiums. As a result, operating expenses were high compared to earned premiums. Normally, a portion of these acquisition expenses could have been deferred and expensed over the underlying policy periods.

However, this was not the case in 1995 for Sequoia. A large portion of these acquisition costs amounting to $1.3 million were expensed in the year incurred instead of being deferred and amortized over the premium recognition period. A write off of deferred acquisition costs is required when the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceed related unearned premiums.

The improvement in Sequoia's 1996 performance is attributable to improved loss experience and reduced expenses. As a result of improved loss and expense ratios, 1996 acquisition expenses have been capitalized and will be amortized over the premium recognition period, since a premium deficiency did not exist.

Sequoia's industry ratios as determined under SAP were as follows:

                                                             1996     1995    1994
                                                            -----    -----   ------
Loss and LAE Ratio                                           63.5%    69.8%   74.6%
Underwriting Expense Ratio                                   37.5%   100.8%   32.5%
                                                            -----    -----   -----
         Statutory Combined Ratio                           101.0%   169.8%  107.1%
                                                            =====    =====   =====

*  Amounts shown for 1995 and 1994 include periods prior to Physicians' ownership.

Sequoia's 1996 GAAP combined ratio was 93.7%, consisting of a 62.9% loss and LAE ratio and an expense ratio of 30.8%.

Property and casualty operations contributed pre-tax operating income of $3.3 million during 1996, consisting of $35.3 million in revenues, less losses and loss adjustment expenses incurred of $20.3 million and operating expenses of $11.7 million. This compares to 1995 pre-tax operating loss of $3.7 million.

MPL OPERATIONS

Physicians' and PRO's MPL insurance business was sold to Mutual on August 28, 1995. Between July 16, 1995 and December 31, 1995, all MPL business written by Physicians and PRO was 100% reinsured by Mutual. Except for a few minor policy coverage extensions and adjustments which are 100% reinsured by Mutual, for all intents and purposes, the Company ceased writing MPL policies effective January 1, 1996, the date Mutual began writing the business directly. The Company continues to administer and adjust the remaining claims and LAE reserves. Based upon careful analysis of various alternative scenarios for handling the runoff of the remaining claims reserves, the Company determined that the best option was to process the existing claims internally with existing staff, rather than through a third party administrator or through an outright sale of the claims and LAE reserves. In addition, it is expected that shareholders' equity will be better served by retaining the investments necessary to fund the payment of these claims and LAE reserves, managing them along with the rest of the Company's investment holdings, as opposed to selling of fully reinsuring these reserves and giving up the corresponding funds. Accordingly, although the Company ceased writing MPL insurance, MPL is treated as a separate business segment of continuing operations due to the continued management of claims and associated investments. Revenues from MPL operations included the following:

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                      1996       1995       1994
                                                     -----      -----      -----
                                                             (in millions)
REVENUES:
Earned Premiums                                      $ 7.4      $17.1      $20.0
Investment Income, Net of Expenses                     4.8        5.9       10.5

Income from Sale of MPL Business                                  6.0
                                                     -----      -----      -----
  MPL Revenues                                       $12.2      $29.0      $30.5
                                                     =====      =====      =====
PRE-TAX OPERATING INCOME:                            $ 8.5      $ 6.0      $16.3
                                                     =====      =====      =====

Since the withdrawal of Physicians and PRO from their personal automobile and homeowners lines of business in the late 1980's, MPL has, for all intents and purposes, been these two companies' only sources of insurance premiums. The decline in earned premium from $20.0 million in 1994 to $17.1 million in 1995 and $7.4 million in 1996 resulted from the withdrawal from the MPL line of business beginning with the 100 percent quota share treaty with Mutual effective with July 16, 1995 and subsequent new and renewal business.

The following table shows the decline in Physicians' and PRO's direct written premiums over the past five years:

                                       1996     1995     1994     1993     1992
                                       ----     ----     ----     ----     ----
                                                    (in millions)
Direct Written Premiums                $ 0.2    $22.6    $28.0    $37.6    $52.6

This decline in direct written premiums indicative of the increasing competitive pressures within Ohio which, among other factors, led Physicians and PRO to increase premium rates, to be more selective in underwriting and, ultimately, to withdraw from the MPL line of business.

MPL premiums continued to be earned during 1996 based upon premiums written prior to July 16, 1995, the effective date of the 100 percent quota share treaty with Mutual. Very few, if any, MPL premiums will be earned beyond 1996. Investment income revenues will continue to accrue to the MPL runoff.

MPL operations produced pre-tax operating income of $8.5 million for 1996 compared to $6.0 million and $16.3 million in income during 1995 and 1994, respectively. Pre-tax operating results for 1996 were bolstered by a $1.4 million take down of death, disability and retirement unearned premium reserves related to the Mutual transaction, and loss and LAE reserve reductions of approximately $6.0 million as MPL reserves continued to develop favorably. This favorable reserve development has been verified by two independent actuaries, as required by the Ohio Department regulations for MPL companies. The $6.0 million operating income recorded for 1995 was entirely attributable to the $6.0 million realized on the sale of Physicians' and PRO's MPL businesses. The $16.3 million recorded in 1994 benefited from more than $12.0 million in reserve reductions, net of additional reserve discount accretion associated with reducing the reserve discount rate to 4% from close to 5%. Investment income was also higher in 1995 and 1994 due to greater reserve levels and higher loss reserve discount accretion in 1994. The greater amounts of discount resulted in corresponding allocations of investment income to these years for the MPL segment.

Physicians' claims department staff continues to process the runoff of the remaining MPL loss and loss adjustment expense claims which is progressing routinely. At December 31, 1996, MPL reserves totaled $112.9 million, net of reinsurance and discount. This compares to $136.2 million and $154.4 million at December 31, 1995 and 1994, respectively. MPL loss and LAE reserves continue to decline as a result the disposition of claims, accompanied by the continued favorable reserve development discussed above.

                     MPL INSURANCE -- LOSS AND LAE RESERVES

                                                         DECEMBER 31,
                                                         ------------
                                              1996          1995          1994
                                             ------        ------        ------
                                                         (in millions)
Direct Reserves                              $158.4        $192.5        $204.3
Ceded Reserves                                (33.3)        (38.5)        (29.8)
Discount of Net Reserves                      (12.2)        (17.8)        (20.1)
                                             ------        ------        ------
  Net MPL Reserves                           $112.9        $136.2        $154.4
                                             ======        ======        ======

Although MPL reserves are certified annually by two independent actuaries, as required by state law, significant fluctuations in reserve levels can occur based upon a number of variables used in actuarial projections of ultimate incurred losses and LAE.

OTHER OPERATIONS

Other operations consists principally of Summit's investment management operations, the wind down of Raven Development Company's ("Raven") real estate development projects, and various other activities as summarized below:

                                OTHER OPERATIONS

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                         1996     1995     1994
                                                         ----     ----     ----
                                                              (in millions)
REVENUES:
Real Estate Development                                  $1.6     $1.4     $1.5
Investment Management                                     0.3      0.2
       Other                                              0.3               0.1
                                                         ----     ----     ----
  Revenue from Other Operations                          $2.2     $1.6     $1.6
                                                         ====     ====     ====
PRE-TAX OPERATING INCOME

Real Estate Development                                          $(0.2)    $0.1
Investment Management                                    $0.1     (0.1)
       Other                                             (1.2)    (0.2)    (0.1)
                                                         ----     ----     ----
  Pre-Tax Operating Income-Other Operations              $(1.1)   $(0.5)   $0.0
                                                         ====     ====     ====

Investment management revenues and operating income from Summit increased over 1995. Summit now has more than $400 million in assets under management. Summit's revenues increased over 1995 as a result of additional funds under management, including competitive portfolio management fees to the insurance companies. However, intercompany fees have been eliminated in this presentation. Summit's pre-tax operating income was $121,000 for 1996. This compares to a loss of $105,000 for 1995, for a $226,000 improvement.

Sales of real estate remained at about the same level in 1996 as in the previous two years. During the first quarter of 1996, consistent with Raven's plan of orderly withdrawal from the real estate development business, management was successful in selling a large tract of undeveloped land, which represented most of Raven's existing inventory. Raven now holds less than $200,000 in inventory of land for sale.

Under the category of "Other," Stonebridge Partners AG ("Stonebridge"), a Swiss corporation 76 percent owned by Physicians which brokers annuities and other insurance products within Europe, produced a pre-tax operating loss of $1 million for 1996. The pre-tax loss for 1995 was $234,000. Stonebridge began operations in late 1995, resulting in significant start-up costs in 1995, which continued into 1996. Management believes that the Stonebridge concept is a good one which fits well with the Company's other businesses; however, for various reasons, Stonebridge has been unsuccessful in marketing their brokerage business, as well as in collecting accounts which they believe are due them from clients.

Management has recently taken steps to limit additional downside exposure. Additional operating losses will most likely be incurred in 1997 as a result of Stonebridge.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

In 1995, Physicians took a significant step in changing its strategic direction by selling its ongoing MPL insurance business and related liability insurance business. All assets and liabilities of Physicians related to insurance policies written prior to the sale of the recurring book of business were retained by Physicians. During 1995, Physicians reactivated its investment advisory subsidiary, Summit; acquired a California property and casualty insurance company, Sequoia; and purchased 38.2% of GEC, a Canadian corporation active in investment banking, agricultural services, water rights, and other businesses. See "Item 1--Business--History of the Company." In 1996, Physicians took another large step in the continuing process of changing its strategic direction, with the reverse acquisition of Citation.

It is expected that each of the major companies currently within the PICO group will be able to stand on its own and cover its own cash flow needs without the need for borrowing or additional capital infusions, with the possible exceptions of additional capital requirements of Sequoia and CIC to maintain or improve their AMBest ratings or to meet minimum capital requirements.

As a result of ceasing to write MPL insurance, Physicians' operating cash flows have become, and should continue for the foreseeable future, to be negative. Cash flows from other sources within Physicians, primarily reinsurance recoveries, investment income and the sale of invested assets will provide the necessary funds. Major cash outflows most likely will include the funding of claims and loss adjustment expenses, investment purchases, dividend distributions, and operating costs. The Company's active insurance P & C subsidiaries, Sequoia and CIC, should provide positive cash flows from premium writings, investment income, and the sale of invested assets. Cash will be used to fund the payment of their own claims and operating expenses, as well as in purchasing investments. Summit should produce positive cash flow in the form of investment management fees in excess of operating costs.

Although Sequoia's positive operating cash flows exceeded more than $10 million in 1996, and CIC's cash flows should become significant in 1997 and later years, Physicians' cash flows have had the greatest impact on the consolidated group during the past three years and should continue to do so for a number of years into the future.

As of December 31, 1995, Physicians reported discounted unpaid loss and loss adjustment expense reserves of approximately $140 million, net of reinsurance. Based upon projections from past actuarial information, more than 75%, or $105 million, of these reserves are expected to be settled by the end of the year 2000. Past experience indicates that funding requirements should be greatest in the first through third years, accounting for more than 60% of the total eventual reserve and loss adjustment expense payments. As expected, loss and LAE reserves at December 31, 1996 declined more than 22% to $109 million after payment of more than $30 million in claims and LAE. Operating expenses associated with the discontinued MPL line of business have been significantly reduced in 1995 and in 1996 and are expected to continue to decline. As evidence of PICO's cutbacks, employee counts have been reduced by nearly two-thirds compared to the year-end 1994 level.

The Company's insurance subsidiaries attempt to structure the duration of their invested assets to match the cash flows required to settle the related unpaid claims liabilities. Their invested assets provide adequate liquidity to fund projected claims and LAE payments for the coming years.

To the extent that funds necessary for settling claims and paying operating expenses are not provided by existing cash and cash equivalents, investment income, reinsurance recoveries, and rental other income, invested assets will be liquidated. Short term and fixed maturity investments are managed to mature according to projected cash flow needs. Equity securities will be converted to cash as additional funds are required, with an anticipated maximum liquidation lead-time of approximately six months.

At December 31, 1996, Physicians' investment portfolio on a stand-alone basis contained invested assets of approximately $177.3 million, plus cash and cash equivalents of $12.5 million. These invested assets are in excess of the present value of expected future payouts of losses and loss adjustment expenses (discounted at 4%) of $109 million, even if $77 million in investments in affiliates (GEC, Sequoia, Summit, PRO, APL and other affiliates) were excluded.

Disregarding any appreciation or depreciation of Physicians' investment portfolio and the results of the operations of its subsidiaries and affiliates, on a stand alone basis Physicians should experience a decline in total assets and total liabilities as a result of the payment of claims, loss adjustment expenses and operating expenses. Absent unfavorable loss experience and operating and other expenses in excess of investment income, shareholders' equity should remain relatively unaffected. Income in excess of expenses, favorable claims experience, appreciation of investments and increases in the equities of subsidiaries and affiliates all would increase shareholders' equity and, ultimately, total assets.

PICO management hopes to maximize the return of all assets, including those needed to fund the eventual wrap-up of the MPL reserves through, among other things, value investing and managing the invested assets internally rather than liquidating assets to pay a third party to oversee the runoff of the existing claims. Management also elected to handle the runoff of the MPL claims internally to continue to maintain a high standard of claims handling and to maximize shareholder values. While management expects that the Company's current and future investments will increase in value, offsetting some of the decline in assets during the period of runoff and increasing shareholder value, the impact of future market fluctuations on the value of the Company's invested assets cannot be accurately predicted. Although assets will be managed to mature or liquidate according to expected payout projections, at times, in response to abnormal funding demands, some invested assets may need to be sold at inopportune times during periods of decline in the stock market or declines in the market values of the individual securities. Such forced sales are expected to occur infrequently and only under extreme circumstances; however, this cannot be guaranteed.

As previously mentioned, reinsurance recoveries (reimbursement of covered losses from reinsurers) will be a significant source of incoming funds in upcoming years as claims are settled. As shown in the accompanying financial statements, consolidated reinsurance receivables amounted to $97.0 million at December 31, 1996 compared to $100.7 million at December 31, 1995. Physicians' reinsurance receivables were $38.0 million at December 31, 1996 and $35.9 million at December 31, 1995. Of the $59 million difference between the $97.0 million consolidated total at December 31, 1996 and the $38.0 million of Physicians, $49.2 million was recorded on Sequoia's financial statements, most of which is due from SRC and guaranteed by QBE. See "Item 1--Business--History of the Company." Of the remainder, $6.6 million resulted from the inclusion of Citation.

Unsecured reinsurance risk is concentrated in the companies and amounts shown in the table under Note 11 ("Reinsurance") to the Consolidated Financial Statements as of December 31, 1996. All companies listed are highly rated companies with significant sources of capital.

As an additional source of funding, PICO's subsidiaries as they grow and accumulate increasing amounts of retained earnings may be able to return some of PICO's investment in the form of dividend distributions; however, this cannot be assured. On December 30, 1996, Physicians paid a dividend of $13.2 million to PICO for further investment by PICO. This dividend was the maximum dividend that could be paid under Ohio insurance regulations without specific approval by the Ohio department. State insurance departments do not regulate funds invested at the holding company level.

As shown in the accompanying Consolidated Statements of Cash Flows, the Company used cash flows of $10.8 million for operations in 1996 and $15.1 million in 1995, compared to $5.0 million in 1994. Cash used for 1994 operations was greatly inflated by an approximate $20 million increase in MPL reinsurance premiums as a result of significant changes in the Company's reinsurance treaties. The increased cash outflows for 1995 principally relate to a $27 million reduction in MPL premium collections as compared to 1994, increased claims payments of $1.3 million, increased operating expenses of approximately $2 million, increased federal income tax payments of $1.5, and increased deposits with reinsurers of $4.2 million, partially offset by a $11.7 million decrease in reinsurance cessions. Cash consumed by operations in 1996 decreased from the $15.1 million level to $10.8 million, even though MPL premium collections decreased by more than $16 million and investment income receipts, excluding capital gains, decreased more than $3.4 million. Partially offsetting the decline in MPL premiums, MPL claims payments decreased $7 million during 1996 as compared to 1995. Most of the remaining positive cash flow increase from operations was attributable to

Sequoia, not only due to its inclusion in the consolidation for the full year, but also as a result of reduced claims and expense payments and increased premiums.

Cash provided by investing activities in 1996 of $31.4 million principally reflects fixed income securities maturities and investment gains realized from the sale of Fairfield. Cash provided in 1995 of $37.6 million and 1994 of $9.4 million reflect PICO's liquidation of much of its fixed income investment portfolio in limiting its exposure to the fluctuations of market values due to changing interest rates and, at the same time, providing the Company flexibility and liquidity to take advantage of consolidation and market opportunities. Also reflected in the 1995 cash provided by investing activities is $6 million in proceeds from the sale of Physicians' MPL business. Excluding cash invested in Sequoia, Summit and Stonebridge, 1995 investment cash inflows were $47.4 million.

Financing activities provided cash in all three years ($69,000 in 1996, $439,000 in 1995, and $3.6 million in 1994). Most of the cash provided related to capital infusions by GPG in 1994 ($3 million) and the issuance of common stock in 1995 ($350,000) pursuant to the exercise of stock options issued under PICO's 1993 Stock Option Plan. Life and annuity insurance products also provided financing cash flows of $ 306,000 in 1996, $166,000 in 1995, and $743,000 in 1994.

At December 31, 1996, the Company had no significant commitment for future capital expenditures, other than in the ordinary course of business and to provide certain funding for Stonebridge, which has subsequently been limited. The Company has also committed to maintain Sequoia's capital and statutory policyholder surplus level at a minimum of $7.5 million. Sequoia was well above this level as of December 31, 1996. The Company has also committed to make every attempt to maintain Sequoia's AMBest rating at or above the "B++" (Very Good) level, which may at some time in the future require additional capital infusions into Sequoia by the Company. Subsequent to year-end 1996, the Company has committed to purchase for approximately $30 million a debenture from GEC. The Company has committed to invest approximately $16 million in a limited liability corporation which owns land in Nevada. GEC has committed to purchase the remaining interest of this limited liability corporation.

CAPITAL RESOURCES

In the past three years, Physicians has completed significant transactions impacting shareholders' equity and its ownership. In 1994, GPG infused capital into Physicians by exercising $3.0 million of its option to purchase $5 million of Physicians stock. GPG had previously invested $5 million in Physicians. In August 1995, Physicians purchased Sequoia for $1,350,000. In September 1995, Physicians acquired an approximate 38.2 percent interest in the common stock of GEC for approximately $34 million. In 1996, GPG sold approximately 16% of its interest in Physicians (850,000 pre-merger shares) to GEC. As a result of this ownership of each other's stock, treasury stock increased by $5.8 million--a reduction of shareholders' equity. Also, in November 1996, Physicians and Citation combined in a reverse acquisition, increasing shareholders' equity, assets and liabilities of the Company. This reverse acquisition resulted in the creation of $6.3 million of "negative goodwill" on the balance sheet of the Company, which will be amortized into income equally over 10 years.

During 1994, Physicians adopted the provisions of SFAS No. 115, which resulted in an increase in shareholders' equity upon adoption of $7.4 million.

Shareholder dividends payable by Physicians or its insurance subsidiaries are subject to certain limitations imposed by Ohio or California law, according to the state of domicile. Generally, the limitations are determined using the greater of the prior year's statutory net income or 10% of statutory policyholder surplus. On December 30, 1996, Physicians paid a dividend to PICO in the amount of $13.2 million, the maximum amount allowable without Ohio Department approval. On April 14, 1997, Physicians paid a dividend of approximately $8.6 million to PICO. See Note 20 to the Consolidated Financial Statements entitled "Subsequent Events." No dividends were eligible to be paid out of Sequoia, CIC or CNIC as of January 1, 1997.

In the past few years, the NAIC has developed risk-based capital ("RBC") measurements for both property and casualty and life insurers. The measures provide the various state regulators with varying levels of authority based on the adequacy of an insurer's RBC. The State of Ohio enacted the NAIC's RBC rules effective March 3, 1996. However, disclosure of each company's RBC adequacy was required to be reported in their statutory annual statements filed with the various departments of insurance for 1994 and 1995. At December 31, 1996, the Physicians, PRO, APL, Sequoia, CIC, and CNIC annual statements reported more than adequate RBC levels. The actual percentages of Total Adjusted Surplus to Policyholders to Authorized Control Level Risk-Based Capital as shown on page 22 of the 1996 statutory Annual Statements for Physicians, PRO, APL, Sequoia, CIC and CNIC were 218%, 1,980%, 872%, 278%, 349%, and 4,545%, respectively.

Anything above 200% (i.e. two times Authorized Control Level RBC) required no further action on the part of the insurance company. Any company having results between 150% and 199% is classified as being at the Company Action Level. Lower levels of RBC such as the Regulatory Action Level (100% to 149%), the Authorized Control Level (70% to 99%) and the Mandatory Control Level (below 70%) require some form of insurance department action. Under the Regulatory Action Level, the insurer must submit a plan as in the Company Action Level. The Insurance Commissioner will perform an examination or other analysis and, based upon such exam or analysis, issue a corrective order. Under the Authorized Control Level, the same actions taken under the Regulatory Action Level will occur. In addition, the Commissioner may take action to rehabilitate or liquidate the insurer. Under the Mandatory Control Level, the Commissioner must rehabilitate or liquidate the insurer.

ADDITIONAL RISK FACTORS AND UNCERTAINTIES:

        In addition to the risks and uncertainties discussed in the preceding sections entitled "Business" and "Managements' Discussion and Analysis of Financial Condition and Results of Operations," the following risk factors are also inherent in the Company's business operations:

         INTEGRATION OF CERTAIN OPERATIONS. Citation and Physicians completed the Merger with the expectation that the Merger would result in certain benefits for the combined company. Achieving the anticipated benefits of the Merger will depend in part upon whether certain of the two companies' business operations can be integrated in an efficient and effective manner. There can be no assurance that this will occur or that cost savings in operations will be achieved. The successful combination of the two companies will require, among other things, integration of the companies' respective product offerings, medical management of health care claims and management information systems enhancements. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations following the Merger will require the dedication of management resources which may temporarily distract attention from the day-to-day business of the combined companies. There can be no assurance that integration will be accomplished smoothly or successfully. Failure to effectively accomplish the integration of the two companies' operations could have an adverse effect on the Company's results of operations and financial condition following the Merger.

         DEPENDENCE ON KEY PERSONNEL. The Company has several key executive officers, the loss of whom could have a significant adverse effect on the Company. In particular, Ronald Langley, PICO's Chairman, and John R. Hart, PICO's President and Chief Executive Officer, play key roles in the Company's and GEC's investment decisions. Although neither officer is party to an employment agreement, they have entered into consulting agreements with PICO and various of its subsidiaries. Messrs. Langley and Hart are key to the implementation of the Company's new strategic focus, and the ability of the Company to implement its current strategy is dependent on its ability to retain the services of Messrs. Langley and Hart.

         RISKS REGARDING PHYSICIANS; CONTINUING MPL LIABILITY. In August 1995, Physicians sold its and PRO's MPL insurance business and related liability insurance business. Physicians and PRO retained all assets and liabilities related to insurance policies written prior to the sale of the recurring book of business. Physicians and PRO will continue to administer claims and loss adjustment expenses under MPL insurance policies issued or renewed prior to July 16, 1995.

         Cash flow needed to fund the day-to-day operations and the payment of claims and claims expenses will be provided by investment income, lease income, and proceeds from the sale or maturity of securities. Physicians and PRO have established reserves to cover losses and loss adjustment expense ("LAE") on claims incurred under the MPL policies issued or renewed to date. The amounts established and to be established by Physicians and PRO for loss and LAE reserves are estimates of future costs based on various assumptions and, in accordance with Ohio law, have been discounted (adjusted to reflect the time value of money). These estimates are based on actual and industry experience and assumptions and projections as to claims frequency, severity and inflationary trends and settlement payments. In accordance with Ohio law, Physicians and PRO annually obtain a certification that their respective reserves for losses and LAE are adequate from an independent actuary. Physicians and PRO also obtain a concurring actuarial opinion. Physicians' and PRO's reserves for losses and LAE for prior years developed favorably in 1994, and these reserves were decreased by $12.7 million in 1994. Reserves also developed favorably in 1995; however, accretion of reserve discount exceeded the amount of favorable development and retroactive reinsurance, resulting in a $3.2 million increase in liabilities for prior years' claims. As a result of continued favorable claims experience, reserves for prior years' claims were further reduced in the first and fourth quarters of 1996. Management believes that the reserving methods and assumptions are reasonable and prudent and that Physicians' and PRO's reserves for losses and LAE are adequate. Due to the inherent uncertainties in the reserving process there is a risk, however, that Physicians' and PRO's reserves for losses and LAE could prove to be inadequate which could result in a decrease in earnings and shareholders' equity. Adverse reserve development can reduce statutory surplus or otherwise limit the growth of such surplus.

         Under Ohio law the statute of limitations is one year after the cause of action accrues. Also under Ohio law there is a four-year statutory time bar; however this has been construed judicially to be unconstitutional in situations where the plaintiff could not have reasonably discovered the injury in that four-year period. Claims of minors must be brought within one year of the date of majority.

         RISKS REGARDING SUMMIT GLOBAL MANAGEMENT. Summit is registered as an investment adviser in California, Florida, Kansas, Louisiana, Oregon, Virginia and Wisconsin, as well as with the Securities and Exchange Commission (the "SEC"). Summit must file periodic reports with the SEC and must be available for periodic examination by the SEC. Summit is subject to Section 206 of the Investment Advisers Act of 1940, which prohibits material misrepresentations and fraudulent practices in connection with the rendering of investment advice, and to the general prohibitions of Section 208 of such Act. If Summit were to violate the Investment Advisers Act prohibitions, it would risk criminal prosecution, SEC injunctive actions and the imposition of sanctions ranging from censure to revocation of registration in an administrative hearing.

         The investment adviser business is highly competitive. There are several thousand investment advisers registered in the states in which Summit does business, many of which are larger and have greater financial resources than Summit. There can be no assurance that Summit will be able to compete effectively in the markets that it serves.

         GLOBAL DIVERSIFICATION OF INVESTMENTS. As a result of global diversification investment decisions already made and which may be made in the future, particularly with regard to GEC, the Company's revenues may be adversely affected by economic, political and governmental conditions in countries where it maintains investments or operations, such as volatile interest rates or inflation, the imposition of exchange controls which could restrict the Company's ability to withdraw funds, political instability and fluctuations in currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 and the report of independent accountants are included in this report as listed in the index on page 45 of this report.

                        SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except share and per share amounts) for 1995 and 1996 are shown below. In management's opinion, the interim financial data contains all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such interim periods.

                                                                             THREE MONTHS ENDED
                                --------------------------------------------------------------------------------------------------
                                MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,  MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
                                1995       1995      1995           1995          1996       1996      1996           1996
                                ---------  --------  -------------  ------------  ---------  --------  -------------  ------------
Net premiums earned...........   $  529      $4,861       $ 5,331      $6,311      $ 4,644     $ 7,319      $ 8,357      $14,631
Net investment income.........    3,148       3,487         7,101       3,377        3,914       4,581        4,965       31,569
Total revenues................    4,292       9,472        18,629      15,553       14,966      10,596       13,713       46,489
   Net income (loss)              1,134         413        14,875        (749)       1,972        (772)       1,355       21,965
                                 ------      ------       -------      ------      -------     -------      -------      -------
   Net income (loss) per share   $  .04      $  .02       $   .57      $ (.03)     $   .07     $  (.03)     $   .05      $   .72
                                 ------      ------       -------      ------      -------     -------      -------      -------
Weighted average common and
   equivalent shares
   outstanding.............. 25,570,014  25,865,993    26,005,494  25,992,133   27,281,355  26,410,349   25,921,976   30,065,026


                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                   AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995
                               AND FOR EACH OF THE
                            THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1996

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants .....................................  46

Consolidated Balance Sheets as of December 31, 1996 and 1995 ..........  47-48

Consolidated Statements of Operations for the Years
      Ended December 31, 1996, 1995 and 1994 ..........................  49

Consolidated Statement of Changes in Shareholders' Equity for the Years
      Ended December 31, 1996, 1995, and 1994 .........................  50-51

Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1996, 1995 and 1994 ..........................  52

Notes to Consolidated Financial Statements ............................  53

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of PICO Holdings, Inc.

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 12, the Company changed the discount rate used to record loss and loss adjustment expense reserves and related reinsurance balances in 1994.


Coopers & Lybrand L.L.P.



San Diego, California
April 7, 1997

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                     ASSETS

                                                       1996              1995
                                                   ------------      ------------
Investments:
     Available for sale:
         Fixed maturities, at fair value           $156,864,826      $ 81,573,579
         Equity securities, at fair value            79,534,612        99,857,295
     Investment in affiliate, at equity              28,047,764        32,974,930
     Short-term investments, at cost                    848,658         9,162,925
     Real estate                                      1,546,445         3,038,750
                                                   ------------      ------------
         Total investments                          266,842,305       226,607,479

Cash and cash equivalents                            64,581,056        43,987,805
Premiums and other receivables, net                  14,876,282        10,927,156
Reinsurance receivables                              96,984,261       100,719,416
Prepaid deposits and reinsurance premiums             5,225,054        16,623,918
Accrued investment income                             3,372,715         1,716,672
Property and equipment, net                           4,717,366         5,538,348
Deferred policy acquisition costs                     7,921,570         2,894,644
Deferred income taxes                                 5,625,922                --
Other assets                                          7,588,351         6,439,127
Net assets of acquired business held for sale         7,088,508                --
Assets held in separate accounts                      5,601,828         6,361,040
                                                   ------------      ------------
     Total assets                                  $490,425,218      $421,815,605
                                                   ============      ============

                   The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           December 31, 1996 and 1995

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                              1996                 1995
                                                                                          -------------       -------------
Policy liabilities and accruals:
     Unpaid losses and loss adjustment expenses, net of discount                          $ 252,023,546       $ 229,796,606
     Future policy benefits                                                                  13,776,207          15,576,716
     Annuity and other policyholders' funds                                                  31,739,736          31,976,176
     Unearned premiums                                                                       35,296,803          30,858,612
     Reinsurance balance payable                                                              7,315,939           8,376,110
Deferred gain on retroactive reinsurance                                                      3,355,409           3,500,544
Other liabilities                                                                            22,394,118          11,749,700
Taxes payable                                                                                   776,784                  --
Integration liability                                                                         1,368,000                  --
Deferred income taxes                                                                                --           4,174,461
Excess of fair value of net assets aquired over purchase price                                6,293,084                  --
Liabilities related to separate accounts                                                      5,601,828           6,361,040
                                                                                          -------------       -------------
       Total liabilities                                                                    379,941,454         342,369,965
                                                                                          -------------       -------------
Minority Interest                                                                               280,184              96,295
                                                                                          -------------       -------------
Commitments

Preferred stock, $.01 par value, authorized 2,000,000 shares in 1996, authorized 1,000,000 shares in 1995; none issued
Common stock, $.001 par value; authorized 100,000,000 shares in 1996, and
       40,079,200 shares in 1995; issued 32,486,718 and 27,436,191
       shares in 1996 and 1995, respectively                                                     32,487              27,436
Additional paid-in capital                                                                   42,965,063          17,382,279
Net unrealized appreciation (depreciation) on investments                                    11,837,511          23,827,817
Cumulative foreign currency translation  adjustment                                             (27,159)            (14,792)
Equity changes of investee company                                                             (986,361)           (979,066)
Retained earnings                                                                            64,226,714          39,906,703
                                                                                          -------------       -------------
                                                                                            118,048,255          80,150,377
Less treasury stock, at cost (common shares 1,940,315 in 1996 and 1,365,188 in 1995)         (7,844,675)           (801,032)
                                                                                          -------------       -------------
       Total shareholders' equity                                                           110,203,580          79,349,345
                                                                                          -------------       -------------
       Total liabilities and shareholders' equity                                         $ 490,425,218       $ 421,815,605
                                                                                          =============       =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 1996, 1995 and 1994

                                                                           1996           1995              1994
                                                                       ------------    ------------     ------------
Revenues:
     Premium income                                                    $ 40,231,791    $ 21,411,496     $ 23,948,154
     Investment income, net                                              11,482,866      13,171,624       15,376,995
     Realized gains on investments                                       30,949,863       5,142,275          901,303
     Real estate sales                                                    1,547,423       1,336,501        1,537,500
     Gain on sale of MPL business                                                --       6,000,000               --
     Other income                                                         1,556,183         883,072          518,029
                                                                       ------------    ------------     ------------
         Total revenues                                                  85,768,126      47,944,968       42,281,981
                                                                       ------------    ------------     ------------
Expenses:
     Loss and loss adjustment expenses                                   22,932,490      23,171,588       11,638,611
     Policy benefits                                                      1,298,365         701,305           79,247
     Interest credited to policyholders                                   2,314,071       2,438,036        2,222,560
     Policy acquisition costs                                             2,205,530       1,090,874        1,135,542
     Cost of land sales                                                   1,458,781       1,501,421        1,177,295
     Insurance underwriting and other expenses                           18,593,275      10,579,994        6,745,916
                                                                       ------------    ------------     ------------
         Total expenses                                                  48,802,512      39,483,218       22,999,171
                                                                       ------------    ------------     ------------
Equity in earnings (losses) of investee                                   1,013,385        (459,928)              --
                                                                       ------------    ------------     ------------
         Income before income taxes and cumulative effect                37,978,999       8,001,822       19,282,810
              of change in discount rate

(Benefit) provision for federal income taxes                             13,658,988      (7,671,154)         451,881
                                                                       ------------    ------------     ------------
         Income before cumulative effect of change in discount rate      24,320,011      15,672,976       18,830,929
Cumulative effect of change in discount rate                                     --              --       (4,109,941)
                                                                       ------------    ------------     ------------
         Net income                                                    $ 24,320,011    $ 15,672,976     $ 14,720,988
                                                                       ============    ============     ============
Net income per common share (primary and fully diluted):
         Income before cumulative effect of change in discount rate    $        .90    $        .60     $        .78
         Cumulative effect of change in discount rate                           .00             .00            (0.17)
                                                                       ------------    ------------     ------------
              Net income                                               $        .90    $        .60     $        .61
                                                                       ============    ============     ============
              Weighted average shares outstanding                        27,123,588      25,992,133       24,160,082
                                                                       ============    ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              for the years ended December 31, 1996, 1995 and 1994

                                                                                     Net
                                                                                  Unrealized                      Foreign
                                                       Class B       Additional  Appreciation                     Currency
                                          Common       Common         Paid-In    (Depreciation)    Retained      Translation
                                           Stock        Stock         Capital    on Investments    Earnings      Adjustment
                                       ------------  ------------   ------------  ------------   ------------   ------------
Balance, January 1, 1994               $     24,272  $     36,000   $ 14,329,443  $  3,335,431   $ 10,476,740   $         --
  Cumulative effect of change in
     accounting for investments,
     net of adjustment to deferred
     policy acquisition costs of
     $635,756 and deferred taxes
     of $497,091                                 --            --             --     7,419,901             --             --

  Net income                                     --            --             --            --     14,720,988             --

  Net unrealized depreciation on
     investments, net of adjustment
     to deferred policy acquisition
     costs of $1,123,648 and deferred
     taxes of $939,248                           --            --             --   (15,503,681)            --             --

  Issuance of common stock                    3,164            --      2,996,836            --             --             --

  Retirement of treasury stock
    (all Class B shares)                         --       (36,000)            --            --       (964,000)            --
                                       ------------  ------------   ------------  ------------   ------------   ------------
Balance, December 31, 1994                   27,436            --     17,326,279    (4,748,349)    24,233,728             --
                                       ------------  ------------   ------------  ------------   ------------   ------------

  Net income                                     --            --             --            --     15,672,975             --

  Foreign currency translation
     adjustment                                  --            --             --            --             --   $    (14,792)

 Equity changes of investee company              --            --             --            --             --             --

  Net unrealized appreciation on
     investments, net of adjustment
     to deferred policy acquisition
     costs of $544,162 and deferred
     taxes of $12,246,591                        --            --             --    28,576,166             --             --

  Issuance of common stock upon
     exercise of options                         --            --         56,000            --             --             --
                                       ------------  ------------   ------------  ------------   ------------   ------------
Balance, December 31, 1995             $     27,436  $         --   $ 17,382,279  $ 23,827,817   $ 39,906,703   $    (14,792)
                                       ============  ============   ============  ============   ============   ============

                                          Equity
                                          Changes
                                         of Investee    Treasury
                                          Company        Stock          Total
                                       ------------  ------------   ------------
Balance, January 1, 1994               $         --   $ (2,095,032)  $ 26,106,854
  Cumulative effect of change in
     accounting for investments,
     net of adjustment to deferred
     policy acquisition costs of
     $635,756 and deferred taxes
     of $497,091                                 --             --      7,419,901

  Net income                                     --             --     14,720,988

  Net unrealized depreciation on
     investments, net of adjustment
     to deferred policy acquisition
     costs of $1,123,648 and deferred
     taxes of $939,248                           --             --    (15,503,681)

  Issuance of common stock                       --             --      3,000,000

  Retirement of treasury stock
    (all Class B shares)                         --      1,000,000             --
                                       ------------   ------------   ------------
Balance, December 31, 1994                       --     (1,095,032)    35,744,062
                                       ------------   ------------   ------------

  Net income                                     --             --     15,672,975

  Foreign currency translation
     adjustment                                  --             --        (14,792)

 Equity changes of investee company        (979,066)            --       (979,066)

  Net unrealized appreciation on
     investments, net of adjustment
     to deferred policy acquisition
     costs of $544,162 and deferred
     taxes of $12,246,591                        --             --     28,576,166

  Issuance of common stock upon
     exercise of options                         --        294,000        350,000
                                       ------------   ------------   ------------
Balance, December 31, 1995             $   (979,066)  $   (801,032)  $ 79,349,345
                                       ============   ============   ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              for the years ended December 31, 1996, 1995 and 1994

                                                                          Net
                                                                       Unrealized                     Foreign         Equity
                                                      Additional      Appreciation                    Currency        Changes
                                        Common          Paid-In      (Depreciation)    Retained     Translation      of Investee
                                         Stock          Capital      on Investments    Earnings      Adjustment       Company
                                     -------------   -------------   -------------   -------------  -------------   -------------
Balance, December 31, 1995           $      27,436   $  17,382,279   $  23,827,817   $  39,906,703  $     (14,792)  $    (979,066)

  Net income                                    --              --              --      24,320,011             --              --

  Foreign currency translation
     adjustment                                 --              --              --              --        (12,367)             --

 Equity changes of investee company             --              --              --              --             --          (7,295)

  Net unrealized depreciation on
     investments, net of adjustment
     to deferred policy acquisition
     costs of $17,556 and deferred
     taxes of $6,590,684                        --              --     (11,990,306)             --             --              --

  Issuance of common stock upon
     exercise of options                        --          73,920              --              --             --              --

  Purchase of common stock by
     an affiliate, held in treasury             --              --              --              --             --              --

  Retirement of treasury stock in
     in connection with merger              (1,330)       (779,122)             --              --             --              --

  Issuance of common stock in
     connection with Merger                  6,381      26,287,986              --              --             --              --
                                     -------------   -------------   -------------   -------------  -------------   -------------
Balance, December 31, 1996           $      32,487   $  42,965,063   $  11,837,511   $  64,226,714  $     (27,159)  $    (986,361)
                                     =============   =============   =============   =============  =============   =============




                                     Treasury
                                       Stock            Total
                                    -------------   -------------
Balance, December 31, 1995          $    (801,032)  $  79,349,345

  Net income                                   --      24,320,011

  Foreign currency translation
     adjustment                                --         (12,367)

 Equity changes of investee company            --          (7,295)

  Net unrealized depreciation on
     investments, net of adjustment
     to deferred policy acquisition
     costs of $17,556 and deferred
     taxes of $6,590,684                       --     (11,990,306)

  Issuance of common stock upon
     exercise of options                   20,580          94,500

  Purchase of common stock by
     an affiliate, held in treasury    (5,844,600)     (5,844,600)

  Retirement of treasury stock in
     in connection with merger            780,452              --

  Issuance of common stock in
     connection with Merger            (2,000,075)     24,294,292
                                    -------------   -------------
Balance, December 31, 1996          $  (7,844,675)  $ 110,203,580
                                    =============   =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH
                     FLOWS For the years ended December 31,
                              1996, 1995, and 1994
                                     -------

                                                                                     1996             1995           1994
                                                                                 -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $  24,320,011   $  15,672,975   $  14,720,988
Adjustments to reconcile net income to net cash used in
     operating activities:
         Deferred taxes                                                              1,990,334      (7,891,246)        (34,119)
         Depreciation and amortization                                               2,131,742       2,114,986       2,382,285
         Realized gains on investments                                             (30,949,863)     (4,018,672)       (901,303)
         Gain from disposition of MPL business                                                      (6,000,000)             --
         Equity in (earnings) losses of investee                                    (1,013,385)        459,928              --
         Changes  in assets and liabilities, net of effects from acquisition of businesses:
              Premiums and other receivables                                         4,803,716      (5,241,564)      2,581,834
              Reinsurance recoverable and payable                                   23,417,931     (75,607,649)     (9,397,648)
              Accrued investment income                                               (302,998)      1,800,431         484,708
              Deferred policy acquisition costs                                      4,034,743      (1,716,745)        (33,162)
              Unpaid losses and loss adjustment expenses                           (31,097,669)     49,105,562     (11,044,212)
              Future policy benefits and claims payable                             (2,011,233)      1,512,337      (2,023,440)
              Unearned premiums                                                    (14,378,764)     14,746,411      (3,579,272)
              Other                                                                  8,197,478         (79,729)      1,850,249
                                                                                 -------------   -------------   -------------
         Net cash used in operating activities                                     (10,857,957)    (15,142,975)     (4,993,092)
                                                                                 -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investments:
         Available for sale:
              Fixed maturities                                                      23,236,398     121,651,938      36,137,317
              Equity securities                                                     88,415,361       9,258,500       1,468,258
Proceeds from maturity of fixed maturity investments                                10,731,369      19,471,068      31,313,920
Purchases of investments:
         Available for sale:
              Fixed maturities                                                     (40,871,986)    (24,776,663)    (45,470,637)
              Equity securities                                                    (59,995,893)    (53,145,781)    (14,471,269)
Net sales (purchases) of short-term investments                                      8,314,267      (7,364,404)       (222,540)
Net sales of real estate                                                             1,564,389       1,062,798         688,483
Proceeds from sale of property and equipment                                           106,996          70,782          16,769
Purchases of property and equipment                                                   (106,110)     (1,023,317)        (88,231)
Proceeds from disposition of MPL business                                                   --       6,000,000              --
Investment in affiliate                                                                     --     (35,986,088)             --
Purchased cash from acquiring consolidated subsidiary                                       --       2,428,623              --
                                                                                 -------------   -------------   -------------
     Net cash provided by investing activities                                      31,394,791      37,647,456       9,372,070
                                                                                 -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank and other borrowings                                                (331,895)        (77,129)       (100,081)
Net increase in annuity and other policyholders' funds                                 306,179         166,476         743,459
Issuance of common stock                                                                94,500         350,000       3,000,000
                                                                                 -------------   -------------   -------------
     Net cash provided by financing activities                                          68,784         439,347       3,643,378
                                                                                 -------------   -------------   -------------
Effect of exchange rate changes on cash                                                (12,367)        (14,792)             --
                                                                                 -------------   -------------   -------------
         Net increase in cash and cash equivalents                                  20,593,251      22,929,036       8,022,356

Cash and cash equivalents, beginning of year                                        43,987,805      21,058,769      13,036,413
                                                                                 -------------   -------------   -------------
         Cash and cash equivalents, end of year                                  $  64,581,056   $  43,987,805   $  21,058,769
                                                                                 =============   =============   =============
Supplemental disclosure of cash flow information:
         Cash paid during the year for:
              Interest, net of amounts capitalized                               $          --   $       2,427   $      13,923
                                                                                 =============   =============   =============
              Federal income taxes (recovered) paid                              $  (1,546,045)  $   2,347,000   $     481,000
                                                                                 =============   =============   =============

               The accompanying notes are an integral part of the
                             financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     -------


1.       ORGANIZATION AND OPERATIONS:

         ORGANIZATION:

         PICO Holdings, Inc. and subsidiaries (the "Company") is predominately an insurance and investment company, specializing in life and health insurance, property and casualty insurance, portfolio investing and other services. As discussed in Note 3, Physicians Insurance Company of Ohio consummated a reverse merger transaction on November 20, 1996 with a wholly-owned subsidiary of Citation Insurance Group, with Physicians Insurance Company of Ohio being the accounting acquiror. Pursuant to the merger, each outstanding share of the Common Stock of Physicians Insurance Company of Ohio was converted into the right to receive
         5.0099 shares of Citation Insurance Group common stock. Upon the consummation of the merger, Citation Insurance Group changed its name to PICO Holdings, Inc., which is the continuing registrant.
         Any references to "the Company" herein as of dates or for periods prior to the merger, refer to Physicians Insurance Company of Ohio and its subsidiaries, which included Summit Global Management, Inc. prior to the consummation of the merger. The Company's principal subsidiaries and investee carried on the equity basis as of December 31, 1996 are as follows:

         WHOLLY OWNED SUBSIDIARIES (DIRECT AND INDIRECT):

         - Physicians Insurance Company of Ohio ("Physicians"), which owns the following subsidiaries:

                  -        The Professionals Insurance Company ("PRO")

                  - Physicians Investment Company ("PIC"), (100%, 100% and 97% owned in 1996, 1995 and 1994, respectively), which owns American Physicians Life Insurance Company ("APL"), which owns Living Benefit Administrators Agency, Inc.

                  -        Sequoia Insurance Company ("Sequoia")

                  -        Raven Development Company ("Raven")

                  -        CLM Insurance Agency, Inc.

         - Citation Insurance Company ("CIC"), which owns Citation National Insurance Company ("CNIC")

         -        Summit Global Management, Inc. ("SGM")

         MAJORITY-OWNED SUBSIDIARY:

         Stonebridge Partners AG ("Stonebridge") is 76% owned by the Company. In October 1995, the Company formed Stonebridge, a corporation in Zurich, Switzerland. Stonebridge is a distributor of investment products and fund management services to institutions and insurance companies in Europe. Operating results for the year ended December 31, 1996 and for the period October 1995 through December 1995 were comprised of certain operating and startup expenses.

         EQUITY INVESTMENT:

         Investments in entities in which the Company owns between 20 to 50% of the voting interest and has the ability to exercise significant influence and which are made for long term operating purposes, are accounted for on the equity method of accounting. The Company acquired an approximate 38% interest in Global Equity Corporation ("GEC") during 1995 and accounts for this investment under the equity method of accounting. The Company's share of net income or loss from GEC is translated from its foreign currency at average rates of exchange in effect during the year.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

         OPERATIONS:

         APL provides life and health insurance coverage in a number of states. Sequoia, acquired August 1, 1995, writes property and casualty insurance (primarily light commercial and multi-peril) in California (Note 3). CIC and its wholly-owned subsidiary, CNIC, were acquired November 20, 1996 through a reverse acquisition (Note 3). CIC writes workers' compensation and commercial property and casualty. Insurance in Arizona, California, Colorado, and Utah. However, as discussed in Notes 3 and 20, the Company entered into a Letter of Intent in January 1997 to sell the net assets related to CIC's workers' compensation business. Such net assets are reflected in the accompanying consolidated balance sheet as "Net Assets of Acquired Business Held for Sale." CNIC previously wrote commercial property and casualty insurance primarily in the state of California, but ceased writing new business effective December 1994. For the years ended December 31, 1996 and 1995, approximately 89% and 95%, respectively, of CIC's direct written premiums were in California. Consequently, CIC's and Sequoia's operating results are expected to be largely dependent on their ability to write profitable insurance in California.

         SGM offers investment management services, primarily to its affiliates. GEC provides investment banking and other services, operating primarily in Canada, the United States, Asia, Europe, and the Caribbean. At times, GEC may come to hold securities of companies for which no market exists or which may be subject to restrictions on resale. As a result, a portion of GEC's assets may not be liquid. Furthermore, as a result of its global diversification with respect to existing investments, GEC's revenues may be adversely affected by economic, political and governmental conditions in countries where it maintains investments or operations, such as volatile interest rates or inflation, the imposition of exchange controls which could restrict or prohibit GEC's ability to withdraw funds, political instability and fluctuations in currency exchange rates.

         Prior to selling its book of medical malpractice business in 1995, Physicians engaged in providing medical professional liability coverage to physicians, surgeons, dentists and nurses, primarily in the state of Ohio. On August 28, 1995, Physicians entered into an agreement with Mutual Assurance, Inc. ("Mutual") pursuant to which Physicians sold its recurring medical professional liability insurance ("MPL") business and that of its wholly owned subsidiary, PRO, to Mutual. Physicians and PRO still hold MPL unpaid losses and loss adjustment expense liabilities that are being settled.

         As discussed in Note 10, approximately 19% and 40% of the Company's common stock was owned by Guinness Peat Group plc as of December 31, 1996 and 1995, respectively. In addition, GEC and CIC own approximately 13% and 1%, respectively, of the Company's common stock as of December 31, 1996. The Company's common stock owned by GEC and CIC has been accounted for as treasury stock in the Company's consolidated financial statements.

2.       SIGNIFICANT ACCOUNTING PRINCIPLES:

         The following is a description of the significant accounting policies and practices followed in the preparation of the Company's consolidated financial statements:

         PRINCIPLES OF CONSOLIDATION:

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (Note 1). All significant intercompany accounts and transactions have been eliminated in consolidation.

         BASIS OF PRESENTATION:

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

         INVESTMENTS:

         Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments in available for sale securities are recorded at estimated fair value. Unrealized holding gains and losses on investments classified as available-for-sale, net of the adjustment to deferred policy acquisition costs and deferred income taxes, are excluded from earnings and are reported as a separate component of shareholders' equity. Upon the adoption of SFAS No. 115 effective January 1, 1994, the Company classified its entire portfolio of debt and equity securities as available for sale and reported the cumulative effect of this accounting change, represented by the unrealized appreciation on available-for-sale securities of $7,419,901, net of adjustment to deferred policy acquisition costs of $635,756 and deferred taxes of $497,091, as an increase in shareholders' equity. The Company's entire portfolio of debt and equity securities as of December 31, 1996 and 1995 has been designated as available-for-sale.

         The estimated fair value of fixed maturity and equity securities other than those carried at equity is based upon quoted market prices or dealer quotes for comparable securities. In addition, the Company owns certain warrants to purchase the common stock of a publicly traded company. The estimated fair value of such warrants is their intrinsic value based on the quoted market price of the underlying common stock of the investee company.

         A decline in the market value of any available for sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. There were no such declines in 1996, 1995, or 1994.

         Investment income includes amortization of premium and accretion of discount on the level yield method relating to bonds acquired at other than par value. Realized investment gains and losses are included in income and are determined on the identified certificate basis and are recorded on a trade date basis.

         Short-term investments, which consist of certificates of deposit with an original maturity of greater than three months, are stated at cost, which approximates fair value.

         Real estate represents costs incurred in connection with certain land development projects and commercial real estate held for resale. Indirect costs associated with the land development projects, including interest, are capitalized as part of real estate costs. Selling, general and administrative expenses related to development projects are expensed as incurred.

         CASH EQUIVALENTS:

         The Company and its subsidiaries consider highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         PROPERTY AND EQUIPMENT:

         Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated lives of the assets ranging from 5 to 45 years.

         Maintenance, repairs and minor renewals are charged to expense as incurred, while significant renewals and betterments are capitalized.

         The cost and related accumulated depreciation of assets sold are removed from the related accounts, and the resulting gains or losses are reflected in operations.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

         DEFERRED ACQUISITION COSTS:

         Certain costs of acquiring new insurance business, net of reinsurance ceding commissions, are deferred and amortized over the terms of the policy for property and liability insurance and over the average lives of investment and universal life-type contracts, based on the present value of the estimated gross profit amounts expected to be realized over the lives of the contracts, and over the premium paying periods of ordinary and group life insurance contracts. Future investment income has been taken into considered in determining the recoverability of such costs.

         GOODWILL:

         Goodwill represents the difference between the purchase price and the fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Both positive and negative goodwill are amortized on a straight-line basis over a period of 10 years. There was negative goodwill (i.e., excess of fair value of assets acquired over purchase price) as of December 31, 1996 resulting from the acquisition of Citation Insurance Group in November 1996 (Note 3).

         The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of positive goodwill. Positive goodwill is included in "Other Assets" in the accompanying consolidated balance sheets. Impairment of positive goodwill is triggered when the estimated future undiscounted cash flows (excluding interest charges) do not exceed the carrying amount of the positive goodwill. If the events or circumstances indicate that the remaining balance of the positive goodwill may be permanently impaired, such potential impairment will be measured based upon the difference between the carrying amount of the positive goodwill and the fair value of such assets determined using the estimated future discounted cash flows (excluding interest charges) generated from the use and ultimate disposition of the respective acquired entity.

         REINSURANCE:

         The Company records all reinsurance assets and liabilities on the gross basis, including amounts due from reinsurers and amounts paid to reinsurers relating to the unexpired portion of reinsured contracts (prepaid reinsurance premiums).

         UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES:

         As more fully described in Note 12, reserves for MPL and property and casualty unpaid losses and loss adjustment expenses include amounts determined on the basis of actuarial estimates of ultimate claim settlements, which include estimates of individual reported claims and estimates of incurred but not reported claims. The methods of making such estimates and for establishing the resulting liabilities are continually reviewed and updated based on current circumstances, and any adjustments resulting therefrom are reflected in current operations. Reserves for MPL unpaid losses and loss adjustment expenses for medical professional liability claims have been adjusted to reflect the time value of money (discounting).

         FUTURE POLICY BENEFITS AND ANNUITY AND OTHER POLICYHOLDERS' FUNDS:

         Liabilities for future policy benefits have been calculated using the net level premium method based on actuarial assumptions as to anticipated mortality, withdrawals and interest rates ranging from 3.5% to 8%. Annuity and other policyholders' funds have been calculated based on contract-holders' contributions plus interest credited, less applicable contract charges.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

         RECOGNITION OF PREMIUM REVENUE:

         MPL and other property and casualty insurance premiums written are earned principally on a monthly pro rata basis over the life of the policy. The premiums applicable to the unexpired terms of the policies are included in unearned premiums.

         Amounts charged on universal life-type contracts that represent the cost of the insurance component of payments received are recognized as premium income when earned. Amounts assessed against universal life policyholder funds to compensate the Company for future services are reported in unearned premiums and are recognized in income using the same assumptions and factors used to amortize capitalized acquisition costs.

         Premiums on ordinary and group life contracts, including critical illness, are recognized when due, and premiums on accident and health contracts are recognized over the contract period. Unearned premiums have been principally calculated using the monthly pro rata method, resulting in the earning of premiums evenly over the terms of the policies

         INCOME TAXES:

         The Company's income tax expense includes deferred income taxes arising from temporary differences between the tax and financial reporting bases of assets and liabilities. The liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.

         In assessing the realization of deferred income taxes, the Company's management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible. If future income does not occur as expected, a deferred income tax valuation allowance may need to be established.

         EARNINGS PER SHARE:

         Primary net income per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the period with the average number of common stock equivalents outstanding calculated using the treasury stock method based on the average market price of the shares during the period. Fully diluted net income per share is computed on the same basis, except that, if it results in a more dilutive impact, the number of common stock equivalents related to stock options is based on the period-end market value of the shares instead of the average market value during the period. The weighted average number of shares outstanding for the years ended December 31, 1995 and 1994 used in the calculation of earnings per share have been recomputed to give effect to the stock exchange ratio utilized in connection with the reverse acquisition of Citation Insurance Group consummated on November 20, 1996 (Note 3).

         SEPARATE ACCOUNTS:

         Separate account assets and liabilities represent contract-holders' funds that have been segregated into accounts with specific investment objectives and are recorded at estimated fair market value based upon quoted market prices. The investment income and gains or losses of these accounts accrue directly to the contract-holders. The activity of the separate accounts is not reflected in the consolidated statements of operations and cash flows, except for the fees that the Company receives for administrative services.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

         TRANSLATION OF FOREIGN CURRENCY:

         Revenues and expenses of foreign operations are translated at average rates of exchange in effect during the year. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Unrealized exchange gains and losses arising on translation, net of applicable deferred income taxes, are reflected in shareholders' equity.

         USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of unpaid losses and loss adjustment expenses, future policy benefits, deferred policy acquisition costs, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 1996 and 1995, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

         RECLASSIFICATIONS:

         Certain amounts in the financial statements for prior periods have been reclassified to conform with the 1996 presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS:

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997, including interim periods. The Company does not believe that the adoption of SFAS No. 128 will have a material impact on the computation of its earnings per share in future periods.

3.       ACQUISITIONS:

         On November 20, 1996, Physicians consummated a transaction (the "Merger") pursuant to which Citation Holdings, Inc. ("Holdings"), a wholly owned subsidiary of Citation Insurance Group ("CIG"), merged with and into Physicians pursuant to an Agreement and Plan of Reorganization dated as of May 1, 1996 with Physicians being the accounting acquiror. Pursuant to the Merger, each outstanding share of the common stock of Physicians was converted into the right to receive 5.0099 shares of CIG's common stock. CIG's other significant direct and indirect subsidiaries just prior to the merger were CIC and CNIC. Upon the consummation of the merger, CIG changed its name to PICO Holdings, Inc., which is the continuing registrant.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

         As a result of the Merger, the former shareholders of Physicians own approximately 80% of the outstanding common stock of the Company and control the Board of Directors of the Company. Accordingly, for accounting purposes, the merger has been treated as a recapitalization of Physicians with Physicians as the acquirer (i.e., a reverse acquisition). Therefore, the balance sheets as of December 31, 1995 and the statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995 represent the historical results of Physicians and its subsidiaries, which is the predecessor entity. Physicians' equity as of December 31, 1995 and the changes in its equity for the years ended December 31, 1995 and 1994 have been retroactively recapitalized for the equivalent number of shares of PICO Holdings, Inc.'s common stock received in the merger transaction. The difference between the par value of Physicians' and PICO Holdings, Inc.'s common stock has been added to additional paid-in capital.

         The Merger was accounted for under the purchase method of accounting. Financial results for the year ended December 31, 1996 include the operations of CIG as if the Merger had occurred on November 1, 1996. Financial activity for the period November 1, 1996 through November 20, 1996 was not significant.

         The allocation of the purchase price of CIG was as follows:

         Purchase Price

      Value of CIG approximately 6,381,000 shares exchanged                $ 23,231,667
      Acquisition costs                                                         979,000
      Value of CIG options assumed                                               83,625
                                                                           ------------
                                                                           $ 24,294,292
                                                                           ============
Allocation of Purchase Price
      Historic CIG shareholders' equity                                    $ 34,060,405
      Adjust assets and liabilities:
          Write down of workers' compensation net assets held for sale       (2,864,092)
          Write down of property and equipment                                 (820,500)
          Deferred income taxes                                               2,410,280
          Integration liability                                              (1,368,000)
          Other                                                                (830,717)
          Excess of fair value of net assets acquired over purchase price    (6,293,084)
                                                                           ------------
                                                                           $ 24,294,292
                                                                           ============

         The excess of the fair value of the net assets acquired over the purchase price of such net assets (negative goodwill) is being amortized over a 10 year period using the straight-line method. As discussed in Note 20, the Company entered into a Letter of Intent in January 1997 to sell the net assets related to CIC's workers' compensation operations. The sale of the net assets related to CIC's workers' compensation operations is expected to be completed in the second quarter of 1997.

         The FASB's Emerging Issues Task Force Abstract 87-11 "Allocation of Purchase Price to Assets to be Sold" ("EITF 87-11") provides guidance on the accounting for the purchase price allocation to components of acquired businesses expected to be sold within one year of the acquisition date. The guidance in EITF 87-11 states the following:

         - expected cash flows from the operations of the net assets of acquired entities that are expected to be sold within one year of the date of acquisition should be considered in the purchase price allocation, and

         - earnings or losses relating to the operation of the net assets to be sold should not affect earnings or losses of the acquiring company during the holding period (i.e., the date of acquisition to the date of sale).

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

         The Company has accounted for the allocation of the purchase price and the net assets of CIC's workers' compensation line of business in accordance with the EITF 87-11 guidance stated above. Accordingly, the net assets related to CIC's workers' compensation line of business as of December 31, 1996 have been reflected on a single line item in the accompanying balance sheet as Net Assets of Acquired Business Held for Sale. The fair value assigned to such net assets was based upon management's estimate of the proceeds from the sale of CIC's workers' compensation line of business of approximately $7.7 million less the estimated loss from operations for such line of business during the expected holding period of November 1996 through April 1997 of approximately $0.5 million.

         The pre-tax loss from operations related to CIC's workers' compensation line of business excluded from the Company's statement of operations from November 21, 1996 to December 31, 1996 was approximately $101,000.

         The difference between the carrying amount of the net assets of CIC's workers compensation line of business at the date of sale and the actual proceeds from such sale will result in a reallocation of the purchase price of CIG.

         On August 1, 1995, the Company acquired from Sydney Reinsurance Corporation ("SRC") all the outstanding stock of SRC's wholly owned subsidiary, Sequoia, a property and casualty insurance company. The acquisition price of $1,350,000 was paid in cash August 1, 1995. Approximately $350,000 was paid to acquire Sequoia's fixed assets, while the remaining $1,000,000 was used in the purchase of intangible assets and goodwill. These intangible assets are being amortized over a 10-year period using the straight-line method. The Company used available working capital to make the purchase. All policy and claims liabilities of Sequoia prior to closing are the responsibility of SRC and have been unconditionally and irrevocably guaranteed by QBE Insurance Group Limited ("QBE"), a publicly-held corporation based in Sydney, Australia, of which SRC indirectly is a wholly-owned subsidiary. Sequoia's operating results are included in the consolidated statements of operations for the year ended December 31, 1996 and for the period August 1, 1995 to December 31, 1995.

         The Company is required to maintain a minimum surplus in Sequoia of $7.5 million and, through a management agreement, will supervise the run-off of SRC's liabilities. As part of the management agreement, Sequoia will be reimbursed $4.8 million in management fees by the seller for processing the run off of claims and policy receivables and servicing the business existing prior to closing. This management fee is to be received from SRC over a three-year period and is recognized based on the percentage of completion method based on total anticipated claims. Approximately $1.7 million and $1.6 million have been recognized as management fee income and for the year ended December 31, 1996 and for the period August 1, 1995 through December 31, 1995, respectively.

         The following unaudited pro forma information presents (i) a summary of consolidated results of operations of the Company and CIG and its subsidiaries for the years ended December 31, 1996 and 1995 as if the acquisition of CIG and its subsidiaries occurred at the beginning of 1995, with proforma adjustments to give effect to the amortization of goodwill and the accounting for CIC's workers' compensation line of business held for sale in accordance with EITF 87-11, as discussed above (in thousands, except per share data) and (ii) a summary of consolidated results of operations of the Company and Sequoia for the years ended December 31, 1995 and 1994 as if the acquisition of Sequoia had occurred at the beginning of 1994, with pro forma adjustments to give effect to the amortization of goodwill and related income tax effects (in thousands, except per share data):

                                                    (Unaudited)
                                  1996                  1995                1994
                                 --------          -------------          --------
                                                       Total

Total revenues                   $133,539             $118,658            $ 88,337
Income before income taxes         35,572                8,588              17,917
Net income                         16,564               16,076              13,347
Net income per share             $   0.61             $   0.62            $   0.55

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

         These unaudited pro forma results have been prepared for comparative purposes and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on January 1, 1995 and 1994 or of future results of operations of the consolidated entities.

         On September 5, 1995, Physicians purchased 38.2% of the outstanding common shares of GEC for $34.4 million. Approximately $33.5 million was paid to acquire the net assets, while the remaining $887,000 was allocated to goodwill. The goodwill is being amortized over a 10-year period using the straight-line method. Physicians used available working capital to make the purchase. GEC is a publicly-held corporation and is listed on the Toronto Stock Exchange and The Montreal Exchange under the symbol "GEQ". The Chairman of the Board of Directors ("Chairman") and the Chief Executive Officer ("CEO") of the Company are the Chairman and CEO of GEC, respectively.

         The Company carries its investment in GEC using the equity method of accounting. The consolidated statements of operations of the Company for the years ended December 31, 1996 and December 31, 1995 include the Company's 38.2% share of GEC's net income (loss) for the year ended December 31, 1996, and from October 1, 1995 to December 31, 1995, respectively.

4.       INVESTMENTS:

         At December 31, the cost (amortized cost for fixed maturities) and estimated fair value of investments are as follows:

                                               Gross          Gross          Estimated
                                             Unrealized     Unrealized         Fair
1996:                             Cost         Gains          Losses          Value
                              ------------  ------------   -------------   ------------
Available for sale
  Fixed maturities:
  U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies             $ 74,508,884  $    319,041   $    (439,085)  $ 74,388,840

  Corporate securities         108,858,788     1,191,257        (369,254)   109,680,791

  Mortgage-backed and
     other securities           25,212,464       100,847         (50,326)    25,262,985
                              ------------  ------------   -------------   ------------
                               208,580,136     1,611,145        (858,665)   209,332,616
Equity securities               61,688,546    19,907,520      (2,061,454)    79,534,612
                              ------------  ------------   -------------   ------------

          Total               $270,268,682  $ 21,518,665   $  (2,920,119)  $288,867,228
                              ============  ============   =============   ============

         Fixed maturity investments with an estimated fair value of $52,467,790 have been classified as net assets of acquired business held for sale.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                                               Gross          Gross        Estimated
                                             Unrealized     Unrealized       Fair
1995:                             Cost         Gains          Losses         Value
                              ------------  ------------   ------------   ------------
Available for sale
  Fixed maturities:
  U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies             $ 32,171,232  $    401,798   $   (389,695)  $ 32,183,335

  Corporate securities          29,729,110       323,160        (65,207)    29,987,063

Mortgage-backed and
    other securities            19,426,148        37,870        (60,837)    19,403,181
                              ------------  ------------   ------------   ------------
                                81,326,490       762,828       (515,739)    81,573,579

Equity securities               63,945,369    37,051,426     (1,139,500)    99,857,295
                              ------------  ------------   ------------   ------------
          Total               $145,271,859  $ 37,814,254   $ (1,655,239)  $181,430,874
                              ============  ============   ============   ============

         Equity securities include certain warrants to purchase the common stock of a publicly traded company. The estimated fair value of such warrants is their intrinsic value based on the quoted market price of the underlying common stock of the investee company. The estimated fair value and cost of such warrants were $14,530,957 and $240,000, respectively, as of December 31, 1996 and $4,737,500 and $240,000, respectively, as of December 31, 1995.

         The amortized cost and estimated fair value of investments in fixed maturities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Amortized     Estimated
                                                          Cost        Fair Value
                                                         -------        -------
       Due in one year or less                        $ 59,821,218   $ 60,629,665
       Due after one year through five years            78,186,033     78,843,065
       Due after five years through ten years           34,464,117     33,606,303
       Due after ten years                              10,896,304     10,990,598
       Mortgage-backed and other securities             25,212,464     25,262,985
                                                      ------------   ------------
                                                      $208,580,136   $209,332,616
                                                      ============   ============

         Investment income is summarized as follows for the years ended December 31, 1996, 1995, and 1994:

                                       1996            1995            1994
                                   ------------    ------------    ------------
Investment income from:
   Available for sale:
        Fixed maturities           $  6,323,707    $  8,829,957    $ 15,152,173
        Equity securities             1,860,232         607,429          60,372
   Short-term investments
        and other                     4,123,532       4,112,255         595,079
                                   ------------    ------------    ------------
    Total investment income          12,307,471      13,549,641      15,807,624
Investment expenses                    (824,605)       (378,017)       (430,629)
                                   ------------    ------------    ------------
    Net investment income          $ 11,482,866    $ 13,171,624    $ 15,376,995
                                   ============    ============    ============

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

         All available-for-sale investments were income-producing in the last 12 months except for nine equity securities with a carrying amount totaling approximately $6,138,568.

         Pre tax net realized gains (losses) on investments were as follows for each of the years ended December 31:

                                         1996           1995           1994
                                     ------------   ------------   ------------
Gross realized gains:
   Available for sale:
     Fixed maturities                $     70,019   $  1,023,621   $    826,744
     Equity securities                 31,326,294      6,241,593        222,350
                                     ------------   ------------   ------------
        Total gains                    31,396,313      7,265,214      1,049,094
                                     ------------   ------------   ------------
Gross realized losses:
   Available for sale:
     Fixed maturities                    (292,612)    (1,836,582)       (72,563)
     Equity securities                   (153,838)      (286,357)       (75,228)
                                     ------------   ------------   ------------
        Total losses                     (446,450)    (2,122,939)      (147,791)
                                     ------------   ------------   ------------
        Net realized gains           $ 30,949,863   $  5,142,275   $    901,303
                                     ============   ============   ============

         Approximately $29.5 million of the total gross realized gains for the year ended December 31, 1996 were generated from the sale of the Company's investment in Fairfield Communities, Inc. in November 1996.

         At December 31, 1996, the following available-for-sale securities exceeded 10% of shareholders' equity of the Company:

                                                           Estimated Fair Value
Equity securities:
   Resource America, Inc., warrants                            $14,530,957
                                                               -----------
                                                               $14,530,957
                                                               ===========

         In addition, Resource America, Inc., has guaranteed certain mortgage notes held by APL with a carrying amount of $8,000,000 as of December 31, 1996.

5.       INVESTMENT IN AFFILIATE:

         The following information presents a summary of the financial position of GEC as of December 31, 1996 and 1995 along with the results of operations for the year ended December 31, 1996 and the three month period ended December 31, 1995.

                                                        1996           1995
                                                        ----           ----
            Total assets                           $ 121,897,000  $ 121,749,000
            Total liabilities                         11,880,000     15,261,000
            Minority interest                         22,724,000     22,429,000
            Shareholders' equity                      87,293,000     84,059,000
            Total revenue                             22,051,000      6,685,000
            Income (loss) before income taxes          4,997,000       (340,000)
            Net income (loss)                          2,653,000     (1,204,000)

         The Company's ownership interest in PC Quote and Nooney Realty equity securities exceeded 20% of the total equity ownership interest of those companies as of December 31, 1996. However, these investments are carried at estimated fair value as opposed to on the equity basis as the investment was not made for long-term operating purposes.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

6.       PREMIUMS AND OTHER RECEIVABLES:

         Premiums and other receivables consisted of the following at December
         31:

                                                      1996             1995
                                                  ------------     ------------
Agents' balances and unbilled premiums            $ 14,993,199     $ 10,871,700
Other accounts receivable                                   --          133,456
                                                  ------------     ------------
                                                    14,993,199       11,005,156
Allowance for doubtful accounts                       (116,917)         (78,000)
                                                  ------------     ------------
                                                  $ 14,876,282     $ 10,927,156
                                                  ============     ============

7.       FEDERAL INCOME TAX:

         The Company and its U.S. subsidiaries file a consolidated life/nonlife federal income tax return. Non-U.S. subsidiaries file tax returns in various foreign countries.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                       1996            1995
                                                   ------------    ------------
Deferred tax assets:
   Net operating loss carryforwards                $  6,719,612              --
   Loss reserves                                     19,018,582    $ 16,109,534
   Future policy benefits                               798,894         749,342
   Unearned premium reserves                          2,011,642       2,986,855
   Alternative minimum tax credits                           --         661,265
   Deferred gain on retroactive reinsurance           1,140,839       1,190,185
   Integration liability                                527,341              --
   Other, net                                         1,154,432         636,858
                                                   ------------    ------------
       Total deferred tax assets                     31,371,342      22,334,039
Deferred tax liabilities:
   Reinsurance receivables                           10,325,734      10,701,283
   Prepaid reinsurance                                       --       1,921,446
   Deferred policy acquisition costs                  2,563,812       1,086,584
   Unrealized appreciation on securities              6,060,413      12,274,933
   Accretion of bond discount                           106,529          40,291
   Depreciation                                          24,932         483,963
                                                   ------------    ------------
       Total deferred tax liabilities                19,081,420      26,508,500
                                                   ------------    ------------
   Net deferred tax assets (liabilities)
      before valuation allowance                     12,289,922      (4,174,461)
   Less valuation allowance                          (6,664,000)             --
                                                   ------------    ------------
       Net deferred tax assets (liabilities)       $  5,625,922    $ (4,174,461)
                                                   ============    ============

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

         At December 31, 1994 and prior, the Company had recorded a valuation allowance for nearly all its net deferred tax assets, as management believed the realizability of the net deferred tax assets did not exceed the "more likely than not" criteria required by SFAS No. 109. During 1995, because of the significant increase in the net unrealized appreciation in the Company's available-for-sale securities, the Company reconsidered its need for a valuation allowance for its net deferred tax assets. The Company reduced its valuation allowance, resulting in a decrease in deferred federal income tax expense of approximately $9.4 million. The deferred tax asset valuation allowance as of December 31, 1996 relates to the net operating loss carryforwards (NOL's) of CIG and Sequoia. Such NOL's are subject to the separate return limitation year rules and, therefore, can only be used to offset the respective future taxable income generated by CIG and Sequoia. Given management's uncertainty as to the ability of CIG and Sequoia to generate sufficient future taxable income to utilize such NOL's, they do not currently believe that it is more likely than not that the deferred tax asset related to such NOL's will be realized. Net deferred tax assets, the recorded valuation allowance and federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by changes in circumstances that would influence management's conclusions as to the ultimate realizability of deferred tax assets.

         At December 31, income tax expense (benefit) consists of the following:

                                       1996            1995            1994
                                   ------------    ------------    ------------
Current                            $ 11,668,654    $    220,092    $    486,000
Deferred                              1,990,334      (7,891,246)        (34,119)
                                   ------------    ------------    ------------
                                   $ 13,658,988    $ (7,671,154)   $    451,881
                                   ============    ============    ============

         The difference between income taxes provided at the Company's effective tax rate and federal statutory rate is as follows:

                                             1996           1995           1994
                                         ------------   ------------   ------------
Federal income tax at statutory rate     $ 13,292,650   $  2,720,619   $  6,556,155
Small life company deduction                 (608,949)      (134,073)      (573,715)
Change in the valuation allowance             (53,323)    (9,408,371)    (5,317,367)
Other                                       1,028,610       (849,329)      (213,192)
                                         ------------   ------------   ------------
   Federal income tax expense (benefit)  $ 13,658,988   $ (7,671,154)  $    451,881
                                         ============   ============   ============

         The aggregate NOL's of approximately $19,760,000 expire between 1999 and 2010. There is an annual limitation on the NOL's of approximately $1,400,000.

8.       PROPERTY AND EQUIPMENT:

         The major classifications of property and equipment at December 31 are as follows:

                                                      1996             1995
                                                  ------------     ------------
Land                                              $    500,016     $    500,016
Home office                                          4,841,059        4,841,059
Office furniture, fixtures and equipment             4,361,510        5,869,013
Building and leasehold improvements                    678,223          529,732
                                                  ------------     ------------
                                                    10,380,808       11,739,820
Accumulated depreciation                            (5,663,442)      (6,201,472)
                                                  ------------     ------------
    Net book value                                $  4,717,366     $  5,538,348
                                                  ============     ============

         Depreciation expense was $751,000, $589,000, and $688,000 in 1996,
         1995, and 1994 respectively.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

9.       DEFERRED POLICY ACQUISITION COSTS:

         Changes in deferred policy acquisition costs are as follows:

                                            1996          1995           1994
                                         -----------   -----------   -----------
Balance, January 1                       $ 2,894,644   $ 2,812,936   $ 3,427,425
   Additions:
     Commissions                           4,158,421     3,303,513     1,803,173
     Other                                 1,860,247       582,763       437,181
     Acquired in merger                    1,593,930            --            --
     Ceding commissions                     (397,698)     (864,432)   (2,207,193)
                                         -----------   -----------   -----------
        Deferral of expense                7,214,900     3,021,844        33,161
                                         -----------   -----------   -----------
   Adjustment for expected
     gross profits on
     investment and universal
     life-type contracts resulting from
          SFAS 115 mark-to-market             17,556      (544,163)      487,892
   Adjustment for premium
     deficiency                                   --    (1,305,099)           --
   Amortization to expense                (2,205,530)   (1,090,874)   (1,135,542)
                                         -----------   -----------   -----------
Balance, December 31                     $ 7,921,570   $ 2,894,644   $ 2,812,936
                                         ===========   ===========   ===========

10. SHAREHOLDERS' EQUITY (ALL SHARE AMOUNTS HAVE BEEN RESTATED TO GIVE EFFECT TO THE STOCK EXCHANGE RATIO UTILIZED IN CONNECTION WITH THE REVERSE ACQUISITION OF CIG (NOTE 3)):

         In December 1993, the Company issued 7,156,997 common shares (adjusted for the merger exchange rate) to Guinness Peat Group plc for $5,000,000. In accordance with their original stock purchase agreement, Guinness Peat Group plc was entitled to purchase additional common shares at a price based upon the average closing bid price of the stock for a period prior to the date of notice of intent to buy up to an aggregate purchase price of $5,000,000. In June 1994, the Company issued 3,164,147 common shares (adjusted for the merger exchange rate) to Guinness Peat Group plc for $3,000,000, increasing their ownership to approximately 40%. At December 31, 1996 and 1995, Guinness Peat Group plc was entitled to purchase additional common shares up to an aggregate purchase price of $2,000,000.

         On May 9, 1996, the Company, Guinness Peat Group plc ("GPG"), and GEC entered into an agreement whereby GPG agreed to sell 4,258,415 common shares (adjusted for the merger exchange rate) of the Company's common stock to GEC in two blocks, subject to regulatory approval, at an average price of approximately US $3.60 per share. GPG agreed to sell the shares to GEC at a discount to market due to their status as restricted stock and in consideration of the quantity of shares to be purchased. On May 13, and June 4, 1996 GEC purchased the shares. Prior to these transactions, GPG owned approximately 40% of the Company's common stock. Following these transactions, GPG and GEC owned approximately 23% and 16% of the Company's common stock, respectively. GPG and GEC owned approximately 19% and 13%, respectively, of the Company's common stock subsequent to the merger with CIG in November 1996. The shares of the Company owned by GEC have been accounted for as treasury shares as of December 31, 1996 in the Company's consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

         In connection with the merger, PICO Holdings, Inc. Board of Directors adopted a Stockholders' Rights Plan and, pursuant to such Plan, declared a dividend on its common stock of one right (a "Right") for each share of common stock outstanding. Upon the occurrence of certain events, each Right becomes exercisable to purchase 1/100 of a share of Series A Junior Participating Cumulative Preferred Stock at an initial price of $35.00. The Rights expire on July 22, 2001 and prior to the occurrence of certain events, may be redeemed at a price of $.01 per Right. Of the Company's 2,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Series A Junior Participating cumulative Preferred Stock. Each share of Series A Junior Participating Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the stockholders of the Company.

         In connection with the merger, CIG's existing Employee Stock Ownership Plan was adopted. Such plan covers substantially all of the employees of the Company and its subsidiaries. Contributions are made to the plan at the discretion of the Board of Directors. No contributions were made to the plan in 1996.

         The Company sponsors various stock-based incentive compensation plans (the "Plans"). The Company applies APB Opinion 25 and related interpretations in accounting for the Plans and, therefore, does not recognize any compensation cost related to such plans. In 1995, the FASB issued SFAS Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures of the impact on the Company's net income and earnings per share for the years ended December 31, 1996 and 1995 as if the Company adopted the cost recognition provisions of SFAS 123 are presented below.

         Under the Plans, Physicians is authorized to issue 2,955,148 shares of Common Stock pursuant to awards granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based awards to full-time employees (including officers) and directors. The total options available for future grants as of December 31, 1996 were 70,377. The Company granted stock options in 1996 and 1995 under the Plans in the form of incentive stock options and non-qualified stock options. In conjunction with the Merger, the Company assumed all of Physicians' options outstanding. The exercise price of all options granted was equal to the fair market value of the Company's common stock at the date of grant.

         The Company granted stock options in 1996 and 1995 to employees and directors. The stock options granted in 1996 and 1995 have terms of 10 years. The options granted to directors were vested immediately on the grant date. The options granted to employees vest either (I) at the rate of 25%, 33% or 50% per year on each of the first four, three or two year anniversaries of the date of grant, as applicable, or (ii) at a rate of 33% upon grant and 33% per year on each of the first two anniversaries of the date of grant. All options granted under the CIG plan became fully vested upon consummation of the merger.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

         A summary of the status of the Company's stock options as of December 31, 1996 and 1995 and the changes during the years then ended is presented below:

                                           1996                   1995
                                  --------------------  ------------------------
                                              Weighted                Weighted
                                  # Shares of  Average  # Shares of    Average
                                  Underlying  Exercise  Underlying    Exercise
                                    Options    Prices     Options      Prices
Outstanding at beginning of the
    Year                          2,580,095   $2.69     500,990       $     0.70
Granted                              70,138    2.69   2,580,095             2.69
Exercised                           (35,069)   2.69    (500,990)             .70
Canceled                            (70,138)   2.69          --               --
Options assumed in merger           214,480    4.49          --               --
Outstanding at end of year        2,759,506    2.83   2,580,095             2.69
Exercisable at end of year        2,495,651                            2,029,009
Weighted-average fair value
    of options granted during
    the year                      $    3.62           $    1.62

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996 and 1995, respectively: no dividend yield for all years; risk-free interest rates are different for each grant and range from 5.94% to 6.97%; the expected lives of options are estimated at 7 years; and a volatility of 50% for all grants.

         The following table summarizes information about stock options outstanding at December 31, 1996:

                                 Options Outstanding            Options Exercisable
                        ----------------------------------- -------------------------
                                      Weighted
                                       Average    Weighted
                           Number     Remaining   Average    Number       Weighted
   Range of              Outstanding  Contractual Exercise Exercisable    Average
Exercise Prices          at 12/13/96     Life      Price   at 12/31/96 Exercise Price
---------------          -----------     ----      -----   --------------------------
       $2.69 to $4.75      2,690,006       8.64       3.03  2,426,151       2.74
       $5.75 to $10.25        69,500       6.11       7.29     69,500       7.29
                           ---------                        ---------
       $2.69 to 10.25      2,759,506       8.57       2.83  2,495,651       2.86

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

         Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and net income per common share for 1996 and 1995 would approximate the pro forma amounts below:

                                                  December 31,     December 31,
                                                      1996             1995
                                                  ------------     ------------
Net income, as reported                           $ 24,320,011     $ 15,672,976
SFAS 123 charge                                     (1,954,185)      (1,005,921)
                                                  ------------     ------------
Pro forma net income                              $ 22,365,826     $ 14,667,055
                                                  ============     ============
Pro forma net income per common share             $        .82     $        .56
                                                  ============     ============

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995.

11.      REINSURANCE:

         In the normal course of business, the Company's insurance subsidiaries have entered into various reinsurance contracts with unrelated reinsurers. The Company's insurance subsidiaries participate in such agreements for the purpose of limiting their loss exposure and diversifying their business. Reinsurance contracts do not relieve the Company's insurance subsidiaries from their obligations to policyholders.

         All reinsurance assets and liabilities are shown on a gross basis in the accompanying consolidated financial statements. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Such amounts are included in "reinsurance receivables" in the consolidated balance sheets as follows:

                                                             1996          1995
                                                         ------------  ------------
Estimated reinsurance recoverable on:
Unpaid losses and loss  adjustment expense (net of
   discount of $3,259,190 and $3,770,779, respectively)  $ 89,493,139  $ 92,474,112
Future policy benefits                                      2,537,789     2,036,394
                                                         ------------  ------------
                                                           92,030,928    94,510,506
Other balances  receivable from reinsurers                  4,953,333     6,208,910
                                                         ------------  ------------
     Reinsurance receivables                             $ 96,984,261  $100,719,416
                                                         ============  ============

         Unsecured reinsurance risk is concentrated in the companies shown in the table below. The Company remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                          CONCENTRATION OF REINSURANCE
                                  (in millions)

                                         Unearned   Reported Unreported  Reinsurer
                                         Premiums     Claims     Claims   Balances
                                         --------     ------     ------   --------
Sydney Reinsurance Corporation                 --      $16.8      $16.2      $33.0
Kemper Reinsurance Company                     --      $ 4.2      $ 3.6      $ 7.8
Continental Casualty Company                $ 1.5      $ 0.3      $ 1.2      $ 3.0
San Francisco Reinsurance Company           $ 0.5      $ 0.2      $ 0.4      $ 1.1
TIG Reinsurance Group                          --      $ 4.2      $ 7.1      $11.3
Transatlantic Reinsurance Company              --         --      $ 9.0      $ 9.0
Cologne Reinsurance Company of America         --         --      $ 1.0      $ 1.0
Mutual Assurance, Inc.                         --      $ 1.3      $ 5.1      $ 6.4
General Reinsurance                         $ 0.1      $ 7.4      $ 1.2      $ 8.7

         As more fully described in Note 3, immediately prior to the sale of Sequoia to Physicians by SRC, Sequoia and SRC entered into a reinsurance treaty whereby all policy and claims liabilities of Sequoia prior to the date of purchase by the Company are the responsibility of SRC. Payment of these reinsurance liabilities has been unconditionally and irrevocably guaranteed by QBE.

         The Company entered into a reinsurance treaty in 1995 with Mutual in connection with the sale of Physicians' MPL business to Mutual. This treaty is a 100% quota share treaty covering all claims arising from policies issued or renewed with an effective date after July 15, 1995. At the same time, Physicians terminated two treaties entered into in 1994 and renewed in 1995. The first of these was a claims-made agreement under which Physicians' retention was $200,000, for both occurrence and claims-made insurance policies. Claims are covered up to $1 million. The second treaty reinsured claims above $1 million up to policy limits of $5 million on a trueoccurrence and claims-made basis, depending on the underlying insurance policy.

         In 1994, the Company entered into a retrospective reinsurance arrangement with respect to its MPL business. As a result, Physicians initially recorded a deferred gain on retroactive reinsurance of $3,445,123 in 1994. Deferred gains are being amortized into income over the expected payout of the underlying claims using the interest method. The unamortized gain as of December 31, 1996 and 1995 was $2,874,128 and $3,188,811, respectively.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

         The following is a summary of the net effect of reinsurance activity on the consolidated financial statements for 1996, 1995, and 1994:

                                                     1996             1995             1994
                                                 ------------     ------------     ------------
Direct premiums written                          $ 47,172,118     $ 38,896,155     $ 34,179,637
Reinsurance premiums assumed                          274,296          140,303            8,565
Reinsurance premiums ceded                         (8,418,267)     (13,332,228)     (18,174,791)
                                                 ------------     ------------     ------------
       Net premiums written                      $ 39,028,147     $ 25,704,230     $ 16,013,411
                                                 ============     ============     ============
Direct premiums earned                           $ 60,808,306     $ 31,931,286     $ 37,697,822
Reinsurance premiums assumed                          281,019          141,496           45,438
Reinsurance premiums ceded                        (20,857,534)     (10,661,286)     (13,795,106)
                                                 ------------     ------------     ------------
       Net premiums earned                       $ 40,231,791     $ 21,411,496     $ 23,948,154
                                                 ============     ============     ============
Losses and loss adjustment expenses incurred:
     Direct                                      $ 35,969,535     $ 47,057,111     $ 13,010,447
     Assumed                                           69,541           33,285       (2,764,335)
     Ceded                                        (17,458,446)     (27,305,248)      (9,991,964)
                                                 ------------     ------------     ------------
                                                 $ 18,580,630       19,785,148          254,148
     Effect of discounting on
     losses and loss adjustment
     expenses (Note 12)                             4,351,860        3,386,440       11,384,463
                                                 ------------     ------------     ------------
Net losses and loss adjustment
   expenses                                      $ 22,932,490     $ 23,171,588     $ 11,638,611
                                                 ============     ============     ============

12.      RESERVES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES:

         Reserves for unpaid losses and loss adjustment expenses on MPL and property and casualty business represent management's estimate of ultimate losses and loss adjustment expenses and fall within an actuarially determined range of reasonably expected ultimate unpaid losses and loss adjustment expenses.

         Reserves for unpaid losses and loss adjustment expenses are estimated based on both company-specific and industry experience, and assumptions and projections as to claims frequency, severity, and inflationary trends and settlement payments. Such estimates may vary significantly from the eventual outcome. In management's judgment, information currently available has been appropriately considered in estimating the loss reserves and reinsurance recoverable of the insurance subsidiaries.

         Physicians prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Ohio Department of Insurance ("ODI"). CIC, CNIC and Sequoia prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the California Department of Insurance. Prescribed statutory accounting practices include guidelines contained in various publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The ODI's prescribed accounting practices do not allow for discounting of claim liabilities. However, for the years ended December 31, 1996, 1995, and 1994, the ODI permitted Physicians to discount its losses and loss adjustment expenses related to its MPL claims to reflect investment income. Such permission was granted due primarily to the longer claims settlement period related to MPL business as compared to most other types of property and casualty insurance lines of business. Property and casualty insurance companies are permitted to discount claims liabilities under generally accepted accounting principles to the extent that the discounting of claims liabilities by such entities is prescribed or permitted by statutory accounting principles.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

         The method of discounting utilized by Physicians is based on historical payment patterns and assumes an interest rate at or below Physicians' investment yield, and is the same rate used for statutory reporting purposes. Prior to 1994, direct and assumed MPL loss reserves and reinsurance recoverables were discounted at a rate of 7.5% (an investment yield rate) for 1987 and prior accident years. Physicians used 5.5% for the 1988 accident year, 5% for the accident years 1989, 1990 and 1991, and 4% for the 1992 and 1993 accident years, which rates were agreed to between Physicians and the Ohio Department of Insurance. These rates represented a level somewhat below Physicians' investment yield rate as required by such agreement. During 1994, Physicians changed its accounting for the discount rate retroactively and lowered its discount rate to 4% for all accident years, including all prior accident years. Physicians considered this change in discount rate to be a change to a preferable rate, the maximum rate currently prescribed for discounting by the Ohio Department of Insurance. The cumulative effect of this change, as of January 1, 1994, was $4,109,941 and was charged to earnings in 1994. The carrying value of MPL reserves gross as to reinsurance was approximately $141.8 million, net of discounting of $15.5 million at December 31, 1996 and $167.3 million, net of discounting of $20.3 million at December 31, 1995.

         Activity in the reserve for unpaid claims and claim adjustment expenses for the year ended December 31 was as follows:

                                                           1996              1995               1994
                                                       -------------     -------------     -------------
Balance at January 1                                   $ 229,796,606     $ 180,691,044     $ 191,735,256
   Less reinsurance recoverables                         (92,474,112)      (26,335,327)      (11,020,783)
                                                       -------------     -------------     -------------
     Net balance at January 1                            137,322,494       154,355,717       180,714,473
                                                       -------------     -------------     -------------
Incurred loss and loss adjustment expenses
   for current accident year claims                       20,806,194        17,886,560        21,465,081
Incurred loss and loss adjustment expenses
      for prior accident year claims                      (2,609,907)         (335,958)      (19,616,968)
Retroactive reinsurance                                                     (2,422,308)       (7,556,845)
Provision for deferral of gain on retroactive
    reinsurance                                             (145,135)        2,115,011         6,934,113
Increase due to commutation of reinsurance treaties
Accretion of discount                                      4,881,338         5,928,283        10,413,230
                                                       -------------     -------------     -------------
   Total incurred                                         22,932,490        23,171,588        11,638,611
                                                       -------------     -------------     -------------
Net balances acquired in merger                           41,293,239                --                --
                                                       -------------     -------------     -------------
Effect of change in discount rate                                 --                --         4,109,941
                                                       -------------     -------------     -------------
Effect of retroactive reinsurance                            145,135        (2,115,011)       (6,934,113)
                                                       -------------     -------------     -------------
Payments for claims occurring during:
   Current accident year                                  (6,964,436)       (1,357,986)         (803,390)
   Prior accident years                                  (32,198,515)      (36,731,814)      (34,369,805)
                                                       -------------     -------------     -------------
     Total paid                                          (39,162,951)      (38,089,800)      (35,173,195)
                                                       -------------     -------------     -------------
Net balance at December 31                               162,530,407       137,322,494       154,355,717
Plus reinsurance recoverables                             89,493,139        92,474,112        26,335,327
                                                       -------------     -------------     -------------
Balance at December 31                                 $ 252,023,546     $ 229,796,606     $ 180,691,044
                                                       =============     =============     =============

         In 1996 and 1995, the lower accretion of discount compared to that of 1994 is due to the lower MPL reserves in 1996 and 1995 compared to 1994, and an additional $3.6 million of discount accretion added to 1994 as a result of large prior years' reserve reductions taken in 1994 due to favorable loss experience.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

13.      EMPLOYEE BENEFITS PLANS:

         Physicians, Sequoia, APL and Summit maintain a 401(k) defined contribution plan (the "Plan") covering substantially all employees. Physicians', Sequoia's, APL's and Summit's matching contributions to the Plan are based on a percentage of employee compensation, as well as amounts contributed by employees. During 1996, 1995, and 1994, Physicians', Sequoia's, APL's and Summit's expenses for contributions made to the Plan were $392,000, $207,000, and $154,000, respectively.

         Plan assets for the defined contribution plan are held by one of the Company's subsidiaries. Another subsidiary is responsible for management of the Plan's assets.

14.      REGULATORY MATTERS:

         The regulations of the Departments of Insurance in the states where the Company's insurance subsidiaries are domiciled generally restrict the ability of insurance companies to pay dividends or make other distributions. Based upon statutory financial statements filed with the insurance departments as of December 31, 1996, $8.6 million was available for distribution by the Company's wholly-owned insurance subsidiaries to the parent company without the prior approval of the Department of Insurance in the states in which the Company's insurance subsidiaries are domiciled, through December 29, 1997. The total eligible distributions in 1997 are approximately $21.8 million. See
         Note 20, "Subsequent Events". A dividend payment of $13,212,593 was made on December 30, 1996 from Physicians to PICO Holdings, Inc.

15.      COMMITMENTS AND CONTINGENCIES:

         The Company leases some of its offices under noncancellable operating leases which expire through February 2001. Total rental expense for the years ended December 31, 1996 and 1995 was $1,714,265 and $307,155,
         respectively. Future minimum rental payments required under the leases are as follows:

         Years Ending December 31, (in thousands)

         1997 .....................................................     $1,035
         1998 .....................................................        984
         1999 .....................................................      1,020
         2000 .....................................................      1,040
         2001 .....................................................        132
                                                                        ------
                                                                        $4,211

         The Company is subject to various litigation which arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

16.      RELATED-PARTY TRANSACTIONS:

         In 1994, the Company entered into a consulting agreement for a combined annual fee of $200,000 with two of its directors for consulting services related to the Company's investment activities, investment banking services and analysis of operations. Effective January 1, 1995, the Company revised the agreement with these directors to a combined annual fee of $300,000. Effective September 11, 1995, the previous agreements were terminated and the Company entered into consulting arrangements with the same two Directors for a three-year period at a combined fee of $300,000 annually for their services as officers of the Company related to analysis of the Company's operations, investment banking activities, and analysis and recommendation on the Company's investment portfolio. The Company paid a combined fee of $300,000, $305,000 and $200,000 to each of these two Directors for 1996, 1995 and 1994, respectively. In addition, the aforementioned directors were awarded a bonus of $450,000 each in 1996.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

         SGM is a Registered Investment Advisor providing investment advisory services to managed accounts including the Company's subsidiaries. Although dormant for several years, SGM commenced active operations on January 1, 1995. SGM's President and CEO has an option expiring December 31, 2004 to purchase 49% of SGM's common shares for a nominal amount. Two of the Company's directors were instrumental in establishing the operations of SGM and are entitled to receive 50% of the first $1,000,000 of profits attributed to Physicians' ownership of common stock. The compensation paid to each of those Directors under this arrangement was $0 and $0 in 1996 and 1995, respectively. Effective January 1, 1996, SGM entered into a contract to provide investment management services to Physicians, PRO, Sequoia, APL, and Separate Accounts A and B of APL.

         Effective September 11, 1995, the same two directors also entered into consulting contracts with a subsidiary of GEC. They are to render services in the areas of investment banking, investment portfolio analysis, and management and operational analysis. The compensation paid to each of those Directors under this arrangement was $150,000 and $45,445 in 1996 and 1995, respectively. Each was to receive $150,000 annually for rendering such services through September 11, 1998. These contracts were superseded by the January 1997 contracts described below.

         On September 26, 1995, the same two directors of the Company, who are also officers and directors of GEC, were granted options by GEC to purchase up to 1,549,833 shares of common stock of GEC at an exercise price of $2.50 (Canadian) per share, which was the closing market price of GEC shares on the Toronto Stock Exchange on the date of grant. Such options are immediately exercisable. In addition, on October 24, 1995, each was granted options by GEC to purchase an additional 950,167 shares of common stock of GEC at an exercise price of $2.45 (Canadian) per share. Such options do not become exercisable until the earlier to occur of (a) approval by the shareholders of GEC or (b) shares becoming available as a result of the cancellation of options held by other option holders.

         In January 1997, the consulting arrangements described above between two of the Company's directors and the Company, SGM, and GEC were terminated and were replaced with a single consulting arrangement between each of the directors, GEC and the Company. Under the new consulting arrangement, the Company's Board of Directors increased the annual base consulting fees for the two directors who perform consulting services related to investment activities, investment banking services and analysis of operations to $800,000 each beginning January 1, 1997. In addition, each is entitled to an incentive award based on the growth of the Company's book value during 1997, above a threshold rate of return. Physicians will be responsible for two-thirds of the consulting fee and GEC will be responsible for one-third.

17.      STATUTORY INFORMATION:

         The Company and its insurance subsidiaries are subject to regulation by the insurance departments of the states of domicile and other states in which the companies are licensed to operate and file financial statements using statutory accounting practices prescribed or permitted by the respective Departments of Insurance. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Physicians has received written approval from the Ohio Department of Insurance to discount its MPL unpaid loss and loss adjustment expense reserves, including related reinsurance recoverables using a 4% discount rate. Statutory practices vary in certain respects from generally accepted accounting principles. The principal variances are as follows:

         1) Certain assets are designated as "non-admitted assets" and charged to shareholders' equity for statutory accounting purposes (principally certain agents' balances and office furniture and equipment).

         2) Deferred policy acquisition costs are expensed for statutory accounting purposes.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

         3) Deferred federal income taxes are not recognized for statutory accounting purposes.

         4) Equity in net income of subsidiaries and affiliates is credited directly to shareholders' equity for statutory accounting purposes.

         5) Fixed maturity securities classified as available for sale are carried at amortized cost.

         6) Loss and loss adjustment expense reserves and unearned premiums are reported net of the impact of reinsurance for statutory accounting purposes.

         The Company and its wholly owned insurance subsidiaries' net income
         (loss) for the years ended December 31, 1996, 1995 and 1994 and policyholders' surplus as of December 31, 1996, 1995, and 1994 on the statutory accounting basis are as follows:

                                            1996              1995             1994
                                         ------------     ------------     ------------
Physicians Insurance Company of Ohio:
      Statutory net income               $ 12,807,610     $ 13,212,594     $ 11,870,620
      Policyholders' surplus                69,464,034       83,380,498       44,517,831

The Professionals Insurance Company:
      Statutory net income               $  1,330,733     $    403,378     $  4,716,477
      Policyholders' surplus                 7,684,701        6,024,645        9,649,826

American Physicians Life Insurance:
      Statutory net income               $  2,709,570     $    731,813     $  2,548,619
      Policyholders' surplus               11,809,784        9,658,540        8,975,713

Sequoia Insurance Company*
      Statutory net income               $   (982,953)    $ (3,319,089)              --
      Policyholders' surplus               14,445,550       10,254,113               --

Citation Insurance Company**
      Statutory net income               $ (3,069,661)              --               --
      Policyholders' surplus               25,596,903               --               --

Citation National Insurance Company**
      Statutory net income               $    498,168               --               --
      Policyholders' surplus                4,483,111               --               --

         * Purchased August 1, 1995
         ** Purchased November 20, 1996

         Certain insurance subsidiaries are owned by other insurance subsidiaries. In the table above, investments in such subsidiary-owned insurance companies are reflected in statutory surplus of both the parent and subsidiary-owned insurance company. As a result, at December 31, 1996, 1995, and 1994, statutory surplus of approximately $38,423,146, $25,937,298 and $18,625,539, respectively, is reflected in both the parent and subsidiary-owned insurance companies.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

18.      SEGMENT REPORTING:

         The Company's operations are organized into four principal segments: portfolio investing, life and health insurance, MPL insurance (see Note
         1), and property & casualty insurance. Other operations include the Company's real estate development and other activities.

         At December 31, the principal industry segments are as follows (in thousands):

                                                                Property
                                  Portfolio    Life and           and
1996:                           Investing (A)   Health          Casualty         MPL           Other        Consolidated
-----                           -------------   ------          --------         ---           -----        ------------
Revenues                        $  26,994      $   9,032      $  35,280       $  12,244      $   2,218       $  85,768
Income before income taxes         23,310          4,002          3,307           8,469         (1,109)         37,979
Identifiable assets                56,264         68,746        204,124         151,341          9,950         490,425
Depreciation and
   amortization                       447             27          1,315              --             11           1,800
Capital expenditures                   55             --             51              --             --             106

1995:
Revenues                        $   8,021      $   6,756      $   2,485       $  29,049      $   1,634       $  47,945
Income before income taxes          5,349            859         (3,722)          6,026           (510)          8,002
Identifiable assets                57,800         68,302        100,978         193,133          1,603         421,816
Depreciation and
   amortization                     2,622            343            139              --              4           3,108
Capital expenditures                  267             --            720              --             36           1,023

1994:
Revenues                        $   2,016      $   8,208             --       $  30,439      $   1,619       $  42,282
Income before income taxes
   and cumulative change
    in discount rate                  118          2,902             --          16,263             --          19,283
Identifiable assets                25,603         62,383             --         206,219          2,958         297,163
Depreciation and
    amortization                    2,074            290             --              --             18           2,382
Capital expenditures                   88             --             --              --             --              88

         (A) Portfolio investing identifiable assets include certain investments held by one of the Company's regulated insurance subsidiaries which is no longer writing new business. Management believes that this component of the insurance subsidiary's assets is in excess of the amount of the subsidiary's assets that will be required to settle its claims liabilities. The amount of the insurance subsidiary's assets included in the portfolio investing segment were approximately $56 million, $58 million and $26 million as of December 31, 1996, 1995, and 1994, respectively. Investment income revenue thereon was approximately $27 million, $8 million and $2 million, for the years ended December 31, 1996, 1995, and 1994, respectively.

19.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that fair value:

         - CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS: The carrying amounts of cash and cash equivalents and short-term investments approximate their estimated fair values.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

         - FIXED MATURITIES AND EQUITY INVESTMENT SECURITIES: Fair values are based upon quoted market prices, or dealer quotes for comparable securities. In addition, the Company owns certain warrants to purchase the common stock of a publicly traded company. The estimated fair value of such warrants is their intrinsic value based on the quoted market price of the underlying common stock of the investee company.

         - PREMIUM NOTES RECEIVABLE: The carrying amounts of premium notes receivable are reasonable estimates of fair value.

         - DEPOSITS WITH REINSURERS AND REINSURANCE RECOVERABLES: The carrying amounts of deposits with reinsurers and reinsurance recoverables with fixed amounts due are reasonable estimates of fair value.

         - INVESTMENT IN AFFILIATE: Estimated fair value of GEC is based upon its quoted market price on the Toronto Stock Exchange translated at the exchange rates in effect at the balance sheet date.

         - SEPARATE ACCOUNTING: Separate account assets and liabilities are carried at market value, which is based upon quoted market prices.

         -        POLICYHOLDER LIABILITIES FOR ANNUITY AND OTHER POLICYHOLDER
                  FUNDS: Policyholder liabilities for annuity and other policyholder funds include reserves without mortality or morbidity risks. The fair value is estimated by discounting future payments at rates currently offered for similar financial instruments.

                                               December 31, 1996                   December 31, 1995
                                         ------------------------------      ------------------------------
                                                            Estimated                           Estimated
                                           Carrying            Fair            Carrying           Fair
                                            Amount             Value            Amount            Value
                                         ------------      ------------      ------------      ------------
Financial assets:
   Cash and cash equivalents and
     short-term investments              $ 65,429,714      $ 65,429,714      $ 53,150,730      $ 53,150,730
   Investment securities                  290,413,673       290,413,673       184,469,624       184,469,624
   Deposits with reinsurers and
     reinsurance recoverables               5,878,483         5,878,483        12,005,160        11,787,091
   Investment in affiliate                 28,047,764        52,143,007        32,974,930        56,154,007
   Assets held in separate accounts         5,601,828         5,601,828         6,361,040         6,361,040

Financial liabilities:
   Policyholder liabilities for
     investment-type insurance
     contracts                             44,116,065        42,362,323        42,611,466        40,866,413
   Liabilities related to separate
     accounts                               5,601,828         5,601,828         6,361,040         6,361,040

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

20.      SUBSEQUENT EVENTS:

         In January 1997, the Company signed a Letter of Intent to sell the net assets related to CIC's workers' compensation business. Under the terms of the Letter of Intent, the transaction will be structured as a purchase of all the issued and outstanding shares of stock of CNIC. CIC will reinsure all of its workers' compensation business into CNIC and transfer all employees working on the workers' compensation business to CNIC prior to the closing. The purchase price is estimated to be approximately $7.7 million and would be paid in cash. Consummation of the transaction is conditioned upon certain factors including negotiation and execution of a definitive agreement, negotiation of reinsurance treaties and any requisite approvals from the Commissioner of Insurance of the State of California.

         On April 14, 1997, GEC and PICO announced an agreement for the purchase of Nevada Land and Resource Company, LLC, owner of approximately 1,365,000 acres of deeded land in northern Nevada. The total purchase price is approximately $53.7 million, with the closing date set for April 23, 1997. GEC will own approximately 75 percent of Nevada Land and Resource. PICO Holdings, Inc. will pay approximately $12 million for the remaining interest. PICO Holdings, Inc. and Physicians have committed to purchase a debenture from GEC for approximately $30 million to help finance GEC's portion.

         Also on April 14, 1997, Physicians paid a dividend of approximately $8.6 million to PICO Holdings, Inc. This dividend was not considered an "extraordinary" dividend requiring specific regulatory approval, since (1) it was paid out of statutory earned surplus and (2) it, plus all other dividends paid by Physicians within the previous twelve months, did not exceed Physicians net income as filed with the ODI for the previous calendar year ended December 31, 1996 of approximately $21.8 million.


21.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         Summarized unaudited financial data for 1995 and 1996 are shown below. In management's opinion, the interim financial data contains all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such interim periods.

         The Company computes earnings per common share for each quarter independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of shares outstanding in each quarter; and (ii) the uneven distribution of earnings during the year.

                                             FIRST            SECOND              THIRD            FOURTH
                                            QUARTER           QUARTER            QUARTER           QUARTER
                                          ------------      ------------       ------------      ------------
               1996
Revenues                                  $ 14,965,795      $ 10,596,083       $ 13,717,099      $ 46,489,149
Net Income                                   1,971,720          (771,762)         1,354,993        21,765,060
Earnings per common share                         0.07             (0.03)              0.05               .72
Number of shares used in calculation        27,281,355        26,410,349         25,921,976        30,065,026

               1995
Revenues                                  $  4,291,606      $  9,471,692       $ 18,629,143      $ 15,552,527
Net Income                                   1,133,900           413,142         14,874,844          (748,910)
Earnings per common share                         0.04              0.02                .57              (.03)
Number of shares used in calculation        25,570,014        25,865,993         26,005,494        25,992,133

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disclosure is required.

                                    PART III

         Certain information required by Part III is omitted from this Report, in that PICO will file its Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to the directors of PICO is incorporated by reference from the PICO's Proxy Statement filed in connection with its Annual Meeting of Stockholders to be held on June 5, 1997 (the "Proxy Statement") as set forth under the caption "Election of Directors". Information relating to the executive officers of PICO is set forth in Part I of this Report under the caption "Executive Officers."

         Information with respect to delinquent filings pursuant to Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement as set forth under the caption "Executive Compensation and Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

         The information relating to executive compensation is incorporated by reference to the Proxy Statement under the caption "Executive Compensation and Other Matters."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information relating to ownership of equity securities of PICO by certain beneficial owners and management is incorporated by reference to the Proxy Statement as set forth under the caption "General Information --- Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the captions "Executive Compensation and Other Matters -- Certain Transactions" and "Executive Compensation and Other Matters -- Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 10-K

         (a)      FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

                  1.       Financial Statements.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants .....................................  46

Consolidated Balance Sheets as of December 31, 1996 and 1995 ..........  47-48

Consolidated Statements of Operations for the Years
      Ended December 31, 1996, 1995 and 1994 ..........................  49

Consolidated Statement of Changes in Shareholders' Equity for the Years
      Ended December 31, 1996, 1995, and 1994 .........................  50-51

Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1996, 1995 and 1994 ..........................  52

Notes to Consolidated Financial Statements ............................  53

                  2.       Financial Statement Schedules.

                           PICO will submit Schedule 2 ("Condensed Financial Information of Registrant"), Schedule 3 ("Supplementary Insurance Information") and Schedule 5 ("Valuation and Qualifying Accounts") in an amendment to this Form 10-K.

                  3.       Exhibits


     Exhibit
     Number               Description
     -------              -----------
          + 2.2       Agreement and Plan of Reorganization, dated as of May 1,
                      1996, among PICO, Citation Holdings, Inc. and Physicians
                      and amendment thereto dated August 14, 1996 and related
                      Merger Agreement.
      +++++ 2.3       Second Amendment to Agreement and Plan of Reorganization
                      dated November 12, 1996.
            2.4       Agreement and Debenture, dated November 14, 1996 and
                      November 27, 1996, respectively, by and between
                      Physicians and PC Quote, Inc.
      +++++ 3.1       Amended and Restated Articles of Incorporation of PICO.
          + 3.2.2     Amended and Restated By-laws of PICO.
      +++++ 4.2       First Amendment to Rights Agreement dated April 30, 1996.
      +++++ 4.3       Second Amendment to Rights Agreement dated November 20,
                      1996.
        -* 10.7       Key Officer Performance Recognition Plan.
         * 10.8       Flexible Benefit Plan
        -* 10.9       Amended and Restated 1983 Employee Stock Option Plan.
     -**** 10.10      Salary Reduction Profit Sharing Plan as amended and
                      restated effective January 1, 1994 and Amendments Nos. 1
                      and 2 thereto dated March 13, 1995 and March 15, 1995,
                      respectively.
        -* 10.11      Employee Stock Ownership Plan and Trust Agreement.
      -*** 10.11.1    Amended Employee Stock Ownership Plan and Trust Agreement.
    -***** 10.11.2    Amendment to Employee Stock Ownership Plan dated October
                      1, 1992.
     -**** 10.11.3    Amendment to Employee Stock Ownership Plan dated March 15,
                      1995.
         * 10.16      Office Lease between CIC and North Block Partnership dated
                      July, 1990.
       *** 10.16.1    Amendments Nos. 1 and 2 to Office Lease between CIC and
                      North Block Partnership dated January 6, 1992 and February
                      5, 1992, respectively.


      **** 10.16.2    Amendments Nos. 3 and 4 to Office Lease between CIC and
                      North Block Partnership dated December 6, 1993 and October
                      4, 1994, respectively.
        -* 10.22      1991 Employee Stock Option Plan
    -***** 10.23      PICO Severance Plan for Certain Executive Officers, Senior
                      Management and Key Employees of the Company and its
                      Subsidiaries, including form of agreement.
          -10.55      Consulting Agreements, effective January 1, 1997,
                      regarding retention of Ronald Langley and John R. Hart as
                      consultants by Physicians and GEC.
        ++ 10.57      PICO 1995 Stock Option Plan
      -+++ 10.58      Key Employee Severance Agreement and Amendment No. 1
                      thereto, each made as of November 1, 1992, between PICO
                      and Richard H. Sharpe and Schedule A identifying other
                      substantially identical Key Employee Severance Agreements
                      between PICO and certain of the executive officers of PICO
       +++ 10.59      Agreement for Purchase and Sale of Shares, dated May 9,
                      1996, among Physicians, GPG and GEC.
        ++ 10.60      Agreement for the Purchase and Sale of Certain Assets,
                      dated July 14, 1995 between Physicians, PRO and Mutual
                      Assurance, Inc.
        ++ 10.61      Stock Purchase Agreement dated March 7, 1995 between
                      Sydney Reinsurance Corporation and Physicians.
        ++ 10.62      Letter Agreement, dated September 5, 1995, between
                      Physicians, Christopher Ondaatje and the South East Asia
                      Plantation Corporation Limited.
      ++++ 10.63      Amendment No. 1 to Agreement for Purchase and Sale of
                      Certain Assets, dated July 30, 1996 between Physicians,
                      PRO and Mutual Assurance, Inc.
     +++++ 16.1       Letter regarding change in Certifying Accountant from
                      Deloitte & Touche, LLP, independent auditors.
           21.        Subsidiaries of PICO.
           27.        Financial Data Schedule.
------------------------
             *        Incorporated by reference to exhibit of same number filed
                      with Registration statement on Form S-1 (File No.
                      33-36383).
           ***        Incorporated by reference to exhibit of same number filed
                      With 1992 Form 10-K.
          ****        Incorporated by reference to exhibit of same number filed
                      with 1994 Form 10-K.
         *****        Incorporated by reference to exhibit bearing the same
                      number filed with Registration Statement on Form S-4 (File
                      No. 33-64328).
             +        Filed as Appendix to the prospectus in Part I of
                      Registration Statement on Form S-4 (File No. 333-06671)
            ++        Incorporated by reference to exhibit filed with
                      Physicians' Registration Statement No. 33-99352 on Form
                      S-1 filed with the SEC on November 14, 1995.
           +++        Incorporated by reference to exhibit filed with
                      Registration Statement on Form S-4 (File no. 333-06671).
          ++++        Incorporated by reference to exhibit filed with Amendment
                      No. 1 to Registration Statement No. 333-06671 on Form S-4.
         +++++        Incorporated by reference to exhibit of same number filed
                      with Form 8-K dated December 4, 1996.
             -        Executive Compensation Plans and Agreements.

         (b)      REPORTS ON FORM 8-K.

                  On December 4, 1996 and December 30, 1996, PICO filed a Form 8-K and a Form 8-K/A, respectively, with the Securities and Exchange Commission. The Form 8-K reported the consummation of the Merger, the amendment of PICO's Articles of Incorporation and By-laws and a change in the Company's accountants. The Form 8-K/A provided the pro forma financial information of PICO for the quarter ended and as of September 30, 1996 with respect to the Merger.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 1997                  PICO Holdings, Inc.


                                       By: /s/ John R. Hart
                                           --------------------------
                                           John R. Hart
                                           Chief Executive Officer
                                           President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 15, 1997 by the following persons in the capacities indicated.


/s/ Ronald Langley                     Chairman of the Board
----------------------------------
Ronald Langley

/s/ John R. Hart                       Chief Executive Officer, President and Director
----------------------------------
John R. Hart

/s/ Gary W. Burchfield                 Chief Financial Officer and Treasurer
----------------------------------
Gary W. Burchfield

/s/ S. Walter Foulkrod, III            Director
----------------------------------
S. Walter Foulkrod, III

/s/ Richard D. Ruppert, M.D.           Director
----------------------------------
Richard D. Ruppert, M.D.

                                       Director
----------------------------------
Dr. Gary H. Weiss

/s/ Dr. Marshall J. Burak              Director
----------------------------------
Dr. Marshall J. Burak

/s/ Robert R. Broadbent                Director
----------------------------------
Robert R. Broadbent

/s/ John D. Weil                       Director
----------------------------------
John D. Weil


     Exhibit
     Number               Description
     -------              -----------
          + 2.2       Agreement and Plan of Reorganization, dated as of May 1,
                      1996, among PICO, Citation Holdings, Inc. and Physicians
                      and amendment thereto dated August 14, 1996 and related
                      Merger Agreement.
      +++++ 2.3       Second Amendment to Agreement and Plan of Reorganization
                      dated November 12, 1996.
            2.4       Agreement and Debenture, dated November 14, 1996 and
                      November 27, 1996, respectively, by and between
                      Physicians and PC Quote, Inc.
      +++++ 3.1       Amended and Restated Articles of Incorporation of PICO.
          + 3.2.2     Amended and Restated By-laws of PICO.
      +++++ 4.2       First Amendment to Rights Agreement dated April 30, 1996.
      +++++ 4.3       Second Amendment to Rights Agreement dated November 20,
                      1996.
        -* 10.7       Key Officer Performance Recognition Plan.
         * 10.8       Flexible Benefit Plan
        -* 10.9       Amended and Restated 1983 Employee Stock Option Plan.
     -**** 10.10      Salary Reduction Profit Sharing Plan as amended and
                      restated effective January 1, 1994 and Amendments Nos. 1
                      and 2 thereto dated March 13, 1995 and March 15, 1995,
                      respectively.
        -* 10.11      Employee Stock Ownership Plan and Trust Agreement.
      -*** 10.11.1    Amended Employee Stock Ownership Plan and Trust Agreement.
    -***** 10.11.2    Amendment to Employee Stock Ownership Plan dated October
                      1, 1992.
     -**** 10.11.3    Amendment to Employee Stock Ownership Plan dated March 15,
                      1995.
         * 10.16      Office Lease between CIC and North Block Partnership dated
                      July, 1990.
       *** 10.16.1    Amendments Nos. 1 and 2 to Office Lease between CIC and
                      North Block Partnership dated January 6, 1992 and February
                      5, 1992, respectively.
      **** 10.16.2    Amendments Nos. 3 and 4 to Office Lease between CIC and
                      North Block Partnership dated December 6, 1993 and October
                      4, 1994, respectively.
        -* 10.22      1991 Employee Stock Option Plan
    -***** 10.23      PICO Severance Plan for Certain Executive Officers, Senior
                      Management and Key Employees of the Company and its
                      Subsidiaries, including form of agreement.
          -10.55      Consulting Agreements, effective January 1, 1997,
                      regarding retention of Ronald Langley and John R. Hart as
                      consultants by Physicians and GEC.
        ++ 10.57      PICO 1995 Stock Option Plan
      -+++ 10.58      Key Employee Severance Agreement and Amendment No. 1
                      thereto, each made as of November 1, 1992, between PICO
                      and Richard H. Sharpe and Schedule A identifying other
                      substantially identical Key Employee Severance Agreements
                      between PICO and certain of the executive officers of PICO
       +++ 10.59      Agreement for Purchase and Sale of Shares, dated May 9,
                      1996, among Physicians, GPG and GEC.
        ++ 10.60      Agreement for the Purchase and Sale of Certain Assets,
                      dated July 14, 1995 between Physicians, PRO and Mutual
                      Assurance, Inc.
        ++ 10.61      Stock Purchase Agreement dated March 7, 1995 between
                      Sydney Reinsurance Corporation and Physicians.
        ++ 10.62      Letter Agreement, dated September 5, 1995, between
                      Physicians, Christopher Ondaatje and the South East Asia
                      Plantation Corporation Limited.


      ++++ 10.63      Amendment No. 1 to Agreement for Purchase and Sale of
                      Certain Assets, dated July 30, 1996 between Physicians,
                      PRO and Mutual Assurance, Inc.
     +++++ 16.1       Letter regarding change in Certifying Accountant from
                      Deloitte & Touche, LLP, independent auditors.
           21.        Subsidiaries of PICO.
           27.        Financial Data Schedule.
------------------------
             *        Incorporated by reference to exhibit of same number filed
                      with Registration statement on Form S-1 (File No.
                      33-36383).
           ***        Incorporated by reference to exhibit of same number filed
                      With 1992 Form 10-K.
          ****        Incorporated by reference to exhibit of same number filed
                      with 1994 Form 10-K.
         *****        Incorporated by reference to exhibit bearing the same
                      number filed with Registration Statement on Form S-4 (File
                      No. 33-64328).
             +        Filed as Appendix to the prospectus in Part I of
                      Registration Statement on Form S-4 (File No. 333-06671)
            ++        Incorporated by reference to exhibit filed with
                      Physicians' Registration Statement No. 33-99352 on Form
                      S-1 filed with the SEC on November 14, 1995.
           +++        Incorporated by reference to exhibit filed with
                      Registration Statement on Form S-4 (File no. 333-06671).
          ++++        Incorporated by reference to exhibit filed with Amendment
                      No. 1 to Registration Statement No. 333-06671 on Form S-4.
         +++++        Incorporated by reference to exhibit of same number filed
                      with Form 8-K dated December 4, 1996.
             -        Executive Compensation Plans and Agreements.