Form 10-K/A
period 1996-12-31
PICO HOLDINGS INC /NEW
filed 1997-04-30
CIK 830122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                  FORM 10-K/A
(Mark One)

                               AMENDMENT NO. 1 TO

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to
this Form 10-K.       [ ]

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

                                   FORM 10-K/A
                                AMENDMENT NO. 1


         The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as set forth in the pages attached hereto:

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULE AND REPORTS ON FORM 10-K

         (a)     FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

                 1.       Financial Statements.

                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *

Consolidated Balance Sheets as of December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *

Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994  . . . . . . . . . . . . .   *

Consolidated Statement of Changes in Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994  . . .   *

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994  . . . . . . . . . . . . .   *

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   *
------------------------
*        Filed with original Form 10-K on April 15, 1997

                 2.       Financial Statement Schedules.

                          Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                          Schedule II - Condensed Financial Information of Registrant . . . . . . . . . . . . . . . .   6-7

                          Schedule III - Supplementary Insurance Information  . . . . . . . . . . . . . . . . . . . .   8-10

                          Schedule V - Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . .   11

                 3.       Exhibits

 Exhibit Number             Description
                   +  2.2   Agreement and Plan of Reorganization, dated as of May 1, 1996 among PICO,
                            Citation Holdings, Inc., and Physicians and amendment thereto dated August 14,
                            1996 and related Merger Agreement.
               +++++  2.3   Second Amendment to Agreement and Plan of Reorganization dated November 12, 1996.

                   #  2.4   Agreement and Debenture, dated November 14, 1996 and November 27, 1996, respectively, by and between Physicians and PC Quote, Inc.

                      2.5   Purchase and Sale Agreement by, between and among Nevada Land and Resource
                            Company, LLC, GEC, Western Water Company and Western Land Joint Venture dated
                            April 9, 1997.

               +++++  3.1   Amended and Restated Articles of Incorporation of PICO.

                  + 3.2.2   Amended and Restated Bylaws of PICO.
                ++++  4.2   First Amendment to Rights Agreement dated April 30, 1996.

               +++++  4.3   Second Amendment to Rights Agreement dated November 20, 1996.

 Exhibit Number             Description
                  -* 10.7   Key Officer Performance Recognition Plan.
                   * 10.8   Flexible Benefit Plan.

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

             **** 10.16.2   Amendments Nos. 3 and 4 to Office Lease between CIC and North Block Partnership dated December 6, 1993 and October 4, 1994, respectively.
                 -* 10.22   1991 Employee Stock Option Plan.

             -***** 10.23   PICO Severance Plan for Certain Executive Officers, Senior Management and Key
                            Employees of the Company and its Subsidiaries, including form of agreement.

                 -# 10.55   Consulting Agreements, effective January 1, 1997, regarding retention of Ronald
                            Langley and John R. Hart as consultants by Physicians and GEC.
                 ++ 10.57   PICO 1995 Stock Option Plan.

               -+++ 10.58   Key Employee Severance Agreement and Amendment No. 1 thereto, each made as of
                            November 1, 1992, between PICO and Richard H. Sharpe and Schedule A identifying other substantially identical Key Employee Severance Agreements between PICO and certain of the executive officers of PICO.
                +++ 10.59   Agreement for Purchase and Sale of Shares, dated May 9, 1996, among Physicians,
                            GPG and GEC.

                 ++ 10.60   Agreement for Purchase and Sale of Certain Assets, dated July 14, 1995 between
                            Physicians, PRO and Mutual Assurance, Inc.

                 ++ 10.61   Stock Purchase Agreement dated March 7, 1995 between Sydney Reinsurance
                            Corporation and Physicians.
                 ++ 10.62   Letter Agreement, dated September 5, 1995 between Physicians, Christopher
                            Ondaatje and the South East Asia Plantation Corporation Limited.

               ++++ 10.63   Amendment No. 1 to Agreement for Purchase and Sale of Certain Assets, dated
                            July 30, 1996 between Physicians, PRO and Mutual Assurance, Inc.
               +++++ 16.1   Letter regarding change in Certifying Accountant from Deloitte & Touche, LLP, independent auditors.

                   #  21.   Subsidiaries of PICO.

                   #  27.   Financial Data Schedule.

            _____________
                        *   Incorporated by reference to exhibit of same number filed with Registration Statement on Form S-1 (File No. 33-36383).

 Exhibit Number             Description
                      ***   Incorporated by reference to exhibit of same number filed with 1992 Form 10-K.
                     ****   Incorporated by reference to exhibit of same number filed with 1994 Form 10-K.

                    *****   Incorporated by reference to exhibit bearing the same number filed with
                            Registration Statement on Form S-4 (File No. 33-64328).

                        +   Filed as Appendix to the prospectus in Part I of Registration Statement on
                            Form S-4 (File No. 333-06671).
                       ++   Incorporated by reference to exhibit filed with Physicians' Registration
                            Statement No. 33-99352 on Form S-1 filed with the SEC on November 4, 1995.

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

                        #   Incorporated by reference to exhibit of same number filed with Form 10-K dated
                            April 15, 1997.

                        -   Executive Compensation Plans and Agreements.

         (b)     REPORTS ON FORM 8-K.

                 On December 4, 1996 and December 30, 1996, PICO filed a Form 8-K and a Form 8-K/A, respectively, with the Securities and Exchange Commission. The Form 8-K reported the consummation of the Merger, the amendment of PICO's Articles of Incorporation and Bylaws and a change in the Company's accountants. The Form 8-K/A provided the pro forma financial information of PICO for the quarter ended and as of September 30, 1996 with respect to the Merger.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Shareholders and Board of Directors of PICO Holdings, Inc.

Our report on the consolidated financial statements of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 is included on page 46 of the Company's previously filed Form 10-K. In connection with our audits of such financial statements, we have also audited the financial statement schedules listed in the index on page 2 of this Form 10-K/A.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                        Coopers & Lybrand L.L.P.

San Diego, California
April 7, 1997

                                  SCHEDULE II

      CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

On November 20, 1996, Physicians Insurance Company of Ohio ("Physicians") consummated a transaction (the "Merger") pursuant to which Citation Holdings, Inc. ("Holdings"), a wholly owned subsidiary of Citation Insurance Group ("CIG"), merged with and into Physicians pursuant to an Agreement and Plan of Reorganization dated as of May 1, 1996 with Physicians being the accounting acquiror. Pursuant to the Merger, each outstanding share of the common stock of Physicians was converted into the right to receive 5.0099 shares of CIG's common stock. Upon the consummation of the merger, CIG changed its name to PICO Holdings, Inc., which is the continuing registrant. The Merger was accounted for under the purchase method of accounting. Financial results for the year ended December 31, 1996 include the operations of CIG as if the Merger had occurred on November 1, 1996. Financial activity for the period November 1, 1996 through November 20, 1996 was not significant.

Due to the structure of this reverse merger transaction as described above, there was no holding company for the accounting acquiror prior to the November 20, 1996 merger date. Accordingly the only condensed financial statements presented herein are the condensed balance sheet as of December 31, 1996 and the condensed statements of operations and cash flows for the two month period ended December 31, 1996.

CONDENSED BALANCE SHEET
                                                              December 31,
                                                                  1996
                                                              ------------
ASSETS

Cash and cash equivalents                                      $12,658,537
Investments in subsidiaries                                     96,629,262
Deferred income taxes                                            3,627,667
Other assets                                                       818,836
                                                              ------------
        Total assets                                           113,734,302
                                                              ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expense and other liabilities                            3,530,722
                                                              ------------

Preferred stock, $.01 par value, authorized 2,000,000
     shares in 1996; none issued
Common stock, $.001 par value; authorized 100,000,000
     shares in 1996, issued 32,488,718                              32,487
Additional paid-in capital                                      42,965,063
Net unrealized appreciation (depreciation) on investments       11,837,511
Cumulative foreign currency translation adjustment                 (27,159)
Equity changes of investee company                                (986,361)
Retained earnings                                               64,226,714
                                                              ------------

                                                               118,048,255
Less treasury stock, at cost (1,940,315 shares in 1996)          7,844,675
                                                              ------------
        Total shareholders' equity                             110,203,580
                                                              ------------
        Total liabilities and shareholders' equity            $113,734,302
                                                              ============

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 1996 Form 10-K.

                                  SCHEDULE II

      CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

CONDENSED STATEMENT OF OPERATIONS
                                                                For the Two
                                                                Month period
                                                                   ended
                                                                December 31,
                                                                   1996
                                                                -----------
Equity in earnings of subsidiary                                $22,693,381
Expenses                                                            928,288
                                                                -----------
         Income before income taxes                              21,765,093
         Provision for income taxes                                    --
                                                                -----------
         Net income                                             $21,765,073
                                                                ===========
CONDENSED STATEMENT OF CASH FLOWS

Operating activities
   Net income                                                   $21,765,093
   Adjustments to reconcile net income to
      net cash used by operating activities:
         Equity in earnings of subsidiary                       (22,693,381)
         Changes in assets and liabilities
            Accrued expenses and other liabilities                  811,638
            Other assets                                           (437,405)
                                                                -----------

         Net cash used by operating activities                     (554,055)
                                                                -----------
Investing activities
      Dividends from subsidiary                                  13,212,592
                                                                -----------
         Net cash provided by investing activities               13,212,592
                                                                -----------
         Increase in cash and cash equivalents                   12,658,537

Cash and cash equivalents at beginning of period                          0
                                                                -----------
         Cash and cash equivalents at end of period             $12,658,537
                                                                ===========


This statement should be read in conjunction with the notes to the consolidated financial statements included with the Company's 1996 Form 10-K.

                                  SCHEDULE III

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                               December 31, 1994






                                                                                  Other
                                        Deferred     Future Policy               Policy                                 Benefits
                                         Policy         Benefits                 Claims &                    Net       Losses and
                                      Acquisition    Losses, Claims   Unearned   Benefits     Premium     Investment      Loss
         Segment                          Costs      Loss Expenses    Premiums   Payable      Revenue       Income      Expenses
         -------                      ------------   -------------    --------   -------      -------       ------      --------
Medical professional liability            $  305        $180,691       $15,919      --        $20,026      $10,413       $11,639

Life and health                            2,508          45,874           194      --          3,922        3,691            79
                                         -------      ----------    ----------     ---       --------    ---------      --------

Total medical professional liability
    and life and health                    2,813         226,565        16,113      --         23,948       14,104        11,718

Other operations                              --              --            --                  1,537        1,272            --
                                         -------      ----------    ----------     ---       --------    ---------      --------

Total                                     $2,813        $226,565       $16,113      --        $25,485      $15,376       $11,718
                                         =======      ==========    ==========     ===       ========    =========      ========




                                         Amortization
                                          of Deferred
                                            Policy          Other
                                          Acquisition     Operating      Premiums
         Segment                             Costs         Expenses      Written
         -------                             -----         --------      -------
Medical professional liability                 $  817         $1,721       $12,092

Life and health                                   318          2,569
                                              -------     ----------

Total medical professional liability
    and life and health                         1,135          4,290

Other operations                                   --          3,634
                                              -------     ----------

Total                                          $1,135         $7,924
                                              -------     ----------

                                  SCHEDULE III

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                               December 31, 1995






                                                                                  Other
                                        Deferred     Future Policy               Policy                                 Benefits
                                         Policy         Benefits                 Claims &                    Net       Losses and
                                      Acquisition    Losses, Claims   Unearned   Benefits     Premium     Investment      Loss
         Segment                          Costs      Loss Expenses    Premiums   Payable      Revenue       Income      Expenses
         -------                      ------------   -------------    --------   -------      -------       ------      --------
Medical professional liability             $  272        $168,485      $12,985       --        $17,120      $ 5,928      $21,247

Life and health                             2,113          47,553          171                   1,870        4,007          701

Other Property and Casualty                   510          61,312       17,702                   2,421          170        1,925
                                          -------      ----------     --------     ----       --------    ---------   ----------

Total medical professional liability,
    life and health, and other
    property casualty                       2,895         277,350       30,858       --         21,411       10,105       23,873

Other operations                               --              --           --       --          5,979        5,110           --
                                          -------      ----------     --------     ----       --------    ---------   ----------

Total                                      $2,895        $277,350      $30,858       --        $27,390      $15,215      $23,873
                                          =======      ==========     ========     ====       ========    =========   ==========




                                         Amortization
                                          of Deferred
                                            Policy          Other
                                          Acquisition     Operating      Premiums
         Segment                             Costs         Expenses      Written
         -------                             -----         --------      -------
Medical professional liability                $   723        $1,053       $13,079

Life and health                                   368         2,390

Other Property and Casualty                                   4,282        10,755
                                          -----------       -------      --------

Total medical professional liability,
    life and health, and other
    property casualty                           1,091         7,725        23,834

Other operations                                   --         9,916            --
                                          -----------       -------      --------
Total                                          $1,091       $17,641       $23,834
                                          ===========       =======      ========

                                  SCHEDULE III

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                               December 31, 1996




                                                                                    Other
                                        Deferred     Future Policy                 Policy                               Benefits
                                         Policy         Benefits                   Claims &                  Net       Losses and
                                      Acquisition    Losses, Claims   Unearned     Benefits   Premium     Investment      Loss
         Segment                          Costs      Loss Expenses    Premiums     Payable    Revenue       Income      Expenses
         -------                      ------------   -------------    --------     -------    -------       ------      --------
Medical professional liability            $   --        $142,965      $    --         --      $  7,362      $ 4,881     $  2,605

Life and health                            2,501          45,516          489                    1,471        3,397        3,612

Other Property and Casualty                5,421         109,058       34,808                   31,399        2,540       20,328
                                          ------        --------      -------         --       -------      -------      -------

Total medical professional liability,
    life and health, and other
    property casualty                      7,922         297,539       35,297         --        40,232       10,818       26,545

Other operations                              --              --           --                                   665           --
                                          ------        --------      -------         --       -------      -------      -------

Total                                     $7,922        $297,539      $35,297         --       $40,232      $11,483      $26,545
                                          ======        ========      =======         ==       =======      =======      =======








                                         Amortization
                                          of Deferred
                                            Policy          Other
                                          Acquisition     Operating      Premiums
         Segment                             Costs         Expenses      Written
         -------                             -----         --------      -------
Medical professional liability               $   272          $1,010     $    28

Life and health                                  330           1,229       1,471

Other Property and Casualty                    1,604          10,100      37,529
                                              ------         -------     -------


Total medical professional liability,
    life and health, and other
    property casualty                          2,206          12,339     $39,028

Other operations                                  --           7,713          --
                                              ------         -------     -------

Total                                         $2,206         $20,052     $39,028
                                              ======         =======     =======


                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS



                                                                    Additions
                                                               (1)           (2)
                                              Balance at    Charged to    Charged to                  Balance
                                              Beginning       Costs          Other                    at End
        Description                           of Period      Expenses      Accounts     Deductions   of Period
        -----------                           ---------      --------      --------     ----------   ---------
Year-end December 31, 1996
    Allowance for Doubtful Accounts, net      $  78,000    $ (117,470)  $        --      $(156,387)   $  116,917


    Valuation Allowance for
         Deferred Federal Income Taxes               --            --     6,664,000             --     6,664,000


Year-ended December 31, 1995
    Allowance for Doubtful Accounts, net      $ 196,000     $ (11,385)           --      $(106,615)  $    78,000



    Valuation Allowance for
        Deferred Federal Income Taxes        10,772,320    (8,922,371)   (1,849,949)            --            --


Year-ended December 31, 1994
    Allowance for Doubtful Accounts, net        285,000       (45,796)           --        (43,204)      196,000


    Valuation Allowance for
        Deferred Federal Income Taxes        13,834,298    (5,317,367)    2,255,389             --    10,772,320


                                  FORM 10-K/A

                                AMENDMENT NO. 1




        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        PICO HOLDINGS, INC.



                                        By:  /s/ Gary W. Burchfield
                                           -------------------------------------
                                             Gary W. Burchfield, Chief Financial
                                             Officer and Treasurer



Date:  April 30, 1997