Form 10-Q
period 1997-03-31
PICO HOLDINGS INC /NEW
filed 1997-05-15
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ______ to ______

                         Commission File Number: 0-18786

                               PICO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

       CALIFORNIA                                             94-2723335
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                         875 PROSPECT STREET., SUITE 301
                           LA JOLLA, CALIFORNIA 92037
                                 (619) 456-6022

          (Address and telephone number of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X    NO
                                       ----     ----
The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 32,486,718 as of May 9, 1997. As of such date, 4,572,015 shares of common stock were held by a subsidiary and an affiliate of the registrant.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                   PAGE NO.
                                                                                   --------
PART I:  FINANCIAL INFORMATION

         Item 1:     Financial Statements

                     Consolidated Balance Sheets as of                                  3
                     March 31, 1997 and December 31, 1996

                     Consolidated Statements of Operations                              4
                     for the Three Months Ended March 31, 1997 and 1996

                     Consolidated Statements of Cash Flows for                          5
                     the Three Months Ended March 31, 1997 and 1996

                     Notes to Consolidated Financial Statements                         6

         Item 2:     Management's Discussion and Analysis of Financial                  9
                     Condition and Results of Operations



PART II:  OTHER INFORMATION

         Item 6:     Exhibits and Reports on Form 8-K                                  22

         Signature                                                                     23

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                            March 31,   December 31,
                                                                              1997         1996
                                                                            ---------   -----------
                                                                           (unaudited)

                                     ASSETS
         Investments                                                       $ 255,233    $ 266,842
         Cash and cash equivalents                                            62,380       64,581
         Investment income receivable                                          3,284        3,373
         Premiums receivable                                                  10,626       14,876
         Reinsurance receivables                                              86,448       96,984
         Prepaid deposits and reinsurance premiums                             3,240        5,225
         Deferred policy acquisition costs                                     7,310        7,922
         Property and equipment, net                                           5,518        4,717
         Deferred income taxes                                                 5,651        5,626
         Other assets                                                          5,476        7,588
         Net assets of acquired business held for sale                         7,281        7,089
         Assets held in separate accounts                                      5,795        5,602
                                                                           ---------    ---------
                  Total  Assets                                            $ 458,243    $ 490,425
                                                                           =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

         Loss and loss adjustment expense, net of discount                 $ 239,446    $ 252,024
         Future policy benefits                                               13,774       13,776
         Annuity and other policyholders' funds                               32,128       31,740
         Unearned premiums                                                    30,576       35,297
         Reinsurance balances                                                  5,650        7,316
         Deferred gain on retroactive reinsurance                              3,319        3,355
         Integration liability                                                 1,173        1,368
         Other liabilities                                                     8,783       23,731
         Excess of fair value of net assets acquired over purchase price       6,123        6,293
         Liabilities related to separate accounts                              5,795        5,601
                                                                           ---------    ---------
                  Total Liabilities                                          346,767      380,501
                                                                           ---------    ---------

MINORITY INTEREST                                                               (324)        (280)
                                                                           ---------    ---------
SHAREHOLDERS' EQUITY

         Preferred stock, $.01 par value, authorized 2,000,000 shares, none issued
         Common stock, $.001 par value; authorized 100,000,000 shares,
           issued 32,486,718                                                      32           32
         Additional paid-in capital                                           42,802       42,965
         Treasury stock, at cost (common shares 1,940,315)                    (7,845)      (7,845)
         Retained earnings                                                    66,218       64,227
         Cumulative foreign currency adjustments                                 (25)         (27)
         Unrealized appreciation on investments                               11,500       11,838
         Equity changes of investee company                                     (882)        (986)
                                                                           ---------    ---------
                  Total Stockholders' Equity                                 111,800      110,204
                                                                           ---------    ---------
                           Total Liabilities and Stockholders' Equity      $ 458,243    $ 490,425
                                                                           =========    =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                        (in thousands, except share data)

                                                         Three Months Ended March 31,
                                                         ---------------------------
                                                               1997         1996
                                                               ----         ----

REVENUES:                                                        (unaudited)
  Premium income                                          $    15,088   $     7,175
  Investment income                                             4,194         2,594
  Realized gains on investments                                 2,940           704
  Real Estate sales                                                           1,496
  Commission and other income                                     403           247
                                                          -----------   -----------
         Total revenues                                        22,625        12,216
                                                          -----------   -----------

EXPENSES:
  Loss and loss adjustment expenses                            11,519         2,772
  Future policy benefits                                          276            99
  Interest credited to policyholders                              580           585
  Policy acquisition costs                                                       51
  Cost of real estate sales                                                   1,404
  Insurance underwriting and other expenses                     7,288         4,600
                                                          -----------   -----------
         Total expenses                                        19,663         9,511
                                                          -----------   -----------

 Equity in earnings of investee                                     8           206
                                                          -----------   -----------
       Income before income taxes                               2,970         2,911

 Provision for federal and state income taxes                     978           939
                                                          -----------   -----------

         Net income                                       $     1,992   $     1,972
                                                          ===========   ===========

Net income per common share (primary and fully diluted)   $      0.06   $      0.07
                                                          ===========   ===========

Weighted average number of shares outstanding              33,423,501    27,281,355


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                    Three Months Ended
                                                                    ------------------
                                                                  March 31,       March 31,
                                                                    1997           1996
                                                                   ------         ------
OPERATING ACTIVITIES:
  Net cash (used in) provided by operating activities          $    (16,363)   $     (5,733)
                                                               ------------    ------------

INVESTING ACTIVITIES:
  Investments purchased                                             (87,044)        (16,002)
  Investments sold                                                   51,617          27,178
  Investments matured                                                51,349           3,128
  Net sales of real estate                                               (1)          1,483
  Proceeds from sale of property and equipment                                           10
  Purchases of property and equipment                                  (315)            (27)
                                                               ------------    ------------
         Net cash (used in) provided by investing activities         15,606          15,770
                                                               ------------    ------------

FINANCING ACTIVITIES:
  Net increase in annuity and other policyholders' funds                599
  Proceeds from sale of business                                     (1,882)
  (Purchase) issuance of treasury stock                                (163)
                                                               ------------    ------------
         Net cash (used in) providing financing activities           (1,446)              0
                                                               ------------    ------------

Effect of exchange rate changes on cash                                   2              (2)
                                                               ------------    ------------

NET (DECREASE) INCREASE IN CASH                                      (2,201)         10,035

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       64,581          43,988
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $     62,380    $     54,023
                                                               ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
         Interest                                              $          0    $          0
                                                               ============    ============
         Income taxes                                          $ 11,400,000    $          0
                                                               ============    ============
  Conversion of Series A preferred stock

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     PICO HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  UNAUDITED

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of PICO Holdings, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

      In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of March 31, 1997 and December 31, 1996 and results of operations and cash flows for the three months ended March 31, 1997 and March 31, 1996 have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

      These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations and Risks and Uncertainties contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the SEC.

2.    ACQUISITION

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

      As a result of the Merger, the former shareholders of Physicians own approximately 80% of the outstanding common stock of the Company and control the Board of Directors of the Company. Accordingly, for accounting purposes, the merger has been treated as a recapitalization of Physicians with Physicians as the acquirer (i.e., a reverse acquisition). Therefore, the statements of operations and cash flows for the three month period ended March 31, 1996 represent the historical results of Physicians and its subsidiaries, which is the predecessor entity.

      The Merger was accounted for under the purchase method of accounting. Financial results for the year ended December 31, 1996 include the operations of CIG as if the Merger had occurred on November 1, 1996. Financial activity for the period November 1, 1996 through November 20, 1996 was not significant.

      The excess of the fair value of the net assets acquired over the purchase price of such net assets (negative goodwill) is being amortized over a 10 year period using the straight-line method. As discussed in Note 7, the Company entered into a Letter of Intent in January 1997 to sell the net assets related to CIC's workers' compensation operations. The sale of the net assets related to CIC's workers' compensation operations is expected to be completed in the second quarter of 1997.

      The Company has accounted for the allocation of the purchase price and the net assets of CIC's workers' compensation line of business in accordance with the FASB's Emerging Issues Task Force Abstract 87-11 "Allocation of Purchase Price to Assets to be Sold" ("EITF 87-11"). Accordingly, the net assets related to CIC's workers' compensation line of business as of March 31, 1997 and December 31, 1996 have been reflected on a single line item in the accompanying balance sheet as Net Assets of Acquired Business Held for Sale. The fair value assigned to such net assets was based upon management's estimate of the proceeds from the sale of CIC's workers' compensation line of business of approximately $7.7 million less the estimated loss from operations for such line of business during the expected holding period of November 1996 through April 1997 of approximately $0.5 million.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

      The pre-tax loss from operations related to CIC's workers' compensation line of business excluded from the Company's statement of operations for the three months ended March 31, 1997 was approximately $192,318.

      The difference between the carrying amount of the net assets of CIC's workers compensation line of business at the date of sale and the actual proceeds from such sale will result in a reallocation of the purchase price of CIG. Such reallocation is expected to be inmaterial.

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and CIG and its subsidiaries for the three months ended March 31, 1996 as if the acquisition of CIG and its subsidiaries occurred at the beginning of 1996, with proforma adjustments to give effect to the amortization of goodwill and the accounting for CIC's workers' compensation line of business held for sale in accordance with EITF 87-11, as discussed above (in thousands, except per share data):

                                                   1996
                                                 ---------
                  Total revenues                 $ 22,322

                  Income before income taxes        3,567

                  Net income                       (2,628)

                  Net income per share           $   0.08


      These unaudited pro forma results have been prepared for comparative purposes and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on January 1, 1996 or of future results of operations of the consolidated entity.

3.    INVESTMENTS

      Equity securities include certain warrants to purchase the common stock of a publicly traded company. The estimated fair value of such warrants is their intrinsic value based on the quoted market price of the underlying common stock of the investee company. The estimated fair value and cost of such warrants were $17,480,407 and $240,000, respectively, as of March 31, 1997, and $14,530,957 and $240,000, respectively, as of December 31, 1996.

4.    EARNINGS

      Primary net income per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the period with the average number of common stock equivalents outstanding calculated using the treasury stock method based on the average market price of the shares during the period. Fully diluted net income per share is computed on the same basis, except that, if it results in a more dilutive impact, the number of common stock equivalents related to stock options is based on the period-end market value of the shares instead of the average market value during the period. The weighted average number of shares outstanding for the three months ended March 31, 1996 used in the calculation of earnings per share have been recomputed to give effect to the stock exchange ratio utilized in connection with the reverse acquisition of Citation Insurance Group consummated on November 20, 1996 (Note 2).

5.    COMMITMENTS AND CONTINGENCIES

      The Company is subject to various litigation which arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending December 15, 1997, including interim periods. The Company does not believe that the adoption of SFAS No. 128 will have a material impact on the computation of its earnings per share in future periods.

7.       SUBSEQUENT EVENTS

         In January 1997, the Company signed a Letter of Intent to sell the net assets related to CIC's workers' compensation business. Under the terms of the Letter of Intent, the transaction will be structured as a purchase of all the issued and outstanding shares of stock of CNIC.
         CIC will reinsure all of its workers' compensation business into CNIC and transfer all employees working on the workers' compensation business to CNIC prior to the closing. The purchase price was estimated to be approximately $7.7 million and would be paid in cash.

         On May 7, 1997 PICO Holdings, Inc. ("PICO") announced the signing of the definitive agreement for the sale of CIC's and CNIC's workers' compensation business to Fremont Compensation Insurance Group. The sale price was approximately $7.5 million. The transaction will take the form of a sale of the outstanding shares of CNIC. The transaction is subject to regulatory approval and satisfaction of closing conditions. Closing is expected to occur mid-year.

         On April 14, 1997, GEC and PICO announced an agreement for the purchase of Nevada Land and Resource Company, LLC, owner of approximately 1,365,000 acres of deeded land in northern Nevada. The total purchase price is approximately $53.7 million. GEC will own approximately 75 percent of Nevada Land and Resource. PICO Holdings, Inc. Will pay approximately $12 million for the remaining interest. PICO Holdings, Inc. and Physicians have committed to purchase a debenture from GEC for approximately $25 million to help finance GEC's portion.

         GEC will finance its portion of the acquisition in part by issuing to Phyisicians a 7% debenture in the principal amount of approximately $25 million (U.S.). The debenture will mature on the earlier of 180 days after the closing of the land acquisition or the closing of any public offering of common shares of GEC within 180 days. If a public offering of shares is not completed, the debenture will be convertible upon maturity into nearly 9.4 million common shares of GEC. If a public offering of shares is completed, the debenture will be convertible into the number of shares that will enable PICO to maintain its approximate 38.2% ownership interest in GEC. This offering would carry an exercise price of C$2.59 per share.

         On April 24, 1997, PICO and GEC announced the completion of the purchase of Nevada Land and Resource Company, LLC. and the financing as defined above was consummated.

         Also on April 14, 1997, Physicians paid a dividend of approximately $8.6 million to PICO Holdings, Inc. This dividend was not considered an "extraordinary" dividend requiring specific regulatory approval, since (1) it was paid out of statutory surplus, and (2) it, plus all other dividends paid by Physicians within the previous twelve months, did not exceed Physicians' net income as filed with the Ohio Insurance Department for the previous calendar year ended December 31, 1996 of approximately $21.8 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Background," "Results of Operations--Three Months Ended March 31, 1997 and 1996," "Liquidity and Capital Resources," and "Risk Factors and Uncertainties." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's registration statement on Form S-4 (File No. 333-06671), which was declared effective on October 3, 1996.

INTRODUCTION
------------

Readers of the Company's prior financial statements will find that these financial statements differ greatly from those presented for periods prior to December 31, 1996. Whereas the Company was previously engaged predominantly in property and casualty operations, PICO Holdings, Inc. and subsidiaries ("PICO" or "the Company") currently operates primarily as an insurance and investment company, specializing in portfolio investing, property and casualty insurance, life and health insurance, and investment management and other services.

These changes are a result of the November 20, 1996 merger of Physicians Insurance Company of Ohio and a subsidiary of the Company, in which Physicians Insurance Company of Ohio was the surviving corporation ("the Merger"). Upon consummation of the Merger, the Company which was previously known as Citation Insurance Group changed its name to PICO Holdings, Inc. For accounting purposes the Merger was treated as a reverse acquisition with Physicians Insurance Company of Ohio ("Physicians") being the acquiror. As a result, these financial statements reflect prior years data of Physicians and its subsidiaries and affiliates only. Citation Insurance Group's prior years' operating results and account balances prior to the Merger have not been included in these financial statements. See PICO's Form 10-K as filed with the United States Securities and Exchange Commission for the fiscal year ended December 31, 1996, Note 3 to the Consolidated Financial Statements entitled "Acquisitions" for further information on the accounting treatment of the reverse acquisition.

BACKGROUND
----------

Prior to July 16, 1995, the effective date of Physicians' and The Professionals Insurance Company's ("PRO")'s 100% quota share reinsurance of their medical professional liability ("MPL") businesses with Mutual Assurance, Inc. ("Mutual") and the subsequent sale of the rights to these MPL books of business, effective January 1, 1996, the Physicians Insurance Company of Ohio group of affiliated companies consisted primarily of two property and casualty insurance companies writing MPL insurance (Physicians and PRO) and one life and health insurance company-American Physicians Life Insurance Company ("APL"). For various reasons, in November 1994, the respective boards of directors of Physicians and PRO determined that it was in the best interests of Physicians and PRO and their respective shareholders to sell their MPL insurance businesses. This sale was part of an overall shift in the strategic direction of Physicians and PRO.

On August 1, 1995, Physicians purchased Sequoia Insurance Company ("Sequoia"), a California property and casualty insurance company writing light commercial and multiple peril insurance in northern and central California. Sequoia does not write MPL insurance.

On September 5, 1995, Physicians purchased 38.2% of the common stock of Global Equity Corporation ("GEC"), a Canadian company operating in portfolio investments, agricultural services, and other business segments.

On November 20, 1996, Physicians and its subsidiaries merged with a subsidiary of Citation Insurance Group ("CIG") and CIG changed its name to PICO Holdings, Inc. This reverse merger brought two more California property and casualty insurance companies into the affiliated group: Citation Insurance Company ("CIC") and Citation National Insurance Company ("CNIC"), collectively referred to as "Citation". This merger also provided a noninsurance holding company able to engage in portfolio investing and other activities with fewer restrictions than those imposed upon insurance companies.

See Note 7 of these Consolidated Financial Statements for additional information regarding events affecting PICO subsequent to March 31, 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition to the operation of PICO's subsidiaries, PICO's objective is to use its resources and those of its subsidiaries and affiliates to increase shareholder value through investments in businesses which PICO believes are undervalued. PICO's acquisition philosophy is to make selective investments, predominantly in public companies, for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This could involve the restructuring of the financing or management of the companies in which PICO invests. It may also encompass initiating and facilitating mergers and acquisitions within the relevant industry to achieve constructive rationalization. This business strategy was adopted in late 1994, but was not fully implemented until 1996. Therefore, the results of this business strategy are not fully reflected in the historical financial statements prior to 1996.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1997 AND 1996

SUMMARY
-------

PICO reported net income of approximately $2.0 million or $.06 per share for the first three months of 1997, compared with net income of approximately $2.0 million, or $.07 per share during the same 1996 period. Period-to-period comparisons are somewhat distorted due to the addition of the Citation group effective November 20, 1996. Citation added approximately $0.3 million to consolidated net income during the first quarter of 1997.

Adjusted book value per share increased to $3.66 during the first quarter of 1997 from $3.61 at December 31, 1996. Shareholders' equity increased $1.6 million over the December 31, 1996 level to $111.8 million, principally as a result of the $2.0 million net income, partially offset by a $338,000 decline in unrealized appreciation of securities, net of tax.

Net realized investment gains accounted for more than $2.9 million of pre-tax income during the first quarter of 1997, compared to $0.7 million during the same 1996 period. First quarter 1996 results included $3.5 million in medical professional liability reserve reductions due to favorable claims experience, pre-tax.

First quarter 1997 results include $155,000 from the amortization of negative goodwill related to the November 20, 1996 merger between Physicians and the former Citation Insurance Group. Anticipation of amortization $6.1 million of negative goodwill will increase pre-tax revenues by approximately $620,000 each year through the year 2006.

PICO's operations are organized into five segments: portfolio investing, life and health insurance, property and casualty insurance, medical professional liability insurance, and other operations.

Revenues and pre-tax income by segment are shown in the following schedules:

                               PICO HOLDINGS, INC.

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  ------------------
                                                   1997        1996
                                                   ----        ----
                                                      (in millions)

REVENUES BY BUSINESS SEGMENT:
----------------------------
Portfolio Investing                                $ 3.2        $ 0.5
Life and Health Insurance                            1.6          1.7
Property and Casualty Insurance                     16.6          4.6
Medical Professional Liability Insurance             1.1          3.8
Other                                                0.1          1.6
                                                   -----        -----
  Total Revenues                                   $22.6        $12.2
                                                   =====        =====

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                               1997        1996
                                                               ----        ----
                                                                  (in millions)
PRE-TAX INCOME (LOSS)  BY BUSINESS SEGMENT:
------------------------------------------
Portfolio Investing                                            $2.9        $0.0
Life and Health Insurance                                       0.2         0.3
Property and Casualty Insurance                                 0.9        (0.3)
Medical Professional Liability Insurance                       (0.7)        3.1
Other                                                          (0.3)       (0.2)
                                                               ----        ----
  Total Pre-tax Operating Income                               $3.0        $2.9
                                                               ====        ====



PORTFOLIO INVESTING
-------------------

Portfolio investing operations are principally conducted by Physicians within certain regulatory guidelines established by the Ohio Department of Insurance. Investment revenues and realized investment gains or losses generated by Physicians and PRO are first allocated to MPL equal to the amount of loss reserve discount accretion recorded during the period. The remainder is shown as portfolio investing revenue.

For a number of reasons including the existence of an experienced claims department and Physicians' success in managing invested assets, it was decided that it would be more advantageous for Physicians to manage the assets remaining at the cessation of writing MPL business than to sell off or fully reinsure the reserves. As a result, assets are managed for the maximum overall return, within prudent safety guidelines. Assets are not designated on an individual security basis as either MPL or portfolio investing. As a result, Physicians' invested assets produce income in both MPL and portfolio investing segments.

Revenues from portfolio investing operations increased to $3.2 million during the first quarter of 1997, representing a $2.7 million improvement over the first quarter of 1996. Net realized investment gains from portfolio investing of $2.6 million accounted for $2.4 million of this increase. Investment income attributable to portfolio investing in the first quarter of 1997 increased nearly $300,000 over the 1996 first quarter, principally as a result of an approximate $400,000 decrease in discount accretion related to the declining level of MPL claims.

Portfolio investing revenues are summarized below:

                               PORTFOLIO INVESTING

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               1997       1996
                                                               ----       ----
                                                                 (in millions)
REVENUES:
--------
Realized Investment Gains                                      $2.6        $0.2
Investment Income                                               0.6         0.3
                                                               ----        ----
 Portfolio Investing Revenues                                  $3.2        $0.5
                                                               ====        ====

Net unrealized investment gains at March 31, 1997 amounted to $11.5 million, net of taxes, down $338,000 from the December 31, 1996 level. Part of this decline resulted from the conversion of unrealized investment gains to realized investment gains during the first quarter as a result of sale of Physicians' holdings in its Amvestors common stock at a gain of $1.3 million, net of tax. Unrealized gains, net of taxes, attributable to Amvestors at December 31, 1996 were $1.2 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

This does not include all of the appreciation of Physicians' investment in GEC common stock, since GEC is recorded on Physicians' books at GEC's equity value which, per share, is less than the fair market value of the GEC stock.

Management believes its new strategic focus is succeeding as well as or better than expected, as evidenced by growth during the past two to three years. PICO intends to continue to make selective investments for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control, as well as to operate its subsidiaries to obtain maximum shareholder value. Nevertheless, while past results are very encouraging, future results cannot and should not be predicted based upon past performance alone.

Portfolio investing operations contributed $2.9 million to pre-tax income during the first quarter of 1997, compared to a break-even during the first quarter of 1996. Increased realized investment gains in the first quarter of 1997 accounted for nearly all the fluctuation between years.

The breakdown of pre-tax income from portfolio investing operations follows:

                               PORTFOLIO INVESTING


                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              -----------------------
                                                                1997            1996
                                                                ----            ----
                                                                   (in millions)
PRE-TAX INCOME:
--------------
Physicians and PRO                                              $    3.2      $   (0.3)
Equity in Unconsolidated Subsidiaries                                0.0           0.2
Other                                                               (0.3)          0.1
                                                                --------      --------
Investment Banking Operating Income                             $    2.9      $    0.0
                                                                ========      ========


Equity in unconsolidated subsidiaries represents Physicians' share of GEC's operating income.

LIFE AND HEALTH INSURANCE
-------------------------

APL, Physicians' wholly-owned life insurance subsidiary, produced the following revenues and pre-tax income:

                            LIFE AND HEALTH INSURANCE

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              -------------------
                                                                1997         1996
                                                                ----         ----
                                                                 (in millions)
REVENUES:
--------
Net Earned Premiums                                             $0.6        $0.5
Investment Income                                                0.8         0.8
Realized Investment Gains                                        0.1         0.3
Other Income                                                     0.1         0.1
                                                                ----        ----
  Revenues from Life and Health Insurance                       $1.6        $1.7
                                                                ====        ====
PRE-TAX INCOME:
---------------
PIC/APL                                                         $0.2        $0.3
                                                                ====        ====

First quarter 1997 and 1996 revenues were nearly identical at $1.6 million and $1.7 million, respectively. The principal difference in revenues between the two quarters was a $0.1 million increase in earned premiums and a $0.2

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

million decrease in realized capital gains. The increase in earned premiums reflects growth in APL's critical illness product, "Survivor Key," which APL has been concentrating its efforts on during the past few years. This life insurance product combines the benefits of a lump sum cash payout upon the diagnosis of certain critical illnesses with a death benefit. Gross written premiums for Survivor Key have increased from $96,000 in 1994 to $257,000 in 1995 and $547,000 in 1996. Gross written Survivor Key premiums for the first quarter of 1997 were $150,000 compared to $112,000 during the first quarter of 1996.

The following exhibit shows the breakdown of life and health net earned premiums:

                  LIFE AND HEALTH INSURANCE NET EARNED PREMIUMS


                                                           THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           --------------------
                                                             1997          1996
                                                             ----          ----
                                                                (in millions)
Life Insurance                                               $ 0.6         $ 0.4
Health Insurance                                               0.0           0.1
                                                              ----          ----
  Net Earned Premiums                                         $0.6          $0.5
                                                              ====          ====


Life and health operations resulted in first quarter 1997 pre-tax income of $164,000. This compares to $260,000 in 1996 first quarter. Realized investment gains decreased approximately $200,000 as compared to the first quarter of 1996, accounting for most of this difference. Going the opposite direction, earned premiums increased approximately $100,000 over the 1996 first quarter.

PROPERTY AND CASUALTY INSURANCE
-------------------------------

Sequoia, CIC and CNIC currently account for all of the ongoing property and casualty ("P & C") insurance revenues. These companies predominately write light commercial and multi peril insurance coverage in central and northern California.

Since CIC and CNIC became part of the group in November 1996, their activities are not included in PICO's first quarter 1996 results. Sequoia, however, has been part of the group since August 1995.

Total P & C revenues for the first quarter of 1997 of $16.6 million exceeded those of the 1996 first quarter by $12.0 million. Of this $12.0 million increase, $7.2 million was added by CIC and CNIC, accompanied by a $3.2 million increase in Sequoia's earned premiums. Investment income rose $1.5 million during the same period. Citation added $1.1 million in investment income and a realized investment loss of $236,000 during the 1997 first quarter.

                         PROPERTY AND CASUALTY INSURANCE

                                                           THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           --------------------
                                                             1997          1996
                                                             ----          ----
                                                                (in millions)
REVENUES:
--------
Earned Premiums- Sequoia                                     $7.3          $4.1
Earned Premiums- Citation                                     7.2
Investment Income                                             1.7           0.2
Realized Investment Gains                                     0.2           0.2
Other                                                         0.2           0.1
                                                             ----          ----
P & C Revenues                                              $16.6         $ 4.6
                                                            =====         =====

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         PRE-TAX INCOME (LOSS):
         ---------------------
         Sequoia and Citation                      $ 0.9            $ (0.3)
                                                   =====            =======


Sequoia added nearly $500,000 to the first quarter pre-tax income of $900,000, compared to $300,000 loss during the comparable 1996 period. Citation, not included in the first quarter 1996 results, contributed $400,000 in pre-tax income to the first three months of 1997.

Although Sequoia's earned premiums increased $3.2 million during the first quarter of 1997, direct written premiums actually declined. Sequoia's first quarter 1997 direct premium writings were $7.9 million compared to $10.7 million during the first quarter of 1996. Sequoia's first quarter 1996 ratio of earned premiums to written premiums was much lower than during the comparable 1997 period due to the fact that Sequoia was purchased on August 1, 1995, resulting in only eight months worth of inforce premiums in Sequoia's book of business available to be earned as of March 31, 1996, compared to a full twelve months available at the end of the first quarter of 1997.

The reduction in direct premium writings reflects the increased underwriting selectivity of Sequoia's new management team. Sequoia stresses quality of business over quantity. As policies come up for renewal, they are reviewed carefully by underwriting management for excessive loss experience and unwanted risks. While new business writings have not offset renewal policies canceled or non-renewed, new policy writings have been better than expected. The loss of renewal policies with higher loss ratios and greater exposures to risk may improve Sequoia's loss ratios in the future. However, there can be no assurance that Sequoia will be successful in reducing its policies with higher loss ratios or that its loss ratios will improve in the future.

Property and casualty insurance operations produced pre-tax income of $857,000. Citation contributed $412,000 of this amount.

Sequoia's ratios as determined on the basis of generally accepted accounting principles ("GAAP") were as follows:

                                                              FIRST
                                                              QUARTER    FISCAL
                                                               1997       1996
                                                               ----       ----
         Loss and LAE Ratio                                     72.1%     62.9%
         Underwriting Expense Ratio                             35.9%     38.0%
                                                               -----     -----
         GAAP Combined Ratio                                   108.0%    100.9%
                                                               =====     =====

Sequoia's increased first quarter 1997 loss and LAE ratio as compared to the 12-month 1996 ratio reflects the impact of heavy California GAAPia flooding during the first three months of the year.

A combined ratio of 100% indicates that insurance operations are breaking even without the aid of investment income. On a GAAP basis, after considering the effects of deferred acquisition costs, Sequoia's first quarter 1997 combined ratio was 108.0% Although Sequoia's GAAP combined ratio was eight percentage points higher than break-even for the first quarter of 1997, Sequoia realized investment gains of $462,000, producing a pre-tax profit of $422,000.

Citation's ratios excluding the workers' compensation line of business were:

                                                                FIRST
                                                               QUARTER
                                                                1997
                                                               --------
Loss and LAE Ratio                                               74.6%
Underwriting Expense Ratio                                       35.7%
                                                                -----
GAAP Combined Ratio                                             110.3%
                                                                =====

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MPL OPERATIONS
--------------

Physicians' and PRO's MPL insurance businesses were sold to Mutual on August 28, 1995. Except for a few minor policy coverage extensions and adjustments, for all intents and purposes, Physicians ceased writing MPL policies effective January 1, 1996. Physicians continues to administer and adjust the remaining claims and LAE reserves. Based upon careful analysis of various alternative scenarios for handling the runoff of the remaining claims reserves, Physicians determined that the best option was to process the existing claims internally with existing staff, rather than through a third party administrator or through an outright sale of the claims and LAE reserves. In addition, it is expected that shareholders' equity may be better served by retaining the investments necessary to fund the payment of these claims and LAE reserves, managing them along with the rest of the Physicians' investment holdings, as opposed to selling or fully reinsuring these reserves and giving up the corresponding funds. However, there can be no assurance that funds generated by such retained investments will exceed claims. Accordingly, although Physicians ceased writing MPL insurance, MPL is treated as a separate business segment of continuing operations due to the continued management of claims and associated investments. Revenues from MPL operations included the following:

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                1997          1996
                                                              -------        ------
                                                                  (in millions)
REVENUES:
---------
Earned Premiums                                               $ 0.0         $2.5
Investment income, Net of Expenses                              1.1          1.3
                                                              -----         ----
 MPL Revenues                                                 $ 1.1         $3.8
                                                              =====         ====


PRE-TAX INCOME (LOSS):                                        $(0.7)        $3.1
----------------------                                        =====         ====

Since the withdrawal of Physicians and PRO from personal automobile and homeowners lines of business in the late 1980's, MPL has been these two companies' only sources of significant insurance premiums. The decline in earned premium from $2.5 million during the first quarter of 1996 to zero in the first quarter of 1997 is a result of the withdrawal from the MPL line of business beginning with the 100 percent quota share treaty with Mutual effective July 16, 1995.

The following table shows the decline in Physicians' and PRO's direct written premiums over the past five years:

                           1996        1995        1994        1993       1992
                         --------    -------     -------     -------    -----
                                             (in millions)
                           $0.2       $22.6       $28.0       $37.6      $52.6

The decline in direct written premiums shown above is reflective of the increasing competitive pressures within Ohio which, among other factors, led Physicians and PRO to increase premium rates, to be more selective in underwriting and, ultimately, to withdraw from the MPL line of business.

MPL premiums continued to be earned during 1996 based upon premiums written prior to July 16, 1995, the effective date of the 100 percent quota share treaty with Mutual. Very few, if any, MPL premiums will be earned in 1997. Investment income revenues will continue to accrue to the MPL runoff.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MPL operations produced a pre-tax loss of $0.7 million during the first quarter of 1997 compared to $3.1 million in income during the first quarter of 1996. Operating costs accompanied by certain non-recurring expense accruals associated with the runoff of the MPL business were responsible for this first quarter 1997 loss. First quarter 1996 results were improved by a $3.5 million reduction in reserve estimates due to continued favorable claims experience. Reserves continued to develop favorably during the remainder of 1996, resulting in further reserve reductions in the fourth quarter of 1996.

Physicians' claims department staff continues to process the runoff of the remaining MPL loss and loss adjustment expense claims which is progressing routinely. At March 31, 1997, MPL reserves totaled $106.3 million, net of reinsurance and discount. This compares to $112.9 million at December 31, 1996. MPL loss and LAE reserves continue to decline as a result the disposition of claims.
                     MPL INSURANCE - LOSS AND LAE RESERVES

                                                          AS OF            AS OF
                                                        MARCH 31,        YEAR END,
                                                          1997             1996
                                                        --------         --------
                                                              (in millions)
Direct Reserves                                            $151.2        $158.4
Ceded Reserves                                              (33.6)        (33.3)
Discount of Net Reserves                                    (11.3)        (12.2)
                                                           ------        ------
  Net MPL Reserves                                         $106.3        $112.9
                                                           ======        ======

OTHER OPERATIONS
----------------

Other operations consist principally of Summit Global Management's ("Summit") investment management operations, the wind down of Raven Development Company's ("Raven") real estate development projects, and various other activities as summarized below:

                                OTHER OPERATIONS


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             ------------------
                                                              1997        1996
                                                            -------      ------
                                                                (in millions)
REVENUES:
--------
Real Estate Development                                       $0.0         $1.5
Investment Management                                          0.3          0.2
Other                                                          0.0         (0.1)
Less: Intercompany Elimination (Summit)                       (0.2)         0.0
                                                              ----         ----
  Revenue from Other Operations                               $0.1         $1.6
                                                              ====         ====

PRE-TAX INCOME (LOSS):
---------------------
Investment Management                                         $0.1         $0.0
Other                                                         (0.2)        (0.2)
Less: Intercompany Elimination (Summit)                       (0.2)         0.0
                                                              ----         ----
  Pre-Tax Income-Other Operations                           $ (0.3)      $ (0.2)
                                                              ====         ====

Due to very few lots remaining in Raven's real estate inventory as a result of its withdrawal from the real estate development business, the Company's real estate activity is minimal. There were no real estate sales during the first quarter of 1997, compared to $1.5 million during the comparable 1996 quarter when a large tract of land was sold.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investment management revenues and operating income from Summit, before elimination of intercompany transactions, increased over the 1996 first quarter by approximately $100,000. Summit has more than $400 million in assets under management. Summit's revenues have increased due to additional clients and increased, but competitive portfolio management fees charged to the insurance companies.

Under the category of "Other," Stonebridge Partners AG ("Stonebridge"), a Swiss corporation 80 percent owned by Physicians which brokers annuities and other insurance products within Europe, produced a pre-tax loss of approximately $220,000 during the first quarters of both 1996 and 1997. Stonebridge began operations in late 1995, resulting in significant start-up costs in 1995, which continued into 1996. Management believes that the Stonebridge concept is a good one which fits well with PICO's other businesses; however, for various reasons, Stonebridge has been unsuccessful in marketing their brokerage business, as well as in collecting accounts which they believe are due them from clients. Management has taken steps to limit additional downside exposure, although there can be no assurance that such steps will be successful. Additional operating losses will most likely be incurred in 1997 as a result of Stonebridge.

RISK FACTORS AND UNCERTAINTIES

In addition to the risks and uncertainties discussed in the preceding sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations," the following risk factors are also inherent in the Company's business operations:

CHANGE IN STRATEGIC DIRECTION. In late 1994, Physicians began the process of changing its strategic direction from the operation of an MPL insurance business to investing in businesses which PICO believes are undervalued or will benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with existing PICO operations. Accordingly, in January 1995, Physicians reactivated its investment advisory subsidiary, Summit; in August 1995 Physicians acquired Sequoia and entered new lines of property and casualty insurance; in September 1995 Physicians purchased 38.2% of GEC, a Canadian corporation active in international investment banking, agricultural services, water rights, and other businesses; and in 1996 Physicians acquired control of Citation Insurance Group pursuant to the Merger. Due to the Company's limited experience in the operation of the businesses of each of these subsidiaries, which currently constitute a substantial portion of the Company's operations, there can be no assurance as to the future operating results of the Company or the recently acquired businesses of the Company.

The Company will continue to make selective investments for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This could involve the restructuring of the financing or management of the entities in which the Company invests and initiating and facilitating mergers and acquisitions. This business strategy has only recently been implemented, however, and it is not reflected in prior years' financial statements, nor are the financial statements indicative of possible results of this new business strategy in the future. Shareholders are relying on the experience and judgment of the Company's management to locate, select and develop new acquisition and investment opportunities. There can be no assurance that sufficient opportunities will be found or that this business strategy will be successful. Failure to successfully implement this strategy may negatively impact the business and financial condition and results of operations of the Company.

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

INTEGRATION OF CERTAIN OPERATIONS. CIG and Physicians completed the Merger with the expectation that the Merger would result in certain benefits for the combined company. Achieving the anticipated benefits of the Merger will depend in part upon whether certain of the two companies' business operations can be integrated in an efficient and effective manner. There can be no assurance that this will occur or that cost savings in operations will be achieved. The successful combination of the two companies will require, among other things, integration of the companies' respective product offerings, medical management of health care claims and management information systems enhancements. The difficulties

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

There can be no assurance that the insurance subsidiaries in the group, including APL, have established reserves adequate to meet the ultimate cost of losses arising from such claims. It has been necessary, and will over time continue to be necessary, for the insurance companies to review and make appropriate adjustment to reserves for estimated ultimate losses, LAE, future policy benefits, claims payables, and annuity and other policyholder funds. To the extent reserves prove to be inadequate, the insurance companies would have to adjust their reserves and incur a charge to earnings, which could have a material adverse effect on the financial results of the Company.

REINSURANCE RISKS. As with other P & C insurers, CIC's, CNIC's, and Sequoia's operating results and financial condition can be adversely affected by volatile and unpredictable natural and man-made disasters, such as hurricanes, windstorms, earthquakes, fires, and explosions. CIC, CNIC, and Sequoia generally seek to reduce their exposure to such events through individual risk selection and the purchase of reinsurance. CIC's, CNIC's, and Sequoia's estimates of their exposures depend on their views of the possibility of a catastrophic event in a given area and on the probable maximum loss to the insurance companies should such an event occur. While CIC, CNIC, and Sequoia attempt to limit their exposure to acceptable levels, it is possible that an actual catastrophic event or multiple catastrophic events could significantly exceed the probable maximum loss previously assumed, resulting in a material adverse effect on the financial condition and results of operations of the Company.

The future financial results of the insurance subsidiaries could be adversely affected by disputes with their respective reinsurers with respect to coverage and by the solvency of such reinsurers. None of the Company's insurance subsidiaries is aware of actual or potential disputes with any of their respective reinsurers that could materially and adversely impact the financial results of the Company, or is aware of any insolvent reinsurer whose current obligations to CIC, CNIC, Physicians, PRO, APL, or Sequoia are material to such companies.

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

GLOBAL DIVERSIFICATION OF INVESTMENTS. As a result of global diversification, investment decisions already made and which may be made in the future, particularly with regard to GEC, the Company's revenues may be adversely affected by economic, political and governmental conditions in countries where it maintains investments or operations, such as volatile interest rates or inflation, the imposition of exchange controls which could restrict the Company's ability to withdraw funds, political instability and fluctuations in currency exchange rates.

FLUCTUATIONS IN HISTORICAL OPERATING RESULTS, P & C RESERVES. Citation's operating results over the past five years have been volatile. During the past several years, the levels of the reserves for CIG'S insurance subsidiaries have been very volatile. As a result of its claims experience and the level of existing reserves with respect to its P & C insurance business, Citation has had to significantly increase these reserves in three of the past five years.

There can be no assurance that significant increases with respect to the reserves for the P & C or workers' compensation business will not be necessary in the future, that the level of reserves for CIG'S insurance subsidiaries will not be volatile in the future, or that any such increases or volatility will not have an adverse effect on Citation's operating results and financial condition.

SALE OF WORKERS COMPENSATION BUSINESS. Subject to the satisfaction of certain closing conditions, the workers' compensation business of Citation is expected to be sold pursuant to a definitive agreement signed by the respective parties on May 7, 1997. Closing is expected to occur mid-year. However, there can be no assurance at this point in time that

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the closing will occur, or that Citation will otherwise be successful in selling its workers compensation operations on favorable terms, if at all.

COMPETITION. There are several hundred P & C insurers licensed in California, many of which are larger and have greater financial resources than CIC, CNIC, and Sequoia; offer more diversified types of insurance coverage; have greater financial resources and have greater distribution capabilities than the insurance companies of the group.

A.M. BEST RATINGS. A.M. Best ("Best") has recently assigned Sequoia a rating of B++ (Very Good) and APL has had a Best rating of B+ (Very Good) since 1983. CIC is currently rated B- (Adequate) and CNIC is currently rated C (Marginal) by Best. Physicians and PRO are currently rated, and have been for a number of years, NR-3 (rating procedure inapplicable). Best's ratings reflect the assessment of A.M. Best and Company of the insurer's financial condition, as well as the expertise and experience of management. Therefore, Best ratings are important to policyholders. Best ratings are subject to review and change over time. Failure to maintain or improve their Best ratings could have a material adverse effect on the ability of the insurance companies to write new insurance policies, as well as potentially reduce their ability to maintain or increase market share. Management believes that many potential customers will not insure with an insurer that carries a Best rating of less than B+, and that customers who do so will demand lower rate structures. There can be no assurance that any of the insurance companies' ratings will be maintained or increased.

CYCLICAL NATURE OF THE P & C INDUSTRY. The P & C insurance industry has been highly cyclical, and the industry has been in a cyclical downturn over the last several years due primarily to premium rate competition, which has resulted in lower profitability. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of surplus in the industry. The level of surplus in the industry varies with returns on invested capital and regulatory barriers to withdrawal of surplus. Increases in surplus have generally been accompanied by increased price competition among P & C insurers. The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including natural disasters, fluctuations in interest rates, and other changes in the investment environment which affect market prices of insurance companies' investments and the income from those investments. Inflationary pressures affect the size of losses and judicial decisions affect insurers' liabilities. The demand for P & C insurance can also vary significantly, generally rising as the overall level of economic activity increases and falling as such activity decreases.

LIQUIDITY AND CAPITAL RESOURCES -- THREE MONTHS ENDED MARCH 31. 1997 AND 1996

Physicians' primary sources of cash inflows include investment income, reinsurance recoveries, the sale of invested assets and rental and fee income. Premium income has been and will continue to be negligible, if any. Major cash outflows include the funding of claims and loss adjustment expenses, investment funding, dividend distributions, and the payment of operating costs.

Physicians alone as of March 31, 1997 reported discounted unpaid loss and loss adjustment expense reserves of approximately $106.3 million, net of reinsurance. Based upon projections from past actuarial information, more than 75% of the original reserves are expected to be settled by the end of the year 2000. Past experience indicates that funding requirements should be greatest in the first through third years, accounting for more than 60% of the total eventual reserve and loss adjustment expense payments. Operating expenses associated with the discontinued MPL line of business have been significantly reduced in 1996 and are expected to continue to decline. As evidence of Physicians' cutbacks, employee counts have been reduced by nearly two-thirds during the past year.

The Company's insurance subsidiaries attempt to structure the duration of their invested assets to match the cash flows required to settle the related unpaid claims liabilities. Their invested assets should provide adequate liquidity to fund projected claims and LAE payments for the foreseeable future, based upon current projections.

To the extent that funds necessary for settling claims and paying operating expenses are not provided by existing cash and cash equivalents, investment income, reinsurance recoveries, and rental and fee income, invested assets will be liquidated. Short term and fixed maturity investments are managed to mature according to projected cash flow needs. Equity securities will be converted to cash as additional funds are required, with an anticipated maximum liquidation lead time of approximately six months.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nevertheless, timing and amounts of claims payments can only be estimated until they actually occur. Actual payouts may differ substantially from estimates. Although abets will be managed to mature or liquidate according to expected payout projections, at times, in response to abnormal funding demands, some invested assets may need to be sold at inopportune times during periods of decline in the stock market or declines in the market values of the individual securities. Such forced sales should occur infrequently and only under extreme circumstances; however this cannot be guaranteed.

At March 31, 1997, Physicians' investment portfolio on a stand alone basis contained invested assets of approximately $172.8 million, plus cash and cash equivalents of $4.6 million. These invested assets are well in excess of the present value of expected future payouts of losses and loss adjustment expenses of $106.3 million.

Management hopes to maximize the return of all assets, including those needed to fund the eventual wrap-up of the MPL reserves through, among other things, value investing and managing the invested assets internally rather than liquidating assets to pay a third party to oversee the runoff of the existing claims. Physicians also elected to handle the runoff of the MPL claims internally to continue to maintain a high standard of claims handling and to maximize shareholder values. While management expects that Physicians' current and future investments will increase in value, offsetting some of the decline in assets during the period of runoff and increasing shareholder value, no guarantees can be given.

As previously mentioned, reinsurance recoveries (reimbursement of covered losses from reinsurers) will be a significant source of incoming funds in upcoming years as claims are settled.

Most of the Sequoia reinsurance receivable represents claims reserves and loss adjustment expense reserves ceded 100% to SRC immediately prior to PICO's purchase of Sequoia. These reserves ceded to SRC have been unconditionally and irrevocable guaranteed by QBE, the indirect parent of SRC.

As an additional source of funding, PICO's subsidiaries as they grow and accumulate increasing amounts of retained earnings may be able to return some of PICO's investment in the form of dividend distributions; however, this cannot be assured. In December 1996, Physicians paid a dividend of $13.2 million to PICO. In April 1997, Physicians paid PICO an additional dividend of $8.6 million.

Cash and cash equivalents decreased from $64.6 million at December 31, 1996 to $62.4 million as of March 31, 1997. This compares to $54.0 million as of March 31, 1996. The $2.2 million decrease from the year end 1996 level consisted of $16.4 million used by operating activities and $1.4 million used by financing activities, partially offset by $15.6 million provided by investing activities.

Cash used by operating activities increased $10.6 million over that used during the first three months of 1996, principally as a result of the payment of federal income taxes in the first quarter of 1997 based upon 1996 estimated taxable income.

At March 31, 1997, the Company had no significant commitments for future capital expenditures, other than in the ordinary course of business and to provide certain funding for Stonebridge, which has subsequently been limited. The Company has also committed to maintain Sequoia's capital and statutory policyholder surplus level at a minimum of $7.5 million. The Company has also committed to make every attempt to maintain Sequoia's Best rating at or above B++ (Very Good), which may at some time in the future require additional infusions into Sequoia by the Company. The Company also committed to purchase for approximately $25 million a debenture from GEC. The Company committed to invest approximately $16 million in a limited liability corporation which owns land in Nevada. GEC has committed to purchase the remaining interest of this limited liability corporation. This deal was closed on April 24, 1997. See Notes to Consolidated Financial Statements, Note 7, "Subsequent Events".

CAPITAL RESOURCES

In the past three years, PICO has completed significant transactions impacting shareholders' equity of PICO and the ownership of PICO. In 1993, PICO purchased PICO shares from the OSMA for $1.0 million. In December 1993, GPG purchased 1,428,571 newly-issued shares of PICO Stock for $5.0 million. In accordance with the original stock purchase

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

agreement, GPG was entitled to purchase up to $5.0 million of additional shares of PICO Stock at any time at a per share price equal to the average of the bid prices for the shares of PICO Stock as reported by Nasdaq for the 20 trading days immediately preceding the date GPG notifies PICO of the intent to purchase. In 1994, GPG exercised $3.0 million of its option and purchased 631,579 additional shares of PICO Stock.

Shareholder dividends payable by PICO or its insurance subsidiaries are subject to certain limitations imposed by Ohio or California law, according to the state of domicile. Generally, the limitations are determined using the greater of the prior year's statutory net income or 10% of statutory policyholder surplus. Physicians paid a dividend to PICO in April 1997 of approximately $8.6 million, which did not require regulatory approval.

In the past few years, the NAIC has developed risk-based capital ("RBC") measurements for both property and casualty and life insurers. The measures provide the various state regulators with varying levels of authority based on the adequacy of an insurer's RBC. The State of Ohio enacted the NAIC's RBC rules effective March 3, 1996. However, disclosure of each company's RBC adequacy was required to be reported in their statutory annual statements filed with the various departments of insurance for 1994 and 1995. At December 31, 1996, the PICO, PRO, APL, CIC, CNIC, and Sequoia annual statements reported more than adequate RBC levels.

PART II:  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

                  See Exhibit Index.

         (b)      Reports on Form 8-K:

                  None.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PICO HOLDINGS, INC.

Dated:  May 15, 1997               By: /s/ Gary W. Burchfield
                                      ----------------------------------------
                                       Gary W. Burchfield
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

                                 EXHIBITS INDEX
                                 --------------

EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
         + 2.2        Agreement and Plan of Reorganization, dated as of May 1, 1996 among PICO,
                      Citation Holdings, Inc., and Physicians and amendment thereto dated August 14,
                      1996 and related Merger Agreement.
    +++++  2.3        Second Amendment to Agreement and Plan of Reorganization dated November 12, 1996.
        #  2.4        Agreement and Debenture, dated November 14, 1996 and November 27, 1996, respectively, by and between Physicians and PC Quote, Inc.
        ## 2.5        Purchase and Sale Agreement by, between and among Nevada Land and Resource
                      Company, LLC, GEC, Western Water Company and Western Land
                      Joint Venture dated April 9, 1997.
     +++++ 3.1        Amended and Restated Articles of Incorporation of PICO.
       + 3.2.2        Amended and Restated Bylaws of PICO.
      ++++ 4.2        First Amendment to Rights Agreement dated April 30, 1996.
     +++++ 4.3        Second Amendment to Rights Agreement dated November 20, 1996.
       -* 10.7        Key Officer Performance Recognition Plan.
        * 10.8        Flexible Benefit Plan.
       -* 10.9        Amended and Restated 1983 Employee Stock Option Plan.
   -**** 10.10        Salary Reduction Profit Sharing Plan as amended and restated effective January 1,
                      1994 and Amendments Nos. 1 and 2 thereto dated March 13, 1995 and March 15, 1995, respectively.
      -* 10.11        Employee Stock Ownership Plan and Trust Agreement.
  -*** 10.11.1        Amended Employee Stock Ownership Plan and Trust Agreement.
-***** 10.11.2        Amendment to Employee Stock Ownership Plan dated October 1, 1992.
 -**** 10.11.3        Amendment to Employee Stock Ownership Plan dated March 15, 1995.
       * 10.16        Office Lease between CIC and North Block Partnership dated July, 1990.
   *** 10.16.1        Amendments Nos. 1 and 2 to Office Lease between CIC and North Block Partnership dated January 6, 1992 and February 5, 1992, respectively.
  **** 10.16.2        Amendments Nos. 3 and 4 to Office Lease between CIC and North Block Partnership dated December 6, 1993 and October 4, 1994, respectively.
      -* 10.22        1991 Employee Stock Option Plan.
  -***** 10.23        PICO Severance Plan for Certain Executive Officers,
                      Senior Management and Key Employees of the Company and its
                      Subsidiaries, including form of agreement.
      -# 10.55        Consulting Agreements, effective January 1, 1997,
                      regarding retention of Ronald Langley and John R. Hart as
                      consultants by Physicians and GEC.
     ++ 10.57         PICO 1995 Stock Option Plan.
   -+++ 10.58         Key Employee Severance Agreement and Amendment No. 1 thereto, each made as of
                      November 1, 1992, between PICO and Richard H. Sharpe and Schedule A identifying other substantially identical Key Employee Severance Agreements between PICO and certain of the executive officers of PICO.
    +++ 10.59         Agreement for Purchase and Sale of Shares, dated May 9, 1996, among Physicians,
                      GPG and GEC.
     ++ 10.60         Agreement for Purchase and Sale of Certain Assets, dated July 14, 1995 between
                      Physicians, PRO and Mutual Assurance, Inc.
     ++ 10.61         Stock Purchase Agreement dated March 7, 1995 between Sydney Reinsurance
                      Corporation and Physicians.
     ++ 10.62         Letter Agreement, dated September 5, 1995 between Physicians, Christopher
                      Ondaatje and the South East Asia Plantation Corporation Limited.
   ++++ 10.63         Amendment No. 1 to Agreement for Purchase and Sale of Certain Assets, dated
                      July 30, 1996 between Physicians, PRO and Mutual Assurance, Inc.
   +++++ 16.1         Letter regarding change in Certifying Accountant from Deloitte & Touche, LLP, independent auditors.
        #  21         Subsidiaries of PICO.
           27         Financial Data Schedule.

           -------------
            *         Incorporated by reference to exhibit of same number filed with Registration Statement on Form S-1 (File No. 33-36383).

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

                           --------------------------

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

       ## Incorporated by reference to exhibit of same number filed with Form 10-K/A dated April 30, 1997.

        -       Executive Compensation Plans and Agreements.