Form 10-Q
period 1997-06-30
PICO HOLDINGS INC /NEW
filed 1997-08-14
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                               Washington DC 20549

                                    FORM 10-Q

(Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 32,576,718 as of June 30, 1997. As of such date, 4,572,015 shares of common stock were held by a subsidiary and an affiliate of the registrant.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                         PAGE NO.
                                                                                         --------
PART I:  FINANCIAL INFORMATION

         Item 1:     Financial Statements

                     Consolidated Balance Sheets as of                                      3
                     June 30, 1997 and December 31, 1996

                     Consolidated Statements of Operations                                  4
                     for the Three and Six Months Ended June 30, 1997 and 1996

                     Consolidated Statements of Cash Flows for                              5
                     the Six Months Ended June 30, 1997 and 1996

                     Notes to Consolidated Financial Statements                             6

         Item 2:     Management's Discussion and Analysis of Financial                      9
                     Condition and Results of Operations


PART II:  OTHER INFORMATION

         Item 4:     Submission of Matters to a Vote of Security Holders                   24

         Item 6:     Exhibits and Reports on Form 8-K                                      24

         Signature                                                                         25

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS


                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                          June 30,       December 31,
                                                                            1997             1996
                                                                         ---------       ------------
                                                                        (unaudited)
                                     ASSETS
Investments                                                              $ 205,222        $ 219,251
Cash and cash equivalents                                                   49,280           54,917
Investment income receivable                                                 2,392            2,993
Premiums receivable                                                         12,584           14,406
Reinsurance receivables                                                     77,874           94,447
Prepaid deposits and reinsurance premiums                                    2,271            5,225
Deferred policy acquisition costs                                            5,001            5,420
Property and equipment, net                                                  5,401            4,717
Deferred income taxes                                                        4,339            5,644
Other assets                                                                 7,933            7,588
Net assets of discontinued operations                                       15,805           15,767
Net assets of acquired business held for sale                                                 7,089
                                                                         ---------        ---------
         Total Assets                                                    $ 388,102        $ 437,464
                                                                         =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Loss and loss adjustment expense, net of discount                        $ 228,945        $ 252,024
Unearned premiums                                                           25,961           34,808
Reinsurance balances                                                         5,274            7,120
Deferred gain on retroactive reinsurance                                     3,283            3,355
Integration liability                                                          884            1,368
Other liabilities                                                            6,589           22,012
Excess of fair value of net assets acquired over purchase price              5,952            6,293
                                                                         ---------        ---------
       Total Liabilities                                                   276,888          326,980
                                                                         ---------        ---------
MINORITY INTEREST                                                                               280
                                                                         ---------        ---------
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 2,000,000 shares, none issued
Common stock, $.001 par value; authorized
  100,000,000 shares, issued 32,576,718 and
  32,486,718 in 1997 and 1996 respectively                                      32               32
Additional paid-in capital                                                  43,076           42,965
Treasury stock, at cost (common shares 1,940,315)                           (7,845)          (7,845)
Retained earnings                                                           68,042           64,227
Cumulative foreign currency adjustments                                       (357)             (27)
Unrealized appreciation on investments                                      10,892           11,838
Equity changes of investee company                                          (2,626)            (986)
                                                                         ---------        ---------
         Total Stockholders' Equity                                        111,214          110,204
                                                                         ---------        ---------
                 Total Liabilities and Stockholders' Equity              $ 388,102        $ 437,464
                                                                         =========        =========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                        (in thousands, except share data)

                                                          Three Months Ended June 30,            Six Months Ended June 30,
                                                        ------------------------------        -----------------------------
                                                           1997               1996                1997              1996
                                                        -----------        -----------        -----------       -----------
                                                                 (unaudited)                           (unaudited)
REVENUES:
     Premium income                                     $    13,976        $     7,112        $    28,478       $    13,740
     Investment income                                        2,728              1,606              6,102             3,371
     Realized gains on investments                              111                150              2,945               596
     Real Estate sales                                           27                                    27             1,496
     Commission and other income                                339                631                679               860
                                                        -----------        -----------        -----------       -----------
             Total revenues                                  17,181              9,499             38,231            20,063
                                                        -----------        -----------        -----------       -----------

EXPENSES:
     Loss and loss adjustment expenses                       10,019              6,325             21,538             9,097
     Policy acquisition costs                                  (141)              (516)               377            (1,993)
     Cost of real estate sales                                   21                  2                 21             1,405
     Insurance underwriting and other expenses                4,839              4,866             11,086            10,286
                                                        -----------        -----------        -----------       -----------
              Total expenses                                 14,738             10,677             33,022            18,795
                                                        -----------        -----------        -----------       -----------

     Equity in earnings of investee                             164                140                172               346
                                                        -----------        -----------        -----------       -----------
        Income (loss) from continuing operations
            before income taxes                               2,607             (1,038)             5,381             1,614

     Provision (benefit) for federal and state
          income taxes                                          725               (502)             1,659               387
                                                        -----------        -----------        -----------       -----------

              Net income (loss) from continuing
                 operations                                   1,882               (536)             3,722             1,227

     Net income (loss) from discontinued
          operations net of federal income tax
          provision (benefit) of $(24) and $4
          for the three months and $20 and
          $55 for the six months in 1997 and
          1996, respectively                                    (58)              (236)                94               (27)
                                                        -----------        -----------        -----------       -----------

     Net income (loss)                                  $     1,824        $      (772)       $     3,816       $     1,200
                                                        ===========        ===========        ===========       ===========
    Net income (loss) per common share
          (primary and fully diluted):
             Continuing operations                      $      0.05        $     (0.02)       $      0.11       $      0.04
                                                        -----------        -----------        -----------       -----------
             Discontinued operations                           0.00              (0.01)              0.00              0.00
                                                        -----------        -----------        -----------       -----------

             Net income (loss) per common share         $      0.05        $     (0.03)       $      0.11       $      0.04
                                                        ===========        ===========        ===========       ===========

    Weighted average number of shares outstanding        33,508,820         26,880,052         33,409,655        27,330,054
                                                        ===========        ===========        ===========       ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                           Six Months Ended
                                                                           ----------------
                                                                       June 30,          June 30,
                                                                          1997            1996
                                                                       ---------        ---------
OPERATING ACTIVITIES
       Net cash (used in) operating activities                         $ (23,757)       $ (4,076)
                                                                       ---------        --------

INVESTING ACTIVITIES:
       Investments purchased                                            (285,395)        (31,387)
       Investments sold                                                  118,373          20,098
       Investments matured                                               188,506           5,412
      Net sales of real estate                                                19           1,480
       Proceeds from sale of property and equipment                                           43
       Purchases of property and equipment                                  (528)           (141)
                                                                       ---------        --------
             Net cash (used in) provided by investing activities          20,975          (4,495)
                                                                       ---------        --------

FINANCING ACTIVITIES:
       Issuance of common stock                                              274
       Proceeds from sale of business                                     (2,964)
       (Purchase) issuance of treasury stock                                (163)             94
                                                                       ---------        --------
             Net cash (used in) provided by financing activities          (2,853)             94
                                                                       ---------        --------

Effect of exchange rate changes on cash                                       (1)             (2)
                                                                       ---------        --------

NET (DECREASE) IN CASH                                                    (5,636)         (8,479)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            54,916          27,208
                                                                       ---------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  49,280        $ 18,729
                                                                       =========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for:
          Income taxes                                                 $  12,650
                                                                       =========




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

      In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of June 30, 1997 and December 31, 1996 and results of operations and changes in financial position for the three and six months ended June 30, 1997 and 1996 have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

      These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations and Risks and Uncertainties contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 as filed with the SEC.

2.    ACQUISITIONS

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

      As a result of the Merger, the former shareholders of Physicians own approximately 80% of the outstanding common stock of the Company and control the Board of Directors of the Company. Accordingly, for accounting purposes, the merger has been treated as a recapitalization of Physicians with Physicians as the acquiror (i.e., a reverse acquisition). Therefore, the statements of operations and cash flows for the three and six month periods ended June 30, 1996 represent the historical results of Physicians and its subsidiaries, which is the predecessor entity.

      The Merger was accounted for under the purchase method of accounting. Financial results for the year ended December 31, 1996 include the operations of CIG as if the Merger had occurred on November 1, 1996. Financial activity for the period November 1, 1996 through November 20, 1996 was not significant.

      The excess of the fair value of the net assets acquired over the purchase price of such net assets (negative goodwill) is being amortized over a 10 year period using the straight-line method. The Company entered into a Letter of Intent in January 1997 to sell the net assets related to CIC's workers' compensation operations. The sale of the net assets related to CIC's workers' compensation operations was completed on June 30, 1997.

      The Company has accounted for the allocation of the purchase price and the net assets of CIC's workers' compensation line of business in accordance with the FASB's Emerging Issues Task Force Abstract 87-11 "Allocation of Purchase Price to Assets to be Sold" ("EITF 87-11"). Accordingly, the net assets related to CIC's workers' compensation line of business as of December 31, 1996 had been reflected on a single line item in the accompanying balance sheet as Net Assets of Acquired Business Held for Sale. The fair value assigned to such net assets was based upon management's estimate of the proceeds from the sale of CIC's workers' compensation line of business of approximately $7.7 million less the estimated loss from operations for such line of business during the expected holding period of November 1996 through April 1997 of approximately $0.5 million.

      In January 1997, the Company signed a Letter of Intent to sell the net assets related to CIC's workers' compensation business to Fremont Compensation Insurance Group. Under the terms of the Letter of Intent, the transaction was structured as a purchase of all the issued and outstanding shares of stock of CNIC. CIC has reinsured all of its workers' compensation business into CNIC and transferred all employees working on the workers' compensation business to CNIC prior to the closing. This transaction closed June 30, 1997. The adjusted purchase price for the sale of CIC's and its subsidiary CNIC's workers' compensation line of business was $7.9 million less $2.3 million in federal income taxes and $0.9 million in losses from operations of the workers' compensation line of business from November 1996 through June 1997. The federal income taxes were paid by CNIC to CIC. All amounts were paid in cash.

      The pre-tax loss from operations related to CIC's workers' compensation line of business excluded from the Company's statement of operations for the three and six months ended June 30, 1997 was approximately $700,000 and $900,000, respectively. The difference between the carrying amount of the net assets of CIC's workers compensation line of business at the date of sale and the actual proceeds from such sale will result in a reallocation of the purchase price of CIG. Such reallocation is expected to be immaterial.

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and CIG and its subsidiaries for the three and six months ended June 30, 1996 as if the acquisition of CIG and its subsidiaries occurred at the beginning of 1996, with proforma adjustments to give effect to the amortization of goodwill and the accounting for CIC's workers' compensation line of business held for sale in accordance with EITF 87-11, as discussed above (in thousands, except per share data):

                                          Three Months Ended        Six Months Ended
                                               June 30,                  June 30,
                                                1996                      1997
                                               -------                  --------
        Total Revenues                         $18,379                   $37,983
        Income before income taxes               4,931                     2,422
        Net income                               8,120                     6,232
        Net income per share                     $0.30                     $0.23


      These unaudited pro forma results have been prepared for comparative purposes and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on January 1, 1996 or of future results of operations of the consolidated entity.

      On April 23, 1997, Global Equity Corporation ("GEC") and PICO purchased Nevada Land and Resource Company, LLC ("NLRC"), owner of approximately 1,365,000 acres of deeded land in northern Nevada. The total purchase was approximately $53.7 million. GEC owns approximately 75 percent of NLRC. PICO Holdings, Inc. paid approximately $12 million for the remaining interest. GEC financed its portion of the acquisition in part by issuing to PICO a 7% debenture in the principal amount of approximately $25 million (U.S.). The debenture matures on the earlier of 180 days after the closing of the land acquisition or the closing of any public offering of common shares of GEC within 180 days. If a public offering of shares is not completed, the debenture will be convertible upon maturity into nearly 9.4 million common shares of GEC. If a public offering of shares is completed, the debenture will be convertible into the number of shares that will enable PICO to maintain its approximate 38.2% ownership interest in GEC. This offering would carry an exercise price of $2.59 (CDN) per share. See Note 8.

3.    DISCONTINUED OPERATIONS

      On June 16, 1997, Physicians announced the signing of a definitive agreement to sell its indirectly wholly-owned life and health insurance subsidiary, American Physicians Life Insurance Company ("APL") and its wholly-owned subsidiary, Living Benefit Administrators Agency, Inc. to IFS Insurance Holdings Corporation. The closing is subject to certain closing conditions, including regulatory approval and is expected to occur during the third quarter of 1997. The expected purchase price is approximately $17 million and is expected to be paid in cash.

      Because APL and its subsidiary represent a major segment of the Company's business, in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business", APL's operations for the three and six months ended June 30, 1997 have been classified as discontinued operations. Operating results for the three and six months ended June 30, 1996 have also been reclassified for comparative purposes to reflect the discontinued operations. Accordingly, the net assets of APL have been shown as a single line item in the accompanying balance sheet as "Net assets of discontinued operations."

      The fair value assigned to such net assets at June 30, 1997 of $15,804,818 was based upon the net book value of APL as of June 30, 1997 as determined on the basis of generally accepted accounting principles. The primary remaining assets and liabilities of APL as of June 30, 1997 were investments, cash and cash equivalents, and accident and health insurance reserves.

      Following is an unaudited summary of APL's stand alone financial results for the periods included as discontinued operations in the accompanying financial statements:


                                               Three Months                       Six Months
                                              Ended June 30,                      Ended June 30,
                                              --------------                      --------------
                                          1997              1996              1997             1996
                                          ----              ----              ----             ----
     Total revenues                    $1,204,071        $1,130,938        $2,779,028       $2,822,463
     Income (loss) before taxes          (122,056)         (231,955)           41,713           27,987
     Net income (loss)                    (98,000)         (236,507)           21,350          (27,243)
     Net income (loss) per share       $     0.00        $    (0.01)       $     0.00       $     0.00

4.    INVESTMENTS

      Equity securities include certain warrants to purchase the common stock of a publicly traded company. The estimated fair value of such warrants is their intrinsic value based on the quoted market price of the underlying common stock of the investee company. The estimated fair value and cost of such warrants were $20,916,235 and $240,000, respectively, as of June 30, 1997, and $14,530,957 and $240,000, respectively, as of December 31, 1996.
      On July 24, 1997, Physicians executed the warrants to purchase common stock and immediately sold those shares and recognized a gain of $26,820,938. (See Note 8)

5.    EARNINGS

      Primary net income per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the period with the average number of common stock equivalents outstanding calculated using the treasury stock method based on the average market price of the shares during the period. Fully diluted net income per share is computed on the same basis, except that, if it results in a more dilutive impact, the number of common stock equivalents related to stock options is based on the period-end market value of the shares instead of the average market value during the period. The weighted average number of shares outstanding for the three and six months ended June 30, 1996 used in the calculation of earnings per share have been recomputed to give effect to the stock exchange ratio utilized in connection with the reverse acquisition of Citation Insurance Group consummated on November 20, 1996 (Note 2).

6.    COMMITMENTS AND CONTINGENCIES

      The Company is subject to various litigation which arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

7.    RECENT ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997, including interim periods. The Company does not believe that the adoption of SFAS No. 128 will have a material impact on the computation of its earnings per share in future periods.

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments, unrealized holding gains and losses on available for sale securities, and equity changes of investee company that are currently being presented by the Company as a component of stockholders' equity.

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

8.    SUBSEQUENT EVENTS

      On July 30, 1997, the Company acquired an additional 6,616,218 common shares (or approximately 11.6% of the issued and outstanding shares) of GEC from MacKenzie Financial Corporation at a price of $11.4 million (U.S.) or $2.38 (CDN) per share. After giving effect to this transaction, PICO owns 49.9% of GEC.

      On August 6, 1997, GEC announced that it had filed its final short form prospectus in all the provinces of Canada in relation to an offering of 24,160,054 common shares. GEC anticipates raising approximately $62.6 million (CDN) through the offering. The net proceeds of the offering will be used to repay indebtedness incurred by GEC in connection with its acquisition of an approximate 75% interest in NLRC and for GEC's ongoing investment activities and general working capital purposes. The Company has agreed to subscribe for 13,586,143 common shares of GEC in connection with the offering. After giving effect to this offering, the Company will own approximately 51.79% of the outstanding shares of GEC. The acquisition of these additional shares by the Company is expected to take place in mid- to late August this year.

      On July 24, 1997, Physicians exercised 983,150 warrants to purchase that number of shares of common stock of Resource America, Inc. ("REXI"). Physicians immediately sold these shares upon exercise of the warrants for a gain of approximately $27,000,000 (Note 4). Physicians has also received early payment in full from REXI of a promissory note due May 25, 2004. REXI paid off the promissory note in the principal amount of $8,000,000 plus accrued interest. Physicians made the loan to REXI in May 1994.

      On August 11, 1997, the Internal Revenue Service concluded its examination of the Company's 1993 through 1995 federal income tax returns. Adjustments to the Company's tax returns for prior periods principally represent timing differences and as such did not have a material impact on current year financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Background," "Results of Operations - Three and Six months ended June 30, 1997 and 1996," "Liquidity and Capital Resources," and "Risk Factors and Uncertainties." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's registration statement on Form S-4 (File No. 333-06671), which was declared effective on October 3, 1996.

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

            BACKGROUND

            Prior to July 16, 1995, the effective date of Physicians' and The Professionals Insurance Company's ("PRO")'s 100% quota share reinsurance of their medical professional liability ("MPL") businesses with Mutual Assurance, Inc. ("Mutual") and the subsequent sale of the rights to these MPL books of business, effective January 1, 1996, the Physicians Insurance Company of Ohio group of affiliated companies consisted primarily of two property and casualty insurance companies writing MPL insurance (Physicians and PRO) and one life and health insurance company -- American Physicians Life Insurance Company ("APL"). For various reasons, in November 1994, the respective boards of directors of Physicians and PRO determined that it was in the best interests of Physicians and PRO and their respective shareholders to sell their MPL insurance businesses. This sale was part of an overall shift in the strategic direction of Physicians and PRO.

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

            On November 20, 1996, Physicians and its subsidiaries merged with a subsidiary of Citation Insurance Group ("CIG") and CIG changed its name to PICO Holdings, Inc. This reverse merger brought two more California property and casualty insurance companies into the affiliated group: Citation Insurance Company ("CIC") and Citation National Insurance Company ("CNIC"), collectively referred to as "Citation". This merger also provided a non-insurance holding company able to engage in portfolio investing and other activities with fewer restrictions than those imposed upon insurance companies.

            On April 23, 1997, PICO and GEC announced the completion of the purchase of Nevada Land and Resource Company, LLC ("NLRC"), owner of approximately 1,365,000 acres of land in northern Nevada. GEC owns 75% of NLRC and PICO owns 25%.

            See Note 8 to these Consolidated Financial Statements for additional information regarding events affecting PICO subsequent to June 30, 1997.

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

            RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

            SUMMARY

            PICO reported net income of approximately $1.8 million or $0.05 per share for the three months ended June 30, 1997, compared with a net loss of approximately $772,000, or a loss of $0.03 per share during the second quarter of 1996. For the first six months of 1997, net income was $3.8 million, or $0.11 per share, versus net income of approximately $1.2 million, or $0.04 per share, during the first six months of 1996. Period-to-period comparisons are somewhat distorted due to the additions of the Citation group effective November 20, 1996 ("the Merger"). The former Citation Insurance Group of companies added approximately $0.4 million and $0.7 million to consolidated net income during the second quarter and first six months of 1997, respectively. Prior year per share figures have been adjusted to reflect the Merger. Prior year amounts reflected in PICO's financial statements exclude the operating results and financial condition of the former Citation Insurance Group for periods prior to the Merger.

            Adjusted book value per share increased to $3.63 as of June 30, 1997, up $0.02 from $3.61 at December 31, 1996. During the first six months of 1997, shareholders' equity increased $1.0 million over the December 31, 1996 level to $111.2 million, principally as a result of $3.8 million in net income, partially offset by a $900,000 decline in unrealized appreciation of securities, net of tax, mostly due to the realization of investment gains during the first quarter of 1997. Shareholders' equity was further reduced by approximately $1.6 million due to a reduction in PICO's equity in GEC, much of which arose from a non-recurring adjustment to the method used by PICO to calculate its equity in GEC. This adjustment was recorded during the second quarter. Shareholders' equity declined less than $600,000 during the second quarter of 1997, having been negatively impacted by these same factors.

            Net realized investment gains accounted for more than $2.9 million of pre-tax income during the first six months of 1997, $111,000 of which was incurred during the second calendar quarter. In comparison, $596,000 and $150,000 of investment gains were realized during the first six months and second quarter of 1996, respectively.

            A pre-tax $3.5 million reduction in medical professional liability reserves due to favorable claims experience helped to improve 1996 financial results. Routine actuarial claims reserve studies are currently underway to provide a preliminary indication of the adequacy of current reserve levels.

            Second quarter 1997 results include $155,000 from the amortization of negative goodwill related to the November 20, 1996 merger between Physicians and the former Citation Insurance Group. Approximately $6.1 million of negative goodwill will increase pre-tax revenues by approximately $620,000 each year through the year 2006.

            PICO's operations are organized into four segments: portfolio investing, property and casualty, medical professional liability insurance, and other operations. Life and health insurance operations are shown as discontinued operations pending closing of the sale of the Company's wholly-owned subsidiary, American Physicians Life Insurance Company.

            Revenues and pre-tax income by segment are shown in the following schedules:

                                                                       Three Months              Six Months
                                                                      Ended March 31,          Ended June 30,
                                                                      ---------------          --------------
                                                                     1997        1996        1997         1996
                                                                     ----        ----        ----         ----
                                                                                      (in millions)
            Revenues by Business Segment:

                       Portfolio Investing                           $ 0.6       $ 0.2       $ 3.8       $ 0.7

                       Property and Casualty Insurance                15.1         6.4        31.7        11.0
                       Medical Professional Liability Insurance        1.4         2.6         2.4         6.4
                       Other                                           0.1         0.3         0.3         1.9
                                                                     -----       -----       -----       -----
                                    Total Revenues                   $17.2       $ 9.5       $38.2       $20.0
                                                                     =====       =====       =====       =====

                                                                           Three Months             Six Months
                                                                          Ended June 30,          Ended June 30,
                                                                          --------------          --------------
                                                                        1997          1996       1997       1996
                                                                        ----          ----       ----       ----
                                                                                        (in millions)
            Pre-Tax Income (Loss) by Business Segment:

                         Portfolio Investing                           $  --        $(0.4)      $ 2.8       $(0.4)

                         Property and Casualty Insurance                 2.0          0.1         2.9        (0.1)

                         Medical Professional Liability Insurance        0.9         (0.7)        0.2         2.3

                         Other                                          (0.3)        (0.1)       (0.5)       (0.2)
                                                                       -----        -----       -----       -----
                                      Total Pre-Tax Income (Loss)      $ 2.6        $(1.1)      $ 5.4       $ 1.6
                                                                       =====        =====       =====       =====

            PORTFOLIO INVESTING

            Investment revenues and realized investment gains or losses generated by Physicians and PRO are first allocated to MPL equal to the amount of loss reserve discount accretion recorded during the period. The remainder is shown as portfolio investing revenue. PICO Holdings, Inc. also contributes to portfolio investing operations through the investments in its own portfolio.

            For a number of reasons, including the existence of an experienced claims department and Physicians' success in managing invested assets, it was decided that it would be more advantageous for Physicians to manage the assets remaining at the cessation of writing MPL business than to sell off or fully reinsure the reserves. As a result, assets are managed for maximum overall return, within prudent safety guidelines. Assets are not designated on an individual security basis as either MPL or portfolio investing. As a result, Physicians' invested assets produce income in both MPL and portfolio investing segments.

            Second quarter portfolio investing revenues were approximately $600,000, an increase of nearly $400,000 over the second quarter of 1996. This increase was primarily attributable to a $384,000 decrease in loss reserve discount accretion from the higher second quarter 1996 amount. For the first six months of 1997, portfolio investing revenues were $3.8 million, up $3.1 million over the same 1996 period. A $2.4 million increase in realized investment gains in 1997 accounted for most of the increase in revenues for the first six months, accompanied by $700,000 increase in investment income principally resulting from a $767,000 decrease in loss reserve discount accretion. Loss reserve discount accretion will continue to decline as the level of MPL claims diminishes.

            Portfolio investing revenues are summarized below:


                               PORTFOLIO INVESTING


                                                                    Three Months          Six Months
                                                                    Ended June 30,       Ended June 30,
                                                                    --------------       --------------
                                                                   1997       1996       1997       1996
                                                                   ----       ----       ----       ----
                                                                                (in millions)
      Portfolio Investing Revenues:

                   Realized Investment Gains                       $0.1       $0.1       $2.7       $0.3

                   Investment Income                                0.5        0.1        1.1        0.4
                                                                   ----       ----       ----       ----
                                Portfolio Investing Revenues       $0.6       $0.2       $3.8       $0.7
                                                                   ====       ====       ====       ====

            Net unrealized investment gains at June 30, 1997 amounted to $10.9 million, net of taxes, down $946,000 from the December 31, 1996 level. Part of this decline resulted from the conversion of unrealized investment gains to realized investment gains during the first quarter as a result of the sale of Physicians' holdings in its AmVestors Financial Corporation ("AmVestors") common stock at a gain of $1.3 million, net of tax. Unrealized investment gains, net of taxes, attributable to AmVestors at December 31, 1996 were $1.2 million. Unrealized investment gains decreased approximately $600,000 during the second quarter of 1997, net of taxes.

            The reported unrealized investment gains do not include all of the appreciation of Physicians' investment in GEC common stock, since GEC is recorded on Physicians' books at GEC's equity value which, per share, is less than the fair market value of the GEC stock.

            Management believes its new strategic focus is succeeding as well as or better than expected. Nevertheless, while past results are very encouraging, future results cannot and should not be predicted based upon past performance alone.

            Portfolio investing operations contributed $2.8 million to pre-tax income during the first six months of 1997, compared to a $400,000 loss during the comparable 1996 period. Increased realized investment gains in the first quarter of 1997 accounted for nearly all the fluctuation between years. For the second quarter, pre-tax portfolio investing income amounted to a break-even, compared to a $400,000 loss during the 1996 second quarter. Nearly all of this improvement was due to the reduced level of loss reserve discount accretion discussed above.

            The breakdown of pre-tax income from portfolio investing operations follows:

                                                                                Three Months           Six Months
                                                                               Ended June 30,        Ended June 30,
                                                                               --------------        --------------
                                                                            1997         1996       1997        1996
                                                                            ----         ----       ----        ----
                                                                                           (in millions
          Portfolio Investing Pre-Tax Income:

                       PICO Holdings, Physicians and PRO                     $(0.2)      $(0.7)      $2.6       $(1.0)


                       Equity in Unconsolidated Subsidiaries                  0.2         0.1         0.2        0.3


                       Other                                                   --         0.2          --        0.3
                                                                             -----       -----       ----       -----

                                    Portfolio Investing Pre-Tax
                                      Income (Loss)                          $ --        $(0.4)      $2.8       $(0.4)
                                                                             =====       =====       ====       =====

            Equity in unconsolidated subsidiaries represents Physicians' share of GEC's operating income, in addition to that of the recently acquired 25 percent interest in Nevada Land and Resource Company.

            PROPERTY AND CASUALTY INSURANCE

            Sequoia, CIC and CNIC currently account for all of the ongoing property and casualty ("P & C") insurance revenues. These companies predominately write light commercial and multi peril insurance coverage in central and northern California. CNIC will no longer be a part of the group after June 30, 1997 following the sale of the company. Since CIC and CNIC became part of the group in November 1996, their activities are not included in PICO's 1996 results. Sequoia, however, has been part of the group since August 1995.

            Total P&C revenues for the first half of 1997 of $31.7 million surpasses those of the same 1996 period by $20.7 million. Of this $20.7 million increase, CIC and CNIC added $12.9 million, accompanied by a $5.4 million increase in Sequoia's earned premiums. Investment income rose $2.5 million during the same period, nearly $2.0 million of which was attributable to Citation.

                         PROPERTY AND CASUALTY INSURANCE


                                               Three Months            Six Months
                                              Ended June 30,          Ended June 30,
                                              --------------          --------------
                                             1997        1996       1997        1996
                                             ----        ----       ----        ----
                                                         (in millions)
      P&C Revenues:
      Earned Premiums-Sequoia               $ 8.0       $ 5.8       $15.3       $ 9.9
      Earned Premiums-Citation                5.7          --        12.9          --
      Investment Income                       1.2         0.2         2.9         0.4
      Realized Investment Gains                --         0.1         0.2         0.3
      Other                                   0.2         0.3         0.4         0.4
                                            -----       -----       -----       -----
                   Total P&C Revenues       $15.1       $ 6.4       $31.7       $11.0
                                            =====       =====       =====       =====

                                                          Three Months          Six Months
                                                          Ended June 30,        Ended June 30,
                                                          --------------        --------------
                                                         1997       1996       1997       1996
                                                         ----       ----       ----       ----
                                                                       (in millions)
      P&C Pre-tax Income (Loss):
      Sequoia Insurance Company                          $1.5       $0.1       $2.0       $(0.1)
      Citation Insurance Company                          0.5         --        0.9         --
                                                         ----       ----       ----       -----
                   Total P&C Pre-Tax Income (Loss)       $2.0       $0.1       $2.9       $(0.1)
                                                         ====       ====       ====       =====


            P&C pre-tax income expanded by $3.0 million during the first six months of 1997 as compared to the first six months of 1996. Sequoia provided approximately $2.1 million of this growth over the previous period, while Citation added $900,000 to the 1997 total. During the second quarter of 1997, P&C revenues of $15.1 million represented an $8.7 million increase over the same 1996 quarter. CIC and CNIC provided $5.7 million of this increase, with Sequoia adding an additional improvement of $2.2 million. Investment income increased nearly $1.0 million as compared to the second quarter of 1996, principally as a result of the addition of CIC and CNIC.

            Although Sequoia's earned premiums increased $5.4 million during the first half of 1997, direct written premiums actually declined. The reduction in direct premium writings reflect the increased underwriting selectivity of Sequoia's new management team. Sequoia stresses quality of business over quantity. As policies come up for renewal, they are reviewed carefully by underwriting management for excessive loss experience and unwanted risks. New policy writings have been less than expected, largely due to increased competition, and have not offset renewal policies canceled or non-renewed. The loss of renewal policies with higher loss ratios and greater exposures to risk may improve Sequoia's loss ratios in the future. Nevertheless, there can be no assurance that Sequoia will be successful in reducing its policies with higher loss ratios or that its loss ratios will improve in the future.

            Property and casualty insurance operations produced pre-tax income of $2.9 million during the first six months of 1997 as compared to a loss of $100,000 during the first half of 1996. Of this $3.0 million increase, $2.1 million was attributable to Sequoia and $900,000 to Citation.

            Industry ratios as determined on the basis of generally accepted accounting principles ("GAAP") for Sequoia and Citation are shown below:

                                                First Half of 1997
                                                ------------------
                                            Sequoia             Citation
                                            -------             --------
        Loss and LAE Ratio                    58.9%                83.8%
        Underwriting Expense Ratio            37.9%                26.0%
                                              ----                -----
        Combined Ratio                        96.8%               109.8%
                                              ====                =====


            A combined ratio of 100% indicates that insurance operations are breaking even without the aid of investment income.

            Despite Sequoia's increased incidence of reported claims during the first quarter of 1997 resulting from the impact of heavy California flooding, the six months loss and Loss Adjustment Expense ("LAE") ratio was much improved over the 1996 year end ratio of 62.9%. Although reported claims were much greater than normal during the first quarter of 1997, the severity of these claims was much less than originally anticipated. Sequoia's year-end 1996 combined ratio was 100.9%.

            Citation's loss and LAE ratios are consistently higher than those of Sequoia, reflective of the tighter underwriting standards employed by Sequoia. Citation's new and renewal books of business are being subjected to these much tighter underwriting standards in an effort to improve Citation's loss and LAE ratios over time. Citation's underwriting expense ratio appears to be much lower than Sequoia's, but has been reduced by a GAAP adjustment amortizing a prior deficiency reserve for deferred acquisition costs from its property and casualty business.

            MPL OPERATIONS

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

            Revenues from MPL operations included the following:


                    MEDICAL PROFESSIONAL LIABILITY INSURANCE


                                                             Three Months           Six Months
                                                            Ended June 30,         Ended June 30,
                                                            --------------         --------------
                                                            1997       1996       1997       1996
                                                            ----       ----       ----       ----
                                                                       (in millions)
            MPL Insurance Revenues:

            Earned Premiums                                 $0.3       $1.3       $0.3       $3.9
            Investment Income, Net of Expenses               1.1        1.3        2.1        2.5
                                                            ----       ----       ----       ----
                         Total MPL Insurance Revenues       $1.4       $2.6       $2.4       $6.4
                                                            ====       ====       ====       ====

                                                              Three Months            Six Months
                                                             Ended June 30,          Ended June 30,
                                                             --------------          --------------
                                                            1997        1996        1997      1996
                                                            ----        ----        ----      ----
                                                                         (in millions)
            MPL Insurance Pre-Tax Income (Loss):

                         Physicians and PRO                 $0.9        $(0.7)      $0.2      $2.3
                                                            ====        =====       ====      ====

            Since the withdrawal of Physicians and PRO from personal automobile and homeowners lines of business in the late 1980's, MPL has been these two companies' only sources of significant insurance premiums. The decline in earned premium from $3.9 million during the first half of 1996 to $300,000 during the first half of 1997 is a result of the withdrawal from the MPL line of business beginning with the 100 percent quota share treaty with Mutual effective July 16, 1995.

            The following table shows the decline in Physicians' and PRO's direct written premiums over the past five years:

              1996         1995           1994          1993      1992
              ========================================================
                                      (in millions)
              $0.2         $22.6          $28.0         $37.6    $52.6

            The decline in direct written premiums shown above is reflective of the increasing competitive pressures within Ohio which, among other factors, led Physicians and PRO to increase premium rates, to be more selective in underwriting and, ultimately, to withdraw from the MPL line of business.

            MPL premiums continued to be earned during 1996 based upon premiums written prior to July 16, 1995, the effective date of the 100 percent quota share treaty with Mutual. Very few MPL premiums will be earned in 1997. Investment income revenues will continue to accrue to the MPL runoff.

            MPL insurance revenues amounted to $2.4 million during the first half of 1997 compared to $6.4 million during the comparable 1996 period. A decline in earned premiums between the two periods of $3.6 million accounted for most of this $4.0 million decline in MPL insurance revenues. Investment income declined approximately $400,000 during the same periods as a result of the reduced level of MPL claims and the associated loss reserve discount accretion being allocated to MPL insurance. For the second quarter, 1997 MPL insurance revenues decreased $1.2 million as compared to the same period in 1996. As was true for the six months, earned premiums and investment income both declined compared to the same quarter in the prior year for the same reasons.

            MPL operations produced pre-tax income of approximately $200,000 during the first half of 1997 compared to $2.3 million during the same 1996 period. Greatly reduced earned premiums, somewhat lower investment income, and certain non-recurring expense accruals associated with the runoff of the MPL business were responsible for this decline between years. The first half of 1996 also received the benefit of a pre-tax $3.5 million MPL reserve reduction due to favorable claim experience. No reserve adjustments have thus far been made for 1997, although routine actuarial reserve reviews are underway.

            For the second quarter, 1997 results improved $1.6 million over those of the second quarter of 1996 producing pre-tax income of approximately $900,000 in the 1997 second quarter. Second quarter 1996 results were depressed by some unusual adjustment to claims and premiums, accompanied by a number of non-recurring expenses.

            Physicians' claims department staff continues to process the runoff of the remaining MPL loss and loss adjustment expense claims which is progressing routinely. At June 30, 1997, MPL reserves totaled $100.8 million, net of reinsurance and discount. This compares to $112.9 million at December 31, 1996. MPL loss and LAE reserves continue to decline as a result the disposition of claims.

                      MPL INSURANCE - LOSS AND LAE RESERVES


                                          As of June 30,        As of December 31,
                                               1997                     1996
                                          --------------        ------------------
                                                        (in millions)
            Direct Reserves                   $144.8                   $151.2
            Ceded Reserves                    (33.6)                   (33.3)
            Discount of Net Reserves          (10.4)                   (12.2)
                                              ------                   ------
                  Net MPL Reserves            $100.8                   $112.9
                                              ======                   ======


            OTHER OPERATIONS

            Other operations consist principally of Summit Global Management's ("Summit") investment management operations, the wind down of Raven Development Company's ("Raven") real estate development projects, and various other activities as summarized below:

                                OTHER OPERATIONS


                                                            Three Months             Six Months
                                                           Ended June 30,           Ended June 30,
                                                           --------------           --------------
                                                          1997        1996        1997        1996
                                                          ----        ----        ----        ----
                                                                        (in millions)
       Revenues from Other Operations:

       Real Estate Development                             0.1          --         0.1         1.5
       Investment Management Services                      0.3         0.2         0.6         0.4
                    Less: Intercompany Charges            (0.3)       (0.1)       (0.4)       (0.2)
       Other                                                --         0.2          --         0.2
                                                          ----        ----        ----        ----
                    Total Other Operations Revenues       $0.1        $0.3        $0.3        $1.9
                                                          ====        ====        ====        ====

                                                           Three Months              Six Months
                                                           ------------              ----------
                                                           Ended June 30,          Ended June 30,
                                                          1997       1996         1997        1996
                                                          ----       ----         ----        ----
                                                                      (in millions)
      Pre-Tax Income from Other Operations:

      Real Estate Development                               --          --          --          --
      Investment Management Services                     $ 0.1       $  --       $ 0.2       $ 0.1
                   Less: Intercompany Charges             (0.3)       (0.1)       (0.3)       (0.2)
      Other                                               (0.1)         --        (0.4)       (0.1)
                                                         -----       -----       -----       -----
                   Other Operations Pre-Tax (Loss)       $(0.3)      $(0.1)      $(0.5)      $(0.2)
                                                         =====       =====       =====       =====

            Revenues from other operations decreased from $1.9 million during the first half of 1996 to $300,000 during the first six months of 1997. Nearly all of this decline resulted from a sharp downturn in real estate sales of PICO's real estate subsidiary, Raven. Very few lots remain in Raven's real estate inventory as a result of its withdrawal from the real estate development business. Raven's real estate activity is now minimal and will generally consist of selling off the few remaining lots owned.

            Investment management revenues and operating income from Summit, before elimination of intercompany transactions, increased over the comparable 1996 periods. Summit revenues have increased due to additional clients and competitive portfolio management fees charged to the insurance companies.

            Other operations produced a $500,000 pre-tax loss for the six months ended June 30, 1997 compared to a pre-tax loss of $200,000 during the comparable 1996 period. A pre-tax loss of $300,000 was recognized during the second quarter of 1997 versus a $100,000 loss during the second quarter of 1996.

            Under the category of "Other," Stonebridge Partners AG ("Stonebridge"), a Swiss corporation owned by Physicians which brokered annuities and other insurance products within Europe, produced a pre-tax loss of approximately $371,000 during the first six months of 1997 compared to a $204,000 loss during the first half of 1996. Stonebridge began operations in late 1995, resulting in significant start-up costs in 1995, which continued into 1996. For various reasons, Stonebridge was unsuccessful in marketing their brokerage business, as well as in collecting accounts which they believe are due them from clients. Management took steps to limit additional downside exposure and to close Stonebridge's operations. Additional operating losses will most likely be incurred in 1997 as a result of Stonebridge. CLM Insurance Agency contributed $89,000 to pre-tax income during the second quarter and first half of 1996 and was relatively inactive in 1997.

            DISCONTINUED OPERATIONS--LIFE AND HEALTH INSURANCE

            APL, Physicians' wholly-owned life insurance subsidiary, produced revenues of $2.8 million and pre-tax income of $114,000 during the first six months of 1997. This compares to $2.8 million in revenues and $28,000 in income for the first six months in 1996. Pre-tax income excludes charges for investment management services provided by Summit which have been eliminated on a consolidated basis. These charges amounted to approximately $73,000 for the first six months of both 1997 and 1996.

            Second quarter 1997 revenues were $1.2 million compared to second quarter 1996 revenues of $1.1 million. The 1997 second quarter resulted in a pre-tax loss of $82,000 compared to a pre-tax loss of $232,000 during the same 1996 period, after eliminating intercompany charges for investment management services provided by Summit. These charges were approximately $20,000 and $33,000 for the second quarters of 1997 and 1996, respectively. APL has been concentrating its efforts on its unique critical illness product "Survivor Key" during the past several years. This life insurance product combines the benefits of a lump sum cash payout upon the diagnosis of certain critical illnesses with a death benefit. Gross written premiums for Survivor Key have increased from $96,000 in 1994 to $257,000 in 1995, and $547,000 in 1996.

            PICO has entered into a binding agreement to sell APL subject to certain closing conditions. Closing is expected to take place during the third quarter of this year. See note 3, "Discontinued Operations," of the accompanying financial statements for additional information regarding the pending sale of APL and its subsidiary.

            RISK FACTORS AND UNCERTAINTIES

            In addition to the risks and uncertainties discussed in the preceding sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations," the following risk factors are also inherent in the Company's business operations:

            CHANGE IN STRATEGIC DIRECTION. In late 1994, Physicians began the process of changing its strategic direction from the operation of an MPL insurance business to investing in businesses which PICO believes are undervalued or will benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with existing PICO operations. Accordingly, in January 1995, Physicians reactivated its investment advisory subsidiary, Summit; in August 1995 Physicians acquired Sequoia and entered new lines of property and casualty insurance; in August 1995 Physicians sold its MPL insurance business; in September 1995 Physicians purchased 38.2% of GEC, a Canadian corporation active in international investment banking, agricultural services, water rights, and other businesses; in 1996 Physicians acquired control of Citation Insurance Group ("CIG") pursuant to the Merger; in April 1997 PICO acquired 25% ownership of Nevada Land and Resource Company which owns approximately 1,365,000 acres of deeded land in northern Nevada; and in June 1997 PICO sold its workers' compensation business. Due to the Company's limited experience in the operation of the businesses of each of these subsidiaries, which currently constitute a substantial portion of the Company's operations, there can be no assurance as to the future operating results of the Company or the recently acquired businesses of the Company.

            The Company will continue to make selective investments for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This could involve the restructuring of the financing or management of the entities in which the Company invests and initiating and facilitating mergers and acquisitions. This business strategy has only recently been implemented, however, and it is not fully reflected in prior years' financial statements, nor are the financial statements indicative of possible results of this new business strategy in the future. Shareholders are relying on the experience and judgment of the Company's management to locate, select and develop new acquisition and investment opportunities. There can be no assurance that sufficient opportunities will be found or that this business strategy will be successful. Failure to successfully implement this strategy may negatively impact the business and financial condition and results of operations of the Company.

            Application of Physicians' new strategy since 1995 has resulted in a greater concentration of equity investments held by Physicians, and, consequently, the Company. Market values of equity securities are subject to changes in the stock market, which may cause the Company's shareholders' equity to fluctuate from period to period. At times, the Company may come to hold securities of companies for which no market exists or which may be subject to restrictions on resale. As a result, periodically, a portion of the Company's assets may not be readily marketable.

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

            Cash flow needed to fund the day-to-day operations and the payment of claims and claims expenses will be provided by investment income, lease income, and proceeds from the sale or maturity of securities. Physicians and PRO have established reserves to cover losses and loss adjustment expense ("LAE") on claims incurred under the MPL policies issued or renewed to date. The amounts established and to be established by Physicians and PRO for loss and LAE reserves are estimates of future costs based on various assumptions and, in accordance with Ohio law, have been discounted (adjusted to reflect the time value of money). These estimates are based on actual and industry experience and assumptions and projections as to claims frequency, severity and inflationary trends and settlement payments. In accordance with Ohio law, Physicians and PRO annually obtain a certification that their respective reserves for losses and LAE are adequate from an independent actuary. Physicians and PRO also obtain a concurring actuarial opinion. Physicians' and PRO's reserves for losses and LAE for prior years developed favorably in 1994, and these reserves were decreased by $12.7 million in 1994. Reserves also developed favorably in 1995; however, accretion of reserve discount exceeded the amount of favorable development and retroactive reinsurance, resulting in a $3.2 million increase in liabilities for prior years' claims. As a result of continued favorable claims experience, reserves for prior years' claims were further reduced in the first and fourth quarters of 1996. Management believes that the reserving methods and assumptions are reasonable and prudent and that Physicians' and PRO's reserves for losses and LAE are adequate. Due to the inherent uncertainties in the reserving process there is a risk, however, that Physicians' and PRO's reserves for losses and LAE could prove to be inadequate which could result in a decrease in earnings and shareholders' equity. Adverse reserve development can reduce statutory surplus or otherwise limit the growth of such surplus

            Under Ohio law the statute of limitations is one year after the cause of action accrues. Also under Ohio law there is a four-year statutory time bar; however, this has been construed judicially to be unconstitutional in situations where the plaintiff could not have reasonably discovered the injury in that four-year period. Claims of minors must be brought within one year of the date of majority.

            LOSS RESERVE EXPERIENCE. The inherent uncertainties in estimating loss reserves are greater for some insurance products than for others, and are dependent on the length of the reporting tail associated with a given product, the diversity of historical development patterns among various aggregations of claims, the amount of historical information available during the estimation process, the degree of impact that changing regulations and legal precedents may have on open claims, and the consistency of reinsurance programs over time, among other things. Because MPL and commercial casualty claims may not be fully paid for several years or more, estimating reserves for such claims can be more uncertain than estimating reserves in other lines of insurance. As a result, precise reserve estimates cannot be made for several years following a current accident year for which reserves are initially established.

            There can be no assurance that the insurance subsidiaries in the group have established reserves adequate to meet the ultimate cost of losses arising from such claims. It has been necessary, and will over time continue to be necessary, for the insurance companies to review and make appropriate adjustment to reserves for estimated ultimate losses, LAE, future policy benefits, claims payables, and annuity and other policyholder funds. To the extent reserves prove to be inadequate, the insurance companies would have to adjust their reserves and incur a charge to earnings, which could have a material adverse effect on the financial results of the Company.

            REINSURANCE RISKS. Prior to the June 30, 1997 sale of CNIC, all of CNIC's existing insurance risks and claims liabilities, except for those insuring workers' compensation, were transferred to CIC through reinsurance treaties in order to effect the sale of CNIC and the Company's workers' compensation business. As with other P & C insurers, CIC's and Sequoia's operating results and financial condition can be adversely affected by volatile and unpredictable natural and man-made disasters, such as hurricanes, windstorms, earthquakes, fires, and explosions. CIC and Sequoia generally seek to reduce their exposure to such events through individual risk selection and the purchase of reinsurance. CIC's and Sequoia's estimates of their exposures depend on their views of the possibility of a catastrophic event in a given area and on the probable maximum loss to the insurance companies should such an event occur. While CIC and Sequoia attempt to limit their exposure to acceptable levels, it is possible that an actual catastrophic event or multiple catastrophic events could significantly exceed the probable maximum loss previously assumed, resulting in a material adverse effect on the financial condition and results of operations of the Company.

            The future financial results of the insurance subsidiaries could be adversely affected by disputes with their respective reinsurers with respect to coverage and by the solvency of such reinsurers. None of the Company's insurance subsidiaries is aware of actual or potential disputes with any of their respective reinsurers that could materially and adversely impact the financial results of the Company, or is aware of any insolvent reinsurer whose current obligations to CIC, Physicians, PRO, APL, or Sequoia are material to such companies.

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

            There can be no assurance that significant increases with respect to the reserves for the P & C business will not be necessary in the future, that the level of reserves for CIG's insurance subsidiaries will not be volatile in the future, or that any such increases or volatility will not have an adverse effect on Citation's operating results and financial condition.

            COMPETITION. There are several hundred P & C insurers licensed in California, many of which are larger and have greater financial resources than CIC, and Sequoia; offer more diversified types of insurance coverage; have greater financial resources and have greater distribution capabilities than the insurance companies of the group.

            A.M. BEST RATINGS. A.M. Best ("Best") has recently assigned Sequoia a rating of B++ (Very Good) and APL has had a Best rating of B+ (Very Good) since 1983. CIC is currently rated B- (Adequate) by Best. Physicians and PRO are currently rated, and have been for a number of years, NR-3 (rating procedure inapplicable). Best's ratings reflect the assessment of A.M. Best and Company of the insurer's financial condition, as well as the expertise and experience of management. Therefore, Best ratings are important to policyholders. Best ratings are subject to review and change over time. Failure to maintain or improve their Best ratings could have a material adverse effect on the ability of the insurance companies to write new insurance policies, as well as potentially reduce their ability to maintain or increase market share. Management believes that many potential customers will not insure with an insurer that carries a Best rating of less than B+, and that customers who do so will demand lower rate structures. There can be no assurance that any of the insurance companies' ratings will be maintained or increased.

            CYCLICAL NATURE OF THE P&C INDUSTRY. The P & C insurance industry has been highly cyclical, and the industry has been in a cyclical downturn over the last several years due primarily to premium rate competition, which has resulted in lower profitability. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of surplus in the industry. The level of surplus in the industry varies with returns on invested capital and regulatory barriers to withdrawal of surplus. Increases in surplus have generally been accompanied by increased price competition among P & C insurers. The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including natural disasters, fluctuations in interest rates, and other changes in the investment environment which affect market prices of insurance companies' investments and the income from those investments. Inflationary pressures affect the size of losses and judicial decisions affect insurers' liabilities. The demand for P & C insurance can also vary significantly, generally rising as the overall level of economic activity increases and falling as such activity decreases.

            INSURANCE COMPANY CAPITAL AND SURPLUS TESTING. In the past few years, the NAIC has developed risk-based capital ("RBC") measurements for both property and casualty and life insurers. The measures provide the various state regulators with varying levels of authority based on the adequacy of an insurer's RBC. The State of Ohio enacted the NAIC's RBC rules effective March 3, 1996. However, disclosure of each company's RBC adequacy was required to be reported in their statutory annual statements filed with the various departments of insurance for 1994 and 1995. At December 31, 1996, the PICO, PRO, APL, and Sequoia annual statements reported more than adequate RBC levels.

            LIQUIDITY AND CAPITAL RESOURCES

            Cash, cash equivalents, and short-term investments decreased by $5.6 million to $49.3 million at June 30, 1997 from $54.9 million at December 31, 1996. This decrease was not due to any one identifiable event, but rather to a number of events, including the normal operating activities of the companies. Net cash used in operating activities and financing activities exceeded funds provided by investing activities.

            Much of the cash used by operating activities is consumed through the normal payment of MPL claims. The only significant source of operating cash inflow for MPL operations is investment income, which is normally far less than the cash required in the payment of claims. To fund these operating cash shortfalls, investments have been liquidated as necessary.

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

            Nevertheless, timing and amounts of claims payments can only be estimated until they actually occur. Actual payouts may differ substantially from estimates. Although invested assets are managed to mature or liquidate according to expected payout projections, at times, in response to abnormal funding demands, some invested assets may need to be sold at inopportune times during periods of decline in the stock market or declines in the market values of the individual securities. Such forced sales should occur infrequently and only under extreme circumstances; however, this cannot be guaranteed.

            Additional funds of approximately $4.7 million were provided through the sale of CNIC, including all of the workers' compensation business of CNIC and CIC. This transaction closed on June 30, 1997.

            Significant additional uses of funds during the first half of 1997 included:

            - The purchase by PICO of a 25% ownership in Nevada Land and Resource Company at an approximate cost of $12 million. The transaction closed on April 23, 1997.

            - The purchase of a debenture for approximately $25 million from GEC on April 23, 1997 to help finance GEC's acquisition of a 75% interest in Nevada Land and Resource Company.

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

            In addition to the proceeding, the following events have occurred or are expected to occur in the near future:

            - The sale of the Company's life and health insurance subsidiary, APL, is expected to close in the third quarter, providing $17 million in additional cash inflow.

            - On July 25, 1997, the Company announced the exercise of its Resource America, Inc. warrants and the immediate sale of the newly acquired Resource America, Inc. common stock for a gain of approximately $27 million. Resource America also paid off a promissory note held by PICO in the amount of $8 million plus accrued interest.

            - Only July 30, 1997, PICO and its subsidiaries announced that they had acquired an additional approximate $11.6% ownership in GEC at a cost of approximately $11.4 million

            At June 30, 1997, the Company had no significant commitments for future capital expenditures, other than in the ordinary course of business and to provide certain funding for Stonebridge, which has subsequently been limited. The Company has also committed to maintain Sequoia's capital and statutory policyholder surplus level at a minimum of $7.5 million. The Company has also committed to make every attempt to maintain Sequoia's Best rating at or above B++ (Very Good), which may at some time in the future require additional infusions into Sequoia by the Company.

                           PART II: OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders:

         The Company held its Annual Meeting of Stockholders on June 5, 1997. Out of 27,914,703 shares of Common Stock entitled to vote at such meeting, there were present or by proxy 25,581,549 shares. At the Annual Meeting, the stockholders of the Company approved the following matter:

         (a) The election of S. Walter Foulkrod, III, Esq., Richard D. Ruppert, MD, and Dr. Gary H. Weiss as directors of the Company to serve for three years until the annual meeting of shareholders in the year 2000 and until their successors are elected. The vote for the nominated directors was as follows:

                  S. Walter Foulkrod, III, Esq., 24,564,811 votes cast for and 1,016,738 votes withheld; Richard D. Ruppert, MD, 24,449,326 votes cast for and 1,132,223 votes withheld; Dr. Gary H. Weiss, 24,454,811 votes cast for and 1,126,738 votes withheld.

         The following five directors' terms continue after the meeting: Robert
         R. Broadbent, Dr. Marshall J. Burak, John R. Hart, Ronald Langley, and John D. Weil.


Item 6:  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

                  See Exhibit Index.

         (b)      Reports on Form 8-K:


         Form      Date Filed                    Description
         ----      -------------    --------------------------------------------
         8-K       June 12, 1997    Coopers & Lybrand, LLP, independent auditors
                                    of the Company, was dismissed by the Company
                                    as its principal accountant, effective June
                                    5, 1997.

         8-K/A     June 26, 1997    Letter regarding change in Certifying
                                    Accountant from Coopers & Lybrand, LLP,
                                    independent auditors.

         8-K       July 15, 1997    Engaged Deloitte & Touche LLP as the
                                    independent accountant for the Registrant,
                                    effective July 8, 1997.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      PICO HOLDINGS, INC.


Dated:  August 14, 1997               By:   /s/ Gary W. Burchfield
                                         -------------------------
                                          Gary W. Burchfield
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
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

+++++ 16.1            Letter regarding change in Certifying Accountant from
                      Deloitte & Touche LLP, independent auditors.

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

        + Filed as Appendix to the prospectus in Part I of Registration Statement on Form S-4 (File No. 333-06671).

       ++ Incorporated by reference to exhibit filed with Physicians' Registration Statement No. 33-99352 on Form S-1 filed with the SEC on November 4, 1995

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