Form 10-Q
period 1997-09-30
PICO HOLDINGS INC /NEW
filed 1997-11-14
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q

(Mark One)

(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from___________ to___________

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 32,591,718 as of September 30, 1997. As of such date, 4,572,015 shares of common stock were held by subsidiaries of the registrant.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                           --------

PART I:  FINANCIAL INFORMATION

         Item 1:     Financial Statements

                     Consolidated Balance Sheets as of                                                        3
                     September 30, 1997 and December 31, 1996

                     Consolidated Statements of Operations                                                    4
                     for the Three and Nine Months Ended September 30, 1997 and 1996

                     Consolidated Statements of Cash Flows for                                                5
                     the Nine Months Ended September 30, 1997 and 1996

                     Notes to Consolidated Financial Statements                                               6

         Item 2:     Management's Discussion and Analysis of Financial                                       10
                     Condition and Results of Operations


PART II:  OTHER INFORMATION

         Item 4:     Submission of Matters to a Vote of Security Holders                                     26

         Item 6:     Exhibits and Reports on Form 8-K                                                        26

         Signature                                                                                           27


PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                             September 30,  December 31,
                                                                                                  1997          1996
                                                                                             -------------  ------------
                                                                                              (unaudited)
                                                  ASSETS
Investments                                                                                      $221,547      $219,251
Cash and cash equivalents                                                                         109,498        54,917
Investment income receivable                                                                        1,644         2,993
Premiums receivable                                                                                10,884        14,406
Reinsurance receivables                                                                            77,549        94,447
Prepaid deposits and reinsurance premiums                                                           2,372         5,225
Deferred policy acquisition costs                                                                   4,820         5,420
Property and equipment, net                                                                         8,786         4,717
Deferred income taxes                                                                                             5,644
Other assets                                                                                        5,647         7,588
Net assets of discontinued operations                                                              20,139        15,767
Net assets of acquired business held for sale                                                                     7,089
                                                                                              ------------  ------------
         Total Assets                                                                            $462,886      $437,464
                                                                                              ============  ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Loss and loss adjustment expense, net of discount                                                $217,063      $252,024
Unearned premiums                                                                                  22,774        34,808
Reinsurance balances                                                                                5,692         7,120
Deferred gain on retroactive reinsurance                                                            3,247         3,355
Integration liability                                                                                 725         1,368
Other liabilities                                                                                  23,622        22,012
Deferred income taxes                                                                                 115
Excess of fair value of net assets aquired over purchase price                                      5,781         6,293
                                                                                              ------------  ------------
       Total Liabilities                                                                          279,019       326,980
                                                                                              ------------  ------------

MINORITY INTEREST                                                                                  66,986           280
                                                                                              ------------  ------------
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 2,000,000 shares, none issued
Common stock, $.001 par value; authorized 100,000,000 shares, issued 32,591,718
     and 32,486,718 in 1997 and 1996, respectively                                                     32            32
Additional paid-in capital                                                                         43,076        42,965
Treasury stock, at cost (common shares 2,492,631 in 1997 and 1,940,315 in 1996)                    (9,924)       (7,845)
Retained earnings                                                                                  85,903        64,227
Cumulative foreign currency adjustments                                                               172           (27)
Unrealized appreciation (depreciation) on investments                                              (2,378)       11,838
Equity changes of investee company                                                                                 (986)
                                                                                              ------------  ------------
         Total Stockholders' Equity                                                               116,881       110,204
                                                                                              ------------  ------------
                 Total Liabilities and Stockholders' Equity                                      $462,886      $437,464
                                                                                              ============  ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                        (in thousands, except share data)

                                                             Three Months Ended September 30,       Nine Months Ended September 30,
                                                             --------------------------------       -------------------------------
                                                                 1997             1996                   1997            1996
                                                             -----------      -----------           ------------     ------------
REVENUES:                                                            (unaudited)                             (unaudited)
     Premium income                                              $11,622           $7,710               $40,101          $21,450
     Investment income                                             2,407            1,948                 8,509            5,319
     Realized gains on investments                                27,054            2,202                29,999            2,798
     Real estate sales                                                                                       27            1,496
     Commission and other income                                   2,725              323                 3,403            1,110
                                                             ------------     ------------          ------------     ------------
             Total revenues                                       43,808           12,183                82,039           32,173
                                                             ------------     ------------          ------------     ------------

EXPENSES:
     Loss and loss adjustment expenses                             9,956            6,446                31,494           15,542
     Cost of real estate sales                                                          1                    21            1,407
     Insurance underwriting and other expenses                     9,092            4,493                20,293           13,057
                                                             ------------     ------------          ------------     ------------
              Total expenses                                      19,048           10,940                51,808           30,006
                                                             ------------     ------------          ------------     ------------

     Equity in earnings of investee                                                   286                                    633
                                                             ------------     ------------          ------------     ------------
        Income from continuing operations
            before income taxes and minority interest             24,760            1,529                30,231            2,800

     Provision for federal, foreign and state
          income taxes                                             8,181              353                 9,840              739
                                                             ------------     ------------          ------------     ------------
              Net income from continuing
                 operations before minority interest              16,579            1,176                20,391            2,061

      Minority interest in loss of subsidiary                        537               20                   447              290
                                                             ------------     ------------          ------------     ------------
              Net income from continuing
                 operations                                       17,116            1,196                20,838            2,351

     Net income from discontinued
          operations net of federal income tax
          provision (benefit) of $622 and $(8) for the
          three months and $642 and $47 for the
          nine months ended 1997 and 1996, respectively              744              159                   838              204
                                                             ------------     ------------          ------------     ------------
     Net income                                                  $17,860           $1,355               $21,676           $2,555
                                                             ============     ============          ============     ============

    Net income per common share
       (primary and fully diluted):
             Continuing operations                                  $0.51            $0.04                 $0.63            $0.09
             Discontinued operations                                 0.02             0.01                  0.02             0.01
                                                             ------------     ------------          ------------     ------------
             Net income per common share                            $0.53            $0.05                 $0.65            $0.10
                                                             ============     ============          ============     ============

    Weighted average number of shares outstanding             33,869,718       25,421,970            33,601,850       26,377,184
                                                             ============     ============          ============     ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                          1997              1996
                                                                                   --------------    -------------
OPERATING ACTIVITIES
       Net cash used in operating activities                                            ($35,993)        ($13,460)
                                                                                   --------------    -------------

INVESTING ACTIVITIES:
       Investments purchased                                                            (337,187)         (67,424)
       Investments sold                                                                  168,422           45,611
       Investments matured                                                               281,303            9,345
       Net sales of real estate                                                               19            1,457
       Proceeds from sale of property and equipment                                            8               43
       Purchases of property and equipment                                                  (713)            (223)
       Sale of business                                                                   (2,886)
       Purchased cash from acquired subsidiary                                            18,108
                                                                                   --------------    -------------
             Net cash (used in) provided by investing activities                         127,074          (11,191)
                                                                                   --------------    -------------

FINANCING ACTIVITIES:
       Issuance of common stock                                                          (36,403)
       (Purchase) issuance of treasury stock                                                (163)              94
                                                                                   --------------    -------------
             Net cash provided by financing activities                                   (36,566)              94
                                                                                   --------------    -------------

Effect of exchange rate changes on cash                                                       66               51
                                                                                   --------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      54,581          (24,506)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            54,917           43,988
                                                                                   --------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $109,498         $ 19,482
                                                                                   ==============    =============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for:
          Income taxes                                                                   $14,259             $200
                                                                                   ==============    =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of PICO Holdings, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the Securities and Exchange Commission (?SEC?). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

      In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of September 30, 1997 and December 31, 1996 and results of operations and changes in financial position for the three and nine months ended September 30, 1997 and 1996 have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

      These financial statements should be read in conjunction with the Company?s audited financial statements and notes thereto, together with Management?s Discussion and Analysis of Financial Condition and Results of Operations and Risks and Uncertainties contained in the Company?s Annual Report on Form 10-K for the year ended December 31, 1996 and Quarterly Reports on Form 10-Q as filed with the SEC.

2.    ACQUISITIONS

      On November 20, 1996, Physicians Insurance Company of Ohio ("Physicians") consummated a transaction (the "Merger") pursuant to which Citation Holdings, Inc. ("Holdings"), a wholly owned subsidiary of Citation Insurance Group ("CIG"), merged with and into Physicians pursuant to an Agreement and Plan of Reorganization dated as of May 1, 1996 with Physicians being the accounting acquiror. Pursuant to the Merger, each outstanding share of the common stock of Physicians was converted into the right to receive 5.0099 shares of CIG's common stock. CIG's other significant direct and indirect subsidiaries just prior to the merger were Citation Insurance Company ("CIC") and Citation National Insurance Company ("CNIC"). Upon the consummation of the merger, CIG changed its name to PICO Holdings, Inc. ("PICO"), which is the continuing registrant.

      As a result of the Merger, the former shareholders of Physicians own approximately 80% of the outstanding common stock of the Company and control the Board of Directors of the Company. Accordingly, for accounting purposes, the merger has been treated as a recapitalization of Physicians with Physicians as the acquirer (i.e., a reverse acquisition). Therefore, the statements of operations and cash flows for the three and nine month periods ended September 30, 1996 represent the historical results of Physicians and its subsidiaries, which is the predecessor entity.

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

      In January 1997, the Company signed a Letter of Intent to sell the net assets related to CIC?s workers? compensation business to Fremont Compensation Insurance Group. Under the terms of the Letter of Intent, the transaction was structured as a purchase of all the issued and outstanding shares of stock of CNIC. CIC has reinsured all of its workers? compensation business into CNIC and transferred all employees working on the workers? compensation business to CNIC prior to the closing. This transaction closed June 30, 1997. The adjusted purchase price for the sale of CIC's and its subsidiary CNIC's workers' compensation line of business was $7.9 million less $2.3 million in federal income taxes and $0.9 million in losses from operations of the workers' compensation line of business from November 1996 through June 1997. The federal income taxes were paid by CNIC to CIC. All amounts were paid in cash.

      The pre-tax loss from operations related to CIC's workers' compensation line of business excluded from the Company's statement of operations for the three and six months ended June 30, 1997 was approximately $700,000 and $900,000, respectively. The difference between the carrying amount of the net assets of CIC's workers' compensation line of business at the date of sale and the actual proceeds from such sale resulted in a reallocation of the purchase price of CIG. This reallocation will be calculated at December 31, 1997, but is not expected to result in a material change.

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and CIG and its subsidiaries for the three and nine months ended September 30, 1996 as if the acquisition of CIG and its subsidiaries occurred at the beginning of 1996, with proforma adjustments to give effect to the amortization of goodwill and the accounting for CIC's workers' compensation line of business held for sale in accordance with EITF 87-11, as discussed above (in thousands, except per share data):

                                         Three Months Ended            Nine Months Ended
                                           September 30,                 September 30,
                                                1996                         1996
                                       -----------------------       ----------------------
      Total revenues                              $26,785,083                  $64,768,356
      Income (loss) before taxes                    1,313,903                   (1,108,302)
      Net loss                                       (500,226)                  (6,731,911)
      Net loss per share                               ($0.02)                      ($0.26)

      These unaudited pro forma results have been prepared for comparative purposes and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on January 1, 1996 or of future results of operations of the consolidated entity.

      On July 30, 1997, Physicians, The Professionals Insurance Company ("PRO"), Sequoia Insurance Company ("Sequoia"), and CIC purchased from Mackenzie Financial Corporation 6,616,218 additional shares of GEC at a total cost of $11,406,435 increasing PICO's holdings in GEC to approximately 49.9%. On August 18, 1997, PICO and Physicians acquired through a public offering 13,586,143 additional shares of GEC at a cost of $25,270,266, increasing PICO's ownership in GEC to approximately 51.17%.

      As a result of this majority ownership, GEC's financial results have been consolidated with those of PICO in the accompanying financial statements effective August 18, 1997.

      On April 23, 1997, Global Equity Corporation ("GEC") and the Company purchased Nevada Land and Resource Company, LLC ("NLRC"), owner of approximately 1,365,000 acres of deeded land in northern Nevada. The total purchase was approximately $53.7 million. GEC owns approximately 75 percent of NLRC. The Company paid approximately $12 million for the remaining interest. GEC financed its portion of the acquisition in part by issuing to the Company a 7% debenture in the principal amount of approximately $25 million (U.S.). The debenture was subsequently repaid along with accrued interest.

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and GEC and its subsidiaries for the three and nine months ended September 30, 1997 as if the acquisition of GEC and its subsidiaries occurred at the beginning of 1997, as discussed above:

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                           1997                        1997
                                                    --------------------        -------------------
      Total revenues                                        $43,221,403                $82,039,048
      Income from continuing operations
          before taxes and minority interest                 25,610,631                 30,230,826
      Discontinued operations, net of taxes                     312,675                    838,357
      Minority interest in loss of subsidiary                   370,323                    338,991
      Net income                                             18,122,345                 21,568,330
      Net income per share                                        $0.54                      $0.64

      These unaudited pro forma results have been prepared for comparative purposes and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on January 1, 1997 or of future results of operations of the consolidated entity.

      On August 26, 1997 CIC purchased 113,743 newly issued shares of The Physicians Investment Company ("PIC") and Sequoia purchased 40,162 newly issued shares of PIC. The purchase price was $56.26 per share.

      On July 1, 1997, Sequoia purchased all of the outstanding shares of MacCready & Gutmann Insurance Services Nevada, Inc., a licensed Nevada insurance agency, for $550,000 in cash and other considerations.

3.    DISCONTINUED OPERATIONS

      On June 16, 1997, Physicians announced the signing of a definitive agreement to sell its indirectly wholly-owned life and health insurance subsidiary, American Physicians Life Insurance Company ("APL") and its wholly-owned subsidiary, Living Benefit Administrators Agency, Inc. to IFS Insurance Holdings Corporation. The closing is subject to certain closing conditions, including regulatory approval which is still pending. The expected purchase price is approximately $17 million and is expected to be paid in cash.

      Because APL and its subsidiary represent a major segment of the Company's business, in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business", APL's operations for the three and nine months ended September 30, 1997 have been classified as discontinued operations. Operating results for the three and nine months ended September 30, 1996 have also been reclassified for comparative purposes to reflect the discontinued operations. Accordingly, the net assets of APL have been shown as a single line item in the accompanying balance sheet as "Net assets of discontinued operations."

      The fair value assigned to such net assets at September 30, 1997 of $16,542,186 was based upon the net book value of APL as of September 30, 1997 as determined on the basis of generally accepted accounting principles. The primary remaining assets and liabilities of APL as of September 30, 1997 were investments, cash and cash equivalents, and accident and health insurance reserves. A small gain is expected to be realized on the sale.

      Following is an unaudited summary of APL's stand alone financial results for the periods included as discontinued operations in the accompanying financial statements:

                                                  Three Months                           Nine Months
                                               Ended September 30,                    Ended September 30,
                                               -------------------                    -------------------
                                                1997          1996                    1997           1996
                                             ----------     ----------              ----------    ----------
      Total revenues                         $1,261,778     $1,534,033              $4,040,806    $4,356,496
      Income before taxes                         8,668        150,812                 122,944       251,124
      Net income                                 15,056        158,840                 108,969       203,922
      Net income per share                        $0.00          $0.01                   $0.00         $0.01

      On August 21, 1997, GEC announced the signing of a definitive agreement to sell its Sri Lankan subsidiaries. The closing is expected to occur in 1997. The expected purchase price is approximately $25 million ($US) and will be paid in cash of $17.3 million and marketable securities of $7.7 million.

      Because these subsidiaries represent a major segment of GEC's business, in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business", these companies' operations for the three and nine months ended September 30, 1997 have been classified as discontinued operations. Operating results for the three and nine months ended September 30, 1996 are not shown since there periods were prior to the effective date of consolidation of GEC and PICO. Accordingly, the net assets of these companies have been shown as a single line item in the accompanying balance sheet as of September 30, 1997 along with those of APL as "Net assets of discontinued operations."

      The fair value assigned to such net assets at September 30, 1997 of $3,596,890 was based upon the net book value of these Sri Lankan companies as of September 30, 1997 as determined on the basis of generally accepted accounting principles less cash advances received by GEC from the Sri Lankan subsidiaries of $16,109,352. A gain of around $3 million is expected to be realized on the sale. The primary remaining assets and liabilities of these companies as of September 30, 1997 were cash and cash equivalents, investments, inventories, capital assets, receivables and trade payables.

      Following is an unaudited summary of these Sri Lankan companies stand alone financial results for the periods and amounts included as discontinued operations in the accompanying financial statements:

                                                         Three Months                  Nine Months
                                                      Ended September 30,           Ended September 30,
                                                      -------------------           -------------------
                                                             1997                          1997
                                                         -----------                    -----------
      Total Revenues                                     $12,449,347                    $12,449,347
      Income before taxes
          and minority interests                           2,179,810                      2,179,810
      Minority interest in (income) of subsidiary           (429,455)                      (429,455)
      Net income                                             296,385                        296,385
      Net income per share                                     $0.01                          $0.01

4.    INVESTMENTS

      On July 30, 1997, the Company acquired an additional 6,616,218 common shares (or approximately 11.6% of the issued and outstanding shares) of GEC from MacKenzie Financial Corporation at a price of $11.4 million (U.S.) or $2.38 (CDN) per share. After giving effect to this transaction, the Company owned 49.9% of GEC.

      On August 6, 1997, GEC announced that it had filed its final short form prospectus in all the provinces of Canada in relation to an offering of 24,160,054 common shares. GEC raised approximately $65.1 million (CDN) through the offering. The net proceeds of the offering were used to repay the indebtedness incurred by GEC in connection with its acquisition of an approximate 75% interest in NLRC and will be used for GEC's ongoing investment activities and general working capital purposes.

      The Company subscribed for 13,586,143 common shares of GEC in connection with the offering. After giving effect to this offering, beginning August 18, 1997, the Company owns approximately 51.17% of the outstanding shares of GEC.

      Equity securities include certain warrants to purchase the common stock of a publicly traded company. The estimated fair value of such warrants is their intrinsic value based on the quoted market price of the underlying common stock of the investee company.

      On July 24, 1997, Physicians exercised 983,150 warrants to purchase that number of shares of common stock of Resource America, Inc. ("REXI"). Physicians immediately sold these shares upon exercise of the warrants for a gain of $26,820,938. Physicians also received early payment in full from REXI of a promissory note due May 25, 2004. REXI paid off the promissory note in the principal amount of $8,000,000 plus accrued interest. Physicians made the loan to REXI in May 1994.

5.    EARNINGS

      Primary net income per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the period with the average number of common stock equivalents outstanding calculated using the treasury stock method based on the average market price of the shares during the period. Fully diluted net income per share is computed on the same basis, except that, if it results in a more dilutive impact, the number of common stock equivalents related to stock options is based on the period-end market value of the shares instead of the average market value during the period. The weighted average number of shares outstanding for the three and nine months ended September 30, 1996 used in the calculation of earnings per share have been recomputed to give effect to the stock exchange ratio utilized in connection with the reverse acquisition of Citation Insurance Group consummated on November 20, 1996 (Note 2).

6.    COMMITMENTS AND CONTINGENCIES

      The Company is subject to various litigation which arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the Company?s consolidated financial position or results of operations.

7.    RECENT ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997, including interim periods. The Company does not believe that the adoption of SFAS No. 128 will have a material impact on the computation of its earnings per share in future periods.

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

8.     SUBSEQUENT EVENTS

      On October 7, 1997, the board of directors of PRO declared a dividend to its sole shareholder, Physicians, payable in November 1997 in the amount of $5.5 million.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Background," "Results of Operations - three and nine months ended September 30, 1997 and 1996," "Liquidity and Capital Resources," and "Risk Factors and Uncertainties." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's registration statement on Form S-4 (File No. 333-06671), which was declared effective on October 3, 1996.

            INTRODUCTION
            ------------

            Readers of the Company?s prior financial statements will find that these financial statements differ greatly from those presented for periods prior to December 31, 1996. Whereas the Company was previously engaged predominantly in property and casualty operations, PICO Holdings, Inc. and subsidiaries ("PICO? or ?the Company") currently operates primarily as an insurance and investment company, specializing in portfolio investing, property and casualty insurance, life and health insurance, and investment management and other services.

            These changes are a result of the November 20, 1996 merger of Physicians Insurance Company of Ohio and a subsidiary of the Company, in which Physicians Insurance Company of Ohio was the surviving corporation (?the Merger?). Upon consummation of the Merger, the Company which was previously known as Citation Insurance Group changed its name to PICO Holdings, Inc. For accounting purposes the Merger was treated as a reverse acquisition with Physicians Insurance Company of Ohio (?Physicians?) being the acquiror. As a result, these financial statements reflect prior years data of Physicians and its subsidiaries and affiliates only. Citation Insurance Group's prior years' operating results and account balances prior to the Merger have not been included in these financial statements. See PICO's Form 10-K as filed with the United States Securities and Exchange Commission for the fiscal year ended December 31, 1996, Note 3 to the Consolidated Financial Statements entitled "Acquisitions" for further information on the accounting treatment of the reverse acquisition.

            BACKGROUND
            ----------

            Prior to July 16, 1995, the effective date of Physicians' and The Professionals Insurance Company's ("PRO") 100% quota share reinsurance of their medical professional liability ("MPL") businesses with Mutual Assurance, Inc. ("Mutual") and the subsequent sale of the rights to these MPL books of business, effective January 1, 1996, the Physicians Insurance Company of Ohio group of affiliated companies consisted primarily of two property and casualty insurance companies writing MPL insurance (Physicians and PRO) and one life and health insurance company -- American Physicians Life Insurance Company ("APL"). For various reasons, in November 1994, the respective boards of directors of Physicians and PRO determined that it was in the best interests of Physicians and PRO and their respective shareholders to sell their MPL insurance businesses. This sale was part of an overall shift in the strategic direction of Physicians and PRO.

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

            On November 20, 1996, Physicians and its subsidiaries merged with a subsidiary of Citation Insurance Group (?CIG?) and CIG changed its name to PICO Holdings, Inc. This reverse merger brought two more California property and casualty insurance companies into the affiliated group: Citation Insurance Company (?CIC?) and Citation National Insurance Company (?CNIC?), collectively referred to as ?Citation?. This merger also provided a non-insurance holding company able to engage in portfolio investing and other activities with fewer restrictions than those imposed upon insurance companies.

            On April 23, 1997, PICO and GEC announced the completion of the purchase of Nevada Land and Resource Company, LLC ("NLRC"), owner of approximately 1,365,000 acres of deeded land in northern Nevada. GEC owns 75% of NLRC and PICO owns 25%.

            On August 18, 1997, PICO increased its holdings in GEC to approximately 51.17%. See Notes 2 and 4. As a result of this majority ownership interest, beginning with August 19, 1997, the financial statements of GEC and its subsidiaries have been consolidated with those of PICO with appropriate provisions for minority interests. The accompanying financial statements reflect the consolidation of GEC with PICO during the third quarter of 1997. Prior year amounts have not been shown for GEC because it was not included in the consolidation prior to the third quarter of 1997.

            See Note 8 to these Consolidated Financial Statements for additional information regarding events affecting PICO subsequent to September 30, 1997.

            In addition to the operation of PICO's subsidiaries, PICO's objective is to use its resources and those of its subsidiaries and affiliates to increase shareholder value through investments in businesses which PICO believes are undervalued. PICO's acquisition philosophy is to make selective investments, predominantly in public companies, for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This could involve the restructuring of the financing or management of the companies in which PICO invests. It may also encompass initiating and facilitating mergers and acquisitions within the relevant industry to achieve constructive rationalization. This business strategy was adopted in late 1994, but was not fully implemented until 1996. Therefore, the results of this business strategy are not fully reflected in the historical financial statements prior to 1996. There can be no assurance that sufficient opportunities will be found or that this business strategy will be successful. Strategy may negatively impact the business and financial condition and results of operating of the Company.

            RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

            SUMMARY
            -------

            Including income from discontinued operations of $838,000, PICO reported net income of approximately $21.7 million, or $0.65 per share, for the nine months ended September 30, 1997. This compares with net income of $2.6 million, or $0.10 per share, for the comparable 1996 period, including $204,000 from discontinued operations. For the third quarter of 1997, PICO posted net income of $17.9 million, or $0.53 per share, including net income from discontinued operations of $744,000. Net income for the same 1996 period was $1.4 million, or $0.05 per share, including $159,000 from discontinued operations.

            Income for nine months and third quarter of 1997 included a realized investment gain of approximately $27 million before tax from the exercise of warrants and subsequent sale of common stock of Resource America Corporation ("Resource America" or "REXI") on July 25, 1997. Resource America warrants were acquired in 1994, one of Physician's earliest investments following its change in strategic direction.

            Results for the nine months and third quarter of 1997 also include a pre-tax $2 million strengthening of MPL loss and LAE reserves and an approximate $750,000 pre-tax reduction in Physician's and PRO's personal lines reserves based upon recent actuarial indications. A $3.5 million before tax reduction in medical professional liability reserves due to favorable claims experience helped to improve 1996 financial results.

            Period-to-period comparisons are somewhat distorted due to the addition of the Citation group effective November 20, 1996 ("the Merger") and the consolidation of Global Equity Corporation effective August 19, 1997, following PICO's increase in GEC common stock holdings to approximately to 51.17%.

            The former Citation Insurance Group of companies added approximately $1.1 million and $368,000 to consolidated net income during the first nine months and third quarter of 1997, respectively. Prior year income per share figures have been adjusted to reflect the Merger. Prior year amounts reflected in PICO's financial statements exclude the operating results and financial condition of the former Citation Insurance Group for periods prior to the Merger.

            After elimination of minority interests and intercompany charges, GEC's impact on overall net income was minimal for both the quarter and nine months of 1997.

            Revenues for the nine months of 1997 were $82 million, up nearly $50 million, or 155%, over the comparable 1996 period. CIC provided $19.2 million and GEC added $2.6 million of this increase. Realized investment gains accounting for $30 million of the total $82 million revenues with premium income accounting for another $40.1 million. Revenues for the 1997 third quarter were $43.8 million, up $31.6 million over the same 1996 quarter.

            Adjusted book value increased to $3.88 per share as of September 30, 1997, up $0.27 per share from $3.61 at December 31, 1996. During the first nine months of 1997, shareholders' equity increased $6.7 million over the December 31, 1996 level to $116.9 million, principally as a result of $21.7 million in net income, partially offset by a $14.2 million decline in unrealized appreciation of securities, net of tax, and a $2.1 million increase in treasury stock related to PICO's increased holdings in GEC. The 1997 decline in unrealized appreciation of investments principally resulted from the sale of the Resource America stock in the third quarter and AmVestors stock during the first quarter. The total realized investment gains on these two sales totaled approximately $19 million, after tax.

            The first three quarters of 1997 include $170,438 each, or a total of $511,313 for the nine months, from the amortization of negative goodwill related to the November 20, 1996 merger between Physicians and the former Citation Insurance Group. Approximately $6.1 million of negative goodwill will increase pre-tax revenues by approximately $620,000 each year through the year 2006.

            PICO's operations are organized into four segments: portfolio investing, property and casualty, medical professional liability insurance, and other operations. Global Equity's results have been broken out separately for consistency of presentation and to aid in analysis. Life and health insurance operations and certain of GEC's operations are shown as discontinued operations pending satisfaction of certain closing conditions. See Discontinued Operations.

            Revenues and pre-tax income from CONTINUING OPERATIONS, by business segment, are shown in the following schedules PRIOR TO minority interests:

                                 PICO HOLDINGS, INC.

                                                                        Three Months              Nine Months
                                                                     Ended September 30,      Ended September 30,
                                                                     -------------------      -------------------
                                                                       1997        1996          1997       1996
                                                                       ----        ----          ----       ----
                                                                                     (in millions)
            Revenues by Business Segment-Continuing Operations:
            ---------------------------------------------------
                        Portfolio Investing                           $ 26.6       $ 2.3       $ 30.4      $ 2.6
                        Global Equity Corporation                        2.6           -          2.6          -
                        Property and Casualty Insurance                 13.4         8.2         45.1       19.2
                        Medical Professional Liability Insurance         1.1         1.5          3.5        8.3
                        Other                                            0.1         0.2          0.4        2.1
                                                                      ------      ------       ------     ------
                                 Total Revenues                       $ 43.8      $ 12.2       $ 82.0     $ 32.2
                                                                      ======      ======       ======     ======

                                                                                        Three Months            Nine Months
                                                                                     Ended September 30,     Ended September 30,
                                                                                     -------------------     -------------------
                                                                                       1997     1996          1997        1996
                                                                                       ----     ----          ----        ----
                                                                                                    (in millions)
            Income (Loss) Before Taxes and Minority Interest-Continuing Operations:
            -----------------------------------------------------------------------
                       Portfolio Investing                                          $ 26.2     $ 2.1          $ 29.0      $ 2.0
                       Global Equity Corporation                                      (0.9)      -              (0.9)       -
                       Property and Casualty Insurance                                 1.2       0.3             4.1        0.2
                       Medical Professional Liability Insurance                       (1.6)     (0.7)           (1.5)       1.3
                       Other                                                          (0.1)     (0.2)           (0.5)      (0.7)
                                                                                    ------     -----          ------      -----
                             Income Before Tax and Minority Interest                $ 24.8     $ 1.5          $ 30.2      $ 2.8
                                                                                     ======     =====          ======      =====


            PORTFOLIO INVESTING
            -------------------

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

            Portfolio investing revenues for the first nine months of 1997 were approximately $30.4 million, compared to $2.6 million during the same 1996 period. This increase was primarily attributable to an approximate $27 million, pre-tax, realized investment gain from the exercise of Physicians' warrants to purchase Resource America common stock on July 25, 1997, and the immediate sale of those shares. A 1994 investment, Resource America was one of the first investments made after the change in strategic direction of Physicians. Portfolio investing revenues other than realized investment gains increased approximately $500,000 over the first nine months of 1996, principally as a result of reduced claims reserves and less loss reserve discount accretion.

            Portfolio investing revenues for the third quarter were $26.6 million, including the $27 million realized investment gain from the sale of the Resource America common stock. This compares to $2.3 million in portfolio investing revenues during the third quarter of 1996. Excluding realized investment gains, portfolio investing revenues were down approximately $500,000 as compared to the third quarter of 1996.

            Portfolio investing revenues are summarized below:

                               PORTFOLIO INVESTING

                                                                       Three Months      Nine Months
                                                                    Ended September 30,  Ended September 30,
                                                                    -------------------  -------------------
                                                                      1997       1996      1997       1996
                                                                      ----       ----      ----       ----
                                                                                (in millions)
            Portfolio Investing Revenues:
            -----------------------------
                        Realized Investment Gains                    $ 27.0      $ 2.2    $ 29.8     $ 2.5
                        Investment Income (Expense)                    (0.4)       0.1       0.6       0.1
                                                                     ------      -----    ------     -----
                              Portfolio Investing Revenues           $ 26.6      $ 2.3    $ 30.4     $ 2.6
                                                                     ======      =====    ======     =====

            Principally as a result of the sale of the Resource America common stock, the consolidated investment portfolio at September 30, 1997 was in a net unrealized loss position of approximately $2.4 million, net of taxes. This compares to net unrealized investment gains at December 31, 1996 of approximately $11.8 million. Part of this decline also resulted from the conversion of unrealized investment gains to realized investment gains during the first quarter of 1997 when Physicians sold its holdings in its AmVestors Financial Corporation ("AmVestors") common stock for a gain of $1.3 million, net of tax. Unrealized investment gains, net of taxes, at December 31, 1996 attributable to Resource America and AmVestors were approximately $9.4 million and $1.2 million, respectively.

            Theoretically, the reported unrealized investment gains do not include all of the appreciation of the consolidated group's investment in GEC common stock, since GEC is part of the consolidated group and its balance sheet is consolidated at GAAP book value. GEC's common stock trades in excess of its book value per share.

            While past results are very encouraging, future results cannot and should not be predicted based upon past performance alone.

            Portfolio investing operations contributed $29.0 million to pre-tax income during the first nine months of 1997, compared with $2.0 million during the comparable 1996 period. Increased realized investment gains in the first and third quarters of 1997, as discussed under the Portfolio Investing Revenues section above, accounted for nearly all the fluctuation between years.

            For the third quarter, pre-tax portfolio investing income amounted to a $26.2 million, compared to $2.1 million during the 1996 third quarter. Nearly all of this improvement relates to the sale of the Resource America common stock, also.

            The breakdown of pre-tax income from portfolio investing operations follows:

                                                                        Three Months           Nine Months
                                                                    Ended September 30,     Ended September 30,
                                                                    -------------------     -------------------
                                                                     1997        1996        1997       1996
                                                                     ----        ----        ----       ----
                                                                                  (in millions)
            Portfolio Investing Pre-Tax Income:
            -----------------------------------
                        PICO Holdings, Physicians and PRO               $ 26.3    $ 1.9      $ 29.0    $ 1.4
                        Equity in Unconsolidated Subsidiaries             (0.1)     0.2          -       0.6
                                                                        ------    -----      ------    -----
                               Portfolio Investing Pre-Tax Income       $ 26.2    $ 2.1      $ 29.0    $ 2.0
                                                                        ======    =====      ======    =====

            GLOBAL EQUITY CORPORATION
            -------------------------

            Global Equity Corporation is an international investment company with offices in Toronto, Ontario, Canada and in La Jolla, California. GEC holds a portfolio of equity securities and convertible instruments in North American, Asian and European companies, as well as a number of interests in land holdings and water rights in the western United States. Physicians initially acquired approximately 38.2% of GEC on September 5, 1995. PICO Holdings and its wholly-owned subsidiaries acquired additional shares of GEC in July and August 1997, bringing the consolidated group's holdings up to approximately 51.17% as of the end of the third quarter.

            As a result of the increased ownership of GEC, their results have been consolidated with those of the other members of the PICO Holdings, Inc. group beginning August 19, 1997. Appropriate provisions have been made in these financial statements to reflect the interests of other GEC shareholders, where applicable.

            GEC revenues for the third quarter and nine months were as follows:


                                                              Three Months            Nine Months
                                                          Ended September 30,     Ended September 30,
                                                          -------------------     -------------------
                                                                 1997                    1997
                                                                 ----                    ----
                                                                         (in millions)
            Revenues - Global Equity Corporation:
            -------------------------------------
                        Realized Investment Gains               $ -                     $ -
                        Investment Income                         0.3                     0.3
                        Other                                     2.3                     2.3
                                                                -----                   -----
                               Global Equity Revenues           $ 2.6                   $ 2.6
                                                                =====                   =====


            Amounts for the quarter and the nine months are identical since the 1997 third quarter was the first quarter GEC was consolidated with the PICO group. Most of GEC revenues resulted from operations other than investment income, most notably operating and other revenues from Vidler Water Company and Nevada Land and Resource Company, LLC, two of GEC's subsidiaries having significant holdings in land, water and mineral rights in the western United States.

            GEC pre-tax income before exclusion of minority interest is shown below:

                                                                           Three Months         Nine Months
                                                                        Ended September 30,  Ended September 30,
                                                                        -------------------  -------------------
                                                                               1997                  1997
                                                                               ----                  ----
                                                                                    (in millions)

            Global Equity Loss Before Tax and Minority Interest:
            ----------------------------------------------------
                      Global Equity Corporation                             $ (0.9)              $ (0.9)
                                                                            -------              -------
                             Loss Before Tax & Minority Interest            $ (0.9)              $ (0.9)
                                                                            =======              =======

            GEC contributed to the consolidated group an approximate $900,000 loss from continuing operations before taxes and before elimination of minority interests for the nine month period ended September 30, 1997. See Discontinued Operations below regarding GEC's contribution to income from discontinued operations.

            PROPERTY AND CASUALTY INSURANCE
            -------------------------------

            Sequoia and CIC account for all of the ongoing property and casualty ("P & C") insurance revenues. These companies predominately write light commercial and multi peril insurance coverage in central and northern California. CNIC is no longer a part of the group following the sale of the company on June 30, 1997. Since CIC and CNIC became part of the group in November 1996, their activities are not included in PICO's 1996 results prior to that date. Sequoia, however, has been part of the group since August 1995. Sequoia and CIC are continually seeking ways to realize savings, synergies and to combine operations, wherever possible. In evidence of this, Sequoia and CIC consolidated their home office operations in Monterey, California in July of 1997. Both companies are in the process of leasing their former office spaces in Pleasanton and San Jose, California.

            Total P&C revenues for the first nine months of 1997 of $45.1 million surpassed those of the same 1996 period by $25.9 million. Of this increase, CIC added $19.2 million, while Sequoia's revenues increased $6.8 million, or 35%. Included in this increase, investment income rose $3.6 million, nearly $2.9 million of which was attributable to Citation.

            Total P&C revenues for the third quarter of 1997 amounted to $13.4 million compared to $8.2 million a year ago, an increase of $5.2 million. Citation added $4.3 million to the third quarter 1997 revenues. Sequoia's earned premiums increased approximately $800,000 as compared to the prior year period.

                         PROPERTY AND CASUALTY INSURANCE

                                                                       Three Months         Nine Months
                                                                    Ended September 30,  Ended September 30,
                                                                    -------------------  -------------------
                                                                      1997       1996      1997       1996
                                                                      ----       ----      ----       ----
            P&C Revenues:                                                        (in millions)
            -------------
                        Earned Premiums-Sequoia                     $  8.4      $ 7.6    $ 23.7     $ 17.5
                        Earned Premiums-Citation                       3.2        -        16.1        -
                        Investment Income                              1.5        0.4       4.4        0.8
                        Realized Investment Gains                      -          -         0.2        0.3
                        Other                                          0.3        0.2       0.7        0.6
                                                                    ------      -----    ------     ------
                                   Total P&C Revenues               $ 13.4      $ 8.2    $ 45.1     $ 19.2
                                                                    ======      =====    ======     ======

                                                                       Three Months      Nine Months
                                                                    Ended September 30,  Ended September 30,
                                                                    -------------------  -------------------
                                                                      1997       1996      1997       1996
                                                                      ----       ----      ----       ----
            P&C Pre-tax Income:                                               (in millions)
            -------------------
                        Sequoia Insurance Company                    $ 1.0      $ 0.3     $ 3.0      $ 0.2
                        Citation Insurance Company                     0.2       -          1.1       -
                                                                    ------      -----    ------     ------
                                   Total P&C Pre-Tax Income          $ 1.2      $ 0.3     $ 4.1      $ 0.2
                                                                    ======      =====    ======     ======


            P&C pre-tax income for the nine months ended September 30, 1997 of $4.1 million increased $3.9 million over the first nine months of 1996. Sequoia provided approximately $2.8 million of this growth. Citation added $1.1 million to the 1997 total.

            Third quarter 1997 P&C pre-tax income of $1.2 million represented an approximate $900,000 increase over the third quarter of 1996. Sequoia contributed nearly $750,000 to this improvement, principally as a result of improved claims experience. CIC provided the remainder.

            Sequoia and CIC stress quality of business over quantity. As policies come up for renewal, they are reviewed carefully by underwriting management for excessive loss experience and unwanted risks. New policy writings have been less than expected, largely due to increased competition, and have not offset renewal policies canceled or non-renewed. The loss of renewal policies with higher loss ratios and greater exposures to risk may improve Sequoia's and CIC's loss ratios in the future. Nevertheless, there can be no assurance that Sequoia and Citation will be successful in reducing their policies with higher loss ratios or that their loss ratios will improve in the future.

            Industry ratios as determined on the basis of generally accepted accounting principles ("GAAP") for Sequoia and Citation are shown below:

                                              First Nine Months of 1997
                                              -------------------------
                                           Sequoia              Citation
                                          ----------           -----------
            Loss and LAE Ratio                57.5%                 86.0%
            Underwriting Expense Ratio        38.7%                 28.3%
                                          ----------           -----------
            Combined Ratio                    96.2%                114.3%
                                          ==========           ===========

            A combined ratio of 100% indicates that insurance operations are breaking even without the aid of investment income.

            Despite Sequoia's increased incidence of reported claims during the first quarter of 1997 resulting from the impact of heavy California flooding, the nine months loss and Loss Adjustment Expense ("LAE") ratio was much improved over the 1996 year end ratio of 62.9%. Although reported claims were much greater than normal during the first quarter of 1997, the severity of these claims was much less than originally anticipated. Sequoia's year-end 1996 combined ratio was 100.9%.

            Citation's loss and LAE ratios are consistently higher than those of Sequoia, reflective of tighter underwriting standards having been employed by Sequoia for a longer period of time. Citation's new and renewal books of business are being subjected to these much tighter underwriting standards in an effort to improve Citation's loss and LAE ratios over time. Citation's underwriting expense ratio appears to be much lower than Sequoia's, but has been reduced by a GAAP adjustment amortizing a prior deficiency reserve for deferred acquisition costs from its property and casualty business.

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

            Revenues and pre-tax income or loss from MPL operations for the three and nine month periods were as follows:


                                                           Three Months      Nine Months
                                                        Ended September 30,  Ended September 30,
                                                        -------------------  -------------------
                                                          1997       1996      1997       1996
                                                          ----       ----      ----       ----
                                                                     (in millions)
MPL Insurance Revenues:
-----------------------
            Earned Premiums                                   $ -        $ 0.1     $ 0.3      $ 4.0
            Investment Income, Net of Expenses                  1.1        1.4       3.2        4.3
                                                              -----      -----     -----      -----
                       Total Mpl Insurance Revenues           $ 1.1      $ 1.5     $ 3.5      $ 8.3
                                                              =====      =====     =====      =====

                                                           Three Months      Nine Months
                                                        Ended September 30,  Ended September 30,
                                                        -------------------  -------------------
                                                          1997       1996      1997       1996
                                                          ----       ----      ----       ----
                                                                     (in millions)
MPL Insurance Pre-Tax Income (Loss):
------------------------------------
            Physicians and PRO                               $ (1.6)    $ (0.7)   $ (1.5)     $ 1.3
                                                             ======     ======    ======      =====

            Since the withdrawal of Physicians and PRO from personal automobile and homeowners lines of business in the late 1980's, MPL has been these two companies' only sources of significant insurance premiums. The decline in earned premium from $4.0 million during the first nine months of 1996 to $300,000 during the first nine months of 1997 resulted from the withdrawal of Physicians and PRO from the MPL line of business beginning with the 100 percent quota share treaty with Mutual effective July 16, 1995. MPL premium writings shown for 1997 principally represent adjustments to insurance policies in force prior to the sale of the MPL insurance business.

            The following table shows the decline in Physicians' and PRO's direct written premiums over the prior five years:

               1996        1995       1994       1993      1992
            -------------------------------------------------------
                                   (in millions)
               $0.2       $22.6      $28.0      $37.6      $52.6

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

            MPL insurance revenues amounted to $3.5 million during the first nine months of 1997 compared to $8.3 million during the comparable 1996 period. The $3.7 million decline in earned premiums between years accounted for most of this $4.8 million decline in MPL insurance revenues. Investment income declined approximately $1.1 million during the same periods principally as a result of the reduced level of MPL claims and the associated loss reserve discount accretion being allocated to MPL insurance. For the third quarter, 1997 MPL insurance revenues decreased $400,000 as compared to the same period in 1996. As was true for the nine months, earned premiums and investment income both declined compared to the same quarter in the prior year for similar reasons.

            MPL operations produced a pre-tax loss of approximately $1.5 million for the first nine months of 1997 compared to $1.3 million in income during the same 1996 period. Results for the 1997 third quarter and nine months were impacted by a $2 million addition to loss and LAE reserves. This addition to reserves was based upon an actuarial analysis as of June 30, 1997 which indicated some unfavorable loss experience had occurred during the first six months of 1997.

            Greatly reduced earned premiums, somewhat lower investment income, and certain non-recurring expense accruals associated with the runoff of the MPL business were responsible for the remainder of the decline between years. The first nine months of 1996 also received the benefit of a pre-tax $3.5 million MPL reserve reduction due to favorable claim experience.

            The third quarter of 1997 produced a pre-tax loss of $1.6 million from MPL operations, including the addition to reserves of $2 million. This compares to a $700,000 loss reported in the third quarter of 1996.

            Physicians' claims department staff continues to process the runoff of the remaining MPL loss and loss adjustment expense claims which is progressing routinely. At September 30, 1997, MPL reserves totaled $90.4 million, net of reinsurance and discount. This compares to $112.9 million at December 31, 1996. MPL loss and LAE reserves continue to decline as a result the disposition of claims.

                      MPL INSURANCE - LOSS AND LAE RESERVES

                                       As of September 30,    As of December 31,
                                             1997                    1996
                                          ------------            -----------
                                                     (in millions)

            Direct Reserves                    $133.5                 $158.4
            Ceded Reserves                     (33.6)                 (33.3)
            Discount of Net Reserves            (9.5)                 (12.2)
                                          ------------            -----------
                  Net MPL Reserves              $90.4                 $112.9
                                          ============            ===========


            OTHER OPERATIONS
            ----------------

            Other operations consist principally of Summit Global Management's ("Summit") investment management operations, the wind down of Raven Development Company's ("Raven") real estate development projects, and various other activities as summarized below:

                                                           Three Months             Nine Months
                                                         Ended September 30,     Ended September 30,
                                                         -------------------     -------------------
                                                          1997         1996        1997        1996
                                                          ----         ----        ----        ----
                                                                        (in millions)
Revenues from Other Operations:
-------------------------------
            Investment Management Services                $ 0.2        $ 0.2       $ 0.8      $ 0.6
                 Less: Intercompany Charges                (0.1)        (0.1)       (0.4)      (0.4)
            Other                                           -            0.1        -           1.9
                                                          -----        -----       -----      -----
                 Total Other Operations Revenues          $ 0.1        $ 0.2       $ 0.4      $ 2.1
                                                          =====        =====       =====      =====

                                                            Three Months             Nine Months
                                                         Ended September 30,     Ended September 30,
                                                         -------------------     -------------------
                                                          1997         1996        1997        1996
                                                          ----         ----        ----        ----
                                                                        (in millions)
Pre-tax Income (Loss) from Other Operations:
--------------------------------------------
            Investment Management Services                 $  -         $  0.1      $  0.2     $  0.2
                 Less: Intercompany Charges                  (0.1)        (0.1)       (0.4)      (0.4)
            Other                                             -           (0.2)       (0.3)      (0.5)
                 Other Operations Pre-tax Loss             $ (0.1)      $ (0.2)     $ (0.5)    $ (0.7)
                                                           =======      =======     =======    =======

            Revenues from other operations decreased from $2.1 million during the first nine months of 1996 to $400,000 during the first nine months of 1997. Nearly all this decline resulted from the wind down of real estate operations of PICO's real estate subsidiary, Raven. Very few lots remain in Raven's real estate inventory as a result of its withdrawal from the real estate development business. Raven's real estate activity is now minimal and will generally consist of selling off the few remaining lots owned.

            Investment management revenues and operating income from Summit, before elimination of intercompany transactions, increased over the comparable 1996 periods from approximately $600,000 to $800,000. Summit revenues have increased due to the addition of new clients, in addition to increased intercompany fees. Summit now has more than $600 million in assets under management.

            Other operations produced a $500,000 pre-tax loss for the nine months ended September 30, 1997 compared to a pre-tax loss of $700,000 during the comparable 1996 period. A pre-tax loss of $100,000 was recognized during the third quarter of 1997 versus a $200,000 loss during the third quarter of 1996.

            Under the category of "Other," Stonebridge Partners AG ("Stonebridge"), a Swiss corporation owned by Physicians whose business purpose was to broker annuities and other insurance products within Europe, produced a pre-tax loss of approximately $350,000 during the first nine months of 1997 compared to a $550,000 loss during the first nine months of 1996. Stonebridge began operations in late 1995, resulting in significant start-up costs in 1995, which continued into 1996. For various reasons, Stonebridge was unsuccessful in marketing their brokerage business, as well as in collecting accounts which they believe are due them from clients. Management took steps to limit additional downside exposure and to close Stonebridge's operations. Additional operating losses will most likely be incurred in 1997 as a result of Stonebridge. CLM Insurance Agency, a small P&C insurance agency located in Monterey, California, contributed $60,000 to pre-tax income during the first nine months of 1996 and was virtually inactive in 1997.

            DISCONTINUED OPERATIONS
            -----------------------

            APL, Physicians' wholly-owned life insurance subsidiary, produced revenues of $4.0 million and pre-tax income of $123,000 during the first nine months of 1997. This compares to $4.4 million in revenues and $251,000 in pre-tax income for the first nine months in 1996.

            Third quarter 1997 revenues were $1.3 million compared to third quarter 1996 revenues of $1.5 million. The 1997 third quarter resulted in pre-tax income of $9,000 compared to pre-tax income of $151,000 during the same 1996 period

            APL has been concentrating its efforts on its unique critical illness product "Survivor Key" during the past several years. This life insurance product combines the benefits of a lump sum cash payout upon the diagnosis of certain critical illnesses with a death benefit. Gross written premiums for Survivor Key have increased from $96,000 in 1994 to $257,000 in 1995, and $547,000 in 1996.

            PICO has entered into a binding agreement to sell APL subject to certain closing conditions. Closing is pending regulatory approval. See Note 3, "Discontinued Operations," of the accompanying financial statements for additional information regarding the pending sale of APL and its subsidiary.

            GEC has elected to treat certain of its Sri Lankan operations as discontinued in recognition of a binding agreement to sell those operations. These operations produced approximately $739,000 in income during the first nine months of 1997 on GEC's books, prior to elimination of minority interests when consolidated with PICO. See
            Note 3, "Discontinued Operations."

            The net assets of both discontinued operations have been shown as one line on the balance sheet as net assets of discontinued operations totaling $20.1 million.

            RISK FACTORS AND UNCERTAINTIES

            In addition to the risks and uncertainties discussed in the preceding sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations," the following risk factors are also inherent in the Company's business operations:

            CHANGE IN STRATEGIC DIRECTION. In late 1994, Physicians began the process of changing its strategic direction from the operation of an MPL insurance business to investing in businesses which PICO believes are undervalued or will benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with existing PICO operations. Accordingly, in January 1995, Physicians reactivated its investment advisory subsidiary, Summit; in August 1995 Physicians acquired Sequoia and entered new lines of property and casualty insurance; in August 1995 Physicians sold its MPL insurance business; in September 1995 Physicians purchased 38.2% of GEC, a Canadian corporation active in international investment banking, agricultural services, water rights, and other businesses; in November 1996 Physicians acquired control of Citation Insurance Group (?CIG?) pursuant to the Merger; in April 1997 PICO acquired 25% ownership of Nevada Land and Resource Company which owns approximately 1,365,000 acres of deeded land in northern Nevada; in June 1997 PICO sold its workers' compensation business; and in July and August 1997, PICO increased its ownership in GEC to 51.17%. Due to the Company's limited experience in the operation of the businesses of each of these subsidiaries, which currently constitute a substantial portion of the Company's operations, there can be no assurance as to the future operating results of the Company or the recently acquired businesses of the Company.

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

            Cash flow needed to fund the day-to-day operations and the payment of claims and claims expenses will be provided by investment income, lease income, and proceeds from the sale or maturity of securities. Physicians and PRO have established reserves to cover losses and loss adjustment expense ("LAE") on claims incurred under the MPL policies issued or renewed to date. The amounts established and to be established by Physicians and PRO for loss and LAE reserves are estimates of future costs based on various assumptions and, in accordance with Ohio law, have been discounted (adjusted to reflect the time value of money). These estimates are based on actual and industry experience and assumptions and projections as to claims frequency, severity and inflationary trends and settlement payments. In accordance with Ohio law, Physicians and PRO annually obtain a certification that their respective reserves for losses and LAE are adequate from an independent actuary. Physicians and PRO also obtain a concurring actuarial opinion. Physicians' and PRO's reserves for losses and LAE for prior years developed favorably in 1994, and these reserves were decreased by $12.7 million in 1994. Reserves also developed favorably in 1995; however, accretion of reserve discount exceeded the amount of favorable development and retroactive reinsurance, resulting in a $3.2 million increase in liabilities for prior years' claims. As a result of continued favorable claims experience, reserves for prior years' claims were further reduced in the first and fourth quarters of 1996. However, based upon actuarial indications from data through June 30, 1997, Physicians' MPL claims reserves were increased by $2 million during the third quarter of 1997 due to somewhat deteriorated claims experience during the first six months of 1997. At the same time, favorable development of Physicians' and PRO's discontinued personal lines reserves (automobile, homeowner, etc.) allowed reserve reductions of $750,000 during the third quarter of 1997. Management believes that the reserving methods and assumptions are reasonable and prudent and that Physicians' and PRO's reserves for losses and LAE are adequate. Due to the inherent uncertainties in the reserving process there is a risk, however, that Physicians' and PRO's reserves for losses and LAE could prove to be inadequate which could result in a decrease in earnings and shareholders' equity. Adverse reserve development can reduce statutory surplus or otherwise limit the growth of such surplus

            Under Ohio law the statute of limitations is one year after the cause of action accrues. Also under Ohio law there is a four-year statutory time bar; however, this has been construed judicially to be unconstitutional in situations where the plaintiff could not have reasonably discovered the injury in that four-year period. Claims of minors must be brought within one year of the date of majority.

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

            REINSURANCE RISKS. Prior to the June 30, 1997 sale of CNIC, all of CNIC's existing insurance risks and claims liabilities, except for those insuring workers' compensation, were transferred to CIC through reinsurance treaties in order to effect the sale of CNIC and the Company's workers' compensation business. As with other P & C insurers, CIC?s and Sequoia?s operating results and financial condition can be adversely affected by volatile and unpredictable natural and man-made disasters, such as hurricanes, windstorms, earthquakes, fires, and explosions. CIC and Sequoia generally seek to reduce their exposure to such events through individual risk selection and the purchase of reinsurance. CIC?s and Sequoia?s estimates of their exposures depend on their views of the possibility of a catastrophic event in a given area and on the probable maximum loss to the insurance companies should such an event occur. While CIC and Sequoia attempt to limit their exposure to acceptable levels, it is possible that an actual catastrophic event or multiple catastrophic events could significantly exceed the probable maximum loss previously assumed, resulting in a material adverse effect on the financial condition and results of operations of the Company.

            The future financial results of the insurance subsidiaries could be adversely affected by disputes with their respective reinsurers with respect to coverage and by the solvency of such reinsurers. None of the Company?s insurance subsidiaries is aware of actual or potential disputes with any of their respective reinsurers that could materially and adversely impact the financial results of the Company, or is aware of any insolvent reinsurer whose current obligations to CIC, Physicians, PRO, APL, or Sequoia are material to such companies.

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

            FLUCTUATIONS IN HISTORICAL OPERATING RESULTS, P & C RESERVES. Citation?s operating results over the past five years have been volatile. During the past several years, the levels of the reserves for CIG?s insurance subsidiaries have been very volatile. As a result of its claims experience and the level of existing reserves with respect to its P & C insurance business, Citation has had to significantly increase these reserves in three of the past five years.

            There can be no assurance that significant increases with respect to the reserves for the P & C business will not be necessary in the future, that the level of reserves for CIG?s insurance subsidiaries will not be volatile in the future, or that any such increases or volatility will not have an adverse effect on Citation?s operating results and financial condition.

            COMPETITION. There are several hundred P & C insurers licensed in California, many of which are larger and have greater financial resources than CIC, and Sequoia; offer more diversified types of insurance coverage; have greater financial resources and have greater distribution capabilities than the insurance companies of the group.

            A.M. BEST RATINGS. A.M. Best (?Best?) has recently assigned Sequoia a rating of B++ (Very Good) and APL has had a Best rating of B+ (Very Good) since 1983. CIC is currently rated B- (Adequate) by Best. Physicians and PRO are currently rated, and have been for a number of years, NR-3 (rating procedure inapplicable). Best?s ratings reflect the assessment of A.M. Best and Company of the insurer?s financial condition, as well as the expertise and experience of management. Therefore, Best ratings are important to policyholders. Best ratings are subject to review and change over time. Failure to maintain or improve their Best ratings could have a material adverse effect on the ability of the insurance companies to write new insurance policies, as well as potentially reduce their ability to maintain or increase market share. Management believes that many potential customers will not insure with an insurer that carries a Best rating of less than B+, and that customers who do so will demand lower rate structures. There can be no assurance that any of the insurance companies? ratings will be maintained or increased.

            CYCLICAL NATURE OF THE P&C INDUSTRY. The P & C insurance industry has been highly cyclical, and the industry has been in a cyclical downturn over the last several years due primarily to premium rate competition, which has resulted in lower profitability. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of surplus in the industry. The level of surplus in the industry varies with returns on invested capital and regulatory barriers to withdrawal of surplus. Increases in surplus have generally been accompanied by increased price competition among P & C insurers. The cyclical trends in the industry and the industry?s profitability can also be affected significantly by volatile and unpredictable developments, including natural disasters, fluctuations in interest rates, and other changes in the investment environment which affect market prices of insurance companies? investments and the income from those investments. Inflationary pressures affect the size of losses and judicial decisions affect insurers? liabilities. The demand for P & C insurance can also vary significantly, generally rising as the overall level of economic activity increases and falling as such activity decreases.

            INSURANCE COMPANY CAPITAL AND SURPLUS TESTING. In the past few years, the NAIC has developed risk-based capital ("RBC") measurements for both property and casualty and life insurers. The measures provide the various state regulators with varying levels of authority based on the adequacy of an insurer's RBC. At December 31, 1996, the PICO, PRO, APL, CIC and Sequoia annual statements reported more than adequate RBC levels.

            LIQUIDITY AND CAPITAL RESOURCES

            Cash, cash equivalents, and short-term investments increased by $
            54.6 million to $109.5 million at September 30, 1997 from $54.9 million at December 31, 1996. This increase was due to the inclusion of GEC in the consolidation (approximately $17.2 million) and the liquidation of securities to provide funds for fourth quarter investment purchases.

            Much of the cash used by operating activities is consumed through the normal payment of MPL claims. The only significant source of operating cash inflow for MPL operations is investment income, which is normally far less than the cash required in the payment of claims. To fund these operating cash shortfalls, investments have been liquidated as necessary.

            The Company?s insurance subsidiaries attempt to structure the duration of their invested assets to match the cash flows required to settle the related unpaid claims liabilities. Their invested assets should provide adequate liquidity to fund projected claims and LAE payments for the foreseeable future, based upon current projections.

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

            Significant additional uses of funds during the first nine months of 1997 included:

            - The purchase by PICO of a 25% ownership in Nevada Land and Resource Company at an approximate cost of $12 million. The transaction closed on April 23, 1997.
            - The purchase of a debenture for approximately $25 million from GEC on April 23, 1997 to help finance GEC's acquisition of a 75% interest in Nevada Land and Resource Company, which was subsequently repaid.

            Management hopes to maximize the return of all assets, including those needed to fund the eventual wrap-up of the MPL reserves through, among other things, value investing and managing the invested assets internally rather than liquidating assets to pay a third party to oversee the runoff of the existing claims. Physicians also elected to handle the runoff of the MPL claims internally to continue to maintain a high standard of claims handling and to maximize shareholder values. While management expects that Physicians? current and future investments will increase in value, offsetting some of the decline in assets during the period of runoff and increasing shareholder value, no guarantees can be given.

            As an additional source of funding, PICO's subsidiaries as they grow and accumulate increasing amounts of retained earnings may be able to return some of PICO's investment in the form of dividend distributions; however, this cannot be assured. In December 1996, Physicians paid a dividend of $13.2 million to PICO. In April 1997, Physicians paid PICO an additional dividend of $8.6 million. On October 7, 1997, the board of directors of PRO declared a $5.5 million dividend payable to Physicians in November.

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

            In addition to the proceeding, the following events have occurred or are expected to occur in the near future: o The sale of the Company's life and health insurance subsidiary, APL, is pending regulatory approval, which, if received, would provide $17 million in additional cash inflow.
            - On July 25, 1997, the Company announced the exercise of its Resource America, Inc. warrants and the immediate sale of the newly acquired Resource America, Inc. common stock for a gain of approximately $27 million. Resource America also paid off a promissory note held by PICO in the amount of $8 million plus accrued interest.
            - On July 30, 1997, PICO and its subsidiaries announced that they had acquired an additional approximate 11.6% ownership in GEC at a cost of approximately $11.4 million.
            - On August 18, 1997, PICO and Physicians acquired through a public offering 13,586,143 additional shares of GEC at a cost of $25,270,266, increasing PICO's ownership in GEC to approximately 51.2%.

            Significant transaction affecting GEC's sources and uses of funds during the first nine months of 1997 included:

            - The purchase on April 23, 1997 of an approximate 75% ownership in Nevada Land and Resource Company at an approximate cost of $40 million.
            - The successful completion of a secondary public offering raising proceeds of approximately $46 million.

            At September 30, 1997, the Company had no significant commitments for future capital expenditures, other than in the ordinary course of business. The Company has also committed to maintain Sequoia?s capital and statutory policyholder surplus level at a minimum of $7.5 million. The Company has also committed to make every attempt to maintain Sequoia?s Best rating at or above B++ (Very Good), which may at some time in the future require additional infusions into Sequoia by the Company. GEC has a commitment to fund certain of its subsidiaries amounting to $3.5 million.

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

Item 6:     Exhibits and Reports on Form 8-K:

            (a)   Exhibits:

                  See Exhibit Index.

            (b)   Reports on Form 8-K:


                    Form             Date Filed                            Description
                  ---------  -------------------------  ---------------------------------------------------
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

                  8-K/A      June 26, 1997              Letter regarding change in Certifying Accountant from
                                                        Coopers & Lybrand, LLP, independent auditors.

                  8-K        July 15, 1997              Engaged Deloitte & Touche LLP as the independent
                                                        accountant for the Registrant, effective July 8, 1997.

                  8-K/A      September 24, 1997         Changes in Registrant's certifying accountants.

                  8-K/A2     September 26, 1997         Letters regarding change in Certifying Accountant from
                                                        Coopers & Lybrand, LLP, independent accountants and
                                                        Deloitte & Touche LLP, independent accountants.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        PICO HOLDINGS, INC.


Dated:  November 14, 1997               By: /s/ Gary W. Burchfield
                                            --------------------------------------------------
                                            Gary W. Burchfield
                                            Chief Financial Officer and Treasurer
                                            (Principal Financial and Accounting Officer)

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