Form 10-K405
period 1997-12-31
PICO HOLDINGS INC /NEW
filed 1998-03-31
CIK 830122

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
  (MARK ONE)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [ X ]

Approximate aggregate market value of the registrant's common stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on March 20, 1998 was $118,539,069. Excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant's common stock.

Number of shares of common stock, $.001 par value, outstanding as of March 20, 1998 was 32,591,718. As of such date, 4,572,015 shares of common stock were held by subsidiaries of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive proxy statement for the annual meeting of stockholders held June 5, 1997 are incorporated by reference in Part III herein.

================================================================================

                               PICO HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                           Page
                                                                                                                            No.
                                                                                                                            ---
    PART I..............................................................................................................     3

        Item 1.  BUSINESS...............................................................................................     3
        Item 2.  PROPERTIES.............................................................................................    25
        Item 3.  LEGAL PROCEEDINGS......................................................................................    25
        Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................    25

    PART II.............................................................................................................    26

        Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................    26
        Item 6.  SELECTED FINANCIAL DATA................................................................................    27
        Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS..........................................................................    28
             7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS...........................................    43
        Item 8.  FINANCIAL STATEMENTS...................................................................................    44
        Item 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE...........................................................................    80

    PART III............................................................................................................    80

        Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................    80
        Item 11.  EXECUTIVE COMPENSATION................................................................................    81
        Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT.......................................................................................    81
        Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................    81

    PART IV.............................................................................................................    81

        Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 10-K......................................    81

    SIGNATURES..........................................................................................................    84

                                     PART I

    THIS FORM 10-K CONTAINS A NUMBER OF FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS ABOUT THE COMPANY'S PLANS FOR EXPANSION, INVESTING PHILOSOPHY, THE YEAR 2000 COMPUTING SYSTEMS COMPATIBILITY, AND BUSINESS EXPECTATIONS, WHICH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS THAT WILL HAVE AN EFFECT ON THE COMPANY'S FINANCIAL PERFORMANCE. THE COMPANY CAUTIONS INVESTORS THAT ANY FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH UNDER "BUSINESS RISKS" AND ELSEWHERE HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS OR FROM HISTORICAL RESULTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.

ITEM 1.  BUSINESS

INTRODUCTION

    PICO Holdings, Inc. ("PICO") is a holding company principally engaged in five industry segments: portfolio investing; property and casualty insurance; surface, water, geothermal and mineral rights; medical malpractice liability ("MPL") insurance; and other. Management has added the surface, water, geothermal and mineral rights segment for this annual report based on recent acquisitions and management's strategic initiatives (see below). PICO has also been active in life and health insurance operations through 1997, and is under contract to sell this business. PICO operates through a number of direct and indirect subsidiaries (with PICO and its subsidiaries, collectively referred to herein as the "Company"). The Company's objective is to use its resources to increase shareholder value through investments in businesses which the Company believes are undervalued or will benefit from additional capital, restructuring of operations or management, or improved competitiveness through operational efficiencies with the Company's existing operations. This business strategy was implemented beginning in 1994 and was not fully in place until 1996. See "HISTORY OF THE COMPANY." Guinness Peat Group plc ("GPG"), a strategic investment company domiciled in London, England owns approximately 17.6% of the Company. GPG is a publicly held company with its shares listed on the London, Australia and New Zealand stock exchanges.

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

    Subsidiaries

    Unless otherwise indicated, each subsidiary is directly or indirectly wholly-owned by PICO. The Company's operating subsidiaries and their principal subsidiaries or affiliates are as follows:

    Citation Insurance Company ("CIC")

    CIC is a California-domiciled insurance company licensed to write commercial property and casualty insurance in Arizona, California, Colorado, Nevada, Hawaii, New Mexico and Utah. CIC has also written Workers Compensation insurance; however, the Company sold that line of business through a transfer to and sale of its wholly-owned subsidiary, Citation National Insurance Company ("CNIC"), effective June 30, 1997. CNIC wrote no new business in 1997 prior to its sale. See "History of the Company -- Developments Since the Merger."

    Summit Global Management, Inc. ("Summit")

    Summit is a Registered Investment Advisor that offers investment management services to clients throughout the United States.

    Nevada Land and Resource Company, LLC ("NLRC")

    NLRC is the owner of approximately 1,365,000 acres of deeded land in northern Nevada. On April 23, 1997, PICO acquired 25.23% of NLRC. Global-Nevada Land Resource Corporation, a wholly-owned subsidiary of Global Equity Corporation ("GEC") which is approximately 51.17% owned by the Company, acquired the remaining 74.77% of NLRC. See "GLOBAL EQUITY CORPORATION" in this section.

    Physicians Insurance Company of Ohio ("Physicians")

    Physicians, an Ohio licensed insurance corporation, operates primarily as a diversified investment and insurance company. Its operations and those of its direct and indirect subsidiaries include strategic investing, property and casualty insurance, the runoff of its former MPL insurance claims reserves, and other. Through 1997, an indirect subsidiary of Physicians engaged in life and health insurance. That company, American Physicians Life Insurance Company, is under contract to be sold. Physicians has been licensed as a property and casualty insurer by the Ohio Department of Insurance ("Ohio Department") since 1976 and is also licensed by the Kentucky Department of Insurance. Disclosure in this section regarding the business of "Physicians" includes all operations of its subsidiaries.

    Physicians' Subsidiaries and Affiliated Companies

    SEQUOIA INSURANCE COMPANY ("SEQUOIA"). Sequoia is a California-domiciled insurance company licensed to write insurance coverage for property and casualty risks within the State of California. Sequoia writes business through independent agents and brokers covering risks located primarily within northern and central California. Although multiple line underwriting is conducted and at one time or another all major lines of property and casualty insurance except workers' compensation and ocean marine have been written, Sequoia has, over the past few years, transitioned from writing primarily personal lines of business (automobile, homeowners, etc.) to commercial lines.

    AMERICAN PHYSICIANS LIFE INSURANCE COMPANY ("APL"). APL offers critical illness insurance through "Survivor Key" policies as well as other life and health insurance products. APL is wholly owned by The Physicians Investment Company ("PIC"), a subsidiary of Physicians, Sequoia, and CIC. On June 16, 1997, Physicians entered into an agreement to sell APL and APL's wholly-owned subsidiary, Living Benefit Administrators Agency, Inc. The closing is subject to certain closing conditions, which have not yet been met. See "History of the Company -- Developments Since the Merger".

    THE PROFESSIONALS INSURANCE COMPANY ("PRO"). PRO is an Ohio domiciled insurance company first licensed to write property and casualty insurance in Ohio in 1979. It is also licensed in Kentucky, West Virginia and Wisconsin.

    CLM INSURANCE AGENCY, INC. ("CLM"). CLM, purchased on July 1, 1995, is an inactive California insurance agency which placed insurance with California insurers, including Sequoia.

    GLOBAL EQUITY CORPORATION. PICO and its subsidiaries own approximately 51.17% of GEC, a Canadian international investment company. PICO increased its ownership interest in GEC from 38.2% prior to July 30, 1997, to 49.9% on July 30, 1997 and to 51.17% in August 1997 and has consolidated the accounts of GEC with those of the Company for 1997. Set forth below as of December 31, 1997, are the names and respective jurisdictions of incorporation of certain direct and indirect subsidiaries of GEC, all of which are wholly-owned except for NLRC which is 74.77% owned by Global-Nevada Land Resource Corporation, a wholly-owned subsidiary of GEC. The following list includes, but is not limited to, all subsidiaries the total assets of which constituted more than 10% of the consolidated assets of GEC as of December 31, 1997 or the total revenues of which constituted more than 10% of the consolidated revenues of GEC during fiscal 1997. GEC owns approximately 13% of PICO as of December 31, 1997.

                                                                              Jurisdiction
                                                                                   of
                         Subsidiary                                           Incorporation
                         ----------                                           -------------
             Direct:
             Forbes & Walker Securities Limited..........................       Canada
             Forbes & Walker (USA) Inc...................................       Delaware

             Indirect:
             Forbes & Walker International Limited.......................       Barbados
             Vidler Water Company, Inc...................................       Colorado
             Nevada Land and Resource Company, LLC.......................       Delaware
             Global Equity SA............................................       Switzerland

    Subsidiaries of GEC are either holding companies or inactive, with the exception of the following: Vidler Water Company, Inc. ("Vidler"), and NLRC. The other subsidiaries may be utilized in the future in furtherance of the international investment, asset management or corporate finance activities of GEC.

    MAJOR BUSINESSES AND PROPERTIES OF GLOBAL EQUITY CORPORATION

    Vidler Water Company, Inc.

    Effective November 14, 1995, a wholly-owned subsidiary of GEC acquired all of the outstanding common stock of Vidler. Vidler is a corporation formed under the laws of the state of Colorado. The purchase price was $5,575,299 in cash. Vidler is engaged in the water marketing and transfer business. The business plan calls for Vidler to identify areas where water supplies are needed in the southwestern United States and then facilitate the transfer from current ownership to Vidler, and subsequently to municipalities, water districts, developers and others. This process requires knowledge and skills in the identification, certification, upgrading, managing, transfer, marketing and financing of water projects. Vidler has created opportunity through its ability to aggregate water supplies from disparate owners and locations and redirect the water to its highest and best use.

    As a comprehensive provider of water services, Vidler performs the following functions:

    - Water asset acquisitions, purchasing appropriative water rights, upgrading the priority and functionality wherever possible, and marketing the product to the end-user; and

    - Development and operation of water recharge (storage) facilities directed to municipalities and water districts in the southwestern United States. Storage provides flexibility. Surplus supplies can be stored inexpensively and can be sold and delivered to meet peak demands.

    Since its acquisition by GEC, Vidler and its immediate parent company have purchased water rights and related assets in Colorado, Nevada and Arizona.

    Nevada Land and Resource Company, LLC

    On April 23, 1997, a wholly-owned subsidiary of GEC acquired a 74.77% interest in NLRC. The remaining 25.23% interest was acquired by PICO. The total purchase price for NLRC was $48.6 million. NLRC's principal asset consists of approximately 1.365 million acres of deeded land located in northern Nevada, together with appurtenant water, geothermal and mineral rights. NLRC is actively engaged in maximizing the property's value in relation to water rights, mineral rights, geothermal resources, and land development.

    The activities of Vidler and NLRC are considered by PICO to be a reportable segment of surface, water, geothermal and mineral rights. This determination was made for this annual report based on the acquisition of the majority ownership in GEC by PICO and management's strategic initiatives.

    Conex Continental Inc.

    In August 1996, a wholly-owned subsidiary of GEC made an investment in Conex Continental Inc. ("Conex"). Conex is a corporation formed under the laws of Ontario, Canada. At Conex's January 7, 1998 Annual Meeting of Shareholders, the shareholders approved a plan to change the domicile of Conex to the state of Delaware and management is working to accomplish this change.

    Conex's principal asset is a 60% interest, through a wholly-owned subsidiary, in a sino-foreign joint venture. This joint venture operates a manufacturing facility in Guiyang City, Guizhou Province, China and manufactures wheeled and tracked hydraulic excavators.
    A wholly-owned subsidiary of GEC invested approximately $5,000,000 and received 6,750,000 voting class B preferred shares in August 1996 plus 89,096,888 separate and detachable warrants each exercisable at a price of approximately $0.0398 into one common share. In 1997, the subsidiary of GEC exercised warrants and purchased 22,195,043 common shares of Conex at a price of approximately $0.0398 per common share.

    SISCOM, Inc.

    In August 1996, GEC purchased 4,000,000 newly-issued voting preferred shares of SISCOM, Inc. ("SISCOM") for an aggregate purchase price of $1,000,000. The preferred shares pay quarterly non-cumulative dividends at the rate of 7% per annum. The preferred shares are convertible on a one-for-one basis into common shares of SISCOM.

    In February 1998, CIC and Sequoia each purchased 625,000 newly-issued convertible preferred shares of SISCOM for a purchase price of $250,000 each.

    SISCOM is a corporation formed under the laws of the state of Colorado. SISCOM is a provider of multimedia software solutions to the electronic news media, Internet providers, and sports industries.

    GEC also has a portfolio of investments in other equity securities in the United States, Europe and Asia. These investments include GEC's investments in PICO. They also include investments in certain Korean equities which have been heavily impacted by the recent decline in Korean financial markets. In 1997, GEC wrote down its investment in these securities to approximately $0.8 million through an approximate $8.0 million charge to GEC's statement of operations, including a foreign currency loss of approximately $3.8 million. The preceding amounts were reduced by minority interests of approximately 48% when consolidated into the Company's financial statements.

HISTORY OF THE COMPANY

    Recent Merger

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

    As a result of the Merger, the business and operations of Physicians and its subsidiaries became a substantial majority of the business and operations of the Company.

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

    Additionally in 1993, Physicians was approached by an investor who could provide a significant capital infusion. Physicians sold 1,428,571 newly-issued and authorized shares of Physicians stock, representing, at that time, 32% of Physicians' voting power, for $5 million to GPG, a London-based strategic investment company. At that same time, four designees of GPG (Messrs. Broadbent, whose term expired in 1995, Langley, Hart and Dr. Weiss) were elected to Physicians' Board. GPG subsequently purchased from Physicians $3.0 million of additional shares of Physicians stock, thereby increasing GPG's equity position in Physicians. In May and June 1996, GPG sold a total of 850,000 shares of Physicians to GEC (which converted into 4,258,415 shares of PICO pursuant to the Merger).

    During 1995, there was another overall shift in the strategic direction of Physicians. As discussed further below, Physicians sold its recurring MPL business, purchased a property and casualty insurance company in California (Sequoia) which does not write MPL insurance, and made a significant investment in GEC which operates primarily as an international investment company. Physicians' objective was and continues to be to use its resources and those of its subsidiaries and affiliates to increase shareholder value through investments in businesses which Physicians believes to be undervalued or will benefit from additional capital, restructuring of operations or management, or improved competitiveness through operational efficiencies with existing Physicians operations. This business strategy was implemented beginning in 1994 and was not fully in place until 1996.

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

    Physicians initially capitalized Sequoia with $2.6 million in paid-in capital and an additional $5.9 million in paid-in surplus. Subsequently, Physicians contributed an additional $17.3 million to Sequoia to cover 1995 net losses, to strengthen Sequoia for purposes of maintaining or improving Sequoia's "B++" (Very Good) A.M. Best Company rating (See "A.M. BEST COMPANY" under "Competition")and its NAIC risk-based capital ratio, and to provide capital for growth.

    All policy and claims liabilities of Sequoia prior to closing are the responsibility of SRC and have been unconditionally and irrevocably guaranteed by QBE Insurance Group Limited ("QBE"), an Australian corporation of which SRC indirectly is a wholly-owned subsidiary. Physicians is required to maintain a minimum surplus in Sequoia of $7.5 million and, through a management agreement, is supervising the run-off of SRC's liabilities. As part of the management agreement, Physicians was reimbursed for certain expenses incurred in the servicing of the business existing prior to closing. Since its acquisition by Physicians, Sequoia has continued to write light commercial and multiperil insurance in northern and central California.

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

    Physicians will continue to administer the runoff of claims on policies written or renewed prior to July 16, 1995. Physicians estimates based upon actuarial indications that approximately 75% of Physicians' claim liabilities which existed at the end of 1995 should be paid out by the end of the year 2000.

    In 1983, Physicians incorporated Summit and subsequently registered it with the SEC as an investment adviser. Summit was inactive from 1990 through 1994, and in January 1995, Summit was reactivated. In addition to its registration with the SEC, Summit is registered as an investment adviser in California, Florida, Kansas, Louisiana, Oregon, Virginia and Wisconsin. Summit maintains an office in California. Funds under management are approximately $700 million, most of which are funds which Summit is managing on behalf of PICO and its subsidiaries and affiliates. Summit provides an opportunity for the Company to be further diversified and will provide fee based revenues. Since February 1995, Summit has provided investment management services to Physicians and its insurance affiliates. Summit also offers its services to other individuals and institutions.

    On September 5, 1995, Physicians purchased 21,681,084 common shares of GEC for $34.4 million in cash. GEC is a Canadian corporation which has its offices in Toronto, Canada and La Jolla, California. GEC is a publicly-held corporation and is listed on the Toronto Stock Exchange ("TSE") and The Montreal Exchange under the symbol "GEQ." Physicians' purchase amounted to 38.2% of GEC's outstanding common shares. GEC operates primarily as an international investment company. On July 30, 1997, subsidiaries of PICO purchased 6,616,218 existing shares of GEC from a non-affiliated shareholder, increasing the Company's ownership of GEC to approximately 49.9%. On August 19, 1997, PICO and Physicians purchased 13,586,143 newly issued shares pursuant to a public offering of shares by GEC. These purchases increased PICO's ownership of GEC to approximately 51.17 %. GEC currently owns 4,258,415 shares, or approximately 13%, of PICO's outstanding Common Stock.

    Immediately prior to the Merger, Physicians operated in five industry segments: property and casualty insurance, life and health insurance, portfolio investing, MPL insurance and other. MPL insurance was written by Physicians and its wholly-owned subsidiary, PRO, an Ohio corporation organized in 1979. Physicians and PRO sold MPL insurance to physicians, dentists, nurses and other allied health care professionals. Physicians and PRO discontinued writing MPL insurance at the end of 1995, but continue to administer the adjustment of claims and the investment of related assets for policies in force prior to July 16, 1995. Physicians has conducted its life and health insurance business through APL, an Ohio-domiciled life insurer that was formed in 1978 and is currently under contract to be sold subject to certain closing conditions, including regulatory approval, which have yet to be met. In July 1993, APL began aggressively marketing a critical illness policy which Physicians and APL believed to be unique to the U.S. market. However, APL's success with this innovative product has been significantly less than expected. The portfolio investing segment was engaged in primarily by Physicians. The property and casualty insurance segment was engaged in by Sequoia, which Physicians acquired on August 1, 1995. The Company's other operations consisted primarily of Summit's investment adviser operations.

    On December 20, 1996, Physicians transferred its ownership in Summit to
PICO.

    In addition to PRO, PIC, APL, and Sequoia, at December 31, 1997, Physicians had five wholly-owned subsidiaries, none of whose current operations are material to the financial position of the Company. CLM Insurance Agency, Inc. ("CLM") was purchased by Physicians on July 1, 1995. Prior to 1997, CLM brokered insurance in California for Sequoia and other unaffiliated companies. CLM is currently inactive. Raven Development Company was incorporated in Ohio in 1981 as a real estate development corporation. It is currently involved in one development in central Ohio but is in the process of withdrawing from the real estate development industry. Medical Premium Finance Company ("MPFC") was incorporated in Ohio to conduct insurance premium finance business. MPFC ceased writing new loans effective September 30, 1994, and became totally dormant as of October 1, 1995. S.M.B. Financial Planning, Inc. ("SMB") is an Ohio corporation acquired in 1983 to provide financial planning services. SMB has not been operating for the past five years.

    Citation

    The following describes the history of PICO, which was previously known as "Citation Insurance Group", prior to the Merger. All references to "CIG" are references to PICO as it existed prior to the Merger. CIG was a holding company principally engaged in writing workers' compensation and commercial property and casualty insurance through its wholly-owned subsidiaries, CIC and CNIC. "Citation" refers to CIG and its subsidiaries, excluding Citation General Insurance Company (CGIC), as they existed before the Merger. CGIC, a wholly-owned subsidiary of CIG, was placed into conservation in July 1995 by the State of California. Citation had effectively written off its investment in CGIC in November 1994.

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

    CGIC and CNIC specialized in insuring accounts in commercial property-oriented business classifications, including investment properties, retail operations, restaurants, wholesale distribution operations and other service-related businesses. Until October 1994, they also provided coverage for artisan contractors.

    Madison Acceptance Corporation ("MAC") is licensed by the California Department of Corporations as an industrial loan company empowered to transact premium financing in California. MAC does not presently conduct premium financing operations.

    During 1994, Citation increased CGIC's loss reserves and, in the third quarter of 1994, the increase in CGIC's loss reserves aggregated approximately $6.2 million. These increases were due primarily to re-evaluation of potential losses related to construction defect claims emanating from CGIC's artisan contractor policies written in years prior to the Merger. Subsequent to the third quarter loss reserve increases, Citation notified the California Department of Insurance (the "California Department") that the cumulative effect of these increases brought CGIC below the minimum surplus required by the State. Citation began working with the California Department to formulate a plan for resolving the situation. Based upon discussions with the California Department regarding the possible conservation of CGIC, Citation concluded that its control over CGIC had become temporary and, as a result, has accounted for the results of CGIC on the equity method since November 1994, resulting in a write off of its remaining investment in CGIC of $4.2 million at that date. At that time, CGIC and CNIC stopped writing any new business.

    In February 1995, Citation reached an agreement in principle with the California Department regarding CGIC. Under the terms of the agreement, an inter-company pooling reinsurance agreement between CGIC and CNIC was commuted effective September 30, 1994. In addition, CNIC transferred approximately $1.1 million of securities into a contingency fund for potential further development of CGIC's loss reserves associated with accident years 1990 to 1994 during which time the inter-company pooling agreement was in effect. Further, CIG agreed to pay $600,000 in cash to CGIC and transfer its 25% ownership of CIG's Costa Mesa property to CGIC. As a result of this agreement, CIG recorded a liability for the cost of the disposition of CGIC, which includes the above described payments and transfers which, when combined with its write off of its investment in CGIC, resulted in a $6.7 million charge to Citation's operating results in 1994. Further, CIC agreed to acquire the in-force book of business of CGIC for approximately $1.7 million, which was accrued as a liability of Citation and recorded as an other asset at December 31, 1994.

    During July 1995, CGIC was placed into conservation by the State of California, effectively transferring control of CGIC's assets to the California Department. In August 1995, CGIC was placed into liquidation by the State of California.

    On November 30, 1995, CIG contributed all of the capital stock of CNIC to CIC. This transaction increased the paid-in and contributed surplus of CIC by $5,303,731. CNIC has been essentially inactive since mid-December 1994.

    In February 1994, Citation entered the personal automobile insurance business in California by offering low limit policies marketed through a Managing General Agent. Primarily as a result of poor operating results in this line, Citation decided in early 1995 to withdraw from this business and focus on its primary business segments, i.e., workers' compensation and commercial property and casualty.

    CIC is currently licensed to write business in Arizona, California, Colorado, Hawaii, Nevada, New Mexico and Utah and is currently writing business in Arizona, California, Colorado, Nevada and Utah. CNIC is licensed in California.

    Developments Since the Merger

    In November 1996, Physicians purchased a $2.5 million convertible debenture from PC Quote, Inc. ("PC Quote"). Physicians currently owns approximately 16.8% of PC Quote's outstanding shares. PC Quote is an electronic provider of real-time securities quotations and news. On May 5, 1997, PICO agreed to provide a line of credit to PC Quote. The initial credit was for $1 million with repayment due September 30, 1997. The credit has since been increased to $2,250,000 with repayment due April 30, 1998. The Company received warrants to purchase common shares of PC Quote, Inc. in connection with these transactions. The value of such warrants is not material to the Company's financial position or results of operations.

    On April 14, 1997, GEC and PICO entered into an agreement for the purchase of NLRC, owner of approximately 1,365,000 acres of deeded land with appurtenant water, geothermal and mineral rights in Northern Nevada, for a total purchase price of $48.6 million. The closing date was April 23, 1997.

    On June 16, 1997, Physicians announced the signing of a definitive agreement to sell its wholly-owned life and health insurance subsidiary, APL, and its wholly-owned subsidiary, Living Benefit Administrators Agency, Inc. to IFS Insurance Holdings Corporation. Closing is subject to closing conditions, including regulatory approval which is still pending.

    On June 30, 1997, CIC sold its workers' compensation business through a transfer to and sale of its wholly-owned subsidiary, CNIC, to an unaffiliated insurance company.

    On July 30, 1997, PICO acquired additional common stock of GEC increasing the Company's ownership to approximately 49.9%.

    On August 19, 1997 PICO acquired additional shares of GEC common stock, increasing the Company's ownership to approximately 51.17%.

    On December 17, 1997 Physicians contributed an additional $5.5 million to Sequoia.

OPERATIONS

    The Company operates in five industry segments: portfolio investing; surface, water, geothermal and mineral rights; property and casualty insurance; MPL insurance and other. Life and health insurance was written through 1997, but has been treated as "discontinued operations" due to the pending sale of APL. Physicians ceased writing MPL insurance at the end of 1995 but continues to administer the adjustment of claims and the investment of related assets. Effective June 30, 1997, Citation sold its workers' compensation operations and its subsidiary, CNIC, principally due to recent changes in California regulations with regard to rating of policies and to better utilize capital and concentrate on the synergies of the property and casualty insurance businesses common to both Sequoia and Citation.

PORTFOLIO INVESTING OPERATIONS

    In late 1994, Physicians began the process of changing its strategic direction from the operation of an MPL insurance business to investing in businesses which PICO believes are undervalued or will benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with existing PICO operations. Accordingly, in January 1995, Physicians reactivated its investment advisory subsidiary, Summit; in August 1995, Physicians acquired Sequoia and entered new lines of property and casualty insurance; in September 1995, Physicians purchased 38.2% of GEC, a Canadian corporation active in international investments, water rights, and other businesses and in 1996 Physicians acquired control of Citation pursuant to the Merger.

    In July and August 1997, the Company increased its ownership in GEC to approximately 51.17%. GEC's financial results have been consolidated with those of the Company, resulting in increased levels of portfolio investing activities. See Footnote 19 to the Consolidated Financial Statements entitled "Segment Reporting."

    GEC is a Canadian corporation engaging in strategic investment; surface, water, geothermal and mineral rights; and other services. In addition to GEC's investments in its subsidiaries, GEC also has a portfolio of investments in other equity securities in the United States, Canada, Europe and Asia. These investments include GEC's investments in PICO. They also include investments in certain Korean equities which have been heavily impacted by the recent decline in Korean financial markets. With the exception of the operations of Vidler and NLRC, most of GEC's activities fall under the business segment category of portfolio investing. At times, GEC may come to hold securities of companies for which no market exists or which may be subject to restrictions on resale. As a result, a portion of GEC's assets may not be liquid. Furthermore, as a result of its global diversification with respect to existing investments, GEC's revenues may be adversely affected by economic, political and governmental conditions in countries where it maintains investments or operations, such as volatile interest rates or inflation, the imposition of exchange controls which could restrict or prohibit GEC's ability to withdraw funds, political instability and fluctuations in currency exchange rates.

    Due to the Company's limited experience in the operation of the businesses of each of these subsidiaries, which currently constitute a substantial portion of the Company's operations, there can be no assurance as to the future operating results of the Company or the recently acquired businesses of the Company.

    The Company will continue to make selective investments for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This could involve the restructuring of the financing or management of the entities in which the Company invests and initiating and facilitating mergers and acquisitions. This business strategy was implemented beginning in 1994 and was not fully in place until 1996. Consequently, the results of this strategy are not fully reflected in prior years' financial statements, nor are the financial statements indicative of possible results of this new business strategy in the future. Shareholders will be relying on the experience and judgment of the Company's management to locate, select and develop new acquisition and investment opportunities. There can be no assurance that sufficient opportunities will be found or that this business strategy will be successful. Failure to successfully implement this strategy may negatively impact the business and financial condition and results of operations of the Company.

    Application of Physicians' new strategy since 1995 and the consolidation with GEC in 1997 have resulted in a greater concentration of equity investments held by the Company. Market values of equity securities are subject to changes in the stock market, which may cause the Company's shareholders' equity to fluctuate from period to period. At times, the Company may come to hold securities of companies for which no market exists or which may be subject to restrictions on resale. As a result, periodically, a portion of the Company's assets may not be readily marketable.

SURFACE, WATER, GEOTHERMAL AND MINERAL RIGHTS

    Effective November 14, 1995, a wholly-owned subsidiary of GEC acquired all the outstanding common stock of Vidler, a Colorado corporation engaged in the water marketing and transfer business. Vidler's business plan calls for Vidler to identify areas where water supplies are needed in the southwestern United States and then facilitate the transfer from current ownership to Vidler and subsequently to municipalities, water districts, developers and others. Since its acquisition, Vidler and its immediate parent company have purchased water rights and related assets in Colorado, Nevada and Arizona.

    NLRC, which is 74.77% owned by GEC and 25.23% by PICO owns approximately
1.365 million acres of deeded land located in northern Nevada, together with appurtenant water, geothermal and mineral rights. NLRC is actively engaged in maximizing the property's value in relation to water rights, mineral rights, geothermal resources, and land development.

INSURANCE

    Premiums

    The following table shows the total net premiums written (gross premiums less premiums ceded pursuant to reinsurance treaties) by line of business by the Company and its subsidiaries for the periods indicated as reported in financial statements filed with the Ohio Department and the California Department using statutory accounting principles:

                              NET PREMIUMS WRITTEN

                               BY LINE OF BUSINESS

                                                          1997               1996              1995
                                                       ------------       ------------      ------------
                                                                         (In Thousands)
Property and Casualty-Commercial and Other                 $40,093            $35,201           $10,755
Medical Professional Liability                                 239                 28            11,824
Workers' Compensation                                      (38,730)             1,556                 0
                                                       ------------       ------------      ------------
     Total Property and Casualty Premiums                   $1,602            $36,785           $22,579
                                                       ------------       ------------      ------------

Life and Health:
Individual:
    Life                                                     1,424              1,232             1,122
     Health                                                     59                 74                86
     Annuity                                                 2,121              2,665             1,480
Group:
    Life                                                       410                449               475
     Health                                                     39                 82               274
     Annuity                                                 1,087                921               462
                                                       ------------       ------------      ------------
          Total Life and Health Insurance Premiums           5,140              5,423             3,899
                                                       ------------       ------------      ------------
               Total Insurance Premiums                     $6,742            $42,208           $26,478
                                                       ============       ============      ============


    Physicians experienced significant declines in MPL net premiums written in recent years. Net premiums equal direct premiums plus assumed premiums, minus premiums ceded under reinsurance treaties. The amount of reinsurance assumed by Physicians over the years has been negligible. However, PRO and Physicians entered into a 100% quota share reinsurance treaty effective October 1, 1997 whereby PRO ceded and Physicians assumed all of PRO's existing claims liabilities, net of existing reinsurance. See "REINSURANCE." Direct MPL premiums written have declined significantly, from near $50 million prior to 1993 to $22.6 million in 1995, $167,000 in 1996 and to $38,000 in 1997. Additionally,
MPL premiums ceded under reinsurance treaties have varied greatly from year to year. See "REINSURANCE." APL's premium writings have also declined significantly since 1994, mostly as a result of exiting the group health insurance business in mid-1994. Interest in APL's critical illness policy, Survivor Key, has been less than expected and not enough to offset the decline in health premiums from 1994 levels. Sequoia's property and casualty premium writings are included for the periods subsequent to August 1, 1995. Citation's premiums are included for periods after November 20, 1996. The $38.7 million negative workers' compensation net premiums written in 1997 by CIC reflects the 100% reinsurance cession of CIC's entire existing book of workers' compensation insurance to CNIC just prior to the sale of CNIC and the workers' compensation business. See "INTRODUCTION-Citation Insurance Company."

    Property and Casualty Insurance

    Sequoia underwrites property and casualty insurance in California only. CIC underwrites property and casualty insurance in California and, to a lesser extent in Arizona, Colorado, Nevada and Utah.

    Sequoia is licensed to write insurance in California and is represented by independent insurance agents and has been represented by Physicians' wholly-owned subsidiary insurance agency, CLM, until 1997. CLM is currently inactive. Sequoia writes primarily light commercial and multiperil insurance in northern and central California. Sequoia's principal sources of premium production represent farm insurance and small to medium-sized commercial accounts, most of which are located outside of large urban areas. A small amount of earthquake coverage is provided, either as an endorsement to an existing insurance policy or as a result of participation in a state-mandated pool. Most business is written at independently filed rates.

    CIC underwrites general liability and property insurance for small and medium-sized businesses, including restaurants, hotels and motels, retail stores, owners of small commercial centers, and until October 1994, artisan contractors, with uniform risk characteristics and coverage needs. CIC targets specific types of accounts within predetermined business classifications containing certain characteristics including low potential for loss severity, no long delay between loss occurrence and loss reporting, and a relatively short and uncomplicated claim settlement process. CIC typically provides general liability, theft, inland marine, property, glass, commercial automobile, incidental products liability coverage and umbrella liability. CIC sells policies through independent producers located in its operating territories.

    Net earned premiums, incurred losses and the corresponding loss ratio (excluding loss adjustment expense ("LAE")) for Sequoia and CIC for 1997 were (dollars in thousands) $50,232, $23,976 and 47.7%, respectively, excluding workers' compensation insurance.
This compares to $31,399, $13,908 and 44.3%, respectively, in 1996.

    Sequoia and CIC combined results for 1997 by line of business, excluding workers' compensation insurance, were as follows:

                                                            1997
                                        ---------------------------------------------
                                            Net
                                         Premiums        Net Losses       Net Loss
                                          Earned         Incurred*         Ratio*
                                        ------------    -------------    ------------
                                                        (in thousands)
Fire                                           $824              $73          8.9%
Allied lines                                    141               96         68.1%
Homeowners multiperil                             4               13        325.0%
Commercial multiperil                        37,022           14,392         38.9%
Inland marine                                                    (39)         0.0%
Earthquake                                      336               (3)         0.9%
Other liability                                 814            5,151        632.8%
Auto liability                                7,201            3,276         45.5%
Auto physical damage                          3,890            1,017         26.1%
                                        ------------    -------------
     Total                                  $50,232          $23,976         47.7%
                                        ============    =============

----------------

* Net losses incurred and net loss ratios shown exclude LAE.

    Sequoia's total net loss ratio improved 5.4 percentage points over 1996 principally as a result of improved loss experience in the commercial multiperil line of business. CIC's results continue to be significantly influenced by extremely poor claims experience in artisan/contractors (classified above under "other liability") insurance which is no longer offered by CIC.

    The underwriting staffs of Sequoia and CIC (the "P & C Insurance Group") are solely responsible for the ultimate acceptance, underwriting and pricing of applications for commercial insurance. Premium pricing levels are based on a variety of factors, including industry historical loss costs, anticipated loss costs, acceptable profit margins and anticipated operating expenses.

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

    Sequoia has expended considerable effort and expense in streamlining and reordering its operations in the latter part of 1995 and in 1996 and 1997. Computer systems have been developed to facilitate decentralization of underwriting and claims adjusting functions. In evidence of this, in July 1997, Sequoia and CIC consolidated their home office operations in Monterey, California. Both companies are in the process of sub-leasing their former office spaces in Pleasanton and San Jose, California.

    The P & C Insurance Group has emphasized the development and maintenance of information and processing systems for use in all areas of its business. Management believes that its information and processing systems enable the P & C Insurance Group to compete effectively through enhanced policyholder services, efficient underwriting, claim support systems, reduced processing costs and timely management information. In addition, CIC's systems are not dependent on specific hardware vendors, thereby providing it with greater control over hardware costs and flexibility in terms of operating hardware. An internally integrated software system has been designed for the processing of CIC's commercial property and casualty business, including automated policy issuance and claim processing.

    CIC's claim function has been supported by its on-line automated claim system, which has been internally developed and refined over several years. Utilizing this system, claim technicians have on-line, direct access to all claim files through their own computer terminal. All P & C computer systems are expected to be year 2000 compliant by January 1, 1999.

    CIC and Sequoia collect premiums either by direct billing or producer billing. Sequoia has recently developed its own direct billing system and began utilizing this system for all new and renewal policies, thereby eliminating its reliance on the outside service vendor.

    CIC and Sequoia write property and casualty insurance policies. Most of CIC's and Sequoia's net premiums are attributable to property and casualty. The property and casualty insurance industry has been highly cyclical, and the industry has been in a cyclical downturn over the last several years due primarily to premium rate competition, which has resulted in lower profitability. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of surplus in the industry. The level of surplus in the industry varies with returns on invested capital and regulatory barriers to withdrawal of surplus. Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers. The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including natural disasters (such as hurricanes, windstorms, earthquakes and fires), fluctuations in interest rates and other changes in the investment environment which affect market prices of insurance companies' investments and the income from those investments, inflationary pressures that affect the size of losses and judicial decisions affecting insurers' liabilities. The demand for property and casualty insurance can also vary significantly, generally rising as the overall level of economic activity increases and falling as such activity decreases.

    MPL

    Prior to the sale of the MPL insurance business in August 1995, Physicians and PRO sold primarily MPL coverage. Physicians and PRO were represented by approximately 40 independent insurance agents and by Physicians' wholly-owned subsidiary insurance agency, PICO Insurance Agency, Inc. While Physicians and PRO were licensed collectively in the states of Ohio, Kentucky, Michigan, West Virginia and Wisconsin, MPL coverage was actively sold only in Ohio and Kentucky. Physicians and PRO continue to administer the adjustment of claims and the investment of related assets for policies written or renewed prior to July 16, 1995.

    Life and Health

    APL is represented on a commission basis by approximately 400 independent agents, some of whom may also be licensed with other unaffiliated companies. APL, an Ohio-domiciled life insurer, has written life, annuity and group health insurance since its inception in 1978. In July, 1993, APL began marketing a critical illness policy which APL believed was unique to the U.S. market. In the face of heightened competition for group health insurance and to concentrate on the Survivor Key product, on July 1, 1994, APL ceased writing group, health and dental coverages with the exception of the Physicians Group Plans, which were terminated in March 1996. To date, response to APL's critical illness policy, Survivor Key, has been less than expected. On June 16, 1997, Physicians announced the signing of a definitive agreement to sell APL and its wholly-owned subsidiary, Living Benefit Administrators Agency, Inc. The closing is subject to certain closing conditions, including regulatory approval which is still pending. See "HISTORY OF THE COMPANY--Developments Since the Merger".

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

    Several years or more may elapse between the occurrence of an insured MPL, or casualty loss, the reporting of the loss and the final payment of the loss. Loss reserves are estimates of what an insurer expects to pay claimants, legal and investigative costs and claims administrative costs. The Company's subsidiaries are required to maintain reserves for payment of estimated losses and loss adjustment expense for both reported claims and claims which have occurred but have not yet been reported ("IBNR"). Ultimate actual liabilities may be materially more or less than current reserve estimates.

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

The liabilities for unpaid losses and LAE for Physicians, PRO, Sequoia, and CIC (the "Combined Insurance Group") were $196.1 million in 1997, $252.0 million in 1996, and $229.8 million in 1995, net of discount on MPL reserves. Of those amounts, the liabilities for unpaid loss and LAE of prior years increased by $0.9 million in 1997, $2.3 million in 1996 and $3.2 million in 1995. These changes in reserves for prior years' reserves were due to the following:

                                                                                1997              1996             1995
                                                                            ------------     -------------     ------------
                                                                                            (in millions)
Decrease in provision for prior year claims                                       $ (1.0)           $ (2.6)          $ (0.3)
Retroactive reinsurance                                                             (1.2)              -               (2.4)
Accretion of reserve discount                                                        3.1               4.9              5.9
                                                                            ------------     -------------     ------------
     Net increase decrease in liabilities for unpaid loss
     and LAE of prior years                                                        $ 0.9             $ 2.3            $ 3.2
                                                                            ============     =============     ============


    See schedule in Note 13 of Notes to the Company's Consolidated Financial Statements for additional information regarding reserve changes.

    Although the Combined Insurance Group's reserves are certified annually by independent actuaries for each insurance company as required by state law, significant fluctuations in reserve levels can occur based upon a number of variables used in actuarial projections of ultimate incurred losses and LAE.

    Physicians' liability for unpaid MPL losses and LAE is discounted to reflect investment income as permitted by the Ohio Department. The method of discounting is based upon historical payment patterns and assumes an interest rate at or below Physicians' investment yield, and is the same rate used for statutory reporting purposes. Physicians uses a 4% discount rate for MPL reserves.

    All members of the Combined Insurance Group seek to reduce the loss that may arise from individually significant claims or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance carriers.

    Various reinsurance treaties remain in place to limit the Combined Insurance Group's exposure levels. See "REINSURANCE" following this section and Note 12 of Notes to Consolidated Financial Statements - Reinsurance.

    Reconciliation of Unpaid Loss and Loss Adjustment Expenses

    An analysis of changes in the liability for unpaid losses and LAE for 1997, 1996 and 1995 is set forth in Note 13 of Notes to the Company's Consolidated Financial Statements.

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

The following table presents the development of balance sheet liabilities for 1987 through 1997 for all property and casualty line of business including MPL. The "Net liability as originally estimated" line shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date on a discounted basis for each of the indicated years. Reserves for other lines of business that Physicians ceased writing in 1989, which are immaterial, are excluded. The "Gross liability as originally estimated" represents the estimated amounts of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date on an undiscounted basis, including losses that had been incurred but not reported.

                                                                                          YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------------------
                                                1987           1988           1989           1990           1991            1992
                                             ------------   ------------   ------------   ------------   ------------    -----------
                                                                                       (IN THOUSANDS)
Net Liability as originally estimated:          $104,495       $109,435       $126,603       $128,104       $129,768        $159,804
Discount                                          35,146         37,100         36,806         30,230         30,647          31,269
Gross liability as originally estimated:         139,641        146,535        163,409        158,334        160,413         191,073
Cumulative payments as of:
     One year later                               35,339         27,229         43,725         42,488         42,986          41,550
     Two years later                              61,228         69,335         84,463         81,536         81,489          73,012
     Three years later                            96,680        105,274        110,291        108,954        103,505         103,166
     Four years later                            123,254        122,589        128,737        120,063        120,073         116,278
     Five Years later                            135,034        136,454        135,170        126,100        127,725         139,028
     Six years later                             144,405        138,907        138,912        130,146        142,973
     Seven years later                           145,589        140,451        141,854        142,484
     Eight years later                           145,733        141,641        152,706
     Nine years later                            145,431        146,841
     Ten years later                             147,533
Liability re-estimated as of:
     One year later                              149,426        148,847        162,653        160,200        188,811         197,275
     Two years later                             145,432        148,932        162,371        179,915        184,113         179,763
     Three years later                           149,243        154,177        176,123        172,715        174,790         182,011
     Four years later                            152,427        165,596        169,488        170,847        177,811         176,304
     Five Years later                            158,868        163,676        171,532        171,968        172,431         181,721
     Six years later                             160,414        165,996        170,873        165,255        175,830
     Seven years later                           164,727        166,144        167,341        168,185
     Eight years later                           164,893        161,328        170,941
     Nine years later                            160,683        163,426
     Ten years later                             161,946
Cumulative Redundancy (Deficiency)              ($22,305)      ($16,891)       ($7,532)       ($9,851)      ($15,417)         $9,352

RECONCILIATION TO FINANCIAL STATEMENTS
     Gross Liability - end of year
     Reinsurance recoverable
     Net liability - end of year
     Net discount
     Discounted net liability - end of year
     Discounted reinsurance recoverable

     Discontinued personal lines insurance
     Balance sheet liability (discounted)

     Gross re-estimated liability - latest
     Re-estimated recoverable - latest
     Net re-estimated liability - latest
     Net re-estimated discount - latest
     Discounted net re-estimated liability - latest
     Gross cumulative redundancy (deficiency)

                                                                                    YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------------------
                                                           1993            1994           1995            1996           1997
                                                        ------------    ------------   ------------   -------------   ------------
                                                                                       (IN THOUSANDS)
Net Liability as originally estimated:                     $179,390        $153,212       $137,523        $165,629       $128,205
Discount                                                     32,533          20,144         16,568          12,216          9,159
Gross liability as originally estimated:                    211,923         173,356        154,091         177,845        137,364
Cumulative payments as of:
     One year later                                          34,207          35,966         27,128          59,918
     Two years later                                         69,037          61,263         65,062
     Three years later                                       90,904          93,908
     Four years later                                       118,331
     Five Years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Liability re-estimated as of:
     One year later                                         183,560         170,411        147,324         177,734
     Two years later                                        184,138         163,472        146,653
     Three years later                                      175,308         162,532
     Four years later                                       178,544
     Five Years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Cumulative Redundancy (Deficiency)                          $33,379         $10,824         $7,438            $111

RECONCILIATION TO FINANCIAL STATEMENTS
     Gross Liability - end of year                                                        $248,951        $266,320       $208,351
     Reinsurance recoverable                                                               (94,860)        (88,474)       (70,987)
                                                                                       ------------   -------------   ------------
     Net liability - end of year                                                           154,091         177,846        137,364
     Net discount                                                                          (16,568)        (12,217)        (9,159)
                                                                                       ------------   -------------   ------------
     Discounted net liability - end of year                                                137,523         165,629        128,205
     Discounted reinsurance recoverable                                                     91,089          85,217         67,654
                                                                                       ------------   -------------   ------------
                                                                                           228,612         250,846        195,859
     Discontinued personal lines insurance                                                   1,185           1,178            237
                                                                                       ------------   -------------   ------------
     Balance sheet liability (discounted)                                                 $229,797        $252,024       $196,096
                                                                                       ============   =============   ============

     Gross re-estimated liability - latest                                                $246,613        $279,119
     Re-estimated recoverable - latest                                                     (99,960)       (101,384)
                                                                                       ------------   -------------
     Net re-estimated liability - latest                                                   146,653         177,735
     Net re-estimated discount - latest                                                     (8,589)         (9,159)
                                                                                       ------------   -------------
     Discounted net re-estimated liability - latest                                       $138,064        $168,576
                                                                                       ============   =============
     Gross cumulative redundancy (deficiency)                                               $7,438            $111
                                                                                       ============   =============

    Each decrease or (increase) amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the redundancy related to losses settled in 1990, but incurred in 1987 will be included in the decrease or (increase) amount for 1987, 1988 and 1989. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. For example, Physicians commuted reinsurance contracts in several different years that significantly increased the estimate of net reserves for prior years by reducing the recoverable loss and LAE reserves for those years. Accordingly, it may not be appropriate to extrapolate future increases or decreases based on this table.

    The data in the above table is based on Schedule P from each of the Combined Insurance Group's 1987 to 1997 Annual Statements, as filed with state insurance departments; however, the development table above differs from the development displayed in Schedule P, Part-2, of the insurance Annual Statements as Schedule P, Part-2, excludes unallocated LAE.

    LOSS RESERVE EXPERIENCE. The inherent uncertainties in estimating loss reserves are greater for some insurance products than for others, and are dependent on the length of the reporting lag or "tail" associated with a given product, the diversity of historical development patterns among various aggregations of claims, the amount of historical information available during the estimation process, the degree of impact that changing regulations and legal precedents may have on open claims, and the consistency of reinsurance programs over time, among other things. Because MPL, and commercial casualty claims may not be fully paid for several years or more, estimating reserves for such claims can be more uncertain than estimating reserves in other lines of insurance. As a result, precise reserve estimates cannot be made for several years following a current accident year for which reserves are initially established.

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

REINSURANCE

    MPL

    Prior to July 16, 1995, Physicians ceded a portion of the insurance it wrote to unaffiliated reinsurers through reinsurance agreements. Physicians' reinsurers for insurance policies with effective dates between July 1, 1993 and July 15, 1995, were TIG Reinsurance Company (rated A (Excellent) by Best), Transatlantic Reinsurance Company (rated A+ (Superior) by Best) and Cologne Reinsurance Company of America (rated NR-3 (Rating Procedure Inapplicable) by
Best). Physicians ceded insurance to these carriers on an automatic basis when retention limits were exceeded. Physicians retained all risks up to $200,000 per occurrence. All risks above $200,000, up to policy limits of $5 million, were transferred to reinsurers, subject to the specific terms and conditions of the various reinsurance treaties. Physicians remains primarily liable to policyholders for ceded insurance should any reinsurer be unable to meet its contractual obligations. Physicians has not incurred any material loss resulting from a reinsurer's breach or failure to comply with the terms of any reinsurance agreement. MPL insurance written or renewed after July 15, 1995 was fully reinsured by Mutual.

    Property and Casualty

    CIC has excess of loss reinsurance treaties for its property and casualty insurance business with General Reinsurance Corporation ("Gen Re") for policies written on or after October 1, 1991 through December 31, 1993, and primarily with North Star Reinsurance Corporation, a subsidiary of Gen Re, and Western Atlantic Management Corporation, a subsidiary of North American Reinsurance Corporation, for policies written prior to October 1, 1991. For losses that occurred from October 1, 1989 to September 30, 1990 on policies written prior to October 1, 1990, the reinsurers assume liability on that portion of loss which exceeds $75,000 per occurrence, up to a maximum of $3.0 million per occurrence for property losses and up to a maximum of $1.0 million per occurrence for casualty losses. For losses that occur after September 30, 1990, on policies written prior to October 1, 1991, the maximum coverage for property losses is $2.0 million. For losses occurring after October 1, 1991 on policies written between October 1, 1991 and December 31, 1993, the reinsurer assumes liability on that portion of loss which exceeds $75,000 per occurrence, up to a maximum of $3.0 million per occurrence for property losses and that portion of loss which exceeds $125,000 per occurrence, up to a maximum of $3.0 million per occurrence for casualty losses occurring prior to December 31, 1993. CIC obtains facultative reinsurance for those policies it issues with policy limits above its excess of loss reinsurance treaties. Currently, the number of such policies is insignificant.

    CGIC and CNIC's casualty excess of loss reinsurance treaty through December 31, 1993 provided $850,000 of coverage in excess of a retention of $150,000 per auto liability or general liability loss and was placed with National Reinsurance Corporation ("National") (75%) and Prudential Reinsurance Company ("Prudential") (25%). Another treaty, placed primarily with Prudential, provided $3.0 million in additional limits. The $150,000 retention has been in place since January 1, 1992. Between February 1, 1986, and December 31, 1991, the retention was $100,000. CIG believes that, before February 1, 1986, the CGIC reinsurance program had retentions ranging up to $250,000 per occurrence.

    CGIC and CNIC's property reinsurance program, which covered all policies incepting before January 1, 1994, is structured as follows:

    - A surplus share treaty providing $6.0 million in available limits is maintained with Prudential (55%) and Munich American Reinsurance Company ("Munich") (45%).

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

    Effective June 30, 1997, immediately prior to the sale of CNIC, CIC ceded and CNIC assumed all of CIC's historical workers' compensation net reserves and inforce workers' compensation policies. CNIC then ceded and CIC assumed all of CNIC's net commercial property and casualty reserves and inforce commercial property and casualty insurance policies (other than workers' compensation).

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

    Reinsurance recoverable concentration for all property and casualty lines of business, including MPL, as of December 31, 1997 is summarized in the following table:

                                                     REINSURANCE RECOVERABLE CONCENTRATION


                                             UNEARNED       REPORTED      UNREPORTED     REINSURER
                                             PREMIUMS        CLAIMS         CLAIMS        BALANCES
                                             --------        ------         ------        --------
                                                                  (in millions)
Sydney Reinsurance Corporation                 $ 0.1         $ 10.0          $14.1          $24.2
Kemper Reinsurance Corporation                                $ 1.5                         $ 1.5
Continental Casualty Company                   $ 1.1          $ 0.6          $ 1.0          $ 2.7
San Francisco Reinsurance Company                             $ 0.1          $ 0.2          $ 0.3
TIG Reinsurance Group                                         $ 1.2          $11.1          $12.3
Transatlantice Reinsurance Company                                           $ 9.1          $ 9.1
Cologne Reinsurance Company of America                                       $ 0.9          $ 0.9
Mutual Assurance, Inc.                                        $ 4.1          $ 3.9          $ 8.0
General Reinsurance                                           $ 2.9                         $ 2.9
National Reinsurance Corporation                              $ 3.8          $ 0.5          $ 4.3


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

    Reinsurance Risks

    As with other property and casualty insurers, CIC's and Sequoia's operating results and financial condition can be adversely affected by volatile and unpredictable natural and man-made disasters, such as hurricanes, windstorms, earthquakes, fires and explosions. CIC and Sequoia generally seek to reduce their exposure to such events through individual risk selection and the purchase of reinsurance. CIC's and Sequoia's estimates of their exposures depend on their views of the possibility of a catastrophic event in a given area and on the probable maximum loss to CIC or Sequoia should such an event occur. While CIC and Sequoia attempt to limit their exposure to acceptable levels, it is possible that an actual catastrophic event or multiple catastrophic events could significantly exceed the probable maximum loss previously assumed, resulting in a material adverse effect on the financial condition and results of operations of the Company.

    The future financial results of the insurance subsidiaries could be adversely affected by disputes with their respective reinsurers with respect to coverage and by the solvency of such reinsurers. None of the Company's insurance subsidiaries is aware of actual or potential disputes with any of their respective reinsurers that could materially and adversely impact the financial results of the Company or is aware of any insolvent reinsurer whose current obligations to CIC, Physicians, PRO, APL or Sequoia are material to such companies.

    Competition

    There are several hundred property and casualty insurers licensed in California, many of which are larger and have greater financial resources than the P & C Insurance Group and offer more diversified types of insurance coverage, have greater financial resources and have greater distribution capabilities than the P & C Insurance Group.

    A.M. BEST COMPANY ("Best") has assigned Sequoia a rating of B++ (Very Good) and APL has had a Best rating of B+ (Very Good) since 1983. CIC is currently rated B+ (Very Good) by Best. Physicians and PRO are currently rated, and have been for a number of years, NR-3 (Rating Procedure Inapplicable). Best's ratings reflect the assessment of Best of the insurer's financial condition as well as the expertise and experience of its management. Therefore, Best ratings are important to policyholders. Best ratings are subject to review and change over time. There can be no assurance that Sequoia, CIC, or APL will maintain their ratings. If Sequoia, CIC, or APL fail to maintain their current ratings, it would possibly have a material adverse effect on their ability to write new insurance policies as well as potentially reduce their ability to maintain or increase market share.

    As a result of the reported losses and the increase in reserves, primarily from construction defect claims, in 1995, Best at that time reduced its rating of CIC from B+ to B-. Best recently upgraded CIC's rating to B+ (Very Good). Management believes that many potential customers will not insure with an insurer that carries a Best rating of less than B+, and that customers who do so will demand lower rate structures. There can be no assurances that CIC's Best ratings will be maintained or increased.

    There is fierce competition in the property and casualty insurance industry which is populated by large insurers doing business on a countrywide basis, as well as regional and local insurers. Insurers compete on the basis of price, product, and service. Many of the competitors in the market have higher ratings from Best as well as other financial rating services and offer a broader array of coverages than do CIC and Sequoia.

    Commercial insurance markets are commodity-oriented, highly fragmented and reflective of intense price competition. Nevertheless, because each commercial risk is somewhat unique in terms of insurance exposure, different insurers can develop widely divergent estimates of prospective losses. Most insurers attempt to segment classes within commercial markets so that they target the more profitable sub-classes with lower, although adequate rates, given the estimated profitability of the segment. In some cases, no statistics are available for the sub-classes involved, and the insurer implements discounted rate structures based solely on theoretical judgment. Finally, different insurers have widely divergent internal expense positions, due to method of distribution, scale economies and efficiency of operations. Therefore, although insurance is a commodity, the price of insurance does not necessarily reflect commodity pricing.

    Sequoia's and CIC's ability to attract and retain customers results from price structures which have been tailored to attract certain sub-segments of the commercial insurance market. In addition, several of their competitors have either restricted writings in California or have withdrawn from the state due to a variety of competitive pressures and adverse litigation and regulatory climates.

    However, CIC's and Sequoia's marketing is focused in a limited number of commercial business classifications. In general, these classifications are considered preferred by most competitors because of historically profitable results realized from underwriting such classifications. CIC's and Sequoia's customer bases and prospective revenues are vulnerable to the pricing actions of larger or more efficient competitors who target CIC's and Sequoia's desired classifications or individual policyholders and offer substantially lower rates.

    The life and health insurance industry is highly competitive. There are approximately 700 life and health insurers licensed in Ohio, many of which are larger and have greater financial resources than APL. APL currently is rated B+ (Very Good) by Best. APL is, to the Company's knowledge, one of the few life insurance companies in the U.S. offering a critical illness policy which pays a lump sum benefit equal to the face amount even if the insured is not terminally ill (in contemplation of death within twelve months). This critical illness policy, which is called "Survivor Key," has been the main focus of APL's marketing efforts in recent years.

    Physicians and its subsidiaries no longer compete in the MPL industry. CIC sold its workers' compensation businesses in 1997. On June 16, 1997, Physicians announced the signing of a definitive agreement to sell APL. See "HISTORY OF THE Company--Developments Since the Merger."

    Regulation

    Physicians, CIC and their respective insurance subsidiaries are subject to extensive state regulatory oversight in the jurisdictions in which they are organized and in the jurisdictions in which they do business.

    Physicians, PRO, APL, Sequoia, and CIC investments are strictly regulated by investment statutes in their states of domicile. In general, these investment laws place limits on the amounts of investment in any one company, the owned percentage of any one company and the quality of investments and seek to ensure the claims-paying ability of the insurer.

    Ohio has enacted legislation that regulates insurance holding company systems, including Physicians and its insurance subsidiaries. Each insurance company in the holding company system is required to register with the Ohio Department and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the Ohio Department may examine Physicians and/or its insurance subsidiaries at any time and require disclosure of and/or approval of material transactions involving the insurers within the system, such as extraordinary dividends from any one of Physicians or any of its insurance subsidiaries. All material transactions within the holding company system affecting Physicians or its Ohio-domiciled insurance subsidiaries must be fair and reasonable. Sequoia and CIC are subject to similar legislation in California.

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

    Since Physicians, PRO and APL are domiciled in Ohio, the Ohio Department is the principal supervisor and regulator of each of these companies. Since Sequoia and CIC are domiciled in California, the California Insurance Commissioner is its principal supervisor and regulator. However, each of the companies are also subject to supervision and regulation in the states in which they transact business, and such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is to ensure financial stability of insurance companies for the protection of policyholders. The laws of the various states establish insurance departments with broad regulatory powers relative to granting and revoking licenses to transact business, regulating trade practices, required statutory financial statements, and prescribing the types and amount of investments permitted. Although premium rate regulations vary among states and lines of insurance, such regulations generally require approval of the regulatory authority prior to any changes in rates.

    Insurance companies are required to file detailed annual reports (statutory Annual Statements) with the insurance departments in each of the states in which they do business, and their financial condition and market conduct are subject to examination by such agencies at any time.

    Physicians, PRO and APL are restricted by the insurance laws of Ohio as to the amount of dividends they may pay without prior approval. The maximum dividend that may be paid during any 12-month period without the prior approval of the Ohio Department is limited to the greater of 10% of the insurer's surplus as regards policyholders as of the preceding December 31 or the net income of the insurer for the year ended the previous December 31. Any dividend paid from other than earned surplus is considered to be an extraordinary dividend and must be approved.

    On December 30, 1996, Physicians paid a dividend of approximately $13.2 million to its sole shareholder, PICO. On April 14, 1997, Physicians paid a dividend of approximately $8.6 million to PICO. With the approval of the Ohio Department, on November 19, 1997, PRO amended its license to delete the authority to write MPL insurance and paid a dividend of approximately $5.5 million to its sole shareholder, Physicians. On December 17, 1997, Physicians contributed an additional $5.5 million to Sequoia. On December 30, 1997, Physicians paid a dividend of approximately $13.2 million to PICO in the form of 5,557,347 shares of GEC common stock. In January 1998, approximately $15.8 million and $220,000 will be available for payment by Physicians and APL, respectively, without the prior approval of the Ohio Department. No amounts were available for payment by PRO based upon December 31, 1997 financial statements.

    The California Insurance Code limits the amount of dividends or distributions an insurance subsidiary may pay in any 12-month period without 30 days prior written notice to the Commissioner to the greater of (a) net income for the preceding year as determined under statutory accounting principles or
(b) 10% of statutory policyholders' surplus as of the preceding December 31. Insurers may pay dividends only from earned surplus. Payments of dividends in excess of these amounts may only be made if the Commissioner has not disapproved such payment, or specifically approves such payment, within the 30 day-period. No ordinary dividends were available for payment by Sequoia or CIC based upon December 31, 1997 financial statements.

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

    In recent years, the NAIC and state insurance regulators have been examining existing laws and regulations, with an emphasis on insurance company investment and solvency issues, risk-based capital guidelines, interpretations of existing laws, the development of new laws and the implementation of nonstatutory guidelines. From time to time, legislation has also been introduced in Congress that would result in the federal government assuming some role in the regulation of the insurance industry. Each of the Company's insurance subsidiaries are also subject to assessment by state guaranty associations to fund the insurance obligations of insolvent insurers. There can be no assurance that such assessments will not have an adverse effect on the financial condition of the Company and its insurance subsidiaries. However, assessments are calculated based upon market share and none of the Company's insurance subsidiaries has a significant market share in any line of business in any jurisdiction.

    The regulation and supervision of insurance companies by state agencies is designed principally for the benefit of their policyholders, not their stockholders. In addition, MAC is subject to regulation by the California Department of Corporations, which includes various requirements relating to the financial condition of MAC as well as all aspects of the marketing of premium financing. MAC is currently totally dormant.

    The California Department completed its latest market conduct examination of Sequoia and CNIC in 1992 and of CIC in 1993. The California Department also completed a financial examination of CIC in 1997 covering the three years ended December 31, 1995. The California Department's final examination report did not require CIC to take any significant action.

    The California Department also completed in 1997 a financial examination of Sequoia covering 1993 through 1996. The Ohio Department completed its regular triennial examinations of Physicians, PRO and APL for the three year period 1993-1995. Nothing of significance was reported for any of the companies examined.

    In July 1993, the California legislature enacted a series of seven bills to significantly change the California workers' compensation system (the "1993 Reforms"). The 1993 Reforms increased costs as a result of benefit increases commencing July 1, 1994 and continuing through July 1, 1996. In addition, the 1993 Reforms reduced revenues through an immediate reduction in minimum rates of 7%. The legislation permitted the Insurance Commissioner to approve rates even lower. Effective January 1, 1994, the Insurance Commissioner ordered a further 12.7% reduction in minimum rates and a 16% reduction in minimum rates effective October 1, 1994. Effective January 1995, California's minimum rate law was replaced by a competitive rating system. The 1993 Reforms contain numerous other provisions, including limitations on grounds for cancellation of policies. The Company sold its workers' compensation business in 1997. See "BUSINESS-Developments Since the Merger."

    Proposed federal legislation has been introduced from time to time in recent years that would provide the federal government with substantial power to regulate property and casualty insurers, primarily through the establishment of uniform solvency standards. Proposals also have been discussed to modify or repeal the antitrust exemption for insurance companies provided by the McCarran-Ferguson Act. The adoption of such proposals could have a material adverse impact upon the operations of the Company.

    Proposition 103, a ballot initiative passed by California voters on November 8, 1988, requires rate rollbacks and prior approval of rates and imposes other requirements on property and casualty insurers. Proposition 103, by its terms, does not apply to workers' compensation insurance, but does apply to the types of property and casualty insurance that Sequoia and CIC write. The rate rollback provisions of Proposition 103 do not apply to CIC since CIC did not commence writing property and casualty insurance prior to the effective date of Proposition 103. Beginning on November 8, 1989, insurance rates may be increased only after application to and approval by the Insurance Commissioner and, under certain circumstances, after a public hearing. In June 1993, CIC received final approval from the California Department for its inland marine and other liability rate filings. Sequoia has fulfilled its Proposition 103 rate rollback obligation and received approval from California for its rate filings.

    Since 1990, numerous rates and underwriting rules have been filed by CIC and approved by the California Department including certain rate increases. No assurance can be given as to what actions, if any, the California Department will take with respect to the approval of CIC's or Sequoia's future rate filings.

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

    Beginning in 1994, Physicians, PRO, APL, CIC, and Sequoia became subject to the provisions of the Risk-Based Capital for Insurers Model Act (the "Model Act") which has been adopted by the NAIC for the purpose of helping regulators identify insurers that may be in financial difficulty. The Model Act contains a formula which takes into account asset risk, credit risk, underwriting risk and all other relevant risks. Under this formula, each insurer is required to report to regulators using formulas which measure the quality of its capital and the relationship of its modified capital base to the level of risk assumed in specific aspects of its operations. The formula does not address all of the risks associated with the operations of an insurer. The formula is intended to provide a minimum threshold measure of capital adequacy by individual insurance company and does not purport to compute a target level of capital. Companies which fall below the threshold will be placed into one of four categories:
Company Action Level, where the insurer must submit a plan of corrective action; Regulatory Action Level, where the insurer must submit such a plan and the regulator will issue a corrective order; Authorized Control Level, which includes the above actions and may include rehabilitation or liquidation; and Mandatory Control Level, where the regulator must rehabilitate or liquidate the insurer.

    The Model Act is not expected to cause any material change in any of the insurance companies' future operations. All companies' risk-based capital results as of December 31, 1997 exceed their minimum thresholds.

OTHER OPERATIONS

    The Company conducts its other operations principally through Summit. See "INTRODUCTION -- Subsidiaries." Other operations are currently or have been in prior years conducted by Raven Development Corp., CLM Insurance Agency, Stonebridge Partners AG and others. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" -"OTHER OPERATIONS."

    Summit is registered as an investment adviser in California, Florida, Kansas, Louisiana, Oregon, Virginia and Wisconsin as well as with the SEC. Since February 1995, Summit has provided investment management services to Physicians and its insurance affiliates. Summit also offers its services to other individuals and institutions in the jurisdictions in which it is registered as an investment adviser and in other states where registration is not required.

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

EMPLOYEES

    At December 31, 1997, the Company, excluding GEC and NLRC, had 172 employees. 158 employees worked in the Company's insurance operations including 121 in property and casualty, 20 in MPL, and 17 in life and health. A total of eight employees worked in portfolio investing and six were engaged in holding company activities.

EXECUTIVE OFFICERS

    The executive officers of PICO are as follows:

               Name           Age                   Position
               ----           ---                   --------
        Ronald Langley        53    Chairman of the Board, Director
        John R. Hart          38    President,  Chief  Executive  Officer and
                                    Director
        Richard H. Sharpe     42    Chief Operating Officer
        Gary W. Burchfield    51    Chief Financial Officer and Treasurer
        James F. Mosier       50    General Counsel and Secretary

    Each executive officer of PICO was an executive officer of Physicians prior to the Merger and became an officer of PICO in November 1996 as a result of the Merger.

    Mr. Langley has been Chairman of the Board of Physicians and PRO since July 1995, Chairman of the Board of Summit since November 1994, and a Director and Chairman of the Board of GEC since September 1995. Mr. Langley has been a Director of Physicians since 1993. Mr. Langley has been a Director of Sequoia since August 1995 and a Director of CIC since November 1996. Mr. Langley has been a Director of PC Quote, Inc. since 1995.

    Mr. Hart has been President and Chief Executive Officer of Physicians and PRO since July 1995 and President and Chief Executive Officer and a Director of GEC since September 1995. Mr. Hart has been a Director of Physicians since 1993. Mr. Hart has been a director of Summit since 1994. Mr. Hart has been a Director and Chairman of the Board of Sequoia since August 1995 and a Director and Chairman of the Board of CIC since November 1996. Mr. Hart has been a Director of PC Quote, Inc. since 1997.

    Mr. Sharpe has been Chief Operating Officer of Physicians since June 1994, an officer of APL for more than 10 years, and a Director of APL since June 1993. Mr. Sharpe has been a Director of Sequoia since August 1995 and a Director of CIC since November 1996.

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

ITEM 2.  PROPERTIES

    The Company leases approximately 5,354 square feet in La Jolla, California for its Principal Executive Offices.

    Physicians owns a facility with approximately 56,000 square feet in Pickerington, Ohio. APL leases office space in Indianapolis, Indiana for its sales office located there. APL's Cleveland Regional Sales Director leases office space in Cleveland; APL is a party to the lease and reimburses the Regional Sales Director for all of the lease costs. Sequoia leases office space for its headquarters in Monterey, California and for its regional claims and underwriting offices in Modesto, Monterey, Rancho Cordova, Ventura, Visalia, Oceanside, Orange, Pleasanton, and San Jose, California, as well as Reno, Nevada. CLM's only office space consists of a leased facility in Monterey, California. GEC owns a commercial office building in Toronto, Ontario, Canada and also shares office space with PICO in La Jolla, California. Vidler and NLRC lease office space in Ft. Collins, Colorado, and Reno, Nevada, respectively. Vidler and NLRC hold significant investments in land, water and mineral rights in the western United States. See "ITEM 1-BUSINESS-INTRODUCTION."

ITEM 3.  LEGAL PROCEEDINGS

    Members of the Combined Insurance Group and APL are frequently a party in claims proceedings and actions regarding insurance coverage, all of which the Company considers routine and incidental to its business. Neither PICO nor its subsidiaries are parties to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

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


                                    1996                          1997
                        -------------------------      -------------------------
                          High             Low           High             Low
                        ----------       --------      ----------      ---------
1st Quarter               $4.75           $3.50         $4.75           $3.625
2nd Quarter               4.625           3.875          4.625          3.6875
3rd Quarter               4.4375          3.375          6.375           4.375
4th Quarter               4.375           3.375         6.4375           5.875


    As of December 31, 1997, the closing sale price of PICO's common stock was $6.4375 and there were 1,596 holders of record of PICO's Common Stock.

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


                                                                                 Years Ended December 31
                                                    --------------------------------------------------------------------------------
                                                        1997             1996              1995            1994            1993
                                                    -------------    --------------    -------------   -------------   -------------
OPERATING RESULTS                                                   (In thousands, except ratios and per share data)
Revenues
     Premiums income earned                          $     49,876     $     38,761     $     19,542    $     20,026    $     50,384
     Net investment income                                 11,686            8,086            9,165          12,452          17,802
     Other income                                          26,017           29,889           12,482           1,596           2,307
                                                     ------------     ------------     ------------    ------------    ------------
Total revenues                                       $     87,579     $     76,736     $     41,189    $     34,074    $     70,493
                                                     ============     ============     ============    ============    ============
Income (loss) before discontinued operations and
     cumulative effect of changes in accounting
     principal                                       $     19,035     $     21,019     $     14,895    $     16,348    $     (2,522)
Income from discontinued operations                           456            3,301              778           2,483           3,177
Cumulative effect of change in accounting principal                                                          (4,110)           (547)
                                                     ------------     ------------     ------------    ------------    ------------
                                                     $     19,491     $     24,320     $     15,673    $     14,721    $        108
                                                     ============     ============     ============    ============    ============
PER COMMON SHARE RESULTS--BASIC:
  Income (loss) from continuing operations           $       0.59     $       0.75     $       0.54    $       0.60    $      (0.09)
  Income from discontinued operations                        0.01             0.12             0.03            0.09            0.12
  Loss from cumulative effect of change in
     accounting principal                                                                                     (0.15)          (0.02)
                                                     ------------     ------------     ------------    ------------    ------------
  Net income                                         $       0.60     $       0.87     $       0.57    $       0.54    $       0.01
                                                     ============     ============     ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                    32,551,951       28,004,595       27,436,191      27,436,191      27,436,191
                                                     ============     ============     ============    ============    ============
PER COMMON SHARE RESULTS--DILUTED:
  Income (loss) from continuing operations           $       0.57     $       0.72     $       0.54    $       0.59    $      (0.09)
  Income from discontinued operations                        0.01             0.12             0.03            0.09            0.12
  Loss from cumulative effect of change in
     accounting principal                                                                                     (0.15)          (0.02)
                                                     ------------     ------------     ------------    ------------    ------------
  Net income                                         $       0.58     $       0.84     $       0.57    $       0.53    $       0.01
                                                     ============     ============     ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                    33,741,265       29,055,669       27,436,191      27,588,667      27,436,191
                                                     ============     ============     ============    ============    ============

Note: Prior year share values have been adjusted to reflect the November 20, 1996 reverse acquisition between Physicians Insurance Company of Ohio and Citation Insurance Group and prior year operating results have been adjusted to reflect the treatment of APL as a discontinued operation.


                                                                                  Years Ended December 31
                                                 -----------------------------------------------------------------------------
                                                    1997            1996             1995            1994             1993
                                                 ----------      -----------    -------------    ------------     ------------
                                                           (In thousands, except ratios and per share data)
FINANCIAL CONDITION
Assets                                           $ 430,293        $ 490,425        $ 421,816       $ 297,163        $ 297,887
Unpaid losses and loss adjustment expenses,
     net of discount                             $ 196,096        $ 252,024        $ 229,797       $ 180,691        $ 191,735
Total liabilities                                $ 318,142        $ 380,222        $ 342,466       $ 261,419        $ 271,780
Shareholders' equity                             $ 112,151        $ 110,203        $  79,350       $  35,744        $  26,107
Book value per share                             $    3.73        $    3.61        $    3.04       $    1.40        $    1.17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY SUMMARY AND RECENT DEVELOPMENTS

    Introduction

    Readers of Citation Insurance Group's prior financial statements will find that these financial statements differ greatly from those presented for periods prior to December 31, 1996. Whereas Citation Insurance Group was previously engaged predominantly in property and casualty operations, PICO Holdings, Inc. specializes in portfolio investing, property and casualty insurance, investment management, surface, water, geothermal and mineral rights and other services.

    These changes are a result of the November 20, 1996 merger of Physicians Insurance Company of Ohio and a subsidiary of Citation Insurance Group, in which Physicians Insurance Company of Ohio was the surviving corporation. Upon consummation of the Merger, Citation Insurance Group changed its name to PICO Holdings, Inc. For accounting purposes the transaction has been treated as a reverse acquisition with Physicians Insurance Company of Ohio being the acquiror. As a result, these financial statements reflect prior years data of Physicians Insurance Company of Ohio and its subsidiaries and affiliates only. Citation Insurance Group's information for 1995 and operating results and account balances prior to the Merger have not been included in these financial statements. See Note 3 to the Consolidated Financial Statements entitled "Acquisitions" for further information on the accounting treatment of the reverse acquisition.

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

    On September 5, 1995, Physicians purchased 38.2% of the common stock of GEC, a Canadian company operating in portfolio investments, agricultural services, and other business segments. Through acquisitions on July 30 and August 19, 1997, the Company increased its ownership in GEC to an aggregate of approximately 51.17%. As a result of such acquisition, GEC's financial statements have been consolidated with those of the Company for 1997.

    On November 20, 1996, Physicians and its subsidiaries merged with a subsidiary of CIG and CIG then changed its name to PICO Holdings, Inc. This reverse acquisition brought another California property and casualty insurance company, CIC, into the affiliated group and provided a non-insurance holding company structure.

    In addition to the operation of its subsidiaries, the Company's objective is to use its resources and those of its subsidiaries and affiliates to increase shareholder value through investments in businesses that the Company believes are undervalued. The Company's acquisition philosophy is to make selective investments, predominantly in public companies, for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This could involve the restructuring of the financing or management of the companies in which the Company invests. It may also encompass initiating and facilitating mergers and acquisitions within the relevant industry to achieve constructive rationalization. This business strategy was adopted in late 1994, but was not fully implemented until 1996. Therefore, the results of this business strategy are not fully reflected in the historical financial statements. There can be no assurance that sufficient opportunities will be found or that this business strategy will be successful. This strategy may negatively impact the business and financial condition and results of the Company.

    See the Notes to Consolidated Financial Statements for additional information regarding events affecting PICO subsequent to the date of these financial statements.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

SUMMARY

    PICO reported net income of $19.5 million, or $0.60 per share for 1997, compared with net income of $24.3 million, or $0.87 per share during 1996, and $15.7 million, or $0.57 per share in 1995. Per share amounts are expressed as basic earnings per share. Net income for 1997 included income from discontinued operations of approximately $456,000, net of federal income taxes and minority interests. Shares outstanding and per share calculations for 1995 have been adjusted for comparison purposes to reflect the November 20, 1996 merger between Physicians and the Citation Insurance Group. Year-to-year comparisons are somewhat distorted as a result of the inclusion of Sequoia beginning August 1, 1995 and the addition of the Citation group effective November 20, 1996. Sequoia contributed net income of $2.8 million to PICO's 1997 consolidated income, $1.5 million to 1996 and a post-acquisition net loss of $2.5 million to 1995. Citation's added $1.1 million to 1997 consolidated net income and $675,000 to 1996, following the Merger. GEC's operations added a net loss of $6.1 million to consolidated income for 1997.

    Shareholders' equity per share increased $0.12 during 1997, principally as a result of the $19.5 million net income, partially offset by a $14.6 million reduction in unrealized appreciation of investments, net of taxes from January 1, 1997 through December 31, 1997. Shareholders' equity per share calculated on an undiluted basis at December 31, 1997 was $3.73, compared to $3.61 and $3.04 at December 31, 1996 and 1995, respectively. Prior years per share amounts have been adjusted to reflect the November 1996 merger. Shareholders' equity of $112.2 million increased $1.9 million, or 1.8% compared to $110.2 million at December 31, 1996.

    Much of the 1997 decline in unrealized appreciation of investments resulted from the sale of appreciated securities during the year. Realized investment gains provided $21.4 million in revenues and income before taxes and minority interests in 1997, compared to $27.1 million and $5.0 million in 1996 and 1995, respectively. Realized investment gains during 1997 included a gain of approximately $2 million from the sale of the Company's holdings in AmVestors Financial Corporation common stock during the first quarter; approximately $27 million from the sale of the Resource America common stock during the third quarter; and a realized investment loss of approximately $8 million, before minority interests, resulting from the write down of GEC's investments in Korean securities, including a foreign currency loss of approximately $3.8 million (See "PORTFOLIO INVESTING--GLOBAL EQUITY CORPORATION" following).

    During 1997, the Company's assets decreased approximately $60.1 million to $430.3 million. Reclassification of APL as discontinued operations reduced assets by $53.4 million.

    Revenues of $87.6 million increased $10.9 million over 1996 and $46.5 million over 1995. Property and casualty insurance revenues increased $21.7 million over 1996 and nearly $55 million over 1995. CIC added $21.0 million and $6.5 million to revenues in 1997 and 1996, respectively, following the Merger. Sequoia's 1997 revenues were $35.4 million, up $6.7 million from 1996 and up $33 million from the five-month period of inclusion in 1995. GEC provided $1.5 million in revenues during 1997 which was more than offset by approximately $8.0 million in realized investment losses. GEC was not consolidated with the Company in 1996 and 1995. MPL revenues decreased $8.3 million during 1997 as compared to 1996 and more than $25 million compared to 1995 due to the reduction in earned premiums associated with the wind down of the business.

    The Company's ongoing operations are organized into five segments: portfolio investing: surface, water, geothermal and mineral rights; property and casualty insurance; medical professional liability insurance, and other operations. GEC's portfolio investing results are shown separately below for consistency of presentation and to simplify analysis since GEC's results were not consolidated with those of PICO until the effective date of the Company's majority ownership of GEC. In addition, as a result of the acquisition of the majority ownership of GEC and management's strategic initiatives, the surface, water, geothermal and mineral rights activities of PICO and GEC have been disclosed as a segment in this annual report. Life and health insurance operations and certain of GEC's operations are shown as discontinued operations based upon the sale or pending sale of those operations. See Note 6 of Notes to Consolidated Financial Statements, "Discontinued Operations" for additional information.

    Revenues and income before taxes and minority interests from CONTINUING OPERATIONS, by business segment, are shown in the following schedules:


    Operating Revenues--Continuing Operations:
    ------------------------------------------

                                                     Year Ended December 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  -------    -------   -------
                                                        (in millions)
Portfolio Investing                                $30.6      $27.0     $ 8.0
Global Equity Corporation                           (6.5)
Surface, Water, Geothermal and Mineral  Rights       2.5
Property and Casualty Insurance                     57.0       35.3       2.5
Medical Professional Liability Insurance             3.9       12.2      29.0
Other                                                0.1        2.2       1.6
                                                   -----      -----     -----
         Total Revenues-Continuing Operations      $87.6      $76.7     $41.1
                                                   =====      =====     =====


    Income Before Taxes and Minority Interest--Continuing Operations:
    -----------------------------------------------------------------

                                                    Year Ended December 31,
                                                 -----------------------------
                                                   1997      1996       1995
                                                 -------    -------    -------
                                                          (in millions)
Portfolio Investing                               $27.9      $23.3      $ 5.3
Global Equity Corporation                         (10.1)
Surface, Water, Geothermal and Mineral Rights                               -
Property and Casualty Insurance                     5.6        3.3       (3.7)
Medical Professional Liability Insurance            0.8        8.5        6.0
Other                                              (0.7)      (1.1)      (0.5)
                                                  -----      -----      -----
     Income Before Tax and Minority Interest      $23.5      $34.0      $ 7.1
                                                  =====      =====      =====

PORTFOLIO INVESTING
-------------------

    Portfolio investing operations are principally conducted by PICO, Physicians and GEC. GEC's portfolio investing results are shown separately in the following section. Investment revenues and realized investment gains or losses generated by Physicians are first allocated to MPL equal to the amount of loss reserve discount accretion recorded during the period. The remainder is shown as portfolio investing revenue.

    For a number of reasons, including the existence of an experienced claims adjustment staff and Physicians' success in managing invested assets, it was decided that it would be more advantageous to manage the assets remaining at the cessation of writing MPL business than to sell off or fully reinsure the reserves. As a result, assets are managed for the maximum overall return, within prudent safety guidelines. Assets are not designated on an individual security basis as either MPL or portfolio investing. As a result, Physicians' invested assets produce income in both MPL and portfolio investing segments.

    Revenues and income or losses generated by PICO through its own portfolio are assigned entirely to portfolio investing. GEC's portfolio investing operations exclude the results of Vidler and NLRC which are assigned to surface, water, geothermal and mineral rights segment.

    Excluding GEC, which is stated separately below, portfolio investing revenues for 1997 of $30.6 million increased $3.6 million over the $27 million recorded in 1996 and $22.6 over the $8 million of 1995. Excluding realized investment gains, portfolio investing increased approximately $700,000 over 1996 and decreased $1.7 million as compared to 1995. The increase in 1997 investment income over 1997 principally reflects investment income earned by PICO on dividends from Physicians. The decline in 1996 investment income compared to 1995 was principally due to a significant shift in the mix of the Company's investment portfolio from interest bearing fixed maturity and cash equivalent securities toward equity securities. See "PART 1-BUSINESS-HISTORY OF THE COMPANY-Physicians."

    Portfolio investing revenues are summarized below:


                              PORTFOLIO INVESTING
                              -------------------


                                                     Year Ended December 31,
                                                  --------------------------------
                                                    1997        1996         1995
                                                  -------      -------      ------
                                                            (in millions)
Portfolio Investing Revenues:
-----------------------------
   Realized Investment Gains                      $  29.3      $  26.4      $  5.0
   Investment Income                                  1.3          0.6         3.0
                                                  -------      -------      ------
       Portfolio Investing Revenues               $  30.6      $  27.0      $  8.0
                                                  =======      =======      ======



    Most of the $29.3 million in 1997 realized investment gains, or approximately $27 million before taxes, resulted from the exercise of the Company's warrants to buy common stock of Resource America and the subsequent sale of that stock. Resource America was a 1994 investment made by Physicians after its change in strategic direction. See "ITEM 1-BUSINESS-HISTORY OF THE COMPANY." Realized investment gains in 1996, principally from the sale of Physicians' holdings in Fairfield Communities common stock amounted to $26.4 million. This compares to $5.0 million in realized investment gains in 1995.

    At December 31, 1997, the consolidated investment portfolio was in a net unrealized loss position of approximately $2.7 million, net of taxes. This compares to net unrealized investment gains at December 31, 1996 of approximately $11.8 million. Much of this decline resulted from the conversion of unrealized investment gains to realized investment gains resulting from the sale of the Company's holdings in Resource America common stock during the third quarter of 1997 and AmVestors Financial Corporation ("AmVestors") common stock at a gain of $1.3 million, net of tax, during the first quarter of 1997. Unrealized investment gains, net of taxes, at December 31, 1996 attributable to Resource America and AmVestors were approximately $9.4 million and $1.2 million, respectively. PC Quote, one of the Company's technology stocks and a provider of real time and delayed stock market quotes continued to decline in value during 1997. The Company has provided a loan of $2.5 million and a line of credit of approximately $2 million, and received certain warrants for the purchase of PC Quote common stock as an inducement, to provide working capital and other funds necessary for PC Quote to continue to develop and market its products.

    Net of expenses, but before taxes, portfolio investing operations, excluding those of GEC, contributed $27.9 million to pre-tax operating income in 1997 compared to $23.3 million during 1996 and $5.3 million in 1995. Realized investment gains, as discussed above, accounted for nearly $29.3 million, $26.4 million and $5.0 million of this pre-tax income in 1997, 1996 and 1995, respectively. While past results are very encouraging, future results cannot and should not be predicted based upon past performance alone.

    The breakdown of pre-tax operating income from portfolio investing operations follows:


                              PORTFOLIO INVESTING
                              -------------------


                                                     Year Ended December 31,
                                             -----------------------------------
                                               1997           1996         1995
                                             --------      ---------     -------
                                                          (in millions)
Portfolio Investing Income Before Tax:
--------------------------------------
   PICO and Physicians                         $ 27.9         $ 22.3       $ 5.8
   Equity in Unconsolidated Subsidiaries                         1.0        (0.5)
                                             --------      ---------     -------
     Portfolio Investing Pre-Tax Income        $ 27.9         $ 23.3       $ 5.3
                                             ========      =========     =======

    Equity in unconsolidated subsidiaries represents the Company's share of GEC's net income prior to its consolidation with PICO. GEC's financial results are consolidated with those of the Company for 1997.

PORTFOLIO INVESTING--GLOBAL EQUITY CORPORATION
----------------------------------------------

    GEC is an international investment company with offices in Toronto, Ontario, Canada and in La Jolla, California. GEC holds a portfolio of equity securities and convertible instruments in North American, Asian and European companies, as well as a number of interests in land, water and mineral rights in the western United States through Vidler and NLRC. The operations of Vidler and NLRC are reported below in a separate segment entitled "Surface, Water, Geothermal and Mineral Rights," and are excluded from this discussion of GEC's portfolio investments.

    Following is a breakdown of GEC's portfolio investing revenues and loss:

                 PORTFOLIO INVESTING--GLOBAL EQUITY CORPORATION

                                                 Year Ended
                                                 December 31,
                                                 ------------
                                                     1997
                                                     ----
                                                 (in millions)
Global Equity Corporation-Revenues:
-----------------------------------
   Realized Investment Losses                       $ (8.0)
   Investment Income                                   1.0
   Other Income                                        0.5
                                                   -------
      Global Equity Corporation Revenues            $ (6.5)
                                                   =======

GEC Loss Before Tax and Minority Interest:
------------------------------------------
   Global Equity Corporation                       $ (10.1)
                                                   -------
     Loss Before Tax and Minority Interest         $ (10.1)
                                                   =======

    Physicians initially acquired approximately 38.2% of GEC on September 5, 1995. PICO and its wholly-owned subsidiaries acquired additional shares of GEC in July and August 1997, bringing the Company's holdings up to approximately 51.17% as of August 19, 1997. As a result of the increased ownership of GEC, GEC's results have been consolidated with those of the Company beginning August 19, 1997. Appropriate provisions have been made in these financial statements to reflect the interests of other GEC shareholders, where applicable.

    Most of GEC's $6.5 million in combined revenues and realized investment losses and $10.1 million loss before taxes and minority interest resulted from an approximate $8 million write down of GEC's investments in Korean securities. This permanent write down reflects management's opinion that the decline in the market value of these securities is "other than temporary" and includes a loss on foreign currency exchange of approximately $3.8 million. These Korean investments were heavily impacted by the recent downturn in the Korean and Asian financial markets. GEC's investment in these Korean securities as of December 31, 1997, subsequent to the write down, is less than $1.0 million.

    See "DISCONTINUED OPERATIONS" below regarding GEC's contribution to income from discontinued operations.

SURFACE, WATER, GEOTHERMAL AND MINERAL RIGHTS
---------------------------------------------

    Effective November 14, 1995, a wholly-owned subsidiary of GEC acquired all the outstanding common stock of Vidler, a Colorado corporation engaged in the water marketing and transfer business. Vidler's business plan calls for Vidler to identify areas where water supplies are needed in the southwestern United States and then facilitate the transfer from current ownership to Vidler, and subsequently to municipalities, water districts, developers and others. Since its acquisition, Vidler and its immediate parent company have purchased water rights and related assets in Colorado, Nevada and Arizona. On April 23, 1997, GEC acquired 74.77% of the common stock of NLRC and PICO acquired the remaining 25.23%. NLRC owns approximately 1.365 million acres of deeded land located in northern Nevada, together with appurtenant water, geothermal and mineral rights. NLRC is actively engaged in maximizing the property's value in relation to water rights, mineral rights, geothermal resources, and land development.

    As these subsidiaries of the Company were not part of the consolidated group until 1997, prior years' results are not included with those of the Company. Revenues from continuing operations included in the consolidated financial statements of the Company from land, water and mineral rights generated by Vidler and NLRC were $2.5 million. Revenues include land sales; lease of land, principally for grazing purposes; water sales and leasing and other income. Income from continuing operations before taxes and minority interests included in the consolidation amounted to approximately $12,000.

PROPERTY AND CASUALTY INSURANCE
-------------------------------

    Sequoia and CIC account for all of the ongoing property and casualty ("P & C") insurance revenues. These companies write predominately light commercial and multiple peril insurance coverage in central and northern California. CNIC is no longer a part of the group following the sale of CNIC on June 30, 1997 along with CIC's workers compensation business.

    Since CIC and CNIC became part of the group in November 1996, their activities are not included in the Company's financial results prior to that date. Sequoia has been part of the group since August 1, 1995. Therefore, Sequoia's financial results are not included with those of the Company prior to August 1, 1995. Sequoia and CIC are continually seeking ways to realize savings and synergies and to combine operations, wherever possible. In evidence of this, Sequoia and CIC consolidated their home office operations in Monterey, California in July 1997. Both companies are in the process of subleasing their former office spaces in Pleasanton and San Jose, California.

    As shown below, earned premiums made up most of the P & C revenues. Premiums are earned pro-rata throughout the year according to the coverage dates of the underlying policies.


                        PROPERTY AND CASUALTY INSURANCE

                                        Year Ended December 31,
                                     ----------------------------
                                      1997       1996        1995
                                     -----      -----      ------
P & C Revenues:                              (in millions)
---------------
     Earned Premiums - Sequoia       $32.8      $26.3      $  2.4
     Earned Premiums - Citation       17.4        5.1
     Investment Income                 5.6        2.6         0.2
     Realized Investment Gains         0.2        0.7
     Other                             1.0        0.6        (0.1)
                                     -----      -----      ------
          Total P&C Revenues         $57.0      $35.3      $  2.5
                                     =====      =====      ======

P & C Income (Loss) Before Taxes:
---------------------------------
     Sequoia Insurance Company       $ 4.3      $ 2.3      $ (3.7)
     Citation Insurance Company        1.3        1.0         -
                                     -----      -----      ------
                                     $ 5.6      $ 3.3      $ (3.7)
                                     =====      =====      ======

    Total P&C revenues for 1997 of $57.0 million surpassed those of 1996 by $21.7 million and 1995 by $54.5 million. Of these amounts, CIC added $21.0 million to the 1997 revenues and $6.5 million to 1996 following the merger. Sequoia's 1997 revenues were $35.4 million, up $6.7 million from 1996 and $33.0 million from the five-month period of the Company's ownership in 1995. Included in these amounts, investment income and realized investment gains from P&C operations rose to $5.8 million in 1997, up $2.5 million from 1996 and $5.6 million over 1995. Sequoia's earned premiums increased $6.5 million, or 24.7%, as compared to 1996 and $30.4 million compared to the partial year of inclusion in 1995.

    P&C income before taxes for 1997 amounted to $5.6 million, an increase of $2.3 million or 67% over the 1996 level of $3.3 million. CIC added approximately $300,000 to the 1997 increase due to its inclusion for a full year. Sequoia's income before taxes increased $2.0 million from 1996 to 1997. Most of Sequoia's improvement was attributable to greatly improved claims experience. As shown below, Sequoia's GAAP industry combined ratio declined 5.5 percentage points during 1997. The P&C loss before taxes for 1995 of $3.7 million included only five months of Sequoia's income and none of CIC's. Much of Sequoia's five-month 1995 loss was attributable to expenditures that may provide benefits in future years through improved operating efficiencies. These expenses included, among others, those associated with development of a new policy quoting and processing system and integrated claims processing and accounting systems. Software was developed and is now in use which allows underwriters and agents to decentralize, rate policies in the field, and download the information via modem to the home office, allowing them to spend much more time in the field inspecting risks and servicing policies.

    Sequoia's direct premium writings for 1997 were $41.0 million, up $3.3 million from the $37.7 million reported for 1996 and down slightly from the $42.0 million reported by Sequoia for the full year 1995. The $42.0 million of 1995 direct written premium included seven months of activity prior to Physicians' purchase of Sequoia on August 1, 1995. This reduction in premium writings in 1997 and 1996 reflects, in part, the increased underwriting selectivity of Sequoia's management team. Sequoia and CIC stress quality of business over quantity. As policies came up for renewal in 1995 and through much of 1996, they were reviewed carefully by underwriting management for excessive loss experience and unwanted risks. New policy writings have been less than expected, largely due to increased competition, and have not offset renewal policies cancelled or non-renewed. The loss of renewal policies with higher loss ratios and greater exposures to risk may improve Sequoia's loss ratios in the future. Nevertheless, there can be no assurance that Sequoia and Citation will be successful in reducing their policies with higher loss ratios or that their loss ratios will improve in the future.


    Industry ratios as determined on the basis of generally accepted accounting principles ("GAAP") for Citation are shown in the following chart:

                           CIC'S GAAP INDUSTRY RATIOS
                           --------------------------

                                        1997
                                       -----
Loss and LAE Ratio                      84.8%
Underwriting Expense Ratio              32.9%
                                       -----
     Combined Ratio                    117.7%
                                       =====


    Industry ratios as determined on a GAAP basis for Sequoia were:


                          SEQUOIA'S GAAP INDUSTRY RATIOS
                          ------------------------------

                                      1997            1996
                                   ---------       ---------
Loss and LAE Ratio                      57.3%           62.9%
Underwriting Expense Ratio              38.1%           38.0%
                                   ---------       ---------
     Combined Ratio                     95.4%          100.9%
                                   =========       =========


    Loss and LAE Ratios, Underwriting Expense Ratios and Combined Ratios are calculated using net earned premiums as a denominator. Theoretically, a combined ratio of less than 100% indicates that the insurance company is making a profit on its base insurance business before consideration of investment income, realized investment gains or losses, extraordinary items, taxes and other non-insurance items. Sequoia's loss experience improved considerably in 1997 from a GAAP loss ratio of 62.9% in 1996 to 57.3% in 1997. Sequoia's reduced loss ratios reflect Sequoia's improved loss experience principally resulting from management's efforts to reduce exposure to risk through re-underwriting existing business during 1995 and 1996, tighter underwriting and careful selection of risks.

    The management of Sequoia and CIC estimate that storm losses incurred by the companies as a result of the recent El Nino phenomenon is less than $1.0 million for the first quarter of 1998.

MEDICAL PROFESSIONAL LIABILITY OPERATIONS
-----------------------------------------

    Physicians' and PRO's MPL insurance business was sold to Mutual on August 28, 1995. Except for a few minor policy coverage extensions and adjustments which are 100% reinsured by Mutual, for all intents and purposes, the Company ceased writing MPL policies effective January 1, 1996. The Company continues to administer and adjust the remaining claims and LAE reserves. Based upon careful analysis of various alternative scenarios for handling the runoff of the remaining claims reserves, the Company determined that the best option was to process the existing claims internally with existing staff, rather than through a third party administrator or through an outright sale of the claims and LAE reserves. In addition, it is expected that shareholders' equity may be better served by retaining the investments necessary to fund the payment of these claims and LAE reserves, managing them along with the rest of the Company's investment holdings, as opposed to selling or fully reinsuring these reserves and giving up the corresponding funds. However, there can be no assurance that funds generated by such retained investments will exceed claims. Accordingly, although the Company ceased writing MPL insurance, MPL is treated as a separate business segment of continuing operations due to the continued management of claims and associated investments.

    Revenues and pre-tax income or loss from MPL operations included the following:

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                                  Year Ended December 31,
                                            -----------------------------------
                                              1997          1996          1995
                                             -------       -------      --------
                                                          (in millions)
MPL Revenues:
   Earned Premiums                              $0.2          $7.4         $17.1
   Investment Income, Net of Expenses            3.7           4.8           5.9
   Income from Sale of MPL Business                                          6.0
                                             -------       -------      --------
     MPL Revenues                               $3.9         $12.2         $29.0
                                             =======       =======      ========

MPL Income Before Tax:                          $0.8          $8.5          $6.0
----------------------                       =======       =======      ========

    Since the withdrawal of Physicians and PRO from their personal automobile and homeowners lines of business in the late 1980's, MPL has, for all intents and purposes, been these two companies' only sources of insurance premiums. Earned premium steadily declined from $17.1 million in 1995 to $7.4 million in 1996 and slightly less than $240,000 in 1997.

    The following table shows the decline in Physicians' and PRO's direct written premiums over the past five years:


                                 1997          1996          1995          1994         1993
                               --------      -------       -------       -------       -------
                                                        (in millions)
Direct Written Premiums          $0.0          $0.2         $22.6         $28.0         $37.6


    The marked decline in direct written premiums prior to 1996 is indicative of the increasing competitive pressures within Ohio which, among other factors, led Physicians and PRO to increase premium rates, to be more selective in underwriting and, ultimately, to withdraw from the MPL line of business.

    MPL premiums continued to be earned during 1996 based upon premiums written prior to July 16, 1995, the effective date of the 100 percent quota share treaty with Mutual. Investment income revenues will continue to accrue to the MPL runoff.

    MPL insurance revenues amounted to $3.9 million during 1997 compared to $12.2 million and $29.0 million during 1996 and 1995, respectively. The decline in MPL earned premiums accounted for most of this variance between years, other than the $6 million in revenues in 1995 from the sale of the Company's MPL business. Investment income also declined during 1997 as compared to 1996 and 1995, principally as a result of the reduced level of MPL claims and the associated reduced level of invested assets allocated to the MPL insurance business segment.

    MPL operations produced pre-tax operating income of approximately $765,000 in 1997 compared to income of $8.5 million and $6.0 million during 1996 and 1995, respectively. Results for 1997 were negatively impacted by a $2 million addition to loss and LAE reserves. This addition to reserves during the third quarter of 1997 was based upon an actuarial analysis as of June 30, 1997 which indicated some unfavorable loss experience had occurred during the first six months of 1997. Pre-tax operating results for 1996 were aided by a $1.4 million reduction in MPL death, disability and retirement unearned premium reserves related to the Mutual transaction, and loss and LAE reserve reductions of approximately $6.0 million due to continued favorable development of MPL reserves. The $6.0 million pre-tax operating income recorded during 1995 was equal to the $6.0 million realized on the sale of Physicians' and PRO's MPL businesses. Investment income was also higher in 1996 and 1995 due to greater reserve levels and higher loss reserve discount accretion.

    Greatly reduced earned premiums, somewhat lower investment income, and certain non-recurring expense accruals associated with the MPL claims runoff were responsible for the remainder of the decline in pre-tax MPL income from 1996 to 1997.

    Physicians' claims department staff continues to process the runoff of the remaining MPL loss and loss adjustment expense claims which is progressing routinely. At December 31, 1997, MPL reserves totaled $ 77.5 million, net of reinsurance and discount. This compares to $112.9 million and $136.2 million at December 31, 1996 and 1995, respectively. MPL loss and LAE reserves continue to decline as a result the disposition of claims.

                     MPL INSURANCE -- LOSS AND LAE RESERVES

                                                    Year Ended December 31,
                                         ----------------------------------------
                                            1997            1996           1995
                                         ---------       ---------       ---------
                                                         (in millions)
Direct Reserves                          $  121.4        $  158.4        $  192.5
Ceded Reserves                              (34.8)          (33.3)          (38.5)
Discount of Net Reserves                     (9.1)          (12.2)          (17.8)
                                         --------        --------        --------
     Net MPL Revenues                    $   77.5        $  112.9        $  136.2
                                         ========        ========        ========

    Although MPL reserves are certified annually by two independent actuaries, as required by Ohio insurance regulations, significant fluctuations in reserve levels can occur based upon a number of variables used in actuarial projections of ultimate incurred losses and LAE.

OTHER OPERATIONS
----------------

    Other operations consists principally of Summit's investment management operations, the wind down of Raven Development Company's ("Raven") real estate development projects, and various other activities as summarized below:


                                OTHER OPERATIONS

                                                               Year Ended December 31,
                                                         -----------------------------------
                                                           1997          1996          1995
                                                         --------      -------       -------
                                                                     (in millions)
Revenues from Other Operations:
-------------------------------
   Investment Management Services                          $ 1.1        $ 0.8         $ 0.2
     Less:  Intercompany Portfolio Mgmt. Charges            (0.5)        (0.5)          -
   Other                                                    (0.5)         1.9           1.4
                                                           -----        -----         -----
          Revenue from Other Operations                    $ 0.1        $ 2.2         $ 1.6
                                                           =====        =====         =====

Other Operations-Loss Before Tax:
---------------------------------
   Investment Management Services                          $ 0.2        $ 0.1         $(0.1)
     Less:  Intercompany Portfolio Mgmt. Charges            (0.5)        (0.5)          -
   Other                                                    (0.4)        (0.7)         (0.4)
                                                           -----        -----         -----
         Other Operations-Loss Before Tax                  $(0.7)       $(1.1)        $(0.5)
                                                           =====        =====         =====


    Revenues from other operations decreased from $2.2 million in 1996 and $1.6 million in 1995 to approximately $100,000 in 1997. Nearly all this decline resulted from the wind down of real estate operations of Physician's subsidiary, Raven, which saw virtually no activity in 1997. The remainder of Raven's real estate holdings was sold in early 1998. Raven's real estate activity is minimal, generally consisting of wind down costs.

    Investment management revenues and operating income from Summit, before elimination of intercompany transactions, increased over 1996 and 1995. In 1997 Summit's revenues before intercompany eliminations were $1.1 million compared to approximately $762,000 in 1996 and $209,000 in 1995. Summit now has more than $700 million in assets under management, up approximately 75% over a year ago. Summit's revenues have increased due to the addition of additional clients and increased intercompany portfolio management fees.

    Other operations produced an approximate $700,000 pre-tax loss for 1997 compared to pre-tax losses of $1.1 million and $0.5 million in 1996 and 1995, respectively.

    Under the category of "Other," Stonebridge Partners AG ("Stonebridge"), a Swiss corporation wholly-owned by Physicians which brokered annuities and other insurance products within Europe, produced a pre-tax operating loss of approximately $386,000 in 1997 and a $1 million loss for 1996. The pre-tax loss for 1995 was $234,000. Stonebridge began operations in late 1995, resulting in significant start-up costs in 1995 which continued into 1996. For various reasons, Stonebridge has been unsuccessful in marketing their brokerage business, as well as in collecting accounts which they believe are due them from clients. Stonebridge was deactivated in 1997.

DISCONTINUED OPERATIONS
-----------------------

    Discontinued operations consists of the operations of APL, the Company's life and health insurance subsidiary and GEC's former Sri Lankan subsidiaries which engaged in various activities including stock and commodity brokerage and agricultural services.

    APL, Physicians' wholly-owned life insurance subsidiary, produced revenues of $5.3 million and a pre-tax loss of $112,000 during 1997. This compares to $9.0 million and $6.8 million in revenues and $4.0 million and approximately $859,000 million in pre-tax income in 1996 and 1995, respectively. Revenues and income before tax for 1996 included realized investment gains of approximately $3.9 million from the sale of APL's investment in Fairfield Communities common stock.

    APL has been concentrating its efforts on its unique critical illness product "Survivor Key" during the past several years. This life insurance product combines the benefits of a lump sum cash payout upon the diagnosis of certain critical illnesses with a death benefit. Gross written premiums for Survivor Key continually increased from 1994 through 1997.

    On June 16, 1997, Physicians announced the signing of a binding agreement to sell APL subject to certain closing conditions including regulatory approval, which are still pending. See "HISTORY OF THE COMPANY--Developments Since the Merger" regarding the pending sale of APL and its wholly owned subsidiary.

    GEC has elected to treat its Sri Lankan operations as discontinued in recognition of their sale in November and December 1997. These operations produced approximately $3.3 million in pre-tax income during 1997 as recorded in GEC's financial results, prior to the elimination of minority interests when consolidated with PICO. This included approximately $3.5 million of realized pre-tax gain in 1997 on the sale and reversal of a foreign currency translation adjustment relating to those operations of approximately $2.3 million, prior to recognition of minority interest. See Note 6 of Notes to the Consolidated Financial Statements, "Discontinued Operations."

    The net assets of the discontinued operations of APL have been shown as one line on the 1997 balance sheet as net assets of discontinued operations totaling $15.9 million.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

    PICO Holdings, Inc. is a holding company whose assets principally consist of the stock of its subsidiaries. PICO continually evaluates the operations of its existing operations and searches for new opportunities in order to maximize shareholder value. Because of this business strategy, PICO's cash needs and those of its subsidiaries vary considerably from period to period. At times cash may not be readily available when an opportunity arises requiring the liquidation of securities, advances from subsidiaries, direct purchases of investments by subsidiaries, or the borrowing of funds. It may also become necessary and/or advantageous for PICO to offer stock or debt through public offerings from time to time. At times PICO may come to possess cash balances in excess of cash needs. Such cash is invested to provide maximum returns within the constraint of remaining liquid enough to meet expected future cash requirements. PICO, the parent company, had a minimal cash and cash equivalent balance at year-end 1997 compared to a $13.1 million balance at the end of 1996. The year-end 1996 balance reflected the receipt of a $13.2 million cash dividend from Physicians.

    The history of the Company is one of change and changing cash requirements. In 1995, Physicians took a significant step in changing its strategic direction by selling its ongoing MPL insurance business and related liability insurance business. During 1995, Physicians reactivated its investment advisory subsidiary, Summit; acquired a California property and casualty insurance company, Sequoia; and purchased 38.2% of GEC, a Canadian corporation active in international investments, surface, water, geothermal and mineral rights, and other businesses. See "ITEM 1--BUSINESS--HISTORY OF THE COMPANY." In 1996, Physicians took another large step in the continuing process of changing its strategic direction to maximize shareholder value with the reverse acquisition of Citation. On April 23, 1997, GEC and PICO purchased NLRC, owner of approximately 1,365,000 acres of deeded land in Northern Nevada, for a total purchase price of $48.6 million. During 1997, PICO increased its ownership in GEC to approximately 51.17 %. On June 16, 1997, Physicians announced the signing of a definitive agreement to sell its wholly-owned life and health insurance subsidiary, APL, and its wholly-owned subsidiary. In November and December 1997, GEC sold its investment in its Sri Lankan subsidiaries, providing funds for repayment of debt and additional investments.

    PICO's principal sources of funds are its available cash resources, bank borrowings, public financings, repayment of subsidiary advances, funds distributed from its subsidiaries as tax sharing payments, management and other fees, and borrowings and dividends from its subsidiaries.

    It is expected that each of PICO's major subsidiaries currently within the group will be able to stand on its own and cover its own cash flow needs without the need for long-term borrowing or additional capital infusions, with the possible exceptions of additional capital requirements of Sequoia and CIC to maintain or improve their Best ratings or to meet minimum capital requirements. Physicians contributed an additional $5.5 million to Sequoia in 1997 for this purpose. However, from time to time funds may be needed to cover short-term operating shortfalls (i.e. timing differences) or to expand the Company's operations (principally through investments and/or acquisitions) both at the subsidiary level and at the parent company level. Additional funding may be generated through, among other avenues, disposition or transfer of existing assets, issuance of additional capital stock through a public offering, or through a public debt offering or other borrowing.

    Insurance has always been and continues to be a major source of funds for the Company. Physicians initially provided virtually all the funding necessary for the Company to execute its revised business strategy. Since the acquisition of Sequoia in 1995, management has made significant strides in improving Sequoia's operating performance. Sequoia made a profit of approximately $2.8 million in 1997 and produced positive cash flows of $9.3 million from operations. Management has taken a number of steps to improve CIC's profitability and cash flow since its acquisition in November 1996, including the sale of its workers' compensation business and its subsidiary, CNIC, in June 1997. CIC used nearly $13.7 million in cash in operating activities during 1997. Much of CIC's negative operating cash flow relates to its unusually high GAAP combined industry ratio of 117.7% for 1997. SEE MANAGEMENT'S DISCUSSION AND ANALYSIS-PROPERTY AND CASUALTY INSURANCE. Physicians' cash flows have had the greatest impact on the consolidated group during the past three years and should continue to do so for the foreseeable future, due to the wind down of the MPL business. Physicians, Sequoia and Citation had cash and cash equivalent balances at December 31, 1997 of $9.3 million, $38.3 million, and a deficit of $1.1 million, respectively. This compares to $12.5 million, $19.1 million, and $843,000, respectively, at the end of 1996. A large portion of Sequoia's and Citation's investments is kept in the form of cash and cash equivalents to pay claims and expenses due to the relatively short lag period between the receipt of premiums and payment of claims in the commercial property and casualty insurance business lines written by those companies.

     As a result of ceasing to write MPL insurance, Physicians' operating cash flows have become, and should continue for the foreseeable future, to be negative. Positive cash flows from other sources within Physicians, primarily reinsurance recoveries, investment income and the sale of invested assets may partially offset such uses of cash. Major cash outflows most likely will include the funding of claims and loss adjustment expenses, investment purchases, dividend distributions, and operating costs. The Company's active insurance P & C subsidiaries, Sequoia and CIC, should provide positive cash flows from premium writings, investment income, and the sale of invested assets. Cash will be used to fund the payment of their own claims and operating expenses, as well as in purchasing investments. Summit should produce positive cash flow in the form of investment management fees in excess of operating costs.

    As of December 31, 1995, when Physicians and PRO ceased writing MPL, Physicians and PRO reported discounted unpaid loss and loss adjustment expense reserves of approximately $136.2 million, net of reinsurance. Based upon projections from past actuarial information, more than 75%, or $102 million, of these reserves are expected to be settled by the end of the year 2000. Past experience indicates that funding requirements should be greatest in the first through third years (1996 through 1998), accounting for more than 60% of the total eventual reserve and loss adjustment expense payments. As expected, loss and LAE reserves at December 31, 1996 declined more than 17.1% to $112.9 million after payment of more than $30 million in claims and LAE. During 1997, MPL reserves of approximately $77.5 million at December 31, 1997, decreased an additional $35.4 million, or 31.4%, after payment of more than $38 million in losses and LAE.

    The Company's insurance subsidiaries attempt to structure the duration of their invested assets to match the cash flows required to settle the related unpaid claims liabilities. Their invested assets provide adequate liquidity to fund projected claims and LAE payments for the coming years. The Ohio and California Insurance Departments monitor and set guidelines for the insurance companies' investments. The Ohio and California Insurance Departments also set minimum levels of policyholder capital and surplus and monitor these levels through various vehicles such as RBC. All the Company's insurance subsidiaries have more than adequate, if not strong, RBC levels as of December 31, 1997.

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

    At December 31, 1997, Physicians' and PRO's investment portfolios on a stand-alone basis contained invested assets of approximately $120.6 million, plus cash and cash equivalents of $10.8 million. These invested assets are in excess of the present value of expected future payouts of losses and loss adjustment expenses (discounted at 4%) of approximately $77.5 million. Physicians is in the process of selling APL, its life and health insurance subsidiary. When sold, the proceeds from this sale may provide additional available cash.

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

    PICO management hopes to maximize the return of all assets, including those needed to fund the eventual wrap-up of the MPL reserves through, among other things, value investing and managing the invested assets internally rather than liquidating assets to pay a third party to oversee the runoff of the existing claims. Management also elected to handle the runoff of the MPL claims internally to continue to maintain a high standard of claims handling and to maximize shareholder values. While management expects that certain of the Company's current and future investments may increase in value, offsetting some of the decline in assets during the period of runoff and increasing shareholder value, the impact of future market fluctuations on the value of the Company's invested assets cannot be accurately predicted. Although assets will be managed to mature or liquidate according to expected payout projections, at times, in response to abnormal funding demands, some invested assets may need to be sold at inopportune times during periods of decline in the stock market or declines in the market values of the individual securities. Such forced sales are expected to occur infrequently and only under extreme circumstances; however, this cannot be guaranteed.

    As previously mentioned, reinsurance recoveries (reimbursement of covered losses from reinsurers) will be a significant source of incoming funds in upcoming years as claims are settled. As shown in the accompanying financial statements, consolidated reinsurance receivables amounted to $75.0 million at December 31, 1997 compared to $97.0 million at December 31, 1996. Physicians' and PRO's reinsurance receivables were $38.0 million at December 31, 1997 and at December 31, 1996. Of the $37 million difference between the $75.0 million consolidated total at December 31, 1997 and the $38.0 million of Physicians and PRO, $30.3 million was recorded on Sequoia's financial statements, most of which is due from SRC and guaranteed by QBE. See "ITEM 1--BUSINESS--HISTORY OF THE COMPANY." Of the remainder, $6.7 million resulted from the inclusion of CIC.

    Unsecured reinsurance risk is concentrated in the companies and amounts shown in the table under Note 12 ("Reinsurance") to the Consolidated Financial Statements as of December 31, 1997. Most companies listed are highly rated companies with significant sources of capital.

    As an additional source of funding, PICO's subsidiaries as they grow and accumulate increasing amounts of retained earnings may be able to return some of PICO's investment in the form of dividend distributions; however, this cannot be assured. On December 30, 1997, Physicians paid a dividend of $13.2 million to PICO in the form of GEC stock. This dividend was the maximum dividend that could be paid under Ohio insurance regulations without specific approval by the Ohio department.

    As shown in the accompanying Consolidated Statements of Cash Flows, the Company used cash flows of $62.1 million for operations in 1997 and $10.8 million in 1996, compared to $15.1 million in 1995. Cash consumed by operations in 1997 increased $51.2 million over 1996 and $46.9 million over 1995. The increase in cash used for operations as compared to 1996 and 1995 included increased MPL claims and expense payments, federal, foreign and state income tax payments, and the inclusion of CIC in the consolidated group. Net cash used for operating activities consisted of $49.3 million from Physicians, $2.2 million from PRO, $13.7 from CIC, $1.6 million from PICO, and $11.8 million from others, including a $9.7 million reclassification of APL's cash and cash equivalents to discontinued operations on the balance sheet at December 31, 1997. Net cash provided by operating activities included $9.2 million from Sequoia and $7.3 million from GEC.

    Cash provided by investing activities in 1997 of $68.1 million principally reflects fixed income securities maturities and sales and investment gains realized from the sale of Resource America, Inc. and AmVestors. Cash provided from investing activities was $31.4 million and $37.6 million in 1996 and 1995, respectively

    Cash used for financing activities increased to $14.3 million, compared to cash provided of $69,000 and $439,000 in 1996 and 1995, respectively. The approximate $14 million decrease in funds provided by financing activities reflects repayments of debt incurred by GEC.

    GEC financed acquisitions in its investment portfolio of more than $75 million during 1997. This was accomplished through a mixture of equity, borrowings, minority interests, operating cash flow and disposition of non-core assets. GEC held approximately $11.1 in cash and cash equivalents at December 31, 1997.

    In November 1996, Physicians purchased a $2.5 million convertible debenture from PC Quote. On May 5, 1997, PICO agreed to provide a line of credit to PC Quote. The initial credit was for $1 million with repayment due September 30, 1997. The credit has since been increased to $2,250,000 with repayment due April 30, 1998.

    At December 31, 1997, the Company had no significant commitment for future capital expenditures, other than in the ordinary course of business and as discussed herein. The Company has also committed to maintain Sequoia's capital and statutory policyholder surplus level at a minimum of $7.5 million. Sequoia was well above this level as of December 31, 1997. The Company has also committed to make every attempt to maintain Sequoia's Best rating at or above the "B++" (Very Good) level, which may at some time in the future require additional capital infusions into Sequoia by the Company. During 1997 Physicians contributed an additional $5.5 million in paid-in capital to Sequoia.

    The Company continues to address the issue of the compatibility of systems software with the year 2000. Insurance premium, loss and statistical systems are particularly critical to the successful operation of the insurance companies. It is believed that the majority of these systems, which are different among the various insurance companies, currently accept the year 2000 logic. The MPL insurance systems are known, however, to be incompatible. Projects are under way to test all insurance systems and correct the logic of these systems to make them compatible with the year 2000. Other operating systems consist of various accounting, billing, disbursement, and tracking systems which may or may not be compatible with the year 2000. For the most part, these systems are in the process of being updated by their vendors. Tests will be run to ensure the compatibility of these systems, also. Management expects these projects to be completed by the end of 1998. In addition to resources expended in researching and correcting systems, additional outlays may be necessary to purchase and install new software that is compatible with the year 2000. The estimated costs of this project are undetermined at this time.

    Capital Resources

    The Company's principal sources of funds are its available cash resources, operating cash flow, liquidation of non-essential investment holdings, bank borrowings, public debt and equity offerings, advances and repayment of balances between subsidiaries and PICO, funds from consolidated tax savings, investment management and other fees, and borrowings. During August 1997, GEC issued new common stock of 25 million shares, raising more than $44.0 million in funds, net of costs. At December 31, 1997, the Company had $56.4 million in cash and cash equivalents compared to $64.6 million and $44.0 million at December 31, 1996 and 1995, respectively.

ADDITIONAL RISK FACTORS AND UNCERTAINTIES

    In addition to the risks and uncertainties discussed in the preceding sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations," the following risk factors are also inherent in the Company's business operations:

    CHANGE IN STRATEGIC DIRECTION. In late 1994, Physicians began the process of changing its strategic direction from the operation of an MPL insurance business to investing in businesses which PICO believes are undervalued or will benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with existing PICO operations. Accordingly, in January 1995, Physicians reactivated its investment advisory subsidiary, Summit; in August 1995 Physicians acquired Sequoia and entered new lines of property and casualty insurance; in August 1995 Physicians sold its MPL insurance business; in September 1995 Physicians purchased 38.2% of GEC, a Canadian corporation active in international investments, agricultural services, water rights, and other businesses; in November 1996 Physicians acquired control of Citation Insurance Group ("CIG") pursuant to the Merger; in April 1997 PICO acquired 25.23% ownership of Nevada Land and Resource Company which owns approximately 1,365,000 acres of deeded land in northern Nevada; in June 1997 PICO sold its workers' compensation business; and in July and August 1997, PICO increased its ownership in GEC to 51.17%. Due to the Company's limited experience in the operation of the businesses of each of these subsidiaries, which currently constitute a substantial portion of the Company's operations, there can be no assurance as to the future operating results of the Company or the recently acquired businesses of the Company.

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

    DEPENDENCE ON KEY PERSONNEL. The Company has several key executive officers, the loss of whom could have a significant adverse effect on the Company. In particular, Ronald Langley, PICO's Chairman, and John R. Hart, PICO's President and Chief Executive Officer, play key roles in the Company's and GEC's investment decisions. Messrs. Langley and Hart have entered into employment agreements with PICO and a wholly-owned subsidiary of GEC as of December 31, 1997. Messrs. Langley and Hart are key to the implementation of the Company's new strategic focus, and the ability of the Company to implement its current strategy is dependent on its ability to retain the services of Messrs. Langley and Hart.

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

    FLUCTUATIONS IN HISTORICAL OPERATING RESULTS, P & C RESERVES. PICO's operating results over the past five years have been volatile. During the past several years, the levels of the reserves for PICO's insurance subsidiaries have been very volatile. As a result of its claims experience and the level of existing reserves with respect to its P & C insurance business, CIC has had to significantly increase these reserves in four of the past six years.

    There can be no assurance that significant increases with respect to the reserves for the P & C business will not be necessary in the future, that the level of reserves for PICO's insurance subsidiaries will not be volatile in the future, or that any such increases or volatility will not have an adverse effect on PICO's operating results and financial condition.

    COMPETITION. There are several hundred P & C insurers licensed in California, many of which are larger and have greater financial resources than CIC, and Sequoia; offer more diversified types of insurance coverage; have greater financial resources and have greater distribution capabilities than the insurance companies of the group.

    A.M. BEST RATINGS. A.M. Best ("Best") has assigned Sequoia a rating of B++ (Very Good) and APL has had a Best rating of B+ (Very Good) since 1983. CIC was recently upgraded from a B- (Adequate) to a B+ (Very Good) by Best. Physicians and PRO are currently rated, and have been for a number of years, NR-3 (rating procedure inapplicable). Best's ratings reflect the assessment of A.M. Best and Company of the insurer's financial condition, as well as the expertise and experience of management. Therefore, Best ratings are important to policyholders. Best ratings are subject to review and change over time. Failure to maintain or improve their Best ratings could have a material adverse effect on the ability of the insurance companies to write new insurance policies, as well as potentially reduce their ability to maintain or increase market share. Management believes that many potential customers will not insure with an insurer that carries a Best rating of less than B+, and that customers who do so will demand lower rate structures. There can be no assurance that any of the insurance companies' ratings will be maintained or increased.

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

    INSURANCE COMPANY CAPITAL AND SURPLUS TESTING. In the past few years, the NAIC has developed risk-based capital ("RBC") measurements for both property and casualty and life and health insurers. The measures provide the various state regulators with varying levels of authority based on the adequacy of an insurer's RBC. At December 31, 1997, the PICO, PRO, APL, CIC and Sequoia annual statements reported more than adequate RBC levels.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 and the independent auditors' reports are included in this report as listed in the index on page 45 of this report.

                        SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except share and per share amounts) for 1997 and 1996 are shown below. In management's opinion, the interim financial data contains all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such interim periods. Prior period amounts have been adjusted to conform with the current period presentation, including reclassification for discontinued operations and adjustment to shares and net income (loss) per share values due to the Merger.


                                                                      THREE MONTHS ENDED
                                    -----------------------------------------------------------------------------------------
                                     March 31,       June 30,      September 30,  December 31,     March 31,     June 30,
                                        1996           1996             1996          1996           1997          1997
                                    -----------   ------------      -----------   ------------   ------------   -----------
Net premium income                  $     6,629    $      7,112     $     7,710    $    17,310    $    14,503    $    13,976
Investment income, net                    2,211           1,756           4,150         27,049          6,208          2,839
Total revenues                           10,563           9,426          12,183         44,563         21,050         17,181
Net income (loss)                         1,972            (772)          1,355         21,765          1,992          1,824
                                    -----------    ------------     -----------    -----------    -----------    -----------
Basic:
                                    -----------    ------------     -----------    -----------    -----------    -----------
     Net income (loss) per share    $      0.07    ($      0.03)    $      0.05    $      0.73    $      0.06    $      0.06
                                    -----------    ------------     -----------    -----------    -----------    -----------
    Weighted average common
     and equivalent shares
     outstanding                     27,436,191      27,436,191      27,436,191     29,716,050     32,487,898     32,542,551
Diluted:
     Net income (loss) per share    $      0.07           (0.03)    $      0.05    $      0.71    $      0.06    $      0.05
                                    -----------    ------------     -----------    -----------    -----------    -----------
    Weighted average common
     and equivalent shares
     outstanding                     28,606,993      28,536,676      28,366,972     30,583,339     33,362,680     33,512,735



                                    -------------------------------
                                     September 30,    December 31,
                                          1997            1997
                                     ------------     -------------
Net premium income                     $    11,622    $      9,775
Investment income, net                      29,461          (5,429)
Total revenues                              43,808           5,541
Net income (loss)                           17,860          (2,184)
                                       -----------    ------------
Basic:
                                       -----------    ------------
     Net income (loss) per share       $      0.55    $     ($0.07)
                                       -----------    ------------
    Weighted average common
     and equivalent shares
     outstanding                        32,584,960      32,591,650
Diluted:
     Net income (loss) per share       $      0.53    $       0.06
                                       -----------    ------------
    Weighted average common
     and equivalent shares
     outstanding                        33,882,821      34,053,596

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                   AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996
                               AND FOR EACH OF THE
                            THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1997









                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Independent Auditors' Reports..................................     46-46.2
     Consolidated Balance Sheets as of December 31, 1997 and 1996...     47-48
     Consolidated Statements of Income for the Years
           Ended December 31, 1997, 1996 and 1995...................        49
     Consolidated Statement of Changes in Shareholders' Equity
           for the Years Ended December 31, 1997, 1996, and 1995....     50-51
     Consolidated Statements of Cash Flows for the Years
           Ended December 31, 1997, 1996 and 1995...................        52
     Notes to Consolidated Financial Statements.....................     53-80

                          INDEPENDENT AUDITORS' REPORT






To the Shareholders and Board of Directors of PICO Holdings, Inc.:



    We have audited the accompanying consolidated balance sheet of PICO Holdings, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the 1997 consolidated financial statements of Global Equity Corporation (all expressed in Canadian dollars), a 51.17% owned consolidated subsidiary, which constitutes 42% of consolidated total assets as of December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Global Equity Corporation (all expressed in Canadian dollars), is based solely on the report of such other auditors. The consolidated balance sheet of the Company as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 1996 and 1995 were audited by other auditors whose report, dated April 7, 1997, expressed an unqualified opinion on those statements.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, based on our audit and the report of the other auditors, the 1997 consolidated financial statements present fairly, in all material respects, the consolidated financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.




Deloitte & Touche LLP




San Diego, California
March 27, 1998

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated statement of financial position of Global Equity Corporation ("GEC") as at December 31, 1997 and the consolidated statements of operations, deficit and changes in financial position for the year then ended. These financial statements are the responsibility of GEC's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of GEC as at December 31, 1997 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles in Canada.

Accounting principles generally accepted in Canada vary in certain significant respects from accounting principles generally accepted in the United States in GEC's circumstances, as described in note 14 to GEC's consolidated financial statements.


KPMG
Chartered Accountants


Toronto, Canada

March 17, 1998

                                      46.1

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of PICO Holdings, Inc.

We have audited the consolidated balance sheet of PICO Holdings, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                             COOPERS & LYBRAND, L.L.P.


San Diego, California
April 7, 1997

                                      46.2

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                     ASSETS


                                                          1997                     1996
                                                     ---------------          ----------------
Investments:
     Available for sale:
          Fixed maturities, at fair value              $ 43,266,291             $ 156,864,826
          Equity securities, at fair value               85,067,951                79,534,612
     Investment in affiliate, at equity                                            28,047,764
     Short-term investments, at cost                     28,757,220                   848,658
     Real estate                                          3,205,754                 1,546,445
                                                     ---------------          ----------------
          Total investments                             160,297,216               266,842,305

Cash and cash equivalents                                56,435,789                64,581,056
Premiums and other receivables, net                      20,681,568                14,876,282
Reinsurance receivables                                  75,025,576                96,984,261
Prepaid deposits and reinsurance premiums                 2,234,688                 5,225,054
Accrued investment income                                 1,722,282                 3,372,715
Surface, water, geothermal and mineral rights            75,177,015
Property and equipment, net                               8,550,807                 4,717,366
Deferred policy acquisition costs                         5,320,716                 7,921,570
Deferred income taxes                                     2,965,080                 5,625,922
Other assets                                              5,932,248                 7,588,351
Net assets of discontinued operations                    15,949,989
Assets held in separate accounts                                                    5,601,828
Net assets of acquired business held for sale                                       7,088,508
                                                     ===============          ================
     Total assets                                     $ 430,292,974             $ 490,425,218
                                                     ===============          ================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                            1997                       1996
                                                                                       ----------------           ----------------
Policy liabilities and accruals:
     Unpaid losses and loss adjustment expenses, net of discount                         $ 196,095,518              $ 252,023,546
     Future policy benefits                                                                                            13,776,207
     Annuity and other policyholders' funds                                                                            31,739,736
     Unearned premiums                                                                      21,634,897                 35,296,803
     Reinsurance balance payable                                                             8,076,659                  7,315,939
Deferred gain on retroactive reinsurance                                                     2,168,393                  3,355,409
Other liabilities                                                                           15,380,716                 22,394,118
Taxes payable                                                                                  968,059                    776,784
Integration liability                                                                          546,147                  1,368,000
Liabilities related to separate accounts                                                                                5,601,828
Excess of fair value of net assets acquired over purchase price                              5,064,536                  6,293,084
                                                                                       ----------------           ----------------
     Total liabilities                                                                     249,934,925                379,941,454
                                                                                       ----------------           ----------------
Minority Interest                                                                           68,207,311                    280,184
                                                                                       ----------------           ----------------
Commitments (Notes 3, 6, 11, 12,13, 14, 15, 16, and 17)

Preferred stock, $.01 par value, authorized 2,000,000; none issued
Common stock, $.001 par value; authorized 100,000,000; issued 32,591,718
     and 32,486,718 shares in 1997 and 1996, respectively                                       32,592                     32,487
Additional paid-in capital                                                                  43,147,105                 42,965,063
Net unrealized appreciation (depreciation) on investments                                   (2,717,248)                11,837,511
Cumulative foreign currency translation adjustment                                          (2,201,093)                   (27,159)
Equity changes of investee company                                                                                       (986,361)
Retained earnings                                                                           83,718,335                 64,226,714
                                                                                                                  ----------------
                                                                                       ----------------
                                                                                           121,979,691                118,048,255
Less treasury stock, at cost (common shares 2,492,631 in 1997 and 1,940,315 in 1996)        (9,828,953)                (7,844,675)
                                                                                       ----------------           ----------------
     Total shareholders' equity                                                            112,150,738                110,203,580
                                                                                       ----------------           ----------------
     Total liabilities and shareholders' equity                                          $ 430,292,974              $ 490,425,218
                                                                                       ================           ================





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                 1997             1996                1995
                                                                            ---------------  ---------------    ---------------
Revenues:
     Premium income                                                           $49,876,404      $ 38,760,705       $ 19,541,731
     Investment income, net                                                    11,686,072         8,086,156          9,164,616
     Net realized gains on investments                                         21,393,331        27,080,236          5,018,853
     Real estate sales                                                          1,546,588         1,547,423          1,336,501
     Gain on sale of MPL business                                                                                    6,000,000
     Other income                                                               3,077,369         1,261,760            126,815
                                                                              -----------      ------------       ------------
          Total revenues                                                       87,579,764        76,736,280         41,188,516
                                                                              -----------      ------------       ------------
Expenses:
     Loss and loss adjustment expenses                                         34,330,327        22,932,490         23,171,588
     Amortization of policy acquisition costs                                  10,069,308         1,875,324            722,719
     Cost of land sales                                                           646,543         1,458,781          1,501,421
     Insurance underwriting and other expenses                                 19,030,581        17,506,477          8,225,875
                                                                              -----------      ------------       ------------
          Total expenses                                                       64,076,759        43,773,072         33,621,603
                                                                              -----------      ------------       ------------
Equity in earnings (losses) of investee                                                           1,013,385           (459,928)
                                                                              -----------      ------------       ------------
          Income from continuing operations before income taxes
               and minority interest                                           23,503,005        33,976,593          7,106,985
Provision (benefit) for federal, foreign and state income taxes                 7,670,128        12,957,811         (7,752,049)
                                                                              -----------      ------------       ------------
          Income from continuing operations
                before minority interest                                       15,832,877        21,018,782         14,859,034
Minority interest in loss of subsidiary                                         3,202,461                               35,867
                                                                              -----------      ------------       ------------
          Income from continuing operations                                    19,035,338        21,018,782         14,894,901
Income from discontinued operations, net of federal income tax provisions of $2,201,010, $701,177, and $80,895 for 1997, 1996,
          and 1995, respectively and 1997 minority interest of $764,418           456,283         3,301,229            778,075
                                                                              -----------      ------------       ------------
Net income                                                                    $19,491,621      $ 24,320,011       $ 15,672,976
                                                                              ===========      ============       ============
Net income per common share (basic):
          Continuing operations                                               $      0.59      $       0.75       $       0.54
          Discontinued operations                                                    0.01              0.12               0.03
                                                                              -----------      ------------       ------------
               Net income per common share                                    $      0.60      $       0.87       $       0.57
                                                                              ===========      ============       ============
               Weighted average shares outstanding                             32,551,951        28,004,595         27,436,191
                                                                              ===========      ============       ============

Net income per common share (diluted):
          Continuing operations                                               $      0.57      $       0.72       $       0.54
          Discontinued operations                                                    0.01              0.12               0.03
                                                                              -----------      ------------       ------------
               Net income per common share                                    $      0.58      $       0.84       $       0.57
                                                                              ===========      ============       ============
               Weighted average shares outstanding                             33,741,265        29,055,669         27,436,191
                                                                              ===========      ============       ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                       Net
                                                                    Unrealized                           Foreign          Equity
                                                 Additional        Appreciation                          Currency        Changes
                                   Common          Paid-In        (Depreciation)        Retained       Translation     of Investee
                                    Stock          Capital        on Investments        Earnings        Adjustment       Company
                                 ------------  ----------------  -----------------   ---------------   -------------   -------------
Balance, January 1, 1995            $ 27,436      $ 17,326,279       $ (4,748,349)     $ 24,233,727

   Net income                                                                            15,672,976

   Foreign currency translation
       adjustment                                                                                           (14,792)

   Equity changes of investee
       company                                                                                                             (979,066)

   Net unrealized appreciation
       on investments, net of
       adjustment to deferred
       policy acquisition costs
       of $544,162 and
       deferred taxes of
       $12,246,591                                                     28,576,166

   Issuance of common stock
      upon exercise of options                          56,000
                                 ------------  ----------------  -----------------   ---------------   -------------   -------------
Balance, December 31, 1995            27,436        17,382,279         23,827,817        39,906,703         (14,792)       (979,066)
                                 ------------  ----------------  -----------------   ---------------   -------------   -------------

   Net income                                                                            24,320,011

   Foreign currency translation
       adjustment                                                                                           (12,367)

   Equity changes of investee
       company                                                                                                               (7,295)

   Net unrealized depreciation
       on investments, net of
       adjustment to deferred
       policy acquisition costs of
       $17,556 and deferred
       taxes of $6,590,684                                            (11,990,306)

  Purchase of common stock
       by affiliate, held in treasury

  Retirement of treasury stock in
      connection with the Merger      (1,330)         (779,122)

  Issuance of common stock in
      connection with the Merger       6,381        26,287,986

   Issuance of common stock
       upon exercise of options                         73,920
                                 ------------  ----------------  -----------------   ---------------   -------------   -------------
Balance, December 31, 1996          $ 32,487      $ 42,965,063       $ 11,837,511      $ 64,226,714       $ (27,159)     $ (986,361)
                                 ------------  ----------------  -----------------   ---------------   -------------   -------------




                                                       Treasury
                                                        Stock             Total
                                                    ---------------  -----------------
Balance, January 1, 1995                              $ (1,095,032)      $ 35,744,061

   Net income                                                              15,672,976

   Foreign currency translation
       adjustment                                                             (14,792)

   Equity changes of investee
       company                                                               (979,066)

   Net unrealized appreciation
       on investments, net of
       adjustment to deferred
       policy acquisition costs
       of $544,162 and
       deferred taxes of
       $12,246,591                                                         28,576,166

   Issuance of common stock
      upon exercise of options                             294,000            350,000
                                                    ---------------  -----------------
Balance, December 31, 1995                                (801,032)        79,349,345
                                                    ---------------  -----------------

   Net income                                                              24,320,011

   Foreign currency translation
       adjustment                                                             (12,367)

   Equity changes of investee
       company                                                                 (7,295)

   Net unrealized depreciation
       on investments, net of
       adjustment to deferred
       policy acquisition costs of
       $17,556 and deferred
       taxes of $6,590,684                                                (11,990,306)

  Purchase of common stock
       by affiliate, held in treasury                   (5,844,600)        (5,844,600)

  Retirement of treasury stock in
      connection with the Merger                           780,452

  Issuance of common stock in
      connection with the Merger                        (2,000,075)        24,294,292

   Issuance of common stock
       upon exercise of options                             20,580             94,500
                                                    ---------------  -----------------
Balance, December 31, 1996                            $ (7,844,675)     $ 110,203,580
                                                    ---------------  -----------------





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                    Net
                                                                Unrealized                          Foreign         Equity
                                               Additional      Appreciation                        Currency         Changes
                                  Common        Paid-In       (Depreciation)       Retained       Translation     of Investee
                                  Stock         Capital       on Investments       Earnings       Adjustment        Company
                                -----------  ---------------  ----------------  ---------------  --------------   ------------

Balance, December 31, 1996        $ 32,487     $ 42,965,063      $ 11,837,511     $ 64,226,714       $ (27,159)    $ (986,361)

   Net income                                                                       19,491,621

   Foreign currency translation
       adjustment                                                                                   (2,173,934)

   Equity changes of investee
       company                                                                                                        986,361

   Net unrealized depreciation
       on investments, net of
      deferred taxes
       of $6,060,413                                              (14,554,759)

   Issuance of common stock
       upon exercise of options        105          344,895

   Increase in ownership of
        subsidiary holding common
        stock of the Company

   Purchase of common stock
       in connection with merger                   (162,853)
                                -----------  ---------------  ----------------  ---------------  --------------   ------------

Balance, December 31, 1997        $ 32,592     $ 43,147,105      $ (2,717,248)    $ 83,718,335    $ (2,201,093)           $ -
                                ===========  ===============  ================  ===============  ==============   ============



                                          Treasury
                                            Stock             Total
                                        --------------   ----------------

Balance, December 31, 1996               $ (7,844,675)     $ 110,203,580

   Net income                                                 19,491,621

   Foreign currency translation
       adjustment                                             (2,173,934)

   Equity changes of investee
       company                                                   986,361

   Net unrealized depreciation
       on investments, net of
      deferred taxes
       of $6,060,413                                         (14,554,759)

   Issuance of common stock
       upon exercise of options                                  345,000

   Increase in ownership of
        subsidiary holding common
        stock of the Company               (1,984,278)        (1,984,278)

   Purchase of common stock
       in connection with merger                                (162,853)
                                        --------------   ----------------

Balance, December 31, 1997               $ (9,828,953)     $ 112,150,738
                                        ==============   ================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                     1997                  1996                  1995
                                                                ----------------      ---------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $ 19,491,621         $ 24,320,011           $ 15,672,976
Adjustments to reconcile net income to net cash used in
     operating activities:
          Deferred taxes                                                440,656            1,990,334             (7,891,246)
          Depreciation and amortization                               1,181,495            2,131,742              2,114,986
          Realized gains on investments                             (29,344,391)         (30,949,863)            (4,018,672)
          Gain from disposition of MPL business                                                                  (6,000,000)
          Equity in (earnings) losses of investee                                         (1,013,385)               459,928
          Minority interest in loss of subsidiary                    (3,202,461)
         Write down of investment                                     8,018,922
          Changes in assets and liabilities, net of effects
               from acquisition of business:
                    Premiums and other receivables                    4,878,240            4,803,716             (5,241,564)
                    Reinsurance receivables and payables             20,528,708           23,417,931            (75,607,649)
                    Accrued investment income                         1,370,499             (302,998)             1,800,431
                    Deferred policy acquisition costs                    56,623            4,034,743             (1,716,745)
                    Unpaid losses and loss adjustment expenses      (57,033,716)         (31,097,669)            49,105,562
                    Future policy benefits                                                (2,011,233)             1,512,337
                    Discontinued operations                          (2,186,355)
                    Unearned premiums                               (13,173,128)         (14,378,764)            14,746,411
                    Other                                           (13,082,986)           8,197,478                (79,730)
                                                                ----------------      ---------------       ----------------
          Net cash used in operating activities                     (62,056,273)         (10,857,957)           (15,142,975)
                                                                ----------------      ---------------       ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investments:
          Fixed maturities                                           53,988,484           23,236,398            121,651,938
          Equity securities                                          94,473,149           88,415,361              9,258,500
Proceeds from maturity of fixed maturity investments                  9,250,000           10,731,369             19,471,068
Purchases of investments:
          Fixed maturities                                          (23,082,301)         (40,871,986)           (24,776,663)
          Equity securities                                         (95,175,078)         (59,995,893)           (53,145,781)
Net sales (purchases) of short-term investments                      13,388,506            8,314,267             (7,364,404)
Net sales of real estate                                                270,978            1,564,389              1,062,798
Increase in surface, water, geothermal and mineral rights            (2,336,851)
Proceeds from sale of property and equipment                            215,882              106,996                 70,782
Purchases of property and equipment                                    (984,623)            (106,110)            (1,023,317)
Proceeds from disposition of MPL business                                                                         6,000,000
Investment in affiliate                                                                                         (35,986,088)
Purchased cash from acquiring consolidated subsidiary                18,108,171                                   2,428,623
                                                                ----------------      ---------------       ----------------
           Net cash provided by investing activities                 68,116,317           31,394,791             37,647,456
                                                                ----------------      ---------------       ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank and other borrowings                              (16,489,329)            (331,895)               (77,129)
Net increase in annuity and other policyholders' funds                                       306,179                166,476
Proceeds of warrants issued by GEC                                    2,006,567
Issuance of common stock                                                182,147               94,500                350,000
                                                                ----------------      ---------------       ----------------
            Net cash provided by (used in) financing activities     (14,300,615)              68,784                439,347
                                                                ----------------      ---------------       ----------------
Effect of exchange rate changes on cash                                  95,304              (12,367)               (14,792)
                                                                ----------------      ---------------       ----------------
     Net increase (decrease) in cash and cash equivalents            (8,145,267)          20,593,251             22,929,036

Cash and cash equivalents, beginning of year                         64,581,056           43,987,805             21,058,769
                                                                ----------------      ---------------       ----------------
     Cash and cash equivalents, end of year                        $ 56,435,789         $ 64,581,056           $ 43,987,805
                                                                ================      ===============       ================
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
          Interest, net of amounts capitalized                        $ 200,959                                     $ 2,427
                                                                ================      ===============       ================
          Federal income taxes (recovered) paid                    $ 10,895,019         $ (1,546,045)           $ 2,347,000
                                                                ================      ===============       ================



    The accompanying notes are an integral part of the financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 ---------------

 1.    ORGANIZATION AND OPERATIONS:

       Organization:

          PICO Holdings, Inc. and subsidiaries (the "Company") is predominately an insurance and investment company specializing in commercial property and casualty insurance; portfolio investing; surface, water, geothermal and mineral rights; medical professional liability insurance and other services (Note 19). Surface, water, geothermal and mineral rights has been added as a segment for this annual report based on recent acquisitions and management's strategic initiatives. As discussed in Note 3, Physicians Insurance Company of Ohio consummated a reverse merger transaction on November 20, 1996 with a wholly owned subsidiary of Citation Insurance Group, with Physicians Insurance Company of Ohio being the accounting acquirer. Pursuant to the merger, each outstanding share of the Common Stock of Physicians Insurance Company of Ohio was converted into the right to receive 5.0099 shares of Citation Insurance Group common stock. Upon the consummation of the merger, Citation Insurance Group changed its name to PICO Holdings, Inc. ("PICO"), which is the continuing registrant. Any references to "the Company" herein as of dates or for periods prior to the merger, refer to Physicians Insurance Company of Ohio and its subsidiaries, which included Summit Global Management, Inc. prior to the consummation of the merger. The Company's principal subsidiaries as of December 31, 1997 are as follows:

       Wholly Owned Subsidiaries (Direct and Indirect):

       - Physicians Insurance Company of Ohio ("Physicians"), which owns the following subsidiaries:

          -    The Professionals Insurance Company ("PRO")

          - Physicians Investment Company ("PIC"), which owns American Physicians Life Insurance Company ("APL"), which owns Living Benefit Administrators Agency, Inc.

          -    Sequoia Insurance Company ("Sequoia")

          -    Raven Development Company ("Raven")

          -    CLM Insurance Agency, Inc.

       -  Citation Insurance Company ("CIC")

       -  Summit Global Management, Inc. ("Summit")

       Majority-owned Subsidiaries:

       - Global Equity Corporation ("GEC"). GEC is a publicly held corporation and is listed on the Toronto Stock Exchange and The Montreal Exchange under the symbol "GEQ". The Chairman of the Board of Directors ("Chairman") and the Chief Executive Officer ("CEO") of the Company are the Chairman and CEO of GEC, respectively. The Company acquired an approximate 38% ownership in GEC on September 5, 1995. The Company increased its ownership in GEC to approximately 49.9% on July 30, 1997 and to approximately 51.17% on August 19, 1997 (Note 3). As a result, GEC has been included in the consolidated accounts of the Company for 1997. The Company previously accounted for GEC utilizing the equity method of accounting wherein the Company's share of GEC's net income or loss was included in the equity in earnings (losses) of investee on the statements of income.

       - Nevada Land and Resource Company, LLC ("NLRC"). The Company acquired NLRC on April 23, 1997. PICO owns 25.23% of NLRC and Global-Nevada Land Resource Corporation, a wholly-owned subsidiary of GEC owns the remaining 74.77% (Note 3). NLRC owns approximately 1,365,000 acres of deeded land with appurtenant water, geothermal and mineral rights in northern Nevada.

       Equity Investment:

          Investments in entities in which the Company owns between 20% to 50% of the voting interest and has the ability to exercise significant influence and which are made for long term operating purposes, are accounted for on the equity method of accounting. The Company had no investment of this type at December 31, 1997 (Note 5).

       Operations:

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

          APL provides life and health insurance coverage in a number of states and is shown as discontinued operations due to a definitive agreement entered into on June 16, 1997 to sell APL and its wholly owned subsidiary, Living Benefit Administrators Agency, Inc.

          Sequoia, acquired August 1, 1995, writes property and casualty insurance (primarily light commercial and multi-peril) in California (Note 3).

          CIC and its wholly-owned subsidiary, CNIC, were acquired November 20, 1996 through a reverse acquisition (Note 3). CIC writes commercial property and casualty insurance in Arizona, California, Colorado, and Utah. Prior to July 1997, CIC wrote workers compensation insurance. However, as discussed in Note 3, the Company entered into a Letter of Intent in January 1997 and sold CNIC and all of the net assets related to CIC's workers' compensation business effective June 30, 1997. Such net assets are reflected in the accompanying consolidated balance sheet as of December 31, 1996 as "Net Assets of Acquired Business Held for Sale." CNIC previously wrote commercial property and casualty insurance primarily in the state of California, but ceased writing new business effective December 1994. For the years ended December 31, 1997 and 1996, approximately 72% and 89%, respectively, of CIC's direct written premiums were in California. Consequently, CIC's and Sequoia's operating results are expected to be largely dependent on their ability to write profitable insurance in California.

          Summit offers investment management services, primarily to its affiliates.

          GEC is a Canadian corporation engaging in strategic investment; surface, water, geothermal and mineral rights; and other services, operating primarily in the United States, but also with operations in Canada, Asia, Europe, and the Caribbean. At times, GEC may come to hold securities of companies for which no market exists or which may be subject to restrictions on resale. As a result, a portion of GEC's assets may not be liquid. Furthermore, as a result of its global diversification with respect to existing investments, GEC's revenues may be adversely affected by economic, political and governmental conditions in countries where it maintains investments or operations, such as volatile interest rates or inflation, the imposition of exchange controls which could restrict or prohibit GEC's ability to withdraw funds, political instability and fluctuations in currency exchange rates.

          Effective November 14, 1995, a wholly-owned subsidiary of GEC acquired all the outstanding common stock of Vidler Water Company, Inc. ("Vidler"), a Colorado corporation engaged in the water marketing and transfer business. Vidler's business plan calls for Vidler to identify areas where water supplies are needed in the southwestern United States and then facilitate the transfer from current ownership to Vidler, and subsequently to municipalities, water districts, developers and others. Since its acquisition, Vidler and its immediate parent company have purchased water rights and related assets in Colorado, Nevada and Arizona.

          NLRC, which is 74.77% owned by GEC and 25.23% by PICO owns approximately 1.365 million acres of deeded land located in northern Nevada, together with appurtenant water, geothermal and mineral rights. NLRC is actively engaged in maximizing the property's value in relation to water rights, mineral rights, geothermal resources, and land development.

          CLM is an inactive California insurance agency which placed insurance with California insurers, including Sequoia.

          Raven Development Company is a real estate development company in Ohio. It is in the process of withdrawing from all real estate development activities and is currently involved in only one development in Ohio.

          As discussed in Note 11, approximately 17.6% of the Company's common stock was owned by Guinness Peat Group plc as of December 31, 1997 and 19% as of December 31, 1996. In addition, GEC and CIC own approximately 13.1% and 1%, respectively, of the Company's common stock as of December 31, 1996 and 1997. The Company's common stock owned by GEC and CIC has been accounted for as treasury stock in the Company's consolidated financial statements.

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

       Investments:

          The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, investments in available for sale securities are recorded at estimated fair value. Unrealized holding gains and losses on investments classified as available-for-sale, net of the adjustment to deferred policy acquisition costs and deferred income taxes, are excluded from earnings and are reported as a separate component of shareholders' equity. The Company's entire portfolio of debt and equity securities has been designated as available-for-sale.

          The estimated fair value of fixed maturity and equity securities other than those carried at equity is based upon quoted market prices or dealer quotes for comparable securities

          A decline in the market value of any available for sale security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security (Note
       4).

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

       Surface, Water, Geothermal and Mineral Rights:

          Surface, Water, Geothermal and mineral rights are carried at cost. This cost includes, when applicable, costs directly related to acquisition, and interest and other costs directly related to developing the assets for their intended use.

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

       Deferred Acquisition Costs:

          Certain costs of acquiring new insurance business, net of reinsurance ceding commissions, are deferred and amortized over the terms of the policy for property and liability insurance and over the average lives of investment and universal life-type contracts, based on the present value of the estimated gross profit amounts expected to be realized over the lives of the contracts, and over the premium paying periods of ordinary and group life insurance contracts. Future investment income has been taken into consideration in determining the recoverability of such costs.

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

       Impairment of Long-Lived Assets:

          The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of long-lived assets. Impairment of long-lived assets is triggered when the estimated future undiscounted cash flows (excluding interest charges) do not exceed the carrying amount. If the events or circumstances indicate that the remaining balance may be permanently impaired, such potential impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows (excluding interest charges) generated from the use and ultimate disposition of the respective long-lived asset.

       Reinsurance:

          The Company records all reinsurance assets and liabilities on the gross basis, including amounts due from reinsurers and amounts paid to reinsurers relating to the unexpired portion of reinsured contracts (prepaid reinsurance premiums).

       Unpaid Losses and Loss Adjustment Expenses:

          As more fully described in Note 13, reserves for MPL and property and casualty unpaid losses and loss adjustment expenses include amounts determined on the basis of actuarial estimates of ultimate claim settlements, which include estimates of individual reported claims and estimates of incurred but not reported claims. The methods of making such estimates and for establishing the resulting liabilities are continually reviewed and updated based on current circumstances, and any adjustments resulting therefrom are reflected in current operations. Reserves for MPL unpaid losses and loss adjustment expenses for medical professional liability claims have been adjusted to reflect the time value of money (discounting).

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

          Premiums on ordinary and group life contracts, including critical illness, are recognized when due, and premiums on accident and health contracts are recognized over the contract period. Unearned premiums have been principally calculated using the monthly pro rata method, resulting in the earning of premiums evenly over the terms of the policies.

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

       Earnings per Share:

          In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," effective for financial statements issued after December 15, 1997. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" earnings per share ("EPS") by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15. Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation. The Company adopted the new method of reporting EPS for the year ended December 31, 1997, and the 1996 and 1995 financial statements have been restated to reflect the change.

          Reconciliation of the basic and diluted EPS is as follows:

                                                                     Year ended December 31,
                                                         ---------------------------------------------
                                                             1997             1996            1995
                                                         ------------    -------------    ------------
                                                              (in thousands except per share amounts)
Net income                                                    $19,492          $24,320         $15,673
                                                         ------------    -------------    ------------

Basic earnings per share                                        $0.60            $0.87           $0.57

Basic weighted average common shares outstanding               32,552           28,005          27,436
                                                         ------------    -------------    ------------

Options                                                         1,189            1,051
                                                         ------------    -------------    ------------

Diluted weighted average common and
        common equivalent shares outstanding                   33,741           29,056          27,436
                                                         ============    =============    ============

Diluted earnings per share                                      $0.58            $0.84           $0.57
                                                         ============    =============    ============




          The weighted average number of shares outstanding for the year ended December 31, 1995 used in the calculation of earnings per share have been recomputed to give effect to the stock exchange ratio utilized in connection with the reverse acquisition of Citation Insurance Group consummated on November 20, 1996 (Note 3). Stock options of 1,382,715, 1,696,092 and 2,580,098 for 1997, 1996 and 1995, respectively, were not included in the calculation of weighted average shares because the impacts of such options were anti-dilutive.

       Separate Accounts:

          Separate account assets and liabilities represent contract-holders' funds that have been segregated into accounts with specific investment objectives and are recorded at estimated fair market value based upon quoted market prices. The investment income and gains or losses of these accounts accrue directly to the contract-holders. The activity of the separate accounts is not reflected in the consolidated statements of income and cash flows, except for the fees that the Company receives for administrative services.

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

       Use of Estimates in Preparation of Financial Statements:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of unpaid losses and loss adjustment expenses, future policy benefits, deferred policy acquisition costs, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 1997 and 1996, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

       Reclassifications:

          Certain amounts in the financial statements for prior periods have been reclassified to conform with the 1997 presentation.

       Recent Accounting Pronouncements:

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments, unrealized holding gains and losses on available for sale securities, and equity changes of investee company that are currently being presented by the Company as a component of stockholders' equity.

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for disclosure about operating segments in annual statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

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

          As a result of the Merger, the former shareholders of Physicians own approximately 80% of the outstanding common stock of the Company and control the Board of Directors of the Company. Accordingly, for accounting purposes, the merger has been treated as a recapitalization of Physicians with Physicians as the acquirer (i.e., a reverse acquisition). Therefore, the statements of income, changes in shareholders' equity and cash flows of the year ended December 31, 1995 represent the historical results of Physicians and its subsidiaries, which is the predecessor entity. Physicians' equity as of December 31, 1995 and the changes in its equity for the year ended December 31, 1995 have been retroactively recapitalized for the equivalent number of shares of PICO Holdings, Inc.'s common stock received in the merger transaction. The difference between the par value of Physicians' and PICO Holdings, Inc.'s common stock has been added to additional paid-in capital.

          The Merger was accounted for under the purchase method of accounting. Financial results for the year ended December 31, 1996 include the operations of CIG as if the Merger had occurred on November 1, 1996. Financial activity for the period November 1, 1996 through November 20, 1996 was not significant.

          The allocation of the purchase price of CIG was as follows:


Purchase Price:
     Value of CIG approximately 6,381,000 shares exchanged                     $ 23,231,667
     Acquisition costs                                                              979,000
     Value of CIG options assumed                                                    83,625
                                                                               ------------
                                                                               $ 24,294,292
                                                                               ============
Allocation of Purchase Price:
     Historic CIG shareholders' equity                                         $ 34,060,405
     Adjust assets and liabilities:
          Write down of workers' compensation net assets held for sale           (3,652,894)
          Write down of property and equipment                                     (820,500)
          Deferred income taxes                                                   2,962,861
          Integration liability                                                  (1,716,201)
          Other                                                                    (859,526)
          Excess of fair value of net assets acquired over purchase price        (5,679,853)
                                                                               ------------
                                                                               $ 24,294,292
                                                                               ============



          The allocation of the purchase price was adjusted as of December 31, 1997 to reflect changes from the estimates made as of December 31, 1996. These changes in estimates did not affect the purchase price; however, the net result was a decrease in negative goodwill from $6,293,084 estimated at December 31, 1996 to $5,679,853 recorded as of December 31, 1997.

          The excess of the fair value of the net assets acquired over the purchase price of such net assets (negative goodwill) is being amortized over a 10 year period using the straight-line method. As discussed in
       Note 1, the Company entered into a Letter of Intent in January 1997 and, effective June 30, 1997, sold CNIC and the net assets related to CIC's workers' compensation operations.

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

          The Company accounted for the allocation of the purchase price and the net assets of CIC's workers' compensation line of business in accordance with the EITF 87-11 guidance stated above. Accordingly, the net assets related to CIC's workers' compensation line of business as of December 31, 1996 are reflected on a single line item in the accompanying balance sheet as Net Assets of Acquired Business Held for Sale. The fair value assigned to such net assets was based upon management's estimate of the proceeds from the sale of CIC's workers' compensation line of business of approximately $7.7 million less the estimated loss from operations for such line of business during the expected holding period of November 1996 through April 1997 of approximately $0.5 million.

          The difference between the carrying amount of the net assets of CIC's workers compensation line of business at the date of sale and the actual proceeds from such sale resulted in a reallocation of the purchase price of CIG of $3,652,894. This amount differed from the $2,864,092 estimated as of December 31, 1996 by $788,802.

          On August 1, 1995, the Company acquired from Sydney Reinsurance Corporation ("SRC") all the outstanding stock of SRC's wholly owned subsidiary, Sequoia, a property and casualty insurance company. The acquisition price of $1,350,000 was paid in cash August 1, 1995. Approximately $350,000 was paid to acquire Sequoia's fixed assets, while the remaining $1,000,000 was used in the purchase of intangible assets and goodwill. These intangible assets are being amortized over a 10-year period using the straight-line method. The Company used available working capital to make the purchase. All policy and claims liabilities of Sequoia prior to closing are the responsibility of SRC and have been unconditionally and irrevocably guaranteed by QBE Insurance Group Limited ("QBE"), a publicly-held corporation based in Sydney, Australia, of which SRC indirectly is a wholly-owned subsidiary. Sequoia's operating results are included in the consolidated statements of income for the years ended December 31, 1997 and 1996 and for the period August 1, 1995 to December 31, 1995.

          The Company is required to maintain a minimum surplus in Sequoia of $7.5 million and, through a management agreement, will supervise the run-off of SRC's liabilities. As part of the management agreement, Sequoia will be reimbursed $4.8 million in management fees by the seller for processing the run off of claims and policy receivables and servicing the business existing prior to closing. This management fee is to be received from SRC over a three-year period and is recognized based on the percentage of completion method based on total anticipated claims. Approximately $1.0 million, $1.7 million and $1.6 million have been recognized as management fee income for the years ended December 31, 1997 and 1996 and for the period August 1, 1995 through December 31, 1995, respectively.

          The following unaudited pro forma information presents (i) a summary of consolidated results of operations of the Company and CIG and its subsidiaries for the years ended December 31, 1996 and 1995 as if the acquisition of CIG and its subsidiaries occurred at the beginning of 1995, with proforma adjustments to give effect to the amortization of goodwill and the accounting for CIC's workers' compensation line of business held for sale in accordance with EITF 87-11, as discussed above (in thousands, except per share data) and (ii) a summary of consolidated results of operations of the Company and Sequoia for the year ended December 31, 1995 as if the acquisition of Sequoia had occurred at the beginning of 1995, with pro forma adjustments to give effect to the amortization of goodwill and related income tax effects (in thousands, except per share data):

                                             (Unaudited)
                                         1996              1995
                                       -------          --------
Total revenues                         $133,539         $118,658
Income before income taxes               35,572            8,588
Net income                               16,564           16,076
Net income per share-Basic                $0.59            $0.58
Net income per share-Diluted              $0.57            $0.58


          These unaudited pro forma results have been prepared for comparative purposes and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on January 1, 1995 or of future results of operations of the consolidated entities.

          On September 5, 1995, Physicians purchased 38.2% of the outstanding common shares of GEC for $34.4 million. Approximately $33.5 million was paid to acquire the net assets, while the remaining $887,000 was allocated to goodwill. The goodwill is being amortized over a 10-year period using the straight-line method. Physicians used available working capital to make the purchase. On July 30, 1997, Physicians, PRO, Sequoia, and CIC purchased from Mackenzie Financial Corporation 6,616,218 additional shares of GEC at a total cost of $11,406,435 increasing the Company's ownership of GEC to approximately 49.9%. On August 19, 1997, PICO and Physicians acquired through a public offering 13,586,143 additional shares of GEC at a cost of $25,270,266, increasing PICO's ownership in GEC to approximately 51.17%.

          GEC is included in the consolidated results of the Company for 1997. The following unaudited information presents a summary of the stand alone results of operations of GEC for 1997 and the pro forma consolidated results of operations of the Company and GEC for 1996 as if the acquisition of a majority interest in GEC occurred at the beginning of 1996:

                                                                 (unaudited)
                                                           1997               1996
                                                     ----------------   ---------------
Total revenues (realized losses)                         ($4,010,902)      $98,787,093
Income (loss) from continuing operations
    before taxes and minority interest                   (10,631,709)       37,656,935
Discontinued operations, net of taxes                        564,698         3,301,229
Minority interest in loss (income) of subsidiary            (110,253)        2,254,570
Net income (loss)                                         (6,630,108)       24,664,085
Net income per share-Basic                                         -             $0.88
Net income per share-Diluted                                       -             $0.84


          The unaudited pro forma results for 1996 have been prepared for comparative purposes and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on January 1, 1996 or of future results of operations of the consolidated entity.

          As discussed in Note 1, on April 23, 1997, GEC and the Company purchased NLRC. The total purchase price was approximately $48.6 million. A wholly-owned subsidiary of GEC owns 74.77% of NLRC. The Company paid approximately $12 million for the remaining interest. GEC financed its portion of the acquisition in part by issuing to the Company a 7% debenture in the principal amount of approximately $25 million. The debenture was subsequently repaid along with accrued interest.

          In connection with the sale of their interests in NLRC by the former members, a limited partnership agreed to act as consultant to NLRC in connection with the maximization of the development, sales, leasing, royalties or other disposition of land, water, mineral and oil and gas rights with respect to the Nevada property. In exchange for these services, the partnership will receive from NLRC a consulting fee calculated as 50% of any net proceeds that NLRC actually receives from the sale, leasing or other disposition of all or any portion of the Nevada property or refinancing of the Nevada property provided that NLRC has received such net proceeds in a threshold amount equal to the aggregate of: (i) the capital investment by GEC and the Company in the Nevada property (ii) a 20% cumulative return on such capital investment, and
      (iii) a sum sufficient to pay the United States federal income tax liability, if any, of NLRC in connection with such capital investment. Either party may terminate this consulting agreement in April 2002 if the partnership has not received or become entitled to receive by that time any amount of the consulting fee. No payments have been made under this agreement through December 31, 1997. By letter dated March 13, 1998, NLRC gave notice of termination of the consulting agreement based on NLRC's determination of a default by the partnership under the terms of the agreement. The partnership has yet to formally respond to NLRC regarding the notice of termination.

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

 4.    INVESTMENTS:

          At December 31, the cost (amortized cost for fixed maturities) and estimated fair value of available for sale investments are as follows:

                                                            Gross             Gross             Estimated
                                                         Unrealized         Unrealized             Fair
1997:                                    Cost               Gains             Losses              Value
                                    ---------------     --------------    ---------------    -----------------
Fixed maturities:
     U.S. Treasury securities
          and obligations of U.S.
          government corporations
          and agencies                $ 13,147,587          $ 130,540         $ (190,174)        $ 13,087,953

     Corporate securities               18,270,118            197,166           (288,946)          18,178,338

     Mortgage-backed and
          other securities              12,000,000                                                 12,000,000
                                    ---------------     --------------    ---------------    -----------------
                                        43,417,705            327,706           (479,120)          43,266,291
Equity securities                       78,648,715         12,921,373         (6,502,137)          85,067,951
                                    ---------------     --------------    ---------------    -----------------

          Total                      $ 122,066,420       $ 13,249,079       $ (6,981,257)       $ 128,334,242
                                    ===============     ==============    ===============    =================



          Excluded from above are fixed maturity and equity securities investments with estimated fair values of $18,186,963 and $5,503,877, respectively, that have been classified as net assets of discontinued operations on the consolidated balance sheet as of December 31, 1997.


                                                            Gross             Gross             Estimated
                                                         Unrealized         Unrealized             Fair
1996:                                    Cost               Gains             Losses              Value
                                    ---------------     --------------    ---------------    -----------------
Fixed maturities:
     U.S. Treasury securities
          and obligations of U.S.
          government corporations
          and agencies               $  74,508,884       $    319,041       $   (439,085)       $  74,388,840

     Corporate securities              108,858,788          1,191,257           (369,254)         109,680,791

     Mortgage-backed and
          other securities              25,212,464            100,847            (50,326)          25,262,985
                                    ---------------     --------------    ---------------    -----------------
                                       208,580,136          1,611,145           (858,665)         209,332,616
Equity securities                       61,688,546         19,907,520         (2,061,454)          79,534,612
                                    ---------------     --------------    ---------------    -----------------

          Total                      $ 270,268,682       $ 21,518,665       $ (2,920,119)       $ 288,867,228
                                    ===============     ==============    ===============    =================



          Included above are fixed maturity investments with an estimated fair value of $52,467,790 that have been classified as net assets of acquired business held for sale on the consolidated balance sheet as of December 31, 1996.

          Equity securities as of December 31, 1996 include certain warrants to purchase the common stock of a publicly traded company. The estimated fair value of such warrants is their intrinsic value based on the quoted market price of the underlying common stock of the investee company. The estimated fair value and cost of such warrants were $14,530,957 and $240,000, respectively, as of December 31, 1996. The warrants were converted in 1997.

          The amortized cost and estimated fair value of investments in fixed maturities at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                             Amortized           Estimated
                                                Cost            Fair Value
                                           ---------------     --------------
Due in one year or less                        $1,409,756         $1,418,473
Due after one year through five years          16,929,665         16,777,155
Due after five years through ten years         10,335,597         10,330,609
Due after ten years                             2,742,687          2,740,054
Mortgage-backed and other securities           12,000,000         12,000,000
                                           ---------------     --------------
                                              $43,417,705        $43,266,291
                                           ===============     ==============




          Investment income is summarized as follows for each of the years ended December 31:

                                    1997               1996               1995
                                --------------     --------------    ---------------
Investment income from:
     Available for sale:
          Fixed maturities        $ 3,665,643        $ 4,883,162        $ 6,192,869
          Equity securities         1,122,274          1,546,020            439,028
     Short-term investments
          and other                 7,412,342          2,332,626          2,896,678
                                --------------     --------------    ---------------
     Total investment income       12,200,259          8,761,808          9,528,575
Investment expenses                  (514,187)          (675,652)          (363,959)
                                --------------     --------------    ---------------
     Net investment income       $ 11,686,072        $ 8,086,156        $ 9,164,616
                                ==============     ==============    ===============

          Pre tax net realized gains (losses) on investments were as follows for each of the years ended December 31:


                                     1997                1996               1995
                                 ------------       ------------       ------------
Gross realized gains:
     Available for sale:
          Fixed maturities       $    300,167       $     36,123       $    625,189
          Equity securities        31,083,312         27,469,731          6,101,557
                                 ------------       ------------       ------------
     Total gains                   31,383,479         27,505,854          6,726,746
                                 ------------       ------------       ------------
Gross realized losses:
     Available for sale:
          Fixed maturities         (1,253,139)          (292,612)        (1,465,357)
          Equity securities        (8,737,009)          (133,006)          (242,536)
                                 ------------       ------------       ------------
     Total losses                  (9,990,148)          (425,618)        (1,707,893)
                                 ------------       ------------       ------------
     Net realized gains          $ 21,393,331       $ 27,080,236       $  5,018,853
                                 ============       ============       ============



          Approximately $26.8 million of the total gross realized gains for the year ended December 31, 1997 were generated from the conversion of the Company's Resource America, Inc. warrants and the immediate sale of the converted common stock. As of December 31, 1997, GEC recorded a permanent write down of $8.0 million (of which approximately $3.8 million represented the realization of accumulated foreign currency translation adjustments recorded by GEC) in the value of its investment in Korean securities in recognition of what is expected to be an other than temporary decline in the market value of those securities. The value of these securities was sharply impacted by the recent decline in the Korean financial market This write down has been recorded as a realized loss. In 1996, approximately $26.0 million of the total gross realized gains for the year resulted from the sale of the Company's Fairfield Communities, Inc. common stock in November 1996.

5.     INVESTMENTS IN AFFILIATE:

          Investments in entities which the Company owns between 20% to 50% of the voting interest and has the ability to exercise significant influence and which are made for long term operating purposes, are accounted for on the equity method of accounting. The financial statements of all affiliates of the Company have been consolidated with those of the Company for 1997 as a result of the increase in the Company's ownership in GEC to approximately 51.17%. However, the following information presents a summary of the financial position of GEC as of December 31, 1996 along with the results of operations for the year ended December 31, 1996 and the three- month period ended December 31, 1995.


                                        1996             1995
                                  --------------------------------
Total assets                       $ 121,897,000
Total liabilities                     11,880,000
Minority interest                     22,724,000
Shareholders' equity                  87,293,000
Total revenue                         22,051,000    $   6,685,000
Income (loss) before income taxes      4,997,000         (340,000)
Net income (loss)                      2,653,000       (1,204,000)


6.     DISCONTINUED OPERATIONS

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

          Because APL and its subsidiary represent a major segment of the Company's business, in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business," APL's operations for all of 1997 have been classified as discontinued operations. Net income for 1996 and 1995 have also been reclassified for comparative purposes to reflect the discontinued operations. In addition, the net assets of APL have been shown as a single line item in the accompanying 1997 balance sheet as "Net assets of discontinued operations" at December 31, 1997.

          The GAAP book value assigned to such net assets at December 31, 1997 of $15,949,989 was based upon the net book value of APL as of December 31, 1997 as determined on the basis of generally accepted accounting principles. The primary remaining assets and liabilities of APL as of that date were investments, cash and cash equivalents, and accident and health insurance reserves. The Company expects to realize a small gain on the sale.

          Following is an unaudited summary of APL's stand alone financial results for the periods included in the statements of income as discontinued operations in the accompanying financial statements:

                                                 1997        1996           1995
                                             -----------  -----------    ----------
Total revenues                               $5,310,330    $9,031,846    $6,756,453
Income (loss) before taxes                     (112,012)    4,002,406       858,970
Net income (loss)                              (167,327)    3,301,229       778,075
Net income per share-Basic and Diluted            $0.00         $0.11         $0.02


          On August 21, 1997, GEC announced the signing of a definitive agreement to sell its Sri Lankan subsidiaries. The closings occurred on November 19 and December 22, 1997. The purchase price was approximately $25 million paid in cash of $17.3 million and marketable securities of $7.7 million. A gain of approximately $3.5 million was realized on the sale before taxes.

          Because these subsidiaries represent a major segment of GEC's business, in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business," these companies' operations for the year ended December 31, 1997 have been classified as discontinued operations. Operating results for 1996 and 1995 are not shown since these periods were prior to the effective date of consolidation of GEC and PICO.

          Following is an unaudited summary of these Sri Lankan companies stand alone financial results for the period included as discontinued operations in the accompanying financial statements:

                                                     1997
                                                 ------------
Total revenues                                   $12,449,347
Income before taxes
    and minority interests                         3,309,699
Minority interest in income of subsidiary            764,418
Net income                                           288,956
Net income per share-Basic and Diluted                 $0.00

7.     PREMIUMS AND OTHER RECEIVABLES:

          Premiums and other receivables consisted of the following at December 31:


                                                                   1997                 1996
                                                            -----------------    -----------------
Agents' balances and unbilled premiums                           $20,723,259          $14,993,199
Other accounts receivable                                             77,333
                                                            -----------------    -----------------
                                                                  20,800,592           14,993,199
Allowance for doubtful accounts                                     (119,024)            (116,917)
                                                            -----------------    -----------------
                                                                 $20,681,568          $14,876,282
                                                            =================    =================


8.     FEDERAL INCOME TAX:

          The Company and its U.S. subsidiaries file a consolidated life/non-life federal income tax return. Non-U.S. subsidiaries file tax returns in various foreign countries.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

          Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                 1997              1996
                                             --------------    --------------
Deferred tax assets:
     Net operating loss carryforwards          $ 6,800,000       $ 6,719,612
     Loss reserves                              17,312,601        19,018,582
     Future policy benefits                                          798,894
     Unearned premium reserves                   1,319,214         2,011,642
     Deferred gain on retroactive reinsurance      758,938         1,140,839
     Integration liability                         185,690           527,341
     Other, net                                  1,713,417         1,154,432
                                             --------------    --------------
          Total deferred tax assets             28,089,860        31,371,342
                                             --------------    --------------
Deferred tax liabilities:
     Reinsurance receivables                    10,868,442        10,325,734
     Deferred policy acquisition costs           1,809,043         2,563,812
     Unrealized appreciation on securities         125,801         6,060,413
     Revaluation of Vidler net assets purchased  1,950,000
     Revaluation of NLRC net assets purchased    3,036,358
     Accretion of bond discount                     72,076           106,529
     Depreciation                                  463,060            24,932
                                             --------------    --------------
          Total deferred tax liabilities        18,324,780        19,081,420
                                             --------------    --------------
     Net deferred tax assets before
          valuation allowance                    9,765,080        12,289,922
     Less valuation allowance                   (6,800,000)       (6,664,000)
                                             --------------    --------------
          Net deferred tax assets              $ 2,965,080       $ 5,625,922
                                             ==============    ==============



          The deferred tax asset valuation allowances as of December 31, 1997 and 1996 relate to the net operating loss carryforwards (NOL's) of CIC, PICO and Sequoia. Such NOL's are subject to the separate return limitation year rules and, therefore, can only be used to offset the respective future taxable income generated by CIC, PICO and Sequoia. Given management's uncertainty as to the ability of CIC, PICO and Sequoia to generate sufficient future taxable income to utilize such NOL's, they do not currently believe that it is more likely than not that the deferred tax asset related to such NOL's will be realized. Net deferred tax assets, the recorded valuation allowance and federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by changes in circumstances that would influence management's conclusions as to the ultimate realizability of deferred tax assets.

          Income tax expense (benefit) from continuing operations consists of the following for each of the years ended December 31:

                                               1997               1996              1995
                                           --------------    ---------------    --------------
Current                                      $ 9,292,120       $ 11,042,744      $    221,997
Deferred                                      (1,621,992)         1,915,067        (7,974,046)
                                           --------------    ---------------    --------------
                                             $ 7,670,128       $ 12,957,811      $ (7,752,049)
                                           ==============    ===============    ==============




          The difference between income taxes provided at the Company's effective tax rate and federal statutory rate is as follows:


                                               1997               1996              1995
                                          ---------------    ---------------    --------------
Federal income tax at statutory rate         $ 8,226,052       $ 11,891,807       $ 2,416,375
Change in the valuation allowance               (136,000)           (53,323)       (9,408,371)
Other                                           (419,924)         1,119,327          (760,053)
                                          ---------------    ---------------    --------------
     Federal income tax expense (benefit)    $ 7,670,128       $ 12,957,811      $ (7,752,049)
                                          ===============    ===============    ==============



         The aggregate NOL's of approximately $25,009,452 expire between 1999 and 2012. There is an annual limitation on the NOL's of approximately $1,400,000.

 9.    PROPERTY AND EQUIPMENT:

         The major classifications of property and equipment are as follows at December 31:


                                              1997               1996
                                         ---------------    ---------------
Land                                        $ 1,923,015          $ 500,016
Buildings                                     7,012,657          4,841,059
Office furniture, fixtures and equipment      6,265,524          4,361,510
Building and leasehold improvements              12,499            678,223
                                         ---------------    ---------------
                                             15,213,695         10,380,808
Accumulated depreciation                     (6,662,888)        (5,663,442)
                                         ---------------    ---------------
     Net book value                         $ 8,550,807        $ 4,717,366
                                         ===============    ===============


         Depreciation expense was $872,969, $751,000, and $589,000 in 1997,
       1996, and 1995, respectively.

10.    DEFERRED POLICY ACQUISITION COSTS:

       Changes in deferred policy acquisition costs are as follows:


                                                1997               1996              1995
                                           ---------------     --------------    --------------
Balance, January 1                            $ 5,377,339        $ 2,894,644       $ 2,812,936
     Additions
          Commissions                           7,677,146          4,158,421         3,303,513
          Other                                 2,933,501          1,860,247           582,763
          Acquired in merger                                       1,593,930
          Ceding commissions                      (13,596)          (397,698)         (864,432)
                                           ---------------     --------------    --------------
               Deferral of expense             10,597,051          7,214,900         3,021,844
                                           ---------------     --------------    --------------
     Adjustment for expected gross
          profits on investment and
          life-type contracts resulting
          from SFAS 115 market-to-market                              17,556          (544,163)
     Adjustment for premium
          deficiency                             (584,366)                          (1,305,099)
     Amortization to expense                  (10,069,308)        (2,205,530)       (1,090,874)
                                           ---------------     --------------    --------------
Balance, December 31                          $ 5,320,716        $ 7,921,570       $ 2,894,644
                                           ===============     ==============    ==============



          The difference between the December 31, 1996 ending balance of $7,921,570 and the January 1, 1997 beginning balance of $5,377,339 is equal to the amount of deferred policy acquisition costs attributable to 1997 discontinued operations of APL.

11. SHAREHOLDERS' EQUITY (ALL SHARE AMOUNTS HAVE BEEN RESTATED TO GIVE EFFECT TO THE STOCK EXCHANGE RATIO UTILIZED IN CONNECTION WITH THE REVERSE ACQUISITION OF CIG (NOTE 3):

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

          On May 9, 1996, the Company, Guinness Peat Group plc ("GPG"), and GEC entered into an agreement whereby GPG agreed to sell 4,258,415 common shares (adjusted for the merger exchange rate) of the Company's common stock to GEC in two blocks, subject to regulatory approval, at an average price of approximately $3.60 per share. GPG agreed to sell the shares to GEC at a discount to market due to their status as restricted stock and in consideration of the quantity of shares to be purchased. On May 13, and June 4, 1996 GEC purchased the shares. Prior to these transactions, GPG owned approximately 40% of the Company's common stock. Following these transactions, GPG and GEC owned approximately 23% and 16% of the Company's common stock, respectively. GPG and GEC owned approximately 19% and 13.1%, respectively, of the Company's common stock subsequent to the merger with CIG in November 1996. The shares of the Company owned by GEC have been accounted for as treasury shares in the Company's consolidated financial statements. GPG sold 324,000 shares of PICO in May 1997 pursuant to Securities Exchange Commission Rule 144 on the open market to an unrelated party or parties, decreasing its ownership of the Company as of December 31, 1997 to approximately 17.6%.

          In connection with the merger, the PICO Board of Directors adopted a Stockholders' Rights Plan and, pursuant to such Plan, declared a dividend on its common stock of one right (a "Right") for each share of common stock outstanding. Upon the occurrence of certain events, each Right becomes exercisable to purchase 1/100 of a share of Series A Junior Participating Cumulative Preferred Stock at an initial price of $35.00. The Rights expire on July 22, 2001 and prior to the occurrence of certain events, may be redeemed at a price of $.01 per Right. Of the Company's 2,000,000 authorized shares of preferred stock, 1,000,000 shares have been designated as Series A Junior Participating Cumulative Preferred Stock. Each share of Series A Junior Participating Cumulative Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the stockholders of the Company.

          In connection with the merger, CIG's existing Employee Stock Ownership Plan ("ESOP") continued in effect. Pursuant to direction by the Board of Directors in the last quarter of 1997, management is in the process of terminating the CIG ESOP. Such plan covers substantially all of the employees of the Company and its subsidiaries. Contributions are made to the plan at the discretion of the Board of Directors. No contributions were made to the plan in 1996 or 1997.

          The Company sponsors various stock-based incentive compensation plans (the "Plans"). The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plans and, therefore, does not recognize any compensation cost related to such plans. In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation . Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures of the impact on the Company's net income and earnings per share for the years ended December 31, 1997, 1996 and 1995 as if the Company adopted the cost recognition provisions of SFAS 123 are presented below.

          Under the Plans, Physicians is authorized to issue 2,572,029 shares of Common Stock pursuant to awards granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based awards to full-time employees (including officers) and directors. The total options available for future grants as of December 31, 1997 were 25,050. The Company granted stock options in 1996 and 1995 under the Plans in the form of incentive stock options and non-qualified stock options. In conjunction with the Merger, the Company assumed all of Physicians' options outstanding. The exercise price of all options granted was equal to the fair market value of the Company's common stock at the date of grant.

          No options were granted in 1997. The Company granted stock options in 1996 and 1995 to employees and directors. The stock options granted in 1996 and 1995 have terms of 10 years. The options granted to directors were vested immediately on the grant date. The options granted to employees vest either (i) at the rate of 25%, 33% or 50% per year on each of the first four, three or two year anniversaries of the date of grant, as applicable, or (ii) at a rate of 33% upon grant and 33% per year on each of the first two anniversaries of the date of grant. All options granted under the CIG plan became fully vested upon consummation of the merger.

          A summary of the status of the Company's stock options is presented below for the years ended December 31:


                                               1997                             1996                              1995
                                     ---------------------------      ----------------------------      ---------------------------
                                                     Weighted                          Weighted                         Weighted
                                     # Shares of     Average          # Shares of       Average         # Shares of     Average
                                     Underlying      Exercise         Underlying       Exercise          Underlying     Exercise
                                       Options        Prices            Options         Prices            Options        Prices
                                     ------------  -------------      ------------    ------------      ------------- -------------
Outstanding at beginning of year       2,759,506       $2.83            2,580,095        $2.69              500,990       $0.70
Granted                                                                    70,138         2.69            2,580,095        2.69
Exercised                               (105,000)       3.29              (35,069)        2.69             (500,990)       0.70
Canceled                                 (82,480)       6.64              (70,138)        2.69
Options assumed in merger                                                 214,480         4.49
Outstanding at end of year             2,572,026        2.71            2,759,506         2.83            2,580,095        2.69
Exercisable at end of year             2,572,026        2.71            2,495,651                         2,029,009
Weighted-average fair value
     of options granted during
     the year                                                                            $3.62                            $1.62


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

          The following table summarizes information about stock options outstanding at December 31, 1997:

                      Options Outstanding                          Options Exercisable
----------------------------------------------------------      --------------------------
                                  Weighted
                                  Average          Weighted
                    Number       Remaining          Average       Number           Weighted
  Range of        Outstanding    Contractual       Exercise     Exercisable         Average
 Exercise Prices  at 12/13/97       Life             Price      at 12/31/97      Exercise Price
-----------------------------    -----------       ----------   ----------       ---------------
$2.69 to $2.88     2,560,026              7.64         $2.69    2,560,026              $2.69
$6.00                 12,000              5.48         $6.00       12,000              $6.00
                  -----------                                   ----------
$2.69 to $6.00     2,572,026              7.63         $2.71    2,572,026              $2.71
                  ===========                                   ==========



          Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and net income per common share would approximate the pro forma amounts below for the years ended December 31:

                                                        1997                1996              1995
                                                    ------------       -------------      ------------
Net income, as reported                             $ 19,491,621       $ 24,320,011       $ 15,672,976
SFAS No. 123 charge                                   (1,462,477)        (1,954,185)        (1,005,921)
                                                    ------------       ------------       ------------
Pro forma net income                                $ 18,029,144       $ 22,365,826       $ 14,667,055
                                                    ============       ============       ============
Pro forma net income per common share: Basic        $       0.55       $       0.80       $       0.53
                                                    ============       ============       ============
Pro forma net income per common share: Diluted      $       0.53       $       0.77       $       0.53
                                                    ============       ============       ============




          The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

12.    REINSURANCE:

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

          All reinsurance assets and liabilities are shown on a gross basis in the accompanying consolidated financial statements. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Such amounts are included in "reinsurance receivables" in the consolidated balance sheets as follows:

                                                              1997                1996
                                                         ---------------    -----------------
Estimated reinsurance recoverable on:
Unpaid losses and loss adjustment expense (net of
     discount of $3,332,309 and $3,259,190, respectively)  $ 67,654,430         $ 85,213,815
Reinsurance recoverable on paid losses and loss expenses      4,671,146            4,279,324
Future policy benefits                                                             2,537,789
                                                         ---------------    -----------------
                                                             72,325,576           92,030,928
Other balances receivable from reinsurers                     2,700,000            4,953,333
                                                         ---------------    -----------------
     Reinsurance receivables                               $ 75,025,576         $ 96,984,261
                                                         ===============    =================



          Unsecured reinsurance risk is concentrated in the companies shown in the table below. The Company remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

                          CONCENTRATION OF REINSURANCE
                                  (in millions)

                                          Unearned        Reported      Unreported      Reinsurer
                                           Premiums        Claims         Claims         Balances
                                          -----------    ----------    -------------    ----------
Sydney Reinsurance Corporation                $ 0.1        $ 10.0           $ 14.1        $ 24.2
Kemper Reinsurance Company                                 $  1.5                         $  1.5
Continental Casualty Company                  $ 1.1        $  0.6           $  1.0        $  2.7
San Francisco Reinsurance Company                          $  0.1           $  0.2        $  0.3
TIG Reinsurance Group                                      $  1.2           $ 11.1        $ 12.3
Transatlantic Reinsurance Company                                           $  9.1        $  9.1
Cologne Reinsurance Company of America                                      $  0.9        $  0.9
Mutual Assurance, Inc.                                     $  4.1           $  3.9        $  8.0
General Reinsurance                                        $  2.9                         $  2.9
National Reinsurance Corporation                           $  3.8           $  0.5        $  4.3


          As more fully described in Note 3, immediately prior to the sale of Sequoia to Physicians by SRC, Sequoia and SRC entered into a reinsurance treaty whereby all policy and claims liabilities of Sequoia prior to the date of purchase by the Company are the responsibility of SRC. Payment of these reinsurance liabilities has been unconditionally and irrevocably guaranteed by QBE Insurance Group Limited.

          The Company entered into a reinsurance treaty in 1995 with Mutual in connection with the sale of Physicians' MPL business to Mutual. This treaty is a 100% quota share treaty covering all claims arising from policies issued or renewed with an effective date after July 15, 1995. At the same time, Physicians terminated two treaties entered into in 1994 and renewed in 1995. The first of these was a claims-made agreement under which Physicians' retention was $200,000, for both occurrence and claims-made insurance policies. Claims are covered up to $1 million. The second treaty reinsured claims above $1 million up to policy limits of $5 million on a true occurrence and claims-made basis, depending on the underlying insurance policy.

          In 1994, the Company entered into a retrospective reinsurance arrangement with respect to its MPL business. As a result, Physicians initially recorded a deferred gain on retroactive reinsurance of $3,445,123 in 1994. Deferred gains are being amortized into income over the expected payout of the underlying claims using the interest method. The unamortized gain as of December 31, 1997 and 1996 was $2,168,393 and $2,874,128, respectively.

          Effective October 1, 1997, PRO and Physicians entered into a 100% quota share reinsurance treaty wherein PRO agreed to cede and Physicians agreed to assume all of PRO's existing claims liabilities including allocated loss adjustment expenses, but excluding unallocated loss adjustment expenses. Physicians is to administer the settlement of all claims under PRO's policies issued prior to the effective date of the 100% quota share treaty for which Physicians will be reimbursed for direct expenses incurred in adjusting PRO's claims. This 100% quota share reinsurance treaty is secondary to all of PRO's reinsurance treaties in effect prior to its effective date.

          The following is a summary of the net effect of reinsurance activity on the consolidated financial statements for 1997, 1996, and 1995:


                                                   1997                 1996                1995
                                             ------------------    ----------------    ----------------
Direct premiums written                           $ 46,634,157        $ 44,423,399        $ 35,788,854
Reinsurance premiums assumed                           183,945             274,296             140,303
Reinsurance premiums ceded                          (7,125,152)         (7,140,634)        (12,094,692)
                                             ------------------    ----------------    ----------------
     Net premiums written                         $ 39,692,950        $ 37,557,061        $ 23,834,465
                                             ==================    ================    ================

Direct premiums earned                              60,474,680          58,059,587          28,823,985
Reinsurance premiums assumed                           220,564             281,019             141,496
Reinsurance premiums ceded                         (10,818,840)        (19,579,901)         (9,423,750)
                                             ------------------    ----------------    ----------------
     Net premiums earned                          $ 49,876,404        $ 38,760,705        $ 19,541,731
                                             ==================    ================    ================
Losses and loss adjustment expenses incurred:
     Direct                                         47,890,333          35,969,535          47,057,111
     Assumed                                           427,371              69,541              33,285
     Ceded                                         (17,045,189)        (17,458,446)        (27,305,248)
                                             ------------------    ----------------    ----------------
                                                    31,272,515          18,580,630          19,785,148
     Effect of discounting on losses and
         loss adjustment expenses (Note 13)          3,057,812           4,351,860           3,386,440
                                             ------------------    ----------------    ----------------
Net losses and loss adjustment expenses           $ 34,330,327        $ 22,932,490        $ 23,171,588
                                             ==================    ================    ================



 13. RESERVES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES:

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

          Physicians and PRO prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Ohio Department of Insurance ("Ohio Department"). CIC, CNIC and Sequoia prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the California Department of Insurance. Prescribed statutory accounting practices include guidelines contained in various publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Ohio Department's prescribed accounting practices do not allow for discounting of claim liabilities. However, for the years ended December 31, 1997, 1996, and 1995, the Ohio Department permitted Physicians to discount its losses and loss adjustment expenses related to its MPL claims to reflect investment income. Such permission was granted due primarily to the longer claims settlement period related to MPL business as compared to most other types of property and casualty insurance lines of business. Property and casualty insurance companies are permitted to discount claims liabilities under generally accepted accounting principles to the extent that the discounting of claims liabilities by such entities is prescribed or permitted by statutory accounting principles.

          The method of discounting utilized by Physicians is based on historical payment patterns and assumes an interest rate at or below Physicians' investment yield, and is the same rate used for statutory reporting purposes. Physicians uses a discount rate of 4%. The carrying value of MPL reserves gross as to reinsurance was approximately $108.7 million, net of discounting of $12.5 million at December 31, 1997 and $141.8 million, net of discounting of $15.5 million at December 31, 1996.

          Activity in the reserve for unpaid claims and claim adjustment expenses was as follows for each of the years ended December 31:

                                                    1997                 1996                  1995
                                              -----------------    -----------------    -------------------
Balance at January 1                             $ 252,023,546        $ 229,796,606          $ 180,691,044
     Less reinsurance recoverables                 (89,493,139)         (92,474,112)           (26,335,327)
                                              -----------------    -----------------    -------------------
          Net balance at January 1                 162,530,407          137,322,494            154,355,717
                                              -----------------    -----------------    -------------------
Incurred loss and loss adjustment expenses
     for current accident year claims               33,440,000           20,806,194             17,886,560
Incurred loss and loss adjustment expenses
     for prior accident year claims                   (980,469)          (2,609,907)              (335,958)
Retroactive reinsurance                             (1,187,016)                                 (2,422,308)
Provision for deferral of gain on retroactive
     reinsurance                                                           (145,135)             2,115,011
Accretion of discount                                3,057,812            4,881,338              5,928,283
                                              -----------------    -----------------    -------------------
     Total incurred                                 34,330,327           22,932,490             23,171,588
                                              -----------------    -----------------    -------------------
Net balances acquired in merger                                          41,293,239
                                              -----------------    -----------------    -------------------
Effect of retroactive reinsurance                    1,187,018              145,135             (2,115,011)
                                              -----------------    -----------------    -------------------
Payments for claims occurring during:
     Current accident year                         (13,886,002)          (6,964,436)            (1,357,986)
     Prior accident years                          (55,720,662)         (32,198,515)           (36,731,814)
                                              -----------------    -----------------    -------------------
          Total paid                               (69,606,664)         (39,162,951)           (38,089,800)
                                              -----------------    -----------------    -------------------
Net balance at December 31                         128,441,088          162,530,407            137,322,494
Plus reinsurance recoverables                       67,654,430           89,493,139             92,474,112
                                              -----------------    -----------------    -------------------
Balance at December 31                           $ 196,095,518        $ 252,023,546          $ 229,796,606
                                              =================    =================    ===================



14.    EMPLOYEE BENEFITS PLANS:

          PICO maintains a 401(k) Defined Contribution Plan (the "Plan") covering substantially all employees of PICO, Physicians, Sequoia, APL, Summit, Vidler, NLRC, and Forbes & Walker. Matching contributions to the Plan are based on a percentage of employee compensation, as well as amounts contributed by employees. In addition, the Company may make a discretionary contribution at the end of the Plan's fiscal year within limits established by ERISA. During 1997, 1996, and 1995, expenses for contributions made to the Plan were $365,000, $334,000, and $133,000, respectively.

          Plan assets for the defined contribution plan are held by one of the Company's subsidiaries. Another subsidiary is responsible for management of the Plan's assets.

15.    REGULATORY MATTERS:

          The regulations of the Departments of Insurance in the states where the Company's insurance subsidiaries are domiciled generally restrict the ability of insurance companies to pay dividends or make other distributions. Based upon statutory financial statements filed with the insurance departments as of December 31, 1997, $16.0 million was available for distribution by the Company's wholly-owned insurance subsidiaries to the parent company without the prior approval of the Department of Insurance in the states in which the Company's insurance subsidiaries are domiciled, through December 29, 1998. The total eligible distributions in 1998 are approximately $29.2 million. On December 17, 1997, PRO paid a dividend of approximately $5.5 million to Physicians in cash. A dividend payment of $13,212,593 was made on December 30, 1997 from Physicians to PICO Holdings, Inc. in the form of GEC common stock.

16.    COMMITMENTS AND CONTINGENCIES:

          The Company leases some of its offices under noncancellable operating leases which expire through February 2001. Total rental expense for the years ended December 31, 1997, 1996 and 1995 was $1,470,301, $1,714,265
       and $395,239, respectively. Future minimum rental payments required under the leases are as follows:

       Years Ending December 31, (in thousands)

                                1998                  $1,040
                                1999                     934
                                2000                     816
                                2001                     452
                                2002                     439
                                                  -----------
                                                      $3,681
                                                  ===========



          The Company is subject to various litigation which arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

 17.   OTHER RELATED-PARTY TRANSACTIONS:

          In 1994, the Company entered into a consulting agreement for a combined annual fee of $200,000 with two of its directors for consulting services related to the Company's investment activities, investment banking services and analysis of operations. Effective January 1, 1995, the Company revised the agreement with these directors to a combined annual fee of $300,000. Effective September 11, 1995, the previous agreements were terminated and the Company entered into consulting arrangements with the same two Directors for a three-year period at a combined fee of $300,000 annually for their services as officers of the Company related to analysis of the Company's operations, investment banking activities, and analysis and recommendation on the Company's investment portfolio. The Company paid a combined fee of $300,000 and $305,000 to each of these two Directors for 1996 and 1995, respectively. In addition, the aforementioned directors were awarded a bonus of $450,000 each in 1996. These contracts were superceded by the January 1997 contracts described below.

          Summit is a Registered Investment Advisor providing investment advisory services to managed accounts including the Company's subsidiaries. Although dormant for several years, Summit commenced active operations on January 1, 1995. On January 1, 1995, Summit's President and CEO was granted an option expiring December 31, 2004 to purchase 49% of Summit's common shares for a nominal amount, which represented the fair value of such options on the grant date. No options have been exercised under this agreement. Two of the Company's directors were instrumental in establishing the operations of Summit and are entitled to receive 50% of the first $1,000,000 of profits attributed to Physicians' ownership of common stock. No compensation was paid to each of those directors under this arrangement in 1997, 1996, or 1995. Effective January 1, 1996, Summit entered into a contract to provide investment management services to Physicians, PRO, Sequoia, APL, and Separate Accounts A and B of APL. Summit also entered into a contract to provide investment management services to CIC on December 1, 1996.

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

          On September 26, 1995, the same two directors of the Company, who are also officers and directors of GEC, were granted options by GEC to purchase up to 1,549,833 shares of common stock of GEC at an exercise price of $2.50 (Cdn.) per share, which was the closing market price of GEC shares on the Toronto Stock Exchange on the date of grant. Such options are immediately exercisable. In addition, on October 24, 1995, each was granted options by GEC to purchase 950,167 additional shares of common stock of GEC at an exercise price of $2.45 (Cdn.) per share. All of these options are exercisable.

          In January 1997, the consulting arrangements described above between two of the Company's directors and the Company, SGM, and GEC were terminated and were replaced with a single consulting arrangement between each of the directors, a wholly-owned subsidiary of GEC and PICO. Under the new consulting arrangement, the Company's Board of Directors increased the annual base consulting fees for the two directors who perform consulting services related to investment activities, investment banking services and analysis of operations to $800,000 each beginning January 1, 1997. In addition, each is entitled to an incentive award based on the growth of the Company's book value during 1997, above a threshold rate of return. PICO will be responsible for two-thirds of the consulting fee and a wholly-owned subsidiary of GEC will be responsible for one-third. Effective December 31, 1997, these two directors became employees of the Company and a subsidiary of GEC; the terms of employment were similar to the consultant arrangements described above. The employment agreements entered into by the two directors, effective December 31, 1997, superceded and replaced the prior consulting agreements.

          On March 6, 1996, Charles E. Bancroft, the President and Chief Executive Officer of Sequoia, entered into an incentive agreement with Sequoia after its acquisition by Physicians. Under the terms of this incentive agreement, Mr. Bancroft is to receive a payment equal to ten percent of the increase in Sequoia's value upon his retirement, removal from office for reasons other than cause, or the sale of Sequoia to a third party. For purposes of the incentive agreement, the increase in Sequoia's value is to be measured from August 1, 1995, the date Physicians acquired Sequoia. Mr. Bancroft will not be eligible to receive any incentive payment, and no such incentive payment will be considered to be earned, until Mr. Bancroft had been an employee of Sequoia continuously from August 1, 1995 through August 1, 1998. On March 20, 1998 this incentive agreement was clarified to include the combined increase in value of Sequoia and CIC. The increase in value of CIC will be measured from January 1, 1998. The Company recorded compensation expense of $250,000 during the year ended December 31, 1997 related to this arrangement.

          Certain of the Company's subsidiaries have stock option arrangements with officers and other employees for stock of the respective subsidiary. Options are granted under these arrangements at the fair value of the subsidiary's stock. Therefore, no compensation has been recorded by the Company related to these arrangements.

          On December 30, 1996, Physicians paid a dividend of approximately $13.2 million to its sole shareholder, PICO. On April 14, 1997, Physicians paid a dividend of approximately $8.6 million to PICO. With the approval of the Ohio Department, on November 19, 1997, PRO amended its license to delete the authority to write MPL insurance and on December 17, 1997 paid a dividend of approximately $5.5 million to its sole shareholder, Physicians. On December 17, 1997, Physicians contributed an additional 5.5 million to Sequoia. On December 30, 1997, Physicians paid a dividend of approximately $13.2 million to PICO in the form of 5,557,347 shares of GEC common stock.

          In November 1996, Physicians purchased a $2.5 million convertible debenture from PC Quote, Inc. Physicians currently owns approximately 16.8% of PC Quote, Inc. On May 5, 1997, PICO agreed to provide a line of credit to PC Quote, Inc. The initial credit was for $1 million with repayment due September 30, 1997. The credit has since been increased to $2,250,000 with repayment due April 30, 1998. The Company received warrants to purchase common shares of PC Quote, Inc. in connection with these transactions. The value of such warrants is not material to the Company's financial position or results of operations.

 18.   STATUTORY INFORMATION:

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

          The Company and its wholly owned insurance subsidiaries' net income
       (loss) for the years ended December 31, 1997, 1996 and 1995 and policyholders' surplus as of December 31, 1997, 1996, and 1995 on the statutory accounting basis are as follows:

                                             1997              1996               1995
                                         -------------     ------------      ------------
Physicians Insurance Company of Ohio
     Statutory net income                $ 28,967,115      $ 21,807,610      $ 13,212,594
     Policyholders' surplus                54,790,265        69,464,034        83,380,498
The Professionals Insurance Company:
     Statutory net income                $  1,167,208      $  1,330,733      $    403,378
     Policyholders' surplus                 3,922,382         7,684,701         6,024,645
American Physicians Life Insurance:
     Statutory net income                $    220,968      $  2,709,570      $    731,813
     Policyholders' surplus                12,776,934        11,809,784         9,658,540
Sequoia Insurance Company*
     Statutory net income                $  1,161,670      $   (982,953)     $ (3,319,089)
     Policyholders' surplus                21,069,190        14,445,550        10,254,113
Citation Insurance Company**
     Statutory net income                $ (1,380,920)     $ (3,069,661)                -
     Policyholders' surplus                29,112,651        25,596,903                 -

-------------------

  * Purchased August 1, 1995
 ** Purchased November 20, 1996

          Certain insurance subsidiaries are owned by other insurance subsidiaries. In the table above, investments in such subsidiary-owned insurance companies are reflected in statutory surplus of both the parent and subsidiary-owned insurance company. As a result, at December 31, 1997, 1996, and 1995, statutory surplus of approximately $37,768,506, $38,423,146 and $25,937,298, respectively, is reflected in both the parent and subsidiary-owned insurance companies.

19.     SEGMENT REPORTING:

          The Company's operations are organized into five principal segments: portfolio investing; surface, water, geothermal and mineral rights; property & casualty insurance; MPL (Note 1) and other. As a result of the acquisition in August 1997 of the majority ownership in GEC and management's strategic initiatives, the surface, water, geothermal and mineral rights activities of the Company and GEC have been disclosed as a reportable segment in this annual report. Other operations include Summit's investment management services and the Company's real estate development and other activities. Portfolio investing for 1997 includes the portfolio investing activities of GEC.

          At December 31, the principal industry segments are as follows (in thousands):

                                         Surface, Water,
                                           Geothermal   Property
                             Portfolio     and Mineral    and
                           Investing (A)     Rights     Casualty      MPL     Other (B)    Consolidated
                          ---------------------------------------------------------------  ------------
1997:
-----
Revenues                     $ 24,069        $ 2,500    $ 56,433    $ 3,896      $ 682      $87,580
Income before income taxes     17,748             12       5,556        765       (578)      23,503
Identifiable assets           116,477         74,737     158,760     78,756      1,563      430,293
Depreciation and amortization     325             34         761         53          8        1,181
Capital expenditures              271             28         634         44          8          985

1996:
-----
Revenues                     $ 26,994                   $ 35,280   $ 12,244    $ 2,218      $76,736
Income before income taxes     23,310                      3,307      8,469     (1,109)      33,977
Identifiable assets            56,264                    204,124    151,341     78,696      490,425
Depreciation and amortization     746                        959                   427        2,132
Capital expenditures               55                         51                                106

1995:
-----
Revenues                      $ 8,021                    $ 2,485   $ 29,049    $ 1,634      $41,189
Income before income taxes      5,313                     (3,722)     6,026       (510)       7,107
Identifiable assets            57,800                    100,978    193,133     69,905      421,816
Depreciation and amortization   1,972                        139                     4        2,115
Capital expenditures              267                        720                    36        1,023



       (A) Portfolio investing identifiable assets include certain investments held by one of the Company's regulated insurance subsidiaries which is no longer writing new business. Management believes that this component of the insurance subsidiary's assets is in excess of the amount of the subsidiary's assets that will be required to settle its claims liabilities. The amount of the insurance subsidiary's assets included in the portfolio investing segment were approximately $6 million, $56 million and $58 million as of December 31, 1997, 1996, and 1995, respectively. Investment income revenue thereon was approximately $2 million, $27 million and $8 million, for the years ended December 31, 1997, 1996, and 1995, respectively.

       (B) The life and health insurance segment was discontinued in 1997. Included in "Other" are amounts of identifiable assets of approximately $68,000 for both 1996 and 1995. Income statement amounts for 1997, 1996 and 1995 are classified as discontinued operations.

20. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

       - INVESTMENT IN AFFILIATE: Estimated fair value of GEC for 1996 is based upon its quoted market price on the Toronto Stock Exchange translated at the exchange rates in effect at the balance sheet date.

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


                                             December 31, 1997                      December 31, 1996
                                 -------------------------------------    ----------------------------------
                                    Carrying            Estimated            Carrying          Estimated
                                     Amount             Fair Value            Amount           Fair Value
                                 ----------------    -----------------    ---------------    ---------------
Financial assets:
     Cash and cash equivalents and
          short-term investments    $ 85,193,009         $ 85,193,009       $ 65,429,714       $ 65,429,714
     Investment securities           213,255,572          213,255,572        290,413,673        290,413,673
     Deposits with reinsurers and
          reinsurance recoverables     7,371,146            7,371,146          5,878,483          5,878,483
     Investment in affiliate                                                  28,047,764         52,143,007
     Assets held in separate accounts                                          5,601,828          5,601,828

Financial liabilities:
     Policyholder liabilities for
          investment-type insurance
          contracts                                                           44,116,065         42,362,323
     Liabilities related to separate
          accounts                                                             5,601,828          5,601,828

21.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

          Summarized unaudited financial data for 1997 and 1996 are shown below. In management's opinion, the interim financial data contains all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such interim periods. Prior period amounts have been adjusted to conform to the current period presentation, including reclassification for discontinued operations, and adjustment to shares and net income (loss) per share values due to the Merger.

          The Company computes earnings per common share for each quarter independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of shares outstanding in each quarter; and (ii) the uneven distribution of earnings during the year.


                                                 First          Second             Third             Fourth
                                                Quarter         Quarter           Quarter           Quarter
                                             ------------     ------------      ------------     ------------
1997:
-----
Revenues                                     $ 21,050,205     $ 17,180,640      $ 43,808,203     $  5,540,716
Net Income (loss)                            $  1,991,660     $  1,823,916      $ 17,860,455     $ (2,184,410)
Basic:
    Earnings (loss) per common share         $       0.06     $       0.06      $       0.55     $      (0.07)
    Number of shares used in calculation       33,423,501       33,508,820        33,869,718       32,591,650
Diluted:
    Earnings (loss) per common share         $       0.06     $       0.05      $       0.53     $      (0.06)
    Number of shares used in calculation       33,362,680       33,512,735        33,882,821       34,053,596
1996:
-----
Revenues                                     $ 10,563,318     $  9,426,646      $ 12,183,066     $ 44,563,250
Net Income (loss)                            $  1,971,720     $   (771,762)     $  1,354,993     $ 21,765,060
Basic:
    Earnings (loss) per common share         $       0.07     $      (0.03)     $       0.05     $       0.73
    Number of shares used in calculation       27,436,191       27,436,191        27,436,191       29,716,050
Diluted:
    Earnings (loss) per common share         $       0.07     $      (0.03)     $       0.05     $       0.71
    Number of shares used in calculation       28,606,993       28,536,676        28,366,972       30,583,339


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  During 1997, PICO changed its accountants as described in the following documents: 8-K, filed June 12, 1997; 8-K/A, filed June 26, 1997; 8-K, filed July 16, 1997; 8-K/A, filed September 24, 1997; and 8-K/A2, filed September 26, 1997. All these reports were filed with the SEC concerning the Company's change in accountants.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information relating to the directors and executive
              officers of PICO will be set forth in PICO's Proxy Statement to be used in connection with its 1998 annual meeting of shareholders, and such information is hereby incorporated by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 10-K

              (A)   FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

                    1.    FINANCIAL STATEMENTS.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                              Independent Auditors' Reports..................................     46-46.2
                              Consolidated Balance Sheets as of December 31, 1997 and 1996...     47-48
                              Consolidated Statements of Income for the Years
                                    Ended December 31, 1997, 1996 and 1995...................        49
                              Consolidated Statement of Changes in Shareholders' Equity
                                    for the Years Ended December 31, 1997, 1996, and 1995....     50-51
                              Consolidated Statements of Cash Flows for the Years
                                    Ended December 31, 1997, 1996 and 1995...................        52
                              Notes to Consolidated Financial Statements.....................     53-80

                    2.     FINANCIAL STATEMENT SCHEDULES.

                          To be filed by amendment.

                              Independent Auditors' Reports..........................................
                              Schedule II - Condensed Financial Information of Registrant............
                              Schedule III - Supplementary Insurance Information.....................
                              Schedule V - Valuation and Qualifying Accounts.........................

                    3.    EXHIBITS


                                  Exhibit
                                  Number                                            Description
                                  ------                                            -----------

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

                                   +++++ 2.3 Second Amendment to Agreement and Plan of Reorganization dated November 12, 1996.

                                       # 2.4  Agreement and Debenture, dated November 14, 1996 and November 27, 1996, respectively, by and between Physicians and PC Quote, Inc.

                                       # 2.5  Purchase and Sale Agreement by, between and among Nevada Land and Resource Company,
                                              LLC, GEC, Western Water Company and Western Land Joint Venture dated April 9, 1997.

                                    +++++3.1  Amended and Restated Articles of Incorporation of PICO.

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

                                 +++++ 16.1.  Letter regarding change in Certifying Accountant from Deloitte & Touche, LLP,
                                              Independent auditors.

                                       # 21.  Subsidiaries of PICO.

                                       23.1.  Independent Auditors' Consent - Deloitte & Touche LLP.

                                       23.2.  Consent of Independent Accountants - Coopers & Lybrand L.L.P.

                                       23.3.  Accountants' Consent - KPMG

                                         27.  Financial Data Schedule.

                                     ### 28. Form S-8, Registration Statement under the Securities Act of 1933, for the
                                             PICO Holdings, Inc. Employee's 401(k) Retirements Plan and Trust, Registration
                                             No. 333-36881.

                                    #### 29. Form S-8, Registration Statement under the Securities Act of 1933, for Physicians
                                             Insurance Company of Ohio 1995 Non-Qualified Stock Option Plan and assumed by
                                             PICO Holdings, Inc., Registration No. 333-32045.

              ----------

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

              ## Incorporated by reference to exhibit * of same number filed with 10-K/A dated April 30, 1997.

              ### Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission (File No. 333-36881).

              #### Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission (File No. 333-32045).


              (b)   REPORTS ON FORM 8-K.

                          On December 4, 1996 and December 30, 1996, PICO filed
                    a Form 8-K and a Form 8-K/A, respectively, with the United States Securities and Exchange Commission. The Form 8-K reported the consummation of the Merger, the amendment of PICO's Articles of Incorporation and By-laws and a change in the Company's accountants. The Form 8-K/A provided the pro forma financial information of PICO for the quarter ended and as of September 30, 1996 with respect to the Merger. See also Item 9 of Part II of this report for a listing of additional 8-K documents filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 1998
                                                PICO Holdings, Inc.


                                                By:    /s/ John R. Hart
                                                   -----------------------------
                                                            John R. Hart
                                                       Chief Executive Officer
                                                       President and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 31, 1998 by the following persons in the capacities indicated.




/s/ Ronald Langley                  Chairman of the Board
----------------------------------
Ronald Langley



/s/ John R. Hart                    Chief Executive Officer, President and
----------------------------------  Director
John R. Hart



/s/ Gary W. Burchfield              Chief Financial Officer and Treasurer
----------------------------------  (Chief Accounting Officer)
Gary W. Burchfield



/s/ S. Walter Foulkrod, III, Esq.   Director
----------------------------------
S. Walter Foulkrod, III, Esq.



/s/ Richard D. Ruppert, MD          Director
----------------------------------
Richard D. Ruppert, MD



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