Form 10-K405/A
period 1997-12-31
PICO HOLDINGS INC /NEW
filed 1998-04-30
CIK 830122

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 -------------

                                   FORM 10-K/A
  (MARK ONE)

                               AMENDMENT NO. 1 TO

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

                         COMMISSION FILE NUMBER 0-18786

                                 -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [X]

Approximate aggregate market value of the registrant's common stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on March 20, 1998 was $118,539,069. Excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant's common stock.

Number of shares of common stock, $.001 par value, outstanding as of March 20, 1998 was 32,591,718. As of such date, 4,572,015 shares of common stock were held by subsidiaries of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PICO HOLDINGS, INC.

                          ANNUAL REPORT ON FORM 10-K/A

                                TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                        No.
                                                                                                                        ---

PART III............................................................................................................     3

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................     3
    Item 11.  EXECUTIVE COMPENSATION................................................................................     4
    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.......................................................................................     9
    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................    11

PART IV.............................................................................................................    12

    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................................    12

SIGNATURE...........................................................................................................    23

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as set forth in the pages attached hereto:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Board of Directors is divided into three classes, with the terms of office of each class ending in successive years.

The following table sets forth information regarding the Company's directors, including their ages, a brief description of their business experience, certain directorships held by each of them and the year in which each became a director of the Company.

                 DIRECTOR NAME                                   BUSINESS EXPERIENCE                             AGE    SINCE
                 -------------                                   -------------------                             ---    -----

         DIRECTORS WITH TERMS ENDING IN 2000:
         S. Walter Foulkrod, III, Esq.  Attorney; owner of S. Walter Foulkrod, III & Associates,  Attorneys at    56     1996
                                        Law, Harrisburg, PA, since 1994;  President and Chairman of Foulkrod,
                                        Reynolds & Havas, PC, from 1984 to 1994; Director of Physicians since 1988.
         Richard D. Ruppert, MD         Physician;  President  of  Medical  College of Ohio from 1978 to 1993;    67     1996
                                        President of American Society of Internal  Medicine from 1992 to 1993;
                                        Director of Physicians since 1988.
         Dr. Gary H. Weiss(1)           Barrister  and  Solicitor;  Executive  Director of Guinness Peat Group    44     1996
                                        plc, an  international  investment  company,  since 1992;  Director of
                                        Turnbull & Partners,  Ltd.,  an  investment  bank,  from 1990 to 1992;
                                        Director of Physicians since 1993.

         DIRECTORS WITH TERMS ENDING IN 1999:
         John R. Hart                   President of Quaker Holdings  Limited,  an investment  company,  since    38     1996
                                        1991;  Partner with  Detwiler,  Ryan & Company,  Inc.,  an  investment bank, from 1982 to 1991; Director of Physicians since 1993;  President and CEO of  Physicians  since 1995;  President and CEO and Director of
                                        Global Equity Corporation since 1995; Director of PC Quote, Inc.
         Ronald Langley                 Director  and officer of Pacific  Southwest  Corporation,  a strategic    53     1996
                                        investment  company,  from 1989 to 1992;  Director of Physicians since
                                        1993;  Chairman of  Physicians  since 1995:  Chairman  and Director of
                                        Global  Equity  Corporation  since  1995;  Chairman  of Summit  Global
                                        Management, Inc. since 1994; Director of PC Quote, Inc.
         John D. Weil                   President,   Clayton  Management   Company,  a  strategic   investment    57     1996
                                        company; Director of Todd Shipyards Corporation, Cliffs Drilling
                                        Company, CleveTrust Realty Investors, Oglebay Norton Company,
                                        Southern Investors Service Company, Inc., Allied Health Products,
                                        Inc., and Baldwin & Lyons, Inc.

         DIRECTORS WITH TERMS ENDING IN 1998:
         Robert R. Broadbent            Retail consultant since 1989;  Chairman of Higbee Company from 1984 to    76     1996
                                        1989;  President,  CEO,  Director  and  Vice  Chairman  of the  Higbee
                                        Company from 1979 to 1984;  President and Chief  Executive  Officer of
                                        Liberty  House -  Mainland  from  1976 to  1978;  Chairman  and CEO of
                                        Gimbel's from 1973 to 1976; Director of Physicians from 1993 to 1995.
         Dr. Marshall J. Burak          Professor  of Finance  and Dean of the College of Business of San Jose    61     1995
                                        State University since 1981.

-----
(1) Dr. Weiss resigned as a Director of PICO on April 6, 1998.

For information on the executive officers of Registrant, see Part I, Item 1., "Executive Officers."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

Based on a review of the copies of these reports received by the Company and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that all filing requirements have been complied with on a timely basis for the fiscal year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for fiscal year 1997 of the (i) Chief Executive Officer of the Company (ii) the executive officers of the Company as of December 31, 1997 (Messrs. Langley, Hart, Sharpe, Burchfield and Mosier are sometimes hereinafter referred to as "Named Officers"). Amounts under the caption "Bonus" are amounts earned for performance during the year including amounts paid after the end of the year.

                           SUMMARY COMPENSATION TABLE
                                                                                            Long-Term
                                                                                          Compensation
                                                               Annual Compensation           Awards
                                                               -------------------           ------
                                                                                           Securities
                                                                                           Underlying
                 NAME AND  PRINCIPAL POSITION                                                Options          All Other
                                                   Year        Salary        Bonus          (Shares)        Compensation
                                                   ----        ------        -----          --------        ------------
                 Chief Executive Officer:
                 ------------------------
                 John R. Hart(1)(2)                1997     $800,000          -0-              -0-               -0-
                   President and Chief             1996     $300,000(3)    $450,000        876,733(4)            -0-
                   Executive Officer               1995     $197,000          -0-              -0-               -0-


                 Executive Officers(2):
                 ----------------------
                 Ronald Langley(5)                 1997     $800,000          -0-              -0-               -0-
                   Chairman of the                 1996     $300,000(3)    $450,000        876,733(4)            -0-
                   Board of Directors              1995     $197,000          -0-              -0-               -0-


                 Richard H. Sharpe(6)              1997     $165,317        $18,340            -0-           $18,743(7)
                   Chief Operating Officer         1996     $139,264        $28,000        300,594(4)        $14,362(7)
                                                   1995     $139,376          -0-              -0-           $ 7,590(7)



                 Gary W. Burchfield(8)             1997     $135,000        $13,500            -0-           $15,618(7)
                   Chief Financial Officer         1996     $102,170        $35,000        210,416(4)        $10,506(7)
                   and Treasurer                   1995     $ 92,084          -0-              -0-           $ 9,338(7)



                 James F. Mosier(9)                1997     $113,017        $12,570            -0-           $12,796(7)
                   General Counsel and             1996     $ 82,835        $27,000        210,416(4)        $ 8,497(7)
                   Corporate Secretary             1995     $ 80,952          -0-              -0-           $ 8,807(7)

-------------------------------

 (1) Mr. Hart became President and CEO of Physicians on July 15, 1995. Prior to that time he was not an officer of Physicians. He became President and CEO of the Company on November 20, 1996.

 (2) Includes compensation received from Physicians prior to the Merger, as well as compensation received from the Company.

 (3) Mr. Langley and Mr. Hart were each compensated $533,328 by the Company for consulting services in 1997 in the areas of investment banking, investment portfolio analysis, and analysis of operations. In addition, Mr. Langley and Mr. Hart entered into consulting agreements with a subsidiary of Global Equity Corporation for annual compensation of $266,672 each for consulting services in the areas of investment banking, investment portfolio analysis, and analysis of operations. On December 31, 1997, Mr. Langley and Mr. Hart each signed employment agreements with the Company and a subsidiary of Global Equity Corporation on terms substantially similar to the consulting agreements.

 (4) Options issued by Physicians prior to the November 1996 Merger under the Physicians Insurance Company of Ohio 1995 Non-Qualified Stock Option Plan and assumed by the Company upon the Merger. All options are fully vested.

 (5) Mr. Langley became Chairman of the Board of Directors of Physicians on July 15, 1995. Prior to that time he was not an officer of Physicians. He became Chairman of the Board of Directors of the Company on November 20, 1996.

 (6) Mr. Sharpe became Chief Operating Officer of Physicians on June 3, 1994. He became Chief Operating Officer of the Company on November 20, 1996.

 (7) Represents amounts contributed by the Company to the PICO Holdings, Inc. Employees 401(k) Retirement Plan and Trust. This retirement plan conforms to the requirements of the Employee Retirement Income Security Act.

 (8) Mr. Burchfield became Chief Financial Officer and Treasurer of Physicians on November 3, 1995. He became Chief Financial Officer and Treasurer of the Company on November 20, 1996.

 (9) Mr. Mosier has been Secretary of Physicians since 1982 and General Counsel since 1984. He became General Counsel and Secretary of the Company on November 20, 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR

No grants of options to purchase the Company's Common Stock were made during the year ended December 31, 1997 to any of the persons named in the Summary Compensation Table.
    .
                 OPTION EXERCISES AND FISCAL 1997 YEAR-END VALUE

The following table provides information concerning options held as of December 31, 1997 by the persons named in the Summary Compensation Table. No options were exercised in 1997 by such individuals.



AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                               Value of Unexercised
                       Number of Securities Underlying Unexercised             In-the-Money-Options
                                   Options at 12/31/97                           At 12/31/97(1)
                                   -------------------                           --------------

        NAME              EXERCISABLE            UNEXERCISABLE            EXERCISABLE       UNEXERCISABLE
        ----              -----------            -------------            -----------       -------------
John R. Hart                876,733                  -0-                  $3,285,556             -0-

Ronald Langley              876,733                  -0-                  $3,285,556             -0-

Richard H. Sharpe           300,594                  -0-                  $1,126,476             -0-

Gary W. Burchfield          210,416                  -0-                  $  788,533             -0-

James F. Mosier             210,416                  -0-                  $  788,533             -0-

----------------------




(1) Based on the closing price of the Company's Common Stock on December 31, 1997 on the Nasdaq National Market of $6.4375 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Weil and Foulkrod, and Dr. Ruppert, serve as members of the Compensation Committee. Mr. Langley and Mr. Hart have been directors and executive officers of GEC since September 5, 1995.

                      REPORT OF THE COMPENSATION COMMITTEE

This report of the Compensation Committee (the "Compensation Committee"), and the Stock Price Performance Graph set forth below, shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended (the "Securities Act") or under the Securities Exchange Act of 1934, as amended (the "Exchange Act") except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

COMMITTEE MEMBERS

The three-member Compensation Committee of the Board of Directors is a standing committee composed entirely of outside Directors. Mr. Weil is the chairman and Mr. Foulkrod and Dr. Ruppert are the other members.

COMMITTEE FUNCTIONS

The Compensation Committee is responsible for assuring that all of the executive compensation programs of the Company are developed, implemented, and administered in a way that supports the Company's fundamental philosophy that a significant proportion of executive compensation should be effectively linked to company performance.

The Compensation Committee meets on a regularly scheduled basis. It reviews and approves the overall executive compensation program which includes both base pay and incentive compensation. It considers and approves individual executive officer compensation packages based on recommendations of the Company's Chief Executive Officer. It recommends, for the approval of the full Board, any modification to the compensation package of the Company's Chief Executive Officer.

EXECUTIVE COMPENSATION PHILOSOPHY

The Board of Directors of Physicians retained an independent compensation expert, William M. Mercer, Incorporated ("Mercer"). In 1996, Mercer conducted an analysis of marketplace executive compensation levels. The scope of Mercer's study covered the Company's Chairman and President and Chief Executive Officer. The objectives of Mercer's study were as follows:

o Analyze the scope, responsibilities and skill requirements of the jobs performed by Messrs. Langley and Hart and compare and contrast to comparable benchmark executive positions found in the marketplace.

o Develop an appropriate methodology for selecting comparable benchmark jobs, industry categories and a peer group of companies comparable to the Company in terms of business focus, industry classification and size; and competing for senior executives with the skills, expertise and talent demonstrated by the Company's top two executives.

o For the appropriate benchmark jobs, industry category and peer company group, collect information on marketplace compensation levels and practices from compensation surveys and peer company proxy statements. The companies included in the peer company group are not necessarily those included in the Nasdaq Insurance Stock Index. Determine the most relevant marketplace compensation levels and to compare actual Company compensation levels.

o Develop alternate approaches for structuring the total compensation package for the Company's top two executives, in terms of compensation elements to be used, the mix of total pay and how short and long term incentive compensation might be structured to accurately reflect performance.

Mercer's study recommended to the Compensation Committee a compensation strategy with the following objectives:

o To provide a total compensation package that:

     - is competitive with market rates for executives with similar skill, talent and job requirements.

     - is closely linked to the Company's strategy and the role of covered executives in building shareholder value through growing the book value and, ultimately, the market value of the Company.

o  To retain critical executive talent by:

     -  providing a reasonable and competitive level of current income
        (cash flow).

     - providing for loss of future incentive opportunity if an executive terminates employment before unrealized investment gains are realized.

o To link executive rewards to shareholder interests by:

     - tying incentive awards to growth in book value which ultimately translates into increased market price per share (as investments are liquidated for gains, and the Company grows earnings).

     - granting additional stock options in the future once current options are exercised or expire.

The Compensation Committee believes that to accomplish these goals, the executive compensation program should be based on three distinct components: base pay, annual incentives, and long-term incentives. The Company obtains industry and peer group surveys, and consults with independent experts, to evaluate the Company's executive compensation programs in comparison with those offered by its comparable competitors.

The Compensation Committee has considered amendments to the Internal Revenue Code denying deductions for annual compensation to certain executives in excess of $1 million, subject to certain exceptions. The Company's compensation structure has been such that it does not believe that it is likely that the $1 million cap will affect the Company in the near future. The Internal Revenue Service has issued proposed regulations which, among other things, provide for a transition period of three years for plans previously approved by shareholders. The Company is studying the proposed regulations, but has not yet determined what steps may be required or desirable with respect to its existing plans.

EXECUTIVE COMPENSATION PROGRAM

The features of the executive compensation program as recommended by Mercer and approved by the Compensation Committee are:

BASE COMPENSATION. A fixed rate, to be reviewed annually. Future adjustments will take into account movement in executive compensation levels, changes in job responsibilities, and the size of the Company and GEC. Two-thirds of base compensation is to be paid by the Company and one-third by GEC.

INCENTIVE AWARDS. Based on growth of book value per share in a fiscal year. Awards are earned when a pre-determined threshold is surpassed. If book value per share of the Company or GEC exceeds this threshold, the incentive award is equal to 5% of the increase in book value per share multiplied by the number of shares outstanding at the beginning of the fiscal year. The threshold for 1998 is 16%.

In addition, the Board of Directors of Physicians granted options under the Physicians Insurance Company of Ohio 1995 Non-Qualified Stock Option Plan. The options granted under said option plan were designed to reinforce the relationship between the Company's future performance and the executive's potential future financial rewards. These options were assumed by PICO Holdings, Inc. on November 20, 1996.

GOALS OF COMPENSATION COMMITTEE

The Compensation Committee attempts to align executive compensation with the value achieved by the executives for the Company's shareholders. The Company's compensation program for executives emphasizes a combination of base salary, discretionary bonuses, and stock options designed to attract, retain, and motivate executives who will maximize shareholder value. The Compensation Committee considers individual and Company performance, as well as compensation paid by comparable companies.

Executives also participate in other employee benefit programs, including health insurance, group life insurance, and the Company's 401(k) Plan.

DISCUSSION OF 1997 COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

As discussed above, in 1997 the Chief Executive Officer received fixed consulting fees from Physicians Insurance Company of Ohio and a subsidiary of GEC. No bonus was paid with respect to the Company's performance in 1997 and no new options were granted in 1997. The Compensation Committee recommended to the Board of Directors, and the Board of Directors accepted the recommendation, that it was appropriate for the chief executive officer and the chairman to be compensated as employees, rather than as consultants. Accordingly, effective December 31, 1997, the chief executive officer and chairman entered into employment agreements with the Company and a wholly-owned subsidiary of Global Equity Corporation. The terms of these employment agreements are substantially similar to the terms of the consulting agreements.


April 15, 1998                                     Compensation Committee

                                                   John D. Weil, Chairman
                                                   S. Walter Foulkrod, III, Esq.
                                                   Richard D. Ruppert, MD

                          STOCK PRICE PERFORMANCE GRAPH

The graph below compares cumulative total return of the Company, the Nasdaq Insurance Stocks Index, and the Nasdaq Stock Market (U.S. Companies) for the period January 1, 1993 through December 31, 1997.

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                   AMONG PICO HOLDINGS, INC., NASDAQ MARKET-
                   U.S. COS. AND NASDAQ INSURANCE STOCK INDEX


                                              Fiscal year ending December 31,

                                  1992       1993      1994      1995      1996      1997
Pico Holdings, Inc.               100        130        30        50        65        99

Nasdaq Insurance Stock Index      100        110       100       145       165       235

Nasdaq Market - U.S. Con.         100        115       115       165       195       235





The graph assumes $100 was invested on January 1, 1993 in the Company's Common Stock, the Nasdaq Stock Market (U.S. Companies) Index, and the Nasdaq Insurance Stocks Index, and that all dividends were reinvested. The performance of PICO Holdings, Inc. stock on this graph represents the historical performance of shares of Citation Insurance Group, which was renamed PICO Holdings, Inc. on November 20, 1996. It does not represent the historical stock performance of Physicians Insurance Company of Ohio.

EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Mr. Langley and Mr. Hart each entered into employment agreements effective December 31, 1997 with the Company and a wholly-owned subsidiary of Global Equity Corporation. Total compensation to Mr. Langley and Mr. Hart under these employment agreements is $800,000 each on an annual basis. These employment agreements include a change in control clause providing that if there is a change of control before December 31, 1999, the Company shall immediately pay each employee a total lump sum of $2.4 million and an amount equal to three times the highest annual bonus paid to the employee in the last three years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of April 8, 1998, with respect to the beneficial ownership of the Company's Common Stock entitled to vote by each person known by the Company to be the beneficial owner of more that 5% of Common Stock, and by each director, each Named Officer (as defined below) and all executive officers, former chief executive officers, and directors as a group. Except as otherwise indicated, each person has sole investment and voting power, subject to community property laws. As of April 8, 1998, there were 32,591,718 shares of the Company issued and outstanding. 4,572,015 of these shares are held by subsidiaries of the Company, and may therefore not be voted under California law.

                                                          NUMBER OF SHARES AND NATURE        PERCENTAGE OWNERSHIP OF
          NAME AND ADDRESS OF BENEFICIAL OWNER            OF BENEFICIAL OWNERSHIP(1)               VOTING SHARES
          ------------------------------------            ---------------------------              -------------
Guinness Peat Group plc(2)                                           5,745,225                        20.50%
21-26 Garlick Hill, 2nd Floor
London EC4V 2AU
England

Global Equity Corporation(3)(4)                                      4,258,415                        15.20%
30A Hazelton Avenue, 4th Floor
Toronto, Ontario
Canada M5R 2E2

John R. Hart(5)                                                      1,908,848                         6.81%

Ronald Langley(5)                                                    1,908,848                         6.81%

Robert R. Broadbent                                                     20,039                            *

Dr. Marshall J. Burak                                                    -0-                              *

S. Walter Foulkrod, III, Esq.                                           12,524                            *

Richard D. Ruppert, MD(6)                                               34,868                            *

John D. Weil(7)                                                      2,389,915                         8.52%

Dr. Gary H. Weiss(8)                                                     8,863                            *

Richard H. Sharpe(9)                                                   316,423                            *

Gary W. Burchfield(10)                                                 221,477                            *

James F. Mosier(10)                                                    219,574                            *

Executive Officers and Directors as a Group (11 persons)             7,041,377                        25.13%
*Less than one percent (1%)

---------------------------

(1)    Sole voting and investment power unless otherwise indicated.

(2) Guinness Peat Group plc ("GPG") has an option to purchase $1,175,000 of newly issued shares of the Company's stock. The purchase price would be the average of the closing bid prices for the Company's stock on Nasdaq for the 20 trading days immediately preceding the date when GPG gives notice of purchase. This option will expire if GPG's ownership of shares of the Company's stock becomes less than 7.5%. The Company has a first right to purchase any stock which GPG desires to sell, except for sales to Ronald Langley and John R. Hart (see note 5 below). This does not include shares beneficially owned by Dr. Weiss, who is a director of GPG. The numbers in the above table do not include shares issuable pursuant to the options described in this footnote.

 (3) Global Equity Corporation ("GEC") has an option to purchase $825,000 of newly issued shares of the Company's stock. The purchase price would be the average of the closing bid prices for the Company's stock on Nasdaq for the 20 trading days immediately preceding the date when GEC gives notice of purchase. This option will expire if GEC's ownership of the Company's stock becomes less than 7.5%. The Company has a first right to purchase any stock, which GEC desires to sell. Approximately 51.2% of GEC's outstanding shares are owned by subsidiaries of the Company and accordingly, pursuant to California law, GEC cannot vote any of its shares of the Company's stock. The numbers in the above table do not include shares issuable pursuant to the options described in this footnote.

 (4) The Company and its subsidiaries own approximately 51.2% of the issued and outstanding shares of GEC. Since September 5, 1995, Mr. Langley has been Chairman and a Director of GEC. Mr. Hart has been President and CEO and a Director of GEC since September 5, 1995.

 (5) Mr. Langley and Mr. Hart each hold currently exercisable options to purchase up to 876,733 shares of the Company's shares under the Physicians Insurance Company of Ohio 1995 Non-Qualified Stock Option Plan. In addition Mr. Langley and Mr. Hart each hold currently exercisable options to purchase up to 1,032,144 shares of the Company's stock presently owned by GPG.

 (6)   Dr. Ruppert shares voting and investment power with his wife.

 (7) Of these shares 2,284,708 shares are owned by a partnership which Mr. Weil controls, and voting control 105,207 shares are held by family members.

 (8) Does not include shares held by GPG. Dr. Weiss is a Director of GPG. Dr. Weiss resigned as a Director of PICO on April 6, 1998.

 (9) Includes currently exercisable options to purchase up to 300,594 shares of the Company's stock under the Physicians Insurance Company of Ohio 1995 Non-Qualified Stock Option Plan.

(10) Includes currently exercisable options to purchase up to 210,416 shares of the Company's stock under the Physicians Insurance Company of Ohio 1995 Non-Qualified Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Langley and Mr. Hart entered into employment agreements with PICO and a wholly-owned subsidiary of Global Equity Corporation, effective December 31, 1997. See Part II, Item 8., Note 17. Mr. Langley and Mr. Hart are entitled to receive 50% of the first $1 million of the profits of Summit Global Management, Inc. See Part II, Item 8., Note 17.

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)   FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

               1.    FINANCIAL STATEMENTS.
                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     Independent Auditors' Reports..................................            *
                     Consolidated Balance Sheets as of December 31, 1997 and 1996...            *
                     Consolidated Statements of Income for the Years
                           Ended December 31, 1997, 1996 and 1995...................            *
                     Consolidated Statement of Changes in Shareholders' Equity
                           for the Years Ended December 31, 1997, 1996, and 1995....            *
                     Consolidated Statements of Cash Flows for the Years
                           Ended December 31, 1997, 1996 and 1995...................            *
                     Notes to Consolidated Financial Statements.....................            *
                     ---------------
                     * Filed with original Form 10-K on March 31, 1998


               2.    FINANCIAL STATEMENT SCHEDULES.

                     Independent Auditors' Reports..................................        15-16
                     Schedule I - Condensed Financial Information of Registrant.....        17-18
                     Schedule II - Valuation and Qualifying Accounts................           19
                     Schedule V - Supplementary Insurance Information...............        20-22

               3.    EXHIBITS

                     Exhibit
                     Number                                            Description
                     ------                                            -----------
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

                          +++++ 16.1.  Letter regarding change in Certifying Accountant from Deloitte & Touche LLP,
                                       Independent auditors.

                              # 21.    Subsidiaries of PICO.

                                23.1.  Independent Auditors' Consent - Deloitte & Touche LLP.

                                23.2.  Consent of Independent Accountants - Coopers & Lybrand, L.L.P.

                                27.    Financial Data Schedule.

                                27.1.  Restated Financial Data Schedule.

                                27.2.  Restated Financial Data Schedule.

                            ### 28.    Form  S-8,  Registration  Statement  under  the  Securities  Act of 1933, for the PICO
                                       Holdings, Inc. Employees 401(k) Retirement Plan and Trust, Registration No. 333-36881.

                           #### 29.    Form S-8, Registration Statement under the Securities Act of 1933, for the Physicians
                                       Insurance Company of Ohio 1995 Non-Qualified Stock Option Plan and assumed by
                                       PICO Holdings, Inc., Registration No. 333-32045.
              ----------
              *           Incorporated  by reference to exhibit of same number filed with  Registration  Statement on Form S-1 (File
                          No. 33-36383).

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

                   None.

INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors of PICO Holdings, Inc.:

We have audited the consolidated financial statements of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1997 and for the year ended December 31, 1997, and have issued our report thereon dated March 27, 1998; such report has previously been filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Our audit also included the 1997 financial statement schedules of the Company, listed in the accompanying index at Item 14. These 1997 financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. We did not audit the 1997 consolidated financial statements of Global Equity Corporation (all expressed in Canadian dollars), a 51.17% owned consolidated subsidiary, which constitutes 42% of the Company's consolidated total assets as of December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the Company's financial statement schedules for Global Equity Corporation (all expressed in Canadian dollars), is based solely on the report of such other auditors. The consolidated financial statements and the related financial statement schedules of the Company as of December 31, 1996 and for the years ended December 31, 1996 and 1995 were audited by other auditors whose reports, dated April 7, 1997, expressed an unqualified opinion on those financial statements and schedules. In our opinion, based on our audit and the report of the other auditors, such 1997 financial statement schedules, when considered in relation to the basic 1997 consolidated financial statements of the Company taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

San Diego, California
March 27, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Board of Directors of PICO Holdings, Inc.


Our report on the consolidated financial statements of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1996 and for each of the two years in the period ended December 31, 1996 is included on page 48 of the Company's previously filed Form 10-K. In connection with our audits of such financial statements, we have also audited the financial statement schedules listed in the index on page 2 of this Form 10-K/A.

In our opinion, these financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                            COOPERS & LYBRAND, L.L.P.



San Diego, California
April 7, 1997

                                   SCHEDULE I

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

     Due to the structure of this reverse merger transaction as described above, there was no holding company for the accounting acquiror prior to the November 20, 1996 merger date. Accordingly the only condensed financial statements presented herein are the condensed balance sheets as of December 31, 1997 and 1996 and the condensed statements of income and cash flows for 1997 and the two-month period ended December 31, 1996.

                            CONDENSED BALANCE SHEETS
                                                                                  December 31,      December 31,
                                                                                     1997               1996
                                                                                  -------------     ------------
ASSETS
Cash and cash equivalents                                                         $      81,820     $  12,658,537
Investments in subsidiaries                                                         108,378,841        96,629,262
Short-term investments, at cost                                                       3,035,002
Deferred income taxes                                                                 1,924,453         3,627,667
Other assets                                                                          1,226,566           818,836
                                                                                  -------------     -------------
     Total assets                                                                 $ 114,646,682     $ 113,734,302
                                                                                  =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expense and other liabilities                                             $   2,495,944     $   3,530,722
                                                                                  -------------     -------------

Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued
Common stock, $.01 par value, authorized 100,000,000 shares: issued
     32,591,718 and 32,486,718 in 1997 and 1996, respectively                            32,592            32,487
Additional paid-in capital                                                           43,147,105        42,965,063
Net unrealized appreciation (depreciation) on investments                            (2,717,248)       11,837,511
Cumulative foreign currency translation adjustment                                   (2,201,093)          (27,159)
Equity changes of investee company                                                                       (986,361)
Retained earnings                                                                    83,718,335        64,226,714
                                                                                  -------------     -------------
                                                                                    121,979,691       118,048,255
Less treasury stock, at cost (2,492,631 in 1997 and 1,940,315 in 1996)               (9,828,953)       (7,844,675)
                                                                                  -------------     -------------
     Total shareholders' equity                                                     112,150,738       110,203,580
                                                                                  -------------     -------------
     Total liabilities and shareholders' equity                                   $ 114,646,682     $ 113,734,302
                                                                                  =============     =============

 This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 1997 Form 10-K

                                   SCHEDULE I

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

                                   CONDENSED STATEMENTS OF INCOME
                                                                                              For the Two-
                                                                             For the Year     Month Period
                                                                                Ended             Ended
                                                                             December 31,      December 31,
                                                                                 1997              1996
                                                                             ------------      ------------
Investment income, net                                                       $    648,229
Equity in earnings of subsidiaies                                              20,457,718      $ 19,596,074
                                                                             ------------      ------------
     Total revenues                                                            21,105,947        19,596,074
Expenses                                                                        2,874,895           928,288
                                                                             ------------      ------------
Income from continuing operations before income taxes                          18,231,052        18,667,786
Benefit for income taxes                                                         (804,285)
                                                                             ------------      ------------
Income from continuing operations                                              19,035,337        18,667,786
Income from discontinued operations of subsidiaries, net of federal income tax provisions of $2,201,010 in 1997 and $653,975 in 1996
   and minority  interest of $764,418 in 1997                                     456,283         3,097,307
                                                                             ------------      ------------
Net income                                                                   $ 19,491,620      $ 21,765,093
                                                                             ============      ============

                                    CONDENSED STATEMENTS OF CASH FLOWS

Cash flow from operating activities:
     Net income                                                              $ 19,491,620      $ 21,765,093
     Adjustments to reconcile net income to net cash used in operating activities:
          Equity in earnings of subsidiaries                                  (20,457,718)      (19,596,074)
          Income from discontinued operations of subsidiaries, net of tax        (456,283)       (3,097,307)
          Changes in assets and liabilities
               Accrued expenses and other liabilities                          (1,040,789)          811,638
               Other assets                                                     1,295,484          (437,405)
                                                                             ------------      ------------
          Net cash used in operating activities                                (1,167,686)         (554,055)
                                                                             ------------      ------------
Cash flow from investing activities:
     Dividends from subsidiary                                                 22,152,608        13,212,592
     Purchase of investments                                                  (33,561,639)
                                                                             ------------      ------------
          Net cash (used in) provided by investing activities                 (11,409,031)       13,212,592
                                                                             ------------      ------------
          Increase (decrease) in cash and cash equivalents                    (12,576,717)       12,658,537

Cash and cash equivalents, beginning of period                                 12,658,537
                                                                             ------------      ------------
Cash and cash equivalents, end of period                                         $ 81,820      $ 12,658,537
                                                                             ============      ============


 This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 1997 Form 10-K

                                   SCHEDULE II

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                            Additions
                                                                  ------------------------------
                                                                      (1)                (2)
                                               Balance at          Charged to          Charged to                        Balance
                                               Beginning           Costs and             Other                            at End
          Description                          of Period            Expenses            Accounts        Deductions      of Period
                                              -----------         ------------          --------        ----------      ---------
Year-end December 31, 1997
     Allowance for Doubtful Accounts, net     $   116,917         $    142,789                          $ (140,682)     $  119,024

     Valuation Allowance for
          Deferred Federal Income Taxes       $ 6,664,000         $    136,000                                          $6,800,000

Year-end December 31, 1996
     Allowance for Doubtful Accounts, net     $    78,000         $   (117,470)                         $  156,387      $  116,917

     Valuation Allowance for
          Deferred Federal Income Taxes                                                $ 6,664,000                      $6,664,000

Year-end December 31, 1995
     Allowance for Doubtful Accounts, net     $   196,000         $    (11,385)                         $ (106,615)     $   78,000

     Valuation Allowance for
          Deferred Federal Income Taxes       $10,772,320         $ (8,922,371)        $(1,849,949)

(1) Increases and decreases in provisions for the allowance for doubtful accounts are charged to expense accounts. Changes in the allowance for deferred federal income taxes are charged to provision (benefit) for federal, foreign and state income taxes except for amounts relating to unrealized investment gains and losses.

(2) Changes in the valuation allowance relating to unrealized investment gains and losses are netted against the net unrealized appreciation (depreciation) on investments account. The change in the valuation allowance recorded in 1996 occurred prior to the Merger and was acquired in the Merger.

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 1995

                                  Future
                                  Policy
                                 Benefits,                                                 Amortization
                     Deferred     Losses,                                       Losses     of Deferred
                      Policy      Claims                               Net        and        Policy        Other
                    Acquisition  and Loss   Unearned    Premium    Investment    Loss      Acquisition   Operating   Premiums
                      Costs      Expenses   Premiums    Revenue      Income     Expenses      Costs       Expenses   Written
                      -----      --------   --------    -------      ------     --------      -----       --------   -------
Medical
professional
liability            $  272     $168,485    $ 12,985    $17,120      $ 5,928    $21,247      $ 723        $ 1,053     $13,079

Other property
and casualty            510       61,312      17,702      2,421          170      1,925                     4,282      10,755
                     ------     --------    --------    -------      -------    -------      -----        -------     -------

Total medical
professional
liability and
property and
casualty                782      229,797      30,687     19,541        6,098     23,172        723          5,335      23,834

Other operations                                          5,980        5,110                                9,916
                     ------     --------    --------    -------      -------    -------      -----        -------     -------

Total continuing
operations              782      229,797      30,687    $25,521      $11,208    $23,172      $ 723        $15,251     $23,834
                                                        =======      =======    =======      =====        =======     =======
Discontinued life
and health *          2,113       47,553         171
                     ------     --------    --------

     Total           $2,895     $277,350    $ 30,858
                     ======     ========    ========


         * Amounts needed to reconcile to balance sheet accounts from discontinued life and health insurance segment not reclassified for 1995. In 1997, the Company entered into a definitive agreement to sell its indirectly wholly-owned life and health insurance subsidiary, American Physicians Life Insurance Company and its wholly-owned subsidiary. The Company's 1997 life and health insurance operations have been classified as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business." Net income for 1996 and 1995 has also been reclassified for comparative purposes to reflect the discontinued operations. See Note 6 to the Consolidated Financial Statements, "Discontinued Operations."

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 1996


                             Future
                             Policy
                             Benefits,                                                    Amortization
               Deferred      Losses,                                          Losses      of Deferred
                Policy        Claims                               Net         and         Policy         Other
               Acquisition   and Loss    Unearned     Premium   Investment     Loss       Acquisition    Operating    Premiums
                 Costs       Expenses    Premiums     Revenue     Income      Expenses       Costs       Expenses     Written
                 -----       --------    --------     -------     ------      --------       -----       --------     -------
Medical
professional
liability                    $142,965                 $ 7,362      $4,881      $ 2,605        $  272      $ 1,010      $    28

Other Property
and Casualty      $5,421      109,058    $34,808       31,399       2,540       20,328         1,603       10,100       37,529
                  ------     --------    -------      -------      ------      -------        ------      -------      -------

Total medical
professional
liability and
property and
casualty           5,421      252,023     34,808       38,761       7,421       22,933         1,875       11,110       37,557

Other operations                                                      665                                   7,855
                  -------    --------    -------      -------      ------      -------        ------      -------      -------

Total continuing
operations         5,421      252,023     34,808      $38,761      $8,086      $22,933        $1,875      $18,965      $37,557
                                                      =======      ======      =======        ======      ========     =======

Discontinued life
and health*        2,501       45,516        489
                  ======     ========    =======
                  $7,922     $297,539    $35,297
                  =======    ========    =======

            * Amounts needed to reconcile to balance sheet accounts from discontinued life and health insurance segment not reclassified for 1996. In 1997, the Company entered into a definitive agreement to sell its indirectly wholly-owned life and health insurance subsidiary, American Physicians Life Insurance Company and its wholly-owned subsidiary. The Company's 1997 life and health insurance operations have been classified as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business." Net income for 1996 and 1995 has also been reclassified for comparative purposes to reflect the discontinued operations. See Note 6 to the Consolidated Financial Statements, "Discontinued Operations."

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 1997




                                                                                             Amortization
                Deferred      Losses,                                            Losses      of Deferred
                 Policy       Claims                                Net           and          Policy        Other
               Acquisition   and Loss    Unearned     Premium    Investment       Loss       Acquisition   Operating    Premiums
                  Costs      Expenses    Premiums     Revenue      Income       Expenses        Costs       Expenses    Written
               ----------    --------    --------     -------    ----------     --------     -----------   ---------    --------
Medical
professional
liability                    $108,926                 $   239     $ 4,867        $ 1,244                   $ 1,887      $   240

Other Property
and Casualty      $5,321       87,170    $21,635       49,637       5,614         33,086       $10,069       7,959       39,453
                  ------     --------    -------      -------     -------        -------       -------     -------      -------

Total medical
professional
liability and
property and
casualty           5,321      196,096     21,635       49,876      10,481         34,330        10,069        9,846      39,693

Other operations                                                    1,205                                     9,831
                  ------     --------    -------      -------     -------        -------       -------      -------     -------

Total             $5,321     $196,096    $21,635      $49,876     $11,686        $34,330       $10,069      $19,677     $39,693
                  ======     ========    =======      =======     =======        =======       =======      =======     =======




         In 1997, the Company entered into a definitive agreement to sell its indirectly wholly-owned life and health insurance subsidiary, American Physicians Life Insurance Company and its wholly-owned subsidiary. The Company's 1997 life and health insurance operations have been classified as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business." Net income for 1996 and 1995 has also been reclassified for comparative purposes to reflect the discontinued operations. See Note 6 to the Consolidated Financial Statements, "Discontinued Operations."

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PICO HOLDINGS, INC.

                                     By:  /s/ Gary W. Burchfield
                                         ---------------------------------------
                                           Gary W. Burchfield,
                                           Chief Financial Officer and Treasurer

Date:  April 30, 1998