Form 10-Q
period 1998-03-31
PICO HOLDINGS INC /NEW
filed 1998-05-15
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from          to           .
                                             ---------    ----------

                         Commission File Number: 0-18786

                               PICO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                   CALIFORNIA                          94-2723335

         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)


                         875 PROSPECT STREET, SUITE 301
                           LA JOLLA, CALIFORNIA 92037
                                 (619) 456-6022

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

                                  YES    X    NO
                                      -------    -------

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 32,591,718 as of March 31, 1998. As of such date, 4,572,015 shares of common stock were held by subsidiaries of the registrant.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                           --------
PART I:  FINANCIAL INFORMATION
         Item 1:     Financial Statements

                     Consolidated Balance Sheets as of                                                        3
                     March 31, 1998 and December 31, 1997

                     Consolidated Statements of Operations                                                    4
                     for the Three Months Ended March 31, 1998 and 1997

                     Consolidated Statements of Cash Flows for                                                5
                     the Three Months Ended March 31, 1998 and 1997

                     Notes to Consolidated Financial Statements                                               6

         Item 2:     Management's Discussion and Analysis of Financial                                        9
                     Condition and Results of Operations


PART II:  OTHER INFORMATION

         Item 4:     Submission of Matters to a Vote of Security Holders                                     22

         Item 6:     Exhibits and Reports on Form 8-K                                                        22

         Signature                                                                                           23


PART I:     FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands, except share data)

                                                                                                        March 31,       December 31,
                                                                                                          1998              1997
                                                                                                        ---------       ------------

                                                            ASSETS
Investments                                                                                            $ 149,902          $ 160,297
Cash and cash equivalents                                                                                 63,669             56,436
Accrued investment income                                                                                  1,813              1,722
Premiums and other receivables, net                                                                        8,673             20,682
Reinsurance receivables                                                                                   72,828             75,026
Prepaid deposits and reinsurance premiums                                                                  1,239              2,235
Deferred policy acquisition costs                                                                          5,359              5,321
Surface, water, geothermal and mineral rights                                                             75,305             75,177
Property and equipment, net                                                                                8,409              8,551
Deferred income taxes                                                                                     10,099              2,965
Other assets                                                                                               5,414              5,931
Net assets of discontinued operations                                                                     16,215             15,950
                                                                                                       =========          =========
         Total Assets                                                                                  $ 418,925          $ 430,293
                                                                                                       =========          =========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Loss and loss adjustment expense, net of discount                                                      $ 186,245          $ 196,096
Unearned premiums                                                                                         19,618             21,635
Reinsurance balance payable                                                                                8,051              8,076
Deferred gain on retroactive reinsurance                                                                   1,876              2,168
Integration liability                                                                                        451                546
Other liabilities                                                                                         14,182             15,381
Deferred income taxes                                                                                      4,995
Taxes payable                                                                                              1,467                968
Excess of fair value of net assets acquired over purchase price                                            4,923              5,065
                                                                                                       ---------          ---------
       Total Liabilities                                                                                 241,808            249,935
                                                                                                       ---------          ---------

MINORITY INTEREST                                                                                         66,221             68,207
                                                                                                       ---------          ---------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 2,000,000 shares, none issued
Common stock, $.001 par value; authorized 100,000,000 shares,
     issued 32,591,718 in 1998 and 1997                                                                       33                 33
Additional paid-in capital                                                                                43,147             43,147
Retained earnings                                                                                         82,791             83,718
Accumulated other comprehensive (loss)                                                                    (5,246)            (4,918)
Treasury stock, at cost (common shares 2,492,631)                                                         (9,829)            (9,829)
                                                                                                       ---------          ---------
         Total Stockholders' Equity                                                                      110,896            112,151
                                                                                                       ---------          ---------
                 Total Liabilities and Stockholders' Equity                                            $ 418,925          $ 430,293
                                                                                                       =========          =========



                 See notes to consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (in thousands, except share data)

                                                                                            Three Months Ended March 31,
                                                                                            ----------------------------
                                                                                                 1998         1997
                                                                                                 ----         ----
REVENUES:
     Premium income                                                                            $  9,138      $14,502
     Investment income, net                                                                       3,376        3,374
     Net realized gains on investments                                                              504        2,834
     Other income                                                                                   716          340
                                                                                               --------      -------
             Total revenues                                                                      13,734       21,050
                                                                                               --------      -------

EXPENSES:
     Loss and loss adjustment expenses                                                            7,995       11,519
     Insurance underwriting and other expenses                                                    5,994        6,809
                                                                                               --------      -------
              Total expenses                                                                     13,989       18,328
                                                                                               --------      -------

     Equity in earnings (losses) of investee                                                       (203)           8
                                                                                               --------      -------

        Income (loss) from continuing operations before income taxes and minority interest         (458)       2,730

     Provision for federal, foreign and state income taxes                                        1,226          934
                                                                                               --------      -------

         Income (loss) from continuing operations before minority interest                       (1,684)       1,796

      Minority interest in loss of subsidiary                                                       705           44
                                                                                               --------      -------

          Income (loss) from continuing operations                                                 (979)       1,840

     Income from discontinued operations, net of federal income tax provision of $10 and $44 for the three months
         of 1998 and 1997, respectively                                                              52          152
                                                                                               --------      -------

     Net income (loss)                                                                         $   (927)     $ 1,992
                                                                                               ========      =======

    Net income (loss) per common share (basic):
             Continuing operations                                                             $  (0.03)     $  0.06
             Discontinued operations                                                               0.00         0.00
                                                                                               --------      -------
                 Net income (loss) per common share                                            $  (0.03)     $  0.06
                                                                                               ========      =======
                 Weighted average shares outstanding                                             32,592       32,488
                                                                                               ========      =======

    Net income (loss) per common share (diluted):
             Continuing operations                                                             $  (0.03)     $  0.06
             Discontinued operations                                                               0.00         0.00
                                                                                               --------      -------
                 Net income (loss) per common share                                            $  (0.03)     $  0.06
                                                                                               ========      =======
                 Weighted average shares outstanding                                             32,592       33,363
                                                                                               ========      =======



                 See notes to consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
                                 (in thousands)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                         1998          1997
                                                                         ----          ----
OPERATING ACTIVITIES
       Net cash provided by (used in) operating activities             $    694      $(16,223)
                                                                       --------      --------

INVESTING ACTIVITIES:
       Investments purchased                                             (2,861)      (81,941)
       Investments sold                                                  10,168        49,199
       Investments matured                                                   25        51,349
       Net sales of real estate                                                            (1)
       Proceeds from sale of property and equipment                          11
       Purchases of property and equipment                                 (114)         (315)
       Investment in surface, water, geothermal and mineral rights         (130)
       Investment in affiliate                                             (304)
                                                                       --------      --------
             Net cash provided by investing activities                    6,795        18,291
                                                                       --------      --------

FINANCING ACTIVITIES:
       Proceeds from sale of business                                                  (1,882)
       Cash transferred to net assets of discontinued operations                       (9,665)
       Purchase of treasury stock                                                        (163)
                                                                       --------      --------
             Net cash used by financing activities                           --       (11,710)
                                                                       --------      --------

Effect of exchange rate changes on cash                                    (256)            2
                                                                       --------      --------

NET INCREASE (DECREASE) IN CASH                                           7,233        (9,640)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           56,436        64,581
                                                                       --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 63,669      $ 54,941
                                                                       ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for:
          Income taxes                                                 $    440      $ 11,400
                                                                       ========      ========



                 See notes to consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of PICO Holdings, Inc. ("PICO") and Subsidiaries (the "Company") have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of March 31, 1998 and December 31, 1997 and results of operations and changes in financial position for the three months ended March 31, 1998 and 1997 have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations and Risks and Uncertainties contained in the Company's Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 1997 as filed with the SEC.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of unpaid losses and loss adjustment expenses, future policy benefits, deferred policy acquisition costs, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 1998 and December 31, 1997, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

           Global Equity Corporation ("GEC") is included in the consolidated balances of the Company as of December 31, 1997 and March 31, 1998 and for the three months ended March 31, 1998 based on PICO's increased ownership in GEC to 51.17% on August 19, 1997. PICO accounted for GEC under the equity method of accounting for the three months ended March 31, 1997. See also Note 7, "Subsequent Events."

2.    DISCONTINUED OPERATIONS

          On June 16, 1997, PICO announced the signing of a definitive agreement to sell the Company's life and health insurance subsidiary, American Physicians Life Insurance Company ("APL") and its wholly-owned subsidiary, Living Benefit Administrators Agency, Inc. The closing is subject to certain closing conditions, including regulatory approval which is still pending. The expected purchase price is approximately $17 million and is expected to be paid in cash.

          Because APL and its subsidiary represent a major segment of the Company's business, in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business," APL's operations have been classified as discontinued operations. The net assets of APL have been shown as a single line item in the accompanying balance sheets as "Net assets of discontinued operations." The book value assigned to such net assets at December 31, 1997 of $15,949,989 and $16,215,136 as of March 31,
      1998 was based upon the net book value of APL as of those dates as determined on the basis of generally accepted accounting principles. The consolidated statement of operations and consolidated statement of cash flow for the three months ended March 31, 1997 have been restated for comparative purposes to show the discontinued operations. The primary remaining assets and liabilities of APL as of those dates were investments, cash and cash equivalents, and accident and health insurance reserves. The Company expects to realize a small gain on the sale.

          Following is an unaudited summary of APL's stand alone financial results for the periods included in the statements of operations as discontinued operations in the accompanying financial statements:


                                       Three Months              Three Months
                                           Ended                     Ended
                                         March 31,                 March 31,
                                           1998                      1997
                                       ------------              ------------
                                       (in thousands, except per share amounts)
Total revenues                            $2,163                    $1,575
Income before taxes                           62                       196
Net income                                    52                       152
Net income per share-Basic and Diluted    $ 0.00                    $ 0.00


3.    EARNINGS  (LOSS) PER SHARE

          In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," effective for financial statements issued after December 15, 1997. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" earnings per share ("EPS") by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15. Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation. The Company adopted the new method of reporting EPS for the year ended December 31, 1997, and the March 31, 1997 financial statements have been restated to reflect the change.

          Reconciliation of the basic and diluted EPS is as follows:

                                                        Three Months Ended March 31,
                                                     ----------------------------------
                                                       1998                      1997
                                                       ----                      ----
                                                  (In thousands, except per share amounts)
Net income (loss)                                    $   (927)                  $ 1,992
                                                     ========                   =======

Basic earnings (loss) per share                      $  (0.03)                  $  0.06
                                                     ========                   =======

Basic weighted average common shares outstanding       32,592                    32,488

Options                                                                             875
                                                     --------                   -------

Diluted weighted average common and
        common equivalent shares outstanding           32,592                    33,363
                                                     ========                   =======

Diluted earnings (loss) per share                    $  (0.03)                  $  0.06
                                                     ========                   =======


4. Comprehensive Income

          In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments, unrealized holding gains and losses on available for sale securities, and equity changes of investee company that had only been presented by the Company as a component of stockholders' equity.

          Reconciliation of net income (loss) as reported in the consolidated statements of operations to consolidated comprehensive income (loss) is as follows:


                                                    1998          1997
                                                    ----          ----
                                                       (in thousands)
Comprehensive income (loss):
     Net income (loss)                            $  (927)       $1,992
     Net change in unrealized depreciation on
        available for sale investments               (130)         (338)
     Net change in cumulative foreign
        currency adjustments                         (198)            2
                                                  -------        ------
Total comprehensive income (loss)                 $(1,255)       $1,656
                                                  =======        ======


          The income tax effects of items relating to other comprehensive income
      (loss) were deferred income tax benefits of $68,000 and $182,000 for the three months ended March 31, 1998 and 1997, respectively.


5.    COMMITMENTS AND CONTINGENCIES

          The Company is subject to various litigation which arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

          In connection with the sale of PICO's interests in Nevada Land and Resource Company, LLC ("NLRC") by the former members, a limited partnership agreed to act as consultant to NLRC in connection with the maximization of the development, sales, leasing, royalties or other disposition of land, water, mineral and oil and gas rights with respect to the Nevada property. In exchange for these services, the partnership will receive from NLRC a consulting fee calculated as 50% of any net proceeds that NLRC actually receives from the sale, leasing or other disposition of all or any portion of the Nevada property or refinancing of the Nevada property provided that NLRC has received such net proceeds in a threshold amount equal to the aggregate of: (i) the capital investment by GEC and the Company in the Nevada property (ii) a 20% cumulative return on such capital investment, and (iii) a sum sufficient to pay the United States federal income tax liability, if any, of NLRC in connection with such capital investment. Either party may terminate this consulting agreement in April 2002 if the partnership has not received or become entitled to receive by that time any amount of the consulting fee. No payments have been made under this agreement through December 31, 1997. By letter dated March 13, 1998, NLRC gave notice of termination of the consulting agreement based on NLRC's determination of a default by the partnership under the terms of the agreement. By letter dated March 20, 1998, legal counsel for the partnership wrote to NLRC and stated that the partnership was not in default under the terms of the consulting agreement.

6.    RECENT ACCOUNTING PRONOUNCEMENT

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

7.    SUBSEQUENT EVENTS

          On May 8, 1998, PICO and GEC jointly announced their consideration of a proposal pursuant to which GEC would become a wholly-owned subsidiary of PICO. This would be accomplished through a "Plan of Arrangement" whereby current GEC shareholders would exchange their shares for a direct interest in the common stock of PICO. The exchange ratio is yet to be determined. GEC's board of directors established a special committee of directors who are independent of PICO to consider any proposed transaction from the perspective of GEC's public minority shareholders. While the companies stressed that there can be no assurance that any transaction will result from these discussions, it is anticipated that if a transaction is to proceed, its terms and conditions will likely be announced within a period of several weeks from the announcement date.

          On May 11, 1998, PICO filed a Form S-3 with the SEC to register 4,572,015 shares of PICO common stock held by its subsidiaries.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Results of Operations -Three Months Ended March 31, 1998 and 1997," "Liquidity and Capital Resources," and "Risk Factors and Uncertainties." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's registration statement on Form S-4 (File No. 333-06671), which was declared effective on October 3, 1996.

INTRODUCTION

    On November 20, 1996, Citation Holdings, Inc., an Ohio corporation ("Sub"), merged with and into Physicians Insurance Company of Ohio ("Physicians"), (the "Merger") pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement") dated as of May 1, 1996, as amended by and among Citation Insurance Group, Physicians and Sub. Pursuant to the Merger, each outstanding share of Class A Common Stock of Physicians (the "Physicians Stock") was converted into the right to receive 5.0099 shares of PICO's common stock. As a result, (i) the former shareholders of Physicians owned approximately 80% of the outstanding common stock of PICO immediately after the Merger and controlled the Board of Directors of PICO and (ii) Physicians became a wholly owned subsidiary of PICO. Pursuant to the Merger Agreement, PICO also assumed all outstanding options to acquire Physicians Stock.

    As a result of the Merger, the business and operations of Physicians and its subsidiaries became a substantial majority of the business and operations of the Company.

    Effective upon the Merger, PICO's name, which was previously "Citation Insurance Group," was changed to "PICO Holdings, Inc." and the Nasdaq symbol for the Company's stock was changed from "CITN" to "PICO."

     The Company's objective is to use its resources and those of its subsidiaries and affiliates to increase shareholder value through investments in businesses that the Company believes are undervalued and through the profitable operation of its operating subsidiaries. The Company's acquisition philosophy is to make selective investments, predominantly in public companies, for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This could involve the restructuring of the financing or management of the companies in which the Company invests. It may also encompass initiating and facilitating mergers and acquisitions within the relevant industry to achieve constructive rationalization. This business strategy was adopted in late 1994, but was not fully implemented until 1996. There can be no assurance that sufficient opportunities will be found or that this business strategy will be successful. This strategy may negatively impact the business and financial condition and results of the Company.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997

SUMMARY

    PICO reported a net loss of $0.9 million, or $0.03 per share for the first three months of 1998, compared with net income of $2.0 million, or $0.06 per share during the same 1997 period. Per share amounts are expressed as basic earnings per share. Net income (loss) for the first quarters of 1998 and 1997 included approximately $52,000 and $152,000 in income from discontinued operations, net of taxes. First quarter 1997 financial results have been restated to reflect discontinued operations based upon the June 1997 announcement of the pending sale of the Company's life and health insurance subsidiary, APL. The completion of this transaction is subject to various closing conditions which have not yet been met, including obtaining regulatory approval. See Note 2 of Notes to Consolidated Financial Statements, "Discontinued Operations," for additional information.

    A number of factors contributed to the loss for the first three months of 1998 and to the $2.9 million decline as compared to the same quarter of the previous year. Accounting for much of the variance between years, first quarter 1997 results included $2.8 million in realized investment gains compared to $0.5 million during the first quarter of 1998.

    Property and casualty insurance operations, consisting of Sequoia Insurance Company ("Sequoia") and Citation Insurance Company ("CIC"), contributed a net loss of $0.4 million to the Company's first quarter 1998 consolidated net loss contrasted to net income of $0.6 million during the 1997 first quarter. Management estimates that the effects of the "El Nino" phenomenon added approximately $1.0 million to the costs of the Company's property and casualty insurance operations during the first quarter of 1998.

    In addition, GEC, not included in the first quarter 1997 consolidation, added a net loss of approximately $0.7 million to the 1998 first quarter results. Most of the 1998 GEC loss resulted from a $0.4 million non-recurring adjustment of income tax estimates recorded during 1997.

    Shareholders' equity decreased $1.3 million to $110.9 million as of March 31, 1998 from $112.2 million at December 31, 1997. This decline principally resulted from the $0.9 million net loss for the quarter. Shareholders' equity per share calculated on an undiluted basis at March 31, 1998 was $3.68, compared to $3.73 at December 31, 1997.

     During the first quarter of 1998, the Company's assets decreased approximately $11.4 million to $418.9 million. Assets included $16.2 million in net assets from APL classified as "net assets of discontinued operations."

    Revenues of $13.7 million for the first 1998 quarter decreased $7.4 million from the $21.1 million recorded during the first quarter of 1997. Property and casualty insurance revenues provided most of this decrease, or $6.0 million, due to closer scrutiny of risks, tighter underwriting guidelines and continued aggressive competition within the California commercial property and casualty insurance marketplace. GEC, first consolidated with the Company in the third quarter of 1997, added $1.2 million in revenues to the first quarter of 1998. The decline in realized investment gains previously discussed accounted for essentially all of the remaining difference.

    The Company's ongoing operations are organized into five segments: portfolio investing; surface, water, geothermal and mineral rights; property and casualty insurance; medical professional liability insurance, and other operations. GEC's portfolio investing results are shown separately below for consistency of presentation and to simplify analysis since GEC's results were not consolidated with those of PICO during the first quarter of 1997. Life and health insurance operations are shown as discontinued operations based upon the pending sale of those operations. See Note 2 of Notes to Consolidated Financial Statements, "Discontinued Operations," for additional information.

    Revenues and income (loss) before taxes and minority interests from CONTINUING OPERATIONS, by business segment, are shown in the schedules that follow.

Operating Revenues--Continuing Operations:


                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                      1998       1997
                                                      ----       ----
                                                       (in millions)
Portfolio Investing                                  $ 0.9      $ 3.3
Portfolio Investing--Global Equity Corporation         1.0
Surface, Water, Geothermal and Mineral Rights          0.2
Property and Casualty Insurance                       10.7       16.7
Medical Professional Liability Insurance               0.7        1.0
Other                                                  0.2        0.1
                                                     -----      -----
         Total Revenues-Continuing Operations        $13.7      $21.1
                                                     =====      =====

Income (Loss) Before Taxes and Minority Interest--Continuing Operations:


                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                          1998      1997
                                                          ----      ----
                                                          (in millions)
Portfolio Investing                                     $  0.5    $  2.8
Portfolio Investing--Global Equity Corporation              --
Surface, Water, Geothermal and Mineral Rights             (0.4)
Property and Casualty Insurance                           (0.4)      0.9
Medical Professional Liability Insurance                  (0.1)     (0.7)
Other                                                     (0.1)     (0.3)
                                                        ------    ------
     Income (Loss) Before Tax and Minority Interest     $ (0.5)   $  2.7
                                                        ======    ======

    PORTFOLIO INVESTING

    Portfolio investing operations are principally conducted by PICO, Physicians and GEC. GEC's portfolio investing results are shown separately in the following section. Investment revenues and realized investment gains or losses generated by Physicians are first allocated to the medical professional liability ("MPL") insurance segment equal to the amount of loss reserve discount accretion recorded during the period. The remainder is shown as portfolio investing revenue.

    Physicians and The Professionals Insurance Company ("PRO") ceased writing MPL business in 1995. For a number of reasons, including the existence of an experienced claims adjustment staff and Physicians' success in managing invested assets, it was decided that it would be more advantageous to manage the assets remaining at the cessation of writing the MPL insurance business than to sell off or fully reinsure the reserves. As a result, assets are managed for the maximum overall return, within prudent safety guidelines. Assets are not designated on an individual security basis as either MPL or portfolio investing. As a result, Physicians' invested assets produce income in both MPL and portfolio investing segments.


    Revenues and income or losses generated by PICO through its own portfolio are assigned entirely to portfolio investing. GEC's portfolio investing operations exclude the results attributable to surface, water, geothermal and mineral rights segment.

    Excluding GEC, which is stated separately below, portfolio investing revenues for the 1998 first quarter amounted to approximately $0.9 million compared to $3.3 million during the same 1997 quarter. Investment income from portfolio investing, excluding realized investment gains, increased $0.3 million over the first quarter of 1997. This increase principally resulted from declining MPL loss reserve discount accretion and, consequently, less investment income allocated to MPL operations. Realized investment gains declined $2.7 million from $2.6 million during the 1997 first quarter to a loss of $0.1 million during the first quarter of 1998. First quarter 1997 realized gains included more than $1.9 million in realized gains from the sale of the Company's investment in Amvestors Financial Corporation.

    Portfolio investing revenues are summarized below:

                               PORTFOLIO INVESTING

                                                  Three Months Ended
                                                      March 31,
                                                  ------------------
                                                   1998        1997
                                                   ----        ----
                                                    (in millions)
Portfolio Investing Revenues:
   Realized Investment Gains (Losses)            $ (0.1)      $ 2.6
   Investment Income                                1.0         0.7
                                                 ------       -----
       Portfolio Investing Revenues              $  0.9       $ 3.3
                                                 ======       =====

    Net of expenses, but before taxes, portfolio investing operations, excluding those of GEC, contributed $0.5 million to pre-tax operating income during the first quarter of 1998 and $2.8 million during the same 1997 quarter. First quarter 1997 realized investment gains, as discussed above, accounted for approximately $1.9 million of this $2.3 million decline. Investment income varies significantly from period to period, influenced greatly by the timing of the realization of investment gains and losses. Consequently, future results cannot and should not be predicted based upon past performance alone.

    The breakdown of pre-tax operating income from portfolio investing operations follows:

                              PORTFOLIO INVESTING

                                                       Three Months Ended
                                                           March 31,
                                                       ------------------
                                                       1998          1997
                                                       ----          ----
                                                         (in millions)
Portfolio Investing Income Before Tax:
--------------------------------------
   PICO and Physicians                                $ 0.5         $ 2.8
                                                      =====         =====


Portfolio Investing--Global Equity Corporation

    GEC is an international investment company with offices in Toronto, Ontario, Canada and in La Jolla, California. GEC holds a portfolio of equity securities and convertible instruments in North American, Asian and European companies, as well as a number of interests in surface, water, geothermal and mineral rights in the western United States. Such operations are reported below in a separate segment entitled "Surface, Water, Geothermal and Mineral Rights," and are excluded from this discussion of GEC's portfolio investments.

    Following is a breakdown of GEC's portfolio investing revenues and loss for the period:

                 PORTFOLIO INVESTING--GLOBAL EQUITY CORPORATION

                                                Three Months Ended
                                                      March 31,
                                                ------------------
                                                        1998
                                                        ----
                                                    (in millions)
Global Equity Corporation-Revenues:
   Realized Investment Gains                            $ 0.5
   Investment Income                                      0.3
   Other Income                                           0.2
                                                        -----
      Global Equity Corporation Revenues                $ 1.0
                                                        =====


GEC Loss Before Tax and Minority Interest:
   Global Equity Corporation                            $ 0.2
   Equity in Unconsolidated Affiliates                   (0.2)
                                                        -----
     Loss Before Tax and Minority Interest              $   -
                                                        =====


    As shown above, GEC added $1.0 million in revenues to the consolidated group for the first quarter of 1998, including realized investment gains of $0.5 million. As discussed in the following section, GEC's subsidiaries engaged in surface, water, geothermal and mineral rights activities contributed additional revenues to the Company and an additional loss before tax and minority interest. As of March 31, 1998, on a stand-alone basis, approximately 51% of GEC's assets consisted of investments in equity securities and cash and cash equivalents. An additional 44% was invested in surface, water, geothermal and mineral rights.

    Although GEC contributed a net loss of approximately $0.7 million to consolidated operations, excluding taxes, minority interest and the surface, water, geothermal and mineral rights segment, GEC's portfolio investing activities broke even for the first quarter of 1998.

SURFACE, WATER, GEOTHERMAL AND MINERAL RIGHTS

    Effective November 14, 1995, a wholly-owned subsidiary of GEC acquired all the outstanding common stock of Vidler Water Company, Inc. ("Vidler"), a Colorado corporation engaged in the water marketing and transfer business. Vidler's business plan calls for Vidler to identify areas where water supplies are in the greatest demand; to facilitate the transfer of water rights from current ownership to Vidler; to develop water storage facilities; to reallocate water to areas where needed through various distribution means; and to sell and lease water supplies to municipalities, developers and others. Since its acquisition, Vidler and its immediate parent company have purchased water rights and related assets in Colorado, Nevada and Arizona. On April 23, 1997, GEC acquired 74.77% of the common stock of NLRC and PICO acquired the remaining 25.23%. NLRC owns approximately 1.365 million acres of deeded land located in northern Nevada, together with appurtenant water, geothermal and mineral rights. NLRC is actively engaged in maximizing the property's value in relation to water rights, mineral rights, geothermal resources, and land development.

    As these subsidiaries of the Company were not part of the consolidated group until GEC joined the consolidation in the third quarter of 1997, prior years' results are not included with those of the Company. Revenues from continuing operations included in the consolidated financial statements of the Company from surface, water, geothermal and mineral rights generated by Vidler and NLRC were approximately $172,000 during the first quarter of 1998. Revenues include land sales; lease of land, principally for grazing purposes; water sales and leasing and other income. The loss from continuing operations before taxes and minority interests included in the consolidation generated by these operations amounted to approximately $437,000 for the three months.

PROPERTY AND CASUALTY INSURANCE

    Sequoia and CIC account for all of the ongoing property and casualty ("P & C") insurance revenues. These companies write predominately light commercial and multiple peril insurance coverage in central and northern California.

    Sequoia and CIC are continually seeking ways to realize savings and take advantage of synergies and to combine operations, wherever possible. To this end, Sequoia and CIC consolidated their home office operations in Monterey, California in July 1997. Both companies are in the process of subleasing their former office spaces in Pleasanton and San Jose, California.

    As shown below, earned premiums made up most of the P & C revenues. Premiums are earned pro-rata throughout the year according to the coverage dates of the underlying policies.

                        PROPERTY AND CASUALTY INSURANCE

                                                 Three Months Ended
                                                      March 31,
                                                 -------------------
                                                 1998           1997
                                                 ----           ----
                                                    (in millions)
P & C Revenues:
---------------
     Earned Premiums - Sequoia                   $4.6           $7.3
     Earned Premiums - Citation                   4.6            7.2
     Investment Income                            1.3            1.7
     Realized Investment Gains                    0.1            0.2
     Other                                        0.1            0.3
                                               ------          -----
          Total P&C Revenues                    $10.7          $16.7
                                               ======          =====


P & C Income (Loss) Before Taxes:
---------------------------------
     Sequoia Insurance Company                 $ (0.3)         $ 0.5
     Citation Insurance Company                  (0.1)           0.4
                                               ------          -----
                                               $ (0.4)         $ 0.9
                                               ======          =====


    Total P&C revenues for the first three months of 1998 of $10.7 million were $6.0 million, or 36%, less than the $16.7 million level of the first quarter of 1997. Total revenues by company for the first three months of 1998 included $5.4 million from CIC and $5.3 million from Sequoia. This compares to $8.3 million from CIC and $8.4 million from Sequoia during the first quarter of 1997. Included in these amounts, investment income and realized investment gains from P&C operations declined $0.5 million from $1.9 million during the first quarter of 1997 to $1.4 million during the same 1998 period.

    The reduction in P&C earned premiums during the first quarter of 1998 compared to the first quarter of 1997 was due principally to increased underwriting selectivity of Sequoia's and CIC's management team and continued aggressive competition for commercial multiple peril business in California.

    Much of the decline in Sequoia's earned premiums resulted from a reinsurance pooling agreement effective January 1, 1998 which provides for the pooling of all insurance premiums, losses, loss adjustment expenses ("LAE") and administrative and other insurance operating expenses between Sequoia and CIC. These items are then split equally between the two companies through the reinsurance pooling agreement. As a result, the companies' loss and LAE ratios, expense ratios and combined ratios shown below are very similar for the 1998 period.

    P&C insurance operations produced a $0.4 million loss before taxes for the first quarter of 1998 as compared to income of $0.9 million during the first quarter of 1997. Sequoia's income before taxes declined $0.8 million from $0.5 million during the first three months of 1997 to a loss of $0.3 million during the same 1998 period. CIC's first quarter 1998 loss of $0.1 million compares to $0.4 million in income recorded during the first quarter of 1997. The recent "El Nino" phenomenon had a significant impact on the 1998 first quarter. Sequoia and CIC management estimate the cost of storm losses incurred by the companies as a result of El Nino to be approximately $1.0 million for the first quarter 1998.


    Industry ratios as determined on the basis of generally accepted accounting principles ("GAAP") for CIC are shown in the following chart:

                           CIC'S GAAP INDUSTRY RATIOS

                                         Three Months Ended
                                              March 31,
                                         ------------------
                                          1998         1997
                                          ----         ----
Loss and LAE Ratio                        84.8%        74.6%
Underwriting Expense Ratio                37.7%        35.7%
                                         -----        -----
     Combined Ratio                      122.5%       110.3%
                                         =====        =====


    Industry ratios as determined on a GAAP basis for Sequoia were:


                         SEQUOIA'S GAAP INDUSTRY RATIOS

                                         Three Months Ended
                                              March 31,
                                         ------------------
                                          1998         1997
                                          ----         ----
Loss and LAE Ratio                        83.1%        72.1%
Underwriting Expense Ratio                41.2%        35.9%
                                         -----        -----
     Combined Ratio                      124.3%       108.0%
                                         =====        =====

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

    The resulting increase in storm losses from the recent "El Nino" phenomenon was the principal cause of the increase in the loss and LAE ratio for both Sequoia and CIC during the first quarter of 1998 as compared to the first quarter of 1997. The increase in the underwriting expense ratios of both Sequoia and CIC during the first quarter of 1998 as compared to the first quarter of 1997 is principally the result of fixed overhead expenses being spread over a smaller premium base in 1998.

    Although Sequoia and CIC continue to identify and take advantage of synergies and other cost savings and to lessen the companies' exposure to undue risk, there can be no assurance that Sequoia and CIC will be successful in reducing their policies with higher loss ratios or that their loss ratios and/or expense ratios will improve in the future.

MEDICAL PROFESSIONAL LIABILITY OPERATIONS

    Physicians' and PRO's MPL insurance business was sold to Mutual Assurance Inc. ("Mutual") on August 28, 1995. Except for a few minor policy coverage extensions and adjustments which are 100% reinsured by Mutual, for all intents and purposes, the Company ceased writing MPL policies effective January 1, 1996. The Company continues to administer and adjust the remaining claims and LAE reserves. Based upon careful analysis of various alternative scenarios for handling the runoff of the remaining claims reserves, the Company determined that the best option was to process the existing claims internally with existing staff, rather than through a third party administrator or through an outright sale of the claims and LAE reserves. In addition, it is expected that shareholders' equity may be better served by retaining the investments necessary to fund the payment of these claims and LAE reserves, managing them along with the rest of the Company's investment holdings, as opposed to selling or fully reinsuring these reserves and giving up the corresponding funds. However, there can be no assurance that funds generated by such retained investments will exceed claims. Accordingly, although the Company ceased writing MPL insurance, MPL is treated as a separate business segment of continuing operations due to the continued management of claims and associated investments.

    Revenues and pre-tax income or loss from MPL operations included the following:


                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                 1998        1997
                                                 ----        ----
                                                   (in millions)
MPL Revenues:
-------------
   Investment Income, Net of Expenses            $ 0.7       $ 1.0
                                                 -----       -----
         MPL Revenues                            $ 0.7       $ 1.0
                                                 =====       =====

MPL Loss Before Tax:                             $(0.1)      $(0.7)
--------------------                             =====       =====


    Since the withdrawal of Physicians and PRO from their personal automobile and homeowners lines of business in the late 1980's, MPL has, for all intents and purposes, been these two companies' only sources of insurance premiums.

    MPL insurance revenues amounted to $0.7 million and $1.0 million during the first quarters of 1998 and 1997, respectively. As shown above, these revenues were attributable solely to investment income. The decline in investment income as compared to 1997 principally resulted from the reduced level of MPL claims and the associated reduced level of invested assets allocated to the MPL insurance business segment.

    MPL operations produced a pre-tax loss of approximately $0.1 million in the first quarter of 1998 compared to a $0.7 million loss during the same 1997 period. This improvement over 1997 resulted from a 52% reduction in MPL insurance operating expenses and a 60% reduction in loss and LAE costs.

    Physicians' claims department staff continues to process the runoff of the remaining MPL loss and loss adjustment expense claims which is progressing routinely. At March 31, 1998, MPL reserves totaled approximately $ 69.6 million, net of reinsurance and discount. This compares to $77.5 million at December 31, 1997. MPL loss and LAE reserves continue to decline as a result the disposition of claims.


                      MPL INSURANCE--LOSS AND LAE RESERVES

                                        March 31,    December 31,
                                          1998           1997
                                          ----           ----
                                            (in millions)
Direct Reserves                         $112.4         $121.4
Ceded Reserves                           (34.3)         (34.8)
Discount of Net Reserves                  (8.5)          (9.1)
                                        ------         ------
     Net MPL Reserves                   $ 69.6         $ 77.5
                                        ======         ======

    Although MPL reserves are certified annually by two independent actuaries, as required by Ohio insurance regulations, significant fluctuations in reserve levels can occur based upon a number of variables used in actuarial projections of ultimate incurred losses and LAE.

OTHER OPERATIONS

    Other operations consists principally of the operations of PICO's subsidiary, Summit Global Management, Inc. ("Summit"). Summit's investment management operations and various other minor activities are summarized below:

                                OTHER OPERATIONS

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                       1998         1997
                                                       ----         ----
                                                         (in millions)
Revenues from Other Operations:
-------------------------------
   Investment Management Services                     $ 0.3        $ 0.3
     Less:  Intercompany Portfolio Mgmt. Charges       (0.1)        (0.2)
                                                      -----        -----
          Revenue from Other Operations               $ 0.2        $ 0.1
                                                      =====        =====

Other Operations-Loss Before Tax:
---------------------------------
   Investment Management Services                                  $ 0.1
     Less:  Intercompany Portfolio Mgmt. Charges       (0.1)        (0.2)
   Other                                                            (0.2)
                                                      -----        -----
         Other Operations-Loss Before Tax             $(0.1)       $(0.3)
                                                      =====        =====


    Revenues from other operations increased from $0.1 million to $0.2 million comparing the first quarter of 1998 to the same 1997 quarter. Although Summit's revenues remained virtually the same during both periods, consolidated revenues from Summit's operations actually increased by approximately $1.0 million as a result of less of its revenues arising from related parties in the first quarter of 1998 compared to the same 1997 period.

    First quarter 1998 losses from other operations of $0.1 million before taxes improved approximately $0.2 million compared to the first quarter of 1997 loss of $0.3 million. On a stand-alone basis, Summit made a small profit before and after taxes. As shown above, the 1997 first quarter included an approximate $0.2 million loss from "other" sources, principally the Company's investment in a now dormant Swiss corporation which brokered annuities and other insurance products within Europe. This company was deactivated in 1997.

DISCONTINUED OPERATIONS

    Discontinued operations consist of the operations of APL. APL, Physicians' wholly-owned life insurance subsidiary, produced revenues of $1.4 million and pre-tax income of approximately $62,000 during the first quarter of 1998. This compares to $586,000 million in revenues and $196,000 in pre-tax income during the same 1997 period.

    APL has been concentrating its efforts on its unique critical illness product "Survivor Key" during the past several years. This life insurance product combines the benefits of a lump sum cash payout upon the diagnosis of certain critical illnesses with a death benefit. Gross written premiums for Survivor Key continually increased from 1994 through 1997.

    On June 16, 1997, Physicians announced the signing of a binding agreement to sell APL subject to certain closing conditions including regulatory approval, which is still pending. See Note 2 to Consolidated Financial Statements, "Discontinued Operations," regarding the pending sale of APL and its wholly owned subsidiary.

    The net assets of discontinued operations are shown as one line on the balance sheets as net assets of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES --MARCH 31, 1998 AND 1997

    PICO Holdings, Inc. is a holding company whose assets principally consist of the stock of its subsidiaries. PICO continually evaluates its existing operations and searches for new opportunities in order to maximize shareholder value. Because of this business strategy, PICO's cash needs and those of its subsidiaries vary considerably from period to period. At times cash may not be readily available when an opportunity arises requiring the liquidation of securities, advances from subsidiaries, direct purchases of investments by subsidiaries, or the borrowing of funds. It may also become necessary and/or advantageous for PICO to offer stock or debt through public offerings from time to time. At times PICO may come to possess cash balances in excess of cash needs. Such cash is invested to provide maximum returns within the constraint of remaining liquid enough to meet expected future cash requirements. PICO's principal sources of funds are its available cash resources, liquidation of assets, bank borrowings, public financings, management and other fees, and borrowings.

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

    Insurance has always been and continues to be a major source of funds for the Company. Physicians initially provided virtually all the funding necessary for the Company to execute its revised business strategy. Since the acquisition of Sequoia in 1995, management has made significant strides in improving Sequoia's operating performance. Management has taken a number of steps to improve CIC's profitability and cash flow since its acquisition in November 1996, including the sale of its workers' compensation business and its subsidiary, Citation National Insurance Company, in June 1997. Physicians' cash flows have had the greatest impact on the consolidated group during the past several years and should continue to do so for the foreseeable future, due to the wind down of the MPL business. Physicians, Sequoia and Citation had cash and cash equivalent balances at March 31, 1998 of $38.8 million, This compares to $46.5 million at December 31, 1997. A large portion of Sequoia's and Citation's investments is kept in the form of cash and cash equivalents to pay claims and expenses due to the relatively short lag period between the receipt of premiums and payment of claims in the commercial property and casualty insurance business lines written by those companies.

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

    As of December 31, 1995, when Physicians and PRO ceased writing MPL, Physicians and PRO reported discounted unpaid loss and loss adjustment expense reserves of approximately $136.2 million, net of reinsurance. Based upon projections from past actuarial information, more than 75%, or $102 million, of these reserves are expected to be settled by the end of the year 2000. Past experience indicates that funding requirements should be greatest in the first through third years (1996 through 1998), accounting for more than 60% of the total eventual reserve and loss adjustment expense payments. As expected, loss and LAE reserves at December 31, 1996 declined more than 17.1% to $112.9 million after payment of more than $30 million in claims and LAE. During 1997, MPL reserves decreased $35.4 million, or 31.4%, to $77.5 million as of December 31, 1997 after payment of more than $38 million in losses and LAE. MPL reserves declined $7.9 million during the first quarter of 1998 to $69.6 million.

    The Company's insurance subsidiaries attempt to structure the duration of their invested assets to match the cash flows required to settle the related unpaid claims liabilities. Their invested assets provide adequate liquidity to fund projected claims and LAE payments for the coming years. The Ohio and California Insurance Departments monitor and set guidelines for the insurance companies' investments. The Ohio and California Insurance Departments also set minimum levels of policyholder capital and surplus and monitor these levels through various means.

    To the extent that funds necessary for settling claims and paying operating expenses are not provided by existing cash and cash equivalents, investment income, reinsurance recoveries, and rental and other income, invested assets will be liquidated. Short term and fixed maturity investments are managed to mature according to projected cash flow needs. Equity securities will be converted to cash as additional funds are required, with an anticipated maximum liquidation lead-time of approximately six months.

    At March 31, 1998, Physicians' and PRO's investment portfolios on a stand-alone basis contained invested assets of approximately $122.8 million, plus cash and cash equivalents of $7.3 million. These invested assets are in excess of the present value of expected future payouts of losses and loss adjustment expenses (discounted at 4%) of approximately $77.5 million. Physicians is in the process of selling APL, its life and health insurance subsidiary. When sold, the proceeds from this sale may provide additional available cash.

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

    As shown in the accompanying Consolidated Statements of Cash Flows, the Company provided cash flows of $0.7 million through operating activities in the first quarter of 1998 and used $16.2 million during the same 1997 period. The increase in cash provided by operating activities as compared to 1997 primarily resulted reduced operational cash outlays by Physicians and the inclusion of GEC in the consolidated financial results during the first quarter of 1998. Net cash provided by operating activities consisted of $7.7 million from GEC, $0.1 million from Sequoia, $0.3 million from Summit, and $0.3 from Physicians Investment Company. Net cash used in operating activities included $5.0 million from Physicians, $0.3 million from PRO, $0.1 million from PICO, and $2.3 million from CIC.

    Cash provided by investing activities during the first quarter of 1998 of $6.8 million principally reflects fixed income securities maturities and sales and investment gains realized. Cash provided from investing activities was $18.3 million during the first quarter of 1997.

    No cash used in or provided by financing activities during the first quarter of 1998, compared to cash provided by financing activities of $11.7 million during the first quarter of the previous year.

     In November 1996, Physicians purchased a $2.5 million convertible debenture from PC Quote. On May 5, 1997, PICO agreed to provide a line of credit to PC Quote. The initial credit was for $1 million with repayment due September 30, 1997. The credit has since been increased to $2,250,000 with repayment due May 31, 1998.

    At March 31, 1998, the Company had no significant commitment for future capital expenditures, other than in the ordinary course of business and as discussed herein. The Company has also committed to maintain Sequoia's capital and statutory policyholder surplus level at a minimum of $7.5 million. Sequoia was well above this level as of December 31, 1997. The Company has also committed to make every attempt to maintain Sequoia's Best rating at or above the "B++" (Very Good) level, which may at some time in the future require additional capital infusions into Sequoia by the Company.

    The Company continues to address the issue of the compatibility of systems software with the year 2000. Insurance premium, loss and statistical systems are particularly critical to the successful operation of the insurance companies. It is believed that the majority of these systems, which are different among the various insurance companies, currently accept the year 2000 logic. The MPL insurance systems are known, however, to be incompatible. Projects are under way to test all insurance systems and correct the logic of these systems to make them compatible with the year 2000. Other operating systems consist of various accounting, billing, disbursement, and tracking systems which may or may not be compatible with the year 2000. For the most part, these systems are in the process of being updated by their vendors. Tests will be run to ensure the compatibility of these systems, also. Management expects these projects to be completed by the end of 1998. In addition to resources expended in researching and correcting systems, additional outlays may be necessary to purchase and install new software compatible with the year 2000. The estimated costs of this project are undetermined at this time.

CAPITAL RESOURCES

    The Company's principal sources of funds are its available cash resources, operating cash flow, liquidation of non-essential investment holdings, borrowings, public debt and equity offerings, funds from consolidated tax savings, and investment management and other fees. At March 31, 1998, the Company had $63.7 million in cash and cash equivalents compared to $56.4 million at December 31, 1997.

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

    REINSURANCE RISKS. Prior to the June 30, 1997 sale of Citation National Insurance Company ("CNIC"), all of CNIC's existing insurance risks and claims liabilities, except for those insuring workers' compensation, were transferred to CIC through reinsurance treaties in order to effect the sale of CNIC and the Company's workers' compensation business. As with other P & C insurers, CIC's and Sequoia's operating results and financial condition can be adversely affected by volatile and unpredictable natural and man-made disasters, such as hurricanes, windstorms, earthquakes, fires, and explosions. CIC and Sequoia generally seek to reduce their exposure to such events through individual risk selection and the purchase of reinsurance. CIC's and Sequoia's estimates of their exposures depend on their views of the possibility of a catastrophic event in a given area and on the probable maximum loss to the insurance companies should such an event occur. While CIC and Sequoia attempt to limit their exposure to acceptable levels, it is possible that an actual catastrophic event or multiple catastrophic events could significantly exceed the probable maximum loss previously assumed, resulting in a material adverse effect on the financial condition and results of operations of the Company.

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

    RISKS REGARDING SUMMIT GLOBAL MANAGEMENT. Summit is registered as an investment adviser in California, Florida, Kansas, Louisiana, Oregon, Virginia and Wisconsin, as well as with the SEC. Summit must file periodic reports with the SEC and must be available for periodic examination by the SEC. Summit is subject to Section 206 of the Investment Advisers Act of 1940, which prohibits material misrepresentations and fraudulent practices in connection with the rendering of investment advice, and to the general prohibitions of Section 208 of such Act. If Summit were to violate the Investment Advisers Act prohibitions, it would risk criminal prosecution, SEC injunctive actions and the imposition of sanctions ranging from censure to revocation of registration in an administrative hearing.

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

    FLUCTUATIONS IN HISTORICAL OPERATING RESULTS, P & C RESERVES. PICO's operating results over the past five years have been volatile. During the past several years, the levels of the reserves for PICO's insurance subsidiaries have been very volatile. As a result of its claims experience and the level of existing reserves with respect to its P & C insurance business, CIC has had to significantly increase these reserves in a number of the past several years.

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

    INSURANCE COMPANY CAPITAL AND SURPLUS TESTING. In the past few years, the NAIC has developed risk-based capital ("RBC") measurements for both property and casualty and life and health insurers. The measures provide the various state regulators with varying levels of authority based on the adequacy of an insurer's RBC. The insurance companies' RBC results are reported annually in their statutory Annual Statements to the insurance departments.


                           PART II: OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders:

         None.

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




                                 PICO HOLDINGS, INC.


Dated: May 15, 1998              By: /s/ GARY W. BURCHFIELD
                                    -----------------------
                                    Gary W. Burchfield
                                    Chief Financial Officer and Treasurer
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
      -* 10.7         Key Officer Performance Recognition Plan.
       * 10.8         Flexible Benefit Plan.
      -* 10.9         Amended and Restated 1983 Employee Stock Option Plan.
   -**** 10.10        Salary Reduction Profit Sharing Plan as amended and restated effective January 1, 1994 and Amendments
                      Nos. 1 and 2 thereto dated March 13, 1995 and March 15, 1995, respectively.
      -* 10.11        Employee Stock Ownership Plan and Trust Agreement.
    -*** 10.11.1      Amended Employee Stock Ownership Plan and Trust Agreement.
  -***** 10.11.2      Amendment to Employee Stock Ownership Plan dated October 1, 1992.
   -**** 10.11.3      Amendment to Employee Stock Ownership Plan dated March 15, 1995.
       * 10.16        Office Lease between CIC and North Block Partnership dated July, 1990.
     *** 10.16.1      Amendments Nos. 1 and 2 to Office Lease between CIC and North Block Partnership dated January 6, 1992 and February 5, 1992, respectively.
    **** 10.16.2      Amendments Nos. 3 and 4 to Office Lease between CIC and North Block Partnership dated December 6, 1993 and October 4, 1994, respectively.
      -* 10.22        1991 Employee Stock Option Plan.
  -***** 10.23        PICO Severance Plan for Certain Executive Officers,
                      Senior Management and Key Employees of the Company and its
                      Subsidiaries, including form of agreement.
      -# 10.55        Consulting Agreements, effective January 1, 1997,
                      regarding retention of Ronald Langley and John R. Hart as
                      consultants by Physicians and GEC.
      ++ 10.57        PICO 1995 Stock Option Plan.
    -+++ 10.58        Key Employee Severance Agreement and Amendment No. 1 thereto, each made as of November 1, 1992, between
                      PICO and Richard H. Sharpe and Schedule A identifying other substantially identical Key Employee
                      Severance Agreements between PICO and
                      certain of the executive officers of PICO.
     +++ 10.59        Agreement for Purchase and Sale of Shares, dated May 9, 1996, among Physicians, GPG and GEC.
      ++ 10.60        Agreement for Purchase and Sale of Certain Assets, dated July 14, 1995 between Physicians, PRO and
                      Mutual Assurance, Inc.
      ++ 10.61        Stock Purchase Agreement dated March 7, 1995 between Sydney Reinsurance Corporation and Physicians.
      ++ 10.62        Letter Agreement, dated September 5, 1995 between Physicians, Christopher Ondaatje and the South East
                      Asia Plantation Corporation Limited.
    ++++ 10.63        Amendment No. 1 to Agreement for Purchase and Sale of Certain Assets, dated July 30, 1996 between
                      Physicians, PRO and Mutual Assurance, Inc.
   +++++ 16.1         Letter regarding change in Certifying Accountant from Deloitte & Touche LLP, independent auditors.
       # 21.          Subsidiaries of PICO.
         27.          Financial Data Schedule.
-------------------
       *              Incorporated by reference to exhibit of same number filed with Registration Statement on Form S-1
                      (File No. 33-36383).

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
