Form 10-Q
period 1998-06-30
PICO HOLDINGS INC /NEW
filed 1998-08-12
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from            to
                                            ----------    ----------

                         Commission File Number: 0-18786


                               PICO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                             94-2723335

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 32,591,718 as of June 30, 1998. As of such date, 4,572,015 shares of common stock were held by subsidiaries of the registrant.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                               PAGE NO.
                                                                               --------
PART I:  FINANCIAL INFORMATION

         Item 1:     Financial Statements

                     Consolidated Balance Sheets as of                              3
                     June 30, 1998 and December 31, 1997

                     Consolidated Statements of Income                              4
                     for the Three and Six Months Ended June 30, 1998 and 1997

                     Consolidated Statements of Cash Flows for                      5
                     the Six Months Ended June 30, 1998 and 1997

                     Notes to Consolidated Financial Statements                     6

         Item 2:     Management's Discussion and Analysis of Financial             10
                     Condition and Results of Operations


PART II:  OTHER INFORMATION

         Item 4:     Submission of Matters to a Vote of Security Holders           27

         Item 6:     Exhibits and Reports on Form 8-K                              27

         Signature                                                                 28

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                                    PICO HOLDINGS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                     (in thousands, except share data)
                                                                                 June 30,       December 31,
                                                                                   1998             1997
                                                                                 --------       ------------
                                                   ASSETS
Investments                                                                      $142,828         $160,297
Cash and cash equivalents                                                          54,433           56,436
Accrued investment income                                                           1,825            1,722
Premiums and other receivables, net                                                 8,897           20,682
Reinsurance receivables                                                            70,960           75,026
Prepaid deposits and reinsurance premiums                                          11,083            2,235
Deferred policy acquisition costs                                                   5,300            5,321
Surface, water, geothermal and mineral rights                                      75,573           75,177
Property and equipment, net                                                         8,235            8,551
Deferred income taxes                                                               7,977            2,965
Other assets                                                                        4,852            5,931
Net assets of discontinued operations                                              16,191           15,950
                                                                                 --------         --------
         Total Assets                                                            $408,154         $430,293
                                                                                 ========         ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Loss and loss adjustment expense, net of discount                                $175,037         $196,096
Unearned premiums                                                                  29,697           21,635
Reinsurance balance payable                                                         9,133            8,076
Deferred gain on retroactive reinsurance                                            1,876            2,168
Integration liability                                                                 355              546
Other liabilities                                                                  12,912           15,381
Taxes payable                                                                                          968
Excess of fair value of net assets aquired over purchase price                      4,781            5,065
                                                                                 --------         --------
       Total Liabilities                                                          233,791          249,935
                                                                                 --------         --------

MINORITY INTEREST                                                                  62,767           68,207
                                                                                 --------         --------

COMMITMENTS AND CONTINGENCIES (NOTES 5, 7 AND 9)

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 2,000,000 shares, none issued
Common stock, $.001 par value; authorized 100,000,000 shares,
     issued 32,591,718 in 1998 and 1997                                                33               33
Additional paid-in capital                                                         43,147           43,147
Retained earnings                                                                  83,873           83,718
Accumulated other comprehensive loss                                               (5,628)          (4,918)
Treasury stock, at cost (common shares 2,492,631)                                  (9,829)          (9,829)
                                                                                 --------         --------
         Total Stockholders' Equity                                               111,596          112,151
                                                                                 --------         --------
                 Total Liabilities and Stockholders' Equity                      $408,154         $430,293
                                                                                 ========         ========

                 See notes to consolidated financial statements.

                                                 PICO HOLDINGS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                (in thousands, except per share data)
                                                                          Three Months Ended June 30,      Six Months Ended June 30,
                                                                          ---------------------------      -------------------------
                                                                              1998            1997            1998            1997
                                                                            -------         -------         -------         -------
REVENUES:
     Premium income                                                         $ 8,455         $13,976         $17,593         $28,478
     Investment income, net                                                   1,805           2,728           5,181           6,102
     Net realized gains on investments                                        1,970             111           2,474           2,945
     Other income                                                             1,424             366           2,140             706
                                                                            -------         -------         -------         -------
             Total revenues                                                  13,654          17,181          27,388          38,231
                                                                            -------         -------         -------         -------

EXPENSES:
     Loss and loss adjustment expenses                                        5,666          10,019          13,661          21,538
     Insurance underwriting and other expenses                                6,522           4,719          12,516          11,484
                                                                            -------         -------         -------         -------
              Total expenses                                                 12,188          14,738          26,177          33,022
                                                                            -------         -------         -------         -------

     Equity in earnings (losses) of investee                                   (284)            164            (487)            172
                                                                            -------         -------         -------         -------

        Income from continuing operations before income taxes
          and minority interest                                               1,182           2,607             724           5,381

     Provision (benefit) for federal, foreign and state income taxes           (296)            725             930           1,659
                                                                            -------         -------         -------         -------

         Income (loss) from continuing operations before
           minority interest                                                  1,478           1,882            (206)          3,722

      Minority interest in loss (income) of subsidiary                         (499)                            206
                                                                            -------         -------         -------         -------

          Income from continuing operations                                     979           1,882                           3,722

     Income (loss) from discontinued operations, net of federal income tax provision (benefit) of $35 and $(24) for the three months and $44 and $20 for the six months in 1998 and 1997,
       respectively                                                             103             (58)            155              94
                                                                            -------         -------         -------         -------

     Net income                                                             $ 1,082         $ 1,824         $   155         $ 3,816
                                                                            =======         =======         =======         =======

     Net income per common share (basic):
             Continuing operations                                          $  0.03         $  0.06         $  0.00         $  0.12
             Discontinued operations                                           0.00            0.00            0.00            0.00
                                                                            -------         -------         -------         -------
                 Net income per common share                                $  0.03         $  0.06         $  0.00         $  0.12
                                                                            =======         =======         =======         =======
                 Weighted average shares outstanding                         32,592          32,543          32,592          32,515
                                                                            =======         =======         =======         =======

     Net income per common share (diluted):
             Continuing operations                                          $  0.03         $  0.05         $  0.00         $  0.11
             Discontinued operations                                           0.00            0.00            0.00            0.00
                                                                            -------         -------         -------         -------
                 Net income per common share                                $  0.03         $  0.05         $  0.00         $  0.11
                                                                            =======         =======         =======         =======
                 Weighted average shares outstanding                         33,765          33,513          33,877          33,430
                                                                            =======         =======         =======         =======

                 See notes to consolidated financial statements.

                                 PICO HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (in thousands)
                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                            1998              1997
                                                                          --------         ---------

OPERATING ACTIVITIES
       Net cash used in operating activities                              $ (2,964)        $ (23,757)
                                                                          --------         ---------

INVESTING ACTIVITIES:
       Investments purchased                                                (9,176)         (285,395)
       Investments sold                                                     14,409           118,373
       Investments matured                                                      25           188,506
       Net sales of real estate                                                 92                19
       Proceeds from sale of property and equipment                             11
       Purchases of property and equipment                                    (302)             (528)
       Investment in surface, water, geothermal and mineral rights            (934)
       Investment in affiliate                                                (477)
       Other                                                                (2,231)
                                                                          --------         ---------
             Net cash provided by investing activities                       1,417            20,975
                                                                          --------         ---------

FINANCING ACTIVITIES:
       Issuance of common stock                                                                  274
       Proceeds from sale of business                                                         (2,964)
       Purchase of treasury stock                                                               (163)
                                                                          --------         ---------
             Net cash used in financing activities                                            (2,853)
                                                                          --------         ---------

Effect of exchange rate changes on cash                                       (456)               (1)
                                                                          --------         ---------

NET DECREASE IN CASH                                                        (2,003)           (5,636)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              56,436            54,916
                                                                          --------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 54,433         $  49,280
                                                                          ========         =========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for:
          Income taxes                                                    $    440         $  12,650
                                                                          ========         =========

                 See notes to consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of PICO Holdings, Inc. ("PICO") and Subsidiaries (collectively, the "Company") have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of June 30, 1998 and December 31, 1997 and results of operations for the three and six months ended June 30, 1998 and 1997, and changes in financial position for the six months ended June 30, 1998 and 1997, have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations and Risks and Uncertainties contained in the Company's Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 1997 and Form 10-Q for the quarter ended March 31, 1998 as filed with the SEC.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of unpaid losses and loss adjustment expenses, future policy benefits, deferred policy acquisition costs, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 1998 and December 31, 1997, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

           Global Equity Corporation ("GEC") is included in the consolidated balances of the Company as of December 31, 1997 and June 30, 1998 and for the three and six months ended June 30, 1998 based on PICO's increased ownership in GEC to 51.17% on August 19, 1997. PICO accounted for GEC under the equity method of accounting for the three and six months ended June 30, 1997. See also Note 7, "Proposed Business Combination."

2.    DISCONTINUED OPERATIONS

          On June 16, 1997, PICO announced the signing of a definitive agreement to sell the Company's life and health insurance subsidiary, American Physicians Life Insurance Company ("APL") and its wholly-owned subsidiary, Living Benefit Administrators Agency, Inc. The closing is subject to certain closing conditions, including regulatory approval which is still pending. The expected purchase price is approximately $17 million less any dividend distributed by APL to its sole shareholder, The Physicians Investment Company ("PIC"), prior to closing. See Note 9, "Subsequent Events." The purchase price is expected to be paid in cash.

          Because APL and its subsidiary represent a major segment of the Company's business, in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business," APL's operations have been classified as discontinued operations. The net assets of APL have been shown as a single line item in the accompanying balance sheets as "Net assets of discontinued operations." The book value assigned to such net assets at December 31, 1997 of $15,949,989 and $16,191,263 as of June 30,
      1998 was based upon the net book value of APL as of those dates as determined on the basis of generally accepted accounting principles. The consolidated statements of income for the three and six months ended June 30, 1998 and 1997 and consolidated statements of cash flow for the six months ended June 30, 1998 and 1997 reflect the discontinued operations. The primary remaining assets and liabilities of APL as of those dates were investments, cash and cash equivalents, and accident and health insurance reserves. The Company expects to realize a small gain on the sale.

         Following is an unaudited summary of APL's stand alone financial results for the periods included in the statements of income as discontinued operations in the accompanying financial statements:

                                           Three Months  Three Months    Six Months    Six Months
                                              Ended         Ended          Ended         Ended
                                             June 30,      June 30,       June 30,      June 30,
                                               1998          1997           1998          1997
                                           ------------  ------------    ----------    ----------
                                                  (in thousands, except per share amounts)
Total revenues                                $2,197        $1,204         $4,360        $2,779
Income (loss) before taxes                       137          (122)           199            42
Net income (loss)                                102           (98)           154            21
Net income per share-Basic and Diluted        $ 0.00        $ 0.00         $ 0.00        $ 0.00


3.    EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for financial statements issued after December 15, 1997. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" earnings per share ("EPS") by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15. Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation. The Company adopted the new method of reporting EPS for the year ended December 31, 1997, and the June 30, 1997 financial statements have been restated to reflect the change.

         Reconciliation of the basic and diluted EPS is as follows:

                                                      Three Months Ended June 30,    Six Months Ended June 30,
                                                      ---------------------------    -------------------------
                                                          1998           1997           1998           1997
                                                        -------        -------        -------        -------
                                                              (in thousands, except per share amounts)
Net income                                              $ 1,082        $ 1,824        $   155        $ 3,816
                                                        =======        =======        =======        =======

Basic earnings per share                                $  0.03        $  0.06        $  0.00        $  0.12
                                                        =======        =======        =======        =======

Basic weighted average common shares outstanding         32,592         32,543         32,592         32,515

Options                                                   1,173            970          1,285            915
                                                        -------        -------        -------        -------

Diluted weighted average common and
        common equivalent shares outstanding             33,765         33,513         33,877         33,430
                                                        =======        =======        =======        =======

Diluted earnings per share                              $  0.03        $  0.05        $  0.00        $  0.11
                                                        =======        =======        =======        =======

4.    COMPREHENSIVE INCOME

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established requirements for disclosure of comprehensive income and is effective for the Company for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments, unrealized holding gains and losses on available for sale securities, and equity changes of investee company that had only been presented by the Company as a component of stockholders' equity.

         Reconciliation of net income as reported in the consolidated statements of income to consolidated comprehensive income (loss) is as follows:

                                                    Three Months Ended June 30,     Six Months Ended June 30,
                                                    ---------------------------     -------------------------
                                                        1998           1997            1998           1997
                                                       ------         ------         -------         ------
                                                           (in thousands)                 (in thousands)
Comprehensive income (loss):
     Net income                                        $1,082         $1,824         $   155         $3,816
     Net unrealized appreciation (depreciation)
        on available for sale investments                 454           (608)            324           (946)
     Net change in cumulative foreign
        currency adjustments                             (835)          (332)         (1,033)          (330)
                                                       ------         ------         -------         ------
Total comprehensive income (loss)                      $  701         $  884         $  (554)        $2,540
                                                       ======         ======         =======         ======

         The income tax effects of items relating to other comprehensive income
      (loss) were deferred income tax expenses of $244 and $174 for the three and six months ended June 30, 1998, respectively, and deferred tax benefits of $327 and $509 for the three and six months ended June 30, 1997, respectively.

5.    COMMITMENTS AND CONTINGENCIES

         The Company is subject to various litigation which arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

          In connection with the sale of PICO's interests in Nevada Land and Resource Company, LLC ("NLRC") by the former members, a limited partnership agreed to act as consultant to NLRC in connection with the maximization of the development, sales, leasing, royalties or other disposition of land, water, mineral and oil and gas rights with respect to the Nevada property. In exchange for these services, the partnership will receive from NLRC a consulting fee calculated as 50% of any net proceeds that NLRC actually receives from the sale, leasing or other disposition of all or any portion of the Nevada property or refinancing of the Nevada property provided that NLRC has received such net proceeds in a threshold amount equal to the aggregate of: (i) the capital investment by GEC and the Company in the Nevada property (ii) a 20% cumulative return on such capital investment, and (iii) a sum sufficient to pay the United States federal income tax liability, if any, of NLRC in connection with such capital investment. Either party may terminate this consulting agreement in April 2002 if the partnership has not received or become entitled to receive by that time any amount of the consulting fee. No payments have been made under this agreement through December 31, 1997. By letter dated March 13, 1998, NLRC gave notice of termination of the consulting agreement based on NLRC's determination of a default by the partnership under the terms of the agreement. By letter dated March 20, 1998, legal counsel for the partnership wrote to NLRC and stated that the partnership was not in default under the terms of the consulting agreement. No other substantive activity has occurred.

6.    RECENT ACCOUNTING PRONOUNCEMENT

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for disclosure about operating segments in annual statements and selected information in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard is effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company does not expect this pronouncement to materially change the Company's current reporting and disclosures.

7.    PROPOSED BUSINESS COMBINATION

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

         On June 19, 1998, PICO and GEC jointly announced their intentions to proceed with the Plan of Arrangement, the terms and conditions, and the exchange ratio of .4628 of a share of PICO for each share of GEC. Completion of the Plan of Arrangement is subject to regulatory and shareholder approval.

8.    REGISTRATION OF COMMON STOCK HELD BY SUBSIDIARIES

         On May 11, 1998, PICO filed a Form S-3 with the SEC to register 4,572,015 shares of PICO common stock held by its subsidiaries. On May 29, 1998, PICO and GEC jointly announced their decision to withdraw those shares as available for sale.

9.    SUBSEQUENT EVENTS

         On July 30, 1998, PICO announced the sale by Guinness Peat Group plc ("GPG") of 3,362,585 shares of PICO common stock to several institutional investors at a price of $4.375 per share. Prior to this sale, GPC owned approximately 17.6% of the Company. This sale accounts for nearly all of GPG's holdings in PICO. In addition, PICO acquired 2,064,229 of its own shares from GPG at a cost of $1.6 million. In return, PICO agreed to assume GPG's obligations under call option agreements covering 2,064,229 shares of PICO common stock having an aggregate exercise price of $1.6 million. These call options expire on November 23, 2003.
     These shares are held in treasury by PICO.

         On July 31, 1998, APL paid a cash dividend to its sole shareholder, PIC, in the amount of $8 million. This amount will be subtracted from the expected purchase price paid for APL. See Note 2, "Discontinued Operations."

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Results of Operations -Three and Six Months Ended June 30, 1998 and 1997," "Liquidity and Capital Resources," and "Risk Factors and Uncertainties." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's registration statement on Form S-4 (File No. 333-06671), which was declared effective on October 3, 1996.

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


RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

SUMMARY
-------

    PICO reported net income of $1.1 million, or $0.03 per share, for the second quarter of 1998, compared with net income of $1.8 million, or $0.06 per share, during the same 1997 period. Per share amounts are expressed as basic earnings per share. Net income for the first six months of 1998 was $0.2 million, or $0.00 per share, versus $3.8 million, or $0.12 per share, during 1997. Net income for the second quarters of 1998 and 1997 included income of $0.1 million and a loss of $0.1 million, respectively, from discontinued operations, net of taxes. Income from discontinued operations included in net income for the first six months of 1998 and 1997, net of taxes, was $0.2 million and $0.1 million, respectively. Discontinued operations include the results of the Company's life and health insurance subsidiary, APL. See Note 2 of Notes to Consolidated Financial Statements, "Discontinued Operations," for additional information.

    Most of the decline in income for both the second quarter and first half of 1998 as compared to 1997 can be attributed to (1) reduced levels of investment income as a result of a smaller portfolio of interest- and dividend-paying securities and (2) reduced income from property and casualty ("P&C") insurance operations which has seen declining premium levels and increased expense ratios resulting from increasing competition and tighter underwriting scrutiny of Citation Insurance Company's ("CIC") business. Management is continually looking for ways to realize synergies and to leverage or reduce P&C insurance loss and loss adjustment expense and underwriting expense ratios, including expansion into additional states and lines of business. Net income included $0.5 million in income from GEC for the second quarter, and a loss of $0.2 million for the first six months of 1998. Although not consolidated with PICO until third quarter 1997, GEC added $0.2 million to PICO's income during both the second quarter and first half of 1997. Income before taxes and minority interest are analyzed in the sections that follow.

    Shareholders' equity increased $0.7 million during the second quarter to $111.6 million at June 30, 1998. This $0.7 million increase over March 31, 1998 resulted from second quarter net income of $1.1 million and unrealized appreciation of investments held for sale of $0.5 million, partially offset by a $0.8 million decline in the Company's foreign currency translation adjustment which goes directly through shareholders' equity rather than going through the income statement. Shareholders' equity was down $0.6 million for the first six months of 1998 from $112.2 million at December 31, 1997. This decline principally resulted from a $1.0 million decline in the foreign currency translation adjustment, partially offset by $0.3 million of unrealized appreciation of investments held for sale and net income of $0.2 million for the first half of 1998. Shareholders' equity per share calculated on an undiluted basis at June 30, 1998 was $3.71 compared to $3.73 at December 31, 1997.

    During the first half of 1998, assets decreased approximately $22.1 million to $408.2 million. Most of this decline resulted from the payment of claims by Physicians and was reflected in investments and cash and cash equivalent balances which were decreased by approximately $19.5 million during the six months. At the same time, loss and loss adjustment expense reserves dropped by more than $21.0 million. Assets included $16.2 million in net assets from APL classified as "net assets of discontinued operations" at June 30, 1998 and $16.0 million at December 31, 1997.

    Revenues from continuing operations of $13.7 million for the second quarter of 1998 equaled those of the prior 1998 quarter but were $3.5 million less than in the second quarter of 1997. Revenues for the first half of 1998 were $27.4 million, down $10.8 million from the previous year. Premium income was down $5.5 million for the second quarter and $10.9 million for the first half of 1998 compared to the same 1997 periods. As discussed in the property and casualty section below, several factors have contributed to the reduced property and casualty insurance revenues, including more selective underwriting of CIC's risks to reduce exposure to claims and increasing competition for commercial business in California. Investment income, net of expenses, was down $0.9 million for the quarter and for the six months as a result of the decreasing level of interest- and dividend-paying investments and a $0.3 million prior period adjustment to investment income. Realized investment gains, which tend to fluctuate widely from period to period, were $1.9 million above those of the second quarter of 1997 and $0.5 million less than those of the first half of 1997. Nearly $2.0 million in investment gains were realized by GEC during the second quarter of 1998 and $2.5 million during the six months. Revenues by business segment are shown in the sections that follow.

    The Company's ongoing operations are organized into five segments: portfolio investing; surface, water, geothermal and mineral rights; property and casualty insurance; medical professional liability insurance, and other operations. GEC's portfolio investing results are shown separately below for consistency of presentation and to simplify analysis since GEC's results were not consolidated with those of PICO during the first half of 1997. Life and health insurance operations are shown as discontinued operations based upon the pending sale of those operations. See Note 2 of Notes to Consolidated Financial Statements, "Discontinued Operations," for additional information.

    Revenues and income (loss) before taxes and minority interests from CONTINUING OPERATIONS, by business segment, are shown in the schedules that follow.

Operating Revenues--Continuing Operations:
------------------------------------------

                                                                 Three Months Ended        Six Months Ended
                                                                       June 30,                 June 30,
                                                                 ------------------        ----------------
                                                                  1998         1997         1998       1997
                                                                  ----         ----         ----       ----
                                                                                   (in millions)
Portfolio Investing                                              $(0.4)       $ 0.6        $ 0.5      $ 3.8
Portfolio Investing--Global Equity Corporation                     2.3                       3.3
Surface, Water, Geothermal and Mineral  Rights                     0.4                       0.6
Property and Casualty Insurance                                   10.4         15.1         21.1       31.7
Medical Professional Liability Insurance                           0.5          1.4          1.2        2.4
Other                                                              0.5          0.1          0.7        0.3
                                                                 -----        -----        -----      -----
         Total Revenues-Continuing Operations                    $13.7        $17.2        $27.4      $38.2
                                                                 =====        =====        =====      =====


Income (Loss) Before Taxes and Minority Interest--Continuing Operations:
------------------------------------------------------------------------

                                                        Three Months Ended         Six Months Ended
                                                              June 30,                 June 30,
                                                        ------------------         ----------------
                                                          1998       1997         1998          1997
                                                          ----       ----         ----          ----
                                                                        (in millions)
Portfolio Investing                                      $(1.1)                  $(0.6)        $ 2.8
Portfolio Investing--Global Equity Corporation             1.5                     1.5
Surface, Water, Geothermal and Mineral Rights             (0.3)                   (0.7)
Property and Casualty Insurance                            1.4       $2.0          1.0           2.9
Medical Professional Liability Insurance                  (0.3)       0.9         (0.4)          0.2
Other                                                      --        (0.3)        (0.1)         (0.5)
                                                         -----       ----        -----         -----
     Income Before Tax and Minority Interest             $ 1.2       $2.6        $ 0.7         $ 5.4
                                                         =====       ====        =====         =====


PORTFOLIO INVESTING
-------------------

    Portfolio investing operations are principally conducted by PICO, Physicians and GEC. GEC's portfolio investing results are shown separately in the section following this one. Investment revenues and realized investment gains or losses generated by Physicians are first allocated to the medical professional liability ("MPL") insurance segment equal to the amount of loss reserve discount accretion recorded during the period. The remainder is shown as portfolio investing revenue.

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

    Revenues and income or losses generated by PICO through its own portfolio are assigned entirely to portfolio investing. GEC's portfolio investing operations exclude the results attributable to the surface, water, geothermal and mineral rights segment.

    Portfolio investing revenues for the first six months of 1998 excluding GEC, which is stated separately below, amounted to approximately $0.5 million compared to $3.8 million during the first six months of 1997. Excluding realized investment gains, investment income from portfolio investing decreased $0.5 million during the first half of 1998 compared to the same 1997 period. This decrease was due to reduced portfolio levels of interest- and dividend-paying securities and a $0.3 million prior period adjustment of investment income recorded in the second quarter, partially offset by an approximate $0.8 million increase in investment income during the first quarter of 1998 relating to the take down of a capitalized interest asset no longer needed. A realized investment loss of $0.1 million was recorded during the first half of 1998 versus realized investment gains of $2.7 million during 1997, which included more than $1.9 million in realized gains from the sale of the Company's investment in Amvestors Financial Corporation. Additional revenues from realized investment gains of $2.5 million and $2.0 million were recorded during the first half and the second quarter of 1998, respectively, and are included in the "Portfolio Investing--Global Equity Corporation" segment following.

    During the second quarter of 1998, portfolio investing revenues declined $1.0 million compared to the 1997 second quarter amount of $0.6 million. As previously discussed, reduced portfolio levels and a $0.3 million reversal of previously recorded interest income were primarily responsible for this decline.

    Portfolio investing revenues (charges) are summarized below:

                                     PORTFOLIO INVESTING
                                                    Three Months Ended     Six Months Ended
                                                          June 30,              June 30,
                                                    ------------------     ----------------
                                                      1998       1997       1998       1997
                                                      ----       ----       ----       ----
                                                                  (in millions)
Portfolio Investing Revenues (Charges):
---------------------------------------
   Realized Investment Gains (Losses)                $ --        $0.1      $(0.1)      $2.7
   Investment Income (Charges)                        (0.4)       0.5        0.6        1.1
                                                     -----       ----      -----       ----
       Portfolio Investing Revenues (Charges)        $(0.4)      $0.6      $ 0.5       $3.8
                                                     =====       ====      =====       ====


    As shown in the following comparison, portfolio investing operations, excluding those of GEC, contributed a loss of $0.6 million to pre-tax operating income during the first six months of 1998 compared to income of $2.8 million during the same 1997 period. As shown above, realized investment gains accounted for approximately $2.8 million of this $3.4 million swing. Declining levels of interest- and dividend-paying securities partially offset by the previously-discussed $0.8 million reversal of a no longer needed capitalized interest asset account made up the remaining difference.

    Portfolio investing produced a pre-tax loss for the second quarter of 1998 of $1.1 million compared to a break even during the second quarter of 1997. Of this $1.1 million variance between years, $0.3 million resulted from the previously-discussed reversal of prior period interest income by Physicians. The remaining $0.8 million decline in portfolio investing pre-tax income resulted from the reduced portfolio of interest- and dividend-paying securities.

       Investment income varies significantly from period to period, influenced greatly by the timing of the realization of investment gains and losses. Consequently, future results cannot and should not be predicted based upon past performance alone.

    The breakdown of pre-tax operating income or loss from portfolio investing operations follows:

                                               PORTFOLIO INVESTING
                                                                      Three Months Ended         Six Months Ended
                                                                            June 30,                 June 30,
                                                                      ------------------         ----------------
                                                                        1998       1997           1998      1997
                                                                        ----       ----           ----      ----
                                                                                         (in millions)
Portfolio Investing Income (Loss) Before Tax:
---------------------------------------------
   PICO and Physicians                                                 $(1.1)     $(0.2)         $(0.6)     $2.6
   Equity in Unconsolidated Subsidiaries                                            0.2                      0.2
                                                                       -----      -----          -----      ----
       Portfolio Investing Pre-Tax Income (Loss)                       $(1.1)     $ --           $(0.6)     $2.8
                                                                       =====      =====          =====      ====


PORTFOLIO INVESTING--GLOBAL EQUITY CORPORATION
----------------------------------------------

    GEC is an international operating and investment company with offices in Toronto, Ontario, Canada and in La Jolla, California. GEC holds a portfolio of equity securities and convertible instruments in North American, Asian and European companies, as well as operating ownership of a number of interests in surface, water, geothermal and mineral rights in the western United States. Such operations are reported below in a separate segment entitled "Surface, Water, Geothermal and Mineral Rights," and are excluded from this discussion of GEC's portfolio investments.

Following is a breakdown of GEC's portfolio investing revenues and pre-tax income for the periods shown:

                        PORTFOLIO INVESTING--GLOBAL EQUITY CORPORATION
                                                               Three Months         Six Months
                                                                  Ended               Ended
                                                                 June 30,            June 30,
                                                                   1998                1998
                                                               ------------         ----------
                                                                        (in millions)
Global Equity Corporation-Revenues:
-----------------------------------
   Realized Investment Gains                                      $ 2.0               $ 2.5
   Investment Income                                                0.3                 0.6
   Other Income                                                                         0.2
                                                                  -----               -----
     Global Equity Corporation Revenues                           $ 2.3               $ 3.3
                                                                  =====               =====

GEC Income (Loss) Before Tax and Minority Interest:
---------------------------------------------------
   Global Equity Corporation                                      $ 1.8               $ 2.0
   Equity in Unconsolidated Affiliates                             (0.3)               (0.5)
                                                                  -----               -----
     Income Before Tax and Minority Interest                      $ 1.5               $ 1.5
                                                                  =====               =====


      As shown above, GEC added $3.3 million and $2.3 million to 1998 first half and second quarter revenues, respectively, including realized investment gains of $2.5 million for the six months and $2.0 million for the quarter. As discussed in the following section, GEC's subsidiaries engaged in surface, water, geothermal and mineral rights activities contributed additional revenues to the Company and an additional loss before tax and minority interest. As of June 30, 1998, on a stand-alone basis, approximately 47% of GEC's assets consisted of investments in debt and equity instruments and cash and cash equivalents. An additional 37% represents surface, water, geothermal and mineral rights operations.

    GEC's portfolio investing operations contributed $1.5 million in income to both the first six months and the second quarter of 1998. As previously discussed, these amounts included realized investment gains of $2.5 million and $2.0 million for the first six months and second quarter, respectively.

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

    As these subsidiaries of the Company were not part of the consolidated group until GEC joined the consolidation in the third quarter of 1997, prior years' results are not included with those of the Company. Revenues from continuing operations included in the consolidated financial statements of the Company from surface, water, geothermal and mineral rights generated by Vidler and NLRC were approximately $0.6 million and $0.4 million during the first half and second quarter of 1998, respectively. Revenues include land sales; lease of land, principally for grazing purposes; water sales and leasing and other income. Operating expenses exceeded revenues for both periods producing losses from continuing operations before taxes and minority interests of $0.7 million and $0.3 million for the six months and second quarter, respectively.

PROPERTY AND CASUALTY INSURANCE
-------------------------------

    Sequoia Insurance Company ("Sequoia") and CIC account for all of the ongoing P&C insurance revenues. These companies write predominately light commercial and multiple peril insurance coverage in central and northern California.

    Sequoia and CIC are continually seeking ways to realize savings and take advantage of synergies and to combine operations, wherever possible. To this end, Sequoia and CIC consolidated their home office operations in Monterey, California in July 1997.

    As shown below, earned premiums made up most of the P&C revenues. Premiums are earned pro-rata throughout the year according to the coverage dates of the underlying policies.

    Revenues and pre-tax income from property and casualty operations for the periods shown were as follows:

                          PROPERTY AND CASUALTY INSURANCE
                                            Three Months Ended     Six Months Ended
                                                  June 30,              June 30,
                                            ------------------     ----------------
                                              1998       1997       1998       1997
                                             -----      -----      -----      -----
P & C Revenues:                                           (in millions)
---------------
     Earned Premiums - Sequoia               $ 4.4      $ 8.0      $ 9.0      $15.3
     Earned Premiums - Citation                4.3        5.7        8.8       12.9
     Investment Income                         1.4        1.2        2.8        2.9
     Realized Investment Gains                 0.1                   0.1        0.2
     Other                                     0.2        0.2        0.4        0.4
                                             -----      -----      -----      -----
          Total P&C Revenues                 $10.4      $15.1      $21.1      $31.7
                                             =====      =====      =====      =====

P & C Income Before Taxes:
--------------------------
     Sequoia Insurance Company               $ 0.7      $ 1.5      $ 0.4      $ 2.0
     Citation Insurance Company                0.7        0.5        0.6        0.9
                                             -----      -----      -----      -----
          Total P&C Income Before Tax        $ 1.4      $ 2.0      $ 1.0      $ 2.9
                                             =====      =====      =====      =====

    Total P&C insurance revenues for the first six months of 1998 were $21.1 million, down $10.6 million from the first half of 1997. As shown above, declining earned premiums accounted for $10.4 million of this decrease. Principally as a result of continuing increased underwriting selectivity of CIC's business and aggressive competition for commercial multiple peril business in California, Sequoia's and CIC's earned premiums for the first six months of 1998 were down $6.3 and $4.1 million, respectively, from those of the same 1997 period. Much of the decline in Sequoia's earned premiums resulted from a reinsurance pooling agreement effective January 1, 1998 which provides for the pooling of all insurance premiums, losses, loss adjustment expenses ("LAE") and administrative and other insurance operating expenses between Sequoia and CIC. The reinsurance pooling agreement calls for these items to be split equally between the two companies. All new P&C insurance applications and policies coming up for renewal are now being processed through Sequoia and subjected to Sequoia's underwriting standards which are much tighter than those previously employed by CIC. As a result, a significant portion of CIC's prior book of business has not been renewed.

    As compared to the second quarter of 1997, second quarter 1998 P&C revenues of $10.4 million declined $4.7 million. This $4.7 million decline included a $5.0 million reduction in earned premiums and a partially offsetting $0.3 million increase in investment income and realized investment gains. As discussed above, all of CIC's business is now being processed through Sequoia and is subjected to much tighter underwriting standards resulting in fewer new policies and fewer renewals than written in the past by CIC. In addition, competition within California for commercial P&C insurance business continues at a heightened level.

    P&C insurance operations provided $1.0 million in income before taxes for the first six months of 1998 compared to $2.9 million during the first half of 1997. As shown above, $1.6 million of this $1.9 million decline was attributable to Sequoia and $0.3 million arose from CIC. Income before taxes for the first six months of 1997 was greater than during the first half of 1998 due to the higher level of 1997 earned premiums, lower loss and LAE and expense ratios (see industry ratios below), and approximately $0.5 million more in realized investment gains. The recent "El Nino" phenomenon also had a significant impact on the first six months of 1998. Sequoia and CIC management estimates the cost of storm losses incurred by the companies as a result of the 1998 El Nino phenomenon to be approximately $1.0 million.

    P&C insurance pre-tax income for the second quarter of 1998 of $1.4 million was approximately $0.6 million less than the $2.0 million recorded during the second quarter of 1997. As previously discussed, P&C insurance premiums earned during the second quarter of 1998 were down $5.0 million from those of the same 1997quarter, while corresponding losses and LAE declined by $4.1 million, accounting for $0.9 million of the $0.6 million change in pre-tax income between the two quarters. Partially offsetting this net $0.9 million decline, investment income and realized investment gains increased approximately $0.3 million. As shown above, Sequoia's pre-tax income decreased approximately $0.8 million during the 1998 second quarter as compared to the 1997 second quarter, while CIC's increased $0.2 million. Much of CIC's improvement resulted from the reinsurance pooling agreement previously discussed, producing a corresponding decline in Sequoia's individual company results.

    Industry ratios as determined on the basis of generally accepted accounting principles ("GAAP") for CIC for the periods shown were as follows:

                                          CIC'S GAAP INDUSTRY RATIOS
                                          --------------------------

                                 Three Months Ended          Six Months Ended
                                       June 30,                   June 30,
                                 ------------------          ----------------
                                  1998          1997        1998          1997
                                  ----          ----        ----          ----
Loss and LAE Ratio                64.4%         95.4%       75.0%         83.8%
Underwriting Expense Ratio        43.6%         13.9%       40.5%         26.0%
                                 -----         -----       -----         -----
     Combined Ratio              108.0%        109.3%      115.5%        109.8%
                                 =====         =====       =====         =====


    Industry ratios as determined on a GAAP basis for Sequoia for the periods shown were as follows:

                                        SEQUOIA'S GAAP INDUSTRY RATIOS
                                        ------------------------------

                                 Three Months Ended         Six Months Ended
                                      June 30,                   June 30,
                                 ------------------         ----------------
                                 1998         1997          1998         1997
                                 ----         ----          ----         ----
Loss and LAE Ratio               51.9%        46.7%         67.8%        58.9%
Underwriting Expense Ratio       47.1%        39.7%         44.1%        37.9%
                                 ----         ----         -----         ----
     Combined Ratio              99.0%        86.4%        111.9%        96.8%
                                 ====         ====         =====         ====


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

    The resulting increase in storm losses from the recent "El Nino" phenomenon was the principal cause of the increase in the loss and LAE ratios for Sequoia during the first six months of 1998 as compared to 1997. The improvement in CIC's loss and LAE ratios during the second quarter and first six months of 1998 was due to the reinsurance pooling agreement with Sequoia effective January 1, 1998 (Sequoia's loss and LAE ratios were much better than those of CIC prior to the reinsurance pooling agreement) and an improvement in CIC's own book of business resulting from subjecting CIC's business to the more stringent risk selection standards of Sequoia beginning in 1997. The increase in the underwriting expense ratios of both Sequoia and CIC during the second quarter and first six months of 1998 as compared to those of the same 1997 periods principally resulted from fixed overhead expenses being spread over a smaller 1998 premium base. The increase in Sequoia's loss and LAE ratio for the three months ended June 30, 1998, as compared to 1997 was principally a result of fixed claims overhead expenses being divided by a smaller premium base.

    Sequoia and CIC continue to identify and take advantage of synergies and other cost savings and to lessen the companies' exposure to undue risk. However, there can be no assurance that Sequoia and CIC will be successful in reducing their policies with higher loss ratios or that their loss ratios and/or expense ratios will improve in the future.

MEDICAL PROFESSIONAL LIABILITY OPERATIONS
-----------------------------------------

    Physicians' and PRO's MPL insurance business was sold to Mutual Assurance Inc. ("Mutual") on August 28, 1995. All new and renewal MPL insurance business written between July 16 and December 31, 1995 was 100% reinsured by Mutual. Physicians and PRO ceased writing new and renewal MPL insurance policies effective January 1, 1996. Physicians continues to administer and adjust the remaining claims and LAE reserves. Based upon careful analysis of various alternative scenarios for handling the runoff of the remaining claims reserves, management determined that the best option was to process the existing claims internally with existing staff, rather than through a third party administrator or through an outright sale of the claims and LAE reserves. In addition, it is expected that shareholders' equity may be better served by retaining the investments necessary to fund the payment of these claims and LAE reserves, managing them along with the rest of the Company's investment holdings, as opposed to selling or fully reinsuring these reserves and giving up the corresponding funds. However, there can be no assurance that funds generated by such retained investments will exceed claims. Accordingly, although the companies effectively ceased writing MPL insurance in 1995, MPL is treated as a separate business segment of continuing operations due to the continued management of claims and associated investments.

    Revenues and pre-tax income or loss from MPL operations included the following:

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                       Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                       ------------------     ----------------
                                         1998       1997       1998       1997
                                         ----       ----       ----       ----
                                                     (in millions)
MPL Revenues:
-------------
   Earned Premiums                      $(0.2)      $0.3      $(0.2)      $0.3
   Investment Income, Net of Expenses     0.7        1.1        1.4        2.1
                                        -----       ----      -----       ----
         MPL Revenues                   $ 0.5       $1.4      $ 1.2       $2.4
                                        =====       ====      =====       ====

MPL Income (Loss) Before Tax:           $(0.3)      $0.9      $(0.4)      $0.2
-----------------------------           =====       ====      =====       ====

    Since the withdrawal of Physicians and PRO from their personal automobile and homeowners lines of business in the late 1980's, MPL has, for all intents and purposes, been these two companies' only sources of insurance premiums.

    MPL insurance revenues amounted to $1.2 million for the first six months of 1998, just half of the $2.4 million recorded during the first six months of 1997. As shown above, approximately $0.5 million of this $1.2 million swing resulted from adjustments to premiums earned on policies written in prior years. The remaining $0.7 million decline was attributable to investment income. Investment income decreased compared to 1997 principally as a result of the reduced level of MPL claims and the associated reduced level of invested assets allocated to the MPL insurance business segment. MPL revenues for the second quarter of 1998 were $0.5 million compared to $1.4 million during the same 1997 quarter.

    MPL operations produced a pre-tax loss of approximately $0.4 million during the first six months of 1998 compared to $0.2 million in income during the same 1997 period. Premium adjustments as shown above accounted for $0.5 million of this $0.6 million swing between years. The second quarter of 1998 resulted in a pre-tax loss of $0.3 million compared to $0.9 million in income from the same 1997 quarter. Premium adjustments and reduced investment income as shown above accounted for $0.9 million of this difference. Increased expenses provided the remainder of this $1.2 million swing. Although second quarter MPL expenses were in line with expenses from previous quarters, second quarter 1997 expenses were abnormally low due to a prior period expense reversal recorded during that period.

    Physicians' claims department staff continues to process the runoff of the remaining MPL loss and loss adjustment expense claims which is progressing routinely. At June 30, 1998, MPL reserves totaled approximately $ 64.3 million, net of reinsurance and discount. This compares to $77.5 million at December 31, 1997. MPL loss and LAE reserves continue to decline as a result the disposition of claims.

                     MPL INSURANCE -- LOSS AND LAE RESERVES

                                           June 30,       December 31,
                                             1998             1997
                                           --------       ------------
                                                  (in millions)
Direct Reserves                             $106.1           $121.4
Ceded Reserves                               (33.9)           (34.8)
Discount of Net Reserves                      (7.9)            (9.1)
                                            ------           ------
     Net MPL Reserves                       $ 64.3           $ 77.5
                                            ======           ======

    Although MPL reserves are certified annually by two independent actuaries, as required by Ohio insurance regulations, significant fluctuations in reserve levels can occur based upon a number of variables used in actuarial projections of ultimate incurred losses and LAE.

OTHER OPERATIONS
----------------

    Other operations consist principally of the operations of PICO's subsidiary, Summit Global Management, Inc. ("Summit"). Also included are the activities of Raven Development Company ("Raven"), a real estate development subsidiary which is winding down its operations, and CLM Agency, Inc ("CLM"), an independent California insurance agency with minimal activity.

    Revenues and pre-tax income (loss) from other operations are summarized below for the periods shown:

                                          OTHER OPERATIONS
                                                          Three Months Ended       Six Months Ended
                                                               June 30,                 June 30,
                                                          ------------------       ----------------
                                                           1998        1997        1998        1997
                                                           ----        ----        ----        ----
                                                                         (in millions)
Revenues from Other Operations:
-------------------------------
   Investment Management Services                         $ 0.3       $ 0.3       $ 0.6       $ 0.6
     Less:  Intercompany Portfolio Mgmt. Charges           (0.1)       (0.3)       (0.2)       (0.4)
   Other                                                    0.3         0.1         0.3         0.1
                                                          -----       -----       -----       -----
          Revenue from Other Operations                   $ 0.5       $ 0.1       $ 0.7       $ 0.3
                                                          =====       =====       =====       =====

Other Operations-Income (Loss) Before Tax:
------------------------------------------
   Investment Management Services                                     $ 0.1                   $ 0.2
     Less:  Intercompany Portfolio Mgmt. Charges          $(0.1)       (0.3)      $(0.2)       (0.3)
   Other                                                    0.1        (0.1)        0.1        (0.4)
                                                          -----       -----       -----       -----
         Other Operations-Income (Loss) Before Tax        $ --        $(0.3)      $(0.1)      $(0.5)
                                                          =====       =====       =====       =====

    Revenues from other operations increased $0.4 million for the first six months of 1998 to $0.7 million compared to $0.3 million during the same 1997 period. These revenues for 1998 included approximately $0.4 million in Summit's investment management fees, excluding those billed to related parties, compared to $0.2 million during the first half of 1997. In addition, revenues included $0.1 million in real estate sales generated by Raven during the first six months of both 1998 and 1997. The first six months of 1998 also included $0.2 million in commission income from prior periods recorded by CLM in the second quarter. Revenues from other operations for the second quarter of 1998 of $0.5 million increased $0.4 million over the second quarter of 1997 due to increased investment management fees and the CLM commission income. No commission income was recorded by CLM during the comparable 1997 periods.

    Pre-tax, other operations showed a $0.1 million loss for the first six months and broke even for the second quarter of 1998 compared to a $0.5 million loss during the first half of 1997 and a $0.3 million loss during the second quarter of 1997. The improvement in the performance of other operations during the first six months of 1998 compared to 1997 was attributable to approximately $0.1 million in income from CLM in 1998 versus none in 1997 and a small amount of income from Stonebridge Partners AG (a Swiss affiliate which was deactivated in 1997) compared to a $0.3 million loss during the first six months of 1997. Income from Summit declined slightly during the first six months of 1998 due to increased operating expenses. The improvement in second quarter 1998 operations as compared to 1997 of $0.4 million was due to approximately $0.1 million in income from CLM in 1998 compared to none in 1997, an approximate $0.1 million decrease in Summit's income due to increased expenses in 1998, and a $0.4 million improvement in income from other activities, including Raven and Stonebridge Partners AG.

DISCONTINUED OPERATIONS
-----------------------

    Discontinued operations consist of the operations of APL. APL, Physicians' wholly-owned life insurance subsidiary, produced revenues of $4.4 million and pre-tax income of approximately $0.2 million during the first half of 1998. This compares to $2.8 million in revenues and pre-tax income of $0.1 million in 1997. Second quarter 1998 revenues were $2.2 million versus $1.2 million in 1997. Pre-tax income for the second quarter of 1998 was $0.1 million compared to a $0.1 million loss in 1997.

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


LIQUIDITY AND CAPITAL RESOURCES --JUNE 30, 1998 AND 1997

    PICO is a holding company whose assets principally consist of the stock of its subsidiaries. The Company continually evaluates its existing operations and searches for new opportunities in order to maximize shareholder value. Because of this business strategy, the Company's cash needs and those of its subsidiaries vary considerably from period to period. At times cash may not be readily available when an opportunity arises requiring the liquidation of securities, advances from subsidiaries, direct purchases of investments by subsidiaries, or the borrowing of funds. It may also become necessary and/or advantageous for the Company to offer stock or debt through public offerings from time to time. At times the Company may come to possess cash balances in excess of cash needs. Such cash is invested to provide maximum returns within the constraint of remaining liquid enough to meet expected future cash requirements. The Company's principal sources of funds are its available cash resources, liquidation of assets, bank borrowings, public financings, management and other fees, and borrowings.

     Each company within the group is expected to be able to stand on its own and cover its own cash flow needs without the need for long-term borrowing or additional capital infusions from within the Company, with the possible exceptions of additional capital requirements of Sequoia and CIC to maintain or improve their Best ratings or to meet minimum capital requirements. Physicians contributed an additional $5.5 million to Sequoia in 1997 for this purpose. Nevertheless, from time to time funds may be needed to cover short-term operating shortfalls (i.e. timing differences) or to expand the Company's operations (principally through investments and/or acquisitions) both at the subsidiary level and at the parent company level. Additional funding may be generated through, among other things, disposition or transfer of existing assets, issuance of additional capital stock through stock offerings, or through a public debt offering or other borrowing.

    Insurance has always been and continues to be a major source of funds for the Company. Physicians initially provided virtually all the funding necessary for the Company to execute its revised business strategy. Since the acquisition of Sequoia in 1995, management has made significant strides in improving Sequoia's operating performance. Management has taken a number of steps to improve CIC's profitability and cash flow since its acquisition in November 1996, including the sale of its workers' compensation business and its subsidiary, Citation National Insurance Company, in June 1997. Physicians' cash flows have had the greatest impact on the consolidated group during the past several years and should continue to do so for the foreseeable future, due to the wind down of the MPL business. Physicians, Sequoia and Citation had cash and cash equivalent balances at June 30, 1998 of $ 40.5 million. This compares to $46.5 million at December 31, 1997. A large portion of Sequoia's and Citation's investments is kept in the form of cash and cash equivalents to pay claims and expenses, due to the relatively short lag period between the receipt of premiums and payment of claims in the commercial property and casualty insurance business lines written by those companies.

     As a result of ceasing to write MPL insurance, Physicians' operating cash flows have become negative and should continue to be negative for the foreseeable future. Positive cash flows from other sources within Physicians, primarily reinsurance recoveries, and the sale of invested assets may partially or fully offset such uses of cash. Major cash outflows most likely will include the funding of claims and loss adjustment expenses, investment purchases, and operating costs.

    As of December 31, 1995, when Physicians and PRO ceased writing MPL, Physicians and PRO reported discounted unpaid loss and loss adjustment expense reserves of approximately $136.2 million, net of reinsurance. Based upon projections from past actuarial information, more than 75%, or $102 million, of these reserves is expected to be settled by the end of the year 2000. Past experience indicates that funding requirements should be greatest in the first through third years (1996 through 1998), accounting for more than 60% of the total eventual reserve and loss adjustment expense payments. As expected, loss and LAE reserves at December 31, 1996 declined more than 17.1% to $112.9 million after payment of more than $30 million in claims and LAE. During 1997, MPL reserves decreased $35.4 million, or 31.4%, to $77.5 million as of December 31, 1997 after payment of more than $38 million in losses and LAE. MPL reserves declined $13.2 million during the first six months of 1998 to $64.3 million. This represents more than a 50% decline in net discounted loss and LAE reserves since December 31, 1995.

    The Company's insurance subsidiaries attempt to structure the duration of invested assets to match the cash flows required to settle the related unpaid claims liabilities. Invested assets provide adequate liquidity to fund projected claims and LAE payments for the coming years. The Ohio and California Insurance Departments monitor and set guidelines for the insurance companies' investments. The Ohio and California Insurance Departments also set minimum levels of policyholder capital and surplus and monitor these levels through various means.

    To the extent that funds necessary for settling claims and paying operating expenses are not provided by existing cash and cash equivalents, investment income, reinsurance recoveries, and rental and other income, then invested assets will be liquidated. Short term and fixed maturity investments are managed to mature according to projected cash flow needs. Equity securities will be converted to cash as additional funds are required, with an anticipated maximum liquidation lead-time of approximately six months.

    At June 30, 1998, Physicians' and PRO's investment portfolios on a stand-alone basis contained invested assets of approximately $122.7 million, plus cash and cash equivalents of $4.3 million. These invested assets are in excess of the present value of expected future payouts of losses and loss adjustment expenses (discounted at 4%) of approximately $64.3 million. Physicians is in the process of selling APL, its life and health insurance subsidiary. When sold, the proceeds from this sale will provide additional available cash.

     Management hopes to maximize the return on all assets, including those needed to fund the eventual wrap-up of the MPL reserves through, among other things, value investing and managing the invested assets internally rather than liquidating assets to pay a third party to oversee the runoff of the existing claims. Management also elected to handle the runoff of the MPL claims internally to continue to maintain a high standard of claims handling and to maximize shareholder values. While management expects that certain of the Company's current and future investments may increase in value, offsetting some of the decline in assets during the period of runoff, the impact of future market fluctuations on the value of the Company's invested assets cannot be accurately predicted. Although assets will be managed to mature or liquidate according to expected payout projections, at times, in response to abnormal funding demands, some invested assets may need to be sold at inopportune times during periods of decline in the stock market or declines in the market values of the individual securities. Such forced sales are expected to occur infrequently and only under extreme circumstances; however, this cannot be guaranteed.

    The Company's active P&C insurance subsidiaries, Sequoia and CIC, should provide positive cash flows from operations once industry combined ratios (See the discussion of industry ratios under "Property and Casualty Insurance.") stabilize below 100% and premium writings remain at a constant or increasing level. At times it may be necessary to liquidate invested assets to provide the additional funds necessary to cover operating cash needs. Summit has been producing positive cash flows from operations and is expected to continue to do so in the future by producing investment management fees in excess of operating costs.

    A significant portion of the Company's assets (approximately 18.5% as of June 30, 1998) consist of surface, water, geothermal and mineral rights. Since the acquisitions of Vidler and NLRC by GEC and PICO, administrative and operating expenses have exceeded their on-going revenues. The Company anticipates that Vidler and NLRC will continue to incur operating losses from their operations until such time as they are able to receive significant revenues from development of projects, including water storage and supply programs, leases, royalties, and property sales. In addition to cash necessary to fund operating activities, Vidler and NLRC are expected to require additional funding for growth through acquisitions of additional surface, water, geothermal and mineral rights and other activities. These additional cash needs may require funding from sources outside the Company in the form of debt or equity.

    As shown in the accompanying Consolidated Statements of Cash Flows, operating activities used cash flows of $3.0 million during the first half of 1998 compared to $23.8 million used during the same 1997 period. The main sources of negative cash flow from operating activities for the first six months of 1998 were MPL operations and P&C operations. Physicians and PRO produced negative cash flow from operations of approximately $6.4 million due to the payment of claims and operating expenses in excess of investment and other income. Sequoia and CIC, principally as a result of reduced premium levels, experienced approximately $2.4 million in operating cash outflows during the same period. These amounts compare to net cash outflows from operations during the first half of 1997 of $22.9 million from Physicians and PRO and $2.6 million from Citation and Sequoia. GEC provided positive cash flows from operating activities for the first half of 1998 of approximately $8 million, but was not included in the 1997 consolidated financial statements. The principal sources of the favorable $20.8 million improvement in cash flow from operations between the first half of 1998 and 1997 were the $8 million added by GEC and a $12.2 million reduction in the amount of federal income taxes paid in 1998 as compared to 1997. Federal income taxes paid in the first half of 1997 principally arose from realized investment gains recorded in the fourth quarter of 1996. Federal income tax deposits on 1997 taxable income were for the most part paid in 1997 since the large realized investment gain from the sale of the Company's Resource America Inc. common stock occurred in the third quarter of 1997.

    Cash provided by investing activities during the first half of 1998 was $1.4 million compared to $21.0 million during the comparable 1997 period. The higher level of cash provided by investing activities in 1997 resulted from the sales of mature investments. Since that time, the Company has made significant investments in surface, water, geothermal and mineral rights. These assets are still in the process of development and, therefore, did not provide realized investment gains or losses during the first half of 1998.

    No cash was provided or used by financing activities during the first half of 1998, compared to cash used during the first half of 1997 of $2.9 million.

    On May 5, 1997, PICO agreed to provide a line of credit to PC Quote. The initial credit was for $1 million with repayment due September 30, 1997. The credit has since been increased to $3,250,000 with repayment due December 31, 1998.

    At June 30, 1998, the Company had no significant commitment for future capital expenditures, other than in the ordinary course of business and as discussed herein. Vidler has committed approximately $6.3 million in deposits and options to acquire additional surface, water, geothermal and mineral rights. The Company has also committed to maintain Sequoia's capital and statutory policyholder surplus level at a minimum of $7.5 million. Sequoia was well above this level as of December 31, 1997. The Company has also committed to make every attempt to maintain Sequoia's Best rating at or above the "B++" (Very Good) level, which may at some time in the future require additional capital infusions into Sequoia by the Company.

    As discussed in Note 7 to Notes to Consolidated Financial Statements, "Proposed Business Combination," PICO and GEC have announced their intent to proceed with a "Plan of Arrangement" whereby GEC shareholders would receive
 .4628 of a share of PICO for each share of GEC ("the Business Combination"). GEC would then become a wholly-owned subsidiary of PICO. While the Plan of Arrangement, if approved by shareholders and regulatory bodies, will significantly increase the number of PICO shares outstanding and the number of shares treated as treasury shares, cash resources should only be affected by the expenses to implement the Business Combination and any cash needed by GEC to pay dissenting shareholders for their shares.

    The Company continues to address the issue of the compatibility of systems software with the year 2000. Insurance premium, loss and statistical systems are particularly critical to the successful operation of the insurance companies. It is believed that the majority of these systems, which are different among the various insurance companies, currently correctly interpret the year 2000. The MPL insurance systems are known, however, to be incompatible. Projects are under way to test all insurance systems and correct the logic of these systems to make them compatible with the year 2000. Other operating systems consist of various accounting, billing, disbursement, and tracking systems which may or may not be compatible with the year 2000. For the most part, these systems are in the process of being updated by their vendors. Tests will be run to ensure the compatibility of these systems, also. Management expects these projects to be completed by the end of 1998. In addition to resources expended in researching and correcting systems, additional outlays may be necessary to purchase and install new software compatible with the year 2000. The estimated costs of this project are undetermined at this time.

CAPITAL RESOURCES
-----------------

    The Company's principal sources of funds are its available cash resources, operating cash flow, liquidation of non-essential investment holdings, borrowings, public and private debt and equity offerings, funds from consolidated tax savings, and investment management and other fees. At June 30, 1998, the Company had $54.4 million in cash and cash equivalents compared to $56.4 million at December 31, 1997.

ADDITIONAL RISK FACTORS AND UNCERTAINTIES
-----------------------------------------

    The statements contained in this report that are not purely historical, including statements regarding the Company's expectations, beliefs, intentions, plans or strategies, are forward-looking statements. These forward -looking statements are subject to risks and uncertainties, including the risks and uncertainties discussed below. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Readers are cautioned not to place undue reliance upon any such forward-looking statements. In addition to the risks and uncertainties discussed in the preceding sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations," the following risk factors are also inherent in the Company's business operations:

    CHANGE IN STRATEGIC DIRECTION. In late 1994, the Company began the process of changing its strategic direction from the operation of an MPL insurance business to investing in businesses which management believes are undervalued or will benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with existing operations. Accordingly, in January 1995, the Company reactivated its investment advisory subsidiary, Summit; in August 1995 acquired Sequoia and entered new lines of property and casualty insurance; in August 1995 sold its MPL insurance business; in September 1995 purchased 38.2% of GEC, a Canadian corporation active in international investments, agricultural services, water rights, and other businesses; in November 1996 acquired control of Citation Insurance Group ("CIG") pursuant to the Merger; in April 1997 acquired 25.23% ownership of Nevada Land and Resource Company which owns approximately 1,365,000 acres of deeded land in northern Nevada; in June 1997 sold its workers' compensation business; and in July and August 1997, increased its ownership in GEC to 51.17%. On May 8 and June 19, 1998, the PICO and GEC jointly announced their intentions to combine through a "Plan of Arrangement". Due to the Company's limited experience in the operation of the businesses of each of these subsidiaries, which currently constitute a substantial portion of the Company's operations, there can be no assurance as to the future operating results of the Company or acquired businesses of the Company.

    The Company will continue to make selective investments for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This could involve the restructuring of the financing or management of the entities in which the Company invests and initiating and facilitating mergers and acquisitions. This business strategy has been implemented gradually during the past three to four years. For this reason and others, including but not limited to the variability of the securities markets and the uncertainties associated with trying to predict future results based upon past performance, PICO's historical financial statements are not indicative of the possible future results of this new business strategy. Shareholders are relying on the experience and judgment of the Company's management to locate, select and develop new acquisition and investment opportunities. There can be no assurance that sufficient opportunities will be found or that this business strategy will be successful. Failure to successfully implement this strategy may negatively impact the business and financial condition and results of operations of the Company.

    Application of the Company's new strategy since 1995 has resulted in a greater concentration of equity investments held by the Company. Market values of equity securities are subject to changes in the stock market, which will cause the Company's shareholders' equity to fluctuate from period to period. At times the Company may hold securities of companies for which no market exists or which may be subject to restrictions on resale. As a result, periodically, a portion of the Company's assets may not be readily marketable, which would restrict the Company's ability to liquidate its interests in these entities.

      PICO and GEC through NLRC and Vidler have committed a significant portion of their assets to surface, water, geothermal and mineral rights. There can be no assurance that the market value of these assets will increase over time. In addition, there are a number of risks associated with the successful development of the Company's and GEC's water rights business including, but not limited to, water price volatility; environmental concerns; political opposition; uncertainty of future demand / revenues; concentration of revenue sources in a limited number of assets; and dependence on key personnel. There can be no assurance that Vilder and NLRC will be successful in developing their surface, water, geothermal and mineral rights assets.

    DEPENDENCE ON KEY PERSONNEL. The Company has several key executive officers, the loss of whom could have a significant adverse effect on the Company. In particular, Ronald Langley, PICO's Chairman, and John R. Hart, PICO's President and Chief Executive Officer, play key roles in the Company's and GEC's investment decisions. Messrs. Langley and Hart have entered into employment agreements with PICO and a wholly-owned subsidiary of GEC as of December 31, 1997, all for a period of four years. Messrs. Langley and Hart are key to the implementation of the Company's new strategic focus, and the ability of the Company to implement its current strategy is dependent on its ability to retain the services of Messrs. Langley and Hart.

    RISKS REGARDING PHYSICIANS; CONTINUING MPL LIABILITY. In August 1995, the MPL insurance business and related liability insurance business of Physicians and PRO were sold. Physicians and PRO retained all assets and liabilities related to insurance policies written prior to the sale of the recurring book of business. Physicians and PRO will continue to administer claims and loss adjustment expenses under MPL insurance policies issued or renewed prior to July 16, 1995. Cash flow needed to fund the day-to-day operations and the payment of claims and claims expenses will be provided by investment income, lease income, and proceeds from the sale or maturity of securities.

    Under the terms of the Company's MPL policies, these policies have an extended reporting period for claims. Under Ohio law the statute of limitations is one year after the cause of action accrues. Also, under Ohio law there is a four-year statutory time bar; however, this has been construed judicially to be unconstitutional in situations where the plaintiff could not have reasonably discovered the injury in that four-year period. Claims of minors must be brought within one year of the date of majority. As a result, some claims may be reported a number of years following the expiration of the MPL policy period. Physicians and PRO have established reserves to cover losses and loss adjustment expense on claims incurred under the MPL policies issued or renewed to date including not only those claims reported to date, but also those incurred but not yet reported. The amounts established and to be established by Physicians and PRO for loss and LAE reserves are estimates of future costs based on various assumptions and, in accordance with Ohio law, have been discounted (adjusted to reflect the time value of money). These estimates are based on actual and industry experience and assumptions and projections as to claims frequency, severity and inflationary trends and settlement payments. In accordance with Ohio law, Physicians and PRO annually obtain a certification from an independent actuary that respective reserves for losses and LAE are adequate. Physicians and PRO also obtain a concurring actuarial opinion.

     Physicians' and PRO's reserves for losses and LAE for prior years developed favorably in 1994, and these reserves were decreased by $12.7 million in 1994. Reserves also developed favorably in 1995; however, accretion of reserve discount exceeded the amount of favorable development and retroactive reinsurance, resulting in a $3.2 million increase in liabilities for prior years' claims. As a result of continued favorable claims experience, reserves for prior years' claims were further reduced in the first and fourth quarters of 1996. However, based upon actuarial indications from data through June 30, 1997, Physicians' MPL claims reserves were increased by $2 million during the third quarter of 1997 due to somewhat deteriorated claims experience during the first six months of 1997. At the same time, favorable development of Physicians' and PRO's discontinued personal lines reserves (automobile, homeowner, etc.) allowed reserve reductions of $750,000 during the third quarter of 1997. Due to the inherent uncertainties in the reserving process there is a risk that Physicians' and PRO's reserves for losses and LAE could prove to be inadequate which could result in a decrease in earnings and shareholders' equity. Adverse reserve development can reduce statutory policyholders' surplus or otherwise limit the growth of such policyholders' surplus and, correspondingly, shareholders' equity.

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

    GLOBAL INVESTMENT VOLATILITY. As a result of global diversification, investment decisions already made and which may be made in the future, particularly with regard to GEC, the Company's revenues may be adversely affected by economic, political and governmental conditions in countries where it maintains investments or operations, such as volatile interest rates or inflation, the imposition of exchange controls which could restrict the Company's ability to withdraw funds, political instability and fluctuations in currency exchange rates.

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

    COMPETITION. There are several hundred P & C insurers licensed in California, many of which are larger and have greater financial resources than CIC, and Sequoia; offer more diversified types of insurance coverage; have greater financial resources and have greater distribution capabilities than the insurance companies of the group. The presence of these competitors or competitive developments in the future could adversely affect the Company's business and results of operations.

    A.M. BEST RATINGS. A.M. Best ("Best") has assigned Sequoia a rating of B++ (Very Good) and APL has had a Best rating of B+ (Very Good) since 1983. CIC was recently upgraded from a B- (Adequate) to a B+ (Very Good) by Best. Physicians and PRO are currently rated, and have been for a number of years, NR-3 (rating procedure inapplicable). Best's ratings reflect the assessment of A.M. Best and Company of the insurer's financial condition, as well as the expertise and experience of management. Therefore, Best ratings are important to policyholders. Best ratings are subject to review and change over time. Failure to maintain or improve their Best ratings could have a material adverse effect on the ability of the insurance companies to write new insurance policies, as well as potentially reduce their ability to maintain or increase market share. Management believes that many potential customers will not insure with an insurer that carries a Best rating of less than B+, and that customers who do so will demand lower rate structures. There can be no assurance that any of the insurance companies' ratings will be maintained or increased, and a downgrade would likely adversely affect the Company's business and results of operations.

    CYCLICAL NATURE OF THE P&C INDUSTRY. The P & C insurance industry has been highly cyclical, and the industry has been in a cyclical downturn over the last several years due primarily to competitive pressures on pricing, which has resulted in lower profitability. Pricing is a function of many factors, including the capacity of the P&C industry as a whole to write business, which varies according to the level of an individual company's policyholders' surplus and policyholders' surplus of the P&C industry and returns on the investment portfolio. The level of surplus in the industry varies with returns on invested capital and regulatory barriers to withdrawal of surplus. Increases in surplus have generally been accompanied by increased price competition among P & C insurers. The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including natural disasters, fluctuations in interest rates, and other changes in the investment environment which affect market prices of insurance companies' investments and the income from those investments. Inflationary pressures affect the size of losses and judicial decisions affect insurers' liabilities. These trends may adversely affect the Company's business, financial condition and results of operations.

    INSURANCE COMPANY CAPITAL AND SURPLUS TESTING. In the past few years, the NAIC has developed risk-based capital ("RBC") measurements for both property and casualty and life and health insurers. The measures provide the various state regulators with varying levels of authority based on the adequacy of an insurer's RBC. The insurance companies' RBC results are reported annually in their statutory Annual Statements to the insurance departments. Failure to meet one or more RBC level may result in state regulators requiring the insurance company to submit a business plan demonstrating attainment of the required RBC level. This may entail the addition of capital, a restructuring of assets and liabilities, or changes in operations. At or below certain lower RBC levels, state regulators may supervise the operation of the insurance company and/or require the liquidation of the insurance company. Failing to meet RBC levels could adversely affect the Company's business, financial condition and results of operations.

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

    RISKS ASSOCIATED WITH FAILURE TO MANAGE GROWTH. The Company's growth internally and through its numerous acquisitions has placed, and further expansion would continue to place, significant strain on its limited personnel, management and other resources. The Company's ability to manage any future growth may require it to attract, train, motivate and manage new employees successfully, to integrate new employees effectively into its operations and to continue to improve its operational, financial, management and information systems and controls. The failure to manage any further growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

    FAILURE TO QUALIFY FOR EXEMPTION UNDER INVESTMENT COMPANY ACT. The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. However, if the company fails to qualify for exemption from registration as an investment company, its ability to use leverage would be substantially reduced, and it would be subject to significant additional disclosure obligations and restrictions on its operational activities.

                           PART II: OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders:

         None.

Item 6:  Exhibits and Reports on Form 8-K:

         (a)   Exhibits:

               See Exhibit Index.

         (b)   Reports on Form 8-K:

 Form       Date Filed                          Description
------    --------------     ---------------------------------------------------
 8-K       May 20, 1998      Initial announcement that PICO is considering a
                             proposal in which PICO would combine with Global
                             Equity Corporation through a Plan of Arrangement.

 8-K       July 21, 1998     Announcement of favorable response by Global Equity
                             Corporation's independent committee of directors regarding Plan of Arrangement. Disclosure of share exchange ratio.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PICO HOLDINGS, INC.

Dated:  August 12, 1998          By: /s/ Gary W. Burchfield
                                    --------------------------------
                                    Gary W. Burchfield
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

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

 +++++ 16.1           Letter regarding change in Certifying Accountant from
                      Deloitte & Touche LLP, independent auditors.

     # 21             Subsidiaries of PICO.

       27             Financial Data Schedule.

   ### 99. Announcement of PICO's consideration of proposed combination with GEC through a Plan of Arrangement.

  #### 99. Announcement of GEC's independent committee of directors favorable response to the proposed Plan of Arrangement. Disclosure of share exchange ratio.


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

      ### Incorporated by reference to exhibit of same number filed with Form 8-K dated May 20, 1998.

     #### Incorporated by reference to exhibit of same number filed with Form 8-K dated July 21, 1998.

        -             Executive Compensation Plans and Agreements.