Form 10-Q
period 1998-09-30
PICO HOLDINGS INC /NEW
filed 1998-11-12
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                               YES   X   NO
                                   -----    -----

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 32,591,718 as of September 30, 1998. As of such date, 6,636,244 shares of common stock were held by the registrant and subsidiaries of the registrant.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                        TABLE OF CONTENTS
                                                                                         PAGE NO.
                                                                                         --------
PART I:  FINANCIAL INFORMATION

         Item 1:     Financial Statements

                     Consolidated Balance Sheets as of                                       3
                     September 30, 1998 and December 31, 1997

                     Consolidated Statements of Income                                       4
                     for the Three and Nine Months Ended September 30, 1998 and 1997

                     Consolidated Statements of Cash Flows for                               5
                     the Nine Months Ended September 30, 1998 and 1997

                     Notes to Consolidated Financial Statements                              6

         Item 2:     Management's Discussion and Analysis of Financial                      10
                     Condition and Results of Operations


PART II:  OTHER INFORMATION

         Item 4:     Submission of Matters to a Vote of Security Holders                    30

         Item 6:     Exhibits and Reports on Form 8-K                                       30

         Signature                                                                          31

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                                     PICO HOLDINGS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                      (In thousands, except share data)
                                                                              September 30,     December 31,
                                                                                   1998             1997
                                                                              -------------     ------------
                                    ASSETS
Investments                                                                      $131,769         $160,297
Cash and cash equivalents                                                          70,959           56,436
Accrued investment income                                                           1,817            1,722
Premiums and other receivables, net                                                 9,704           20,682
Reinsurance receivables                                                            70,378           75,026
Prepaid deposits and reinsurance premiums                                          11,201            2,235
Deferred policy acquisition costs                                                   5,438            5,321
Surface, water, geothermal and mineral rights                                      76,816           75,177
Property and equipment, net                                                         4,531            8,551
Deferred income taxes                                                               9,562            2,965
Other assets                                                                        5,441            5,931
Net assets of discontinued operations                                               8,326           15,950
                                                                                 --------         --------
         Total Assets                                                            $405,942         $430,293
                                                                                 ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Loss and loss adjustment expense, net of discount                                $169,473         $196,096
Unearned premiums                                                                  30,343           21,635
Reinsurance balance payable                                                        11,897            8,076
Deferred gain on retroactive reinsurance                                            1,876            2,168
Integration liability                                                                 309              546
Other liabilities                                                                  17,584           15,381
Taxes payable                                                                                          968
Excess of fair value of net assets aquired over purchase price                      4,639            5,065
                                                                                 --------         --------
       Total Liabilities                                                          236,121          249,935
                                                                                 --------         --------

MINORITY INTEREST                                                                  61,394           68,207
                                                                                 --------         --------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 5 AND 7)

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 2,000,000 shares, none issued
Common stock, $.001 par value; authorized 100,000,000 shares,
     issued 32,591,718 in 1998 and 1997                                                33               33
Additional paid-in capital                                                         51,547           43,147
Retained earnings                                                                  84,602           83,718
Accumulated other comprehensive loss                                               (7,926)          (4,918)
Treasury stock, at cost (4,556,860 common shares at September 30, 1998;
     2,492,631 common shares at December 31, 1997)                                (19,829)          (9,829)
                                                                                 --------         --------
         Total Stockholders' Equity                                               108,427          112,151
                                                                                 --------         --------
                 Total Liabilities and Stockholders' Equity                      $405,942         $430,293
                                                                                 ========         ========

                See notes to consolidated financial statements.

                                               PICO HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                                               (In thousands, except per share data)
                                                                                Three Months Ended             Nine Months Ended
                                                                                   September 30,                  September 30,
                                                                              ----------------------        ----------------------
                                                                                1998           1997           1998           1997
                                                                              -------        -------        -------        -------
REVENUES:
     Premium income                                                           $ 8,805        $11,622        $26,398        $40,101
     Investment income, net                                                     2,201          2,407          7,382          8,509
     Net realized gains on investments                                             35         27,054          2,509         29,999
     Other income                                                               1,140          2,725          3,280          3,430
                                                                              -------        -------        -------        -------
             Total revenues                                                    12,181         43,808         39,569         82,039
                                                                              -------        -------        -------        -------

EXPENSES:
     Loss and loss adjustment expenses                                          5,737          9,956         19,398         31,494
     Insurance underwriting and other expenses                                  6,444          9,092         18,960         20,314
                                                                              -------        -------        -------        -------
              Total expenses                                                   12,181         19,048         38,358         51,808
                                                                              -------        -------        -------        -------

     Equity in losses of investee                                                (184)                         (671)
                                                                              -------        -------        -------        -------

        Income (loss) from continuing operations before income taxes
              and minority interest                                              (184)        24,760            540         30,231

     Provision (benefit) for federal, foreign and state income taxes             (988)         8,181            (58)         9,840
                                                                              -------        -------        -------        -------

         Income from continuing operations before minority interest               804         16,579            598         20,391

      Minority interest in (income) loss of subsidiary                           (178)           537             28            447
                                                                              -------        -------        -------        -------

          Income from continuing operations                                       626         17,116            626         20,838

     Income from discontinued operations, net of federal income tax provision (benefit) of $(6) and $622 for the three months and
         $38 and $642 for the nine months in 1998 and 1997, respectively          103            744            258            838
                                                                              -------        -------        -------        -------

     Net income                                                               $   729        $17,860        $   884        $21,676
                                                                              =======        =======        =======        =======

     Net income per common share (basic):
             Continuing operations                                            $  0.02        $  0.51        $  0.02        $  0.64
             Discontinued operations                                             0.00           0.02           0.01           0.03
                                                                              -------        -------        -------        -------
                 Net income per common share                                  $  0.02        $  0.53        $  0.03        $  0.67
                                                                              =======        =======        =======        =======
                 Weighted average shares outstanding                           31,049         33,870         32,076         32,515
                                                                              =======        =======        =======        =======

     Net income per common share (diluted):
             Continuing operations                                            $  0.02        $  0.51        $  0.02        $  0.62
             Discontinued operations                                             0.00           0.02           0.01           0.03
                                                                              -------        -------        -------        -------
                 Net income per common share                                  $  0.02        $  0.53        $  0.03        $  0.65
                                                                              =======        =======        =======        =======
                 Weighted average shares outstanding                           33,286         33,883         34,992         33,430
                                                                              =======        =======        =======        =======

                 See notes to consolidated financial statements.

                                 PICO HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                            (In thousands)
                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                            1998            1997
                                                                          --------        --------
OPERATING ACTIVITIES
       Net cash used in operating activities                              $(11,518)       $(35,993)
                                                                          --------        --------

INVESTING ACTIVITIES:
       Investments purchased                                                (6,848)       (373,864)
       Investments sold                                                     21,568         168,422
       Investments matured                                                      25         281,303
       Net sales of real estate                                                 77              19
       Sale of business                                                     13,108
       Proceeds from sale of property and equipment                          3,945               8
       Purchases of property and equipment                                     (87)           (713)
       Investment in surface, water, geothermal and mineral rights          (1,204)
       Investment in affiliate                                                (695)
       Purchased cash from acquired subsidiary                                              18,108
       Other                                                                (1,613)         (2,885)
                                                                          --------        --------
             Net cash provided by investing activities                      28,276          90,398
                                                                          --------        --------

FINANCING ACTIVITIES:
       Issuance of common stock                                                                274
       Purchase of treasury stock                                           (1,600)           (163)
                                                                          --------        --------
             Net cash (used in) provided by financing activities            (1,600)            111
                                                                          --------        --------

Effect of exchange rate changes on cash                                       (635)             66
                                                                          --------        --------

NET INCREASE IN CASH                                                        14,523          54,582

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              56,436          54,916
                                                                          --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 70,959        $109,498
                                                                          ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for:
          Income taxes                                                    $    440        $ 14,259
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

         In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of September 30, 1998 and December 31, 1997 and results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997, have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations and Risks and Uncertainties contained in the Company's Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 1997 and Forms 10-Q for the quarters ended March 31 and June 30, 1998 as filed with the SEC.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of unpaid losses and loss adjustment expenses, future policy benefits, deferred policy acquisition costs, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of September 30, 1998 and December 31, 1997, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

         Global Equity Corporation ("GEC") is included in the consolidated balances of the Company as of September 30, 1998 and December 31, 1997 and for the three and nine months ended September 30, 1998 and 1997 based on PICO's increased ownership in GEC to 51.17% on August 19, 1997. PICO accounted for GEC under the equity method of accounting prior to August 19, 1997. Amounts reported for the three and nine months ended September 30, 1997 include GEC's consolidated results of operations for the entire nine month period ended September 30, 1997 and reflect the elimination of the equity in earnings of investee and equity changes of investee company related to GEC reported in the Company's consolidated financial statements as of and for the three months ended March 31, 1997 and as of and for the three and six months ended June 30, 1997. Also see NOTE 7, "PROPOSED BUSINESS COMBINATION."

2.    DISCONTINUED OPERATIONS

         On June 16, 1997, PICO announced the signing of a definitive agreement to sell the Company's life and health insurance subsidiary, American Physicians Life Insurance Company ("APL") and its wholly-owned subsidiary, Living Benefit Administrators Agency, Inc. The closing is subject to certain closing conditions, including regulatory approval which is still pending. The expected purchase price is approximately $17 million less any dividends distributed by APL to its sole shareholder, The Physicians Investment Company ("PIC"), prior to closing. On July 31, 1998, APL paid a cash dividend to PIC in the amount of $8 million. This amount will be subtracted from the expected purchase price paid for APL. It is expected that the purchase price will be paid in cash.

         Because APL and its subsidiary represent a major segment of the Company's business, in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business," APL's operations have been classified as discontinued operations. The net assets of APL have been shown as a single line item in the accompanying balance sheets as "Net assets of discontinued operations." The book value assigned to such net assets at December 31, 1997 of $15,949,989 and $8,326,179 as of September 30, 1998
     was based upon the net book value of APL as of those dates as determined on the basis of generally accepted accounting principles. The consolidated statements of income for the three and nine months ended September 30, 1998 and 1997 and consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 reflect the discontinued operations. The primary remaining assets and liabilities of APL as of those dates were investments, cash and cash equivalents, and accident and health insurance reserves. The Company expects to realize a small gain on the sale.

         Following is an unaudited summary of APL's stand alone financial results for the periods included in the statements of income as discontinued operations in the accompanying financial statements:

                                    Three Months Ended September 30,     Nine Months Ended September 30,
                                    --------------------------------     -------------------------------
                                            1998       1997                      1998       1997
                                           ------     ------                    ------     ------
                                                  (in thousands, except per share amounts)
Total revenues                             $2,931     $1,262                    $7,291     $4,041
Income before taxes                            96          9                       295        123
Net income                                    104         15                       258        109
Net income per share-Basic and Diluted     $ 0.00     $ 0.00                    $ 0.00     $ 0.00

3.    EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for financial statements issued after December 15, 1997. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" earnings per share ("EPS") by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15. Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation. The Company adopted the new method of reporting EPS for the year ended December 31, 1997, and the September 30, 1997 financial statements have been restated to reflect the change. Included in the options for the three and nine months ended September 30, 1998 is the dilutive effect of the stock options discussed in NOTE 8, "RELATED PARTY TRANSACTIONS".

         Reconciliation of basic and diluted EPS is as follows:

                                                Three Months Ended September 30,  Nine Months Ended September 30,
                                                --------------------------------  -------------------------------
                                                       1998        1997                  1998        1997
                                                     -------     -------               -------     -------
                                                           (in thousands, except per share amounts)
Net income                                           $   729     $17,860               $   884     $21,676
                                                     =======     =======               =======     =======

Basic earnings per share                             $  0.02     $  0.53               $  0.03     $  0.67
                                                     =======     =======               =======     =======

Basic weighted average common shares outstanding      31,049      33,870                32,076      32,515

Options                                                2,237          13                 2,916         915
                                                     -------     -------               -------     -------

Diluted weighted average common and
        common equivalent shares outstanding          33,286      33,883                34,992      33,430
                                                     =======     =======               =======     =======

Diluted earnings per share                           $  0.02     $  0.53               $  0.03     $  0.65
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

         Reconciliation of net income as reported in the consolidated statements of income to consolidated comprehensive income (loss) is as follows:

                                                 Three Months Ended September 30,     Nine Months Ended September 30,
                                                 --------------------------------     -------------------------------
                                                     1998              1997               1998              1997
                                                   -------           --------           -------           --------
                                                         (in thousands)                     (in thousands)
Comprehensive income (loss):
     Net income                                    $   729           $ 17,860           $   884           $ 21,676
     Net unrealized depreciation
        on available for sale investments           (1,524)           (13,270)           (1,200)           (14,216)
     Net change in cumulative foreign
        currency adjustments                          (775)               529            (1,808)               199
                                                   -------           --------           -------           --------
Total comprehensive income (loss)                  $(1,570)          $  5,119           $(2,124)          $  7,659
                                                   =======           ========           =======           ========

         The income tax effects of items relating to other comprehensive income
     (loss) were deferred income tax benefits of $0.8 million and $0.6 million for the three and nine months ended September 30, 1998, respectively, and $7 million and $7.7 million for the three and nine months ended September 30, 1997, respectively.

5.    COMMITMENTS AND CONTINGENCIES

         The Company is subject to various litigation which arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

         In connection with the purchase of PICO's interests in Nevada Land and Resource Company, LLC ("NLRC") from the former members, a limited partnership agreed to act as consultant to NLRC in connection with the maximization of the development, sales, leasing, royalties or other disposition of land, water, mineral and oil and gas rights with respect to the Nevada property. In exchange for these services, the partnership will receive from NLRC a consulting fee calculated as 50% of any net proceeds that NLRC actually receives from the sale, leasing or other disposition of all or any portion of the Nevada property or refinancing of the Nevada property provided that NLRC has received such net proceeds in a threshold amount equal to the aggregate of: (i) the capital investment by GEC and the Company in the Nevada property (ii) a 20% cumulative return on such capital investment, and (iii) a sum sufficient to pay the United States federal income tax liability, if any, of NLRC in connection with such capital investment. Either party may terminate this consulting agreement in April 2002 if the partnership has not received or become entitled to receive by that time any amount of the consulting fee. No payments have been made under this agreement. By letter dated March 13, 1998, NLRC gave notice of termination of the consulting agreement based on NLRC's determination of a default by the partnership under the terms of the agreement. By letter dated March 20, 1998, legal counsel for the partnership wrote to NLRC and stated that the partnership was not in default under the terms of the consulting agreement. NLRC has informed the partnership that it continues to consider the partnership to be in default under the terms of the agreement and thus that the consulting agreement is terminated. No other substantive activity has occurred.

         On September 30, 1998, PICO announced that it and its wholly-owned subsidiary, Physicians Insurance Company of Ohio ("Physicians"), signed an agreement on September 23, 1998 with PC Quote, Inc. ("PC Quote"). The agreement provides for the conversion of Physicians' $2.5 million PC Quote subordinated convertible debenture into PC Quote Series A 5% Convertible Preferred Stock and for the conversion of PICO's $3.3 million working capital loan in return for PC Quote Series B 5% Convertible Preferred Stock. The agreement is subject to completion of certain conditions, including approval by PC Quote's shareholders.

         If consummated, this transaction will increase the Company's ownership of the outstanding voting shares of PC Quote from approximately 18% to approximately 40%. In conjunction with this increase in voting ownership of PC Quote shares, the Company will change its accounting for its common stock investment from fair value accounting as prescribed by SFAS No. 115 to equity accounting under the provisions of APB No. 18. Among other things, APB No. 18 requires the common stock investment account, results of operations, and retained earnings to be adjusted retroactively to reflect application of the equity method of accounting. The common stock warrants and the Series A and B Preferred stock will be accounted for at cost as the securities are not traded on a listed securities exchange. The Company is currently determining the impact of this potential change on its financial position and results of operations.

         On October 7, 1998, PICO signed an agreement guaranteeing payment of Vidler Water Company's ("Vidler") obligations under an agreement with a third party to participate in a 1 million acre-foot underground water storage program. The water storage banking program has been operating for approximately two years. The agreement gives Vidler an 18.5% interest in the storage operation. The maximum obligation under this guarantee is $3.2 million, adjusted annually by a specific consumer price index. The guarantee expires October 7, 2008.

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

         On September 22, 1998, PICO and GEC jointly announced that on September 18, 1998, they filed with the SEC their Joint Proxy Statement in connection with their proposed business combination. The Plan of Arrangement will be voted upon by shareholders at PICO and GEC shareholders' meetings to be held on November 20, 1998 in La Jolla, California.

8.    RELATED PARTY TRANSACTIONS

         On July 23, 1998, Guinness Peat Group plc ("GPG") sold 3,362,585 unregistered shares of PICO common stock to several institutional investors, representing substantially all of GPG's holdings in PICO. In addition, PICO acquired 2,064,229 of its own shares from GPG at a cost of $1.6 million. In return, PICO agreed to assume GPG's obligations under call option agreements covering 2,064,229 shares of PICO common stock having an aggregate exercise price of $1.6 million. These options expire on November 23, 2003 and are held by Ronald Langley and John R. Hart, chairman of the board and president and chief executive officer of PICO, respectively. As a result of this transaction, treasury stock increased by $10 million and additional paid-in capital increased by $8.4 million.

         The Company has an agreement with its president and chief executive officer to defer a portion of his regular compensation in a Rabbi Trust account held in the name of the Company. The asset and liability related to these deferrals are included within the Company's consolidated balance sheet. Salary deferrals to the trust amounted to $0.2 million for the nine months ended September 30, 1998.

         On July 31, 1998, APL paid an $8.0 million dividend to its sole shareholder PIC, a wholly-owned subsidiary of Physicians. See NOTE 2, "DISCONTINUED OPERATIONS".

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Results of Operations -Three and Nine Months Ended September 30, 1998 and 1997," "Liquidity and Capital Resources," and "Risk Factors and Uncertainties." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's registration statement on Form S-4 (File No. 333-06671), which was declared effective on October 3, 1996 and in the PICO Holdings, Inc. and Global Equity Corporation Joint Management Information Circular and Proxy Statement dated October 13, 1998.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

SUMMARY
-------

    The Company reported net income of $729,000, or $0.02 per share, for the three months ended September 30, 1998, compared with net income of $17.9 million, or $0.53 per share, during the same 1997 period. Per share amounts are expressed as basic earnings per share. Net income for the first nine months of 1998 was $884,000, or $0.03 per share, versus $21.7 million, or $0.67 per share, during the first three quarters of 1997. Net income for the third quarters of 1998 and 1997 included net income from discontinued operations of $0.1 million and $0.7 million, respectively. Net income from discontinued operations included in the first nine months of 1998 and 1997, was $0.3 million and $0.8 million, respectively. Discontinued operations include the results of the Company's life and health insurance subsidiary, APL in 1998 and 1997. In addition, the 1997 third quarter and nine months included the results of Global Equity Corporation's ("GEC") discontinued Sri Lankan operations. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "DISCONTINUED OPERATIONS," for additional information. Both 1997 periods included a realized investment gain of approximately $27 million before tax from the sale of PICO's holdings in Resource America, Inc.

    Net income for the 1998 third quarter principally included $1.1 million in income from property and casualty ("P&C") insurance operations conducted by Sequoia Insurance Company ("Sequoia") and Citation Insurance Company ("CIC") and $0.4 million in income from GEC, a 51.2%-owned subsidiary active in strategic investing and the development of surface, water, geothermal and mineral rights, partially offset by a $1.0 million loss from Physicians, including a $2.2 million pre-tax write down of an investment. Major components of net income for the first nine months of 1998 consisted of a loss of $1.4 million from Physicians, income of $1.8 million from P&C operations, $0.2 million from GEC, and $0.1 million from holding company operations.

    Third quarter 1998 and 1997 revenues were $12.2 million and $43.8 million, respectively. Excluding realized investment gains of $35,000 and $27.1 million from the respective 1998 and 1997 periods, third quarter 1998 revenues declined $4.7million. A $2.8 million, or 24% decline, in P&C insurance earned premiums combined with a $1.6 million decrease in other income were primarily responsible for this decline. P&C insurance premium writings have declined in 1998 primarily due to more stringent underwriting of CIC's P&C insurance business since its change in control, as well as continued aggressive competition for commercial multiple peril insurance business within California. The reduction in other income between the years principally resulted from the way GEC was added to the consolidation in the third quarter of 1997 subsequent to the Company's increase in holdings in GEC common stock to 51.2% on August 19, 1997. SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "BASIS OF PRESENTATION".

    Revenues for the nine months ended September 30, 1998 were $39.6 million compared to $82 million during the same 1997 period. Excluding realized investment gains for the nine months which amounted to $2.5 million for 1998 and $30 million for 1997, the primary difference in revenues between the two nine-month periods was P&C premiums which decreased $13.2 million, or 33%, from $39.8 million in 1997 to $26.6 million through September 30, 1998.

      Realized investment gains for the third quarter and the first nine months of 1998 included approximately $0.9 million from the sale of real estate held by Physicians and the previously mentioned $2.2 million write down of an equity security. The 1997 third quarter and nine months benefited from a $27 million gain realized on the sale of Resource America, Inc. common stock. Included in the 1998 third quarter and nine months realized investment gains were $1.2 million and $3.7 million, respectively, from the sale of GEC investments, compared to none during the same 1997 periods.

    Expenses for the 1998 third quarter of $12.2 million were down $6.9 million, or 36%, from those of the comparable 1997 quarter as a result of significant decreases in loss and loss adjustment expenses and in insurance underwriting and other expenses. Loss and loss adjustment expenses for the 1998 third quarter of $5.7 million were $4.2 million, or 42%, less than during the 1997 third quarter, reflecting a 24% decline in P&C premiums, the shrinking level of Physicians' medical professional liability claims outstanding, and improved P&C claims experience. Insurance underwriting and other expenses declined $2.6 million, or 29%, compared to the 1997 third quarter, primarily as a result of a reduction in new property and casualty insurance business due to increased selectivity at CIC and increased competition.

    Expenses for the first nine months of 1998 of $38.4 million were $13.5 million, or 26%, below those recorded during the same 1997 period of $51.8 million. Included in the 1998 total were loss and loss adjustment expenses of $19.4 million, compared to $31.4 million during the same 1997 period, representing an improvement of $12 million, or 38%. Insurance underwriting and other expenses were $19 million and $20.3 million for the first nine months of 1998 and 1997, respectively. These improvements principally resulted from reduced P&C premiums brought about by increased selectivity at CIC and increased competition, the reduction in the level of Physicians' medical professional liability claims outstanding, and improved P&C claims experience.

     During the nine months ended September 30, 1998, assets decreased approximately $24.4 million to $405.9 million. Most of this decline resulted from the payment of insurance claims by Physicians and was reflected in investments and cash and cash equivalent balances which decreased by approximately $14 million during the nine months. Other receivables declined approximately $11 million as a result of the receipt of proceeds from the sale of GEC's Sri Lankan subsidiaries. Loss and loss adjustment expense reserves dropped by more than $26.6 million. September 30, 1998 assets also include APL's net assets of $8.3 million classified as "net assets of discontinued operations" compared to $16 million at December 31, 1997. This change in net assets of discontinued operations resulted from payment of an $8 million dividend from APL to its sole owner, Physicians Investment Company ("PIC"), a wholly-owned subsidiary of PICO.

    Shareholders' equity was $108.4 million at September 30, 1998, down $3.7 million from the December 31, 1997 level. However, shareholders' equity per share calculated on an undiluted basis at September 30, 1998 increased to $3.87, compared to $3.73 at December 31, 1997. The increase in book value per share during the nine month period ended September 30, 1998 resulted primarily from the purchase of 2,064,229 PICO treasury shares during the third quarter from Guinness Peat Group plc ("GPG") for $1.6 million, an average cost of $0.78 per share. These shares are being held in treasury subject to option agreements. SEE
NOTE 8 TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "RELATED PARTY TRANSACTIONS". Net income for the nine months increased equity by $0.9 million and was partially offset by a decline in the market value of investments of $1.2 million, foreign currency translation adjustments of $1.8 million and $1.6 million from the purchase of the treasury shares from GPG.

     The Company's ongoing operations are organized into five segments: investing; surface, water, geothermal and mineral rights; property and casualty insurance; medical professional liability insurance, and other operations. GEC's investing results are shown separately below for consistency of presentation and to simplify analysis since GEC's results were not consolidated with those of PICO until the third quarter of 1997. Life and health insurance operations are shown as discontinued operations based upon the pending sale of those operations. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "DISCONTINUED OPERATIONS," FOR ADDITIONAL INFORMATION.

Revenues (charges) and income (loss) before taxes and minority interests from CONTINUING OPERATIONS, by business segment, are shown in the schedules that follow.

Operating Revenues (Charges)--Continuing Operations:
----------------------------------------------------

                                                         Three Months Ended         Nine Months Ended
                                                            September 30,              September 30,
                                                        --------------------       --------------------
                                                         1998          1997         1998          1997
                                                        ------        ------       ------        ------
                                                                         (in millions)
Investing                                               $(1.2)        $26.6        $(0.7)        $30.4
Investing--Global Equity Corporation                      1.7           2.6          5.0           2.6
Surface, Water, Geothermal and Mineral  Rights            0.4                        1.0
Property and Casualty Insurance                          10.4          13.4         31.5          45.1
Medical Professional Liability Insurance                  0.7           1.1          1.9           3.5
Other                                                     0.2           0.1          0.9           0.4
                                                        -----         -----        -----         -----
         Total Revenues-Continuing Operations           $12.2         $43.8        $39.6         $82.0
                                                        =====         =====        =====         =====


Income (Loss) Before Taxes and Minority Interest--Continuing Operations:
------------------------------------------------------------------------

                                                              Three Months Ended         Nine Months Ended
                                                                 September 30,              September 30,
                                                             --------------------       --------------------
                                                              1998          1997         1998          1997
                                                             ------        ------       ------        ------
                                                                              (in millions)
Investing                                                    $(1.8)        $26.2         $(2.4)        $29.0
Investing--Global Equity Corporation                           0.8          (0.9)          2.3          (0.9)
Surface, Water, Geothermal and Mineral Rights                 (0.4)                       (1.1)
Property and Casualty Insurance                                1.4           1.2           2.4           4.1
Medical Professional Liability Insurance                      (0.2)         (1.6)         (0.6)         (1.5)
Other                                                          --           (0.1)         (0.1)         (0.5)
                                                             -----         -----         -----         -----
     Income (Loss) Before Tax and Minority Interest          $(0.2)        $24.8         $ 0.5         $30.2
                                                             =====         =====         =====         =====

    INVESTING
    ---------

    Investing operations include strategic investing and passive investment operations conducted primarily by PICO, Physicians, GEC and PIC. However, not all investment activities are included within the investing business segment. For example, investment revenues and realized investment gains or losses generated by Physicians are first allocated to the medical professional liability ("MPL") insurance segment equal to the amount of loss reserve discount accretion recorded during the period. The remainder is shown as investing revenue in the investing business segment. (See MPL segment discussion below.) In addition, investment revenues and investment income generated by Sequoia's and CIC's investment portfolios are included in the P&C business segment, those from The Professionals Insurance Company ("PRO"), in the MPL segment, and not in the investing segment.

    Revenues and income or losses generated by PICO through its own portfolio and other operational activities less expenses are assigned entirely to the investing segment. GEC's investing segment results are shown separately in the section following this one. GEC's investing operations exclude the results attributable to the surface, water, geothermal and mineral rights segment.

    Revenues attributable to the investing segment for the first nine months of 1998 excluding GEC, which is stated separately below, amounted to a negative $0.7 million compared to revenues of $30.4 million during the first nine months of 1997. Revenues for the three months ended September 30, 1998 were also negative at $1.2 million compared to revenues of $26.6 million during the same 1997 three months. Revenues for the three and nine months ended September 30, 1997 included approximately $27 million in realized investment gains from the sale of the Company's investment in the common stock of Resource America, Inc. Included in investing revenues for the third quarter and nine months of 1998 was a $2.2 million write down of the Company's investment in an equity investment, partially offset by approximately $0.9 million in realized gains from the sale of part of Physicians' real estate holdings.

    Excluding realized investment gains, investment income attributed to the investing segment of $0.6 million during the first nine months of 1998 equaled that of the same 1997 period, but included an approximate $0.8 million increase in investment income recorded during the first quarter of 1998 relating to the elimination of a capitalized interest asset. Investment income from the investing segment for the third quarter of 1998 excluding realized investment gains and losses was zero compared to a charge of $0.4 million during the third quarter of 1997. Investment income attributable to the investing segment is reduced by the amount allocated to MPL operations. The allocation to MPL is decreasing due to continually decreasing accretion of discount on MPL claims reserves. The accretion of discount was $1.9 million and $2.7 million for the first nine months of 1998 and 1997, respectively. Although investment income from the investing segment in the third quarter and for the year-to-date was equal to or better than those amounts reported for the comparable prior year periods, the actual level of investment income has declined from that of 1997 excluding non-recurring adjustments and the allocation to MPL. This decrease is due to reduced levels of interest- and dividend-paying securities and the reduction in the size of Physicians' portfolio due to the payment of MPL claims. Additional revenues from realized investment gains of $ 3.6 million and $ 1.1million were recorded during the nine months and the third quarter of 1998, respectively, and are included in the "Investing--Global Equity Corporation" segment following.

    Investing segment revenues (charges) are summarized below:

                        INVESTING SEGMENT REVENUES (CHARGES)
                                          Three Months Ended      Nine Months Ended
                                             September 30,          September 30,
                                          ------------------      -----------------
                                           1998        1997        1998       1997
                                           ----        ----        ----       ----
                                                         (in millions)
Investing Revenues (Charges):
-----------------------------
   Realized Investment Gains (Losses)     $(1.2)      $27.0       $(1.3)     $29.8
   Investment Income (Charges)                         (0.4)        0.6        0.6
                                          -----       -----       -----      -----
       Investing Revenues (Charges)       $(1.2)      $26.6       $(0.7)     $30.4
                                          =====       =====       =====      =====

    As shown below, investing segment operations, excluding those of GEC, provided a pre-tax loss of $2.4 million during the first nine months of 1998 and a loss of $1.8 million for the quarter. These amounts compare to income of $29.0 million and $26.2 million from the comparable 1997 periods, respectively. As discussed under investing segment revenues, both 1997 periods included approximately $27 million from the sale of Resource America Inc., before tax, and both 1998 periods included a pre-tax $2.2 million investment write down. A reduced level of interest- and dividend-paying securities compared to the previous year, partially offset by the previously-discussed $0.8 million reversal of a no longer needed capitalized interest asset account also played a role in variances between years.

    Investment income attributable to the investing segment varies greatly from period to period, influenced to a large extent by the timing of the realization of investment gains and losses. Consequently, future results cannot and should not be predicted based upon past performance alone.

    The breakdown of pre-tax operating income or losses from investing segment operations follows:

                      INVESTING SEGMENT PRE-TAX INCOME (LOSS)
                                          Three Months Ended      Nine Months Ended
                                             September 30,          September 30,
                                          ------------------      -----------------
                                           1998        1997        1998       1997
                                          -----       -----       -----      -----
                                                         (in millions)
Investing Income (Loss) Before Tax:
-----------------------------------
   PICO and Physicians                    $(1.8)      $26.3       $(2.4)     $29.0
   Equity in Unconsolidated Subsidiaries               (0.1)
                                          -----       -----       -----      -----
       Investing Pre-Tax Income (Loss)    $(1.8)      $26.2       $(2.4)     $29.0
                                          =====       =====       =====      =====

INVESTING--GLOBAL EQUITY CORPORATION
------------------------------------

    GEC is an international operating and investment company with offices in Toronto, Ontario, Canada and in La Jolla, California. GEC holds a portfolio of equity securities and convertible instruments in North American, Asian and European companies, as well as operating ownership of a number of interests in surface, water, geothermal and mineral rights in the western United States. Such operations are reported below in a separate segment entitled "Surface, Water, Geothermal and Mineral Rights," and are excluded from this discussion of GEC's results.

    Following is a breakdown of GEC's investing segment revenues and investing segment pre-tax income (losses) before minority interest for the periods shown:

                              INVESTING--GLOBAL EQUITY CORPORATION
                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                  1998          1997         1998         1997
                                                 -----         -----        -----        -----
                                                                  (in millions)
GEC Investing Revenues:
-----------------------
   Realized Investment Gains                     $ 1.1                      $ 3.6
   Investment Income                               0.2         $ 0.3          0.8        $ 0.3
   Other Income                                    0.4           2.3          0.6          2.3
                                                 -----         -----        -----        -----
      GEC Investing Revenues                     $ 1.7         $ 2.6        $ 5.0        $ 2.6
                                                 =====         =====        =====        =====

GEC Investing income (Loss) Before
----------------------------------
          Tax and Minority Interest:
          --------------------------
   Global Equity Corporation                     $ 1.0         $(0.9)       $ 3.0        $(0.9)
   Equity in Unconsolidated Affiliates            (0.2)                      (0.7)
       Investing Income (Loss) Before Tax
                                                 -----         -----        -----        -----
          and Minority Interest                  $ 0.8         $(0.9)       $ 2.3        $(0.9)
                                                 =====         =====        =====        =====

    As shown above, GEC produced investing segment revenues of $5.0 million and $1.7 million during the first nine months and third quarter of 1998, respectively, including realized investment gains of $3.6 million for the nine months and $1.1 million for the quarter. This compares to $2.6 million in investing segment revenues recorded during the first nine months and third quarter of 1997. However, comparisons to the 1997 third quarter may not be meaningful due to GEC first entering into the consolidation during the third quarter of 1997. SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "BASIS OF PRESENTATION". GEC's realized investment gains for the first nine months of 1998 were comprised of $2.9 million from the sale of European equity securities and $0.7 million on the sale of Asian equities.

    As discussed in the following section, GEC's subsidiaries engaged in surface, water, geothermal and mineral rights activities contributed additional revenues to the Company and an additional loss before tax and minority interest. As of September 30, 1998, on a stand-alone basis, approximately 48% of GEC's total assets consisted of investments in debt and equity instruments, real estate, and cash and cash equivalents. An additional 48% of total assets represents surface, water, geothermal and mineral rights operations.

    GEC's investing segment operations contributed $2.3 million to income before tax and minority interest to the first nine months and $0.8 million to the third quarter of 1998. GEC added a $0.9 million loss to investing segment income before taxes and minority interest during the third quarter and first nine months of 1997. As previously discussed, the 1998 amounts included realized investment gains of $3.6 million and $1.1 million for the first nine months and third quarter, respectively.

    The major components of GEC's income before tax and minority interest for the nine months ended September 30, 1998, excluding the results of Vidler and NLRC, were total revenues of $5.0 million comprised of realized investment gains of $3.6 million, dividends received $0.2 million, interest earned of $0.6 million, realized foreign exchange gains of $0.4 million and other of $0.2 million. GEC earned equity in losses of an affiliate of $0.7 million from its 32% interest in Conex Continental Inc, whose major investment is a 60% interest in a Canadian joint venture in China, Guizhou Jonyang Machinery Industry, which manufactures wheeled and tracked excavators for the Chinese and export markets. Total expenses were $2.3 million for the nine months ended September 30, 1998.

SURFACE, WATER, GEOTHERMAL AND MINERAL RIGHTS
---------------------------------------------

    Effective November 14, 1995, a wholly-owned subsidiary of GEC acquired all the outstanding common stock of Vidler Water Company, Inc. ("Vidler"), a Colorado corporation engaged in the water marketing and transfer business. Vidler's business plan calls for Vidler to identify areas where water supplies are in the greatest demand; to facilitate the transfer of water rights from current ownership to Vidler; to develop water storage facilities; to reallocate water to areas where needed through various distribution means; and to sell and lease water supplies to municipalities, developers and others. Since its acquisition, Vidler has purchased water rights and related assets in Colorado, Nevada and Arizona. On April 23, 1997, GEC acquired a 74.77% membership interest in NLRC and PICO acquired the remaining 25.23%. NLRC owns approximately 1.365 million acres of deeded land located in northern Nevada, together with appurtenant water, geothermal and mineral rights. NLRC is actively engaged in maximizing the property's value in relation to water rights, mineral rights, geothermal resources, and land development.

    Following is a breakdown of revenues and pre-tax losses before minority interest from surface, water, geothermal and mineral rights operations for the periods shown:

                          SURFACE, WATER, GEOTHERMAL AND MINERAL RIGHTS
                                                              Three Months      Nine Months
                                                                  Ended            Ended
                                                              September 30,    September 30,
                                                                  1998             1998
                                                              -------------    -------------
                                                                       (in millions)
Revenues: Surface, water, geothermal and mineral rights
-------------------------------------------------------
   Realized Gains                                                $ 0.1            $ 0.1
   Operating Revenues                                              0.3              0.8
   Other                                                                            0.1
                                                                 -----            -----
      Total Revenues                                             $ 0.4            $ 1.0
                                                                 =====            =====

Loss Before Tax and Minority Interest:
--------------------------------------
   Vidler Water Company, Inc.                                    $(0.4)           $(0.7)
   Nevada Land and Resources Company LLC                                           (0.4)
                                                                 -----            -----
      Loss Before Tax and Minority Interest                      $(0.4)           $(1.1)
                                                                 =====            =====

    As shown above, revenues from surface, water, geothermal and mineral rights generated by Vidler and NLRC were approximately $1 million and $0.4 million during the first nine months and third quarter of 1998, respectively. Nearly all of these revenues were operating revenues. Revenues include land sales and leases, principally for grazing, agricultural, communications and easements purposes, water sales and leasing and other income. Operating and overhead expenses exceeded revenues for both periods producing losses before taxes and minority interests of $1.1 million and $0.4 million for the nine months and third quarter, respectively. Revenues and income from the comparable prior year periods for purposes of PICO consolidated revenues and income were insignificant due to the inclusion of GEC in the consolidated results from August 19, 1997.

    During the nine months ended September 30, 1998, Vidler has, through the acquisition of additional agricultural water assets and the continued development of its underground storage, established itself as the leader in the private water development and storage business in the Southwestern United States. With control over approximately 56,000 acre-feet of readily transferable water rights in Arizona, Nevada, and Colorado, Vidler is the largest owner of marketable water in this region. In addition, Vidler has an ability to develop 57,000 additional acre-feet of water rights in Nevada through ownership of 57,000 acre-feet of water rights applications. Vidler currently leases water rights in Colorado and anticipates initiating leasing activity in Arizona and Nevada within twelve months.

    Vidler's Arizona groundwater recharge pilot program construction has been completed and recharging began on schedule in October 1998. Accordingly, Vidler has begun implementing the full-scale design and permitting process and will be meeting with potential state and federal recharge customers. Vidler estimates that the total storage capacity of the aquifer underlying Vidler's Arizona property, is in excess of 1,000,000 acre-feet and the "put" and "take" recharge/recovery capacity of the aquifer to be in excess of 100,000 acre-feet per year. Vidler expects that it will be able to enter into agreements to lease storage capacity to potential customers within twelve months after the completion of the full-scale design and permitting process.

    NLRC holds title to 1.365 million acres located in northern Nevada, at an average cost of $39 per acre, and is the largest private landowner in the state. NLRC anticipates that revenues will be generated from the asset by land sales, exchanges and development and exploitation of mineral and water rights. In the nine months ended September 30, 1998, NLRC has completed, or has in escrow, sales of 8,393 acres with an average price of $355 per acre. As NLRC progresses with its land assessment and is able to further prioritize properties, NLRC anticipates increasing its land available for sale, exchange, or development.

    NLRC's mineral exploitation strategy is to identify potential gold discoveries (or other high unit resources), develop them to the point where a meaningful data set can be established and then vend the properties to advanced stage exploration or production companies. To date, exploration work continues to advance over a dozen areas that have been identified as containing anomalous gold values. Several companies have expressed an interest in receiving data packages from NLRC for the purpose of analyzing potential mineral exploration opportunities. In addition, Santa Fe Pacific Gold Corporation has leased 4,320 acres from NLRC, which includes a 3.5% net smelter royalty on production.

PROPERTY AND CASUALTY INSURANCE
-------------------------------

    Sequoia and CIC account for all of the ongoing P&C insurance revenues. These companies write predominately light commercial and multiple peril insurance coverage in central and northern California. Sequoia and CIC are continually seeking ways to realize savings and take advantage of synergies and to combine operations, wherever possible. To this end, Sequoia and CIC consolidated their home office operations in Monterey, California in July 1997.

    As shown below, earned premiums made up most of the P&C revenues. Premiums are earned pro-rata throughout the year according to the coverage dates of the underlying policies.

    Revenues and pre-tax income from property and casualty operations for the periods shown were as follows:

                            PROPERTY AND CASUALTY INSURANCE
                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                            ------------------      ------------------
                                             1998        1997        1998         1997
                                            -----       -----       -----        -----
P & C Revenues:                                           (in millions)
---------------
     Earned Premiums - Sequoia              $ 4.4       $ 8.4       $13.4        $23.7
     Earned Premiums - Citation               4.4         3.2        13.2         16.1
     Investment Income                        1.4         1.5         4.1          4.4
     Realized Investment Gains                                        0.2          0.2
     Other                                    0.2         0.3         0.6          0.7
                                            -----       -----       -----        -----
          Total P&C Revenues                $10.4       $13.4       $31.5        $45.1
                                            =====       =====       =====        =====

P & C Income Before Taxes:
--------------------------
     Sequoia Insurance Company              $ 0.9       $ 1.0       $ 1.3        $ 3.0
     Citation Insurance Company               0.5         0.2         1.1          1.1
                                            -----       -----       -----        -----
          Total P&C Income Before Tax       $ 1.4       $ 1.2       $ 2.4        $ 4.1
                                            =====       =====       =====        =====

    Total P&C insurance revenues for the first nine months of 1998 were $31.5 million, down $13.6 million from those of the same 1997 period. As shown above, declining earned premiums accounted for $13.2 million of this decrease, principally as a result of continuing increased underwriting selectivity of CIC's business and aggressive competition for commercial multiple peril business in California. Much of the decline in Sequoia's earned premiums resulted from a reinsurance pooling agreement effective January 1, 1998 which provides for the pooling of all insurance premiums, losses, loss adjustment expenses ("LAE") and administrative and other insurance operating expenses between Sequoia and CIC. The reinsurance pooling agreement calls for these items to be split equally between the two companies. All new P&C insurance applications and policies coming up for renewal are now being processed through Sequoia and subjected to Sequoia's underwriting standards which are much tighter than those previously employed by CIC. As a result, a significant portion of CIC's prior book of business has not been renewed.

    As compared to the third quarter of 1997, third quarter 1998 P&C revenues of $10.4 million declined $3 million. This $3 million decline was principally attributable to a $2.8 million reduction in earned premiums. As discussed above, all of CIC's business is now being processed through Sequoia and is subjected to much tighter underwriting standards resulting in fewer new policies and fewer renewals than written in the past by CIC. In addition, competition within California for commercial P&C insurance business continues at a heightened level.

    P&C insurance operations provided $2.4 million in income before taxes for the first nine months of 1998 compared to $4.1 million during the same 1997 period. As shown above, the entire decline was attributable to Sequoia, principally due to higher loss and LAE and expense ratios. See GAAP industry ratios below. Higher expense ratios have resulted from the reduced level of premiums, resulting in a higher ratio of overhead expenses to earned premiums. The recent "El Nino" phenomenon also had a significant impact on 1998 results. Sequoia and CIC management estimates the cost of storm losses incurred by the companies as a result of the 1998 El Nino phenomenon to be approximately $1.0 million.

    P&C insurance pre-tax income for the third quarter of 1998 of $1.4 million was approximately $0.2 million greater than the $1.2 million recorded during the 1997 third quarter. Part of this improvement was due to significant reductions in loss and LAE ratios of both CIC and Sequoia during the third quarter of 1998, indicative of the much improved loss experience. See GAAP industry ratios below. As shown above, Sequoia's pre-tax income decreased approximately $0.1 million during the 1998 third quarter as compared to the 1997 third quarter, while CIC's increased $0.3 million. Much of CIC's improvement resulted from the reinsurance pooling agreement previously discussed, producing a corresponding decline in Sequoia's individual company results.

    Industry ratios as determined on the basis of generally accepted accounting principles ("GAAP") for CIC for the periods shown were as follows:

                           CIC'S GAAP INDUSTRY RATIO
                           -------------------------
                                    Three Months Ended        Nine Months Ended
                                       September 30,             September 30,
                                    ------------------        -----------------
                                     1998         1997         1998        1997
                                    -----        -----        -----       -----
Loss and LAE Ratio                   66.7%       100.5%        72.2%       86.0%
Underwriting Expense Ratio           44.6%        26.0%        41.9%       28.3%
                                    -----        -----        -----       -----
     Combined Ratio                 111.3%       126.4%       114.1%      114.3%
                                    =====        =====        =====       =====

    Industry ratios as determined on a GAAP basis for Sequoia for the periods shown were as follows:

                         SEQUOIA'S GAAP INDUSTRY RATIOS
                         ------------------------------
                                    Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                    ------------------       -----------------
                                    1998         1997         1998       1997
                                    ----         ----        -----       ----
Loss and LAE Ratio                  49.1%        54.9%        61.6%      57.5%
Underwriting Expense Ratio          44.8%        42.3%        44.3%      38.7%
                                    ----         ----        -----       ----
     Combined Ratio                 93.9%        97.2%       105.9%      96.2%
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

    The resulting increase in storm losses from this year's "El Nino" phenomenon was the principal cause of the increase in the loss and LAE ratios for Sequoia during the first nine months of 1998 as compared to 1997. The improvement in CIC's loss and LAE ratios during the first nine months of 1998 was primarily due to the reinsurance pooling agreement with Sequoia effective January 1, 1998 (Sequoia's loss and LAE ratios were much better than those of CIC prior to the reinsurance pooling agreement). The increase in underwriting expense ratios of both Sequoia and CIC for the third quarter and first nine months of 1998 as compared to those of the same 1997 periods principally resulted from fixed overhead expenses being spread over a smaller 1998 premium base. The improvement in Sequoia's and CIC's loss and LAE ratios for the three months ended September 30, 1998 as compared to 1997 was principally a result of improved claims experience.

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

MEDICAL PROFESSIONAL LIABILITY OPERATIONS
-----------------------------------------

    Physicians' and PRO's MPL insurance business was sold to Mutual Assurance Inc. ("Mutual") on August 28, 1995. All new and renewal MPL insurance business written between July 16 and December 31, 1995 was 100% reinsured by Mutual. Physicians and PRO ceased writing new and renewal MPL insurance policies effective January 1, 1996. Physicians continues to administer and adjust the remaining claims and LAE reserves. Based upon careful analysis of various alternative scenarios for handling the runoff of the remaining claims reserves, management determined that the best option was to process the existing claims internally with existing staff, rather than through a third party administrator or through an outright sale of the claims and LAE reserves. In addition, it is expected that shareholders' equity may be better served by retaining the investments necessary to fund the payment of these claims and LAE reserves, managing them along with the rest of the Company's investment holdings, as opposed to selling or fully reinsuring these reserves and giving up the corresponding funds. However, there can be no assurance that funds generated by such retained investments will exceed claims. Accordingly, although the companies effectively ceased writing MPL insurance in 1995, MPL is treated as a separate business segment of continuing operations due to the continued management of claims and associated investments. Physicians and PRO ceased writing MPL business in 1995.

    Physicians' and PRO's assets are not designated on an individual security basis as belonging either to the MPL or the investing business segment. Consequently, Physicians' invested assets produce income in both the MPL and investing segments. All of Pro's revenues and pre-tax income are assigned to the MPL segment. Physicians' investment revenues and pre-tax income are assigned to the investing segment except for an amount equal to Physicians' claims reserve discount accretion for the period, which remains in the MPL segment. Claims reserve discount accretion is estimated to be roughly equivalent to the investment income allocable to the assets necessary to fund Physicians' claims reserves during the period being analyzed.

    Revenues (charges) and pre-tax losses from MPL operations included the following:

                       MEDICAL PROFESSIONAL LIABILITY INSURANCE
                                             Three Months Ended     Nine Months Ended
                                               September 30,          September 30,
                                             ------------------     -----------------
                                              1998         1997       1998       1997
                                             -----        -----      -----      -----
                                                            (in millions)
MPL Revenues:
-------------
   Earned Premiums                                                   $(0.2)     $ 0.3
   Investment Income, Net of Expenses        $ 0.7        $ 1.1        2.1        3.2
                                             -----        -----      -----      -----
         MPL Revenues                        $ 0.7        $ 1.1      $ 1.9      $ 3.5
                                             =====        =====      =====      =====

MPL Loss Before Tax:                         $(0.2)       $(1.6)     $(0.6)     $(1.5)
--------------------                         =====        =====      =====      =====

    Since the withdrawal of Physicians and PRO from their personal automobile and homeowners lines of business in the late 1980's, MPL has, for all intents and purposes, been these two companies' only sources of insurance premiums.

    MPL insurance revenues amounted to $1.9 million for the first nine months of 1998, approximately $1.6 million less than those of the comparable 1997 period. As shown above, approximately $0.5 million of this $1.6 million swing resulted from adjustments to premiums earned on policies written in prior years. The remaining $1.1 million decline was attributable to investment income. Investment income decreased compared to 1997 principally as a result of the reduced level of MPL claims and the associated reduced level of invested assets allocated to the MPL insurance business segment. MPL revenues for the 1998 third quarter were $0.7 million, down $0.4 million from the $1.1 million recorded during the same 1997 quarter due entirely to the reduced level of investment income allocated to MPL.

    MPL operations produced a pre-tax loss of approximately $0.6 million during the first nine months of 1998 compared to a pre-tax loss of $1.5 million during the same 1997 period and losses of $0.2 million and $1.6 million during the third quarters of 1998 and 1997, respectively. Both the third quarter and nine months of 1997 include a $2.0 million pre-tax addition to loss reserves based upon actuarial indications as of June 30, 1997. Differences in premium adjustments and investment income as discussed above accounted for the remaining variances between periods.

    Physicians' claims department staff continues to process the runoff of the remaining MPL loss and loss adjustment expense claims which is progressing routinely. At September 30, 1998, MPL reserves totaled approximately $ 62.1 million, net of reinsurance and discount. This compares to $77.5 million at December 31, 1997. MPL loss and LAE reserves continue to decline as a result the disposition of claims.

                     MPL INSURANCE -- LOSS AND LAE RESERVES
                                              September 30,     December 31,
                                                  1998             1997
                                              -------------     ------------
                                                       (in millions)
Direct Reserves                                  $101.9           $121.4
Ceded Reserves                                    (32.6)           (34.8)
Discount of Net Reserves                           (7.2)            (9.1)
                                                 ------           ------
     Net MPL Reserves                            $ 62.1           $ 77.5
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

    Revenues (charges) and pre-tax losses from other operations are summarized below for the periods shown:

                                      OTHER OPERATIONS
                                                   Three Months Ended     Nine Months Ended
                                                      September 30,         September 30,
                                                   ------------------     -----------------
                                                      1998     1997         1998     1997
                                                     -----    -----        -----    -----
                                                                 (in millions)
Revenues from Other Operations:
-------------------------------
   Investment Management Services                    $ 0.3    $ 0.2        $ 0.9    $ 0.8
     Less:  Intercompany Portfolio Mgmt. Charges      (0.1)    (0.1)        (0.3)    (0.4)
   Other                                                                     0.3
                                                     -----    -----        -----    -----
         Revenue from Other Operations               $ 0.2    $ 0.1        $ 0.9    $ 0.4
                                                     =====    =====        =====    =====

Other Operations-Loss Before Tax:
---------------------------------
   Investment Management Services                    $ 0.1                 $ 0.1    $ 0.2
     Less:  Intercompany Portfolio Mgmt. Charges      (0.1)   $(0.1)        (0.3)    (0.4)
   Other                                                                     0.1     (0.3)
                                                     -----    -----        -----    -----
         Other Operations-Loss Before Tax            $ --     $(0.1)       $(0.1)   $(0.5)
                                                     =====    =====        =====    =====

    Revenues from other operations increased $0.5 million for the first nine months of 1998 to $0.9 million compared to $0.4 million during the same 1997 period. These 1998 revenues included approximately $0.6 million in Summit's investment management fees, excluding those billed to related parties, compared to $0.4 million during the first three quarters of 1997. In addition, revenues included $0.1 million in real estate sales generated by Raven and $0.2 million in insurance commissions recorded by CLM during the first nine months of 1998 for prior periods. There were no real estate sales or commission income recorded by Raven and CLM during the first nine months of 1997. Revenues from other operations for the third quarter of 1998 of $0.2 million increased $0.1 million over the third quarter of 1997 due to increased investment management fees.

    Pre-tax, other operations showed a $0.1 million loss for the first nine months and broke even for the third quarter of 1998 compared to a $0.5 million loss during the nine months of 1997 and a $0.1 million loss during the third quarter of 1997. The improvement in the performance of other operations during the first nine months of 1998 compared to 1997 was attributable to approximately $0.1 million in income from CLM in 1998 versus none in 1997 and a small amount of income from Stonebridge Partners AG (a Swiss affiliate which was deactivated in 1997) compared to a $0.3 million loss during the first nine months of 1997. The improvement in second quarter 1998 operations as compared to 1997 of $0.1 million was due to increased Summit fees.

DISCONTINUED OPERATIONS
-----------------------

    Discontinued operations consist of the operations of APL. APL, Physicians' wholly-owned life insurance subsidiary, produced revenues of $7.3 million and pre-tax income of approximately $0.2 million during the first nine months of 1998. This compares to $4 million in revenues and no pre-tax income in 1997. Third quarter 1998 revenues were $2.9 million versus $1.3 million in 1997. Pre-tax income for the third quarter of 1998 was $0.1 million compared to no income in the 1997 third quarter.

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

LIQUIDITY AND CAPITAL RESOURCES -- SEPTEMBER 30, 1998 AND 1997

    PICO is a holding company whose assets principally consist of the stock of its subsidiaries. The Company continually evaluates its existing operations and searches for new opportunities in order to maximize shareholder value. This business strategy causes the cash needs of the Company and its subsidiaries to vary considerably from period to period. When an opportunity arises, the Company may need to liquidate securities, take advances from subsidiaries, and require subsidiaries to make direct purchases, or borrow funds. In addition, it may become necessary and/or advantageous for the Company to offer stock or debt through a public or private offering. At times the Company may have excess of cash. The Company attempts to invest such cash to provide maximum returns within the constraint of remaining liquid enough to meet expected cash requirements. The Company's primary sources of funds are its available cash, cash from operations, the liquidation of its assets, bank borrowings, public and private debt and equity offerings, and management and other fees.

    Each company within the group is operated to sustain its own operations without the need for long-term borrowings or additional capital infusions from within the Company, with the possible exceptions of additional capital requirements of Sequoia and CIC to maintain or improve their Best ratings or to meet minimum capital requirements. Physicians contributed an additional $5.5 million to Sequoia in 1997 for this purpose. Nevertheless, funds may be needed to cover short-term operating shortfalls (i.e. timing differences) or to expand the Company's operations (principally through investments or acquisitions) both at the subsidiary and parent company level.

    Insurance has always been and continues to be a major source of funds for the Company. Physicians initially provided virtually all the funding necessary for the Company to execute its revised business strategy. Since the acquisition of Sequoia in 1995, management has made significant strides in improving Sequoia's operating performance. Management has taken a number of steps to improve CIC's profitability and cash flow since its acquisition in November 1996, including the June 1997 sale of its workers' compensation business and its subsidiary, Citation National Insurance Company. During the past several years, Physicians' cash flows had the greatest impact on the consolidated group and should continue to do so for the foreseeable future due to the wind down of the MPL business. At September 30, 1998, Physicians, Sequoia and Citation had a combined cash and cash equivalent balance of $60 million compared to $46.5 million at December 31, 1997. Due to the relatively short lag period between the receipt of premiums and payment of claims in the commercial property and casualty insurance business lines written by Sequoia and Citation, a significant amount of their investment balances is in cash and cash equivalents.

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

    As of December 31, 1995, when Physicians and PRO ceased writing MPL, Physicians and PRO reported discounted unpaid loss and loss adjustment expense reserves of approximately $136.2 million, net of reinsurance. Based upon projections from past actuarial information, more than 75%, or $102 million, of these reserves is expected to be settled by the end of the year 2000. Past experience indicates that funding requirements should be greatest in the first through third years (1996 through 1998), accounting for more than 60% of the total eventual reserve and loss adjustment expense payments. As expected, loss and LAE reserves at December 31, 1996 declined more than 17.1% to $112.9 million after payment of more than $30 million in claims and LAE. During 1997, MPL reserves decreased $35.4 million, or 31.4%, to $77.5 million as of December 31, 1997 after payment of more than $38 million in losses and LAE. MPL reserves declined $15.4 million during the first nine months of 1998 to $62.1 million. This represents a 54% decline in net discounted loss and LAE reserves since December 31, 1995.

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

    To the extent that funds necessary for settling claims and paying operating expenses are not provided by existing cash and cash equivalents, investment income, reinsurance recoveries, and rental and other income, then invested assets will be liquidated. Short term and fixed maturity investments are managed to mature according to projected cash flow needs. Equity securities will be converted to cash, as additional funds are required, with an anticipated maximum liquidation lead-time of approximately six months.

    At September 30, 1998, the investment portfolios of Physicians and PRO contained invested assets of approximately $121.3 million, plus cash and cash equivalents of $10.1 million. These invested assets are in excess of the present value of expected future payouts of losses and loss adjustment expenses (discounted at 4%) of approximately $62.1 million. Physicians is in the process of selling APL, its life and health insurance subsidiary.

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

    The Company's active P&C insurance subsidiaries, Sequoia and CIC, should provide cash flows from operations once industry combined ratios (See the discussion of industry ratios under "Property and Casualty Insurance.") stabilize below 100% and premium writings remain at a constant or increasing level. At times it may be necessary to liquidate invested assets to provide the additional funds necessary to cover operating cash needs. Summit has been producing positive cash flows from operations and is expected to continue to do so in the future.

    The Company anticipates that Vidler and NLRC will continue to incur operating losses until they are able to generate significant revenues from development of projects, including water storage and supply programs, leases, royalties, and property sales. Further, Vidler and NLRC may require funding for acquisitions of surface, water, geothermal and mineral rights, and other activities. These additional cash needs may require debt or equity funding from sources outside the Company.

    As shown in the accompanying Consolidated Statements of Cash Flows, operating activities used cash of $11.5 million during the first nine months of 1998 compared to $36 million used during the same 1997 period. The primary use of operating cash flow during 1998 was for the MPL and P&C operations. Specifically, Physicians and PRO used cash flow in operations of approximately $8.7 million due to the payment of claims and operating expenses in excess of investment and other income. Additionally, principally as a result of reduced premium levels, Sequoia and CIC used approximately $4.1 million in operations during the same period. GEC provided $6.7 million of cash flows from operations for 1998. During the first nine months of 1997, the operations of Physicians and PRO used $33.5 million, and the combined use of cash from Citation and Sequoia was $2.5 million. GEC had no material contribution in 1997. The favorable $24.5 million improvement in operating cash flows from 1997 primarily results from the $6.7 million cash provided by GEC, and a $12.2 million reduction in the amount of federal income taxes paid in 1998. Federal income taxes paid in 1997 principally arose from realized investment gains recorded in the fourth quarter of 1996. Federal income tax deposits on 1997 taxable income were for the most part paid in 1997 since the large realized investment gain from the sale of the Company's Resource America Inc. common stock during the third quarter of 1997.

    Cash flow from investing activities during the first nine months of 1998 provided $28.3 million compared to $90.4 million provided during the comparable 1997 period. For the nine months ended September 30, 1998 investing cash flows included $13 million of cash received as deposits and advances related to the sale of APL. In addition, Physician's sold its former home office building, which generated approximately $5 million. The cash provided by investing activities in 1997 resulted primarily from $75 million of cash provided by net investment transactions, and $18.1 million of cash provided by consolidation of GEC. Significant uses of investment cash in 1997 include the purchase of NLRC, and the $11.4 million and $25.3 million used in the July 30, 1997 and August 19, 1997 acquisitions, respectively of GEC common stock.

    Financing activities during the nine months of 1998 used $1.6 million to purchase shares of its common stock as discussed in NOTE 8 TO NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "RELATED PARTY TRANSACTIONS." During the same period in 1997, financing activities provided $0.1 million.

    At September 30, 1998, the Company had no significant commitment for future capital expenditures, other than in the ordinary course of business and as discussed herein. The Company is committed to maintaining Sequoia's capital and statutory policyholder surplus at a minimum of $7.5 million. At September 30, 1998, Sequoia was well above this level. The Company is also committed to maintain Sequoia's Best Rating at or above the "B++" (Very Good) level, which may at some time in the future require additional capital infusions into Sequoia. SEE NOTE 5 TO NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "COMMITMENTS AND CONTINGENCIES".

    As discussed in NOTE 7 TO NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "PROPOSED BUSINESS COMBINATION," PICO and GEC have announced their intent to proceed with a "Plan of Arrangement" whereby GEC shareholders would receive
 .4628 of a share of PICO for each share of GEC ("the Business Combination"). GEC would then become a wholly-owned subsidiary of PICO. While the Plan of Arrangement, if approved by shareholders and regulatory bodies, will significantly increase the number of PICO shares outstanding and the number of shares treated as treasury shares, cash resources should only be affected by the expenses to implement the Business Combination and any cash needed to pay dissenting shareholders.

CAPITAL RESOURCES
-----------------

    The Company's principal sources of funds are its available cash resources, operating cash flow, liquidation of non-essential investment holdings, borrowings, public and private debt and equity offerings, funds from consolidated tax savings, and investment management and other fees. At September 30, 1998, the Company had $71 million in cash and cash equivalents compared to $56.4 million at December 31, 1997.

YEAR 2000 ISSUE

The Company's State of Readiness
--------------------------------

    The Company continues to progress in its efforts to define the scope and magnitude of the Year 2000 ("Y2K") problem and to execute its plans to ensure information technology and non-information technology systems are Y2K ready. There is an evolving plan to achieve compliance that is currently divided into four phases. As the project has proceeded, overlap of the different phases has occurred.

    The initial phase of planning, inventorying and evaluating all information technology systems, and non-information technology systems and their components, for Y2K compliance is approximately 85% - 90% complete. The remaining systems, which are not deemed "mission critical" to the Company's operations, should be evaluated by the end of 1998. The evaluation has not disclosed any significant Y2K processing difficulties or concerns. The focus is primarily on the insurance operations of the Company because of the custom applications software used to process insurance policies, policy claims, and insurance underwriting. After internal review and communication with system vendors, the majority of the non-insurance information and non-information technology systems are Y2K compliant and do not require any significant alterations. The focus of remediation is on the insurance specific applications.

    The secondary phase of the project, which primarily includes implementing corrections to remedy Y2K deficiencies, is approximately 75% complete. As noted above, the insurance systems software has been the primary focus of such efforts. To renovate the insurance systems to a Y2K ready state, the Company's internal information systems staff is in the process of re-writing lines of existing code to function with a four-digit date field. The Company also replaced existing DOS software with a current Y2K compliant version. Completion of this phase is estimated to be June 30, 1999.

    Testing and validation of each system comprises phase three. As hardware and software changes are made to the systems, they are tested for compliance. The Company has validated compliance through internal review and communication with system vendors. This phase, however, will continue as insurance specific applications are reprogrammed and tested. Final completion of phase three is planned for the second quarter of 1999. Despite the best efforts by management, problems will arise requiring the Company to quickly respond while there is still time. Phase four, when completed, will set forth contingency plans addressing potential business interruption and failure, is expected to be finalized during the last half of 1999.

Third Party Relationships
-------------------------

    The Company has relationships with several banks and other financial institutions and service providers that provide business information on a regular basis. In addition, the Company reports financial results on a regular basis to state and federal agencies. While these relationships are important to the Company's business, should any third parties be adversely affected by the Y2K problem, the resulting risk of business interruption should not be significant to the Company. The Company however, has no means of ensuring that these parties will be Year 2000 ready. The inability of those parties to complete their Y2K readiness process could materially impact the Company.

The Costs to Address the Company's Year 2000 Issues
---------------------------------------------------

    The financial impact of making the required systems changes has not been material, nor is it expected to be material, to the Company's consolidated financial position, results of operations or cash flows. Through September 30, 1998 the Company has incurred approximately $65,000 for hardware and computer programming. The Company expects to incur another $60,000 - $80,000 to complete the project.

The Risks of the Company's Year 2000 Issues and Contingency Plans
-----------------------------------------------------------------

    A reasonable, most likely worst case scenario of the Y2K impact would be a slow down in internal and external reporting, and insurance related processing of policies, claims and underwriting functions. It is unlikely the Company would experience any material business cessation or significant business disruption.

    The Company is completing its specific plans to continue operations in case of unexpected delays in completing remediation or if Y2K problems impact the Company in unforeseen ways. It appears many business systems could function manually for a limited amount of time. The Company anticipates completing its contingency plan by the end of the second quarter of 1999. Overall, the Company is approximately 75% complete in its Y2K project.

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

    CHANGE IN STRATEGIC DIRECTION. In late 1994, the Company began the process of changing its strategic direction from the operation of an MPL insurance business to investing in businesses which management believes are undervalued or will benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with existing operations. Accordingly, in January 1995, the Company reactivated its investment advisory subsidiary, Summit; in August 1995 acquired Sequoia and entered new lines of property and casualty insurance; in August 1995 sold its MPL insurance business; in September 1995 purchased 38.2% of GEC, a Canadian corporation active in international investments, agricultural services, water rights, and other businesses; in November 1996 acquired control of Citation Insurance Group ("CIG") pursuant to the Merger; in April 1997 acquired 25.23% ownership of Nevada Land and Resource Company which owns approximately 1.365 million acres of deeded land in northern Nevada; in June 1997 sold its workers' compensation business; and in July and August 1997, increased its ownership in GEC to 51.2%. On May 8 and June 19, 1998, the PICO and GEC jointly announced their intentions to combine through a "Plan of Arrangement". Due to the Company's limited experience in the operation of the businesses of each of these subsidiaries, which currently constitute a substantial portion of the Company's operations, there can be no assurance as to the future operating results of the Company or acquired businesses of the Company.

    The Company will continue to evaluate and make selective investments for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This could involve the restructuring of the financing or management of the entities in which the Company invests and initiating and facilitating mergers and acquisitions. This business strategy has been implemented gradually during the past three to four years. For this reason and others, including but not limited to the variability of the securities markets and the uncertainties associated with trying to predict future results based upon past performance, the Company's historical financial statements are not indicative of the possible future results of this new business strategy. Shareholders are relying on the experience and judgment of the Company's management to locate, select and develop new acquisition and investment opportunities. There can be no assurance that sufficient opportunities will be found or that this business strategy will be successful. Failure to successfully implement this strategy may negatively impact the business and financial condition and results of operations and cash flows of the Company.

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

    ADDITIONAL RISKS ASSOCIATED WITH ACQUISITIONS AND INVESTMENTS. Any acquisition, depending on its size, could result in the use of a significant portion of the Company's available cash or, if such acquisition is made utilizing the Company's securities, could result in significant dilution to PICO shareholders, and could result in the incurrence of significant acquisition-related charges to earnings. Acquisitions by the Company may result in the incurrence or the assumption of liabilities, including liabilities that are unknown or not fully known at the time of acquisition, which could have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company will obtain the anticipated or desired benefits of such transactions.

    Market values of equity securities are subject to changes in the stock market, which may cause shareholders' equity to fluctuate from period to period. At times, the Company may come to hold securities of companies for which no market exists or which may be subject to restrictions on resale. As a result, periodically, a portion of the Company's assets may not be readily marketable.

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

    The Company faces significant risks associated with its recent acquisitions (including the acquisition of NLRC). There can be no assurance that the Company will realize the desired benefits of these transactions. In order to successfully manage these companies, the Company must, among other things, continue to attract and retain key management and other personnel. The diversion of the attention of management from the day-to-day operations of the Company, or difficulties encountered in the integration process, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

    VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and the Company's future results of operations could fluctuate significantly form quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion on consolidation of operating earnings from newly acquired investment operations or the exclusion on consolidation of operating earnings from investment operations that have been disposed of, the acquisition of investment operations that, on acquisition, exhibit low operating earnings but have a high degree of expectation of capital gains due to the Company's ability to restructure operations or management.

    DEPENDENCE ON KEY PERSONNEL. The Company has several key executive officers, the loss of whom could have a significant adverse effect on the Company. In particular, Ronald Langley, PICO's Chairman, and John R. Hart, PICO's President and Chief Executive Officer, play key roles in the Company's and GEC's investment decisions. Messrs. Langley and Hart have entered into employment agreements with PICO and a wholly-owned subsidiary of GEC as of December 31, 1997, all for a period of four years. Messrs. Langley and Hart are key to the implementation of the Company's new strategic focus, and the ability of the Company to implement its current strategy is dependent on its ability to retain the services of Messrs. Langley and Hart. The success of GEC depends to a large extent on its ability to retain the services of its senior management, in particular Messrs. Langley and Hart and, to a certain extent, upon the management of companies in which GEC has an investment. The inability to retain the services of these persons could potentially affect GEC's operations and profitability.

    RISKS REGARDING PHYSICIANS: CONTINUING MPL LIABILITY. In August 1995, the MPL insurance business and related liability insurance business of Physicians and PRO were sold. Physicians and PRO retained all assets and liabilities related to insurance policies written prior to the sale of the recurring book of business. Physicians and PRO will continue to administer claims and loss adjustment expenses under MPL insurance policies issued or renewed prior to July 16, 1995. Cash flow needed to fund the day-to-day operations and the payment of claims and claims expenses will be provided by investment income, lease income, and proceeds from the sale or maturity of securities.

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

    Physicians' and PRO's reserves for losses and LAE for prior years developed favorably in 1994, and these reserves were decreased by $12.7 million in 1994. Reserves also developed favorably in 1995; however, accretion of reserve discount exceeded the amount of favorable development and retroactive reinsurance, resulting in a $3.2 million increase in liabilities for prior years' claims. As a result of continued favorable claims experience, reserves for prior years' claims were further reduced in the first and fourth quarters of 1996. However, based upon actuarial indications from data through June 30, 1997, Physicians' MPL claims reserves were increased by $2 million during the third quarter of 1997 due to somewhat deteriorated claims experience during the first six months of 1997. At the same time, favorable development of Physicians' and PRO's discontinued personal lines reserves (automobile, homeowner, etc.) allowed reserve reductions of $0.8 million during the third quarter of 1997. Due to the inherent uncertainties in the reserving process there is a risk that Physicians' and PRO's reserves for losses and LAE could prove to be inadequate which could result in a decrease in earnings and shareholders' equity. Adverse reserve development can reduce statutory policyholders' surplus or otherwise limit the growth of such policyholders' surplus and, correspondingly, shareholders' equity.

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

    FLUCTUATIONS IN HISTORICAL OPERATING RESULTS, P & C RESERVES. The Company's operating results over the past five years have been volatile. During the past several years, the levels of the reserves for the Company's insurance subsidiaries have been very volatile. As a result of its claims experience and the level of existing reserves with respect to its P & C insurance business, CIC has had to significantly increase these reserves in a number of the past several years.

    There can be no assurance that significant increases with respect to the reserves for the P & C business will not be necessary in the future, that the level of reserves for the Company's insurance subsidiaries will not be volatile in the future, or that any such increases or volatility will not have an adverse effect on the Company's operating results and financial condition.

    RENEWALS. Insurance policy renewals have historically accounted for a significant portion of the Company's net revenues; however, there can be no assurance that the Company will be able to sustain historic renewal rates for its products in the future. Risks related to the Company's recent change in business strategies could also cause fluctuations in operating results and could make comparisons with historic operating results and balances difficult or not meaningful.

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

    A.M. BEST RATINGS. A.M. Best ("Best") has assigned Sequoia a rating of B++ (Very Good) and APL has had a Best rating of B+ (Very Good) since 1983. In early 1998, CIC was upgraded from a B- (Adequate) to a B+ (Very Good) by Best. Physicians and PRO are currently rated, and have been for a number of years, NR-3 (rating procedure inapplicable). Best's ratings reflect the assessment of A.M. Best and Company of the insurer's financial condition, as well as the expertise and experience of management. Therefore, Best ratings are important to policyholders. Best ratings are subject to review and change over time. Failure to maintain or improve their Best ratings could have a material adverse effect on the ability of the insurance companies to write new insurance policies, as well as potentially reduce their ability to maintain or increase market share. Management believes that many potential customers will not insure with an insurer that carries a Best rating of less than B+, and that customers who do so will demand lower rate structures. There can be no assurance that any of the insurance companies' ratings will be maintained or increased, and a downgrade would likely adversely affect the Company's business and results of operations.

    CYCLICAL NATURE OF THE P&C INDUSTRY. The P & C insurance industry has been highly cyclical, and the industry has been in a cyclical downturn over the last several years due primarily to competitive pressures on pricing, which has resulted in lower profitability. Pricing is a function of many factors, including the capacity of the P&C industry as a whole to write business, an individual company's policyholders' surplus and returns on the investment portfolio. The level of surplus in the industry varies with returns on invested capital and regulatory barriers to withdrawal of surplus. Increases in surplus have generally been accompanied by increased price competition among P & C insurers. The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including natural disasters, fluctuations in interest rates, and other changes in the investment environment which affect market prices of insurance companies' investments and the income from those investments. Inflationary pressures affect the size of losses and judicial decisions affect insurers' liabilities. These trends may adversely affect the Company's business, financial condition and results of operations.

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

    INTEGRATION OF CERTAIN OPERATIONS: THE MERGER. CIG and Physicians completed the Merger with the expectation that the Merger would result in certain benefits for the combined company. Achieving the anticipated benefits of the Merger will depend in part upon whether certain of the two companies' business operations can be integrated in an efficient and effective manner. There can be no assurance that this will occur or that cost savings in operations will be achieved. The successful combination of the two companies will require, among other things, integration of the companies' respective product offerings, medical management of health care claims and management information systems enhancements. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations following the Merger will require the dedication of management resources which may temporarily distract attention from the day-to-day business of the combined companies. There can be no assurance that integration will be accomplished smoothly or successfully. Failure to effectively accomplish the integration of the two companies' operations could have an adverse effect on the Company's results of operations and financial condition following the Merger.

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

    YEAR 2000 CONVERSION EFFORTS. As described in Management's Discussion and Analysis, the Company has undertaken a comprehensive program designed to ensure that necessary replacement, remediation, testing and implementation efforts are completed in a timely fashion to make its computer and other electronic systems year 2000 compliant. The cost of such efforts could increase significantly beyond that currently estimated due to factors such as the successful identification of all aspects of systems that require remediation or replacement, the extent of testing required, and the success of third parties with whom the Company regularly deals with. Moreover, if necessary remediation, replacement, testing and implementation efforts cannot be completed before the year 2000, resulting system failures could have a material adverse impact on the Company's ability to conduct its business, and consequently on its financial position and results of operations. In addition, there can be no assurance that a failure to timely effect year 2000 compliance by a third party with whom the Company regularly deals would not have an adverse effect on the Company's systems and operations.

    POSSIBLE PRICE VOLATILITY OF PICO COMMON STOCK. The trading price of PICO common stock has historically been, and is expected to be, subject to fluctuations. The market price of PICO common stock may be significantly impacted by quarterly variations in financial performance, shortfalls in revenue or earnings from levels forecast by securities analysts, changes in estimates by such analysts, product introductions by the Company or its competitors, announcements of extraordinary events such as acquisitions or litigation or general economic conditions. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which the Company does business or relating to the Company specifically could result in an immediate and adverse effect on the market price of PICO common stock. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of the specific companies. There can be no assurances that the market price of PICO common stock will not decline below the levels prevailing on any particular date, including, but not limited to, the date of the proposed business combination with GEC and the proposed one-for-five shares reverse stock split, valued on an equivalent shares basis. Securities class action lawsuits are often brought against companies following periods of volatility in the market price of their securities. Any such litigation against the Company could result in substantial costs and a diversion of resources and management attention.

    CERTAIN ANTI-TAKEOVER FEATURES. The PICO Articles and by-laws contain certain provisions that could deter or prevent certain takeover attempts. In addition, PICO has adopted a rights plan which may also deter or prevent certain takeover attempts.

    NATURE OF BUSINESS: GEC. There are risks inherent in the nature of GEC's investments. Investment in companies which management regards as undervalued involves significant risk that even a combination of careful evaluation, experience and knowledge may not eliminate. Potential investors must rely on the ability of GEC's management and board of directors to identify and take advantage of business opportunities, provide advisory services, facilitate financings and make investments in appropriate businesses.

    GEC's ability to achieve an acceptable rate of return on any particular investment is subject to a number of factors which are beyond its control, including increased competition and loss of market share, quality of management, cyclical or uneven financial results, technological obsolescence, foreign currency risks and regulatory delays. There is no assurance that GEC's existing or future investments will achieve acceptable rates of return or that GEC will realize the value of the funds invested; accordingly, these investments may have to be written down or sold at their then-prevailing market values.

    Investments in both private and public companies may prove illiquid or realizable only at a discount. Investments in private companies are not as marketable as investments in public companies. Investments in public companies are subject to prices determined in the public markets and, therefore, values can vary dramatically. In particular, the ability of the public markets to absorb a large block of shares offered for sale can affect GEC's ability to dispose of an investment in a public company.

    FOREIGN INVESTMENTS AND OPERATIONS. As a result of the global diversification of GEC's investment portfolio, GEC's and, in turn, the Company's revenues may be adversely affected by economic, political and governmental conditions in countries where it maintains investments or operations, such as volatile interest rates or inflation, the imposition of exchange controls which could restrict GEC's ability to withdraw funds, political instability and the currency risks discussed above.

    WATER RIGHTS PORTFOLIO. Water rights and the transferability of these rights to other uses and places of use are governed by the laws concerning water rights in the states of Arizona, Colorado and Nevada. The volumes of water actually derived from these rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions. As a result, the amounts of acre-feet noted do not in every case represent a reliable, firm annual yield of water, but in some cases describe the face amount of the water right claims or management's best estimate of such entitlement. Legal impediments exist to the sale or transfer of some of these water rights, which may affect their commercial value.

    ENVIRONMENTAL MATTERS. The Company's and GEC's operations in the United States are subject to federal, state, municipal and local regulation under environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters, the generation, handling, storage, transportation, treatment and disposal of waste, hazardous substances and other materials and soil and ground water contamination. A risk of environmental liability is inherent in the real estate ownership, operation or control and other commercial activities of GEC with respect to current and future operations.

    In the agreements of purchase and sale with respect to the acquisitions of land and water rights made in the western United States by GEC and its subsidiaries, the vendors have provided representations and warranties and/or indemnities in relation to certain environmental liabilities. These provisions are subject to certain qualifications, thresholds and monetary limits. While there can be no assurance that GEC and its subsidiaries will be able to recover the amount of any environmental liability from the vendors pursuant to these provisions, management of GEC believes that these provisions provide a reasonable protection for GEC and its subsidiaries against environmental liabilities.

    The foregoing factors, individually or in the aggregate, could materially adversely affect the Company's operating results and could make comparison of historic operating results and balances difficult or not meaningful.

                           PART II: OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders:

         None.

Item 6:  Exhibits and Reports on Form 8-K:

         (a)   Exhibits:

               See Exhibit Index.


         (b) Reports on Form 8-K:

  Form           Date Filed                                Description
---------     -----------------     -----------------------------------------------------------
8-K            October 9, 1998      Announcement of conversion of PC Quote subordinated
                                    convertible debenture, working capital loan and accrued
                                    interest into PC Quote 5% Convertible Preferred Stock.


8-K            October 9, 1998      Joint announcement by GEC and PICO of the September
                                    18, 1998 filing with the SEC of their Joint Proxy Statement in connection with their proposed business combination.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PICO HOLDINGS, INC.


Dated:  November 12, 1998       By:  /s/ Gary W. Burchfield
                                   --------------------------------------------
                                    Gary W. Burchfield
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

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

     +++  10.59    Agreement for Purchase and Sale of Shares, dated May 9, 1996, among Physicians, GPG and GEC.

      ++  10.60    Agreement for Purchase and Sale of Certain Assets, dated July
                   14, 1995 between Physicians, PRO and Mutual Assurance, Inc.

      ++  10.61    Stock Purchase Agreement dated March 7, 1995 between Sydney
                   Reinsurance Corporation and Physicians.

      ++  10.62    Letter Agreement, dated September 5, 1995 between Physicians,
                   Christopher Ondaatje and the South East Asia Plantation
                   Corporation Limited.

    ++++  10.63    Amendment No. 1 to Agreement for Purchase and Sale of Certain
                   Assets, dated July 30, 1996 between Physicians, PRO and
                   Mutual Assurance, Inc.

   +++++  16.1     Letter regarding change in Certifying Accountant from
                   Deloitte & Touche LLP, independent auditors.

       #  21.      Subsidiaries of PICO.

          27.      Financial Data Schedule.

     ###  99.      Announcement of PICO's consideration of proposed combination with GEC through a Plan of Arrangement.

    ####  99.      Announcement of GEC's independent committee of directors
                   favorable response to the proposed Plan of Arrangement.
                   Disclosure of share exchange ratio.

   #####  99.      Announcement of conversion of PC Quote, Inc. subordinated
                   convertible debenture, working capital loan and accumulated interest into PC Quote, Inc. convertible preferred stock.

   +####  99.      Announcement by GEC and PICO of filing on September 18, 1998 with the SEC their Joint Proxy Statement in connection with their proposed business combination.

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

   ##### Incorporated by reference to exhibit of same number filed with Form 8-K dated October 9, 1998.

   +#### Incorporated by reference to exhibit of same number filed with Form 8-K dated October 9, 1998.

       -           Executive Compensation Plans and Agreements.