Form 10-K405
period 1998-12-31
PICO HOLDINGS INC /NEW
filed 1999-03-30
CIK 830122

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

  (MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-18786

                         ------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [ X ]

Approximate aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on March 26, 1999 was $176,722,822. Excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant's common stock.

Number of shares of common stock, $.001 par value, outstanding as of March 26, 1999 was 13,328,770. As of such date, 4,380,779 shares of common stock were held by the registrant and subsidiaries of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1)  None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              PICO HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                                                                                                                      Page
                                                                                                                      No.
                                                                                                                      ---
PART I..............................................................................................................     3

    Item 1.  BUSINESS...............................................................................................     3
    Item 2.  PROPERTIES.............................................................................................    20
    Item 3.  LEGAL PROCEEDINGS......................................................................................    20
    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................    21

PART II.............................................................................................................    21

    Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................    21
    Item 6.  SELECTED FINANCIAL DATA................................................................................    22
    Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..............................................................................    23
        7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS............................................    44
    Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................    44
    Item 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...............................................................................    82

PART III............................................................................................................    82

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................    82
    Item 11.  EXECUTIVE COMPENSATION................................................................................    84
    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT............................................................................................    89
    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................    91

PART IV.............................................................................................................    92

    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.......................................    92

SIGNATURES..........................................................................................................   104

                                     PART I

    THIS FORM 10-K CONTAINS A NUMBER OF FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS ABOUT THE COMPANY'S PLANS FOR EXPANSION, INVESTMENT PHILOSOPHY, THE YEAR 2000 COMPUTING SYSTEMS COMPATIBILITY, BUSINESS EXPECTATIONS AND REGULATORY UNCERTAINTIES, WHICH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS THAT WILL HAVE AN EFFECT ON THE COMPANY'S FINANCIAL PERFORMANCE. THE COMPANY CAUTIONS INVESTORS THAT ANY FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS OR FROM HISTORICAL RESULTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.

ITEM 1.  BUSINESS

INTRODUCTION

    PICO Holdings, Inc. ("PICO") and subsidiaries (the "Company") is a diversified holding company with operations in wholesale water and storage through its subsidiary Vidler Water Company, Inc.; real estate and minerals through its subsidiary Nevada Land and Resource Company, LLC; insurance through its subsidiaries Sequoia Insurance Company and Citation Insurance Company; and investment management though its subsidiary Summit Global Management, Inc. In addition, PICO has a number of strategic value investments. The Company's objective is to use its resources to increase shareholder value through investments in businesses which the Company believes are undervalued or will benefit from additional capital, restructuring of operations or management, or improved competitiveness through operational efficiencies with the Company's existing operations. This business strategy was implemented beginning in 1994 and was not fully in place until 1996.

    PICO was incorporated in 1981 and began operations in 1982 as an insurance holding company. PICO was known as Citation Insurance Group prior to the November 20, 1996 reverse merger between a wholly-owned subsidiary and Physicians Insurance Company of Ohio ("the Merger"). PICO's principal executive office is located at 875 Prospect Street, Suite 301, La Jolla, California 92037, and its telephone number is (619) 456-6022.

    Subsidiaries

    Unless otherwise indicated, each subsidiary is directly or indirectly wholly-owned by PICO. The Company's operating subsidiaries and their principal subsidiaries or affiliates are as follows:

    Global Equity Corporation ("GEC")

    In September 1995, the Company acquired approximately 38.2% of GEC. In July 1997, the Company purchased an additional 11.7% of GEC from the Mackenzie Fund, increasing its holdings to approximately 49.9%. On August 18, 1997 GEC issued shares through a secondary public offering and PICO subscribed additional shares increasing its ownership of GEC to approximately 51.2%. For a number of reasons, including the simplification of the structure of the combined companies, on December 16, 1998, PICO acquired the remaining 48.8% minority interest of GEC through a combination (the "PICO/GEC Combination") in exchange for PICO common stock. See the PICO and GEC Joint Management Information Circular and Proxy Statement dated October 13, 1998 on file with the Securities and Exchange Commission ("SEC") with Form DEFM14A on October 16, 1998 for additional information regarding the PICO and GEC Combination approved by shareholders on November 20, 1998.

    Incorporated under the laws of the Province of Ontario, Canada, GEC operates primarily, both directly and indirectly through its various subsidiaries, as an international investment and operating company. The emphasis of GEC's investment strategy is to increase shareholder value through the long-term appreciation of its assets. GEC's investment portfolio comprises holdings in public equity securities, strategic investments and convertible instruments in North American, Asian and European corporations, as well as a diversified portfolio of surface, water and mineral rights in the western United States, and oil and gas lease interests in North America.

    Vidler Water Company, Inc. (Vidler")

    Effective November 14, 1995, a wholly-owned subsidiary of GEC acquired all of the outstanding common stock of Vidler. The purchase price was $5.8 million in cash. Vidler, a corporation formed under the laws of the state of Colorado, changed its state of domicile to Delaware in 1998. Vidler is engaged in the water marketing and transfer business. The business plan calls for Vidler to identify areas where water supplies are needed in the southwestern United States and then facilitate the transfer from current ownership to Vidler, and subsequently to municipalities, water districts, developers and others. This process requires knowledge and skills in the identification, certification, upgrading, managing, transfer, marketing and financing of water projects. Vidler has created opportunity through its ability to aggregate water supplies from disparate owners and locations and redirect the water to its highest and best use. In 1998, a former employee of Vidler exercised stock options to purchase approximately 1.9% of Vidler. SEE NOTE 17 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "OTHER RELATED-PARTY TRANSACTIONS."

    As a comprehensive provider of water services, Vidler performs the following functions:

- Water asset acquisitions, purchasing appropriate water rights, upgrading the priority and functionality wherever possible, and marketing the product to the end-user; and

- Development and operation of water recharge (storage) facilities directed to municipalities and water districts in the southwestern United States. Storage provides flexibility. Surplus supplies can be stored inexpensively and can be sold and delivered to meet peak demands.

    Since its acquisition by GEC, Vidler and its immediate parent company have made further acquisitions of water rights through the purchase of additional properties with appurtenant water rights in Arizona, California, Colorado, and Nevada. In October 1998, Vidler's Arizona groundwater recharge pilot program construction was completed and recharging began on schedule. Vidler's underground water storage facility is located adjacent to the Central Arizona Project in Arizona. Vidler has begun implementing the full-scale design and permitting process and will be meeting with potential state and federal recharge customers. Vidler estimates that the total storage capacity of the aquifer underlying this property is in excess of 1,000,000 acre-feet (one acre of water one foot deep) and the "put" and "take" recharge/recovery capacity of the aquifer to be in excess of 100,000 acre-feet per year. In November 1998 Vidler reached an agreement with the Semitropic Water Storage District ("Semitropic") to acquire 185,000 acre-feet of underground water storage and associated rights to recharge and recover water at Semitropic located near the California Aqueduct northwest of Bakersfield, California. The strategic location of Semitropic relative to other water delivery systems and storage facilities will enable Vidler to complete exchanges and water transfers in California.

    Nevada Land and Resource Company, LLC ("NLRC")

    On April 23, 1997, PICO and GEC acquired a 100% membership interest in NLRC. The total purchase price for NLRC was $48.6 million. NLRC's principal asset consists of approximately 1.3 million acres of deeded land located in northern Nevada, together with appurtenant water and mineral rights. NLRC is actively engaged in activities which it believes will maximize the property's value in relation to water rights, mineral rights and land sales, exchanges and development. NLRC is the largest private landowner in the state. NLRC anticipates that revenues will be generated from the asset by land sales, exchanges and development and exploration of mineral and water rights. NLRC's mineral exploration strategy is to identify potential gold discoveries (or other high unit resources), develop them to the point where a meaningful data set can be established and then to vend the properties to advanced stage exploration or production companies.

    Citation Insurance Company ("Citation")

    Citation is a California-domiciled insurance company licensed to write property and casualty insurance in Arizona, California, Colorado, Nevada, Hawaii, New Mexico and Utah. Citation primarily writes commercial property and casualty insurance. Citation has also written Workers Compensation insurance; however, Citation sold that line of business through a transfer to and sale of its wholly-owned subsidiary, Citation National Insurance Company ("CNIC"), effective June 30, 1997. CNIC wrote no new business in 1997 prior to its sale.

    Sequoia Insurance Company ("Sequoia")

    Sequoia is a California-domiciled insurance company licensed to write insurance coverage for property and casualty risks within the State of California and Nevada. Sequoia writes business through independent agents and brokers covering risks located primarily within northern and central California and Nevada. Although multiple line underwriting is conducted and at one time or another all major lines of property and casualty insurance except workers' compensation and ocean marine have been written, Sequoia has transitioned from writing primarily personal lines of business (automobile, homeowners, etc.) to commercial lines.

    Physicians Insurance Company of Ohio ("Physicians")

    Physicians, an Ohio licensed insurance corporation, operates primarily as a diversified investment and insurance company. Its operations and those of its direct and indirect subsidiaries include investment operations, property and casualty insurance, the wind down of the settlement of insurance claims liabilities arising from Physicians' terminated medical professional liability ("MPL") insurance business (the "runoff"), and other. Through December 4, 1998, an indirect subsidiary of Physicians, American Physicians Life Insurance Company ("APL"), engaged in life and health insurance. Physicians has been licensed as a property and casualty insurer by the Ohio Department of Insurance ("Ohio Department") since 1976 and is also licensed by the Kentucky Department of Insurance. During 1995, there was another overall shift in the strategic direction of Physicians when it sold its existing MPL insurance business. See "REGULATORY INSURANCE DISCLOSURES -- REINSURANCE -- MPL." Physicians continues to administer and adjust its remaining claims and LAE reserves. Based upon careful analysis of various alternative scenarios for handling the runoff of the remaining claims reserves, management determined that the best option was to process the existing claims internally with existing staff, rather than through a third party administrator or through an outright sale of the claims and LAE reserves. In addition, although there can be no assurance, it is expected that shareholders' equity may be better served by retaining the investments necessary to fund the payment of these claims and LAE reserves, managing them along with the rest of the Company's investment holdings, as opposed to selling or fully reinsuring these reserves and giving up the corresponding funds.

    Physicians Investment Company ("PIC")

    PIC is a holding company that owned 100% of APL prior to its sale on December 4, 1998. The Company entered into an agreement to sell APL and APL's wholly-owned subsidiary, Living Benefit Administrators Agency, Inc. On June 16, 1997. APL offered critical illness insurance through "Survivor Key" policies as well as other life and health insurance products. Physicians owns approximately 65.1% of PIC. Sequoia and Citation own approximately 9.1% and 25.8%, respectively.

    The Professional Insurance Company ("PRO")

    PRO is an Ohio domiciled insurance company first licensed to write property and casualty insurance in Ohio in 1979. It is also licensed in Kentucky, West Virginia and Wisconsin. PRO primarily offered MPL insurance to doctors, dentists and other medical professionals in Ohio until the sale of its MPL business in 1995. See "REGULATORY INSURANCE DISCLOSURES -- REINSURANCE -- MPL."

    Summit Global Management ("Summit")

    Summit is a Securities and Exchange Commission ("SEC") registered investment advisor that offers investment management services in a number of states including California, Florida, Kansas, Iowa, Louisiana, Oregon, Virginia and Wisconsin. Summit provides investment management services to PICO and its subsidiaries. Summit also offers its services to other individuals and institutions in the jurisdictions in which it is registered as an investment adviser and in other states where registration is not required. As a registered investment adviser, Summit is subject to regulation by, and files annual reports with, the SEC and the securities administrators in some of the jurisdictions in which it is registered to do business.

SIGNIFICANT MERGERS AND ACQUISITIONS

    Merger of Citation and Physicians to form PICO Holdings, Inc.

    The following describes the history of PICO, which was previously known as "Citation Insurance Group", prior to the November 20, 1996 Merger. On November 20, 1996, Citation Holdings, Inc., an Ohio corporation and a wholly-owned subsidiary of Citation ("Sub"), merged with and into Physicians, pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement") dated as of May 1, 1996, as amended by and among Citation Insurance Group, Physicians and Sub. All references to "CIG" are references to PICO as it existed prior to the Merger. CIG was a holding company principally engaged in writing workers' compensation and commercial property and casualty insurance through its wholly-owned subsidiaries, Citation and CNIC. "Citation Group" refers to CIG and its subsidiaries, excluding Citation General Insurance Company ("CGIC"), as they existed before the Merger. The State of California placed CGIC, a wholly-owned subsidiary of CIG, into conservation in July 1995. Citation Group had effectively written off its investment in CGIC in November 1994.

    Pursuant to the Merger, each outstanding share of Class A Common Stock of Physicians (the "Physicians Stock") was converted into the right to receive
5.0099 shares of PICO's Common Stock. As a result, (i) the former shareholders of Physicians owned approximately 80% of the outstanding Common Stock of PICO immediately after the Merger and controlled the Board of Directors of PICO and
(ii) Physicians became a wholly-owned subsidiary of PICO. Pursuant to the Merger Agreement, PICO also assumed all outstanding options to acquire Physicians Stock. As a result of the Merger, the business and operations of Physicians and its subsidiaries became a substantial majority of the business and operations of the Company. Effective upon the Merger, PICO's name, which was previously "Citation Insurance Group", was changed to "PICO Holdings, Inc." and the Nasdaq symbol for the Company's stock was changed from "CITN" to "PICO."

    Combination of PICO and GEC

    On December 16, 1998, following the requisite regulatory and shareholder approvals, PICO and GEC announced completion of the combination of the two corporations through PICO's acquisition of GEC's remaining 48.8% minority interest. PICO acquired the remaining shares through the issuance to GEC shareholders of PICO common stock. Immediately following the closing, PICO effected a 1-for-5 reverse stock split (the "Reverse Stock Split"), reducing the number of PICO shares issued and outstanding to approximately 9.3 million, net of approximately 4 million treasury shares.

MAJOR OPERATING SEGMENTS

    The Company is a diversified holding company engaged in five major operating segments: Investment Operations; Surface, Water and Mineral Rights Operations; Property and Casualty Insurance Operations; Medical Professional Liability Insurance Operations and Other Operations.

    Investment Operations

    PICO holds a number of strategic and portfolio investments in both publicly and privately held corporations. These investments may be passive or they may represent positions where PICO is able to exert significant influence over the operating, financing and management strategies and decisions of the corporation. PICO invests in businesses that it believes to be undervalued or may benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with existing PICO operations. The Company makes investments for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This may involve restructuring of the financing or management of the entities in which the Company invests and initiating or facilitating mergers and acquisitions. The investments tend to be long term in nature; however, if returns are not as anticipated, there is an attractive exit, or a more productive use of capital is identified, the Company divests its position. Revenues are derived from interest, dividends and realized gains or losses upon sale of investments. In addition, the change in unrealized gains and losses for available for sale securities is used as a performance measurement. The Company invests in a number of industry segments and geographic regions and does not limit itself in either of these categories but rather uses criteria based on fundamental value principles in selecting investment targets. Investments directly related to the insurance operations are included within those segments.

    Surface, Water and Mineral Rights Operations

    PICO is engaged in surface, water and mineral rights operations through its subsidiaries, Vidler and NLRC. Vidler is a comprehensive provider of water services and, through the acquisition of water assets, water rights and upgrading priority and functionality of these rights generates revenues by marketing water to end-users. In addition, Vidler is developing water recharge (storage) facilities for future operation that will be directed to municipalities and water districts in the southwestern United States. Surplus supplies of water will be stored in the facilities and will generate revenues from storage fees and sales and deliveries to end-users.

    NLRC owns approximately 1.3 million acres of deeded land in northern Nevada together with appurtenant water and mineral rights. NLRC produces revenue by land sales, land development, land exchanges and leasing for grazing, agricultural and other uses. As well as the exploration and development of water rights and mineral rights through outright sales and royalty streams, NLRC is actively engaged in activities which it believes will maximize the property's value in relation to water rights, mineral rights, and land development. Together, GEC and PICO own 100% of the membership interests in NLRC.

    Property and Casualty Insurance Operations

    PICO owns two property and casualty insurance companies, Citation and Sequoia. These companies write commercial property and casualty insurance and, to a lesser extent personal lines of insurance. Workers Compensation insurance was written until 1997, when the business was sold to a third party. Revenues are derived from premiums earned on policies written as well as investment income on assets and investments held by the insurance operations.

    MPL Operations

    PICO's subsidiaries, Physicians and PRO ceased writing policies in 1995; however, they continue to administer and adjust remaining claims. Management continues to handle the runoff of the remaining claims reserves internally. The operation has retained the investments necessary to fund the payment of claims and loss adjustment expense ("LAE") reserves as opposed to selling or fully reinsuring these reserves and giving up the corresponding funds. Revenues are derived from the investments retained.

    Other Operations

    PICO provides investment management services through its wholly-owned subsidiary, Summit. Other operations also are currently, or in prior years were, conducted by Raven Development Corp., CLM Insurance Agency, and others.

EMPLOYEES

    At December 31, 1998, the Company had 155 employees. A total of 7 employees were engaged in surface, water and mineral rights operations; 114 in property and casualty insurance operations; 8 in MPL operations; 6 in Summit's investment management operations and 20 in holding company activities.

EXECUTIVE OFFICERS

  The executive officers of PICO are as follows:

                    Name           Age                  Position
                    ----           ---                  --------
             Ronald Langley        54   Chairman of the Board, Director
             John R. Hart          39   President,  Chief  Executive  Officer
                                        and Director
             Richard H. Sharpe     43   Chief Operating Officer
             Gary W. Burchfield    52   Chief Financial Officer and Treasurer
             James F. Mosier       51   General Counsel and Secretary
             A. Judson Hill        44   Executive Vice President
             Sheila C. Ferguson    37   Financial Controller
             Maxim C. W. Webb      37   Vice President, Investments

     Except for A. Judson Hill, Sheila C. Ferguson and Maxim C. W. Webb, each executive officer of PICO was an executive officer of Physicians prior to the Merger and became an officer of PICO in November 1996 as a result of the Merger. Sheila C. Ferguson and Maxim C. W. Webb were officers of GEC and became officers of PICO upon the effective date of the PICO/GEC Combination. A. Judson Hill joined PICO in 1998 as Executive Vice President.

     Mr. Langley has been Chairman of the Board of PICO since November 1996 and of Physicians and PRO since July 1995, Chairman of the Board of Summit since November 1994, and a Director and Chairman of the Board of GEC since September 1995. Mr. Langley has been a Director of PICO since November 1996 and a Director of Physicians since 1993. Mr. Langley has been a Director of Sequoia since August 1995 and a Director of Citation since November 1996. Mr. Langley has been a Director of PC Quote, Inc. since 1995.

     Mr. Hart has been President and Chief Executive Officer of PICO since November 1996 and of Physicians and PRO since July 1995 and President and Chief Executive Officer and a Director of GEC since September 1995. Mr. Hart has been a Director of PICO since November 1996 and a Director of Physicians since 1993. Mr. Hart has been a director of Summit since 1994. Mr. Hart has been a Director and Chairman of the Board of Sequoia since August 1995 and a Director and Chairman of the Board of Citation since November 1996. Mr. Hart has been a Director of PC Quote, Inc. since 1997.

     Mr. Sharpe has been Chief Operating Officer of PICO since November 1996 and of Physicians since June 1994, an officer of APL for more than 10 years, and a Director of APL from June 1993 until December 1998. Mr. Sharpe has been a Director of Sequoia since August 1995 and a Director of Citation since November 1996.

     Mr. Burchfield has been Chief Financial Officer and Treasurer of PICO since November 1996 and Chief Financial Officer of Physicians since November 1995 and Treasurer of Physicians since November 1994. Mr. Burchfield was Controller of Physicians from March 1990 to November 1995 and Chief Accounting Officer of Physicians from December 1993 to November 1995.

     Mr. Mosier has served as General Counsel and Secretary of PICO since November 1996 and of Physicians since October 1984 and in various other executive capacities since joining Physicians in 1981.

     Mr. Hill joined PICO in November 1998. Prior to joining PICO, he was a managing director of HSBC Securities, Inc. in 1997 and 1998. For three years prior to that, he was executive vice president of Thermatrix, Inc., an industrial controls manufacturing firm.

     Ms. Ferguson has served in various capacities with the GEC group of companies since 1993, including Director, Treasurer and Financial Controller of Forbes Ceylon Limited from 1993 through 1996. Ms. Ferguson has also served as Financial Controller for GEC since September 1995 and an officer of GEC since June 1997. Ms. Ferguson became Financial Controller of PICO November 20, 1998.

     Mr. Webb has served in various capacities with the GEC group of companies since 1993, including Vice President, Investments of Forbes Ceylon Limited from 1994 through 1996. Mr. Webb became an officer of GEC in November 1997 and Vice President, Investments of PICO on November 20, 1998.

REGULATORY INSURANCE DISCLOSURES

    Premiums

     The following table shows the total net premiums written (gross premiums less premiums ceded pursuant to reinsurance treaties) by line of business by the Company for the periods indicated as reported in financial statements filed with the Ohio Department and the California Department using statutory accounting principles:

                    NET PREMIUMS WRITTEN BY LINE OF BUSINESS

                                                           1998                1997               1996
                                                       --------------       ------------      -------------
                                                                            (in millions)
Property and Casualty-Commercial and Other             $        35.5        $      40.1       $       35.2
Medical Professional Liability                                  (0.2)               0.2
Workers Compensation and Other                                                     (0.6)               2.4
                                                       --------------       ------------      -------------
     Total Property and Casualty Premiums                       35.3               39.7               37.6
                                                       --------------       ------------      -------------
Property & Casualty Excluding
    Workers Compensation Insurance and other            $       35.3        $      40.3       $       35.2
                                                       ==============       ============      =============


        Commercial property and casualty insurance premiums written by Sequoia and Citation account for principally all of the Company's property and casualty premiums in recent years, with the exception of workers' compensation premiums written prior to July 1997 when that line of business was fully reinsured and sold along with CNIC. Physicians and PRO ceased writing MPL risks in 1995, but continue to administer the runoff of the existing claims exposures. PRO and Physicians entered into a 100% quota share reinsurance treaty effective October 1, 1997 whereby PRO ceded and Physicians assumed all of PRO's existing claims liabilities, net of existing reinsurance. See "REINSURANCE." Citation's premiums are included for periods after November 20, 1996, the effective date of the Merger. See "SIGNIFICANT MERGERS AND ACQUISITION."

    Property and Casualty Insurance

    On March 7, 1995, Physicians executed a stock purchase agreement with Sydney Reinsurance Corporation ("SRC") to acquire all of the outstanding stock of SRC's wholly-owned subsidiary, Sequoia. All policy and claims liabilities of Sequoia prior to closing are the responsibility of SRC and have been unconditionally and irrevocably guaranteed by QBE Insurance Group Limited ("QBE"), an Australian corporation of which SRC indirectly is a wholly-owned subsidiary. Physicians is required to maintain a minimum surplus in Sequoia of $7.5 million and, through a management agreement, is supervising the run-off of SRC's liabilities. As part of the management agreement, Physicians was reimbursed for certain expenses incurred in the servicing of the business existing prior to closing.

    Sequoia writes primarily light commercial and multiperil insurance in northern and central California and a small amount in Nevada. Sequoia's principal sources of premium production represent farm insurance and small to medium-sized commercial accounts, most of which are located outside of large urban areas. A small amount of earthquake coverage is provided, either as an endorsement to an existing insurance policy or as a result of participation in a state-mandated pool. Most business is written at independently filed rates.

    Citation currently underwrites principally the same types of business as Sequoia, but only in states where Sequoia does not write. Prior to the centralization of underwriting activities and the implementation of more stringent underwriting guidelines, Citation wrote general liability and property insurance for small and medium-sized businesses, including restaurants, hotels and motels, retail stores, owners of small commercial centers, and until October 1994, artisan contractors, with uniform risk characteristics and coverage needs. Citation targets specific types of accounts within predetermined business classifications containing certain characteristics including low potential for loss severity, no long delay between loss occurrence and loss reporting, and a relatively short and uncomplicated claim settlement process. Citation typically provides general liability, theft, inland marine, property, glass, commercial automobile, incidental product liability coverage and umbrella liability. Citation sells policies through independent producers located in its operating territories.

    In an effort to improve the exposure to risks underlying Citation's book of insurance business and to take advantage of synergies inherent within the two insurance companies, Sequoia and Citation moved both operations into common facilities in Monterey, California in 1997. Essentially all new and renewal insurance business is being underwritten by Sequoia using Sequoia's more stringent risk selection criteria. However, risks located in states not covered by Sequoia continue to be written directly by Citation. Effective January 1, 1998, Sequoia and Citation entered into a pooling agreement whereby both insurance companies pool all their business in force at, or written or renewed after, the effective date. Both companies share equally in the allocation of premiums, losses and LAE and insurance expenses.

    Net earned premiums, incurred losses and the corresponding loss ratio (excluding loss adjustment expense) for Sequoia and Citation for 1998 were $36,000, $17,000 and 45.7%, respectively, excluding workers' compensation insurance. This compares to $50,000, $24,000 and 47.7%, respectively, in 1997. The decline in earned premium from 1997 to 1998 is principally a result of the more stringent underwriting of Citation's former book of insurance business following its change in control in November 1996. Increased competition for commercial property and casualty insurance premiums within northern and central California has also contributed to the decrease.

    Sequoia's and Citation's combined results for 1998 by line of business were as follows:

                        Property and Casualty Insurance
                       Net Loss Ratio by Line of Business

                                                      1998
                                  ---------------------------------------------
                                      Net
                                   Premiums        Net Losses          Net Loss
                                    Earned         Incurred*            Ratio*
                                    ------       -------------          ------
                                                 (in thousands)

Fire                                 $496             $212               42.7%
Allied lines                          151               76               50.3%
Homeowners multiperil                  30                4               13.3%
Commercial multiperil              26,285           10,582               40.3%
Inland marine                                            3
Earthquake                            286               17                5.9%
Other liability                       644            2,553              396.4%
Auto liability                      5,125            2,058               40.2%
Auto physical damage                3,274            1,071               32.7%
                                    -----            -----
     Total                        $36,291          $16,576               45.7%
                                  =======          =======

* Net losses incurred and net loss ratio shown exclude LAE.


   The loss ratio for the Sequoia and Citation combined improved two full percentage points from 1997 to 1998. However, Sequoia's total net loss ratio decreased 5.6 percentage points from 1997 principally as a result of redundancies in prior year reserves in the commercial multiperil and other liability lines of business. Citation's results continue to be significantly influenced by extremely poor claims experience in artisan/contractors (classified above under "other liability") insurance which is no longer offered by Citation.

    The underwriting staffs of Sequoia and Citation are solely responsible for the ultimate acceptance, underwriting and pricing of applications for commercial insurance. Premium pricing levels are based on a variety of factors, including industry historical loss costs, anticipated loss costs, acceptable profit margins and anticipated operating expenses.

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

    The policy at Sequoia and Citation is to settle valid claims promptly and equitably. Sequoia and Citation employ claim technicians, located in various locations throughout California, to administer the claim settlement process. It is Sequoia's and Citation's policy to limit the number of claims assigned to each technician, based in part on the complexity of the individual claims. It is also a policy to assign the most experienced technicians to handle the most complex claims. In general, claims in litigation are the most complex and require the most experienced personnel.

    The Company's claim staff, working closely with claim department supervisors, may retain independent adjusters, appraisers and defense counsel, based on the nature of the claim. In addition, Sequoia and Citation have implemented procedures and programs to detect and investigate claim fraud. To date, it appears these programs resulted in substantial savings relative to the claimed amounts involved.

     Citation and Sequoia write property and casualty insurance policies. Most of Citation's and Sequoia's net premiums are derived from property and casualty insurance. The property and casualty insurance industry has been highly cyclical, and the industry has been in a cyclical downturn over the last several years due primarily to premium rate competition, which has resulted in lower profitability. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of capacity in the industry. The level of surplus in the industry varies with returns on invested capital and regulatory barriers to withdrawal of surplus. Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers. The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including natural disasters (such as hurricanes, windstorms, earthquakes and fires), fluctuations in interest rates and other changes in the investment environment which affect market prices of insurance companies' investments and the income from those investments, inflationary pressures that affect the size of losses and judicial decisions affecting insurers' liabilities. The demand for property and casualty insurance can also vary significantly, generally rising as the overall level of economic activity increases and falling as such activity decreases.

    MPL

     Prior to the sale of the MPL insurance business to Mutual Assurance Inc. ("Mutual") in August 1995, Physicians and PRO primarily wrote MPL coverage. Physicians and PRO were represented by approximately 40 independent insurance agents and by Physicians' wholly-owned subsidiary insurance agency, PICO Insurance Agency, Inc. While Physicians and PRO were licensed collectively in the states of Ohio, Kentucky, Michigan, West Virginia and Wisconsin, MPL coverage was actively written only in Ohio and Kentucky. Physicians and PRO continue to administer the adjustment of claims and the investment of related assets for policies written or renewed prior to July 16, 1995, the effective date of a 100% quota share reinsurance agreement with Mutual.

     As part of the agreement with Mutual, Physicians and PRO agreed not to sell the following insurance products for a period of five years ending August 27, 2000 in any state in which Physicians, PRO or Mutual was licensed to offer MPL insurance products as of August 28, 1995: professional liability insurance for physicians, surgeons, dentists, hospitals, ambulatory surgical clinics, and other health care providers (collectively, "Health Care Providers"); reinsurance for insurers writing professional liability insurance for such Health Care Providers; comprehensive general liability insurance for Health Care Providers; stop loss insurance for Health Care Providers who have contracted to provide health care services at a fixed rate; and managed care liability insurance providing coverage for liability arising from errors and omissions of a managed care organization, for the vicarious liability of a managed care organization for acts and omissions by contracted and employed providers, and for liability of directors and officers of a managed care organization.

     Physicians will continue to administer the runoff of claims on policies written or renewed prior to July 16, 1995. Physicians estimates based upon actuarial indications that approximately 75% of Physicians' claim liabilities, which existed at the end of 1995, should be paid out by the end of the year 2000.

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

     Several years or more may elapse between the occurrence of an insured MPL or casualty loss, the reporting of the loss and the final payment of the loss. Loss reserves are estimates of what an insurer expects to pay claimants, legal and investigative costs and claims administrative costs. The Company's subsidiaries are required to maintain reserves for payment of estimated losses and loss adjustment expense for both reported claims and claims which have occurred but have not yet been reported ("IBNR"). Ultimate actual liabilities may be materially more or less than current reserve estimates.

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

    The liabilities for unpaid losses and LAE of Physicians, PRO, Sequoia, and Citation (the "Insurance Group") were $155 million at December 31, 1998, $196.1 million in 1997, and $252.0 million in 1996, net of discount on MPL reserves and before reinsurance reserves, which reduce net unpaid losses and LAE. Of those amounts, the liabilities for unpaid loss and LAE of prior years increased by $7.3 million in 1998, $0.9 million in 1997, and $2.3 million in 1996. These reserve changes for prior years' reserves were due to the following:

                     CHANGE IN UNPAID LOSS AND LAE RESERVES


                                                              1998           1997           1996
                                                           ------------   ------------   ------------
Increase (decrease) in provision for prior year claims          7.0           (1.0)          (2.6)
Retroactive reinsurance                                        (0.4)           1.2
Accretion of reserve discount                                   0.7            3.1            4.9
                                                           ------------   ------------   ------------
    Net increase in liabilities for unpaid loss
   and LAE of prior years                                       7.3            3.3            2.3
                                                           ============   ============   ============


    See schedule in Note 13 of Notes to the Company's Consolidated Financial Statements, "Reserves for Unpaid Loss and Loss Adjustment Expenses" for additional information regarding reserve changes.

Although the Company's Insurance Group's reserves are certified annually by independent actuaries for each insurance company as required by state law, significant fluctuations in reserve levels can occur based upon a number of variables used in actuarial projections of ultimate incurred losses and LAE.

    Physicians' liability for unpaid MPL losses and LAE is discounted to reflect investment income as permitted by the Ohio Department. The method of discounting is based upon historical payment patterns and assumes an interest rate at or below Physicians' investment yield, and is the same rate used for statutory reporting purposes. A discount rate of 4% is used for MPL reserves.

    All members of the Company's Insurance Group seek to reduce the loss that may arise from individually significant claims or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance carriers.

    Various reinsurance treaties remain in place to limit the Company's Insurance Group's exposure levels. See "Reinsurance" following this section and
Note 12 of Notes to Consolidated Financial Statements, "Reinsurance."

    Reconciliation of Unpaid Loss and Loss Adjustment Expenses

    An analysis of changes in the liability for unpaid losses and LAE for 1998, 1997 and 1996 is set forth in Note 13 of Notes to the Company's Consolidated Financial Statements, "Reserve for Unpaid Loss and Loss Adjustment Expenses."

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

The following table presents the development of balance sheet liabilities for 1988 through 1998 for all property and casualty line of business including MPL. The "Net liability as originally estimated" line shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date on a discounted basis for each of the indicated years. Reserves for other lines of business that Physicians ceased writing in 1989, which are immaterial, are excluded. The "Gross liability as originally estimated" represents the estimated amounts of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date on an undiscounted basis, including losses that had been incurred but not reported.

                                                                          Year Ended December 31,
                                          ---------------------------------------------------------------------------------------
                                            1988           1989           1990           1991           1992            1993
                                          -----------   ------------   ------------   ------------   ------------    ------------
                                                                              (In thousands)

Net Liability as originally estimated:      $109,435       $126,603       $128,104       $129,768       $159,804        $179,390
Discount                                      37,100         36,806         30,230         30,647         31,269          32,533
Gross liability as originally estimated:     146,535        163,409        158,334        160,413        191,073         211,923
Cumulative payments as of:
     One year later                           27,229         43,725         42,488         42,986         41,550          34,207
     Two years later                          69,335         84,463         81,536         81,489         73,012          69,037
     Three years later                       105,274        110,291        108,954        103,505        103,166          90,904
     Four years later                        122,589        128,737        120,063        120,073        116,278         118,331
     Five Years later                        136,454        135,170        126,100        127,725        139,028         128,773
     Six years later                         138,907        138,912        130,146        142,973        143,562
     Seven years later                       140,451        141,854        142,484        147,142
     Eight years later                       141,641        152,706        146,112
     Nine years later                        146,841        154,659
     Ten years later                         149,034
Liability re-estimated as of:
     One year later                          148,847        162,653        160,200        188,811        197,275         183,560
     Two years later                         148,932        162,371        179,915        184,113        179,763         184,138
     Three years later                       154,177        176,123        172,715        174,790        182,011         175,308
     Four years later                        165,596        169,488        170,847        177,811        176,304         178,544
     Five Years later                        163,676        171,532        171,968        172,431        181,721         178,584
     Six years later                         165,996        170,873        165,255        175,830        181,868
     Seven years later                       166,144        167,341        168,185        177,603
     Eight years later                       161,328        170,941        170,710
     Nine years later                        163,426        173,630
     Ten years later                         166,527
Cumulative Redundancy (Deficiency)          ($19,992)      ($10,221)      ($12,376)      ($17,190)        $9,205         $33,339


RECONCILIATION TO FINANCIAL STATEMENTS Gross Liability - end of year

     Reinsurance recoverable

     Net liability before discount - end of year

     Net discount Discounted net liability - end of year

     Discounted reinsurance recoverable


     Discontinued personal lines insurance

     Balance sheet liability (discounted)

     Gross re-estimated liability - latest

     Re-estimated recoverable - latest

     Net re-estimated liability before discount - latest

     Net re-estimated discount - latest

     Discounted net re-estimated liability - latest

     Net cumulative redundancy (deficiency) before discount




                                                                               Year Ended December 31,
                                                    -----------------------------------------------------------------
                                                       1994         1995          1996         1997          1998
                                                    -----------   ----------   -----------  -----------   -----------
                                                                                   (In thousands)

Net Liability as originally estimated:                $153,212     $137,523      $165,629     $128,205      $102,877
Discount                                                20,144       16,568        12,216        9,159         8,515
Net liability before discount as originally estimated: 173,356      154,091       177,845      137,364       111,392
Cumulative payments as of:
     One year later                                     35,966       27,128        59,918       44,750
     Two years later                                    61,263       65,062        95,574
     Three years later                                  93,908       86,865
     Four years later                                  110,272
     Five Years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Liability re-estimated as of:
     One year later                                    170,411      147,324       177,734      144,367
     Two years later                                   163,472      146,653       185,366
     Three years later                                 162,532      151,752
     Four years later                                  165,696
     Five Years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Cumulative Redundancy (Deficiency)                      $7,660       $2,339       ($7,521)     ($7,003)

RECONCILIATION TO FINANCIAL STATEMENTS
     Gross Liability - end of year                                               $266,320     $208,351      $166,131
     Reinsurance recoverable                                                      (88,474)     (70,987)      (54,740)
                                                                               -----------  -----------   -----------
     Net liability before discount - end of year                                  177,846      137,364       111,391
     Net discount                                                                 (12,217)      (9,159)       (8,515)
                                                                               -----------  -----------   -----------
     Discounted net liability - end of year                                       165,629      128,205       102,876
     Discounted reinsurance recoverable                                            85,217       67,654        52,000
                                                                               -----------  -----------   -----------
                                                                                  250,846      195,859       154,876
     Discontinued personal lines insurance                                          1,178          237           145
                                                                               ===========  ===========   ===========
     Balance sheet liability (discounted)                                        $252,024     $196,096      $155,021
                                                                               ===========  ===========   ===========

     Gross re-estimated liability - latest                                       $284,817     $212,564
     Re-estimated recoverable - latest                                            (99,450)     (68,197)
                                                                               -----------  -----------
     Net re-estimated liability before discount - latest                          185,367      144,367
     Net re-estimated discount - latest                                            (8,515)      (8,515)
                                                                               ===========  ===========
     Discounted net re-estimated liability - latest                              $176,852     $135,852
                                                                               ===========  ===========
     Net cumulative redundancy (deficiency) before discount                       ($7,521)     ($7,003)
                                                                               ===========  ===========

    Each decrease or increase amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the redundancy related to losses settled in 1991, but incurred in 1988 will be included in the decrease or increase amount for 1988, 1989 and 1990. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. For example, Physicians commuted reinsurance contracts in several different years that significantly increased the estimate of net reserves for prior years by reducing the recoverable loss and LAE reserves for those years. Accordingly, it may not be appropriate to extrapolate future increases or decreases based on this table.

    The data in the above table is based on Schedule P from each of the Company's Insurance Group's 1988 to 1998 Annual Statements, as filed with state insurance departments; however, the development table above differs from the development displayed in Schedule P, Part-2, of the insurance Annual Statements as Schedule P, Part-2, excludes unallocated LAE.

    LOSS RESERVE EXPERIENCE. The inherent uncertainties in estimating loss reserves are greater for some insurance products than for others, and are dependent on the length of the reporting lag or "tail" associated with a given product (i.e. the lapse of time between the occurrence of a claim and the report of the claim to the insurer) of the diversity of historical development patterns among various aggregations of claims, the amount of historical information available during the estimation process, the degree of impact that changing regulations and legal precedents may have on open claims, and the consistency of reinsurance programs over time, among other things. Because MPL and commercial casualty claims may not be fully paid for several years or more, estimating reserves for such claims can be more uncertain than estimating reserves in other lines of insurance. As a result, precise reserve estimates cannot be made for several years following a current accident year for which reserves are initially established.

    There can be no assurance that the insurance subsidiaries in the Company's Insurance Group have established reserves adequate to meet the ultimate cost of losses arising from such claims. It has been necessary, and will over time continue to be necessary, for the insurance companies to review and make appropriate adjustments to reserves for estimated ultimate losses and LAE. To the extent reserves prove to be inadequate, the insurance companies would have to adjust their reserves and incur a charge to income, which could have a material adverse effect on the financial results of the Company.

REINSURANCE

    MPL

    On July 14, 1995, Physicians and PRO entered into an Agreement for the Purchase and Sale of Certain Assets (the "Mutual Agreement") with Mutual Assurance Inc. This transaction was approved by Physicians' shareholders on August 25, 1995 and closed on August 28, 1995. Pursuant to the Mutual Agreement, Physicians and PRO sold their professional liability insurance business and related liability insurance business for physicians and other health care providers (the "Book of Business"). Physicians and PRO were engaged in, among other things, the business of offering MPL insurance and related insurance to physicians and other health care providers principally located in Ohio. Mutual acquired the Book of Business in consideration of the payment of $6.0 million, plus interest at a rate of 6% per annum from July 1, 1995 until the date of closing, or an aggregate of $6.1 million.

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

    Prior to July 16, 1995, Physicians ceded a portion of the insurance it wrote to unaffiliated reinsurers through reinsurance agreements. Physicians' reinsurers for insurance policies with effective dates between July 1, 1993 and July 15, 1995, were TIG Reinsurance Company (rated A (Excellent) by Best), Transatlantic Reinsurance Company (rated A++ (Superior) by Best) and Cologne Reinsurance Company of America (rated NR-3 (Rating Procedure Inapplicable) by
Best). Physicians ceded insurance to these carriers on an automatic basis when retention limits were exceeded. Physicians retained all risks up to $200,000 per occurrence. All risks above $200,000, up to policy limits of $5 million, were transferred to reinsurers, subject to the specific terms and conditions of the various reinsurance treaties. Physicians remains primarily liable to policyholders for ceded insurance should any reinsurer be unable to meet its contractual obligations. Physicians has not incurred any material loss resulting from a reinsurer's breach or failure to comply with the terms of any reinsurance agreement.

    Property and Casualty

    Effective January 1, 1996, Citation and CNIC have an excess of loss treaty with National Reinsurance Corporation for property and casualty loss occurring on or after January 1, 1996. This treaty provides $4.8 million of coverage in excess of $250,000 per occurrence. An automatic facultative agreement with Munich American Reinsurance Company provides coverage up to $6.0 million in excess of $5.0 million per occurrence. Property catastrophe reinsurance, which is provided by several reinsurers, was increased to provide 95% of $18.5 million of coverage in excess of a $1.5 million per occurrence retention. Citation has a commercial umbrella liability agreement with American Reinsurance Company which reinsures 95% of the first $1 million of umbrella coverage and 100% of any limits purchased above $1 million, up to $10 million.

    Effective January 1, 1998, Sequoia and Citation entered into an inter-company reinsurance pooling agreement for business in force as of January 1, 1998 and business written thereafter. Per the agreement, Citation ceded 100% of its net premium and losses to Sequoia and Sequoia then ceded 50% of its net premiums and losses to Citation. Sequoia and Citation share equally in the underwriting expenses.

    Effective January 1, 1997, Citation cancelled its reinsurance contracts and replaced them with the following coverages. For policies in force at December 31, 1996 and for policies written with effective dates from January 1, 1997 through February 28, 1997, Citation has reinsurance providing coverage for both property and casualty business, excluding umbrella coverage, of $4.8 million excess of $250,000. For policies written with effective dates March 1, 1997 and after, Citation has the same reinsurance as Sequoia's 1997 and 1998 reinsurance program which is outlined as follows. For property business, reinsurance provides coverage of $10.4 million excess of $150,000. For casualty business, excluding umbrella coverage, reinsurance provides coverage of $4.9 million excess of $150,000. Umbrella coverages are reinsured $9.9 million excess of $100,000. The catastrophe treaties for 1997 provide coverage of 95% of $19 million excess of $1 million per occurrence for the combined losses of Citation and Sequoia. The catastrophe treaties for 1998 provide coverage of 95% of $14 million excess of $1 million per occurrence. Facultative reinsurance is placed with various reinsurers.

    Effective June 30, 1997, immediately prior to the sale of CNIC, Citation ceded and CNIC assumed all of Citation's historical workers' compensation net reserves and inforce workers' compensation policies. CNIC then ceded and Citation assumed all of CNIC's net commercial property and casualty reserves and inforce commercial property and casualty insurance policies (other than workers' compensation).

    Where the reinsurers are "not admitted" for regulatory purposes, Sequoia and Citation presently maintain sufficient collateral with approved financial institutions to secure cessions of paid losses and outstanding reserves.

    With regard to Sequoia, all policy and claims liabilities prior to August 1, 1995 have been 100% reinsured with SRC and unconditionally guaranteed by QBE. Sequoia, however, retains primary responsibility to its policyholders and claimants should SRC and QBE fail. Sequoia's net retention for both property and casualty business, excluding umbrella coverage, is $150,000 per risk or occurrence. The working layers provide coverage up to $5.5 million excess of $150,000 per risk on property losses subject to occurrence limits and unlimited reinstatements. General liability coverage, excluding umbrella coverage, is provided up to $3 million excess of $150,000 per occurrence. Two excess catastrophe treaties provide additional property reinsurance up to $10 million each occurrence, excess of $500,000 each occurrence, with allowances for one full reinstatement each at pro rata pricing. Sequoia retains the first $100,000 of each umbrella loss up to $5 million. Facultative reinsurance is placed with various reinsurers.

Reinsurance recoverable concentration for all property and casualty lines of business, including MPL, as of December 31, 1998 is summarized in the following table:

                     REINSURANCE RECOVERABLE CONCENTRATION


                                              Unearned       Reported      Unreported      Reinsurer
                                              Premiums        Claims         Claims        Balances
                                              --------        ------         ------        --------
                                                                  (in millions)
Sydney Reinsurance Corporation                                 $ 6.5         $ 10.7         $ 17.2
Kemper Reinsurance Company                                     $ 0.6                         $ 0.6
Continental Casualty Company                                   $ 0.9          $ 1.0          $ 1.9
Hartford RE Co.                                                $ 0.1                         $ 0.1
Hartford Fire Insurance Company                 $ 0.3          $ 0.7          $ 0.2          $ 1.2
TIG Reinsurance Group                                          $ 1.7          $ 6.1          $ 7.8
Transatlantic Reinsurance Company                                             $ 8.6          $ 8.6
Cologne Reinsurance Company of America                                        $ 0.9          $ 0.9
Mutual Assurance, Inc.                                         $ 5.3          $ 1.6          $ 6.9
General Reinsurance                                            $ 1.8                         $ 1.8
National Reinsurance Corporation                $ 0.4          $ 1.8          $ 0.6          $ 2.8


    The Company remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

    Reinsurance Risks

    As with other property and casualty insurers, Citation's and Sequoia's operating results and financial condition can be adversely affected by volatile and unpredictable natural and man-made disasters, such as hurricanes, windstorms, earthquakes, fires and explosions. Citation and Sequoia generally seek to reduce their exposure to such events through individual risk selection and the purchase of reinsurance. Citation's and Sequoia's estimates of their exposures depend on their views of the possibility of a catastrophic event in a given area and on the probable maximum loss to Citation or Sequoia should such an event occur. While Citation and Sequoia attempt to limit their exposure to acceptable levels, it is possible that an actual catastrophic event or multiple catastrophic events could significantly exceed the probable maximum loss previously assumed, resulting in a material adverse effect on the financial condition and results of operations of the Company.

    The future financial results of the insurance subsidiaries could be adversely affected by disputes with their respective reinsurers with respect to coverage and by the solvency of such reinsurers. The Company's insurance subsidiaries are not aware of actual or potential disputes with any of their respective reinsurers that could materially and adversely impact the financial results of the Company or is aware of any insolvent reinsurer whose current obligations to Citation, Physicians, PRO, or Sequoia are material to such companies.

    Competition

    There are several hundred property and casualty insurers licensed in California, many of which are larger and have greater financial resources than Sequoia and Citation and offer more diversified types of insurance coverage, have greater financial resources and have greater distribution capabilities than Sequoia and Citation.

    A.M. BEST COMPANY ("Best") has assigned Sequoia a rating of B++ (Very Good) and APL has had a Best rating of B+ (Very Good) since 1983. Citation is currently rated B+ (Very Good) by Best. Physicians and PRO are currently rated, and have been for a number of years, NR-3 (Rating Procedure Inapplicable). Best's ratings reflect the assessment of Best of the insurer's financial condition as well as the expertise and experience of its management. Therefore, Best ratings are important to policyholders. Best ratings are subject to review and change over time. There can be no assurance that Sequoia or Citation will maintain their ratings. If Sequoia or Citation fail to maintain their current ratings, it would possibly have a material adverse effect on their ability to write new insurance policies as well as potentially reduce their ability to maintain or increase market share.

    As a result of the reported losses and the increase in reserves, primarily from construction defect claims, in 1995, Best at that time reduced its rating of Citation from B+ to B-. Best recently upgraded Citation's rating to B+ (Very
Good). Management believes that many potential customers will not insure with an insurer that carries a Best rating of less than B+, and that customers who do so will demand lower rate structures. There can be no assurances that Citation's Best ratings will be maintained or increased.

    There is fierce competition in the property and casualty insurance industry that is populated by large insurers doing business on a countrywide basis, as well as regional and local insurers. Insurers compete on the basis of price, product, and service. Many of the competitors in the market have higher ratings from Best as well as other financial rating services and offer a broader array of coverages than do Citation and Sequoia.

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

    Sequoia's and Citation's ability to attract and retain customers results from price structures which have been tailored to attract certain sub-segments of the commercial insurance market. In addition, several of their competitors have either restricted writings in California or have withdrawn from the state due to a variety of competitive pressures and adverse litigation and regulatory climates.

    However, Citation's and Sequoia's marketing is focused in a limited number of commercial business classifications. In general, these classifications are considered preferred by most competitors because of historically profitable results realized from underwriting such classifications. Citation's and Sequoia's customer bases and prospective revenues are vulnerable to the pricing actions of larger or more efficient competitors who target Citation's and Sequoia's desired classifications or individual policyholders and offer substantially lower rates.

    Physicians and its subsidiaries no longer compete in the MPL industry. Citation sold its workers' compensation businesses in 1997. On December 4, 1998, the Company sold its life and health insurance subsidiary, APL.

    Regulation

    Physicians, PRO, Sequoia, and Citation are subject to extensive state regulatory oversight in the jurisdictions in which they are organized and in the jurisdictions in which they do business.

    The investments held by Physicians, PRO, Sequoia, and Citation are strictly regulated by investment statutes in their states of domicile. In general, these investment laws place limits on the diversification, the total percentage owned of any one company and quality of the investment and seek to ensure the claims-paying ability of the insurer.

    Ohio has enacted legislation that regulates insurance holding company systems, including Physicians and PRO. Physicians and PRO are required to register with the Ohio Department and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Pursuant to these laws, the Ohio Department may examine Physicians and/or its insurance subsidiaries at any time and require disclosure of and/or approval of material transactions involving the insurers within the system, such as extraordinary dividends from Physicians' or any of its insurance subsidiaries. All material transactions within the holding company system affecting Physicians or its Ohio-domiciled insurance subsidiaries must be fair and reasonable. Sequoia and Citation are subject to similar legislation in California.

    Ohio insurance law provides that no person may acquire direct or indirect control of Physicians or PRO unless it has obtained the prior written approval of the Ohio Superintendent of Insurance for such acquisition unless such transaction is exempt. Similarly, California insurance law provides that no person may acquire direct or indirect control of Sequoia or Citation unless it has obtained the prior written approval of the California Insurance Commissioner of such acquisition.

    Since Physicians and PRO are domiciled in Ohio, the Ohio Department is the principal supervisor and regulator of each of these companies. Since Sequoia and Citation are domiciled in California, the California Insurance Commissioner is its principal supervisor and regulator. However, each of the companies are also subject to supervision and regulation in the states in which they transact business, and such supervision and regulation relate to numerous aspects of an insurance company's business and financial condition. The primary purpose of such supervision and regulation is to ensure financial stability of insurance companies for the protection of policyholders. The laws of the various states establish insurance departments with broad regulatory powers relative to granting and revoking licenses to transact business, regulating trade practices, required statutory financial statements, and prescribing the types and amount of investments permitted. Although premium rate regulations vary among states and lines of insurance, such regulations generally require approval of the regulatory authority prior to any changes in rates.

    Insurance companies are required to file detailed annual reports (statutory Annual Statements) with the insurance departments in each of the states in which they do business, and their financial condition and market conduct are subject to examination by such agencies at any time.

    Physicians and PRO are restricted by the insurance laws of Ohio as to the amount of dividends they may pay without prior approval. The maximum dividend that may be paid during any 12-month period without the prior approval of the Ohio Department is limited to the greater of 10% of the insurer's surplus as regards policyholders as of the preceding December 31 or the net income of the insurer for the year ended the previous December 31. Any dividend paid from other than earned surplus is considered to be an extraordinary dividend and must be approved.

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

    In recent years, the NAIC and state insurance regulators have been examining existing laws and regulations, with an emphasis on insurance company investment and solvency issues, risk-based capital guidelines, interpretations of existing laws, the development of new laws and the implementation of non-statutory guidelines. From time to time, legislation has also been introduced in Congress that would result in the federal government assuming some role in the regulation of the insurance industry. Each of the Company's insurance subsidiaries are also subject to assessment by state guaranty associations to fund the insurance obligations of insolvent insurers. There can be no assurance that such assessments will not have an adverse effect on the financial condition of the Company and its insurance subsidiaries. However, assessments are calculated based upon market share and none of the Company's insurance subsidiaries has a significant market share in any line of business in any jurisdiction.

    The regulation and supervision of insurance companies by state agencies is designed principally for the benefit of their policyholders, not their stockholders. In addition, Madison Acceptance Corporation ("MAC"), a wholly-owned subsidiary of Citation is subject to regulation by the California Department of Corporations, which includes various requirements relating to the financial condition of MAC as well as all aspects of the marketing of premium financing. MAC is currently totally dormant.

    The California Department of Insurance completed its latest market conduct examination of Sequoia and CNIC in 1992 and of Citation in 1993. The California Department also completed a financial examination of Citation in 1997 covering the three years ended December 31, 1995. The California Department's final examination report did not require Citation to take any significant action.

    The California Department also completed in 1997 a financial examination of Sequoia covering 1993 through 1996. The Ohio Department completed its regular triennial examinations of Physicians and PRO for the three-year period 1993-1995. Nothing of significance was reported for any of the companies examined. The Ohio Department began its regular triennial examination of Physicians and PRO for the years 1996, 1997 and 1998 in March 1999.

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

    Proposition 103, a ballot initiative passed by California voters on November 8, 1988, also subjects the insurance industry to California antitrust and unfair business practices laws (although the relevant provision of Proposition 103 may only apply to automobile and certain other insurers), prohibits cancellation or nonrenewal of insurance policies except for specified reasons and provides that the Insurance Commissioner shall be an elected official.

    Beginning in 1994, Physicians, PRO, Citation, and Sequoia became subject to the provisions of the Risk-Based Capital for Insurers Model Act (the "Model Act") which has been adopted by the NAIC for the purpose of helping regulators identify insurers that may be in financial difficulty. The Model Act contains a formula which takes into account asset risk, credit risk, underwriting risk and all other relevant risks. Under this formula, each insurer is required to report to regulators using formulas which measure the quality of its capital and the relationship of its modified capital base to the level of risk assumed in specific aspects of its operations. The formula does not address all of the risks associated with the operations of an insurer. The formula is intended to provide a minimum threshold measure of capital adequacy by individual insurance company and does not purport to compute a target level of capital. Companies which fall below the threshold will be placed into one of four categories:
Company Action Level, where the insurer must submit a plan of corrective action; Regulatory Action Level, where the insurer must submit such a plan of corrective action, the regulator is required to perform such examination or analysis the Superintendent of Insurance considers necessary and the regulator must issue a corrective order; Authorized Control Level, which includes the above actions and may include rehabilitation or liquidation; and Mandatory Control Level, where the regulator must rehabilitate or liquidate the insurer.

    The Model Act is not expected to cause any material change in any of the insurance companies' future operations. All companies' risk-based capital results as of December 31, 1998 exceed the requirements of the Company Action Level except for Physicians which was at the Regulatory Action Level. Physicians has been in communication with the Ohio Department of Insurance and will submit a plan of corrective action within the prescribed period. The Ohio Department may require additional action to be taken based upon its ongoing regular triennial examination of Physicians that began March 15, 1999. The decline in Physicians' Risk-Based Capital level in 1998 was primarily due to the decline in the year-end market value of PICO common stock.

ITEM 2.  PROPERTIES

    The Company leases approximately 5,354 square feet in La Jolla, California for its principal executive offices.

    Physicians owns a facility with approximately 40,708 square feet in Pickerington, Ohio. Sequoia leases office space for its and Citation's headquarters in Monterey, California and for regional claims and underwriting offices in Modesto, Monterey, Rancho Cordova, Ventura, Visalia, Oceanside, Orange, Pleasanton, and San Jose, California, as well as Reno, Nevada. CLM's only office space consists of a leased facility in Monterey, California. GEC and Summit share office space with PICO in La Jolla, California. NLRC leases office space in Carson City, Nevada. Vidler and NLRC hold significant investments in land, water and mineral rights in the western United States. F&WUSA leases office space in New York City, New York. See "ITEM 1-BUSINESS-INTRODUCTION."

ITEM 3.  LEGAL PROCEEDINGS

    Members of the Company's Insurance Group are frequently a party in claims proceedings and actions regarding insurance coverage, all of which the Company considers routine and incidental to its business. Neither PICO nor its subsidiaries are parties to any potential material pending legal proceedings other than the following:

    On January 10, 1997, GEC commenced an action in British Columbia against MKG Enterprises Corp. ("MKG"), Vignoble Wines Agency Inc. ("Vignoble") to enforce repayment of a loan made by GEC to MKG. On the same day, the Supreme Court of British Columbia granted an order preventing MKG from disposing of certain assets pending resolution of the action. GEC subsequently brought a motion to have a receiver-manager appointed for MKG and Vignoble, which motion has been adjourned. In addition, in March 1999 GEC filed an action in the Supreme Court of British Columbia against a third party. This action states the third party had fraudulently entered into loan agreements with MKG. Accordingly, under this action GEC is claiming damages from the third party and restraining the third party from further action.

    In connection with the sale of their interests in NLRC by the former members, a limited partnership agreed to act as consultant to NLRC in connection with the maximization of the development, sales, leasing, royalties or other disposition of land, water, mineral and oil and gas rights with respect to the Nevada property. In exchange for these services, the partnership was to receive from NLRC a consulting fee. Either party could terminate this consulting agreement in April 2002 if by that time, the partnership had not received or become entitled to receive any amount of the consulting fee. By letter dated March 13, 1998, NLRC gave notice of termination of the consulting agreement based on NLRC's determination of a default by the partnership under the terms of the agreement. In November 1998, the partnership sued NLRC for wrongful termination of the consulting contract. On March 12, 1999, NLRC filed a cross-complaint against the partnership for breach of written contract, breach of fiduciary duty and seeking declaratory relief.

See Note 17 of Notes to Consolidated Financial Statements, "Commitments and Contingencies."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 20, 1998, the Company's shareholders voted to approve the PICO/GEC combination at the Company's annual meeting of shareholders. The vote on this matter was 20,021,931 shares in favor and 69,811 shares opposed.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of PICO is traded on the Nasdaq National Market under the symbol PICO. The following table sets forth the high and low sale prices as reported on the Nasdaq National Market. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions.


                                      1997                               1998
                        -------------------------------       --------------------------
                           High                Low              High             Low
                        ------------       ------------       ----------      ----------
1st Quarter              $ 23.75            $ 18.125         $ 35.31         $ 28.44
2nd Quarter              $ 23.125           $ 18.4375        $ 30.00         $ 20.00
3rd Quarter              $ 31.875           $ 21.875         $ 21.88         $ 11.56
4th Quarter              $ 32.1875          $ 29.375         $ 18.75         $ 12.75




NOTE: AMOUNTS HAVE BEEN ADJUSTED TO REFLECT THE 1-FOR-5 REVERSE STOCK SPLIT EFFECTIVE DECEMBER 16, 1998.

As of December 31, 1998, the closing sale price of PICO's common stock was $13.25 and there were 1,492 holders of record.

PICO has not declared or paid any dividends in the last two years and does not expect to pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data of the Company. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K and the consolidated financial statements and the related notes thereto included elsewhere in this document


                                                                                            Year Ended December 31,
                                                      ------------------------------------------------------------------------------
                                                       1998             1997              1996              1995               1994
                                                      ----------    --------------    -------------     -------------     ----------
                                                                                   (In thousands, except share data)
OPERATING RESULTS
Revenues
     Premium income earned                             $ 36,131          $ 49,876         $ 38,761          $ 19,542       $ 20,026
     Net investment income                               10,244            11,686            8,086             9,165         12,452
     Other income                                         1,845            26,623           29,889            12,482          1,596
                                                      ----------    --------------    -------------     -------------     ---------
Total revenues                                         $ 48,220          $ 88,185         $ 76,736          $ 41,189       $ 34,074
                                                      ==========    ==============    =============     =============     =========
Income (loss) from continuing operations before
     cumulative effect of changes in accounting
     principle                                         $ (8,230)         $ 19,035         $ 21,019          $ 14,895       $ 16,348
Income from discontinued operations, net                  1,075               456            3,301               778          2,483
Cumulative effect of change in accounting principle                                                                          (4,110)
                                                      ----------    --------------    -------------     -------------     ----------
Net income (loss)                                      $ (7,155)         $ 19,491         $ 24,320          $ 15,673       $ 14,721
                                                      ==========    ==============    =============     =============     ==========
PER COMMON SHARE RESULTS--BASIC:
  Income (loss) from continuing operations             $  (1.38)         $   3.02         $   3.80          $   2.70       $   3.00
  Income from discontinued operations                      0.18              0.07             0.59              0.15           0.45
  Loss from cumulative effect of change in
     accounting principle                                                                                                     (0.75)
                                                      ----------    --------------    -------------     -------------     ---------
  Net income (loss)                                    $  (1.20)         $   3.09         $   4.39           $  2.85       $   2.70
                                                      ==========    ==============    =============     =============     =========
WEIGHTED AVERAGE SHARES OUTSTANDING                   5,981,814         6,302,401        5,538,199         5,487,238      5,487,238
                                                      ==========    ==============    =============     =============     =========
PER COMMON SHARE RESULTS--DILUTED:
  Income (loss) from continuing operations              $ (1.38)         $   2.91         $   3.66            $ 2.70         $ 2.95
  Income from discontinued operations                      0.18              0.07             0.57              0.15           0.45
  Loss from cumulative effect of change in
     accounting principle                                                                                                     (0.75)
                                                      ----------    --------------    -------------     -------------     ---------
  Net income (loss)                                     $ (1.20)         $   2.98         $   4.23            $ 2.85         $ 2.65
                                                      ==========    ==============    =============     =============     =========
WEIGHTED AVERAGE SHARES OUTSTANDING                   5,981,814         6,540,264        5,748,414         5,487,238      5,517,733
                                                      ==========    ==============    =============     =============     =========

Note: Prior year share values have been adjusted to reflect the 1-for-5 Reverse Stock Split effective December 16, 1998 and the November 20, 1996 reverse acquisition between Physicians Insurance Company of Ohio and Citation Insurance Group. Additionally, prior year operating results have also been adjusted to reflect the treatment of APL as a discontinued operation.

         For the year ended December 31, 1994, Physicians recorded the cumulative effect of a change in accounting principle related to the discount rate associated with loss and loss adjustment expense. The change was applied retroactively to 1993.

         As of August 19, 1997 the Company consolidated GEC. Prior to this treatment, GEC was accounted for using the equity method. SEE NOTE 3 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "SIGNIFICANT ACQUISITIONS" FOR ADDITIONAL DISCUSSION.


                                                                          Years Ended December 31
                                               -------------------------------------------------------------------------------
                                                  1998             1997             1996            1995             1994
                                               ------------     ------------    -------------    ------------     ------------
                                                                     (In thousands, except per share data)
FINANCIAL CONDITION
Assets                                           $ 395,914        $ 430,293        $ 490,425       $ 421,816        $ 297,163
Unpaid losses and loss adjustment expenses,
     net of discount                             $ 155,021        $ 196,096        $ 252,024       $ 229,797        $ 180,691
Total liabilities and minority interest          $ 221,819        $ 318,142        $ 380,222       $ 342,466        $ 261,419
Shareholders' equity                             $ 174,095        $ 112,151        $ 110,203       $  79,350        $  35,744
Book value per share                             $   19.46        $   18.63        $   18.04       $   15.22        $    6.99

Note: Prior year book value per share values have been adjusted to reflect the 1-for-5 Reverse Stock Split effective December 16, 1998 and the November 20, 1996 reverse acquisition between Physicians Insurance Company of Ohio and Citation Insurance Group. Book value per share is computed by dividing shareholders' equity by the net of total shares issued less shares held as treasury shares.

SEE NOTE 3 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "SIGNIFICANT ACQUISITIONS" FOR ADDITIONAL DISCUSSION.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY SUMMARY AND RECENT DEVELOPMENTS

INTRODUCTION

    The PICO Holdings, Inc. and subsidiaries group of today has very little in common with its predecessor, Citation Insurance Group and subsidiaries. Consequently, these financial statements differ greatly from those presented for periods prior to November 20, 1996, the date of the reverse acquisition between Physicians Insurance Company of Ohio and a subsidiary of Citation Insurance Group in which Physicians Insurance Company of Ohio was the surviving corporation.

RECENT DEVELOPMENTS AND FUTURE OUTLOOK

     ACQUISITION OF REMAINING GEC SHARES

     Effective December 16, 1998, PICO Holdings, Inc. acquired the remaining outstanding shares of Global Equity Corporation through the PICO/GEC Combination approved by the shareholders of both corporations at shareholders' meetings held on November 20, 1998. Prior to the consummation of the PICO/GEC Combination, PICO and its subsidiaries owned approximately 51.2% of GEC. Under the terms of the PICO/GEC Combination, GEC shareholders received .4628 of a PICO common share for each GEC common share. Immediately thereafter, PICO effected a 1-for-5 Reverse Stock Split. The PICO/GEC Combination and Reverse Stock Split are expected to benefit shareholders from a number of perspectives, including, among other things:

- simplification of PICO's corporate structure and elimination of cross-ownership of investments between companies;

- elimination of public confusion, costs and duplication of efforts inherent in maintaining two public entities with similar business strategies, management and investment philosophies;

- providing a single publicly traded corporation with a distinct value investment philosophy;

- resulting in a larger, more liquid publicly traded corporation which is expected to bring about increased analyst coverage; an increased ability to utilize PICO shares as a currency for future transactions and acquisitions; an increased ability for the combined company to access capital markets; and increased liquidity of PICO shares through an increase in the public float; and

-    increased book value per share.

     INVESTMENT IN PC QUOTE

     PICO, with PQT's agreement, converted its outstanding debt and accrued interest into convertible preferred stock and common stock warrants. The average cost of our investment, including exercise of our warrants, is approximately $1.52 per share and at December 31, 1998, the carrying value of our investment in PC Quote is approximately $11.8 million.

     DEVELOPMENT OF SURFACE WATER AND MINERAL RIGHTS

     During 1998, PICO added significant assets to its portfolio of surface, water and mineral rights.

     In October 1998, Vidler, a 98% owned subsidiary of PICO completed its Arizona groundwater recharge pilot program construction at its MBT Ranch facilities and recharging began on schedule. Vidler has begun implementing the full-scale design and permitting process and will be meeting with potential state and federal recharge customers. Vidler estimates that the total storage capacity of the aquifer underlying this property is in excess of 1,000,000 acre-feet and the "put" and "take" recharge/recovery capacity of the aquifer to be in excess of 100,000 acre-feet per year. This underground water storage facility is located adjacent to the Central Arizona Project in Arizona. In November 1998, Vidler reached an agreement with the Semitropic Water Storage District ("Semitropic"") to acquire 185,000 acre-feet of underground water storage and associated rights to recharge and recover water at Semitropic, located near the California Aqueduct northwest of Bakersfield, California. The strategic location of Semitropic relative to other water delivery systems and storage facilities will enable Vidler to complete exchanges and water transfers in California. The acquisition also complements Vidler's underground water storage facility in Arizona.

     One of the most critical issues regarding water in the southwest is allocation -- that is, transferring water from areas of excess supply to areas of accelerating demand and instituting the infrastructure to facilitate it. This is Vidler's primary business.

     Vidler owns and acquires water that has immediate or near term demand and both the institutional and practical means exists to satisfy this demand. Vidler purchases the water acting as an aggregator, wholesaler and developer. In addition, Vidler is developing the underground storage potential of its property at MBT Ranch in Arizona. Storage is critical for the efficient allocation of water in a number of ways:

     1. Water that is wasted or commandeered (California taking water that has been allocated to Nevada and Arizona, for example) is captured for future use; and

     2. Water can be stored when there is a surplus and used when there is a scarcity.

For the service that a storage facility supplies, fees are charged for recharge (inflow), storage and recovery (outflow).

     Management believes that MBT Ranch is ideally located to provide storage to facilitate interstate transfers of water. It is anticipated that MBT Ranch will be the first privately operated storage facility in operation.

     In 1998, Vidler entered into agreements to acquire additional 42,000 acre-feet of water, which should make Vidler the largest private owner of readily transferable water. It is uncertain how long it will take Vidler's assets to generate cash flow. Vidler operates within an industry that is regulated by local and state government, with an overlay of federal regulations. Similar to land development permits, the process can be slow.

     NLRC is the largest private landowner in the state of Nevada. NLRC's principal asset consists of approximately 1.3 million acres of deeded land located in northern Nevada, together with appurtenant water and mineral rights. NLRC is actively engaged in attempting to maximize the property's value in relation to water rights, mineral rights and land development. PICO acquired NLRC for $39 per acre. Through December 31, 1998, a total of 19,528 acres have been sold, or are in escrow, for an average price per acre of $161. The lowest price per acre received for land where the highest and best use is for grazing was $62. NLRC completed one land exchange of 1,900 acres valued at $224 per acre in which NLRC's wilderness property was exchanged for residential property. In December 1998, NLRC sold 4,777 acres of undeveloped and remote land in Desert Valley, near Winnemucca, Nevada for $1.3 million, or approximately $272 per acre.

    INVESTMENT IN JUNGFRAUBAHN HOLDING A.G.

    During 1997, 1998 and early 1999, the Company acquired an approximate 18% shareholding in Jungfraubahn Holding AG ("Jungfraubahn") based in Interlaken, Switzerland. The average cost of the investment is 216.48 Swiss francs ($153.75) per share. Jungfraubahn shares have a book value in excess of 430 Swiss francs per share and the Company's purchase is at the multiple of 4.5 times 1997's cash flow. Jungfraubahn is in the transportation, tourism and recreational sectors.

    INVESTMENT IN AUSTRALIAN OIL AND GAS CORPORATION LTD.

    During 1998 and the first quarter of 1999, the Company acquired stock in Australian Oil and Gas Corporation Ltd. ("AOG"), whose shares are traded on the Australian Stock Exchange. As of March 1999, the Company has acquired approximately 14.9% of the outstanding shares of AOG for approximately $7.1 million. Our average purchase price per share is at a multiple of 3.8 times AOG's fiscal 1998 operating cash flow per share.

    AOG is an onshore drilling contractor, drilling for oil, gas, geothermal energy and coal seam methane in Australia and overseas. AOG has a fleet of approximately 29 rigs in 7 countries but has no North American presence. AOG recorded a return on shareholders' equity of 10.7% for the year ended June 30, 1998. AOG's interim results at December 31, 1998 displayed an increase in net income by 72% over the corresponding period.

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

    See Notes to Consolidated Financial Statements for additional information regarding events affecting PICO subsequent to the date of these financial statements and the Company's website at www.picoholdings.com.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

SUMMARY

    PICO reported a net loss of $7.2 million, or $1.20 per share, for 1998 compared with net income of $19.5 million, or $3.09 per share, during 1997 and $24.3 million, or $4.39 per share, in 1996. Per share amounts are expressed as basic income or loss per share.

    Shareholders' equity at December 31, 1998 was $174.1 million, representing an increase of $61.9 million over December 31, 1997. Book value per share calculated on an undiluted basis, net of treasury shares, increased to $19.46 at year end 1998, compared to $18.63 at December 31, 1997. The increase in book value per share during 1998 resulted primarily from the PICO/GEC Combination and the purchase of 412,846 PICO treasury shares during the 1998 third quarter at an average cost of $0.78 per share. On December 31, 1998 options representing 57,307 of the shares were exercised. The remaining shares are held in treasury subject to option agreements. SEE NOTE 17 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "OTHER RELATED PARTY TRANSACTIONS."

    Income from discontinued operations included in net income for 1998, 1997 and 1996, was $1.1 million, $0.5 million and $3.3 million, respectively. Income from discontinued operations in 1998 includes a $1.1 million pre-tax gain from the sale of APL, the Company's former life and health insurance subsidiary, on December 4, 1998. Discontinued operations include the results of APL as well as Global Equity Corporation's ("GEC") discontinued Sri Lankan operations. SEE NOTE 6 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "DISCONTINUED OPERATIONS," for additional information.

    The 1998 net loss included an $11 million loss from continuing operations and $1.8 million in income tax expenses, partially offset by minority interests of $4.5 million and income from discontinued operations of $1.1 million. Compared to 1998's $11 million loss from continuing operations before income taxes and minority interests, 1997 and 1996 produced income of $23.5 million and $34 million, respectively. Of these amounts, net realized gains on investments accounted for $21.4 million and $27.1 million in 1997 and 1996, respectively. This compares to net realized investment losses in 1998 of $4.4 million.

Significant contributors to the Company's $11 million loss from continuing operations before taxes and minority interests included:

* A $5 million strengthening of Physicians' insurance reserves based upon year-end actuarial studies;

         This one-time addition to loss and loss adjustment expense reserves was required as a result of individuals being able to claim for occurrences during childbirth or infancy. Prior to attainment of age 18, these individuals were unable to file medical professional liability claims on their own behalf. The statute of limitations limits the time period for making such claims to one to two years from age 18, depending upon the type of claim. Because Physicians did not begin to write significant medical professional liability insurance until the late 1970's, this phenomenon did not materialize in past claims experience. This addition to reserves, based upon actuarial projections by year, strengthens virtually all years that Physicians insured medical professionals.

*      Permanent write-downs of two of GEC's investments by $5.9 million:


         1) A write-off of $3 million from a convertible note that has fallen into default. Management became aware in the fourth quarter of 1998 of substantial additional debt incurred and assets pledged by the borrower in violation of the loan agreement which has resulted in a dispute over collateral.

         2) In exiting the inherited assets in Sri Lanka, GEC received bonds and shares as part consideration. Liquidation of these assets created a loss. Including gains taken in 1997, the sale of Sri Lankan assets was approximately at cost.

*      Permanent write-down of Physicians' investments by $2.2 million;

         A non-strategic equity investment was written down.

* And a $1.8 million loss attributable to Vidler Water Company, Inc. ("Vidler") and Nevada Land and Resources Company LLC ("NLRC");

         Land sales were limited until an overall assessment was completed. Realized gains on land sales totaled $1.2 million during this period.

         The costs incurred by Vidler were principally normal operating costs with the exception of $800,000 absorbed from the attempted initial public offering and private placement.

*      PICO overhead costs of approximately $2.1 million, net of revenues.

Taken into account in the operating loss were the following positive factors:

* Approximately $3 million in realized investment gains from the sale of European equity securities;

* Property and casualty insurance income of $2.8 million after an estimated $1 million in increased costs due to the effects of the 1997-98 El Nino phenomenon;

* A $1.1 million realized gain from the sale of the Company's life and health insurance subsidiary, American Physicians Life Insurance Company; and

* An $0.8 million realized gain from the sale of Physicians' home office building.

    Income tax provisions decreased 1998 net income by $1.8 million compared to $7.7 million in 1997 and $13 million in 1996. Although the Company recorded a pre-tax loss in 1998, it was unable to utilize the operating losses generated by GEC in 1998 to reduce income taxes. GEC does not have sufficient prior years taxable income to enable GEC to carry back the current year's tax loss to reduce taxes. In addition, it is uncertain that GEC will be able to generate sufficient Canadian taxable income in the future to offset the current year losses. Changes in estimates of prior deferred tax assets previously recorded by GEC primarily resulted in 1998 income tax expense of $1.8 million.

Revenues for 1998 were $48.2 million, compared to $88.2 million in 1997 and $76.7 million in 1996. Excluding realized investment gains, revenues declined $14.2 million from 1997 and increased $3 million over 1996. A $13.7 million, or 27.6%, decline in P&C insurance earned premiums was primarily responsible for the decline from 1997. Premium income for 1998 of $36.1 million was $2.6 million, or 6.8%, less than in 1996, which included less than two months of Citation's premium income. Property and casualty insurance premium writings declined in 1998 primarily due to more stringent underwriting of CIC's P&C insurance business since its change in ownership, as well as continued aggressive competition for commercial multiple peril insurance business within California. SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES."

    Total expenses for 1998 were $58.4 million compared to $ 64.7 million in 1997 and $43.8 million in 1996. Included in the 1998 total were loss and loss adjustment expenses of $30.5 million, compared to $34.3 million during the same 1997 period, and $22.9 million during 1996. Insurance underwriting and other expenses were $16 million, $19.7 million and $19 million for 1998, 1997 and 1996, respectively. These 1998 improvements over 1997 principally resulted from reduced P&C premiums and reduced claims exposure brought about by increased selectivity at CIC and increased competition.

     Total assets at December 31, 1998 were $395.9 million. This compares to $430.3 million at the end of 1997. Most of the 1998 decline resulted from the payment of insurance claims by Physicians and was reflected in investments and cash and cash equivalent balances which decreased by approximately $27.9 million compared to 1997. Surface, water and mineral rights increased $41.5 million as a result of the Combination with GEC and further acquisitions. Net assets of discontinued operations declined from $15.9 million at December 31, 1997 to zero as a result of the sale of APL. Total liabilities declined $28.1 million between years with year end 1998 loss and loss adjustment expense reserves dropping by more than $41.1 million, principally as a result of payment of insurance claims.

    Shares outstanding and per share calculations for prior years have been adjusted to reflect the December 16, 1998 1-for-5 Reverse Stock Split following the PICO/GEC Combination. Prior year amounts also reflect the November 20, 1996 Merger between Physicians and the Citation Insurance Group.

     The Company's ongoing operations are organized into five segments:
INVESTMENT OPERATIONS; SURFACE, WATER, AND MINERAL RIGHTS; PROPERTY AND CASUALTY INSURANCE; MEDICAL PROFESSIONAL LIABILITY INSURANCE AND OTHER OPERATIONS. Revenues and income before taxes and minority interests from CONTINUING OPERATIONS, by business segment, are shown in the following schedules:

OPERATING REVENUES--CONTINUING OPERATIONS


                                                               Year Ended December 31,
                                                      ---------------------------------------
                                                        1998           1997           1996
                                                      ---------      ---------      ---------
                                                                   (in millions)
Investment Operations                                  $ (1.0)        $ 24.1         $ 27.0
Surface, Water and Mineral  Rights                        3.4            3.1
Property and Casualty Insurance                          42.9           57.0           35.3
Medical Professional Liability Insurance                  2.4            3.9           12.2
Other Operations                                          0.5            0.1            2.2
                                                      ---------      ---------      ---------
      Total Revenues-Continuing Operations             $ 48.2         $ 88.2         $ 76.7
                                                      =========      =========      =========

    INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST--CONTINUING OPERATIONS:

INVESTMENT OPERATIONS


                                                                     Year Ended December 31,
                                                            ---------------------------------------
                                                              1998           1997           1996
                                                            ---------      ---------      ---------
                                                                         (in millions)
Investment Operations                                       $ (7.2)        $ 17.8         $ 23.3
Surface, Water and Mineral Rights                             (1.8)          -
Property and Casualty Insurance                                2.8            5.6            3.3
Medical Professional Liability Insurance                      (4.4)           0.8            8.5
Other Operations                                              (0.4)          (0.7)          (1.1)
                                                            ---------      ---------      ---------
 Income (Loss) Before Tax and Minority Interest            $ (11.0)        $ 23.5         $ 34.0
                                                            =========      =========      =========

     INVESTMENT OPERATIONS include strategic and passive investment operations conducted primarily by PICO, Physicians, GEC and Physicians Investment Company. However, not all investment activities are included within the Investment Operations business segment. For example, investment revenues and INVESTMENT income generated by Physicians are first allocated to the MEDICAL PROFESSIONAL LIABILITY Insurance segment based upon the amount of invested assets to support Physicians' outstanding insurance reserves. The remainder is classified as part of the INVESTMENT OPERATIONS business segment. (See the MEDICAL PROFESSIONAL LIABILITY INSURANCE segment below.) In addition, investment revenues and investment income generated by Sequoia and CIC are included in the PROPERTY AND CASUALTY INSURANCE business segment and those from PRO, in the MEDICAL PROFESSIONAL LIABILITY INSURANCE segment, and not in the INVESTMENT OPERATIONS business segment. SEE NOTE 19 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, "SEGMENT REPORTING."

     INVESTMENT OPERATIONS revenues for 1998 were negative at $1.0 million representing a decrease of $25.1 million compared to $24.1 million in revenue recorded in 1997 and a decrease of $28 million compared to $27 million in revenues in 1996. Realized investment gains and losses accounted for nearly all of these decreases compared to prior years. Excluding realized investment gains, INVESTMENT OPERATIONS revenues increased approximately $0.6 million over 1997 and $2.8 million as compared to 1996. Revenues from INVESTMENT OPERATIONS are summarized below:

                         INVESTMENT OPERATIONS REVENUES



                                                                Year Ended December 31,
                                                        --------------------------------------
                                                          1998          1997          1996
                                                        ----------    ----------    ----------
                                                                    (in millions)
INVESTMENT OPERATIONS REVENUES (CHARGES):
   Realized Investment Gain (Loss)                        $ (4.4)       $ 21.3        $ 26.4
   Investment Income                                         2.9           2.3           0.6
   Other Income                                              0.5           0.5
                                                        =========    ==========    ==========
       Investment Operations Revenues (Charges)           $ (1.0)       $ 24.1        $ 27.0
                                                        =========    ==========    ==========


     Included in 1998 INVESTMENT OPERATIONS revenues were approximately $8.2 million in write downs of equity investments, partially offset by realized investment gains from the sale of equity securities. Included in the $21.3 million in 1997 realized investment gains was approximately $27 million before taxes, resulting from the exercise of the Company's warrants to buy common stock of Resource America Inc. and the subsequent sale of that stock. Realized investment gains in 1996, principally from the sale of Physicians' holdings in Fairfield Communities common stock amounted to $26.4 million. Resource America Inc. and Fairfield Communities Inc. were two of the Company's original "value investments" acquired in 1994 and 1995.

     Although investment income from the INVESTMENT OPERATIONS segment in 1998 exceeded those amounts reported for the comparable prior year periods, the actual level of investment income has declined from that of 1997 and 1996, excluding non-recurring adjustments and the allocation to MPL. This decrease is due to reduced levels of interest- and dividend-paying securities and the reduction in the size of Physicians' portfolio due to the payment of MPL claims. The INVESTMENT OPERATIONS segment included an approximate $0.8 million increase in investment income recorded during the first quarter of 1998 relating to the elimination of a capitalized interest asset.

     At December 31, 1998, the consolidated investment portfolio was in a net unrealized loss position of approximately $2.9 million, net of taxes compared to $2.7 million in unrealized losses at December 31, 1997.

     Net of expenses, but before taxes, INVESTMENT OPERATIONS reduced 1998 pre-tax operating income by $7.2 million loss compared to income of $17.8 million in 1997 and $23.3 million in 1996. Realized investment losses, as discussed previously and shown in the previous table, accounted for nearly $4.4 million of the 1998 amount and realized investment gains of $21.3 million and $26.4 million were included in 1997 and 1996, respectively. As shown in the table below, the Company's INVESTMENT OPERATIONS income can fluctuate greatly from year to year. A number of factors contribute to these fluctuations, including, among other things, the mix of the Company's portfolio, timing of the Company's realization of capital gains, the volume of trading and demand for individual securities the Company owns and fluctuations in the U.S. and world stock and bond markets in general. Therefore, future results cannot and should not be predicted based upon past performance alone. See "RISK FACTORS."

    The breakdown of operating income before tax from INVESTMENT OPERATIONS is as follows:

                     INVESTMENT OPERATIONS INCOME BEFORE TAX

                                          Year Ended December 31,
                                     -------------------------------
                                        1998        1997      1996
                                     ---------   --------   --------
                                             (in millions)
INVESTING INCOME (LOSS) BEFORE TAX:
   PICO, GEC and Physicians          $   (6.5)   $   17.8   $  22.3
   Income (loss) in Investee             (0.7)                  1.0
                                     ========    ========   ========
Investing Income (Loss) Before Tax   $   (7.2)   $   17.8   $   23.3
                                     ========    ========   ========


    Equity in unconsolidated investee for 1996 represents the Company's share of GEC's net income prior to its consolidation with PICO. GEC's financial results were first consolidated with those of the Company in 1997. The 1998 amount represents GEC's share of the loss in its unconsolidated affiliate, Conex.

SURFACE, WATER, AND MINERAL RIGHTS

    Effective November 14, 1995, a wholly-owned subsidiary of GEC acquired all the outstanding common stock of Vidler, a Colorado corporation engaged in the water marketing and transfer business. Vidler's business plan calls for Vidler to identify areas where water supplies are needed in the southwestern United States and then facilitate the transfer from current ownership to Vidler, and subsequently to municipalities, water districts, developers and others. Since its acquisition, Vidler has purchased or leased water rights and related assets in Colorado, Nevada, Arizona and California. On April 23, 1997, GEC acquired a 74.77% membership interest in NLRC and PICO acquired the remaining 25.23% interest. NLRC owns approximately 1.3 million acres of deeded land located in northern Nevada, together with appurtenant surface, water and mineral rights. NLRC is actively engaged in activities it believes will maximize the property's value in relation to water rights, mineral rights and land development.

    As these subsidiaries of the Company were not part of the consolidated group until 1997, results prior to 1997 are not included with those of the Company. Following is a breakdown of revenues and pre-tax losses before minority interest from SURFACE, WATER, AND MINERAL RIGHTS operations for the periods shown:

                       SURFACE, WATER, AND MINERAL RIGHTS

                                                              Year Ended December 31,
                                                              -----------------------
                                                                1998           1997
                                                              -----------   ---------
                                                                  (in millions)
REVENUES - SURFACE, WATER AND MINERAL RIGHTS:
   Sale of Surface, Water, Mineral Rights - Vidler             $ 0.2
   Operating Revenues - Vidler                                   0.4          $ 0.3
   Sale of Surface, Water, Mineral Rights - NLRC                 2.0            1.5
   Operating Revenues - NLRC                                     0.8            1.3
                                                               -----          -----
      Segment Total Revenues                                   $ 3.4          $ 3.1
                                                               =====          =====

INCOME (LOSS) BEFORE TAX AND MINORITY INTEREST:
   Vidler Water Company, Inc.                                  $(2.0)         $(0.6)
   Nevada Land and Resources Company LLC                         0.2            0.6
                                                               -----          -----
      Loss Before Tax and Minority Interest                    $(1.8)         $   -
                                                               =====          =====

    As shown above, revenues from SURFACE, WATER, AND MINERAL RIGHTS generated by Vidler and NLRC were approximately $3.4 million and $3.1 million during 1998 and 1997, respectively. Sales of surface, water and mineral rights accounted for $2.2 million in revenue in 1998 and $1.5 million in 1997. Operating revenues made up the remainder of the total. Other revenues include land leases, principally for grazing, agricultural, communications and easement purposes, water sales and leasing and other income. Operating and overhead expenses exceeded revenues for 1998 producing a loss before taxes and minority interests of $1.8 million compared to income of $ 12,000 for 1997.

    During 1998, Vidler has, through the acquisition of additional agricultural water assets and the continued development of its underground storage facilities, established itself as the leader in the private water development and storage business in the Southwestern United States. With control over approximately 56,000 acre-feet of readily transferable water rights in Arizona, Nevada, and Colorado, Vidler is the largest owner of marketable water in this region. In addition, Vidler has an ability to develop 57,000 additional acre-feet of water rights in Nevada through ownership of 57,000 acre-feet of water rights applications. Vidler currently leases water rights in Colorado and anticipates initiating leasing activity in Arizona and Nevada within twelve months.

    Vidler's Arizona groundwater recharge pilot program construction has been completed and recharging began on schedule in October 1998. Accordingly, Vidler has begun implementing the full-scale design and permitting process and will be meeting with potential state and federal recharge customers. Vidler estimates that the total storage capacity of the aquifer underlying Vidler's Arizona property, is in excess of 1,000,000 acre-feet and the "put" and "take" recharge/recovery capacity of the aquifer to be in excess of 100,000 acre-feet per year. Vidler expects that it will be able to enter into agreements to lease storage capacity to potential customers within twelve months after the completion of the full-scale design and permitting process. In November 1998, Vidler reached an agreement with the Semitropic

Water Storage District to acquire 185,000 acre-feet of underground water storage and associated rights to recharge and recover water at the District, located near the California Aqueduct northwest of Bakersfield, California. The strategic location of the District relative to other water delivery systems and storage facilities will enable Vidler to complete exchanges and water transfers in California. The acquisition also complements Vidler's underground water storage facility located adjacent to the Central Arizona Project in Arizona.

     NLRC holds title to 1.3 million acres located in northern Nevada, at an average cost of $39 per acre, and is the largest private landowner in the state. NLRC anticipates that revenues will be generated from the asset by land sales, exchanges and development and exploitation of mineral and water rights. During 1997 and 1998, NLRC completed, or has in escrow, sales of 19,528 acres of land with an average price of $161 per acre. As NLRC progresses with its land assessment and is able to further prioritize properties, NLRC anticipates increasing its land available for sale, exchange, or development.

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

PROPERTY AND CASUALTY INSURANCE

    Sequoia and Citation account for all of the ongoing revenues of the PROPERTY AND CASUALTY ("P&C") INSURANCE business segment. These companies write predominately light commercial and multiple peril insurance coverage in central and northern California and Nevada. Sequoia and Citation are continually seeking ways to realize savings and take advantage of synergies and to combine operations, wherever possible. To this end, Sequoia and Citation consolidated their home office operations in Monterey, California in July 1997. Prior to June 30, 1997, Citation and CNIC wrote workers' compensation insurance policies. CNIC is no longer a part of the group following its sale on June 30, 1997 along with Citation's workers compensation business.

    Since Citation became part of the group in November 1996, Citation's activities are not included in the Company's financial results prior to that date. Sequoia has been part of the group since August 1, 1995.

    As shown below, earned premiums made up most of the PROPERTY AND CASUALTY INSURANCE segment revenues. Premiums are earned pro-rata throughout the year according to the coverage dates of the underlying policies.

                         PROPERTY AND CASUALTY INSURANCE

                                                         Year Ended December 31,
                                                         -----------------------
                                                     1998          1997          1996
                                                     ----          ----          ----
P & C INSURANCE REVENUES:                                    (in millions)
     Earned Premiums - Sequoia                        $18.1         $32.8          $26.3
     Earned Premiums - Citation                        18.1          17.4            5.1
     Investment Income                                  5.5           5.6            2.6
     Realized Investment Gains                          0.2           0.2            0.7
     Other                                              1.0           1.0            0.6
                                                        ---           ---            ---
          Total P&C Revenues                          $42.9         $57.0          $35.3
                                                      =====         =====          =====

P & C INSURANCE INCOME (LOSS) BEFORE TAXES:
    Sequoia Insurance Company                         $ 3.6         $ 4.3          $ 2.3
     Citation Insurance Company                        (0.8)          1.3            1.0
                                                       ----           ---            ---
          Total P&C Income Before Taxes               $ 2.8         $ 5.6          $ 3.3
                                                      =====         =====          =====


    Total PROPERTY AND CASUALTY INSURANCE revenues for 1998 of $42.9 million were $14.1 million less than the $57 million recorded in 1997 and $7.6 million greater than the $35.3 million of 1996, which included less than two months of Citation's revenues. Declining earned premiums accounted for most of this decrease between years, principally as a result of continuing increased underwriting selectivity applied to Citation's business and aggressive competition for commercial multiple peril business within the state of California. Total PROPERTY AND CASUALTY INSURANCE earned premiums for 1998 were $36.2 million compared to $50.2 million in 1997 and $31.4 million in 1996. All new P&C insurance applications and policies scheduled to renew are now being processed through Sequoia and subjected to Sequoia's underwriting standards which are much tighter than those previously employed by Citation. As a result, a significant portion of Citation's prior book of business has not been renewed. As previously mentioned, increased competition within the state of California for commercial insurance has also decreased 1998 earned premiums. Direct premium writings in 1998 for Sequoia were $40.7 million, down $0.3 million from the $41.0 million of 1997 and up $3 million from the $37.7 million reported for 1996. Citation wrote $1.9 million in direct premiums in 1998, compared to $ 14.9 million in 1997 and $57.4 million for the full year of 1996, including the period prior to the Merger. Citation's 1997 direct written premiums declined from those of 1996 due to the renewal of qualified policies of Citation into Sequoia effective March 1, 1997 and the subsequent sale of CNIC and the workers compensation business on June 30, 1997.

     Sequoia's $18.1 million 1998 earned premiums decreased $14.7 million, or 44.8% compared to those of 1997 and $8.2 million, or 31.2% compared to 1996's $26.3 million. Citation earned $18.1 million in premiums in 1998 compared to $17.4 million in 1997 and $5.1 million in 1996 ($50.5 million for the full year 1996, including the period prior to the Merger). Much of the decline in Sequoia's 1998 earned premiums resulted from a reinsurance pooling agreement effective January 1, 1998 which provides for the pooling of all insurance premiums, losses, loss adjustment expenses ("LAE") and administrative and other insurance operating expenses between Sequoia and Citation. The reinsurance pooling agreement calls for these items to be split equally between the two companies. However, the decline in Sequoia's earned premiums due to the reinsurance pooling agreement produced a corresponding increase in Citation's earned premiums. The decline in Citation's earned premiums from 1996 to 1997 resulted from the reinsurance and sale of Citation's workers' compensation business and the renewal of qualified policies of Citation into Sequoia effective March 1, 1997.

    Investment income and realized investment gains from PROPERTY AND CASUALTY INSURANCE operations of $5.7 million in 1998 declined slightly from the $5.8 million recorded during 1997 and exceeded those of 1996 by $2.4 million. The increase from 1996 to 1997 principally resulted from an increase in Sequoia's capital.

    PROPERTY AND CASUALTY INSURANCE operations produced $2.8 million in income before taxes during 1998, down $2.8 million from the $5.6 million of 1997 and down $0.5 million from the $3.3 million of 1996. As shown above, $0.7 million of the decline from 1997 was attributable to Sequoia, principally due to its higher 1998 expense ratio. Citation produced an $0.8 million loss in 1998 compared to income of $1.3 million, and $1 million in 1997 and 1996, respectively. The primary reason for the Citation 1998 downturn was poor loss experience, principally in the artisan-contractors coverage no longer written by Citation. Consequently, Citation strengthened claims and LAE reserves during 1998 by approximately $3.7 million. The 1997-98 "El Nino" phenomenon had a significant impact on the first and second quarter 1998 results. Although difficult to quantify, Sequoia and Citation management estimate the cost of storm losses incurred by the companies as a result of the 1998 El Nino phenomenon to be approximately $1 million. Loss experience improved significantly during the second half of 1998, however. Due to favorable claims experience based upon year end actuarial studies, Sequoia reduced loss and LAE reserves by approximately $2.1 million. In addition to being impacted by El Nino, Sequoia's 1998 loss and LAE ratio was also negatively affected by the reinsurance pooling agreement between Sequoia and Citation since Citation's direct business has not been as profitable as that of Sequoia. Conversely, Citation's incurred losses and LAE and its loss and LAE ratio benefited from the reinsurance pooling agreement. Despite the negative pressures of El Nino and the reinsurance pooling agreement Sequoia's loss and LAE ratio improved five full percentage points over 1997 and 10.6 percentage points over 1996, principally due to improved claims experience from prior years. Higher expense ratios for both Sequoia and Citation resulted from the reduced level of premiums, resulting in a higher ratio of overhead expenses to earned premiums. SEE GAAP INDUSTRY RATIOS BELOW.

    Industry ratios as determined on the basis of generally accepted accounting principles ("GAAP") for Citation are shown in the following chart:


                         CITATION'S GAAP INDUSTRY RATIOS
                         -------------------------------

                                           1998           1997
                                           ----           ----
Loss and LAE Ratio                         84.9%          84.8%
Underwriting Expense Ratio                 41.5%          32.9%
                                           ----           ----
     Combined Ratio                       126.4%         117.7%
                                          =====          =====

         Industry ratios as determined on a GAAP basis for Sequoia were:

                         SEQUOIA'S GAAP INDUSTRY RATIOS
                         ------------------------------

                                   1998      1997      1996
                                  --------  -------  ---------
Loss and LAE Ratio                 52.3%    57.3%      62.9%
Underwriting Expense Ratio         43.4%    38.1%      38.0%
                                  --------  -------  ---------
     Combined Ratio                95.7%    95.4%     100.9%
                                  ========  =======  =========


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

    Sequoia's loss experience continued to be favorable in 1998 producing a GAAP loss and LAE ratio of 52.3% compared to 57.3% in 1997 and 62.9% in 1996. As previously discussed, Sequoia's loss ratio improved during 1998 even after the negative pressures of the 1997-98 El Nino effect and the reinsurance pooling agreement between Sequoia and Citation. Sequoia's 1997 loss and LAE ratio improved over 1996 principally due to management's efforts to reduce exposure to risk through re-underwriting existing business during 1995 and 1996, tighter underwriting and careful selection of risks. Much of Citation's improved loss and LAE ratio resulted from the reinsurance pooling agreement previously discussed, producing a corresponding decline in Sequoia's individual company results.

MEDICAL PROFESSIONAL LIABILITY INSURANCE

    Physicians' and PRO's MPL insurance business was sold to Mutual Assurance Inc. ("Mutual") on August 28, 1995. All new and renewal MPL insurance policies written between July 16 and December 31, 1995 were 100% reinsured by Mutual. Physicians and PRO ceased writing new and renewal MPL insurance policies effective January 1, 1996. Physicians continues to administer and adjust the remaining claims and LAE reserves. Based upon careful analysis of various alternative scenarios for handling the runoff of the remaining claims reserves, management decided that the best option was to process the existing claims internally with existing staff, rather than through a third party administrator or through an outright sale of the claims and LAE reserves. In addition, it is expected that shareholders' equity may be better served by retaining the investments necessary to fund the payment of these claims and LAE reserves, managing them along with the rest of the Company's investment holdings, as opposed to selling or fully reinsuring these reserves and giving up the corresponding funds. However, there can be no assurance that funds generated by such retained investments will exceed claims. Accordingly, although the companies effectively ceased writing MPL insurance in 1995, MEDICAL PROFESSIONAL LIABILITY INSURANCE is treated as a separate business segment of continuing operations due to the continued management of claims and associated investments.

    Physicians' and PRO's assets are not designated on an individual security basis as belonging either to the MEDICAL PROFESSIONAL LIABILITY INSURANCE or the INVESTMENT OPERATIONS business segment. Consequently, Physicians' invested assets produce income in both the MEDICAL PROFESSIONAL LIABILITY INSURANCE and INVESTMENT OPERATIONS segments. All of PRO's revenues and pre-tax income are assigned to the MEDICAL PROFESSIONAL LIABILITY INSURANCE segment. However, all investment income and realized investment gains generated by Physicians from assets in excess of those needed to support the MPL claims are allocated to the Investment Operations segment. SEE NOTE 19 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, "SEGMENT REPORTING."

    Revenues and pre-tax income or loss from MEDICAL PROFESSIONAL LIABILITY INSURANCE operations included the following:

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                                     Year Ended December 31,
                                              --------------------------------------
                                                1998           1997          1996
                                              ---------      ---------     ---------
                                                             (in millions)
MPL REVENUES:
   Earned Premiums                            $ (0.2)         $ 0.2         $ 7.4
   Investment Income, Net of Expenses            2.6            3.7           4.8
                                              -------        ------        -------
     MPL Revenues                             $  2.4          $ 3.9         $12.2
                                              =======        ======        ======

MPL INCOME (LOSS) BEFORE TAX:                 $ (4.4)         $ 0.8         $ 8.5
                                              =======        ======        ======

    Since the withdrawal of Physicians and PRO from their personal automobile and homeowners lines of business in the late 1980's, MPL has been these two companies' only sources of insurance premiums.

    MPL premiums continued to be earned during 1996 based upon premiums written prior to July 16, 1995, the effective date of the 100 percent quota share reinsurance treaty with Mutual. Investment income revenues will continue to accrue to the MPL runoff.

    MPL insurance revenues were $2.4 million in 1998 compared to $3.9 million during 1997 and $12.2 million during 1996. The decline in MPL earned premiums accounted for most of the variance as compared to 1996. Declining investment income was the principal contributor to the difference between 1998 and 1997 MPL revenues. Investment income continued to decline in 1998 as it had in 1997 and 1996, principally as a result of the reduced level of MPL claims and, correspondingly, the resultant reduced level of invested assets allocated to the MEDICAL PROFESSIONAL LIABILITY INSURANCE business segment.

    MPL operations produced a 1998 pre-tax loss of approximately $4.4 million compared to income of $0.8 million in 1997 and $8.5 million in income in 1996. Results for 1998 and 1997 were negatively impacted by additions to loss and LAE reserves, approximately $5 million in 1998 and $2.2 million in 1997. These additions to reserves during the third quarter of 1997 and the fourth quarter of 1998 were based upon actuarial analyses indicating some deterioration of Physicians' loss experience. The addition to 1998 reserves included additions to loss and LAE reserves for virtually all loss years (years in which losses were incurred). These additions primarily were necessitated by an increased incidence of claims reported on behalf of claimants that allegedly were injured as minors and had now attained the age of majority. Pre-tax operating results for 1996 were aided by a $1.4 million reduction in MPL death, disability and retirement unearned premium reserves related to the Mutual transaction, and loss and LAE reserve reductions of approximately $6.0 million due to favorable development of MPL reserves. As discussed above, MPL investment income and earned premiums continually declined from 1996 through 1998 due to the runoff of the MPL business and the decreasing level of loss and LAE reserves.

    Physicians' claims department staff continues to process the runoff of the remaining MPL loss and loss adjustment expense claims which is progressing routinely. At December 31, 1998, MPL reserves totaled $60.9 million, net of reinsurance and discount. This compares to $77.5 million and $112.9 million at December 31, 1997 and 1996, respectively. MPL loss and LAE reserves continue to decline as a result of the disposition of claims.

                     MPL INSURANCE -- LOSS AND LAE RESERVES

                                            Year Ended December 31,
                                    ---------------------------------------
                                       1998          1997           1996
                                    ---------     ----------     ----------
                                                (in millions)
Direct Reserves                       $ 97.1         $121.4         $158.4
Ceded Reserves                         (27.7)         (34.8)         (33.3)
Discount of Net Reserves                (8.5)          (9.1)         (12.2)
                                    ---------     ----------     ----------
     Net MPL Revenues                 $ 60.9         $ 77.5         $112.9
                                    =========     ==========     ==========


    Although MPL reserves are certified annually by two independent actuaries, as required by Ohio insurance regulations, significant fluctuations in reserve levels can occur based upon a number of variables used in actuarial projections of ultimate incurred losses and LAE.

OTHER OPERATIONS

    OTHER OPERATIONS consists principally of Summit's investment management operations, the activities of Raven Development Company ("Raven"), a now inactive real estate development subsidiary.

    Revenues (charges) and pre-tax losses from other operations are summarized below for the past three years:

                                OTHER OPERATIONS

                                                               Year Ended December 31,
                                                          ------------------------------------
                                                           1998         1997           1996
                                                          --------     --------      ---------
                                                                       (in millions)
REVENUES FROM OTHER OPERATIONS:
   Investment Management Services                          $ 1.1        $ 1.1          $ 0.8
     Less:  Intercompany Portfolio Mgmt. Charges            (0.4)        (0.5)          (0.5)
   Other                                                    (0.2)        (0.5)           1.9
                                                          --------     --------      ---------
          Revenue from Other Operations                    $ 0.5        $ 0.1          $ 2.2
                                                          ========     ========      =========

OTHER OPERATIONS-LOSS BEFORE TAX:
   Investment Management Services                          $ 0.1        $ 0.2          $ 0.1
     Less:  Intercompany Portfolio Mgmt. Charges            (0.4)        (0.5)          (0.5)
   Other                                                    (0.1)        (0.4)          (0.7)
                                                          --------     --------      ---------
         Other Operations-Loss Before Tax                  $(0.4)       $(0.7)         $(1.1)
                                                          ========     ========      =========

    Revenues from OTHER OPERATIONS were $0.5 million in 1998 compared to $0.1 million in 1997 and $2.2 million in 1996. Nearly all the decline from 1996 was due to the wind down of real estate development operations of Physicians' subsidiary, Raven, which had virtually no activity in 1997 and little activity in 1998. Raven sold its final real estate holdings in early 1998.

    Revenues for 1998 included approximately $0.7 million in Summit's investment management fees, excluding those billed to related parties, compared to $0.6 million during 1997 and $0.3 million in 1996. In addition, although offset by miscellaneous charges in other areas, 1998 revenues included $0.1 million in real estate sales generated by Raven and $0.2 million in insurance commissions recorded by CLM. There were no real estate sales or commission income recorded by Raven and CLM during 1997. Raven and CLM recorded $1.6 million and $0.2 million, respectively, in revenues during 1996.

    Pre-tax, OTHER OPERATIONS showed a $0.4 million loss for 1998 compared to a $0.7 million loss in 1997 and a $1.1 million loss during 1996. The improvement in the performance of OTHER OPERATIONS during 1998 compared to 1997 was attributable to approximately $0.1 million in income from CLM compared to a $0.3 million loss during 1997.

DISCONTINUED OPERATIONS

    Discontinued operations consists of the operations of APL, the Company's life and health insurance subsidiary and GEC's former Sri Lankan subsidiaries which engaged in various activities including stock and commodity brokerage and agricultural services.

    APL, Physicians' wholly-owned life insurance subsidiary, produced revenues of $9.2 million and pre-tax income of $0.3 million in 1998 prior to its sale. This compares to $5.3 million and $9.0 million in revenues in 1997 and 1996, respectively, and a pre-tax loss of $112,000 in 1997 and $4 million of pre-tax income in 1996. Revenues and income before tax for 1996 included realized investment gains of approximately $3.9 million from the sale of APL's investment in Fairfield Communities common stock.

    On June 16, 1997, Physicians announced the signing of a binding agreement to sell APL subject to certain closing conditions. The closing took place on December 4, 1998. The Company received $9 million in cash from the sale in addition to an $8 million dividend prior to the sale, and recorded a gain of $1.1 million, included in discontinued operations on the consolidated statements of operations.

    GEC elected to treat its Sri Lankan operations as discontinued in recognition of their sale in November and December 1997. These operations produced approximately $3.3 million in pre-tax income during 1997 as recorded in GEC's financial results, prior to the elimination of minority interests when consolidated with PICO. This included approximately $3.5 million of realized pre-tax gain in 1997 on the sale and reversal of a foreign currency translation adjustment relating to those operations of approximately $2.3 million, prior to recognition of minority interest. SEE NOTE 6 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, "DISCONTINUED OPERATIONS."

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

    In the past, the assets of the insurance subsidiaries had been a major source of funds for the Company. However, due to the use of those assets to satisfy claims, and to adhere to the stringent guidelines of the state insurance departments, these funds are no longer as readily available. Since the acquisition of GEC, the Company has used the cash acquired to carry out the investment acquisitions, and other operations of PICO. In addition, the $45 million public offering of GEC provided the funds necessary to acquire GEC's interest in NLRC, as well as the initial European investments.

    The Company continually evaluates its existing operations and searches for new opportunities to maximize shareholder value. This strategy causes significant fluctuations in the cash needs of the Company. The Company may need to sell investments, or borrow funds to meet operating cash requirements. In addition, it may become necessary or advantageous for the Company to offer stock or debt through a public or private offering. At times the Company may have excess cash. The Company attempts to invest such cash to provide maximum returns within the constraint of remaining liquid enough to meet expected cash requirements. The Company's primary sources of funds are its available cash, cash from operations, the sale of invested assets, bank borrowings, public and private debt and equity offerings, and management and other fees.

     Each company within the group is operated to sustain its own operations without the need for long-term borrowings or additional capital infusions from within the Company, with the possible exceptions of additional capital requirements of Sequoia and CIC to maintain or improve their Best ratings or to meet minimum capital requirements. Physicians contributed an additional $5.5 million to Sequoia in 1997 for this purpose. Nevertheless, funds may be needed to cover short-term operating shortfalls, to purchase investments or proceed with an acquisition.

    Physicians initially provided virtually all the funding necessary for the Company. Since the acquisition of Sequoia in 1995, management made significant strides in improving Sequoia's operating performance. Management has taken a number of steps to improve Citation's profitability and cash flow since its acquisition in November 1996, including the June 1997 sale of its workers' compensation business and its subsidiary, Citation National Insurance Company. During the past several years, Physicians' cash flow had the greatest impact on the consolidated group and should continue to do so for the foreseeable future due to the wind down of the MPL business. At December 31, 1998, Physicians, Sequoia and Citation had a combined cash and cash equivalent balance of $60.6 million compared to $46.5 million at December 31, 1997. Due to the relatively short lag period between the receipt of premiums and payment of claims in the commercial property and casualty insurance business lines written by Sequoia and Citation, a significant amount of their investment balances is in cash and cash equivalents.

     Physicians' operating cash flows, as a result of ceasing to write MPL insurance, are negative and should continue to be negative for the foreseeable future. Positive cash flows from other sources within Physicians, primarily reinsurance recoveries, and the sale of invested assets may partially or fully offset uses of cash. Major cash outflows will likely include the funding of claims and loss adjustment expenses, investment purchases, and operating costs.

    As of December 31, 1995, when Physicians and PRO ceased writing MPL, Physicians and PRO reported unpaid loss and loss adjustment expense reserves of approximately $136.2 million, net of reinsurance. Based upon projections from past actuarial information, more than 75%, or $102 million, of the reserve is expected to be settled by the end of the year 2000. Past experience indicates that funding requirements are typically greatest in years one through three (1996 through 1998), accounting for more than 60% of the total eventual reserve and loss adjustment expense payments. As expected, loss and LAE reserves at December 31, 1996 declined more than 17.1% to $112.9 million after payment of more than $30 million in claims and LAE. During 1997, MPL reserves decreased $35.4 million, or 31.4%, to $77.5 million as of December 31, 1997 after payment of more than $38 million in losses and LAE. MPL reserves declined $16.6 million during 1998 to $60.9 million as of December 31, 1998. This represents a 55.3% decline in net discounted loss and LAE reserves since December 31, 1995.

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

    At December 31, 1998, the investment portfolios of Physicians and PRO contained invested assets of approximately $122.3 million, plus cash and cash equivalents of $9.3 million. These invested assets are in excess of the present value of expected future payouts of losses and loss adjustment expenses of approximately $61 million.

     Management attempts to maximize the return on all assets, including those needed to fund the eventual wrap-up of the MPL reserves through, among other things, value investing and managing the invested assets internally rather than liquidating assets to pay a third party to oversee the runoff of the existing claims. Management also elected to handle the runoff of the MPL claims internally to continue to maintain a high standard of claims handling and to maximize shareholder values. While management expects that certain of the Company's current and future investments may increase in value, offsetting some of the decline in assets during the period of runoff, the impact of future market fluctuations on the value of the Company's invested assets cannot be accurately predicted. Although assets will be managed to mature or liquidate according to expected payout projections, at times some invested assets may need to be sold when the stock market is depressed. Such forced sales are expected to occur infrequently and only under extreme circumstances; however, this cannot be guaranteed.

    The Company's active P&C insurance subsidiaries, Sequoia and Citation, should provide cash flows from operations once industry combined ratios (SEE "PROPERTY AND CASUALTY INSURANCE.") stabilize below 100% and premiums remain at a constant or increasing levels. At times, it may be necessary to liquidate invested assets to provide the additional funds necessary to cover operating expenses. Summit produces positive cash flow from operations, which is expected to continue.

    The Company anticipates that Vidler will continue to incur operating losses until they are able to generate significant revenues from development of projects, including water storage and supply programs, leases, royalties, and property sales. Further, Vidler may require funding for acquisitions of surface, water and mineral rights, and other activities. These additional cash needs may require debt or equity funding from sources outside the Company.

    As shown in the accompanying consolidated statements of cash flows, operating activities used $21.2 million of cash during 1998 compared to cash used of $62.1 million during 1997 and $10.9 million in 1996. The decline in cash used by operations between 1997 and 1998 of $40.9 million principally consisted of reductions in claims and LAE payments (both property and casualty and MPL) and insurance operating expenses, partially offset by a decreased level of premiums received. Federal income taxes paid in 1998 were $10.5 million less than in 1997, primarily due to the differences in pre-tax income between years. The $62.1 million in cash used by operations in 1997 also included a $9.7 million use of funds from reclassification of APL's year-end 1996 cash balances to discontinued operations in 1997. The $10.4 million decrease in cash from operations comparing 1998 to 1996 was a direct result of increased cash outflow from insurance operations and increased operating expenses in other areas, including the start-up and operation of NLRC in 1997 and 1998 and increased activities within Vidler in 1997 and 1998.

    The primary use of operating cash flow during 1998 was $56.3 million in insurance claims and LAE, net of reinsurance recoveries. This compares to $69.6 million in 1997 and $39.2 million in 1996. Other expenses for 1998, including insurance and other operating costs, accounted for $26.9 million in additional cash outflows compared to $29.1 million and $19 million in 1997 and 1997, respectively. Premiums received amounted to $35.5 million in 1998, $41.6 million in 1997 and $29.2 million in 1996, net of ceded reinsurance payments. The increase in premiums from 1996 to 1997 was due to the November 20, 1996 Merger resulting in the inclusion of Citation for a full year beginning in 1997. The decrease in premiums from 1997 to 1998 was due to increased selectivity of Citation's insurance risks following its change in control and increased competition for commercial property and casualty insurance in California. Investment income, other than realized investment gains and losses, amounted to $10.7 million in 1998, compared to $13.1 million and $7.8 million in 1997 and 1996, respectively.

    Cash flow from investing activities for 1998 was $40.8 million compared to $68.1 million provided in 1997 and $31.4 million in 1996. For 1998, cash investing activities included $17 million of cash received from the sale of APL, and $10.1 million receipt from the disposition of the Sri Lankan investments. In addition, the Company sold property, generating approximately $6.5 million. The Company used cash to pay $1.7 million in direct costs associated with the acquisition of the remaining shares of GEC. Purchases of $4.1 million were made for additional surface, water and mineral rights, offset by sales of $518,000. The cash provided by investing activities in 1997 resulted primarily from $52 million of cash provided by net investment transactions, and $18.1 million of cash provided by consolidation of GEC. Specifically, significant uses of investment cash in 1997 include the purchase of NLRC for $48.6 million, and $36.7 million used to acquire shares of GEC common stock. Cash provided by investing activities in 1996 principally reflected the maturity of fixed income securities and investment proceeds from the sale of Fairfield Communities, Inc.

    Financing activities during 1998 used cash of $3.8 million, primarily due the purchase of the Company's own stock for $1.6 million, offset by $200,000 in proceeds received from the exercise of options on treasury shares, as discussed in NOTE 17 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "OTHER RELATED PARTY TRANSACTIONS." In addition, $2.4 million was paid to Semitropic for water storage. These payments are required annually through the year 2008. During 1997, financing activities used $14.3 million primarily to repay borrowings, offset by proceeds of $2 million from the sale of GEC warrants. In 1996, financing activities provided cash of $69,000.

    At December 31, 1998, the Company has no significant commitment for future capital expenditures, other than in the ordinary course of business and as discussed herein. The Company is committed to maintaining Sequoia's capital and statutory policyholder surplus at a minimum of $7.5 million. At December 31, 1998, Sequoia was well above this level. The Company is also committed to maintain Sequoia's Best Rating at or above the "B++" (Very Good) level, which may at some time in the future require additional capital infusions into Sequoia. SEE NOTE 16 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "COMMITMENTS AND CONTINGENCIES."

    During 1998, the Company purchased 857,000 shares of common stock of Australian Oil and Gas Corporation Ltd. ("AOG"), whose shares are traded on the Australian Stock Exchange, for $803,000. During 1999, an additional 5.9 million shares were acquired for $6.3 million. As of March 1999, the Company owns a 14.9% interest in AOG. Also during 1997 and 1998, the Company purchased 16,350 shares of Jungfraubahn Holding AG ("Jungfraubahn") based in Interlaken, Switzerland. In February 1999, an additional 70,000 shares were acquired. In total the Company holds a 17.6% shareholding for $15.9 million. The acquisition was financed with $7 million in cash and the remaining balance in debt.

CAPITAL RESOURCES

    The Company's principal sources of funds are its available cash resources, operating cash flow, liquidation of non-essential investment holdings, borrowings, public and private debt and equity offerings, funds from consolidated tax savings, and investment management and other fees. At December 31, 1998, the Company had $71.7 million in cash and cash equivalents compared to $56.4 million at December 31, 1997.
                                       37

THE COMPANY'S STATE OF READINESS FOR THE YEAR 2000

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

     The initial phase of planning, inventorying and evaluating all information technology systems, and non-information technology systems and their components, for Y2K compliance is approximately 90% complete. The evaluation has not disclosed any significant Y2K processing difficulties or concerns. The focus is primarily on the insurance operations of the Company because of the custom applications software used to process insurance policies, policy claims, and insurance underwriting. After internal review and communication with system vendors, the majority of the non-insurance information and non-information technology systems are deemed Y2K compliant and do not require any significant alterations. The focus of remediation is on the insurance specific applications.

     The secondary phase of the project, which primarily includes implementing corrections to remedy Y2K deficiencies, is approximately 90% complete. As noted above, the insurance systems software has been the primary focus of such efforts. To renovate the insurance systems to a Y2K ready state, the Company's internal information systems staff is re-writing lines of existing code to function with a four-digit date field. The Company also replaced existing DOS software with a current Y2K compliant version.

     Testing and validation of each system comprises phase three. As hardware and software changes are made to the systems, they are tested for compliance. This phase continues as insurance specific applications are reprogrammed and tested. Final completion of this phase should be by the end of the second quarter of 1999. Despite the best efforts by management, problems will arise requiring the Company to quickly respond while there is still time. Phase four, when completed, will set forth contingency plans addressing potential business interruption and failure, is expected to be finalized during the last half of 1999.

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

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     The financial impact of making the required systems changes has not been material, nor is it expected to be material, to the Company's consolidated financial position, results of operations or cash flows. For the year ending December 31, 1998 the Company incurred approximately $85,000 for hardware and computer programming. The Company expects to incur another $40,000 to $60,000 to complete the project.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES AND CONTINGENCY PLANS

     A reasonable, most likely worst case scenario of the Y2K impact would be a slow down in internal and external reporting, and insurance related processing of policies, claims and underwriting functions. It is unlikely the Company would experience any material business cessation or significant business disruption.

     The Company is completing its specific plans to continue operations in case of unexpected delays in completing remediation or if Y2K problems impact the Company in unforeseen ways. It appears many business systems could function manually for a limited amount of time. The Company anticipates completing its contingency plan during the last half of 1999. Overall, the Company is approximately 85% complete in its Y2K project.

                                  RISK FACTORS

     In addition to the risks and uncertainties discussed in the preceding sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this document, the following risk factors should be considered carefully in evaluating PICO and its business. The statements contained in this prospectus that are not purely historical are forward-looking statements within the meaning of Section 27A of the Exchange Act, including statements regarding our expectations, beliefs, intentions, plans or strategies regarding the future. All forward looking statements included in this document are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

WE MAY ACQUIRE OR INVEST IN A COMPANY THAT FAILS

     We invest in businesses that we believe are undervalued or that will benefit from additional capital, restructuring of operations or improved competitiveness through operational efficiencies.

     We will continue to make selective investments, enhance and realize additional value to these acquired companies through our influence and control. This could involve the restructuring of the financing or management of the entities in which we invest and initiating and facilitating mergers and acquisitions. Any acquisition could result in the use of a significant portion of our available cash, significant dilution to you, and significant acquisition related charges. Acquisitions may also result in the assumption of liabilities, including liabilities that are unknown or not fully known at the time of the acquisition, which could have a material adverse effect on us. Furthermore, we may not obtain the anticipated or desired benefits of such transactions. You will be relying on the experience and judgment of management to locate, select and develop new acquisition and investment opportunities. Sufficient opportunities may not be found and this business strategy may not be successful. Failure to successfully implement this strategy could have a material adverse effect on our business, financial condition, results of operations and cash flows.

     Our ability to achieve an acceptable rate of return on any particular investment is subject to a number of factors which are beyond our control, including increased competition and loss of market share, quality of management, cyclical or uneven financial results, technological obsolescence, foreign currency risks and regulatory delays.

     Our investments may not achieve acceptable rates of return and we may not realize the value of the funds invested; accordingly, these investments may have to be written down or sold at their then-prevailing market values.

     We may not be able to sell our investments in both private and public companies when it appears to be advantageous to do so and we may have to sell these investments at a discount. Investments in private companies are not as marketable as investments in public companies. Investments in public companies are subject to prices determined in the public markets and, therefore, values can vary dramatically. In particular, the ability of the public markets to absorb a large block of shares offered for sale can affect our ability to dispose of an investment in a public company.

     To successfully manage newly acquired companies, we must, among other things, continue to attract and retain key management and other personnel. The diversion of the attention of management from the day-to-day operations, or difficulties encountered in the integration process, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

MEDICAL MALPRACTICE INSURANCE CLAIMS MAY BE GREATER THAN THE RESERVES WE ESTABLISH TO PAY THEM

     Under the terms of our medical malpractice liability policies, there is an extended reporting period for claims. Under Ohio law the statute of limitations is one year after the cause of action accrues. Also, under Ohio law a person must make a claim within four years; however, the courts have determined that the period may be longer in situations where the insured could not have reasonably discovered the injury in that four-year period. Claims of minors must be brought within one year of the date of majority. As a result, some claims may be reported a number of years following the expiration of the medical malpractice liability policy period.

     Physicians Insurance Company and Professionals Insurance Company have established reserves to cover losses on claims incurred under the medical malpractice liability policies including not only those claims reported to date, but also those that may have been incurred but not yet reported. The reserves for losses are estimates based on various assumptions and, in accordance with Ohio law, have been discounted to reflect the time value of money. These estimates are based on actual and industry experience and assumptions and projections as to claims frequency, severity and inflationary trends and settlement payments. In accordance with Ohio law, Physicians Insurance

Company and Professionals Insurance Company annually obtain a certification from an independent actuary that their respective reserves for losses are adequate. They also obtain a concurring actuarial opinion. Due to the inherent uncertainties in the reserving process, there is a risk that Physicians Insurance Company's and Professionals Insurance Company's reserves for losses could prove to be inadequate. This could result in a decrease in income and shareholders' equity. If we underestimate our reserves, they could reach levels which are lower than required by law.

     Reserves are money that we set aside to pay insurance claims. We strive to establish a balance between maintaining adequate reserves to pay claims while at the same time using our cash resources to invest in new companies.

WE MAY UNDERESTIMATE THE AMOUNT OF INSURANCE CLAIMS

     Our insurance subsidiaries may not have established reserves adequate to meet the ultimate cost of losses arising from claims. It has been, and will continue to be, necessary for our insurance subsidiaries to review and make appropriate adjustments to reserves for losses, future policy benefits, claims, and annuity and other policyholder funds. Inadequate reserves could have a material adverse effect on our business, financial condition, results of operations and cash flows.

     The inherent uncertainties in estimating loss reserves are greater for some insurance products than for others, and are dependent on:

     *    the length of time in reporting claims;

     *    the diversity of historical losses among claims;

     * the amount of historical information available during the estimation process;

     * the degree of impact that changing regulations and legal precedents may have on open claims; the

     *    the consistency of reinsurance programs over time.

     Because medical malpractice liability and commercial casualty claims may not be completely paid off for several years, estimating reserves for these types of claims can be more uncertain than estimating reserves for other types of insurance. As a result, precise reserve estimates cannot be made for several years following the year for which reserves were initially established.

     During the past several years, the levels of the reserves for our insurance subsidiaries have been very volatile. As a result of our claims experience, we have had to significantly increase these reserves in the past several years.

     Significant increases in the reserves may be necessary in the future, and the level of reserves for our insurance subsidiaries may be volatile in the future. These increases or volatility may have an adverse effect on our business, financial condition, results of operations and cash flows.

THERE HAS BEEN A DOWNTURN IN THE PROPERTY & CASUALTY INSURANCE BUSINESS WHICH NEGATIVELY AFFECTS OUR BUSINESS

     The property and casualty insurance industry has been highly cyclical, and the industry has been in a cyclical downturn over the last several years. This is due primarily to competitive pressures on pricing, which has resulted in lower profitability for us. Pricing is a function of many factors, including the capacity of the property and casualty industry as a whole to underwrite business, create policyholders' surplus and generate positive returns on their investment portfolios. The level of surplus in the industry varies with returns on invested capital and regulatory barriers to withdrawal of surplus. Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers.

     The cyclical trends in the industry and the industry's profitability can also be affected by volatile and unpredictable developments, including natural disasters, fluctuations in interest rates, and other changes in the investment environment which affect market prices of investments and the income generated from those investments. Inflationary pressures affect the size of losses and court decisions affect insurers' liabilities. These trends may adversely affect our business, financial condition, results of operations and cash flows.

STATE REGULATORS COULD TAKE OVER OUR INSURANCE SUBSIDIARIES IF WE FAIL TO MAINTAIN ADEQUATE RESERVE LEVELS

     In the past few years, the National Association of Insurance Commissioners has developed risk-based capital measurements for both property and casualty and life and health insurers. These measurements proscribe the reserve levels that insurance companies must maintain. The Commissioners have delegated to the state regulators varying levels of authority based on the adequacy of an insurer's reserves. The insurance companies' reserve levels are reported annually in their statutory annual statements to the insurance departments.

Failure to meet one or more reserve levels may result in state regulators requiring the insurance company to submit a business plan demonstrating achievement of the required reserve levels. This may include the addition of capital, a restructuring of assets and liabilities, or changes in operations. At or below certain lower reserve levels, state regulators may supervise the operation of the insurance company and/or require the liquidation of the insurance company. Failing to meet reserve levels could adversely affect our business, financial condition, results of operations and cash flows.

WE MAY BE INADEQUATELY PROTECTED AGAINST MAN MADE AND NATURAL CATASTROPHES

     As with other property and casualty insurers, operating results and financial condition can be adversely affected by volatile and unpredictable natural and man made disasters, such as hurricanes, windstorms, earthquakes, fires, and explosions. Our insurance subsidiaries generally seek to reduce their exposure to catastrophic events through individual risk selection and the purchase of reinsurance. Our insurance subsidiaries' estimates of their exposures depend on their views of the possibility of a catastrophic event in a given area and on the probable maximum loss created by that event. While our insurance subsidiaries attempt to limit their exposure to acceptable levels, it is possible that an actual catastrophic event or multiple catastrophic events could significantly exceed the maximum loss anticipated, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows.

     We insure ourselves against catastrophic losses by obtaining insurance through other insurance companies known as reinsurers. The future financial results of our insurance subsidiaries could be adversely affected by disputes with their reinsurers with respect to coverage and by the solvency of the reinsurers.

OUR INSURANCE SUBSIDIARIES COULD BE DOWNGRADED WHICH WOULD NEGATIVELY IMPACT OUR BUSINESS

     Our insurance subsidiaries' ratings may not be maintained or increased, and a downgrade would likely adversely affect our business, financial condition, results of operations and cash flows. A.M. Best and Company's ("A.M. Best") ratings reflect the assessment of A.M. Best of an insurer's financial condition, as well as the expertise and experience of its management. Therefore, A.M. Best ratings are important to policyholders. A.M. Best ratings are subject to review and change overtime. Failure to maintain or improve our A.M. Best ratings could have a material adverse effect on the ability of our insurance subsidiaries to underwrite new insurance policies, as well as potentially reduce their ability to maintain or increase market share. Management believes that many potential customers will not insure with an insurer that carries an A.M. Best rating of less than B+, and that customers who do so will demand lower rates.

     Our insurance subsidiaries are currently rated as follows:

      *  Sequoia Insurance Company         B++ (Very Good)
      *  Citation Insurance Company        B+ (Very Good)
      *  Physicians Insurance Company      NR-3 (rating procedure inapplicable)
      *  Professionals Insurance Company   NR-3 (rating procedure inapplicable)

POLICY HOLDERS MAY NOT RENEW THEIR POLICIES

     Insurance policy renewals have historically accounted for a significant portion of our net revenue. We may not be able to sustain historic renewal rates for our products in the future. A decrease in renewal rates could adversely affect our business, financial condition, results of operations and cash flows.

IF WE ARE REQUIRED TO REGISTER AS AN INVESTMENT COMPANY, THEN WE WILL BE SUBJECT TO A SIGNIFICANT REGULATORY BURDEN

     We at all times intend to conduct our business so as to avoid being regulated as an investment company under the Investment Company Act of 1940. However, if we were required to register as an investment company, our ability to use debt would be substantially reduced, and we would be subject to significant additional disclosure obligations and restrictions on our operational activities. This would adversely affect our business, financial condition, results of operations and cash flows.

SUBSTANTIAL REGULATION MAY PREVENT US FROM REALIZING A PROFIT FROM OUR WATER RIGHTS

     The water rights held by us and the transferability of these rights to other uses and places of use are governed by the laws concerning water rights in the states of Arizona, California, Colorado and Nevada. The volumes of water actually derived from these rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions. As a result, the amounts of acre feet anticipated do not in every case represent a reliable, firm annual yield of water, but in some cases describe the face amount of the water right claims or management's best estimate of such entitlement. Legal impediments exist to the sale or transfer of some of these water rights which in turn may affect their commercial value. If we were unable to transfer or sell our water rights, it could adversely affect our business, financial condition, results of operations and cash flows.

WE ARE DIRECTLY IMPACTED BY INTERNATIONAL AFFAIRS

     As a result of global investment diversification, our business, financial condition, results of operations and cash flows may be adversely affected by:

 *   exposure to fluctuations in exchange rates;
 *   the imposition of governmental controls;
 *   the need to comply with a wide variety of foreign and U.S. export laws;
 *   political and economic instability;
 *   trade restrictions;
 *   changes in tariffs and taxes;
 *   volatile interest rates;
 *   changes in certain commodity prices;
 *   exchange controls which may limit our ability to withdraw money;
 *   the greater difficulty of administering business overseas; and
 *   general economic conditions outside the United States.

OUR COMMON STOCK PRICE MAY BE LOW WHEN YOU WANT TO SELL YOUR SHARES

   The trading price of our common stock has historically been, and is expected to be, subject to fluctuations. The market price of the common stock may be significantly impacted by:
 *   quarterly variations in financial performance;
 *   shortfalls in revenue or earnings from levels
 *   forecast by securities analysts; changes in
 *   estimates by such analysts; product introductions;
 *   our competitors' announcements of extraordinary events such as
 *   acquisitions;
 *   litigation; and
 *   general economic conditions.

     Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations.

     Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we do business or relating to us specifically could result in an immediate and adverse effect on the market price of our common stock.

WE MAY NOT BE ABLE TO RETAIN KEY MANAGEMENT PERSONNEL WE NEED TO SUCCEED

     We have several key executive officers. If they leave PICO, it could have a significant adverse effect on us. In particular, Ronald Langley, our Chairman, and John R. Hart, our President and Chief Executive Officer, play key roles in investment decisions. Messrs. Langley and Hart have entered into employment agreements with us dated as of December 31, 1997, for a period of four years. Messrs. Langley and Hart are key to the implementation of our strategic focus, and our ability to successfully develop our current strategy is dependent upon our ability to retain the services of Messrs. Langley and Hart.

OUR CHARTER DOCUMENTS MAY INHIBIT A TAKEOVER, PREVENTING YOU FROM RECEIVING A PREMIUM ON YOUR STOCK

     The Board of Directors has authority to issue up to 2 million shares of preferred stock and to fix the rights, preference, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. Your rights as common stock holders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of PICO. Furthermore, such preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the common stock.

WE ARE SUBJECT TO YEAR 2000 RISKS FOR WHICH WE MAY NOT BE PREPARED

     Many currently installed computer systems and software products are not capable of distinguishing 20th century dates from 21st century dates. As a result, in less than one year, computer systems and/or software used by many companies in a very wide variety of applications may experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists in the software and information services industries concerning the scope and magnitude of problems associated with the century change. In light of the potentially broad effects of the year 2000 on a wide range of business systems, we may be affected.

     We continue to progress in our efforts to define the scope and magnitude of the Year 2000 ("Y2K") problem and to execute our plans to ensure information technology and non-information technology systems are Y2K ready. There is an evolving plan to achieve compliance that is currently divided into four phases. As the project has proceeded, overlap of the different phases has occurred. For the year ending December 31, 1998 the Company incurred approximately $85,000 for hardware and computer programming. The Company expects to incur another $40,000 to $60,000 to complete the project.

     The initial phase of planning, inventorying and evaluating all information technology systems, and non-information technology systems and their components, for Y2K compliance is approximately 90% complete. The evaluation has not disclosed any significant Y2K processing difficulties or concerns. The focus is primarily on the insurance operations because of the custom applications software used to process insurance policies, policy claims, and insurance underwriting. After internal review and communication with system vendors, the majority of the non-insurance information and non-information technology systems are Y2K compliant and do not require any significant alterations. The focus of remediation is on the insurance specific applications.

     The secondary phase of the project, which primarily includes implementing corrections to remedy Y2K deficiencies, is approximately 85% complete. As noted above, the insurance system software has been the primary focus of such efforts. To renovate the insurance systems to a Y2K ready state, our internal information systems staff is in the process of re-writing lines of existing code to function with a four-digit date field. We also replaced existing DOS software with a current Y2K version. Completion of this phase is estimated to be June 30, 1999.

     Testing and validation of each system comprises phase three. As hardware and software changes are made to the systems, they are tested for compliance. This phase, however, will continue as insurance specific applications are reprogrammed and tested. Final completion of phase three is planned for second quarter of 1999. Despite the best efforts by management, problems will arise requiring us to quickly respond while there is still time. Phase four, when completed, will set forth contingency plans addressing potential business interruption and failure, is expected to be finalized during the last half of 1999.

     The likely worst case scenario is a partial failure of some accounting and reporting functions that could be corrected by manually recording and delivering the required information.

     The foregoing factors, individually or in the aggregate, could materially adversely affect our operating results and could make comparison of historic operating results and balances difficult or not meaningful.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company is exposed to certain market risks that are inherent in the Company's financial instruments arising from transactions entered into in the normal course of business. Although the Company does not currently use derivative financial instruments that expose the Company to significant market risk, the Company is exposed to cash flow and fair value risk associated with fluctuating interest rates and market values.

     The Company invests in many foreign entities. As a result, it is subject to foreign currency exchange risk related to the buying, selling and operating investments in foreign countries. More specifically, the Company is exposed to the uncertainty of future income and various asset values denominated in foreign currencies. The Company's most significant foreign currency exposure is in Europe, Asia and Australia. As of December 31, 1998 the fair value of investments exposed to this risk was approximately $32.7 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 and the independent auditors' reports are included in this report as listed in the index of this report.

                        SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except share and per share amounts) for 1998 and 1997 are shown below. In management's opinion, the interim financial data contains all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such interim periods. Prior period share and per share amounts have been adjusted to conform to the current period presentation reflecting the December 16, 1998 1-for-5 Reverse Stock Split.

                                                                        THREE MONTHS ENDED
                             -------------------------------------------------------------------------------------------------------
                             March 31,    June 30,   September 30, December 31, March 31,    June 30,   September 30,  December 31,
                                1997        1997         1997         1997       1998          1998         1998          1998
                             ----------  ---------    ---------    ----------  ----------   ----------  -----------    ------------
Net premium income           $   14,503    $13,976   $   11,622    $    9,775  $    9,138   $    8,455  $     8,805    $    9,733
Net investment income and
  net realized gains (losses)     6,208      2,839       29,461        (5,429)      3,880        3,775        2,236         2,862
Total revenues                   21,050     17,181       43,808         6,146      13,734       13,654       12,180         8,652
Net income (loss)                 1,992      1,824       17,860        (2,184)       (927)       1,082          729        (8,039)
                             ---------- ----------   ----------    ----------  ----------   ----------  -----------    ----------
Basic:
                             ---------- ----------   ----------    ----------  -----------  ----------  -----------    ----------
  Net income (loss) per share     $0.31      $0.28   $     2.97    $    (0.36) $    (0.15)  $     0.18  $      0.13    $    (1.30)
                              --------- ----------   ----------    ----------  ----------   ----------  -----------    ----------
  Weighted average common
   and equivalent shares
   outstanding                6,434,860  6,445,790    6,018,466     6,019,817   6,019,817    6,019,817    5,711,304     6,178,675
Diluted:
  Net income (loss) per share $    0.30 $     0.27        $2.84    $    (0.36) $    (0.15)  $     0.17  $      0.12    $    (1.30)
                              --------- ----------   ----------    ----------  ----------   ----------  -----------    ----------
  Weighted average common
  and equivalent shares
  outstanding                 6,609,817  6,639,827    6,278,038     6,019,817   6,019,817    6,254,573    6,158,606     6,178,675
                             ---------- ----------   ----------    ----------  ----------   ----------  -----------    ----------

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997
                               AND FOR EACH OF THE
                            THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1998



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports...........................................  46-48
Consolidated Balance Sheets as of December 31, 1998 and 1997............  49-50
Consolidated Statements of Operations for the Years Ended
      December 31, 1998, 1997 and 1996..................................     51
Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1998, 1997, and 1996......................  52-54
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996...................................     55
Notes to Consolidated Financial Statements..............................  56-82

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of PICO Holdings, Inc.:


    We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 consolidated financial statements of Global Equity Corporation (all expressed in Canadian dollars), a 51.2% owned consolidated subsidiary as of December 31, 1997, which constituted 42% of consolidated total assets as of December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Global Equity Corporation (all expressed in Canadian dollars), is based solely on the report of such other auditors. The consolidated financial statements of the Company for the year ended December 31, 1996 were audited by other auditors whose report, dated April 7, 1997, expressed an unqualified opinion on those statements.

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

    In our opinion, based on our audits and the report of the other auditors, the 1998 and 1997 consolidated financial statements present fairly, in all material respects, the consolidated financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


San Diego, California
March 26, 1999

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


KPMG LLP
Chartered Accountants


Toronto, Canada

March 17, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Shareholders and Board of Directors of PICO Holdings, Inc.

We have audited the consolidated statements of operations, shareholders' equity and cash flows of PICO Holdings, Inc. and subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and the cash flows of PICO Holdings, Inc. and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                           PricewaterhouseCoopers LLP

San Diego, California
April 7, 1997

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                1998                        1997
                                                           --------------              --------------
Investments:
     Available for sale:
          Fixed maturities                                 $  32,642,140               $  43,266,291
          Equity securities and other investments             61,362,838                  85,067,951
     Short-term investments                                   21,098,702                  28,757,220
     Real estate                                               2,046,685                   3,205,754
                                                           --------------              --------------
          Total investments                                  117,150,365                 160,297,216

Cash and cash equivalents                                     71,654,196                  56,435,789
Premiums and other receivables, net                           10,414,017                  20,681,568
Reinsurance receivables                                       55,624,830                  75,025,576
Prepaid deposits and reinsurance premiums                      2,187,387                   2,234,688
Accrued investment income                                      1,295,550                   1,722,282
Surface, water and mineral rights                            116,653,211                  75,177,015
Property and equipment, net                                    1,851,502                   8,550,807
Deferred policy acquisition costs                              5,548,634                   5,320,716
Income taxes receivable                                        6,522,454
Other assets                                                   7,011,957                   5,932,248
Net deferred income taxes                                                                  2,965,080
Net assets of discontinued operations                                                     15,949,989
                                                           ==============              ==============
     Total assets                                          $ 395,914,103               $ 430,292,974
                                                           ==============              ==============


The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                            1998                   1997
                                                                                      -----------------      -----------------
Policy liabilities and accruals:
     Unpaid losses and loss adjustment expenses, net of discount                         $ 155,020,696          $ 196,095,518
     Unearned premiums                                                                      20,804,432             21,634,897
     Reinsurance balance payable                                                            12,068,890              8,076,659
Deferred gain on retroactive reinsurance                                                     1,800,994              2,168,393
Other liabilities                                                                           20,216,707             15,380,716
Taxes payable                                                                                                         968,059
Integration liability                                                                          152,000                546,147
Net deferred income taxes                                                                    7,258,949
Excess of fair value of net assets acquired over purchase price                              4,496,551              5,064,536
                                                                                      -----------------      -----------------
     Total liabilities                                                                     221,819,219            249,934,925
                                                                                      -----------------      -----------------
Minority Interest                                                                                                  68,207,311
                                                                                                             -----------------
Commitments and Contingencies (Notes 11, 12, 13, 14, 15, 16, 17 and 20)

Preferred stock, $.01 par value, authorized 2,000,000; none issued
Common stock, $.001 par value; authorized 100,000,000; issued 13,328,778
     and 6,497,344 shares in 1998 and 1997, respectively                                        66,644                 32,592
Additional paid-in capital                                                                 183,101,273             43,147,105
Accumulated other comprehensive loss                                                        (8,097,965)            (4,918,341)
Retained earnings                                                                           76,562,974             83,718,335
                                                                                      -----------------      -----------------
                                                                                           251,632,926            121,979,691
Less treasury stock (4,380,780 common shares in 1998 and 388,063 in 1997)                  (77,538,042)            (9,828,953)
                                                                                      -----------------      -----------------
     Total shareholders' equity                                                            174,094,884            112,150,738
                                                                                      -----------------      -----------------
     Total liabilities and shareholders' equity                                          $ 395,914,103          $ 430,292,974
                                                                                      =================      =================

The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                          1998            1997           1996
                                                                      ------------    ------------   ------------
Revenues:
 Premium income                                                       $ 36,131,415    $ 49,876,404   $ 38,760,705
 Net investment income                                                  10,243,774      11,686,072      8,086,156
 Net realized gain (loss) on investments                                (4,411,805)     21,393,331     27,080,236
 Sale of surface, water, and mineral rights                              2,242,200       1,494,088
 Other income                                                            4,014,692       3,735,447      2,809,183
                                                                      ------------    ------------   ------------
      Total revenues                                                    48,220,276      88,185,342     76,736,280
                                                                      ------------    ------------   ------------
Expenses:
 Loss and loss adjustment expenses                                      30,528,007      34,330,327     22,932,490
 Amortization of policy acquisition costs                               10,877,142      10,069,308      1,875,324
 Cost of surface, water, and mineral rights sold                         1,067,503         605,578
 Insurance underwriting and other expenses                              15,977,129      19,677,124     18,965,258
                                                                      ------------    ------------   ------------
      Total expenses                                                    58,449,781      64,682,337     43,773,072
                                                                      ------------    ------------   ------------
Equity in earnings (losses) of investee                                   (771,117)                     1,013,385
                                                                      ------------    ------------   ------------
       Income (loss) from continuing operations before income taxes
         and minority interest                                         (11,000,622)     23,503,005     33,976,593
Provision for federal, foreign and state income taxes                    1,762,395       7,670,128     12,957,811
                                                                      ------------    ------------   ------------
       Income (loss) from continuing operations
         before minority interest                                      (12,763,017)     15,832,877     21,018,782
Minority interest in loss of subsidiary                                  4,532,632       3,202,461
                                                                      ------------    ------------   ------------
       Income (loss) from continuing operations                         (8,230,385)     19,035,338     21,018,782
Income from discontinued operations, net (Note 6)                        1,075,024         456,283      3,301,229
                                                                      ============    ============   ============
Net income (loss)                                                     $ (7,155,361)   $ 19,491,621   $ 24,320,011
                                                                      ============    ============   ============
Net income (loss) per common share - basic:
       Continuing operations                                          $      (1.38)   $       3.02   $       3.80
       Discontinued operations                                                0.18            0.07           0.59
                                                                      ------------    ------------   ------------
        Net income (loss) per common share                            $      (1.20)   $       3.09   $       4.39
                                                                      ============    ============   ============
               Weighted average shares outstanding                       5,981,814       6,302,401      5,538,199
                                                                      ============    ============   ============

Net income (loss) per common share - diluted:
       Continuing operations                                          $      (1.38)   $       2.91   $       3.66
       Discontinued operations                                                0.18            0.07           0.57
                                                                      ------------    ------------   ------------
            Net income (loss) per common share                        $      (1.20)   $       2.98   $       4.23
                                                                      ============    ============   ============
               Weighted average shares outstanding                       5,981,814       6,540,264      5,748,414
                                                                      ============    ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS'EQUITY, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                           Accumulated Other
                                                                                          Comprehensive Income
                                                                                    ---------------------------------
                                                                                     Net Unrealized
                                                  Additional                          Appreciation        Foreign
                                     Common         Paid-In          Retained        (Depreciation)       Currency
                                     Stock          Capital          Earnings        on Investments     Translation
                                   -----------  ----------------  ----------------  -----------------   -------------

Balance, January 1, 1996             $ 27,436      $ 17,382,279      $ 39,906,703       $ 23,827,817       $ (14,792)

Comprehensive Income for 1996
   Net income                                                          24,320,011
   Net unrealized depreciation on investments
net of adjustments to policy acquisition
cost of $17,556 and deferred taxes of $6.6 million                                       (11,990,306)
   Foreign currency translation                                                                              (12,367)
Total Comprehensive Income

   Equity changes of investee
       company

  Purchase of common stock by affiliate

  Retirement of treasury stock in
      connection with CIG merger       (1,330)         (779,122)

  Issuance of common stock in
      connection with CIG merger        6,381        26,287,986

   Issuance of common stock
       upon exercise of options                          73,920
                                   ===========  ================  ================  =================   =============
Balance, December 31, 1996           $ 32,487      $ 42,965,063      $ 64,226,714       $ 11,837,511       $ (27,159)
                                   ===========  ================  ================  =================   =============

                                                                                           Accumulated Other


                                                       Equity
                                                       Changes
                                                     of Investee       Treasury
                                                       Company          Stock             Total
                                                    --------------  ---------------  -----------------

Balance, January 1, 1996                               $ (979,066)      $ (801,032)      $ 79,349,345

Comprehensive Income for 1996
   Net income
   Net unrealized depreciation on investments
net of adjustments to policy acquisition
cost of $17,556 and deferred taxes of $6.6 million
   Foreign currency translation
Total Comprehensive Income                                                                 12,317,338

   Equity changes of investee
       company                                             (7,295)                             (7,295)

  Purchase of common stock by affiliate                                 (5,844,600)        (5,844,600)

  Retirement of treasury stock in
      connection with CIG merger                                           780,452

  Issuance of common stock in
      connection with CIG merger                                        (2,000,075)        24,294,292

   Issuance of common stock
       upon exercise of options                                             20,580             94,500
                                                    ==============  ===============  =================
Balance, December 31, 1996                             $ (986,361)    $ (7,844,675)     $ 110,203,580
                                                    ==============  ===============  =================

The accompanying notes are an integral part of the consolidated financial statements

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS'EQUITY, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                   Accumulated Other
                                                                                                   Comprehensive Loss
                                                                                             -------------------------------
                                                                                             Net Unrealized
                                                           Additional                        Appreciation        Foreign
                                             Common          Paid-In          Retained       (Depreciation)     Currency
                                              Stock          Capital          Earnings       on Investments    Translation
                                           ------------  ----------------  ---------------   --------------   --------------

Balance, December 31, 1996                    $ 32,487      $ 42,965,063     $ 64,226,714     $ 11,837,511        $ (27,159)

Comprehensive Income for 1997
   Net income                                                                  19,491,621
   Net unrealized depreciation on investments
       net of deferred taxes of $6.1 million
       and reclassification adjustment of
       $9.3 million                                                                            (14,554,759)
   Foreign currency translation                                                                                  (2,173,934)
Total Comprehensive Income

   Equity changes of investee
       company

   Issuance of common stock
       upon exercise of options                    105           344,895

   Increase in ownership of
        subsidiary holding common
        stock of the Company

   Purchase of common stock
       in connection with CIG merger                            (162,853)
                                           ------------  ----------------  ---------------   --------------   --------------

Balance, December 31, 1997                    $ 32,592      $ 43,147,105     $ 83,718,335     $ (2,717,248)    $ (2,201,093)
                                           ============  ================  ===============   ==============   ==============



                                                  Equity
                                                  Changes
                                                of Investee      Treasury
                                                  Company         Stock             Total
                                                ------------  ---------------  -----------------

Balance, December 31, 1996                        $(986,361)    $ (7,844,675)     $ 110,203,580

Comprehensive Income for 1997
   Net income
   Net unrealized depreciation on investments
       net of deferred taxes of $6.1 million
       and reclassification adjustment of
       $9.3 million
   Foreign currency translation
Total Comprehensive Income                                                            2,762,928

   Equity changes of investee
       company                                      986,361                             986,361

   Issuance of common stock
       upon exercise of options                                                         345,000

   Increase in ownership of
        subsidiary holding common
        stock of the Company                                      (1,984,278)        (1,984,278)

   Purchase of common stock
       in connection with CIG merger                                                   (162,853)
                                                 -----------  ---------------  -----------------

Balance, December 31, 1997                              $ -     $ (9,828,953)     $ 112,150,738
                                                 ===========  ===============  =================

The accompanying notes are an integral part of the consolidated financial statements

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS'EQUITY, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                      Accumulated Other
                                                                                                     Comprehensive Loss
                                                                                            -------------------------------------
                                                          Additional                         Net Unrealized          Foreign
                                                Common      Paid-In         Retained          Depreciation          Currency
                                                Stock       Capital         Earnings         on Investments        Translation
                                              ----------- ---------------  ---------------  ------------------  ------------------

Balance, December 31, 1997                      $ 32,592    $ 43,147,105     $ 83,718,335        $ (2,717,248)       $ (2,201,093)

Comprehensive Loss for 1998
   Net loss                                                                    (7,155,361)
   Net unrealized depreciation on investments
       net of deferred tax of $100,085 and
       reclassification adjustment of $2.4 million                                                   (187,339)
   Foreign currency translation                                                                                        (2,992,285)
Total Comprehensive Loss

   Issuance of common stock
       upon acquisition of minority
        interest of GEC, net of costs
        of $1.7 million                           34,052     131,354,168

Acquisition of 412,846 shares of
      treasury stock                                           8,400,000

Exercise of 57,307 options on
      treasury stock                                             200,000
                                              ----------- ---------------  ---------------  ------------------  ------------------

Balance, December 31, 1998                      $ 66,644   $ 183,101,273     $ 76,562,974        $ (2,904,587)       $ (5,193,378)
                                              =========== ===============  ===============  ==================  ==================




                                                             Treasury
                                                               Stock              Total
                                                          -----------------  -----------------

Balance, December 31, 1997                                    $ (9,828,953)     $ 112,150,738

Comprehensive Loss for 1998
   Net loss
   Net unrealized depreciation on investments
       net of deferred tax of $100,085 and
       reclassification adjustment of $2.4 million
   Foreign currency translation
Total Comprehensive Loss                                                          (10,334,985)

   Issuance of common stock
       upon acquisition of minority
        interest of GEC, net of costs
        of $1.7 million                                        (57,709,089)        73,679,131

Acquisition of 412,846 shares of
      treasury stock                                           (10,000,000)        (1,600,000)

Exercise of 57,307 options on
      treasury stock                                                                  200,000
                                                          -----------------  -----------------

Balance, December 31, 1998                                   $ (77,538,042)     $ 174,094,884
                                                          =================  =================

The accompanying notes are an integral part of the consolidated financial statements

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                             1998            1997            1996
                                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $ (7,155,361)   $ 19,491,621    $ 24,320,011
Adjustments to reconcile net income (loss)  to net cash used in operating activities:
    Deferred taxes                                                          6,819,066         440,656       1,990,334
    Depreciation and amortization                                           1,492,097       1,181,495       2,131,742
    (Gain) loss on sale of investments                                      4,411,805     (21,393,331)    (27,080,236)
    Gain on disposal of discontinued operations                            (1,105,012)     (1,413,012)
    Gain on sale of real estate                                            (1,174,697)
    Equity in (earnings) losses of investee                                   771,117                      (1,013,385)
    Minority interest                                                      (4,532,632)     (3,202,461)
    Changes in assets and liabilities, net of effects of acquisitions:
                    Premiums and other receivables                         (6,276,903)      4,878,240       4,803,716
                    Reinsurance receivables and payables                   23,392,977      20,528,708      23,417,931
                    Accrued investment income                                 426,732       1,370,499        (302,998)
                    Deferred policy acquisition costs                        (227,918)         56,623       4,034,743
                    Unpaid losses and loss adjustment expenses            (41,074,822)    (57,033,716)    (31,097,669)
                    Future policy benefits                                                                 (2,011,233)
                    Discontinued operations                                                (2,186,355)
                    Unearned premiums                                        (830,465)    (13,173,128)    (14,378,764)
                    Other adjustments, net                                  3,851,032     (11,602,112)      4,327,851
                                                                         ------------    ------------    ------------
    Net cash used in operating activities                                 (21,212,984)    (62,056,273)    (10,857,957)
                                                                         ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale investments:
    Fixed maturities                                                       15,215,844      53,988,484      23,236,398
    Equity securities                                                       9,602,798      94,473,149      88,415,361
Proceeds from maturity of available for sale investments                    2,925,000       9,250,000      10,731,369
Purchases of available for sale investments:
    Fixed maturities                                                       (5,935,894)    (23,082,301)    (40,871,986)
    Equity securities                                                      (9,685,616)    (95,175,078)    (59,995,893)
Net sales of short-term investments                                         4,627,225      13,388,506       8,314,267
Proceeds from the sales of real estate                                         74,761         270,978       1,564,389
Purchases of surface, water and mineral rights                             (4,143,988)     (2,336,851)
Proceeds from the sale of surface, water and mineral rights                   518,943
Proceeds from sale of property and equipment                                6,510,166         215,882         106,996
Purchases of property and equipment                                          (859,267)       (984,623)       (106,110)
Purchased cash from consolidated subsidiary                                                18,108,171
Proceeds from sale of business                                             27,130,343
Acquisition costs for purchase of minority interest in GEC                 (1,665,613)
Investments in and advances to affiliates                                  (1,886,714)
Other investing activities, net                                            (1,635,197)
                                                                         ------------    ------------    ------------
    Net cash provided by investing activities                              40,792,791      68,116,317      31,394,791
                                                                         ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank and other borrowings                                                    (16,489,329)       (331,895)
Payment of lease obligations                                               (2,400,150)
Net increase in annuity and other policyholders' funds                                                        306,179
Proceeds from the sale of warrants issued by GEC                                            2,006,567
Proceeds from the sale of treasury stock                                      200,000
Repurchase of treasury stock                                               (1,600,000)
Proceed from exercise of stock options                                                        182,147          94,500
                                                                         ------------    ------------    ------------
  Net cash provided by (used in) financing activities                      (3,800,150)    (14,300,615)         68,784
                                                                         ------------    ------------    ------------
Effect of exchange rate changes on cash                                      (561,250)         95,304         (12,367)
                                                                         ------------    ------------    ------------
  Net increase (decrease) in cash and cash equivalents                     15,218,407      (8,145,267)     20,593,251

Cash and cash equivalents, beginning of year                               56,435,789      64,581,056      43,987,805
                                                                         ------------    ------------    ------------
  Cash and cash equivalents, end of year                                 $ 71,654,196    $ 56,435,789    $ 64,581,056
                                                                         ============    ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest, net of amounts capitalized                                 $    380,000    $    200,959
                                                                         ============    ============    ============
    Income taxes (recovered) paid                                        $    440,000    $ 10,895,019    $ (1,546,045)
                                                                         ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 ---------------

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

       Organization and Operations:

          PICO Holdings, Inc. and subsidiaries (collectively, the "Company") is a diversified holding company with operations in wholesale water and storage through its subsidiary Vidler Water Company, Inc., real estate and minerals through its subsidiary Nevada Land and Resource Company, LLC, insurance through its subsidiaries Sequoia Insurance Company and Citation Insurance Company, and investment management though its subsidiary Summit Global Management, Inc. In addition, the Company has a number of strategic value investments. Also two subsidiaries, Physicians Insurance Company of Ohio and The Professionals Insurance Company, are in the process of winding down their medical professional liability insurance operations.

          Effective December 16, 1998, PICO Holdings Inc. ("PICO") acquired the remaining 48.8% of the outstanding stock of Global Equity Corporation ("GEC") through a Plan of Arrangement (the "PICO/GEC Combination") whereby GEC shareholders received .4628 of a newly issued PICO common share for each GEC share surrendered. Immediately following the close of the transaction, PICO consummated a 1-for-5 reverse stock split (the "Reverse Stock Split"). Accordingly, all share amounts included herein are restated to reflect the Reverse Stock Split.

          The Company's primary subsidiaries as of December 31, 1998 are as follows:

          Global Equity Corporation ("GEC"). Prior to the PICO/GEC Combination, GEC was a publicly held corporation listed on the Toronto Stock Exchange and The Montreal Exchange under the symbol "GEQ". Following the PICO/GEC Combination, PICO owns 100% of GEC. The Chairman of the Board of Directors ("Chairman") and the President and Chief Executive Officer ("CEO") of the Company are the Chairman and CEO of GEC, respectively. GEC is a Canadian corporation engaging in strategic investments; surface, water, and mineral rights; and other activities, operating primarily in the United States, but also with investments in Canada, Asia, Europe, and the Caribbean. GEC holds a portfolio of equity and debt securities, and interests in surface, water and mineral rights through Vidler Water Company, Inc. and Nevada Land and Resource Company, LLC.

          Vidler Water Company, Inc. ("Vidler"). Vidler is a majority-owned Delaware corporation that was originally formed under the laws of the state of Colorado. Vidler is engaged in the acquisition, aggregation, marketing, storage and transfer of water and water rights for municipal and private industry use in the southwestern United States. Vidler attempts to identify areas where water supplies are needed in the southwestern United States and then to facilitate the transfer from current ownership to Vidler, and subsequently to municipalities, water districts, developers and others. Since its acquisition, Vidler has purchased water rights and related assets in California, Colorado, Nevada and Arizona.

          Nevada Land and Resource Company, LLC ("NLRC"). NLRC's primary asset is approximately 1.3 million acres of deeded land with appurtenant water, and mineral rights in northern Nevada. NLRC is actively engaged in maximizing the property's value in relation to water rights, mineral rights, and land development. GEC owns a 74.77% membership interest, and PICO owns the remaining 25.23%.

          Sequoia Insurance Company ("Sequoia"). Sequoia is a California insurance company licensed to write insurance coverage for property and casualty risks ("P&C") within the states of California and Nevada. Sequoia writes business through independent agents and brokers covering risks located primarily within northern and central California and Nevada. Although multiple line underwriting is conducted, and at one time or another all major lines of property and casualty insurance except workers' compensation and ocean marine have been written, over the past few years Sequoia transitioned from writing primarily personal lines of business (automobile, homeowners, etc.) to commercial lines.

          Citation Insurance Company ("Citation"). Citation is a
       California-domiciled insurance company licensed to write commercial property and casualty insurance in Arizona, California, Colorado, Nevada, Hawaii, New Mexico and Utah.

          Physicians Insurance Company of Ohio ("Physicians"). Prior to selling its book of medical professional liability ("MPL") insurance business in 1995, Physicians engaged in providing MPL insurance coverage to physicians and surgeons, primarily in Ohio. On August 28, 1995, Physicians entered into an agreement with Mutual Assurance, Inc. ("Mutual") pursuant to which Physicians sold its recurring MPL insurance business to Mutual. Physicians still holds MPL unpaid losses and loss adjustment expense liabilities that are being settled.

          Summit Global Management, Inc. ("Summit"). Summit is an investment advisory company, which provides investment management services in a number of states throughout the United States. The majority of Summit's assets under management are those of affiliates.

       Unconsolidated Affiliates:

          Conex Continental Inc. ("Conex"). Formed under the laws of the Province of Ontario, Canada and re-domiciled in Delaware on April 6, 1998, shares of Conex trade on the Canadian Dealer Network. The principal asset of Conex is a 60% interest in a foreign joint venture, Guizhou Jonyang Machinery Industry Co., Ltd. The joint venture operates a manufacturing plant in Guiyang City, Guizhou Province, China, producing wheeled and tracked hydraulic excavators.

       Principles of Consolidation:

          The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, and have been prepared in conformity with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated.

       Use of Estimates in Preparation of Financial Statements:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of unpaid losses and loss adjustment expenses, future policy benefits, deferred policy acquisition costs, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 1998 and 1997, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

       Investments:

          The Company's investment portfolio at December 31, 1998 and 1997 is comprised of investments with fixed maturities, including U.S. government instruments, certificates of deposit, and corporate bonds; equity securities, including investments in common and preferred stocks, and warrants; other investments, including debentures of public and private companies and oil and gas leases; short term investments, including, certificates of deposit, U.S. Treasuries and mortgage securities: and real estate.

          Investments in which the Company owns between 20% to 50% of the voting interest, has the ability to exercise significant influence and which are made for long term operating purposes, are accounted for under the equity method of accounting. Accordingly, the Company's share of income or losses are included in consolidated results. Currently, the Company classifies its 32% common stock ownership in Conex as an equity investment.

          The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement, among other things, requires investment securities to be divided into three categories: held to maturity, available for sale, and trading. The Company classifies all investments that are not made for long term operating purposes as available for sale. Investments with a readily determinable fair value are carried at fair value, while other investments are carried at cost. Unrealized gains or losses on investments recorded at fair value are recorded net of tax and included in accumulated other comprehensive income or loss.

          The Company regularly reviews the carrying value of its investments for impairment. A decline in the market value of any investment below cost that is deemed other than temporary is written down to net realizable value. Adjustments for write-downs are reflected in realized gains or losses on investments in the consolidated statements of operations.

          Investment income includes amortization of premium and accretion of discount on the level yield method relating to bonds acquired at other than par value. Realized investment gains and losses are included in income and are determined on the identified certificate basis and are recorded on a trade date basis.

          The Company invests domestically and abroad. Approximately $32.7 million and $46.2 million of the Company's investments at December 31, 1998 and 1997, respectively, were invested internationally. The Company's most significant foreign currency exposure is in Europe, Asia and Australia.

          Real estate represents the carrying value of real property held for investment.

       Cash and Cash Equivalents:

          Cash and cash equivalents include highly liquid debt instruments purchased with original maturities of three months or less.

       Surface, Water and Mineral Rights:

          Water rights consist of various water interests acquired independently or in conjunction with the acquisition of real properties. Water rights are stated at cost and, when applicable, consist of an allocation of the original purchase price between water rights and other assets acquired based on their relative fair values. In addition, costs directly related to the acquisition and development of water rights are capitalized. Surface and mineral rights and land improvements are carried at cost. This cost includes, when applicable, the allocation of the original purchase price, costs directly related to acquisition, and interest and other costs directly related to developing land for its intended use. Amortization of land improvements is computed on the straight-line method over the estimated useful lives of the improvements ranging from 5 to 15 years. Provision is made for any diminution in value that is considered to be other than temporary.

       Property and Equipment:

          Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated lives of the assets ranging from 5 to 45 years. Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized. Gains or losses on the sale of property and equipment are included in other income.

       Deferred Acquisition Costs:

          Costs of the insurance companies that vary with and are primarily related to the acquisition of new and renewal insurance contracts, net of reinsurance ceding commissions, are deferred and amortized over the terms of the policies for property and liability insurance. Future investment income has been taken into consideration in determining the recoverability of such costs.

       Goodwill:

          Goodwill represents the difference between the purchase price and the fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. The Company recorded negative goodwill (i.e., excess of fair value of assets acquired over purchase price) as a result of the acquisition of Citation Insurance Group in November 1996. Negative goodwill is included in "Other Liabilities" in the accompanying consolidated balance sheets, and is being amortized on the straight line method over 10 years. For the years ended December 31, 1998, 1997 and 1996 amortization of negative goodwill was approximately $568,000.

       Impairment of Long-Lived Assets:

          The Company applies the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of long-lived assets. Impairment of long-lived assets is triggered when the estimated future undiscounted cash flows (excluding interest charges) do not exceed the carrying amount. If the events or circumstances indicate that the remaining balance may be permanently impaired, such potential impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows (excluding interest charges) generated from the use and ultimate disposition of the respective long-lived asset.

       Reinsurance:

          The Company records all reinsurance assets and liabilities on the gross basis, including amounts due from reinsurers and amounts paid to reinsurers relating to the unexpired portion of reinsured contracts (prepaid reinsurance premiums).

       Unpaid Losses and Loss Adjustment Expenses:

          Reserves for MPL and property and casualty insurance unpaid losses and loss adjustment expenses include amounts determined on the basis of actuarial estimates of ultimate claim settlements, which include estimates of individual reported claims and estimates of incurred but not reported claims. The methods of making such estimates and for establishing the resulting liabilities are continually reviewed and updated based on current circumstances, and any adjustments resulting therefrom are reflected in current operations. Reserves for MPL unpaid losses and loss adjustment expenses for MPL insurance claims have been adjusted to reflect the time value of money (discounting).

       Recognition of Premium Revenue:

          MPL and other property and casualty insurance premiums written are earned principally on a monthly pro rata basis over the lives of the policies. The premiums applicable to the unexpired terms of the policies are included in unearned premiums.

       Income Taxes:

          The Company's provision for income tax expense includes federal, state, local and foreign income taxes currently payable and those deferred because of temporary differences between the income tax and financial reporting bases of the assets and liabilities. The liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.

          In assessing the realization of deferred income taxes, management considers whether it is more likely than not that any deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible. If future income does not occur as expected, a deferred income tax valuation allowance may be established or modified.

       Earnings per Share:

          In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," effective for financial statements issued after December 15, 1997. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" earnings per share ("EPS") by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15. Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation. The Company adopted the new method of reporting EPS for the year ended December 31, 1997, and the 1996 financial statements were restated in 1997 to reflect the change.

     Reconciliation of the Basic and Diluted EPS is as follows:

                                                             Year ended December 31,
                                                   -----------------------------------------
                                                       1998           1997          1996
                                                   ------------    -----------   -----------

Net income (loss)                                  $ (7,155,361)   $19,491,621   $24,320,011
                                                   ============    ===========   ===========
Basic earnings (loss) per share                    $      (1.20)   $      3.09   $      4.39
                                                   ============    ===========   ===========

Basic weighted average common shares outstanding      5,981,814      6,302,401     5,538,199
Options                                                      --        237,863       210,215
                                                   ------------    -----------   -----------
Diluted weighted average common and
        common equivalent shares outstanding          5,981,814      6,540,264     5,748,414
                                                   ============    ===========   ===========
Diluted earnings (loss) per share                  $      (1.20)   $      2.98   $      4.23
                                                   ============    ===========   ===========

     Stock options of 1,096,972, 276,543 and 339,218 for 1998, 1997 and 1996,
respectively and 223,187 warrants in 1998, were not included in the calculation of weighted average shares because the impacts of such instruments were anti-dilutive.

Comprehensive Loss

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established requirements for disclosure of comprehensive income and is effective for the Company for the year ended December 31, 1998. The Company adopted the new standard for the year ended 1998, and has reclassified previous financial statements to conform to the new presentation. Comprehensive income or loss includes foreign currency translation, and unrealized holding gains and losses on available for sale securities, which prior to adoption were reported separately in stockholders' equity.

                                                  December 31,
                                             1998           1997
                                         -----------    -----------

     Net unrealized loss on securities   $(2,904,587)   $(2,717,248)
     Foreign currency translation         (5,193,378)    (2,201,093)
                                         -----------    -----------
Accumulated other comprehensive loss     $(8,097,965)   $(4,918,341)
                                         ===========    ===========

   Accumulated other comprehensive loss is net of deferred income tax benefit of $1.5 million for the years ended December 31, 1998 and 1997.

Translation of Foreign Currency:

   Financial statements of foreign operations are translated into U.S. dollars using average rates of exchange in effect during the year for revenues, expenses, gains and losses, and the exchange rate in effect at the balance sheet date for assets and liabilities. Unrealized exchange gains and losses arising on translation are reflected within accumulated other comprehensive loss.

Reclassifications:

   Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements:

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for disclosure about operating segments in annual statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The new standard is effective for the year ended December 31, 1998, and comparative information from earlier years has been restated to conform to the requirements of this standard.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and measure those instruments at fair value. The new standard becomes effective for fiscal years beginning after June 15, 1999. Management does not expect this statement to have a material effect on the Company's consolidated financial statements.

2.  SIGNIFICANT ACQUISITIONS:

      On December 16, 1998, PICO acquired the remaining 48.8% of GEC, making it a wholly-owned subsidiary. This was accomplished through an exchange of PICO shares for GEC shares at the exchange ratio of .4628 of a PICO share for each share of GEC. PICO issued a total of 6,810,426 shares of PICO common stock to former GEC shareholders. PICO subsidiaries hold 3,110,837 of these newly issued shares which are recorded as treasury stock in the consolidated balance sheets of the Company. In addition, PICO exchanged 223,187 PICO warrants with an exercise price of $23.80 per share for all the outstanding GEC warrants using the same exchange ratio. PICO also exchanged 484,967 stock options to GEC officers, two current GEC directors and a former GEC director in exchange for surrendering their GEC stock options. These grants placed the participants in a substantially similar position regarding shares and exercise price and vesting.

      The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values as noted in the following table:

Purchase Price:
     Value of approximately 3.7 million PICO shares exchanged           $ 81,760,917
     Direct costs of acquisition                                           1,665,613
     Value of GEC options assumed                                          2,731,975
                                                                        ------------
                                                                        $ 86,158,505
                                                                        ============

Allocation of Purchase Price:
     Historic GEC shareholders' equity acquired                         $ 58,801,561
     Adjustments to assets and liabilities acquired:
          Increase in book value of surface, water and mineral rights     36,945,129
          Increase in book value of PICO common stock owned by GEC         3,342,610
          Deferred income tax liability                                  (12,930,795)
                                                                        ------------
                                                                        $ 86,158,505
                                                                        ============

      The following table reflects unaudited pro forma combined results of operations of the Company and GEC on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented:

                                               (Unaudited)
                                            1998            1997
                                        ------------    ------------
Total revenues                          $ 49,325,288    $ 87,579,764
Income (loss) before income taxes        (15,533,254)     20,300,544
Net income (loss)                        (16,220,625)     13,086,699
Net income (loss) per share - basic           ($1.81)          $1.37
Net income (loss) per share - diluted         ($1.81)          $1.33

      These unaudited pro forma results have been prepared for comparative purposes and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect at the beginning of the period or of future results of operations of the consolidated entities.

      On April 23, 1997, GEC and PICO acquired 100% of the membership interest of NLRC, a Delaware limited liability company. The total purchase price was approximately $48.6 million. A wholly-owned subsidiary of GEC, Global Nevada Land Resource Corporation, owns 74.77% of the membership interests of NLRC. PICO paid approximately $12 million for the remaining 25.23% membership interest. GEC financed its portion of the acquisition in part by issuing to the Company a 7% debenture in the principal amount of approximately $25 million. The debenture was subsequently repaid along with accrued interest.

3. INVESTMENTS:

      At December 31, the cost and carrying value of available for sale investments are as follows:

                                                        Gross           Gross
                                                      Unrealized       Unrealized       Carrying
1998:                                   Cost            Gains           Losses          Value
                                    ------------   ------------    ------------    ------------
Fixed maturities:
     U.S. Treasury securities
          and obligations of U.S.
          government corporations
          and agencies              $  6,991,162   $     63,105    $    (43,919)   $  7,010,348

     Corporate securities             12,943,949        184,032                      13,127,981

     Mortgage-backed and
          other securities            12,503,811                                     12,503,811
                                    ------------   ------------    ------------    ------------
                                      32,438,922        247,137         (43,919)     32,642,140
Equity securities                     66,855,493      4,422,499      (9,915,154)     61,362,838
                                    ------------   ------------    ------------    ------------
          Total                     $ 99,294,415   $  4,669,636    $ (9,959,073)   $ 94,004,978
                                    ============   ============    ============    ============

                                                       Gross            Gross
                                                     Unrealized       Unrealized      Carrying
1997:                                  Cost            Gains            Losses         Value
                                    ------------   ------------    ------------    ------------
Fixed maturities:
     U.S. Treasury securities
          and obligations of U.S.
          government corporations
          and agencies              $ 13,147,587   $    130,540    $   (190,174)   $ 13,087,953

     Corporate securities             18,270,118        197,166        (288,946)     18,178,338

     Mortgage-backed and
          other securities            12,000,000                                     12,000,000
                                    ------------   ------------    ------------    ------------
                                      43,417,705        327,706        (479,120)     43,266,291
Equity securities                     78,648,715     12,921,373      (6,502,137)     85,067,951
                                    ------------   ------------    ------------    ------------

          Total                     $122,066,420   $ 13,249,079    $ (6,981,257)   $128,334,242
                                    ============   ============    ============    ============


   The amortized cost and carrying value of investments in fixed maturities at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Amortized      Carrying
                                             Cost         Value
                                         -----------   -----------
Due in one year or less                  $ 3,778,239   $ 3,787,630
Due after one year through five years     13,959,770    14,156,407
Due after five years through ten years     2,197,102     2,194,292
Mortgage-backed and other securities      12,503,811    12,503,811
                                         -----------   -----------
                                         $32,438,922   $32,642,140
                                         ===========   ===========

   Investment income is summarized as follows for each of the years ended December 31:

                                    1998            1997            1996
                               ------------    ------------    ------------
Investment income from:
     Available for sale:
          Fixed maturities     $  1,694,345    $  3,665,643    $  4,883,162
          Equity securities         585,330       1,122,274       1,546,020
     Short-term investments
          and other               8,352,729       7,412,342       2,332,626
                               ------------    ------------    ------------
     Total investment income     10,632,404      12,200,259       8,761,808
Investment expenses                (388,630)       (514,187)       (675,652)
                               ------------    ------------    ------------
     Net investment income     $ 10,243,774    $ 11,686,072    $  8,086,156
                               ============    ============    ============

      Pre-tax net realized gains (losses) on investments were as follows for each of the years ended December 31:

                                     1998            1997            1996
                                ------------    ------------    ------------
Gross realized gains:
     Available for sale:
          Fixed maturities      $    201,665    $    300,167    $     36,123
          Equity securities        3,825,708      31,083,312      27,469,731
                                ------------    ------------    ------------
     Total gain                    4,027,373      31,383,479      27,505,854
                                ------------    ------------    ------------
Gross realized losses:
     Available for sale:
          Fixed maturities          (178,770)     (1,253,139)       (292,612)
          Equity securities       (8,260,408)     (8,737,009)       (133,006)
                                ------------    ------------    ------------
     Total losses                 (8,439,178)     (9,990,148)       (425,618)
                                ------------    ------------    ------------
     Net realized gain (loss)   $ (4,411,805)   $ 21,393,331    $ 27,080,236
                                ============    ============    ============

      During 1998, the Company recorded $8.2 million in permanent write downs of investments to recognize what is expected to be other than temporary declines in the market values of those securities.

      Approximately $26.8 million of the total gross realized gains for the year ended December 31, 1997 were generated from the conversion of Resource America, Inc. warrants and the immediate sale of the converted common stock. For the year ended December 31, 1997, GEC recorded a permanent write down of $8.0 million (of which approximately $3.8 million represented the realization of accumulated foreign currency translation adjustments recorded by GEC) in the value of its investment in Korean securities in recognition of what is expected to be an other than temporary decline in the market value of those securities. These write-downs have been recorded as a realized loss.

      In December 1998, the Company converted its $2.5 million PC Quote debenture, $3.3 million line of credit and $969,000 in accrued interest into 1,907,463 shares of PC Quote Series A preferred shares, 2,879,077 series B preferred shares, and 3,106,163 million warrants to purchase PC Quote common shares, expiring in 2006. The Company owns approximately 18% of the outstanding common stock of PC Quote. The common stock is carried at a market value of $5 million at December 31, 1998. At acquisition, the value of the series A and B preferred shares and warrants was determined using the Black Scholes pricing model and are carried at approximately $6.9 million.

      During 1998, the Company purchased 857,000 shares of Australian Oil and Gas ("AOG") for $803,000. During 1999, an additional 5.9 million shares were acquired for $6.3 million. As of March 1999, the Company owns a 14.9% interest in AOG. Also during 1998, the Company purchased 5,000 shares of Jungfraubahn Holding AG ("Jungfraubahn") based in Interlaken, Switzerland. In February 1999, an additional 70,000 shares were acquired. In total the Company purchased a 17.6% shareholding for $15.9 million. The acquisition was financed with $7 million in cash and the remaining balance in debt.

4. INVESTMENT IN CONEX:

      At December 31, 1998, the Company's investment in Conex consisted of ownership of 32% of Conex's outstanding common stock, $5 million in preferred stock and $2.1 million in advances. In addition, the Company owns warrants to purchase additional Conex common stock. The common stock investment at December 31, 1998 is accounted for using equity method accounting, while the remaining investment balances are carried at cost. At December 31, 1998, the Company's equity method investment had been reduced to zero due to recurring Conex losses. For the year ended December 31, 1998 the Company's equity in losses of this investee totaled $771,000. The Company's interest in the stand-alone Conex balances is not currently material to the Company's financial position or results of operations.

5. SURFACE, WATER AND MINERAL RIGHTS:

      Through its subsidiaries Vidler and NLRC, PICO owns surface, water and mineral rights consisting of various real properties, surface rights, water rights and mineral rights in California, Arizona, Colorado and Nevada. The costs assigned to the various components of surface and mineral rights, water rights, and land improvements at December 31, were as follows:

                                            1998           1997
                                       ------------   ------------
NLRC:
 Surface and mineral rights            $ 53,905,167   $ 55,713,051
Vidler:
 Water rights                            20,012,797      9,745,657
 Land improvements, net                   2,499,189      1,619,259
 Surface rights                          40,236,058      8,099,048
                                       ------------   ------------
   Surface, water and mineral rights   $116,653,211   $ 75,177,015
                                       ============   ============

6. DISCONTINUED OPERATIONS:

      On June 16, 1997, the Company announced a definitive agreement to sell its life and health insurance subsidiary, American Physicians Life ("APL"). The closing was completed on December 4, 1998. Proceeds from the sale were $17 million in cash. On August 21, 1997, GEC announced an agreement to sell its Sri Lankan subsidiaries. The closings occurred during 1997 for consideration of $17.3 million in cash and $7.7 million in marketable securities. Approximately $15 million of the $25 million purchase price was received in 1997, and the remaining balance was received in 1998.

      Because these subsidiaries represented major segments of the Company's business, in accordance with APB No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business," operations for all of 1998, 1997 and 1996 have been classified as discontinued operations. The net assets are shown as a single line item in the accompanying balance sheet as "Net assets of discontinued operations."

      The following reconciles income (loss) from continuing operations to net income (loss) :

                                                                        1998            1997            1996
                                                                    ------------    ------------    ------------
Income (loss) from continuing operations
  before income taxes and minority interest                         $(11,000,622)   $ 23,503,005    $ 33,976,593
Provision for income taxes                                             1,762,395       7,670,128      12,957,811
Minority interest                                                      4,532,632       3,202,461
                                                                    ------------    ------------    ------------
  Income (loss) from continuing operations                            (8,230,385)     19,035,338      21,018,782
                                                                    ------------    ------------    ------------

  Income from discontinued operations, net of
   income taxes of $86,000 in 1998, $965,000 in 1997
   and $701,000 in 1996 and minority interest of $489,000 in 1997        345,716         892,275       3,301,229
  Gain (loss) on disposal of discontinued operations, net of income tax of $375,000 in 1998 and $1.3 million in 1997
   and foreign currency of $1.2 million in 1997                          729,308        (160,250)
  Minority interest                                                                     (275,742)
                                                                    ------------    ------------    ------------
   Income from discontinued operations                                 1,075,024         456,283       3,301,229
                                                                    ------------    ------------    ------------
  Net income (loss)                                                 $ (7,155,361)   $ 19,491,621    $ 24,320,011
                                                                    ============    ============    ============

        Following is an unaudited summary of APL's stand alone financial results for the periods included in the statements of operations as discontinued operations:

                                            1998          1997           1996
                                        -----------   -----------    -----------
Total revenues                          $ 9,172,435   $ 5,310,330    $ 9,031,846
Income (loss) before taxes                  431,650      (112,012)     4,002,406
Net income (loss)                           345,716      (167,327)     3,301,229
Net income (loss) per share - basic           $0.07        ($0.03)         $0.60
Net income (loss) per share - diluted         $0.07        ($0.03)         $0.57

      Following is an unaudited summary of these Sri Lankan companies stand alone financial results for the period included as discontinued operations in the accompanying financial statements. Operating results for 1996 are not shown since this period was prior to the effective date of consolidation of GEC with PICO

                                                1997
                                            -----------
Total revenues                              $12,449,347
Income before taxes
    and minority interests                    3,309,699
Minority interest in income of subsidiary       764,418
Net income                                      288,956
Net income per share - basic                      $0.05
Net income per share - diluted                    $0.04

7. PREMIUMS AND OTHER RECEIVABLES:

       Premiums and other receivables consisted of the following at December 31:

                                              1998            1997
                                         ------------    ------------
Agents' balances and unbilled premiums   $  7,513,754    $ 20,723,259
Other accounts receivable                   2,994,788          77,333
                                         ------------    ------------
                                           10,508,542      20,800,592
Allowance for doubtful accounts               (94,525)       (119,024)
                                         ------------    ------------
                                         $ 10,414,017    $ 20,681,568
                                         ============    ============

8. FEDERAL INCOME TAX:

      The Company and its U.S. subsidiaries, excluding U.S. subsidiaries of GEC, file a consolidated life/non-life federal income tax return. Non-U.S. subsidiaries file tax returns in various foreign countries.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                             1998            1997
                                                        ------------    ------------
Deferred tax assets:
     Net operating loss carryforwards                   $ 10,358,223    $  6,800,000
     Loss reserves                                        11,142,641      17,312,601
     Unearned premium reserves                             1,265,960       1,319,214
     Unrealized depreciation on securities                 2,609,826
     Deferred gain on retroactive reinsurance                612,338         758,938
     Integration liability                                    51,680         185,690
     Other, net                                            1,557,275       1,713,417
                                                        ------------    ------------
          Total deferred tax assets                       27,597,943      28,089,860
                                                        ------------    ------------
Deferred tax liabilities:
     Reinsurance receivables                               8,484,586      10,868,442
     Deferred policy acquisition costs                     1,886,536       1,809,043
     Unrealized appreciation on securities                   243,775         125,801
     Revaluation of surface, water and mineral rights     14,880,795       4,986,358
     NLRC land sales                                         455,000
     Accretion of bond discount                               62,888          72,076
     Depreciation                                            153,339         463,060
                                                        ------------    ------------
          Total deferred tax liabilities                  26,166,919      18,324,780
                                                        ------------    ------------
     Net deferred tax assets before
          valuation allowance                              1,431,024       9,765,080
     Less valuation allowance                             (8,689,973)     (6,800,000)
                                                        ------------    ------------
          Net deferred tax asset (liability)            $ (7,258,949)   $  2,965,080
                                                        ============    ============

      The deferred tax asset valuation allowance as of December 31, 1998 and 1997 relates to the net operating loss carryforwards (NOL's) of Citation, PICO, GEC and its subsidiaries. NOL's for U.S. corporations, and to a similar extent Canadian tax NOL's, are subject to the separate return limitation rules. Therefore, certain of these NOL's can only be used to offset the respective future taxable income generated by Citation, PICO, GEC and its subsidiaries, individually. Due to the uncertainty related to future income of these subsidiaries, the Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. Deferred tax assets and liabilities, the recorded valuation allowance and federal income tax expense in future years can be significantly affected by changes in enacted tax rates or by changes in circumstances that would influence management's conclusions as to the ultimate realization of deferred tax assets.

   Pre-tax income (loss) from continuing operations for the years ended December 31 was under the following jurisdictions:

                                      1998            1997            1996
                                 ------------    ------------    ------------
Domestic                         $ (6,919,561)   $ 35,990,469    $ 34,006,819
Foreign                            (4,081,061)    (12,487,464)        (30,226)
                                 ------------    ------------    ------------
    Total                        $(11,000,622)   $ 23,503,005    $ 33,976,593
                                 ============    ============    ============

    Income tax expense (benefit) from continuing operations for each of the years ended December 31 consists of the following:

                                      1998           1997           1996
                                  -----------    -----------    -----------
Current tax expense (benefit):
U.S. federal                      $(5,415,430)   $ 9,292,120    $11,042,744
Foreign                               358,759
                                  -----------    -----------    -----------
    Total tax expense (benefit)    (5,056,671)     9,292,120     11,042,744
                                  -----------    -----------    -----------

Deferred tax expense:
U.S. federal                      $ 3,675,971    $ 1,930,457    $ 1,915,067
Foreign                             3,143,095     (3,552,449)
                                  -----------    -----------    -----------
    Total tax expense (benefit)     6,819,066     (1,621,992)     1,915,067
                                  -----------    -----------    -----------

    Total income tax expense      $ 1,762,395    $ 7,670,128    $12,957,811
                                  ===========    ===========    ===========

   The difference between income taxes provided at the Company's effective tax rate and federal statutory rate is as follows:


                                                              1998            1997            1996
                                                         ------------    ------------    ------------
Federal income tax expense (benefit) at statutory rate   $ (3,611,105)   $  8,226,052    $ 11,891,807
Change in valuation allowance                               1,889,973        (136,000)        (53,323)
Investment valuation                                        3,434,307
Other                                                          49,220        (419,924)      1,119,327
                                                         ------------    ------------    ------------
     Federal income tax expense                          $  1,762,395    $  7,670,128    $ 12,957,811
                                                         ============    ============    ============


   Provision has not been made for U.S. or additional foreign tax on the undistributed earnings of foreign subsidiaries. It is not practical to estimate the amount of additional tax that might be payable. At December 31, 1998 and 1997, the Company had a $6.5 million income tax receivable and a $1 million income tax payable, respectively. The aggregate NOL's of approximately $24.2 expire between 1999 and 2013. There is an annual limitation on the utilization of PICO's, Citation's and Sequoia's NOL's of approximately $1.4 million.

9.  PROPERTY AND EQUIPMENT:

    The major classifications of property and equipment are as follows at December 31:

                                                1998            1997
                                           ------------    ------------
Land                                                       $  1,923,015
Buildings                                                     7,012,657
Office furniture, fixtures and equipment   $  5,796,110       6,265,524
Building and leasehold improvements              22,988          12,499
                                           ------------    ------------
                                              5,819,098      15,213,695
Accumulated depreciation                     (3,967,596)     (6,662,888)
                                           ------------    ------------
     Net book value                        $  1,851,502    $  8,550,807
                                           ============    ============

    Depreciation expense was $1.3 million, $873,000, and $751,000 in 1998, 1997, and 1996, respectively.

10. DEFERRED POLICY ACQUISITION COSTS:

    Changes in deferred policy acquisition costs were as follows:

                                               1998            1997            1996
                                          ------------    ------------    ------------
Balance, January 1                        $  5,320,716    $  5,377,339    $  2,894,644
     Additions:
          Commissions                       12,949,841       7,677,146       4,158,421
          Other                              4,540,307       2,933,501       1,860,247
          Acquired in merger                                                 1,593,930
          Ceding commissions                (6,281,908)        (13,596)       (397,698)
                                          ------------    ------------    ------------
               Deferral of expense          11,208,240      10,597,051       7,214,900
                                          ------------    ------------    ------------
     Adjustment for expected gross
          profits on investment and
          life-type contracts resulting
          from SFAS 115 mark-to-market                                          17,556
     Adjustment for premium
          deficiency                          (103,180)       (584,366)
     Amortization to expense               (10,877,142)    (10,069,308)     (2,205,530)
                                          ------------    ------------    ------------
Balance, December 31                      $  5,548,634    $  5,320,716    $  7,921,570
                                          ============    ============    ============

    The difference between the December 31, 1996 ending balance of $7,921,570 and the January 1, 1997 beginning balance of $5,377,339 is equal to the amount of deferred policy acquisition costs attributable to 1997 discontinued operations of APL.

11. SHAREHOLDERS' EQUITY (ALL SHARE AMOUNTS HAVE BEEN RESTATED TO GIVE EFFECT TO THE DECEMBER 16, 1998 1-FOR-5 REVERSE STOCK SPLIT):

    On December 16, 1998, PICO acquired the remaining shares of GEC. This was accomplished through an exchange of PICO shares for GEC shares at the exchange ratio of .4628 of a PICO share for each share of GEC. PICO issued a total of 6,810,426 shares of PICO common stock to former GEC shareholders. PICO subsidiaries hold 3,110,837 of these newly issued shares which are recorded as treasury stock in the consolidated balance sheets of the Company. Following the transaction, PICO has approximately 13,328,770 shares of common stock issued and outstanding of which approximately 4,380,779 million are accounted for as treasury stock in the consolidated balances sheets. In addition, PICO exchanged 223,187 PICO warrants with an exercise price of $23.80 per share for all the outstanding GEC warrants using the same exchange ratio. The original October 23, 1998 expiration date of the warrants was extended to June 30, 1999. No other warrants exist. PICO also exchanged 484,967 stock options to GEC officers, two current GEC directors and a former GEC director in exchange for surrendering their GEC stock options. These grants placed the participants in a substantially similar position regarding shares and exercise price, vested according to their original terms.

    On May 9, 1996, the Company, Guinness Peat Group plc ("GPG") and GEC entered into an agreement whereby GPG agreed to sell 851,683 common shares of the Company's common stock to GEC at an average price of approximately $18.00 per share. Prior to the sale, GPG owned approximately 40% of the Company's common stock. Following the sale, GPG and GEC owned approximately 23% and 16% of the Company's common stock, respectively. Subsequent to the Merger with CIG in November 1996, GPG and GEC owned approximately 19% and 13.1%, respectively. The shares of the Company owned by GEC are recorded as treasury stock in the Company's consolidated balance sheet. GPG sold 64,800 PICO shares in May 1997 pursuant to Securities Exchange Commission Rule 144 on the open market, decreasing its ownership of the Company to approximately 17.6%. On July 23, 1998, GPG sold 672,517 unregistered shares of PICO common stock to several institutional investors, representing substantially all of GPG's holdings in PICO. PICO acquired 412,846 shares from GPG at a cost of $1.6 million, and assumed call option obligations for the delivery of these shares when the options are exercised. These call options expire on December 30, 2003 and are held by PICO's chairman of the board and president and chief executive officer. On December 31, 1998, 57,307 of these options were exercised for a total of $200,000.

    On November 30, 1998, the Company eliminated the 1991 Shareholder Rights Plan, which had been adopted by Citation Insurance Group prior to its acquisition by PICO. The action was taken by unanimous vote of PICO's independent directors, as required by the terms of the Plan, and on the recommendation of management.

    Pursuant to direction by the Board of Directors in the last quarter of 1997, management is in the process of terminating the CIG ESOP. No contributions were made to the plan in 1998, 1997 or 1996.

   Stock Option Plans

    PICO Holdings' 1995 Non-Qualified Stock Option Plan. PICO was authorized to issue 521,030 shares of common stock pursuant to awards granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based awards to full-time employees (including officers) and directors. The options granted to employees vest either (i) at the rate of 25%, 33% or 50% per year on each of the first four, three or two year anniversaries of the date of grant, as applicable, or (ii) at a rate of 33% upon grant and 33% per year on each of the first two anniversaries of the date of grant. A total of 512,005 options have been issued from this plan. No options were granted from the plan in 1998. The Company granted stock options in 1996 and 1995 under this plan in the form of incentive stock options and non-qualified stock options. All issued options from this plan are fully vested.

    PICO Holdings' 1998 Option Plan. PICO is authorized to issue 100,000 shares of common stock pursuant to awards granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based awards. On October 22, 1998, PICO granted 100,000 non-qualified common stock options to an officer of the Company at an exercise price of $15.625 per share. The options granted vest monthly over three years, expiring October 22, 2008.

     PICO Holdings' 1998 GEC/PICO Option Plan. As discussed above, PICO assumed 484,967 options to existing GEC option holders pursuant to the acquisition of the remaining shares of GEC by exchanging PICO options for GEC options. The options granted from this plan placed the participants in an economically equivalent position regarding the number of shares, exercise price, and with vesting according to their original terms.

     A summary of the status of the Company's stock options is presented below for the years ended December 31:

                                                 1998                           1997                         1996
                                    ------------------------------  --------------------------  ---------------------------
                                                         Weighted                     Weighted                     Weighted
                                    # Shares of          Average    # Shares of        Average   # Shares of       Average
                                     Underlying          Exercise    Underlying       Exercise   Underlying        Exercise
                                       Options            Prices      Options          Prices      Options          Prices
                                   --------------     -----------   -----------      ---------- -------------    -----------
Outstanding at beginning of year         514,405          $13.55      551,901          $14.15      516,019          $13.45
Granted                                  100,000           15.63                                    14,028           13.45
Exercised                                                             (21,000)          16.45       (7,014)          13.45
Canceled                                  (2,400)          30.00      (16,496)          33.20      (14,028)          13.45
Options assumed in merger                484,967           18.41                                    42,896           22.45
Outstanding at end of year             1,096,972           15.88      514,405           13.55      551,901           14.15
Exercisable at end of year             1,002,528           15.91      514,405           13.55      499,130           13.45
Weighted-average fair value
     of options granted during
     the year                                             $10.23                                                    $18.10

     The following table summarizes information about stock options outstanding at December 31, 1998:

                           Options Outstanding                                 Options Exercisable
--------------------------------------------------------------------    --------------------------------
                                            Weighted
                                             Average     Weighted
                            Number          Remaining     Average          Number          Weighted
   Range of               Outstanding      Contractual    Exercise       Exercisable        Average
Exercise Prices           at 12/31/98         Life         Price         at 12/31/98     Exercise Price
----------------        -------------      ----------    ---------       -----------     --------------
$13.45 to $14.40            512,005           6.64         $13.55           512,005           $13.55
$15.63 to $18.40            584,967           3.37         $17.93           490,523           $18.38
                          ---------                                       ---------
$13.45 to $18.40          1,096,972           4.89         $15.89         1,002,528           $15.91
                          =========                                       =========

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998, 1997 and 1996, respectively: no dividend yield for all years; risk-free interest rates are different for each grant and range from 5.94% to 6.97%; the expected lives of options are estimated at 7 years; and a volatility of 62% for 1998 grants, and 50% for 1997 and 1996 grants.

     Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would approximate the following pro forma amounts for the years ended December 31:

                                                         1998               1997               1996
                                                     ------------       ------------       ------------
Reported net income (loss)                           $ (7,155,361)      $ 19,491,621       $ 24,320,011
SFAS No. 123 charge                                       (56,836)        (1,462,477)        (1,954,185)
                                                     ------------       ------------       ------------
Pro forma net income (loss)                          $ (7,212,197)      $ 18,029,144       $ 22,365,826
                                                     ============       ============       ============

Pro forma net income (loss) per share - basic        $      (1.20)      $       2.86       $       4.04
                                                     ============       ============       ============

Pro forma net income (loss) per share - diluted      $      (1.20)      $       2.76       $       3.89
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

        All reinsurance assets and liabilities are shown on a gross basis in the accompanying consolidated financial statements. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Such amounts are included in "reinsurance receivables" in the consolidated balance sheets as follows:

                                                                  1998             1997
                                                               -----------      -----------
Estimated reinsurance recoverable on:
Unpaid losses and loss adjustment expense (net of
     discount of $2,739,332 and $3,332,309, respectively)      $52,000,444      $67,654,430
Reinsurance recoverable on paid losses and loss expenses         1,126,785        4,671,146
                                                               -----------      -----------
                                                                53,127,229       72,325,576
Other balances receivable from reinsurers                        2,497,601        2,700,000
                                                               -----------      -----------
     Reinsurance receivables                                   $55,624,830      $75,025,576
                                                               ===========      ===========

        Unsecured reinsurance risk is concentrated in the companies shown in the table below. The Company remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

                          CONCENTRATION OF REINSURANCE
                                  (in millions)

                                             Unearned       Reported    Unreported     Reinsurer
                                             Premiums       Claims        Claims       Balances
                                             --------       ------        ------       --------
Sydney Reinsurance Corporation                            $      6.5    $     10.7    $     17.2
Kemper Reinsurance Company                                $      0.6                  $      0.6
Continental Casualty Company                              $      0.9    $      1.0    $      1.9
Hartford RE Co.                                           $      0.1                  $      0.1
Hartford Fire Insurance Company             $      0.3    $      0.7    $      0.2    $      1.2
TIG Reinsurance Group                                     $      1.7    $      6.1    $      7.8
Transatlantic Reinsurance Company                                       $      8.6    $      8.6
Cologne Reinsurance Company of America                                  $      0.9    $      0.9
Mutual Assurance, Inc.                                    $      5.3    $      1.6    $      6.9
General Reinsurance                                       $      1.8                  $      1.8
National Reinsurance Corporation            $      0.4    $      1.8    $      0.6    $      2.8

    Immediately prior to the sale of Sequoia to Physicians by Sydney Reinsurance Corporation ("SRC") in 1995, Sequoia and SRC entered into a reinsurance treaty whereby all policy and claims liabilities of Sequoia prior to the date of purchase by Physicians are the responsibility of SRC. Payment of SRC's reinsurance obligations under this treaty has been unconditionally and irrevocably guaranteed by QBE Insurance Group Limited should SRC be unable to meet its obligations under the reinsurance agreement.

       The Company entered into a reinsurance treaty in 1995 with Mutual Assurance Inc. ("Mutual") in connection with the sale of Physicians' MPL business to Mutual. This treaty is a 100% quota share treaty covering all claims arising from policies issued or renewed with an effective date after July 15, 1995. At the same time, Physicians terminated two treaties entered into in 1994 and renewed in 1995. The first of these was a claims-made agreement under which Physicians' retention was $200,000, for both occurrence and claims-made insurance policies. Claims are covered up to $1 million. The second treaty reinsured claims above $1 million up to policy limits of $5 million on a true occurrence and claims-made basis, depending on the underlying insurance policy.

       In 1994, the Company entered into a retroactive reinsurance arrangement with respect to its MPL business. As a result, Physicians initially recorded a deferred gain on retroactive reinsurance of $3.4 million in 1994. Deferred gains are being amortized into income over the expected payout of the underlying claims using the interest method. The unamortized gain as of December 31, 1998 and 1997 was $1.8 million and $2.2 million, respectively.

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

       The following is a summary of the net effect of reinsurance activity on the consolidated financial statements for 1998, 1997, and 1996:

                                                        1998               1997               1996
                                                   ------------       ------------       ------------
Direct premiums written                            $ 41,792,175       $ 46,634,157       $ 44,423,399
Reinsurance premiums assumed                             93,277            183,945            274,296
Reinsurance premiums ceded                           (6,598,800)        (7,125,152)        (7,140,634)
                                                   ------------       ------------       ------------
     Net premiums written                          $ 35,286,652       $ 39,692,950       $ 37,557,061
                                                   ============       ============       ============

Direct premiums earned                               42,760,312         60,474,680         58,059,587
Reinsurance premiums assumed                            141,734            220,564            281,019
Reinsurance premiums ceded                           (6,770,631)       (10,818,840)       (19,579,901)
                                                   ------------       ------------       ------------
     Net premiums earned                           $ 36,131,415       $ 49,876,404       $ 38,760,705
                                                   ============       ============       ============
Losses and loss adjustment expenses incurred:
     Direct                                          32,124,801         47,890,333         35,969,535
     Assumed                                            261,504            427,371             69,541
     Ceded                                           (2,501,772)       (17,045,189)       (17,458,446)
                                                   ------------       ------------       ------------
                                                     29,884,533         31,272,515         18,580,630
     Effect of discounting on losses and
         loss adjustment expenses (Note 13)             643,474          3,057,812          4,351,860
                                                   ------------       ------------       ------------
Net losses and loss adjustment expenses            $ 30,528,007       $ 34,330,327       $ 22,932,490
                                                   ============       ============       ============

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

        Physicians and PRO prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Ohio Department of Insurance ("Ohio Department"). Citation and Sequoia prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the California Department of Insurance. Prescribed statutory accounting practices include guidelines contained in various publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Ohio Department's prescribed accounting practices do not allow for discounting of claim liabilities. However, for the years ended December 31, 1998, 1997, and 1996, the Ohio Department permitted Physicians to discount its losses and loss adjustment expenses related to its MPL claims to reflect anticipated investment income. Such permission was granted due primarily to the longer claims settlement period related to MPL business as compared to most other types of property and casualty insurance lines of business. Property and casualty insurance companies are permitted to discount claims liabilities under generally accepted accounting principles to the extent that the discounting of claims liabilities by such entities is prescribed or permitted by statutory accounting principles.

        The method of discounting utilized by Physicians is based on historical payment patterns and assumes an interest rate at or below Physicians' investment yield, and is the same rate used for statutory reporting purposes. Physicians uses a discount rate of 4%. The carrying value of MPL reserves gross as to reinsurance was approximately $85.8 million, net of discounting of $11.3 million at December 31, 1998 and $108.7 million, net of discounting of $12.5 million at December 31, 1997.

        Activity in the reserve for unpaid claims and claim adjustment expenses was as follows for each of the years ended December 31:

                                                        1998                1997                1996
                                                   -------------       -------------       -------------
Balance at January 1                               $ 196,095,518       $ 252,023,546       $ 229,796,606
     Less reinsurance recoverables                   (67,654,430)        (89,493,139)        (92,474,112)
                                                   -------------       -------------       -------------
          Net balance at January 1                   128,441,088         162,530,407         137,322,494
                                                   -------------       -------------       -------------
Incurred loss and loss adjustment expenses
     for current accident year claims                 23,242,512          33,440,000          20,806,194
Incurred loss and loss adjustment expenses
     for prior accident year claims                    7,009,420            (980,469)         (2,609,907)
Retroactive reinsurance                                 (367,399)         (1,187,016)
Provision for deferral of gain on retroactive
     reinsurance                                                                                (145,135)
Accretion of discount                                    643,474           3,057,812           4,881,338
                                                   -------------       -------------       -------------
     Total incurred                                   30,528,007          34,330,327          22,932,490
                                                   -------------       -------------       -------------
Net balances acquired in merger                                                               41,293,239
                                                   -------------       -------------       -------------
Effect of retroactive reinsurance                        367,399           1,187,018             145,135
                                                   -------------       -------------       -------------
Payments for claims occurring during:
     Current accident year                           (11,468,646)        (13,886,002)         (6,964,436)
     Prior accident years                            (44,847,596)        (55,720,662)        (32,198,515)
                                                   -------------       -------------       -------------
          Total paid                                 (56,316,242)        (69,606,664)        (39,162,951)
                                                   -------------       -------------       -------------
Net balance at December 31                           103,020,252         128,441,088         162,530,407
Plus reinsurance recoverables                         52,000,444          67,654,430          89,493,139
                                                   -------------       -------------       -------------
Balance at December 31                             $ 155,020,696       $ 196,095,518       $ 252,023,546
                                                   =============       =============       =============

14. EMPLOYEE BENEFIT PLAN:

        PICO maintains a 401(k) Defined Contribution Plan covering substantially all employees of the Company. Matching contributions are based on a percentage of employee compensation. In addition, the Company may make a discretionary contribution at the end of the Plan's fiscal year within limits established by the Employee Retirement Income Securities Act. During 1998, 1997, and 1996, expenses for contributions by the Company were $618,000, $365,000, and $334,000, respectively. APL, a former subsidiary of the Company, holds the Plan assets. Another subsidiary is responsible for the management of the assets.

15. REGULATORY MATTERS:

        The regulations of the Departments of Insurance in the states where the Company's insurance subsidiaries are domiciled generally restrict the ability of insurance companies to pay dividends or make other distributions. Based upon statutory financial statements filed with the insurance departments as of December 31, 1998, $3.2 million was available for distribution by the Company's wholly-owned insurance subsidiaries to the parent company without the prior approval of the Department of Insurance in the states in which the Company's insurance subsidiaries are domiciled, through December 31, 1999. On July 31, 1998, APL paid an $8 million dividend to Physicians Investment Company. On December 17, 1997, a subsidiary of Physicians, The Professional Insurance Company ("PRO"), paid Physicians a cash dividend of approximately $5.5 million. A dividend payment of $13.2 million was made on December 30, 1997 from Physicians to PICO Holdings, Inc. in the form of GEC common stock.

16. COMMITMENTS AND CONTINGENCIES:

        The Company leases some of its offices under non-cancelable operating leases that expire at various dates through October 2008. Total rent expense was $1.5 million, $1.5 million and $1.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum rental payments required under the leases for the years ending December 31, are as follows:

1999              $ 3,421,897
2000                3,079,735
2001                2,921,695
2002                2,781,787
2003                2,413,243
Thereafter         11,084,790
                  -----------
Total             $25,703,147
                  ===========

        In November 1998, Vidler entered into an operating lease to acquire 185,000 acre-feet of underground water storage privileges and associated rights to recharge and recover water located near the California Aqueduct northwest of Bakersfield. The agreement requires Vidler to pay for these privileges and rights a minimum of $2.3 million per year for 10 years beginning October 1998. The agreement calls for the lease payments to be adjusted annually by the engineering price index. The $2.3 million minimum annual lease payment is included in the above summary of future minimum rental payments. On October 7, 1998, PICO signed an agreement guaranteeing payment of Vidler's obligations under the agreement. The maximum obligation under this guarantee is $3.2 million, adjusted annually by the engineering price index. The guarantee expires October 7, 2008.

        On January 10, 1997, GEC commenced an action in British Columbia against MKG Enterprises Corp. ("MKG"), Vignoble Wines Agency Inc. ("Vignoble") to enforce repayment of a $5 million loan made by GEC to MKG. On the same day, the Supreme Court of British Columbia granted an order preventing MKG from disposing of certain assets pending resolution of the action. GEC subsequently brought a motion to have a receiver-manager appointed for MKG and Vignoble, which motion has been adjourned. In addition, in March 1999 GEC filed an action in the Supreme Court of British Columbia against a third party. This action states the third party had fraudulently entered into loan agreements with MKG. Accordingly, under this action GEC is claiming damages from the third party and restraining the third party from further action.

        In connection with the sale of their interests in NLRC by the former members, a limited partnership agreed to act as consultant to NLRC in connection with the maximization of the development, sales, leasing, royalties or other disposition of land, water, mineral and oil and gas rights with respect to the Nevada property. In exchange for these services, the partnership was to receive from NLRC a consulting fee calculated as 50% of any net proceeds that NLRC actually receives from the sale, leasing or other disposition of all or any portion of the Nevada property or refinancing of the Nevada property provided that NLRC has received such net proceeds in a threshold amount equal to the aggregate of: (i) the capital investment by GEC and the Company in the Nevada property (ii) a 20% cumulative return on such capital investment, and (iii) a sum sufficient to pay the United States federal income tax liability, if any, of NLRC in connection with such capital investment. Either party could terminate this consulting agreement in April 2002 if the partnership had not received or become entitled to receive by that time any amount of the consulting fee. No payments have been made under this agreement through December 31, 1998. By letter dated March 13, 1998, NLRC gave notice of termination of the consulting agreement based on NLRC's determination of default by the partnership under the terms of the agreement. In November 1998, the partnership sued NLRC for wrongful termination of the consulting contract. On March 12, 1999, NLRC filed a cross-complaint against the partnership for breach of written contract, breach of fiduciary duty and seeking declaratory relief.

        The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

17. OTHER RELATED-PARTY TRANSACTIONS:

        Effective September, 1995, the Company entered into consulting contracts with two Directors for a three-year period at a combined fee of $300,000 annually for their services as officers of the Company related to analysis of the Company's operations, investment banking activities, and analysis and recommendation on the Company's investment portfolio. During 1996, each of the Directors received $300,000 in fees and $450,000 in bonuses. The same two directors also entered into consulting contracts with a subsidiary of GEC for similar services. The compensation paid to each of those Directors under that arrangement was $300,000 in 1996. These contracts were superseded by the January 1997 contracts described below.

        In January 1997, the consulting arrangements described above were terminated and replaced with a revised consulting contract that increased the annual base consulting fees for the two directors to $800,000 each beginning January 1, 1997. On December 31, 1997, these two directors became employees of the Company; the terms of employment were similar to the consultant arrangements described above. The employment agreements entered into by the two directors superceded the prior consulting agreements. Each is entitled to an incentive award based on the growth of the Company's book value per share in excess of a threshold that is calculated as 80% of the previous five year average return for the S&P 500. No award was paid during 1998, 1997 or 1996 under this program.

        Summit is a Registered Investment Advisor providing investment advisory services to managed accounts including the Company's subsidiaries. On January 1, 1995, Summit's President and CEO was granted an option expiring December 31, 2004 to purchase 49% of Summit's common shares for a nominal amount, which represented the fair value on the grant date. No options have been exercised under this agreement. Two of the Company's directors, now officers of the Company, were instrumental in establishing the operations of Summit and are entitled to receive 50% of the first $1 million of profits attributed to PICO's ownership of Summit's common stock. No compensation was paid under this arrangement during 1998, 1997, or 1996.

        On March 6, 1996, Charles E. Bancroft, the President and Chief Executive Officer of Sequoia entered into an incentive agreement with Sequoia after its acquisition by Physicians. Under the terms of this incentive agreement, Mr. Bancroft is to receive a payment equal to ten percent of the increase in Sequoia's value upon his retirement, removal from office for reasons other than cause, or the sale of Sequoia to a third party. For purposes of the incentive agreement, the increase in Sequoia's value is to be measured from August 1, 1995; the date Physicians acquired Sequoia. Mr. Bancroft was not eligible to receive any incentive payment, until he was continuously employed by Sequoia from August 1, 1995 through August 1, 1998. On March 20, 1998 this incentive agreement was clarified to include the combined increase in value of Sequoia and Citation. The increase in value of Citation will be measured from January 1, 1998. The Company recorded compensation expense of $110,000 and $250,000 during the years ended December 31, 1998 and 1997, respectively, related to this arrangement.

        Certain of the Company's subsidiaries have stock option arrangements with officers and other employees for stock of the respective subsidiary. Options are granted under these arrangements at the estimated fair value of the subsidiary's stock at the time of grant. Therefore, no compensation has been recorded by the Company related to these arrangements. During 1998, 18,950 options to acquire approximately 1.9% of Vidler were exercised for $108,000.

        In 1998, the Company entered into an agreement with its president and chief executive officer to defer a portion of his regular compensation in a Rabbi Trust account held in the name of the Company. The deferrals are included within the Company's consolidated balance sheet. Salary deferrals to the trust amounted to $316,000 for 1998.

        The Company acquired 412,846 shares of its common stock at a cost of $1.6 million, and assumed call option obligations for the delivery of these shares when the options are exercised. These call options expire on December 30, 2003 and are held by PICO's chairman of the board and president and chief executive officer. On December 31, 1998, 57,307 of these options were exercised for a total of $200,000

18. STATUTORY INFORMATION:

        The Company and its insurance subsidiaries are subject to regulation by the insurance departments of the states of domicile and other states in which the companies are licensed to operate and file financial statements using statutory accounting practices prescribed or permitted by the respective Departments of Insurance. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Physicians has received written approval from the Ohio Department to discount its MPL unpaid loss and loss adjustment expense reserves, including related reinsurance recoverable using a 4% discount rate. Statutory practices vary in certain respects from generally accepted accounting principles. The principal variances are as follows:

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

        The Company and its wholly-owned insurance subsidiaries' net income
     (loss) for the years ended December 31, 1998, 1997 and 1996 and policyholders' surplus as of December 31, 1998, 1997, and 1996 on the statutory accounting basis are as follows:

                                                   1998               1997               1996
                                              -----------        ------------       ------------
Physicians Insurance Company of Ohio:          (Unaudited)
     Statutory net income                     $  2,556,946       $ 28,967,115       $ 21,807,610
     Policyholders' surplus                     31,515,421         54,790,265         69,464,034
The Professionals Insurance Company:
     Statutory net income                     $    105,286       $  1,167,208       $  1,330,733
     Policyholders' surplus                      3,516,143          3,922,382          7,684,701
American Physicians Life Insurance:(***)
     Statutory net income                                        $    220,968       $  2,709,570
     Policyholders' surplus                                        12,776,934         11,809,784
Sequoia Insurance Company:(*)
     Statutory net income (loss)              $  4,284,251       $  1,161,670       $   (982,953)
     Policyholders' surplus                     23,568,505         21,069,190         14,445,550
Citation Insurance Company:(**)
     Statutory net loss                       $ (4,395,534)      $ (1,380,920)      $ (3,069,661)
     Policyholders' surplus                     21,811,840         29,112,651         25,596,903

-----------
*   Purchased August 1, 1995
**  Purchased November 20, 1996
*** Sold December 4, 1998

        Certain insurance subsidiaries are owned by other insurance subsidiaries. In the table above, investments in such subsidiary- owned insurance companies are reflected in statutory surplus of both the parent and subsidiary-owned insurance company. As a result, at December 31, 1998, 1997, and 1996, statutory surplus of approximately $27,084,648, $37,768,506 and $38,423,146, respectively, is reflected in both the parent and subsidiary-owned insurance companies.

19. SEGMENT REPORTING:

        The Company is a diversified holding company engaged in five major operating segments: Investment Operations; Surface, Water and Mineral Rights Operations; Property and Casualty Insurance Operations; Medical Professional Liability ("MPL") Insurance Operations and Other Operations.

        Segment performance is measured by revenues and segment profit before tax in addition to changes in shareholders' equity. This information provides the basis for calculation of return on shareholders' equity, which is the main performance measurement used in analyzing segment performance. In addition, assets identifiable with segments are disclosed as well as capital expenditures, and depreciation and amortization. The Company has operations and investments both in the U.S. and abroad. Information by geographic region is also similarly disclosed.

    Investment Operations

    PICO holds a number of strategic and portfolio investments in both publicly and privately held corporations. These investments may be passive or they may represent positions where PICO is able to exert significant influence over the operating, financing and management strategies and decisions of the corporation. PICO invests in businesses that it believes to be undervalued or may benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with existing PICO operations. The Company makes investments for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This may involve restructuring of the financing or management of the entities in which the Company invests and initiating or facilitating mergers and acquisitions. The investments tend to be long term in nature however if returns are not as anticipated, there is an attractive exit, or a more productive use of capital is identified, the Company divest its position. Revenues are derived from interest, dividends and realized gains or losses upon sale of investments. In addition, the change in unrealized gains and losses for available for sale securities is used as a performance measurement. The Company invests in a number of industry segments and geographic regions and does not limit itself in either of these categories but rather uses criteria based on fundamental value principles in selecting investment targets. Investments directly related to the insurance operations are included within those segments.

    Surface, Water and Mineral Rights Operations

        PICO is engaged in surface, water and mineral rights operations through its subsidiaries, Vidler and NLRC. Vidler is a comprehensive provider of water services and, through the acquisition of water assets, water rights and upgrading priority and functionality of these rights generates revenues by marketing water to end-users. In addition, Vidler is developing water recharge (storage) facilities for future operation that will be directed to municipalities and water districts in the southwestern United States. Surplus supplies of water will be stored in the facility and storage fees will generate revenues, and when water is sold and delivered to the end-user.

        NLRC owns a large inventory of surface, water and mineral rights. Revenue is generated from surface rights by land sales, land development, land exchanges and leasing for grazing, agricultural and other uses. Revenue is generated from the exploration and development of water rights and mineral rights in the form of outright sales and royalty streams.

    Property and Casualty Insurance

        PICO owns two property and casualty insurance companies, Citation and Sequoia. These companies are licensed to write commercial property and casualty insurance and, to a lesser extent personal lines of insurance. Workers Compensation insurance was written until 1997, when the business was sold to a third party. Revenues are derived from premiums earned on policies written as well as investment income on assets and investments held by the insurance operations.

MPL Operations

  PICO's subsidiaries, Physicians and PRO ceased writing policies in 1995; however continue to administer and adjust remaining claims. Management continues to handle the runoff of the remaining claims reserves internally. The operation has retained the investments necessary to fund the payment of claims and LAE reserves as opposed to selling or fully reinsuring these reserves and giving up the corresponding funds. Revenues are derived from the investments retained.

  The following is the segment results for December 31, 1998, 1997 and 1996 (in thousands):

                                                     Surface, Water     Property
                                     Investment        and Mineral        and
                                    Operations (A)       Rights         Casualty         MPL           Other (B)     Consolidated
                                    ---------------------------------------------------------------------------      ------------
1998:
Revenues (charges)                     $  (1,048)      $   3,412       $  42,927      $   2,420       $     509       $  48,220
Income (loss) before income taxes         (7,167)         (1,818)          2,825         (4,442)           (398)        (11,000)
Identifiable assets                       76,023         118,288         138,408         62,774             421         395,914
Depreciation and amortization                693             185             496             81              37           1,492
Capital expenditures                         117           4,783             648             86               7           5,641

1997:
Revenues                               $  24,069       $   3,105       $  56,433      $   3,896       $     682       $  88,185
Income (loss) before income taxes         17,748              12           5,556            765            (578)         23,503
Identifiable assets                      116,477          74,737         158,760         78,756           1,563         430,293
Depreciation and amortization                325              34             761             53               8           1,181
Capital expenditures                         271              28             634             44               8             985

1996:
Revenues                               $  26,994                       $  35,280      $  12,244       $   2,218       $  76,736
Income (loss) before income taxes         23,310                           3,307          8,469          (1,109)         33,977
Identifiable assets                       56,264                         204,124        151,341          78,696         490,425
Depreciation and amortization                746                             959                            427           2,132
Capital expenditures                          55                              51                                            106

              Segment information by geographic region follows (in thousands):

                                         United
                                         States          Canada         Europe           Asia         Consolidated
                                      -----------------------------------------------------------     ------------
1998:
-----
Revenues (charges)                     $  49,119       $  (2,233)      $   3,364       $  (2,030)      $  48,220
Income (loss) before income taxes        (12,106)            560           2,588          (2,042)        (11,000)
Identifiable assets                      362,196           7,811          21,653           4,254         395,914
Depreciation and amortization              1,233             259                                           1,492
Capital expenditures                       5,641                                                           5,641

1997:
-----
Revenues                               $  92,168       $   3,861       $     175       $  (8,019)      $  88,185
Income (loss) before income taxes         34,135          (2,700)             87          (8,019)         23,503
Identifiable assets                      364,709          37,411          21,080           7,093         430,293
Depreciation and amortization                852             329                                           1,181
Capital expenditures                         985                                                             985

1996:
-----
Revenues                               $  76,578                       $     158                       $  76,736
Income (loss) before income taxes         34,008       $   1,013          (1,044)                         33,977
Identifiable assets                      462,377          28,048                                         490,425
Depreciation and amortization              2,132                                                           2,132
Capital expenditures                         106                                                             106


(A) Investment Operations identifiable assets include certain investments held by one of the Company's regulated insurance subsidiaries, which is no longer writing new business. Management believes that this component of the insurance subsidiary's assets is in excess of the amount of the subsidiary's assets that will be required to settle its claims liabilities. The amount of the insurance subsidiary's assets included in the Investment Operations segment at December 31, 1998 was insignificant compared to $6 million and $56 million as of December 31, 1997, and 1996, respectively. Investment revenues (charges) thereon was approximately $(1.6) million, $2 million and $27 million, for the years ended December 31, 1998, 1997, and 1996, respectively.

(B) The life and health insurance segment was discontinued in 1997. Included in "Other" are amounts of identifiable assets of approximately $68,000 for 1996 relating to the discontinued life and health insurance segment. Income statement amounts for 1998, 1997 and 1996 are classified as discontinued operations.

20. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that fair value:

    - CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS: The carrying amounts for cash, cash equivalents, short-term investments, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

    - INVESTMENTS: Fair values are estimated based on quoted market prices, or dealer quotes for comparable securities. Fair value of warrants to purchase common stock of publicly traded companies is estimated based on values determined by the use of accepted valuation models at the time of acquisition. Equity securities that do not have a readily determinable fair value are accounted for using the cost method and fair values are estimated based on the value of the underlying common stock. The Company regularly evaluates the carrying value of securities to determine whether there has been any diminution in value that is other than temporary and adjusts the value accordingly.

    - DEPOSITS WITH REINSURERS AND REINSURANCE RECOVERABLES: The carrying amounts of deposits with reinsurers and reinsurance recoverable with fixed amounts due are reasonable estimates of fair value.

    - INVESTMENT IN AFFILIATE: Investments in affiliated companies which the Company owns between 20% and 50%, and are carried as a long term operating investment are carried at equity value. The balance of the investment is regularly evaluated to determine whether there has been any impairment.

                                              December 31, 1998                 December 31, 1997
                                        -----------------------------       ------------------------------
                                         Carrying          Estimated         Carrying         Estimated
                                          Amount           Fair Value         Amount          Fair Value
                                        ------------      ------------      ------------      ------------
Financial assets:
     Cash and cash equivalents and
          short-term investments        $ 92,752,898      $ 92,752,898      $ 85,193,009      $ 85,193,009
     Investment securities                94,004,978       100,334,796       128,334,242       128,334,242
     Deposits with reinsurers and
          reinsurance recoverables         3,624,285         3,624,285         7,371,146         7,371,146

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

        Summarized unaudited financial data for 1998 and 1997 are shown below. In management's opinion, the interim financial data contains all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of results for such interim periods. Prior period amounts have been adjusted to conform to the current period presentation, including reclassification for discontinued operations, and adjustment to shares and net income (loss) per share values due to the acquisition of the minority interest of GEC, and the 1-for-5 reverse stock split.

        The Company computes income (loss) per common share for each quarter independently of income (loss) per share for the year. The sum of the quarterly income (loss) per share may not equal the income (loss) per share for the year because of: (i) transactions affecting the weighted average number of shares outstanding in each quarter; and (ii) the uneven distribution of income during the year.

        Fluctuations by quarter in revenues and net income (loss) are primarily due to realized gains or losses on investments.

                                                 First              Second           Third              Fourth
                                                Quarter             Quarter          Quarter            Quarter
                                              ------------       -----------       ------------      ------------
1998:
-----
Revenues                                      $ 13,734,067       $ 13,654,231      $ 12,179,799      $  8,652,179
Net Income (loss)                             $   (927,480)      $  1,082,355      $    729,261      $ (8,039,497)
Basic:
    Income (loss) per common share            $      (0.15)      $       0.18      $       0.13      $      (1.30)
    Number of shares used in calculation         6,019,817          6,019,817         5,711,304         6,178,675
Diluted:
    Income (loss) per common share            $      (0.15)      $       0.17      $       0.12      $      (1.30)
    Number of shares used in calculation         6,019,817          6,254,573         6,158,606         6,178,675
1997:
-----
Revenues                                      $ 21,050,205       $ 17,180,640      $ 43,808,203      $  6,146,294
Net Income (loss)                             $  1,991,660       $  1,823,916      $ 17,860,455      $ (2,184,410)
Basic:
    Income (loss) per common share            $       0.31       $       0.28      $       2.97      $      (0.36)
    Number of shares used in calculation         6,434,860          6,445,790         6,018,466         6,019,817
Diluted:
    Income (loss) per common share            $       0.30       $       0.27      $       2.84      $      (0.36)
    Number of shares used in calculation         6,609,817          6,639,827         6,278,038         6,019,817

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

            Director Name                           Business Experience                                 Age   Since
            -------------                           -------------------                                 ---   -----

      Directors with terms ending in 1999:
      John R. Hart             President of Quaker Holdings Limited, an investment company, since        39    1996
                               1991; Principal with Detwiler, Ryan &  Company, Inc., an investment bank, from 1982 to 1991; Director of Physicians since 1993; President and CEO of Physicians since 1995; President and CEO and Director of
                               Global Equity Corporation since 1995; Director of PC Quote, Inc;
                               President and CEO and Director of the Company since 1996.
      Ronald Langley           Director and officer of Pacific Southwest Corporation, a strategic        54    1996
                               investment company, from 1989 to 1992; Director of Physicians since
                               1993; Chairman of Physicians since 1995: Chairman and Director of
                               Global Equity Corporation since 1995; Chairman of Summit Global
                               Management, Inc. since 1994; Director of PC Quote, Inc; Chairman and
                               Director of the Company since 1996.
      John D. Weil             President, Clayton Management Company, a strategic investment             58    1996
                               company; Director of Todd Shipyards Corporation, Oglebay Norton
                               Company, Southern Investors Service Company, Inc., Allied Health
                               Products, Inc., and Baldwin & Lyons, Inc.

      Directors with terms ending in 2000:
      S. Walter Foulkrod, III, Attorney; owner of S. Walter Foulkrod, III & Associates, Attorneys at     57    1996
      Esq.                     Law, Harrisburg, PA, since 1994; President and Chairman of Foulkrod,
                               Reynolds & Havas, PC, from 1984 to 1994; Director of Physicians since
                               1988.
      Richard D. Ruppert, MD   Physician; President of Medical College of Ohio from 1978 to 1993;        68    1996
                               President of American Society of Internal Medicine from 1992 to 1993;
                               Director of Physicians since 1988.

      Directors with terms ending in 2001:
      Robert R. Broadbent      Retail consultant since 1989; Chairman of Higbee Company from 1984        77    1996
                               to 1989; President, CEO, Director and Vice Chairman of the Higbee
                               Company from 1979 to 1984; President and Chief Executive Officer of
                               Liberty House - Mainland from 1976 to 1978; Chairman and CEO of
                               Gimbel's from 1973 to 1976; Director of Physicians from 1993 to 1995.
      Carlos C. Campbell       President of C.C. Campbell & Company, Reston, Virginia, since 1985;       61    1998
                               Director of Resource America, Inc., Fidelity Mortgage Funding, Inc., and
                               Passport Health.
      David A. Williams        CEO of Beutel Goodman & Co. Ltd. From 1991 to 1995; President,            56    1998
                               Roxborough Holdings Limited, Toronto, Ontario since 1995; Director of
                               Global Equity Corporations, Enhanced Marketing Services, Equisure
                               Financial Network, FRI Corporation, Krystal Bond Corporation, Octagon
                               Industries Ltd., Phoenix Duff and Phelps Corp., Pinetree Capital
                               Corporation, Micropulse Inc., Radiant Energy Corporation, and Signature
                               Brands Ltd.

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

Based on a review of the copies of these reports received by the Company and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that all filing requirements have been complied with on a timely basis for the fiscal year ended December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for fiscal year 1998 of the (i) Chief Executive Officer of the Company (ii) the executive officers of the Company as of December 31, 1998 (Messrs. Langley, Hart, Sharpe, Burchfield, and Mosier are sometimes hereinafter referred to as "Named Officers"). Amounts under the caption "Bonus" are amounts earned for performance during the year including amounts paid after the end of the year.

                                   SUMMARY COMPENSATION TABLE

                                                                      Long-Term
                                                                     Compensation
                                                Annual Compensation      Awards
                                                -------------------      ------
                                                                      Securities
                                                                      Underlying
NAME AND  PRINCIPAL                                                     Options     All Other
POSITION                       Year      Salary            Bonus       (Shares)    Compensation
                               ----      ------            -----       --------    ------------
Chief Executive Officer:
------------------------
John R. Hart(1) (2)            1998      $800,000            -0-          -0-        $ 22,000(7)
  President and Chief          1997      $800,000(3)         -0-          -0-           -0-
  Executive Officer            1996      $300,000         $450,000      175,347(4)      -0-

Executive Officers(2):
----------------------
Ronald Langley(5)              1998      $800,000            -0-          -0-        $ 22,000(7)
  Chairman of the              1997      $800,000(3)         -0-          -0-           -0-
  Board of Directors           1996      $300,000         $450,000      175,347(4)      -0-

Richard H. Sharpe(6)           1998      $199,029            -0-          -0-        $ 22,000(7)
  Chief Operating Officer      1997      $165,317         $ 18,340        -0-        $ 18,734(7)
                               1996      $139,376         $ 28,000       60,119(4)   $ 14,362(7)

Gary W. Burchfield(8)          1998      $164,640            -0-          -0-        $ 20,930(7)
  Chief Financial Officer      1997      $135,000         $ 13,500        -0-        $ 15,618(7)
  And Treasurer                1996      $102,170         $ 35,000       42,083(4)   $ 10,506(7)

James F. Mosier(9)             1998      $126,910            -0-          -0-        $ 18,512(7)
  General Counsel              1997      $113,017         $ 12,570        -0-        $ 12,796(7)
  and Secretary                1996      $ 82,835         $ 27,000       42,083(4)   $  8,497(7)

-------------

(1) Mr. Hart became President and CEO of the Company on November 20, 1996. Prior to that time he was President and CEO of Physicians since July 15, 1995.

(2) Includes compensation received from Physicians prior to the Merger, as well as compensation received from the Company.

(3) Mr. Langley and Mr. Hart were each compensated $533,328 by the Company for consulting services in 1997 in the areas of investment banking, investment portfolio analysis, and analysis of operations. In addition, Mr. Langley and Mr. Hart entered into consulting agreements with a subsidiary of Global Equity Corporation for annual compensation of $266,672 each for consulting services in the areas of investment banking, investment portfolio analysis, and analysis of operations. On December 31, 1997, Mr. Langley and Mr. Hart each signed employment agreements with the Company on terms substantially similar to the consulting agreements.

(4) Options issued by Physicians prior to the November 1996 Merger under the Physicians Insurance Company of Ohio 1995 Non- Qualified Stock Option Plan and assumed by the Company upon the Merger. All options are fully vested.

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

(9) Mr. Mosier became General Counsel and Secretary of Physicians in 1984. He became General Counsel and Secretary of the Company on November 20, 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR

Options to purchase 100,000 shares of the Company's Common Stock were granted during the year ended December 31, 1998 to A. Judson Hill, Executive Vice President, as shown in Item 11, Summary Compensation Table.

                 OPTION EXERCISES AND FISCAL 1998 YEAR-END VALUE

The following table provides information concerning options held as of December 31, 1998 by the persons named in the Summary Compensation Table. No options were exercised in 1998 by such individuals.

 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                       Number of Securities Underlying    Value of Unexercised
                                Unexercised              In-the-Money-Options
                            Options at 12/31/98             At 12/31/98 (1)
                        -------------------------  ---------------------------
      Name              Exercisable Unexercisable  Exercisable  Unexercisable
      ----              ----------- -------------  -----------  -------------

Ronald Langley(2)         406,747        -0-           -0-          -0-

John R. Hart(2)           406,747        -0-           -0-          -0-

Richard H. Sharpe          60,119        -0-           -0-          -0-

Gary W. Burchfield         42,083        -0-           -0-          -0-

James F. Mosier            42,083        -0-           -0-          -0-

(1) Based on the closing price of the Company's Common Stock on December 31, 1998 on the Nasdaq National Market of $13.25 per share.

(2) In addition to these options shown above, Mr.Langley and Mr. Hart have a right to purchase shares of the Company under Call Option Agreements assumed by the Company in August 1998; see Item 12, footnote 4.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Weil and Foulkrod, and Dr. Ruppert, serve as members of the Compensation Committee. Mr. Langley and Mr. Hart have been directors and executive officers of GEC since September 5, 1995.

                      REPORT OF THE COMPENSATION COMMITTEE

This report of the Compensation Committee (the "Compensation Committee"), and the Stock Price Performance Graph set forth below, shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended (the "Securities Act") or under the Securities Exchange Act of 1934, as amended (the "Exchange Act") except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

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

EXECUTIVE COMPENSATION PHILOSOPHY

The Board of Directors of Physicians retained an independent compensation expert, William M. Mercer, Incorporated ("Mercer"). In 1996, Mercer conducted an analysis of marketplace executive compensation levels. The scope of Mercer's study covered the Company's Chairman and President and Chief Executive Officer. The objectives of Mercer's study were as follows:

* Analyze the scope, responsibilities and skill requirements of the jobs performed by Messrs. Langley and Hart and compare and contrast to comparable benchmark executive positions found in the marketplace.

* Develop an appropriate methodology for selecting comparable benchmark jobs, industry categories and a peer group of companies comparable to the Company in terms of business focus, industry classification and size; and competing for senior executives with the skills, expertise and talent demonstrated by the Company's top two executives.

* For the appropriate benchmark jobs, industry category and peer company group, collect information on marketplace compensation levels and practices from compensation surveys and peer company proxy statements. The companies included in the peer company group are not necessarily those included in the Nasdaq Insurance Stock Index. Determine the most relevant marketplace compensation levels and to compare actual Company compensation levels.

* Develop alternate approaches for structuring the total compensation package for the Company's top two executives, in terms of compensation elements to be used, the mix of total pay and how short and long term incentive compensation might be structured to accurately reflect performance.

Mercer's study recommended to the Compensation Committee a compensation strategy with the following objectives:

*  To provide a total compensation package that:

     - is competitive with market rates for executives with similar skill, talent and job requirements.

     - is closely linked to the Company's strategy and the role of covered executives in building shareholder value through growing the book value and, ultimately, the market value of the Company.

*  To retain critical executive talent by:

     - providing a reasonable and competitive level of current income (cash flow).

     - providing for loss of future incentive opportunity if an executive terminates employment before unrealized investment gains are realized.

*  To link executive rewards to shareholder interests by:

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

EXECUTIVE COMPENSATION PROGRAM

The features of the executive compensation program as recommended by Mercer and approved by the Compensation Committee are:

BASE COMPENSATION. A fixed rate, to be reviewed annually. Future adjustments will take into account movement in executive compensation levels, changes in job responsibilities, and the size of the Company.

INCENTIVE AWARDS. Based on growth of book value per share in a fiscal year. Awards are earned when a pre-determined threshold is surpassed. If book value per share of the Company exceeds this threshold, the incentive award is equal to 5% of the increase in book value per share multiplied by the number of shares outstanding at the beginning of the fiscal year. The threshold for 1998 is 19%.

In addition, the Board of Directors of Physicians granted options under the Physicians Insurance Company of Ohio 1995 Non-Qualified Stock Option Plan. The options granted under said option plan were designed to reinforce the relationship between the Company's future performance and the executive's potential future financial rewards. These options were assumed by PICO Holdings, Inc. on November 20, 1996. In line with this philosophy of providing incentives to Executive Officers, the Company agreed to convert the GEC options of said officers on an economically equivalent basis, to options to purchase shares of the Company effective with the close of the PICO/GEC Combination.

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

DISCUSSION OF 1998 COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

No bonus was paid with respect to the Company's performance in 1998. In 1997, the Compensation Committee recommended to the Board of Directors, and the Board of Directors accepted the recommendation, that it was appropriate for the CEO and the Chairman to be compensated as employees, rather than as consultants. Accordingly, effective December 31, 1997, the CEO and Chairman entered into employment agreements with the Company. The terms of these employment agreements are substantially similar to the terms of the consulting agreements.

August 3, 1998                              Compensation Committee

                                          John D. Weil, Chairman
                                          S. Walter Foulkrod, III, Esq.
                                          Richard D. Ruppert, MD

    As stated above, the Compensation Committee believes the interest of Company shareholders is best served by aligning the CEO's short-term compensation, over and above competitive fixed annual rate of pay, with an increase in the Company's book value per share which will ultimately be reflected in higher market values per share. Specifically, a threshold was set at 80% of the S&P 500's annualized total return for the five previous calendar years. For 1998, this threshold was approximately 19%. Since the increase in the Company's book values per share in 1998 was approximately 4.5%, and did not exceed the threshold, no bonus, i.e. short-term incentive, was payable for 1998.

    The Compensation Committee awarded long term incentives in 1995 in the form of 175,247 non-qualified stock options at the then current market value. In addition, the Committee recommended that the CEO's options with GEC, initially granted in 1995, be converted on an economically equivalent basis to purchase shares of the Company upon consummation of the GEC/PICO transaction, December 16, 1998. Finally the Committee recommended and the Board agreed that the Company assume in August 1998 GPG's obligations to the CEO and Chairman under November 1993 Call Option Agreements.

    The Committee believes that the compensation provided by this combination of fixed annual compensation, and short-term and long term incentives provides a mechanism to fairly compensate the CEO while providing the CEO with a strong incentive to maximize shareholder value.

                                STOCK PRICE PERFORMANCE GRAPH

The graph below compares cumulative total return of the Company, the Nasdaq Insurance Stocks Index, and the Nasdaq Stock Market (U.S. Companies) for the period January 1, 1994 through December 31, 1998.

                     Compare 5-Year Cumulative Total Return
 Among PICO Holdings, Inc., NASDAQ Market Index and NASDAQ Insurance Stock Index

                                                12/31/93      12/31/94      12/31/95      12/31/96      12/31/97      12/31/98
                          PICO Holding           100.00         28.95         36.84         43.42         67.76         27.89
NASDAQ Market Index (Excluding ADR's)            100.00         97.56        137.12        168.90        206.73        289.90
          NASDAQ Insurance Stock Index           100.00        100.57        140.41        159.18        195.00        195.18


                      Assumes $100 invested on Jan. 1, 1994
                        Fiscal Year Ending Dec. 31, 1998

The graph assumes $100 was invested on January 1, 1994 in the Company's Common Stock, the Nasdaq Stock Market (U.S. Companies) Index, and the Nasdaq Insurance Stocks Index, and that all dividends were reinvested. The performance of PICO Holdings, Inc. stock on this graph represents the historical performance of shares of Citation Insurance Group, which was renamed PICO Holdings, Inc. on November 20, 1996. It does not represent the historical stock performance of Physicians Insurance Company of Ohio.

EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Mr. Langley and Mr. Hart each entered into employment agreements effective December 31, 1997 with the Company. Total compensation to Mr. Langley and Mr. Hart under these employment agreements is $800,000 each on an annual basis. These employment agreements include a change in control clause providing that if there is a change of control before December 31, 1999, the Company shall immediately pay each employee a total lump sum of $2.4 million and an amount equal to three times the highest annual bonus paid to the employee in the last three years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 26, 1999, with respect to the beneficial ownership of the Company's Common Stock entitled to vote by each person known by the Company to be the beneficial owner of more that 5% of Common Stock, and by each director, each Named Officer (as defined below) and all executive officers, former chief executive officers, and directors as a group. Except as otherwise indicated, each person has sole investment and voting power, subject to community property laws. As of March 26, 1999, there were 13,328,770 shares of the Company issued and outstanding. Of these shares, 4,380,780 are held by the Company and its subsidiaries, and may therefore not be voted under California law. The following table excludes shares of the Company held by the Company and its subsidiaries since those shares are not entitled to vote.

                                                  NUMBER OF SHARES AND NATURE         PERCENTAGE OWNERSHIP OF
   NAME AND ADDRESS OF BENEFICIAL OWNER           OF BENEFICIAL OWNERSHIP (1)              VOTING SHARES
   ------------------------------------           ---------------------------              -------------
 Ronald Langley(2)(4)                                      621,725                              6.0%

 John R. Hart(3)(4)                                        616,170                              5.9%

 Robert R. Broadbent                                        11,949                                *

                                                     NUMBER OF SHARES AND NATURE          PERCENTAGE OWNERSHIP OF
       NAME AND ADDRESS OF BENEFICIAL OWNER           OF BENEFICIAL OWNERSHIP (1)              VOTING SHARES
       ------------------------------------           ---------------------------              -------------
Carlos C. Campbell                                                -0-                                 *

S. Walter Foulkrod, III, Esq.                                     2,904                               *

Richard D. Ruppert, MD (5)                                        6,974                               *

John D. Weil (6)                                                529,518                             5.1%

David A. Williams                                                78,693                               *

Richard H. Sharpe (7)                                            67,527                               *

Gary W. Burchfield (8)                                           47,043                               *

James F. Mosier (9)                                              47,303                               *

A. Judson Hill (10)                                             100,000                               *

Sheila C. Ferguson (11)                                           3,986                               *

Maxim C. W. Webb (12)                                            29,409                               *

Executive Officers and Directors as a Group (14 persons)      2,163,201                            20.8%

-----------------

* Less than one percent (1%)


(1)  Sole voting and investment power unless otherwise indicated.

(2) Of these shares, 555,863 represent beneficial ownership of currently exercisable options. 551 shares are held in the Company's 401(k) Plan. Mr. Langley has been Chairman and a Director of GEC since September 5, 1995. He has been Chairman, and a Director of the Company since November 20, 1996.

(3) Of these shares, 613,170 represent beneficial ownership of currently exercisable options. Mr. Hart has been President and CEO and a Director of GEC since September 5, 1995. He has been President and CEO of the Company since November 20, 1996.

(4) Mr. Langley and Mr. Hart formerly had stock options, granted in 1995, to purchase shares of GEC; these shares were converted on December 17, 1998 into economically equivalent stock options to purchase shares of the Company. Mr. Langley and Mr. Hart each had 1993 call option agreements with GPG; in August 1998, the Company assumed GPG's obligations with respect to these 412,846 options. Mr. Langley exercised 57,307 of his call options in December 1998 and has 149,116 call option remaining. Mr. Hart has not exercised any call options and has 206,423 call options remaining.

(5)  Dr. Ruppert shares voting and investment power with his wife.

(6) Of these shares, 495,558 are owned by a partnership which Mr. Weil controls.

(7) Of these shares, 60,119 represent beneficial ownership of currently exercisable options. In addition, 2,897 shares are held in the Company's 401(k) Plan.

(8) Of these shares, 42,083 represent beneficial ownership of currently exercisable options. In addition, 805 shares are held in the Company's 401(k) Plan.

(9) Of these shares, 42,083 represent beneficial ownership of currently exercisable options. In addition, 2,371 shares are held in the Company's 401(k) Plan.

(10) Mr. Hill has beneficial ownership of 100,000 options to buy shares of the Company. Mr. Hill's options vest monthly over three years in equal increments beginning November 3, 1998.

(11) Of these shares, 3,702 represent beneficial ownership of currently exercisable options. In addition, 284 shares are held in the Company's 401(k) Plan.

(12) Of these shares, 29,177 represent beneficial ownership of currently exercisable options. In addition, 232 shares are held in the Company's 401(k) Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Langley and Mr. Hart entered into employment agreements with the Company, effective December 31, 1997. See Part II, Item 8., Note 17. Mr. Langley and Mr. Hart are entitled to receive 50% of the first $1 million of the profits of Summit Global Management, Inc. See Part II, Item 8., Note 17.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a)   FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

                    1.   FINANCIAL STATEMENTS.

                               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         Independent Auditors' Reports ..............................       46-48
                         Consolidated Balance Sheets as of December 31, 1998 and 1997       49-50
                         ............................................................
                         Consolidated Statements of Operations for the Years
                               Ended December 31, 1998, 1997 and 1996 ...............        51
                         Consolidated Statements of Shareholders' Equity
                               for the Years Ended December 31, 1998, 1997, and 1996        52-54
                         Consolidated Statements of Cash Flows for the Years
                               Ended December 31, 1998, 1997 and 1996 ...............        55
                         Notes to Consolidated Financial Statements .................       56-82

                    2.   FINANCIAL STATEMENT SCHEDULES.

                         Independent Auditors' Reports ..............................       93-94
                         Schedule I - Condensed Financial Information of Registrant .       95-96
                         Schedule II - Valuation and Qualifying Accounts ............        97
                         Schedule V - Supplementary Insurance Information ...........       98-100

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Board of Directors of PICO Holdings, Inc.:

We have audited the consolidated financial statements of PICO Holdings, Inc. and subsidiaries (the "Company") for the years ended December 31, 1998 and 1997, and our report thereon appears on page 46. Our audits of the consolidated financial statements also included the 1998 and 1997 financial statement schedules of the Company, listed in Item 14. These 1998 and 1997 financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. We did not audit the 1997 consolidated financial statements of Global Equity Corporation (all expressed in Canadian dollars), a 51.2% owned consolidated subsidiary as of December 31, 1997, which constituted 42% of the Company's consolidated total assets as of December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the Company's 1997 financial statement schedules for Global Equity Corporation (as expressed in Canadian dollars), is based solely on the report of such other auditors. The consolidated financial statements and the related financial statement schedules of the Company for the year ended December 31, 1996 were audited by other auditors whose reports, dated April 7, 1997, expressed an unqualified opinion on those financial statements and schedules. In our opinion, based on our audits and the report of the other auditors, such 1998 and 1997 financial statement schedules, when considered in relation to the basic 1998 and 1997 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Diego, California
March 26, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Shareholders and Board of Directors of PICO Holdings, Inc.

Our report on the consolidated statements of operations, shareholders' equity and cash flows of PICO Holdings, Inc. and subsidiaries (the "Company") for the year ended December 31, 1996 is included on page 48 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the financial statement schedules listed in the index on page 92 of this Form 10-K.

In our opinion, these financial statement schedules referred to above, when considered in relation to the basic consolidated statements of operations, shareholders' equity and cash flows taken as a whole, present fairly, in all material respects, the information required to be included therein.

                              PricewaterhouseCoopers LLP

San Diego, California
April 7, 1997

                                   SCHEDULE I

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

   On December 16, 1998, following the requisite regulatory and shareholder approvals, PICO Holdings, Inc. ("PICO") and Global Equity Corporation ("GEC") announced completion of the combination of the two corporations through PICO's acquisition of GEC's remaining 48.8% minority interest. PICO acquired the remaining shares through the issuance to GEC shareholders of PICO common stock. Immediately following the closing, PICO effected a 1-for-5 reverse stock split, reducing the number of PICO shares issued and outstanding.
 Accordingly, issued and treasury share counts have been restated in the December 31, 1997 Condensed Balance Sheet which follows.

                                    CONDENSED BALANCE SHEETS

                                                                                  December 31,       December 31,
                                                                                      1998                  1997
                                                                                 -------------         -------------
ASSETS

Cash and cash equivalents                                                        $     437,303         $      81,820
Investments in subsidiaries                                                        167,796,130           108,378,841
Equity securities and other investments                                              4,193,814             3,035,002
Deferred income taxes                                                                3,077,667             1,924,453
Other assets                                                                        11,358,091             1,226,566
                                                                                 -------------         -------------
     Total assets                                                                $ 186,863,005         $ 114,646,682
                                                                                 =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expense and other liabilities                                            $  12,768,121         $   2,495,944
                                                                                 -------------         -------------

Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued
Common stock, $.001 par value, authorized 100,000,000 shares: issued
     13,328,778 and 6,497,344 in 1998 and 1997, respectively                            66,644                32,592
Additional paid-in capital                                                         183,101,273            43,147,105
Accumulated other comprehensive loss                                                (8,097,965)           (4,918,341)
Retained earnings                                                                   76,562,974            83,718,335
                                                                                 -------------         -------------
                                                                                   251,632,926           121,979,691
Less treasury stock (4,380,780 shares in 1998 and 388,063 in 1997)                 (77,538,042)           (9,828,953)
                                                                                 -------------         -------------
     Total shareholders' equity                                                    174,094,884           112,150,738
                                                                                 -------------         -------------
     Total liabilities and shareholders' equity                                  $ 186,863,005         $ 114,646,682
                                                                                 =============         =============

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 1998 Form 10-K

                                   SCHEDULE I

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                    For the Two-
                                                                         For the Year         For the Year          Month Period
                                                                             Ended                Ended                Ended
                                                                          December 31,         December 31,         December 31,
                                                                              1998                 1997                 1996
                                                                          ------------         ------------         ------------

Investment income, net                                                    $    544,424         $    648,229
Equity in income (loss) of subsidiaries                                     (4,351,601)          20,457,718         $ 19,596,074
                                                                          ------------         ------------         ------------
     Total revenues                                                         (3,807,177)          21,105,947           19,596,074
Expenses                                                                     2,660,813            2,874,895              928,288
                                                                          ------------         ------------         ------------
Income (loss) from continuing operations before income taxes                (6,467,990)          18,231,052           18,667,786
Expense (benefit) for income taxes                                           1,762,395             (804,285)
                                                                          ------------         ------------         ------------
Income (loss) from continuing operations                                    (8,230,385)          19,035,337           18,667,786
Income from discontinued operations of subsidiaries, net                     1,075,024              456,283            3,097,307
                                                                          ------------         ------------         ------------
Net income (loss)                                                         $ (7,155,361)        $ 19,491,620         $ 21,765,093
                                                                          ============         ============         ============

                    CONDENSED STATEMENTS OF CASH FLOWS

Cash flow from operating activities:
     Net income (loss)                                                    $ (7,155,361)        $ 19,491,620         $ 21,765,093
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Equity in income (loss) of subsidiaries                            4,351,601          (20,457,718)         (19,596,074)
          Income from discontinued operations of subsidiaries, net          (1,075,024)            (456,283)          (3,097,307)
          Changes in assets and liabilities:
               Accrued expenses and other liabilities                       10,270,181           (1,040,789)             811,638
               Other assets                                                (11,284,739)           1,295,484             (437,405)
                                                                          ------------         ------------         ------------

          Net cash used in operating activities                             (4,893,342)          (1,167,686)            (554,055)
                                                                          ------------         ------------         ------------

Cash flow from investing activities:
     Dividends from subsidiary                                                                   22,152,608           13,212,592
     Sale of investments                                                    14,527,455
     Purchase of investments                                                (9,278,630)         (33,561,639)
                                                                          ------------         ------------         ------------
          Net cash provided by (used in) investing activities                5,248,825          (11,409,031)          13,212,592
                                                                          ------------         ------------         ------------
          Increase (decrease) in cash and cash equivalents                     355,483          (12,576,717)          12,658,537

Cash and cash equivalents, beginning of period                                  81,820           12,658,537
                                                                          ------------         ------------         ------------
Cash and cash equivalents, end of year                                    $    437,303         $     81,820         $ 12,658,537
                                                                          ============         ============         ============

This statement should be read in conjunction with the notes to the consolidated
     Financial statements included in the Company's 1998 Form 10-K

                                           SCHEDULE II

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                              Additions
                                                                   ------------------------------
                                                                        (1)               (2)
                                                 Balance at          Charged to         Charged to                     Balance
                                                  Beginning          Costs and             Other                         at End
               Description                        of Period           Expenses           Accounts       Deductions     of Period
                                                 -----------        -----------         ----------      ----------    ------------
Year-end December 31, 1998
     Allowance for Doubtful Accounts, net        $   119,024        $    61,204                        $   (85,703)   $    94,525

     Valuation Allowance for
          Deferred Federal Income Taxes          $ 6,800,000        $ 1,889,973                                       $ 8,689,973

Year-end December 31, 1997
     Allowance for Doubtful Accounts, net        $   116,917        $   142,789                        $  (140,682)   $   119,024

     Valuation Allowance for
          Deferred Federal Income Taxes          $ 6,664,000        $   136,000                                       $ 6,800,000

Year-end December 31, 1996
     Allowance for Doubtful Accounts, net        $    78,000        $  (117,470)                       $   156,387    $   116,917

     Valuation Allowance for
          Deferred Federal Income Taxes                                                $ 6,664,000                    $ 6,664,000


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

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 1996

                                       Future
                                       Policy
                                      Benefits,                                                  Amortization
                           Deferred    Losses,                                           Losses   of Deferred
                           Policy      Claims                                 Net         and        Policy      Other       Net
                         Acquisition  and Loss     Unearned    Premium    Investment     Loss     Acquisition  Operating   Premiums
                            Costs     Expenses     Premiums    Revenue      Income     Expenses      Costs      Expenses   Written
                         -----------  --------    ---------   ---------   ----------- ---------   -----------  ---------  ---------
Medical
professional
liability                             $142,965                $  7,362    $  4,881    $  2,605    $    272    $  1,010    $     28

Other property
and casualty              $  5,421     109,058    $ 34,808      31,399       2,540      20,328       1,603      10,100      37,529
                          --------    --------    --------    --------    --------    --------    --------    --------    ---------

Total medical
professional
liability and property
and casualty                 5,421     252,023      34,808      38,761       7,421      22,933       1,875      11,110      37,557

Other operations                                                               665                               7,855
                          --------    --------    --------    --------    --------    --------    --------    --------    ---------

Total continuing             5,421     252,023      34,808    $ 38,761    $  8,086    $ 22,933    $  1,875    $ 18,965    $ 37,557
                                                              ========    ========    ========    ========    ========    ========

Discontinued life
and health (*)               2,501      45,516         489
                          --------    --------    --------
                          $  7,922    $297,539    $ 35,297
                          ========    ========    ========

* Amounts needed to reconcile to balance sheet accounts from discontinued life and health insurance segment not reclassified for 1996. In 1997, the Company entered into a definitive agreement to sell its indirectly wholly-owned life and health insurance subsidiary, American Physicians Life Insurance Company and its wholly-owned subsidiary. The closing occurred on December 4, 1998. The Company's 1997 life and health insurance operations have been classified as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business." Net income for 1996 has also been reclassified for comparative purposes to reflect the discontinued operations. See Note 6 to the Consolidated Financial Statements, "Discontinued Operations."

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 1997



                                       Losses,                                                   Amortization
                           Deferred    Claims                                           Losses   of Deferred
                           Policy     and Loss                                Net         and        Policy      Other       Net
                         Acquisition   Expense     Unearned    Premium    Investment     Loss     Acquisition  Operating   Premiums
                            Costs     Reserves     Premiums    Revenue      Income     Expenses      Costs     Expenses    Written
                         -----------  --------    ---------   ---------   ----------- ---------   ---------   ---------   ---------
Medical
professional
liability                             $108,926                $    239    $  3,656    $  1,244                $  1,887    $    240

Other property
and casualty              $  5,321      87,170    $ 21,635      49,637       5,614      33,086    $ 10,069       7,959      39,453
                         -----------  --------    ---------   ---------   ----------- ---------   ---------    --------   ---------

Total medical
professional
liability and property
and casualty                 5,321     196,096      21,635      49,876       9,270      34,330      10,069       9,846      39,693

Other operations                                                             2,416                              10,437
                         -----------  --------    ---------   ---------   ----------- ---------   ---------   ---------  ---------

Total continuing          $  5,321    $196,096    $ 21,635    $ 49,876    $ 11,686    $ 34,330    $ 10,069    $ 20,283    $ 39,693
                         ===========  ========    =========   =========   =========== =========   =========   =========   ========

     In 1997, the Company entered into a definitive agreement to sell its indirectly wholly-owned life and health insurance subsidiary, American Physicians Life Insurance Company and its wholly-owned subsidiary. The closing occurred on December 4, 1998. The Company's 1997 life and health insurance operations have been classified as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business." Net income for 1996 has also been reclassified for comparative purposes to reflect the discontinued operations. See Note 6 to the Consolidated Financial Statements, "Discontinued Operations."

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 1998



                                       Losses,                                                          Amortization
                           Deferred    Claims                                           Losses   of Deferred
                           Policy     and Loss                                Net         and        Policy      Other       Net
                         Acquisition   Expense    Unearned    Premium    Investment     Loss     Acquisition  Operating   Premiums
                            Costs     Reserves    Premiums    Revenue      Income     Expenses      Costs     Expenses    Written
                         -----------  --------    ---------   ---------   ----------- ---------   ---------   ---------   ---------
Medical
professional
liability                             $ 85,877                 $   (159)   $  2,580    $  5,628                 $  1,156    $  (220)

Other property
and casualty              $  5,549      69,144     $ 20,804      36,290       5,500      24,900     $ 10,877       4,325     35,507
                          --------    --------     --------    --------    --------    --------     --------    --------    -------
Total medical
professional
liability and property
and casualty                 5,549     155,021       20,804      36,131       8,080      30,528       10,877       5,481     35,287

Other operations                                                              2,164                               11,564
                          --------    --------     --------    --------    --------    --------     --------    --------    -------
Total continuing          $  5,549    $155,021     $ 20,804    $ 36,131    $ 10,244    $ 30,528     $ 10,877    $ 17,045    $35,287
                          ========    ========     ========    ========    ========    ========     ========    ========    =======

3.       EXHIBITS

             Exhibit
             Number                            Description
             ------                            -----------

            +2.2 Agreement and Plan of Reorganization, dated as of May 1, 1996, among PICO, Citation Holdings, Inc. and Physicians and amendment thereto dated August 14, 1996 and related Merger Agreement.

            +++++2.3 Second Amendment to Agreement and Plan of Reorganization dated November 12, 1996.

            #2.4 Agreement and Debenture, dated November 14, 1996 and November 27, 1996, Respectively, by and between Physicians and PC Quote, Inc.

            #2.5 Purchase and Sale Agreement by, between and among Nevada Land and Resource Company, LLC, GEC, Western Water Company and Western Land Joint Venture dated April 9, 1997.

            +++++3.1    Amended and Restated Articles of Incorporation of PICO.

            +3.2.2      Amended and Restated By-laws of PICO.

            *10.8       Flexible Benefit Plan

            *10.16 Office Lease between Citation and North Block Partnership dated July, 1990.

            ***10.16.1  Amendments Nos. 1 and 2 to Office Lease between Citation and North Block Partnership dated January 6, 1992 and February 5, 1992, respectively.

            ****10.16.2 Amendments Nos. 3 and 4 to Office Lease between Citation and North Block Partnership dated December 6, 1993 and October 4, 1994, respectively.

            -*****10.23 PICO Severance Plan for Certain Executive Officers,
                        Senior Management and Key Employees of the Company and its Subsidiaries, including form of agreement.

            -10.55 Consulting Agreements, effective January 1, 1997, regarding retention of Ronald Langley and John R. Hart as consultants by Physicians and GEC.

            ++10.57     PICO 1995 Stock Option Plan

            -+++10.58   Key Employee Severance Agreement and Amendment No. 1
                        thereto, each made as of November 1, 1992, between PICO and Richard H. Sharpe and Schedule A identifying other substantially identical Key Employee Severance
                        Agreements between PICO and certain of the executive officers of PICO.

            +++10.59 Agreement for Purchase and Sale of Shares, dated May 9, 1996, among Physicians, GPG and GEC.

            ++10.60 Agreement for the Purchase and Sale of Certain Assets, dated July 14, 1995 between Physicians, PRO and Mutual Assurance, Inc.

            ++10.61 Stock Purchase Agreement dated March 7, 1995 between Sydney Reinsurance Corporation and Physicians.

            ++10.62 Letter Agreement, dated September 5, 1995, between Physicians, Christopher Ondaatje and the South East Asia Plantation Corporation Limited.

            ++++10.63   Amendment No. 1 to Agreement for Purchase and Sale of
                        Certain Assets, dated July 30, 1996 between Physicians,
                        PRO and Mutual Assurance, Inc.

            +++++16.1.  Letter regarding change in Certifying Accountant from
                        Deloitte & Touche LLP, Independent auditors.

            #21.        Subsidiaries of PICO.

            23.1.       Independent Auditors' Consent - Deloitte & Touche LLP.

            23.2.       Consent of Independent Accountants -
                        PricewaterhouseCoopers LLP.

            23.3.       Accountants' Consent - KPMG LLP.

            27.         Financial Data Schedule.

            ###28. Form S-8, Registration Statement under the Securities Act of 1933, for the PICO Holdings, Inc. Employees 401(k) Retirement Plan and Trust, Registration No. 333-36881.

            ####29. Form S-8, Registration Statement under the Securities Act of 1933, for the Physicians Insurance Company of Ohio 1995 Non-Qualified Stock Option Plan and assumed by PICO Holdings, Inc., Registration No. 333-32045.

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

## Incorporated by reference to exhibit (*) of same number filed with 10-K/A dated April 30, 1997.

### Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission (File No. 333-36881).

#### Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission (File No. 333-32045).

(b) REPORTS ON FORM 8-K.

        On December 22, 1998 and January 8, 1999, PICO filed Form 8-K and Form 8-K/A, respectively, announcing jointly with GEC the December 16, 1998 closing of the PICO/GEC Combination and the 1-for-5 Reverse Stock Split.

        On October 9, 1998, PICO filed a Form 8-K announcing the conversion of the Company's PC Quote subordinated convertible debenture, working capital loans and accrued interest into PC Quote 5% Convertible Preferred Stock and common stock warrants.

        On October 9, 1998, PICO filed a Form 8-K announcing jointly with GEC the September 18, 1998 filing with the SEC of their Joint Proxy Statement in connection with the PICO/GEC Combination.

        On July 21, 1998, PICO filed a Form 8-K announcing the favorable response by GEC's independent committee of directors regarding the PICO/GEC Combination including disclosure of the share exchange ratio.

        On May 20, 1998, PICO file a From 8-K announcing PICO's consideration of the proposed PICO/GEC Combination through a Plan of Arrangement.

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

Date:  March 30, 1999
                                             PICO Holdings, Inc.

                                             By:    /s/  John R. Hart
                                               ---------------------------------
                                                        John R. Hart
                                                   Chief Executive Officer
                                                   President and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 30, 1999 by the following persons in the capacities indicated.

/s/ Ronald Langley                          Chairman of the Board
------------------------------------
Ronald Langley

/s/ John R. Hart                            Chief Executive Officer, President and Director
------------------------------------
John R. Hart

/s/ Gary W. Burchfield                      Chief Financial Officer and Treasurer
------------------------------------        (Chief Accounting Officer)
Gary W. Burchfield

/s/ S. Walter Foulkrod, III, Esq.           Director
------------------------------------
S. Walter Foulkrod, III, Esq.

/s/ Richard D. Ruppert, MD                  Director
------------------------------------
Richard D. Ruppert, MD

/s/ David A. Williams                       Director
------------------------------------
David A. Williams

/s/ Carlos C. Campbell                      Director
------------------------------------
Carlos C. Campbell

/s/ Robert R. Broadbent                     Director
------------------------------------
Robert R. Broadbent

/s/ John D. Weil                            Director
------------------------------------
John D. Weil