Form 10-Q
period 1999-03-31
PICO HOLDINGS INC /NEW
filed 1999-05-17
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

   (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

   ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to _______

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 13,328,770 as of March 31, 1999. As of such date, 4,394,127 shares of common stock were held by the registrant and subsidiaries of the registrant.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                             PAGE NO.

PART I:  FINANCIAL INFORMATION

         Item 1:     Financial Statements

                     Consolidated Balance Sheets as of                                          3
                     March 31, 1999 and December 31, 1998

                     Consolidated Statements of Operations                                      4
                     for the Three Months Ended March 31, 1999 and 1998

                     Consolidated Statements of Cash Flows for                                  5
                     the Three Months Ended March 31, 1999 and 1998

                     Notes to Consolidated Financial Statements                                 6

         Item 2:     Management's Discussion and Analysis of Financial                         10
                     Condition and Results of Operations

         Item 3:     Quantitative and Qualitative Disclosure About Market Risk                 24

PART II:  OTHER INFORMATION

         Item 4:     Submission of Matters to a Vote of Security Holders                       25

         Item 6:     Exhibits and Reports on Form 8-K                                          25

         Signature                                                                             26

PART I: FINANCIAL INFORMATION
ITEM I: FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,             December 31,
                                                                                     1999                   1998
                                                                                ----------------       -------------
                                                                                  (Unaudited)
                                    ASSETS
Investments                                                                      $ 151,710,812         $ 117,150,365
Cash and cash equivalents                                                           54,670,420            71,654,196
Accrued investment income                                                              979,514             1,295,550
Premiums and other receivables, net                                                 10,037,369            10,414,017
Reinsurance receivables                                                             57,939,444            55,624,830
Prepaid deposits and reinsurance premiums                                            1,451,112             2,187,387
Deferred policy acquisition costs                                                    5,372,392             5,548,634
Surface, water, geothermal and mineral rights                                      119,798,767           116,653,211
Property and equipment, net                                                          1,668,138             1,851,502
Income taxes receivable                                                              6,705,395             6,522,454
Other assets                                                                         6,423,030             7,011,957
                                                                                 -------------         -------------
         Total assets                                                            $ 416,756,393         $ 395,914,103
                                                                                 =============         =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses, net of discount                      $ 153,513,604         $ 155,020,696
Unearned premiums                                                                   18,842,918            20,804,432
Reinsurance balance payable                                                         12,289,408            12,068,890
Deferred gain on retroactive reinsurance                                             1,800,994             1,800,994
Other liabilities                                                                    7,770,575            11,402,000
Bank and other borrowings                                                           18,097,484             8,966,707
Deferred income taxes                                                               14,694,103             7,258,949
Excess of fair value of net assets acquired over purchase price                      4,354,555             4,496,551
                                                                                 -------------         -------------
       Total liabilities                                                           231,363,641           221,819,219
                                                                                 -------------         -------------
Commitments and Contingencies (Note 5)


Preferred stock, $.01 par value, authorized 2,000,000 shares, none issued Common stock, $.001 par value; authorized 100,000,000 shares,
     issued 13,328,778 in 1999 and 1998                                                 13,329                13,329
Additional paid-in capital                                                         183,154,588           183,154,588
Retained earnings                                                                   74,432,257            76,562,974
Accumulated other comprehensive income (loss)                                        5,622,213            (8,097,965)
Treasury stock, at cost (4,394,127 common shares in 1999 and 4,380,780
 in 1998)                                                                          (77,829,635)          (77,538,042)
                                                                                 -------------         -------------
         Total shareholders' equity                                                185,392,752           174,094,884
                                                                                 -------------         -------------
                 Total liabilities and shareholders' equity                      $ 416,756,393         $ 395,914,103
                                                                                 =============         =============

The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                              Three Months Ended March 31,
                                                                                               1999                   1998
                                                                                           ------------           -------------

Revenues:
     Premium income                                                                        $  8,554,974           $  9,138,175
     Net investment income                                                                    1,914,354              3,375,749
     Net realized gain (loss) on investments                                                   (344,395)               504,411
     Other income                                                                               385,003                715,732
                                                                                           ------------           ------------
             Total revenues                                                                  10,509,936             13,734,067
                                                                                           ------------           ------------

Expenses:
     Loss and loss adjustment expenses                                                        6,516,026              7,995,257
     Insurance underwriting and other expenses                                                6,331,797              5,993,575
                                                                                           ------------           ------------
              Total expenses                                                                 12,847,823             13,988,832
                                                                                           ------------           ------------

     Equity in losses of investee                                                              (219,887)              (203,321)
                                                                                           ------------           ------------

        Loss from continuing operations before income taxes and minority interest            (2,557,774)              (458,086)

     Provision (benefit) for federal, foreign and state income taxes                           (427,057)             1,226,490
                                                                                           ------------           ------------

         Loss from continuing operations before minority interest                            (2,130,717)            (1,684,576)

      Minority interest in loss of subsidiary                                                                          704,639
                                                                                           ------------           ------------

          Loss from continuing operations                                                    (2,130,717)              (979,937)

     Income from discontinued operations, net of income tax provision of
         $10,000 for the three months of 1998                                                                           52,457
                                                                                           ------------           ------------

     Net loss                                                                              $ (2,130,717)          $   (927,480)
                                                                                           ============           ============

    Net loss per common share - basic:
             Continuing operations                                                               ($0.24)                ($0.16)
             Discontinued operations                                                                                      0.01
                                                                                           ------------           ------------
                 Net loss per common share                                                       ($0.24)                ($0.15)
                                                                                           ============           ============
                 Weighted average shares outstanding                                          8,946,237              6,019,817
                                                                                           ============           ============

    Net loss per common share - diluted:
             Continuing operations                                                               ($0.24)                ($0.16)
             Discontinued operations                                                                                      0.01
                                                                                           ------------           ------------
                 Net loss per common share                                                       ($0.24)                ($0.15)
                                                                                           ============           ============
                 Weighted average shares outstanding                                          8,946,237              6,019,817
                                                                                           ============           ============



The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                              1999                    1998
                                                                          ------------           ------------

OPERATING ACTIVITIES
       Net cash provided by (used in) operating activities                $ (9,241,651)          $    694,074
                                                                          ------------           ------------

INVESTING ACTIVITIES:
       Purchases of investments                                            (19,929,083)            (2,860,526)
       Proceeds from sale of investments                                     4,580,325             10,167,993
       Proceeds from maturity of investments                                 2,000,000                 25,000
       Other investing activities, net                                      (1,286,985)              (536,863)
                                                                          ------------           ------------
             Net cash provided by (used in) investing activities           (14,635,743)             6,795,604
                                                                          ------------           ------------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                               7,057,405
      Purchase of treasury stock                                              (291,593)
                                                                          ------------           ------------
             Net cash provided by financing activities                       6,765,812
                                                                          ------------           ------------

Effect of exchange rate changes on cash                                        127,806               (256,484)
                                                                          ------------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (16,983,776)             7,233,194

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              71,654,196             56,435,789
                                                                          ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 54,670,420           $ 63,668,983
                                                                          ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for:
          Income taxes                                                                           $    440,000
                                                                                                 ============
          Interest                                                        $    324,034
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

         In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of March 31, 1999 and December 31, 1998 and results of operations and cash flows for the three months ended March 31, 1999 and 1998 have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations and Risks and Uncertainties contained in the Company's Annual Reports on Form 10-K for the year ended December 31, 1998 as filed with the SEC.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, deferred policy acquisition costs, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 1999 and December 31, 1998, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

2.   DISCONTINUED OPERATIONS

          On June 16, 1997, PICO announced the signing of a definitive agreement to sell the Company's life and health insurance subsidiary, American Physicians Life Insurance Company ("APL") and its wholly-owned subsidiary, Living Benefit Administrators Agency, Inc. The closing occurred on December 4, 1998. The $17 million in proceeds from the sale was received during 1998.

          Because APL and its subsidiary represented a major segment of the Company's business, in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business," APL's operations have been classified as discontinued operations.

          Following is an unaudited summary of APL's stand alone financial results for the three months ended March 31, 1998 included in the statements of operations as discontinued operations:

                                                             1998
                                                          -----------
          Total revenues                                  $ 2,163,168
          Income before taxes                                  61,983
          Net income                                           52,457
          Net income per share - basic and diluted              $0.01

3.   EARNINGS (LOSS) PER SHARE

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the new method of reporting earnings per share ("EPS") for the year ended December 31, 1997. For the three months ended March 31, 1999 and 1998 there was no difference between basic and diluted EPS. Common stock options of 1,097,000 and 514,000 for the three months ended March 31, 1999 and 1998, respectively and 223,000 warrants at March 31, 1999 were excluded from the calculations because their effects were anti-dilutive.

4.   COMPREHENSIVE INCOME (LOSS)

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established requirements for disclosure of comprehensive income. The Company adopted the new standard for the year ended December 31, 1998, and has reclassified previous financial statements to conform to the new presentation. Comprehensive income includes foreign currency translation and unrealized holding gains and losses on available for sale securities, which prior to adoption were reported separately in shareholders' equity.

          The components of comprehensive income (loss) are as follows:



                                                                       Three months ended March 31,
                                                                         1999             1998
                                                                     -----------       -----------

            Comprehensive income (loss)
              Net loss                                               $ (2,130,717)     $   (927,480)
              Net change in unrealized appreciation (depreciation)
                on available for sale investments                      11,727,846          (130,117)
              Net change in foreign currency translation                1,992,332          (197,456)
                                                                     ============      ============
            Total comprehensive income (loss)                        $ 11,589,461      $ (1,255,053)
                                                                     ============      ============


           Total comprehensive income (loss) is net of deferred income tax provision of $7 million and deferred income tax benefit of $68,000 for the three months ended March 31, 1999 and March 31, 1998, respectively.

          The components of accumulated comprehensive income (loss) are as follows, net of deferred income tax provision of $4.5 million at March 31, 1999 and a deferred income tax benefit of $1.5 million at December 31, 1998:



                                                               March 31,        December 31,
                                                                 1999              1998
                                                              -----------      -----------
            Accumulated other comprehensive income (loss)
              Unrealized appreciation (depreciation)
                 on available for sale investments              8,823,259       (2,904,587)
              Foreign currency translation                     (3,201,046)      (5,193,378)
                                                              ===========      ===========
            Accumulated other comprehensive income (loss)     $ 5,622,213      $(8,097,965)
                                                              ===========      ===========

5.    COMMITMENTS AND CONTINGENCIES

          In November 1998, Vidler Water Company, Inc. ("Vidler") entered into an operating lease to acquire 185,000 acre-feet of underground water storage privileges and associated rights to recharge and recover water located near the California Aqueduct northwest of Bakersfield. The agreement requires Vidler to pay for these privileges and rights a minimum of $2.4 million per year for 10 years beginning October 1998. The agreement calls for the lease payments to be adjusted annually by the engineering price index. On October 7, 1998, PICO signed an agreement guaranteeing payment of Vidler's obligations under the agreement. The maximum obligation under this guarantee is $3.2 million, adjusted annually by the engineering price index. The guarantee expires October 7, 2008.

         The Company is subject to various litigation which arise in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

          On January 10, 1997, GEC commenced an action in British Columbia against MKG Enterprises Corp. ("MKG"), Vignoble Wines Agency Inc. ("Vignoble") to enforce repayment of a $5 million loan made by GEC to MKG. On the same day, the Supreme Court of British Columbia granted an order preventing MKG from disposing of certain assets pending resolution of the action. GEC subsequently brought a motion to have a receiver-manager appointed for MKG and Vignoble, which motion has been adjourned. In addition, in March 1999 GEC filed an action in the Supreme Court of British Columbia against a third party. This action states the third party had fraudulently entered into loan agreements with MKG. Accordingly, under this action GEC is claiming damages from the third party and seeking an order restraining the third party from taking any further action in connection with MKG's assets.

          In connection with the sale of their interests in Nevada Land and Resource Company, LLC ("NLRC") by the former members, a limited partnership agreed to act as consultant to NLRC in connection with the maximization of the development, sales, leasing, royalties or other disposition of land, water, mineral and oil and gas rights with respect to certain property owned in Nevada. In exchange for these services, the partnership was to receive from NLRC a consulting fee calculated as 50% of any net proceeds that NLRC actually receives from the sale, leasing or other disposition of all or any portion of the Nevada property or refinancing of the Nevada property provided that NLRC has received such net proceeds in a threshold amount equal to the aggregate of: (i) the
      capital investment by GEC and the Company in the Nevada   property (ii) a
      20% cumulative return on such capital investment, and (iii) a sum sufficient to pay the United States federal income tax liability, if any, of NLRC in connection with such capital investment. Either party could terminate this consulting agreement in April 2002 if the partnership had not received or become entitled to receive by that time any amount of the consulting fee. No payments have been made under this agreement through December 31, 1998. By letter dated March 13, 1998, NLRC gave notice of termination of the consulting agreement based on NLRC's determination of default by the partnership under the terms of the agreement. In November 1998, the partnership sued NLRC for wrongful termination of the consulting contract. On March 12, 1999, NLRC filed a cross-complaint against the partnership for breach of written contract, breach of fiduciary duty and seeking declaratory relief.

         Based upon information presently available, management is of the opinion that the above litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and measures those instruments at fair value. The new standard becomes effective for fiscal years beginning after June 15, 1999. Management does not expect this statement to have a material effect on the Company's consolidated financial statements.

7.   SEGMENT REPORTING

         The Company is a diversified holding company engaged in five major operating segments: Investment Operations; Surface, Water and Mineral Rights Operations; Property and Casualty Insurance Operations; Medical Professional Liability ("MPL") Insurance Operations and Other Operations.

         The accounting policies of the reportable segments are the same as those described in the Company's 1998 annual report on Form 10-K. There have not been any material changes in segment assets since December 31, 1998. Segment performance is measured by revenues and segment profit before tax in addition to changes in shareholders' equity. This information provides the basis for calculation of return on shareholders' equity, which is the main performance measurement used in analyzing segment performance. In addition, assets identifiable with segments are disclosed as well as capital expenditures, and depreciation and amortization. The Company has operations and investments both in the U.S. and abroad.

         The following is a detail of revenues by segment from continuing operations:

                                                        Three Months Ended March 31,
                                                            1999           1998
                                                            ----           ----
          Investment Operations (Charges)                $  (275,001)   $ 1,897,972
          Surface, Water and Mineral Rights                  365,843        171,823
          Property and Casualty Insurance                  9,747,923     10,791,509
          Medical Professional Liability Insurance           548,080        700,244
          Other Operations                                   123,091        172,519
                                                         -----------    -----------
                   Total Revenues-Continuing Operations  $10,509,936    $13,734,067
                                                         ===========    ===========



          The following is a detail of segment profit or loss from continuing operations before taxes and minority interest:




                                                           Three Months Ended March 31,
                                                            1999              1998
                                                           ------            ------
          Investment Operations                            $(1,722,579)   $ 539,534
          Surface, Water and Mineral Rights                   (530,461)    (437,163)
          Property and Casualty Insurance                      234,708     (403,911)
          Medical Professional Liability Insurance            (485,636)     (72,251)
          Other Operations                                     (53,806)     (84,295)
                                                           ------------   ---------
               Loss Before Taxes and Minority Interest     $(2,557,774)   $(458,086)
                                                           ===========    =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Results of Operations -Three Months Ended March 31, 1999 and 1998," "Liquidity and Capital Resources," and "Risk Factors." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's 1998 Form 10-K.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1999 AND 1998

SUMMARY

    PICO Holdings, Inc. and its consolidated subsidiaries reported a net loss of $2.1 million, or a loss of $0.24 per share, for the quarter ended March 31, 1999. During the comparable prior year period, the Company reported a net loss of $927,000, or a loss of $0.15 per share. Per share amounts are stated as "basic" earnings per share.

    Shareholders' equity increased to $185.4 million as of March 31, 1999, an increase of $11.3 million, or 6.5%, over the December 31, 1998 level of $174.1 million. Book value per share calculated on an undiluted basis as of March 31, 1999 increased to $20.75 per share, up $1.29 per share from the $19.46 level at December 31, 1998. These increases in shareholders' equity and book value per share during the first quarter of 1999 resulted primarily from an $11.7 million improvement in unrealized appreciation of investments, net of income tax, and a $2 million improvement in the Company's foreign currency translation adjustment in shareholders' equity, partially offset by the $2.1 million net loss for the quarter. The $11.7 million appreciation of the Company's investment portfolio principally relates to its investment in PC Quote, Inc. common stock (Amex:
PQT). The Company's investments in PC Quote, Inc. common stock warrants, Class A and Class B preferred stock, all of which are convertible into PC Quote, Inc. common stock, are valued at the Company's cost since these securities are not publicly traded and have no readily determinable market value.

    The net loss recorded during the first quarter of 1999 included approximately $101,000 in income from property and casualty ("P&C") insurance operations, a net loss of $1.2 million from investment operations, a net loss of $530,000 from surface, water and mineral rights operations, a $399,000 net loss from medical professional liability insurance operations, and a $52,000 net loss from other operations.

    First quarter 1999 and 1998 revenues were $10.5 million and $13.7 million, respectively. These revenues included $344,000 in realized investment losses and $504,000 in realized investment gains during the first quarters of 1999 and 1998, respectively. Investment income for the first quarter of 1999 of $1.9 million was down $1.5 million from the $3.4 million recorded during the first three months of 1998 largely due to fewer fixed income securities in the Company's investment portfolio.

    P&C insurance premium writings were $8.6 million for the first quarter of 1999 compared to $9.1 million during the comparable 1998 period. P&C premiums have declined principally due to more stringent underwriting of Citation Insurance Company's P&C insurance business since its change in control, as well as continued aggressive competition for commercial multiple peril insurance business within California.

    Expenses for the first three months of 1999 were $12.8 million compared to $14 million during the same three months of 1998, a decrease of nearly 9%. These expense reductions primarily relate to decreases in loss and loss adjustment expenses and in other insurance expenses resulting from the wind down of Physicians' medical professional liability insurance business, and Citation's reduced P&C written premium.

    Total assets of $416.8 million at March 31, 1999 increased $20.9 million over the $395.9 million at December 31, 1998, primarily due to the increase in market value of the Company's investment in PC Quote, Inc. Liabilities increased $9.5 million, largely due to income tax provisions on the increase in unrealized investment appreciation.

    Prior period per share amounts have been adjusted to reflect PICO's December 16, 1998 1-for-5 reverse stock split.

    The Company's ongoing operations are organized into five segments:
INVESTMENT OPERATIONS; SURFACE, WATER, AND MINERAL RIGHTS; PROPERTY AND CASUALTY INSURANCE; MEDICAL PROFESSIONAL LIABILITY INSURANCE and OTHER OPERATIONS. Revenues and income before taxes and minority interests from CONTINUING OPERATIONS, by business segment, are shown in the following schedules:

    Operating Revenues (Charges)--Continuing Operations:


                                                       Three Months Ended March 31,
                                                             1999        1998
                                                            -------    -------
                                                               (in millions)
          Investment Operations (Charges)                   $  (0.3)   $   1.9
          Surface, Water and Mineral Rights                     0.4        0.2
          Property and Casualty Insurance                       9.7       10.7
          Medical Professional Liability Insurance              0.5        0.7
          Other Operations                                      0.2        0.2
                                                            -------    -------
                   Total Revenues-Continuing Operations     $  10.5    $  13.7
                                                            =======    =======


    Income (Loss) Before Taxes and Minority Interest--Continuing Operations:



                                                     Three Months Ended March 31,
                                                            1999      1998
                                                           ------    -------
                                                            (in millions)
          Investment Operations                            $ (1.7)   $  0.5
          Surface, Water and Mineral Rights                  (0.5)     (0.4)
          Property and Casualty Insurance                     0.2      (0.4)
          Medical Professional Liability Insurance           (0.5)     (0.1)
          Other Operations                                   (0.1)     (0.1)
                                                           ------    ------
               Loss Before Taxes and Minority Interest     $ (2.6)   $ (0.5)
                                                           ======    ======


INVESTMENT OPERATIONS

    INVESTMENT OPERATIONS include strategic and passive investment operations conducted primarily by PICO, Physicians, GEC and Physicians Investment Company. However, not all investment activities are included within the INVESTMENT OPERATIONS business segment. For example, investment revenues and investment income generated by Physicians are first allocated to the MEDICAL PROFESSIONAL LIABILITY INSURANCE segment based upon the amount of invested assets needed to support Physicians' outstanding insurance reserves. The remainder is classified as part of the INVESTMENT OPERATIONS business segment. (See the MEDICAL PROFESSIONAL LIABILITY INSURANCE segment below.) In addition, investment revenues and investment income generated by Sequoia and CIC are included in the PROPERTY AND CASUALTY INSURANCE business segment and those from PRO, in the MEDICAL PROFESSIONAL LIABILITY INSURANCE segment, and not in the INVESTMENT OPERATIONS business segment. SEE NOTE 7, "SEGMENT REPORTING."

    As shown below, realized investment losses of approximately $0.2 million and $0.3 million in other charges, partially offset by $0.2 million of investment income, combined to produce a net charge of $0.3 in the INVESTMENT OPERATIONS segment during the first three months of 1999. This compares to revenues of $1.9 million during the same 1998 period. First quarter 1998 INVESTMENT OPERATIONS revenues included $0.4 million in realized investment gains, $1.3 million in investment income and $0.2 million in other income. The approximate $1.1 million decline in first quarter 1999 investment income from INVESTMENT OPERATIONS compared to first quarter 1998 principally reflects the conversion of a significant amount of Physicians' fixed maturity investments to equity securities. At March 31, 1999, Physicians held $2.2 million in fixed maturity securities, compared to $5.6 million at March 31, 1998.

    Revenues from INVESTMENT OPERATIONS are summarized below:

                         INVESTMENT OPERATIONS REVENUES

                                                         Three Months Ended March 31,
                                                               1999       1998
                                                               ----       ----
                                                               (in millions)
          Investment Operations Revenues (Charges):
          -----------------------------------------
             Realized Investment Gain (Loss)                  $ (0.2)   $  0.4
             Investment Income                                   0.2       1.3
             Other Income (Loss)                                (0.3)      0.2
                                                              ------    ------
                 Investment Operations Revenues (Charges)     $ (0.3)   $  1.9
                                                              ======    ======


     At March 31, 1999, the consolidated investment portfolio was in a net unrealized gain position of approximately $8.8 million, net of taxes, compared to $2.9 million in unrealized losses at December 31, 1998. Nearly all of this $11.7 million increase was attributable to the Company's investment in PC Quote, Inc. ("PC Quote") common stock which was valued at $2.125 per share at December 31, 1998 and $11.00 at March 31, 1999. The Company's investments in PC Quote Series A Preferred Stock, Series B Preferred Stock, and warrants to purchase PC Quote common stock do not have readily determinable market values and, therefore, are valued at their original cost basis.

    INVESTMENT OPERATIONS produced a $1.7 million loss before taxes during the first quarter of 1999 compared to $0.5 million in income during the first quarter of 1998. As discussed above, approximately all of this $2.2 million decline was attributable to reduced investment income, realized investment gains and other income. First quarter 1999 included an approximate $0.2 million loss from the Company's equity in the loss of its investee, Conex Continental Inc. A $0.2 million loss from equity in investee was also recorded during the first quarter of 1998.

     The Company's INVESTMENT OPERATIONS income can fluctuate greatly from period to period. A number of factors contribute to these fluctuations, including, among other things, the mix of the Company's portfolio, timing of the Company's realization of capital gains, the volume of trading and demand for individual securities the Company owns and fluctuations in the U.S. and world stock and bond markets in general. Therefore, future results cannot and should not be predicted based upon past performance alone. See "RISK FACTORS."

    Income before tax from INVESTMENT OPERATIONS for the three months ended March 31, 1999 and 1998 included:


                 INVESTMENT OPERATIONS INCOME (LOSS) BEFORE TAX


                                                 Three Months Ended March 31,
                                                      1999      1998
                                                     ------    ------
                                                        (in millions)
          Investing Income (Loss) Before Tax:
          -----------------------------------
             Investment operations income (loss)     $ (1.5)   $  0.7
             Equity in Loss of Investee                (0.2)     (0.2)
                                                     ------    ------
          Investing Income (Loss) Before Tax         $ (1.7)   $  0.5
                                                     ======    ======

SURFACE, WATER, AND MINERAL RIGHTS

    Effective November 14, 1995, a wholly-owned subsidiary of GEC acquired all the outstanding common stock of Vidler, a Colorado corporation engaged in the water marketing and transfer business. Vidler's business plan calls for Vidler to identify areas where water supplies are needed in the southwestern United States and then to acquire and aggregate agricultural water supplies and develop them for the use of municipalities, water districts, developers and others. In addition, Vidler develops and manages water storage to facilitate more efficient use of water primarily for use by others. Since its acquisition, Vidler has purchased or leased water rights and related assets in Colorado, Nevada, Arizona and California. On April 23, 1997, the Company acquired 100% of the membership interests in NLRC. NLRC owns approximately 1.3 million acres of deeded land located in northern Nevada, together with appurtenant surface, water and mineral rights. NLRC is actively engaged in activities it believes will maximize the property's value in relation to water rights, mineral rights and land development.

    Following is a breakdown of revenue and pre-tax loss before minority interest from SURFACE, WATER, AND MINERAL RIGHTS operations for the periods shown:

                       SURFACE, WATER, AND MINERAL RIGHTS

                                                               Three Months Ended March 31,
                                                                      1999      1998
                                                                     ------    ------
                                                                      (in millions)
          Revenues - Surface, Water and Mineral Rights:
          ---------------------------------------------
            Vidler:
              Operating Revenues                                     $  0.2
            NLRC:
              Operating Revenues                                        0.2    $  0.2
                                                                     ------    ------
                    Segment Total Revenues                           $  0.4    $  0.2
                                                                     ======    ======

          Loss Before Tax and Minority Interest:
          --------------------------------------
             Vidler Water Company, Inc.                              $ (0.4)   $ (0.2)
             Nevada Land and Resources Company LLC                     (0.1)     (0.2)
                                                                     ------    ------
                Loss Before Tax and Minority Interest                $ (0.5)   $ (0.4)
                                                                     ======    ======

     Operating revenues include land leases, principally for grazing, agricultural, communications and easement purposes; water sales and leasing and other income. A portion of the lease revenue Vidler receives is from leases under a perpetual agreement. Payments for these leases are indexed to the consumer price index ("CPI"), with a 3% minimum increase per year. Currently, approximately 28% of Vidler's total revenue is subject to this type of lease. Consequently, future revenue growth beyond the limits of these CPI escalators is dependent on growth in leases not subject to perpetual agreements, development of existing assets, and acquisition of additional water rights and water related assets for subsequent lease or sale.

    Operating and overhead expenses exceeded revenues during the first three months of 1999 and 1998 producing losses before taxes of $0.5 million and $0.4 million, respectively.

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

    As shown below, earned premiums made up most of the PROPERTY AND CASUALTY INSURANCE segment revenues. Premiums are earned pro-rata throughout the year according to the coverage dates of the underlying policies:


                        PROPERTY AND CASUALTY INSURANCE



                                                                  Three Months Ended March 31,
                                                                        1999      1998
                                                                       ------     ------
          P & C Insurance Revenues (Charges):                             (in millions)
          -----------------------------------
               Earned Premiums - Sequoia                               $  4.3    $   4.6
               Earned Premiums - Citation                                 4.3        4.6
               Investment Income                                          1.1        1.3
               Realized Investment Gains (Losses)                        (0.2)       0.1
               Other                                                      0.2        0.1
                                                                       ------    -------
                    Total P&C Insurance Revenues                       $  9.7    $  10.7
                                                                       ======    =======

          P & C Insurance Income (Loss) Before Taxes:
          -------------------------------------------
              Sequoia Insurance Company                                $  0.1    $  (0.3)
               Citation Insurance Company                                 0.1       (0.1)
                                                                       ------    -------
                    Total P&C insurance Income (Loss) Before Taxes     $  0.2    $  (0.4)
                                                                       ======    =======

     PROPERTY AND CASUALTY INSURANCE revenues for the first three months of 1999 were $9.7 million compared to $10.7 million during the same 1998 period. Declining earned premiums accounted for most of this decrease between years, principally as a result of continuing increased underwriting selectivity applied to Citation's business and aggressive competition for commercial multiple peril business within the state of California. Total PROPERTY AND CASUALTY INSURANCE earned premiums for the first quarter of 1999 were $8.6 million compared to $9.2 million in the 1998 first quarter. Practically all new P&C insurance applications and policies scheduled to renew are now being processed through Sequoia and subjected to Sequoia's underwriting standards which are much tighter than those previously employed by Citation prior to its change in control. As a result, a significant portion of Citation's prior book of business has not been renewed over the past two-plus years. As previously mentioned, increased competition within the state of California for commercial insurance has also decreased earned premiums.

     Sequoia and Citation entered into a reinsurance pooling agreement effective January 1, 1998 which provides for the pooling of all insurance premiums, losses, loss adjustment expenses ("LAE") and administrative and other insurance operating expenses between Sequoia and Citation and a 50/50 retrocession between the companies. The reinsurance pooling agreement calls for these items to be split equally between the two companies. Since the inception of the reinsurance pooling agreement, Sequoia's retained net written and earned premiums have been significantly reduced by the premium cessions to Citation. However, the decline in Sequoia's retained net written and earned premiums due to the reinsurance pooling agreement produced a corresponding increase in Citation's net written and earned premiums.

    Investment income from PROPERTY AND CASUALTY INSURANCE operations was $1.1 million for the first quarter of 1999 and $1.3 million for the first quarter of 1998. PROPERTY AND CASUALTY INSURANCE operations produced a $0.2 million loss from the sale of investments during the first quarter of 1999 compared to a $0.1 million gain recorded during the same 1998 period.

    PROPERTY AND CASUALTY INSURANCE operations produced $0.2 million in income before taxes during for the first three months of 1999, up $0.6 million from the $0.4 million loss recorded during the first three months of 1998. The 1997-98 "El Nino" phenomenon had a significant impact on the first quarter 1998 results. Citation's and Sequoia's first quarter 1999 loss and LAE ratios improved 12 and
16.3 percentage points, respectively, over the first quarter of 1998, principally due to improved claims experience. Higher expense ratios for both Sequoia and Citation resulted from the reduced level of premiums, resulting in a higher ratio of overhead expenses to earned premiums. SEE RATIOS BELOW BASED UPON LOSSES, LAE AND INSURANCE OPERATING EXPENSES CALCULATED ON THE BASIS OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP), DIVIDED BY NET EARNED PREMIUM.

    The following schedule shows Citation's losses, LAE and insurance operating expenses as percentages of earned premiums:


                             CITATION INSURANCE COMPANY


                                        Three Months Ended March 31,
                                       ----------------------------
                                          1999               1998
                                         -----              -----
                                                (GAAP Basis)
          Loss and LAE Ratio              72.8%              84.8%
          Expense Ratio                   40.8%              37.7%
                                         -----              -----
               Loss and Expense Ratio    113.6%             122.5%
                                         =====              =====


    The following schedule shows Sequoia's losses, LAE and insurance operating expenses as percentages of earned premiums:


                            SEQUOIA INSURANCE COMPANY

                                          Three Months Ended March 31,
                                          ----------------------------
                                             1999           1998
                                             ----           ----
                                                 (GAAP Basis)
          Loss and LAE Ratio                 66.8%          83.1%
          Expense Ratio                      42.9%          41.2%
                                            -----          -----
               Loss and Expense Ratio       109.7%         124.3%
                                            =====          =====


    Loss and LAE ratios, insurance operating expense ratios and combined ratios were calculated using net earned premiums as a denominator. Theoretically, a combined loss and expense ratio of less than 100% indicates that the insurance company is making a profit on its base insurance business before consideration of investment income, realized investment gains or losses, extraordinary items, taxes and other non-insurance items.

    Sequoia's 66.8% loss and LAE ratio was up 14.5 percentage points from the 52.3% reported for the twelve months ended December 31, 1998. Citation's was down 12.1 percentage points from the 84.9% experienced for the full year of 1998. Most of these differences are attributable to 1998 year end reserve adjustments. Sequoia's favorable 1998 claims experience resulted in year end 1998 reserve reductions of approximately $2.1 million. Citation added approximately $3.7 million to 1998 year end reserves due to continued unfavorable loss experience in artisan-contractors insurance coverage which is no longer written by either company.

MEDICAL PROFESSIONAL LIABILITY INSURANCE

    Physicians' and PRO's MPL insurance business was sold to Mutual Assurance Inc. ("Mutual") on August 28, 1995. All new and renewal MPL insurance policies written between July 16 and December 31, 1995 were 100% reinsured by Mutual. Physicians and PRO ceased writing new and renewal MPL insurance policies effective January 1, 1996. Physicians continues to administer and adjust the remaining claims and LAE reserves. Accordingly, although Physicians and PRO effectively ceased writing MPL insurance in 1995, MEDICAL PROFESSIONAL LIABILITY INSURANCE is treated as a separate business segment of continuing operations due to the continued management of claims and associated investments.

    Physicians' and PRO's assets are not designated on an individual security basis as belonging either to the MEDICAL PROFESSIONAL LIABILITY INSURANCE or the INVESTMENT OPERATIONS business segment. Consequently, Physicians' invested assets produce income in both the MEDICAL PROFESSIONAL LIABILITY INSURANCE and INVESTMENT OPERATIONS segments. All of PRO's revenues and pre-tax income are assigned to the MEDICAL PROFESSIONAL LIABILITY INSURANCE segment. However, all investment income and realized investment gains generated by Physicians from assets in excess of those needed to support the MPL claims are allocated to the Investment Operations segment. SEE NOTE 7, "SEGMENT REPORTING."

    Revenues and pre-tax income or loss from MEDICAL PROFESSIONAL LIABILITY INSURANCE operations included the following:

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                               Three Months Ended March 31,
                                                    1999            1998
                                                    ----            ----
                                                      (in millions)

MPL Revenues:
-------------
   Investment Income, Net of Expenses                 0.5           $ 0.7
                                                    -----           -----
     MPL Revenues                                   $ 0.5           $ 0.7
                                                    =====           =====

MPL Loss Before Tax:                                $(0.5)          $(0.1)
--------------------                                =====           =====


    Since the withdrawal of Physicians and PRO from their personal automobile and homeowners lines of business in the late 1980's, MPL has been these two companies' only sources of insurance premiums. Investment income revenues will continue to accrue to the MPL runoff.

    MPL insurance revenues were $0.5 million in the first three months of 1999 compared to $0.7 million during the same 1998 period. Investment income continued to decline, principally as a result of the reduced level of MPL claims and, correspondingly, the resultant reduced level of invested assets allocated to the MEDICAL PROFESSIONAL LIABILITY INSURANCE business segment.

    MPL operations produced a first quarter 1999 pre-tax loss of approximately $0.5 million compared to a loss of $0.1 million recorded during the first quarter of 1998. This reduction principally relates to an increase in incurred losses and loss adjustment expenses.

    Physicians' claims department staff continues to process the runoff of the remaining MPL loss and loss adjustment expense claims which is progressing routinely. At March 31, 1999, MPL reserves totaled $59.2 million, net of reinsurance and discount. This compares to $60.9 million at December 31, 1998. MPL loss and LAE reserves continue to decline as a result of the disposition of claims.

                     MPL INSURANCE -- LOSS AND LAE RESERVES

                                            March 31,     December 31,
                                             1999             1998
                                            --------        -------
                                                   (in millions)
          Direct Reserves                   $  94.9         $  97.1
          Ceded Reserves                      (27.7)          (27.7)
          Discount of Net Reserves             (8.0)           (8.5)
                                            -------         -------
               Net MPL Reserves             $  59.2         $  60.9
                                            =======         =======


    Although MPL reserves are certified annually by two independent actuaries, as required by Ohio insurance regulations, significant fluctuations in reserve levels can occur based upon a number of variables used in actuarial projections of ultimate incurred losses and LAE.

OTHER OPERATIONS

    OTHER OPERATIONS consists principally of Summit Global Management's (Summit) investment management operations.

    Revenues (charges) and pre-tax losses from other operations are summarized below:


                                OTHER OPERATIONS

                                                                 Three Months Ended March 31,
                                                                     1999           1998
                                                                    ------         ------
                                                                       (in millions)
          Revenues (Charges) from Other Operations:
          -----------------------------------------
             Investment Management Services                         $  0.2         $  0.3
               Less:  Intercompany Portfolio Mgmt. Charges            (0.1)          (0.1)
             Other                                                     0.1
                                                                    ------         ------
                    Revenues from Other Operations                  $  0.2         $  0.2
                                                                    ======         ======

          Other Operations-Loss Before Tax:
          ---------------------------------
               Intercompany Portfolio Mgmt. Charges                   (0.1)          (0.1)
                                                                    ------         ------
                   Other Operations-Loss Before Tax                 $ (0.1)        $ (0.1)
                                                                    ======         ======

    Revenues from OTHER OPERATIONS for the first quarter of 1999 were approximately the same as those of the first quarter of 1998 at $0.2 million. Summit's revenues declined by approximately $81,000 in the first three months of 1999 compared to those of the comparable 1998 period.

    OTHER OPERATIONS recorded $0.1 million in losses before taxes for the 1999 and 1998 first quarters.

DISCONTINUED OPERATIONS

    The Company completed its disposal of the operations of American Physicians Life Insurance Company ("APL"), the Company's former life and health insurance subsidiary on December 4, 1998. During the first three months of 1998, the discontinued operations reported revenue of $2.2 million and pre-tax income of approximately $62,000. SEE NOTE 2, "DISCONTINUED OPERATIONS."

LIQUIDITY AND CAPITAL RESOURCES - THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

    Operating activities used $9.2 million during the first quarter of 1999 compared to cash provided of $694,000 during the same period of 1998. The increase in cash used by operations was caused primarily by operating expenses, claims and LAE payments (both property and casualty and MPL) and a reduction in premiums received.

    Cash flow from investing activities used $7.6 million during the first three months of 1999 compared to $6.8 million of cash provided during 1998. During the first quarter of 1999, the Company purchased an additional 5.9 million shares of Australian Oil and Gas for $6.3 million, increasing its ownership to approximately 14.9%. In addition, 70,000 shares of Jungfraubahn Holding AG were purchased for $10.8 million. This acquisition was financed with $3.7 million in cash and $7.1 million of borrowings. The sale and maturity of investments provided $6.6 million during the 1999 quarter. Cash provided by investing activities during the first quarter of 1998 included proceeds from the sale of investments of $9.8 million offset by purchases of surface, water and mineral rights of $1.8 million.

    Financing activities during 1999 used cash of $292,000 for the purchase of the Company's common stock. In addition, the Company borrowed $7.1 million to purchase additional shares of Jungfraubahn Holding AG. There were no financing activities that provided or used cash during the same period in 1998.

    At March 31, 1999, the Company had no significant commitments for capital expenditures, other than in the ordinary course of business and as discussed herein.

    Vidler will fund its commitment under its agreement with Semitropic for water storage (see Note 5). The $2.4 million payment, due in November is required annually through the year 2008. In addition, the Company is committed to maintaining Sequoia's capital and statutory policyholder surplus at a minimum of $7.5 million. At March 31, 1999, Sequoia was well above this level. The Company is also committed to maintaining Sequoia's Best Rating at or above the "B++" (Very Good) level, which may at some time in the future require additional capital infusions into Sequoia.

CAPITAL RESOURCES

    The Company's principal source of funds are its available cash resources of $54.7 million at March 31, 1999, operating cash flows, liquidation of non-essential investment holdings, borrowings, public and private debt offerings, and investment management, policy premiums and other fees.


THE COMPANY'S STATE OF READINESS FOR THE YEAR 2000

     The Company continues to progress in its efforts to define the scope and magnitude of the Year 2000 ("Y2K") problem and to execute its plans to ensure information technology and non-information technology systems are Y2K compliant.

     The initial phase of planning, inventorying and evaluating all information technology systems, and non-information technology systems and their components, for Y2K compliance is approximately 95% complete. The evaluation has not disclosed any significant Y2K processing difficulties or concerns. The focus has primarily been on the insurance operations of the Company because of the custom applications software used to process insurance policies, policy claims, and insurance underwriting. Fortunately, the majority of the non-insurance information and non-information technology systems are Y2K compliant and do not require any significant alterations. The focus of remediation is on the insurance specific applications.

     The second phase of the project, which primarily includes implementing corrections to remedy Y2K deficiencies, is approximately 90% complete. As noted above, the insurance systems software has been the primary focus of the efforts. To renovate the insurance systems to a Y2K ready state, the Company's internal information systems staff is re-writing lines of existing code to function with a four-digit date field. The Company also replaced existing DOS software with a current Y2K compliant version.

     Phase three pertains to testing and validation of each system. As hardware and software changes are made to the systems, they are tested for compliance. This phase will continue as each insurance application is reprogrammed. Despite the best efforts by management, problems will arise requiring the Company to quickly respond while there is still time. Phase four, when completed, will set forth contingency plans addressing potential business interruption and failure, is expected to be finalized during the last half of 1999.

THIRD PARTY RELATIONSHIPS

     The Company has relationships with several banks and other financial institutions and service providers that provide business information on a regular basis. In addition, the Company reports financial results on a regular basis to state and federal agencies. While these relationships are important to the Company's business, should any third parties be adversely affected by the Y2K problem, the resulting risk of business interruption should not be significant to the Company. The Company, however, has no means of ensuring that these parties will be Year 2000 ready. The inability of those parties to complete their Y2K readiness process could materially impact the Company.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     The financial impact of making the required systems changes has not been material, nor is it expected to be material, to the Company's consolidated financial position, results of operations or cash flows. The Company has incurred approximately $85,000 for hardware and computer programming. The Company expects to incur another $40,000 to $60,000 to complete the project.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES AND CONTINGENCY PLANS

     A reasonable, most likely worst case scenario of the Y2K impact would be a slow down in internal and external reporting, and insurance related processing of policies, claims and underwriting functions. It is unlikely the Company would experience any material business cessation or significant business disruption.

     The Company is completing its specific plans to continue operations in case of unexpected delays in completing remediation or if Y2K problems impact the Company in unforeseen ways. It appears many business systems could function manually for a limited amount of time. The Company anticipates completing its contingency plan during the last half of 1999. Overall, the Company is approximately 90% through its Y2K project.

                                  RISK FACTORS

     In addition to the risks and uncertainties discussed in the preceding sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this document, the following risk factors should be considered carefully in evaluating PICO and its business. The statements contained in this prospectus that are not purely historical are forward-looking statements within the meaning of Section 27A of the Exchange Act, including statements regarding our expectations, beliefs, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

IF WE DO NOT SUCCESSFULLY LOCATE, SELECT AND MANAGE INVESTMENTS AND ACQUISITIONS OR IF OUR INVESTMENTS OR ACQUISITIONS OTHERWISE FAIL OR DECLINE IN VALUE, OUR FINANCIAL CONDITION COULD SUFFER

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

WE MAY MAKE INVESTMENTS AND ACQUISITIONS THAT MAY YIELD LOW OR NEGATIVE RETURNS FOR AN EXTENDED PERIOD OF TIME, WHICH COULD NEGATIVELY IMPACT OUR FINANCIAL CONDITION

     We generally make strategic investments and acquisitions that tend to be long term in nature. We invest in businesses that we believe to be undervalued or may benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with our existing operations. We make investments for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This may involve restructuring of the financing or management of the entities in which we invest and initiating or facilitating mergers and acquisitions. These processes can consume considerable amounts of time and resources. Consequently, costs incurred as a result of these investments and acquisitions may exceed their revenues and/or market value appreciation for an extended period of time until we are able to develop the potential of these investments and acquisitions and increase the revenues, profits and/or market values of these investments. Ultimately, however, we may not be able to develop the potential of these assets that we anticipated. We may not be able to develop acceptable revenue streams and investment returns. We may lose part or all of our investment in these assets. The negative impacts on cash flows, income, assets and shareholders' equity may be temporary or permanent.

IF MEDICAL MALPRACTICE INSURANCE CLAIMS TURN OUT TO BE GREATER THAN THE RESERVES WE ESTABLISH TO PAY THEM, OUR FINANCIAL CONDITION COULD SUFFER

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

     Physicians Insurance Company of Ohio and The Professionals Insurance Company have established reserves to cover losses on claims incurred under the medical malpractice liability policies including not only those claims reported to date, but also those that may have been incurred but not yet reported. The reserves for losses are estimates based on various assumptions and, in accordance with Ohio law, have been discounted to reflect the time value of money. These estimates are based on actual and industry experience and assumptions and projections as to claims frequency, severity and inflationary trends and settlement payments. In accordance with Ohio law, Physicians Insurance Company of Ohio and The Professionals Insurance Company annually obtain a certification from an independent actuary that their respective reserves for losses are adequate. They also obtain a concurring actuarial opinion. Due to the inherent uncertainties in the reserving process, there is a risk that Physicians Insurance Company of Ohio's and The Professionals Insurance Company's reserves for losses could prove to be inadequate. This could result in a decrease in income and shareholders' equity. If we underestimate our reserves, they could reach levels which are lower than required by law.

     Reserves are money that we set aside to pay insurance claims. We strive to establish a balance between maintaining adequate reserves to pay claims while at the same time using our cash resources to invest in new companies.

IF WE UNDERESTIMATE THE AMOUNT OF INSURANCE CLAIMS, OUR FINANCIAL CONDITION COULD BE MATERIALLY MISSTATED AND OUR FINANCIAL CONDITION COULD SUFFER

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

     The inherent uncertainties in estimating loss reserves are greater for some insurance products than for others, and are dependent on:

         o        the length of time in reporting claims;
         o        the diversity of historical losses among claims;
         o the amount of historical information available during the estimation process;
         o the degree of impact that changing regulations and legal precedents may have on open claims; and
         o        the consistency of reinsurance programs over time.

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

STATE REGULATORS COULD TAKE OVER OUR INSURANCE SUBSIDIARIES IF WE FAIL TO MAINTAIN ADEQUATE RESERVE LEVELS

     In the past few years, the National Association of Insurance Commissioners has developed risk-based capital measurements for both property and casualty and life and health insurers. These measurements prescribe the reserve levels that insurance companies must maintain. The Commissioners have delegated to the state regulators varying levels of authority based on the adequacy of an insurer's reserves. The insurance companies' reserve levels are reported annually in their statutory annual statements to the insurance departments.

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

WE MAY BE INADEQUATELY PROTECTED AGAINST MAN MADE AND NATURAL CATASTROPHES, WHICH COULD CAUSE OUR FINANCIAL CONDITION TO SUFFER

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

OUR INSURANCE SUBSIDIARIES COULD BE DOWNGRADED, WHICH WOULD NEGATIVELY IMPACT OUR BUSINESS

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

     Our insurance subsidiaries are currently rated as follows:

          o   Sequoia Insurance Company                B++ (Very Good)
          o   Citation Insurance Company               B+ (Very Good)
          o   Physicians Insurance Company of Ohio     NR-3 (rating procedure
                                                       inapplicable)
          o   The Professionals Insurance Company      NR-3 (rating procedure
                                                       inapplicable)

POLICY HOLDERS MAY NOT RENEW THEIR POLICIES, WHICH COULD CAUSE OUR FINANCIAL CONDITION TO SUFFER

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

WE ARE DIRECTLY IMPACTED BY INTERNATIONAL AFFAIRS, WHICH COULD NEGATIVELY IMPACT OUR FINANCIAL CONDITION

     As a result of global investment diversification, our business, financial condition, results of operations and cash flows may be adversely affected by:

          o      exposure to fluctuations in exchange rates;
          o      the imposition of governmental controls;
          o the need to comply with a wide variety of foreign and U.S. export laws;
          o      political and economic instability;
          o      trade restrictions;
          o      changes in tariffs and taxes;
          o      volatile interest rates;
          o      changes in certain commodity prices;
          o exchange controls which may limit our ability to withdraw money;
          o      the greater difficulty of administering business overseas; and
          o      general economic conditions outside the United States.

OUR COMMON STOCK PRICE MAY BE LOW WHEN YOU WANT TO SELL YOUR SHARES

   The trading price of our common stock has historically been, and is expected to be, subject to fluctuations. The market price of the common stock may be significantly impacted by:

          o      quarterly variations in financial performance;
          o shortfalls in revenue or earnings from levels forecast by securities analysts;
          o      changes in estimates by such analysts;
          o      product introductions;
          o      our competitors' announcements of extraordinary events such as
          o      acquisitions;
          o      litigation; and
          o      general economic conditions.

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


WE MAY NOT BE ABLE TO RETAIN KEY MANAGEMENT PERSONNEL WE NEED TO SUCCEED, WHICH COULD CAUSE OUR FINANCIAL CONDITION TO SUFFER

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

OUR CHARTER DOCUMENTS MAY INHIBIT A TAKEOVER, PREVENTING YOU FROM RECEIVING A PREMIUM ON YOUR SHARES

     The Board of Directors has authority to issue up to 2 million shares of preferred stock and to fix the rights, preference, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. Your rights as common stock holders will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of PICO. Furthermore, such preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the common stock.

WE ARE SUBJECT TO YEAR 2000 RISKS FOR WHICH WE MAY NOT BE PREPARED, WHICH COULD NEGATIVELY IMPACT OUR FINANCIAL CONDITION

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

     We continue to progress in our efforts to define the scope and magnitude of the Year 2000 ("Y2K") problem and to execute our plans to ensure information technology and non-information technology systems are Y2K compliant.

     The initial phase of planning, inventorying and evaluating all information technology systems, and non-information technology systems and their components, for Y2K compliance is approximately 95% complete. The evaluation has not disclosed any significant Y2K processing difficulties or concerns. The focus has primarily been on our insurance operations because of the custom applications software used to process insurance policies, policy claims, and insurance underwriting. Fortunately, the majority of the non-insurance information and non-information technology systems are deemed Y2K compliant and do not require any significant alterations. The focus of remediation is on the insurance specific applications.

    The second phase of the project, which primarily includes implementing corrections to remedy Y2K deficiencies, is approximately 90% complete. As noted above, the insurance systems software has been the primary focus of the efforts. To renovate the insurance systems to a Y2K ready state, our internal information systems staff is re-writing lines of existing code to function with a four-digit date field. We also replaced existing DOS software with a current Y2K compliant version.

     Phase three pertains to testing and validation of each system. As hardware and software changes are made to the systems, they are tested for compliance. This phase will continue as each insurance application is reprogrammed. Despite the best efforts by management, problems will arise requiring us to quickly respond while there is still time. Phase four, when completed, will set forth contingency plans addressing potential business interruption and failure, is expected to be finalized during the last half of 1999.

THIRD PARTY RELATIONSHIPS

     We have relationships with several banks and other financial institutions and service providers that provide business information on a regular basis. In addition, we report financial results on a regular basis to state and federal agencies. While these relationships are important to our business, should any third parties be adversely affected by the Y2K problem, the resulting risk of business interruption should not be significant to us. We, however, have no means of ensuring that these parties will be Year 2000 ready. The inability of those parties to complete their Y2K readiness process could materially impact our business.


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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's balance sheet includes a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans and equity price risk as it relates to its marketable equity securities. In addition, the Company is also subject to interest rate risk at the time of refinancing as it relates to its mandatorily redeemable Preferred Securities. The Company's bank debt is short-term in nature as the Company generally secures rates for periods ranging from one to six months and therefore approximates fair value. The Company's market risk sensitive instruments are entered into for purposes other than trading. At December 31, 1998, the Company had $346.6 million of fixed maturity securities and mortgage loans and $71.7 million of marketable equity securities that were subject to market risk. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. In addition, the Company has the ability to hold its maturity investments until maturity and therefore would not expect to recognize a material adverse impact on income or cash flows.

     The Company's Preferred Securities of $94.875 million at December 31, 1998, mature in August 2027 and are redeemable at the Company's option in August 2002. The Company will continue to monitor the interest rate environment and evaluate refinancing opportunities as the redemption and maturity date approaches.

     The Company uses two models to analyze the sensitivity of its market risk assets and liabilities. For its fixed maturity securities, mortgage loans and mandatorily redeemable Preferred Securities, the Company uses duration modeling to calculate changes in fair value. For its marketable equity securities, the Company uses a hypothetical 20% decrease in the fair value of these securities. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because fair values of securities may be affected by credit concerns of the issuer, prepayment speeds, liquidity of the security and other general market conditions. The sensitivity analysis duration model used by the Company produces a loss in fair value of $19.0 million on its fixed maturity securities and mortgage loans and a gain in fair value of $8.7 million on its mandatorily redeemable Preferred Securities, based on a 100 basis point increase in interest rates.

     The hypothetical 20% decrease in fair value of the Company's marketable equity securities produces a loss in fair value of $14.3 million.



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




                                       PICO HOLDINGS, INC.


Dated:  May 17, 1999                   By: /s/ Gary W. Burchfield
                                          ------------------------
                                          Gary W. Burchfield
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                            Officer)

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

                  * 10.8  Flexible Benefit Plan

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