Form 10-Q/A
period 1999-03-31
PICO HOLDINGS INC /NEW
filed 1999-05-19
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-Q/A

                               AMENDMENT NO. 1 TO

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

     For the Transition Period from __________________ to __________________

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

                                 FORM 10 - Q/A
                                AMENDMENT NO. 1


     The undersigned registrant hereby amends Item 3, QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK, of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 to read in full as follows:

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's balance sheet includes a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The Company's bank debt is short-term in nature as the Company generally secures rates for periods of approximately one to two years and therefore approximates fair value. At March 31, 1999, the Company had $31.5 million of fixed maturity securities and mortgage loans, $71.5 million of marketable equity securities that were subject to market risk, and $38.6 million of investments denominated in foreign currencies, primarily Swiss Francs. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

     The Company uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage loans, the Company uses duration modeling to calculate changes in fair value. For its marketable securities the Company uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies the Company uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of a securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $300,000 on its fixed securities and mortgage loans. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produced a loss in fair value of $12.2 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of the Company's foreign denominated investments produced a loss of $6.2 million that would impact the unrealized appreciation and foreign currency translation in shareholders' equity.

                                  FORM 10 - Q/A

                                 AMENDMENT NO. 1


                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PICO HOLDINGS, INC.

Dated:  May 19, 1999             By: /s/ Gary W. Burchfield
                                    ----------------------------------
                                    Gary W. Burchfield
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)