Form 10-Q
period 1999-06-30
PICO HOLDINGS INC /NEW
filed 1999-08-13
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from _______________ to _______________

                         Commission File Number: 0-18786

                               PICO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                            94-2723335

  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                         875 PROSPECT STREET, SUITE 301
                           LA JOLLA, CALIFORNIA 92037
                                 (858) 456-6022

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 13,448,533 as of June 30, 1999. As of such date, 4,394,127 shares of common stock were held by the registrant and subsidiaries of the registrant.

                                            PICO HOLDINGS, INC.

                                                 FORM 10-Q

                                             TABLE OF CONTENTS

                                                                                                  PAGE NO.
                                                                                                  --------
PART I:  FINANCIAL INFORMATION

         Item 1:    Financial Statements

                    Consolidated Balance Sheets as of                                                 3
                    June 30, 1999 and December 31, 1998

                    Consolidated Statements of Operations                                             4
                    for the Three and Six Months Ended June 30, 1999 and 1998

                    Consolidated Statements of Cash Flows for                                         5
                    the Six Months Ended June 30, 1999 and 1998

                    Notes to Consolidated Financial Statements                                        6

         Item 2:    Management's Discussion and Analysis of Financial                                10
                    Condition and Results of Operations

         Item 3:    Quantitative and Qualitative Disclosure About Market Risk                        26



PART II:  OTHER INFORMATION

         Item 4:    Submission of Matters to a Vote of Security Holders                              27

         Item 6:    Exhibits and Reports on Form 8-K                                                 27

         Signature                                                                                   28

PART I:     FINANCIAL INFORMATION
ITEM I:     FINANCIAL STATEMENTS

                                        PICO HOLDINGS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,         December 31,
                                                                                        1999               1998
                                                                                    ------------       ------------
                                                                                     (Unaudited)
                                    ASSETS
Investments                                                                         $137,187,677       $117,150,365
Cash and cash equivalents                                                             55,637,620         71,654,196
Accrued investment income                                                                983,917          1,295,550
Premiums and other receivables, net                                                   10,077,526         10,414,017
Reinsurance receivables                                                               58,436,280         55,624,830
Prepaid deposits and reinsurance premiums                                              1,306,581          2,187,387
Deferred policy acquisition costs                                                      5,098,212          5,548,634
Surface, water, geothermal and mineral rights                                        114,782,977        116,653,211
Property and equipment, net                                                            1,449,648          1,851,502
Income taxes receivable                                                                4,133,384          6,522,454
Other assets                                                                           7,343,796          7,011,957
                                                                                    ------------       ------------
         Total assets                                                               $396,437,618       $395,914,103
                                                                                    ============       ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses, net of discount                         $146,022,492       $155,020,696
Unearned premiums                                                                     18,101,299         20,804,432
Reinsurance balance payable                                                           12,793,054         12,068,890
Deferred gain on retroactive reinsurance                                               1,800,994          1,800,994
Other liabilities                                                                      8,657,371         11,402,000
Bank and other borrowings                                                             12,732,435          8,966,707
Deferred income taxes                                                                  9,645,476          7,258,949
Excess of fair value of net assets acquired over purchase price                        4,212,558          4,496,551
                                                                                    ------------       ------------
       Total liabilities                                                             213,965,679        221,819,219
                                                                                    ------------       ------------
Commitments and Contingencies (Note 5)


Preferred stock, $.01 par value, authorized 2,000,000 shares, none issued
Common stock, $.001 par value; authorized 100,000,000 shares, issued and outstanding 13,448,533 at June 30, 1999 and 13,328,770 at December
  31, 1998                                                                                13,449             13,329
Additional paid-in capital                                                           186,004,827        183,154,588
Retained earnings                                                                     76,018,914         76,562,974
Accumulated other comprehensive loss                                                  (1,735,616)        (8,097,965)
Treasury stock, at cost (4,394,127 common shares in 1999 and 4,380,780 in 1998)      (77,829,635)       (77,538,042)
                                                                                    ------------       ------------
         Total shareholders' equity                                                  182,471,939        174,094,884
                                                                                    ------------       ------------
                 Total liabilities and shareholders' equity                         $396,437,618       $395,914,103
                                                                                    ============       ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                               PICO HOLDINGS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                                             1999            1998           1999           1998
                                                                          -----------     -----------    -----------   -----------
Revenues:
     Premium income                                                       $ 8,526,934     $ 8,455,012    $17,081,908   $17,593,463
     Net investment income                                                  1,258,276       1,805,005      3,172,630     5,180,680
     Net realized gain on investments                                       3,115,975       1,970,236      2,771,580     2,569,679
     Other income                                                           1,626,887       1,423,978      2,011,890     2,044,476
                                                                          -----------     -----------    -----------   -----------
             Total revenues                                                14,528,072      13,654,231     25,038,008    27,388,298
                                                                          -----------     -----------    -----------   -----------

Expenses:
     Loss and loss adjustment expenses                                      5,575,576       5,665,910     12,091,602    13,661,078
     Insurance underwriting and other expenses                              6,129,555       6,522,032     12,461,352    12,516,624
                                                                          -----------     -----------    -----------   -----------
              Total expenses                                               11,705,131      12,187,942     24,552,954    26,177,702
                                                                          -----------     -----------    -----------   -----------

     Equity in losses of investee                                            (404,630)       (284,428)      (624,517)     (486,821)
                                                                          -----------     -----------    -----------   -----------

        Income (loss) from continuing operations before
             income taxes and minority interest                             2,418,311       1,181,861       (139,463)      723,775

     Provision (benefit) for federal, foreign and state income taxes          831,654        (296,152)       404,597       929,638
                                                                          -----------     -----------    -----------   -----------

      Income (loss) from continuing operations before minority interest     1,586,657       1,478,013       (544,060)     (205,863)

      Minority interest in (income) loss of subsidiary                                       (499,118)                     206,116
                                                                          -----------     -----------    -----------   -----------

         Income (loss) from continuing operations                           1,586,657         978,895       (544,060)          253

     Income from discontinued operations, net of income tax
         provision of $35,000 and $44,000 for the three and six
         months of 1998, respectively                                                         103,367                      154,622
                                                                          -----------     -----------    -----------   -----------

     Net income (loss)                                                    $ 1,586,657     $ 1,082,262    $  (544,060)  $   154,875
                                                                          ===========     ===========    ===========   ===========

    Net income (loss) per common share - basic:
             Continuing operations                                        $      0.18     $      0.16    $     (0.06)  $      0.00
             Discontinued operations                                                             0.02                         0.02
                                                                          -----------     -----------    -----------   -----------
                 Net income (loss) per common share                       $      0.18     $      0.18    $     (0.06)  $      0.02
                                                                          ===========     ===========    ===========   ===========
                 Weighted average shares outstanding                        8,938,693       6,019,817      8,942,550     6,302,401
                                                                          ===========     ===========    ===========   ===========

    Net income (loss) per common share - diluted:
             Continuing operations                                        $      0.17     $      0.16    $     (0.06)  $      0.00
             Discontinued operations                                                             0.01                         0.02
                                                                          -----------     -----------    -----------   -----------
                 Net income (loss) per common share                       $      0.17     $      0.17    $     (0.06)  $      0.02
                                                                          ===========     ===========    ===========   ===========
                 Weighted average shares outstanding                        9,458,320       6,254,573      8,942,550     6,540,264
                                                                          ===========     ===========    ===========   ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                               PICO HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Six Months Ended June 30,
                                                                         1999              1998
                                                                     ------------      -----------
OPERATING ACTIVITIES
       Net cash used in operating activities                         $(16,776,599)     $(2,963,657)
                                                                     ------------      -----------

INVESTING ACTIVITIES:
       Purchases of investments                                       (22,159,500)      (9,176,347)
       Proceeds from sale of investments                               10,317,103       14,409,318
       Proceeds from maturity of investments                            2,065,669           25,000
       Proceeds from the sale of real estate                            2,741,980           92,375
       Proceeds from the sale of property and equipment                                     11,048
       Purchases of property and equipment                                (71,639)        (302,037)
       Advances to affiliate                                             (571,817)        (476,677)
       Purchases of surface, water and mineral rights                    (897,547)        (934,287)
       Other investing activities, net                                                  (2,230,902)
                                                                     ------------      -----------
             Net cash provided by (used in) investing activities       (8,575,751)       1,417,491
                                                                     ------------      -----------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                          6,704,451
      Proceeds from exercise of warrants                                2,850,359
      Purchase of treasury stock                                         (291,593)
                                                                     ------------      -----------
             Net cash provided by financing activities                  9,263,217
                                                                     ------------      -----------

Effect of exchange rate changes on cash                                    72,557         (456,308)
                                                                     ------------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (16,016,576)      (2,002,474)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         71,654,196       56,435,786
                                                                     ------------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 55,637,620      $54,433,312
                                                                     ============      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for:
          Income taxes                                                                 $   440,000
                                                                                       ===========
          Interest                                                   $    166,000
                                                                     ============
Non-Cash Investing and Financing Activities:
          Borrowings settled in exchange for land deed               $  5,000,000
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

          In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of June 30, 1999 and December 31, 1998 and results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998 have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

          These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations and Risks and Uncertainties contained in the Company's Annual Reports on Form 10-K for the year ended December 31, 1998 as filed with the SEC.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, deferred policy acquisition costs, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 1999 and December 31, 1998, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

          Following is an unaudited summary of APL's stand alone financial results for the three and six months ended June 30, 1998 included in the statements of operations as discontinued operations:

                                                   Three              Six
                                                Months Ended      Months Ended
                                                June 30, 1998     June 30, 1998
                                                -------------     -------------
               Total revenues                     $2,197,142       $4,360,121
               Income before taxes                   138,367          198,622
               Net income                            103,367          154,622
               Net income per share - diluted     $     0.01       $     0.02

3.   EARNINGS (LOSS) PER SHARE

          The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the new method of reporting earnings per share ("EPS") for the year ended December 31, 1997. For the six months ended June 30, 1999 1,097,000 common stock options and 103,000 warrants were excluded from the calculations because their effects were anti-dilutive. The following is a reconciliation of basic and diluted EPS.

                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                        1999           1998          1999            1998
                                                     ----------     ----------     ---------      ----------
Net income (loss)                                    $1,586,657     $1,082,262     $(544,060)     $  154,875
                                                     ==========     ==========     =========      ==========
Basic earnings (loss) per share                      $     0.18     $     0.18     $   (0.06)     $     0.02
                                                     ==========     ==========     =========      ==========

Basic weighted average common shares outstanding      8,938,693      6,019,817     8,942,550       6,302,401
Options                                                 519,627        234,756          --           237,863
                                                     ----------     ----------     ---------      ----------

Diluted weighted average common and
        common equivalent shares outstanding          9,458,320      6,254,573     8,942,550       6,540,264
                                                     ==========     ==========     =========      ==========
Diluted earnings (loss) per share                    $     0.17     $     0.17     $   (0.06)     $     0.02
                                                     ==========     ==========     =========      ==========

          On June 30, 1999, 119,763 PICO common stock warrants were exercised at $23.80 per share for a total of $2.9 million. The remaining warrants expired on June 30, 1999.

4.   COMPREHENSIVE INCOME (LOSS)

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established requirements for disclosure of comprehensive income. The Company adopted the new standard for the year ended December 31, 1998, and has reclassified previous financial statements to conform to the new presentation. In addition to net income, comprehensive income includes foreign currency translation and unrealized holding gains and losses on available for sale securities, which prior to adoption were reported separately in shareholders' equity.

          The components of comprehensive income (loss) are as follows:

                                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                              1999             1998            1999            1998
                                                           -----------      ----------      ----------      -----------
Comprehensive income (loss):
  Net income (loss)                                        $ 1,586,657      $1,082,262      $ (544,060)     $   154,875
  Net change in unrealized appreciation (depreciation)
    on available for sale investments                       (6,915,586)        454,125       4,812,260          324,158
  Net change in foreign currency translation                  (442,243)       (835,495)      1,550,089       (1,033,275)
                                                           -----------      ----------      ----------      -----------
Total comprehensive income (loss)                          $(5,771,172)     $  700,892      $5,818,289      $  (554,242)
                                                           ===========      ==========      ==========      ===========

          Comprehensive income (loss) is net of deferred income tax benefits of $3.6 million and deferred income tax expense of $3 million for the three and six months ended June 30, 1999, respectively, and deferred income tax expense of $244,000 and $174,000 for the three and six months ended June 30, 1998, respectively.

          The components of accumulated comprehensive income (loss) are as follows:

                                              June 30,        December 31,
                                                1999              1998
                                             -----------      ------------
Accumulated other comprehensive loss:
  Unrealized appreciation (depreciation)
    on available for sale investments        $ 1,907,673      $(2,904,587)
  Foreign currency translation                (3,643,289)      (5,193,378)
                                             -----------      -----------
Accumulated other comprehensive loss         $(1,735,616)     $(8,097,965)
                                             ===========      ===========

          The components of accumulated comprehensive income (loss) are net of deferred income tax expense of $983,000 at June 30, 1999 and a deferred income tax benefit of $1.5 million at December 31, 1998.

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

          On January 10, 1997, Global Equity Corporation ("GEC"), a wholly-owned subsidiary, commenced an action in British Columbia against MKG Enterprises Corp. ("MKG"), Vignoble Wines Agency Inc. ("Vignoble") to enforce repayment of a $5 million loan made by GEC to MKG. On the same day, the Supreme Court of British Columbia granted an order preventing MKG from disposing of certain assets pending resolution of the action. GEC subsequently brought a motion to have a receiver-manager appointed for MKG and Vignoble, which motion has been adjourned. In addition, in March 1999 GEC filed an action in the Supreme Court of British Columbia against a third party. This action states the third party had fraudulently entered into loan agreements with MKG. Accordingly, under this action GEC is claiming damages from the third party and seeking an order restraining the third party from taking any further action in connection with MKG's assets.

          In connection with the sale of their interests in Nevada Land and Resource Company, LLC ("NLRC") by the former members, a limited partnership agreed to act as consultant to NLRC in connection with the maximization of the development, sales, leasing, royalties or other disposition of land, water, mineral and oil and gas rights with respect to certain property owned in Nevada. In exchange for these services, the partnership was to receive from NLRC a consulting fee calculated as 50% of any net proceeds that NLRC actually receives from the sale, leasing or other disposition of all or any portion of the Nevada property or refinancing of the Nevada property provided that NLRC has received such net proceeds in a threshold amount equal to the aggregate of: (i) the capital investment by GEC and the Company in the Nevada property, (ii) a 20% cumulative return on such capital investment, and (iii) a sum sufficient to pay the United States federal income tax liability, if any, of NLRC in connection with such capital investment. Either party could terminate this consulting agreement in April 2002 if the partnership had not received or become entitled to receive by that time any amount of the consulting fee. No payments have been made under this agreement through June 30, 1999. By letter dated March 13, 1998, NLRC gave notice of termination of the consulting agreement based on NLRC's determination of default by the partnership under the terms of the agreement. In November 1998, the partnership sued NLRC for wrongful termination of the consulting contract. On March 12, 1999, NLRC filed a cross-complaint against the partnership for breach of written contract, breach of fiduciary duty and seeking declaratory relief. The litigation is still pending.

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

7.   SEGMENT REPORTING

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for disclosure about operating segments in annual statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The Company adopted this new accounting standard beginning with the December 31, 1998 financial statements.

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

          The following is a detail of revenues by segment from continuing operations:

                                                          Three Months Ended June 30,      Six Months Ended June 30,
                                                             1999            1998            1999            1998
                                                          -----------     -----------     -----------     -----------
Investment Operations                                     $ 2,932,847     $ 1,922,297     $ 2,657,846     $ 3,821,261
Surface, Water and Mineral Rights                             875,941         407,764       1,241,784         578,595
Property and Casualty Insurance                             9,917,556      10,316,051      19,665,479      21,107,560
Medical Professional Liability Insurance                      634,485         489,373       1,182,565       1,189,617
Other Operations                                              167,243         518,746         290,334         691,265
                                                          -----------     -----------     -----------     -----------
         Total Revenues-Continuing Operations             $14,528,072     $13,654,231     $25,038,008     $27,388,298
                                                          ===========     ===========     ===========     ===========

          The following is a detail of segment profit (loss) from continuing operations before taxes and minority interest:

                                                          Three Months Ended June 30,      Six Months Ended June 30,
                                                             1999            1998            1999            1998
                                                          -----------     -----------     -----------     -----------
Investment Operations                                     $ 1,532,615     $   374,527     $  (189,964)    $   911,537
Surface, Water and Mineral Rights                              77,992        (306,005)       (452,469)       (740,644)
Property and Casualty Insurance                             1,111,293       1,414,666       1,346,001       1,010,755
Medical Professional Liability Insurance                     (208,350)       (353,943)       (693,986)       (426,194)
Other Operations                                              (95,239)         52,616        (149,045)        (31,679)
                                                          -----------     -----------     -----------     -----------
     Profit (Loss) Before Taxes and Minority Interest     $ 2,418,311     $ 1,181,861     $  (139,463)    $   723,775
                                                          ===========     ===========     ===========     ===========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Results of Operations -Three and Six Months Ended June 30, 1999 and 1998," "Liquidity and Capital Resources," and "Risk Factors." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's 1998 Form 10-K.

RESULTS OF OPERATIONS -- THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

SUMMARY

     PICO Holdings, Inc. and consolidated subsidiaries reported net income of $1.6 million, or $0.18 per share, for the quarter ended June 30, 1999, compared to income of $1.1 million, or $0.18 per share, during the second quarter of 1998. For the six month period ended June 30, 1999, PICO reported a net loss of $544,000, or a loss of $0.06 per share, compared to income of $155,000, or $0.02 per share, during the first half of 1998. Per share amounts are stated as "basic" earnings per share.

     Shareholders' equity at June 30, 1999 was $182.5 million, up $8.4 million over December 31, 1998. Book value per share calculated on an undiluted basis as of June 30, 1999 was $20.15 per share, up $0.69 per share from year end 1998. These increases in shareholders' equity and book value per share resulted primarily from (1) a $4.8 million improvement in unrealized appreciation of investments, net of income tax, (2) a $1.5 million improvement in the Company's foreign currency translation adjustment in shareholders' equity principally as a result of the strength of the Swiss franc relative to the U.S. dollar, and (3) nearly $2.9 million in paid-in capital from the exercise by warrant holders of approximately 120,000 PICO common stock warrants at $23.80 per share. These increases were partially offset by the six-months loss of $544,000 and $292,000 in costs from the purchase of treasury stock. The $4.8 million appreciation of the Company's investment portfolio principally relates to its investment in PC Quote, Inc. common stock (Amex: PQT). The Company's investments in PC Quote, Inc. common stock warrants, Class A and Class B preferred stock, all of which are convertible into PC Quote, Inc. common stock, are valued at the Company's cost since these securities are not publicly traded and have no readily determinable market value.

     The $1.6 million net income for the second quarter of 1999 included $893,000 of income from Nevada Land and Resource Company, LLC ("NLRC"), compared to a $203,000 loss in 1998; $876,000 from PICO's property and casualty ("P&C") insurance operations, compared to $1.1 million in income in 1998; and $903,000 from investment operations, compared to $320,000 in 1998. These amounts were partially offset by $815,000 in losses from water rights operations, compared to a $103,000 loss in 1998, and $193,000 from the runoff of medical professional liability ("MPL") insurance operations, compared to an $89,000 loss in 1998. Included in these amounts were $3.1 million in realized investment gains in 1999 and $2.0 million in 1998. The $1.1 million improvement in NLRC's results was primarily due to increased land sales and other operating income, including a $670,000 reversal of previously accrued interest expense. Increased project costs and non-capitalizable interest expense were principally responsible for the additional losses incurred by PICO's water rights operations.

     The $544,000 net loss recorded in the first half of 1999 included $825,000 in income from NLRC, versus a $398,000 loss in 1998, and $976,000 from P&C operations, compared to $775,000 in 1998. This income was more than offset by losses of $1.3 million from water rights operations, compared to a $343,000 loss in 1998; $347,000 from investment operations, versus $241,000 of income in 1998; $592,000 from MPL operations, compared to a $207,000 loss in 1998 and $130,000 from other operations, compared to a $61,000 loss in 1998.

     Second quarter 1999 and 1998 revenues were $14.5 million and $13.7 million, respectively. Second quarter 1999 revenues included $3.1 million in realized investment gains compared to $2.0 million in 1998. Investment income for the second quarter was $1.3 million, down $547,000 from that of the 1998 second quarter, largely due to lower interest rates and a reduced level of fixed income securities. P&C premium income was slightly higher than that of the 1998 second quarter. Revenues for the first half of 1999 were $25.0 million versus $27.4 million in 1998. Reduced investment income, which was $3.2 million during the first six months of 1999 compared to $5.2 million in 1998, accounted for nearly all this difference in revenues. The 1999 six months results included realized investment gains of $2.8 million compared to $2.6 million in 1998.

     Expenses for the second quarter and first six months of 1999 were $11.7 million and $24.6 million, respectively. These amounts compare to $12.2 million and $26.2 million, respectively, during the same periods of 1998. These expense reductions primarily relate to decreases in expenses of the insurance operations. P&C expenses included strengthening of reserves of approximately $400,000 and $627,000 for the 1999 second quarter and the first six months, respectively, based upon claims experience in the artisan-contractor insurance coverage previously provided by Citation.

     Total assets of $396.4 million at June 30, 1999 increased slightly over the $395.9 million at December 31, 1998. Liabilities decreased $7.9 million, largely due to the reduction in claims reserves of the insurance companies.

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

     Operating Revenues--Continuing Operations:
     ------------------------------------------

                                                        Three Months Ended    Six Months Ended
                                                              June 30,            June 30,
                                                           1999      1998      1999      1998
                                                          -----     -----     -----     -----
                                                           (in millions)       (in millions)
Investment Operations                                     $ 2.9     $ 1.9     $ 2.7     $ 3.8
Surface, Water and Mineral  Rights                          0.9       0.4       1.2       0.6
Property and Casualty Insurance                             9.9      10.4      19.7      21.1
Medical Professional Liability Insurance                    0.6       0.5       1.2       1.2
Other Operations                                            0.2       0.5       0.2       0.7
                                                          -----     -----     -----     -----
         Total Revenues-Continuing Operations             $14.5     $13.7     $25.0     $27.4
                                                          =====     =====     =====     =====

     Income (Loss) Before Taxes and Minority Interest--Continuing Operations:
     ------------------------------------------------------------------------

                                                        Three Months Ended    Six Months Ended
                                                              June 30,            June 30,
                                                           1999      1998      1999      1998
                                                          -----     -----     -----     -----
                                                           (in millions)       (in millions)
Investment Operations                                     $ 1.5     $ 0.4     $(0.2)    $ 0.9
Surface, Water and Mineral Rights                           0.1      (0.3)     (0.5)     (0.7)
Property and Casualty Insurance                             1.1       1.4       1.4       1.0
Medical Professional Liability Insurance                   (0.2)     (0.3)     (0.7)     (0.4)
Other Operations                                           (0.1)               (0.1)     (0.1)
                                                          -----     -----     -----     -----
     Profit (Loss) Before Taxes and Minority Interest     $ 2.4     $ 1.2     $(0.1)    $ 0.7
                                                          =====     =====     =====     =====

     INVESTMENT OPERATIONS are conducted primarily by PICO, Physicians Insurance Company of Ohio ("Physicians"), GEC and Physicians Investment Company, all wholly-owned subsidiaries. The Company holds a number of investments in both publicly and privately held corporations. These investments may be passive or they may represent positions where the Company is able to exert significant influence over the operating, financing and management strategies and decisions of the corporation. The Company invests in businesses that it believes to be undervalued or may benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with existing Company operations. However, not all investment activities are included within the INVESTMENT OPERATIONS business segment. For example, investment revenues and investment income generated by Physicians are first allocated to the MEDICAL PROFESSIONAL LIABILITY INSURANCE segment based upon the amount of invested assets needed to support Physicians' outstanding insurance reserves. The remainder is classified as part of the INVESTMENT OPERATIONS business segment. (See the MEDICAL PROFESSIONAL LIABILITY INSURANCE segment below.) In addition, investment revenues and investment income generated by Sequoia and Citation are included in the PROPERTY AND CASUALTY INSURANCE business segment and those from The Professionals Insurance Company ("PRO"), in the MEDICAL PROFESSIONAL LIABILITY INSURANCE segment, and not in the INVESTMENT OPERATIONS business segment. SEE NOTE 7, "SEGMENT REPORTING."

     INVESTMENT OPERATIONS revenues were $2.7 million for the first six months of 1999 compared to $3.8 million during the first six months of 1998, a decline of $1.1 million. As shown below, 1999 realized investment gains of $3.0 million surpassed those of the first half of 1998 by $600,000. However, investment income for the first six months of 1999 allocated to INVESTMENT OPERATIONS was $1.7 million less than during the first half of 1998. This decrease in investment income assigned to INVESTMENT OPERATIONS resulted from a number of factors. First, the 1998 six-months total included a one-time $800,000 addition to investment revenues from the write down of capitalized interest related to real estate development projects which were closed out. In addition, approximately $600,000 in interest income generated by PICO and its subsidiaries through transactions within the consolidated group during the first half of 1999 ($200,000 in 1998) has been eliminated as a result of consolidation. Most of the remainder arose as a result of reduced levels of fixed income securities and invested cash and reduced interest rates.

     Investment income assigned to the INVESTMENT OPERATIONS segment was negative for the first six months and second quarter of 1999 as a result of allocations of investment income to the MEDICAL PROFESSIONAL LIABILITY INSURANCE segment. Approximately $1.1 million in investment income was allocated to the MEDICAL PROFESSIONAL LIABILITY INSURANCE segment for the first half of 1999 compared to $1.3 million during the same 1998 period and $600,000 during the second quarter of 1999 compared to $600,000 in 1998. Allocation of investment income results from the allocation of invested assets to business segments, since invested assets are not directly assigned.

     Second quarter revenues of $2.9 million surpassed those of the same 1998 period by $1.0 million. Realized investment gains were $3.1 million for the second quarter of 1998 compared to $1.9 million in the 1998 second quarter. Investment income for the second quarter of 1999 was $500,000 less than in the second quarter of 1998 due to a reduced level of interest bearing instruments and an increase in the amount of loans within the consolidated group. Other income amounted to $400,000 during the second quarter of 1999, an increase of $300,000 over the second quarter of 1998.

     Revenues (charges) from INVESTMENT OPERATIONS are summarized below:

                         INVESTMENT OPERATIONS REVENUES

                                            Three Months Ended   Six Months Ended
                                                  June 30,            June 30,
                                               1999      1998      1999     1998
                                              -----     -----     -----     ----
                                               (in millions)       (in millions)
Investment Operations Revenues (Charges):
-----------------------------------------
   Realized Investment Gains                  $ 3.1     $ 1.9     $ 3.0    $ 2.4
   Investment Income (charges)                 (0.6)     (0.1)     (0.4)     1.3
   Other Income                                 0.4       0.1       0.1      0.1
                                              -----     -----     -----    -----
       Investment Operations Revenues         $ 2.9     $ 1.9     $ 2.7    $ 3.8
                                              =====     =====     =====    =====

     At June 30, 1999, the consolidated investment portfolio contained $1.9 million, net of taxes, in unrealized gains, compared to $2.9 million in unrealized losses at December 31, 1998. Most of this $4.8 million improvement was attributable to the Company's investment in PC Quote, Inc. ("PC Quote") common stock which was valued at $2.125 per share at December 31, 1998 and $7.375 at June 30, 1999. The Company's investments in PC Quote Series A Preferred Stock, Series B Preferred Stock, and warrants to purchase PC Quote common stock do not have readily determinable market values and, therefore, are valued at their original cost basis.

     INVESTMENT OPERATIONS produced a $200,000 loss before taxes during the first half of 1999 compared to $0.9 million in income during the first half of 1998. As discussed above, most of this decline was attributable to a one-time $800,000 increase in income during the first six months of 1998 from the write-down of capitalized interest on discontinued real estate projects and reduced investment income related to changes in the mix of Physicians' investment portfolio. The first half of 1999 included approximately $600,000 of loss from PICO's equity in its investee, Conex Continental Inc. This compares to a $500,000 loss from the first six months of 1998. During the second quarter of 1999, INVESTMENT OPERATIONS produced $1.5 million in pre-tax income, compared to $400,000 in income during the same 1998 quarter. This $1.1 million increase in pre-tax income was primarily generated by realized investment gains which increased from $1.9 million during the second quarter of 1998 to $3.1 million in the 1999 second quarter.

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

     Income (loss) before tax from INVESTMENT OPERATIONS for the three and six months ended June 30, 1999 and 1998 included:

                     INVESTMENT OPERATIONS INCOME (LOSS) BEFORE TAX

                                                  Three Months Ended    Six Months Ended
                                                        June 30,            June 30,
                                                     1999      1998      1999      1998
                                                    -----     -----     -----     -----
                                                     (in millions)       (in millions)
Investment Operations Income (Loss) Before Tax:
-----------------------------------------------
   Investment Operations Income                     $ 1.9     $ 0.7     $ 0.4     $ 1.4
   Equity in Loss of Investee                        (0.4)     (0.3)     (0.6)     (0.5)
                                                    -----     -----     -----     -----
Investment Operations Income (Loss) Before Tax      $ 1.5     $ 0.4     $(0.2)    $ 0.9
                                                    =====     =====     =====     =====

SURFACE, WATER, AND MINERAL RIGHTS
----------------------------------

     There are two subsidiaries that comprise the surface, water and mineral rights segment operations: Vidler and NLRC. Vidler, a Delaware corporation, engages in the water marketing and transfer business. The business plan calls for Vidler to identify areas where water supplies are needed in the southwestern United States and then to acquire and aggregate agricultural water supplies and develop them for the use of municipalities, water districts, developers and others. In addition, Vidler develops and manages water storage to facilitate more efficient use of water primarily for use by others. Vidler has purchased or leased water rights and related assets in Colorado, Nevada, Arizona and California.

     NLRC, a limited liability company, was acquired in 1997. NLRC owns approximately 1.3 million acres of deeded land, fee-simple, located in northern Nevada, together with appurtenant surface, water and mineral rights. NLRC is actively engaged in activities it believes will maximize the property's value in relation to water rights, mineral rights and land development.

     Following is a breakdown of revenue and pre-tax income (loss) before minority interest from SURFACE, WATER, AND MINERAL RIGHTS operations for the periods shown:

                             SURFACE, WATER, AND MINERAL RIGHTS

                                                       Three Months Ended   Six Months Ended
                                                             June 30,            June 30,
                                                          1999      1998      1999      1998
                                                         -----     -----     -----     -----
                                                          (in millions)       (in millions)
Revenues - Surface, Water and Mineral Rights:
---------------------------------------------
  VIDLER:
 Operating Revenues                                      $ 0.2     $ 0.2     $ 0.3     $ 0.3
  NLRC:
 Operating Revenues                                        0.3       0.2       0.5       0.3
 Land Sales                                                0.4                 0.4
                                                         -----     -----     -----     -----
          Segment Total Revenues                         $ 0.9     $ 0.4     $ 1.2     $ 0.6
                                                         =====     =====     =====     =====

Income (Loss) Before Tax and Minority Interest:
-----------------------------------------------
   Vidler Water Company, Inc.                            $(0.8)    $(0.1)    $(1.3)    $(0.3)
   Nevada Land and Resources Company LLC                   0.9      (0.2)      0.8      (0.4)
                                                         -----     -----     -----     -----
      Income (Loss) Before Tax and Minority Interest     $ 0.1     $(0.3)    $(0.5)    $(0.7)
                                                         =====     =====     =====     =====

     Operating revenues include land leases, principally for grazing, agricultural, communications and easement purposes; water sales and leasing and other income. A portion of the lease revenue Vidler receives is from leases under a perpetual agreement. Payments for these leases are indexed to the consumer price index ("CPI"), with a 3% minimum increase per year. Currently, approximately 28% of Vidler's total revenue is subject to this type of lease. Once water rights or assets are leased in perpetuity, they cannot be leased again unless the lease is cancelled, if cancelable. Consequently, future revenue growth beyond the limits of these CPI escalators is dependent upon growth in leases not subject to perpetual agreements, development of existing assets, and acquisition of additional water rights and water related assets for subsequent lease or sale. The sale of water rights or assets reduces future revenue streams from water rights and assets until those assets can be replaced.

     Revenues from SURFACE, WATER, AND MINERAL RIGHTS operations for the six months ended June 30, 1999 doubled over those of the same 1998 period, increasing from $600,000 to $1.2 million. As shown above, all of the increase in revenues was provided by NLRC, including a $400,000 increase in land sales. Vidler's revenues remained constant at $300,000. For the second quarter, revenues increased $500,000 or 125% over the second quarter of 1998 to $900,000. Once again, this increase was due to NLRC, primarily from land sales.

     SURFACE, WATER, AND MINERAL RIGHTS operations for the half of 1999 resulted in a $500,000 loss before taxes and minority interest, compared to a $700,000 loss during the same 1998 six month period. Operating and overhead expenses exceeded Vidler's revenues during the first half and second quarter of 1999 resulting in losses of $1.3 million and $800,000, respectively. Vidler produced losses of $300,000 and $100,000, respectively, during the same 1998 periods. Most of the increase in overhead expenses relates to increased interest expense, salaries and benefits related to the acquisition of additional assets.

     NLRC produced profits of $800,000 and $900,000 for the first half and second quarter of 1999, respectively. This compares to losses of $400,000 and $200,000, respectively, during the same 1998 periods. As evidenced by the revenues from land sales shown above, NLRC continues to actively market selected non-strategic parcels of land.

     During the second half of 1999, NLRC settled $5 million of outstanding borrowings by exchanging the particular land deed which was collateral for the note.

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

     As shown below, earned premiums made up most of the PROPERTY AND CASUALTY INSURANCE segment revenues. Premiums are earned pro-rata throughout the year according to the coverage dates of the underlying policies:

                              PROPERTY AND CASUALTY INSURANCE

                                                    Three Months Ended    Six Months Ended
                                                          June 30,            June 30,
                                                       1999      1998      1999      1998
                                                      -----     -----     -----     -----
P & C Insurance Revenues (Charges):                    (in millions)       (in millions)
-----------------------------------
     Earned Premiums - Sequoia                        $ 4.3     $ 4.4     $ 8.6     $ 9.0
     Earned Premiums - Citation                         4.3       4.4       8.6       8.8
     Investment Income                                  1.2       1.4       2.4       2.8
     Realized Investment Gains (Losses)                                    (0.2)      0.1
     Other                                              0.1       0.2       0.3       0.4
                                                      -----     -----     -----     -----
          Total P&C Insurance Revenues                $ 9.9     $10.4     $19.7     $21.1
                                                      =====     =====     =====     =====

P & C Insurance Income Before Taxes:
------------------------------------
    Sequoia Insurance Company                         $ 0.6     $ 0.7     $ 0.7     $ 0.4
     Citation Insurance Company                         0.5       0.7       0.7       0.6
                                                      -----     -----     -----     -----
          Total P&C insurance Income Before Taxes     $ 1.1     $ 1.4     $ 1.4     $ 1.0
                                                      =====     =====     =====     =====

     PROPERTY AND CASUALTY INSURANCE revenues for the first half of 1999 were $19.7 million compared to $21.1 million during the first six months of 1998. Declining earned premiums accounted for approximately $600,000 of this $1.4 million , or 6.6%, decrease between years, principally as a result of continuing increased underwriting selectivity applied to Citation's business and aggressive competition for commercial multiple peril business within the state of California. Total PROPERTY AND CASUALTY INSURANCE earned premiums for the first half of 1999 were $17.2 million compared to $17.8 million in 1998. Practically all new P&C insurance applications and policies scheduled to renew are now being processed through Sequoia and subjected to Sequoia's underwriting standards which are much more stringent than those previously employed by Citation prior to its change in control. As a result, a significant portion of Citation's prior book of business has not been renewed over the past two-plus years. As previously mentioned, increased competition within the state of California for commercial insurance has also decreased earned premiums. Accounting for most of the remaining difference between years was investment income, down $400,000 or 14.3%. The decline in investment income principally resulted from a reduction in invested assets during 1998 and 1999 resulting from cash utilization in operating activities due to the decline in premium revenue. Investment losses realized during the first half of 1999 amounted to $200,000, compared to $100,000 in realized investment gains during the first six months of 1998.

     For the quarters ended June 30, 1999 and 1998, PROPERTY AND CASUALTY INSURANCE operations produced revenues of $9.9 million and $10.4 million, respectively. Earned premiums were $8.6 million and $8.8 million, respectively for the two periods. Investment income for the second quarter of 1999 was $1.2 million compared to $1.4 million during the same 1998 quarter.

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

     PROPERTY AND CASUALTY INSURANCE operations produced $1.4 million in income before taxes during for the first half of 1999, up $400,000 from the $1.0 million recorded during the same 1998 period. The 1997-98 "El Nino" phenomenon had a significant impact on the 1998 results. As shown below, Citation's and Sequoia's 1999 loss and LAE ratios for the first six months improved 5.8 and 8.2 percentage points, respectively, over the first half of 1998, principally due to improved claims experience. Citation's loss and LAE ratio for the six months ended June 30, 1999 was 9.6 percentage points higher than Sequoia's. The principal reason for this difference was loss experience from the artisan-contractor coverage no longer written by Citation. Citation strengthened claims and LAE reserves for artisan-contractor claims by $627,000 during the first six months of 1999.

     Higher expense ratios for both Sequoia and Citation resulted from the reduced level of premiums, resulting in a higher ratio of overhead expenses to earned premiums. For the second quarter, Citation's and Sequoia's loss ratios for 1999 increased slightly over those of the second quarter of 1998. Citation's expense ratio remained at about the same level as during the second quarter of 1998, but Sequoia's expense ratio decreased 1.5 percentage points principally due to reduced overhead expenses. SEE RATIOS BELOW BASED UPON LOSSES, LAE AND INSURANCE OPERATING EXPENSES CALCULATED ON THE BASIS OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP), DIVIDED BY NET EARNED PREMIUM.

     The following schedule shows Citation's losses, LAE and insurance operating expenses as percentages of earned premiums:

                           CITATION INSURANCE COMPANY

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                         1999       1998       1999       1998
                                        -----      -----      -----      -----
                                          (GAAP Basis)           (GAAP Basis)
Loss and LAE Ratio                       65.7%      64.4%      69.2%      75.0%
Expense Ratio                            43.8%      43.6%      42.3%      40.5%
                                        -----      -----      -----      -----
     Loss and Expense Ratio             109.5%     108.0%     111.5%     115.5%
                                        =====      =====      =====      =====

     The following schedule shows Sequoia's losses, LAE and insurance operating expenses as percentages of earned premiums:

                            SEQUOIA INSURANCE COMPANY

                                      Three Months Ended       Six Months Ended
                                            June 30,               June 30,
                                        1999       1998        1999        1998
                                        ----       ----       -----       -----
                                          (GAAP Basis)           (GAAP Basis)
Loss and LAE Ratio                      52.3%      51.9%       59.6%       67.8%
Expense Ratio                           45.6%      47.1%       44.2%       44.1%
                                        ----       ----       -----       -----
     Loss and Expense Ratio             97.9%      99.0%      103.8%      111.9%
                                        ====       ====       =====       =====

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

MEDICAL PROFESSIONAL LIABILITY INSURANCE
----------------------------------------

     Physicians' and PRO's medical professional liability insurance business was sold to Mutual Assurance Inc. ("Mutual") on August 28, 1995. All new and renewal MPL insurance policies written between July 16 and December 31, 1995 were 100% reinsured by Mutual. Physicians and PRO ceased writing new and renewal MPL insurance policies effective January 1, 1996. Physicians continues to administer and adjust the remaining claims and LAE reserves. Accordingly, although Physicians and PRO effectively ceased writing MPL insurance in 1995, MEDICAL PROFESSIONAL LIABILITY INSURANCE is treated as a separate business segment of continuing operations due to the continued management of claims and the active management of invested assets.

     Physicians' and PRO's assets are not designated on an individual security basis as belonging either to the MEDICAL PROFESSIONAL LIABILITY INSURANCE or the INVESTMENT OPERATIONS business segment. Consequently, Physicians' invested assets produce income in both the MEDICAL PROFESSIONAL LIABILITY INSURANCE and INVESTMENT OPERATIONS segments. All of PRO's operating revenues and pre-tax income are assigned to the MEDICAL PROFESSIONAL LIABILITY INSURANCE segment. However, all investment income and realized investment gains generated by Physicians from assets in excess of those needed to support the MPL claims are allocated to the Investment Operations segment. SEE NOTE 7, "SEGMENT REPORTING."

     Revenues(charges) and pre-tax loss from MEDICAL PROFESSIONAL LIABILITY INSURANCE operations were as follows for the periods shown:

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                           Three Months Ended    Six Months Ended
                                                 June 30,            June 30,
                                              1999      1998      1999      1998
                                             -----     -----     -----     -----
                                              (in millions)       (in millions)
MPL Revenues (Charges):
-----------------------
   Investment Income, Net of Expenses        $ 0.6     $ 0.7     $ 1.2     $ 1.4
   Premiums                                             (0.2)               (0.2)
                                             -----     -----     -----     -----
     MPL Revenues                            $ 0.6     $ 0.5     $ 1.2     $ 1.2
                                             =====     =====     =====     =====

MPL Loss Before Tax:                         $(0.2)    $(0.3)    $(0.7)    $(0.4)
--------------------                         =====     =====     =====     =====

     Since the withdrawal of Physicians and PRO from their personal automobile and homeowners lines of business in the late 1980's, MPL has been these two companies' only sources of insurance premiums. Investment income revenues will continue to accrue to the MPL runoff.

     MEDICAL PROFESSIONAL LIABILITY INSURANCE revenues were $1.2 million during the first half of 1999, the same as in the first half of 1998. Investment income during the first six months of 1999 accounted for all of the $1.2 million in revenues, but was approximately $200,000 or 14% less than during the same 1998 period For the 1999 second quarter, revenues were $600,000, an increase of $100,000 over the second quarter of 1998. Investment income continued to decline during the second quarter and first six months of 1999, principally as a result of the reduced level of MPL claims and, correspondingly, the resultant reduced level of invested assets allocated to the MEDICAL PROFESSIONAL LIABILITY INSURANCE business segment.

     MPL operations produced a pre-tax loss of approximately $700,000 during the first six months of 1999, compared to a $400,000 loss during the same 1998 period. The 1999 second quarter loss of $200,000 compares to a $300,000 loss during the second quarter of the previous year.

     Physicians' claims department staff continues to process the runoff of the remaining MPL loss and loss adjustment expense claims which is progressing routinely. At June 30, 1999, MPL reserves totaled $54.2 million, net of reinsurance and discount. This compares to $60.9 million at December 31, 1998. MPL loss and LAE reserves continue to decline as a result of the disposition of claims.

                     MPL INSURANCE -- LOSS AND LAE RESERVES

                                                  June 30,        December 31,
                                                    1999              1998
                                                  --------        ------------
                                                         (in millions)
Direct Reserves                                    $89.7             $97.1
Ceded Reserves                                     (28.1)            (27.7)
Discount of Net Reserves                            (7.4)             (8.5)
                                                   -----             -----
     Net MPL Reserves                              $54.2             $60.9
                                                   =====             =====

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

     Revenues (charges) and pre-tax losses from other operations are summarized below:

                                    OTHER OPERATIONS

                                                   Three Months Ended    Six Months Ended
                                                         June 30,            June 30,
                                                      1999      1998      1999      1998
                                                     -----     -----     -----     -----
                                                      (in millions)       (in millions)
Revenues (Charges) from Other Operations:
-----------------------------------------
   Investment Management Services                    $ 0.2     $ 0.3     $ 0.4     $ 0.6
     Less:  Intercompany Portfolio Mgmt. Charges                (0.1)     (0.1)     (0.2)
   Other                                                         0.3      (0.1)      0.3
                                                     -----     -----     -----     -----
          Revenues from Other Operations             $ 0.2     $ 0.5     $ 0.2     $ 0.7
                                                     =====     =====     =====     =====

                                                     -----     -----     -----     -----
Other Operations-Loss Before Tax                     $(0.1)    $ --      $(0.1)    $(0.1)
--------------------------------                     =====     =====     =====     =====

     Revenues from OTHER OPERATIONS for the first six months of 1999 were approximately $200,000 compared to $700,000 during the first half of 1998. Summit's revenues after the elimination of intercompany charges provided approximately $100,000 of this decline. A decline of $400,000 in revenues from miscellaneous other sources accounted for the remainder of the total decline in revenues. The 1998 period included $200,000 in commission income from a now inactive insurance agency, CLM Insurance Agency, owned by Sequoia and $100,000 in real estate sales by Raven Development Company, a deactivated real estate development agency owned by Physicians. Second quarter 1999 revenues were $200,000, a reduction of $300,000 from the $500,000 reported during the second quarter of 1998 which included the $200,000 CLM Insurance Agency commission previously discussed.

     OTHER OPERATIONS recorded approximately $100,000 in losses before taxes for the first six months of 1999 and 1998 first quarters and the second quarter of 1999. No income or loss was recorded during the 1998 second quarter.

DISCONTINUED OPERATIONS
-----------------------

     The Company completed its disposal of all interests in the operations of American Physicians Life Insurance Company ("APL"), the Company's former life and health insurance subsidiary on December 4, 1998. During the first six months of 1998, discontinued operations reported revenues of $4.4 million and pre-tax income of approximately $200,000. For the 1998 second quarter, revenues and pre-tax income were $2.2 million and $100,000, respectively. SEE NOTE 2, "DISCONTINUED OPERATIONS."

LIQUIDITY AND CAPITAL RESOURCES - SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

     Operating activities used $16.8 million of cash during the six months ended 1999 compared to cash used of $3 million during the same period of 1998. The increase in cash used by operations was caused primarily by operating expenses, claims and LAE payments (both property and casualty and MPL) and reductions in premiums received. Although insurance premiums earned continued to decline slightly in 1999, reinsurance receivables increased $2.8 million during the first six months of 1999. This increase primarily resulted from increases in P&C insurance reinsurance reserves, rather than increases in reinsurance balances receivable from reinsurers. As loss reserves are paid at later dates, corresponding reinsurance reserves will be billed and due from reinsurers at that time. Actual balances due from reinsurers at June 30, 1999 were $1.9 million compared to $1.1million at December 31, 1998. This $800,000 increase resulted from the payment of claims during the period that exceeded reinsurance retention limits. All of the Company's reinsurers are highly rated (at least "A", "Excellent") by A. M. Best Company, except for one company, which is not rated due to its withdrawal from the reinsurance business in 1995. PICO has very little business reinsured with this reinsurer and its balance is current. A. M. Best Company's ratings reflect A. M. Best Company's assessment of the reinsurer's financial condition, as well as the expertise and experience of its management.

     Cash flow from investing activities used $8.6 million during the first six months of 1999 compared to $1.4 million of cash provided during 1998. During 1999, the Company purchased an additional 6.2 million shares of Australian Oil and Gas for $6.6 million, increasing its ownership to approximately 15.4%. In addition, 71,000 shares of Jungfraubahn Holding AG were purchased for $11 million. This acquisition was financed with $3.7 million in cash and $7.1 million of borrowings denominated in Swiss Francs. For the six months ended, the borrowings, translated at average rates in effect during the period amounted to $7 million. The sale and maturity of investments provided $12.3 million during 1999. Cash provided by investing activities during 1998 primarily included proceeds from the sale of investments of $14.4 million offset by purchases of investments of $9.2 million.

     Financing activities during 1999 provided cash of $2.9 million from the exercise of 120,000 common stock warrants. Offsetting cash proceeds from the warrants was the $7 million in borrowings obtained to purchase additional shares of Jungfraubahn Holding AG. There were no financing activities that provided or used cash during the same period in 1998.

     Vidler is committed to funding its obligation with Semitropic for water storage (see Note 5). The $2.4 million payment, due in November is required annually through the year 2008. In addition, the Company is committed to maintaining Sequoia's capital and statutory policyholder surplus at a minimum of $7.5 million. At June 30, 1999, Sequoia's statutory policyholder surplus was $25.5 million. The Company is also committed to maintaining Sequoia's Best Rating at or above the "B++" (Very Good) level, which may at some time in the future require additional capital infusions into Sequoia.

     At June 30, 1999, the Company had no other significant commitments for capital expenditures, other than in the ordinary course of business.

CAPITAL RESOURCES

     The Company's primary source of funds are its available cash resources of $55.6 million at June 30, 1999, operating cash flows, liquidation of non-essential investment holdings, borrowings, public and private debt offerings, policy premiums and other fees.

THE COMPANY'S STATE OF READINESS FOR THE YEAR 2000

     The Company continues to progress in its efforts to define the scope and magnitude of the Year 2000 ("Y2K") problem and to execute its plans to bring information technology and non-information technology systems into Y2K compliance.

     The initial phase of planning, inventorying and evaluating all information technology systems, and non-information technology systems and their components, for Y2K compliance is complete. The evaluation did not disclose any significant Y2K processing difficulties or concerns. The focus has primarily been on the insurance operations of the Company because of the custom applications software used to process insurance policies, policy claims, and insurance underwriting. Fortunately, the majority of the non-insurance information and non-information technology systems are Y2K compliant and do not require any significant alterations. The focus of remediation is on the insurance specific applications.

     The second phase of the project, which primarily includes implementing corrections to remedy Y2K deficiencies, is approximately 95% complete. As noted above, the insurance systems software has been the primary focus of the efforts. To bring the insurance systems into Y2K compliance, the Company's internal information systems staff is re-writing lines of existing code to function with a four-digit date field. The Company also replaced existing DOS software with a current Y2K compliant version.

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

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     The financial impact of making the required systems changes has not been material, nor is it expected to be material, to the Company's consolidated financial position, results of operations or cash flows. The Company has incurred approximately $100,000 for hardware and computer programming. The Company expects to incur another $10,000 to $20,000 to complete the project.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES AND CONTINGENCY PLANS

     A reasonable, most likely worst case scenario of the Y2K impact would be a slow down in internal and external reporting, and insurance related processing of policies, claims and underwriting functions. It is unlikely the Company would experience any material business cessation or significant business disruption.

    The Company is completing its specific plans to continue operations in case of unexpected delays in completing remediation or if Y2K problems impact the Company in unforeseen ways. It appears many business systems could function manually for a limited amount of time. The Company anticipates completing its contingency plan during the last half of 1999. Overall, the Company is approximately 95% through its Y2K project.

    Pursuant to the "Year 2000 Information and Readiness Disclosure Act," the foregoing discussion initially made on September 30, 1998 is designated a Year 2000 readiness disclosure.

                                  RISK FACTORS

     In addition to the other information in this Form 10-Q, the following risk factors should be considered carefully in evaluating PICO and our business. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Exchange Act, including statements regarding our expectations, beliefs, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

IF WE DO NOT SUCCESSFULLY LOCATE, SELECT AND MANAGE INVESTMENTS AND ACQUISITIONS OR IF OUR INVESTMENTS OR ACQUISITIONS OTHERWISE FAIL OR DECLINE IN VALUE, OUR FINANCIAL CONDITION COULD SUFFER

     We invest in businesses that we believe are undervalued or that will benefit from additional capital, restructuring of operations or improved competitiveness through operational efficiencies.

     Failures and/or declines in the market values of businesses we invest in or acquire, as well as our failure to successfully locate, select and manage investment and acquisition opportunities, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such business failures, declines in market values, and/or failure to successfully locate, select and manage investments and acquisitions could result in inferior investment returns compared to those which may have been attained had we successfully located, selected and managed new investments and acquisition opportunities, or had our investments or acquisitions not failed or declined in value. We could also lose part or all of our investments in these businesses and experience reductions in our net income, cash flows, assets and shareholders' equity.

     We will continue to make selective investments, and endeavor to enhance and realize additional value to these acquired companies through our influence and control. This could involve the restructuring of the financing or management of the entities in which we invest and initiating and facilitating mergers and acquisitions. Any acquisition could result in the use of a significant portion of our available cash, significant dilution to you, and significant acquisition related charges. Acquisitions may also result in the assumption of liabilities, including liabilities that are unknown or not fully known at the time of the acquisition, which could have a material adverse effect on us.

     We do not know of any reliable statistical data that would enable us to predict the probability of success or failure of our investments or to predict the availability of suitable investments at the time we have available cash. You will be relying on the experience and judgment of management to locate, select and develop new acquisition and investment opportunities. Sufficient opportunities may not be found and this business strategy may not be successful. We have made a number of investments in the past that have been highly successful, such as Fairfield Communities, Inc., which we sold in 1996 and Resource America, Inc., which we sold in 1997. We have also made investments that have lost money, such as our approximate $4 million loss from Korean investments in 1997 and approximately $5 million in investments written down in 1998. We reported net realized investment gains in 1997 of $27.1 million and in 1996 of $21.4 million; however, we reported a net realized investment loss of $4.4 million for 1998. Our financial statements indicated net unrealized investment gains, before taxes, of $18.6 million at December 31, 1996 and $6.3 million at December 31, 1997, and net unrealized investment losses of $5.3 million at December 31, 1998.

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

WE MAY MAKE INVESTMENTS AND ACQUISITIONS THAT MAY YIELD LOW OR NEGATIVE RETURNS FOR AN EXTENDED PERIOD OF TIME, WHICH COULD TEMPORARILY OR PERMANENTLY DEPRESS OUR RETURN ON INVESTMENTS

     We generally make strategic investments and acquisitions that tend to be long term in nature. We invest in businesses that we believe to be undervalued or may benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with our existing operations. We may not be able to develop acceptable revenue streams and investment returns. We may lose part or all of our investment in these assets. The negative impacts on cash flows, income, assets and shareholders' equity may be temporary or permanent. We make investments for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This may involve restructuring of the financing or management of the entities in which we invest and initiating or facilitating mergers and acquisitions. These processes can consume considerable amounts of time and resources. Consequently, costs incurred as a result of these investments and acquisitions may exceed their revenues and/or increases in their values for an extended period of time until we are able to develop the potential of these investments and acquisitions and increase the revenues, profits and/or values of these investments. Ultimately, however, we may not be able to develop the potential of these assets that we anticipated.

IF MEDICAL MALPRACTICE INSURANCE CLAIMS TURN OUT TO BE GREATER THAN THE RESERVES WE ESTABLISH TO PAY THEM, WE MAY NEED TO LIQUIDATE CERTAIN INVESTMENTS IN ORDER TO SATISFY OUR RESERVE REQUIREMENTS

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

     Physicians Insurance Company of Ohio and The Professionals Insurance Company have established reserves to cover losses on claims incurred under the medical malpractice liability policies including not only those claims reported to date, but also those that may have been incurred but not yet reported. The reserves for losses are estimates based on various assumptions and, in accordance with Ohio law, have been discounted to reflect the time value of money. These estimates are based on actual and industry experience and assumptions and projections as to claims frequency, severity and inflationary trends and settlement payments. In accordance with Ohio law, Physicians Insurance Company of Ohio and The Professionals Insurance Company annually obtain a certification from an independent actuary that their respective reserves for losses are adequate. They also obtain a concurring actuarial opinion. Due to the inherent uncertainties in the reserving process, there is a risk that Physicians Insurance Company of Ohio's and The Professionals Insurance Company's reserves for losses could prove to be inadequate. This could result in a decrease in income and shareholders' equity. If we underestimate our reserves, the capital of the insurance companies could reach levels which are lower than required by law.

     Reserves are money that we set aside to pay insurance claims. We strive to establish a balance between maintaining adequate reserves to pay claims while at the same time using our cash resources to invest in new companies.

IF WE UNDERESTIMATE THE AMOUNT OF INSURANCE CLAIMS, OUR FINANCIAL CONDITION COULD BE MATERIALLY MISSTATED AND OUR FINANCIAL CONDITION COULD SUFFER

     Our insurance subsidiaries may not have established reserves adequate to meet the ultimate cost of losses arising from claims. It has been, and will continue to be, necessary for our insurance subsidiaries to review and make appropriate adjustments to reserves for claims and expenses for settling claims. Inadequate reserves could have a material adverse effect on our business, financial condition, results of operations and cash flows. Inadequate reserves could cause our financial condition to fluctuate from period to period and cause our financial condition to appear to be better than it actually is for periods in which insurance claims reserves are understated. In subsequent periods when we discover the underestimation and pay the additional claims, our cash needs will be greater than expected and our financial results of operations for that period will be worse than they would have been had our reserves been accurately estimated originally.

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

THERE HAS BEEN A DOWNTURN IN THE PROPERTY & CASUALTY INSURANCE BUSINESS WHICH, IN THE SHORT TERM, HINDERS OUR ABILITY TO PROFIT FROM THIS INDUSTRY

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

     The cyclical trends in the industry and the industry's profitability can also be affected by volatile and unpredictable developments, including natural disasters, fluctuations in interest rates, and other changes in the investment environment which affect market prices of investments and the income generated from those investments. Inflationary pressures affect the size of losses and court decisions affect insurers' liabilities. These trends may adversely affect our business, financial condition, results of operations and cash flows by reducing revenues and profit margins, by increasing ratios of claims and expenses to premiums, and by decreasing cash receipts. Capital invested in our insurance companies may produce inferior investment returns during periods of downturns in the insurance cycle due to reduced profitability.

STATE REGULATORS COULD REQUIRE CHANGES TO THE OPERATIONS OF OUR INSURANCE SUBSIDIARIES AND/OR TAKE THEM OVER IF WE FAIL TO MAINTAIN ADEQUATE RESERVE LEVELS

     In the past few years, the National Association of Insurance Commissioners has developed risk-based capital measurements for both property and casualty and life and health insurers. These measurements prescribe the capital levels that insurance companies must maintain. The Commissioners have delegated to the state regulators varying levels of authority based on the adequacy of an insurer's capital. The insurance companies' capital levels are reported annually in their statutory annual statements to the insurance departments.

     Failure to meet one or more capital levels may result in state regulators requiring the insurance company to submit a business plan demonstrating achievement of the required capital levels. This may include the addition of capital, a restructuring of assets and liabilities, or changes in operations. At or below certain lower capital levels, state regulators may supervise the operation of the insurance company and/or require the liquidation of the insurance company. Such insurance department actions could adversely affect our business, financial condition, results of operations and cash flows and decrease the value of our investments in our insurance subsidiaries. If the insurance departments were to require changes in the operations of our insurance subsidiaries, we may incur additional expenses and we may lose customers. If the insurance departments were to require additional capital in our insurance subsidiaries or a restructuring of our assets and liabilities, our investment returns could suffer. If the insurance departments were to place our insurance companies under their supervision, we would lose customers, our revenues may decrease more rapidly than our expenses, and our investment returns would suffer. We may even lose part or all of our investments in our insurance subsidiaries if our insurance subsidiaries are liquidated by the insurance departments.

WE MAY BE INADEQUATELY PROTECTED AGAINST MAN MADE AND NATURAL CATASTROPHES, WHICH COULD REDUCE THE AMOUNT OF CAPITAL SURPLUS AVAILABLE FOR INVESTMENT OPPORTUNITIES

     As with other property and casualty insurers, operating results and financial condition can be adversely affected by volatile and unpredictable natural and man made disasters, such as hurricanes, windstorms, earthquakes, fires, and explosions. Our insurance subsidiaries generally seek to reduce their exposure to catastrophic events through individual risk selection and the purchase of reinsurance. Our insurance subsidiaries' estimates of their exposures depend on their views of the possibility of a catastrophic event in a given area and on the probable maximum loss created by that event. While our insurance subsidiaries attempt to limit their exposure to acceptable levels, it is possible that an actual catastrophic event or multiple catastrophic events could significantly exceed the maximum loss anticipated, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows. Such events could cause unexpected insurance claims and expenses for settling claims well in excess of premiums, increasing cash needs, reducing surplus and reducing assets available for investments. Capital invested in our insurance companies may produce inferior investment returns as a result of these additional funding requirements.

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

POLICYHOLDERS MAY NOT RENEW THEIR POLICIES, WHICH WOULD UNEXPECTEDLY REDUCE OUR REVENUE STREAM

     Insurance policy renewals have historically accounted for a significant portion of our net revenue. We may not be able to sustain historic renewal rates for our products in the future. A decrease in renewal rates would reduce our revenues. It would also decrease our cash receipts and the amount of funds available for investments and acquisitions. If we were not able to reduce overhead expenses correspondingly, this would adversely affect our business, financial condition, results of operations and cash flows.

IF WE ARE REQUIRED TO REGISTER AS AN INVESTMENT COMPANY, THEN WE WILL BE SUBJECT TO A SIGNIFICANT REGULATORY BURDEN

     We at all times intend to conduct our business so as to avoid being regulated as an investment company under the Investment Company Act of 1940. However, if we were required to register as an investment company, our ability to use debt would be substantially reduced, and we would be subject to significant additional disclosure obligations and restrictions on our operational activities. Because of the additional requirements imposed on an investment company with regard to the distribution of earnings, operational activities and the use of debt, in addition to increased expenditures due to additional reporting responsibilities, our cash available for investments would be reduced. The additional expenses would reduce income. These factors would adversely affect our business, financial condition, results of operations and cash flows.

SUBSTANTIAL REGULATION MAY PREVENT US FROM REALIZING A PROFIT FROM OUR WATER RIGHTS

     The water rights held by us and the transferability of these rights to other uses and places of use are governed by the laws concerning water rights in the states of Arizona, California, Colorado and Nevada. The volumes of water actually derived from these rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions. As a result, the amounts of acre feet anticipated do not in every case represent a reliable, firm annual yield of water, but in some cases describe the face amount of the water right claims or management's best estimate of such entitlement. Legal impediments exist to the sale or transfer of some of these water rights, which in turn may affect their commercial value. If we were unable to transfer or sell our water rights, we will not be able to make a profit, we will not have enough cash receipts to cover cash needs, and we may lose some or all of our value in our water rights investments.

WE ARE DIRECTLY IMPACTED BY INTERNATIONAL AFFAIRS, WHICH DIRECTLY EXPOSES US TO THE ADVERSE EFFECTS OF ANY FOREIGN ECONOMIC OR GOVERNMENTAL INSTABILITY

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

     Changes in any or all of these factors could result in reduced market values of investments, loss of assets, additional expenses, reduced investment income, reductions in shareholders' equity due to foreign currency fluctuations and a reduction in our global diversification.

OUR COMMON STOCK PRICE MAY BE LOW WHEN YOU WANT TO SELL YOUR SHARES

     The trading price of our common stock has historically been, and is expected to be, subject to fluctuations. The market price of the common stock may be significantly impacted by:

          o    quarterly variations in financial performance;
          o shortfalls in revenue or earnings from levels forecast by securities analysts;
          o    changes in estimates by such analysts;
          o    product introductions;
          o    our competitors' announcements of extraordinary events; such as
          o    acquisitions;
          o    litigation; and
          o    general economic conditions.

     Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations. At December 31, 1996, the closing price of our common stock on the Nasdaq National Market was $20.63 per share, compared to $13.25 at December 31, 1998. On a quarterly basis between these two dates, closing prices have ranged from a high of $32.19 at December 31, 1997 to a low of $13.25 at December 31, 1998.

     Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we do business or relating to us specifically could result in an immediate and adverse effect on the market price of our common stock.

WE MAY NOT BE ABLE TO RETAIN KEY MANAGEMENT PERSONNEL WE NEED TO SUCCEED, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAKE SOUND INVESTMENT DECISIONS

     We have several key executive officers. If they depart, it could have a significant adverse effect. In particular, Ronald Langley, our Chairman, and John R. Hart, our President and Chief Executive Officer, play key roles in investment decisions. Messrs. Langley and Hart have entered into employment agreements with us dated as of December 31, 1997, for a period of four years. Messrs. Langley and Hart are key to the implementation of our strategic focus, and our ability to successfully develop our current strategy is dependent upon our ability to retain the services of Messrs. Langley and Hart.

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

WE ARE SUBJECT TO YEAR 2000 RISKS FOR WHICH WE MAY NOT BE PREPARED, WHICH COULD CREATE INTERNAL ADMINISTRATIVE PROBLEMS REQUIRING COSTLY, INEFFICIENT REMEDIAL MEASURES

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

     The initial phase of planning, inventorying and evaluating all information technology systems, and non-information technology systems and their components, for Y2K compliance is complete. The evaluation has not disclosed any significant Y2K processing difficulties or concerns. The focus has primarily been on the insurance operations of Vista because of the custom applications software used to process insurance policies, policy claims, and insurance underwriting. Fortunately, the majority of the non-insurance information and non-information technology systems are deemed Y2K compliant and do not require any significant alterations. The focus of remediation is on the insurance specific applications.

     The second phase of the project, which primarily includes implementing corrections to remedy Y2K deficiencies, is approximately 95% complete. As noted above, the insurance systems software has been the primary focus of the efforts. To renovate the insurance systems to a Y2K ready state, our internal information systems staff is re-writing lines of existing code to function with a four-digit date field. We have also replaced existing DOS software with a current Y2K compliant version.

     Phase three pertains to testing and validation of each system. As hardware and software changes are made to the systems, they are tested for compliance. This phase will continue as each insurance application is reprogrammed. Despite the best efforts by management, problems will arise requiring us to quickly respond while there is still time. Phase four, when completed, will set forth contingency plans addressing potential business interruption and failure, and is expected to be finalized during the last half of 1999.

     We have relationships with several banks and other financial institutions and service providers that provide business information to us on a regular basis. In addition, we report financial results on a regular basis to state and federal agencies. While these relationships are important to our business, should any third party be adversely affected by the Y2K problem, the resulting risk of business interruption should not be significant to us. However, the inability of those parties to complete their Y2K readiness process could materially impact us in a manner that we have not foreseen.

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

THIRD PARTY RELATIONSHIPS

     We have relationships with several banks and other financial institutions and service providers that provide business information on a regular basis. In addition, we report financial results on a regular basis to state and federal agencies. While these relationships are important our business, should any third parties be adversely affected by the Y2K problem, the resulting risk of business interruption should not be significant to us. We, however, have no means of ensuring that these parties will be Year 2000 ready. The inability of those parties to complete their Y2K readiness process could materially impact our business.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's balance sheet includes a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The Company's bank debt is short-term in nature as the Company generally secures rates for periods of approximately one to three years and therefore approximates fair value.

At June 30, 1999, the Company had $31.6 million of fixed maturity securities and mortgage loans, $82.6 million of marketable equity securities that were subject to market risk, and $34.3 million of investments denominated in foreign currencies, primarily Swiss francs.The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

     The Company uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage loans, the Company uses duration modeling to calculate changes in fair value. For its marketable securities the Company uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies the Company uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of a securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $300,000 for a 100 basis point decline in interest rates on its fixed securities and mortgage loans. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produced a loss in fair value of $9.8 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of the Company's foreign denominated investments produced a loss of $5.5 million that would impact the unrealized appreciation and foreign currency translation in shareholders' equity.


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


                                      PICO HOLDINGS, INC.

Dated:  August 13, 1999               By: /s/ Gary W. Burchfield
                                          ----------------------------------
                                           Gary W. Burchfield
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)

                                 EXHIBITS INDEX

  Exhibit
  Number                           Description
  ------                           -----------
      + 2.2  Agreement and Plan of Reorganization, dated as of May 1, 1996, among PICO, Citation Holdings, Inc. and Physicians and amendment thereto dated August 14, 1996 and related Merger Agreement.

  +++++ 2.3  Second Amendment to Agreement and Plan of 2.3 Reorganization dated
             November 12, 1996.

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