Form 10-Q
period 1999-09-30
PICO HOLDINGS INC /NEW
filed 1999-11-15
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                        YES    X                       NO

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 13,448,533 as of September 30, 1999. As of such date, 4,394,127 shares of common stock were held by the registrant and subsidiaries of the registrant.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                           PAGE NO.

PART I:  FINANCIAL INFORMATION

         Item 1:     Financial Statements

                     Consolidated Balance Sheets as of                                                        3
                     September 30, 1999 and December 31, 1998 (As Restated)

                     Consolidated Statements of Operations                                                    4
                     for the Three and Nine Months Ended September 30, 1999 and 1998 (As Restated)

                     Consolidated Statements of Cash Flows for                                                5
                     the Nine Months Ended September 30, 1999 and 1998 (As Restated)

                     Notes to Consolidated Financial Statements (As Restated)                                 6

         Item 2:     Management's Discussion and Analysis of Financial                                       14
                     Condition and Results of Operations (As Restated)


         Item 3:     Quantitative and Qualitative Disclosure About Market Risk                               31



PART II:  OTHER INFORMATION

         Item 4:     Submission of Matters to a Vote of Security Holders                                     32

         Item 6:     Exhibits and Reports on Form 8-K                                                        32

         Signature                                                                                           33

PART I: FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                                                                       December 31,
                                                                                                September 30,              1998
                                                                                                    1999               As Restated
                                                                                               --------------         -------------
                                                    ASSETS
Investments                                                                                     $ 148,679,634         $ 116,411,780
Cash and cash equivalents                                                                          44,262,483            71,654,196
Accrued investment income                                                                           1,280,869             1,295,550
Premiums and other receivables, net                                                                17,797,670            10,414,017
Reinsurance receivables                                                                            57,631,395            55,624,830
Prepaid deposits and reinsurance premiums                                                           1,252,986             2,187,387
Deferred policy acquisition costs                                                                   4,932,020             5,548,634
Surface, water, geothermal and mineral rights                                                     119,639,677           116,653,211
Property and equipment, net                                                                        17,870,382             1,851,502
Inventory                                                                                          19,081,924
Income taxes receivable                                                                             4,286,149             6,522,454
Other assets                                                                                       12,850,250             7,011,957
                                                                                                -------------         -------------
         Total assets                                                                           $ 449,565,439         $ 395,175,518
                                                                                                =============         =============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses, net of discount                                     $ 144,667,980         $ 155,020,696
Unearned premiums                                                                                  17,556,595            20,804,432
Reinsurance balance payable                                                                        12,113,206            12,068,890
Deferred gain on retroactive reinsurance                                                            1,800,994             1,800,994
Other liabilities                                                                                  21,628,204            11,402,000
Bank and other borrowings                                                                          43,355,952             8,966,707
Deferred income taxes                                                                               5,273,686             7,185,656
Excess of fair value of net assets acquired over purchase price                                     4,070,562             4,496,551
                                                                                                -------------         -------------
       Total liabilities                                                                          250,467,179           221,745,926
                                                                                                -------------         -------------
Minority interest                                                                                   6,406,679
                                                                                                -------------
Commitments and Contingencies (Note 5)

Preferred stock, $.01 par value, authorized 2,000,000 shares, none issued Common stock, $.001 par value; authorized 100,000,000 shares, issued and outstanding
   13,448,533 at September 30, 1999 and 13,328,770 at December 31, 1998                                13,449                13,329
Additional paid-in capital                                                                        186,004,827           183,154,588
Retained earnings                                                                                  79,832,378            75,504,882
Accumulated other comprehensive income (loss)                                                       4,670,562            (7,705,165)
Treasury stock, at cost (4,394,127 common shares in 1999 and 4,380,780 in 1998)                   (77,829,635)          (77,538,042)
                                                                                                -------------         -------------
         Total shareholders' equity                                                               192,691,581           173,429,592
                                                                                                -------------         -------------
                 Total liabilities and shareholders' equity                                     $ 449,565,439         $ 395,175,518
                                                                                                =============         =============




The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                            Three Months Ended September 30,
                                                                                1999              1998
                                                                             ----------         ----------
                                                                                               As Restated
Revenues:
   Premium income                                                           $ 8,267,910        $ 8,804,567
   Net investment income                                                      2,204,200          2,200,853
   Net realized gain on investments                                             816,802             34,287
   Other income                                                               5,088,709          1,140,092
                                                                             ----------         ----------
         Total revenues                                                      16,377,621         12,179,799
                                                                             ----------         ----------

Expenses:
 Loss and loss adjustment expenses                                            6,272,833          5,736,451
 Insurance underwriting and other expenses                                   12,197,230          6,443,262
                                                                             ----------         ----------
            Total expenses                                                   18,470,063         12,179,713
                                                                             ----------         ----------

   Equity in losses of unconsolidated affiliates                             (1,186,678)          (351,661)
                                                                             ----------         ----------

      Loss from continuing operations before
           income taxes and minority interest                                (3,279,120)          (351,575)

   Benefit for federal, foreign and state income taxes                       (1,772,880)        (1,026,381)
                                                                             ----------         ----------

    Income (loss) from continuing operations before minority interest        (1,506,240)           674,806

    Minority interest in (income) loss of subsidiary                            155,739           (177,769)
                                                                             ----------         ----------

       Income (loss) from continuing operations                              (1,350,501)           497,037
                                                                             ==========         ==========

   Income from discontinued operations, net of income tax
       benefit of $6,917 for the three months of 1998                                              103,306
                                                                             ----------         ----------

   Net income (loss) before extraordinary gain                               (1,350,501)           600,343
                                                                             ==========         ==========

     Net income (loss)                                                       (1,350,501)      $    600,343

    Net income (loss) per common share - basic:
Continuing operations                                                      $      (0.15)      $       0.09
Discontinued operations                                                                               0.02
                                                                             ----------         ----------
                 Net income (loss) per common share                        $      (0.15)      $       0.11
                                                                             ==========         ==========
                 Weighted average shares outstanding                          9,054,413          5,711,304
                                                                             ==========         ==========

    Net income (loss) per common share - diluted:
Continuing operations                                                      $      (0.15)      $       0.08
Discontinued operations                                                                               0.02
                                                                             ----------         ----------
                 Net income (loss) per common share                        $      (0.15)      $       0.10
                                                                             ==========         ==========
                 Weighted average shares outstanding                          9,054,413          6,158,606
                                                                             ==========         ==========

                                                                            Nine Months Ended September 30,
                                                                               1999               1998
                                                                             ----------         ----------
                                                                                             As Restated
Revenues:
   Premium income                                                           $25,349,818       $ 26,398,030
   Net investment income                                                      5,376,830          7,381,533
   Net realized gain on investments                                           3,588,382          2,508,646
   Other income                                                               7,100,599          3,279,888
                                                                             ----------         ----------
         Total revenues                                                      41,415,629         39,568,097
                                                                             ----------         ----------

Expenses:
 Loss and loss adjustment expenses                                           18,364,435         19,397,529
 Insurance underwriting and other expenses                                   25,328,643         18,959,886
                                                                             ----------         ----------
            Total expenses                                                   43,693,078         38,357,415
                                                                             ----------         ----------

   Equity in losses of unconsolidated affiliates                             (1,992,255)        (1,354,784)
                                                                             ----------         ----------

      Loss from continuing operations before
           income taxes and minority interest                                (4,269,704)          (144,102)

   Benefit for federal, foreign and state income taxes                       (8,000,475)          (247,265)
                                                                             ----------         ----------

    Income from continuing operations before minority interest                3,730,771            103,163

    Minority interest in loss of subsidiary                                     155,739             28,347
                                                                             ----------         ----------

       Income from continuing operations                                      3,886,510            131,510

   Income from discontinued operations, net of income tax
       provision $37,562 for the nine months of 1998                                               257,928
                                                                             ----------         ----------
   Net income before extraordinary gain                                       3,886,510            389,438

       Extraordinary gain, net of income tax expense of $227,821                442,240
                                                                             ----------         ----------
     Net income                                                            $  4,328,750       $    389,438
                                                                             ==========         ==========
    Net income per common share - basic:
Continuing operations                                                      $       0.43       $       0.02
Discontinued operations                                                                               0.05
Extraordinary gain                                                                 0.05
                                                                             ----------         ----------
                 Net income per common share                               $       0.48       $       0.07
                                                                             ==========         ==========
                 Weighted average shares outstanding                          9,012,879          5,916,592
                                                                             ==========         ==========

    Net income per common share - diluted:
Continuing operations                                                      $       0.41       $       0.02
Discontinued operations                                                                               0.04
Extraordinary gain                                                                 0.05               --
                                                                             ----------         ----------
                 Net income per common share                               $       0.46       $       0.06
                                                                             ==========         ==========
                 Weighted average shares outstanding                          9,513,920          6,499,778
                                                                             ==========         ==========


The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Nine Months Ended September 30,
                                                                         1999              1998
                                                                                        As Restated
                                                                     ------------      ------------
OPERATING ACTIVITIES
       Net cash used in operating activities                         $(21,846,161)     $(11,517,888)
                                                                     ------------      ------------

INVESTING ACTIVITIES:
       Purchases of investments                                       (38,048,988)       (6,847,833)
       Proceeds from sale of investments                               20,703,647        21,567,890
       Proceeds from maturity of investments                            2,315,669            25,000
       Advances to affiliate                                             (672,082)         (695,099)
       Purchases of surface, water and mineral rights                  (1,804,966)       (1,204,292)
       Other investing activities, net                                  2,655,024        (1,622,797)
       Proceeds from the sale of APL                                                     13,108,342
       Proceeds from the sale of property and equipment                                   3,945,069
                                                                     ------------      ------------
             Net cash provided by (used in) investing activities      (14,851,696)       28,276,280
                                                                     ------------      ------------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                          7,020,380
      Proceeds from exercise of warrants                                2,850,359
      Purchase of treasury stock                                         (291,593)       (1,600,000)
                                                                     ------------      ------------
             Net cash provided by (used in) financing activities        9,579,146        (1,600,000)
                                                                     ------------      ------------

Effect of exchange rate changes on cash                                  (273,002)         (634,947)
                                                                     ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (27,391,713)       14,523,445

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         71,654,196        56,435,786
                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 44,262,483      $ 70,959,231
                                                                     ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for:
          Income taxes                                                                 $    440,000
                                                                                       ============
          Interest                                                   $    156,000
                                                                     ============
Non-Cash Investing and Financing Activities:
          Borrowings settled in exchange for land deed               $  5,000,000
                                                                     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED
                                   (UNAUDITED)

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

         In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of September 30, 1999 and December 31, 1998 and results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998 have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations and Risks and Uncertainties contained in the Company's Annual Reports on Form 10-K for the year ended December 31, 1998 as filed with the SEC. SEE NOTE 9, "RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION."

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, deferred policy acquisition costs, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of September 30, 1999 and December 31, 1998, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

         Because APL and its subsidiary represented a major segment of the Company's business, in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business," APL's operations have been classified as discontinued operations.

         Following is an unaudited summary of APL's stand alone financial results for the three and nine months ended September 30, 1998 included in the statements of operations as discontinued operations:

                                          Three               Nine
                                       Months Ended       Months Ended
                                      Sept. 30, 1998     Sept 30, 1998
                                     -----------------  -----------------
Total revenues                          $2,930,531          $7,290,652
Income before taxes                         96,869             295,491
Net income                                 103,307             257,929
Net income per share - diluted          $     0.02          $     0.05

3.   EARNINGS (LOSS) PER SHARE

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the new method of reporting earnings per share ("EPS") for the year ended December 31, 1997. For the three months ended September 30, 1999, 1 million common stock options were excluded from the calculations because their effects were anti-dilutive. The following is a reconciliation of basic and diluted EPS.

                                         Three Months Ended September 30,                     Nine Months Ended September 30,
                                             1999                 1998                            1999                1998
                                         -----------          -----------                     -----------         -----------
Net income (loss)                        $(1,350,501)         $   600,343                     $ 4,328,750         $   389,438
                                         ===========          ===========                     ===========         ===========
Basic earnings (loss) per share          $     (0.15)         $      0.11                     $      0.48         $      0.07
                                         ===========          ===========                     ===========         ===========
Basic weighted average common shares
outstanding                                9,054,413            5,711,304                       9,012,879           5,916,592
Stock options                                                     447,302                         501,041             583,186
                                         -----------          -----------                     -----------         -----------
Diluted weighted average common and
common equivalent shares outstanding       9,054,413            6,158,606                       9,513,920           6,499,778
                                         ===========          ===========                     ===========         ===========
Diluted earnings (loss) per share        $     (0.15)         $      0.10                     $      0.46         $      0.06
                                         ===========          ===========                     ===========         ===========

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

         The components of comprehensive income (loss) are as follows:



                                               Three Months Ended September 30,                Nine Months Ended September 30,
                                                  1999                  1998                      1999                1998
                                               -----------          -----------                -----------         -----------
Comprehensive income (loss):
Net income (loss)                              $(1,350,501)         $   600,343                $ 4,328,750         $   389,438
Net change in unrealized appreciation
(depreciation)
     on available for sale investments           1,908,787             (975,250)                11,627,386          (1,543,017)
Net change in foreign currency translation        (801,748)            (774,710)                   748,341           1,184,218
                                               -----------          -----------                -----------         -----------
Total comprehensive income (loss)              $  (243,462)         $(1,149,617)               $16,704,477         $    30,639
                                               ===========          ===========                ===========         ===========

         Comprehensive income (loss) is net of deferred income tax expense of $1 million and $6.3 million for the three and nine months ended September 30, 1999, respectively, and deferred income tax benefit of $525,000 and $831,000 for the three and nine months ended September 30, 1998, respectively.

         The components of accumulated comprehensive income (loss) are as follows:

                                                            September 30,          December 31,
                                                                1999                   1998
                                                            -------------          ------------
Accumulated other comprehensive income (loss):
Unrealized appreciation (depreciation)
      on available for sale investments                      $ 9,115,599           $(2,511,787)
Foreign currency translation                                  (4,445,037)           (5,193,378)
                                                             -----------           -----------
Accumulated other comprehensive income (loss)                $ 4,670,562           $(7,705,165)
                                                             ===========           ===========

         The components of accumulated comprehensive income (loss) are net of deferred income tax expense of $4.7 million at September 30, 1999 and a deferred income tax benefit of $1.3 million at December 31, 1998.

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

         In connection with the sale of their interests in Nevada Land and Resource Company, LLC ("NLRC") by the former members, a limited partnership agreed to act as consultant to NLRC in connection with the maximization of the development, sales, leasing, royalties or other disposition of land, water, mineral and oil and gas rights with respect to certain property owned in Nevada. In exchange for these services, the partnership was to receive from NLRC a consulting fee calculated as 50% of any net proceeds that NLRC actually receives from the sale, leasing or other disposition of all or any portion of the Nevada property or refinancing of the Nevada property provided that NLRC has received such net proceeds in a threshold amount equal to the aggregate of: (i) the capital investment by GEC and the Company in the Nevada property, (ii) a 20% cumulative return on such capital investment, and (iii) a sum sufficient to pay the United States federal income tax liability, if any, of NLRC in connection with such capital investment. Either party could terminate this consulting agreement in April 2002 if the partnership had not received or become entitled to receive by that time any amount of the consulting fee. No payments have been made under this agreement through September 30, 1999. By letter dated March 13, 1998, NLRC gave notice of termination of the consulting agreement based on NLRC's determination of default by the partnership under the terms of the agreement. In November 1998, the partnership sued NLRC for wrongful termination of the consulting contract. On March 12, 1999, NLRC filed a cross-complaint against the partnership for breach of written contract, breach of fiduciary duty and seeking declaratory relief.

         Effective September 1, 1999, the parties entered into a settlement agreement wherein they agreed that the lawsuit would be dismissed without prejudice, and that NLRC would deliver a report on or before June 30, 2002 to the limited partnership of the amount of the consulting fee which would be owed by NLRC to the limited partnership if the consulting agreement were in effect.

         Global Equity SA, a Swiss wholly-owned subsidiary, entered into two loan agreements with Swiss banks to partially finance the purchase of additional shares of Jungfraubahn Holding AG. The loans are collateralized by a portion of the shares held in custody at the banks.

          Guizhou Jonyang Machinery Industry Ltd. (the "joint venture") a 60% owned joint venture of Conex Continental Inc. ("Conex") has bank debt, a portion of which, is collateralized by various assets of the joint venture and has no recourse to PICO.

6.   RECENT ACCOUNTING PRONOUNCEMENTS AND TAX LEGISLATION

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and measures those instruments at fair value. The new standard becomes effective for fiscal years beginning after June 15, 1999. Management has not completely assessed the impact this standard will have on the Company's consolidated financial statements.

         During June 1999, the Internal Revenue Service issued final legislative regulations that allow the Company to use net operating loss carryforwards of an acquired company to offset the taxable income arising in any company within the consolidated tax returns of the PICO Holdings group. These loss carryforwards were previously restricted for use against taxable income of the specific entity in which the losses arose. Due to the uncertainty surrounding the realization of these deferred tax assets, the Company had recorded a valuation allowance. As a result of the issuance of these regulations, the Company has reevaluated the future recovery of this asset and has determined that the valuation allowance is no longer required. Consequently, the Company reversed the valuation allowance and as a result recorded a deferred income tax benefit of $6.5 million in the statement of operations.

         In the quarter ended September 30, 1999, the Company determined that the income tax benefit resulting from these tax regulations should have been reflected in the period of enactment. Accordingly, the Company has restated the results for the three months ended June 30, 1999 included in the results of operations for the nine months ended September 30, 1999.

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

         The accounting policies of the reportable segments are the same as those described in the Company's 1998 annual report on Form 10-K. Segment performance is measured by revenues and segment profit before tax in addition to changes in shareholders' equity. This information provides the basis for calculation of return on shareholders' equity, which is the main performance measurement used in analyzing segment performance. In addition, assets identifiable with segments are disclosed as well as capital expenditures, and depreciation and amortization. The Company has operations and investments in the U.S. and abroad.

         The following is a detail of revenues by segment from continuing operations:

                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                   September 30,
                                                      1999            1998            1999            1998
                                                  -----------     -----------     -----------     -----------
Investment Operations                             $ 1,221,384     $   466,793     $ 3,879,230     $ 4,298,020
Surface, Water and Mineral  Rights                  2,439,736         394,987       3,681,520         963,616
Property and Casualty Insurance                     9,672,878      10,419,662      29,338,357      31,527,222
Medical Professional Liability Insurance              597,452         687,798       1,780,017       1,877,415
Other Operations                                    2,446,171         210,559       2,736,505         901,824
                                                  -----------     -----------     -----------     -----------
         Total Revenues-Continuing Operations     $16,377,621     $12,179,799     $41,415,629     $39,568,097
                                                  ===========     ===========     ===========     ===========

         The following is the detail of segment income (loss) from continuing operations before taxes and minority interest:

                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                     1999                1998             1999              1998
                                                 -----------         -----------      -----------       -----------
Investment Operations                            $(2,336,923)        $(1,204,121)     $(2,707,946)      $  (821,644)
Surface, Water and Mineral Rights                   (696,096)           (357,760)      (1,818,626)       (1,085,647)
Property and Casualty Insurance                      388,489           1,435,379        1,734,490         2,446,134
Medical Professional Liability Insurance            (222,322)           (209,833)        (916,308)         (636,027)
Other Operations                                    (412,268)            (15,240)        (561,314)          (46,918)
                                                 -----------         -----------      -----------       -----------
     Loss Before Taxes and Minority Interest     $(3,279,120)        $  (351,575)     $(4,269,704)      $  (144,102)
                                                 ===========         ===========      ===========       ===========

8.   SIGNIFICANT ACCOUNTING CHANGES

         At August 2, 1999 the Company increased its ownership of Conex from 32% to 66% through the redemption of preferred shares, the proceeds from which were used to exercise warrants for common shares. The consolidated results of operations for the nine months ended September 30, 1999 reflect the consolidation of Conex for the period August 3 to September 30. Previous to consolidation, the investment was accounted for using the equity method. Consequently, the results of operations for the nine months ended September 30, 1999 include 32% of the losses in the unconsolidated affiliate for the period January 1 to August 2, 1999. Conex's primary asset is 60% of a Sino-American joint venture that manufactures wheeled and tracked excavators in China. Significant additions to the balance sheet at September 30, 1999 include $19 million in inventory, $17 million in property and equipment, and approximately $32 million in borrowings and accrued expenses. The borrowings are serviced by operating cash flows of the joint venture and are collateralized by various assets of the joint venture including $2 million of cash held as security and have no recourse to PICO or Conex. Below is a summary of the impact of Conex on PICO's results of operations as if the consolidation had occurred at the beginning of the year:

                                  Nine Months Ended
                                  September 30, 1998
                                  ------------------
Revenues                            $   11,365,376
 Cost of sales                           8,548,997
                                    ---------------
                                         2,816,379
 Expenses                                4,721,276
                                    ---------------
 Loss from operations                   (1,904,897)
 Minority interest                       1,060,944
                                    ---------------
 Net loss                           $    (843,953)
                                    ===============

9.   RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

         In response to a review by the staff of the Securities and Exchange Commission in connection with the Company's Form S-3 registration statement which has yet to be completed, the Company will amend its 1998 Form 10-K and 1999 Form 10-Q filings for the quarterly periods ended March 31, 1999 and June 30, 1999, and restate previously reported financial statements. Specifically, and as discussed in detail below, the consolidated financial statements as of and for the three years ended December 31, 1998 and as of and for the three and six months ended March 31, 1999 and June 30, 1999 will be restated to reflect (1) the adoption of equity accounting for PICO's investment in HyperFeed Technologies, Inc. ("Hyperfeed"), (2) the value of Hyperfeed common stock warrants at estimated fair value and (3) to record the carrying value of Hyperfeed, formerly PC Quote, Inc., common stock warrants and associated interest income. Consequently, the investment, results of operations (current and prior periods), and retained earnings have been adjusted retroactively.

         Included in the results of operations is equity in losses of Hyperfeed of $1.3 million and $684,000 for the nine months ended September 30, 1999 and 1998, respectively and losses of $1.2 million, and $168,000 for the three months ended September 30, 1999 and 1998, respectively. Presented in the table below are the effects of the retroactive adjustments on previously reported information as of and for the three and nine months ended September 30 1998.

         Included within the equity in loss of unconsolidated affiliate is PICO's share of the losses of Hyperfeed. It also includes charges for amortization of goodwill totaling $161,000, $482,000, $53,000 and $127,000 for the three and nine months ended September 30, 1999 and 1998, respectively. In addition, the results of operations for the three and nine months ended September 30, 1999 and 1998 include dilution gains of $149,000, $1.3 million, $47,000 and $144,000, respectively.

                                          As Reported            As Restated             As Reported              As Restated
                                       Nine Months Ended      Nine Months Ended      Three Months Ended       Three Months Ended
                                       September 30, 1998    September 30, 1998      September 30, 1998       September 30, 1998
                                       ------------------    ------------------      ------------------       ------------------
Total revenues                         $       39,568,097    $       39,568,097      $       12,179,799       $       12,179,799
Total expenses                                 38,357,415            38,357,415              12,179,713               12,179,713
Equity in losses of unconsolidated               (670,692)           (1,354,784)               (183,871)                (351,661)
affiliates
                                       ------------------    ------------------      ------------------       ------------------
Income before minority interest                   539,990              (144,102)               (183,785)                (351,575)
Income tax benefit                                (57,871)             (247,265)               (987,509)              (1,026,381)
                                       ------------------    ------------------      ------------------       ------------------
                                                  597,861               103,163                 803,724                  674,806
Minority interest                                  28,347                28,347                (177,769)                (177,769)
                                       ------------------    ------------------      ------------------       ------------------
Income from continuing operations                 626,208               131,510                 625,955                  497,037
Discontinued operations                           257,928               257,928                 103,306                  103,306
                                       ------------------    ------------------      ------------------       ------------------
Net income                             $          884,136    $          389,438      $          729,261       $          600,343
                                       ==================    ==================      ==================       ==================

Net income per share - basis           $             0.15    $             0.07      $             0.13       $             0.11
Net income per share - diluted         $             0.14    $             0.06      $             0.12       $             0.10

                                                As Reported            As Restated
                                             September 30, 1998    September 30, 1998
                                             ------------------    ------------------
Investments                                  $      131,769,107    $      130,293,302
Deferred tax asset                                    9,562,365             9,903,073
Total assets                                        405,942,275           404,807,176

Total liabilities                                   236,120,476           236,120,476

Unrealized gain, net of tax                          (3,916,639)           (4,054,804)
Accumulated foreign currency, net of tax             (4,009,160)           (4,009,160)

Retained earnings                                    84,602,471            83,605,538
Shareholders' equity                                108,427,416           107,292,318

         As of September 30, 1999, the investment in Hyperfeed consists of a 12% common stock voting stock interest and a 24% voting interest from preferred stock holdings. An additional 4.1 million common stock warrants, which convert one-for-one into common stock represent an additional 17% voting interest, if converted. The common and preferred stock are accounted for using the equity method and have a carrying value of $3.6 million at September 30, 1999, while the common stock warrants are carried at estimated fair value in accordance with Statement of Financial Accounting Standards No. 115. The difference between the carrying value of the investment and the underlying equity in the net assets of Hyperfeed is considered goodwill and is being amortized over 10 years on a straight line basis. The market value of the common shares and preferred shares based on the September 30, 1999 closing price of Hyperfeed common stock is approximately $19.1 million, and $38.3 million, respectively. The estimated fair value of the warrants using the Black Scholes option-pricing model is approximately $28.7 million.

         Included in the years ended December 31, 1998, 1997 and 1996 is the equity in losses of Hyperfeed of $751,000, $1.6 million and $1 million, respectively. Present in the table below are the effects of the retroactive adjustments on previously reported net income (loss) and shareholders' equity as of and for the years ended December 31.

         For the years ended December 31, 1998, 1997 and 1996, equity in loss of unconsolidated affiliates includes charges for goodwill amortization of $176,000, $147,000 and $143,000, dilution gains of $404,000, $1 million, and
$50,000 respectively, and PICO's share of the losses of $979,000, $2.4 million and $910,000, respectively. The year 1997 has been restated to include $1.8 million in interest income associated with common stock warrants.

                                                As Reported            As Restated            As Reported           As Restated
                                                Year Ended             Year Ended             Year Ended            Year Ended
                                             December 31, 1998      December 31, 1998      December 31, 1997     December 31, 1997
                                             -----------------      -----------------      -----------------     -----------------
Total revenues                               $      48,220,276      $      48,220,276      $      88,185,342     $      90,019,377
Total expenses                                      58,449,781             58,449,781             64,682,337            64,682,337
Equity in losses of unconsolidated                    (771,117)            (1,522,480)                                  (1,577,879)
affiliates
                                             -----------------      -----------------      -----------------     -----------------
Income before minority interest                    (11,000,622)           (11,751,985)            23,503,005            23,759,161
Income tax expense                                   1,762,395              1,566,889              7,670,128             7,807,262
                                             -----------------      -----------------      -----------------     -----------------
                                                   (12,763,017)           (13,318,874)            15,832,877            15,951,899
Minority interest                                    4,532,632              4,532,632              3,202,461             3,202,461
                                             -----------------      -----------------      -----------------     -----------------
Income from continuing operations                   (8,230,385)            (8,786,242)            19,035,338            19,154,360

Discontinued operations                              1,075,024              1,075,024                456,283               456,283
                                             -----------------      -----------------      -----------------     -----------------
Net income (loss)                            $      (7,155,361)     $      (7,711,218)     $      19,491,621     $      19,610,643
                                             =================      =================      =================     =================

Income (loss) per share - basic              $           (1.20)     $           (1.29)     $            3.09     $            3.11
Income (loss) per share - diluted            $           (1.20)     $           (1.29)     $            2.98     $            3.00

                                                As Reported            As Restated
                                             December 31, 1998      December 31, 1998
                                             -----------------      -----------------
Investments                                  $     117,150,365      $     116,411,780
Total assets                                       395,914,103            395,175,518

Deferred tax liabilities                             7,258,949              7,185,656
Total liabilities                                  221,819,219            221,745,926

Unrealized loss, net of tax                         (2,904,587)            (2,511,787)
Accumulated foreign currency, net of tax            (5,193,378)            (5,193,378)
Retained earnings                                   76,562,974             75,504,882
Shareholders' equity                               174,094,884            173,429,592

                                                  As Reported            As Restated
                                                  Year Ended             Year Ended
                                               December 31, 1996      December 31, 1996
                                               -----------------      -----------------
Total revenue                                     $76,736,280            $76,736,280
Total expenses                                     43,773,072             43,773,072
Equity in income of unconsolidated affiliates       1,013,385                 10,539
Income before minority interest                    33,976,593             32,973,747
Income tax expense                                 12,957,811             12,665,389
                                                   21,018,782             20,308,358
Minority interest                                   3,301,229              3,301,229
Net income                                        $24,320,011            $23,609,587
                                                  ===========            ===========
Net income per share - basic                      $      4.39            $      4.26
Net income per share - diluted                    $      4.23            $      4.11

         The common and preferred stock has a carrying value of $4.9 million at December 31, 1998, and the common stock warrants estimated using the Black Scholes option-pricing model are carried at a fair value of $6.1 million. The market value of the common shares and preferred shares based on the December 31, 1998 closing price of Hyperfeed common stock is approximately $4.4 million, and $10.2 million, respectively.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

    This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Results of Operations - Three and Nine Months Ended September 30, 1999 and 1998," "Liquidity and Capital Resources," and "Risk Factors." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's 1998 Form 10-K.

RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

    IN RESPONSE TO A REVIEW BY THE STAFF OF THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE COMPANY'S FORM S-3 REGISTRATION STATEMENT WHICH HAS YET TO BE COMPLETED, THE COMPANY WILL AMEND ITS 1998 FORM 10-K AND 1999 FORM 10-Q FILINGS FOR THE QUARTERLY PERIODS ENDED MARCH 31, 1999 AND JUNE 30, 1999, AND RESTATE PREVIOUSLY REPORTED FINANCIAL STATEMENTS. SPECIFICALLY, AND AS DISCUSSED IN DETAIL IN NOTE 9 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION", THE CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE YEARS ENDED DECEMBER 31, 1998 AND AS OF AND FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND JUNE 30, 1999 WILL BE RESTATED TO (1) REFLECT THE ADOPTION OF EQUITY ACCOUNTING FOR PICO'S INVESTMENT IN HYPERFEED TECHNOLOGIES, INC. ("HYPERFEED"), (2) REFLECT THE VALUE OF HYPERFEED COMMON STOCK WARRANTS AT ESTIMATED FAIR VALUE AND (3) RECORD THE CARRYING VALUE OF HYPERFEED COMMON STOCK WARRANTS AND ASSOCIATED INTEREST INCOME. CONSEQUENTLY, THE INVESTMENT IN HYPERFEED, RESULTS OF OPERATIONS (CURRENT AND PRIOR PERIODS), COMPREHENSIVE INCOME AND RETAINED EARNINGS HAVE BEEN RESTATED RETROACTIVELY. THOSE ADJUSTMENTS ARE REFLECTED IN THIS FORM 10-Q, AS THEY PERTAIN TO CURRENT AND PRIOR PERIOD FINANCIAL INFORMATION CONTAINED IN THESE CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED). IN LIGHT OF THESE RESTATEMENTS, AND INPLEMENTATION OF DIFFERENT ACCOUNTING PRINCIPLES, PICO'S FUTURE INCOME STATEMENTS AND SHAREHOLDER'S EQUITY MAY BE SUBJECT TO UPWARD AND DOWNWARD SWINGS WHICH MAY BE INCONSISTENT WITH PAST VARIATION BASED UPON PREVIOUS REPORTED FINANCIAL INFORMATION.

RESULTS OF OPERATIONS -- THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (AS RESTATED)

SUMMARY

    PICO Holdings, Inc. and consolidated subsidiaries reported a net loss of $1.4 million, or $0.15 per share, for the quarter ended September 30, 1999, compared to income of $600,000, or $0.11 per share, during the third quarter of 1998. For the nine month period ended September 30, 1999, PICO reported net income of $4.3 million, or $0.48 per share, compared to income of $389,000, or $0.07 per share, during the first nine months of 1998.
Per share amounts are stated as "basic" earnings per share.

    Shareholders' equity at September 30, 1999 was $192.7 million, up $19.3 million, or 11.1%, over the $173.4 million of December 31, 1998, as adjusted. Book value per share calculated on an undiluted basis as of September 30, 1999 was $21.28 per share, compared to $19.38 per share as of December 31, 1998. These increases in shareholders' equity and book value per share resulted primarily from (1) an $11.6 million improvement in unrealized appreciation of investments, net of income tax, (2) $4.3 million in net income, (3) a $748,000 improvement in the Company's foreign currency translation adjustment in shareholders' equity, and (3) nearly $2.9 million in paid-in capital from the exercise by warrant holders of approximately 120,000 PICO common stock warrants at $23.80 per share. These increases were partially offset by $292,000 in costs from the purchase of treasury stock.

    The Company's ongoing operations are organized into five segments:
INVESTMENT OPERATIONS; SURFACE, WATER, AND MINERAL RIGHTS; PROPERTY AND CASUALTY INSURANCE; MEDICAL PROFESSIONAL LIABILITY INSURANCE and OTHER OPERATIONS. Net income (loss) by business segment for the three and nine months ended September 30, 1999 and 1998 was as follows:

     NET INCOME (LOSS) BY BUSINESS SEGMENT:

                                                          Three Months Ended    Nine Months Ended
                                                             September 30,         September 30,
                                                            1999      1998       1999       1998
                                                          ------------------    -----------------
                                                             (in millions)        (in millions)
Continuing Operations:
     Investment Operations                                 $(0.5)    $ 1.1      $ 5.6      $(0.4)
     Surface, Water and Mineral Rights                      (0.7)     (0.4)      (1.8)      (1.1)
     Property and Casualty Insurance                         0.3       1.0        1.2        1.8
     MPL Insurance                                          (0.2)     (0.9)      (0.7)      (0.1)
     Other                                                  (0.3)     (0.3)      (0.4)      (0.1)
                                                           -----     -----      -----      -----
          Net Income (loss) from Continuing Operations      (1.4)      0.5        3.9        0.1
Discontinued Operations, Net of Tax                                    0.1                   0.3
Extraordinary Gain, Net of Tax                                                    0.4
                                                           -----     -----      -----      -----
     Net income (loss)                                     $(1.4)    $ 0.6      $ 4.3      $ 0.4
                                                           =====     =====      =====      =====


    As shown above, the third quarter net loss from continuing operations of $1.4 million decreased $1.9 million from the $500,000 in income recorded for the third quarter of 1998. The principal contributor to this decline was INVESTMENT OPERATIONS as a result of an after-tax $800,000 loss from PICO's equity in Hyperfeed and a $300,000 loss from Conex. SEE NOTE 8, "SIGNIFICANT ACCOUNTING CHANGES." The SURFACE, WATER AND MINERAL RIGHTS segment, which includes the operations of Vidler and NLRC, contributed a $696,000 net loss to the 1999 third quarter, compared to a $358,000 net loss in the third quarter of 1998. Increased water rights project costs and non-capitalizable interest expense were principally responsible for these additional losses. PROPERTY AND CASUALTY INSURANCE and MPL INSURANCE produced offsetting $700,000 variances between the 1999 and 1998 third quarters, principally relating to reserve strengthening differences between the two periods.

    The $3.9 million income from continuing operations recorded during the first nine months of 1999 increased $3.8 million over the $100,000 recorded during the 1998 period. The principal contributors of this improvement for the nine months were $2.8 million realized investment gains from international securites and a $6.5 million income tax benefit due to recent changes in tax legislation (SEE
NOTE 6, "RECENT ACCOUNTING PRONOUNCEMENTS AND TAX LEGISLATION."). Included in net income for the first nine months of 1999 was a $442,000 extraordinary gain from settlement of debt in exchange for land. Realized investment gains for the nine months were $3.6 million compared to $2.5 million in 1998.

    Third quarter 1999 revenues were $16.4 million, compared to $12.2 million during the third quarter of 1998. Revenues for the nine months ended September 30, 1999 and 1998 were $41.4 million and $39.6 million, respectively. Increased revenues principally relate to the consolidation of Conex into PICO's financial statements beginning in August 1999. Conex revenues included in the third quarter and nine months were $2.3 million. Revenues for the third quarter and first nine months of 1999 included $1.4 million and $1.8 million, respectively, from the sale of NLRC land, compared to $79,000 and $133,000 for the same 1998 periods, respectively.

    Expenses for the third quarter and first nine months of 1999 were $18.5 million and $43.7 million, respectively. These amounts compare to $12.2 million and $38.4 million, respectively, during the same periods of 1998. These expense increases included $2.6 million in additional expenses in the third quarter and nine months of 1999 due to the consolidation of Conex, which was not consolidated in the comparable 1998 periods. Operating and overhead expenses of Vidler and NLRC increased $ 2.4 million for the quarter and $3.5 million for the nine months as compared to 1998, much of which was related to increased land sales plus increased project costs and interest expense. PROPERTY AND CASUALTY INSURANCE ("P&C") expenses included strengthening of reserves of approximately $553,000 and $1.2 million for the third quarter and the first nine months of 1999, respectively, based upon claims experience in the artisan-contractor insurance coverage previously provided by Citation, net of reinsurance.

    Total assets at September 30, 1999 were $449.6 million, compared to $395.2 million at December 31, 1998, as restated, an increase of $54.4 million. Liabilities increased $28.7 million. The consolidation of Conex added $49.6 million in assets and $42.3 million in liabilities to the balance sheet. Claims reserves decreased $10.4 million during the nine months, principally due to the payment of claims in winding down PICO's medical professional liability insurance operations.

    Prior period per share amounts have been adjusted to reflect PICO's December 16, 1998 1-for-5 reverse stock split.

    Revenues and income before taxes and minority interests from CONTINUING OPERATIONS by business segment are shown in the following schedules:

    Operating Revenues--Continuing Operations:


                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                    September 30,
                                                              1999            1998             1999             1998
                                                              -----           -----            -----            -----
                                                                  (in millions)                     (in millions)
Investment Operations                                         $ 3.5           $ 0.5            $ 6.2            $ 4.3
Surface, Water and Mineral  Rights                              2.4             0.4              3.7              1.0
Property and Casualty Insurance                                 9.7            10.4             29.3             31.5
Medical Professional Liability Insurance                        0.6             0.7              1.8              1.9
Other Operations                                                0.2             0.2              0.4              0.9
                                                              -----           -----            -----            -----
         Total Revenues-Continuing Operations                 $16.4           $12.2            $41.4            $39.6
                                                              =====           =====            =====            =====

    Income (Loss) Before Taxes and Minority Interest--Continuing Operations:


                                                Three Months Ended     Nine Months Ended
                                                   September 30,         September 30,
                                                  1999       1998       1999       1998
                                                 -----      -----      -----      -----
                                                   (in millions)         (in millions)
Investment Operations                            $(2.6)     $(1.2)     $(3.0)     $(0.8)
Surface, Water and Mineral Rights
                                                  (0.7)      (0.4)      (1.8)      (1.1)
Property and Casualty Insurance
                                                   0.4        1.4        1.7        2.4
Medical Professional Liability Insurance
                                                  (0.2)      (0.2)      (0.9)      (0.6)
Other Operations
                                                  (0.2)                 (0.3)
                                                 -----      -----      -----      -----
     Loss Before Taxes and Minority Interest     $(3.3)     $(0.4)     $(4.3)     $(0.1)
                                                 =====      =====      =====      =====


INVESTMENT OPERATIONS

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

    INVESTMENT OPERATIONS revenues were $6.2 million for the first nine months of 1999 compared to $4.3 million during the first nine months of 1998, an increase of $1.9 million. As shown below, this improvement was due to (1) a $1.5 million increase in realized investment gains, (2) a $1.4 million decrease in investment income and (3) a $1.8 million increase in other income. The increase in realized investment gains principally is a result of gains from the sale of certain of the Company's international investments. The decrease in investment income assigned to INVESTMENT OPERATIONS resulted from a number of factors. First, the 1998 nine-month total included a one-time $800,000 addition to investment revenues from the write down of capitalized interest related to real estate development projects that were closed out. In addition, approximately $600,000 in interest income generated by PICO and its subsidiaries through transactions within the consolidated group during 1999 ($300,000 in 1998) has been eliminated as a result of consolidation. Most of the remainder of the investment income decline arose as a result of reduced levels of fixed income securities and invested cash and reduced interest rates. The increase in revenues from other income primarily resulted from the third quarter 1999 inclusion of Conex in PICO's consolidated financial statements, which added $2.3 million to revenues. SEE NOTE 8, "SIGNIFICANT ACCOUNTING CHANGES." Prior to the third quarter of 1999, Conex's revenues were not included with PICO's based upon equity accounting. Prior to consolidation, PICO recorded its equity in Conex's losses on one line of PICO's financial statements as "Equity in losses of unconsolidated affiliates." Conex principally manufactures wheeled and tracked hydraulic excavation equipment through a 60% interest in a Sino-American joint venture.

    Third quarter revenues were $3.5 million compared to $500,000 in the third quarter of 1998. Realized investment gains and other income accounted for $2.8 million of this $3 million improvement. PICO recorded $800,000 of realized investment gains in the third quarter of 1999 from the sale of international investments, compared to a $100,000 loss in the 1998 third quarter. Other income amounted to $2.3 million during the third quarter of 1999, an increase of $1.9 million over the third quarter of 1998, principally attributable to the inclusion of Conex.

    Revenues (charges) from INVESTMENT OPERATIONS are summarized below:


                         INVESTMENT OPERATIONS REVENUES

                                              Three Months Ended     Nine Months Ended
                                                September 30,          September 30,
                                               1999       1998        1999       1998
                                              ------     ------      ------     ------
                                                (in millions)          (in millions)
Investment Operations Revenues (Charges):
   Realized Investment Gains                  $  0.8     $ (0.1)     $  3.8     $  2.3
   Investment Income                             0.4        0.2          --        1.4
   Other Income                                  2.3        0.4         2.4        0.6
                                              ------     ------      ------     ------
       Investment Operations Revenues         $  3.5     $  0.5      $  6.2     $  4.3
                                              ======     ======      ======     ======


    INVESTMENT OPERATIONS produced a $3 million loss before taxes during the first nine months of 1999 compared to an $800,000 loss during the first nine months of 1998. As shown below, this $2.2 million decrease consisted of (1) a $1.6 million decrease in investment operations income and (2) a $600,000 decrease from the equity in losses of unconsolidated subsidiaries. In addition to a general decline in investment income due to a reduced level of income-producing securities compared to 1998, the $1.6 million decrease in investment operations income compared to 1998 partially resulted from the 1998 inclusion of a one-time $800,000 increase in income from the write-down of capitalized interest on discontinued real estate projects and a $300,000 loss from Conex's operations. The $600,000 decrease in income before taxes from the equity in losses of unconsolidated subsidiaries resulted from a $1.3 million loss from PICO's equity in Hyperfeed, compared to a $700,000 loss in the first nine months of 1998.

    During the third quarter of 1999, INVESTMENT OPERATIONS produced a $2.6 million pre-tax loss, compared to a $1.2 million loss during the same 1998 quarter. This $1.4 million decrease in pre-tax income consisted of a $300,000 decrease in investment operations income, and a $1.1 million decrease due to PICO's equity in the losses of Hyperfeed.

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

    Income (loss) before tax from INVESTMENT OPERATIONS for the three and nine months ended September 30, 1999 and 1998 included the following:

                 INVESTMENT OPERATIONS INCOME (LOSS) BEFORE TAX

                                                    Three Months Ended      Nine Months Ended
                                                       September 30,           September 30,
                                                     1999        1998        1999        1998
                                                    ------      ------      ------      ------
                                                      (in millions)           (in millions)
Investment Operations Income (Loss) Before Tax:
   Investment Operations Income (Loss)              $ (1.1)     $ (0.8)     $ (1.0)     $  0.6
   Equity in Loss of Investee                         (1.5)       (0.4)       (2.0)       (1.4)
                                                    ------      ------      ------      ------
Investment Operations Loss Before Tax               $ (2.6)     $ (1.2)     $ (3.0)     $ (0.8)
                                                    ======      ======      ======      ======


SURFACE, WATER, AND MINERAL RIGHTS

    Two subsidiaries comprise the surface, water and mineral rights segment operations: Vidler and NLRC. Vidler engages in the water marketing and transfer business. The business plan calls for Vidler to identify areas where water supplies are needed in the southwestern United States and then to acquire and aggregate agricultural water supplies and develop them for the use of municipalities, water districts, developers and others. In addition, Vidler develops and manages water storage to facilitate more efficient use of water, primarily for use by others. Vidler has purchased or leased water rights and related assets in Colorado, Nevada, Arizona and California.

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

    Following is a breakdown of revenue and pre-tax income (loss) before minority interest from SURFACE, WATER, AND MINERAL RIGHTS operations for the periods shown:


                       SURFACE, WATER, AND MINERAL RIGHTS

                                                    Three Months Ended      Nine Months Ended
                                                       September 30,           September 30,
                                                     1999        1998        1999        1998
                                                    ------      ------      ------      ------
                                                       (in millions)           (in millions)
Revenues - Surface, Water and Mineral Rights:
  VIDLER:
     Operating Revenues                             $  0.1      $  0.1      $  0.5      $  0.3
  NLRC:
     Land Sales                                        1.4                     1.8
     Other Operating Revenues                          0.9      $  0.3         1.4      $  0.7
                                                    ------      ------      ------      ------
          Segment Total Revenues                    $  2.4      $  0.4      $  3.7      $  1.0
                                                    ======      ======      ======      ======

Income (Loss) Before Tax and Minority Interest:
   Vidler Water Company, Inc.                       $ (0.7)     $ (0.4)     $ (1.9)     $ (0.7)
   Nevada Land and Resources Company LLC                --          --         0.1        (0.4)
                                                    ------      ------      ------      ------
      Loss Before Tax and Minority Interest         $ (0.7)     $ (0.4)     $ (1.8)     $ (1.1)
                                                    ======      ======      ======      ======

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

    Revenues from SURFACE, WATER, AND MINERAL RIGHTS operations for the nine months ended September 30, 1999 were $3.7 million, compared to $1.0 million during the first nine months of 1998. As shown above, $1.8 million of this $2.7 million increase resulted from NLRC land sales and the remaining $0.9 million increase resulted from increases in other operating revenues, such as water rights, lease and rental income, royalties and interest income. For the third quarter of 1999, revenues were $2.4 million, $2 million increase over the third quarter of 1998. Land sales accounted for $1.4 million of this increase, with other operating income making up the remainder.

     SURFACE, WATER, AND MINERAL RIGHTS operations for the first nine months of 1999 resulted in a $1.8 million loss before taxes and minority interest, compared to a $1.1 million loss during the comparable 1998 period. Operating and overhead expenses in excess of Vidler's revenues resulted in losses of $1.9 million and $0.7 million for the nine months and third quarter of 1999, respectively. This compares to losses of $0.7 million and $0.4 million, respectively, for the comparable 1998 periods. Most of the increase in overhead expenses relates to increased interest expense, salaries and benefits related to the acquisition of additional assets.

    NLRC produced a $100,000 profit before taxes for the first nine months of 1999 compared to a $400,000 loss during the same 1998 period. No income or loss was recorded by NLRC for the third quarters of 1999 and 1998. As evidenced by the revenues from land sales shown above, NLRC continues to actively market selected non-strategic parcels of land.

    In the second quarter of 1999, NLRC settled $5 million of outstanding borrowings and accrued interest by exchanging the particular land deed that was collateral for the note. In the nine-month results, the resulting gain has been reclassified from ordinary income to an extraordinary gain of $442,000.

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

    As shown below, earned premiums made up most of the PROPERTY AND CASUALTY INSURANCE segment revenues. Premiums are earned pro-rata throughout the year according to the coverage dates of the underlying policies:

                         PROPERTY AND CASUALTY INSURANCE

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,          September 30,
                                                       1999        1998       1999       1998
                                                      ------      ------     ------     ------
P & C Insurance Revenues (Charges):                     (in millions)          (in millions)
     Earned Premiums - Sequoia                        $  4.1      $  4.4     $ 12.7     $ 13.4
     Earned Premiums - Citation                          4.1         4.4       12.7       13.2
     Investment Income                                   1.3         1.4        3.6        4.1
     Realized Investment Gains (Losses)                                        (0.2)       0.2
     Other                                               0.2         0.2        0.5        0.6
                                                      ------      ------     ------     ------
          Total P&C Insurance Revenues                $  9.7      $ 10.4     $ 29.3     $ 31.5
                                                      ======      ======     ======     ======

P & C Insurance Income Before Taxes:
    Sequoia Insurance Company                         $  0.6      $  0.9     $  1.3     $  1.3
    Citation Insurance Company                          (0.2)        0.5        0.4        1.1
                                                      ------      ------     ------     ------
          Total P&C insurance Income Before Taxes     $  0.4      $  1.4     $  1.7     $  2.4
                                                      ======      ======     ======     ======


     PROPERTY AND CASUALTY INSURANCE revenues for the first nine months of 1999 were $29.3 million compared to $31.5 million during the first nine months of 1998. Declining earned premiums accounted for approximately $1.2 million of this $2.2 million , or 7%, decrease between years, principally as a result of continuing increased underwriting selectivity applied to Citation's business and aggressive competition for commercial multiple peril business within the state of California. Total PROPERTY AND CASUALTY INSURANCE earned premiums for the nine months of 1999 were $25.4 million compared to $26.6 million in 1998. Practically all new P&C insurance applications and policies scheduled to renew are now being processed through Sequoia and subjected to Sequoia's underwriting standards which are much more stringent than those previously employed by Citation prior to its change in control. As a result, a significant portion of Citation's prior book of business has not been renewed over the past two-plus years. As previously mentioned, increased competition within the state of California for commercial insurance has also decreased earned premiums. Accounting for most of the remaining difference between years was investment income, down $500,000 or 12.2%. The decline in investment income principally resulted from a reduction in invested assets during 1998 and 1999 resulting from cash utilization in operating activities due to the decline in premium revenue. Investment losses realized during the first nine months of 1999 amounted to $200,000, compared to $200,000 in realized investment gains during the first nine months of 1999.

    For the quarters ended September 30, 1999 and 1998, PROPERTY AND CASUALTY INSURANCE operations produced revenues of $9.7 million and $10.4 million, respectively. Earned premiums were $8.2 million and $8.8 million, respectively, for the two periods. Investment income for the third quarter of 1999 was $1.3 million compared to $1.4 million during the same 1998 quarter.

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

    PROPERTY AND CASUALTY INSURANCE operations produced $1.7 million in income before taxes during the first nine months of 1999, down $700,000 from the $2.4 million recorded during the same 1998 period. The 1997-98 "El Nino" phenomenon had a significant impact on the 1998 results.

     As shown below, Citation's 1999 loss and LAE ratios for the first nine months deteriorated 2.1 percentage points over the first nine months of 1998. Citation's loss and LAE ratio for the third quarter of 1999 was 18 percentage points higher during the third quarter of 1998. The principal reason for this difference was loss experience from the artisan-contractor coverage no longer written by Citation. Citation strengthened loss and LAE reserves, net of reinsurance reserve savings, $1.2 million during the first nine months of 1999, or $553,000 during the third quarter.

    Sequoia's loss and LAE ratio for the first nine months of 1999 of 57.7% improved 3.9 percentage points below the 61.6% ratio of the same 1998 period. For the third quarter, Sequoia's 53.8% ratio was 4.7 percentage points over that of the third quarter of 1998.

    Citation's nine-month expense ratio of 42.4% compares to 41.9% in the same 1998 period. For the third quarter, Citation's expense ratio improved by 1.9 percentage points. Sequoia's 44.2% expense ratios for both the nine months and the third quarter represent improvements over the comparable 1998 periods of
0.1 and 0.6 percentage points, respectively. Improvements principally relate to reduced overhead expenses, which were sufficient to more than offset the negative effects of the reduced premium volume. SEE RATIOS BELOW. THESE RATIOS ARE CALCULATED AS LOSSES, LAE AND INSURANCE OPERATING EXPENSES CALCULATED ON THE BASIS OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP), DIVIDED BY NET EARNED PREMIUM.

    The following schedule shows Citation's losses, LAE and insurance operating expenses as percentages of earned premiums:


                           CITATION INSURANCE COMPANY

                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                                 1999        1998        1999        1998
                                ------      ------      ------      ------
                                   (GAAP Basis)            (GAAP Basis)
Loss and LAE Ratio                84.7%       66.7%       74.3%       72.2%
Expense Ratio                     42.7%       44.6%       42.4%       41.9%
                                ------      ------      ------      ------
     Loss and Expense Ratio      127.4%      111.3%      116.7%      114.1%
                                ======      ======      ======      ======

    The following schedule shows Sequoia's losses, LAE and insurance operating expenses as percentages of earned premiums:


                            SEQUOIA INSURANCE COMPANY

                                Three Months Ended      Nine Months Ended
                                   September 30,            September 30,
                                 1999        1998        1999        1998
                                ------      ------      ------      ------
                                   (GAAP Basis)            (GAAP Basis)
Loss and LAE Ratio                53.8%       49.1%       57.7%       61.6%
Expense Ratio                     44.2%       44.8%       44.2%       44.3%
                                ------      ------      ------      ------
     Loss and Expense Ratio       98.0%       93.9%      101.9%      105.9%
                                ======      ======      ======      ======



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

    Physicians' assets are not designated on an individual security basis as belonging either to the MEDICAL PROFESSIONAL LIABILITY INSURANCE or the INVESTMENT OPERATIONS business segment. Consequently, Physicians' invested assets produce income in both the MEDICAL PROFESSIONAL LIABILITY INSURANCE and INVESTMENT OPERATIONS segments. All of PRO's operating revenues and pre-tax income are assigned to the MEDICAL PROFESSIONAL LIABILITY INSURANCE segment. All investment income and realized investment gains generated by Physicians from assets in excess of those needed to support the MPL claims are allocated to the Investment Operations segment. SEE NOTE 7, "SEGMENT REPORTING."

    Revenues (charges) and pre-tax loss from MEDICAL PROFESSIONAL LIABILITY INSURANCE operations were as follows for the periods shown:

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                          Three Months Ended      Nine Months Ended
                                             September 30,           September 30,
                                           1999        1998        1999        1998
                                          ------      ------      ------      ------
                                             (in millions)           (in millions)
MPL Revenues (Charges):
   Investment Income, Net of Expenses     $  0.6      $  0.7      $  1.8      $  2.1
   Premiums                                              --                     (0.2)
                                          ------      ------      ------      ------
     MPL Revenues                         $  0.6      $  0.7      $  1.8      $  1.9
                                          ======      ======      ======      ======

MPL Loss Before Tax:                      $ (0.2)     $ (0.2)     $ (0.9)     $ (0.6)
                                          ======      ======      ======      ======


    Since the withdrawal of Physicians and PRO from their personal automobile and homeowners lines of business in the late 1980's, MPL has been these two companies' only sources of insurance premiums. Investment income revenues will continue to accrue to the MPL runoff.

    MEDICAL PROFESSIONAL LIABILITY INSURANCE revenues were $1.8 million during the first nine months of 1999, a decrease of $0.1 million from the same 1998 period. Investment income accounted for all of the 1999 revenues, but was approximately $300,000 or 14% less than during the same 1998 period. For the 1999 third quarter, revenues, which consisted entirely of investment income, were $600,000, compared to $700,000 during the third quarter of 1998. The 1999 decline in investment income principally is a result of the reduced level of MPL claims and, correspondingly, the resultant reduced level of invested assets allocated to the MEDICAL PROFESSIONAL LIABILITY INSURANCE business segment.

    MPL operations produced a pre-tax loss of approximately $900,000 during the first nine months of 1999, compared to a $600,000 loss during the same 1998 period. The 1999 third quarter loss of $200,000 equaled that of the third quarter of 1998.

    Physicians' claims department staff continues to process the runoff of the remaining MPL loss and loss adjustment expense claims which is progressing routinely. At September 30, 1999, MPL reserves totaled $50.4 million, net of reinsurance and discount. This compares to $60.9 million at December 31, 1998. MPL loss and LAE reserves continue to decline as a result of the disposition of claims.

                     MPL INSURANCE -- LOSS AND LAE RESERVES

                          September 30,     December 31,
                              1999              1998
                          -------------     ------------
                                   (in millions)
Direct Reserves              $ 84.3            $ 97.1
Ceded Reserves                (26.9)            (27.7)
Discount of Net Reserves       (7.0)             (8.5)
                             ------            ------
     Net MPL Reserves        $ 50.4            $ 60.9
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

    Revenues (charges) and pre-tax losses from other operations are summarized below:

                                OTHER OPERATIONS

                                                     Three Months Ended      Nine Months Ended
                                                        September 30,           September 30,
                                                      1999        1998        1999        1998
                                                     ------      ------      ------      ------
                                                        (in millions)           (in millions)
Revenues (Charges) from Other Operations:
   Investment Management Services                    $  0.2      $  0.3      $  0.6      $  0.9
     Less:  Intercompany Portfolio Mgmt. Charges
                                                                   (0.1)       (0.1)       (0.3)
   Other
                                                                     --        (0.1)        0.3
                                                     ------      ------      ------      ------
          Revenues from Other Operations             $  0.2      $  0.2      $  0.4      $  0.9
                                                     ======      ======      ======      ======


                                                     ------      ------      ------      ------
Other Operations-Loss Before Tax                     $ (0.2)     $   --      $ (0.3)     $   --
                                                     ======      ======      ======      ======


    Revenues from OTHER OPERATIONS for the first nine months of 1999 were approximately $400,000 compared to $900,000 during the first nine months of 1998. Summit's revenues, after the elimination of intercompany charges, provided approximately $100,000 of this decline. A decline of $400,000 in revenues from miscellaneous other sources accounted for the remainder of the total decline in revenues. The 1998 period included $200,000 in commission income from a now inactive insurance agency, CLM Insurance Agency, owned by Sequoia and $100,000 in real estate sales by Raven Development Company, a deactivated real estate development agency owned by Physicians. Third quarter revenues were $200,000 in 1999 and 1998, consisting principally of Summit's investment management services revenues.

    OTHER OPERATIONS recorded approximately $300,000 in losses before taxes for the first nine months of 1999 compared to no income or loss during the same 1998 period. A $200,000 loss in the third quarter of 1999 compares to a break even in the third quarter of 1998.

DISCONTINUED OPERATIONS

    The Company completed its disposal of all interests in the operations of American Physicians Life Insurance Company ("APL"), the Company's former life and health insurance subsidiary on December 4, 1998. During the first nine months of 1998, discontinued operations reported revenues of $7.3 million and pre-tax income of approximately $300,000. For the 1998 third quarter, revenues and pre-tax income were $2.9 million and $100,000, respectively. SEE NOTE 2, "DISCONTINUED OPERATIONS."

LIQUIDITY AND CAPITAL RESOURCES - NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

    Operating activities used $21.8 million of cash during the nine months ended 1999 compared to cash used of $11 million during the same period of 1998. The increase in cash used by operations was caused primarily by operating expenses, claims and LAE payments (both property and casualty and MPL) and reductions in premiums received. Although insurance premiums earned continued to decline slightly in 1999, reinsurance receivables increased $2 million during the first nine months of 1999. This increase primarily resulted from increases in P&C insurance reinsurance reserves, rather than increases in reinsurance balances receivable from reinsurers. As loss reserves are paid at later dates, corresponding reinsurance reserves will be billed and due from reinsurers at that time. Actual balances due from reinsurers at September 30, 1999 were $317,000 compared to $1.1 million at December 31, 1998. This decrease resulted from the receipt of reinsurance proceeds, and the payment of claims during the period that exceeded reinsurance retention limits. All of the Company's reinsurers are highly rated (at least "A", "Excellent") by A. M. Best Company, except for one company, which is not rated due to its withdrawal from the reinsurance business in 1995. PICO has very little business reinsured with this reinsurer and its balance is current. A. M. Best Company's ratings reflect
A. M. Best Company's assessment of the reinsurer's financial condition, as well as the expertise and experience of its management.

    Cash flow from investing activities used $14.9 million during the first nine months of 1999 compared to $28.3 million of cash provided during 1998. During 1999, the Company purchased an additional 6.2 million shares of Australian Oil and Gas for $6.6 million, increasing its ownership to approximately 15.4%. In addition, 75,300 shares of Jungfraubahn Holding AG were purchased for $11.6 million. This acquisition was financed with $4.5 million in cash and $7.1 million of borrowings denominated in Swiss Francs. On the statement of cash flows for the nine months ended September 30, 1999, the borrowings translated at average rates in effect during the period amounted to $7 million. The sale and maturity of investments provided $23 million during 1999. Cash provided by investing activities during 1998 primarily included proceeds from the sale of investments of $21.6 million offset by purchases of investments of $6.8 million.

    Financing activities during 1999 provided cash of $2.9 million from the exercise of 120,000 common stock warrants. In addition cash proceeds from the warrants $7 million in borrowings were obtained to purchase additional shares of Jungfraubahn Holding AG. The loans are collateralized by a portion of the shares held by the bank. The purchase of treasury shares used funds of $292,000 in 1999 and $1.6 million in 1998. There were no other financing activities that provided or used cash during the same period in 1998.

    The inclusion of Conex in the consolidated financial sheets of the Company at September 30, 1999 has increased bank debt by approximately $21 million due to the bank borrowings of the joint venture. The debt is collateralized by various assets of the joint venture including $2 million of restricted cash and is serviced by the operating cash flows of the joint venture and has no recourse to PICO.

    Vidler is committed to funding its obligation with Semitropic for water storage. (SEE NOTE 5, "COMMITMENTS AND CONTINGENCIES".). The $2.4 million payment, due in November is required annually through the year 2008. In addition, the Company is committed to maintaining Sequoia's capital and statutory policyholder surplus at a minimum of $7.5 million. At September 30, 1999, Sequoia's statutory policyholder surplus was approximately $26 million. The Company is also committed to maintaining Sequoia's Best Rating at or above the "B++" (Very Good) level, which may at some time in the future require additional capital infusions into Sequoia.

    At September 30, 1999, the Company had no other significant commitments for capital expenditures, other than in the ordinary course of business.

CAPITAL RESOURCES

    The Company's primary source of funds are its available cash resources of $44.3 million at September 30, 1999, operating cash flows, liquidation of non-essential investment holdings, borrowings, public and private debt offerings, policy premiums and other fees.

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

     Phase three pertains to testing and validation of each system. As hardware and software changes are made to the systems, they are tested for compliance. This phase will continue as each insurance application is reprogrammed. Despite the best efforts by management, problems will arise requiring the Company to quickly respond while there is still time. Phase four, when completed, will set forth contingency plans addressing potential business interruption and failure, is expected to be finalized during the last quarter of 1999.

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

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES AND CONTINGENCY PLANS

     A reasonably, most likely worst case scenario of the Y2K impact would be a slow down in internal and external reporting, and insurance related processing of policies, claims and underwriting functions. It is unlikely the Company would experience any material business cessation or significant business disruption.

    The Company is completing its specific plans to continue operations in case of unexpected delays in completing remediation or if Y2K problems impact the Company in unforeseen ways. It appears many business systems could function manually for a limited amount of time. The Company anticipates completing its contingency plan during the last half of 1999. Overall, the Company has completed the significant aspects of its plan to prepare for Y2K.

    Pursuant to the "Year 2000 Information and Readiness Disclosure Act," the foregoing discussion initially made on September 30, 1998 is designated a Year 2000 readiness disclosure.

                                  RISK FACTORS

    In addition to the other information in this Form 10-Q, the following risk factors should be considered carefully in evaluating PICO and our business. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Exchange Act, including statements regarding our expectations, beliefs, intentions, plans or strategies regarding the future. All forward looking statements included in this document are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

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

    We do not know of any reliable statistical data that would enable us to predict the probability of success or failure of our investments or to predict the availability of suitable investments at the time we have available cash. You will be relying on the experience and judgment of management to locate, select and develop new acquisition and investment opportunities. Sufficient opportunities may not be found and this business strategy may not be successful. We reported net realized investment gains in 1997 of $27.1 million and in 1996 of $21.4 million; however, we reported a net realized investment loss of $4.4 million for 1998. Our financial statements indicate net unrealized investment gains, before taxes, of $16.8 million at December 31, 1996, as adjusted, $6.6 million at December 31, 1997, as adjusted, and net unrealized investment losses of $4.9 million at December 31, 1998, as adjusted.

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

    The inherent uncertainties in estimating loss reserves are greater for some insurance products than for others, and are dependent on:

-    the length of time in reporting claims;

-    the diversity of historical losses among claims;

- the amount of historical information available during the estimation process;

- the degree of impact that changing regulations and legal precedents may have on open claims; and

-    the consistency of reinsurance programs over time.

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

THERE HAS BEEN A DOWNTURN IN THE PROPERTY & CASUALTY INSURANCE BUSINESS WHICH, IN THE SHORT TERM, HINDERS OUR ABILITY TO PROFIT FROM THIS INDUSTRY

    The property and casualty insurance industry has been highly cyclical, and the industry has been in a cyclical downturn over the last several years. This is due primarily to competitive pressures on pricing, which has resulted in lower profitability for us. Pricing is a function of many factors, including the capacity of the property and casualty industry as a whole to underwrite business, create policyholders' surplus and generate positive returns on their investment portfolios. The level of surplus in the industry varies with returns on invested capital and regulatory barriers to withdrawal of surplus. Price competition among property and casualty insurers is influenced by many factors, including returns on investment portfolios and the relationship between the industry's premium volume and policyholder's surplus.

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

    Our insurance subsidiaries are currently rated as follows:

-   Sequoia Insurance Company               B++ (Very Good)

-   Citation Insurance Company              B+ (Very Good)

-   Physicians Insurance Company of Ohio    NR-3 (rating procedure inapplicable)

-   The Professionals Insurance Company     NR-3 (rating procedure inapplicable)

POLICY HOLDERS MAY NOT RENEW THEIR POLICIES, WHICH WOULD UNEXPECTEDLY REDUCE OUR REVENUE STREAM

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

    As a result of global investment diversification, our business, financial condition, results of operations and cash flows may be adversely affected by:

-        exposure to fluctuations in exchange rates;

-        the imposition of governmental controls;

-        the need to comply with a wide variety of foreign and U.S. export laws;

-        political and economic instability;

-        trade restrictions;

-        changes in tariffs and taxes;

-        volatile interest rates;

-        changes in certain commodity prices;

-        exchange controls which may limit our ability to withdraw money;

-        the greater difficulty of administering business overseas; and

-        general economic conditions outside the United States.

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

OUR COMMON STOCK PRICE MAY BE LOW WHEN YOU WANT TO SELL YOUR SHARES

    The trading price of our common stock has historically been, and is expected to be, subject to fluctuations. The market price of the common stock may be significantly impacted by:

-        quarterly variations in financial performance;

- shortfalls in revenue or earnings from levels forecast by securities analysts;

-        changes in estimates by such analysts;

-        product introductions;

-        our competitors' announcements of extraordinary events; such as

-        acquisitions;

-        litigation; and

-        general economic conditions.

    Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations. At December 31, 1996, the closing price of our common stock on the Nasdaq National Market was $20.63 per share, compared to $13.25 at December 31, 1998. On a quarterly basis between these two dates, closing prices have ranged from a high of $32.19 at December 31, 1997 to a low of $13.25 at December 31, 1998. From January 1 through November 12, 1999, closing prices have ranged from a low of $13.00 per share on January 4 to a high of $25.31 on June 30.

    Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we do business or relating to us specifically could result in an immediate and adverse effect on the market price of our common stock.

WE MAY NOT BE ABLE TO RETAIN KEY MANAGEMENT PERSONNEL WE NEED TO SUCCEED, WHICH COULD ADVERSELY AFFECT OURS ABILITY TO MAKE SOUND INVESTMENT DECISIONS

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

    The second phase of the project, which primarily includes implementing corrections to remedy Y2K deficiencies, is approximately complete. As noted above, the insurance systems software has been the primary focus of the efforts. To renovate the insurance systems to a Y2K ready state, our internal information systems staff is re-writing lines of existing code to function with a four-digit date field. We have also replaced existing DOS software with a current Y2K compliant version.

    Phase three pertains to testing and validation of each system. As hardware and software changes are made to the systems, they are tested for compliance. This phase will continue as each insurance application is reprogrammed. Despite the best efforts by management, problems will arise requiring us to quickly respond while there is still time. Phase four, when completed, will set forth contingency plans addressing potential business interruption and failure, is expected to be finalized during the last quarter of 1999.

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

    THE FOREGOING FACTORS, INDIVIDUALLY OR IN THE AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND COULD MAKE COMPARISON OF HISTORIC
     OPERATING RESULTS AND BALANCES DIFFICULT OR NOT MEANINGFUL RISK FACTORS

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The Company's bank debt is short-term in nature as the Company generally secures rates for periods of approximately one to three years and therefore approximates fair value.

At September 30, 1999, the Company had $49.1 million of fixed maturity securities and mortgage loans, $83.8 million of marketable equity securities that were subject to market risk, and $34.6 million of investments denominated in foreign currencies, primarily Swiss francs. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

    The Company uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage loans, the Company uses duration modeling to calculate changes in fair value. For its marketable securities the Company uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies the Company uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of a securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $300,000 for a 100 basis point decline in interest rates on its fixed securities and mortgage loans. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produced a loss in fair value of $6 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of the Company's foreign denominated investments produced a loss of $5.5 million that would impact the unrealized appreciation and foreign currency translation in shareholders' equity.


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




                                    PICO HOLDINGS, INC.


Dated:  November 15, 1999           By: /s/ Gary W. Burchfield
                                       -----------------------------------
                                        Gary W. Burchfield
                                         Chief Financial Officer and
                                         Treasurer (Principal Financial
                                         and Accounting Officer)

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