Form 10-K405/A
period 1998-12-31
PICO HOLDINGS INC /NEW
filed 2000-01-27
CIK 830122

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-18786

                                   ----------

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (858) 456-6022

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

                       DOCUMENTS INCORPORATED BY REFERENCE

(1)     None.

================================================================================

                               PICO HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                     No.
                                                                                                    ----
 PART I.........................................................................................      3

     Item 1.  BUSINESS..........................................................................      3
     Item 2.  PROPERTIES........................................................................     20
     Item 3.  LEGAL PROCEEDINGS.................................................................     20
     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................     21

 PART II........................................................................................     21

     Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............     21
     Item 6.  SELECTED FINANCIAL DATA...........................................................     22
     Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.........................................................     23
          7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.......................     47
     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................     48
     Item 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE..........................................................     91

 PART III.......................................................................................     91

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................     91
     Item 11.  EXECUTIVE COMPENSATION...........................................................     92
     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................     99
     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................     99

 PART IV........................................................................................    100

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K..................    100

 SIGNATURES.....................................................................................    112

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

   Vidler Water Company, Inc. ("Vidler")

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

   Since its acquisition by GEC, Vidler and its immediate parent company have made further acquisitions of water rights through the purchase of additional properties with appurtenant water rights in Arizona, California, Colorado, and Nevada. In October 1998, Vidler's Arizona groundwater recharge pilot program construction was completed and recharging began on schedule. Vidler's underground water storage facility is located adjacent to the Central Arizona Project in Arizona. Vidler has begun implementing the full-scale design and permitting process and will be meeting with potential state and federal recharge customers. Vidler estimates that the total storage capacity of the aquifer underlying this property is in excess of 1,000,000 acre-feet (one acre of water one foot deep) and the "put" and "take" recharge/recovery capacity of the aquifer to be in excess of 100,000 acre-feet per year. Currently, Vidler does not have a significant amount of water stored in this aquifer. In November 1998 Vidler reached an agreement with the Semitropic Water Storage District ("Semitropic") to acquire 185,000 acre-feet of underground water storage and associated rights to recharge and recover water at Semitropic located near the California Aqueduct northwest of Bakersfield, California. The strategic location of Semitropic relative to other water delivery systems and storage facilities will enable Vidler to complete exchanges and water transfers in California.

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

   Physicians Investment Company ("PIC")

   PIC is a holding company that owned 100% of APL prior to its sale on December 4, 1998. The Company entered into an agreement to sell APL and APL's wholly-owned subsidiary, Living Benefit Administrators Agency, Inc. On June 16, 1997, APL offered critical illness insurance through "Survivor Key" policies as well as other life and health insurance products. Physicians owns approximately 65.1% of PIC. Sequoia and Citation own approximately 9.1% and 25.8%, respectively.

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

   Mr. Langley has been Chairman of the Board of PICO since November 1996 and of Physicians and PRO since July 1995, Chairman of the Board of Summit since November 1994, and a Director and Chairman of the Board of GEC since September 1995. Mr. Langley has been a Director of PICO since November 1996 and a Director of Physicians since 1993. Mr. Langley has been a Director of Sequoia since August 1995 and a Director of Citation since November 1996. Mr. Langley has been a Director of Hyperfeed Technologies, Inc, (formerly, PC Quote, "Hyperfeed") since 1995.

   Mr. Hart has been President and Chief Executive Officer of PICO since November 1996 and of Physicians and PRO since July 1995 and President and Chief Executive Officer and a Director of GEC since September 1995. Mr. Hart has been a Director of PICO since November 1996 and a Director of Physicians since 1993. Mr. Hart has been a director of Summit since 1994. Mr. Hart has been a Director and Chairman of the Board of Sequoia since August 1995 and a Director and Chairman of the Board of Citation since November 1996. Mr. Hart has been a Director of Hyperfeed since 1997.

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

REGULATORY INSURANCE DISCLOSURES

   Premiums

   The following table shows the total net premiums written (gross premiums less premiums ceded pursuant to reinsurance treaties) by line of business by the Company for the periods indicated as reported in financial statements filed with the Ohio Department and the California Department using statutory accounting practices:

                              NET PREMIUMS WRITTEN

                               BY LINE OF BUSINESS


                                                   1998         1997         1996
                                                  ------       ------       ------
                                                            (in millions)
Property and Casualty-Commercial and Other        $ 35.5       $ 40.1       $ 35.2
Medical Professional Liability                      (0.2)         0.2
Workers Compensation and Other                                   (0.6)         2.4
                                                  ------       ------       ------
     Total Property and Casualty Premiums           35.3         39.7         37.6
                                                  ------       ------       ------
Property & Casualty Excluding
    Workers Compensation Insurance and other      $ 35.3       $ 40.3       $ 35.2
                                                  ======       ======       ======

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

   Net earned premiums, incurred losses and the corresponding loss ratio (excluding loss adjustment expense) for Sequoia and Citation for 1998 were $36 million, $17 million and 45.7%, respectively, excluding workers' compensation insurance. This compares to $50 million, $24 million and 47.7%, respectively, in 1997. The decline in earned premium from 1997 to 1998 is principally a result of the more stringent underwriting of Citation's former book of insurance business following its change in control in November 1996. Increased competition for commercial property and casualty insurance premiums within northern and central California has also contributed to the decrease.

   Sequoia's and Citation's combined results for 1998 by line of business were as follows:


                         PROPERTY AND CASUALTY INSURANCE
                       NET LOSS RATIO BY LINE OF BUSINESS

                                         1998
                          -----------------------------------
                            Net
                          Premiums     Net Losses    Net Loss
                           Earned       Incurred*     Ratio*
                          --------     ----------    --------
                                     (in thousands)
Fire                       $   496      $   212         42.7%
Allied lines                   151           76         50.3%
Homeowners multiperil           30            4         13.3%
Commercial multiperil       26,285       10,582         40.3%
Inland marine                                 3
Earthquake                     286           17          5.9%
Other liability                644        2,553        396.4%
Auto liability               5,125        2,058         40.2%
Auto physical damage         3,274        1,071         32.7%
                           -------      -------
     Total                 $36,291      $16,576         45.7%
                           =======      =======

* Net losses incurred and net loss ratios shown exclude LAE.

   The loss ratio for the Sequoia and Citation combined operations improved two full percentage points from 1997 to 1998. However, Sequoia's total net loss ratio decreased 5.6 percentage points from 1997 principally as a result of redundancies in prior year reserves in the commercial multiperil and other liability lines of business. Citation's results continue to be significantly influenced by extremely poor claims experience in artisan/contractors (classified above under "other liability") insurance which is no longer offered by Citation.

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

   The liabilities for unpaid losses and LAE of Physicians, PRO, Sequoia, and Citation (the "Insurance Group") were $155 million at December 31, 1998, $196.1 million in 1997, and $252.0 million in 1996, net of discount on MPL reserves and before reinsurance reserves, which reduce net unpaid losses and LAE. Of those amounts, the liabilities for unpaid loss and LAE of prior years increased by $7.3 million in 1998, $3.3 million in 1997, and $2.3 million in 1996. These reserve changes for prior years' reserves were due to the following:

                     CHANGE IN UNPAID LOSS AND LAE RESERVES

                                                             1998         1997         1996
                                                            ------       ------       ------
Increase (decrease) in provision for prior year claims         7.0         (1.0)        (2.6)
Retroactive reinsurance                                       (0.4)         1.2
Accretion of reserve discount                                  0.7          3.1          4.9
                                                            ------       ------       ------
    Net increase in liabilities for unpaid loss
   and LAE of prior years                                      7.3          3.3          2.3
                                                            ======       ======       ======

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

                    ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

   The following table presents the development of balance sheet liabilities for 1988 through 1998 for all property and casualty lines of business including MPL. The "Net liability as originally estimated" line shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date on a discounted basis for each of the indicated years. Reserves for other lines of business that Physicians ceased writing in 1989, which are immaterial, are excluded. The "Gross liability as originally estimated" represents the estimated amounts of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date on an undiscounted basis, including losses that had been incurred but not reported.

                                                                           YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------------------
                                               1988           1989           1990           1991           1992          1993
                                             ---------      ---------      ---------      ---------      ---------     ---------
                                                                               (IN THOUSANDS)
Net Liability as originally estimated:       $ 109,435      $ 126,603      $ 128,104      $ 129,768      $ 159,804     $ 179,390
Discount                                        37,100         36,806         30,230         30,647         31,269        32,533
Gross liability as originally estimated:       146,535        163,409        158,334        160,413        191,073       211,923
Cumulative payments as of:
     One year later                             27,229         43,725         42,488         42,986         41,550        34,207
     Two years later                            69,335         84,463         81,536         81,489         73,012        69,037
     Three years later                         105,274        110,291        108,954        103,505        103,166        90,904
     Four years later                          122,589        128,737        120,063        120,073        116,278       118,331
     Five Years later                          136,454        135,170        126,100        127,725        139,028       128,773
     Six years later                           138,907        138,912        130,146        142,973        143,562
     Seven years later                         140,451        141,854        142,484        147,142
     Eight years later                         141,641        152,706        146,112
     Nine years later                          146,841        154,659
     Ten years later                           149,034
Liability re-estimated as of:
     One year later                            148,847        162,653        160,200        188,811        197,275       183,560
     Two years later                           148,932        162,371        179,915        184,113        179,763       184,138
     Three years later                         154,177        176,123        172,715        174,790        182,011       175,308
     Four years later                          165,596        169,488        170,847        177,811        176,304       178,544
     Five Years later                          163,676        171,532        171,968        172,431        181,721       178,584
     Six years later                           165,996        170,873        165,255        175,830        181,868
     Seven years later                         166,144        167,341        168,185        177,603
     Eight years later                         161,328        170,941        170,710
     Nine years later                          163,426        173,630
     Ten years later                           166,527
Cumulative Redundancy (Deficiency)           $ (19,992)     $ (10,221)     $ (12,376)     $ (17,190)     $   9,205     $  33,339

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

                                                                            YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------------
                                                               1994       1995       1996        1997        1998
                                                             ---------  ---------  ---------   ---------   ---------
                                                                                 (IN THOUSANDS)
Net Liability as originally estimated:                       $ 153,212  $ 137,523  $ 165,629   $ 128,205   $ 102,877
Discount                                                        20,144     16,568     12,216       9,159       8,515
Gross liability before discount as originally estimated:       173,356    154,091    177,845     137,364     111,392
Cumulative payments as of:
     One year later                                             35,966     27,128     59,918      44,750
     Two years later                                            61,263     65,062     95,574
     Three years later                                          93,908     86,865
     Four years later                                          110,272
     Five Years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Liability re-estimated as of:
     One year later                                            170,411    147,324    177,734     144,367
     Two years later                                           163,472    146,653    185,366
     Three years later                                         162,532    151,752
     Four years later                                          165,696
     Five Years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Cumulative Redundancy (Deficiency)                           $   7,660  $   2,339  $  (7,521)  $  (7,003)

RECONCILIATION TO FINANCIAL STATEMENTS
     Gross Liability - end of year                                                 $ 266,320   $ 208,351   $ 166,131
     Reinsurance recoverable                                                         (88,474)    (70,987)    (54,740)
                                                                                   ---------   ---------   ---------
     Net liability before discount - end of year                                     177,846     137,364     111,391
     Net discount                                                                    (12,217)     (9,159)     (8,515)
                                                                                   ---------   ---------   ---------
     Discounted net liability - end of year                                          165,629     128,205     102,876
     Discounted reinsurance recoverable                                               85,217      67,654      52,000
                                                                                   ---------   ---------   ---------
                                                                                     250,846     195,859     154,876
     Discontinued personal lines insurance                                             1,178         237         145
                                                                                   ---------   ---------   ---------
     Balance sheet liability (discounted)                                          $ 252,024   $ 196,096   $ 155,021
                                                                                   =========   =========   =========

     Gross re-estimated liability - latest                                         $ 284,817   $ 212,564
     Re-estimated recoverable - latest                                               (99,450)    (68,197)
                                                                                   ---------   ---------
     Net re-estimated liability before discount - latest                             185,367     144,367
     Net re-estimated discount - latest                                               (8,515)     (8,515)
                                                                                   ---------   ---------
     Discounted net re-estimated liability - latest                                $ 176,852   $ 135,852
                                                                                   =========   =========
     Net cumulative redundancy (deficiency) before discount                        $  (7,521)  $  (7,003)
                                                                                   =========   =========

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

   Property and Casualty

   Effective January 1, 1996, Citation and CNIC have an excess of loss treaty with National Reinsurance Corporation for property and casualty losses occurring on or after January 1, 1996. This treaty provides $4.8 million of coverage in excess of $250,000 per occurrence. An automatic facultative agreement with Munich American Reinsurance Company provides coverage up to $6.0 million in excess of $5.0 million per occurrence. Property catastrophe reinsurance, which is provided by several reinsurers, was increased to provide 95% of $18.5 million of coverage in excess of a $1.5 million per occurrence retention. Citation has a commercial umbrella liability agreement with American Reinsurance Company which reinsures 95% of the first $1 million of umbrella coverage and 100% of any limits purchased above $1 million, up to $10 million.

   Effective January 1, 1998, Sequoia and Citation entered into an inter-company reinsurance pooling agreement for business in force as of January 1, 1998 and business written thereafter. Per the agreement, Citation cedes 100% of its net premium and losses to Sequoia and Sequoia then cedes 50% of its net premiums and losses to Citation. Sequoia and Citation share equally in the underwriting expenses.

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

   Reinsurance recoverable concentration for all property and casualty lines of business, including MPL, as of December 31, 1998 is summarized in the following table:

REINSURANCE RECOVERABLE CONCENTRATION

                                          UNEARNED   REPORTED  UNREPORTED  REINSURER
                                          PREMIUMS    CLAIMS     CLAIMS    BALANCES
                                          --------   --------  ----------  ---------
                                                        (in millions)
Sydney Reinsurance Corporation                        $  6.5     $ 10.7     $ 17.2
Kemper Reinsurance Company                            $  0.6                $  0.6
Continental Casualty Company                          $  0.9     $  1.0     $  1.9
Hartford RE Co.                                       $  0.1                $  0.1
Hartford Fire Insurance Company            $  0.3     $  0.7     $  0.2     $  1.2
TIG Reinsurance Group                                 $  1.7     $  6.1     $  7.8
Transatlantic Reinsurance Company                                $  8.6     $  8.6
Cologne Reinsurance Company of America                           $  0.9     $  0.9
Mutual Assurance, Inc.                                $  5.3     $  1.6     $  6.9
General Reinsurance                                   $  1.8                $  1.8
National Reinsurance Corporation           $  0.4     $  1.8     $  0.6     $  2.8

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

   Physicians and its subsidiaries no longer compete in the MPL industry. Citation sold its workers' compensation businesses in 1997. On December 4, 1998, the Company sold its life and health insurance subsidiary, APL

   Regulation

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

   The California Insurance Code limits the amount of dividends or distributions an insurance subsidiary may pay in any 12-month period without 30 days prior written notice to the Commissioner to the greater of (a) net income for the preceding year as determined under statutory accounting practices or (b) 10% of statutory policyholders' surplus as of the preceding December 31. Insurers may pay dividends only from earned surplus. Payments of dividends in excess of these amounts may only be made if the Commissioner has not disapproved such payment, or specifically approves such payment, within the 30 day-period.

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

   In connection with the sale of their interests in NLRC by the former members, a limited partnership agreed to act as consultant to NLRC in connection with the maximization of the development, sales, leasing, royalties or other disposition of land, water, mineral and oil and gas rights with respect to the Nevada property. In exchange for these services, the partnership was to receive from NLRC a consulting fee. Either party could terminate this consulting agreement in April 2002 if by that time, the partnership had not received or become entitled to receive any amount of the consulting fee. By letter dated March 13, 1998, NLRC gave notice of termination of the consulting agreement based on NLRC's determination of a default by the partnership under the terms of the agreement. In November 1998, the partnership sued NLRC for wrongful termination of the consulting contract. On March 12, 1999, NLRC filed a cross-complaint against the partnership for breach of written contract, breach of fiduciary duty and seeking declaratory relief. Management does not believe this litigation will have a material impact on the Company's financial condition, results of operations or cash flows.

   SEE NOTE 16 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "COMMITMENTS AND CONTINGENCIES."

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

                        1997                      1998
                ---------------------     ---------------------
                  High         Low          High          Low
                --------     --------     --------     --------
1st Quarter     $23.75       $18.125      $  35.31     $  28.44
2nd Quarter     $23.125      $18.4375     $  30.00     $  20.00
3rd Quarter     $31.875      $21.875      $  21.88     $  11.56
4th Quarter     $32.1875     $29.375      $  18.75     $  12.75


   NOTE: AMOUNTS HAVE BEEN ADJUSTED TO REFLECT THE 1-FOR-5 REVERSE STOCK SPLIT EFFECTIVE DECEMBER 16, 1998.

   As of December 31, 1998, the closing sale price of PICO's common stock was $13.25 and there were 1,492 holders of record.

   PICO has not declared or paid any dividends in the last two years and does not expect to pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data of the Company. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K/A and the consolidated financial statements and the related notes thereto included elsewhere in this document.

                                                                                Year Ended December 31,
                                                       ------------------------------------------------------------------------
                                                         1998(1)         1997(1)        1996(1)        1995(1)        1994(1)
                                                       -----------     -----------    -----------    -----------    -----------
                                                                          (In thousands, except share data)
OPERATING RESULTS
Revenues
     Premium income earned                             $    36,131     $    49,876    $    38,761    $    19,542    $    20,026
     Net investment income                                   9,432          13,520          8,086          9,165         12,452
     Other income                                            1,845          26,623         29,889         12,482          1,596
                                                       -----------     -----------    -----------    -----------    -----------
Total revenues                                         $    47,408     $    90,019    $    76,736    $    41,189    $    34,074
                                                       ===========     ===========    ===========    ===========    ===========
Income (loss) from continuing operations before
     cumulative effect of changes in accounting
     principle                                         $    (9,319)    $    19,156    $    20,404    $    15,063    $    16,412
Income from discontinued operations, net                     1,075             456          3,301            778          2,483
Cumulative effect of change in accounting principle                                                                      (4,110)
                                                       -----------     -----------    -----------    -----------    -----------
Net income (loss)                                      $    (8,244)    $    19,612    $    23,705    $    15,841    $    14,785
                                                       ===========     ===========    ===========    ===========    ===========
PER COMMON SHARE RESULTS--BASIC:
  Income (loss) from continuing operations             $     (1.56)    $      3.04    $      3.69    $      2.75    $      2.99
  Income from discontinued operations                         0.18            0.07           0.59           0.14           0.45
  Loss from cumulative effect of change in
     accounting principle                                                                                                 (0.75)
                                                       -----------     -----------    -----------    -----------    -----------
  Net income (loss)                                    $     (1.38)    $      3.11    $      4.28    $      2.89    $      2.69
                                                       ===========     ===========    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                      5,981,814       6,302,401      5,538,199      5,487,238      5,487,238
                                                       ===========     ===========    ===========    ===========    ===========
PER COMMON SHARE RESULTS--DILUTED:
  Income (loss) from continuing operations             $     (1.56)    $      2.93    $      3.55    $      2.75    $      2.98
  Income from discontinued operations                         0.18            0.07           0.57           0.14           0.45
  Loss from cumulative effect of change in
     accounting principle                                                                                                 (0.75)
                                                       -----------     -----------    -----------    -----------    -----------
  Net income (loss)                                    $     (1.38)    $      3.00    $      4.12    $      2.89    $      2.68
                                                       ===========     ===========    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                      5,981,814       6,540,264      5,748,414      5,487,238      5,517,733
                                                       ===========     ===========    ===========    ===========    ===========

(1) As restated; see Note 22 of Notes to Consolidated Financial Statements.

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

        As of August 19, 1997 the Company consolidated GEC. Prior to this treatment, GEC was accounted for using the equity method. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "SIGNIFICANT ACQUISITIONS" FOR ADDITIONAL DISCUSSION.

                                                              Years Ended December 31
                                               --------------------------------------------------------
                                               1998(1)     1997(1)     1996(1)     1995(1)     1994(1)
                                               --------    --------    --------    --------    --------
                                                        (In thousands, except per share data)
FINANCIAL CONDITION
Assets                                         $395,176    $430,491    $489,392    $399,292    $297,704
Unpaid losses and loss adjustment expenses,
     net of discount                           $155,021    $196,096    $252,024    $229,797    $180,691
Total liabilities and minority interest        $221,746    $318,142    $380,496    $338,517    $261,603
Shareholders' equity                           $173,430    $112,348    $108,896    $ 60,775    $ 36,101
Book value per share                           $  19.38    $  18.66    $  17.83    $  11.65    $   6.79

(1) As restated; see Note 22 of Notes to Consolidated Financial Statements.

Note: Prior year book value per share values have been adjusted to reflect the 1-for-5 Reverse Stock Split effective December 16, 1998 and the November 20, 1996 reverse acquisition between Physicians Insurance Company of Ohio and Citation Insurance Group. Book value per share is computed by dividing shareholders' equity by the net of total shares issued less shares held as treasury shares.

SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "SIGNIFICANT ACQUISITIONS" FOR ADDITIONAL DISCUSSION.

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

   In response to a review by the staff of the Securities and Exchange Commission in connection with the Company's Form S-3 registration statement, the Company has restated previously issued financial statements to (1) reflect the adoption of equity accounting for PICO's investment in Hyperfeed Technologies, Inc. ("Hyperfeed"), (2) value Hyperfeed common stock warrants at estimated fair value and (3) record the carrying value of Hyperfeed common stock warrants received as consideration of extending the due date on outstanding loans as interest income during 1997. The previous financial statements presented the investment in Hyperfeed common stock at market value and the preferred stock and warrants at cost. The financial statements have also been restated to reverse previously recorded investment revenue, related to real estate development projects to the appropriate prior periods. Consequently, the Company's 1998, 1997 and 1996 consolidated financial statements have been restated from amounts previously reported. The effects of the restatement have been presented in Note 22 of Notes to the Consolidated Financial Statements and have been reflected herein.

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

    INVESTMENT IN HYPERFEED

    During 1998, PICO converted its Hyperfeed debt and accrued interest outstanding into convertible voting preferred stock and common stock warrants. The average cost of our investment, including the cost to exercise our warrants, is approximately $1.52 per share and at December 31, 1998, the carrying value of our common and preferred stock investment in Hyperfeed is approximately $4.9 million. The fair value of our Hyperfeed warrants at December 31, 1998 is $6.1 million.

    DEVELOPMENT OF SURFACE WATER AND MINERAL RIGHTS

    Vidler Water Company provides long-term reliable water supplies in the western United States. The company acquires, manages, develops and reallocates water rights and related storage and distribution assets for municipal authorities and private industry. Vidler intends to establish a long-term income stream through the sale or lease of water rights and underground storage facilities to public and private end users.

    The most significant of Vidler's assets is its Arizona underground water storage facility located in the Harquahala Valley. The business plan is to build facilities capable of recharging and storing surplus water in a large aquifer underlying much of the valley. Harquahala Valley is located approximately 75 miles west of the Phoenix metropolitan area and is approximately 300 square miles in size. When water is stored in the aquifer, it remains in place until needed, and can be recovered by groundwater wells.

    Vidler began aggregating parcels of land necessary for the underground water storage operation in late 1996. The aggregated lands are located around the Central Arizona Project, the aqueduct that delivers 1,500,000 acre-feet of water per year from the Colorado River to Phoenix and Tucson. This proximity to the Central Arizona Project is a competitive advantage, as it minimizes the costs of water conveyance facilities. Vidler estimates its recharge and storage facility will cost approximately $10 million to build.

    Vidler intends to charge fees at the time the water is recharged and also when it is recovered. Additionally, Vidler intends to charge an annual fee on the cumulative amount of water stored, but not yet recovered. Potential users of the facility would include: local governments within Arizona, the Las Vegas Metropolitan area and California, as well as the Bureau of Reclamation.

    The facility itself is being constructed in two phases: a pilot facility and a large-scale facility. The pilot facility is complete and was constructed to obtain cost/benefit information regarding three recharge methods and to obtain general hydrogeologic data necessary to submit a permit for the full-scale facility. The full-scale facility will be for commercial use. In 1997, Vidler and its consultants began the process of assembling data for submittal to the Arizona Department of Water Resources to obtain a pilot permit. The pilot permit was obtained in July 1998. Construction of the pilot facility was completed in October 1998 and the recharge of water was begun at that time. One test was conducted at the pilot facility during the late fall of 1998 to determine the most cost efficient method to recharge water and to collect general data regarding the hydrogeology of the site. Information from this test was compiled and submitted in November 1999 to the Arizona Department of Water Resources as part of Vidler Water Company's full-scale permit process. A second test was conducted during the fall of 1999 to obtain additional information regarding the subsurface movement of recharged water.

    The permit for the full-scale facility was submitted in November 1999 and when approved would give Vidler the right to recharge and store 100,000 acre-feet of water per year. Vidler anticipates receiving approval on its full-scale permit from the Arizona Department of Water Resources during the second quarter of 2000. Following receipt of the permit, construction of the full-scale facility will begin. Construction is expected to take approximately 6 months.

    To this point, only the pilot facility has been permitted and constructed, and therefore Vidler has not attempted to store water at commercial levels.

     Once permitted and constructed, Vidler's full-scale recharge facility is anticipated to have the capacity to recharge 100,000 acre-feet per year and store in excess of 1 million acre-feet of water in the aquifer underlying Harquahala Valley

     Vidler estimated the aquifer's storage volume primarily from a hydrogeological report prepared in 1990 for the Central Arizona Water Conservation District by an independant engineering firm . The report concludes that there is storage capacity of 3.7 million acre-feet which is in excess of the 1 million acre-feet indicated by Vidler.

     Vidler will have the right to recover the quantity of water it recharged to the subsurface under both the pilot permit and the submitted full-scale permit. Having water already stored in the aquifer makes recovery of water easier. Vidler is not required to recover the same molecules of water that it stored, only the same quantity of water molecules whether or not they were stored in the aquifer by Vidler.

     Recharge/recovery capacity is significant because it indicates how fast water can be stored underground or pumped from the underground. In wet years, it is important to have a high recharge capacity so that as much available water as possible may be stored. In dry years, the critical factor is the ability to recover water as quickly as possible.

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

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

SUMMARY

   PICO reported a net loss of $8.2 million, or $1.38 per share, for 1998 compared with net income of $19.6 million, or $3.11 per share, during 1997 and $23.7 million, or $4.28 per share, in 1996. Per share amounts are expressed as basic income or loss per share.

   Shareholders' equity at December 31, 1998 was $173.4 million, representing an increase of $61.1 million over December 31, 1997. Book value per share calculated on an undiluted basis, net of treasury shares, increased to $19.38 at year end 1998, compared to $18.66 at December 31, 1997. The increase in book value per share during 1998 resulted primarily from the PICO/GEC Combination and the purchase of 412,846 PICO treasury shares during the 1998 third quarter at an average cost of $0.78 per share. On December 31, 1998 options representing 57,307 of the shares were exercised. The remaining shares are held in treasury subject to option agreements. SEE NOTE 17 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "OTHER RELATED PARTY TRANSACTIONS."

   Income from discontinued operations included in net income for 1998, 1997 and 1996, was $1.1 million, $0.5 million and $3.3 million, respectively. Income from discontinued operations in 1998 includes a $1.1 million gain from the sale of APL, the Company's former life and health insurance subsidiary, on December 4, 1998. Discontinued operations include the results of APL as well as Global Equity Corporation's ("GEC") discontinued Sri Lankan operations. SEE NOTE 6 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "DISCONTINUED OPERATIONS," for additional information.

   The 1998 net loss included a $12.6 million loss from continuing operations and $1.3 million in income tax expense, partially offset by minority interest of $4.5 million and income from discontinued operations of $1.1 million. Compared to 1998's $12.6 million loss from continuing operations before income taxes and minority interest, 1997 and 1996 produced income of $23.8 million and $33.1 million, respectively. Of these amounts, net realized gains on investments accounted for $21.4 million and $27.1 million in 1997 and 1996, respectively. This compares to net realized investment losses in 1998 of $4.4 million.

Significant contributors to the Company's $12.6 million loss from continuing operations before taxes and minority interest included:

- A $5 million strengthening of Physicians' insurance reserves based upon year-end actuarial studies;

        This one-time addition to loss and loss adjustment expense reserves was required as a result of individuals being able to file claims for alleged injury occurring during childbirth or infancy. Prior to attainment of age 18, these individuals were unable to file medical professional liability claims on their own behalf. The statute of limitations limits the time period for making such claims to one to two years from age 18, depending upon the type of claim. Because Physicians did not begin to write significant medical professional liability insurance until the late 1970's, this phenomenon did not materialize in past claims experience. This addition to reserves, based upon actuarial projections by year, strengthens virtually all years that Physicians insured medical professionals.

-   Permanent write-downs of two of GEC's investments by $5.9 million:

        1) A write-off of $3 million from a convertible note that has fallen into default. Management became aware in the fourth quarter of 1998 of substantial additional debt incurred and assets pledged by the borrower in violation of the loan agreement which has resulted in a dispute over collateral.

        2) In exiting the assets in Sri Lanka, GEC received bonds and shares as partial consideration. Liquidation of these assets resulted in a loss. Including realized gains in 1997, the sale of Sri Lankan assets was approximately at cost.

-   Permanent write-down of Physicians' investments by $2.2 million;

        A non-strategic equity investment was written down.

-   And a $1.8 million loss attributable to Vidler and NLRC;

        Land sales were limited until an overall assessment was completed. Realized gains on land sales totaled $1.2 million during this period.

        The costs incurred by Vidler were principally normal operating costs with the exception of $800,000 resulting from the attempted initial public offering and private placement.

-   PICO overhead costs of approximately $2.1 million, net of revenues.

Taken into account in the operating loss were the following positive factors:

- Approximately $3 million in realized investment gains from the sale of European equity securities;

- Property and casualty insurance income of $2.8 million after an estimated $1 million in increased costs due to the effects of the 1997-98 El Nino phenomenon;

-   An $800,000 realized gain from the sale of Physicians' home office building.

     Income or loss before taxes for the three years ended December 31, 1998 included results from PICO's equity ownership of its unconsolidated subsidiaries. PICO's share of the results of the combined investments were losses of $1.5 million and $1.6 million in 1998 and 1997, respectively, and $11,000 of income during 1996. Approximately, $751,000, $1.6 million and $1 million in 1998, 1997 and 1996, respectively relate to PICO's share of the losses of Hyperfeed. Included in the total is the before tax effect of PICO's share of Hyperfeed losses, the amortization of goodwill and dilution gains. Dilution gains were $404,000, $997,000 and $50,000 for 1998, 1997 and 1996, respectively (See Note 22, of Notes to the Consolidated Financial Statements, "Restatement of Previously Reported Financial Information"). These dilution gains principally resulted from Hyperfeed selling its common stock to third parties. Specifically, the $997,000 dilution gain in 1997 resulted from Hyperfeed issuing five million shares of Hyperfeed common stock to a third party at $1 per share plus 500,000 common stock warrants. At that time, PICO's equity in Hyperfeed common stock was approximately $0.25 per share. PICO owned approximately 27.8% of Hyperfeed voting stock before the transaction and 16.6% following. In the event that Hyperfeed records any capital transactions in the future, PICO could realize additional dilution gains or losses.

   Income tax provisions decreased 1998 net income by $1.3 million compared to $7.8 million in 1997 and $12.7 million in 1996. Although the Company recorded a pre-tax loss in 1998, it was unable to utilize the operating losses generated by GEC in 1998 to reduce income taxes. GEC does not have sufficient prior years taxable income to enable GEC to carry back the current year's tax loss to reduce taxes. In addition, it is uncertain that GEC will be able to generate sufficient Canadian taxable income in the future to offset the current year losses. Changes in estimates of prior deferred tax assets previously recorded by GEC primarily resulted in 1998 income tax expense of $1.6 million.

   Revenues for 1998 were $47.4 million, compared to $90.0 million in 1997 and $76.7 million in 1996. Excluding realized investment gains and losses, revenues declined $16.8 million from 1997 and increased $2.2 million over 1996. A $13.7 million, or 27.6%, decline in P&C insurance earned premiums was primarily responsible for the decline from 1997. Premium income for 1998 of $36.1 million was $2.6 million, or 6.8%, less than in 1996, which included less than two months of Citation's premium income. Property and casualty insurance premium writings declined in 1998 primarily due to more stringent underwriting of CIC's P&C insurance business since its change in ownership, as well as continued aggressive competition for commercial multiple peril insurance business within California. SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES."

   Total expenses for 1998 were $58.4 million compared to $64.7 million in 1997 and $43.6 million in 1996. Included in the 1998 total were loss and loss adjustment expenses of $30.5 million, compared to $34.3 million during the same 1997 period, and $22.9 million during 1996. Insurance underwriting and other expenses were $16 million, $18.2 million and $18.8 million for 1998, 1997 and 1996, respectively. These 1998 improvements over 1997 principally resulted from reduced P&C premiums and reduced claims exposure brought about by increased selectivity at CIC and increased competition.

    Total assets at December 31, 1998 were $395.2 million. This compares to $430.5 million at the end of 1997. Most of the 1998 decline resulted from the payment of insurance claims by Physicians and was reflected in investments and cash and cash equivalent balances which decreased by approximately $29.1 million from 1997. Surface, water and mineral rights increased $41.5 million as a result of the Combination with GEC and further acquisitions. Net assets of discontinued operations declined from $15.9 million at December 31, 1997 to zero as a result of the sale of APL. Total liabilities declined $28.2 million between years with year end 1998 loss and loss adjustment expense reserves dropping by more than $41.1 million, principally as a result of payment of insurance claims.

   Shares outstanding and per share calculations for prior years have been adjusted to reflect the December 16, 1998 1-for-5 Reverse Stock Split following the PICO/GEC Combination. Prior year amounts also reflect the November 20, 1996 Merger between Physicians and the Citation Insurance Group.

   In 1998, PICO recorded a comprehensive loss of $11.2 million. The 1998 comprehensive loss included the $8.2 million net loss, as discussed above, and a $3 million decrease due to foreign currency translation. Included in 1998 comprehensive loss was an offsetting unrealized gain of $2 million from the increase in value of Hyperfeed warrants over their 1997 year end value. Overall, however, unrealized appreciation of investments was offset by unrealized depreciation of other securities. The 1998 comprehensive loss of $11.2 million compares to $4.3 million of income in 1997, which included $19.6 million in net income (including $21.4 million in realized investment gains, before tax), a $13.1 million loss from net unrealized depreciation of investments and a loss in accumulated foreign currency reserve of $2.2 million. The primary reason for the $13.1 million overall depreciation of investments was the sale of PICO's investment in Resource America, Inc. in 1997 at a gain of approximately $18 million, after tax. Hyperfeed warrants declined in value from year end 1996 to year end 1997, contributing $625,000 in depreciation to 1997. Comprehensive income for 1996 was $29.6 million, which included $23.7 million in net income (principally due to realized gains from the sale of PICO's investment in Fairfield Communities, Inc.) and $5.9 million of unrealized appreciation of investments (principally Resource America, Inc.).

   The Company's ongoing operations are organized into five segments: INVESTMENT OPERATIONS; SURFACE, WATER, AND MINERAL RIGHTS; PROPERTY AND CASUALTY INSURANCE; MEDICAL PROFESSIONAL LIABILITY INSURANCE and OTHER OPERATIONS. Revenues and income before taxes and minority interests from CONTINUING OPERATIONS, by business segment, are shown in the following schedules:

   Operating Revenues--Continuing Operations:

                                                       Year Ended December 31,
                                                   -------------------------------
                                                    1998         1997        1996
                                                   ------       ------      ------
                                                            (in millions)
Investment Operations                              $ (1.8)      $ 25.9      $ 27.0
Surface, Water and Mineral  Rights                    3.4          3.1
Property and Casualty Insurance                      42.9         57.0        35.3
Medical Professional Liability Insurance              2.4          3.9        12.2
Other Operations                                      0.5          0.1         2.2
                                                   ------       ------      ------
         Total Revenues-Continuing Operations      $ 47.4       $ 90.0      $ 76.7
                                                   ======       ======      ======

   Income (Loss) Before Taxes and Minority Interest--Continuing Operations:

                                                              Year Ended December 31,
                                                         --------------------------------
                                                          1998         1997         1996
                                                         ------       ------       ------
                                                                  (in millions)
Investment Operations                                    $ (8.8)      $ 18.1       $ 22.3
Surface, Water and Mineral Rights                          (1.8)
Property and Casualty Insurance                             2.8          5.6          3.3
Medical Professional Liability Insurance                   (4.4)         0.8          8.5
Other Operations                                           (0.4)        (0.7)        (1.0)
                                                         ------       ------       ------
     Income (Loss) Before Tax and Minority Interest      $(12.6)      $ 23.8       $ 33.1
                                                         ======       ======       ======

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

   INVESTMENT OPERATIONS revenues for 1998 were negative at $1.8 million representing a decrease of $27.7 million compared to $25.9 million in revenue recorded in 1997 and a decrease of $28.8 million compared to $27 million in revenues in 1996. Realized investment gains and losses accounted for nearly all of these decreases compared to prior years. Excluding realized investment gains, INVESTMENT OPERATIONS revenues decreased approximately $2 million from 1997 and increased $2 million as compared to 1996. Revenues from INVESTMENT OPERATIONS are summarized below:

                         INVESTMENT OPERATIONS REVENUES

                                                         Year Ended December 31,
                                                     -------------------------------
                                                      1998         1997        1996
                                                     ------       ------      ------
                                                               (in millions)
Investment Operations Revenues (Charges):
   Realized Investment Gain (Loss)                   $ (4.4)      $ 21.3      $ 26.4
   Investment Income                                    2.1          2.3         0.6
   Other Income                                         0.5          2.3
                                                     ------       ------      ------
       Investment Operations Revenues (Charges)      $ (1.8)      $ 25.9      $ 27.0
                                                     ======       ======      ======

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

    Investment income from the INVESTMENT OPERATIONS segment in 1998 was approximately $200,000 less than 1997 and $1.5 million greater than 1996. The decrease from 1997 is due to reduced levels of interest and dividend paying securities and the reduction in the size of Physicians' portfolio due to the payment of MPL claims.

   Other income in 1997 included $1.8 million in interest income based upon the value of common stock warrants granted to PICO in 1997 by Hyperfeed as consideration for extension of loan due dates.

   At December 31, 1998, the consolidated investment portfolio was in a net unrealized loss position of approximately $2.5 million, net of taxes compared to $2.6 million in unrealized losses at December 31, 1997.

   Net of expenses, but before taxes, INVESTMENT OPERATIONS increased 1998 pre-tax operating loss by $8.8 million as compared to income of $18.1 million in 1997 and $22.3 million in 1996. Realized investment losses, as discussed previously and shown in the previous table, accounted for nearly $4.4 million of the 1998 amount and realized investment gains of $21.3 million and $26.4 million were included in 1997 and 1996, respectively. As shown in the table below, the Company's INVESTMENT OPERATIONS income can fluctuate greatly from year to year. A number of factors contribute to these fluctuations, including, among other things, the mix of the Company's portfolio, timing of the Company's realization of capital gains, the volume of trading and demand for individual securities the Company owns and fluctuations in the U.S. and world stock and bond markets in general. Therefore, future results cannot and should not be predicted based upon past performance alone. See "RISK FACTORS."

   The breakdown of operating income before tax from INVESTMENT OPERATIONS is as follows:

                     INVESTMENT OPERATIONS INCOME BEFORE TAX

                                             Year Ended December 31,
                                         --------------------------------
                                          1998         1997         1996
                                         ------       ------       ------
                                                  (in millions)
Investing Income (Loss) Before Tax:
   PICO, GEC and Physicians              $ (7.3)      $ 19.7       $ 22.3
   Income (loss) in Investee               (1.5)        (1.6)
                                         ------       ------       ------
Investing Income (Loss) Before Tax       $ (8.8)      $ 18.1       $ 22.3
                                         ======       ======       ======

   Equity in unconsolidated investee includes the Company's share of its investment in GEC's net income in 1996 prior to its consolidation with PICO in addition to the results from its investment in Hyperfeed for all years presented. GEC's financial results were first consolidated with those of the Company in 1997. In 1998 the loss is comprised of the results from Hyperfeed and Conex.

SURFACE, WATER, AND MINERAL RIGHTS

        Effective November 14, 1995, a wholly-owned subsidiary of GEC acquired all the outstanding common stock of Vidler, a Colorado corporation engaged in the water marketing and transfer business. Vidler's business plan calls for Vidler to identify areas where water supplies are needed in the southwestern United States and then facilitate the transfer from current ownership to Vidler, and subsequently to municipalities, water districts, developers and others. Since its acquisition, Vidler has purchased or leased water rights and related assets in Colorado, Nevada, Arizona and California. Vidler controls water rights in Nevada, Arizona and Colorado. In Nevada and Arizona, Vidler controls 12,000 acre feet and approximately 41,000 acre feet, respectively. There are no known legal impediments for the sale of these water rights. In addition, there are no known legal impediments pertaining to the conveyance of the Nevada water. Conveyance of the Arizona water underlying Vidler's Arizona water rights is subject to additional regulatory approval. Vidlers' Colorado water rights amount to approximately 3,000 acre feet and certain of these may be subject to regulatory approval in the State Water Courts for the sale and transfer of these rights.

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

   As these subsidiaries of the Company were not part of the consolidated group until 1997, results prior to 1997 are not included with those of the Company. Following is a breakdown of revenues and pre-tax losses before minority interest from SURFACE, WATER, AND MINERAL RIGHTS operations for the periods shown:

                       SURFACE, WATER, AND MINERAL RIGHTS

                                                          Year Ended December 31,
                                                          -----------------------
                                                            1998           1997
                                                          --------       --------
                                                               (in millions)
Revenues - Surface, Water and Mineral Rights:
   Sale of Surface, Water, Mineral Rights - Vidler        $  0.2
   Operating Revenues - Vidler                               0.4         $  0.3
   Sale of Surface, Water, Mineral Rights - NLRC             2.0            1.5
   Operating Revenues - NLRC                                 0.8            1.3
                                                          ------         ------
      Segment Total Revenues                              $  3.4         $  3.1
                                                          ======         ======

Income (Loss) Before Tax and Minority Interest:
   Vidler Water Company, Inc.                             $ (2.0)        $ (0.6)
   Nevada Land and Resources Company LLC                     0.2            0.6
                                                          ------         ------
      Loss Before Tax and Minority Interest               $ (1.8)        $   --
                                                          ======         ======

   A portion of the lease revenue Vidler receives is from leases under a perpetual agreement. Payments for these leases are indexed to the consumer price index ("CPI"), with a 3% minimum increase per year. Currently, approximately 35% of Vidler's total revenue is subject to this type of lease. Once water rights or assets are leased in perpetuity, they cannot be leased again unless the lease is cancelled, if cancelable. Consequently, future revenue growth beyond the limits of these CPI escalators is dependent upon growth in leases not subject to perpetual agreements, development of existing assets, and acquisition of additional water rights and water related assets for subsequent lease or sale. The sale of water rights or assets reduces future revenue streams from water rights and assets until those assets can be replaced.

   As shown above, revenues from SURFACE, WATER, AND MINERAL RIGHTS generated by Vidler and NLRC were approximately $3.4 million and $3.1 million during 1998 and 1997, respectively. Sales of surface, water and mineral rights accounted for $2.2 million in revenue in 1998 and $1.5 million in 1997. Operating revenues made up the remainder of the total. Other revenues include land leases, principally for grazing, agricultural, communications and easement purposes, water sales and leasing and other income. Operating and overhead expenses exceeded revenues for 1998 producing a loss before taxes and minority interests of $1.8 million compared to income of $12,000 for 1997.

     In November 1998, Vidler reached an agreement with the Semitropic Water Storage District to acquire 185,000 acre-feet of underground water storage and associated rights to recharge and recover water at the District, located near the California Aqueduct northwest of Bakersfield, California. The strategic location of the District relative to other water delivery systems and storage facilities will enable Vidler to complete exchanges and water transfers in California. The acquisition also complements Vidler's underground water storage facility located adjacent to the Central Arizona Project in Arizona. The agreement with Semitropic is an operating lease for $2.3 million per year over ten years and allows Vidler to use the asset for thirty five years. Revenue will be generated from the asset through the recharge, storage, and recovery of water.

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

                        PROPERTY AND CASUALTY INSURANCE

                                                     Year Ended December 31,
                                                 -------------------------------
                                                  1998         1997        1996
                                                 ------       ------      ------
                                                         (in millions)
P&C Insurance Revenues:
     Earned Premiums - Sequoia                   $ 18.1       $ 32.8      $ 26.3
     Earned Premiums - Citation                    18.1         17.4         5.1
     Investment Income                              5.5          5.6         2.6
     Realized Investment Gains                      0.2          0.2         0.7
     Other                                          1.0          1.0         0.6
                                                 ------       ------      ------
          Total P&C Revenues                     $ 42.9       $ 57.0      $ 35.3
                                                 ======       ======      ======

P&C Insurance Income (Loss) Before Taxes:
    Sequoia Insurance Company                    $  3.6       $  4.3      $  2.3
     Citation Insurance Company                    (0.8)         1.3         1.0
                                                 ------       ------      ------
          Total P&C Income Before Taxes          $  2.8       $  5.6      $  3.3
                                                 ======       ======      ======

    Total PROPERTY AND CASUALTY INSURANCE revenues for 1998 of $42.9 million were $14.1 million less than the $57 million recorded in 1997 and $7.6 million greater than the $35.3 million of 1996, which included less than two months of Citation's revenues. Declining earned premiums accounted for most of this decrease between years, principally as a result of continuing increased underwriting selectivity applied to Citation's business and aggressive competition for commercial multiple peril business within the state of California. Total PROPERTY AND CASUALTY INSURANCE earned premiums for 1998 were $36.2 million compared to $50.2 million in 1997 and $31.4 million in 1996. All new P&C insurance applications and policies scheduled to renew are now being processed through Sequoia and subjected to Sequoia's underwriting standards which are much tighter than those previously employed by Citation. As a result, a significant portion of Citation's prior book of business has not been renewed. As previously mentioned, increased competition within the state of California for commercial insurance has also decreased 1998 earned premiums. Direct premium writings in 1998 for Sequoia were $40.7 million, down $0.3 million from the $41.0 million of 1997 and up $3 million from the $37.7 million reported for 1996. Citation wrote $1.9 million in direct premiums in 1998, compared to $14.9 million in 1997 and $57.4 million for the full year of 1996, including the period prior to the Merger. Citation's 1997 direct written premiums declined from those of 1996 due to the renewal of qualified policies of Citation into Sequoia effective March 1, 1997 and the subsequent sale of CNIC and the workers compensation business on June 30, 1997.

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

   Industry ratios as determined on the basis of generally accepted accounting principles ("GAAP") for Citation are shown in the following chart:

                         CITATION'S GAAP INDUSTRY RATIOS

                                 1998         1997
                                ------       ------
Loss and LAE Ratio                84.9%        84.8%
Underwriting Expense Ratio        41.5%        32.9%
                                ------       ------
     Combined Ratio              126.4%       117.7%
                                ======       ======

   Industry ratios as determined on a GAAP basis for Sequoia were:

                         SEQUOIA'S GAAP INDUSTRY RATIOS

                                 1998         1997         1996
                                ------       ------       ------
Loss and LAE Ratio                52.3%        57.3%        62.9%
Underwriting Expense Ratio        43.4%        38.1%        38.0%
                                ------       ------       ------
     Combined Ratio               95.7%        95.4%       100.9%
                                ======       ======       ======

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

   Although direct written premiums written decreased by 8.7% from 1997 to 1998, other acquisition expenses increased by 2.4%, or $109,000. This increase in other acquisition expenses resulted from a 1.5% increase in other expenses of PICO's commercial property and casualty insurance companies, Sequoia and Citation. Other expenses are those expenses of the insurance companies other than premium taxes, commissions, loss adjustment expenses and non-insurance expenses. These expenses include salaries, benefits and other expenses of sales and marketing staff. Although the levels of direct written premiums and insurance underwriting expenses has decreased (principally due to realizations of synergies and reductions of overhead expenses), the level of sales and marketing expenses has not decreased correspondingly. As a result, the percentage of other expenses (principally sales and marketing) has actually increased, resulting in a greater deferral of acquisition expenses as a percentage of unearned premiums. The impact of this 1.5% increase in the other expense acquisition percentage was to increase deferred acquisition costs at December 31, 1998 by approximately $279,000. As premiums increase or sales, marketing and other acquisition expenses decrease, this percentage should decrease to or below the 1997 level.

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

   Revenues and pre-tax income or loss from MEDICAL PROFESSIONAL LIABILITY INSURANCE operations included the following:

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                               Year Ended December 31,
                                           -------------------------------
                                            1998         1997        1996
                                           ------       ------      ------
                                                     (in millions)
MPL Revenues:
   Earned Premiums                         $ (0.2)      $  0.2      $  7.4
   Investment Income, Net of Expenses         2.6          3.7         4.8
                                           ------       ------      ------
     MPL Revenues                          $  2.4       $  3.9      $ 12.2
                                           ======       ======      ======

MPL Income (Loss) Before Tax               $ (4.4)      $  0.8      $  8.5
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


                     MPL INSURANCE -- LOSS AND LAE RESERVES

                                  Year Ended December 31,
                              --------------------------------
                               1998         1997         1996
                              ------       ------       ------
                                        (in millions)
Direct Reserves              $ 97.1        $121.4         $158.4
Ceded Reserves                (27.7)        (34.8)         (33.3)
Discount of Net Reserves       (8.5)         (9.1)         (12.2)
                             ------        ------         ------
     Net MPL Reserves        $ 60.9        $ 77.5         $112.9
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

   Revenues (charges) and pre-tax losses from other operations are summarized below for the past three years:

                                OTHER OPERATIONS

                                                          Year Ended December 31,
                                                     --------------------------------
                                                      1998         1997         1996
                                                     ------       ------       ------
                                                               (in millions)
Revenues from Other Operations:
   Investment Management Services                    $  1.1       $  1.1       $  0.8
     Less: Intercompany Portfolio Mgmt. Charges        (0.4)        (0.5)        (0.5)
   Other                                               (0.2)        (0.5)         1.9
                                                     ------       ------       ------
          Revenue from Other Operations              $  0.5       $  0.1       $  2.2
                                                     ======       ======       ======

Other Operations-Loss Before Tax:
   Investment Management Services                    $  0.1       $  0.2       $  0.1
     Less: Intercompany Portfolio Mgmt. Charges        (0.4)        (0.5)        (0.5)
   Other                                               (0.1)        (0.4)        (0.6)
                                                     ------       ------       ------
         Other Operations-Loss Before Tax            $ (0.4)      $ (0.7)      $ (1.0)
                                                     ======       ======       ======

   Revenues from OTHER OPERATIONS were $500,000 in 1998 compared to $100,000 in 1997 and $2.2 million in 1996. Nearly all the decline from 1996 was due to the wind down of real estate development operations of Physicians' subsidiary, Raven, which had virtually no activity in 1997 and little activity in 1998. Raven sold its final real estate holdings in early 1998.

   Revenues for 1998 included approximately $700,000 in Summit's investment management fees, excluding those billed to related parties, compared to $600,000 during 1997 and $300,000 in 1996. In addition, although offset by miscellaneous charges in other areas, 1998 revenues included $0.1 million in real estate sales generated by Raven and $200,000 in insurance commissions recorded by CLM. There were no real estate sales or commission income recorded by Raven and CLM during 1997. Raven and CLM recorded $1.6 million and $200,000, respectively, in revenues during 1996.

   Pre-tax, OTHER OPERATIONS showed a $400,000 loss for 1998 compared to a $700,000 loss in 1997 and a $1 million loss during 1996. The improvement in the performance of OTHER OPERATIONS during 1998 compared to 1997 was attributable to approximately $100,000 in income from CLM compared to a $300,000 loss during 1997.

DISCONTINUED OPERATIONS

   Discontinued operations consists of the operations of APL, the Company's life and health insurance subsidiary and GEC's former Sri Lankan subsidiaries which engaged in various activities including stock and commodity brokerage and agricultural services.

   APL, Physicians' wholly-owned life insurance subsidiary, produced revenues of $9.2 million and pre-tax income of $300,000 in 1998 prior to its sale. This compares to $5.3 million and $9 million in revenues in 1997 and 1996, respectively, and a pre-tax loss of $112,000 in 1997 and $4 million of pre-tax income in 1996. Revenues and income before tax for 1996 included realized investment gains of approximately $3.9 million from the sale of APL's investment in Fairfield Communities common stock.

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

   Financing activities during 1998 used cash of $3.8 million, primarily due the purchase of the Company's own stock for $1.6 million, offset by $200,000 in proceeds received from the exercise of options on treasury shares, as discussed in NOTE 17 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "OTHER RELATED PARTY TRANSACTIONS." In addition, $2.3 million was paid to Semitropic for water storage. These payments are required annually through the year 2008. During 1997, financing activities used $14.3 million primarily to repay borrowings, offset by proceeds of $2 million from the sale of GEC warrants. In 1996, financing activities provided cash of $69,000.

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

   We do not know of any reliable statistical data that would enable us to predict the probability of success or failure of our investments or to predict the availability of suitable investments at the time we have available cash. You will be relying on the experience and judgment of management to locate, select and develop new acquisition and investment opportunities. Sufficient opportunities may not be found and this business strategy may not be successful. We have made a number of investments in the past that have been highly successful, such as Fairfield Communities, Inc., which we sold in 1996 and Resource America, Inc., which we sold in 1997. We have also made investments that have lost money, such as our approximate $4 million loss from Korean investments in 1997 and approximately $5 million in investments written down in 1998. We reported net realized investment gains in 1997 of $27.1 million and in 1996 of $21.4 million; however, we reported a net realized investment loss of $4.4 million for 1998. Our financial statements indicate net unrealized investment gains, before taxes, of $16.8 million at December 31, 1996, as adjusted, $6.6 million at December 31, 1997,as adjusted, and net unrealized investment losses of $4.9 million at December 31, 1998, as adjusted.

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

OUR FUTURE WATER REVENUES ARE UNCERTAIN AND DEPEND ON A NUMBER OF FACTORS, WHICH MAY MAKE OUR REVENUE STREAMS AND PROFITABILITY VOLATILE

   We engage in various water rights acquisition, management, development, sale and lease activities. Accordingly, our long-term future profitability will be primarily dependent on our ability to develop and sell or lease water and water rights, and will be affected by various factors, including timing of acquisitions, transportation arrangements, and changing technology. To the extent we possess junior or conditional water rights, such rights may be subordinated to superior water right holders in periods of low flow or drought.

   Our current water rights and the transferability of these rights to other uses and places of use are governed by the laws concerning water rights in the states of Arizona, California, Colorado and Nevada. The volumes of water actually derived from these rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions. Legal impediments exist to sale or transfer of some of these water rights which may affect their commercial value.

   In addition to the risk of delays associated with receiving all necessary regulatory approvals and permits, we may also encounter unforeseen technical difficulties which could result in construction delays and cost increases with respect to our water development projects.

OUR WATER ASSETS MAY BECOME CONCENTRATED IN A LIMITED NUMBER OF FACILITIES, MAKING OUR GROWTH AND PROFITABILITY VULNERABLE TO FLUCTUATIONS IN LOCAL ECONOMIES AND GOVERNMENTAL REGULATIONS.

   We anticipate that in the future, a substantial majority of Vidler's revenues and asset value may be derived from a single asset, the MBT Ranch water storage facility. Currently, we have obtained only a pilot permit for the recharge and storage of a limited amount of water at that facility. We have not yet applied for a recovery permit and have applied for, but not yet received, a full-scale permit for that facility. There can be no assurance (i) that we will be able to obtain permits for the facility at the recharge, storage or recovery levels anticipated, or at all, (ii) that the full-scale storage facility will have the capacity currently anticipated, or (iii) that we will be able to contract with third parties for storage of water on commercially reasonable terms, or at all.

   A majority of our water revenue historically has been derived from the Vidler Tunnel. Although we have recently begun to acquire additional water assets, we anticipate that our revenues will be derived from a limited number of water assets for the foreseeable future.

THE PRICE OF WATER IS VOLATILE, WHICH CAN HAVE A SIGNIFICANT EFFECT ON OUR COSTS OF ACQUIRING WATER AND THE PRICES AT WHICH WE ARE ABLE TO SELL WATER.

   Our profitability is significantly affected by changes in the market price of water. Water prices may in the future fluctuate widely and are affected by climatic, demographic and technologic factors affecting demand.

ENVIRONMENTAL REGULATIONS MAY DETRACT FROM OUR FUTURE REVENUE STREAMS AND PROFITABILITY BY LIMITING OUR CUSTOMER BASE.

   Water we lease or sell may be subject to regulation as to quality by the United States Environmental Protection Agency (the "EPA") acting pursuant to the federal Safe Drinking Water Act ("SDWA"). While environmental regulations do not directly affect us, the regulations regarding the quality of water distributed affects our intended customers and may, therefore, depending on the quality of our water, impact the price and terms upon which we may in the future sell our water or water rights.

OUR WATER SALES MAY MEET WITH POLITICAL OPPOSITION IN CERTAIN LOCATIONS, THEREBY LIMITING OUR GROWTH IN THESE AREAS

The transfer of water rights from one use to another may affect the economic base of a community and will, in some instances, be met with local opposition. Moreover, certain of the end users of our water rights (i.e., municipalities) regulate the use of water in order to control or deter growth.


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

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   The Company's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The Company's bank debt is short-term in nature as the Company generally secures rates for periods of approximately one to three years and therefore approximates fair value. At December 31, 1998, the Company had $32.6 million of fixed maturity securities and mortgage loans, $46.2 million of marketable equity securities that were subject to market risk, and $32.7 million of investments denominated in foreign currencies, primarily Swiss francs. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

   The Company uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage loans, the Company uses duration modeling to calculate changes in fair value. For its marketable securities the Company uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies the Company uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of a securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $419,000 for a 100 basis point decline in interest rates on its fixed securities and mortgage loans. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produced a loss in fair value of $9.2 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of the Company's foreign denominated investments produced a loss of $6.5 million that would impact the unrealized appreciation and foreign currency translation in shareholders' equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 and the independent auditors' reports are included in this report as listed in the index of this report.


                        SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except share and per share amounts) for 1998 and 1997 are shown below. In management's opinion, the interim financial data contains all adjustments necessary for a fair presentation of results for such interim periods. Prior period share and per share amounts have been adjusted to conform to the current period presentation reflecting the December 16, 1998 1-for-5 Reverse Stock Split.

                             AS PREVIOUSLY REPORTED

                                                                      THREE MONTHS ENDED
                               -----------------------------------------------------------------------------------------------------
                                March 31,  June 30,   September 30,  December 31,  March 31,   June 30,  September 30,  December 31,
                                  1997       1997         1997          1997         1998        1998        1998          1998
                               ---------- ----------  -------------  ------------ ----------  ---------- -------------  ------------
Premium income                 $   14,503 $   13,976   $   11,622    $    9,775   $    9,138  $    8,455   $    8,805   $    9,733
Net investment income and
 net realized gains (losses)        6,208      2,839       29,461        (5,429)       3,880       3,775        2,236        2,862
Total revenues                     21,050     17,181       43,808         6,146       13,734      13,654       12,180        8,652
Net income (loss)                   1,992      1,824       17,860        (2,184)        (927)      1,082          729       (8,039)
                               ---------- ----------   ----------    ----------   ----------  ----------   ----------   ----------
Basic:
                               ---------- ----------   ----------    ----------   ----------  ----------   ----------   ----------
  Net income (loss) per share  $     0.31 $     0.28   $     2.97    $    (0.36)  $    (0.15) $     0.18   $     0.13   $    (1.30)
                               ---------- ----------   ----------    ----------   ----------  ----------   ----------   ----------
  Weighted average common
   and equivalent shares
   outstanding                  6,434,860  6,445,790    6,018,466     6,019,817    6,019,817   6,019,817    5,711,304    6,178,675
Diluted:
  Net income (loss) per share  $     0.30 $     0.27   $     2.84    $    (0.36)  $    (0.15) $     0.17   $     0.12   $    (1.30)
                               ---------- ----------   ----------    ----------   ----------  ----------   ----------   ----------
  Weighted average common
   and equivalent shares
   outstanding                  6,609,817  6,639,827    6,278,038     6,019,817    6,019,817   6,254,573    6,158,606    6,178,675
                               ---------- ----------   ----------    ----------   ----------  ----------   ----------   ----------

                                   AS RESTATED

                                                                      THREE MONTHS ENDED
                               -----------------------------------------------------------------------------------------------------
                                March 31,  June 30,  September 30,  December 31,   March 31,    June 30,  September 30, December 31,
                                  1997       1997        1997           1997         1998         1998         1998         1998
                               ---------- ---------- -------------  ------------  ----------   ---------- ------------- ------------
Premium income                 $   14,503 $   13,976   $   11,622    $    9,775   $    9,138   $    8,455   $    8,805   $    9,733
Net investment income and
  net realized gains (losses)       6,208      3,428       30,588        (5,311)       3,068        3,775        2,236       (4,059)
Total revenues                     21,050     17,769       44,935         6,265       12,922       13,654       12,180        8,653
Net income (loss)                   1,621      1,453       18,241        (1,703)      (1,678)         934          600       (8,100)
                               ---------- ----------   ----------    ----------   ----------   ----------   ----------   ----------
Basic:
                               ---------- ----------   ----------    ----------   ----------   ----------   ----------   ----------
   Net income (loss) per share $     0.25 $     0.23   $     3.03    ($    0.28)  ($    0.28)  $     0.16   $     0.11   ($    1.31)
                               ---------- ----------   ----------    ----------   ----------   ----------   ----------   ----------
   Weighted average common
    and equivalent shares
    outstanding                 6,434,860  6,445,790    6,018,466     6,019,817    6,019,817    6,019,817    5,711,304    6,178,675
Diluted:
   Net income (loss) per share $     0.25 $     0.22   $     2.91    ($    0.28)  ($    0.28)  $     0.15   $     0.10   ($    1.31)
                               ---------- ----------   ----------    ----------   ----------   ----------   ----------   ----------
   Weighted average common
    and equivalent shares
    outstanding                 6,609,817  6,639,827    6,278,038     6,019,817    6,019,817    6,254,573    6,158,606    6,178,675
                               ---------- ----------   ----------    ----------   ----------   ----------   ----------   ----------


SEE NOTE 22 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997
                               AND FOR EACH OF THE
                            THREE YEARS IN THE PERIOD
                       ENDED DECEMBER 31, 1998 AS RESTATED



             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED

Independent Auditors' Reports ..............................................  51-53
Consolidated  Balance Sheets as of December 31, 1998 and 1997 (As Restated)    54
Consolidated Statements of Operations for the Years Ended
      December 31, 1998, 1997 and 1996 (As Restated) .......................   56
Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1998, 1997, and 1996 (As Restated) ...........   57
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996 (As Restated) ........................   60
Notes to Consolidated Financial Statements (As Restated) ...................   61

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

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

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

   As discussed in Note 22, the accompanying 1998 and 1997 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP



San Diego, California
March 26, 1999 (January 26, 2000 as to Note 22)

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

As discussed in Note 22, the accompanying 1996 consolidated financial statements have been restated.

                                        PricewaterhouseCoopers LLP


San Diego, California
April 7, 1997, except as to the information presented in Note 22, for which the date is January 26, 2000

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997

                                     ASSETS



                                                                                          1998                1997
                                                                                      -------------       -------------
                                                                                          (AS RESTATED, See Note 22)
Investments:
     Available for sale:
          Fixed maturities                                                            $  32,642,140       $  43,266,291
          Equity securities and other investments                                        60,624,253          84,738,322
     Short-term investments                                                              21,098,702          28,757,220
     Real estate                                                                          2,046,685           4,013,270
                                                                                      -------------       -------------
          Total investments                                                             116,411,780         160,775,103

Cash and cash equivalents                                                                71,654,196          56,435,789
Premiums and other receivables, net                                                      10,414,017          20,681,568
Reinsurance receivables                                                                  55,624,830          75,025,576
Prepaid deposits and reinsurance premiums                                                 2,187,387           2,234,688
Accrued investment income                                                                 1,295,550           1,722,282
Surface, water and mineral rights                                                       116,653,211          75,177,015
Property and equipment, net                                                               1,851,502           8,550,807
Deferred policy acquisition costs                                                         5,548,634           5,320,716
Income taxes receivable                                                                   6,522,454
Other assets                                                                              7,011,957           5,932,248
Net deferred income taxes                                                                                     2,684,729
Net assets of discontinued operations                                                                        15,949,989
                                                                                      -------------       -------------
     Total assets                                                                     $ 395,175,518       $ 430,490,510
                                                                                      =============       =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                          1998                1997
                                                                                      -------------       -------------
                                                                                          (AS RESTATED, See Note 22)
Policy liabilities and accruals:
     Unpaid losses and loss adjustment expenses, net of discount                      $ 155,020,696       $ 196,095,518
     Unearned premiums                                                                   20,804,432          21,634,897
     Reinsurance balance payable                                                         12,068,890           8,076,659
Deferred gain on retroactive reinsurance                                                  1,800,994           2,168,393
Other liabilities                                                                        20,216,707          15,380,716
Taxes payable                                                                                                   968,059
Integration liability                                                                       152,000             546,147
Net deferred income taxes                                                                 7,185,656
Excess of fair value of net assets acquired over purchase price                           4,496,551           5,064,536
                                                                                      -------------       -------------
     Total liabilities                                                                  221,745,926         249,934,925
                                                                                      -------------       -------------
Minority Interest                                                                                            68,207,311
                                                                                                          -------------
Commitments and Contingencies (Notes 11, 12, 13, 14, 15, 16, 17 and 20)


Preferred stock, $.01 par value, authorized 2,000,000; none issued
Common stock, $.001 par value; authorized 100,000,000; issued 13,328,778 and
  6,518,344 shares in 1998 and 1997, respectively                                            13,329               6,518
Additional paid-in capital                                                              183,154,588          43,173,179
Accumulated other comprehensive loss                                                     (7,705,165)         (4,751,531)
Retained earnings                                                                        75,504,882          83,749,061
                                                                                      -------------       -------------
                                                                                        250,967,634         122,177,227
Less treasury stock, at cost (4,380,779 common shares in 1998 and 498,526 in 1997)      (77,538,042)         (9,828,953)
                                                                                      -------------       -------------
     Total shareholders' equity                                                         173,429,592         112,348,274
                                                                                      -------------       -------------
     Total liabilities and shareholders' equity                                       $ 395,175,518       $ 430,490,510
                                                                                      =============       =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 1998, 1997 and 1996



                                                                              1998             1997            1996
                                                                          ------------     ------------     -----------
                                                                                    (AS RESTATED, See Note 22)
Revenues:
     Premium income                                                       $ 36,131,415     $ 49,876,404     $38,760,705
     Net investment income                                                   9,432,012       13,520,107       8,086,156
     Net realized gain (loss) on investments                                (4,411,805)      21,393,331      27,080,236
     Sale of surface, water, and mineral rights                              2,242,200        1,494,088
     Other income                                                            4,014,692        3,735,447       2,809,183
                                                                          ------------     ------------     -----------
          Total revenues                                                    47,408,514       90,019,377      76,736,280
                                                                          ------------     ------------     -----------
Expenses:
     Loss and loss adjustment expenses                                      30,528,007       34,330,327      22,932,490
     Amortization of policy acquisition costs                               10,877,142       11,567,460       1,875,324
     Cost of surface, water, and mineral rights sold                         1,067,503          605,578
     Insurance underwriting and other expenses                              15,972,883       18,176,891      18,821,296
                                                                          ------------     ------------     -----------
          Total expenses                                                    58,445,535       64,680,256      43,629,110
                                                                          ------------     ------------     -----------
Equity in income (loss) of unconsolidated affiliates                        (1,522,480)      (1,577,876)         10,539
                                                                          ------------     ------------     -----------
          Income (loss) from continuing operations before income taxes
               and minority interest                                       (12,559,501)      23,761,245      33,117,709
Provision for federal, foreign and state income taxes                        1,292,334        7,807,971      12,714,336
                                                                          ------------     ------------     -----------
          Income (loss) from continuing operations
                before minority interest                                   (13,851,835)      15,953,274      20,403,373
Minority interest in loss of subsidiary                                      4,532,632        3,202,461
                                                                          ------------     ------------     -----------
          Income (loss) from continuing operations                          (9,319,203)      19,155,735      20,403,373
Income from discontinued operations, net (Note 6)                            1,075,024          456,283       3,301,229
                                                                          ------------     ------------     -----------
Net income (loss)                                                         $ (8,244,179)    $ 19,612,018     $23,704,602
                                                                          ============     ============     ===========
Net income (loss) per common share - basic:
          Continuing operations                                           $      (1.56)    $       3.04     $      3.69
          Discontinued operations                                                 0.18             0.07            0.59
                                                                          ------------     ------------     -----------
               Net income (loss) per common share                         $      (1.38)    $       3.11     $      4.28
                                                                          ============     ============     ===========
               Weighted average shares outstanding                           5,981,814        6,302,401       5,538,199
                                                                          ============     ============     ===========
Net income (loss) per common share - diluted:
          Continuing operations                                           $      (1.56)    $       2.93     $      3.55
          Discontinued operations                                                 0.18             0.07            0.57
                                                                          ------------     ------------     -----------
               Net income (loss) per common share                         $      (1.38)    $       3.00     $      4.12
                                                                          ============     ============     ===========
               Weighted average shares outstanding                           5,981,814        6,540,264       5,748,414
                                                                          ============     ============     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AS RESTATED, SEE NOTE 22
              For the years ended December 31, 1998, 1997 and 1996



                                                              Additional
                                                  Common        Paid-In          Retained
                                                  Stock         Capital          Earnings
                                                 --------    -------------    -------------
Balance, January 1, 1996                         $  5,487    $  17,404,228    $  40,432,441

Comprehensive Income for 1996
   Net income                                                                    23,704,602

Retirement of treasury stock in
        connection with CIG merger                   (266)        (780,186)

Issuance of common stock in
        connection with CIG merger                  1,276       26,293,091

Issuance of common stock upon exercise
        of options                                                  73,920

                                                 --------    -------------    -------------
Balance, December 31, 1996                       $  6,497    $  42,991,053    $  64,137,043
                                                 ========    =============    =============


                                                      Accumulated Other
                                                      Comprehensive Loss
                                                 ----------------------------
                                                 Net Unrealized                    Equity
                                                  Appreciation     Foreign        Changes
                                                 (Depreciation)    Currency      of Investee       Treasury
                                                 on Investments   Translation      Company           Stock           Total
                                                 -------------    -----------    -----------     ------------     -------------
Balance, January 1, 1996                         $   4,727,123    $  (14,792)    $  (979,066)    $   (801,032)    $  60,774,389

Comprehensive Income for 1996
   Net unrealized depreciation on investments
       net of deferred taxes of $3.2 million         5,891,940

   Foreign currency translation                                      (12,367)
Total Comprehensive Income                                                                                           29,584,175

   Equity changes of investee
       company                                                                        (7,295)                            (7,295)

Purchase of common stock
       by affiliate                                                                                (5,844,600)       (5,844,600)

Retirement of treasury stock in
        connection with CIG merger                                                                    780,452

Issuance of common stock in
        connection with CIG merger                                                                 (2,000,075)       24,294,292

Issuance of common stock upon exercise
        of options                                                                                     20,580            94,500

                                                 -------------    ----------     -----------     ------------     -------------
Balance, December 31, 1996                       $  10,619,063    $  (27,159)    $  (986,361)    $ (7,844,675)    $ 108,895,461
                                                 =============    ==========     ===========     ============     =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AS RESTATED, SEE NOTE 22
              For the years ended December 31, 1998, 1997 and 1996



                                                             Additional
                                                  Common       Paid-In          Retained
                                                  Stock        Capital          Earnings
                                                 -------    ------------     ------------
Balance, December 31, 1996                       $ 6,497    $ 42,991,053     $ 64,137,043

Comprehensive Income for 1997
   Net income                                                                  19,612,018

   Issuance of common stock
       upon exercise of options                       21         344,979

   Purchase of common stock
       in connection with CIG merger                            (162,853)
                                                 -------    ------------     ------------
Balance, December 31, 1997                       $ 6,518    $ 43,173,179     $ 83,749,061
                                                 =======    ============     ============


                                                      Accumulated Other
                                                      Comprehensive Loss
                                                 ----------------------------
                                                 Net Unrealized                    Equity
                                                  Appreciation     Foreign        Changes
                                                 (Depreciation)    Currency      of Investee      Treasury
                                                 on Investments   Translation      Company          Stock           Total
                                                ------------     ------------    -----------    ------------     -------------
Balance, December 31, 1996                      $ 10,619,063     $    (27,159)    $ (986,361)   $ (7,844,675)    $ 108,895,461

Comprehensive Income for 1997
   Net unrealized depreciation on investments
       net of deferred taxes of $7.1 million
       and reclassification adjustment of
       $9.3 million                              (13,169,501)
   Foreign currency translation                                    (2,173,934)
Total Comprehensive Income                                                                                           4,268,583

   Equity changes of investee
       company                                                                       986,361                           986,361

   Issuance of common stock
       upon exercise of options                                                                                        345,000

   Increase in ownership of
        subsidiary holding common
        stock of the Company                                                                      (1,984,278)       (1,984,278)

   Purchase of common stock
       in connection with CIG merger                                                                                  (162,853)
                                                ------------     ------------     ----------    ------------     -------------
Balance, December 31, 1997                      $ (2,550,438)    $ (2,201,093)    $       --    $ (9,828,953)    $ 112,348,274
                                                ============     ============     ==========    ============     =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AS RESTATED, SEE NOTE 22
              For the years ended December 31, 1998, 1997 and 1996



                                                                       Additional
                                                         Common          Paid-In        Retained
                                                         Stock           Capital        Earnings
                                                      -----------     ------------    ------------
Balance, December 31, 1997                            $     6,518     $ 43,173,179    $ 83,749,061

Comprehensive Loss for 1998
   Net loss                                                                             (8,244,179)

   Issuance of common stock
       upon acquisition of minority
       interest of GEC, net of costs
       of $1.7 million                                      6,811      131,381,409

Acquisition of 412,846 shares of
      treasury stock                                                     8,400,000

Exercise of 57,307 options on
      treasury stock                                                       200,000
                                                      -----------     ------------    ------------
Balance, December 31, 1998                            $    13,329     $183,154,588    $ 75,504,882
                                                      ===========     ============    ============


                                                             Accumulated Other
                                                             Comprehensive Loss
                                                       -----------------------------
                                                       Net Unrealized
                                                        Appreciation      Foreign
                                                       (Depreciation)     Currency          Treasury
                                                       on Investments    Translation          Stock          Total
                                                       --------------    ------------     ------------     -------------
Balance, December 31, 1997                              $ (2,550,438)    $ (2,201,093)    $ (9,828,953)    $ 112,348,274

Comprehensive Loss for 1998
   Net unrealized depreciation on investments
       net of deferred tax of $21,000 and
       reclassification adjustment of $2.4 million      $     38,651
   Foreign currency translation                                            (2,992,285)
Total Comprehensive Loss                                                                                     (11,197,813)

   Issuance of common stock
       upon acquisition of minority
       interest of GEC, net of costs
       of $1.7 million                                                                     (57,709,089)       73,679,131

Acquisition of 412,846 shares of
      treasury stock                                                                       (10,000,000)       (1,600,000)

Exercise of 57,307 options on
      treasury stock                                                                                             200,000
                                                        ------------     ------------     ------------     -------------
Balance, December 31, 1998                              $ (2,511,787)    $ (5,193,378)    $(77,538,042)    $ 173,429,592
                                                        ============     ============     ============     =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997 and 1996



                                                                                    1998             1997             1996
                                                                                ------------     ------------     ------------
                                                                                          (AS RESTATED, See Note 22)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $ (8,244,179)    $ 19,612,018     $ 23,704,602
Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Deferred taxes                                                           7,156,521          576,418        1,602,897
          Depreciation and amortization                                            1,492,097        1,181,495        2,131,742
          (Gain) loss on sale of investments                                       4,411,805      (21,393,331)     (27,080,236)
          Gain on disposal of discontinued operations                             (1,105,012)      (1,413,012)
          Gain on sale of real estate                                             (1,174,697)
          Equity in (earnings) losses of investee                                  1,522,480        1,577,876          (10,539)
          Interest income recorded for value of Hyperfeed warrants                (1,834,035)
          Minority interest                                                       (4,532,632)      (3,202,461)
          Changes in assets and liabilities, net of effects of acquisitions:
                    Premiums and other receivables                                (6,276,903)       4,878,240        4,803,716
                    Reinsurance receivables and payables                          23,392,977       20,528,708       23,417,931
                    Accrued investment income                                        426,732        1,370,499         (302,998)
                    Deferred policy acquisition costs                               (227,918)          56,623        4,034,743
                    Unpaid losses and loss adjustment expenses                   (41,074,822)     (57,033,716)     (31,097,669)
                    Future policy benefits                                                                          (2,011,233)
                    Discontinued operations                                                        (2,186,355)
                    Unearned premiums                                               (830,465)     (13,173,128)     (14,378,764)
                    Other adjustments, net                                         3,851,032      (11,602,112)       4,327,851
                                                                                ------------     ------------     ------------
          Net cash used in operating activities                                  (21,212,984)     (62,056,273)     (10,857,957)
                                                                                ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale investments:
          Fixed maturities                                                        15,215,844       53,988,484       23,236,398
          Equity securities                                                        9,602,798       94,473,149       88,415,361
Proceeds from maturity of available for sale investments                           2,925,000        9,250,000       10,731,369
Purchases of available for sale investments:
          Fixed maturities                                                        (5,935,894)     (23,082,301)     (40,871,986)
          Equity securities                                                       (9,685,616)     (95,175,078)     (59,995,893)
Net sales of short-term investments                                                4,627,225       13,388,506        8,314,267
Proceeds from the sales of real estate                                                74,761          270,978        1,564,389
Purchases of surface, water and mineral rights                                    (4,143,988)      (2,336,851)
Proceeds from the sale of surface, water and mineral rights                          518,943
Proceeds from sale of property and equipment                                       6,510,166          215,882          106,996
Purchases of property and equipment                                                 (859,267)        (984,623)        (106,110)
Purchased cash from consolidated subsidiary                                                        18,108,171
Proceeds from sale of business                                                    27,130,343
Acquisition costs for purchase of minority interest in GEC                        (1,665,613)
Investments in and advances to affiliates                                         (1,886,714)
Other investing activities, net                                                   (1,635,197)
                                                                                ------------     ------------     ------------
           Net cash provided by investing activities                              40,792,791       68,116,317       31,394,791
                                                                                ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank and other borrowings                                                            (16,489,329)        (331,895)
Payment of lease obligations                                                      (2,400,150)
Net increase in annuity and other policyholders' funds                                                                 306,179
Proceeds from the sale of warrants issued by GEC                                                    2,006,567
Proceeds from the sale of treasury stock                                             200,000
Repurchase of treasury stock                                                      (1,600,000)
Proceed from exercise of stock options                                                                182,147           94,500
                                                                                ------------     ------------     ------------
            Net cash provided by (used in) financing activities                   (3,800,150)     (14,300,615)          68,784
                                                                                ------------     ------------     ------------
Effect of exchange rate changes on cash                                             (561,250)          95,304          (12,367)
                                                                                ------------     ------------     ------------
     Net increase (decrease) in cash and cash equivalents                         15,218,407       (8,145,267)      20,593,251

Cash and cash equivalents, beginning of year                                      56,435,789       64,581,056       43,987,805
                                                                                ------------     ------------     ------------
     Cash and cash equivalents, end of year                                     $ 71,654,196     $ 56,435,789     $ 64,581,056
                                                                                ============     ============     ============
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
          Interest, net of amounts capitalized                                  $    380,000     $    200,959
                                                                                ============     ============     ============
          Income taxes (recovered) paid                                         $    440,000     $ 10,895,019     $ (1,546,045)
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

         Hyperfeed Technologies, Inc., (formerly, PC Quote) ("Hyperfeed"). Hyperfeed is a NASDAQ listed Company that provides real-time financial market data to professionals and consumer markets worldwide through its proprietary datafeed, Hyperfeed 2000. In addition, Hyperfeed offers software authoring and development tools for integration of data into financial applications.

Principles of Consolidation:

         The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, and have been prepared in conformity with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated. Investments in entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20% - 50% ownership), are accounted for by the equity method.

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

Investments:

         The Company's investment portfolio at December 31, 1998 and 1997 is comprised of investments with fixed maturities, including U.S. government instruments, certificates of deposit, and corporate bonds; equity securities, including investments in common and preferred stocks, and warrants; other investments, including debentures of public and private companies and oil and gas leases; short term investments, including, certificates of deposit, U.S. Treasuries and mortgage securities; and real estate.

         Investments in which the Company owns between 20% to 50% of the voting interest, has the ability to exercise significant influence are accounted for under the equity method of accounting. Accordingly, the Company's share of income or losses are included in consolidated results. Currently, the Company classifies its 32% common stock ownership in Conex and its investment in Hyperfeed as equity investments.

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

Impairment of Long-Lived Assets:

         The Company applies the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of long-lived assets. Impairment of long-lived assets is triggered when the estimated future undiscounted cash flows (excluding interest charges) for the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets do not exceed the carrying amount. The Company prepares and analyzes cash flows at various levels of grouped assets. The Company reviews cash flows for significant individual assets held within a subsidiary, and for a subsidiary taken as a whole. If the events or circumstances indicate that the remaining balance may be permanently impaired, such potential impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows (excluding interest charges) generated from the use and ultimate disposition of the respective long-lived asset.

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

Earnings per Share:

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," effective for financial statements issued after December 15, 1997. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" earnings per share ("EPS") by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. The Company adopted the new method of reporting EPS for the year ended December 31, 1997, and the 1996 financial statements were restated in 1997 to reflect the change.

Reconciliation of the Basic and Diluted EPS is as follows:

                                                                Year ended December 31,
                                                    -------------------------------------------
                                                        1998             1997           1996
                                                    ------------     -----------    -----------
Net income (loss)                                   $ (8,244,179)    $19,612,018    $23,704,602
                                                    ============     ===========    ===========
Basic income (loss) per share                       $      (1.38)    $      3.11    $      4.28
                                                    ============     ===========    ===========

Basic weighted average common shares outstanding       5,981,814       6,302,401      5,538,199
Options                                                                  237,863        210,215
                                                    ------------     -----------    -----------
Diluted weighted average common and
        common equivalent shares outstanding           5,981,814       6,540,264      5,748,414
                                                    ============     ===========    ===========
Diluted income (loss) per share                     $      (1.38)    $      3.00    $      4.12
                                                    ============     ===========    ===========


         Stock options of 1,096,972, 276,543 and 339,218 for 1998, 1997 and
1996, respectively and 223,187 warrants in 1998, were not included in the calculation of weighted average shares because the impacts of such instruments were anti-dilutive.

Comprehensive Loss

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established requirements for disclosure of comprehensive income and is effective for the Company for the year ended December 31, 1998. The Company adopted the new standard for the year ended 1998, and has reclassified previous financial statements to conform to the new presentation. Comprehensive income or loss includes foreign currency translation, and unrealized holding gains and losses on available for sale securities, which prior to adoption were reported separately in stockholders' equity. The components of accumulated other comprehensive loss are as follows:

                                                           December 31,
                                                   ---------------------------
                                                       1998            1997
                                                   -----------     -----------
              Net unrealized loss on securities    $(2,511,787)    $(2,550,438)
              Foreign currency translation          (5,193,378)     (2,201,093)
                                                   ===========     ===========
         Accumulated other comprehensive loss      $(7,705,165)    $(4,751,531)
                                                   ===========     ===========

         Accumulated other comprehensive loss is net of deferred income tax benefit of $1.3 million for the years ended December 31, 1998 and 1997.

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

Recent Accounting Pronouncements:

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.

133 establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and measure those instruments at fair value. The new standard, as amended, becomes effective for fiscal years beginning after June 15, 2000. Management has not assessed the impacts this statement may have on the Company's consolidated financial statements.

2. SIGNIFICANT ACQUISITIONS:

         On December 16, 1998, PICO acquired the remaining 48.8% of GEC, making it a wholly-owned subsidiary. This was accomplished through an exchange of PICO shares for GEC shares at the exchange ratio of .4628 of a PICO share for each share of GEC. PICO issued a total of 6,810,426 shares of PICO common stock to former GEC shareholders. PICO subsidiaries hold 3,110,837 of these newly issued shares which are recorded at cost, as treasury stock in the consolidated balance sheets of the Company. Net of the shares issued to affiliates, PICO issued 3,699,589 common shares valued at the average market price per share 5 days before, and after the announcement of the transaction. This average was approximately $22.10 per share (post reverse split). In addition, PICO exchanged 223,187 PICO warrants with an exercise price of $23.80 per share for all the outstanding GEC warrants using the same exchange ratio. PICO also exchanged 484,967 stock options to GEC officers, two current GEC directors and a former GEC director in exchange for surrendering their GEC stock options. These grants placed the participants in a substantially similar position regarding shares and exercise price and vesting.

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
                                                                             ------------
                                                                             $ 86,158,505
                                                                             ============

         The following table reflects unaudited pro forma combined results of operations of the Company and GEC on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented:

                                                           (Unaudited)
                                                      1998             1997
                                                  ------------     -----------
         Total revenues                           $ 47,408,514     $90,019,377
         Income (loss) before income taxes         (17,100,625)     20,558,784
         Net income (loss)                         (17,300,443)     13,207,096
         Net income (loss) per share - basic            $(1.93)          $1.38
         Net income (loss) per share - diluted          $(1.93)          $1.34

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

3. INVESTMENTS:

         At December 31, the cost and carrying value of available for sale investments are as follows:

                                                             Gross           Gross
                                                          Unrealized       Unrealized        Carrying
                                             Cost            Gains           Losses            Value
                                         ------------    ------------     ------------     ------------
    1998:
    Fixed maturities:
         U.S. Treasury securities
              and obligations of U.S.
              government corporations
              and agencies               $  6,991,162    $     63,105     $    (43,919)    $  7,010,348

         Corporate securities              12,943,949         184,032                        13,127,981

         Mortgage-backed
             securities                    12,503,811                                        12,503,811
                                         ------------    ------------     ------------     ------------
                                           32,438,922         247,137          (43,919)      32,642,140
    Equity securities                      65,521,756       5,017,651       (9,915,154)      60,624,253
                                         ------------    ------------     ------------     ------------
              Total                      $ 97,960,678    $  5,264,788     $ (9,959,073)    $ 93,266,393
                                         ============    ============     ============     ============

                                                             Gross           Gross
                                                          Unrealized       Unrealized        Carrying
                                             Cost            Gains           Losses            Value
                                         ------------    ------------     ------------     ------------
    1997:
    Fixed maturities:
         U.S. Treasury securities
              and obligations of U.S.
              government corporations
              and agencies               $ 13,147,587    $    130,540     $   (190,174)    $ 13,087,953

         Corporate securities              18,270,118         197,166         (288,946)      18,178,338

         Mortgage-backed
             securities                    12,000,000                                        12,000,000
                                         ------------    ------------     ------------     ------------
                                           43,417,705         327,706         (479,120)      43,266,291
    Equity securities                      78,066,344      12,921,372       (6,249,394)      84,738,322
                                         ------------    ------------     ------------     ------------
              Total                      $121,484,049    $ 13,249,078     $ (6,728,514)    $128,004,613
                                         ============    ============     ============     ============

         The amortized cost and carrying value of investments in fixed maturities at December 31, 1998, by contractual maturity, are shown below. Expected maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Amortized       Carrying
                                                      Cost          Value
                                                  -----------    -----------
    Due in one year or less                       $ 3,778,239    $ 3,787,630
    Due after one year through five years          13,959,770     14,156,407
    Due after five years through ten years          2,197,102      2,194,292
    Mortgage-backed securities                     12,503,811     12,503,811
                                                  -----------    -----------
                                                  $32,438,922    $32,642,140
                                                  ===========    ===========

         Investment income is summarized as follows for each of the years ended December 31:

                                            1998            1997             1996
                                        -----------     ------------     ------------
        Investment income from:
             Available for sale:
                  Fixed maturities      $ 1,694,345     $  3,665,643     $  4,883,162
                  Equity securities         585,330        2,956,309        1,546,020
             Short-term investments
                  and other               7,540,967        7,412,342        2,332,626
                                        -----------     ------------     ------------
             Total investment income      9,820,642       14,034,294        8,761,808
        Investment expenses                (388,630)        (514,187)        (675,652)
                                        -----------     ------------     ------------
             Net investment income      $ 9,432,012     $ 13,520,107     $  8,086,156
                                        ===========     ============     ============

          Pre-tax net realized gains (losses) on investments were as follows for each of the years ended December 31:

                                            1998            1997             1996
                                        -----------     ------------     ------------
    Gross realized gains:
         Available for sale:
              Fixed maturities          $   201,665     $    300,167     $     36,123
              Equity securities           3,825,708       31,083,312       27,469,731
                                        -----------     ------------     ------------
         Total gain                       4,027,373       31,383,479       27,505,854
                                        -----------     ------------     ------------
    Gross realized losses:
         Available for sale:
              Fixed maturities             (178,770)      (1,253,139)        (292,612)
              Equity securities          (8,260,408)      (8,737,009)        (133,006)
                                        -----------     ------------     ------------
         Total losses                    (8,439,178)      (9,990,148)        (425,618)
                                        -----------     ------------     ------------
         Net realized gain (loss)       $(4,411,805)    $ 21,393,331     $ 27,080,236
                                        ===========     ============     ============

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

         During 1998, the Company purchased 857,000 shares of Australian Oil and Gas ("AOG") for $803,000. During 1999, an additional 5.9 million shares were acquired for $6.3 million. As of March 1999, the Company owns a 14.9% interest in AOG. Also during 1998, the Company purchased 5,000 shares of Jungfraubahn Holding AG ("Jungfraubahn") based in Interlaken, Switzerland. In February 1999, 70,000 additional shares were acquired. In total the Company purchased a 17.6% shareholding for $15.9 million. The acquisition was financed with $7 million in cash and the remaining balance in debt.

4. INVESTMENT IN UNCONSOLIDATED AFFILIATES:

         At December 31, 1998, the Company's investment in Conex consisted of ownership of 32% of Conex's outstanding common stock, $5 million in preferred stock and $2.1 million in advances. In addition, the Company owns warrants to purchase additional Conex common stock. The common stock investment at December 31, 1998 is accounted for using the equity method of accounting, while the remaining investment balances are carried at cost. At December 31, 1998, the Company's equity method investment had been reduced to zero due to recurring Conex losses. For the year ended December 31, 1998 the Company's equity in losses of this investee totaled $771,000. The Company's interest in Conex is not currently material to the Company's financial position or results of operations.

         At December 31, 1998, the Company's investment in Hyperfeed consisted of 2,370,000 shares of common stock (representing 16.7% of the common shares outstanding) and 4,786,547 shares of preferred stock, representing a 24% diluted voting interest and an additional 4,055,195 common stock warrants, which, on a diluted basis, would represent an additional 17% voting interest. The common and preferred stock are presented using the equity method of accounting for investments in common stock as prescribed by APB No. 18, and have a combined carrying value of $4.9 million at December 31, 1998. The difference between the carrying value of the investment and the underlying equity in the net assets or liabilities of Hyperfeed is considered goodwill and is being amortized over 10 years on a straight line basis. At December 31, 1998, the common stock warrants are carried in accordance with SFAS No. 115 at an estimated fair value of $6.1 million using the Black Scholes option pricing model, with an unrealized gain of $1.3 million net of deferred income tax liability. The Black Scholes pricing model incorporates assumptions in calculating an estimated fair value.

         The following assumptions were used in the computations: no dividend yield for all years; a risk-free interest rates ranging from 5% to 6%; a three year expected life for the 1997 calculation and a two year expected life for the 1998 calculation; and a historical 4 year cumulative volatility of 133%. The market value of the common shares and preferred shares based on the December 31, 1998 closing price of Hyperfeed common stock is approximately $5 million and $10.2 million, respectively.

         At December 31, 1997, the investment in Hyperfeed consisted of 2,050,000 shares of common stock (representing 16.5% of the common shares outstanding) and 1,269,032 common stock warrants, which on a diluted basis would represent an additional 9% voting interest. The investment in common stock had an equity carrying value of $706,000 at December 31, 1997. At December 31, 1997, the common stock warrants are carried in accordance with SFAS No. 115 at an estimated fair value of $887,000 using the Balck Scholes option pricing model, with an unrealized loss of $625,000 net of a deferred income tax asset. The market value of the common shares based on the December 31, 1997 closing price of Hyperfeed common stock was approximately $1.9 million.

         During the three years ended December 31, 1998, Hyperfeed recorded various capital transactions that affected PICO's voting ownership percentage. In 1997, Hyperfeed sold 5 million shares common stock and warrants to purchase 500,000 shares of common stock at $1 per share, for net proceeds of $4.7 million. As a result, PICO's voting ownership declined from 27.8% prior to the transaction to 16.6%. This gave rise to a dilution gain of $997,000. Deferred taxes are provided on each dilution transaction. During 1998, there were various capital transactions, other than the debt conversion, that affected PICO's voting ownership percentage. In summary, PICO's ownership percentage increased from 16.4% at the beginning of 1998 to 18% at June 30, 1998 then declined to 17.7% at September 30, 1998. After giving effect to the debt conversion in December, PICO's voting ownership at December 31, 1998 was 37.7%. PICO's voting ownership percentage in Hyperfeed at the beginning of 1996 was 28.5% and 27.9% at the end of 1996.

         In December 1998, the Company converted its $2.5 million Hyperfeed debenture, $3.3 million line of credit and $969,000 in accrued interest into 1,907,463 shares of Hyperfeed Series A voting convertible preferred shares, 2,879,077 series B voting convertible preferred shares, and 3,106,163 million warrants to purchase Hyperfeed common shares, expiring in 2006. See Note 22 for additional information.

5. SURFACE, WATER AND MINERAL RIGHTS:

         Through its subsidiaries Vidler and NLRC, PICO owns surface, water and mineral rights consisting of various real properties, surface rights, water rights and mineral rights in California, Arizona, Colorado and Nevada. The costs assigned to the various components of surface and mineral rights, water rights, and land improvements at December 31, were as follows:

                                                    1998             1997
                                                ------------     -----------
    NLRC:
      Surface and mineral rights                $ 53,905,167     $55,713,051
    Vidler:
      Water rights                                20,012,797       9,745,657
      Land improvements, net                       2,499,189       1,619,259
      Surface rights                              40,236,058       8,099,048
                                                ------------     -----------
      Surface, water and mineral rights         $116,653,211     $75,177,015
                                                ============     ===========

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

          The following reconciles income (loss) from continuing operations to net income (loss) :

                                                                      1998             1997             1996
                                                                  ------------     ------------     -----------
Income (loss) from continuing operations
  before income taxes and minority interest                       $(12,559,501)    $ 23,761,245     $33,117,709
Provision for income taxes                                           1,292,334        7,807,971      12,714,336
Minority interest                                                    4,532,632        3,202,461
                                                                  ------------     ------------     -----------
Income (loss) from continuing operations                            (9,319,203)      19,155,735      20,403,373
                                                                  ------------     ------------     -----------
Income from discontinued operations, net of
  income taxes of $86,000 in 1998, $965,000 in 1997
  and $701,000 in 1996 and minority interest of $489,000 in 1997       345,716          892,275       3,301,229
Gain (loss) on disposal of discontinued operations, net of
  income tax of $375,000 in 1998 and $1.3 million in 1997
  and foreign currency of $1.2 million in 1997                         729,308         (160,250)
Minority interest                                                                      (275,742)
                                                                  ------------     ------------     -----------
Income from discontinued operations                                  1,075,024          456,283       3,301,229
                                                                  ------------     ------------     -----------
Net income (loss)                                                 $ (8,244,179)    $ 19,612,018     $23,704,602
                                                                  ============     ============     ===========

         Following is an unaudited summary of APL's stand alone financial results for the periods included in the statements of operations as discontinued operations:

                                                 1998          1997            1996
                                             ----------    -----------     ----------
    Total revenues                           $9,172,435    $ 5,310,330     $9,031,846
    Income (loss) before taxes                  431,650       (112,012)     4,002,406
    Net income (loss)                           345,716       (167,327)     3,301,229
    Net income (loss) per share - basic           $0.07         ($0.03)         $0.60
    Net income (loss) per share - diluted         $0.07         ($0.03)         $0.57

          Following is an unaudited summary of these Sri Lankan companies stand alone financial results for the period included as discontinued operations in the accompanying financial statements. Operating results for 1996 are not shown since this period was prior to the effective date of consolidation of GEC with PICO.

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

         Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                                 1998             1997
                                                             ------------     ------------
    Deferred tax assets:
         Net operating loss carryforwards                    $ 10,358,223     $  6,800,000
         Loss reserves                                         11,142,641       17,312,601
         Unearned premium reserves                              1,265,960        1,319,214
         Unrealized depreciation on securities                  2,683,119
         Deferred gain on retroactive reinsurance                 612,338          758,938
         Integration liability                                     51,680          185,690
         Other, net                                             1,557,275        1,438,862
                                                             ------------     ------------
              Total deferred tax assets                        27,671,236       27,815,305
                                                             ------------     ------------
    Deferred tax liabilities:
         Reinsurance receivables                                8,484,586       10,868,442
         Deferred policy acquisition costs                      1,886,536        1,809,043
         Unrealized appreciation on securities                    243,775          131,597
         Revaluation of surface, water and mineral rights      14,880,795        4,986,358
         NLRC land sales                                          455,000
         Accretion of bond discount                                62,888           72,076
         Depreciation                                             153,339          463,060
                                                             ------------     ------------
              Total deferred tax liabilities                   26,166,919       18,330,576
                                                             ------------     ------------
         Net deferred tax assets before
              valuation allowance                               1,504,317        9,484,729
         Less valuation allowance                              (8,689,973)      (6,800,000)
                                                             ------------     ------------
              Net deferred tax asset (liability)             $ (7,185,656)    $  2,684,729
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

         Pre-tax income (loss) from continuing operations for the years ended December 31 was under the following jurisdictions:

                                                                  1998             1997             1996
                                                              ------------     ------------     ------------
    Domestic                                                  $ (8,478,440)    $ 36,248,709     $ 33,147,935
    Foreign                                                     (4,081,061)     (12,487,464)         (30,226)
                                                              ------------     ------------     ------------
        Total                                                 $(12,559,501)    $ 23,761,245     $ 33,117,709
                                                              ============     ============     ============

         Income tax expense (benefit) from continuing operations for each of the years ended December 31 consists of the following:

                                                                  1998             1997             1996
                                                              ------------     ------------     ------------
    Current tax expense (benefit):
      U.S. federal                                            $ (5,415,430)    $  9,292,120     $ 11,042,744
      Foreign                                                      358,759
                                                              ------------     ------------     ------------
        Total tax expense (benefit)                             (5,056,671)       9,292,120       11,042,744
                                                              ------------     ------------     ------------
    Deferred tax expense (benefit):
      U.S. federal                                            $  3,205,910     $  2,068,300     $  1,671,592
      Foreign                                                    3,143,095       (3,552,449)
                                                              ------------     ------------     ------------
        Total tax expense (benefit)                              6,349,005       (1,484,149)       1,671,592
                                                              ------------     ------------     ------------
        Total income tax expense                              $  1,292,334     $  7,807,971     $ 12,714,336
                                                              ============     ============     ============

          The difference between income taxes provided at the Company's effective tax rate and federal statutory rate is as follows:

                                                                  1998             1997             1996
                                                              ------------     ------------     ------------
    Federal income tax expense (benefit) at statutory rate    $ (4,081,166)    $  8,363,895     $ 11,648,332
    Change in valuation allowance                                1,889,973         (136,000)         (53,323)
    Investment valuation                                         3,434,307
    Other                                                           49,220         (419,924)       1,119,327
                                                              ------------     ------------     ------------
         Federal income tax expense                           $  1,292,334     $  7,807,971     $ 12,714,336
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
                                                ============     ============

         Depreciation expense was $1.3 million, $873,000, and $751,000 in 1998, 1997, and 1996, respectively.

10. DEFERRED POLICY ACQUISITION COSTS:

         Changes in deferred policy acquisition costs were as follows:

                                                   1998             1997             1996
                                               ------------     ------------     -----------
    Balance, January 1                         $  5,320,716     $  5,377,339     $ 2,894,644
         Additions:
              Commissions                         6,711,752        7,677,146       4,158,421
              Other                               4,540,307        4,431,623       1,860,247
              Acquired in merger                  1,593,930
              Ceding commissions                    (43,819)         (13,596)       (397,698)
                                               ------------     ------------     -----------
                   Deferral of expense           11,208,240       12,095,173       7,214,900
                                               ------------     ------------     -----------
         Adjustment for expected gross
              profits on investment and
              life-type contracts resulting
              from SFAS 115 mark-to-market                                            17,556
         Adjustment for premium
              deficiency                           (103,180)        (584,366)
         Amortization to expense                (10,877,142)     (11,567,430)     (2,205,530)
                                               ------------     ------------     -----------
    Balance, December 31                       $  5,548,634     $  5,320,716     $ 7,921,570
                                               ============     ============     ===========

         The difference between the December 31, 1996 ending balance of $7,921,570 and the January 1, 1997 beginning balance of $5,377,339 is equal to the amount of deferred policy acquisition costs attributable to 1997 discontinued operations of APL.


11. SHAREHOLDERS' EQUITY (ALL SHARE AMOUNTS HAVE BEEN RESTATED TO GIVE EFFECT TO THE DECEMBER 16, 1998 1-FOR-5 REVERSE STOCK SPLIT):

         On December 16, 1998, PICO acquired the remaining shares of GEC. This was accomplished through an exchange of PICO shares for GEC shares at the exchange ratio of .4628 of a PICO share for each share of GEC. PICO issued a total of 6,810,426 shares of PICO common stock to former GEC shareholders. PICO subsidiaries hold 3,110,837 of these newly issued shares which are recorded as treasury stock in the consolidated balance sheets of the Company. Following the transaction, PICO has 13,328,778 shares of common stock issued and outstanding of which 4,380,779 million are accounted for as treasury stock, at cost in the consolidated balances sheets. In addition, PICO exchanged 223,187 PICO warrants with an exercise price of $23.80 per share for all the outstanding GEC warrants using the same exchange ratio. The original October 23, 1998 expiration date of the warrants was extended to June 30, 1999. No other warrants exist. PICO also exchanged 484,967 stock options to GEC officers, two current GEC directors and a former GEC director in exchange for surrendering their GEC stock options. These grants placed the participants in a substantially similar position regarding shares and exercise price, vested according to their original terms.

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

         A summary of the status of the Company's stock options is presented below for the years ended December 31:

                                                1998                     1997                    1996
                                      ------------------------   ----------------------   ----------------------
                                                     Weighted                   Weighted                  Weighted
                                      # Shares of    Average     # Shares of    Average    # Shares of    Average
                                      Underlying     Exercise    Underlying     Exercise   Underlying     Exercise
                                       Options        Prices       Options       Prices     Options        Prices
                                      ---------      ---------     -------      ---------   -------      ---------
Outstanding at beginning of year        514,405      $   13.55     551,901      $   14.15   516,019      $   13.45
Granted                                 100,000          15.63                               14,028          13.45
Exercised                                                          (21,000)         16.45    (7,014)         13.45
Canceled                                 (2,400)         30.00     (16,496)         33.20   (14,028)         13.45
Options assumed in merger               484,967          18.41                               42,896          22.45
Outstanding at end of year            1,096,972          15.89     514,405          13.55   551,901          14.15
Exercisable at end of year            1,002,528          15.91     514,405          13.55   499,130          13.45
Weighted-average fair value
     of options granted during
     the year                                        $   10.23                                           $   18.10

         The following table summarizes information about stock options outstanding at December 31, 1998:

                          Options Outstanding                                           Options Exercisable
--------------------------------------------------------------------------      ---------------------------------
                                                Weighted
                                                 Average          Weighted
                                 Number         Remaining         Average         Number              Weighted
      Range of                Outstanding       Contractual       Exercise      Exercisable           Average
    Exercise Prices           at 12/31/98           Life           Price        at 12/31/98        Exercise Price
---------------------         -----------       -----------       --------      -----------        --------------
$13.45 to $14.40                512,005             6.64           $13.55         512,005              $13.55
$15.63 to $18.40                584,967             3.37           $17.93         490,523              $18.38
                              ---------                                         ---------
$13.45 to $18.40              1,096,972             4.89           $15.89       1,002,528              $15.91
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

         Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would approximate the following pro forma amounts for the years ended December 31:

                                                           1998             1997            1996
                                                       ------------     ------------    ------------
    Reported net income (loss)                         $ (8,244,179)    $ 19,612,018    $ 23,704,602
    SFAS No. 123 charge                                     (56,836)      (1,462,477)     (1,954,185)
                                                       ------------     ------------    ------------
    Pro forma net income (loss)                        $ (8,301,015)    $ 18,149,541    $ 21,750,417
                                                       ============     ============    ============
    Pro forma net income (loss) per share - basic      $      (1.39)    $       2.88    $       3.93
                                                       ============     ============    ============
    Pro forma net income (loss) per share - diluted    $      (1.39)    $       2.78    $       3.78
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

         CONCENTRATION OF REINSURANCE (in millions)

                                              Unearned     Reported     Unreported    Reinsurer
                                              Premiums      Claims        Claims      Balances
                                              --------     --------     ----------    ---------
Sydney Reinsurance Corporation                               $ 6.5        $ 10.7       $ 17.2
Kemper Reinsurance Company                                   $ 0.6                      $ 0.6
Continental Casualty Company                                 $ 0.9         $ 1.0        $ 1.9
Hartford RE Co.                                              $ 0.1                      $ 0.1
Hartford Fire Insurance Company                $ 0.3         $ 0.7         $ 0.2        $ 1.2
TIG Reinsurance Group                                        $ 1.7         $ 6.1        $ 7.8
Transatlantic Reinsurance Company                                          $ 8.6        $ 8.6
Cologne Reinsurance Company of America                                     $ 0.9        $ 0.9
Mutual Assurance, Inc.                                       $ 5.3         $ 1.6        $ 6.9
General Reinsurance                                          $ 1.8                      $ 1.8
National Reinsurance Corporation               $ 0.4         $ 1.8         $ 0.6        $ 2.8

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

        The Company and its wholly-owned insurance subsidiaries' net income
(loss) for the years ended December 31, 1998, 1997 and 1996 and policyholders' surplus as of December 31, 1998, 1997, and 1996 on the statutory accounting basis are as follows:

                                                  1998             1997             1996
                                              ------------     ------------     ------------
                                               (Unaudited)
    Physicians Insurance Company of Ohio:
         Statutory net income                 $  2,556,946     $ 28,967,115     $ 21,807,610
         Policyholders' surplus                 31,515,421       54,790,265       69,464,034
    The Professionals Insurance Company:
         Statutory net income                 $    105,286     $  1,167,208     $  1,330,733
         Policyholders' surplus                  3,516,143        3,922,382        7,684,701
    American Physicians Life Insurance:***
         Statutory net income                                  $    220,968     $  2,709,570
         Policyholders' surplus                                  12,776,934       11,809,784
    Sequoia Insurance Company:*
         Statutory net income (loss)          $  4,284,251     $  1,161,670     $   (982,953)
         Policyholders' surplus                 23,568,505       21,069,190       14,445,550
    Citation Insurance Company:**
         Statutory net loss                   $ (4,395,534)    $ (1,380,920)    $ (3,069,661)
         Policyholders' surplus                 21,811,840       29,112,651       25,596,903

  * Purchased August 1, 1995
 ** Purchased November 20, 1996
*** Sold December 4, 1998

         Certain insurance subsidiaries are owned by other insurance subsidiaries. In the table above, investments in such subsidiary-owned insurance companies are reflected in statutory surplus of both the parent and subsidiary-owned insurance company. As a result, at December 31, 1998, 1997, and 1996, statutory surplus of approximately $27.1 million, $37.8 million and $38.4 million, respectively, is reflected in both the parent and subsidiary-owned insurance companies.

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

         The following is the segment results for December 31, 1998, 1997 and 1996 (in thousands):

                                                    Surface, Water     Property
                                       Investment     and Mineral        and
                                     Operations(A)      Rights         Casualty        MPL           Other(B)     Consolidated
                                     -------------  --------------     --------      --------       ---------     ------------
1998:
Revenues (charges)                     $  (1,859)      $   3,412       $ 42,927      $  2,420       $     509       $  47,409
Income (loss) before income taxes         (8,731)         (1,818)         2,825        (4,442)           (394)        (12,560)
Identifiable assets                       75,285         118,288        138,408        62,774             421         395,176
Depreciation and amortization                693             185            496            81              37           1,492
Capital expenditures                         117           4,783            648            86               7           5,641

1997:
Revenues                               $  25,903       $   3,105       $ 56,433      $  3,896       $     682       $  90,019
Income (loss) before income taxes         18,004              12          5,556           765            (576)         23,761
Identifiable assets                      116,142          74,737        158,760        78,756           2,096         430,491
Depreciation and amortization                325              34            761            53               8           1,181
Capital expenditures                         271              28            634            44               8             985

1996:
Revenues                               $  26,994                       $ 35,280      $ 12,244        $  2,218       $  76,736
Income (loss) before income taxes         22,307                          3,307         8,469            (965)         33,118
Identifiable assets                       54,423                        204,124       151,341          79,228         489,116
Depreciation and amortization                746                            959                           427           2,132
Capital expenditures                          55                             51                                           106

Segment information by geographic region follows (in thousands):

                                       United
                                       States       Canada       Europe        Asia    Consolidated
                                     ---------     --------     --------     --------  ------------
1998:
Revenues (charges)                   $  48,308     $ (2,233)    $  3,364     $ (2,030)   $  47,409
Income (loss) before income taxes      (13,666)         560        2,588       (2,042)     (12,560)
Identifiable assets                    361,458        7,811       21,653        4,254      395,176
Depreciation and amortization            1,233          259                                  1,492
Capital expenditures                     5,641                                               5,641

1997:
Revenues                             $  94,002     $  3,861     $    175     $ (8,019)   $  90,019
Income (loss) before income taxes       34,393       (2,700)          87       (8,019)      23,761
Identifiable assets                    364,907       37,411       21,080        7,093      430,491
Depreciation and amortization              852          329                                  1,181
Capital expenditures                       985                                                 985

1996:
Revenues                             $  76,578                  $    158                 $  76,736
Income (loss) before income taxes       33,149     $  1,013       (1,044)                   33,118
Identifiable assets                    461,068       28,048                                489,116
Depreciation and amortization            2,132                                               2,132
Capital expenditures                       106                                                 106

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

- INVESTMENTS: Fair values are estimated based on quoted market prices, or dealer quotes for comparable securities. Fair value of warrants to purchase common stock of publicly traded companies is estimated based on values determined by the use of accepted valuation models at the time of acquisition. Fair value for equity securities that do not have a readily determinable fair value is estimated based on the value of the underlying common stock. The Company regularly evaluates the carrying value of securities to determine whether there has been any diminution in value that is other than temporary and adjusts the value accordingly.

- DEPOSITS WITH REINSURERS AND REINSURANCE RECOVERABLES: The carrying amounts of deposits with reinsurers and reinsurance recoverable with fixed amounts due are reasonable estimates of fair value.

- INVESTMENT IN AFFILIATE: Investments in affiliated companies which the Company owns between 20% and 50%, are carried at equity value. The balance of the investment is regularly evaluated to determine whether there has been any impairment.

                                           December 31, 1998              December 31, 1997
                                      ---------------------------    ----------------------------
                                        Carrying      Estimated        Carrying       Estimated
                                         Amount       Fair Value        Amount        Fair Value
                                      -----------    ------------    ------------    ------------
Financial assets:
     Cash and cash equivalents and
          short-term investments      $92,752,898    $ 92,752,898    $ 85,193,009    $ 85,193,009
     Investment securities             93,266,393     113,525,765     128,004,613     128,004,613
     Deposits with reinsurers and
          reinsurance recoverables      3,624,285       3,624,285       7,371,146       7,371,146

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         Summarized unaudited financial data for 1998 and 1997 are shown below. In management's opinion, the interim financial data contains all adjustments, necessary for a fair presentation of results for such interim periods. Prior period amounts have been adjusted to conform to the current period presentation, including reclassification for discontinued operations, and adjustment to shares and net income (loss) per share values due to the acquisition of the minority interest of GEC, and the 1-for-5 reverse stock split.

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

                            AS RESTATED, See Note 22


                                                First           Second          Third         Fourth
                                               Quarter          Quarter        Quarter        Quarter
                                            ------------     -----------    -----------    -----------
1998:
Revenues                                    $ 12,922,305     $13,654,231    $12,179,799    $ 8,652,179
Net Income (loss)                           $ (1,677,617)    $   933,751    $   600,343    $(8,100,656)
Basic:
    Income (loss) per common share          $      (0.28)    $      0.16    $      0.11    $     (1.31)
    Number of shares used in calculation       6,019,817       6,019,817      5,711,304      6,178,675
Diluted:
    Income (loss) per common share          $      (0.28)    $      0.15    $      0.10    $     (1.31)
    Number of shares used in calculation       6,019,817       6,254,573      6,158,606      6,178,675
1997:
Revenues                                    $ 21,050,205     $17,769,204    $44,935,784    $ 6,264,184
Net Income (loss)                           $  1,620,658     $ 1,452,545    $18,240,748    $(1,701,931)
Basic:
    Income (loss) per common share          $       0.25     $      0.23    $      3.03    $     (0.28)
    Number of shares used in calculation       6,434,860       6,445,790      6,018,466      6,019,817
Diluted:
    Income (loss) per common share          $       0.25     $      0.22    $      2.91    $     (0.28)
    Number of shares used in calculation       6,609,817       6,639,827      6,278,038      6,019,817

                             AS PREVIOUSLY REPORTED


                                                First           Second          Third         Fourth
                                               Quarter          Quarter        Quarter        Quarter
                                            ------------     -----------    -----------    -----------
1998:
Revenues                                     $13,734,067     $13,654,231    $12,179,799    $ 8,652,179
Net Income (loss)                            $  (927,480)    $ 1,082,355    $   729,261    $(8,039,497)
Basic:
    Income (loss) per common share           $     (0.15)    $      0.18    $      0.13    $     (1.30)
    Number of shares used in calculation       6,019,817       6,019,817      5,711,304      6,178,675
Diluted:
    Income (loss) per common share           $     (0.15)    $      0.17    $      0.12    $     (1.30)
    Number of shares used in calculation       6,019,817       6,254,573      6,158,606      6,178,675
1997:
Revenues                                     $21,050,205     $17,180,640    $43,808,203    $ 6,146,294
Net Income (loss)                            $ 1,991,660     $ 1,823,916    $17,860,455    $(2,184,410)
Basic:
    Income (loss) per common share           $      0.31     $      0.28    $      2.97    $     (0.36)
    Number of shares used in calculation       6,434,860       6,445,790      6,018,466      6,019,817
Diluted:
    Income (loss) per common share           $      0.30     $      0.27    $      2.84    $     (0.36)
    Number of shares used in calculation       6,609,817       6,639,827      6,278,038      6,019,817

22. RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

         In response to a review by the staff of the United States Securities and Exchange Commission in connection with the Company's Form S-3 registration statement, the Company has restated previously issued financial statements to
(1) reflect the adoption of equity accounting for PICO's investment in HyperFeed Technologies, Inc. ("Hyperfeed"), (2) value Hyperfeed common stock warrants at estimated fair value and (3) record the carrying value of Hyperfeed common stock warrants received as consideration for extending the due date on outstanding loans, as interest income during 1997. The financial statements have also been restated to reverse previously recorded investment revenue, related to real estate development projects to the appropriate prior periods. The previous financial statements presented the investment in Hyperfeed common stock at market value, and the preferred stock and warrants received in 1998 as a result of the debt conversion at cost. Consequently, the Company's 1998, 1997 and 1996 consolidated financial statements have been restated from amounts previously reported. Presented in the table below are the effects of the adjustments on previously reported information as of and for the three years ended December 31, 1998.

                                                Year Ended                     Year Ended                    Year Ended
                                             December 31, 1998              December 31, 1997             December 31, 1996
                                        ----------------------------   ----------------------------  --------------------------
                                        As Previously                  As Previously                 As Previously
                                          Reported      As Restated       Reported      As Restated     Reported    As Restated
                                        ------------    ------------   -------------    -----------  ------------   -----------
Total revenues                          $ 48,220,276    $ 47,408,514    $ 88,185,342    $90,019,377   $76,736,280   $76,736,280
Total expenses                            58,449,781      58,445,535      64,682,337     64,680,256    43,773,072    43,629,110
Equity in income (loss) of
  unconsolidated affiliates                 (771,117)     (1,522,480)                    (1,577,876)    1,013,385        10,539
                                        ------------    ------------    ------------    -----------   -----------   -----------
Income (loss) from continuing
  operations before income taxes
  and minority interest                  (11,000,622)    (12,559,501)     23,503,005     23,761,245    33,976,593    33,117,709
Provision for taxes                        1,762,395       1,292,334       7,670,128      7,807,971    12,957,811    12,714,336
                                        ------------    ------------    ------------    -----------   -----------   -----------
Income (loss) from continuing
  operations before minority interest    (12,763,017)    (13,851,835)     15,832,877     15,953,274    21,018,782    20,403,373
Minority interest                          4,532,632       4,532,632       3,202,461      3,202,461
                                        ------------    ------------    ------------    -----------   -----------   -----------
Income (loss) from continuing
  operations                              (8,230,385)     (9,319,203)     19,035,338     19,155,735    21,018,782    20,403,373
Discontinued operations                    1,075,024       1,075,024         456,283        456,283     3,301,229     3,301,229
                                        ------------    ------------    ------------    -----------   -----------   -----------
Net income (loss)                       $ (7,155,361)   $ (8,244,179)   $ 19,491,621    $19,612,018   $24,320,011   $23,704,602
                                        ============    ============    ============    ===========   ===========   ===========

Net income (loss) per share - basic     $      (1.20)   $      (1.38)   $       3.09    $      3.11   $      4.39   $      4.28
                                        ============    ============    ============    ===========   ===========   ===========
Net income (loss) per share - diluted   $      (1.20)   $      (1.38)   $       2.98    $      3.00   $      4.23   $      4.12
                                        ============    ============    ============    ===========   ===========   ===========


                                          December 31, 1998                     December 31, 1997
                                 ---------------------------------       ---------------------------------
                                 As Previously                           As Previously
                                   Reported           As Restated          Reported           As Restated
                                 -------------       -------------       -------------       -------------
Investments                      $ 117,150,365       $ 116,411,780       $ 160,297,216       $ 160,775,103
Deferred tax asset                                                       $   2,965,080       $   2,684,729
Total assets                     $ 395,914,103       $ 395,175,518       $ 430,292,974       $ 430,490,510

Deferred tax liabilities         $   7,258,949       $   7,185,656
Total liabilities                $ 221,819,219       $ 221,745,926       $ 249,934,925       $ 249,934,925

Unrealized loss, net of tax      $  (2,904,587)      $  (2,511,787)      $  (2,717,248)      $  (2,550,438)
Retained earnings                $  76,562,974       $  75,504,882       $  83,718,335       $  83,749,061
Total shareholders' equity       $ 174,094,884       $ 173,429,592       $ 112,150,738       $ 112,348,274

         As a result of applying equity accounting for the investment in Hyperfeed, the Company recorded for the years ended December 31, 1998, 1997 and 1996, equity in losses of $751,000, $1.6 million and $1 million, respectively. For the year ended December 31, 1998, the individual components of the above are PICO's share of the losses of Hyperfeed of $979,000, amortization of goodwill of $176,000 and dilution gains of $404,000. For the year ended December 31, 1997, PICO's share of the loss of Hyperfeed was $2.4 million, amortization of goodwill was $147,000 and dilution gains were $1 million. For the year ended December 31, 1996, PICO's share of the loss of Hyperfeed was $910,000, amortization of goodwill was $143,000 and dilution gains were $50,000. Equity in losses reflect the pre-tax effect of PICO's share of the losses of Hyperfeed based on common stock ownership percentage in 1996 and 1997 and the combination of the common stock and preferred stock ownership percentage in 1998 (the preferred stock was acquired on December 18, 1998 and PICO's losses from that date forward were based on the combined percentage), amortization of goodwill based on a straight line, 10 year amortization period, and any dilution gains or losses that arise from third party capital infusions into Hyperfeed.

         During 1997, PICO received Hyperfeed common stock warrants as consideration for extending the due date of the loans to Hyperfeed. As part of the restatement, in accordance with SFAS 91, PICO estimated the value of these warrants using the Black Scholes option pricing model. The effects of recording the warrants increased interest income by $1.8 million and income tax expense by $624,000 for the year ended December 31, 1997.

         As a result of applying equity accounting to the investment in Hyperfeed, the recorded value of the common stock and voting convertible preferred stock decreased $4.6 million to $4.9 million at December 31, 1998. At December 31, 1997 and 1996 the recorded investment value decreased $1.2 million and $2.7 million, respectively. In addition, the effect of recording the common stock warrants at fair value increased the carrying value of the warrants by $3.8 million at December 31, 1998. The restatement effects at December 31, 1997 of the initial recording of the warrants at $1.8 million and subsequent decline in fair value resulted in an overall increase of $887,000.

         See footnote 4 for additional information.

         In 1995, Raven Development Company ("Raven"), a wholly-owned subsidiary, began the orderly withdrawal from the real estate development business through the sale of its remaining land and improved residential lots in Ohio. Over the course of a number of years, affiliated companies made loans to Raven for the purchase of land and the development of infrastructure. Raven capitalized the interest cost on a stand-alone basis and the affiliated companies recorded interest income. In consolidation the affiliated companies annually recorded an entry to reverse the effects of the interest income and the capitalized interest. However, the capitalized interest cost was allocated to each lot sold by Raven and became part of the cost of sales. the elimination of the interest component of cost of sales was not made in consolidation and, as a result, a credit remained in the capitalized interest account. In the first quarter of 1998, as the last of Raven's lots were sold, the cost of lots sold was adjusted to reverse the cumulative credit in the capitalized interest account, resulting in an adjustment to investment income of approximately $800,000. The impact of this restatement was a reduction of revenues of $812,000 and an increase in the net loss by $533,000 for 1998, and an increase in net income of $1,000 and $95,000 in 1997 and 1996, respectively. In addition, shareholders' equity was unchanged at December 31, 1998 and the 1997 shareholders' equity increased by $533,000.

23. SUBSEQUENT EVENTS (UNAUDITED)

         In connection with the matter described in paragraph 4 of Note 16, effective September 1, 1999, the parties entered into a settlement agreement wherein they agreed that the lawsuit would be dismissed without prejudice, and that NLRC would deliver a report on or before June 30, 2002 to the limited partnership of the amount of the consulting fee which would be owed by NLRC to the limited partnership if the consulting agreement were in effect.

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

        Director Name                          Business Experience                       Age     Since
        -------------                          -------------------                       ---     -----
Directors with terms ending in
  1999:

John R. Hart                     President of Quaker Holdings Limited, an                 39     1996
                                 investment company, since 1991; Principal with
                                 Detwiler, Ryan & Company, Inc., an investment
                                 bank, from 1982 to 1991; Director of Physicians
                                 since 1993; President and CEO of Physicians
                                 since 1995; President and CEO and Director of
                                 Global Equity Corporation since 1995; Director
                                 of Hyperfeed; President and CEO and Director of
                                 the Company since 1996.

Ronald Langley                   Director and officer of Pacific Southwest                54     1996
                                 Corporation, a strategic investment company,
                                 from 1989 to 1992; Director of Physicians since
                                 1993; Chairman of Physicians since 1995:
                                 Chairman and Director of Global Equity
                                 Corporation since 1995; Chairman of Summit
                                 Global Management, Inc. since 1994; Director of
                                 Hyperfeed; Chairman and Director of the Company
                                 since 1996.

John D. Weil                     President, Clayton Management Company, a                 58     1996
                                 strategic investment company; Director of Todd
                                 Shipyards Corporation, Oglebay Norton Company,
                                 Southern Investors Service Company, Inc.,
                                 Allied Health Products, Inc., and Baldwin &
                                 Lyons, Inc.

Directors with terms ending in
  2000:

S. Walter Foulkrod, III, Esq.    Attorney; owner of S. Walter Foulkrod, III &             57     1996
                                 Associates, Attorneys at Law, Harrisburg, PA,
                                 since 1994; President and Chairman of Foulkrod,
                                 Reynolds & Havas, PC, from 1984 to 1994;
                                 Director of Physicians since 1988.

Richard D. Ruppert, MD           Physician; President of Medical College of Ohio          68     1996
                                 from 1978 to 1993; President of American
                                 Society of Internal Medicine from 1992 to 1993;
                                 Director of Physicians since 1988.

Directors with terms ending in
  2001:

Robert R. Broadbent              Retail consultant since 1989; Chairman of                77     1996
                                 Higbee Company from 1984 to 1989; President,
                                 CEO, Director and Vice Chairman of the Higbee
                                 Company from 1979 to 1984; President and Chief
                                 Executive Officer of Liberty House - Mainland
                                 from 1976 to 1978; Chairman and CEO of Gimbel's
                                 from 1973 to 1976; Director of Physicians from
                                 1993 to 1995.

Carlos C. Campbell               President of C.C. Campbell & Company, Reston,            61     1998
                                 Virginia, since 1985; Director of Resource
                                 America, Inc., Fidelity Mortgage Funding, Inc.,
                                 and Passport Health.

David A. Williams                CEO of Beutel Goodman & Co. Ltd. From 1991 to            56     1998
                                 1995; President, Roxborough Holdings Limited,
                                 Toronto, Ontario since 1995; Director of Global
                                 Equity Corporations, Enhanced Marketing
                                 Services, Equisure Financial Network, FRI
                                 Corporation, Krystal Bond Corporation, Octagon
                                 Industries Ltd., Phoenix Duff and Phelps Corp.,
                                 Pinetree Capital Corporation, Micropulse Inc.,
                                 Radiant Energy Corporation, and Signature
                                 Brands Ltd.

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


                           SUMMARY COMPENSATION TABLE

                                                                          Long-Term
                                                                        Compensation
                                           Annual Compensation             Awards
                                         -------------------------       Securities
                                                                         Underlying
                                                                           Options        All Other
NAME AND PRINCIPAL POSITION    Year       Salary           Bonus           (Shares)      Compensation
                               ----      --------         --------      ------------     ------------
Chief Executive Officer:
------------------------

John R. Hart(1)(2)             1998      $800,000              -0-             -0-         $22,000(7)
  President and Chief          1997      $800,000(3)           -0-             -0-             -0-
  Executive Officer            1996      $300,000         $450,000         175,347(4)          -0-

Executive Officers(2):
----------------------
Ronald Langley(5)              1998      $800,000              -0-             -0-         $22,000(7)
  Chairman of the              1997      $800,000(3)           -0-             -0-             -0-
  Board of Directors           1996      $300,000         $450,000         175,347(4)          -0-

Richard H. Sharpe(6)           1998      $199,029              -0-             -0-         $22,000(7)
  Chief Operating Officer      1997      $165,317         $ 18,340             -0-         $18,734(7)
                               1996      $139,376         $ 28,000          60,119(4)      $14,362(7)


Gary W. Burchfield(8)          1998      $164,640              -0-             -0-         $20,930(7)
  Chief Financial Officer      1997      $135,000         $ 13,500             -0-         $15,618(7)
  And Treasurer                1996      $102,170         $ 35,000          42,083(4)      $10,506(7)


James F. Mosier(9)             1998      $126,910              -0-             -0-         $18,512(7)
  General Counsel              1997      $113,017         $ 12,570             -0-         $12,796(7)
  and Secretary                1996      $ 82,835         $ 27,000          42,083(4)      $ 8,497(7)

----------------------

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

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                            Number of Securities Underlying                 Value of Unexercised
                                       Unexercised                          In-the-Money-Options
                                   Options at 12/31/98                         At 12/31/98(1)
                            --------------------------------           -------------------------------
        NAME                EXERCISABLE        UNEXERCISABLE           EXERCISABLE       UNEXERCISABLE
        ----                -----------        -------------           -----------       -------------
Ronald Langley(2)             406,747               -0-                    -0-                 -0-

John R. Hart(2)               406,747               -0-                    -0-                 -0-

Richard H. Sharpe              60,119               -0-                    -0-                 -0-

Gary W. Burchfield             42,083               -0-                    -0-                 -0-

James F. Mosier                42,083               -0-                    -0-                 -0-

---------------

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

EXECUTIVE COMPENSATION PHILOSOPHY

The Board of Directors of Physicians retained an independent compensation expert, William M. Mercer, Incorporated ("Mercer"). In 1996, Mercer conducted an analysis of marketplace executive compensation levels. The scope of Mercer's study covered the Company's Chairman and President and Chief Executive Officer. The objectives of Mercer's study were as follows:

- Analyze the scope, responsibilities and skill requirements of the jobs performed by Messrs. Langley and Hart and compare and contrast to comparable benchmark executive positions found in the marketplace.

- Develop an appropriate methodology for selecting comparable benchmark jobs, industry categories and a peer group of companies comparable to the Company in terms of business focus, industry classification and size; and competing for senior executives with the skills, expertise and talent demonstrated by the Company's top two executives.

- For the appropriate benchmark jobs, industry category and peer company group, collect information on marketplace compensation levels and practices from compensation surveys and peer company proxy statements. The companies included in the peer company group are not necessarily those included in the Nasdaq Insurance Stock Index. Determine the most relevant marketplace compensation levels and to compare actual Company compensation levels.

- Develop alternate approaches for structuring the total compensation package for the Company's top two executives, in terms of compensation elements to be used, the mix of total pay and how short and long term incentive compensation might be structured to accurately reflect performance.

Mercer's study recommended to the Compensation Committee a compensation strategy with the following objectives:

-    To provide a total compensation package that:

     - is competitive with market rates for executives with similar skill, talent and job requirements.

     - is closely linked to the Company's strategy and the role of covered executives in building shareholder value through growing the book value and, ultimately, the market value of the Company.

-    To retain critical executive talent by:

     - providing a reasonable and competitive level of current income (cash flow).

     - providing for loss of future incentive opportunity if an executive terminates employment before unrealized investment gains are realized.

-    To link executive rewards to shareholder interests by:

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



                               [PERFORMANCE GRAPH]



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

Except as otherwise indicated, each person has sole investment and voting power, subject to community property laws. As of March 26, 1999, there were 13,328,778 shares of the Company issued and outstanding. Of these shares, 4,380,780 are held by the Company and its subsidiaries, and may therefore not be voted under California law. The following table excludes shares of the Company held by the Company and its subsidiaries since those shares are not entitled to vote.

                                                                Number of Shares and Nature        Percentage Ownership of
  Name and Address of Beneficial Owner                           of Beneficial Ownership(1)              Voting Shares
  ------------------------------------                          ---------------------------        -----------------------
Ronald Langley(2)(4)                                                      621,725                            6.0%

John R. Hart(3)(4)                                                        616,170                            5.9%

Robert R. Broadbent                                                        11,949                              *

Carlos C. Campbell                                                            -0-                              *

S. Walter Foulkrod, III, Esq.                                               2,904                              *

Richard D. Ruppert, MD(5)                                                   6,974                              *

John D. Weil(6)                                                           529,518                             5.1%

David A. Williams                                                          78,693                               *

Richard H. Sharpe(7)                                                       67,527                               *

Gary W. Burchfield(8)                                                      47,043                               *

James F. Mosier(9)                                                         47,303                               *

A. Judson Hill(10)                                                        100,000                               *

Sheila C. Ferguson(11)                                                      3,986                              *

Maxim C. W. Webb(12)                                                       29,409                               *

Executive Officers and Directors as a Group (14 persons)                2,163,201                            20.8%

----------------
 *   Less than one percent (1%)

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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

             1. FINANCIAL STATEMENTS.

                                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                Independent Auditors' Reports..........................................   51-53
                Consolidated Balance Sheets as of December 31, 1998 and 1997
                      (As Restated)....................................................    54
                Consolidated Statements of Operations for the Years
                      Ended December 31, 1998, 1997 and 1996 (As Restated).............    56
                Consolidated Statements of Shareholders' Equity
                      for the Years Ended December 31, 1998, 1997, and 1996
                      (As Restated)....................................................    57
                Consolidated Statements of Cash Flows for the Years
                      Ended December 31, 1998, 1997 and 1996 (As Restated).............    60
                Notes to Consolidated Financial Statements (As Restated)...............    61

             2. FINANCIAL STATEMENT SCHEDULES.

                Independent Auditors' Reports.......................................... 101-102
                Schedule I - Condensed Financial Information of Registrant
                      (As Restated)....................................................    103
                Schedule II - Valuation and Qualifying Accounts........................    105
                Schedule V - Supplementary Insurance Information (As Restated).........    106

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Shareholders and Board of Directors of PICO Holdings, Inc.:


We have audited the consolidated financial statements of PICO Holdings, Inc. and subsidiaries (the "Company") for the years ended December 31, 1998 and 1997, and our report thereon (which expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement disclosed in Note 22) appears on page 51. Our audits of the consolidated financial statements also included the 1998 and 1997 financial statement schedules of the Company, listed in Item
14. These 1998 and 1997 financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. We did not audit the 1997 consolidated financial statements of Global Equity Corporation (all expressed in Canadian dollars), a 51.2% owned consolidated subsidiary as of December 31, 1997, which constituted 42% of the Company's consolidated total assets as of December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the Company's 1997 financial statement schedules for Global Equity Corporation (as expressed in Canadian dollars), is based solely on the report of such other auditors. In our opinion, based on our audits and the report of the other auditors, such 1998 and 1997 financial statement schedules, when considered in relation to the basic 1998 and 1997 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP



San Diego, California
March 26, 1999 (January 26, 2000 as to Note 22)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of PICO Holdings, Inc.

Our report on the consolidated statements of operations, shareholders' equity and cash flows of PICO Holdings, Inc. and subsidiaries (the "Company") for the year ended December 31, 1996, (which expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement disclosed in Note 22 to the consolidated financial statements) is included on page 53 of this Form 10-K/A. In connection with our audit of such financial statements, we have also audited the financial statement schedules listed in the index on page 101 of this Form 10-K/A.

In our opinion, these financial statement schedules referred to above, when considered in relation to the basic consolidated statements of operations, shareholders' equity and cash flows taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                        PricewaterhouseCoopers LLP


San Diego, California
April 7, 1997, except as to the information presented in Note 22 to the consolidated financial statements, for which the date is January 26, 2000

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


                            CONDENSED BALANCE SHEETS


                                                                                December 31,       December 31,
                                                                                    1998               1997
                                                                               -------------       -------------
                                                                                   (AS RESTATED, See Note 22)
ASSETS
Cash and cash equivalents                                                      $     437,303       $      81,820
Investments in subsidiaries                                                      167,796,130         109,186,357
Equity securities and other investments                                            3,528,522           2,699,577
Deferred income taxes                                                              3,077,667           1,649,898
Other assets                                                                      11,358,091           1,226,566
                                                                               -------------       -------------
     Total assets                                                              $ 186,197,713       $ 114,844,218
                                                                               =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expense and other liabilities                                          $  12,768,121       $   2,495,944
                                                                               -------------       -------------

Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued
Common stock, $.001 par value, authorized 100,000,000 shares: issued
     13,328,778 and 6,518,344 in 1998 and 1997, respectively                          13,329               6,518
Additional paid-in capital                                                       183,154,588          43,173,179
Accumulated other comprehensive loss                                              (7,705,165)         (4,751,531)
Retained earnings                                                                 75,504,882          83,749,061
                                                                               -------------       -------------
                                                                                 250,967,634         122,177,227
Less treasury stock (4,380,780 shares in 1998 and 498,526 in 1997)               (77,538,042)         (9,828,953)
                                                                               -------------       -------------
     Total shareholders' equity                                                  173,429,592         112,348,274
                                                                               -------------       -------------
     Total liabilities and shareholders' equity                                $ 186,197,713       $ 114,844,218
                                                                               =============       =============

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 1998 Form 10-K/A

                                   SCHEDULE I

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                                                        For the Two-
                                                                      For the Year     For the Year     Month Period
                                                                         Ended            Ended            Ended
                                                                      December 31,     December 31,     December 31,
                                                                          1998             1997             1996
                                                                      ------------     ------------     ------------
                                                                                (AS RESTATED, See Note 22)
Investment income, net                                                $    544,424     $    648,229
Equity in income (loss) of subsidiaries                                 (5,910,480)      20,578,825     $ 19,332,493
                                                                      ------------     ------------     ------------
     Total revenues                                                     (5,366,056)      21,227,054       19,332,493
Expenses                                                                 2,660,813        2,874,895          928,288
                                                                      ------------     ------------     ------------
Income (loss) from continuing operations before income taxes            (8,026,869)      18,352,159       18,404,205
Expense (benefit) for income taxes                                       1,292,334         (803,576)
                                                                      ------------     ------------     ------------
Income (loss) from continuing operations                                (9,319,203)      19,155,735       18,404,205
Income from discontinued operations of subsidiaries, net                 1,075,024          456,283        3,097,307
                                                                      ------------     ------------     ------------
Net income (loss)                                                     $ (8,244,179)    $ 19,612,018     $ 21,501,512
                                                                      ============     ============     ============

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                (AS RESTATED, See Note 22)

Cash flow from operating activities:
     Net income (loss)                                                $ (8,244,179)    $ 19,612,018     $ 21,501,512
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Equity in income (loss) of subsidiaries                        5,910,480      (20,578,825)     (19,332,493)
          Income from discontinued operations of subsidiaries, net      (1,075,024)        (456,283)      (3,097,307)
          Changes in assets and liabilities:
               Accrued expenses and other liabilities                   10,074,675       (1,040,789)         811,638
               Other assets                                            (11,559,294)       1,296,193         (437,405)
                                                                      ------------     ------------     ------------
          Net cash used in operating activities                         (4,893,342)      (1,167,686)        (554,055)
                                                                      ------------     ------------     ------------

Cash flow from investing activities:
     Dividends from subsidiary                                                           22,152,608       13,212,592
     Sale of investments                                                14,527,455
     Purchase of investments                                            (9,278,630)     (33,561,639)
                                                                      ------------     ------------     ------------
          Net cash provided by (used in) investing activities            5,248,825      (11,409,031)      13,212,592
                                                                      ------------     ------------     ------------
          Increase (decrease) in cash and cash equivalents                 355,483      (12,576,717)      12,658,537
Cash and cash equivalents, beginning of period                              81,820       12,658,537
                                                                      ------------     ------------     ------------
Cash and cash equivalents, end of year                                $    437,303     $     81,820     $ 12,658,537
                                                                      ============     ============     ============

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 1998 Form 10-K/A

                                   SCHEDULE II

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


                                                                   Additions
                                                           ---------------------------
                                                               (1)             (2)
                                             Balance at     Charged to      Charged to                   Balance
                                             Beginning      Costs and         Other                      at End
                  Description                of Period      Expenses         Accounts     Deduction     of Period
                  -----------                ----------    -----------     -----------    ---------     ----------
Year-end December 31, 1998
     Allowance for Doubtful Accounts, net    $  119,024    $    61,204                    $ (85,703)    $   94,525

     Valuation Allowance for
          Deferred Federal Income Taxes      $6,800,000    $ 1,889,973                                  $8,689,973

Year-end December 31, 1997
     Allowance for Doubtful Accounts, net    $  116,917    $   142,789                    $(140,682)    $  119,024

     Valuation Allowance for
          Deferred Federal Income Taxes      $6,664,000    $   136,000                                  $6,800,000

Year-end December 31, 1996
     Allowance for Doubtful Accounts, net    $   78,000    $  (117,470)                   $ 156,387     $  116,917

     Valuation Allowance for
          Deferred Federal Income Taxes                                    $ 6,664,000                  $6,664,000

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

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 1996


                                       Future
                                       Policy
                                      Benefits,                                            Amortization
                           Deferred    Losses,                                     Losses  of Deferred
                            Policy     Claims                            Net        and      Policy      Other       Net
                         Acquisition  and Loss    Unearned   Premium  Investment    Loss   Acquisition Operating   Premiums
                            Costs     Expenses    Premiums   Revenue    Income    Expenses   Costs     Expenses    Written
                         -----------  --------    -------    -------  ---------   -------- ----------- ---------   -------
Medical
  professional
  liability                           $142,965               $ 7,362    $4,881    $ 2,605    $  272    $  1,010    $    28

Other property
  and casualty            $  5,421     109,058    $34,808     31,399     2,540     20,328     1,603      10,100     37,529
                          --------    --------    -------    -------    ------    -------    ------    --------    -------

Total medical
  professional
  liability and property
  and casualty               5,421     252,023     34,808     38,761     7,421     22,933     1,875      11,110     37,557

Other operations                                                           665                            7,711
                          --------    --------    -------    -------    ------    -------    ------    --------    -------

Total continuing             5,421     252,023     34,808    $38,761    $8,086    $22,933    $1,875    $ 18,821    $37,557
                                                             =======    ======    =======    ======    ========    =======

Discontinued life
  and health*                2,501      45,516        489
                          --------    --------    -------
                            $7,922    $297,539    $35,297
                            ======    ========    =======

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

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
    CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION AS RESTATED, See Note 22
                                 (In thousands)
                                December 31, 1997


                                      Losses,                                            Amortization
                          Deferred    Claims                                     Losses   of Deferred
                           Policy    and Loss                          Net        and        Policy      Other      Net
                        Acquisition  Expense    Unearned   Premium  Investment    Loss    Acquisition  Operating  Premiums
                           Costs     Reserves   Premiums   Revenue    Income    Expenses     Costs     Expenses   Written
                        ----------- --------    -------    -------  ----------  --------  -----------  ---------  -------
Medical
  professional
  liability                         $108,926               $   239    $ 3,656    $ 1,244               $ 1,887    $   240

Other property
  and casualty            $5,321      87,170    $21,635     49,637      5,614     33,086    $11,567      6,461     39,453
                          ------    --------    -------    -------    -------    -------    -------    -------    -------

Total medical
  professional
  liability and property
  and casualty             5,321     196,096     21,635     49,876      9,270     34,330     11,567      8,348     39,693

Other operations                                                        4,250                           10,435
                          ------    --------    -------    -------    -------    -------    -------    -------    -------
Total continuing          $5,321    $196,096    $21,635    $49,876    $13,520    $34,330    $11,567    $18,783    $39,693
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

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 1998


                                      Losses,                                            Amortization
                          Deferred    Claims                                     Losses   of Deferred
                           Policy    and Loss                          Net        and        Policy      Other      Net
                        Acquisition  Expense    Unearned   Premium  Investment    Loss    Acquisition  Operating  Premiums
                           Costs     Reserves   Premiums   Revenue    Income    Expenses     Costs     Expenses   Written
                        ----------- --------    -------    -------  ----------  --------  -----------  ---------  -------
Medical
  professional
  liability                         $ 85,877               $   (159)    $2,580    $ 5,628               $ 1,156    $   (220)

Other property
  and casualty            $5,549      69,144    $20,804      36,290      5,500     24,900    $10,877      4,325      35,507
                          ------    --------    -------    --------     ------    -------    -------    -------    --------

Total medical
  professional
  liability and property
  and casualty             5,549     155,021     20,804      36,131      8,080     30,528     10,877      5,481      35,287

Other operations                                                         1,352                           11,560
                          ------    --------    -------    --------     ------    -------    -------    -------    --------
Total continuing          $5,549    $155,021    $20,804    $ 36,131     $9,432    $30,528    $10,877    $17,041    $ 35,287
                          ======    ========    =======    ========     ======    =======    =======    =======    ========

3. EXHIBITS

Exhibit
Number                                Description
-------                               -----------
       +2.2    Agreement and Plan of Reorganization, dated as of May 1, 1996, among PICO, Citation Holdings, Inc. and Physicians and amendment thereto dated August 14, 1996 and related Merger Agreement.

   +++++2.3    Second Amendment to Agreement and Plan of Reorganization dated
               November 12, 1996.

       #2.4    Agreement and Debenture, dated November 14, 1996 and November 27,
               1996, Respectively, by and between Physicians and Hyperfeed.

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

   +++10.59 Agreement for Purchase and Sale of Shares, dated May 9, 1996, among Physicians, GPG and GEC.

    ++10.60    Agreement for the Purchase and Sale of Certain Assets, dated July
               14, 1995 between Physicians, PRO and Mutual Assurance, Inc.

    ++10.61    Stock Purchase Agreement dated March 7, 1995 between Sydney
               Reinsurance Corporation and Physicians.

    ++10.62    Letter Agreement, dated September 5, 1995, between Physicians,
               Christopher Ondaatje and the South East Asia Plantation
               Corporation Limited.

  ++++10.63    Amendment No. 1 to Agreement for Purchase and Sale of Certain
               Assets, dated July 30, 1996 between Physicians, PRO and Mutual
               Assurance, Inc. Letter regarding change in Certifying Accountant from Deloitte & Touche LLP,

 +++++16.1.    Independent auditors.

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

         On October 9, 1998, PICO filed a Form 8-K announcing the conversion of the Company's Hyperfeed subordinated convertible debenture, working capital loans and accrued interest into Hyperfeed 5% Convertible Preferred Stock and common stock warrants.

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

Date:  January 27, 2000
                                        PICO Holdings, Inc.


                                        By:         /s/ John R. Hart
                                            ------------------------------------
                                                        John R. Hart
                                                   Chief Executive Officer
                                                   President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on January 19, 2000 by the following persons in the capacities indicated.

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