Form 10-Q/A
period 1999-03-31
PICO HOLDINGS INC /NEW
filed 2000-01-27
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-Q/A

                                (AMENDMENT NO. 2)

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

             For the Transition Period from __________ to __________

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 13,328,778 as of March 31, 1999. As of such date, 4,394,127 shares of common stock were held by the registrant and subsidiaries of the registrant.

                               PICO HOLDINGS, INC.

                                   FORM 10-Q/A

                                TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------
PART I:  FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Consolidated Balance Sheets as of                                      3
                  March 31, 1999 (As Restated)
                  and December 31, 1998

                  Consolidated Statements of Operations                                  4
                  for the Three Months Ended March 31, 1999 and 1998 (As Restated)

                  Consolidated Statements of Cash Flows for                              5
                  the Three Months Ended March 31, 1999 and 1998 (As Restated)

                  Notes to Consolidated Financial Statements (As Restated)               6

         Item 2:  Management's Discussion and Analysis of Financial                     13
                  Condition and Results of Operations (As Restated)

         Item 3:  Quantitative and Qualitative Disclosure About Market Risk             29

PART II:  OTHER INFORMATION

         Item 4:  Submission of Matters to a Vote of Security Holders                   30

         Item 6:  Exhibits and Reports on Form 8-K                                      30

         Signature                                                                      31

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    March 31,
                                                                                      1999          December 31,
                                                                                   (Unaudited)         1998
                                                                                  -------------    -------------
                                     ASSETS                                       (AS RESTATED,
                                                                                   See Note 8)
Investments                                                                       $ 163,934,243    $ 116,411,780
Cash and cash equivalents                                                            54,670,420       71,654,196
Accrued investment income                                                               979,514        1,295,550
Premiums and other receivables, net                                                  10,037,369       10,414,017
Reinsurance receivables                                                              57,939,444       55,624,830
Prepaid deposits and reinsurance premiums                                             1,451,112        2,187,387
Deferred policy acquisition costs                                                     5,372,392        5,548,634
Surface, water, geothermal and mineral rights                                       119,798,767      116,653,211
Property and equipment, net                                                           1,668,138        1,851,502
Income taxes receivable                                                               6,705,395        6,522,454
Other assets                                                                          6,256,363        7,011,957
                                                                                  -------------    -------------
         Total assets                                                             $ 428,813,157    $ 395,175,518
                                                                                  =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses, net of discount                       $ 153,513,604    $ 155,020,696
Unearned premiums                                                                    18,842,918       20,804,432
Reinsurance balance payable                                                          12,289,408       12,068,890
Deferred gain on retroactive reinsurance                                              1,800,994        1,800,994
Other liabilities                                                                     7,770,575       11,402,000
Bank and other borrowings                                                            18,097,484        8,966,707
Deferred income taxes                                                                19,025,910        7,185,656
Excess of fair value of net assets acquired over purchase price                       4,354,555        4,496,551
                                                                                  -------------    -------------
       Total liabilities                                                            235,695,448      221,745,926
                                                                                  -------------    -------------
Commitments and Contingencies (Note 5)

Preferred stock, $.01 par value, authorized 2,000,000 shares, none issued
Common stock, $.001 par value; authorized 100,000,000 shares,
  issued 13,328,778 in 1999 and 1998                                                     13,329           13,329
Additional paid-in capital                                                          183,154,588      183,154,588
Retained earnings                                                                    73,116,158       75,504,882
Accumulated other comprehensive income (loss)                                        14,663,269       (7,705,165)
Treasury stock, at cost (4,394,127 common shares in 1999 and 4,380,780 in 1998)     (77,829,635)     (77,538,042)
                                                                                  -------------    -------------
         Total shareholders' equity                                                 193,117,709      173,429,592
                                                                                  -------------    -------------
                 Total liabilities and shareholders' equity                       $ 428,813,157    $ 395,175,518
                                                                                  =============    =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                        1999            1998
                                                                                    ------------    ------------
                                                                                      (AS RESTATED, See Note 8)
Revenues:
     Premium income                                                                 $  8,554,974    $  9,138,175
     Net investment income                                                             1,914,354       2,563,987
     Net realized gain (loss) on investments                                            (344,395)        504,411
     Other income                                                                        385,003         715,732
                                                                                    ------------    ------------
             Total revenues                                                           10,509,936      12,922,305
                                                                                    ------------    ------------

Expenses:
     Loss and loss adjustment expenses                                                 6,516,026       7,995,257
     Insurance underwriting and other expenses                                         6,498,464       5,989,330
                                                                                    ------------    ------------
              Total expenses                                                          13,014,490      13,984,587
                                                                                    ------------    ------------

     Equity in losses of unconsolidated affiliates                                      (361,292)       (513,421)
                                                                                    ------------    ------------
        Loss from continuing operations before income taxes and minority interest     (2,865,846)     (1,575,703)
     Provision (benefit) for federal, foreign and state income taxes                    (477,122)        859,011
                                                                                    ------------    ------------

        Loss from continuing operations before minority interest                      (2,388,724)     (2,434,714)
     Minority interest in loss of subsidiary                                                             704,640
                                                                                    ------------    ------------
          Loss from continuing operations                                             (2,388,724)     (1,730,074)
     Income from discontinued operations, net of income tax provision of
         $10,000 for the three months of 1998                                                             52,457
                                                                                    ------------    ------------
     Net loss                                                                       $ (2,388,724)   $ (1,677,617)
                                                                                    ============    ============

     Net loss per common share - basic:
             Continuing operations                                                  $      (0.27)   $      (0.29)
             Discontinued operations                                                                        0.01
                                                                                    ------------    ------------
                 Net loss per common share                                          $      (0.27)   $      (0.28)
                                                                                    ============    ============
                 Weighted average shares outstanding                                   8,946,237       6,019,817
                                                                                    ============    ============

     Net loss per common share - diluted:
             Continuing operations                                                  $      (0.27)   $      (0.29)
             Discontinued operations                                                                        0.01
                                                                                    ------------    ------------
                 Net loss per common share                                          $      (0.27)   $      (0.28)
                                                                                    ============    ============
                 Weighted average shares outstanding                                   8,946,237       6,019,817
                                                                                    ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Three Months Ended March 31,
                                                                         1999              1998
                                                                     ------------      ------------
                                                                       (AS RESTATED, See Note 8)
OPERATING ACTIVITIES
       Net cash provided by (used in) operating activities           $ (9,241,651)     $    694,074
                                                                     ------------      ------------

INVESTING ACTIVITIES:
       Purchases of investments                                       (19,929,083)       (2,860,526)
       Proceeds from sale of investments                                4,580,325        10,167,993
       Proceeds from maturity of investments                            2,000,000            25,000
       Other investing activities, net                                 (1,286,985)         (536,863)
                                                                     ------------      ------------
             Net cash provided by (used in) investing activities      (14,635,743)        6,795,604
                                                                     ------------      ------------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                          7,057,405
      Purchase of treasury stock                                         (291,593)
                                                                     ------------      ------------
             Net cash provided by financing activities                  6,765,812
                                                                     ------------      ------------

Effect of exchange rate changes on cash                                   127,806          (256,484)
                                                                     ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (16,983,776)        7,233,194

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         71,654,196        56,435,789
                                                                     ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 54,670,420      $ 63,668,983
                                                                     ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for:
          Income taxes                                                                 $    440,000
                                                                                       ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (AS RESTATED, SEE NOTE 8)
                                   (UNAUDITED)

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

          These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations and Risks and Uncertainties contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 as filed with the SEC. See Note 8, "Restatement of Previously Reported Financial Information."

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

          Following is an unaudited summary of APL's stand alone financial results for the three months ended March 31, 1998 included in the statements of operations as discontinued operations:

                                                                1998
                                                             ----------
          Total revenues                                     $2,163,168
          Income before taxes                                    61,983
          Net income                                             52,457
          Net income per share - basic and diluted           $     0.01

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

          The components of comprehensive income (loss) are as follows:

                                                                  Three months ended March 31,
                                                                  ----------------------------
                                                                      1999           1998
                                                                  ------------    -----------
          Comprehensive income (loss)
            Net loss                                              $ (2,388,724)   $(1,677,617)
            Net change in unrealized appreciation (depreciation)
              on available for sale investment                      20,376,102        (90,489)
            Net change in foreign currency translation               1,992,332       (197,456)
                                                                  ------------    -----------
          Total comprehensive income (loss)                       $ 19,979,710    $(1,965,562)
                                                                  ============    ===========

          Total comprehensive income (loss) is net of deferred income tax provision of $7 million and deferred income tax benefit of $68,000 for the three months ended March 31, 1999 and March 31, 1998, respectively.

          The components of accumulated comprehensive income (loss) are as follows, net of deferred income tax provision of $9.2 million at March 31, 1999 and a deferred income tax benefit of $1.5 million at December 31, 1998:

                                                           March 31,      December 31,
                                                              1999           1998
                                                          ------------    -----------
          Accumulated other comprehensive income (loss)
            Unrealized appreciation (depreciation)
              on available for sale investments           $ 17,864,315    $(2,511,787)
            Foreign currency translation                    (3,201,046)    (5,193,378)
                                                          ------------    -----------
          Accumulated other comprehensive income (loss)   $ 14,663,269    $(7,705,165)
                                                          ============    ===========

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

          On January 10, 1997, Global Equity Corporation ("GEC"), commenced an action in British Columbia against MKG Enterprises Corp. ("MKG"), Vignoble Wines Agency Inc. ("Vignoble") to enforce repayment of a $5 million loan made by GEC to MKG. On the same day, the Supreme Court of British Columbia granted an order preventing MKG from disposing of certain assets pending resolution of the action. GEC subsequently brought a motion to have a receiver-manager appointed for MKG and Vignoble, which motion has been adjourned. In addition, in March 1999 GEC filed an action in the Supreme Court of British Columbia against a third party. This action states the third party had fraudulently entered into loan agreements with MKG. Accordingly, under this action GEC is claiming damages from the third party and seeking an order restraining the third party from taking any further action in connection with MKG's assets.

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

          The accounting policies of the reportable segments are the same as those described in the Company's 1998 annual report on Form 10-K/A. Segment performance is measured by revenues and segment profit before tax in addition to changes in shareholders' equity. This information provides the basis for calculation of return on shareholders' equity, which is the main performance measurement used in analyzing segment performance. In addition, assets identifiable with segments are disclosed as well as capital expenditures, and depreciation and amortization. The Company has operations and investments both in the U.S. and abroad.

          The following is a detail of revenues by segment from continuing operations:

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                              1999           1998
                                                          ------------    -----------
          Investment Operations (Charges)                 $   (275,001)   $ 1,086,210
          Surface, Water and Mineral  Rights                   365,843        171,823
          Property and Casualty Insurance                    9,747,923     10,791,509
          Medical Professional Liability Insurance             548,080        700,244
          Other Operations                                     123,091        172,519
                                                          ------------    -----------
                   Total Revenues-Continuing Operations   $ 10,509,936    $12,922,305
                                                          ============    ===========

          The following is a detail of segment profit or loss from continuing operations before taxes and minority interest:

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                              1999             1998
                                                           -----------      -----------
          Investment Operations                            $(1,863,984)     $  (582,329)
          Surface, Water and Mineral Rights                   (697,128)        (437,163)
          Property and Casualty Insurance                      234,708         (403,911)
          Medical Professional Liability Insurance            (485,636)         (72,251)
          Other Operations                                     (53,806)         (80,049)
                                                           -----------      -----------
               Loss Before Taxes and Minority Interest     $(2,865,846)     $(1,575,703)
                                                           ===========      ===========


8.   RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

          In response to a review by the staff of the United States Securities and Exchange Commission in connection with the Company's Form S-3 registration statement, the Company has restated previously issued financial statements to:

          1. Change its accounting for its investment in Hyperfeed Technologies, Inc. ("Hyperfeed") to: (i) reflect the adoption of equity accounting for PICO's investment in Hyperfeed, (ii) value Hyperfeed common stock warrants at estimated fair value and (iii) record the carrying value of Hyperfeed common stock warrants received as consideration for extending the due date on outstanding loans as interest income during 1997;

          2. To reverse previously recorded investment revenue related to real estate development projects to the appropriate prior periods;

          3. Amortize a portion of the deferred lease payment relating to the Semitropic water storage facility.

     Presented in the table below are the effects of the restatement on previously reported information as of and for the three months ended March 31, 1999 and 1998.

                                                   Three months ended                  Three months ended
                                                     March 31, 1999                      March 31, 1998
                                              -----------------------------       ------------------------------
                                              As Previously                       As Previously
                                                Reported        As Restated         Reported        As Restated
                                              -------------     ------------      -------------     ------------
Total revenues                                $ 10,509,936      $ 10,509,936      $ 13,734,067      $ 12,922,305
Total expenses                                  12,847,823        13,014,490        13,988,832        13,984,587
Equity in loss of
  unconsolidated affiliates                       (219,887)         (361,292)         (203,321)         (513,421)
                                              ------------      ------------      ------------      ------------
Loss from continuing operations
  before income taxes and minority interest     (2,557,774)       (2,865,846)         (458,086)       (1,575,703)
Provision (benefit) for taxes                     (427,057)         (477,122)        1,226,490           859,011
                                              ------------      ------------      ------------      ------------
Loss from continuing operations
  before minority interest                      (2,130,717)       (2,388,724)       (1,684,576)       (2,434,714)
Minority interest                                                                      704,639           704,640
                                              ------------      ------------      ------------      ------------
Loss from continuing operations                 (2,130,717)       (2,388,724)         (979,937)       (1,730,074)
Discontinued operations                                                                 52,457            52,457
                                              ------------      ------------      ------------      ------------
Net loss                                      $ (2,130,717)     $ (2,388,724)     $   (927,480)     $ (1,677,617)
                                              ============      ============      ============      ============
Net loss per share - basic                    $      (0.24)     $      (0.27)     $      (0.15)     $      (0.28)
                                              ============      ============      ============      ============
Net loss per share - diluted                  $      (0.24)     $      (0.27)     $      (0.15)     $      (0.28)
                                              ============      ============      ============      ============

     The following presents the effects of the restatement on the consolidated balance sheet at March 31, 1999:

                                                      March 31, 1999
                                               -----------------------------
                                               As Previously
                                                 Reported       As Restated
                                               -------------    ------------
          Investments                          $151,710,812     $163,934,243
          Other assets                         $  6,423,030     $  6,256,363
          Total assets                         $416,756,393     $428,813,157

          Deferred tax liabilites              $ 14,694,103     $ 19,025,910
          Total liabilites                     $231,363,641     $235,695,448

          Unrealized gain (loss), net of tax   $  8,823,259     $ 17,864,315
          Retained earnings                    $ 74,432,257     $ 73,116,158
          Total shareholders' equity           $185,392,752     $193,117,709


(1)  ACCOUNTING FOR INVESTMENT IN HYPERFEED

     The previous financial statements presented the investment in Hyperfeed common stock at market value and the preferred stock and warrants received in 1998 as a result of the debt conversion at cost. Consequently, the Company's consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 and for the three months ended March 31, 1999 and 1998 and for the three and six months ended June 30, 1999 and 1998 have been restated from amounts previously reported.

     For the three months ended March 31, 1999 and 1998 the Company recorded equity in losses of $141,000 and $310,000, respectively. Equity in losses reflect the before tax effect of PICO's share of the losses of Hyperfeed based on the combination of the common stock and preferred stock ownership percentage in 1999 and 1998 (the preferred stock was acquired on December 18, 1998 and PICO's losses from that date forward were based on the combined percentage), amortization of goodwill based on a straight line, ten year amortization period, and any dilution gains or losses that arise from third party capital infusions in Hyperfeed.

     For the three months ended March 31, 1999 the individual components of the above are PICO's share of the losses of Hyperfeed of $269,000, amortization of goodwill of $162,000 and dilution gains of $288,000. For the three months ended March 31, 1998, PICO's share of the loss of Hyperfeed was $275,000, amortization of goodwill was $37,000 and dilution gains were $2,000.

     At March 31, 1999 and December 31, 1998, the investment in Hyperfeed consisted of 2,370,000 shares of common stock (representing 16.7% of the common shares outstanding) and 4,786,547 shares of preferred stock, representing a 24% diluted voting interest and an additional 4,055,195 common stock warrants, which, on a diluted basis, would represent an additional 17% voting interest. The common and preferred stock are presented using the equity method of accounting for investments in common stock as prescribed by Accounting Principles Board No. 18, and have a combined carrying value of $4.7 million and $4.9 million at March 31, 1999 and December 31, 1998, respectively. The difference between the carrying value of the investment and the underlying equity in the net assets or liabilities of Hyperfeed is considered goodwill and is being amortized over 10 years on a straight line basis. At March 31, 1999 and December 31, 1998, the common stock warrants are carried at an estimated fair value using the Black Scholes option pricing model of $36.1 million and $6.1 million, respectively, with an unrealized gain net of deferred income tax liability of $23.9 million and $1.3 million, respectively. The Black Scholes pricing model incorporates assumptions in calculating an estimated fair value. The following assumptions were used in the computations: no dividend yield for all years; a risk-free interest rates ranging from 5% to 6%; a two year expected life; and a historical 4 year cumulative volatility of 133%. The market value of the common shares and preferred shares based on the March 31, 1999 closing price of Hyperfeed common stock is approximately $26.0 million, and $52.6 million, respectively. The market value of the common shares and preferred shares based on the December 31, 1998 closing price of Hyperfeed common stock is approximately $5 million, and $10.2 million, respectively.

(2)  ACCOUNTING FOR CAPITALIZED INTEREST

     In 1995, Raven Development Company ("Raven"), a wholly-owned subsidiary, began the orderly withdrawal from the real estate development business through the sale of its remaining land and improved residential lots in Ohio. Over the course of a number of years, affiliated companies made loans to Raven for the purchase of land and the development of infrastructure. Raven capitalized the interest cost on a stand-alone basis and the affiliated companies recorded interest income. In the consolidation process, the affiliated companies annually recorded an entry to reverse the effects of the interest income and the capitalized interest. However, the capitalized interest cost was allocated to each lot sold by Raven and became part of the cost of sales. The elimination of the interest component of cost of sales was not made in consolidation and, as a result, a credit remained in the capitalized interest account. In the first quarter of 1998, as the last of Raven's lots were sold, the cost of lots sold was adjusted to reverse the cumulative credit in the capitalized interest account, resulting in an adjustment to investment income of approximately $800,000. The financial statements for the three months ended March 31, 1998 have been restated to reflect the elimination of the interest expense component of the cost of land sold. The impact of this restatement reduced revenues by $812,000 and net income by $533,000 for the three months ended March 31, 1998. The statement of operations for the three months ended March 31, 1999, and shareholders' equity at March 31, 1999 and December 31, 1998 were unaffected.

(3)  ACCOUNTING FOR DEFERRED LEASE PAYMENTS RELATED TO SEMITROPIC WATER STORAGE

     Vidler entered into an operating lease for the use of the Semitropic Water Storage facility. The lease is payable over 10 years and allows Vidler to operate the asset for 35 years. Revenue will be generated from the asset through the recharge, storage and recovery of water.

     The lease payments were previously treated as prepaid lease amounts to be amortized on a straight-line basis over the remaining estimated useful life of the asset, which is the term of the lease contract. It was the Company's initial assessment that the recharge component of the facility was not operational at December 31, 1998 and throughout the nine months ended September 30, 1999. It was originally determined that the facility would not be operational and available for its intended use until the completion of the recharge/farming season which occurred one year after the lease commenced. It was the Company's intention to begin amortization in the fourth quarter of 1999 consistent with the Company's interpretation of SFAS No. 34. Further consideration of the facts and in the absence of authoritative guidance interpreting when the facility was available for its intended use in this unique industry caused the Company to reconsider the treatment. The Company now believes it is appropriate to begin amortization in the period in which Vidler had its first opportunity to put water in storage which was January 1999. Accordingly, the amortization has been recorded beginning January 1, 1999 and the quarterly financial statements for the three months ended March 31, 1999 have been restated to reflect amortization of the lease payments. The effect on pre-tax income, is $166,667 for the three months ended March 31, 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

     This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Results of Operations -Three Months Ended March 31, 1999 and 1998," "Liquidity and Capital Resources," and "Risk Factors." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's 1998 Form 10-K/A.

RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

     In response to a review by the staff of the United States Securities and Exchange Commission in connection with the Company's Form S-3 registration statement, the Company has restated previously issued financial statements to change its accounting for its investment in Hyperfeed Technologies, Inc. ("Hyperfeed"), to (i) reflect the adoption of equity accounting for PICO's investment in Hyperfeed (ii) value Hyperfeed common stock warrants at estimated fair value and (iii) record the carrying value of Hyperfeed common stock warrants received as consideration for extending the due date on outstanding loans as interest income during 1997. The previous financial statements presented the investment in Hyperfeed common stock at market value and the preferred stock and warrants received in 1998 as a result of the debt conversion at cost. Additionally, the financial statements have been restated from amounts previously reported to reverse previously recorded 1998 investment revenue related to real estate development projects, to the appropriate prior period, and to amortize a portion of the deferred lease payment relating to the Semitropic water storage facility. Consequently, the Company's consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 and for the three months ended March 31, 1999 and 1998 and for the three and six months ended June 30, 1999 and 1998 have been restated from amounts previously reported. The effects of the restatement have been presented in Note 8 and have been reflected herein.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1999 AND 1998

SUMMARY

     PICO Holdings, Inc. and its consolidated subsidiaries reported a net loss of $2.4 million, or a loss of $0.27 per share, for the quarter ended March 31, 1999. During the comparable prior year period, the Company reported a net loss of $1.7 million , or a loss of $0.28 per share. Per share amounts are stated as "basic" earnings per share.

     Shareholders' equity increased to $193.1 million as of March 31, 1999, an increase of $19.7 million, or 11.4 %, over the December 31, 1998 level of $173.4 million. Book value per share calculated on an undiluted basis as of March 31, 1999 increased to $21.61 per share, up $2.23 per share from $19.38 at December 31, 1998. These increases in shareholders' equity and book value per share during the first quarter of 1999 resulted primarily from an $20.4 million improvement in unrealized appreciation of investments, net of income tax, and a $2 million improvement in the Company's foreign currency translation adjustment in shareholders' equity, partially offset by the $2.4 million net loss for the quarter. The $20.4 million appreciation of the Company's investment portfolio principally relates to its investment in Hyperfeed common stock warrants which are convertible into Hyperfeed common stock and are valued at estimated fair value using the Black Scholes option pricing model.

     The net loss recorded during the first quarter of 1999 included approximately $101,000 in income from property and casualty ("P&C") insurance operations, a net loss of $1.4 million from investment operations, a net loss of $640,000 from surface, water and mineral rights operations, a $399,000 net loss from medical professional liability insurance operations, and a $52,000 net loss from other operations.

     First quarter 1999 and 1998 revenues were $10.5 million and $12.9 million, respectively. These revenues included $344,000 in realized investment losses and $504,000 in realized investment gains during the first quarters of 1999 and 1998, respectively. Investment income for the first quarter of 1999 of $1.9 million was down $700,000 from the $2.6 million recorded during the first three months of 1998 largely due to fewer fixed income securities in the Company's investment portfolio.

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

     Expenses for the first three months of 1999 were $13 million compared to $14 million during the same three months of 1998, a decrease of 7%. These expense reductions primarily relate to decreases in loss and loss adjustment expenses and in other insurance expenses resulting from the wind down of Physicians' medical professional liability insurance business, and Citation's reduced P&C written premium.

     Loss before taxes for the first three months of 1999 and 1998 included losses from PICO's investment in its unconsolidated affiliates of $361,000 and $513,000, respectively. PICO's share of Hyperfeed losses, amortization of goodwill and dilution gains before taxes included in these results are $141,000 and $310,000 for the first quarters of 1998 and 1997, respectively. Dilution gains included in these amounts were $288,000 and $2,000, respectively. (See
Note 8, "Restatement of Previously Reported Financial Information"). These dilution gains principally resulted from Hyperfeed issuing common stock to third parties. In the event that Hyperfeed records any capital transactions in the future, PICO could realize additional dilution gains or losses.

     During the first three months of 1999, PICO recorded comprehensive income of $20 million. This included the $2.4 million net loss, a $2.0 million increase in foreign currency translation and a $20.4 million increase in unrealized appreciation of investments, net of tax. Included in 1999 comprehensive income was $22.5 million from an increase in the value of Hyperfeed warrants. The 1999 first quarter comprehensive income of $20 million compares to a $2 million comprehensive loss during the first quarter of 1998. The 1998 amount included a $1.7 million net loss, a $90,000 loss from unrealized depreciation of investments, net of tax, and a foreign currency decline of $197,000.

     Total assets of $428.8 million at March 31, 1999 increased $33.6 million over the $395.2 million at December 31, 1998, primarily due to the increase in market value of the Company's investment in warrants of Hyperfeed. Liabilities increased $14 million, largely due to income tax provisions on the increase in unrealized investment appreciation.

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

     Revenues and income before taxes and minority interests from CONTINUING OPERATIONS, by business segment, are shown in the following schedules:

     Operating Revenues (Charges)--Continuing Operations:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1999            1998
                                                       -----           -----
                                                           (in millions)
Investment Operations (Charges)                        $(0.3)          $ 1.1
Surface, Water and Mineral  Rights                       0.4             0.2
Property and Casualty Insurance                          9.7            10.7
Medical Professional Liability Insurance                 0.5             0.7
Other Operations                                         0.2             0.2
                                                       -----           -----
         Total Revenues-Continuing Operations          $10.5           $12.9
                                                       =====           =====

     Loss Before Taxes and Minority Interest--Continuing Operations:

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                             1999            1998
                                                             -----           -----
                                                                 (in millions)
          Investment Operations                              $(1.8)          $(0.6)
          Surface, Water and Mineral Rights                   (0.7)           (0.4)
          Property and Casualty Insurance                      0.2            (0.4)
          Medical Professional Liability Insurance            (0.5)           (0.1)
          Other Operations                                    (0.1)           (0.1)
                                                             -----           -----
               Loss Before Taxes and Minority Interest       $(2.9)          $(1.6)
                                                             =====           =====

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

     As shown below, realized investment losses of approximately $200,000 and $300,000 in other charges, partially offset by $200,000 of investment income, combined to produce a net charge of $300,000 in the INVESTMENT OPERATIONS segment during the first three months of 1999. This compares to revenues of $1.1 million during the same 1998 period. First quarter 1998 INVESTMENT OPERATIONS revenues included $0.4 million in realized investment gains, $500,000 in investment income and $200,000 in other income. The approximate $300,000 decline in first quarter 1999 investment income from INVESTMENT OPERATIONS compared to first quarter 1998 principally reflects the conversion of a significant amount of Physicians' fixed maturity investments to equity securities. At March 31, 1999, Physicians held $2.2 million in fixed maturity securities, compared to $5.6 million at March 31, 1998.

     Revenues from INVESTMENT OPERATIONS are summarized below:

                         INVESTMENT OPERATIONS REVENUES

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     1999            1998
                                                                     -----           ----
                                                                         (in millions)
          Investment Operations Revenues (Charges):
             Realized Investment Gain (Loss)                         $(0.2)          $0.4
             Investment Income                                         0.2            0.5
             Other Income (Loss)                                      (0.3)           0.2
                                                                     -----           ----
                 Investment Operations Revenues (Charges)            $(0.3)          $1.1
                                                                     =====           ====


     At March 31, 1999, the consolidated investment portfolio was in a net unrealized gain position of approximately $17.9 million, net of taxes, compared to $2.5 million in unrealized losses at December 31, 1998. Nearly all of this $20.4 million increase was attributable to the Company's investment in Hyperfeed common stock warrants which were valued at estimated fair value using the Black Scholes option pricing model ("see Note 8, "Restatement of Previously Reported Financial Information"). The Black Scholes pricing model incorporates assumptions in calculating an estimated fair value. The following assumptions were used in the computations for 1999: no dividend yield for all years; a risk-free interest rate of 6%; a two year estimated life; and a 4 year cumulative volatility of 133%.

     INVESTMENT OPERATIONS produced a $1.8 million loss before taxes during the first quarter of 1999 compared to $600,000 loss during the first quarter of 1998. As discussed above, approximately $1.2 million of the decline was attributable to reduced investment income, realized investment gains and other income. First quarter 1999 included an approximate $200,000 loss from the Company's equity in the loss of its investee, Conex Continental Inc compared to a $200,000 loss from equity during the first quarter of 1998, and $100,000 from the Company's equity in loss of its investee, Hyperfeed, during the first quarter of 1999 compared to $300,000 loss from equity in the first quarter of 1998.

     The Company's INVESTMENT OPERATIONS income can fluctuate significantly from period to period. A number of factors contribute to these fluctuations, including, among other things, the mix of the Company's portfolio, timing of the Company's realization of capital gains, the volume of trading and demand for individual securities the Company owns and fluctuations in the U.S. and world stock and bond markets in general. Therefore, future results cannot and should not be predicted based upon past performance alone. See "RISK FACTORS."

    Income before tax from INVESTMENT OPERATIONS for the three months ended March 31, 1999 and 1998 included:

                 INVESTMENT OPERATIONS INCOME (LOSS) BEFORE TAX

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                            1999              1998
                                                            -----             -----
                                                                 (in millions)
          Investing Income (Loss) Before Tax:
             Investment operations income (loss)            $(1.5)            $(0.1)
             Equity in Loss of Investee                      (0.3)             (0.5)
                                                            -----             -----
          Investing Income (Loss) Before Tax                $(1.8)            $(0.6)
                                                            =====             =====

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

     Following is a breakdown of revenue and pre-tax loss before minority interest from SURFACE, WATER, AND MINERAL RIGHTS operations for the periods shown:

                       SURFACE, WATER, AND MINERAL RIGHTS

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                     1999            1998
                                                                     -----           -----
                                                                         (in millions)
          Revenues - Surface, Water and Mineral Rights:
            VIDLER:
              Operating Revenues                                     $ 0.2
            NLRC:
              Operating Revenues                                       0.2           $ 0.2
                                                                     -----           -----
                    Segment Total Revenues                           $ 0.4           $ 0.2
                                                                     =====           =====

          Loss Before Tax and Minority Interest:
            Vidler Water Company, Inc.                               $(0.6)          $(0.2)
            Nevada Land and Resources Company LLC                     (0.1)           (0.2)
                                                                     -----           -----
                    Loss Before Tax and Minority Interest            $(0.7)          $(0.4)
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

     Operating and overhead expenses exceeded revenues during the first three months of 1999 and 1998 producing losses before taxes of $700,000 and $400,000, respectively.

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

     As shown below, earned premiums made up most of the PROPERTY AND CASUALTY INSURANCE segment revenues. Premiums are earned pro-rata throughout the year according to the coverage dates of the underlying policies:

                         PROPERTY AND CASUALTY INSURANCE

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                               1999            1998
                                                                              -----           -----
                                                                                  (In millions)
          P & C Insurance Revenues (Charges):
               Earned Premiums - Sequoia                                      $ 4.3           $ 4.6
               Earned Premiums - Citation                                       4.3             4.6
               Investment Income                                                1.1             1.3
               Realized Investment Gains (Losses)                              (0.2)            0.1
               Other                                                            0.2             0.1
                                                                              -----           -----
                    Total P&C Insurance Revenues                              $ 9.7           $10.7
                                                                              =====           =====

          P & C Insurance Income (Loss) Before Taxes:
              Sequoia Insurance Company                                       $ 0.1           $(0.3)
              Citation Insurance Company                                        0.1            (0.1)
                                                                              -----           -----
                    Total P&C insurance Income (Loss) Before Taxes            $ 0.2           $(0.4)
                                                                              =====           =====

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
                                                   =====             =====

     The following schedule shows Sequoia's losses, LAE and insurance operating expenses as percentages of earned premiums:

                            SEQUOIA INSURANCE COMPANY

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   1999              1998
                                                   -----             -----
                                                        (GAAP Basis)
          Loss and LAE Ratio                        66.8%             83.1%
          Expense Ratio                             42.9%             41.2%
                                                   -----             -----
               Loss and Expense Ratio              109.7%            124.3%
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

     Revenues and pre-tax income or loss from MEDICAL PROFESSIONAL LIABILITY INSURANCE operations included the following:

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                            1999              1998
                                                            -----             -----
                                                                 (in millions)
          MPL Revenues:
             Investment Income, Net of Expenses               0.5             $ 0.7
                                                            -----             -----
               MPL Revenues                                 $ 0.5             $ 0.7
                                                            =====             =====
          MPL Loss Before Tax:                              $(0.5)            $(0.1)
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

                     MPL INSURANCE -- LOSS AND LAE RESERVES

                                             March 31,      December 31,
                                               1999             1998
                                             ---------      ------------
                                                   (in millions)
          Direct Reserves                     $ 94.9           $ 97.1
          Ceded Reserves                       (27.7)           (27.7)
          Discount of Net Reserves              (8.0)            (8.5)
                                              ------           ------
               Net MPL Reserves               $ 59.2           $ 60.9
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

     Revenues (charges) and pre-tax losses from other operations are summarized below:

                                OTHER OPERATIONS

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                  1999             1998
                                                                  -----            -----
                                                                     (in millions)
          Revenues (Charges) from Other Operations:
            Investment Management Services                        $ 0.2            $ 0.3
              Less: Intercompany Portfolio Mgmt. Charges           (0.1)            (0.1)
            Other                                                   0.1
                                                                  -----            -----
                    Revenues from Other Operations                $ 0.2            $ 0.2
                                                                  =====            =====

          Other Operations-Loss Before Tax:
            Intercompany Portfolio Mgmt. Charges                   (0.1)            (0.1)
                                                                  -----            -----
                    Other Operations-Loss Before Tax              $(0.1)           $(0.1)
                                                                  =====            =====

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

     Cash flow from investing activities used $14.6 million during the first three months of 1999 compared to $6.8 million of cash provided during 1998. During the first quarter of 1999, the Company purchased an additional 5.9 million shares of Australian Oil and Gas for $6.3 million, increasing its ownership to approximately 14.9%. In addition, 70,000 shares of Jungfraubahn Holding AG were purchased for $10.8 million. This acquisition was financed with $3.7 million in cash and $7.1 million of borrowings. The sale and maturity of investments provided $6.6 million during the 1999 quarter. Cash provided by investing activities during the first quarter of 1998 included proceeds from the sale of investments of $10.2 million offset by purchases of surface, water and mineral rights of $1.8 million.

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

     Vidler will fund its commitment under its agreement with Semitropic for water storage (see Note 5.). The $2.3 million payment, due in November is required annually through the year 2008. In addition, the Company is committed to maintaining Sequoia's capital and statutory policyholder surplus at a minimum of $7.5 million. At March 31, 1999, Sequoia was well above this level. The Company is also committed to maintaining Sequoia's Best Rating at or above the "B++" (Very Good) level, which may at some time in the future require additional capital infusions into Sequoia.

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

     If we choose to develop a water asset, we face the risks of delays or unexpected increases in the cost of development and construction. These risks may result from slower growth in local economies, poor performance of local industries, higher interest rates, strikes, bad weather, material shortages, or increases in material and labor costs.

     As we proceed with the development of our properties, including related infrastructure, we will be required to satisfy various regulatory authorities that we are in compliance with the laws, regulations and policies enforced by them. In addition, there can be no assurance that additional federal and state laws and regulations will not be imposed in the future.

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

OUR COMMON STOCK PRICE MAY BE LOW WHEN YOU WANT TO SELL YOUR SHARES

     The trading price of our common stock has historically been, and is expected to be, subject to fluctuations. The market price of the common stock may be significantly impacted by:

          -    quarterly variations in financial performance;
          - shortfalls in revenue or earnings from levels forecast by securities analysts;
          -    changes in estimates by such analysts;
          -    product introductions;
          - our competitors' announcements of extraordinary events such as acquisitions;
          -    litigation; and
          -    general economic conditions.

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

WE MAY NOT BE ABLE TO RETAIN KEY MANAGEMENT PERSONNEL WE NEED TO SUCCEED, WHICH COULD CAUSE OUT FINANCIAL CONDITION TO SUFFER

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The Company's bank debt is short-term in nature as the Company generally secures rates for periods of approximately one to three years and therefore approximates fair value. At March 31, 1999, the Company had $31.5 million of fixed maturity securities and mortgage loans, $85.7 million of marketable equity securities that were subject to market risk, and $38.6 million of investments denominated in foreign currencies, primarily Swiss francs. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

     The Company uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage loans, the Company uses duration modeling to calculate changes in fair value. For its marketable securities the Company uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies the Company uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of a securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $300,000 for a 100 basis point decline in interest rates on its fixed securities and mortgage loans. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produced a loss in fair value of $15.1 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of the Company's foreign denominated investments produced a loss of $6.2 million that would impact the unrealized appreciation and foreign currency translation in shareholders' equity.

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

                                PICO HOLDINGS, INC.

Dated: January 27, 2000         By:   /s/  Gary W. Burchfield
                                    ------------------------------------
                                    Gary W. Burchfield
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

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