Form 10-Q/A
period 1999-06-30
PICO HOLDINGS INC /NEW
filed 2000-01-27
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)


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

               For the Transition Period from ________________ to

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

                               PICO HOLDINGS, INC.

                                   FORM 10-Q/A

                                TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------

PART I:  FINANCIAL INFORMATION

        Item 1:   Financial Statements

                  Consolidated Balance Sheets as of                                       3
                  June 30, 1999 (As Restated) and December 31, 1998

                  Consolidated Statements of Operations                                   4
                  for the Three and Six Months Ended June 30, 1999 and 1998
                  (As Restated)

                  Consolidated Statements of Cash Flows for                               5
                  the Six Months Ended June 30, 1999 and 1998 (As Restated)

                  Notes to Consolidated Financial Statements (As Restated)                6

        Item 2:   Management's Discussion and Analysis of Financial                      15
                  Condition and Results of Operations (As Restated)

        Item 3:   Quantitative and Qualitative Disclosure About Market Risk              34



PART II:  OTHER INFORMATION

        Item 4:   Submission of Matters to a Vote of Security Holders                    35

        Item 6:   Exhibits and Reports on Form 8-K                                       35

        Signature                                                                        36

PART I: FINANCIAL INFORMATION
ITEM I: FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                       June 30,          December 31,
                                                                                         1999                1998
                                                                                     -------------       -------------
                                                                                      (Unaudited)
                                                                                     (AS RESTATED,
                                                                                      See Note 8)
                                     ASSETS
Investments                                                                          $ 143,701,881       $ 116,411,780
Cash and cash equivalents                                                               55,637,620          71,654,196
Accrued investment income                                                                  983,917           1,295,550
Premiums and other receivables, net                                                     10,077,526          10,414,017
Reinsurance receivables                                                                 58,436,280          55,624,830
Prepaid deposits and reinsurance premiums                                                1,306,581           2,187,387
Deferred policy acquisition costs                                                        5,098,212           5,548,634
Surface, water, geothermal and mineral rights                                          114,782,977         116,653,211
Property and equipment, net                                                              1,449,648           1,851,502
Income taxes receivable                                                                  4,133,384           6,522,454
Other assets                                                                             7,010,462           7,011,957
                                                                                     -------------       -------------
         Total assets                                                                $ 402,618,488       $ 395,175,518
                                                                                     =============       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses, net of discount                          $ 146,022,492       $ 155,020,696
Unearned premiums                                                                       18,101,299          20,804,432
Reinsurance balance payable                                                             12,793,054          12,068,890
Deferred gain on retroactive reinsurance                                                 1,800,994           1,800,994
Other liabilities                                                                        8,657,371          11,402,000
Bank and other borrowings                                                               12,732,435           8,966,707
Deferred income taxes                                                                    5,581,988           7,185,656
Excess of fair value of net assets acquired over purchase price                          4,212,558           4,496,551
                                                                                     -------------       -------------
       Total liabilities                                                               209,902,191         221,745,926
                                                                                     -------------       -------------
Commitments and Contingencies (Note 5)


Preferred stock, $.01 par value, authorized 2,000,000 shares, none issued
Common stock, $.001 par value; authorized 100,000,000 shares, issued and
   outstanding 13,448,533 at June 30, 1999 and 13,328,770 at December 31, 1998              13,449              13,329
Additional paid-in capital                                                             186,004,827         183,154,588
Retained earnings                                                                       80,964,133          75,504,882
Accumulated other comprehensive loss                                                     3,563,523          (7,705,165)
Treasury stock, at cost (4,394,127 common shares in 1999 and 4,380,780 in 1998)        (77,829,635)        (77,538,042)
                                                                                     -------------       -------------
         Total shareholders' equity                                                    192,716,297         173,429,592
                                                                                     -------------       -------------
                 Total liabilities and shareholders' equity                          $ 402,618,488       $ 395,175,518
                                                                                     =============       =============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three Months Ended June 30,    Six Months Ended June 30,
                                                                       ---------------------------   ---------------------------
                                                                           1999           1998           1999            1998
                                                                       ------------   ------------   ------------   ------------
                                                                                       (AS RESTATED, See Note 8)
Revenues:
     Premium income                                                    $  8,526,934   $  8,455,012   $ 17,081,908   $ 17,593,463
     Net investment income                                                1,258,276      1,805,005      3,172,630      4,368,918
     Net realized gain on investments                                     3,115,975      1,970,236      2,771,580      2,569,679
     Other income                                                         1,626,887      1,423,978      2,011,890      2,044,476
                                                                       ------------   ------------   ------------   ------------
             Total revenues                                              14,528,072     13,654,231     25,038,008     26,576,536
                                                                       ------------   ------------   ------------   ------------

Expenses:
     Loss and loss adjustment expenses                                    5,575,576      5,666,837     12,091,602     13,661,078
     Insurance underwriting and other expenses                            6,966,283      6,522,032     13,464,747     12,512,378
                                                                       ------------   ------------   ------------   ------------
              Total expenses                                             12,541,859     12,188,869     25,556,349     26,173,456
                                                                       ------------   ------------   ------------   ------------
     Equity in loss of unconsolidated affiliates                           (444,285)      (489,702)      (805,577)    (1,003,123)
                                                                       ------------   ------------   ------------   ------------
        Income (loss) from continuing operations before
             income taxes and minority interest                           1,541,928        975,660     (1,323,918)      (600,043)
     Provision (benefit) for federal, foreign and state income taxes     (5,863,807)      (353,249)    (6,340,929)       504,560
                                                                       ------------   ------------   ------------   ------------
     Income (loss) from continuing operations before minority interest    7,405,735      1,328,909      5,017,011     (1,104,603)
     Minority interest in (income) loss of subsidiary                                     (498,524)                      206,116
                                                                       ------------   ------------   ------------   ------------
         Income (loss) from continuing operations                         7,405,735        830,385      5,017,011       (898,487)
     Income from discontinued operations, net of income tax
         provision of $35,000 and $44,000 for the three and six
         months of 1998, respectively                                                      103,367                       154,622
                                                                       ------------   ------------   ------------   ------------
     Income (loss)  before extraordinary gain                             7,405,735        933,752      5,017,011       (743,865)

     Extraordinary gain, net of income tax expense of $227,821              442,240                       442,240
                                                                       ------------   ------------   ------------   ------------

Net income (loss)                                                      $  7,847,975   $    933,752   $  5,459,251   $   (743,865)
                                                                       ============   ============   ============   ============

    Net income (loss) per common share - basic:
             Continuing operations                                     $       0.83   $       0.14   $       0.56   ($      0.14)
             Discontinued operations                                                          0.02                          0.02
             Extraordinary gain                                                0.05                          0.05
                                                                       ------------   ------------   ------------   ------------
                 Net income (loss) per common share                    $       0.88   $       0.16   $       0.61   ($      0.12)
                                                                       ============   ============   ============   ============
                 Weighted average shares outstanding                      8,938,693      6,019,817      8,942,550      6,302,401
                                                                       ============   ============   ============   ============

    Net income (loss) per common share - diluted:
             Continuing operations                                     $       0.78   $       0.13   $       0.52   ($      0.14)
             Discontinued operations                                                          0.02                          0.02
             Extraordinary gain                                                0.05                          0.05
                                                                       ------------   ------------   ------------   ------------
                 Net income (loss) per common share                    $       0.83   $       0.15   $       0.57   ($      0.12)
                                                                       ============   ============   ============   ============
                 Weighted average shares outstanding                      9,458,320      6,254,573      9,564,012      6,302,401
                                                                       ============   ============   ============   ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six Months Ended June 30,
                                                                     ------------------------------
                                                                        1999               1998
                                                                     ------------      ------------
                                                                       (AS RESTATED, See Note 8)
OPERATING ACTIVITIES
       Net cash used in operating activities                         $(16,776,599)     $(2,963,657)
                                                                     ------------      -----------

INVESTING ACTIVITIES:
       Purchases of investments                                       (22,159,500)      (9,176,347)
       Proceeds from sale of investments                               10,317,103       14,409,318
       Proceeds from maturity of investments                            2,065,669           25,000
       Proceeds from the sale of real estate                            2,741,980           92,375
       Proceeds from the sale of property and equipment                                     11,048
       Purchases of property and equipment                                (71,639)        (302,037)
       Advances to affiliate                                             (571,817)        (476,677)
       Purchases of surface, water and mineral rights                    (897,547)        (934,287)
       Other investing activities, net                                                  (2,230,902)
                                                                     ------------      -----------
             Net cash provided by (used in) investing activities       (8,575,751)       1,417,491
                                                                     ------------      -----------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                          6,704,451
      Proceeds from exercise of warrants                                2,850,359
      Purchase of treasury stock                                         (291,593)
                                                                     ------------      -----------
             Net cash provided by financing activities                  9,263,217
                                                                     ------------      -----------

Effect of exchange rate changes on cash                                    72,557         (456,308)
                                                                     ------------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (16,016,576)      (2,002,474)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         71,654,196       56,435,786
                                                                     ------------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 55,637,620      $54,433,312
                                                                     ============      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for:
          Income taxes                                                                 $   440,000
                                                                                       ===========
          Interest                                                   $    241,000
                                                                     ============
Non-Cash Investing and Financing Activities:
          Borrowings settled in exchange for land deed               $  5,000,000
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

        These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations and Risks and Uncertainties contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 as filed with the SEC. See Note 8 "Restatement of Previously Reported Financial Information."

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

         Following is an unaudited summary of APL's stand alone financial results for the three and six months ended June 30, 1998 included in the statements of operations as discontinued operations:


                                       Three              Six
                                    Months Ended      Months Ended
                                   June 30, 1998     June 30, 1998
                                   -------------     -------------
Total revenues                     $   2,197,142     $   4,360,121
Income before taxes                      138,367           198,622
Net income                               103,367           154,622
Net income per share - diluted     $        0.02     $        0.02

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

                                                     Three Months Ended June 30,      Six Months Ended June 30,
                                                     ---------------------------     ---------------------------
                                                        1999            1998            1999            1998
                                                     -----------     -----------     -----------     -----------
Net income (loss)                                    $ 7,847,975     $   933,752     $ 5,459,251     $  (743,865)
                                                     ===========     ===========     ===========     ===========
Basic earnings (loss) per share                      $      0.88     $      0.16     $      0.61     $     (0.12)
                                                     ===========     ===========     ===========     ===========
Basic weighted average common shares outstanding       8,938,693       6,019,817       8,942,550       6,302,401
Options                                                  519,627         234,756         621,462
                                                     -----------     -----------     -----------     -----------
Diluted weighted average common and
  common equivalent shares outstanding                 9,458,320       6,254,573       9,564,012       6,302,401
                                                     ===========     ===========     ===========     ===========
Diluted earnings (loss) per share                    $      0.83     $      0.15     $      0.57     $     (0.12)
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

         The components of comprehensive income (loss) are as follows:

                                                          Three Months Ended June 30,          Six Months Ended June 30,
                                                         ------------------------------      -----------------------------
                                                             1999              1998              1999             1998
                                                         ------------      ------------      ------------     ------------
Comprehensive income (loss):
  Net income (loss)                                      $  7,847,975      $ 933,752         $ 5,459,251      $  (743,865)
  Net change in unrealized appreciation (depreciation)
    on available for sale investments                     (10,657,503)       438,627           9,718,599         (529,116)
  Net change in foreign currency translation                 (442,243)      (835,495)          1,550,089       (1,033,275)
                                                         ------------      ---------         -----------      -----------
Total comprehensive income (loss)                        $ (3,251,771)     $ 536,884         $16,727,939      $(2,306,256)
                                                         ============      =========         ===========      ===========

        Comprehensive income (loss) is net of deferred income tax benefits of $5.5 million and deferred income tax expense of $5 million for the three and six months ended June 30, 1999, respectively, and deferred income tax expense of $226,000 and a deferred income tax benefit of $273,000 for the three and six months ended June 30, 1998, respectively.

        The components of accumulated comprehensive income (loss) are as follows:

                                                June 30,      December 31,
                                                1999             1998
                                             -----------      ------------
Accumulated other comprehensive loss:
  Unrealized appreciation (depreciation)
    on available for sale investments        $ 7,206,812      $(2,511,787)
  Foreign currency translation                (3,643,289)      (5,193,378)
                                             -----------      -----------
Accumulated other comprehensive loss         $ 3,563,523      $(7,705,165)
                                             ===========      ===========


        The components of accumulated comprehensive income (loss) are net of deferred income tax expense of $3.7 million at June 30, 1999 and a deferred income tax benefit of $1.3 million at December 31, 1998.

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

        The following is a detail of revenues by segment from continuing operations:

                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                  ---------------------------     ---------------------------
                                                     1999            1998            1999            1998
                                                  -----------     -----------     -----------     -----------
Investment Operations                             $ 2,932,847     $ 1,922,297     $ 2,657,846     $ 3,009,499
Surface, Water and Mineral  Rights                    875,941         407,764       1,241,784         578,595
Property and Casualty Insurance                     9,917,556      10,316,051      19,665,479      21,107,560
Medical Professional Liability Insurance              634,485         489,373       1,182,565       1,189,617
Other Operations                                      167,243         518,746         290,334         691,265
                                                  -----------     -----------     -----------     -----------
         Total Revenues-Continuing Operations     $14,528,072     $13,654,231     $25,038,008     $26,576,536
                                                  ===========     ===========     ===========     ===========

        The following is a detail of segment income (loss) from continuing operations before income taxes and minority interest:

                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                      ----------------------------      ----------------------------
                                                         1999             1998             1999             1998
                                                      -----------      -----------      -----------      -----------
Investment Operations                                 $ 1,492,960      $   166,729      $  (371,024)     $  (416,527)
Surface, Water and Mineral Rights                        (758,736)        (304,408)      (1,455,864)        (740,644)
Property and Casualty Insurance                         1,111,293        1,414,666        1,346,001        1,010,755
Medical Professional Liability Insurance                 (208,350)        (353,943)        (693,986)        (426,194)
Other Operations                                          (95,239)          52,616         (149,045)         (27,433)
                                                      -----------      -----------      -----------      -----------
 Income (Loss) Before Taxes and Minority Interest     $ 1,541,928      $   975,660      $(1,323,918)     $  (600,043)
                                                      ===========      ===========      ===========      ===========

8.  RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION


        In response to a review by the staff of the United States Securities and Exchange Commission in connection with the Company's Form S-3 registration statement and changes in tax legislation, the Company has restated previously issued financial statements to:

        1. Change its accounting for its investment in Hyperfeed Technologies, Inc. ("Hyperfeed") to: (i) reflect the adoption of equity accounting for PICO's investment in HyperFeed, (ii) value Hyperfeed common stock warrants at estimated fair value and (iii) record the carrying value of Hyperfeed common stock warrants;

        2. To reverse previously recorded investment revenue related to real estate development projects to the appropriate prior periods;

        3. Amortize a portion of the deferred lease payment relating to the Semitropic water storage facility;

        4. Change the presentation of interest forgiven to reflect the amount as extraordinary gain, net of taxes; and

        5. Record a deferred federal income tax benefit from tax loss carryforwards based upon a change in tax legislation.

          The Company's consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 and for the three months ended March 31, 1999 and 1998 and for the three and six months ended June 30, 1999 and 1998 have been restated from amounts previously reported.

Presented in the table below are the effects of the restatement on previously reported information as of and for the three and six months ended June 30, 1999 and 1998:

                                                         Three Months Ended                Three Months Ended
                                                           June 30, 1999                      June 30, 1998
                                                -------------------------------     -------------------------------
                                                As Previously                       As Previously
                                                   Reported        As Restated         Reported        As Restated
                                                -------------      ------------     -------------      ------------
Total revenues                                   $ 14,528,072      $ 14,528,072      $ 13,654,231      $ 13,654,231
Total expenses                                     11,705,131        12,541,859        12,187,942        12,188,869
Equity in loss of unconsolidated
  affiliates                                         (404,630)         (444,285)         (284,428)         (489,702)
                                                 ------------      ------------      ------------      ------------
Income from continuing operations
  before income taxes and  minority interest        2,418,311         1,541,928         1,181,861           975,660
Provision (benefit) for taxes                         831,654        (5,863,807)         (296,152)         (353,249)
                                                 ------------      ------------      ------------      ------------
Income from continuing operations
  before minority interest                          1,586,657         7,405,735         1,478,013         1,328,909
Minority interest                                                                        (499,118)         (498,524)
                                                 ------------      ------------      ------------      ------------
Income from continuing
  operations                                        1,586,657         7,405,735           978,895           830,385
Discontinued operations                                                                   103,367           103,367
                                                 ------------      ------------      ------------      ------------
Income before extraordinary gain                    1,586,657         7,405,735         1,082,262           933,752
Extraordinary gain, net of tax                                          442,240
                                                 ------------      ------------      ------------      ------------
Net income                                       $  1,586,657      $  7,847,975      $  1,082,262      $    933,752
                                                 ============      ============      ============      ============

Net Income per share - basic                     $       0.18      $       0.88      $       0.18      $       0.16
                                                 ============      ============      ============      ============
Net Income per share - diluted                   $       0.17      $       0.83      $       0.17      $       0.15
                                                 ============      ============      ============      ============

The following presents the effects of the restatements on net income (loss), for the six months ended June 30, 1999 and 1998:

                                                        Six Months Ended                   Six Months Ended
                                                          June 30, 1999                      June 30, 1998
                                                -------------------------------     -------------------------------
                                                As Previously                       As Previously
                                                  Reported          As Restated       Reported         As Restated
                                                -------------      ------------     -------------      ------------
Total revenues                                   $ 25,038,008      $ 25,038,008      $ 27,388,298      $ 26,576,536
Total expenses                                     24,552,954        25,556,349        26,177,702        26,173,456
Equity in loss of unconsolidated affiliates          (624,517)         (805,577)         (486,821)       (1,003,123)
                                                 ------------      ------------      ------------      ------------
Income (loss) from continuing operations
  before income taxes and  minority interest         (139,463)       (1,323,918)          723,775          (600,043)
Provision (benefit) for taxes                         404,597        (6,340,929)          929,638           504,560
                                                 ------------      ------------      ------------      ------------
Income from continuing operations
  before minority interest                           (544,060)        5,017,011          (205,863)       (1,104,603)
Minority interest                                                                         206,116           206,116
                                                 ------------      ------------      ------------      ------------
Income (loss) from continuing operations             (544,060)        5,017,011               253          (898,487)
Discontinued operations                                                                   154,622           154,622
                                                 ------------      ------------      ------------      ------------
Income (loss) before
  extraordinary gain                                 (544,060)        5,017,011           154,875          (743,865)
Extraordinary gain, net of tax                                          442,240
                                                 ------------      ------------      ------------      ------------
Net income (loss)                                $   (544,060)     $  5,459,251      $    154,875      $   (743,865)
                                                 ============      ============      ============      ============

Net income (loss) per share - basic              $      (0.06)     $       0.61      $       0.02      $      (0.12)
                                                 ============      ============      ============      ============
Net income (loss) per share - diluted            $      (0.06)     $       0.57      $       0.02      $      (0.12)
                                                 ============      ============      ============      ============

The following presents the effects of the restatements on the consolidated balance sheet as of June 30, 1999:


                                               June 30, 1999
                                      ------------------------------
                                      As Previously
                                         Reported        As Restated
                                      -------------     ------------
Investments                            $137,187,677     $143,701,881
Total assets                           $396,437,618     $402,618,488

Deferred tax liabilities               $  9,645,476     $  5,581,988
Total liabilities                      $213,965,679     $209,902,191

Unrealized gain (loss), net of tax     $  1,907,673     $  7,206,812
Retained earnings                      $ 76,018,914     $ 80,964,133
Total shareholders' equity             $182,471,939     $192,716,297


(1)     ACCOUNTING FOR INVESTMENT IN HYPERFEED

        For the three months ended June 30, 1999 and 1998 the Company recorded equity in losses of $40,000 and $207,000, respectively. For the six months ended June 30, 1999 and 1998 the Company recorded equity in losses of $181,000 and $516,000, respectively. Equity in losses reflect the before tax effect of PICO's share of the losses of Hyperfeed based on the combination of the common stock and preferred stock ownership percentage in 1999 and 1998 (the preferred stock was acquired on December 18, 1998 and PICO's losses from that date forward were based on the combined percentage), amortization of goodwill based on a straight line, ten year amortization period, and any dilution gains or losses that arise from third party capital infusions in Hyperfeed.

        For the three months ended June 30, 1999 the individual components of the above were PICO's share of the losses of Hyperfeed of $765,000, amortization of goodwill of $161,000 and dilution gains of $886,000. For the three months ended June 30, 1998, PICO's share of the loss of Hyperfeed was $265,000, amortization of goodwill was $37,000 and dilution gains were $95,000. For the six months ended June 30, 1999 the individual components of the above are PICO's share of the losses of Hyperfeed of $1 million, amortization of goodwill of $322,000 and dilution gains of $1.2 million. For the six months ended June 30, 1998, PICO's share of the loss of Hyperfeed was $540,000, amortization of goodwill was $74,000 and dilution gains were $97,000.

        At June 30, 1999 and December 31, 1998, the investment in Hyperfeed consisted of 2,370,000 shares of common stock (representing 16.7% of the common shares outstanding) and 4,786,547 shares of voting convertible preferred stock, representing a 24% diluted voting interest and an additional 4,055,195 common stock warrants, which, on a diluted basis, would represent an additional 17% voting interest. The common and preferred stock are presented using the equity method of accounting for investments in common stock as prescribed by Accounting Principles Board No. 18, and have a combined carrying value of $4.7 and $4.9 million at June 30, 1999 and December 31, 1998, respectively. The difference between the carrying value of the investment and the underlying equity in the net assets or liabilities of Hyperfeed is considered goodwill and is being amortized over 10 years on a straight line basis. At June 30, 1999 and December 31, 1998, the common stock warrants are carried at an estimated fair value using the Black Scholes option pricing model of $26 million and $6.1 million, respectively, with an unrealized gain net of deferred income tax liability of $14.4 million and $1.3 million, respectively. The Black Scholes pricing model incorporates assumptions in calculating an estimated fair value. The following assumptions were used in the computations: no dividend yield for all years; a risk-free interest rates ranging from 5% to 6%; a two year expected life; and a historical 4 year cumulative volatility of 133%. The market value of the common shares and preferred shares based on the June 30, 1999 closing price of Hyperfeed common stock is approximately $17.5 million, and $35.3 million, respectively. The market value of the common shares and preferred shares based on the December 31, 1998 closing price of Hyperfeed common stock is approximately $5 million, and $10.2 million, respectively.

    (2)  ACCOUNTING FOR CAPITALIZED INTEREST

        In 1995, Raven Development Company ("Raven"), a wholly owned subsidiary, began the orderly withdrawal from the real estate development business through the sale of its remaining land and improved residential lots in Ohio. Over the course of a number of years, affiliated companies made loans to Raven for the purchase of land and the development of infrastructure. Raven capitalized the interest cost on a stand-alone basis and the affiliated companies recorded interest income. In consolidation, the affiliated companies annually recorded an entry to reverse the effects of the interest income and the capitalized interest. However, the capitalized interest cost was allocated to each lot sold by Raven and became part of the cost of sales. The elimination of the interest component of cost of sales was not made in consolidation and, as a result, a credit remained in the capitalized interest account. In the first quarter of 1998, as the last of Raven's lots were sold, the cost of lots sold was adjusted to reverse the cumulative credit in the capitalized interest account, resulting in an adjustment to investment income of approximately $800,000. The financial statements for the three and six months ended June 30, 1998 have been restated to reflect the elimination of the interest expense component of the cost of land sold. The impact of this restatement reduced revenues by $812,000 and net income by $533,000 for the six months ended June 30, 1998. Income in 1999 and shareholders' equity at June 30, 1999 and December 31, 1998 were unaffected.



    (3)  ACCOUNTING FOR DEFERRED LEASE PAYMENTS RELATED TO SEMITROPIC WATER
         STORAGE

        Vidler entered into an operating lease for the use of the Semitropic Water Storage facility. The lease is payable over 10 years and allows Vidler to operate the asset for 35 years. Revenue will be generated from the asset through the recharge, storage and recovery of water.

        The lease payments were previously treated as prepaid lease amounts to be amortized on a straight-line basis over the remaining estimated useful life of the asset, which is the term of the lease contract. It was the Company's initial assessment that the recharge component of the facility was not operational at December 31, 1998 and throughout the nine months ended September 30, 1999. It was originally determined that the facility would not be operational and available for its intended use until the completion of the recharge/farming season which occurred one year after the lease commenced. It was the Company's intention to begin amortization in the fourth quarter of 1999 consistent with the Company's interpretation of SFAS No. 34. Further consideration of the facts and in the absence of authoritative guidance interpreting when the facility was available for its intended use in this unique industry caused the Company to reconsider the treatment. . The Company now believes it is appropriate to begin amortization in the period in which Vidler had its first opportunity to put water in storage which was January 1999. Accordingly, the amortization has been recorded beginning January 1, 1999 and the quarterly financial statements for the three months ended March 31, 1999 have been amended to reflect amortization of the lease payments. The effect on income, pre-tax is $166,667 for the three months ended June 30, 1999 and $333,334 for the six months ended June 30, 1999.


    (4)  ACCOUNTING FOR EXTRAORDINARY GAIN

      In April 1999, Nevada Land & Resource Company, LLC settled $5 million of outstanding borrowings by exchanging the particular land deed, which was collateral for the note. As a result of this settlement the Company recognized a $670,000 gain because accrued interest was forgiven. The amount, net of tax of $228,000, was presented as a reduction in expenses in the previously filed 10-Q. The presentation has been restated to reflect this amount as extraordinary gain, net of taxes for the three and six months ended June 30, 1999.

    (5)  ACCOUNTING FOR CHANGES IN TAX LEGISLATION

        During June 1999, the Internal Revenue Service issued final legislative regulations that allow the Company to use net operating loss carryforwards of an acquired company to offset the taxable income arising in any company within the consolidated tax returns of the PICO Holdings group. These loss carryforwards were previously restricted for use against taxable income of the specific entity in which the losses arose. Due to the uncertainty surrounding the realization of these deferred tax assets, the Company had recorded a valuation allowance. As a result of the issuance of these regulations, the Company has reevaluated the future recovery of this asset and has determined that the valuation allowance is no longer required. Consequently, the Company reevaluated the need for the valuation allowance, and as a result recorded a deferred income tax benefit of $6.5 million in the statement of operations.

        The Company determined that the income tax benefit resulting from these tax regulations should have been reflected in the period of enactment. Accordingly, the Company has restated the results for the three and six months ended June 30, 1999.

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

RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

    In response to a review by the staff of the United States Securities and Exchange Commission in connection with the Company's Form S-3 registration statement and changes in income tax legislation, the Company has restated previously issued financial statements to change its accounting for its investment in Hyperfeed Technologies, Inc. ("Hyperfeed"), to (i) reflect the adoption of equity accounting for PICO's investment in Hyperfeed (ii) value Hyperfeed common stock warrants at estimated fair value and (iii) record the carrying value of Hyperfeed common stock warrants received as consideration for extending the due date on outstanding loans as interest income during 1997. The previous financial statements presented the investment in Hyperfeed common stock at market value and the preferred stock and warrants received in 1998 as a result of the debt conversion at cost. Additionally, the financial statements have been restated from amounts previously reported to account for changes in tax legislation, reverse previously recorded 1998 investment revenue related to real estate development projects, to the appropriate prior period, to change the presentation of interest forgiven to reflect the amount as extraordinary gain, net of taxes, and to amortize a portion of the deferred lease payment relating to the Semitropic water storage facility. Consequently, the Company's consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 and for the three months ended March 31, 1999 and 1998 and for the three and six months ended June 30, 1999 and 1998 have been restated from amounts previously reported. The effects of the restatement have been presented in Note 8 and have been reflected herein.

RESULTS OF OPERATIONS -- THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

SUMMARY

   PICO Holdings, Inc. and consolidated subsidiaries reported net income of $7.8 million, or $0.88 per share, for the quarter ended June 30, 1999, compared to income of $934,000, or $0.16 per share, during the second quarter of 1998. For the six month period ended June 30, 1999, PICO reported net income of $5.5 million, or $0.61 per share, compared to a net loss of $744,000, or $0.12 per share, during the first half of 1998. Per share amounts are stated as "basic" earnings per share.

   Shareholders' equity at June 30, 1999 was $192.7 million, up $19.3 million over December 31, 1998. Book value per share calculated on an undiluted basis as of June 30, 1999 was $21.28 per share, up $1.90 per share from year-end 1998. These increases in shareholders' equity and book value per share resulted primarily from (1) a $9.7 million improvement in unrealized appreciation of investments, net of income tax, (2) net income of $5.5 million, (3)a $1.5 million improvement in the Company's foreign currency translation adjustment in shareholders' equity principally as a result of the strength of the Swiss franc relative to the U.S. dollar, and (4) nearly $2.9 million in paid-in capital from the exercise by warrant holders of approximately 120,000 PICO common stock warrants at $23.80 per share. These increases were partially offset by $292,000 in costs from the purchase of treasury stock. The $9.7 million appreciation of the Company's investment portfolio principally relates to its investment in Hyperfeed common stock warrants which are convertible into Hyperfeed common stock, valued at the estimated fair value using the Black Scholes option-pricing model.

   The $7.8 million net income for the second quarter of 1999 included $223,000 of income from Nevada Land & Resource Company, LLC ("NLRC"), compared to a $203,000 loss in 1998; $876,000 from PICO's property and casualty ("P&C") insurance operations, compared to $426,000 in income in 1998, $882,000 from investment operations, compared to $171,000 in 1998; and $6.5 million in deferred tax benefits due to recent changes in tax legislation (See Note 8, "Restatement of Previously Reported Financial Information"). These amounts were partially offset by $925,000 in losses from water rights operations, compared to a $103,000 loss in 1998, and a $193,000 loss from the runoff of medical professional liability ("MPL") insurance operations, compared to an $89,000 loss in 1998. Included in these amounts were $3.1 million in realized investment gains in 1999 and $2.0 million in 1998. The $426,000 improvement in NLRC's results was primarily due to increased land sales and other operating income.. Increased project costs and non-capitalizable interest expense were principally responsible for the additional losses incurred by PICO's water rights operations.

   The $5.5 million net income recorded in the first half of 1999 included $155,000 in income from NLRC, versus a $398,000 loss in 1998, $976,000 from P&C operations, compared to $775,000 in 1998; and a $6.5 million deferred tax benefit due to recent changes in tax legislation (See Note 8, "Restatement of Previously Reported Financial Information"). This income was partially offset by losses of $1.5 million from water rights operations, compared to a $343,000 loss in 1998; $576,000 from investment operations compared to $71,000 of income in 1998; $592,000 from MPL operations, compared to a $207,000 loss in 1998 and $130,000 from other operations, compared to a $58,000 loss in 1998.

   Second quarter 1999 and 1998 revenues were $14.5 million and $13.7 million, respectively. Second quarter 1999 revenues included $3.1 million in realized investment gains compared to $2.0 million in 1998. Investment income for the second quarter was $1.3 million, down $547,000 from that of the 1998 second quarter, largely due to lower interest rates and a reduced level of fixed income securities. P&C premium income was slightly higher than that of the 1998 second quarter. Revenues for the first half of 1999 were $25.0 million versus $26.6 million in 1998. Reduced investment income, which was $3.2 million during the first six months of 1999 compared to $4.4 million in 1998, accounted for nearly all this difference in revenues. The 1999 six months results included realized investment gains of $2.8 million compared to $2.6 million in 1998.

   Expenses for the second quarter and first six months of 1999 were $12.5 million and $25.6 million, respectively. These amounts compare to $12.2 million and $26.2 million, respectively, during the same periods of 1998. These expense reductions primarily relate to decreases in expenses of the insurance operations. P&C expenses included strengthening of reserves of approximately $400,000 and $627,000 for the 1999 second quarter and the first six months, respectively, based upon claims experience in the artisan-contractor insurance coverage previously provided by Citation.

     The loss before taxes for the first six months of 1999 and 1998 included losses from PICO's investments of its unconsolidated affiliates of $806,000 and $1 million, respectively. PICO's equity in Hyperfeed losses, amortization of goodwill and dilution gains before taxes included in these amounts produced combined losses of $181,000 and $516,000 for the first half of 1999 and 1998, respectively. Dilution gains included in these amounts were $1.2 million and $97,000, respectively. (See Footnote 8, "Restatement of Previously Reported Financial Information"). The loss before taxes for the second quarters of 1999 and 1998 included losses from PICO's share of the losses of its unconsolidated affiliates of $444,000 and $490,000, respectively. PICO's equity in Hyperfeed losses, amortization of goodwill and dilution gains before taxes included in these amounts produced combined losses of $40,000 and $206,000 for the second quarters of 1999 and 1998, respectively. Dilution gains included in these amounts were $886,000 and $95,000, respectively. These dilution gains for the three and six months principally resulted from Hyperfeed issuing common stock to third parties from the exercise of common stock warrants. In the event that Hyperfeed records any capital transactions in the future, PICO could realize additional dilution gains or losses.

   Total assets of $402.6 million at June 30, 1999 increased over the $395.2 million at December 31, 1998 principally as a result of the unrealized appreciation of Hyperfeed common stock warrants. Liabilities decreased $11.8 million, largely due to the reduction in claims reserves of the insurance companies and reduction of deferred tax liabilities due to recent changes in tax legislation(See Note 8, "Restatement of Previously Reported Financial Information.")

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

   The Company's ongoing operations are organized into five segments: INVESTMENT OPERATIONS; SURFACE, WATER, AND MINERAL RIGHTS; PROPERTY AND CASUALTY INSURANCE; MEDICAL PROFESSIONAL LIABILITY INSURANCE and OTHER OPERATIONS. Revenues and income before taxes and minority interests from CONTINUING OPERATIONS, by business segment, are shown in the following schedules:

   Operating Revenues--Continuing Operations:


                                                    Three Months Ended          Six Months Ended
                                                          June 30,                  June 30,
                                                    ------------------        -------------------
                                                     1999         1998         1999         1998
                                                    ------       ------       ------       ------
                                                        (in millions)            (in millions)
Investment Operations                               $  2.9       $  1.9       $  2.7       $  3.0
Surface, Water and Mineral  Rights                     0.9          0.4          1.2          0.6
Property and Casualty Insurance                        9.9         10.4         19.7         21.1
Medical Professional Liability Insurance               0.6          0.5          1.2          1.2
Other Operations                                       0.2          0.5          0.2          0.7
                                                    ------       ------       ------       ------
         Total Revenues-Continuing Operations       $ 14.5       $ 13.7       $ 25.0       $ 26.6
                                                    ======       ======       ======       ======

   Income (Loss) Before Taxes and Minority Interest--Continuing Operations:

                                                         Three Months Ended           Six Months Ended
                                                              June 30,                    June 30,
                                                        --------------------        --------------------
                                                         1999          1998          1999          1998
                                                        ------        ------        ------        ------
                                                            (in millions)               (in millions)
Investment Operations                                   $  1.5        $  0.2        $ (0.4)       $ (0.4)
Surface, Water and Mineral Rights                         (0.8)         (0.3)         (1.4)         (0.7)
Property and Casualty Insurance                            1.1           1.4           1.4           1.0
Medical Professional Liability Insurance                  (0.2)         (0.3)         (0.7)         (0.4)
Other Operations                                          (0.1)                       (0.2)         (0.1)
                                                        ------        ------        ------        ------
 Income (Loss) Before Taxes and Minority Interest       $  1.5        $  1.0        $ (1.3)       $ (0.6)
                                                        ======        ======        ======        ======

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

   INVESTMENT OPERATIONS revenues were $2.7 million for the first six months of 1999 compared to $3 million during the first six months of 1998, a decline of $300,000. As shown below, 1999 realized investment gains of $3.0 million surpassed those of the first half of 1998 by $600,000. However, investment income for the first six months of 1999 allocated to INVESTMENT OPERATIONS was $900,000 less than during the first half of 1998. This decrease in investment income assigned to INVESTMENT OPERATIONS resulted primarily from reduced levels of fixed income securities and invested cash and reduced interest rates.

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

   Second quarter revenues of $2.9 million surpassed those of the same 1998 period by $1.0 million. Realized investment gains were $3.1 million for the second quarter of 1999 compared to $1.9 million in the 1998 second quarter. Investment income for the second quarter of 1999 was $500,000 less than in the second quarter of 1998 due to a reduced level of interest bearing instruments and an increase in the amount of loans within the consolidated group. Other income amounted to $400,000 during the second quarter of 1999, an increase of $300,000 over the second quarter of 1998.

   Revenues (charges) from INVESTMENT OPERATIONS are summarized below:

                         INVESTMENT OPERATIONS REVENUES

                                                 Three Months Ended           Six Months Ended
                                                      June 30,                    June 30,
                                                --------------------        --------------------
                                                 1999          1998          1999          1998
                                                ------        ------        ------        ------
                                                    (in millions)               (in millions)
Investment Operations Revenues (Charges):
   Realized Investment Gains                    $  3.1        $  1.9        $  3.0        $  2.4
   Investment Income (charges)                    (0.6)         (0.1)         (0.4)          0.5
   Other Income                                    0.4           0.1           0.1           0.1
                                                ------        ------        ------        ------
       Investment Operations Revenues           $  2.9        $  1.9        $  2.7        $  3.0
                                                ======        ======        ======        ======

   At June 30, 1999, the consolidated investment portfolio contained $7.2 million, net of taxes, in unrealized gains, compared to $2.5 million in unrealized losses at December 31, 1998. Most of this $9.7 million improvement was attributable to the Company's investment in Hyperfeed warrants which were valued using the Black Scholes option-pricing model

   INVESTMENT OPERATIONS produced a $371,000 loss before taxes during the first half of 1999 compared to a $417,000 loss during the first half of 1998., The first half of 1999 included approximately $600,000 of loss from PICO's equity in its investee, Conex Continental Inc., as well as $200,000 of loss from PICO's equity in its investment in Hyperfeed. This compares to a $1 million loss from the first six months of 1998. During the second quarter of 1999, INVESTMENT OPERATIONS produced $1.5 million in pre-tax income, compared to $167,000 in income during the same 1998 quarter. This $1.3 million increase in pre-tax income was primarily generated by realized investment gains which increased from $1.9 million during the second quarter of 1998 to $3.1 million in the 1999 second quarter.

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

   Income (loss) before tax from INVESTMENT OPERATIONS for the three and six months ended June 30, 1999 and 1998 included:

                 INVESTMENT OPERATIONS INCOME (LOSS) BEFORE TAX

                                                       Three Months Ended          Six Months Ended
                                                             June 30,                   June 30,
                                                      --------------------        --------------------
                                                       1999          1998          1999          1998
                                                      ------        ------        ------        ------
                                                           (in millions)              (in millions)
Investment Operations Income (Loss) Before Tax:
   Investment Operations Income                       $  1.9        $  0.7        $  0.4        $  0.6
   Equity in Loss of Investee                           (0.4)         (0.5)         (0.8)         (1.0)
                                                      ------        ------        ------        ------
Investment Operations Income (Loss) Before Tax        $  1.5        $  0.2        $ (0.4)       $ (0.4)
                                                      ======        ======        ======        ======

SURFACE, WATER, AND MINERAL RIGHTS

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

   Following is a breakdown of revenue and pre-tax income (loss) before minority interest from SURFACE, WATER, AND MINERAL RIGHTS operations for the periods shown:

                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                           --------------------        --------------------
                                                            1999          1998          1999          1998
                                                           ------        ------        ------        ------
                                                               (in millions)               (in millions)
Revenues - Surface, Water and Mineral Rights:
  VIDLER:
 Operating Revenues                                        $  0.2        $  0.2        $  0.3        $  0.3
  NLRC:
 Operating Revenues                                           0.3           0.2           0.5           0.3
 Land Sales                                                   0.4                         0.4
                                                           ------        ------        ------        ------
          Segment Total Revenues                           $  0.9        $  0.4        $  1.2        $  0.6
                                                           ======        ======        ======        ======

Income (Loss) Before Tax and Minority Interest:
   Vidler Water Company, Inc.                              $ (1.0)       $ (0.1)       $ (1.6)       $ (0.3)
   Nevada Land and Resources Company LLC                      0.2          (0.2)          0.1          (0.4)
                                                           ------        ------        ------        ------
      Income (Loss) Before Tax and Minority Interest       $ (0.8)       $ (0.3)       $ (1.5)       $ (0.7)
                                                           ======        ======        ======        ======

                       SURFACE, WATER, AND MINERAL RIGHTS

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

    SURFACE, WATER, AND MINERAL RIGHTS operations for the first half of 1999 resulted in a $1.4 million loss before taxes and minority interest, compared to a $700,000 loss during the same 1998 six month period. Operating and overhead expenses exceeded Vidler's revenues during the first half and second quarter of 1999 resulting in losses of $1.6 million and $1 million, respectively. Vidler produced before tax losses of $300,000 and $100,000, respectively, during the same 1998 periods. Most of the increase in overhead expenses relates to increased interest expense, amortization of expense related to the Semitropic lease, salaries and benefits related to the acquisition of additional assets.

   NLRC produced before tax profits of $130,000 and $200,000 for the first half and second quarter of 1999. This compares to losses of $400,000 and $200,000, respectively, during the same 1998 periods. As evidenced by the revenues from land sales shown above, NLRC continues to actively market selected non-strategic parcels of land.

   During the second half of 1999, NLRC settled $5 million of outstanding debt by exchanging the land deed that was collateral for the borrowing. The $442,000 gain resulting from forgiveness of the accrued interest is presented as an extraordinary item, net of $227,000 of income tax expense on the statement of operations.

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

   As shown below, earned premiums made up most of the PROPERTY AND CASUALTY INSURANCE segment revenues. Premiums are earned pro-rata throughout the year according to the coverage dates of the underlying policies:

                         PROPERTY AND CASUALTY INSURANCE

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                   June 30,
                                                        --------------------       -------------------
                                                         1999          1998         1999         1998
                                                        ------        ------       ------       ------
P & C Insurance Revenues (Charges):                         (in millions)             (in millions)
     Earned Premiums - Sequoia                          $  4.3        $  4.4       $  8.6       $  9.0
     Earned Premiums - Citation                            4.3           4.4          8.6          8.8
     Investment Income                                     1.2           1.4          2.4          2.8
     Realized Investment Gains (Losses)                                              (0.2)         0.1
     Other                                                 0.1           0.2          0.3          0.4
                                                        ------        ------       ------       ------
          Total P&C Insurance Revenues                  $  9.9        $ 10.4       $ 19.7       $ 21.1
                                                        ======        ======       ======       ======

P & C Insurance Income Before Taxes:
    Sequoia Insurance Company                           $  0.6        $  0.7       $  0.7       $  0.4
     Citation Insurance Company                            0.5           0.7          0.6          0.6
                                                        ------        ------       ------       ------
          Total P&C insurance Income Before Taxes       $  1.1        $  1.4       $  1.3       $  1.0
                                                        ======        ======       ======       ======

    PROPERTY AND CASUALTY INSURANCE revenues for the first half of 1999 were $19.7 million compared to $21.1 million during the first six months of 1998. Declining earned premiums accounted for approximately $600,000 of this $1.3 million , or 6.6%, decrease between years, principally as a result of continuing increased underwriting selectivity applied to Citation's business and aggressive competition for commercial multiple peril business within the state of California. Total PROPERTY AND CASUALTY INSURANCE earned premiums for the first half of 1999 were $17.2 million compared to $17.8 million in 1998. Practically all new P&C insurance applications and policies scheduled to renew are now being processed through Sequoia and subjected to Sequoia's underwriting standards which are much more stringent than those previously employed by Citation prior to its change in control. As a result, a significant portion of Citation's prior book of business has not been renewed over the past two-plus years. As previously mentioned, increased competition within the state of California for commercial insurance has also decreased earned premiums. Accounting for most of the remaining difference between years was investment income, down $400,000 or 14.3%. The decline in investment income principally resulted from a reduction in invested assets during 1998 and 1999 resulting from cash utilization in operating activities due to the decline in premium revenue. Investment losses realized during the first half of 1999 amounted to $200,000, compared to $100,000 in realized investment gains during the first six months of 1998.

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

   PROPERTY AND CASUALTY INSURANCE operations produced $1.3 million in income before taxes during for the first half of 1999, up $400,000 from the $1.0 million recorded during the same 1998 period. The 1997-98 "El Nino" phenomenon had a significant impact on the 1998 results. As shown below, Citation's and Sequoia's 1999 loss and LAE ratios for the first six months improved 5.8 and 8.2 percentage points, respectively, over the first half of 1998, principally due to improved claims experience. Citation's loss and LAE ratio for the six months ended June 30, 1999 was 9.6 percentage points higher than Sequoia's. The principal reason for this difference was loss experience from the artisan-contractor coverage no longer written by Citation. Citation strengthened claims and LAE reserves for artisan-contractor claims by $627,000 during the first six months of 1999.

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

   The following schedule shows Citation's losses, LAE and insurance operating expenses as percentages of earned premiums:

                           CITATION INSURANCE COMPANY

                                    Three Months Ended              Six Months Ended
                                         June 30,                       June 30,
                                   ---------------------         ---------------------
                                    1999           1998           1999           1998
                                   ------         ------         ------         ------
                                       (GAAP Basis)                  (GAAP Basis)
Loss and LAE Ratio                   65.7%          64.4%          69.2%          75.0%
Expense Ratio                        43.8%          43.6%          42.3%          40.5%
                                   ------         ------         ------         ------
     Loss and Expense Ratio         109.5%         108.0%         111.5%         115.5%
                                   ======         ======         ======         ======

   The following schedule shows Sequoia's losses, LAE and insurance operating expenses as percentages of earned premiums:

                            SEQUOIA INSURANCE COMPANY

                                    Three Months Ended              Six Months Ended
                                          June 30,                      June 30,
                                   ---------------------         ---------------------
                                    1999           1998           1999           1998
                                   ------         ------         ------         ------
                                        (GAAP Basis)                  (GAAP Basis)
Loss and LAE Ratio                   52.3%          51.9%          59.6%          67.8%
Expense Ratio                        45.6%          47.1%          44.2%          44.1%
                                   ------         ------         ------         ------
     Loss and Expense Ratio          97.9%          99.0%         103.8%         111.9%
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

   Revenues(charges) and pre-tax loss from MEDICAL PROFESSIONAL LIABILITY INSURANCE operations were as follows for the periods shown:

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                              Three Months Ended             Six Months Ended
                                                    June 30,                      June 30,
                                             ---------------------         ---------------------
                                              1999           1998           1999           1998
                                             ------         ------         ------         ------
                                                 (in millions)                  (in millions)
MPL Revenues (Charges):
   Investment Income, Net of Expenses        $  0.6         $  0.7         $  1.2         $  1.4
   Premiums                                                   (0.2)                         (0.2)
                                             ------         ------         ------         ------
     MPL Revenues                            $  0.6         $  0.5         $  1.2         $  1.2
                                             ======         ======         ======         ======

MPL Loss Before Tax:                         $ (0.2)        $ (0.3)        $ (0.7)        $ (0.4)
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

                     MPL INSURANCE -- LOSS AND LAE RESERVES

                                             June 30,        December 31,
                                               1999             1998
                                             --------        ------------
                                                   (in millions)
Direct Reserves                               $ 89.7           $ 97.1
Ceded Reserves                                 (28.1)           (27.7)
Discount of Net Reserves                        (7.4)            (8.5)
                                              ------           ------
     Net MPL Reserves                         $ 54.2           $ 60.9
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

   Revenues (charges) and pre-tax losses from other operations are summarized below:

                                OTHER OPERATIONS

                                                     Three Months Ended         Six Months Ended
                                                           June 30,                 June 30,
                                                      1999         1998         1999         1998
                                                     ------       ------       ------       ------
                                                        (in millions)             (in millions)
Revenues (Charges) from Other Operations:
   Investment Management Services                    $  0.2       $  0.3       $  0.5       $  0.6
     Less: Intercompany Portfolio Mgmt. Charges                     (0.1)        (0.1)        (0.2)
   Other                                                             0.3         (0.1)         0.3
                                                     ------       ------       ------       ------
          Revenues from Other Operations             $  0.2       $  0.5       $  0.3       $  0.7
                                                     ======       ======       ======       ======


                                                     ------       ------       ------       ------
Other Operations-Loss Before Tax                     $ (0.1)      $   --       $ (0.2)      $ (0.1)
                                                     ======       ======       ======       ======

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

   OTHER OPERATIONS recorded approximately $200,000 in losses before taxes for the first six months of 1999, $100,000 in 1998 and a $100,000 loss during the second quarter of 1999. No income or loss was recorded during the 1998 second quarter.

DISCONTINUED OPERATIONS

   The Company completed its disposal of all interests in the operations of American Physicians Life Insurance Company ("APL"), the Company's former life and health insurance subsidiary on December 4, 1998. During the first six months of 1998, discontinued operations reported revenues of $4.4 million and pre-tax income of approximately $200,000. For the 1998 second quarter, revenues and pre-tax income were $2.2 million and $138,000, respectively. SEE NOTE 2, "DISCONTINUED OPERATIONS."

LIQUIDITY AND CAPITAL RESOURCES - SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

   Operating activities used $16.8 million of cash during the six months ended 1999 compared to cash used of $3 million during the same period of 1998. The increase in cash used by operations was caused primarily by operating expenses, claims and LAE payments (both property and casualty and MPL) and reductions in premiums received. Although insurance premiums earned continued to decline slightly in 1999, reinsurance receivables increased $2.8 million during the first six months of 1999. This increase primarily resulted from increases in P&C insurance reinsurance reserves, rather than increases in reinsurance balances receivable from reinsurers. As loss reserves are paid at later dates, corresponding reinsurance reserves will be billed and due from reinsurers at that time. Actual balances due from reinsurers at June 30, 1999 were $1.9 million compared to $1.1 million at December 31, 1998. This $800,000 increase resulted from the payment of claims during the period that exceeded reinsurance retention limits. All of the Company's reinsurers are highly rated (at least "A", "Excellent") by A. M. Best Company, except for one company, which is not rated due to its withdrawal from the reinsurance business in 1995. PICO has very little business reinsured with this reinsurer and its balance is current. A. M. Best Company's ratings reflect A. M. Best Company's assessment of the reinsurer's financial condition, as well as the expertise and experience of its management.

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

   Financing activities during 1999 provided cash of $2.9 million from the exercise of 120,000 common stock warrants. Offsetting cash proceeds from the warrants was the $6.7 million in borrowings obtained to purchase additional shares of Jungfraubahn Holding AG. There were no financing activities that provided or used cash during the same period in 1998.

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

PROJECT DEVELOPMENT RISKS

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The Company's bank debt is short-term in nature as the Company generally secures rates for periods of approximately one to three years and therefore approximates fair value. At June 30, 1999, the Company had $31.6 million of fixed maturity securities and mortgage loans, $67.6 million of marketable equity securities that were subject to market risk, and $34.3 million of investments denominated in foreign currencies, primarily Swiss francs. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

   The Company uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage loans, the Company uses duration modeling to calculate changes in fair value. For its marketable securities the Company uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies the Company uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of a securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $300,000 for a 100 basis point decline in interest rates on its fixed securities and mortgage loans. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produced a loss in fair value of $11.6 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of the Company's foreign denominated investments produced a loss of $5.5 million that would impact the unrealized appreciation and foreign currency translation in shareholders' equity.


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




                                       PICO HOLDINGS, INC.


Dated:  January 27, 2000               By: /s/  Gary W. Burchfield
                                          --------------------------------------
                                           Gary W. Burchfield
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)

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