Form 10-Q/A
period 1999-09-30
PICO HOLDINGS INC /NEW
filed 2000-01-27
CIK 830122

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

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------
PART I:  FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Consolidated Balance Sheets as of                                                 3
                  September 30, 1999 (As Restated) and December 31, 1998

                  Consolidated Statements of Operations for                                         4
                  the Three and Nine Months Ended September 30, 1999 and 1998 (As Restated)

                  Consolidated Statements of Cash Flows for                                         5
                  the Nine Months Ended September 30, 1999 and 1998 (As Restated)

                  Notes to Consolidated Financial Statements (As Restated)                          6

         Item 2:  Management's Discussion and Analysis of Financial                                14
                  Condition and Results of Operations (As Restated)

         Item 3:  Quantitative and Qualitative Disclosure About Market Risk                        32

PART II:  OTHER INFORMATION

         Item 4:  Submission of Matters to a Vote of Security Holders                              33

         Item 6:  Exhibits and Reports on Form 8-K                                                 33

         Signature                                                                                 34

PART I:  FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         September 30,       December 31,
                                                                                             1999               1998
                                     ASSETS                                                Unaudited
                                                                                         -------------      -------------
                                                                                         (As Restated,
                                                                                          see Note 9)
Investments                                                                              $ 158,510,716      $ 116,411,780
Cash and cash equivalents                                                                   41,534,346         71,654,196
Accrued investment income                                                                    1,280,869          1,295,550
Premiums and other receivables, net                                                         11,315,607         10,414,017
Reinsurance receivables                                                                     57,631,395         55,624,830
Prepaid deposits and reinsurance premiums                                                    1,252,986          2,187,387
Deferred policy acquisition costs                                                            4,932,020          5,548,634
Surface, water, geothermal and mineral rights                                              119,639,677        116,653,211
Property and equipment, net                                                                  1,258,480          1,851,502
Income taxes receivable                                                                      4,286,149          6,522,454
Other assets                                                                                 9,755,799          7,011,957
                                                                                         -------------      -------------
         Total assets                                                                    $ 411,398,044      $ 395,175,518
                                                                                         =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses, net of discount                              $ 144,667,980      $ 155,020,696
Unearned premiums                                                                           17,556,595         20,804,432
Reinsurance balance payable                                                                 12,113,206         12,068,890
Deferred gain on retroactive reinsurance                                                     1,800,994          1,800,994
Other liabilities                                                                           16,623,887         11,402,000
Bank and other borrowings                                                                   17,084,708          8,966,707
Deferred income taxes                                                                        5,103,686          7,185,656
Excess of fair value of net assets acquired over purchase price                              4,070,563          4,496,551
                                                                                         -------------      -------------
       Total liabilities                                                                   219,021,619        221,745,926
                                                                                         -------------      -------------
Commitments and Contingencies (Note 5)

Preferred stock, $.01 par value, authorized 2,000,000 shares, none issued
Common stock, $.001 par value; authorized 100,000,000 shares, issued and outstanding
   13,448,533 at September 30, 1999 and 13,328,770 at December 31, 1998                         13,449             13,329
Additional paid-in capital                                                                 186,004,827        183,154,588
Retained earnings                                                                           79,485,680         75,504,882
Accumulated other comprehensive income (loss)                                                4,702,104         (7,705,165)
Treasury stock, at cost (4,394,127 common shares in 1999 and 4,380,780 in 1998)            (77,829,635)       (77,538,042)
                                                                                         -------------      -------------
         Total shareholders' equity                                                        192,376,425        173,429,592
                                                                                         -------------      -------------
                 Total liabilities and shareholders' equity                              $ 411,398,044      $ 395,175,518
                                                                                         =============      =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three Months Ended September 30,  Nine Months Ended September 30,
                                                             --------------------------------  -------------------------------
                                                                  1999             1998             1999             1998
                                                              ------------     ------------     ------------     ------------
                                                                                 (As Restated, see Note 9)
Revenues:
  Premium income                                              $  8,267,910     $  8,804,567     $ 25,349,818     $ 26,398,030
  Net investment income                                          2,204,200        2,200,853        5,376,830        6,569,771
  Net realized gain on investments                                 816,802           34,287        3,588,382        2,508,646
  Other income                                                   2,804,759        1,140,092        4,816,649        3,279,888
                                                              ------------     ------------     ------------     ------------
         Total revenues                                         14,093,671       12,179,799       39,131,679       38,756,335
                                                              ------------     ------------     ------------     ------------

Expenses:

  Loss and loss adjustment expenses                              6,272,833        5,736,451       18,364,435       19,397,529
  Insurance underwriting and other expenses                      9,900,511        6,443,262       23,365,258       18,955,640
                                                              ------------     ------------     ------------     ------------
            Total expenses                                      16,173,344       12,179,713       41,729,693       38,353,169
                                                              ------------     ------------     ------------     ------------
  Equity in losses of unconsolidated affiliates                 (1,333,983)        (351,661)      (2,139,560)      (1,354,784)
                                                              ------------     ------------     ------------     ------------
      Loss from continuing operations before
           income taxes and minority interest                   (3,413,656)        (351,575)      (4,737,574)        (951,618)

  Benefit for federal, foreign and state income taxes           (1,829,546)      (1,026,381)      (8,170,475)        (521,820)
                                                              ------------     ------------     ------------     ------------
  Income (loss) from continuing operations before minority
       interest                                                 (1,584,110)         674,806        3,432,901         (429,798)

  Minority interest in (income) loss of subsidiary                 105,657         (177,769)         105,657           28,347
                                                              ------------     ------------     ------------     ------------
       Income (loss) from continuing operations                 (1,478,453)         497,037        3,538,558         (401,451)

  Income from discontinued operations, net of income tax
       benefit of $6,917 and $37,562 for the three
       and nine months of 1998                                                      103,306                           257,928
                                                              ------------     ------------     ------------     ------------
  Net income (loss) before extraordinary gain                   (1,478,453)         600,343        3,538,558         (143,523)

    Extraordinary gain, net of income tax expense of $227,821                                        442,240
                                                              ------------     ------------     ------------     ------------
        Net income (loss)                                     $ (1,478,453)    $    600,343     $  3,980,798     $   (143,523)
                                                              ============     ============     ============     ============

  Net income (loss) per common share - basic:
    Continuing operations                                     $      (0.16)    $       0.09     $       0.39     $      (0.07)
    Discontinued operations                                                            0.02                              0.05
    Extraordinary gain                                                                                  0.05
                                                              ------------     ------------     ------------     ------------
        Net income (loss) per common share                    $      (0.16)    $       0.11     $       0.44     $      (0.02)
                                                              ============     ============     ============     ============
        Weighted average shares outstanding                      9,054,413        5,711,304        9,012,879        5,916,592
                                                              ============     ============     ============     ============

Net income (loss) per common share - diluted:
    Continuing operations                                     $      (0.16)    $       0.08     $       0.37     $      (0.07)
    Discontinued operations                                                            0.02                              0.05
    Extraordinary gain                                                                                  0.05
                                                              ------------     ------------     ------------     ------------
        Net income (loss) per common share                    $      (0.16)    $       0.10     $       0.42     $      (0.02)
                                                              ============     ============     ============     ============
        Weighted average shares outstanding                      9,054,413        6,158,606        9,513,920        5,916,592
                                                              ============     ============     ============     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                        1999             1998
                                                                    ------------     ------------
                                                                      (As Restated, see Note 9)
OPERATING ACTIVITIES
       Net cash used in operating activities                        $(21,846,161)    $(11,517,888)
                                                                    ------------     ------------

INVESTING ACTIVITIES:
       Purchases of investments                                      (38,048,988)      (6,847,833)
       Proceeds from sale of investments                              20,703,647       21,567,890
       Proceeds from maturity of investments                           2,315,669           25,000
       Advances to affiliate                                            (672,082)        (695,099)
       Purchases of surface, water and mineral rights                 (1,804,966)      (1,204,292)
       Other investing activities, net                                   (73,113)      (1,622,797)
       Proceeds from the sale of APL                                                   13,108,342
       Proceeds from the sale of property and equipment                                 3,945,069
                                                                    ------------     ------------
             Net cash provided by (used in) investing activities     (17,579,833)      28,276,280
                                                                    ------------     ------------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                         7,020,380
      Proceeds from exercise of warrants                               2,850,359
      Purchase of treasury stock                                        (291,593)      (1,600,000)
                                                                    ------------     ------------
             Net cash provided by (used in) financing activities       9,579,146       (1,600,000)
                                                                    ------------     ------------

Effect of exchange rate changes on cash                                 (273,002)        (634,947)
                                                                    ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (30,119,850)      14,523,445

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        71,654,196       56,435,786
                                                                    ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 41,534,346     $ 70,959,231
                                                                    ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for:
          Income taxes                                                               $    440,000
                                                                                     ============
          Interest                                                  $    241,000
                                                                    ============
Non-Cash Investing and Financing Activities:
          Borrowings settled in exchange for land deed              $  5,000,000
                                                                    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS RESTATED, SEE NOTE 9
                                   (UNAUDITED)

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

          In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of September 30, 1999 and December 31, 1998 and results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998 have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

          These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations and Risks and Uncertainties contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC. See Note 9, "Restatement of Previously Reported Financial Information."

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

          Following is an unaudited summary of APL's stand alone financial results for the three and nine months ended September 30, 1998 included in the statements of operations as discontinued operations:

                                                  Three              Nine
                                               Months Ended      Months Ended
                                              Sept. 30, 1998     Sept 30, 1998
                                              --------------     -------------
          Total revenues                        $2,930,531        $7,290,652
          Income before taxes                       96,869           295,491
          Net income                               103,306           257,928
          Net income per share - diluted        $     0.02        $     0.05

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

                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                             --------------------------------   -------------------------------
                                                  1999              1998            1999             1998
                                               -----------       ----------      -----------      -----------
     Net income (loss)                         $(1,478,453)      $  600,343      $ 3,980,798      $  (143,523)
                                               ===========       ==========      ===========      ===========
     Basic earnings (loss) per share           $     (0.16)      $     0.11      $      0.44      $     (0.02)
                                               ===========       ==========      ===========      ===========
     Basic weighted average common shares
       outstanding                               9,054,413        5,711,304        9,012,879        5,916,592
     Stock options                                                  447,302          501,041
                                               -----------       ----------      -----------      -----------
     Diluted weighted average common and
     common equivalent shares outstanding        9,054,413        6,158,606        9,513,920        5,916,592
                                               ===========       ==========      ===========      ===========
     Diluted earnings (loss) per share         $     (0.16)      $     0.10      $      0.42      $     (0.02)
                                               ===========       ==========      ===========      ===========

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

          The components of comprehensive income (loss) are as follows:

                                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                                --------------------------------   -------------------------------
                                                                    1999              1998             1999             1998
                                                                 -----------       -----------      -----------      -----------
     Comprehensive income (loss):
       Net income (loss)                                         $(1,478,453)      $   600,343      $ 3,980,798      $  (143,523)
       Net change in unrealized appreciation (depreciation)
         on available for sale investments                         1,908,787          (975,250)      11,627,386       (1,543,017)
       Net change in foreign currency translation                   (770,206)         (774,710)         779,883        1,184,218
                                                                 -----------       -----------      -----------      -----------
     Total comprehensive income (loss)                           $  (339,872)      $(1,149,617)     $16,388,067      $  (502,322)
                                                                 ===========       ===========      ===========      ===========

          Comprehensive income (loss) is net of deferred income tax expense of $1 million and $6 million for the three and nine months ended September 30, 1999, respectively, and deferred income tax benefit of $525,000 and $831,000 for the three and nine months ended September 30, 1998, respectively.

          The components of accumulated comprehensive income (loss) are as follows:

                                                           September 30,    December 31,
                                                               1999            1998
                                                            -----------     -----------
          Accumulated other comprehensive income (loss):
            Unrealized appreciation (depreciation)
              on available for sale investments             $ 9,115,599     $(2,511,787)
            Foreign currency translation                     (4,413,495)     (5,193,378)
                                                            -----------     -----------
          Accumulated other comprehensive income (loss)     $ 4,702,104     $(7,705,165)
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

6.   RECENT ACCOUNTING PRONOUNCEMENTS AND TAX LEGISLATION

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 as amended by SFAS 137, establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and measures those instruments at fair value. The new standard becomes effective for fiscal years beginning after June 15, 2000. Management has not completely assessed the impact this standard will have on the Company's consolidated financial statements.

          During June 1999, the Internal Revenue Service issued final legislative regulations that allow the Company to use net operating loss carryforwards of an acquired company to offset the taxable income arising in any company within the consolidated tax returns of the PICO Holdings group. These loss carryforwards were previously restricted for use against taxable income of the specific entity in which the losses arose. Due to the uncertainty surrounding the realization of these deferred tax assets, the Company had recorded a valuation allowance. As a result of the issuance of these regulations, the Company has reevaluated the future recovery of this asset and has determined that the valuation allowance is no longer required. Consequently, the Company reversed the valuation allowance and as a result recorded a deferred income tax benefit of $6.5 million in the statement of operations. See Note 9, "Restatement of Previously Reported Financial Information."

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

          The following is a detail of revenues by segment from continuing operations:

                                                      Three Months Ended September 30,   Nine Months Ended September 30,
                                                      --------------------------------   -------------------------------
                                                           1999             1998             1999             1998
                                                        -----------      -----------      -----------      -----------
     Investment Operations                              $ 1,221,384      $   466,793      $ 3,879,230      $ 3,486,258
     Surface, Water and Mineral  Rights                   2,439,736          394,987        3,681,520          963,616
     Property and Casualty Insurance                      9,672,878       10,419,662       29,338,357       31,527,222
     Medical Professional Liability Insurance               597,452          687,798        1,780,017        1,877,415
     Other Operations                                       162,221          210,559          452,555          901,824
                                                        -----------      -----------      -----------      -----------
              Total Revenues-Continuing Operations      $14,093,671      $12,179,799      $39,131,679      $38,756,335
                                                        ===========      ===========      ===========      ===========

          The following is the detail of segment income (loss) from continuing operations before taxes and minority interest:

                                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                                      --------------------------------    -------------------------------
                                                          1999              1998              1999              1998
                                                       -----------       -----------       -----------       -----------
     Investment Operations                             $(2,304,792)      $(1,204,121)      $(2,675,815)      $(1,633,406)
     Surface, Water and Mineral Rights                    (862,763)         (357,760)       (2,318,627)       (1,085,647)
     Property and Casualty Insurance                       388,489         1,435,379         1,734,490         2,446,134
     Medical Professional Liability Insurance             (222,322)         (209,833)         (916,308)         (636,027)
     Other Operations                                     (412,268)          (15,240)         (561,314)          (42,672)
                                                       -----------       -----------       -----------       -----------
          Loss Before Taxes and Minority Interest      $(3,413,656)      $  (351,575)      $(4,737,574)      $  (951,618)
                                                       ===========       ===========       ===========       ===========

8.  SIGNIFICANT ACCOUNTING CHANGES

         At August 2, 1999 the Company increased its ownership of Conex from 32% to 66% through the redemption of preferred shares, the proceeds from which were used to exercise warrants for common shares. The consolidated results of operations for the nine months ended September 30, 1999 reflect the consolidation of Conex for the period August 3 to September 30. Previous to consolidation, the investment was accounted for using the equity method. Consequently, the results of operations for the nine months ended September 30, 1999 include 32% of the losses in the unconsolidated affiliate for the period January 1 to August 2, 1999. Conex's primary asset is a 60% sino-foreign joint venture that manufactures wheeled and tracked excavators in The People's Republic of China. Conex accounts for its 60% interest in the sino-foreign joint venture using equity method accounting. . See Note 9, "Restatement of Previously Reported Financial Information."

         The following is the results of operations of Conex for the nine months ended September 30, 1999:

                                              Nine Months Ended
                                              September 30, 1999
                                              ------------------
          Expenses                               $   683,807
          Equity in losses of
            unconsolidated affiliates               (799,216)
                                                 -----------
          Loss from operations                     1,483,023
          Minority interest                         (504,228)
                                                 -----------
          Net loss                               $   978,795
                                                 ===========

9.   RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

         In response to a review by the staff of the Securities and Exchange Commission in connection with the Company's Form S-3 registration statement, the Company has restated previously issued financial statements:

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

       3. Amortize a portion of the deferred lease payment relating to the Semitropic water storage facility; and

       4. Reflect the Company's investment in the sino-foreign joint venture using the equity method of accounting.

The Company's consolidated financial statements for the year ended December 31, 1998, 1997 and 1996 and for the three months ended March 31, 1999 and 1998, three and six months ended June 30, 1999 and 1998 have been restated from amounts previously reported.

         The following presents the restatements on net income (loss) for the three months ended September 30, 1999 and 1998:

                                                        Three Months Ended                 Three Months Ended
                                                        September 30, 1999                 September 30, 1998
                                                  ------------------------------      ------------------------------
                                                  As Previously                       As Previously
                                                    Reported        As Restated         Reported        As Restated
                                                  -------------     ------------      -------------     ------------
Total revenues                                    $ 16,377,621      $ 14,093,671      $ 12,179,799      $ 12,179,799
Total expenses                                      18,470,063        16,173,344        12,179,713        12,179,713
Equity in losses of unconsolidated affiliates       (1,186,678)       (1,333,983)         (183,871)         (351,661)
                                                  ------------      ------------      ------------      ------------
Loss before minority interest                       (3,279,120)       (3,413,656)         (183,785)         (351,575)
Income tax benefit                                  (1,772,880)       (1,829,546)         (987,509)       (1,026,381)
                                                  ------------      ------------      ------------      ------------
                                                    (1,506,240)       (1,584,110)          803,724           674,806
Minority interest                                      155,739           105,657          (177,769)         (177,769)
                                                  ------------      ------------      ------------      ------------
Income (loss)  from continuing operations           (1,350,501)       (1,478,453)          625,955           497,037
                                                                                           103,306           103,306
                                                  ============      ============      ============      ============
Net income (loss)                                 $ (1,350,501)     $ (1,478,453)     $    729,261      $    600,343
                                                  ============      ============      ============      ============

Net income (loss) per share - basic               $      (0.15)     $      (0.16)     $       0.13      $       0.11
                                                  ============      ============      ============      ============
Net income (loss) per share - diluted             $      (0.15)     $      (0.16)     $       0.12      $       0.10
                                                  ============      ============      ============      ============

         The following presents the restatements on net income (loss) for the nine months ended September 30, 1999 and 1998:

                                                        Nine Months Ended                   Nine Months Ended
                                                        September 30, 1999                  September 30, 1998
                                                  ------------------------------      ------------------------------
                                                  As Previously                       As Previously
                                                    Reported        As Restated         Reported        As Restated
                                                  -------------     ------------      -------------     ------------
Total revenues                                    $ 41,415,629      $ 39,131,679      $ 39,568,097      $ 38,756,335
Total expenses                                      43,693,078        41,729,693        38,357,415        38,353,169
Equity in losses of unconsolidated affiliates       (1,992,255)       (2,139,560)         (670,692)       (1,354,784)
                                                  ------------      ------------      ------------      ------------
Income (loss) before minority interest              (4,269,704)       (4,737,574)          539,990          (951,618)
Income tax benefit                                  (8,000,475)       (8,170,475)          (57,871)         (521,820)
                                                  ------------      ------------      ------------      ------------
                                                     3,730,771         3,432,901           597,861          (429,798)
Minority interest                                      155,739           105,657            28,347            28,347
                                                  ------------      ------------      ------------      ------------
Income (loss) from continuing operations             3,886,510         3,538,558           626,208          (401,451)
Discontinued operations                                                                    257,928           257,928
                                                  ------------      ------------      ------------      ------------
Income before extraordinary gain                     3,886,510         3,538,558           884,136          (143,523)
Extraordinary gain, net of tax                         442,240           442,240
                                                  ------------      ------------      ------------      ------------
Net income (loss)                                 $  4,328,750      $  3,980,798      $    884,136      $   (143,523)
                                                  ============      ============      ============      ============
Net income (loss) per share - basic               $       0.15      $       0.44      $       0.15      $      (0.02)
                                                  ============      ============      ============      ============
Net income (loss) per share - diluted             $       0.14      $       0.42      $       0.14      $      (0.02)
                                                  ============      ============      ============      ============

The following presents the effects restatements on the consolidated balance sheet as of September 30, 1999 and December 31, 1998:

                                                  September 30, 1999                 December 31, 1998
                                            -----------------------------     --------------------------------
                                            As Previously                     As Previously
                                              Reported       As Restated         Reported         As Restated
                                            -------------    ------------     -------------      -------------
Investments                                 $148,679,634     $158,510,716     $ 117,150,365      $ 116,411,780
Total assets                                 449,565,439      411,398,044       395,914,103        395,175,518

Deferred income tax                            5,273,686        5,103,686         7,258,949          7,185,656
Total liabilities and minority interest      256,873,858      219,021,619       221,819,219        221,745,926

Unrealized gain, net of tax                    9,115,599        9,115,599        (2,904,587)        (2,511,787)
Retained earnings                             79,832,378       79,485,680        76,562,974         75,504,882
Shareholders' equity                         192,691,581      192,376,425       174,094,884        173,429,592

(1)   ACCOUNTING FOR INVESTMENT IN HYPERFEED

     Included in the results of operations is equity in losses of Hyperfeed of $1.3 million and $684,000 for the nine months ended September 30, 1999 and 1998, respectively and losses of $1.2 million, and $168,000 for the three months ended September 30, 1999 and 1998, respectively. Presented in the table are the effects of the retroactive adjustments on previously reported information as of and for the three and nine months ended September 30 1998.

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

     As of September 30, 1999, the investment in Hyperfeed consisted of a 12% common stock voting stock interest and a 24% voting interest from preferred stock holdings. An additional 4.1 million common stock warrants, which convert one-for-one into common stock represent an additional 17% voting interest, if converted. The common and preferred stock are accounted for using the equity method and have a carrying value of $3.6 million at September 30, 1999, while the common stock warrants are carried at estimated fair value in accordance with Statement of Financial Accounting Standards No. 115. The difference between the carrying value of the investment and the underlying equity in the net assets of Hyperfeed is considered goodwill and is being amortized over 10 years on a straight line basis. The market value of the common shares and preferred shares based on the September 30, 1999 closing price of Hyperfeed common stock is approximately $19.1 million, and $38.3 million, respectively. The estimated fair value of the warrants using the Black Scholes option-pricing model is approximately $28.7 million. The Black Scholes pricing model incorporates assumptions in calculating an estimated fair value. The following assumptions were used in the computations: no dividend yield for all years; a risk-free interest rates ranging from 5% to 6%; a two year expected life; and a historical 4 year cumulative volatility of 133%.

(2) ACCOUNTING FOR CAPITALIZED INTEREST

     In 1995, Raven Development Company ("Raven"), a wholly-owned subsidiary, began the orderly withdrawal from the real estate development business through the sale of its remaining land and improved residential lots in Ohio. Over the course of a number of years, affiliated companies made loans to Raven for the purchase of land and the development of infrastructure. Raven capitalized the interest cost on a stand-alone basis and the affiliated companies recorded interest income. In the consolidation process, the affiliated companies annually recorded an entry to reverse the effects of the interest income and the capitalized interest. However, the capitalized interest cost was allocated to each lot sold by Raven and became part of the cost of sales. The elimination of the interest component of cost of sales was not made in consolidation and, as a result, a credit remained in the capitalized interest account. In the first quarter of 1998, as the last of Raven's lots were sold, the cost of lots sold was adjusted to reverse the cumulative credit in the capitalized interest account, resulting in an adjustment to investment income of approximately $800,000. The financial statements for the year ended December 31, 1998 and for the prior periods have been restated to reflect the elimination of the interest expense component of the cost of land sold in the period in which it should have been recorded. The impact of this restatement was a reduction in revenue of $812,000 and net income of $533,000 for the nine months ended September 30, 1998. Net income for 1999, and shareholders' equity at September 30, 1999 and December 31, 1998 were unchanged.

(3) ACCOUNTING FOR DEFERRED LEASE PAYMENTS RELATED TO SEMITROPIC WATER STORAGE

     In November 1998, Vidler entered into an operating lease for the use of the Semitropic Water Storage facility. The lease is payable over 10 years and allows Vidler to operate the asset for 35 years. Revenue will be generated from the asset through the recharge, storage and recovery of water.

     The lease payments were previously treated as prepaid lease amounts to be amortized on a straight-line basis over the remaining estimated useful life of the asset, which is the term of the lease contract. It was the Company's initial assessment that the recharge component of the facility was not operational at December 31, 1998 and throughout the nine months ended September 30, 1999. It was originally determined that the facility would not be operational and available for its intended use until the completion of the recharge/farming season which occurred one year after the lease commenced. It was the Company's intention to begin amortization in the fourth quarter of 1999 concurrently with the Company's interpretation of the facility being available at this time for its intended use. The Company believes it is appropriate to begin amortization in the period in which Vidler had its first opportunity to put water in storage, which was January 1999. Accordingly, the amortization will be recorded beginning January 1, 1999 and the quarterly financial statements for the three months ended March 31, 1999 have been amended to reflect amortization of the lease payments. The effect on income, pre-tax is $166,667 for the three months ended September, 1999 and $500,001 for the nine months ended September 30, 1999.

(4) ACCOUNTING FOR THE INVESTMENT IN THE SINO-FOREIGN JOINT VENTURE USING THE EQUITY ACCOUNTING

     During August 1999, PICO acquired an additional 34% of Conex Continental, Inc. bringing the cumulative ownership to 66%. In response, PICO consolidated the results of Conex, which includes a 60% interest in a Chinese Joint Venture that manufactures excavators. Conex consolidated the results of the joint venture based on the 60% ownership in the joint venture and its apparent control over the operational aspects of the joint venture. After further consideration, it was determined that Conex does not have majority financial control over the policies and procedures of the joint venture and should not consolidate the joint venture but rather apply equity accounting for its 60% interest. Consequently, PICO restated its financial results as of and for the nine months ended September 30, 1999 to exclude the consolidation of the joint venture from Conex and record its 60% interest using equity accounting.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

     This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Results of Operations -Three and Nine Months Ended September 30, 1999 and 1998," "Liquidity and Capital Resources," and "Risk Factors." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's 1998 Form 10-K.

RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

     In response to a review by the staff of the United States Securities and Exchange Commission in connection with the Company's Form S-3 registration statement, the Company has restated previously issued financial statements to change its accounting for its investment in Hyperfeed Technologies, Inc. ("Hyperfeed"), to (i) reflect the adoption of equity accounting for PICO's investment in Hyperfeed (ii) value Hyperfeed common stock warrants at estimated fair value and (iii) record the carrying value of Hyperfeed common stock warrants received as consideration for extending the due date on outstanding loans as interest income during 1997. The previous financial statements presented the investment in Hyperfeed common stock at market value and the preferred stock and warrants received in 1998 as a result of the debt conversion at cost. Additionally, the financial statements have been restated from amounts previously reported to reverse previously recorded 1998 investment revenue related to real estate development projects to the appropriate prior period, to amortize a portion of the deferred lease payment relating to the Semitropic water storage facility and to account for Conex's interest in the joint venture using the equity method of accounting. Consequently, the Company's consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 and for the three months ended March 31, 1999 and 1998, the three and six months ended June 30, 1999 and 1998 and the three and nine months ended September 30, 1999 and 1998 have been restated from amounts previously reported. The effects of the restatement have been presented in Note 9 and have been reflected herein.

RESULTS OF OPERATIONS -- THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (AS RESTATED)

SUMMARY

     PICO Holdings, Inc. and consolidated subsidiaries reported a net loss of $1.5 million, or $0.16 per share, for the quarter ended September 30, 1999, compared to income of $600,000, or $0.11 per share, during the third quarter of 1998. For the nine month period ended September 30, 1999, PICO reported net income of $4 million, or $0.44 per share, compared to a net loss of $144,000, or $0.02 per share, during the first nine months of 1998. Per share amounts are stated as "basic" earnings per share.

     Shareholders' equity at September 30, 1999 was $192.4 million, up $19 million, or 11%, over the $173.4 million of December 31, 1998. Book value per share calculated on an undiluted basis as of September 30, 1999 was $21.25 per share, compared to $19.38 per share as of December 31, 1998. These increases in shareholders' equity and book value per share resulted primarily from (1) an $11.6 million improvement in unrealized appreciation of investments, net of income tax, (2) $4 million in net income, (3) a $780,000 improvement in the Company's foreign currency translation adjustment in shareholders' equity, and
(3) nearly $2.9 million in paid-in capital from the exercise by warrant holders of approximately 120,000 PICO common stock warrants at $23.80 per share. These increases were partially offset by $292,000 in costs from the purchase of treasury stock.

     The Company's ongoing operations are organized into five segments:
INVESTMENT OPERATIONS; SURFACE, WATER, AND MINERAL RIGHTS; PROPERTY AND CASUALTY INSURANCE; MEDICAL PROFESSIONAL LIABILITY INSURANCE and OTHER OPERATIONS. Net income (loss) by business segment for the three and nine months ended September 30, 1999 and 1998 was as follows:

     NET INCOME (LOSS) BY BUSINESS SEGMENT:

                                                                    Three Months Ended        Nine Months Ended
                                                                      September 30,             September 30,
                                                                    ------------------        ------------------
                                                                    1999         1998         1999         1998
                                                                    -----        -----        -----        -----
                                                                       (in millions)              (in millions)
     Continuing Operations:
          Investment Operations                                     $(0.5)       $ 1.1        $ 5.6        $(0.9)
          Surface, Water and Mineral Rights                          (0.8)        (0.4)        (2.1)        (1.1)
          Property and Casualty Insurance                             0.3          1.0          1.2          1.8
          MPL Insurance                                              (0.2)        (0.9)        (0.7)        (0.1)
          Other                                                      (0.3)        (0.3)        (0.4)        (0.1)
                                                                    -----        -----        -----        -----
               Net Income (loss) from Continuing Operations          (1.5)         0.5          3.6         (0.4)
     Discontinued Operations, net                                                  0.1                       0.3
     Extraordinary Gain, net                                                                    0.4
                                                                    -----        -----        -----        -----
          Net income (loss)                                         $(1.5)       $ 0.6        $ 4.0        $(0.1)
                                                                    =====        =====        =====        =====

     As shown above, the third quarter net loss from continuing operations of $1.5 million decreased $2 million from the $500,000 in income recorded for the third quarter of 1998. The principal contributor to this decline was INVESTMENT Operations as a result of an after-tax $800,000 loss from PICO's equity in Hyperfeed and a $200,000 loss from Conex. SEE NOTE 8, "SIGNIFICANT ACCOUNTING CHANGES." The SURFACE, WATER AND MINERAL RIGHTS segment, which includes the operations of Vidler and NLRC, contributed a $806,000 net loss to the 1999 third quarter, compared to a $358,000 net loss in the third quarter of 1998. Increased water rights project costs and non-capitalizable interest expense were principally responsible for these additional losses. PROPERTY AND CASUALTY INSURANCE and MPL INSURANCE produced offsetting $700,000 variances between the 1999 and 1998 third quarters, principally relating to reserve strengthening differences between the two periods.

     The $3.6 million income from continuing operations recorded during the first nine months of 1999 increased $4 million over the $400,000 loss recorded during the 1998 period. The principal contributors of this improvement for the nine months were $2.8 million realized investment gains from international securities, before tax, and a $6.5 million income tax benefit due to recent changes in tax legislation (SEE NOTE 6, "RECENT ACCOUNTING PRONOUNCEMENTS AND TAX LEGISLATION."), partially offset by increased costs in most segments. Included in net income for the first nine months of 1999 was a $442,000 extraordinary gain from settlement of debt in exchange for land. Realized investment gains for the nine months were $3.6 million compared to $2.5 million in 1998.

     Third quarter 1999 revenues were $14.1 million, compared to $12.2 million during the third quarter of 1998. Revenues for the nine months ended September 30, 1999 and 1998 were $39.1 million and $38.8 million, respectively. Revenues for the third quarter and first nine months of 1999 included $1.4 million and $1.8 million, respectively, from the sale of NLRC land, compared to $79,000 and $133,000 for the same 1998 periods, respectively.

     Expenses for the third quarter and first nine months of 1999 were $16.2 million and $41.7 million, respectively. These amounts compare to $12.2 million and $38.4 million, respectively, during the same periods of 1998. Operating and overhead expenses of Vidler and NLRC increased $ 2.4 million for the quarter and $3.5 million for the nine months as compared to 1998, much of which was related to increased land sales plus increased project costs and interest expense. PROPERTY AND CASUALTY INSURANCE ("P&C") expenses included strengthening of reserves of approximately $553,000 and $1.2 million for the third quarter and the first nine months of 1999, respectively, based upon claims experience in the artisan-contractor insurance coverage previously provided by Citation, net of reinsurance.

     Total assets at September 30, 1999 were $411.4 million, compared to $395.2 million at December 31, 1998, an increase of $16.2 million. Liabilities decreased $2.7 million. Claims reserves decreased $10.4 million during the nine months, principally due to the payment of claims in winding down PICO's medical professional liability insurance operations.

     Prior period per share amounts have been adjusted to reflect PICO's December 16, 1998 1-for-5 reverse stock split.

     Revenues and income before taxes and minority interests from CONTINUING OPERATIONS by business segment are shown in the following schedules:

     Operating Revenues--Continuing Operations:

                                                             Three Months Ended          Nine Months Ended
                                                                September 30,               September 30,
                                                             -------------------         -------------------
                                                             1999          1998          1999          1998
                                                             -----         -----         -----         -----
                                                                (in millions)               (in millions)
     Investment Operations                                   $ 1.2         $ 0.5         $ 3.9         $ 3.5
     Surface, Water and Mineral  Rights                        2.4           0.4           3.7           1.0
     Property and Casualty Insurance                           9.7          10.4          29.3          31.5
     Medical Professional Liability Insurance                  0.6           0.7           1.8           1.9
     Other Operations                                          0.2           0.2           0.4           0.9
                                                             -----         -----         -----         -----
              Total Revenues-Continuing Operations           $14.1         $12.2         $39.1         $38.8
                                                             =====         =====         =====         =====

     Income (Loss) Before Taxes and Minority Interest--Continuing Operations:

                                                           Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
                                                           -------------------         -------------------
                                                           1999          1998          1999          1998
                                                           -----         -----         -----         -----
                                                              (in millions)               (in millions)
     Investment Operations                                 $(2.3)        $(1.2)        $(2.7)        $(1.6)
     Surface, Water and Mineral Rights                      (0.9)         (0.4)         (2.3)         (1.1)
     Property and Casualty Insurance                         0.4           1.4           1.7           2.4
     Medical Professional Liability Insurance               (0.2)         (0.2)         (0.9)         (0.6)
     Other Operations                                       (0.4)                       (0.5)         (0.1)
                                                           -----         -----         -----         -----
          Loss Before Taxes and Minority Interest          $(3.4)        $(0.4)        $(4.7)        $(1.0)
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

     INVESTMENT OPERATIONS revenues were $3.9 million for the first nine months of 1999 compared to $3.5 million during the first nine months of 1998, an increase of $400,000. As shown below, this improvement was due to (1) a $1.5 million increase in realized investment gains, (2) a $600,000 decrease in investment income and (3) a $500,000 decrease in other income. The increase in realized investment gains principally is a result of gains from the sale of certain of the Company's international investments. The decrease in investment income assigned to INVESTMENT OPERATIONS resulted from reduced levels of fixed income securities and invested cash and reduced interest rates.

     Third quarter revenues were $1.2 million compared to $500,000 in the third quarter of 1998. Realized investment gains accounted for $900,000 of this $700,000 improvement. PICO recorded $800,000 of realized investment gains in the third quarter of 1999 from the sale of international investments, compared to a $100,000 loss in the 1998 third quarter.

     Revenues (charges) from INVESTMENT OPERATIONS are summarized below:

                         INVESTMENT OPERATIONS REVENUES

                                                         Three Months Ended     Nine Months Ended
                                                           September 30,           September 30,
                                                         ------------------     -----------------
                                                         1999        1998       1999        1998
                                                         ----        -----      ----        ----
                                                           (in millions)          (in millions)
     Investment Operations Revenues (Charges):
        Realized Investment Gains                        $0.8        $(0.1)     $3.8        $2.3
        Investment Income                                 0.4          0.2        --         0.6
        Other Income                                                   0.4       0.1         0.6
                                                         ----        -----      ----        ----
            Investment Operations Revenues               $1.2        $ 0.5      $3.9        $3.5
                                                         ====        =====      ====        ====

     INVESTMENT OPERATIONS produced a $2.7 million loss before taxes during the first nine months of 1999 compared to a $1.6 million loss during the first nine months of 1998. As shown below, this $1.1 million decrease consisted of (1) a $400,000 decrease in investment operations income and (2) a $700,000 decrease from the equity in losses of unconsolidated subsidiaries. The $400,000 increase in losses from investment operations excluding the equity in losses of unconsolidated affiliates was primarily due to a general decline in investment income due to a reduced level of income-producing securities compared to 1998. The $700,000 decrease in income before taxes from the equity in losses of unconsolidated affiliates principally resulted from a $1.3 million loss from PICO's equity in Hyperfeed, compared to a $700,000 loss in the first nine months of 1998.

     During the third quarter of 1999, INVESTMENT OPERATIONS produced a $2.3 million pre-tax loss, compared to a $1.2 million loss during the same 1998 quarter. This $1.1 million decrease in pre-tax income consisted of a $200,000 decrease in investment operations income, a $900,000 decrease due to PICO's equity in the losses of Hyperfeed.

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

     Income (loss) before tax from INVESTMENT OPERATIONS for the three and nine months ended September 30, 1999 and 1998 included the following:

                 INVESTMENT OPERATIONS INCOME (LOSS) BEFORE TAX

                                                     Three Months Ended          Nine Months Ended
                                                        September 30,               September 30,
                                                     -------------------         -------------------
                                                     1999          1998          1999          1998
                                                     -----         -----         -----         -----
                                                        (in millions)               (in millions)
     Investment Operations Loss Before Tax:
        Investment Operations Loss                   $(1.0)        $(0.8)        $(0.6)        $(0.2)
        Equity in Loss of Investee                    (1.3)         (0.4)         (2.1)         (1.4)
                                                     -----         -----         -----         -----
     Investment Operations Loss Before Tax           $(2.3)        $(1.2)        $(2.7)        $(1.6)
                                                     =====         =====         =====         =====

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

     NLRC, a limited liability company, was acquired in 1997. NLRC owns approximately 1.3 million acres of deeded land, fee simple, located in northern Nevada, together with appurtenant surface, water and mineral rights. NLRC is actively engaged in activities it believes will maximize the property's value in relation to water rights, mineral rights and land development.

     Following is a breakdown of revenue and pre-tax income (loss) before minority interest from SURFACE, WATER, AND MINERAL RIGHTS operations for the periods shown:

                       SURFACE, WATER, AND MINERAL RIGHTS

                                                         Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
                                                         -------------------         -------------------
                                                         1999          1998          1999          1998
                                                         -----         -----         -----         -----
                                                            (in millions)               (in millions)
Revenues - Surface, Water and Mineral Rights:
  VIDLER:
    Operating Revenues                                   $ 0.1         $ 0.1         $ 0.5         $ 0.3
  NLRC:
    Land Sales                                             1.4                         1.8
    Other Operating Revenues                               0.9         $ 0.3           1.4         $ 0.7
                                                         -----         -----         -----         -----
          Segment Total Revenues                         $ 2.4         $ 0.4         $ 3.7         $ 1.0
                                                         =====         =====         =====         =====

Income (Loss) Before Tax and Minority Interest:
  Vidler Water Company, Inc.                             $(0.9)        $(0.4)        $(2.4)        $(0.7)
  Nevada Land and Resources Company LLC                     --            --           0.1          (0.4)
                                                         -----         -----         -----         -----
      Loss Before Tax and Minority Interest              $(0.9)        $(0.4)        $(2.3)        $(1.1)
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

     SURFACE, WATER, AND MINERAL RIGHTS operations for the first nine months of 1999 resulted in a $2.3 million loss before taxes and minority interest, compared to a $1.1 million loss during the comparable 1998 period. Operating and overhead expenses in excess of Vidler's revenues resulted in losses of $2.4 million and $900,000 for the nine months and third quarter of 1999, respectively. This compares to losses of $0.7 million and $0.4 million, respectively, for the comparable 1998 periods. During the nine months ended September 30, 1999, Vidler acquired additional lands in the Harquahala Valley in Arizona adjacent to the MBT Recharge facility as part of its business plan. The increase in overhead expenses relates to the overall increase in activity at Vidler including the above activity as well as work performed on all of Vidler's projects. Costs were incurred to develop and preserve existing assets and for the acquisition of additional assets, to complete engineering and geological studies, lobbying and the identification and development of target assets for future growth. The expenses relate to the overall increase in business activity revolving around the commencement of active recharge/storage/recovery operations.

     Specifically, during the nine months and third quarter of 1999, surface, water and mineral rights increased by $1.8 million and $907,000, respectively. Interest expenses for the nine months ended September 30, 1999 and 1998 was $470,000 and $0, respectively. Salaries and benefits for the nine months ended September 30, 1999 were $ 589,000 compared to $425,000 during the same 1998 period. Increased salaries and benefits expenses reflect additional employees. Increases in other costs were primarily from increases in consulting and legal expenses, which were $216,000 and $ 116,000 for the first nine months of 1999 and 1998, respectively.

     The losses that have been reported are due to operational expenses that are typically incurred while developing the assets to generate future revenues. There has been no event that would cause management to believe the assets within the surface, water and mineral rights segment are not recoverable.

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

     As shown below, earned premiums made up most of the PROPERTY AND CASUALTY INSURANCE segment revenues. Premiums are earned pro-rata throughout the year according to the coverage dates of the underlying policies:

                         PROPERTY AND CASUALTY INSURANCE

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,                September 30,
                                                           --------------------         -------------------
                                                           1999           1998          1999          1998
                                                           -----          -----         -----         -----
P & C Insurance Revenues (Charges):                           (in millions)                 (in millions)
     Earned Premiums - Sequoia                             $ 4.1          $ 4.4         $12.7         $13.4
     Earned Premiums - Citation                              4.1            4.4          12.7          13.2
     Investment Income                                       1.3            1.4           3.6           4.1
     Realized Investment Gains (Losses)                                                  (0.2)          0.2
     Other                                                   0.2            0.2           0.5           0.6
                                                           -----          -----         -----         -----
          Total P&C Insurance Revenues                     $ 9.7          $10.4         $29.3         $31.5
                                                           =====          =====         =====         =====

P & C Insurance Income Before Taxes:
     Sequoia Insurance Company                             $ 0.6          $ 0.9         $ 1.3         $ 1.3
     Citation Insurance Company                             (0.2)           0.5           0.4           1.1
                                                           -----          -----         -----         -----
          Total P&C insurance Income Before Taxes          $ 0.4          $ 1.4         $ 1.7         $ 2.4
                                                           =====          =====         =====         =====

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

     The following schedule shows Citation's losses, LAE and insurance operating expenses as percentages of earned premiums:

                           CITATION INSURANCE COMPANY

                                       Three Months Ended            Nine Months Ended
                                         September 30,                 September 30,
                                      --------------------          --------------------
                                      1999           1998           1999           1998
                                      -----          -----          -----          -----
                                          (GAAP Basis)                  (GAAP Basis)
Loss and LAE Ratio                     84.7%          66.7%          74.3%          72.2%
Expense Ratio                          42.7%          44.6%          42.4%          41.9%
                                      -----          -----          -----          -----
     Loss and Expense Ratio           127.4%         111.3%         116.7%         114.1%
                                      =====          =====          =====          =====

     The following schedule shows Sequoia's losses, LAE and insurance operating expenses as percentages of earned premiums:

                            SEQUOIA INSURANCE COMPANY

                                      Three Months Ended           Nine Months Ended
                                         September 30,               September 30,
                                      ------------------          --------------------
                                      1999          1998          1999           1998
                                      ----          ----          -----          -----
                                         (GAAP Basis)                 (GAAP Basis)
Loss and LAE Ratio                    53.8%         49.1%          57.7%          61.6%
Expense Ratio                         44.2%         44.8%          44.2%          44.3%
                                      ----          ----          -----          -----
     Loss and Expense Ratio           98.0%         93.9%         101.9%         105.9%
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

     Revenues (charges) and pre-tax loss from MEDICAL PROFESSIONAL LIABILITY INSURANCE operations were as follows for the periods shown:

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                              Three Months Ended          Nine Months Ended
                                                 September 30,              September 30,
                                              ------------------         -------------------
                                              1999         1998          1999          1998
                                              -----        -----         -----         -----
                                                 (in millions)              (in millions)
MPL Revenues (Charges):
   Investment Income, Net of Expenses         $ 0.6        $ 0.7         $ 1.8         $ 2.1
   Premiums                                                  --                         (0.2)
                                              -----        -----         -----         -----
     MPL Revenues                             $ 0.6        $ 0.7         $ 1.8         $ 1.9
                                              =====        =====         =====         =====
MPL Loss Before Tax:                          $(0.2)       $(0.2)        $(0.9)        $(0.6)
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

     Revenues (charges) and pre-tax losses from other operations are summarized below:

                                OTHER OPERATIONS

                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                         -------------------         -------------------
                                                         1999          1998          1999          1998
                                                         -----         -----         -----         -----
                                                            (in millions)               (in millions)
Revenues (Charges) from Other Operations:
   Investment Management Services                        $ 0.2         $ 0.3         $ 0.6         $ 0.9
     Less: Intercompany Portfolio Mgmt. Charges                         (0.1)         (0.1)         (0.3)
   Other                                                                              (0.1)          0.3
                                                         -----         -----         -----         -----
          Revenues from Other Operations                 $ 0.2         $ 0.2         $ 0.4         $ 0.9
                                                         =====         =====         =====         =====

Other Operations-Loss Before Tax                         $(0.4)                      $(0.5)        $(0.1)
                                                         =====                       =====         =====

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

     OTHER OPERATIONS recorded approximately $500,000 in losses before taxes for the first nine months of 1999 compared to a loss of $100,000 during the same 1998 period. The segment reported a $400,000 loss in the third quarter of 1999 compared to breaking even in the third quarter of 1998.

DISCONTINUED OPERATIONS

     The Company completed its disposal of all interests in the operations of American Physicians Life Insurance Company ("APL"), the Company's former life and health insurance subsidiary on December 4, 1998. During the first nine months of 1998, discontinued operations reported revenues of $7.3 million and pre-tax income of approximately $300,000. For the 1998 third quarter, revenues and pre-tax income were $2.9 million and $110,000, respectively. SEE NOTE 2, "DISCONTINUED OPERATIONS."

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

     Cash flow from investing activities used $17.5 million during the first nine months of 1999 compared to $28.3 million of cash provided during 1998. During 1999, the Company purchased an additional 6.2 million shares of Australian Oil and Gas for $6.6 million, increasing its ownership to approximately 15.4%. In addition, 75,300 shares of Jungfraubahn Holding AG were purchased for $11.6 million. This acquisition was financed with $4.5 million in cash and $7.1 million of borrowings denominated in Swiss Francs. On the statement of cash flows for the nine months ended September 30, 1999, the borrowings translated at average rates in effect during the period amounted to $7 million. The sale and maturity of investments provided $23 million during 1999. Cash provided by investing activities during 1998 primarily included proceeds from the sale of investments of $21.6 million offset by purchases of investments of $6.8 million.

     Financing activities during 1999 provided cash of $2.9 million from the exercise of 120,000 common stock warrants. In addition, cash proceeds from the warrants $7 million in borrowings were obtained to purchase additional shares of Jungfraubahn Holding AG. The loans are collateralized by a portion of the shares held by the bank. The purchase of treasury shares used funds of $292,000 in 1999 and $1.6 million in 1998. There were no other financing activities that provided or used cash during the same period in 1998.

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

CAPITAL RESOURCES

     The Company's primary source of funds are its available cash resources of $41.5 million at September 30, 1999, operating cash flows, liquidation of non-essential investment holdings, borrowings, public and private debt offerings, policy premiums and other fees.

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

THERE HAS BEEN A DOWNTURN IN THE PROPERTY & CASUALTY INSURANCE BUSINESS WHICH, IN THE SHORT TERM, HINDERS OUR ABILITY TO PROFIT FROM THIS INDUSTRY

     The property and casualty insurance industry has been highly cyclical, and the industry has been in a cyclical downturn over the last several years. This is due primarily to competitive pressures on pricing, which has resulted in lower profitability for us. Pricing is a function of many factors, including the capacity of the property and casualty industry as a whole to underwrite business, create policyholders' surplus and generate positive returns on their investment portfolios. The level of surplus in the industry varies with returns on invested capital and regulatory barriers to withdrawal of surplus. Price competition among property and casualty insurers is influenced by many factors, including returns on investment portfolios and the relationship between the industry's premium volume and policyholders' surplus.

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

     SUBSTANTIAL REGULATION MAY PREVENT US FROM REALIZING A PROFIT FROM OUR WATER RIGHTS

     The water rights held by us and the transferability of these rights to other uses and places of use are governed by the laws concerning water rights in the states of Arizona, California, Colorado and Nevada. The volumes of water actually derived from these rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions. As a result, the amounts of acre-feet anticipated do not in every case represent a reliable, firm annual yield of water, but in some cases describe the face amount of the water right claims or management's best estimate of such entitlement. Legal impediments exist to the sale or transfer of some of these water rights, which in turn may affect their commercial value. If we were unable to transfer or sell our water rights, we will not be able to make a profit, we will not have enough cash receipts to cover cash needs, and we may lose some or all of our value in our water rights investments.

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

  +++++2.3  Second Amendment to Agreement and Plan of Reorganization dated
            November 12, 1996.

      #2.4  Agreement and Debenture, dated November 14, 1996 and November 27,
            1996, Respectively, by and between Physicians and PC Quote, Inc.

      #2.5 Purchase and Sale Agreement by, between and among Nevada Land and Resource Company, # 2.5 LLC, GEC, Western Water Company and Western
            Land Joint Venture dated April 9, 1997.

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