Form 10-K405
period 1999-12-31
PICO HOLDINGS INC /NEW
filed 2000-03-30
CIK 830122

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

  (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-18786

                               ----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [ X ]

Approximate aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on March 28, 2000 was $90,198,194. Excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant's common stock.

Number of shares of common stock, $.001 par value, outstanding as of March 28, 2000 was 16,785,281. As of such date, 4,394,127 shares of common stock were held by the registrant and subsidiaries of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1)      None.

================================================================================

                               PICO HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                           Page
                                                                                                                            No.
  PART I..............................................................................................................      3

      Item 1.  BUSINESS...............................................................................................      3
      Item 2.  PROPERTIES.............................................................................................     10
      Item 3.  LEGAL PROCEEDINGS......................................................................................     10
      Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................     10

  PART II.............................................................................................................     11

      Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................     11
      Item 6.  SELECTED FINANCIAL DATA................................................................................     12
      Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS..........................................................................     13
           7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS...........................................     42
      Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................     43
      Item 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE...........................................................................     82

  PART III............................................................................................................     82

      Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................     82
      Item 11.  EXECUTIVE COMPENSATION................................................................................     83
      Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT.......................................................................................     89
      Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................     90

  PART IV.............................................................................................................     91

      Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.......................................     91

  SIGNATURES..........................................................................................................    101

                                     PART I

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT OUR INVESTMENT PHILOSOPHY, PLANS FOR EXPANSION, BUSINESS EXPECTATIONS AND REGULATORY FACTORS. THESE STATEMENTS REFLECT OUR CURRENT VIEWS ABOUT FUTURE EVENTS THAT COULD AFFECT OUR FINANCIAL PERFORMANCE. YOU SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINITIES, INCLUDING THOSE LISTED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS OR FROM OUR PAST RESULTS.


ITEM 1.  BUSINESS

INTRODUCTION


     PICO Holdings, Inc. is a diversified holding company. We acquire interests in companies which our management believes:
     -    are undervalued at the time we buy them; and
     - have the potential to provide a superior rate of return over time, after considering the risk involved.

     Our over-riding objective is to generate superior long-term growth in shareholders' equity, as measured by book value per share. To accomplish this, we are seeking to build a profitable operating base with our land, water, and insurance subsidiaries, and over time to realize gains from our portfolio of strategic investment holdings. In the long term, we expect that most of the growth in shareholders' equity will come from realized gains on the sale of assets, rather than operating earnings. Accordingly, when analyzing our performance, PICO's management places more weight on increased asset values than on reported earnings.

     The assets which PICO owns may change over time. Currently our major activities are:

     - owning and developing land, mineral rights, and related water rights through Nevada Land & Resource Company, LLC;
     - owning and developing water rights & water storage operations through Vidler Water Company, Inc.;
     -    property and casualty insurance;
     - "running off" the loss reserves of our medical professional liability insurance companies; and
     -    making strategic investments in other public companies.

     PICO was incorporated in 1981 and began operations in 1982. The company was known as Citation Insurance Group until a reverse merger with Physicians Insurance Company of Ohio on November 20, 1996. After the reverse merger, the former shareholders of Physicians owned approximately 80% of Citation Insurance Group, the Board of Directors and management of Physicians replaced their Citation Insurance Group counterparts, and Citation Insurance Group changed its name to PICO Holdings, Inc. You should be aware that information pre-dating the reverse merger relates to the old Citation Insurance Group only, and does not reflect the performance of Physicians prior to the merger.

     The address of our main office is 875 Prospect Street, Suite 301, La Jolla, California 92037, and our telephone number is (858) 456-6022.

     Our website at www.picoholdings.com contains further material about PICO, our U. S. Securities and Exchange Commission filings, and links to other sites, including some of the companies that we are associated with. You should check the site periodically during the year for current press releases and updated information.

MAJOR OPERATING SEGMENTS & SUBSIDIARY COMPANIES

     This section describes our operating segments and lists the important subsidiaries in each segment. Unless otherwise indicated, we own 100% of each subsidiary.

                     LAND, MINERALS AND RELATED WATER RIGHTS

     In April 1997, PICO paid $48.6 million to acquire Nevada Land & Resource Company, LLC which then owned approximately 1,362,753 acres of deeded land in northern Nevada, together with the attaching water, mineral and geothermal rights.

     Nevada Land is the largest private landowner in Nevada, which is one of the fastest developing states in the union. Developable land is scarce in Nevada, as approximately 85% of the state is owned by various governmental agencies. In fact, much of Nevada Land's land is checker-boarded by publicly-owned land.

     Before we bought Nevada Land, the property had been under the ownership of a succession of railway companies, to whom it was not a core asset. Accordingly, we believe that the potential of the property had never been fully exploited.

     After acquiring Nevada Land, we completed a "highest and best use study". This divided the land into 7 categories and developed strategies to maximize the value of each type of asset. These strategies include:

     - land exchanges where Nevada Land transfers parcels of its land for land owned by various government agencies. The Bureau of Land Management and other government agencies are motivated to conduct land exchanges for a variety of purposes, including obtaining environmentally sensitive lands for conservation purposes or consolidating their land holdings;
     - the development of land in and around fast-growing towns in northern Nevada;
     -    the development of water rights and management of mineral rights; and
     -    the outright sale of land and water assets.

     During the period from April 23, 1997 until December 31, 1999, Nevada Land sold approximately 69,531 acres of land for $8.7 million and non-essential water assets for $379,000. The average price received has been $124.95 per acre, compared to our average acquisition cost of $34.92 per acre. Therefore, the proceeds from selling 5.1% of the land area equal 18.4% of the land's initial cost. This has been accomplished with less than 10% of the land in the 3 highest value categories having been sold.

     The emphasis has been on selling agricultural land (48.0% by acreage, 44.1% by proceeds) and land which could be used for rural/suburban/urban living (23.5% by acreage, 30.9% by proceeds). The lowest average sales price in any category in any year so far was $54.48 per acre.

     In most cases when land is sold, Nevada Land retains the mineral rights.

                         WATER RIGHTS AND WATER STORAGE

     We first entered the water rights and water storage business through our acquisition of Vidler Water Company, Inc. in 1995. Since then, we have acquired, and continue to acquire, additional properties, water rights, and water storage assets.

     The water rights and water storage business is relatively new and complex. For a glossary of terms and more information, please refer to Vidler's web-site at www.vidlerwater.com .

     A water right is the legal right to divert water and put it to beneficial use. Water rights are tradable assets which can be bought and sold, or the use of the water can be leased. Water law and terminology vary from state to state. The value of a water right depends on a number of factors, including location, the seniority of the right, and whether or not the right is transferable.

     We believe that Vidler is one of the leading private companies in the water rights and water storage business in the southwestern United States. Our management identified water as an attractive industry to invest in for the following reasons:

     - there is an escalating supply/demand imbalance for water in the southwest. There are already disparities in both timing and location between available supplies and the areas of highest demand. Meanwhile, demand continues to rise rapidly, fuelled by population growth, economic development, environmental mandates, and the claims of Native Americans;
     -    the market is highly inefficient; and
     - the end product - water - is a low-cost item which is essential to consumers.

     While there is enough water in the region to meet foreseeable demand, the allocation of this water is inefficient. Examples of Inefficiencies which create opportunity for private providers such as Vidler include:

     - the majority of water rights are currently controlled by agricultural users. In many locations, there are insufficient water rights controlled by municipal users to meet present and future demand;
     - the procedures for interstate transfer of water from parties with excess supply in one state to end-users in other states are ineffective. For example, the state of California is currently taking more water from the Colorado River than it is entitled to. However, regulation and procedures are steadily being developed to facilitate the interstate transfer of water; and
     - infrastructure to store water will be required to facilitate interstate transfer and transfers from wet years to dry years. Currently there is only very limited storage capacity in place.

     Vidler is engaged in the following activities:

     - acquiring water rights, redirecting the water to its highest and best use, and then generating cash flow from either leasing the water or selling the right;
     -    development of storage and distribution infrastructure;
     -    purchase and storage of water for resale in dry years; and
     - working with municipalities and state legislators to facilitate the passing of legislation which will result in the efficient allocation of water.

     Vidler's business involves identifying end users, namely municipalities or developers, in the southwest who require water, and then locating a source and supplying the demand, utilizing the company's own assets where possible. These assets comprise:

     - water rights in the states of Colorado, Arizona, Nevada and California. Vidler only acquires water rights in locations where there is current demand or where near-term demand has been clearly identified. Vidler seeks to acquire water rights at prices consistent with their current use, with the expectation of an increase in value if the right can be converted to a higher use; and
     - water storage facilities in Arizona and California. A storage facility earns revenue from charging customers fees for:
          -    "recharge," or inflow;
          -    storage; and
          -    "recovery," or outflow.

     Vidler currently earns revenue from leasing land and water to other parties, and from selling water assets. Vidler owns a number of significant assets which are not yet generating cash flow. If Vidler is successful in commercially developing its water and water storage assets, revenues could be significantly higher in future years if Vidler:

     - secures significant supply contracts utilizing its water rights in Arizona and Nevada; and
     - obtains contracts to store water at its water storage facilities in Arizona and California.

     Vidler's initial objective was to assemble a portfolio of water and water storage assets that would form a viable base for further expansion. The current priority is to develop recurring cash flow from the existing assets. In addition, Vidler has entered into joint ventures with parties who lack the capital or expertise to commercially develop water rights, and continues to explore additional joint venture opportunities.

     This table details Vidler's assets. Please note that this is intended as a summary. All numbers are rounded to the nearest whole number. Item 7 of this Form 10-K contains more detail about these assets, recent developments affecting them, and the current outlook.

     ----------------------------- ------------------------------------------------------- --------------------------------------
             NAME OF ASSET &                         BRIEF DESCRIPTION                            PRESENT COMMERCIAL USE
           APPROXIMATE LOCATION
     ----------------------------- ------------------------------------------------------- --------------------------------------

     ARIZONA:

     HARQUAHALA VALLEY             18,637 acres of irrigated fee title land and 1,902              Leased to farmers.
     70 miles northwest            acres of leased state land
     of metropolitan Phoenix
                                   Approximately 55,913 acre-feet (one acre of
                                   water one foot deep) of transferable
                                   groundwater. Recent state legislation allows
                                   use of the Central Arizona Project Aqueduct
                                   to convey up to 20,000 acre-feet from this
                                   area to cities and communities in the Phoenix
                                   metropolitan area as an assured municipal
                                   water supply.


     VIDLER RECHARGE               An underground  water storage  facility with estimated
     FACILITY                      capacity  exceeding  1 million  acre-feet  and  annual
                                   inflow and outflow capability of more than
                                   100,000 acre-feet. The pilot program was
                                   completed and recharging began on schedule in
                                   1998. Permits are now being obtained for the
                                   full-scale project.

     NEVADA:

     BIG SPRINGS RANCH             39,000 acres of deeded ranchland                                Leased to ranchers.

     120 miles west of Salt Lake   6,398 acres of developable land in and around
     City                          West Wendover, Nevada, which were recently acquired in a
                                   land exchange with the Bureau of Land Management

                                   6,000 acre-feet of certificated water rights, which are the only known practical source of water to support new growth at Wendover and West Wendover

                                   6,000  acre-feet of permitted  water rights (these are
                                   less senior than certificated water rights)

                                   5,950 acre-feet of water rights applications*

     MESQUITE PROJECT              water right applications* for more
                                   than 100,000 acre-feet through a joint
                                   venture with Lincoln County

                                   agreement  to  supply a  developer  with up to  17,000
                                   acre-feet   and  to   construct   the   infrastructure
                                   required to deliver the water

     SILVER STATE LLC              water right applications* for 51,000 acre-feet

     SANDY                         water right applications* for 2,000 acre-feet

                                   * The numbers provided for water rights
                                   applications indicate the maximum amount which we have filed for. The actual permits we ultimately receive are anticipated to be for smaller quantities.

     ----------------------------- ------------------------------------------------------- --------------------------------------
         COLORADO:

     VIDLER WATER TUNNEL           a 7,500 foot  collection  and  delivery  system  which          Under lease.
                                   transports  water  between  the east and west slope of
                                   the Continental Divide.

                                   476 acre-feet of senior water rights                            61 acre-feet leased.

                                   630 acre-feet of junior water rights

                                   1,000 acre-feet of conditional water rights

     CLINE RANCH                   600 acre-feet of senior water rights

     WET MOUNTAIN                  1,000 acre-feet of priority water rights

     ----------------------------- ------------------------------------------------------- --------------------------------------

             CALIFORNIA:

     SEMITROPIC WATER STORAGE      The  right  to  store   185,000   acre-feet  of  water
     FACILITY                      underground for 35 years

                                   purchase and storage of water for resale in dry years
     ----------------------------- ------------------------------------------------------- --------------------------------------

                          PROPERTY & CASUALTY INSURANCE

     PICO's Property and Casualty Insurance operations are conducted by our California-based subsidiaries Sequoia Insurance Company and Citation Insurance Company.

     Sequoia writes property and casualty insurance in California and Nevada, focusing on the niche markets of farm insurance and small to medium-sized commercial insurance. Sequoia writes a small amount of personal insurance, and is pursuing two opportunities to increase this business.

     In the past, Citation wrote commercial property and casualty insurance in California and Arizona. After the reverse merger was completed, we identified redundancy between Citation and Sequoia, and combined the operations of the two companies. Sequoia now directly writes all business in California and Nevada. Citation is licensed in 7 states, but Arizona is the only state where it is directly writing and the level of premium generated is minor.

     In this segment, revenues come from premiums earned on policies written and investment income on the assets held by the insurance companies.

     The management of Sequoia and Citation take a very selective approach to underwriting and aim to earn an underwriting profit. During the period of our ownership, there have also been a number of management initiatives to improve efficiency and reduce expenses. These include the combination of the operations of Sequoia and Citation, the introduction of an innovative information system, and the re-underwriting of each company's book of business.

     Despite the disruption which inevitably results from these changes, Sequoia has outperformed industry averages by earning a profit from its insurance activities, before investment income, in each of the past 3 years.

     Citation has incurred losses from its insurance business due to a large number of claims in one line of business--artisans/contractors construction defect insurance - which Citation stopped writing in 1995, the year before the reverse merger.

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

     Until 1995, Physicians Insurance Company of Ohio and The Professionals Insurance Company wrote medical professional liability insurance, mostly in the state of Ohio. Physicians and Professionals have stopped writing new business and are being "run off". This means that they are handling claims arising from historical business, and selling investments when funds are needed to pay claims.

     As expected during the run-off process, the bulk of this segment's revenues come from investment income. The Physicians and Professionals portfolios contain some of our strategic investments. This was a factor in our management's decision that the most advantageous alternative was to have Physicians' own claims staff manage the run-off and for us to retain management of the associated investment portfolios.

                            OTHER STRATEGIC HOLDINGS

     As well as investing assets held by the insurance subsidiaries as part of their business, PICO sometimes makes strategic investments with its general corporate funds. The Other Strategic Holdings segment comprises investments where we own less than 50% of the company, and our smaller subsidiaries.

     PICO invests in companies which our management identifies as undervalued based on fundamental analysis. Typically the stocks will be selling for less than tangible book value or appraised intrinsic value -- what we think the company is worth. Often the stocks will also be trading for low ratios of earnings and cash flow, or on high dividend yields. Additionally the company must have special qualities, such as unique assets, potential catalysts for change, or attractive industry characteristics.

     We invest for the long-term, typically 3 to 7 years, and seek to develop a constructive relationship with the company. This may include an appropriate level of shareholder influence, such as encouraging companies to use proper financial criteria when making capital expenditure decisions, or providing financing or strategic input. In the case of large holdings, this will usually include board representation.

     Before a substantial sum is invested, after significant research and analysis, we must be convinced that - for an acceptable level of risk - there is sufficient value to provide the opportunity for superior returns. On rare occasions, we will deviate slightly from our strict value criteria. In these cases, higher risks dictate smaller financial commitments.

     Investments are sold if their price has significantly exceeded our objective, or there have been changes in the business or company which we believe limit further appreciation potential.

     Realized gains from the sale of strategic holdings have been an important contributor to growth in shareholders' equity. The sale of strategic investments contributed an aggregate of $55.1 million in pre-tax gains in the 1996, 1997, 1998 and 1999 income years.

     Our largest strategic investments are in HyperFeed Technologies, Inc., Jungfraubahn Holding A.G., and Australian Oil & Gas Corporation Limited. At year-end, the carrying value of these three strategic holdings was $41.7 million. After allowing for related taxes, these three strategic holdings represented 22.7% of shareholders' equity on December 31, 1999.

          ----------------------------------------- --------------------- ---------------- ------------- ------------------
          December 31, 1999                                               Carrying value   Shares held   Closing price

          Carrying value before taxes:
          HyperFeed Technologies, Inc.              Common & preferred        $ 2,773,000     7,156,538       $4.625
                                                    Warrants                   15,391,000     4,055,195      unlisted
                                                                              -------------------------
                                                    Total                     $18,164,000    11,211,733

          Jungfraubahn Holding A.G.                                            15,305,000       109,200       $140.16
          Australian Oil & Gas Corporation Limited                              8,280,000     7,444,460        $1.11
                                                                          ----------------
          Total carrying value before taxes                                   $41,749,000

          Deferred taxes                                                       (3,340,000)
                                                                          ----------------
          Carrying value, net of taxes                                        $38,409,000

          Notes: 1. Our HyperFeed common and preferred shares are carried under the equity method. This is cost, adjusted for our proportionate share of net losses and other events affecting HyperFeed's equity.
                  2. Our HyperFeed warrants are carried at estimated fair
          value, based on the Black-Scholes model. Full detail is provided in
          Note 4 of Notes to Consolidated Financial Statements, "Investment in Unconsolidated Affiliates"; however, the volatility of the common shares, and their price at December 31, 1999 are important inputs in the valuation. Since the HyperFeed price can be volatile, the carrying value of the warrants can fluctuate considerably from quarter to quarter. We are required to use this accounting treatment; however, it introduces volatility to our reported shareholders' equity.
                  3. We would have to invest $6.6 million to exercise our HyperFeed warrants.
          ----------------------------------------------------------------------

     We also have a small portfolio of alternative investments, where we have deviated from our strict value criteria in an attempt to capitalize on areas of potentially greater growth without incurring undue risk. The total carrying value of this portfolio at year-end was $11.5 million, which represents less than 7% of shareholders' equity. The most significant investments in this group are Conex Continental, Inc. and SISCOM, Inc.

                                 FUTURE STRATEGY

     Over the past 3 years, the majority of PICO's new investments have been in private companies and foreign public companies. New investments were focused in these areas because our management perceived that selected private companies and foreign public companies carried less downside risk and offered greater upside potential than investment in publicly-traded small-capitalization value equities in North America. Despite the fact that many of the popular market indicators are close to record highs, it is well-documented that the majority of stocks in North America actually declined in price during 1999--particularly small-capitalization value stocks.

     Although we have yet to crystallize the value of our private companies, namely Nevada Land and Vidler, and foreign public company investments, we are confident that the overall value of these holdings increased in 1999.

     At current price levels, our management believes that selected small-capitalization value stocks in North America are very attractive on a risk-adjusted basis. Although the actual investments which PICO makes depend on many factors, in the foreseeable future it is likely that new investments will be focused on domestic and foreign small-capitalization value equities, rather than private companies.

EMPLOYEES

     At December 31, 1999 PICO had 145 employees. A total of 6 employees were engaged in land, minerals and related water rights operations; 6 in water rights and storage; 104 in property and casualty insurance operations; 6 in medical professional liability operations; 7 in investment management operations and 16 in holding company activities.

EXECUTIVE OFFICERS

     The executive officers of PICO are as follows:

              Name             Age               Position
              ----             ---               --------
       Ronald Langley          55    Chairman of the Board, Director
       John R. Hart            40    President,  Chief  Executive  Officer and
                                     Director
       Richard H. Sharpe       44    Chief Operating Officer
       Gary W. Burchfield      53    Chief Financial Officer and Treasurer
       James F. Mosier         52    General Counsel and Secretary
       Sheila C. Ferguson      38    Financial Controller
       Maxim C. W. Webb        38    Vice President, Investments


     Except for Sheila C. Ferguson and Maxim C. W. Webb, each executive officer of PICO was an executive officer of Physicians prior to the Merger and became an officer of PICO in November 1996 as a result of the Merger. Sheila C. Ferguson and Maxim C. W. Webb were officers of Global Equity Corporation and became officers of PICO upon the effective date of the PICO/Global Equity Corporation Combination.

     Mr. Langley has been Chairman of the Board of PICO since November 1996 and of Physicians since July 1995 and a Director and Chairman of the Board of Global Equity Corporation since September 1995. Mr. Langley has been a Director of PICO since November 1996 and a Director of Physicians since 1993. Mr. Langley has been a Director of HyperFeed Technologies, Inc., formerly, PC Quote, Inc. ("HyperFeed") since 1995. Mr. Langley has also served as a director of MC Shipping, Inc. since 1997.

     Mr. Hart has been President and Chief Executive Officer of PICO since November 1996 and of Physicians since July 1995 and President and Chief Executive Officer and a Director of Global Equity Corporation since September 1995. Mr. Hart has been a Director of PICO since November 1996 and a Director of Physicians since 1993. Mr. Hart has been a Director of HyperFeed since 1997, a director of Conex Continental, Inc. since August 1997 and a director of SISCOM, Inc. since November 1996.

     Mr. Sharpe has been Chief Operating Officer of PICO since November 1996 and an officer of a former affiliate, American Physicians Life Insurance Company for more than 10 years.

     Mr. Burchfield has been Chief Financial Officer and Treasurer of PICO since November 1996 and an officer of Physicians since March 1990.

     Mr. Mosier has served as General Counsel and Secretary of PICO since November 1996 and of Physicians since October 1984 and in various other executive capacities since joining Physicians in 1981.

     Ms. Ferguson has served in various capacities with the Global Equity Corporation group of companies since 1993, including Director, Treasurer and Financial Controller of Forbes Ceylon Limited from 1993 through 1996. Ms. Ferguson has also served as Financial Controller for Global Equity Corporation since September 1995 and an officer of Global Equity Corporation since June 1997. Ms. Ferguson became Financial Controller of PICO November 20, 1998.

     Mr. Webb has served in various capacities with the Global Equity Corporation group of companies since 1993, including Vice President, Investments of Forbes Ceylon Limited from 1994 through 1996. Mr. Webb became an officer of Global Equity Corporation in November 1997 and Vice President, Investments of PICO on November 20, 1998. Mr. Webb has been a director of Conex Continental, Inc. since August 1997 and a director of SISCOM, Inc. since November 1996.

ITEM 2.  PROPERTIES

     PICO leases approximately 6,354 square feet in La Jolla, California for its principal executive offices.

     Physicians leases approximately 7,900 square feet of office space in Reynoldsburg, Ohio for its headquarters. Sequoia leases office space for its and Citation's headquarters in Monterey, California and for regional claims and underwriting offices in Modesto, Monterey, Ventura, Visalia, Oceanside, Orange, Pleasanton, San Jose and Tarzana, California as well as Midvale, Utah. Nevada Land leases office space in Carson City, Nevada. Vidler and Nevada Land hold significant investments in land, water and mineral rights in the western United States. Forbes & Walker (USA), Inc., a wholly-owned subsidiary, leases office space in New York City, New York which is sub-leased. This lease expires April 2000. See "ITEM 1-BUSINESS-INTRODUCTION."

ITEM 3.  LEGAL PROCEEDINGS

     Members of PICO's insurance group are frequently a party in claims proceedings and actions regarding insurance coverage, all of which PICO considers routine and incidental to its business. Neither PICO nor its subsidiaries are parties to any potential material pending legal proceedings other than the following:

     On January 10, 1997, Global Equity Corporation commenced an action in British Columbia against MKG Enterprises Corp., Vignoble Wines Agency Inc. to enforce repayment of a loan made by Global Equity to MKG. On the same day, the Supreme Court of British Columbia granted an order preventing MKG from disposing of certain assets pending resolution of the action. Global Equity subsequently brought a motion to have a receiver-manager appointed for MKG and Vignoble, which motion has been adjourned. In addition, in March 1999 Global Equity filed an action in the Supreme Court of British Columbia against a third party. This action states the third party had fraudulently entered into loan agreements with MKG. Accordingly, under this action Global Equity is claiming damages from the third party and seeking an order restraining the third party from taking any further action in connection with MKG's assets.

     In connection with the sale of their interests in Nevada Land & Resource Company, LLC by the former members, a limited partnership agreed to act as consultant to Nevada Land in connection with the maximization of the development, sales, leasing, royalties or other disposition of land, water, mineral and oil and gas rights with respect to certain property owned in Nevada. In exchange for these services, the partnership was to receive from Nevada Land a consulting fee calculated as 50% of any net proceeds that Nevada Land actually receives from the sale, leasing or other disposition of all or any portion of the Nevada property or refinancing of the Nevada property provided that Nevada Land has received such net proceeds in a threshold amount equal to the aggregate of: (i) the capital investment by Global Equity and PICO in the Nevada property,
(ii) a 20% cumulative return on such capital investment, and (iii) a sum sufficient to pay the United States federal income tax liability, if any, of Nevada Land in connection with such capital investment. Either party could terminate this consulting agreement in April 2002 if the partnership had not received or become entitled to receive by that time any amount of the consulting fee. No payments have been made under this agreement through December 31, 1999. By letter dated March 13, 1998, Nevada Land gave notice of termination of the consulting agreement based on Nevada Land's determination of default by the partnership under the terms of the agreement. In November 1998, the partnership sued Nevada Land for wrongful termination of the consulting contract. On March 12, 1999, Nevada Land filed a cross-complaint against the partnership for breach of written contract, breach of fiduciary duty and seeking declaratory relief.

     Effective September 1, 1999, the parties entered into a settlement agreement wherein they agreed that the lawsuit would be dismissed without prejudice, and that Nevada Land would deliver a report on or before June 30, 2002 to the limited partnership of the amount of the consulting fee which would be owed by Nevada Land to the limited partnership if the consulting agreement were in effect.

SEE NOTE 16 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "COMMITMENTS AND CONTINGENCIES."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

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

                             1998                                1999
               --------------------------------      ---------------------------
                   High               Low              High              Low
               -------------      -------------      ----------       ----------
1ST QUARTER         $ 35.31            $ 28.44         $ 20.50          $ 13.00
2ND QUARTER         $ 30.00            $ 20.00         $ 25.31          $ 16.19
3RD QUARTER         $ 21.88            $ 11.56         $ 24.88          $ 18.19
4TH QUARTER         $ 18.75            $ 12.75         $ 20.25          $ 12.31


NOTE: AMOUNTS HAVE BEEN ADJUSTED TO REFLECT THE 1-FOR-5 REVERSE STOCK SPLIT EFFECTIVE DECEMBER 16, 1998.

     As of December 31, 1999, the closing sale price of PICO's common stock was $12.3125 and there were 1,423 holders of record.

     PICO has not declared or paid any dividends in the last two years and does not expect to pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents PICO's selected consolidated financial data. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this Form 10-K and the consolidated financial statements and the related notes thereto included elsewhere in this document.

                                                                                      Year Ended December 31,
                                                ------------------------------------------------------------------------------------
                                                    1999              1998             1997              1996              1995
                                                -------------     -------------    --------------    -------------     -------------
OPERATING RESULTS                                                                  (In thousands, except share data)
Revenues
     Premium income earned                          $ 36,379          $ 36,131          $ 49,876         $ 38,761          $ 19,542
     Net investment income                             6,605             9,432            13,520            8,086             9,165
     Other income                                     11,721             1,845            26,623           29,889            12,482
                                                -------------     -------------    --------------    -------------     -------------
Total revenues                                      $ 54,705          $ 47,408          $ 90,019         $ 76,736          $ 41,189
                                                =============     =============    ==============    =============     =============
Income (loss) from continuing operations before
extraordinary gain                                  $ (9,228)         $ (9,319)         $ 19,156         $ 20,404          $ 15,063
Income from discontinued operations, net                                 1,075               456            3,301               778
Extraordinary gain, net of tax                           442
                                                -------------     -------------    --------------    -------------     -------------
Net income (loss)                                   $ (8,786)         $ (8,244)         $ 19,612         $ 23,705          $ 15,841
                                                =============     =============    ==============    =============     =============
PER COMMON SHARE RESULTS--BASIC:
  Income (loss) from continuing operations           $ (1.03)          $ (1.56)           $ 3.04           $ 3.69            $ 2.75
  Income from discontinued operations                                     0.18              0.07             0.59              0.14
 Extraordinary gain, net of tax                         0.05
                                                -------------     -------------    --------------    -------------     -------------
  Net income (loss)                                  $ (0.98)          $ (1.38)           $ 3.11           $ 4.28            $ 2.89
                                                =============     =============    ==============    =============     =============
WEIGHTED AVERAGE SHARES OUTSTANDING                8,998,442         5,981,814         6,302,401        5,538,199         5,487,238
                                                =============     =============    ==============    =============     =============
PER COMMON SHARE RESULTS--DILUTED:
  Income (loss) from continuing operations           $ (1.03)          $ (1.56)           $ 2.93           $ 3.55            $ 2.75
  Income from discontinued operations                                     0.18              0.07             0.57              0.14
 Extraordinary gain, net of tax                         0.05
                                                -------------     -------------    --------------    -------------     -------------
  Net income (loss)                                  $ (0.98)          $ (1.38)           $ 3.00           $ 4.12            $ 2.89
                                                =============     =============    ==============    =============     =============
WEIGHTED AVERAGE SHARES OUTSTANDING                8,998,442         5,981,814         6,540,264        5,748,414         5,487,238
                                                =============     =============    ==============    =============     =============



Note: Prior year share values have been adjusted to reflect the 1-for-5 Reverse Stock Split effective December 16, 1998 and the November 20, 1996 reverse merger of Physicians Insurance Company of Ohio and Citation Insurance Group. Additionally, prior year operating results have also been adjusted to reflect the treatment of American Physicians Life Insurance Company as a discontinued operation.

         PICO consolidated Global Equity Corporation from August 19, 1997. Prior to this treatment, Global Equity Corporation was accounted for using the equity method. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "SIGNIFICANT ACQUISITIONS."

                                                                                    Year Ended December 31
                                               --------------------------------------------------------------------------------
                                                   1999            1998             1997             1996             1995
                                               -------------    ------------     ------------    -------------    -------------
                                                                     (In thousands, except per share data)
FINANCIAL CONDITION
Assets                                             $375,654        $395,176         $430,491         $489,392         $399,292
Unpaid losses and loss adjustment expenses,
     net of discount                               $139,133        $155,021         $196,096         $252,024         $229,797
Total liabilities and minority interest            $206,667        $221,746         $318,142         $380,496         $338,517
Shareholders' equity                               $168,987        $173,430         $112,348         $108,896         $ 60,775
Book value per share                                $ 18.66         $ 19.38          $ 18.66          $ 17.83          $ 11.65


Note: Prior year book value per share values have been adjusted to reflect the 1-for-5 Reverse Stock Split effective December 16, 1998 and the November 20, 1996 reverse merger of Physicians Insurance Company of Ohio and Citation Insurance Group. Book value per share is computed by dividing shareholders' equity by the net of total shares issued less shares held as treasury shares.

SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "SIGNIFICANT ACQUISITIONS" FOR ADDITIONAL DISCUSSION.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY SUMMARY AND RECENT DEVELOPMENTS

INTRODUCTION

     The activities and assets of PICO Holdings, Inc. today are quite different to those of Citation Insurance Group prior to its reverse merger with Physicians Insurance of Ohio, Inc. on November 20, 1996.

RECENT DEVELOPMENTS AND FUTURE OUTLOOK

                      Land, Minerals & Related Water Rights

     In 1999 Nevada Land & Resource Company, LLC recorded $5.4 million of revenue from selling approximately 48,715 acres of land. This represents an average price of $111.51 per acre, and compares to our average acquisition cost of $34.92 per acre for the land component of Nevada Land. Also during 1999, we sold non-strategic water rights for approximately $379,000.

     This is the highest level of annual land sales since we acquired Nevada Land in 1997. In previous years, we did not aggressively pursue land sales until we had a complete understanding of potential land values from the study of "highest and best use".

     Approximately 80% of the sales (by value) were settled for cash, and Nevada Land provided partial financing for the balance. Vendor finance is collateralized by the land, carries a 10% interest rate, and is subject to a minimum 20% down-payment.

     We expect increased land sales and land exchange activity in 2000 and 2001. Factors contributing to this include:

1. increased demand for private land by mining companies due to more restrictive use of government land;
2. increased demand from parties seeking to buy land from us to use as currency to conduct land exchanges of their own; and
3. in an effort to accelerate land exchanges, Nevada Land has recently employed 2 specialist staff who will be physically located in the Bureau of Land Management offices.

     In 1999, Nevada Land increased its efforts to encourage exploration for minerals on the property. During 1999, mining leases were granted over 24,015 acres, compared to 8,176 acres in 1998. Should mining commence, the leases typically entitle Nevada Land to receive a 3.5% net smelter royalty on the gross production of precious metals and 0.75% on base metals. Although there is no guarantee that any mines will be developed, potentially Nevada Land could earn significant royalty income in future years.

     In the first quarter of 2000, Nevada Land applied for an additional 30,720 acre-feet of water rights for the beneficial use of irrigating arable land. If this application is successful, the value and marketability of the associated 7,680 acres of land will increase. In addition, we currently own 4,603 acre-feet of certificated water rights and 2,896 acre-feet of permitted water rights related to Nevada Land.

                      Water Rights and Water Storage Assets

     In contrast to previous years when Vidler Water Company concentrated on acquiring water rights and water storage assets to build a viable platform in the water industry, in 1999 Vidler's focus shifted to development of the existing assets.

     The most important developments were:

     1.       MBT RANCH STORAGE

     We believe that MBT Ranch Storage is currently Vidler's most significant individual asset.

     Vidler is in the process of constructing a facility to store water underground at MBT Ranch, in the Harquahala Valley, approximately 75 miles west of the Phoenix metropolitan area. The facility will be capable of storing surplus water in a large aquifer underlying much of the valley. When needed, water will be recovered from the aquifer by groundwater wells.

     The MBT Ranch water storage facility is strategically located adjacent to the Central Arizona Project Canal, a conveyance canal running from Lake Havasu to Phoenix and Tucson. We believe that proximity to the CAP is a competitive advantage, because it minimizes the cost of water conveyance facilities.

     On November 1, 1999, Federal interstate water banking regulations were published which will allow water from the Colorado River to be stored offstream in Arizona's Lower Basin for use in the Lower Division States, Arizona, California and Nevada. Since year-end, these regulations have also been approved by the State of Arizona.

     When complete, MBT Ranch Storage will be able to provide storage to effect interstate transfers of water. MBT Ranch Storage is likely to be the first privately-owned water storage facility for the Colorado River system, which is a primary source of water for the Lower Division States. Potential users include local governments in Arizona, the Las Vegas metropolitan area, California, and the Bureau of Reclamation.

     Vidler intends to charge an annual fee based on the amount of water stored, plus separate fees for the recharge, or inflow, and recovery, or outflow, of water.

     In October, 1998, construction of the pilot program was completed and recharging began on schedule. The pilot plant was constructed to determine the most cost-effective method of recharging water, and to obtain hydrogeologic data required to submit the permit for the full-scale project. To this point, only the pilot facility has been permitted and constructed, and Vidler has not attempted to store water at commercial levels.

     During the second quarter of 2000, Vidler expects to receive the necessary permits to operate a full-scale recharge facility. Within 12 months of the necessary permits being issued, Vidler expects to enter into agreements to lease storage capacity. Construction of the recharge and storage facility is expected to take 6 months at a cost not exceeding $10 million.

     Once Vidler has concluded agreements to store water, it will know the rate at which customers need to be able to recover water. At that time, Vidler will be able to design, construct and finance the final stage of the project which will allow full-scale recovery. The cost of constructing the improvements required to recover water at commercial rates cannot be accurately predicted until the needs of Vidler's customers are determined, although this could equal or exceed the $10 million required for the storage facility. Vidler will not be constructing the improvements for full-scale recovery until binding storage contracts are in place.

     Vidler's full-scale recharge facility is anticipated to have the capacity to recharge 100,000 acre-feet per year and to store in excess of 1 million acre-feet in the aquifer underlying Harquahala Valley. Vidler's estimate of the aquifer's storage volume was primarily based on a hydrological report prepared by an independent engineering firm for the Central Arizona Water Conservation District in 1990. The report concluded that there is storage capacity of 3.7 million acre-feet, which is in excess of the 1 million acre-feet indicated by Vidler.

     Vidler will have the right to recover the water it recharged to the subsurface under both the pilot permit and the submitted full-scale permit. Vidler is not required to recover the same molecules of water that it stores, only the same quantity of water.

     Recharge/recovery capacity is significant because it indicates how fast water can be stored underground or pumped from the underground. In wet years, it is important to have a high recharge capacity so that as much available water as possible may be stored. In dry years, the critical factor is the ability to recover water as quickly as possible. There is a long history of recovering water from the aquifer for agricultural users.

     2. HARQUAHALA VALLEY

     During 1999, Vidler acquired approximately 26,926 acre-feet of water rights in the Harquahala Valley, which is located approximately 70 miles northwest of metropolitan Phoenix. Including approximately 1,140 acre-feet of water rights at MBT Ranch, at December 31, 1999, Vidler controlled approximately 55,913 acre-feet of transferable groundwater in the Harquahala Valley area.

     One of the constraints on actually beginning to lease water to customers is the requirement for the water to be conveyed ("wheeled") through the Central Arizona Project Aqueduct ("CAP"). Vidler anticipates negotiating a "wheeling contract" which would allow it to transport water to end-users within Arizona through the Central Arizona Project.

     In the meantime, the Arizona State Legislature recently passed legislation which commits the CAP to convey up to 20,000 acre-feet per annum of Harquahala groundwater to cities and communities in Arizona as an assured municipal water supply. Vidler is in a position to supply this water and is meeting with communities and developers in the Phoenix metropolitan area, some of whom need to secure further water supply to support expected growth.

     There are also potential uses for the water within the Harquahala Basin. To illustrate this point, in the first quarter of 2000, Vidler granted a 24-month option to an electricity generation company to acquire 1,700 acres of land and the associated 5,100 acre-feet of water rights. There will be a lengthy permitting and approval process. Should the option be exercised, the purchase price will be $4,200 per acre of land (or the equivalent of $1,400 per acre-foot of water).

     3. BIG SPRINGS RANCH

     In 1999, Big Springs Ranch completed a land exchange with the Bureau of Land Management which exchanged approximately 70,499 acres of ranch land for approximately 6,398 acres of developable land in and around West Wendover, Nevada.

     West Wendover is a rapidly-growing city adjacent to the Nevada/Utah border in the Interstate 80 corridor. Vidler is exploring its options for the land. These may include sales or joint ventures with developers.

     4. THE MESQUITE PROJECT

     In October, 1999, Vidler announced a public/private joint venture with Lincoln County which had filed more than 100,000 acre-feet of water rights applications, covering substantially all of the unappropriated water in the county. The joint venture intends to supply water to rapidly-growing communities in southern Nevada. The joint venture has announced an initial agreement to supply developers in Mesquite with up to 17,000 acre-feet of water and to construct the necessary infrastructure. The developers have a minimum take-or-pay obligation for 2,000 acre-feet in 2003, rising in annual increments of 2,000 acre-feet to 10,000 acre-feet in 2007. The take-or-pay obligation is comprised of a one-time reservation fee of $1,500 per acre-foot and an ongoing annual user fee, starting at $415 per acre-foot and escalating at 5%. A take-or-pay obligation means that the developers are required to pay Vidler for the agreed amount of water each year, whether they take it or not. Nothing has been received under this agreement to date.

     This joint venture is an example of a transaction where Vidler can partner with an entity (in this case a public entity) to provide them with the necessary capital and skills to commercially develop water assets.

     5. THE COLORADO ASSETS

     Vidler is progressing with the sale of all of the water rights which are currently unutilized, namely approximately 415 acre-feet of absolute senior water rights associated with Vidler Tunnel, approximately 600 acre-feet of senior rights at Cline Ranch, and approximately 700 acre-feet of priority water rights at Wet Mountain.

     In particular, subject to approval by the Denver Water Court, Vidler has agreed to sell its interest in Cline Ranch to Centennial Water and Sanitation District for approximately $2.1 million.


     6. NEW APPLICATIONS FOR WATER RIGHTS

     Vidler has filed approximately 2,000 acre-feet of water rights applications at Sandy, Nevada.

     7. SEMITROPIC

     Vidler has an 18.5% interest (i.e. right to participate) in a water storage facility at Semitropic, near the California Aqueduct, northwest of Bakersfield. Currently Vidler is not storing any water at Semitropic for third parties, however it is actively pursuing a number of potential customers. In the future, Vidler will be able to provide storage to facilitate exchanges and water transfers within California, such as the transfer of water from northern California to southern California.

     Over the first 10 years of the agreement with the Semitropic Water Storage District, Vidler is required to make a minimum annual payment of $2.3 million. Vidler began making the annual payments in November, 1998. In return, Vidler has the right to store up to 185,000 acre-feet of water underground over a 35-year period. Vidler is also required to make an annual payment for operating expenses which amounted to $863,000 in 1999.

     In 1999, Vidler "banked", or stored, approximately 6,300 acre-feet of water at Semitropic with the intention of selling or leasing the water in a dry year. Vidler purchased the water from the Interruptible State Water Project, and was the first private entity to purchase water from the Interruptible State Water Project for resale.

     8. SUMMARY

     In the coming year, Vidler's focus will be on:

     - generating cash flow from the water rights in Arizona, Nevada and Colorado through pursuing lease agreements or the sale of non-strategic assets;
     - completing permitting and construction of the MBT Ranch Storage facility and entering into agreements to lease storage capacity to customers;
     -    leasing storage capacity to customers at Semitropic; and
     - pursuing present and additional water rights applications and partnerships to commercially develop water rights.

                          Property & Casualty Insurance

     As a result of intense competition in the California marketplace and the company's strategy of carefully selecting the business which it is prepared to underwrite, Sequoia Insurance Company has experienced declines in net written premiums in each of the past 3 years. The rate of decline began to slow in the latter part of 1999, and written premiums are up slightly in both January and February, 2000, compared to the same months in 1999. Sequoia's management believes that premium volume will stabilize at around current levels, if not increase.

     Sequoia may be able to earn a higher return on capital if it were able to use its current level of surplus to write more premium volume. To achieve this, Sequoia is examining two separate opportunities to offer selected lines of personal insurance through direct channels.

     In 1999, Citation Insurance Company incurred an underwriting loss principally due to a large number of claims in artisans/contractors insurance. This business was written under Citation's previous management. Citation ceased writing this insurance coverage in 1994, two years before the reverse merger, and none was renewed after the merger. Citation has taken charges in each of the past 3 years to increase claims reserves in this line of business, including a pre-tax charge of $10.1 million in 1999. This charge was calculated on the basis of current claims trends. If current claims trends continue, we believe that our loss reserves in this line of business are adequate. However, if the trend in claims worsens in the future, then additional charges could be required to increase reserves.

     In 1998 and 1999, Sequoia and Citation "pooled," or shared, most of their premiums and expenses. Subject to regulatory approval, this pooling arrangement will be terminated from January 1, 2000. Citation has ceased to write new business, apart from a minor level in the State of Arizona.

                    Medical Professional Liability Insurance

     Due to unfavorable claims trends, in 1999 we took a pre-tax charge to increase Physicians Insurance Company of Ohio's loss reserves by $5 million, or $3.8 million after the related reserves were discounted to reflect the time value of money. This addition to claims reserves was due to a higher than expected number of insurance claims in 1999 for prior years' accidents, compounded by the fact that many of the claims were for smaller than expected amounts, causing more of them to fall below our reinsurance deductibles. This means that we need to pay valid claims ourselves, and that we cannot recover as much as we previously anticipated fom our reinsurers.

                            Other Strategic Holdings

     1. HYPERFEED TECHNOLOGIES, INC.

     HyperFeed is a premier Internet content and solutions provider to the financial services industry. HyperFeed has a number of business-to-business solutions, and its business-to-consumer subsidiary PCQuote.com is an Internet-based provider of high performance, real-time financial data.

     PICO first invested in HyperFeed in 1995 through the purchase of common stock. We invested further capital in HyperFeed as debt which was later converted to equity, and received warrants for providing financing. Shares of HyperFeed closed 1999 at $4 5/8. If we were to exercise all of the HyperFeed warrants which we own, the cash cost of our investment would be approximately $17 million, or $1.518 per HyperFeed share.

     Since our initial investment in HyperFeed, the company's revenues have grown from $13.4 million in 1995 to $33.1 million in 1999. Revenues were up 44% in the 1999 year, and climbed 50% to $9.1 million in the fourth quarter. When announcing the 1999 results on March 7, 2000, HyperFeed's Chief Financial Officer, John Juska, indicated that HyperFeed expected to be "profitable in the second half" of 2000 at the net income level.

     HyperFeed contributed an equity loss of $1.6 million to PICO's 1999 net loss. This is a non-cash item to PICO.

     2. JUNGFRAUBAHN HOLDING A.G.

     During 1999, PICO increased its shareholding in Jungfraubahn to 109,200 shares, which equates to a shareholding of approximately 18.7%. At year-end, our investment in Jungfraubahn had a cost basis of $14.9 million, a market value of $15.3 million, and a net book value of $15.2 million, after allowing for taxes on the unrealized gain.

     3. AUSTRALIAN OIL AND GAS CORPORATION LIMITED

     During the year we increased our shareholding to 7,444,460 shares, representing approximately 15.9% of Australian Oil and Gas. At December 31, 1999, the investment had a cost basis of $7.8 million, a market value of $8.3 million, and a net book value of $8.1 million, after allowing for taxes on the unrealized gain.

     4. CONSOLIDATION OF CONEX CONTINENTAL, INC.

     In the fourth quarter of 1999, PICO converted all of the securities which it held in Conex to common shares. At December 31, 1999, PICO owned 228,148,343 common shares in Conex, equivalent to 83.4% of the company. Conex was an equity-accounted affiliate until it became a consolidated subsidiary on August 3, 1999.

     Conex's principal asset is a 60% interest in Guizhou Jonyang Machinery Industry Limited, a joint venture which manufactures wheeled and tracked hydraulic excavation equipment in the Guizhou province of the People's Republic of China. Conex accounts for this stake by the equity method so the interest in the joint venture is not consolidated into the financial statements of either Conex or PICO.

     At year-end, the carrying value of PICO's stake in Conex was $5.8 million, after deducting the interest of the outside shareholders in Conex. In 1999, Conex contributed a net loss of $2.1 million to PICO, after outside equity interests.

     5. CONSOLIDATION OF SISCOM, INC.

     We have been building our investment in SISCOM since 1996, which culminated in SISCOM becoming a consolidated subsidiary in 1999. We now own 4,431,000 common shares and 1,250,000 convertible preferred shares in SISCOM, which represents 54.6% of SISCOM's voting stock. Assuming conversion of our preferred stock and the exercise of all options and warrants which SISCOM has outstanding, we own approximately 45.4% of SISCOM.

     SISCOM markets its own proprietary technology to the sports and broadcast industries. HyperVideo, SISCOM's flagship product, is emerging as a critical component for content companies and organizations seeking to manage and improve the value of their digital video assets. HyperVideo captures, annotates, stores, retrieves, edits, and outputs digital video. SISCOM is actively exploring ways to leverage this technology in the broadband delivery of combined video and related information associated with the digital assets, either through the internet or set-top boxes.

     After deducting the interest of the outside shareholders in SISCOM, at December 31, 1999, the carrying value of our investment in SISCOM was approximately $1.7 million, and SISCOM contributed a 1999 net loss of approximately $413,000.

     6. PROSPECT OIL & GAS, INC.

     Prospect Oil & Gas is engaged in precision horizontal drilling in proven oil and gas fields in North Dakota. The rate of decline on pilot program wells was greater than anticipated and did not justify further drilling. In the fourth quarter of 1999, we took a pre-tax charge of $3.2 million to write down the carrying value of our investment in the oil and gas venture to $1 million.

     In the first quarter of 2000, a private oil and gas company acquired our interest in Prospect Oil & Gas for $1 million in stock.

                                 Rights Offering

     On February 9, 2000, we registered on Form S-3 with the U. S. Securities and Exchange Commission to offer 6,546,497 shares of PICO stock at a price of $15 per share in a rights offering. You should refer to the Form S-3 dated February 9, 2000 for full information.

     Shareholders were offered 1 right to buy 1 new share at $15 for every 2 common shares held at March 1, 2000.

     An investment partnership called PICO Equity Investors, L.P. has agreed to acquire shares that are not subscribed for, up to a total of 3,333,333 shares with an aggregate subscription price of $50 million. In the event that less than 3,333,333 shares of common stock remain unpurchased by our shareholders on March 27, 2000, PICO Holdings, Inc. has committed to sell, and PICO Equity Investors, L.P. has committed to purchase, the number of shares necessary to increase the total number of shares purchased by PICO Equity Investors, L.P. to 3,333,333.

     We intend to use the net proceeds of the offering for developing existing water and water storage assets, acquiring additional water assets, strategic investments, and general working capital needs. Also, see Note 23 of Notes to Consolidated Financial Statements, "Subsequent Events."

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

SUMMARY

     PICO reported a net loss of $8.8 million, or $0.98 per diluted share, for 1999 compared with a net loss of $8.2 million, or $1.38 per diluted share, in 1998 and net income of $19.6 million, or $3.00 per diluted share, during 1997. Although the net loss is 6.6% higher in 1999, the loss per share is 29% lower than in 1998 because the weighted average number of shares in 1999 was higher than in 1998. This resulted from the shares issued to acquire the outstanding minority shareholdings in Global Equity Corporation at December 16, 1998, which were only outstanding for a short period in 1998, but for the full year of 1999.

     Shareholders' equity at December 31, 1999 was $169 million, compared to $173.4 million at the previous year-end. Book value per share at December 31, 1999, calculated on an undiluted basis net of treasury shares, was $18.66 compared to $19.38 at year-end 1998. The 1999 change in shareholders' equity resulted primarily from the following:

     - an increase of $2.9 million in additional paid-in capital from the exercise of 120,000 warrants;
     - an increase of $3.3 million from improvement in net unrealized investment gains, net of tax;
     -    an $8.8 million decrease from the 1999 net loss; and
     - a reduction of $1.6 million from unrealized foreign currency translation loss.

     The 1999 $8.8 million net loss consisted of a $23.3 pre-tax million loss from continuing operations, partially offset by a $13.3 million income tax benefit, $706,000 in minority interest and a $442,000 extraordinary gain, net of tax. This compares to a $12.6 million loss from continuing operations in 1998 ($23.8 million in income in 1997), $1.3 million in income tax expense in 1998 ($7.8 million of expense in 1997) and income from discontinued operations in 1998 of $1.1 million ($456,000 in 1997).

      Income tax benefits recorded in 1999 of $13.3 million included reductions in income tax valuation allowances of $8.4 million. Of this amount, $6.5 million became available as a result of recent changes in federal income tax legislation.

     Included in PICO's $23.3 million loss from continuing operations before taxes and minority interest were the following:

LAND, MINERALS AND RELATED WATER RIGHTS

- $1.1 million in income from Nevada Land & Resource Company, on revenues of $7.1 million, excluding an extraordinary gain of $670,000, before taxes;

WATER RIGHTS AND WATER STORAGE

-    A $4.6 million loss from Vidler Water Company, on revenues of $1.1 million;

PROPERTY AND CASUALTY INSURANCE

- $2.2 million in income from Sequoia Insurance Company, including $401,000 of favorable loss development;
- A $5.9 million loss from Citation, including $10.1 million in unfavorable claims experience from artisan/contractors insurance coverage;

     Citation discontinued writing artisan/contractors insurance in 1994, prior to our merger. See "Property and Casualty Insurance" for a more detailed discussion.

MEDICAL PROFESSIONAL LIABILITY INSURANCE
-    A $4.8 million loss from Physicians Insurance Company of Ohio;

     Physicians added $2.6 million to gross insurance loss and loss adjustment expense reserves principally due to unfavorable claims frequency. Although claims frequency was higher than expected, claims severity was less than expected, which resulted in fewer than expected claims exceeding reinsurance retention levels and a resultant $3.6 million decrease in expected reinsurance recoveries. This was partially offset by claims reserve discounting of $1.2 million and a reduction in prior reinsurance premiums of $1.9 million.

 OTHER STRATEGIC HOLDINGS
- $2.6 million in realized investment gains from the sale of European securities;
- $3.2 million permanent write-down of a portion of an oil and gas investment;
- $2.5 million loss from Conex Continental Inc. and its sino-foreign joint venture (before minority interest of $447,000);
-    $2.1 million loss from HyperFeed Technologies, Inc.;
-    $672,000 loss from SISCOM, Inc. (before minority interest of $259,000);
-    $4.1 million in overhead expenses; and
-    $1.4 million in various other expenses, net of other income.

     PICO's ongoing operations are organized into five segments: Land, Minerals and Related Water Rights; Water Rights and Water Storage; Property and Casualty Insurance; Medical Professional Liability Insurance; and Other Strategic Holdings.

    Revenues and income before taxes and minority interests from continuing operations, by business segment, are shown in the following schedules:

    OPERATING REVENUES--CONTINUING OPERATIONS:

                                                   Year Ended December 31,
                                          -------------------------------------
                                            1999          1998          1997
                                          ----------    ----------    ---------
                                                        (in millions)
Land, Minerals and Related Water Rights       $ 7.1         $ 2.8         $ 2.8
Water Rights and Water Storage                  1.1           0.6           0.3
Property and Casualty Insurance                40.0          42.9          57.0
Medical Professional Liability Insurance        3.1           2.4           3.9
Other Strategic Holdings                        3.4          (1.3)         26.0
                                          ----------    ----------    ---------
      Total Revenues-Continuing Operations   $ 54.7        $ 47.4        $ 90.0
                                          ==========    ==========    =========


    Revenues for 1999 were $54.7 million, compared to $47.4 million in 1998 and $90 million in 1997. Excluding realized investment gains and losses, revenues increased $2.4 million over 1998, primarily due to increased land sales in our land, minerals and related water rights operations, but were $14.4 million less than in 1997. Lower property and casualty insurance earned premiums accounted for most of the decline since 1997. Property and casualty insurance premiums and a reinsurance premium reduction from medical professional liability insurance resulted in premium income for 1999 that was slightly higher than in 1998. Property and casualty insurance premium writings declined in 1998, primarily due to more stringent underwriting standards applied to Citation's property and casualty insurance business, as well as continued aggressive competition for commercial multiple peril insurance business within California.


    INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST--CONTINUING OPERATIONS:
    -----------------------------------------------------------------------

                                                        Year Ended December 31,
                                          -------------------------------------
                                            1999          1998         1997
                                          ----------   -----------   ----------
                                                       (in millions)
Land, Minerals and Related Water Rights       $ 1.1         $ 0.2        $ 0.6
Water Rights and Water Storage                  (4.6)          (2.0)       (0.6)
Property and Casualty Insurance                (3.7)          2.8          5.6
Medical Professional Liability Insurance       (4.8)         (4.4)         0.8
Other Strategic Holdings                      (11.3)         (9.2)        17.4
                                          ----------   -----------   ----------
  Income (Loss) Before Tax and Minority
     Interest                               $ (23.3)      $ (12.6)       $23.8
                                          ==========   ===========   ==========


    Total expenses for 1999 were $73.9 million, compared to $58.4 million in 1998 and $64.7 million in 1997. Included in the 1999 total were loss and loss adjustment expenses of $35.2 million, compared to $30.5 million during the same 1998 period, and $34.3 million during 1997. Loss and loss adjustment expenses would have been considerably lower had it not been for the significant reserve strengthening taken in 1999 by our insurance operations, as discussed above.

     Total assets at December 31, 1999 were $375.7 million, compared to $395.2 million at December 31, 1998. Most of this decline resulted from the payment of insurance claims by Physicians, which reduced insurance liabilities and corresponding cash and cash equivalent balances, investments and reinsurance receivables.

    Shares outstanding and per share calculations for prior years have been adjusted to reflect the December 16, 1998 1-for-5 Reverse Stock Split following the PICO/Global Equity Corporation Combination.

    In June 1997, the Financial Accounting Standards Board established standards for disclosure of comprehensive income, which PICO adopted in 1998. As the name suggests, comprehensive income includes more than just the income reported in the statement of operations. For PICO, it also includes foreign currency translation and the change in unrealized investment gains and losses on available for sale securities. In 1999, PICO recorded a comprehensive loss of $7 million. The 1999 comprehensive loss included the $8.8 million net loss, as discussed above, and a $1.6 million decrease due to foreign currency translation. Included in 1999 comprehensive loss was an offsetting unrealized gain of $3.3 million from the increase in value of investments, principally HyperFeed warrants. The 1999 comprehensive loss of $7 million compares to a $11.2 million loss in 1998, which included an $8.2 million net loss, $39,000 in net unrealized investment gains and a loss in accumulated foreign currency translation of $3 million. Comprehensive income for 1997 was $4.3 million, which included $19.6 million in net income (principally due $21.4 million in realized gains from the sale of PICO's investment in Resource America, Inc., before tax), a $13.2 million unrealized depreciation of investments , and a loss in accumulated foreign currency reserve of $2.2 million.


LAND, MINERALS AND RELATED WATER RIGHTS



                     LAND, MINERALS AND RELATED WATER RIGHTS
                       NEVADA LAND & RESOURCE COMPANY, LLC

                                                                Year Ended December 31,
                                                                -----------------------
                                                          1999           1998           1997
                                                          ----           ----           ----
                                                                   (in millions)

REVENUES - LAND, MINERALS AND RELATED WATER RIGHTS:
   Sale of Land, Minerals and Related Water Rights       $ 5.8          $ 2.0          $ 1.5
   Lease and Other Income                                  1.3            0.8            1.3
                                                       ---------      ---------      ---------
     Segment Total Revenues                              $ 7.1          $ 2.8          $ 2.8
                                                       =========      =========      =========

INCOME BEFORE TAX
   Nevada Land and Resource Company LLC                    1.1            0.2            0.6
                                                       ---------      ---------      ---------
      Income Before Tax                                  $ 1.1          $ 0.2          $ 0.6
                                                       =========      =========      =========


    Revenues generated from Nevada Land were approximately $7.1 million during 1999, compared to $2.8 million in 1998 and $2.8 million for the period April 23, 1997 to December 31, 1997. Most of this significant growth in 1999 resulted from the sale of 48,715 acres of land for proceeds of $5.4 million compared to 5,866 acres in 1998 for proceeds of $1.7 million and 14,949 acres in 1997 for proceeds of $1.5 million. This increase in land sales is primarily attributable to increased sales efforts based upon the recently completed "highest and best use" land use study. In addition 125 acre-feet of water rights were sold for proceeds of $379,000 in 1999 representing a sale of Nevada Land's non-strategic water rights.

    Lease and other revenues include land leases, principally for grazing, agricultural, communications and easement purposes. In 1999, revenues from land leases increased by $500,000 to $1.3 million, compared to $800,000 in 1998. This increase was due to the inception of new leases and increased royalties. The $500,000 decrease from 1997 to 1998 resulted largely from a reduction in geothermal royalties.

    During 1999, Nevada Land earned $25,000 from mining leases based on 24,015 acres of land, compared to $9,000 for 1998 on 8,176 acres and $4,000 for 1997 on 3,218 acres. The mining leases are with Newmont Gold Corporation and give Newmont the right to mine the land. Nevada Land will earn a net smelter royalty based on 3.5% of gross production if commercial mining is undertaken.

    Nevada Land recorded $1.1 million in income before taxes in 1999 compared to $200,000 in 1998 and $600,000 in 1997. Increases in land sales and lease income were the primary factors behind this growth.

WATER RIGHTS AND WATER STORAGE

                         WATER RIGHTS AND WATER STORAGE
                           VIDLER WATER COMPANY, INC.

                                                     Year Ended December 31,
                                                     -----------------------
                                              1999          1998         1997
                                              ----          ----         ----
                                                        (in millions)
REVENUES - WATER RIGHTS AND WATER STORAGE:
   Sale of water rights                     $ 0.3         $ 0.2
   Water service revenue                      0.2           0.2         $ 0.2
   Agricultural leases                        0.5           0.2           0.1
   Other income                               0.1
                                          ---------     ---------     ---------
      Segment Total Revenues                $ 1.1         $ 0.6         $ 0.3
                                          =========     =========     =========

Expenses:
   Consulting and engineering                 0.3           0.1
   Interest                                   0.7           0.2
   Operations and maintenance                 0.9           0.2
   Salaries and benefits                      1.1           0.6           0.4
   Professional fees                          0.6           0.7
   Depreciation and amortization              0.8           0.2           0.2
   Taxes, licences and fees                   0.2           0.1
   General, administration and other          1.1           0.5           0.3
                                          ---------     ---------     ---------
                                              5.7           2.6           0.9
LOSS BEFORE TAX:
   Vidler Water Company, Inc.              $ (4.6)       $ (2.0)       $ (0.6)
                                          =========     =========     =========


    Revenues generated by Vidler were approximately $1.1 million for 1999, compared to $600,000 in 1998 and $300,000 in 1997. Vidler sold 300 acre-feet of water rights during 1999 for $300,000 compared to 600 acre-feet in 1998 for $200,000.

    Water service revenue has remained constant at $200,000 during the three year period. This revenue is generated from leases under a perpetual agreement. Payments for these leases are indexed to the consumer price index ("CPI"), with a 3% minimum increase per year. Once water rights or assets are leased in perpetuity, they cannot be leased again unless the lease is canceled, if cancelable. Consequently, future revenue growth beyond the limits of these CPI escalators is dependent upon growth in leases not subject to perpetual agreements, development of existing assets, and acquisition of additional water rights and water related assets for subsequent lease or sale. The sale of water rights or assets reduces future revenue streams from water rights and assets until those assets can be replaced.

    Agricultural lease income increased to $500,000 during 1999 compared to $200,000 in 1998 and $100,000 in 1997. The increase in agricultural lease income resulted from the additional lands purchased in the Harquahala Valley in Arizona. During 1999, Vidler acquired 26,926 acre-feet of water rights with the acquired lands. Including the 1,140 acre-feet of water rights at MBT Ranch, at December 31, 1999, Vidler controlled approximately 55,913 acre-feet of transferable groundwater in the Harquahala Valley area.

    Vidler is in the process of constructing a facility to store water underground at MBT Ranch, in the Harquahala Valley. The facility will be capable of storing surplus water in a large aquifer underlying much of the valley. When needed, water can be recovered from the aquifer by groundwater wells.

    The MBT Ranch Water Storage facility is strategically located adjacent to the Central Arizona Project Canal, a conveyance canal running from Lake Havasu to Phoenix and Tucson. We believe that proximity to the Central Arizona Project Canal is a competitive advantage, because it minimizes the cost of water conveyance facilities. Vidler intends to charge fees for both the recharge, or inflow, and recovery, or outflow, of water. Vidler also intends to charge an annual fee based on the amount of water stored.

    The increase in expenses of $3.1 million from 1998 to $5.7 million and the increase to $2.6 million from 1997 from $900,000 relates to the overall increase in activity at Vidler including acquisitions of water rights and lands as well as further development in Vidler's other projects. Individual expense categories are detailed in the above table. Costs were incurred to develop and preserve existing assets and for the acquisition of additional assets, to complete engineering and geological studies, lobbying and the identification and development of target assets for future growth. The expenses relate to the acquisition of lands as well as to the overall increase in business activity revolving around the commencement of active recharge/storage/recovery operations. Construction of the recharge and storage facility is expected to take 6 months at a cost not exceeding $10 million.

    Included in amortization expense is the annual amortization expense of $700,000 of the operating lease at the Semitropic Water Storage facility. The lease is payable over 10 years and allows Vidler to operate the asset for 35 years. Revenue will be generated from the asset through the recharge, storage and recovery of water. Annual operating and maintenance fees of $900,000 related to Semitropic are included in maintenance expense.

    Interest expense in 1999 of $700,000 relates to interest owing on notes assumed to acquire lands. The 1999 amount increased $500,000 from 1998 due to the additional land acquired.

    Vidler controls water rights in Nevada, Arizona and Colorado. In Nevada and Arizona, Vidler controls approximately 12,000 acre-feet and 56,000 acre-feet, respectively. There are no known legal impediments for the sale of these water rights. In addition, there are no known legal impediments pertaining to the conveyance of the Nevada water. Conveyance of the Arizona water underlying Vidler's Arizona water rights is subject to additional regulatory approval. Vidler's Colorado water rights amount to approximately 3,000 acre-feet. Sale or transfer of certain of these rights may require approval by the state water courts.

PROPERTY AND CASUALTY INSURANCE

                         PROPERTY AND CASUALTY INSURANCE

                                                  Year Ended December 31,
                                                  -----------------------
                                               1999         1998          1997
                                               ----         ----          ----
P & C INSURANCE REVENUES:                               (in millions)
     Earned Premiums - Sequoia                $ 16.9       $ 18.1         $ 32.8
     Earned Premiums - Citation                 17.5         18.1           17.4
     Investment Income                           5.0          5.5            5.6
     Realized Investment Gains                  (0.2)         0.2            0.2
     Other                                       0.8          1.0            1.0
                                              ------       ------         ------
          Total P&C Revenues                  $ 40.0       $ 42.9         $ 57.0
                                              ======       ======         ======
P & C INSURANCE INCOME (LOSS) BEFORE TAXES:
    Sequoia Insurance Company                  $ 2.2        $ 3.6          $ 4.3
     Citation Insurance Company                 (5.9)        (0.8)           1.3
                                              ------       ------         ------
          Total P&C Income Before Taxes        $(3.7)       $ 2.8          $ 5.6
                                              ======       ======         ======
    Earned premiums comprise the majority of the Property and Casualty Insurance segment revenues. Premiums are earned pro-rata throughout the year according to the coverage dates of the underlying policies. Total Property and Casualty Insurance revenues for 1999 were $40 million compared to $42.9 million in 1998 and $57.0 in 1997. Declining earned premiums accounted for most of this decrease between years. Total Property and Casualty Insurance earned premiums for 1999 were $34.4 million, compared to $36.2 million in 1998 and $50.2 million in 1997. Earned premiums declined 28% from 1997 to 1998, principally as a result of increased underwriting selectivity applied to Citation's business and aggressive competition for commercial multiple peril business within the state of California. All new property and casualty insurance applications and policies scheduled to renew are processed through Sequoia and subjected to Sequoia's underwriting standards which are much tighter than those previously employed by Citation. As a result, a significant portion of Citation's prior book of business was not renewed in 1998. The 5% decline in earned premiums from 1998 to 1999 principally reflects the continued aggressive competition.

    The primary reason for the decline in Sequoia's earned premiums from $32.8 million in1997 to $17.4 million in 1998 (see above table) was the reinsurance pooling agreement, which resulted in the equal splitting of earned premiums, prospective losses and loss adjustment expenses and operating expenses between Sequoia and Citation from January 1, 1998 forward. Effective January 1, 1998, Sequoia and Citation entered into a reinsurance pooling agreement which provides for pooling of all insurance premiums, losses, loss adjustment expenses and administrative and other insurance operating expenses between Sequoia and Citation. The reinsurance agreement calls for these items to be split equally between the two companies.

     Direct premium writings in 1999 for Sequoia were $35.6 million, down 12.5% from the $40.7 million of 1998 and down 13.2% from the $41.0 million of 1997. Citation wrote $883,000 in direct premiums in 1999, compared to $1.9 million in 1998 and $14.9 million in 1997.

    Investment revenues from Property and Casualty Insurance operations in 1999 were $5 million, down 9% from 1998's $5.5 million and 10.7% from 1997's $5.6 million. These decreases principally resulted from changes in the mix of fixed income or short-term securities versus equity securities. As shown in the table above, realized investment gains were minimal in each of the periods.

    Property and Casualty Insurance operations produced a $3.7 million loss before federal income taxes in 1999, compared to $2.8 million in income during 1998 and $5.6 million of income in 1997. Most of these variances between years was because the 1999 loss included $10.1 million in unfavorable prior years' claims experience, primarily from Citation's prior artisan/contractor line of insurance, which was no longer offered after 1995. This was partially offset by approximately $401,000 of favorable claims experience for prior years from Sequoia. In 1999, artisan/contractors or construction defects claims continued to be reported at a higher than expected rate, resulting in the need to once again increase loss reserves. Citation's average loss ratio, or the ratio of losses and loss adjustment expenses incurred to earned premiums, for all years from 1989 to 1995 for this insurance coverage is over 375%. This experience is not unique to Citation, but appears to be problematic for all insurers who have written this type of coverage in California in the 1980's and 1990's due to a number of factors, including:

     - the general decline of the California real estate market in the early 1990's which tended to encourage property owners to seek a measure of relief through the filing of claims against contractors and related parties for construction defects; and
     - in recent years, three California judicial decisions have added great uncertainty to the statute of limitations for construction property damage claims and the duty of an insurer to defend the policyholder against such claims.

     However, on January 1, 1996, the Calderon bill took effect in California, which makes construction defect lawsuits more difficult to file. With these additions to Citation's reserves, we are assuming that the reporting of new artisans/contractors claims has peaked and that future calendar years will see decreases in the numbers of new claims. Nevertheless, insurance reserves, particularly for Citation's artisan/contractors coverage, can be, and have been, highly volatile and unpredictable and may go up or down significantly in the future.

    The 1998 $2.8 million income included approximately $3.7 million in unfavorable claims experience from Citation's artisan/contractors business, partially offset by $2.1 million of Sequoia's favorable claims experience. The 1997-98 "El Nino" phenomenon is estimated to have cost an additional $1 million in the first half of 1998.

    As a result of these additions to claims reserves, Citation 's combined loss, loss adjustment expense and expense ratio increased to 152.6% in 1999 compared to 126.4% in 1998 and 117.7% in 1997.

    Industry ratios as determined on the basis of generally accepted accounting principles for Citation are shown in the following chart:

            CITATION'S GAAP INDUSTRY RATIOS
                                        1999      1998        1997
Loss and LAE Ratio                     111.7%     84.9%       84.8%
Underwriting Expense Ratio              40.9%     41.5%       32.9%
                                       ------    ------      ------
     Combined Ratio                    152.6%    126.4%      117.7%
                                       ======    ======      ======

    Industry ratios as determined on the basis of generally accepted accounting principles for Sequoia are:

                   SEQUOIA'S GAAP INDUSTRY RATIOS
                                       1999       1998        1997
                                       ------    ------      ------
Loss and LAE Ratio                      53.5%     52.3%       57.3%
Underwriting Expense Ratio              46.3%     43.4%       38.1%
                                       ------    ------      ------
     Combined Ratio                     99.8%     95.7%       95.4%
                                       ======    ======      ======

    Loss and loss adjustment expense ratios, underwriting expense ratios and combined ratios are calculated using net earned premiums as a denominator. Theoretically, a combined ratio of less than 100% indicates that the insurance company is making a profit on its base insurance business before consideration of investment income, realized investment gains or losses, extraordinary items, taxes and other non-insurance items.

    Although slightly less favorable than in 1998, Sequoia's loss experience continued to be favorable in 1999 producing a loss and loss adjustment expense ratio of 53.5% compared to 52.3% in 1998 and 57.3% in 1997. Sequoia's loss ratio has improved over 1997, despite the negative pressures of the 1997-98 El Nino effect and the reinsurance pooling agreement between Sequoia and Citation, which went into effect on January 1, 1998. Management's efforts to reduce exposure to risk through re-underwriting risks in prior years and tighter underwriting and careful selection of risks are chiefly responsible for these improvements. Sequoia's 1999 underwriting expense ratio was 46.3%, up 2.9 percentage points from 1998 and 8.2 from 1997. Expense ratios have tended to escalate as a result of the decreasing level of earned premiums. In addition, in 1999 Sequoia's pension costs were abnormally inflated by the addition of $381,000 to fund its prior defined benefit pension plan, which was frozen as of December 31, 1991. Plan funds had declined as a result of fluctuations in the market value of its underlying securities.

    Property and casualty insurance acquisition expenses were $9.8 million for 1999 compared to $11.2 million in 1998 and $12.1 million in 1997. Commissions to agents were $5.6 million in 1999, $6.7 million in 1998 and $7.7 million in 1997, reflecting the declining level of direct written premiums. Other acquisition expenses were $4 million in 1999, compared to $4.5 million in 1998 and $4.4 million in 1997. Although direct written premiums written decreased by 8.7% from 1997 to 1998, other acquisition expenses increased by 2.4%, or $109,000. This increase in other acquisition expenses resulted from a 1.5% increase in other expenses of PICO's commercial property and casualty insurance companies, Sequoia and Citation. Other expenses are those expenses of the insurance companies other than premium taxes, commissions, loss adjustment expenses and non-insurance expenses. These expenses include salaries, benefits and other expenses of sales and marketing staff. Although the levels of direct written premiums and insurance underwriting expenses has decreased (principally due to realizations of synergies and reductions of overhead expenses), the level of sales and marketing expenses has not decreased correspondingly. As a result, the percentage of other expenses (principally sales and marketing) has actually increased, resulting in a greater deferral of acquisition expenses as a percentage of unearned premiums. The impact of this 1.5% increase in the other expense acquisition percentage was to increase deferred acquisition costs at December 31, 1998 by approximately $279,000. As premiums increase or sales, marketing and other acquisition expenses decrease, this percentage should decrease to or below the 1997 level.

MEDICAL PROFESSIONAL LIABILITY INSURANCE

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                                  Year Ended December 31,
                                              --------------------------------
                                                1999        1998       1997
                                                ----        ----       ----
                                                     (in millions)
MED PROFESSIONAL LIABILITY REVENUES (CHARGES):
  Earned Premiums                               $ 1.9     $ (0.2)      $ 0.2
  Investment Income, Net of Expenses              1.2        2.6         3.7
                                              ---------  ---------   ---------
    MPL Revenues                                $ 3.1     $  2.4       $ 3.9
                                              =========  =========   =========

INCOME (LOSS) BEFORE TAXES                      $ (4.8)   $ (4.4)      $ 0.8
                                              =========  =========   =========


    Physicians Insurance Company of Ohio's and The Professionals Insurance Company's assets are not designated on an individual security basis as belonging either to the Medical Professional Liability Insurance or the Other Strategic Holdings business segment. Consequently, Physicians' invested assets produce income in both the Medical Professional Liability Insurance and Other Strategic Holdings segments. All of Professionals' revenues and pre-tax income are assigned to the Medical Professional Liability Insurance segment. However, all investment income and realized investment gains generated by Physicians from assets in excess of those needed to support the medical professional liability claims are allocated to the Other Strategic Holdings segment. See Note 19 of Notes to the Consolidated Financial Statements, "Segment Reporting."

    Since the withdrawal of Physicians and Professionals from their personal automobile and homeowners lines of business in the late 1980's, medical professional liability has been these two companies' only sources of insurance premiums.

    Medical professional liability insurance revenues were $3.1 million in 1999 compared to $2.4 million during 1998 and $3.9 million during 1997. As shown above earned medical professional liability premiums increased $2.1 million over 1998 and $1.7 million over 1997 due to recalculation of reinsurance premiums based upon loss experience (see below). Investment income continues to decline (from $3.7 million in 1997 to $2.6 million to $1.2 million in 1999) as a result of the payment of claims and the liquidation of interest-bearing investments.

    Medical professional liability operations produced a 1999 pre-tax loss of approximately $4.8 million compared to a $4.4 million loss in 1998 and $800,000 of income in 1997. Results for all three years were negatively impacted by additions to loss and loss adjustment expense reserves of approximately $ 5 million in 1999, $5 million in 1998 and $2.2 million in 1997. These additions to reserves during the third quarter of 1997 and the fourth quarters of 1998 and 1999 were based upon actuarial analyses indicating some deterioration of Physicians' loss experience. The addition to 1999 loss and loss adjustment expense reserves included unfavorable development in most coverage years resulting in:

     - an increase in direct and assumed loss and loss adjustment expense reserves of $2 million;
     -    a decrease in ceded reinsurance reserves of $3.6 million; and
     - a $560,000 increase in general reserves for the future adjustment of claims (unallocated loss adjustment expense).

    These increases were partially offset by $1.2 million from the discounting of these reserve increases.

    The largest of these adjustments, the $3.6 million decrease in ceded (recoverable) reinsurance reserves, primarily resulted from prior years claims which were less severe (i.e. the average claim cost), but more frequent than originally expected. The effects of the increased frequency of claims were greater than the reduction in incurred losses due to the reduction in claims severity. As a result, direct incurred losses and loss adjustment expense increased by approximately $2 million. Since claims were less severe than expected, fewer met the reinsurance retention thresholds (i.e. the deductibles) and Physicians expects to recover $3.6 million less in reinsurance than it did previously. Partially offsetting these losses, Physicians was able to recover $1.9 million in reinsurance premiums from its reinsurers due to the reduction in ceded loss reserves. In addition to these additions to reserves, claims payments in excess of established reserves throughout 1999 and loss reserve discount accretion added $3.3 million to 1999 incurred losses and loss adjustment expenses.

    The addition to 1998 reserves included additions to loss and loss adjustment expense reserves for virtually all loss years (years in which losses were incurred). These additions primarily were necessitated by an increased incidence of claims reported on behalf of claimants that allegedly were injured as minors and had attained the age of majority. No significant unusual activity was noticed in this area in 1999.

    As discussed above, medical professional liability investment income and earned premiums continually declined from 1997 through 1999 due to the runoff of the medical professional liability business and the decreasing level of loss and loss adjustment expense reserves.

    Physicians' claims department staff continues to process the runoff of the remaining medical professional liability loss and loss adjustment expense claims which is progressing routinely. At December 31, 1999, medical professional liability reserves totaled $53.7 million, net of reinsurance and discount. This compares to $60.9 million at December 31, 1998 and $77.5 million at December 31, 1997. Medical professional liability loss and loss adjustment expense reserves continue to decline as a result of the disposition of claims.

   MEDICAL PROFESSIONAL LIABILITY INSURANCE -- LOSS AND LOSS EXPENSE RESERVES

                                                    Year Ended December 31,
                                     ----------------------------------------
                                       1999           1998           1997
                                     ---------      ---------      ----------
                                                    (in millions)
Direct Reserves                         $81.6         $ 97.1          $121.4
Ceded Reserves                          (20.4)         (27.7)          (34.8)
Discount of Net Reserves                 (7.5)          (8.5)           (9.1)
                                     ---------      ---------      ----------
   Net Medical Professional
      Liability Insurance Reserves      $53.7         $ 60.9          $ 77.5
                                     =========      =========      ==========


    Although Medical professional liability insurance reserves are certified annually by two independent actuaries, as required by Ohio insurance regulations, significant fluctuations in reserve levels can occur based upon a number of variables used in actuarial projections of ultimate incurred losses and loss adjustment expenses.

OTHER STRATEGIC HOLDINGS

                        OTHER STRATEGIC HOLDINGS REVENUES

                                                   Year Ended December 31,
                                               --------------------------------
                                               1999         1998         1997
                                                        (in millions)

OTHER STRATEGIC HOLDINGS REVENUES (CHARGES):
  Realized Investment Gain (Loss)               $ 0.6     $ (4.4)       $ 21.3
  Investment Income                               0.7        2.1           2.3
  Other Income                                    2.1        1.0           2.4
                                                -----     ------        ------
    Other Stragetic Holdings Revenues (Charges) $ 3.4     $ (1.3)       $ 26.0
                                                =====     ======        ======

    Other Strategic Holdings revenues for 1999 were $3.4 million, compared to a charge of $1.3 million in 1998 and $26 million in income in 1997. Realized investment gains were $600,000 for 1999 compared to a $4.4 million loss in 1998 and $21.3 million in gains in 1997. The 1999 realized investment gains were net of an approximate $3.2 million write-down of an oil and gas equity investment.

    Revenues for 1998 included approximately $8.2 million in write-downs of equity investments, partially offset by realized investment gains from the sale of equity securities. Included in the $21.3 million of 1997 realized investment gains was approximately $27 million, before taxes, resulting from the exercise of PICO's warrants to buy common stock of Resource America Inc. and the subsequent sale of that stock.

     Investment income from the Other Strategic Holdings segment in 1999 was approximately $700,000, compared to $2.1 million in 1998 and $2.3 million in 1997. The changes in investment income are due to reduced levels of interest and dividend paying securities and the reduction in the size of Physicians' portfolio due to the payment of medical professional liability insurance claims (See the Medical Professional Liability Insurance segment).

    Other income in 1997 included $1.8 million in interest income based upon the value of common stock warrants granted to PICO in 1997 by HyperFeed Technologies, Inc. as consideration for extension of loan due dates.

    At December 31, 1999, the consolidated investment portfolio was in a net unrealized gain position of approximately $827,000, net of taxes, compared to $2.5 million in unrealized losses at December 31, 1998.


                   OTHER STRATEGIC HOLDINGS INCOME BEFORE TAX

                                                       Year Ended December 31,
                                       -----------------------------------------
                                         1999            1998           1996
                                       ----------     -----------     ----------
                                                       (in millions)
OTHER STRATEGIC HOLDINGS
   INCOME (LOSS) BEFORE TAX:
     Income (Loss) Before Investee Loss   $ (8.5)         $ (7.7)        $ 19.0
     Loss in Investee                       (2.8)           (1.5)          (1.6)
                                       ----------     -----------     ----------
       Income (Loss) Before Tax          $ (11.3)         $ (9.2)        $ 17.4
                                       ==========     ===========     ==========


    Other Strategic Holdings produced a 1999 loss before taxes of $11.3 million, compared to an $9.2 million loss in 1998 and income of $17.4 million in 1997. Included in the 1999 loss was a $3.2 million permanent write-down of an oil and gas investment due to lower than anticipated recoverable reserves. SISCOM contributed a $700,000 loss to 1999. Conex, excluding the equity in the loss of its sino-foreign joint venture, added a loss of $600,000. Realized investment losses, as shown in the previous table, accounted for nearly $4.4 million of the 1998 amount and realized investment gains of $21.3 million were included in 1997. As shown in the table below, PICO's Other Strategic Holdings income can fluctuate greatly from year to year. A number of factors contribute to these fluctuations, including, among other things, the mix of PICO's portfolio, timing of the realization of capital gains, the volume of trading and demand for individual securities PICO owns and fluctuations in the U.S. and world stock and bond markets in general. Therefore, future results cannot and should not be predicted based upon past performance alone. See "RISK FACTORS."

    Loss in investee includes PICO's share of HyperFeed Technologies, Inc. losses for all years presented, plus Conex's losses in 1998 and in 1999 prior to its consolidation on August 1, plus the equity in the loss of Conex's sino-foreign joint venture for all of 1998 and 1999. The HyperFeed loss for 1999 was $2.1 million, compared to a $751,000 loss in 1998 and income of $256,000 in 1997.

DISCONTINUED OPERATIONS

    Discontinued operations consists of the operations of PICO's former life and health insurance subsidiary, American Physicians Life Insurance Company, sold in 1998, and Global Equity Corporation's former Sri Lankan subsidiaries sold in 1997, which engaged in various activities including stock and commodity brokerage and agricultural services.

    American Physicians Life Insurance Company produced revenues of $9.2 million and pre-tax income of $300,000 in 1998 prior to its sale. This compares to $5.3 million in revenues and a pre-tax loss of $112,000 in 1997.

    On June 16, 1997, Physicians announced the signing of a binding agreement to sell American Physicians subject to certain closing conditions. The sale closed on December 4, 1998. PICO received $9 million in cash from the sale in addition to an $8 million dividend prior to the sale, and recorded a gain of $1.1 million, included in discontinued operations on the consolidated statements of operations.

    Sri Lankan operations are classified as discontinued in recognition of their sale in November and December 1997. These operations produced approximately $3.3 million in pre-tax income during 1997 as recorded in Global Equity Corporation's financial results, prior to the elimination of minority interests when consolidated with PICO. This included approximately $3.5 million of realized pre-tax gain in 1997 on the sale and reversal of a foreign currency translation adjustment relating to those operations of approximately $2.3 million, prior to recognition of minority interest. See Note 6 of Notes to the Consolidated Financial Statements, "Discontinued Operations."

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

    PICO continually evaluates its existing operations and searches for new opportunities to maximize shareholder value. This strategy causes significant fluctuations in the cash needs of PICO. PICO may need to sell investments, or borrow funds to meet operating cash requirements. In addition, it may become necessary or advantageous for PICO to offer stock or debt through a public or private offering. At times PICO may have excess cash. PICO attempts to invest such cash to provide maximum returns within the constraint of remaining liquid enough to meet expected cash requirements and to take advantage of investment opportunities. PICO's primary sources of funds are its available cash, cash from operations, the sale of invested assets, bank borrowings, public and private debt and equity offerings, and management and other fees.

    On February 9, 2000, PICO registered on Form S-3 with the Securities and Exchange Commission to offer 6,546,497 shares of PICO stock at a price of $15 per share in a rights offering. Shareholders were offered one right to buy one new share at $15 for every two common shares held at March 1, 2000.

    An investment partnership called PICO Equity Investors, L.P. has agreed to acquire shares which are not subscribed for, up to a total of 3,333,333 shares with an aggregate subscription price of $50 million. In the event that less than 3,333,333 shares of common stock remain unpurchased by our shareholders on March 27, 2000, PICO Holdings, Inc. has committed to sell and PICO Equity Investors, L.P. has committed to purchase the number of shares necessary to increase the total number of shares purchased by PICO Equity Investors, L.P. to 3,333,333.

    Net proceeds of the offering will be used for developing existing water and water storage assets, acquiring additional water assets, strategic investments, and general working capital needs. Also, see Note 23 of Notes to Consolidated Financial Statements, "Subsequent Events."

    During the period from April 23, 1997 until December 31, 1999, Nevada Land sold approximately 69,531 acres of land for $8.7 million and non-essential water assets for $379,000. NRLC provides a source of cash flow to finance the other operations in the group.

    Vidler's initial objective was to assemble a portfolio of water and water storage assets that would form a viable base for further expansion. The current priority is to develop recurring cash flow from the existing assets. In addition, Vidler has entered into joint ventures with parties who lack the capital or expertise to commercially develop water rights, and continues to explore additional joint venture opportunities.

    As a result of ceasing to write medical professional liability insurance, Physicians' operating cash flows are negative and should continue to be negative for the foreseeable future. Positive cash flows from other sources within Physicians, primarily reinsurance recoveries and the sale of invested assets, may partially or fully offset uses of cash. Major cash outflows will likely include the funding of claims and loss adjustment expenses, investment purchases, and operating costs.

    Medical professional liability insurance reserves declined $7.2 million in 1999 to $53.7 million, including a reduction of $14.4 million from payment of insurance claims, partially offset by increases in reserves due to $6.2 million in unfavorable claims experience and $995,000 in accretion of claims reserve discount. Reserves decreased $16.6 million during 1998 compared to year-end 1997. Medical professional liability insurance reserves have declined 60.6% since December 31, 1995, when Physicians and Professionals ceased writing insurance.

    PICO's insurance subsidiaries attempt to structure the duration of invested assets to match the cash flows required to settle the related unpaid claims liabilities. Invested assets provide adequate liquidity to fund projected claims and loss adjustment expense payments for the coming years. The Ohio and California Insurance Departments monitor and set guidelines for the insurance companies' investments. The Ohio and California Insurance Departments also set minimum levels of policyholder capital and surplus and monitor these levels through various means.

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

    At December 31, 1999, the investment portfolios of Physicians and Professionals contained invested assets of approximately $125.5 million, plus cash and cash equivalents of $2.4 million. These invested assets are in excess of the present value of expected future payouts of losses and loss adjustment expenses of approximately $53.7 million.

     Management attempts to maximize the return on all assets, including those needed to fund the eventual wrap-up of the medical professional liability insurance reserves through, among other things, value investing and managing the invested assets internally rather than liquidating assets to pay a third party to oversee the runoff of the existing claims. Management also elected to handle the runoff of the medical professional liability insurance claims internally to continue to maintain a high standard of claims handling and to maximize shareholder value. While management expects that certain of PICO's current and future investments may increase in value, offsetting some of the decline in assets during the period of runoff, the impact of future market fluctuations on the value of PICO's invested assets cannot be accurately predicted. Although assets will be managed to mature or liquidate according to expected payout projections, at times some invested assets may need to be sold when the stock market is depressed. Such forced sales are expected to occur infrequently and only under extreme circumstances; however, this cannot be guaranteed.

    PICO's active property and casualty insurance subsidiaries, Sequoia and Citation, should provide cash flows from operations once industry combined ratios (See "Property and Casualty Insurance.") stabilize below 100%, artisan/contractor claims stabilize and premiums remain at a constant or increasing levels. At times, it may be necessary to liquidate invested assets to provide the additional funds necessary to cover operating expenses.

    As shown in the accompanying consolidated statements of cash flows, operating activities used $26.2 million of cash during 1999 compared to cash used of $23.6 million during 1998 and $62.1 million in 1997. The decline in cash used by operations between 1997 and 1998 of $38.5 million principally consisted of reductions in claims and loss adjustment expense payments (both property and casualty and medical professional liability insurance) and insurance operating expenses, partially offset by a decreased level of premiums received. PICO received $4.6 million in federal income tax recoveries in 1999 from the 1997 and 1998 tax years. Federal income taxes paid in 1998 were $10.5 million less than in 1997, primarily due to the differences in pre-tax income between years. The $62.1 million in cash used by operations in 1997 also included a $9.7 million use of funds from reclassification of APL's year-end 1996 cash balances to discontinued operations in 1997.

    The primary use of operating cash flow during 1999 was $40 million in insurance claims and loss adjustment expenses, net of reinsurance recoveries. This compares to $56.3 million in 1998 and $69.6 million in 1997. Other expenses for 1999, including insurance and other operating costs, accounted for $34.3 in additional cash outflows compared to $26.9 million in 1998 and $29.1 million in 1997. Premiums received amounted to $30.5 million in 1999, $40.9 million in 1998 and $41.6 million in 1997, net of ceded reinsurance payments. The decrease in premiums from 1998 to 1999 was primarily due to increased competition for property and casualty insurance in California, while the decline from 1997 to 1998 was mainly due to increased selectivity of Citation's insurance risks following its change in control, as well as increased competition for commercial property and casualty insurance in California. Investment income, other than realized investment gains and losses, amounted to $6.7 million in 1999 compared to $10.7 million in 1998, and $13.1 million in 1997.

    Cash used in investing activities for 1999 was $17.5 million compared to cash flow provided by investing activities for 1998 of $40.8 million and $68.1 million in 1997. For 1999, purchases of available for sale investments for cash totaled $38.2 million and proceeds on sale amounted to $15.6 million. In 1998 purchases amounted to $15.6 million and proceeds on sale amounted to $24.8 million. 1998 cash investing activities included $17 million of cash received from the sale of APL, and $10.1 million receipt from the disposition of the Sri Lankan investments. In addition, in 1998 PICO sold property, generating approximately $6.5 million. In 1998 PICO used cash to pay

$1.7 million in direct costs associated with the acquisition of the remaining shares of Global Equity Corporation. In 1999 purchases of $4.6 million were made for additional land, water and mineral rights, compared to $4.1 million in 1998 and $2.3 million in 1997. The purchases were offset by sales of $4.9 million in net proceeds, of which $4.6 were from Nevada Land land and water rights sales and $300,000 from the sale of Vidler water rights. Total sales of $6.5 million included carryback financing at Nevada Land of $1.2 million. Net sales proceeds in 1998 were $518,000. The cash provided by investing activities in 1997 resulted primarily from $52 million of cash provided by net investment transactions, and $18.1 million of cash provided by consolidation of Global Equity Corporation. Specifically, significant uses of investment cash in 1997 include the purchase of Nevada Land for $48.6 million, and $36.7 million used to acquire shares of Global Equity Corporation common stock.

    Of the $8.4 million net cash provided by financing activities during 1999, $5.7 million represents proceeds from bank financing for the purchase of additional Jungfraubahn shares and vendor financing amounting to $1.2 million for purchases of land in the Harquahala Valley of Arizona. Total financing to date on land purchases is $10 million. Financing activities during 1998 used cash of $1.4 million, primarily due to the purchase of PICO's own stock for $1.6 million, offset by $200,000 in proceeds received from the exercise of options on treasury shares, as discussed in Note 17 of Notes to Consolidated Financial Statements, "Related Party Transactions." During 1997, financing activities used $14.3 million primarily to repay borrowings, offset by proceeds of $2 million from the sale of Global Equity Corporation warrants.

    At December 31, 1999, PICO has no significant commitment for future capital expenditures, other than in the ordinary course of business and as discussed herein. PICO is committed to maintaining Sequoia's capital and statutory policyholder surplus at a minimum of $7.5 million. At December 31, 1999, Sequoia was well above this level. PICO is also committed to maintain Sequoia's Best Rating at or above the "B++" (Very Good) level, which may at some time in the future require additional capital infusions into Sequoia. See Note 16 of Notes to Consolidated Financial Statements, "Commitments and Contingencies."

CAPITAL RESOURCES

    PICO's principal sources of funds are its available cash resources, operating cash flow, liquidation of non-essential investment holdings, borrowings, public and private debt and equity offerings, funds from consolidated tax savings, and investment management and other fees. At December 31, 1999, PICO had $36.7 million in cash and cash equivalents compared to $71.7 million and $56.4 million at December 31, 1998 and 1997, respectively.


                                  RISK FACTORS

     In addition to the risks and uncertainties discussed in the preceding sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this document, the following risk factors should be considered carefully in evaluating PICO and its business. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Exchange Act, including statements regarding our expectations, beliefs, intentions, plans or strategies regarding the future. All forward looking statements included in this document are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

BECAUSE OUR OPERATIONS ARE SO DIVERSE, ANALYSTS AND INVESTORS MAY NOT BE ABLE TO EVALUATE OUR COMPANY ADEQUATELY, WHICH MAY NEGATIVELY INFLUENCE OUR SHARE PRICE.

    PICO is a diversified holding company with operations in land, minerals and related water rights; water rights and water storage; property and casualty insurance; medical professional liability insurance; and other strategic holdings. Each of these areas is unique, complex in nature, and difficult to understand. In particular, water rights is a developing industry within the western United States with very little historical data, very few experts and a limited following of analysts. Because we are so complex, analysts and investors may not be able to adequately evaluate our operations, and PICO in total. This could cause them to make inaccurate evaluations of our stock, or to overlook PICO, in general. These factors could have a negative impact on the volume and price of our stock.

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

    We do not know of any reliable statistical data that would enable us to predict the probability of success or failure of our investments or to predict the availability of suitable investments at the time we have available cash. You will be relying on the experience and judgment of management to locate, select and develop new acquisition and investment opportunities. Sufficient opportunities may not be found and this business strategy may not be successful. We have made a number of investments in the past that have been highly successful, such as Fairfield Communities, Inc., which we sold in 1996 and Resource America, Inc., which we sold in 1997. We have also made investments that have lost money, such as our approximate $4 million loss from Korean investments in 1997, an approximate $5 million write-down of investments in 1998 and a $3.2 million write-down of an oil and gas investment in 1999. We reported net realized investment gains in 1999 of $441,000 and gains of $21.4 million in 1997; however, we reported a net realized investment loss of $4.4 million for 1998. Our financial statements indicate net unrealized investment gains, before taxes, of $1.4 million at December 31, 1999 and net unrealized investment losses of $4.9 million at December 31, 1998.

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

IF WE ARE REQUIRED TO REGISTER AS AN INVESTMENT COMPANY, THEN WE WILL BE SUBJECT TO A SIGNIFICANT REGULATORY BURDEN

    At all times we intend to conduct our business so as to avoid being regulated as an investment company under the Investment Company Act of 1940. However, if we were required to register as an investment company, our ability to use debt would be substantially reduced, and we would be subject to significant additional disclosure obligations and restrictions on our operational activities. Because of the additional requirements imposed on an investment company with regard to the distribution of earnings, operational activities and the use of debt, in addition to increased expenditures due to additional reporting responsibilities, our cash available for investments would be reduced. The additional expenses would reduce income. These factors would adversely affect our business, financial condition, results of operations and cash flows.

VARIANCES IN PHYSICAL AVAILABILITY OF WATER, ALONG WITH LEGAL RESTRICTIONS AND LEGAL IMPEDIMENTS COULD IMPACT PROFITABILITY FROM OUR WATER RIGHTS

    The water rights held by us and the transferability of these rights to other uses and places of use are governed by the laws concerning water rights in the states of Arizona, California, Colorado and Nevada. The volumes of water actually derived from the water rights applications or permitted rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions. As a result, the amounts of acre-feet anticipated from the water rights applications or permitted rights do not in every case represent a reliable, firm annual yield of water, but in some cases describe the face amount of the water right claims or management's best estimate of such entitlement. Legal impediments exist to the sale or transfer of some of these water rights, which in turn may affect their commercial value. If we were unable to transfer or sell our water rights, we will not be able to make a profit, we will not have enough cash receipts to cover cash needs, and we may lose some or all of our value in our water rights investments.

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

    We anticipate that in the future, a significant amount of Vidler's revenues and asset value may be derived from a single asset, the MBT Ranch water storage facility. Currently, we have obtained only a pilot permit for the recharge and storage of a limited amount of water at that facility. We have not yet applied for a recovery permit and have applied for, but not yet received, a full-scale permit for that facility. There can be no assurance:

          - that we will be able to obtain permits for the facility at the recharge, storage or recovery levels anticipated, or at all;
          - that the full-scale storage facility will have the capacity currently anticipated; or
          - that we will be able to contract with third parties for storage of water on commercially reasonable terms, or at all.

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

ENVIRONMENTAL REGULATIONS MAY DETRACT FROM OUR FUTURE REVENUE STREAMS AND PROFITABILITY BY LIMITING OUR CUSTOMER BASE.

    Water we lease or sell may be subject to regulation as to quality by the United States Environmental Protection Agency acting pursuant to the federal Safe Drinking Water Act. While environmental regulations do not directly affect us, the regulations regarding the quality of water distributed affects our intended customers and may, therefore, depending on the quality of our water, impact the price and terms upon which we may in the future sell our water or water rights.

OUR WATER SALES MAY MEET WITH POLITICAL OPPOSITION IN CERTAIN LOCATIONS, THEREBY LIMITING OUR GROWTH IN THESE AREAS

    The transfer of water rights from one use to another may affect the economic base of a community and will, in some instances, be met with local opposition. Moreover, certain of the end users of our water rights, namely municipalities, regulate the use of water in order to control or deter growth.

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

    Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations. At December 31, 1997, the closing price of our common stock on the Nasdaq National Market was $32.19 per share, compared to $12.31 at December 31, 1999. On a quarterly basis between these two dates, closing prices have ranged from a high of $32.19 at December 31, 1997 to a low of $12.31 at December 31, 1999. During 1999, closing prices have ranged from a low of $12.31 per share on December 31 to a high of $25.31 on June 30.

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

REGULATORY INSURANCE DISCLOSURES

Liabilities for Unpaid Loss and Loss Adjustment Expenses

    Liabilities for unpaid loss and loss adjustment expenses are estimated based upon actual and industry experience, and assumptions and projections as to claims frequency, severity and inflationary trends and settlement payments. Such estimates may vary from the eventual outcome. The inherent uncertainty in estimating reserves is particularly acute for lines of business for which both reported and paid losses develop over an extended period of time.

    Several years or more may elapse between the occurrence of an insured medical professional liability insurance or casualty loss, the reporting of the loss and the final payment of the loss. Loss reserves are estimates of what an insurer expects to pay claimants, legal and investigative costs and claims administrative costs. PICO's subsidiaries are required to maintain reserves for payment of estimated losses and loss adjustment expense for both reported claims and claims which have occurred but have not yet been reported. Ultimate actual liabilities may be materially more or less than current reserve estimates.

    Reserves for reported claims are established on a case-by-case basis. Loss and loss adjustment expense reserves for incurred but not reported claims are estimated based on many variables including historical and statistical information, inflation, legal developments, the regulatory environment, benefit levels, economic conditions, judicial administration of claims, general trends in claim severity and frequency, medical costs and other factors which could affect the adequacy of loss reserves. Management reviews and adjusts incurred but not reported claims reserves regularly.

    The liabilities for unpaid losses and loss adjustment expenses of Physicians, Professionals, Sequoia, and Citation were $139.1 million at December 31, 1999, $155 million at December 31, 1998, and $196.1 million in 1997, net of discount on medical professional liability insurance reserves and before reinsurance reserves, which reduce net unpaid losses and loss adjustment expenses. Of those amounts, the liabilities for unpaid loss and loss adjustment expenses of prior years increased by $16.3 million in 1999, $7.3 million in 1998, and $900,000 in 1997. These reserve changes for prior years' reserves were due to the following:

                     CHANGE IN UNPAID LOSS AND LAE RESERVES

                                                              1999            1998           1997
                                                           ------------   -------------  -------------
Increase (decrease) in provision for prior year claims          $ 15.9           $ 7.0         $ (1.0)
Retroactive reinsurance                                           (0.6)           (0.4)          (1.2)
Accretion of reserve discount                                      1.0             0.7            3.1
                                                           ------------   -------------  -------------
    Net increase in liabilities for unpaid loss
   and LAE of prior years                                       $ 16.3           $ 7.3          $ 0.9
                                                           ============   =============  =============


    SEE SCHEDULE IN NOTE 13 OF NOTES TO PICO'S CONSOLIDATED FINANCIAL STATEMENTS, "RESERVES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES" for additional information regarding reserve changes.

    Although insurance reserves are certified annually by independent actuaries for each insurance company as required by state law, significant fluctuations in reserve levels can occur based upon a number of variables used in actuarial projections of ultimate incurred losses and loss adjustment expenses.

    Physicians' liability for unpaid medical professional liability insurance losses and loss adjustment expenses is discounted to reflect investment income as permitted by the Ohio Department of Insurance. The method of discounting is based upon historical payment patterns and assumes an interest rate at or below Physicians' investment yield, and is the same rate used for statutory reporting purposes. A discount rate of 4% is used for medical professional liability insurance reserves.

    All of PICO's insurance companies seek to reduce the loss that may arise from individually significant claims or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance carriers.

    Various reinsurance treaties remain in place to limit PICO's exposure levels. See "REINSURANCE" following this section and NOTE 12 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "REINSURANCE."

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

    The following table presents the development of balance sheet liabilities for 1989 through 1999 for all property and casualty lines of business including medical professional liability insurance. The "Net liability as originally estimated" line shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date on a discounted basis for each of the indicated years. Reserves for other lines of business that Physicians ceased writing in 1989, which are immaterial, are excluded. The "Gross liability as originally estimated" represents the estimated amounts of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date on an undiscounted basis, including losses that had been incurred but not reported.


                                                                                Year Ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                1989           1990            1991           1992           1993           1994
                                             -----------   ------------   -------------  -------------   ------------   ------------
                                                                                        (In thousands)
Net Liability as originally estimated:          $126,603       $128,104        $129,768       $159,804       $179,390       $153,212
Discount                                          36,806         30,230          30,647         31,269         32,533         20,144
Gross liability as originally estimated:         163,409        158,334         160,415        191,073        211,923        173,356
Cumulative payments as of:
     One year later                               43,725         42,488          42,986         41,550         34,207         35,966
     Two years later                              84,463         81,536          81,489         73,012         69,037         61,263
     Three years later                           110,291        108,954         103,505        103,166         90,904         93,908
     Four years later                            128,737        120,063         120,073        116,278        118,331        110,272
     Five Years later                            135,170        126,100         127,725        139,028        128,773        119,879
     Six years later                             138,912        130,146         142,973        143,562        136,820
     Seven years later                           141,854        142,484         147,142        148,426
     Eight years later                           152,706        146,112         151,751
     Nine years later                            154,659        150,509
     Ten years later                             158,140
Liability re-estimated as of:
     One year later                              162,653        160,200         188,811        197,275        183,560        170,411
     Two years later                             162,371        179,915         184,113        179,763        184,138        163,472
     Three years later                           176,123        172,715         174,790        182,011        175,308        162,532
     Four years later                            169,488        170,847         177,811        176,304        178,544        165,696
     Five Years later                            171,532        171,968         172,431        181,721        178,584        167,145
     Six years later                             170,873        165,255         175,830        181,868        178,371
     Seven years later                           167,341        168,185         177,603        181,029
     Eight years later                           170,941        170,710         178,419
     Nine years later                            173,630        172,397
     Ten years later                             175,281
Cumulative Redundancy (Deficiency)              ($11,872)      ($14,063)       ($18,004)       $10,044        $33,552         $6,211


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

     Balance sheet liability (discounted)

     Gross re-estimated liability - latest
     Re-estimated recoverable - latest

     Net re-estimated liability before discount - latest
     Net re-estimated discount - latest

     Discounted net re-estimated liability - latest

     Net cumulative redundancy (deficiency) before discount

                                                                                           Year Ended December 31,
                                                           -------------------------------------------------------------------------
                                                              1995           1996            1997           1998           1999
                                                           ------------   ------------   -------------   ------------   ------------
                                                                                         (In thousands)
Net Liability as originally estimated:                        $137,523       $165,629        $128,205       $102,877        $98,655
Discount                                                        16,568         12,216           9,159          8,515          7,521
Gross liability before discount as originally estimated:       154,091        177,845         137,364        111,392        106,176
Cumulative payments as of:
     One year later                                             27,128         59,918          44,750         31,056
     Two years later                                            65,062         95,574          69,571
     Three years later                                          86,865        115,160
     Four years later                                          100,967
     Five Years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Liability re-estimated as of:
     One year later                                            147,324        177,734         144,367        127,269
     Two years later                                           146,653        185,366         160,325
     Three years later                                         151,752        202,014
     Four years later                                          156,482
     Five Years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Cumulative Redundancy (Deficiency)                             ($2,391)      ($24,169)       ($22,961)      ($15,877)

RECONCILIATION TO FINANCIAL STATEMENTS
     Gross Liability - end of year                                                           $208,351       $166,131       $148,689
     Reinsurance recoverable                                                                  (70,987)       (54,740)       (42,514)
                                                                                         -------------   ------------   ------------
     Net liability before discount - end of year                                              137,364        111,391        106,175
     Net discount                                                                              (9,159)        (8,515)        (7,521)
                                                                                         -------------   ------------   ------------
     Discounted net liability - end of year                                                   128,205        102,876         98,654
     Discounted reinsurance recoverable                                                        67,654         52,000         40,334
                                                                                         -------------   ------------   ------------
                                                                                              195,859        154,876        138,988
     Discontinued personal lines insurance                                                        237            145            145
                                                                                         -------------   ------------   ------------
     Balance sheet liability (discounted)                                                    $196,096       $155,021       $139,133
                                                                                         =============   ============   ============

     Gross re-estimated liability - latest                                                   $229,795       $190,187
     Re-estimated recoverable - latest                                                        (69,470)       (62,918)
                                                                                         -------------   ------------
     Net re-estimated liability before discount - latest                                      160,325        127,269
     Net re-estimated discount - latest                                                        (7,521)        (7,521)
                                                                                         -------------   ------------
     Discounted net re-estimated liability - latest                                          $152,804       $119,748
                                                                                         =============   ============
     Net cumulative redundancy (deficiency) before discount                                  ($22,961)      ($15,877)
                                                                                         =============   ============



    Each decrease or increase amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the redundancy related to losses settled in 1992, but incurred in 1989 will be included in the decrease or increase amount for 1989, 1990 and 1991. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. For example, Physicians commuted reinsurance contracts in several different years that significantly increased the estimate of net reserves for prior years by reducing the recoverable loss and loss adjustment expense reserves for those years. Accordingly, it may not be appropriate to extrapolate future increases or decreases based on this table.

    The data in the above table is based on Schedule P from each of the insurance companies' 1989 to 1999 Annual Statements, as filed with state insurance departments; however, the development table above differs from the development displayed in Schedule P, Part-2, of the insurance Annual Statements as Schedule P, Part-2, excludes unallocated loss adjustment expenses.

    LOSS RESERVE EXPERIENCE. The inherent uncertainties in estimating loss reserves are greater for some insurance products than for others, and are dependent on the length of the reporting lag or "tail" associated with a given product (i.e. the lapse of time between the occurrence of a claim and the report of the claim to the insurer) of the diversity of historical development patterns among various aggregations of claims, the amount of historical information available during the estimation process, the degree of impact that changing regulations and legal precedents may have on open claims, and the consistency of reinsurance programs over time, among other things. Because medical professional liability insurance and commercial casualty claims may not be fully paid for several years or more, estimating reserves for such claims can be more uncertain than estimating reserves in other lines of insurance. As a result, precise reserve estimates cannot be made for several years following a current accident year for which reserves are initially established.

    There can be no assurance that the insurance companies have established reserves adequate to meet the ultimate cost of losses arising from such claims. It has been necessary, and will over time continue to be necessary, for the insurance companies to review and make appropriate adjustments to reserves for estimated ultimate losses and loss adjustment expenses. To the extent reserves prove to be inadequate, the insurance companies would have to adjust their reserves and incur a charge to income, which could have a material adverse effect on PICO's financial results.

    Reconciliation of Unpaid Loss and Loss Adjustment Expenses

    An analysis of changes in the liability for unpaid losses and loss adjustment expenses for 1999, 1998 and 1997 is set forth in NOTE 13 OF NOTES TO PICO'S CONSOLIDATED FINANCIAL STATEMENTS, "RESERVE FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES."

REINSURANCE

    Medical Professional Liability Insurance

    On July 14, 1995, Physicians and Professionals entered into an Agreement for the Purchase and Sale of Certain Assets with Mutual Assurance Inc. This transaction was approved by Physicians' shareholders on August 25, 1995 and closed on August 28, 1995. Pursuant to the agreement, Physicians and Professionals sold their professional liability insurance business and related liability insurance business for physicians and other health care providers. Physicians and Professionals were engaged in, among other things, the business of offering medical professional liability insurance and related insurance to physicians and other health care providers principally located in Ohio.

    Simultaneously with execution of the agreement, Physicians and Mutual entered into a reinsurance treaty pursuant to which Mutual agreed to assume all risks attaching after July 15, 1995 under medical professional liability insurance policies issued or renewed by Physicians on physicians, surgeons, nurses, and other health care providers, dental practitioner professional liability insurance policies including corporate and professional premises liability coverage issued by Physicians, and related commercial general liability insurance policies issued by Physicians, net of inuring reinsurance.

    Prior to July 16, 1995, Physicians ceded a portion of the insurance it wrote to unaffiliated reinsurers through reinsurance agreements. Physicians' reinsurers for insurance policies with effective dates between July 1, 1993 and July 15, 1995, were TIG Reinsurance Company (rated A [Excellent] by Best), Transatlantic Reinsurance Company (rated A++ [Superior] by Best) and Cologne Reinsurance Company of America (rated NR-3 [Rating Procedure Inapplicable] by
Best). Physicians ceded insurance to these carriers on an automatic basis when retention limits were exceeded. Physicians retained all risks up to $200,000 per occurrence. All risks above $200,000, up to policy limits of $5 million, were transferred to reinsurers, subject to the specific terms and conditions of the various reinsurance treaties. Physicians remains primarily liable to policyholders for ceded insurance should any reinsurer be unable to meet its contractual obligations. Physicians has not incurred any material loss resulting from a reinsurer's breach or failure to comply with the terms of any reinsurance agreement.

    Property and Casualty Insurance

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

    Effective January 1, 1997, Citation cancelled its reinsurance contracts and replaced them with the following coverages. For policies in force at December 31, 1996 and for policies written with effective dates from January 1, 1997 through February 28, 1997, Citation has reinsurance providing coverage for both property and casualty business, excluding umbrella coverage, of $4.8 million excess of $250,000.
For policies written with effective dates March 1, 1997 and after, Citation has the same reinsurance as Sequoia's 1997 and 1998 reinsurance program which is outlined as follows. For property business, reinsurance provides coverage of $10.4 million excess of $150,000. For casualty business, excluding umbrella coverage, reinsurance provides coverage of $4.9 million excess of $150,000. Umbrella coverages are reinsured $9.9 million excess of $100,000. The catastrophe treaties for 1997 provide coverage of 95% of $19 million excess of $1million per occurrence for the combined losses of Citation and Sequoia. The catastrophe treaties for 1998 provide coverage of 95% of $14 million excess of $1 million per occurrence. Facultative reinsurance is placed with various reinsurers.

    Where the reinsurers are "not admitted" for regulatory purposes, Sequoia and Citation presently maintain sufficient collateral with approved financial institutions to secure cessions of paid losses and outstanding reserves.

    With regard to Sequoia, all policy and claims liabilities prior to August 1, 1995 have been 100% reinsured with Sydney Reinsurance Corporation and unconditionally guaranteed by QBE Insurance Group Limited. Sequoia, however, retains primary responsibility to its policyholders and claimants should Sydney and QBE fail. Sequoia's net retention for both property and casualty business, excluding umbrella coverage, is $150,000 per risk or occurrence. The working layers provide coverage up to $5.5 million excess of $150,000 per risk on property losses subject to occurrence limits and unlimited reinstatements. General liability coverage, excluding umbrella coverage, is provided up to $3 million excess of $150,000 per occurrence. Two excess catastrophe treaties provide additional property reinsurance up to $10 million each occurrence, excess of $500,000 each occurrence, with allowances for one full reinstatement each at pro rata pricing. Sequoia retains the first $100,000 of each umbrella loss up to $5 million. Facultative reinsurance is placed with various reinsurers.

    See Note 12 of Notes to Consolidated Financial Statements, "Reinsurance" with regard to reinsurance recoverable concentration for all property and casualty lines of business, including medical professional liability, as of December 31, 1999. PICO remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

REGULATION

    Beginning in 1994, Physicians, Professionals, Citation, and Sequoia became subject to the provisions of the Risk-Based Capital for Insurers Model Act which has been adopted by the National Association of Insurance Commissioners for the purpose of helping regulators identify insurers that may be in financial difficulty. The Model Act contains a formula which takes into account asset risk, credit risk, underwriting risk and all other relevant risks. Under this formula, each insurer is required to report to regulators using formulas which measure the quality of its capital and the relationship of its modified capital base to the level of risk assumed in specific aspects of its operations. The formula does not address all of the risks associated with the operations of an insurer. The formula is intended to provide a minimum threshold measure of capital adequacy by individual insurance company and does not purport to compute a target level of capital. Companies which fall below the threshold will be placed into one of four categories: Company Action Level, where the insurer must submit a plan of corrective action; Regulatory Action Level, where the insurer must submit such a plan of corrective action, the regulator is required to perform such examination or analysis the Superintendent of Insurance considers necessary and the regulator must issue a corrective order; Authorized Control Level, which includes the above actions and may include rehabilitation or liquidation; and Mandatory Control Level, where the regulator must rehabilitate or liquidate the insurer.

    The Model Act is not expected to cause any material change in any of the insurance companies' future operations. All companies' risk-based capital results as of December 31, 1999 exceed the requirements of PICO Action Level except for Physicians which was at the Company Action Level. Physicians has been in communication with the Ohio Department of Insurance and will submit a plan of corrective action within the prescribed period. The Ohio Department may require additional action to be taken based upon its ongoing regular triennial examination of Physicians that began March 15, 1999. While up from the December 31, 1998 level, Physicians' Risk-Based Capital level fell below the target level primarily due to the decline in the market value of PICO common stock.


ITEM 7. A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    PICO's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. PICO's bank debt is short-term in nature as PICO generally secures rates for periods of approximately one to three years and therefore approximates fair value. At December 31, 1999, PICO had $47.3 million of fixed maturity securities and mortgage loans, $40.9 million of marketable equity securities that were subject to market risk, and $33.3 million of investments denominated in foreign currencies, primarily Swiss francs. PICO's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

    PICO uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage loans, PICO uses duration modeling to calculate changes in fair value. For its marketable securities PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of a securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $502,000 for a 100 basis point decline in interest rates on its fixed securities and mortgage loans. The hypothetical 20% decrease in fair value of PICO's marketable equity securities produced a loss in fair value of $6.3 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of PICO's foreign denominated investments produced a loss of $5.4 million that would impact the unrealized appreciation and foreign currency translation in shareholders' equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    PICO's financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 and the independent auditors' reports are included in this report as listed in the index of this report.

                        SELECTED QUARTERLY FINANCIAL DATA

      Summarized unaudited quarterly financial data (in thousands, except share and per share amounts) for 1999 and 1998 are shown below. In management's opinion, the interim financial data contains all adjustments necessary for a fair presentation of results for such interim periods. Prior period share and per share amounts have been adjusted to conform to the current period presentation reflecting the December 16, 1998 1-for-5 Reverse Stock Split.


                             March 31,    June 30,   September 30, December 31,  March 31,    June 30,    September 30, December 31,
                               1998         1998        1998          1998         1999         1999          1999          1999
                             ---------- ----------- ------------  -----------  ------------ ------------ ------------- -------------
Premium income                  $9,138      $8,455       $8,805       $9,733        $8,555       $8,527        $8,268       $11,029
Net investment income and
  net realized gains (losses)    3,068       3,775        2,236       (4,059)        1,570        4,374         3,021        (1,920)
Total revenues                  12,922      13,654       12,180        8,653        10,510       14,528        14,094        15,574
Net income (loss)               (1,678)        934          600       (8,100)       (2,389)       7,848        (1,478)      (12,767)
                             ---------- ----------- ------------  -----------  ------------ ------------ ------------- -------------
Basic:
                             ---------- ----------- ------------  -----------  ------------ ------------ ------------- -------------
     Net income (loss) per
       share                   $ (0.28)      $0.16        $0.11      $ (1.31)      $ (0.27)      $ 0.88       $ (0.16)      $ (1.41)
                             ---------- ----------- ------------  -----------  ------------ ------------ ------------- -------------
    Weighted average common
     and equivalent shares
     outstanding             6,019,817   6,019,817    5,711,304    6,178,675     8,946,237    8,938,693     9,054,413     9,054,426
Diluted:
     Net income (loss) per
       share                   $ (0.28)      $0.15        $0.10      $ (1.31)      $ (0.27)      $ 0.83       $ (0.16)      $ (1.41)
                             ---------- ----------- ------------  -----------  ------------ ------------ ------------- -------------
    Weighted average common
     and equivalent shares
     outstanding             6,019,817   6,254,573    6,158,606    6,178,675     8,946,237    9,458,320     9,054,413     9,054,426
                             ---------- ----------- ------------  -----------  ------------ ------------ ------------- -------------

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1999 AND 1998
                               AND FOR EACH OF THE
                            THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 1999





                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    Independent Auditors' Reports.....................................  45-46
    Consolidated Balance Sheets as of December 31, 1999 and 1998......  47-48
    Consolidated Statements of Operations for the Years Ended
          December 31, 1999, 1998 and 1997............................    49
    Consolidated Statements of Shareholders' Equity for the
         Years Ended December 31, 1999, 1998, and 1997................  50-52
    Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1999, 1998 and 1997.............................    53
    Notes to Consolidated Financial Statements........................  54-82

                          INDEPENDENT AUDITORS' REPORT

         TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF PICO HOLDINGS, INC.


We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and its subsidiaries (collectively "the Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 consolidated financial statements of Global Equity Corporation (all expressed in Canadian dollars), a 51.2% owned consolidated subsidiary as of December 31, 1997, which constituted 42% of consolidated total assets as of December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Global Equity Corporation (all expressed in Canadian dollars), is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

San Diego, California
March 10, 2000

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


KPMG LLP
Chartered Accountants



Toronto, Canada

March 17, 1998

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                           1999              1998
                                                       ------------      ------------
Investments:
     Available for sale:
          Fixed maturities                             $ 47,324,414      $ 32,642,140
          Equity securities and other investments        70,451,088        60,624,253
     Short-term investments                              16,493,675        21,098,702
     Real estate                                                            2,046,685
                                                       ------------      ------------
          Total investments                             134,269,177       116,411,780

Cash and cash equivalents                                36,738,373        71,654,196
Premiums and other receivables, net                      12,030,709        10,414,017
Reinsurance receivables                                  45,040,368        55,624,830
Prepaid deposits and reinsurance premiums                 1,307,442         2,187,387
Accrued investment income                                 1,236,919         1,295,550
Land, Mineral, and Water Rights and Water Storage       123,671,842       118,986,851
Property and equipment, net                               1,752,820         1,851,502
Deferred policy acquisition costs                         4,821,228         5,548,634
Income taxes receivable                                   3,648,577         6,522,454
Other assets                                              8,048,698         4,678,317
Net deferred income taxes                                 3,087,859
                                                       ------------      ------------
     Total assets                                      $375,654,012      $395,175,518
                                                       ============      ============


              The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                              1999                 1998
                                                                                          -------------       -------------
Policy liabilities and accruals:
     Unpaid losses and loss adjustment expenses, net of discount                          $ 139,132,875       $ 155,020,696
     Unearned premiums                                                                       17,204,690          20,804,432
     Reinsurance balance payable                                                              7,712,602          12,068,890
Deferred gain on retroactive reinsurance                                                      1,236,525           1,800,994
Other liabilities                                                                            16,879,994          11,402,000
Bank and other borrowings                                                                    15,704,507           8,966,707
Taxes payable                                                                                 4,867,028
Net deferred income taxes                                                                                         7,185,656
Excess of fair value of net assets acquired over purchase price                               3,928,566           4,496,551
                                                                                          -------------       -------------
     Total liabilities                                                                      206,666,787         221,745,926
                                                                                          -------------       -------------

Commitments and Contingencies (Note 11,12,13,14,15,16,17,20, and 21)


Preferred stock, $.01 par value, authorized 2,000,000; none issued
Common stock, $.001 par value; authorized 100,000,000; issued 13,448,533
      and 13,328,770 at December 31, 1999 and 1998, respectively                                 13,449              13,329
Additional paid-in capital                                                                  186,004,827         183,154,588
Accumulated other comprehensive loss                                                         (5,920,196)         (7,705,165)
Retained earnings                                                                            66,718,780          75,504,882
                                                                                          -------------       -------------
                                                                                            246,816,860         250,967,634
Less treasury stock, at cost (4,394,127 common shares in 1999 and 4,380,780 in 1998)        (77,829,635)        (77,538,042)
                                                                                          -------------       -------------
     Total shareholders' equity                                                             168,987,225         173,429,592
                                                                                          -------------       -------------
     Total liabilities and shareholders' equity                                           $ 375,654,012       $ 395,175,518
                                                                                          =============       =============


              The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                1999               1998               1997
                                                                            ------------       ------------       ------------
Revenues:
     Premium income                                                         $ 36,379,102       $ 36,131,415       $ 49,876,404
     Net investment income                                                     6,604,822          9,432,012         13,520,107
     Net realized gain (loss) on investments                                     440,611         (4,411,805)        21,393,331
     Sale of surface, water, and mineral rights                                6,081,764          2,242,200          1,494,088
     Other income                                                              5,199,173          4,014,692          3,735,447
                                                                            ------------       ------------       ------------
          Total revenues                                                      54,705,472         47,408,514         90,019,377
                                                                            ------------       ------------       ------------
Expenses:
     Loss and loss adjustment expenses                                        35,211,836         30,528,007         34,330,327
     Amortization of policy acquisition costs                                 10,484,345         10,877,142         11,567,460
     Cost of surface, water, and mineral rights sold                           4,458,694          1,067,503            605,578
     Insurance underwriting and other expenses                                23,794,385         15,972,883         18,176,891
                                                                            ------------       ------------       ------------
          Total expenses                                                      73,949,260         58,445,535         64,680,256
                                                                            ------------       ------------       ------------
Equity in loss of unconsolidated affiliates                                   (4,014,892)        (1,522,480)        (1,577,876)
                                                                            ------------       ------------       ------------
          Income (loss) from continuing operations before income taxes
               and minority interest                                         (23,258,680)       (12,559,501)        23,761,245
Provision (benefit) for federal, foreign and state income taxes              (13,324,262)         1,292,334          7,807,971
                                                                            ------------       ------------       ------------
          Income (loss) from continuing operations
                before minority interest                                      (9,934,418)       (13,851,835)        15,953,274
Minority interest in loss of subsidiary                                          706,076          4,532,632          3,202,461
                                                                            ------------       ------------       ------------
          Income (loss) from continuing operations                            (9,228,342)        (9,319,203)        19,155,735
Income from discontinued operations, net (Note 6)                                                 1,075,024            456,283
                                                                            ------------       ------------       ------------
Net income (loss) before extraordinary gain                                   (9,228,342)        (8,244,179)        19,612,018
Extraordinary gain, net of income tax expense of $227,821                        442,240
                                                                            ------------       ------------       ------------
Net income (loss)                                                           $ (8,786,102)      $ (8,244,179)      $ 19,612,018
                                                                            ============       ============       ============

Net income (loss) per common share - basic:
Continuing operations                                                       $      (1.03)      $      (1.56)      $       3.04
Discontinued operations                                                                                0.18               0.07
Extraordinary gain                                                                  0.05
                                                                            ------------       ------------       ------------
               Net income (loss) per common share                           $      (0.98)      $      (1.38)      $       3.11
                                                                            ============       ============       ============
               Weighted average shares outstanding                             8,998,442          5,981,814          6,302,401
                                                                            ============       ============       ============

Net income (loss) per common share - diluted:
Continuing operations                                                       $      (1.03)      $      (1.56)      $       2.93
Discontinued operations                                                                                0.18               0.07
Extraordinary gain                                                                  0.05
                                                                            ------------       ------------       ------------
               Net income (loss) per common share                           $      (0.98)      $      (1.38)      $       3.00
                                                                            ============       ============       ============
               Weighted average shares outstanding                             8,998,442          5,981,814          6,540,264
                                                                            ============       ============       ============



              The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997





                                                                       Accumulated Other
                                                                       Comprehensive Loss
                                                                  ---------------------------
                                                                  Net Unrealized                 Equity
                                            Additional             Appreciation      Foreign     Changes
                                   Common    Paid-In    Retained  (Depreciation)    Currency   of Investee  Treasury
                                   Stock     Capital    Earnings  on Investments   Translation   Company      Stock        Total
                                  -------  ----------- ---------- --------------   ----------- ----------- ----------  -------------

Balance, January 1, 1997           $6,497  $42,991,053 $64,137,043 $ 10,619,063     $ (27,159) $(986,361) $(7,844,675) $108,895,461

Comprehensive Income for 1997
   Net income                                           19,612,018
   Net unrealized depreciation on
       investments net of deferred
       taxes of $7.1 million and
       reclassification
       adjustment of $9.3 million                                   (13,169,501)
   Foreign currency translation                                                    (2,173,934)
Total Comprehensive Income                                                                                                4,268,583

   Equity changes of investee
       company                                                                                   986,361                    986,361

   Issuance of common stock
       upon exercise of options        21      344,979                                                                      345,000

   Increase in ownership of
        subsidiary holding common
        stock of the Company                                                                               (1,984,278)   (1,984,278)

   Purchase of common stock
       in connection with CIG
       merger                                 (162,853)                                                                    (162,853)
                                   ------- ----------- ----------- ------------- ------------- ---------- ------------ -------------

Balance, December 31, 1997         $6,518  $43,173,179 $83,749,061 $ (2,550,438) $ (2,201,093) $       -  $(9,828,953) $112,348,274
                                   ======= =========== =========== ============= ============= ========== ============ =============




                             The accompanying notes are an integral part of the
consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                               Accumulated Other
                                                                              Comprehensive Loss
                                                                           -------------------------
                                                                           Net Unrealized
                                                  Additional                Appreciation   Foreign
                                        Common     Paid-In       Retained  (Depreciation)  Currency      Treasury
                                        Stock      Capital       Earnings  on Investments Translation      Stock          Total
                                      ---------  ------------  ----------- -------------- ------------  ------------- ------------

Balance, December 31, 1997             $ 6,518   $ 43,173,179  $83,749,061  $(2,550,438)  $(2,201,093)  $ (9,828,953) $112,348,274

Comprehensive Loss for 1998
   Net loss                                                     (8,244,179)
   Net unrealized appreciation
       on investments net of
       deferred  tax of $21,000
       and reclassification
       adjustment of $2.4 million                                                38,651
   Foreign currency translation                                                            (2,992,285)
Total Comprehensive Loss                                                                                               (11,197,813)

   Issuance of common stock
       upon acquisition of minority
        interest of GEC, net of costs
        of $1.7 million                  6,811    131,381,409                                            (57,709,089)   73,679,131

Acquisition of 412,846 shares of
      treasury stock                                8,400,000                                            (10,000,000)   (1,600,000)

Exercise of 57,307 options on
      treasury stock                                  200,000                                                              200,000
                                      ---------  ------------  ------------ ------------  ------------  ------------- -------------

Balance, December 31, 1998            $ 13,329   $183,154,588  $75,504,882  $(2,511,787)  $(5,193,378)  $(77,538,042) $173,429,592
                                      =========  ============  ============ ============  ============  ============= =============


              The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                   Accumulated Other
                                                                                  Comprehensive Loss
                                                                             ---------------------------
                                                                             Net Unrealized
                                                   Additional                 Appreciation    Foreign
                                         Common     Paid-In       Retained   (Depreciation)   Currency     Treasury
                                         Stock      Capital       Earnings   on Investments  Translation     Stock         Total
                                        -------- -------------  ------------ -------------- ------------ ------------  -------------

Balance, December 31, 1998              $ 13,329 $ 183,154,588  $ 75,504,882   $(2,511,787) $(5,193,378) $(77,538,042) $173,429,592

Comprehensive Loss for 1999
   Net loss                                                       (8,786,102)
   Net unrealized appreciation
       on investments net of
       deferred tax of $2 million
       and reclassification
       adjustment of $349,000                                                    3,338,543
   Foreign currency translation                                                              (1,553,574)
Total Comprehensive Loss                                                                                                 (7,001,133)

Exercise of 120,000 warrants
at $23.80 per share                          120     2,850,239                                                            2,850,359

Purchase of 13,000 PICO treasury shares                                                                      (291,593)     (291,593)
                                        -------- -------------  -------------  ------------ ------------ ------------- -------------

Balance, December 31, 1999              $ 13,449 $ 186,004,827  $ 66,718,780   $   826,756  $(6,746,952) $(77,829,635) $168,987,225
                                        ======== =============  =============  ============ ============ ============= =============




               The accompanying notes are an integral part of the consolidated financial statements

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997



                                                                                   1999               1998                1997
                                                                               ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $ (8,786,102)      $ (8,244,179)      $ 19,612,018
Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Deferred taxes                                                        (13,114,670)         7,156,521            576,418
          Depreciation and amortization                                           3,076,471          1,492,097          1,181,495
          (Gain) loss on sale of investments                                       (440,611)         4,411,805        (21,393,331)
          Gain on disposal of discontinued operations                                               (1,105,012)        (1,413,012)
          Gain on sale of real estate                                            (1,623,070)        (1,174,697)
          Extraordinary gain on early extinguishment of debt                       (442,240)
          Equity in (earnings) losses of investee                                 4,014,892          1,522,480          1,577,876
          Interest income recorded for value of HyperFeed warrants                                                     (1,834,035)
          Semitropic lease payment                                               (2,333,333)        (2,400,150)
          Minority interest                                                        (706,076)        (4,532,632)        (3,202,461)
          Changes in assets and liabilities, net of effects of acquisitions:
                    Premiums and other receivables                                  938,386            245,551          4,878,240
                    Income taxes                                                  8,049,785         (6,522,454)          (191,275)
                    Reinsurance receivable                                       10,584,462         19,400,746         20,528,708
                    Reinsurance payable                                          (4,356,288)         3,992,231
                    Accrued investment income                                        58,631            426,732          1,370,499
                    Deferred policy acquisition costs                               727,406           (227,918)            56,623
                    Unpaid losses and loss adjustment expenses                  (15,887,821)       (41,074,822)       (57,033,716)
                    Discontinued operations                                                                            (2,186,355)
                    Unearned premiums                                            (3,599,742)          (830,465)       (13,173,128)
                    Other adjustments, net                                       (2,341,769)         3,851,032        (11,410,837)
                                                                               ------------       ------------       ------------
          Net cash used in operating activities                                 (26,181,689)       (23,613,134)       (62,056,273)
                                                                               ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale investments:
          Fixed maturities                                                                          15,215,844         53,988,484
          Equity securities                                                      11,817,436          9,602,798         94,473,149
Proceeds from maturity of available for sale investments                          3,815,669          2,925,000          9,250,000
Purchases of available for sale investments:
          Fixed maturities                                                      (19,047,153)        (5,935,894)       (23,082,301)
          Equity securities                                                     (19,166,770)        (9,685,616)       (95,175,078)
Net sales of short-term investments                                               4,605,027          4,627,225         13,388,506
Proceeds from the sales of real estate                                            2,741,980             74,761            270,978
Purchases of land, water and mineral rights                                      (4,576,870)        (4,143,988)        (2,336,851)
Proceeds from the sale of land, water and mineral rights                          4,906,234            518,943
Proceeds from sale of property and equipment                                                         6,510,166            215,882
Purchases of property and equipment                                                (739,748)          (859,267)          (984,623)
Purchased cash from consolidated subsidiary                                                                            18,108,171
Proceeds from sale of business                                                                      27,130,343
Acquisition costs for purchase of minority interest in GEC                                          (1,665,613)
Investments in and advances to affiliates                                          (753,928)        (1,886,714)
Other investing activities, net                                                  (1,094,370)        (1,635,197)
                                                                               ------------       ------------       ------------
           Net cash provided by (used in) investing activities                  (17,492,493)        40,792,791         68,116,317
                                                                               ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank and other borrowings                                             (191,787)                          (16,489,329)
Proceeds from debt                                                                6,068,781
Proceeds from the sale of warrants                                                2,850,359                             2,006,567
Proceeds from the sale of treasury stock                                                               200,000
Repurchase of treasury stock                                                       (291,593)        (1,600,000)
Proceed from exercise of stock options                                                                                    182,147
                                                                               ------------       ------------       ------------
            Net cash provided by (used in) financing activities                   8,435,760         (1,400,000)       (14,300,615)
                                                                               ------------       ------------       ------------
Effect of exchange rate changes on cash                                             322,599           (561,250)            95,304
                                                                               ------------       ------------       ------------
     Net increase (decrease) in cash and cash equivalents                       (34,915,823)        15,218,407         (8,145,267)

Cash and cash equivalents, beginning of year                                     71,654,196         56,435,789         64,581,056
                                                                               ------------       ------------       ------------
     Cash and cash equivalents, end of year                                    $ 36,738,373       $ 71,654,196       $ 56,435,789
                                                                               ============       ============       ============
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
          Interest, net of amounts capitalized                                 $    284,000       $    380,000       $    201,000
                                                                               ============       ============       ============
          Income taxes (recovered) paid                                        $ (4,627,000)      $    440,000       $ 10,895,000
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

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

     Organization and Operations:

          PICO Holdings, Inc. and subsidiaries (collectively, "the Company") is a diversified holding company.

          Currently PICO's major activities are:

          - owning and developing land, mineral rights, and related water rights through Nevada Land & Resource Company, LLC;
          - owning and developing water rights & water storage operations through Vidler Water Company, Inc.;
          -    property and casualty insurance;
          - "running off" the loss reserves of our medical professional liability insurance companies; and
          -    making strategic investments in other public companies.

          PICO was incorporated in 1981 and began operations in 1982. The company was known as Citation Insurance Group until a reverse merger with Physicians Insurance Company of Ohio, Inc. ("Physicians") on November 20, 1996. After the reverse merger, the former shareholders of Physicians owned approximately 80% of Citation Insurance Group, the Board of Directors and management of Physicians replaced their Citation Insurance Group counterparts, and Citation Insurance Group changed its name to PICO Holdings, Inc. You should be aware that information pre-dating the reverse merger relates to the old Citation Insurance Group only, and does not reflect the performance of Physicians prior to the merger.

          Effective December 16, 1998, PICO acquired the remaining 48.8% of the outstanding stock of Global Equity Corporation ("Global Equity") through a Plan of Arrangement (the "PICO/Global Equity Combination") whereby Global Equity shareholders received .4628 of a newly issued PICO common share for each Global Equity share surrendered. Immediately following the close of the transaction, PICO consummated a 1-for-5 reverse stock split (the "Reverse Stock Split"). Accordingly, all share amounts included herein are restated to reflect the Reverse Stock Split.

          The Company's primary subsidiaries as of December 31, 1999 are as follows:

          Nevada Land & Resource Company, LLC ("Nevada Land"). In April 1997, PICO acquired Nevada Land, which then owned approximately 1.4 million acres of deeded land in northern Nevada, together with the attaching water, mineral and geothermal rights.

          Vidler Water Company, Inc. ("Vidler"). Vidler is a majority-owned Delaware corporation that was originally formed under the laws of the state of Colorado. Vidler's business involves identifying end users, namely municipalities or developers, in the Southwest who require water, and then locating a source and supplying the demand, utilizing the company's own assets where possible. These assets comprise water rights in the states of Colorado, Arizona, Nevada and California, and water storage facilities in Arizona and California.

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

          Conex Continental, Inc. ("Conex"). Conex is a Delaware corporation that trades on the Canadian Dealer Network. Conex's principal asset is a 60% interest in a sino-foreign joint venture that manufactures wheeled and tracked excavators.

          SISCOM, Inc. ("SISCOM"). SISCOM is a Colorado corporation that markets proprietary technology to the sports and broadcast industries.

       Unconsolidated Affiliate:

          HyperFeed Technologies, Inc. ("HyperFeed") is an Internet content and solutions provider to the financial services industry. HyperFeed has a number of business-to-business solutions, and its business-to-consumer subsidiary PCQuote.com, is an Internet-based provider of high performance, real-time financial data.

       Principles of Consolidation:

          The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated. Investments in which the Company owns between 20% to 50% of the voting interest and has the ability to exercise significant influence are accounted for under the equity method of accounting. Accordingly, the Company's share of income or losses are included in consolidated results. Currently, the Company classifies its 35% voting ownership in HyperFeed as an equity investment.

       Use of Estimates in Preparation of Financial Statements:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of unpaid losses and loss adjustment expenses, deferred policy acquisition costs, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 1999 and 1998, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

       Investments:

          The Company's investment portfolio at December 31, 1999 and 1998 is comprised of investments with fixed maturities, including U.S. government instruments, certificates of deposit, and corporate bonds; equity securities, including investments in common and preferred stocks, and warrants; debentures of public and private companies; oil and gas leases; short term investments, including certificates of deposit, U.S. treasury bills and mortgage interests; and real estate.

          The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement, among other things, requires investment securities to be divided into three categories: held to maturity, available for sale, and trading. The Company classifies all investments as available for sale. Investments with a readily determinable fair value are carried at fair value. Unrealized gains or losses on investments recorded at fair value are recorded net of tax and included in accumulated other comprehensive income or loss.

          The Company regularly reviews the carrying value of its investments for impairment. A decline in the market value of any investment below cost that is deemed other than temporary is written down to net realizable value. Adjustments for write-downs are reflected in net realized gains or losses on investments in the consolidated statements of operations.

          Net investment income includes amortization of premium and accretion of discount on the level yield method relating to bonds acquired at other than par value. Realized investment gains and losses are included in income and are determined on the identified certificate basis and are recorded on a trade date basis.

          The Company invests domestically and abroad. Approximately $41.8 million and $32.7 million of the Company's investments at December 31, 1999 and 1998, respectively, were invested internationally. The Company's most significant foreign currency exposure is in Swiss francs and Australian dollars.

          Real estate represents the carrying value of real property held for investment.

       Cash and Cash Equivalents:

          Cash and cash equivalents include highly liquid debt instruments purchased with original maturities of three months or less.

       Land, Minerals and Related Water Rights; Water Rights and Water Storage:

          Land, Minerals and Related Water Rights and Water Rights and Water Storage, and land improvements are carried at cost. Water rights consist of various water interests acquired independently or in conjunction with the acquisition of real properties. Water rights are stated at cost and, when applicable, consist of an allocation of the original purchase price between water rights and other assets acquired based on their relative fair values. In addition, costs directly related to the acquisition and development of water rights are capitalized. This cost includes, when applicable, the allocation of the original purchase price, costs directly related to acquisition, and interest and other costs directly related to developing land for its intended use. Amortization of land improvements is computed on the straight-line method over the estimated useful lives of the improvements ranging from 5 to 15 years. Provision is made for any diminution in value that is considered to be other than temporary.

       Property and Equipment:

          Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated lives of the assets ranging from 3 to 15 years. Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized. Gains or losses on the sale of property and equipment are included in other income.

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

       Goodwill:

          Goodwill represents the difference between the purchase price and the fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. The Company recorded negative goodwill (i.e., excess of fair value of assets acquired over purchase price) as a result of the acquisition of Citation Insurance Group in November 1996. Negative goodwill is amortized using the straight-line method over 10 years. The Company recorded goodwill related to other purchase transactions, primarily its investment in HyperFeed and Conex and amortizes the balance over various lives not exceeding 10 years.

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

       Earnings per Share:

          In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," effective for financial statements issued after December 15, 1997. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" earnings per share ("EPS") by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. The Company adopted the new method of reporting EPS for the year ended December 31, 1997.

          Reconciliation of the Basic and Diluted EPS is as follows:

                                                                   Year ended December 31,
                                                    ----------------------------------------------------
                                                         1999               1998              1997
                                                    ----------------   ---------------    --------------

Net income (loss)                                     $(8,786,102)      $ (8,244,179)      $ 19,612,018
                                                      ===========       ============       ============
Basic income (loss) per share                         $     (0.98)      $      (1.38)      $       3.11
                                                      ===========       ============       ============

Basic weighted average common shares outstanding        8,998,442          5,981,814          6,302,401
Effect of options                                                                               237,863
                                                      -----------       ------------       ------------
Diluted weighted average common and
        common equivalent shares outstanding            8,998,442          5,981,814          6,540,264
                                                      ===========       ============       ============
Diluted income (loss) per share                       $     (0.98)      $      (1.38)      $       3.00
                                                      ===========       ============       ============



          Stock options of 1 million, 1.1 million and 276,543 for 1999, 1998 and 1997, respectively and 223,187 warrants in 1998 were not included in the calculation of weighted average shares because the impacts of such instruments were anti-dilutive.

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


                                                             December 31,
                                                        1999              1998
                                                     -----------       -----------

     Net unrealized income (loss) on securities      $   826,756       $(2,511,787)
     Foreign currency translation                     (6,746,952)       (5,193,378)
                                                     -----------       -----------
Accumulated other comprehensive loss                 $(5,920,196)      $(7,705,165)
                                                     ===========       ===========



          Accumulated other comprehensive loss is net of deferred income tax liability of $658,000 and deferred income tax benefit of $1.3 million at December 31, 1999 and 1998, respectively.

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

       Recent Accounting Pronouncements:

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and measure those instruments at fair value. The new standard, as amended by SFAS No. 137, becomes effective for fiscal years beginning after June 15, 2000. Management has not assessed the impacts this statement may have on the Company's consolidated financial statements.

2.        SIGNIFICANT ACQUISITIONS:

          On December 16, 1998, PICO acquired the remaining 48.8% of Global Equity, making it a wholly owned subsidiary. This was accomplished through an exchange of PICO shares for Global Equity shares at the exchange ratio of .4628 of a PICO share for each share of Global Equity. PICO issued a total of 6,810,426 shares of PICO common stock to former Global Equity shareholders. PICO subsidiaries hold 3,110,837 of these newly issued shares which are recorded at cost, as treasury stock in the consolidated balance sheets of the Company. Net of the shares issued to affiliates, PICO issued 3,699,589 common shares valued at the average market price per share 5 days before, and after the announcement of the transaction. This average was approximately $22.10 per share (post reverse split). In addition, PICO exchanged 223,187 PICO warrants with an exercise price of $23.80 per share for all the outstanding Global Equity warrants using the same exchange ratio. PICO also exchanged 484,967 stock options with the Global Equity officers, two current Global Equity directors and a former Global Equity director in exchange for surrendering their Global Equity stock options. These grants placed the participants in a substantially similar position regarding shares and exercise price and vesting. The acquisition was accounted for using the purchase method of accounting.

          Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values as noted in the following table:

Purchase Price:
     Value of approximately 3.7 million PICO shares exchanged              $ 81,760,917
     Direct costs of acquisition                                              1,665,613
     Value of GEC options assumed                                             2,731,975
                                                                       -----------------
                                                                           $ 86,158,505
                                                                       =================
Allocation of Purchase Price:
     Historic GEC shareholders' equity acquired                            $ 58,801,561
     Adjustments to assets and liabilities acquired:
          Increase in book value of surface, water and mineral rights        36,945,129
          Increase in book value of PICO common stock owned by GEC            3,342,610
          Deferred income tax liability                                     (12,930,795)
                                                                       -----------------
                                                                           $ 86,158,505
                                                                       =================



          The following table reflects unaudited pro forma combined results of operations of the Company and Global Equity on the basis that the acquisition had taken place at the beginning of the fiscal year for the period presented:

                                                 (Unaudited)
                                           1998                 1997
                                      ---------------      ----------------

Total revenues                          $ 47,408,514          $90,019,377
Income (loss) before income taxes        (17,100,625)          20,558,784
Net income (loss)                        (17,300,443)          13,207,096
Net income (loss) per share - basic          $ (1.93)              $ 1.38
Net income (loss) per share - diluted        $ (1.93)              $ 1.34



          These unaudited pro forma results have been prepared for comparative purposes and do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect at the beginning of the period or of future results of operations of the consolidated entities.

          On April 23, 1997, Global Equity and PICO acquired 100% of the membership interest of Nevada Land, a Delaware limited liability company. The total purchase price was approximately $48.6 million.

          At November 3, 1999 the Company increased its ownership of Conex from 66% to 83% through the redemption of its remaining preferred shares and conversion of intercompany loans into common stock. At August 2, 1999 the Company increased its ownership of Conex from 32% to 66% through the redemption of preferred shares, the proceeds from which were used to exercise warrants for common shares. The consolidated results of operations for the year ended December 31, 1999 reflect the consolidation of Conex for the period August 3 to December 31. Previous to consolidation, the investment was accounted for using the equity method. Consequently, the results of operations for the year ended December 31, 1999 include 32% of the losses in the unconsolidated affiliate for the period January 1 to August 2, 1999. Conex's primary asset is a 60% sino-foreign joint venture that manufactures wheeled and tracked excavators in The People's Republic of China.

          Conex accounts for its 60% interest in the sino-foreign joint venture using the equity method of accounting due the fact that it does not have majority financial control over the policies and procedures of the joint venture. The functional currency for the joint venture is the Chinese Renminbi.

          The following is the results of operations of Conex for the year ended December 31, 1999:

 Expenses                               $ 1,114,938
 Equity in losses of
 unconsolidated affiliates                1,873,874
                                     ---------------
 Loss from operations                     2,988,812
 Minority interest                       (1,491,417)
                                     ---------------
 Net loss                               $ 1,497,395
                                     ===============

3.        INVESTMENTS:

          At December 31, the cost and carrying value of investments were as follows:


                                                               Gross              Gross
                                                             Unrealized         Unrealized          Carrying
1999:                                        Cost              Gains              Losses             Value
                                       -----------------   ---------------    ---------------    ---------------
Fixed maturities:
     U.S. Treasury securities
          and obligations of U.S.
          government corporations
          and agencies                     $ 25,157,710           $ 8,461         $ (291,784)       $24,874,387

     Corporate securities                     9,600,805            28,225            (29,003)         9,600,027

     Mortgage-backed
         securities                          12,850,000                                              12,850,000
                                       -----------------   ---------------    ---------------    ---------------
                                             47,608,515            36,686           (320,787)        47,324,414
Equity securities                            57,424,022        12,865,362        (11,136,108)        59,153,276
Short term investments                       16,493,675                                              16,493,675
Investment in unconsolidated affiliates      11,297,812                                              11,297,812
                                       -----------------   ---------------    ---------------    ---------------
          Total                           $ 132,824,024       $12,902,048       $(11,456,895)      $134,269,177
                                       =================   ===============    ===============    ===============



                                                                Gross             Gross
                                                             Unrealized         Unrealized          Carrying
1998:                                        Cost               Gains             Losses             Value
                                        ----------------    --------------    ---------------    ---------------
Fixed maturities:
     U.S. Treasury securities
          and obligations of U.S.
          government corporations
          and agencies                      $ 6,991,162          $ 63,105          $ (43,919)       $ 7,010,348

     Corporate securities                    12,943,949           184,032                            13,127,981

     Mortgage-backed
         securities                          12,503,811                                              12,503,811
                                        ----------------    --------------    ---------------    ---------------
                                             32,438,922           247,137            (43,919)        32,642,140

Equity securities                            60,606,395         5,017,651         (9,915,154)        55,708,892
Short term investments                       21,098,702                                              21,098,702
Investment in unconsolidated affiliates       4,915,361                                               4,915,361
Real estate                                   2,046,685                                               2,046,685
                                        ----------------    --------------    ---------------    ---------------
          Total                           $ 121,106,065        $5,264,788        $(9,959,073)      $116,411,780
                                        ================    ==============    ===============    ===============

          The amortized cost and carrying value of investments in fixed maturities at December 31, 1999, by contractual maturity, are shown below. Expected maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Amortized              Carrying
                                                 Cost                  Value
                                          -------------------    ------------------

Due in one year or less                          $14,933,795           $14,846,286
Due after one year through five years             19,824,720            19,628,128
Mortgage-backed securities                        12,850,000            12,850,000
                                          -------------------    ------------------
                                                 $47,608,515           $47,324,414
                                          ===================    ==================



          Investment income is summarized as follows for each of the years ended December 31:



                                   1999              1998              1997
                              ---------------   ---------------   ---------------
Investment income from:
     Available for sale:
          Fixed maturities       $ 1,593,052       $ 1,694,345        $3,665,643
          Equity securities          470,628           585,330         2,956,309
     Short-term investments
          and other                4,809,821         7,540,967         7,412,342
                              ---------------   ---------------   ---------------
     Total investment income       6,873,501         9,820,642        14,034,294
Investment expenses                 (268,679)         (388,630)         (514,187)
                              ---------------   ---------------   ---------------
     Net investment income       $ 6,604,822       $ 9,432,012       $13,520,107
                              ===============   ===============   ===============



          Pre-tax net realized gains (losses) on investments were as follows for each of the years ended December 31:


                                                           1999               1998                1997
                                                       ------------       ------------       ------------
Gross realized gains:
     Available for sale:
          Fixed maturities                                                $    201,665       $    300,167
          Equity securities and other investments      $  3,395,323          3,810,751         31,083,312
          Real estate                                       670,451            806,574
                                                       ------------       ------------       ------------
     Total gain                                           4,065,774          4,818,990         31,383,479
                                                       ------------       ------------       ------------
Gross realized losses:
     Available for sale:
          Fixed maturities                                     (123)          (178,770)        (1,253,139)
          Equity securities and other investments        (3,625,040)        (8,260,408)        (8,737,009)
          Real estate                                                         (791,617)
                                                       ------------       ------------       ------------
     Total losses                                        (3,625,163)        (9,230,795)        (9,990,148)
                                                       ------------       ------------       ------------
     Net realized gain (loss)                          $    440,611       $ (4,411,805)      $ 21,393,331
                                                       ============       ============       ============

          During 1999 and 1998, the Company recorded $3.2 million and $8.2 million, respectively, in permanent write downs of investments to recognize what is expected to be other than temporary declines in the market values of those securities.

          During 1999, the Company purchased 6,166,657 shares of Australian Oil and Gas ("AOG") for $6.6 million and received 420,494 shares as a dividend valued at $452,000. During 1998, the Company purchased 857,309 shares of Australian Oil and Gas ("AOG") for $803,000. At December 31, 1999 the Company owns a total of 7,444,460 shares, representing a 15.9% interest in AOG.
          During 1999, the Company purchased 76,600 shares of Jungfraubahn Holding AG ("Jungfraubahn") based in Interlaken, Switzerland for $11.8 million, bringing the total holding to 109,200 shares, or 18.7% of the company. The acquisition was financed with $7 million in cash and the remaining balance in debt.

          Approximately $26.8 million of the total gross realized gains for the year ended December 31, 1997 were generated from the conversion of Resource America, Inc. warrants and the immediate sale of the converted common stock. For the year ended December 31, 1997, Global Equity recorded a permanent write down of $8 million (of which approximately $3.8 million represented the realization of accumulated foreign currency translation adjustments recorded by Global Equity) in the value of its investment in Korean securities in recognition of what is expected to be an other than temporary decline in the market value of those securities. These write-downs have been recorded as a realized loss.

4.        INVESTMENT IN UNCONSOLIDATED AFFILIATES:

          At December 31, 1999, the Company's investment in HyperFeed consisted of 2,370,000 shares of common stock, representing 15% of the common shares outstanding; 4,786,538 shares of preferred stock, representing a 23% diluted voting interest; and an additional 4,055,195 common stock warrants which on a diluted basis would represent an additional 17% voting interest. The common and preferred stock are presented using the equity method of accounting for investments in common stock as prescribed by APB No. 18, and have a combined carrying value of $2.8 million at December 31, 1999. The difference between the carrying value of the investment and the underlying equity in the net assets or liabilities of HyperFeed is considered goodwill and is being amortized over 10 years on a straight-line basis. At December 31, 1999, the common stock warrants are carried in accordance with SFAS No. 115 at an estimated fair value of $15.4 million, prior to $3.8 million in deferred tax, using the Black Scholes option-pricing model. The pre-tax unrealized gain on the warrants is $11.3 million.

          The Black Scholes pricing model incorporates assumptions in calculating an estimated fair value. The following assumptions were used in the computations: no dividend yield for all years; a risk-free interest rate of 5%; a two year expected life; and a historical 4 year cumulative volatility of 133%.

          The market value of the common shares and preferred shares based on the December 31, 1999 closing price of HyperFeed common stock was approximately $11 million and $22.1 million, respectively.

          At December 31, 1998, the investment in HyperFeed consisted of 2,370,000 shares of common stock (representing 16.7% of the common shares outstanding) and 4,786,538 shares of preferred stock, representing a 24% diluted voting interest and an additional 4,055,195 common stock warrants, which on a diluted basis would represent an additional 17% voting interest. The investment in common stock and preferred stock have a combined carrying value of $5 million, net of deferred tax at December 31, 1998. At December 31, 1998, the common stock warrants are carried in accordance with SFAS No. 115 at an estimated fair value of $6.1 million, prior to $683,000 in deferred tax, using the Black Scholes pricing model. The pre-tax unrealized gain on the warrants was $2 million. The market value of the common shares and preferred shares based on the December 31, 1998 closing price of HyperFeed common stock was approximately $5 million and $10.2 million, respectively.

          During the three years ended December 31, 1999, HyperFeed recorded various capital transactions that affected PICO's voting ownership percentage. In 1999, HyperFeed issued common stock related to the conversion of options and warrants and stock in a private placement. These transactions diluted PICO's ownership percentage approximately 3% to 35% at the end of 1999. During 1998, there were various capital transactions, other than the debt conversion, that affected PICO's voting ownership percentage. In summary, PICO's ownership percentage increased from 16.5% at the beginning of 1998 to 18% at June 30, 1998 then declined to 17.7% at September 30, 1998. The debt conversion during the fourth quarter of 1998 increased PICO's voting percentage to approximately 38% at the end of 1998. In 1997, HyperFeed sold 5 million shares common stock and warrants to purchase 500,000 shares of common stock at $1 per share, for net proceeds of $4.7 million. As a result, PICO's voting ownership declined from 27.8% prior to the transaction to 16.6%. This gave rise to a dilution gain of $997,000. Deferred taxes are provided on each dilution transaction.

          In December 1998, the Company converted its $2.5 million HyperFeed debenture, $3.3 million line of credit and $969,000 in accrued interest into 1,907,463 shares of HyperFeed Series A voting convertible preferred shares, 2,879,077 series B voting convertible preferred shares, and 3,106,163 million warrants to purchase HyperFeed common shares, expiring in 2006. The value of the preferred shares and warrants was determined using a relative fair value approach and consequently, no gain or loss was recorded on the transaction.

5.        LAND, MINERALS AND RELATED WATER RIGHTS; WATER RIGHTS AND WATER
          STORAGE:

          Through its subsidiary Nevada Land, the Company owns land, mineral and related water rights. Through its subsidiary Vidler, the Company owns water rights and water storage consisting of various real properties in California, Arizona, Colorado and Nevada. The costs assigned to the various components at December 31, were as follows:

                                                  1999                  1998
                                            ------------------    -----------------
NLRC:
    Land, Mineral and Related Water Rights       $ 44,658,905         $ 53,905,167
                                            ------------------    -----------------

Vidler:
    Water rights                                   19,924,025           20,012,797
    Land                                           52,320,131           40,236,058
    Water Storage                                   3,999,999            2,333,640
    Land improvements, net                          2,768,782            2,499,189
                                            ------------------    -----------------
    Water Rights and Water Storage                 79,012,937           65,081,684
                                            ------------------    -----------------

                                                 $123,671,842        $ 118,986,851
                                            ==================    =================


          At December 31, 1999, the book value of Vidler's interest in the Semitropic Water Storage facility was $4.0 million. During the first ten years of the agreement through November, 2008, Vidler is required to make a minimum annual payment of $2.3 million. In return, Vidler is entitled to store up to 185,000 acre-feet of water underground at Semitropic for 35 years. The cash payments made during the first ten years are being capitalized and the asset is being amortized over its useful life of thirty-five years. In 1999, the $2.3 million payment was capitalized to water storage, and $667,000 of expense was amortized against it. In addition, Vidler is required to pay annual operating and maintenance costs. In 1999, operating costs of $863,000 were charged to the water rights and water storage segment.

6.        DISCONTINUED OPERATIONS:

          On June 16, 1997, the Company announced a definitive agreement to sell its life and health insurance subsidiary, American Physicians Life ("American Physicians"). The closing was completed on December 4, 1998. Proceeds from the sale were $17 million in cash. On August 21, 1997, Global Equity announced an agreement to sell its Sri Lankan subsidiaries. The closings occurred during 1997 for consideration of $17.3 million in cash and $7.7 million in marketable securities. Approximately $15 million of the $25 million purchase price was received in 1997, and the remaining balance was received in 1998.

          Because these subsidiaries represented major segments of the Company's business, in accordance with APB No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business," operations for all of 1999, 1998 and 1997 have been classified as discontinued operations.

          The following reconciles income (loss) from continuing operations to net income (loss):

                                                                              1998             1997
                                                                       ---------------  ---------------
Income (loss) from continuing operations
before income taxes and minority interest                               $  (12,559,501)    $ 23,761,245
Provision for income taxes                                                   1,292,334        7,807,971
Minority interest                                                            4,532,632        3,202,461
                                                                       ---------------  ---------------
Income (loss) from continuing operations                                    (9,319,203)      19,155,735
                                                                       ---------------  ---------------

   Income from discontinued operations, net of
   income taxes of $86,000 in 1998
   and $965,000 in 1997 and minority interest of $489,000 in 1997              345,716          892,275
   Gain (loss) on disposal of discontinued operations, net of income tax of $375,000 in 1998 and
   $1.3 million in 1997 and foreign currency of $1.2 million in 1997           729,308         (160,250)
   Minority interest                                                                           (275,742)
                                                                       ---------------  ---------------
   Income from discontinued operations                                       1,075,024          456,283
                                                                       ---------------  ---------------
   Net income (loss)                                                      $ (8,244,179)    $ 19,612,018
                                                                       ===============  ===============


          Following is an unaudited summary of American Physicians' stand-alone financial results for the periods included in the statements of operations as discontinued operations:


                                               1998                1997
                                      ------------------  ------------------
Total revenues                              $ 9,172,435         $ 5,310,330
Income (loss) before taxes                      431,650            (112,012)
Net income (loss)                               345,716            (167,327)
Net income (loss) per share - basic              $ 0.07             $ (0.03)
Net income (loss) per share - diluted            $ 0.07             $ (0.03)



          Following is an unaudited summary of these Sri Lankan companies stand alone financial results for the period included as discontinued operations in the accompanying financial statements.


                                                  1997
                                            --------------
Total revenues                               $ 12,449,347
Income before taxes
    and minority interests                      3,309,699
Minority interest in income of subsidiary         764,418
Net income                                        288,956
Net income per share - basic                       $ 0.05
Net income per share - diluted                     $ 0.04


7.        PREMIUMS AND OTHER RECEIVABLES:

          Premiums and other receivables consisted of the following at December 31:


                                                  1999                1998
                                             ----------------    ----------------
Agents' balances and unbilled premiums           $ 6,680,895         $ 7,513,754
Finance receivables                                2,793,185
Trade receivables                                    651,400
Other accounts receivable                          2,004,717           2,994,788
                                             ----------------    ----------------
                                                  12,130,197          10,508,542
Allowance for doubtful accounts                      (99,488)            (94,525)
                                             ----------------    ----------------
                                                $ 12,030,709        $ 10,414,017
                                             ================    ================

8.   FEDERAL INCOME TAX:

          The Company and its U.S. subsidiaries, excluding U.S. subsidiaries of Global Equity, file a consolidated federal income tax return. Non-U.S. subsidiaries file tax returns in various foreign countries.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

          Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                              1999                1998
                                                         ----------------    ----------------
Deferred tax assets:
     Net operating loss carryforwards                       $ 16,432,788        $ 13,852,749
     Loss reserves                                            10,629,211          11,142,641
     Unearned premium reserves                                 1,081,013           1,265,960
     Unrealized depreciation on securities                     3,451,782           2,683,119
     Deferred gain on retroactive reinsurance                    420,419             612,338
     Integration liability                                                            51,680
     Write down of securities                                  1,634,616
     Equity in unconsolidated affiliates                         784,120             275,642
     Other, net                                                  861,923           1,128,294
                                                         ----------------    ----------------
          Total deferred tax assets                           35,295,872          31,012,423
                                                         ----------------    ----------------
Deferred tax liabilities:
     Reinsurance receivables                                   6,189,121           8,484,586
     Deferred policy acquisition costs                         1,639,218           1,886,536
     Unrealized appreciation on securities                     4,070,176             243,775
     Revaluation of surface, water and mineral rights         14,880,795          14,880,795
     NLRC land sales                                           1,065,315             455,000
     Accretion of bond discount                                   60,465              62,888
     Capitalized lease                                           566,771
                                                         ----------------    ----------------
          Total deferred tax liabilities                      28,471,861          26,013,580
                                                         ----------------    ----------------
     Net deferred tax assets before
          valuation allowance                                  6,824,011           4,998,843
     Less valuation allowance                                 (3,736,152)        (12,184,499)
                                                         ----------------    ----------------
          Net deferred tax asset (liability)                 $ 3,087,859        $ (7,185,656)
                                                         ================    ================



          The deferred tax asset valuation allowance as of December 31, 1999 relates to the net operating loss carryforwards (NOL's) of Global Equity and its subsidiaries. Global Equity and its subsidiaries are subject to rules that limit the ability to utilize their NOL's. Due to these limitations and the uncertainty of future taxable income, a valuation allowance has been recorded for the deferred tax asset that may not be realized. The deferred tax asset valuation allowance as of December 31, 1998 also include amounts related to NOL's of PICO and its U. S. consolidated subsidiaries. During 1999, U.S. tax legislation was enacted that removed certain limitations on the Company's ability to utilize its U.S. NOL's. As a result of this legislation, the valuation allowance for these losses was removed. Deferred tax assets and liabilities, the recorded valuation allowance, and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management's conclusions as to the ultimate realization of deferred tax assets.

          Pre-tax income (loss) from continuing operations for the years ended December 31 was under the following jurisdictions:

                                  1999                1998                 1997
                            -----------------    ----------------    -----------------
Domestic                       $ (17,363,751)       $ (8,478,440)        $ 36,248,709
Foreign                           (5,894,929)         (4,081,061)         (12,487,464)
                            -----------------    ----------------    -----------------
    Total                      $ (23,258,680)      $ (12,559,501)        $ 23,761,245
                            =================    ================    =================


          Income tax expense (benefit) from continuing operations for each of the years ended December 31 consists of the following:


                                                  1999                1998                 1997
                                             ----------------    ----------------    -----------------
Current tax expense (benefit):
U.S. federal                                      $ (729,136)       $ (5,415,430)         $ 9,292,120
Foreign                                              519,544             358,759
                                             ----------------    ----------------    -----------------
    Total tax expense (benefit)                     (209,592)         (5,056,671)           9,292,120
                                             ----------------    ----------------    -----------------
Deferred tax expense (benefit):
U.S. federal                                    $(10,156,823)         $3,205,910          $ 2,068,300
Foreign                                           (2,957,847)          3,143,095           (3,552,449)
                                             ----------------    ----------------    -----------------
    Total tax expense (benefit)                  (13,114,670)          6,349,005           (1,484,149)
                                             ----------------    ----------------    -----------------
    Total income tax expense (benefit)          $(13,324,262)         $1,292,334          $ 7,807,971
                                             ================    ================    =================


          The difference between income taxes provided at the Company's effective tax rate and federal statutory rate is as follows:

                                                           1999               1998               1997
                                                      ----------------    --------------    ----------------
Federal income tax expense (benefit) at statutory rate   $ (7,907,951)     $ (4,270,230)        $ 8,316,436
Change in valuation allowance                              (8,448,347)        1,889,973            (136,000)
Accrued liabilites                                          1,578,000
Equity in losses of unconsolidated affiliates                 217,934
Extraordinary gain                                            227,821
Non deductible capital loss                                   294,188
Investment valuation                                          171,115         3,434,307
Other                                                         542,978           238,284            (372,465)
                                                      ----------------    --------------    ----------------
     Federal income tax expense (benefit)               $ (13,324,262)      $ 1,292,334         $ 7,807,971
                                                      ================    ==============    ================


          Provision has not been made for U.S. or additional foreign tax on the undistributed earnings of foreign subsidiaries. It is not practical to estimate the amount of additional tax that might be payable. At December 31, 1999 and 1998, the Company had an income tax receivable of $3.6 million and $6.5 million, respectively. The aggregate NOL's of approximately $44.1 million expire between 1999 and 2013. There is a $1.4 million annual limitation on the utilization of the NOL's of PICO, Citation and Sequoia.

9.        PROPERTY AND EQUIPMENT:

          The major classifications of property and equipment are as follows at December 31:


                                                   1999               1998
                                               --------------    ---------------
Office furniture, fixtures and equipment         $ 6,838,170        $ 5,796,110
Building and leasehold improvements                  375,975             22,988
                                               --------------    ---------------
                                                   7,214,145          5,819,098
Accumulated depreciation                          (5,461,325)        (3,967,596)
                                               --------------    ---------------
Property and equipment, net                      $ 1,752,820        $ 1,851,502
                                               ==============    ===============


          Depreciation expense was $1 million, $1.3 million, and $873,000, in 1999, 1998, and 1997, respectively.


10.       DEFERRED POLICY ACQUISITION COSTS:

          Changes in deferred policy acquisition costs were as follows:

                                                1999               1998               1997
                                           ----------------   ----------------   ----------------
Balance, January 1                             $ 5,548,634        $ 5,320,716        $ 5,377,339
     Additions:
          Commissions                            5,559,587          6,711,752          7,677,146
          Other                                  3,966,560          4,540,307          4,431,623
          Ceding commissions                       230,792            (43,819)           (13,596)
                                           ----------------   ----------------   ----------------
               Deferral of expense               9,756,939         11,208,240         12,095,173
                                           ----------------   ----------------   ----------------
          Adjustment for premium deficiency                          (103,180)          (584,366)
     Amortization to expense                   (10,484,345)       (10,877,142)       (11,567,430)
                                           ----------------   ----------------   ----------------
Balance, December 31                           $ 4,821,228        $ 5,548,634        $ 5,320,716
                                           ================   ================   ================


11.       SHAREHOLDERS' EQUITY:

          On December 16, 1998, PICO acquired the remaining shares of Global Equity. This was accomplished through an exchange of PICO shares for Global Equity shares at the exchange ratio of .4628 of a PICO share for each share of Global Equity. PICO issued a total of 6,810,426 shares of PICO common stock to former Global Equity shareholders. PICO subsidiaries hold 3,110,837 of these newly issued shares which are recorded as treasury stock in the consolidated balance sheets of the Company. Following the transaction, PICO had 13,328,778 shares of common stock issued and outstanding of which 4,380,779 million are accounted for as treasury stock, at cost in the consolidated balances sheets. In addition, PICO exchanged 223,187 PICO warrants with an exercise price of $23.80 per share for all the outstanding Global Equity warrants using the same exchange ratio. The original October 23, 1998 expiration date of the warrants was extended to June 30, 1999. During 1999, 120,000 of the warrants were exercised for $2.9 million. The remaining warrants expired. No other warrants exist. PICO also exchanged 484,967 stock options to Global Equity officers, two current Global Equity directors and a former Global Equity director in exchange for surrendering their Global Equity stock options. These grants placed the participants in a substantially similar position regarding shares and exercise price, vested according to their original terms.

          On July 23, 1998, Guinness Peat Group plc ("GPG") sold 672,517 unregistered shares of PICO common stock to several institutional investors, representing substantially all of GPG's holdings in PICO. PICO acquired 412,846 of the above shares at a cost of $1.6 million, and assumed call option obligations for the delivery of these shares when the options are exercised. These call options expire on December 30, 2003 and are held by PICO's chairman of the board and president and chief executive officer. On December 31, 1998, 57,307 of these options were exercised for a total of $200,000.

          On November 30, 1998, the Company eliminated the 1991 Shareholder Rights Plan, which had been adopted by Citation Insurance Group prior to its acquisition by PICO. The action was taken by unanimous vote of PICO's independent directors, as required by the terms of the Plan, and on the recommendation of management.

          Pursuant to direction by the Board of Directors in the last quarter of 1997, management is in the process of terminating the CIG ESOP. No contributions were made to the plan in 1999, 1998 or 1997.

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

          PICO Holdings' 1998 Option Plan. PICO is authorized to issue 100,000 shares of common stock pursuant to awards granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based awards. On October 22, 1998, PICO granted 100,000 non-qualified common stock options to an officer of the Company at an exercise price of $15.625 per share. The options granted vest monthly over three years, expiring October 22, 2008. During 1999, 61,111 of these options expired when the officer left the Company.

          PICO Holdings' 1998 Global Equity/PICO Option Plan. As discussed above, PICO assumed 484,967 options to existing Global Equity option holders pursuant to the acquisition of the remaining shares of Global Equity by exchanging PICO options for Global Equity options. The options granted from this plan placed the participants in an economically equivalent position regarding the number of shares, exercise price, and with vesting according to their original terms.

          PICO Holdings' 1999 Option Plan. PICO is authorized to issue 10,665 shares of common stock pursuant to awards granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based awards. On January 1, 1999, PICO granted 10,665 non-qualified common stock options to an officer of the Company at an exercise price of $13.25 per share. The options were immediately vested and expire in 10 years.

          A summary of the status of the Company's stock options is presented below for the years ended December 31:


                                            1999                      1998                       1997
                                   ------------------------  -------------------------  ------------------------
                                                 Weighted                   Weighted                  Weighted
                                     Shares       Average      Shares        Average      Shares      Average
                                   Underlying    Exercise    Underlying     Exercise    Underlying    Exercise
                                     Options      Prices       Options       Prices      Options       Prices
                                   ------------  ----------  ------------   ----------  -----------  -----------

Outstanding at beginning of year     1,096,972      $15.89       514,405      $ 13.55      551,901      $ 14.15
Granted                                 10,665       13.25       100,000        15.63
Exercised                                                                                  (21,000)       16.45
Canceled                               (61,111)      15.63        (2,400)       30.00      (16,496)       33.20
Options assumed in merger                                        484,967        18.41
Outstanding at end of year           1,046,526       15.83     1,096,972        15.89      514,405        13.55
Exercisable at end of year           1,046,526       15.83     1,002,528        15.91      514,405        13.55
Weighted-average fair value
     of options granted during
     the year                                       $ 9.02                    $ 10.23                   $ 18.10
                                                 ==========                 ==========               ===========

          The following table summarizes information about stock options outstanding at December 31, 1999:

                          Options Outstanding                          Options Exercisable
--------------------------------------------------------------    ---------------------------
                                       Weighted
                                        Average     Weighted
                          Number       Remaining    Average          Number        Weighted
     Range of          Outstanding    Contractual   Exercise      Exercisable       Average
  Exercise Prices      at 12/31/99       Life        Price        at 12/31/99    Exercise Price
--------------------   -------------  -----------  -----------    -------------  ------------
$13.25 to $14.40            522,670         5.71       $13.46          522,670        $13.46
$15.63 to $23.95            523,856         1.07       $18.20          523,856        $18.20
                       -------------                              -------------
$13.25 to $23.95          1,046,526         3.39       $15.83        1,046,526        $15.83
                       =============                              =============

          The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999 and 1998, respectively: no dividend yield for all years; risk-free interest rates are different for each grant ranging from 5% to 6.97%; the expected lives of options are estimated at 10 years and 7 years, respectively; and a volatility of 54% for the 1999 grants, and 62% for the 1998 grants.

          Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income
       (loss) and net income (loss) per share would approximate the following pro forma amounts for the years ended December 31:


                                                          1999             1998              1997
                                                     ---------------- ----------------  ----------------
Reported net income (loss)                              $ (8,786,102)    $ (8,244,179)     $ 19,612,018
SFAS No. 123 charge                                          (96,249)         (56,836)       (1,462,477)
                                                     ---------------- ----------------  ----------------
Pro forma net income (loss)                             $ (8,882,351)    $ (8,301,015)     $ 18,149,541
                                                     ================ ================  ================
Pro forma net income (loss) per share - basic                $ (0.99)         $ (1.39)           $ 2.88
                                                     ================ ================  ================
Pro forma net income (loss) per share - diluted              $ (0.99)         $ (1.39)           $ 2.78
                                                     ================ ================  ================

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

          All reinsurance assets and liabilities are shown on a gross basis in the accompanying consolidated financial statements. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Such amounts are included in "reinsurance receivables" in the consolidated balance sheets as follows:

                                                               1999             1998
                                                          ---------------  ---------------
Estimated reinsurance recoverable on:
Unpaid losses and loss adjustment expense (net of
     discount of $2,180,701 and $2,739,332, respectively)   $ 40,333,000     $ 52,000,444
Reinsurance recoverable on paid losses and loss expenses       2,209,867        1,126,785
                                                          ---------------  ---------------
                                                              42,542,867       53,127,229
Other balances receivable from reinsurers                      2,497,501        2,497,601
                                                          ---------------  ---------------
     Reinsurance receivables                                $ 45,040,368     $ 55,624,830
                                                          ===============  ===============

          Unsecured reinsurance risk is concentrated in the companies shown in the table below. The Company remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

                          CONCENTRATION OF REINSURANCE

                                            Unearned            Reported           Unreported           Reinsurer
                                            Premiums             Claims              Claims              Balances
                                         ----------------   -----------------   ------------------  -------------------
Sydney Reinsurance Corporation                                   $ 5,080,000          $ 8,024,000         $ 13,104,000
Continental Casualty Company                 $ 1,201,000           2,667,000              790,000            4,658,000
San Francisco Reinsurance Group                    8,000                                                         8,000
TIG Reinsurance Group                                                417,000            4,385,000            4,802,000
Transatlantic Reinsurance Company                                                       6,286,000            6,286,000
Cologne Reinsurance Company of America                                                    700,000              700,000
Mutual Assurance, Inc.                                             5,188,000              609,000            5,797,000
General Reinsurance                                2,000           2,071,000               70,000            2,143,000
National Reinsurance Corporation                                     410,000              230,000              640,000
PXRE                                             312,000           1,056,000              185,000            1,553,000
Hartford Fire Insurance Company                  295,000             952,000              370,000            1,617,000
                                         ----------------   -----------------   ------------------  -------------------
                                             $ 1,818,000        $ 17,841,000         $ 21,649,000         $ 41,308,000
                                         ================   =================   ==================  ===================



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

          In 1994, the Company entered into a retroactive reinsurance arrangement with respect to its MPL business. As a result, Physicians initially recorded a deferred gain on retroactive reinsurance of $3.4 million in 1994. Deferred gains are being amortized into income over the expected payout of the underlying claims using the interest method. The unamortized gain as of December 31, 1999 and 1998 was $1.2 million and $1.8 million, respectively.

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

          The following is a summary of the net effect of reinsurance activity on the consolidated financial statements for each of the years ended December 31:

                                                    1999               1998              1997
                                              -----------------   ----------------  ----------------
Direct premiums written                           $ 36,558,158       $ 41,792,175      $ 46,634,157
Reinsurance premiums assumed                        16,478,155             93,277           183,945
Reinsurance premiums ceded                         (19,377,029)        (6,598,800)       (7,125,152)
                                              -----------------   ----------------  ----------------
     Net premiums written                         $ 33,659,284       $ 35,286,652      $ 39,692,950
                                              =================   ================  ================

Direct premiums earned                              39,162,007         42,760,312        60,474,680
Reinsurance premiums assumed                        17,947,838            141,734           220,564
Reinsurance premiums ceded                         (20,730,813)        (6,770,631)      (10,818,840)
                                              -----------------   ----------------  ----------------
     Net premiums earned                          $ 36,379,032       $ 36,131,415      $ 49,876,404
                                              =================   ================  ================
Losses and loss adjustment expenses incurred:
     Direct                                         47,939,738         32,124,801        47,890,333
     Assumed                                         9,243,904            261,504           427,371
     Ceded                                         (22,966,351)        (2,501,772)      (17,045,189)
                                              -----------------   ----------------  ----------------
                                                    34,217,291         29,884,533        31,272,515
     Effect of discounting on losses and
         loss adjustment expenses (Note 13)            994,545            643,474         3,057,812
                                              -----------------   ----------------  ----------------
Net losses and loss adjustment expenses           $ 35,211,836       $ 30,528,007      $ 34,330,327
                                              =================   ================  ================


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

          Physicians and PRO prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Ohio Department of Insurance ("Ohio Department"). Citation and Sequoia prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the California Department of Insurance. Prescribed statutory accounting practices include guidelines contained in various publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Ohio Department's prescribed accounting practices do not allow for discounting of claim liabilities. However, for the three years ended December 31, 1999, the Ohio Department permitted Physicians to discount its losses and loss adjustment expenses related to its MPL claims to reflect anticipated investment income. Permission was granted due primarily to the longer claims settlement period related to MPL business as compared to most other types of property and casualty insurance lines of business. Property and casualty insurance companies are permitted to discount claims liabilities under generally accepted accounting principles to the extent that the discounting of claims liabilities is prescribed or permitted by statutory accounting principles.

          Physicians uses a discount rate of 4% for statutory and financial reporting purposes. The method of determining the discount is based on historical payment patterns and assumes an interest rate at or below its own investment yield. The carrying value of MPL reserves gross as to reinsurance was approximately $71.9 million, net of discounting of $9.7 and $85.8 million, net of discounting of $11.3 million at December 31, 1999 and 1998, respectively.

          Activity in the reserve for unpaid claims and claim adjustment expenses was as follows for each of the years ended December 31:

                                                     1999                1998                1997
                                              -----------------   -----------------   ------------------
Balance at January 1                             $ 155,020,696       $ 196,095,518        $ 252,023,546
     Less reinsurance recoverable                  (52,000,444)        (67,654,430)         (89,493,139)
                                              -----------------   -----------------   ------------------
          Net balance at January 1                 103,020,252         128,441,088          162,530,407
                                              -----------------   -----------------   ------------------
Incurred loss and loss adjustment expenses
     for current accident year claims               18,903,062          23,242,512           33,440,000
Incurred loss and loss adjustment expenses
     for prior accident year claims                 15,878,697           7,009,420             (980,469)
Retroactive reinsurance                               (564,469)           (367,399)          (1,187,016)
Accretion of discount                                  994,545             643,474            3,057,812
                                              -----------------   -----------------   ------------------
     Total incurred                                 35,211,835          30,528,007           34,330,327
                                              -----------------   -----------------   ------------------
Effect of retroactive reinsurance                      564,469             367,399            1,187,018
                                              -----------------   -----------------   ------------------
Payments for claims occurring during:
     Current accident year                          (8,940,341)        (11,468,646)         (13,886,002)
     Prior accident years                          (31,056,340)        (44,847,596)         (55,720,662)
                                              -----------------   -----------------   ------------------
          Total paid                               (39,996,681)        (56,316,242)         (69,606,664)
                                              -----------------   -----------------   ------------------
Net balance at December 31                          98,799,875         103,020,252          128,441,088
Plus reinsurance recoverable                        40,333,000          52,000,444           67,654,430
                                              -----------------   -----------------   ------------------
Balance at December 31                           $ 139,132,875       $ 155,020,696        $ 196,095,518
                                              =================   =================   ==================

14.      EMPLOYEE BENEFIT PLAN:

          PICO maintains a 401(k) Defined Contribution Plan covering substantially all employees of the Company. Matching contributions are based on a percentage of employee compensation. In addition, the Company may make a discretionary contribution at the end of the Plan's fiscal year within limits established by the Employee Retirement Income Securities Act. Contribution expense incurred by the Company for the three years ended December 31, 1999 was $862,000, $618,000 and $365,000, respectively.


  15.  REGULATORY MATTERS:

          The regulations of the Departments of Insurance in the states where the Company's insurance subsidiaries are domiciled generally restrict the ability of insurance companies to pay dividends or make other distributions. Based upon statutory financial statements filed with the insurance departments as of December 31, 1999, $3.5 million was available for distribution by the Company's wholly-owned insurance subsidiaries to the parent company without the prior approval of the Department of Insurance in the states in which the Company's insurance subsidiaries are domiciled. On July 31, 1998, American Physicians paid an $8 million dividend to Physicians Investment Company. On December 17, 1997, a subsidiary of Physicians, The Professional Insurance Company ("PRO"), paid Physicians a cash dividend of approximately $5.5 million. A dividend payment of $13.2 million was made on December 30, 1997 from Physicians to PICO Holdings, Inc. in the form of Global Equity common stock.

16.       COMMITMENTS AND CONTINGENCIES:

          The Company leases some of its offices under non-cancelable operating leases that expire at various dates through October 2008. Total rent expense was $1.3 million, $1.5 million, and $1.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum rental payments required under the leases for the years ending December 31, are as follows:


2000                $3,263,579
2001                 3,122,341
2002                 2,972,350
2003                 2,425,900
2004                 2,333,640
Thereafter           8,751,150
               ----------------
Total              $22,868,960
               ================

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

          On January 10, 1997, Global Equity commenced an action in British Columbia against MKG Enterprises Corp. ("MKG"), Vignoble Wines Agency Inc. ("Vignoble") to enforce repayment of a $5 million loan made by Global Equity to MKG. On the same day, the Supreme Court of British Columbia granted an order preventing MKG from disposing of certain assets pending resolution of the action. Global Equity subsequently brought a motion to have a receiver-manager appointed for MKG and Vignoble, which motion has been adjourned. In addition, in March 1999 Global Equity filed an action in the Supreme Court of British Columbia against a third party. This action states the third party had fraudulently entered into loan agreements with MKG. Accordingly, under this action Global Equity is claiming damages from the third party and restraining the third party from further action.

          In connection with the sale of their interests in Nevada Land by the former members, a limited partnership agreed to act as consultant to Nevada Land in connection with the maximization of the development, sales, leasing, royalties or other disposition of land, water, mineral and oil and gas rights with respect to the Nevada property. In exchange for these services, the partnership was to receive from Nevada Land a consulting fee calculated as 50% of any net proceeds that Nevada Land actually receives from the sale, leasing or other disposition of all or any portion of the Nevada property or refinancing of the Nevada property provided that Nevada Land has received such net proceeds in a threshold amount equal to the aggregate of: (i) the capital investment by Global Equity and the Company in the Nevada property (ii) a 20% cumulative return on such capital investment, and (iii) a sum sufficient to pay the United States federal income tax liability, if any, of Nevada Land in connection with such capital investment. Either party could terminate this consulting agreement in April 2002 if the partnership had not received or become entitled to receive by that time any amount of the consulting fee. No payments have been made under this agreement through December 31, 1998. By letter dated March 13, 1998, Nevada Land gave notice of termination of the consulting agreement based on Nevada Land's determination of default by the partnership under the terms of the agreement. In November 1998, the partnership sued Nevada Land for wrongful termination of the consulting contract. On March 12, 1999, Nevada Land filed a cross-complaint against the partnership for breach of written contract, breach of fiduciary duty and seeking declaratory relief. Effective September 1, 1999, the parties entered into a settlement agreement wherein they agreed that the lawsuit would be dismissed without prejudice, and that Nevada Land would deliver a report on or before June 30, 2002 to the limited partnership of the amount of the consulting fee which would be owed by Nevada Land to the limited partnership if the consulting agreement were in effect.

          Under the terms of the joint venture agreement between Conex and the sino-foreign joint venture in The People's Republic of China, Conex has a commitment to fund a third tranche of financing in the amount of $5 million. This liability has been recorded in the financial statements.

          The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

17.      RELATED-PARTY TRANSACTIONS:

          In January 1997, the consulting arrangements with two directors were terminated and replaced with a revised consulting contract that increased the annual base consulting fees for the two directors to $800,000 each beginning January 1, 1997. On December 31, 1997, these two directors became employees of the Company; the terms of employment were similar to the consultant arrangements described above. The employment agreements entered into by the two directors superceded the prior consulting agreements. Each is entitled to an incentive award based on the growth of the Company's book value per share in excess of a threshold that is calculated as 80% of the previous five year average return for the S&P
       500. No award was paid during 1999, 1998 or 1997 under this program.

          Summit is a Registered Investment Advisor providing investment advisory services to managed accounts including the Company's subsidiaries. On January 1, 1995, Summit's President and CEO was granted an option expiring December 31, 2004 to purchase 49% of Summit's common shares for a nominal amount, which represented the fair value on the grant date. No options have been exercised under this agreement. Two of the Company's directors, now officers of the Company, were instrumental in establishing the operations of Summit and are entitled to receive 50% of the first $1 million of profits attributed to PICO's ownership of Summit's common stock. No compensation was paid under this arrangement during 1999, 1998, or 1997. Subsequent to year-end, PICO sold its interest in Summit Global Management, Inc. to Summit's Chief Executive Officer for $100,000.

          On March 6, 1996, Charles E. Bancroft, the President and Chief Executive Officer of Sequoia entered into an incentive agreement with Sequoia after its acquisition by Physicians. Under the terms of this incentive agreement, Mr. Bancroft is to receive a payment equal to ten percent of the increase in Sequoia's value upon his retirement, removal from office for reasons other than cause, or the sale of Sequoia to a third party. For purposes of the incentive agreement, the increase in Sequoia's value is to be measured from August 1, 1995; the date Physicians acquired Sequoia. Mr. Bancroft was not eligible to receive any incentive payment, until he was continuously employed by Sequoia from August 1, 1995 through August 1, 1998. On March 20, 1998 this incentive agreement was clarified to include the combined increase in value of Sequoia and Citation. The increase in value of Citation will be measured from January 1, 1998. The Company recorded compensation expense related to this arrangement of $210,000, $110,000 and $250,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

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

          In 1998, the Company entered into an agreement with its president and chief executive officer to defer a portion of his 1998 regular compensation in a Rabbi Trust account held in the name of the Company. The deferrals are included within the Company's consolidated balance sheet. Salary deferrals to the trust amounted to $316,000 for 1998. There were no deferrals into this trust in 1999.

          The Company acquired 412,846 shares of its common stock at a cost of $1.6 million, and assumed call option obligations for the delivery of these shares when the options are exercised. These call options expire on December 30, 2003 and are held by the chairman of PICO's board and its chief executive officer. On December 31, 1998, 57,307 of these options were exercised for a total of $200,000.


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

          The Company and its wholly-owned insurance subsidiaries' policyholders' surplus and net income (loss) as of and for the years ended December 31, 1999, 1998 and 1997 on the statutory accounting basis are as follows:

                                              1999              1998              1997
                                         --------------   ---------------    --------------
Physicians Insurance Company of Ohio:     (Unaudited)
     Statutory net income (loss)          $ (6,578,611)      $ 2,556,946      $ 28,967,115
     Policyholders' surplus                 35,022,961        31,515,421        54,790,265
The Professionals Insurance Company:
     Statutory net income                    $ 158,012         $ 105,286       $ 1,167,208
     Policyholders' surplus                  3,437,580         3,516,143         3,922,382
American Physicians Life Insurance:*
     Statutory net income                                                        $ 220,968
     Policyholders' surplus                                                     12,776,934
Sequoia Insurance Company:
     Statutory net income                    $ 497,523       $ 4,284,251       $ 1,161,670
     Policyholders' surplus                 25,389,791        23,568,505        21,069,190
Citation Insurance Company:
     Statutory net loss                   $ (5,519,801)     $ (4,395,534)     $ (1,380,920)
     Policyholders' surplus                 16,502,888        21,811,840        29,112,651


-----------------
            *   Sold December 4, 1998

          Certain insurance subsidiaries are owned by other insurance subsidiaries. In the table above, investments in such subsidiary-owned insurance companies are reflected in statutory surplus of both the parent and subsidiary-owned insurance company. As a result, at December 31, 1999, 1998, and 1997, statutory surplus of approximately $28.8 million, $27.1 million and $37.8 million, respectively, is reflected in both the parent and subsidiary-owned insurance companies.

19.      SEGMENT REPORTING:

          The Company is a diversified holding company engaged in five major operating segments: Land, Mineral and Related Rights; Water Rights and Water Storage; Property and Casualty Insurance Operations; Medical Professional Liability ("MPL") Insurance Operations and Other Strategic Holdings.

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

       Land, Mineral and Related Water Rights

          PICO is engaged in land, water and mineral rights operations through its subsidiary Nevada Land. Nevada Land owns approximately 1.28 million acres of land and related mineral and related water rights in northern Nevada. Revenue is generated by land sales, land development, land exchanges and leasing for grazing, agricultural and other uses. Revenue is also generated from the development of water rights and mineral rights in the form of outright sales and royalty streams.

       Water Rights and Water Storage

          PICO is engaged in water rights and water storage through its subsidiary Vidler. Vidler is engaged in the following activities:

          - acquiring water rights, redirecting the water to its highest and best use, and then generating cash flow from either leasing the water or selling the right;
          -         development of storage and distribution infrastructure;
          -         purchase and storage of water for resale in dry years; and
          - working with municipalities and state legislators to facilitate the passing of legislation which will result in the efficient allocation of water.

          Vidler's business involves identifying end users, namely municipalities or developers, in the Southwest who require water, and then locating a source and supplying the demand, utilizing the company's own assets where possible.

       Property and Casualty Insurance

          PICO's Property and Casualty Insurance operations are conducted by our California-based subsidiaries Sequoia and Citation.

          Sequoia writes property and casualty insurance in California and Nevada, focusing on the niche markets of farm insurance and small to medium-sized commercial insurance. Sequoia writes a small amount of personal insurance, and is pursuing two opportunities to increase this business.

          In the past, Citation wrote commercial property and casualty insurance in California and Arizona. After the reverse merger was completed, management identified redundancies between Citation and Sequoia, and combined the operations of the two companies into one location. Sequoia now directly writes all business in California and Nevada. Citation is licensed in 7 states, but only writes insurance in Arizona. The level of premium generated is minor.

          In this segment, revenues come from premiums earned on policies written and investment income on the assets held by the insurance companies.

       MPL Operations

          Until 1995, Physicians and Professionals wrote medical professional liability insurance, mostly in the state of Ohio. Physicians and Professionals have stopped writing new business and are being "run off". This means that they are handling claims arising from historical business, and selling investments when funds are needed to pay claims.

          As expected during the run-off process, the bulk of this segment's revenues come from investment income. The Physicians' and Professionals' portfolios contain some of the Company's strategic investments.

       Other Strategic Holdings

          The Other Strategic Holdings segment comprises investments where we own less than 50% of the company, and our smaller subsidiaries.

          PICO invests in companies, which our management identifies as undervalued based on fundamental analysis. Typically the stocks will be selling for less than tangible book value or appraised intrinsic value (i.e. what we think the company is worth). Often the stocks will also be trading for low ratios of earnings and cash flow, or on high dividend yields. Additionally the company must have special qualities, such as unique assets, potential catalysts for change, or attractive industry characteristics.

          Investments directly related to the insurance operations are included within those segments.

          Segment information by major operating segment follows (in thousands):

                                   Land, Mineral  Water Rights   Property                  Other
                                    and Related    and Water       and                   Strategic
                                   Water Rights     Storage      Casualty      MPL      Holdings (A)  Consolidated
                                   --------------------------------------------------------------------------------
1999:
-----
Revenues                                 $ 7,147        $ 1,055   $ 39,960      $ 3,153     $ 3,390       $ 54,705
Income (loss) before income taxes          1,094         (4,551)    (3,679)      (4,805)    (11,318)       (23,259)
Identifiable assets                       53,810         80,313    136,589       39,827      65,115        375,654
Depreciation and amortization                 33            810                     971       1,255          3,069
Capital expenditures                                        355                     147          75            577

1998:
-----
Revenues (charges)                       $ 2,820          $ 592   $ 42,927      $ 2,420    $ (1,350)      $ 47,409
Income (loss) before income taxes            188         (2,006)     2,825       (4,442)     (9,125)       (12,560)
Identifiable assets                       52,540         65,748    138,408       62,774      75,706        395,176
Depreciation and amortization                 33            152        496           81         730          1,492
Capital expenditures                                      4,783        648           86         124          5,641

1997:
-----
Revenues                                 $ 2,770          $ 335   $ 56,933      $ 3,896    $ 26,085       $ 90,019
Income (loss) before income taxes            638           (626)     5,556          765      17,428         23,761
Identifiable assets                       55,044         19,693    158,760       78,756     118,238        430,491
Depreciation and amortization                  6             28        761           53         333          1,181
Capital expenditures                                         28        634           44         279            985

          Segment information by geographic region follows (in thousands):

                                     United
                                     States         Canada        Europe     Australia       Asia         Consolidated
                                 ---------------------------------------------------------------------    --------------
1999
----
Revenues                                $ 51,148                    $ 2,889                     $ 668          $ 54,705
Income (loss) before income taxes        (23,094)                     1,612                    (1,777)          (23,259)
Identifiable assets                      332,830                     25,506      $ 8,280        9,038           375,654
Depreciation and amortization              2,770                                                  299             3,069
Capital expenditures                         577                                                                    577

1998:
-----
Revenues (charges)                      $ 48,308      $ (2,233)     $ 3,364                  $ (2,030)         $ 47,409
Income (loss) before income taxes        (13,666)          560        2,588                    (2,042)          (12,560)
Identifiable assets                      361,458         7,811       21,653                     4,254           395,176
Depreciation and amortization              1,233           259                                                    1,492
Capital expenditures                       5,641                                                                  5,641

1997:
-----
Revenues                                $ 94,002       $ 3,861        $ 175                  $ (8,019)         $ 90,019
Income (loss) before income taxes         34,393        (2,700)          87                    (8,019)           23,761
Identifiable assets                      364,907        37,411       21,080                     7,093           430,491
Depreciation and amortization                852           329                                                    1,181
Capital expenditures                         985                                                                    985


(A) Other strategic holdings identifiable assets include certain investments held by one of the Company's regulated insurance subsidiaries, which is no longer writing new business. Management believes that this component of the insurance subsidiary's assets is in excess of the amount of the subsidiary's assets that will be required to settle its claims liabilities. The amount of the insurance subsidiary's assets included in the Investment Operations segment at December 31, 1999 and 1998 was insignificant compared to $6 million of December 31, 1997. Investment charges were approximately $0.2 million and $1.6 million and investment revenues were $2 million, for the years ended December 31, 1999, 1998, and 1997, respectively.

20.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that fair value:

       - CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RECEIVABLES, PAYABLES AND ACCRUED LIABILITES: Carrying amounts for these items approximate fair value because of the short maturity of these instruments.

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

- INVESTMENT IN AFFILIATE: Investments in which the Company owns between 20% and 50%, and has the ability to significantly influence the operations and policies of the investee are carried at equity value. The balance of the investment is regularly evaluated for impairment.

- BANK AND OTHER BORROWINGS: Carrying amounts for these items approximate fair value because current interest rates and, therefore, discounted future cash flows for the terms and amounts of loans disclosed in Note 22, are not significantly different from the original terms.

                                                       December 31, 1999                          December 31, 1998
                                           --------------------------------------     --------------------------------------
                                               Carrying             Estimated             Carrying            Estimated
                                                Amount             Fair Value              Amount             Fair Value
                                           -----------------     ----------------     -----------------    -----------------
Financial assets:
     Cash and cash equivalents and
          short-term investments               $ 53,232,048         $ 53,232,048          $ 92,752,898         $ 92,752,898
     Investment securities                      106,477,690          106,477,536            88,351,032           98,318,103
     Investment in unconsolidated affiliates     11,297,812           41,624,116             4,915,361           15,207,662
     Deposits with reinsurers and
          reinsurance recoverables                4,707,367            4,707,367             3,624,285            3,624,285
Financial liabilities:
     Bank and other borrowings                   15,704,507           15,704,507             8,966,707            8,966,707



21.      OTHER LIABILITES


                                         1999                   1998
                                  ------------------     -------------------

Other liabilities                      $ 10,953,623            $ 11,402,000
Financing commitment                      5,000,000
Minority interest                           926,371
                                  ------------------     -------------------
                                       $ 16,879,994            $ 11,402,000
                                  ==================     ===================


          The financing commitment relates to a $5 million capital contribution by Conex to the sino-foreign joint venture. This commitment is anticipated to be drawn down as required.

22.      BANK AND OTHER BORROWINGS:

          At December 31, 1999 and 1998, bank and other borrowings consists of loans and promissory notes borrowed to finance the purchase of land and investment securities. The weighted average interest rate on these borrowings was approximately 6.9% and 8.5% at December 31, 1999 and 1998, respectively.

          Global Equity SA entered into two loan agreements with Swiss banks to partially finance the purchase of additional shares of Jungfraubahn Holding A.G. The loans are collateralized by a portion of the shares held in custody at the banks, are due February 3, 2000, and bear interest at 3.95% (LIBOR 1.45 + 250 basis points). The loans were repaid in full upon maturity and were replaced by a credit facility with a Swiss bank which provides for flexible terms with interest rates ranging from LIBOR + 2% for fixed term loans to 4 1/4% for current advances. A portion of the shares held at the bank collateralizes the new loan.

          The lands and water assets collateralize the notes incurred to purchase lands.

          Nevada Land & Resource Company issued a $5 million promissory note, maturing on October 1, 2000 in connection with the acquisition of lands. The note was collateralized by 9.4 acres of land, which held geothermal leases. The notes bore interest at 9% and were paid monthly to the extent that payment was received on four geothermal leases associated with the land. In April 1999, Nevada Land & Resource Company settled the note payable by exchanging the particular land deed, which was collateral for the note. As a result of this settlement the Company recognized an extraordinary gain of $442,240, net of taxes.

          At December 31, the Company's borrowings consisted of the following:

                                           1999                1998
                                     ------------------   ----------------
4% Loans due in 2000                       $ 5,718,911
8% Notes due:
  2007 - 2008                                  489,366          $ 222,750
  2012                                         376,745            392,938
8.5% Notes due:
  2004                                       1,560,000
  2008 - 2009                                3,909,648          1,716,630
  2019                                       2,833,533
9% Notes due:
  2000                                                          5,760,061
  2003                                         204,025            218,400
  2008                                         612,279            655,928
                                     ------------------   ----------------
                                          $ 15,704,507        $ 8,966,707
                                     ==================   ================


          The Company's future minimum principal debt repayments for the years ending December 31, are as follows:

2000                $6,052,190
2001                   361,719
2002                   392,669
2003                   558,640
2004                 1,884,697
Thereafter           6,454,592
               ----------------
Total              $15,704,507
               ================


23.      SUBSEQUENT EVENT

          On February 9, 2000, PICO registered on Form S-3 with the U. S. Securities and Exchange Commission to offer 6,546,497 shares of PICO stock at a price of $15 per share through a rights offering.

          Shareholders were offered 1 right to buy 1 new share at $15 for every 2 common shares held at March 1, 2000.

          An investment partnership called PICO Equity Investors, L.P. has agreed to acquire shares which are not subscribed for, up to a total of 3,333,333 shares with an aggregate subscription price of $50 million. In the event that less than 3,333,333 shares of common stock remain unpurchased by our shareholders on March 27, 2000, PICO has committed to sell and PICO Equity Investors, L.P. has committed to purchase the number of shares necessary to increase the total number of shares purchased by PICO Equity Investors, L.P. to 3,333,333. If no rights are exercised and PICO Equity Investors, L.P. purchases all the standby commitment shares of common stock it is required to purchase under the standby commitment, PICO Equity Investors will own approximately 19.9% of PICO's common stock after the rights offering. PICO Equity Investors, an entity managed by PICO Equity Investors Management, LLC, which is owned by three of PICO's current directors (including PICO's Chairman of the Board and PICO's President and Chief Executive Officer), will exercise all voting and investment decisions with respect to these shares for up to 10 years.

          The Company will use the net proceeds of the offering to develop existing water and water storage assets, acquire additional water assets, acquire strategic investments, and for general working capital needs.

          The rights offering closed on March 27, 2000 resulting in the issuance of 3,415 additional shares of common stock with proceeds of $51,225. On March 28, 2000, 3,333,333 additional shares of common stock were issued to PICO Equity Investors, L.P. under the standby commitment for $50,000,000.

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


            DIRECTOR NAME                                     BUSINESS EXPERIENCE                            AGE           SINCE

NOMINEES STANDING FOR ELECTION FOR TERMS ENDING IN 2003:

S. Walter Foulkrod, III, Esq.    Attorney;  owner of S. Walter Foulkrod,  III & Associates,  Attorneys at      58         1996
                                 Law, Harrisburg, PA, since 1994; President and
                                 Chairman of Foulkrod, Reynolds & Havas, PC,
                                 from 1984 to 1994; Director of Physicians since
                                 1988.

Richard D. Ruppert, MD           Physician;  President  of  Medical  College  of Ohio  from  1978 to 1993;     69         1996
                                 President  of American  Society of Internal  Medicine  from 1992 to 1993;
                                 Director of Physicians since 1988.

DIRECTORS WITH TERMS ENDING IN 2001:

Robert R. Broadbent              Retail  consultant  since 1989;  Chairman of Higbee Company from 1984 to      78         1996
                                 1989;  President,  CEO, Director and Vice Chairman of the Higbee Company
                                 from 1979 to 1984;  President  and Chief  Executive  Officer  of Liberty
                                 House - Mainland  from 1976 to 1978;  Chairman and CEO of Gimbel's  from
                                 1973 to 1976; Director of Physicians from 1993 to 1995.

Carlos C. Campbell               President  of C.C.  Campbell & Company,  Reston,  Virginia,  since  1985;     62         1998
                                 Director of Resource America,  Inc., Fidelity Mortgage Funding, Inc., and
                                 Passport Health.


David A. Williams                CEO  of  Beutel  Goodman  &  Co.  Ltd.  From  1991  to  1995;  President,     57         1998
                                 Roxborough  Holdings Limited,  Toronto,  Ontario since 1995;  Director of
                                 Global  Equity  Corporation,   Enhanced  Marketing   Services,   Equisure
                                 Financial  Network,  FRI Corporation,  Krystal Bond Corporation,  Octagon
                                 Industries  Ltd.,  Phoenix  Duff  and  Phelps  Corp.,   Pinetree  Capital
                                 Corporation,  Micropulse Inc., Radiant Energy Corporation,  and Signature
                                 Brands Ltd.

DIRECTORS WITH TERMS ENDING IN 2002:

John R. Hart                      President of Quaker  Holdings  Limited,  an investment  company,  since      40        1996
                                  1991;  Principal  with  Detwiler,  Ryan & Company,  Inc., an investment bank, from 1982 to 1991;  Director of Physicians since 1993;  President and CEO of  Physicians  since 1995;  President  and CEO and Director of
                                  Global  Equity  Corporation  since  1995;  Director  of PC Quote,  Inc;
                                  President and CEO and Director of the Company since 1996.

Ronald Langley                    Director of Physicians  since 1993;  Chairman of Physicians since 1995:      55        1996
                                  Chairman  and  Director  of  Global  Equity   Corporation  since  1995;
                                  Director of PC Quote,  Inc;  Chairman and Director of the Company since
                                  1996.  Director of MC Shipping, Inc. since 1997.

John D. Weil                      President,  Clayton Management Company, a strategic investment company;      58        1996
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

     Based on a review of the copies of these reports received by the Company and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that all filing requirements have been complied with on a timely basis for the fiscal year ended December 31, 1999.


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

                                                        SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                          COMPENSATION
                                                               ANNUAL COMPENSATION           AWARDS

                                                                                           SECURITIES
               NAME AND  PRINCIPAL                                                         UNDERLYING
               POSITION                                                                      OPTIONS          ALL OTHER
               CHIEF EXECUTIVE OFFICER:            YEAR        SALARY        BONUS          (SHARES)        COMPENSATION
               -----------------------             ----        ------        -----          --------        ------------

               John R. Hart(1)                     1999     $800,000          -0-              -0-           $29,840(7)
                 President and Chief               1998     $800,000          -0-              -0-           $22,000(7)
                 Executive Officer                 1997     $800,000(3)       -0-              -0-               -0-



               EXECUTIVE OFFICERS:
               ------------------

               Ronald Langley(2)                   1999     $800,000          -0-              -0-           $29,840(7)
                 Chairman of the                   1998     $800,000          -0-              -0-           $22,000(7)
                 Board of Directors                1997     $800,000(3)       -0-              -0-               -0-


               Richard H. Sharpe(4)                1999     $192,570          -0-              -0-           $29,840(7)
                 Chief Operating Officer           1998     $199,029          -0-              -0-           $22,000(7)
                                                   1997     $165,317        $18,340            -0-           $18,734(7)


               Gary W. Burchfield(5)               1999     $141,750          -0-              -0-            $26,121(7)
                 Chief Financial Officer           1998     $164,640          -0-              -0-           $20,930(7)
                 And Treasurer                     1997     $135,000        $13,500            -0-           $15,618(7)


               James F. Mosier(6)                  1999     $131,985          -0-              -0-           $24,323(7)
                 General Counsel                   1998     $126,910          -0-              -0-           $18,512(7)
                 and Secretary                     1997     $113,017        $12,570            -0-           $12,796(7)


----------------------

 (1)     Mr. Hart became President and CEO of the Company on November 20, 1996. Prior to that time he was President and CEO of
         Physicians since July 15, 1995.

 (2)     Mr. Langley became Chairman of the Board of Directors of Physicians on July 15, 1995. He became Chairman of the Board of
         Directors of the Company on November 20, 1996.

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

 (4)     Mr. Sharpe became Chief Operating Officer of Physicians on June 3, 1994. He became Chief  Operating Officer of the Company on November 20, 1996.

 (5)     Mr. Burchfield became Chief Financial Officer and Treasurer of Physicians on November 3, 1995. He became Chief Financial
         Officer and Treasurer of the Company on November 20, 1996.

 (6)     Mr. Mosier became General Counsel and Secretary of Physicians in 1984. He became General Counsel and Secretary of the Company on  November 20, 1996.


 (7)     Represents amounts contributed by the Company to the PICO Holdings, Inc. Employees 401(k) Retirement
         Plan and Trust. This retirement plan conforms to the requirements of the Employee Retirement Income
         Security Act.

                        OPTION GRANTS IN LAST FISCAL YEAR

     Options to purchase 10,665 shares of the Company's Common Stock at an exercise price of $13.25 per share were granted during the year ended December 31, 1999 to Maxim C.W. Webb, Vice President, Investments.

                 OPTION EXERCISES AND FISCAL 1999 YEAR-END VALUE

     The following table provides information concerning options held as of December 31, 1999 by the persons named in the Summary Compensation Table. No options were exercised in 1999 by such individuals.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                              NUMBER OF SECURITIES UNDERLYING               VALUE OF UNEXERCISED
                                        UNEXERCISED                         IN-THE-MONEY-OPTIONS
                                    OPTIONS AT 12/31/99                       AT 12/31/99 (1)

     NAME                EXERCISABLE         UNEXERCISABLE           EXERCISABLE       UNEXERCISABLE
  ----------             ------------        -------------           ------------      -------------
Ronald Langley(2)            406,747                -0-                    -0-                 -0-

John R. Hart(2)              406,747                -0-                    -0-                 -0-

Richard H. Sharpe             60,119                -0-                    -0-                 -0-

Gary W. Burchfield            42,083                -0-                    -0-                 -0-

James F. Mosier               42,083                -0-                    -0-                 -0-


(1) Based on the closing price of the Company's Common Stock on December 31, 1999 on the Nasdaq National Market of $12.3125 per share.

(2) In addition to these options shown above, Mr. Langley and Mr. Hart have a right to purchase shares of the Company under Call Option Agreements assumed by the Company in August 1998; see Item 12, footnote 4.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


     Messrs. Weil and Foulkrod, and Dr. Ruppert, serve as members of the Compensation Committee. Mr. Langley and Mr. Hart have been directors and executive officers of Global Equity since September 5, 1995.


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

     The Compensation Committee meets on a regularly scheduled basis. It reviews and approves the overall executive compensation program, which includes both base pay and incentive compensation. It considers and approves individual executive officer compensation packages based on recommendations of the Company's Chief Executive Officer. It recommends, for the approval of the full Board, any modification to the compensation package of the Company's Chief Executive Officer.

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

INCENTIVE AWARDS. Based on growth of book value per share in a fiscal year. Awards are earned when a pre-determined threshold is surpassed. If book value per share of the Company exceeds this threshold, the incentive award is equal to 5% of the increase in book value per share multiplied by the number of shares outstanding at the beginning of the fiscal year. The threshold for 1999 is 19%.

     In addition, the Board of Directors of Physicians granted options under the Physicians Insurance Company of Ohio 1995 Non-Qualified Stock Option Plan. The options granted under said option plan were designed to reinforce the relationship between the Company's future performance and the executive's potential future financial rewards. These options were assumed by PICO Holdings, Inc. on November 20, 1996. In line with this philosophy of providing incentives to Executive Officers, the Company agreed to convert the Global Equity options of said officers on an economically equivalent basis, to options to purchase shares of the Company effective with the close of the PICO/Global Equity Combination.

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

DISCUSSION OF 1999 COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

     No bonus was paid with respect to the Company's performance in 1999. In 1997, the Compensation Committee recommended to the Board of Directors, and the Board of Directors accepted the recommendation, that it was appropriate for the CEO and the Chairman to be compensated as employees, rather than as consultants. Accordingly, effective December 31, 1997, the CEO and Chairman entered into employment agreements with the Company. The terms of these employment agreements are substantially similar to the terms of the consulting agreements.

August 1, 1999                                     Compensation Committee

                                                   John D. Weil, Chairman
                                                   S. Walter Foulkrod, III, Esq.
                                                   Richard D. Ruppert, MD

     As stated above, the Compensation Committee believes the interest of the Company shareholders is best served by aligning the CEO's short-term compensation, over and above competitive fixed annual rate of pay, with an increase in the Company's book value per share which will ultimately be reflected in higher market values per share. Specifically, a threshold was set at 80% of the S&P 500's annualized total return for the five previous calendar years. For 1999, this threshold was approximately 23%. Since the Company's book value per share decreased in 1999, and did not exceed the threshold, no bonus, i.e. short-term incentive, was payable for 1999.

     The Compensation Committee awarded long term incentives in 1995 in the form of 175,247 non-qualified stock options at the then current market value. In addition, the Committee recommended that the CEO's options with Global Equity, initially granted in 1995, be converted on an economically equivalent basis to purchase shares of the Company upon consummation of the Global Equity/PICO transaction, December 16, 1998. Finally the Committee recommended and the Board agreed that the Company assume in August 1998 GPG's obligations to the CEO and Chairman under November 1993 Call Option Agreements.

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

                          STOCK PRICE PERFORMANCE GRAPH

     The graph below compares cumulative total return of the Company, the Nasdaq Insurance Stocks Index, and the Nasdaq Stock Market (U.S. Companies) for the period January 1, 1995 through December 31, 1999.

                    Dec-94    Dec-95    Dec-96    Dec-97    Dec-98    Dec-99

PICO Holdings       100.00    127.27    150.00    234.09     96.36     89.55
NASDAQ Insurance
 Stock Index        100.00    139.61    158.28    194.19    194.07    204.81
Russell 2000 Index  100.00    126.21    144.84    174.56    168.54    201.61



     The graph assumes $100 was invested on January 1, 1995 in the Company's Common Stock, the Nasdaq Insurance Stocks Index, and the Russell 2000 Index, and that all dividends were reinvested. The performance of PICO Holdings, Inc. stock on this graph represents the historical performance of shares of Citation Insurance Group, which was renamed PICO Holdings, Inc. on November 20, 1996. It does not represent the historical stock performance of Physicians Insurance Company of Ohio.

EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     Mr. Langley and Mr. Hart each entered into employment agreements effective December 31, 1997 with the Company. Total compensation to Mr. Langley and Mr. Hart under these employment agreements is $800,000 each on an annual basis. These employment agreements include a change in control clause providing that if there was a change of control before December 31, 1999, the Company was required to immediately pay each employee a total lump sum of $2.4 million and an amount equal to three times the highest annual bonus paid to the employee in the last three years.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of March 1, 2000, with respect to the beneficial ownership of the Company's Common Stock entitled to vote by each person known by the Company to be the beneficial owner of more that 5% of Common Stock, and by each director, each Named Officer (as defined below) and all executive officers, former chief executive officers, and directors as a group. Except as otherwise indicated, each person has sole investment and voting power, subject to community property laws. As of March 1, 2000, there were 13,448,553 shares of the Company issued and outstanding. Of these shares, 4,394,127 are held by the Company and its subsidiaries, and may therefore not be voted under California law. The following table excludes shares of the Company held by the Company and its subsidiaries since those shares are not entitled to vote.

                                                                NUMBER OF SHARES AND NATURE        PERCENTAGE OWNERSHIP OF
           NAME AND ADDRESS OF BENEFICIAL OWNER                 OF BENEFICIAL OWNERSHIP (1)              VOTING SHARES
           ------------------------------------                 ---------------------------      -       -------------


Ronald Langley(2)(4)                                                        622,592                            6.0%

John R. Hart(3)(4)                                                          636,110                            6.1%

Robert R. Broadbent                                                          10,949                              *

Carlos C. Campbell                                                            -0-                                *

S. Walter Foulkrod, III, Esq.                                                 2,904                              *

Richard D. Ruppert, MD (5)                                                    7,298                              *

John D. Weil (6)                                                            590,259                             5.7%

David A. Williams                                                           105,000                             1.0%

Richard H. Sharpe (7)                                                        67,909                              *

Gary W. Burchfield (8)                                                       47,160                              *

James F. Mosier (9)                                                          47,303                              *
Sheila C. Ferguson (10)                                                       9,307                              *

Maxim C. W. Webb (11)                                                        30,428                              *



Executive Officers and Directors as a Group (13 persons)                  2,177,219                            20.9%
  *Less than one percent (1%)

(1)  Sole voting and investment power unless otherwise indicated.

(2) Of these shares, 555,863 represent beneficial ownership of currently exercisable options. 1,418 shares are held in the Company's 401(k) Plan. Mr. Langley has been Chairman and a Director of Global Equity since September 5, 1995. He has been Chairman and a Director of the Company since November 20, 1996.

(3) Of these shares, 613,170 represent beneficial ownership of currently exercisable options. Mr. Hart has been President and CEO and a Director of Global Equity since September 5, 1995. He has been President and CEO of the Company since November 20, 1996. Included are 19,940 shares held in a Rabbi Trust account in the name of the Company.

(4) Mr. Langley and Mr. Hart formerly had stock options, granted in 1995, to purchase shares of Global Equity; these shares were converted on December 17, 1998 into economically equivalent stock options to purchase shares of the Company. Mr. Langley and Mr. Hart each had 1993 call option agreements with GPG; in August 1998, the Company assumed GPG's obligations with respect to these 412,846 options. Mr. Langley exercised 57,307 of his call options in December 1998 and has 149,116 call option remaining. Mr. Hart has not exercised any call options and has 206,423 call options remaining.

(5)  Dr. Ruppert shares voting and investment power with his wife.

(6) Of these shares, 535,258 are owned by a partnership which Mr. Weil controls.

(7) Of these shares, 60,119 represent beneficial ownership of currently exercisable options. 3,279 shares are held in the Company's 401(k) Plan.

(8) Of these shares, 42,083 represent beneficial ownership of currently exercisable options. 922 shares are held in the Company's 401(k) Plan.

(9) Of these shares, 42,083 represent beneficial ownership of currently exercisable options. 2,371 shares are held in the Company's 401(k) Plan.

(10) Of these shares, 3,702 represent beneficial ownership of currently exercisable options. 1,076 shares are held in the Company's 401(k) Plan.

(11) Of these shares, 29,177 represent beneficial ownership of currently exercisable options. 870 shares are held in the Company's 401(k) Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Langley and Mr. Hart entered into employment agreements with the Company, effective December 31, 1997. See Part II, Item 8., NOTE 17, "Related-Party Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)   FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

       1.    FINANCIAL STATEMENTS.

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

             Independent Auditors' Reports...............................  45-46
             Consolidated Balance Sheets as of December 31, 1999 and 1998 47-48 Consolidated Statements of Operations for the Years
                   Ended December 31, 1999, 1998 and 1997 ...............  49
             Consolidated Statements of Shareholders' Equity
                   for the Years Ended December 31, 1999, 1998, and 1997   50-52
             Consolidated Statements of Cash Flows for the Years
                   Ended December 31, 1999, 1998 and 1997...............   53
             Notes to Consolidated Financial Statements.................   54

2    FINANCIAL STATEMENT SCHEDULES.

             Independent Auditors' Reports...............................   92
             Schedule I - Condensed Financial Information of Registrant..   93
             Schedule II - Valuation and Qualifying Accounts.............   95
             Schedule V - Supplementary Insurance Information............   96

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Shareholders and Board of Directors of PICO Holdings, Inc.:


We have audited the consolidated financial statements of PICO Holdings, Inc. and subsidiaries (the "Company") at December 31, 1999 and 1998, and for the three years in the period ended December 31, 1999, and our report thereon (which expresses an unqualified opinion) appears on page 46. Our audits of the consolidated financial statements also included the 1999, 1998 and 1997 financial statement schedules of the Company, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. We did not audit the 1997 consolidated financial statements of Global Equity Corporation (all expressed in Canadian dollars), a 51.2% owned consolidated subsidiary as of December 31, 1997, which constituted 42% of the Company's consolidated total assets as of December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the Company's 1997 financial statement schedules for Global Equity Corporation (as expressed in Canadian dollars), is based solely on the report of such other auditors. In our opinion, based on our audits and the report of the other auditors, such 1999, 1998 and 1997 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP



San Diego, California
March 10, 2000

                                   SCHEDULE I

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)


    On December 16, 1998, following the requisite regulatory and shareholder approvals, PICO Holdings, Inc. ("PICO") and Global Equity Corporation ("Global Equity") announced completion of the combination of the two corporations through PICO's acquisition of Global Equity's remaining 48.8% minority interest. PICO acquired the remaining shares through the issuance to Global Equity shareholders of PICO common stock. Immediately following the closing, PICO effected a 1-for-5 reverse stock split, reducing the number of PICO shares issued and outstanding.

                            CONDENSED BALANCE SHEETS


                                                                                   December 31,         December 31,
                                                                                       1999                 1998
                                                                                   -------------       -------------
ASSETS

Cash and cash equivalents                                                          $   2,917,203       $     437,303
Investments in subsidiaries                                                          165,562,282         167,796,130
Equity securities and other investments                                               11,694,590           3,528,522
Deferred income taxes                                                                  1,423,175           3,077,667
Other assets                                                                           4,867,756          11,358,091
                                                                                   -------------       -------------
     Total assets                                                                  $ 186,465,006       $ 186,197,713
                                                                                   =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expense and other liabilities                                              $  17,477,781       $  12,768,121
                                                                                   -------------       -------------

Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued
Common stock, $.001 par value, authorized 100,000,000 shares: issued and
     outstanding 13,448,533 in 1999 and 13,328,778 in, respectively                       13,449              13,329
Additional paid-in capital                                                           186,004,827         183,154,588
Accumulated other comprehensive loss                                                  (5,920,196)         (7,705,165)
Retained earnings                                                                     66,718,780          75,504,882
                                                                                   -------------       -------------
                                                                                     246,816,860         250,967,634
Less treasury stock, at cost (4,394,127 in 1999 and 4,380,780 shares in 1998)        (77,829,635)        (77,538,042)
                                                                                   -------------       -------------
     Total shareholders' equity                                                      168,987,225         173,429,592
                                                                                   -------------       -------------
     Total liabilities and shareholders' equity                                    $ 186,465,006       $ 186,197,713
                                                                                   =============       =============

 This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 1999 Form 10-K

                                   SCHEDULE I

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                    1999                1998               1997
                                                                                ------------       ------------       ------------

Investment income, net                                                          $    659,312       $    544,424       $    648,229
Equity in loss of subsidiaries                                                    (5,905,023)        (5,910,480)        20,578,825
                                                                                ------------       ------------       ------------
     Total revenues                                                               (5,245,711)        (5,366,056)        21,227,054
Expenses                                                                           5,024,583          2,660,813          2,874,895
                                                                                ------------       ------------       ------------
Income (loss) from continuing operations before income taxes                     (10,270,294)        (8,026,869)        18,352,159
Expense (benefit) for income taxes                                                (1,484,192)         1,292,334           (803,576)
                                                                                ------------       ------------       ------------
Income (loss) from continuing operations                                          (8,786,102)        (9,319,203)        19,155,735
Income from discontinued operations of subsidiaries, net                           1,075,024            456,283
                                                                                ------------       ------------       ------------
Net income (loss)                                                               $ (8,786,102)      $ (8,244,179)      $ 19,612,018
                                                                                ============       ============       ============

                   CONDENSED STATEMENTS OF CASH FLOWS

Cash flow from operating activities:
     Net income (loss)                                                          $ (8,786,102)      $ (8,244,179)      $ 19,612,018
     Adjustments to reconcile net income (loss) to net cash used or provided in operating activities:
          Equity in income (loss) of subsidiaries                                  5,905,023          5,910,480        (20,578,825)
          Income from discontinued operations of subsidiaries, net                                   (1,075,024)          (456,283)
          Changes in assets and liabilities:
               Accrued expenses and other liabilities                              4,709,660         10,074,675         (1,040,789)
               Other assets                                                        8,144,827        (11,559,294)         1,296,193
                                                                                ------------       ------------       ------------

          Net cash provided by (used in) operating activities                      9,973,408         (4,893,342)        (1,167,686)
                                                                                ------------       ------------       ------------

Cash flow from investing activities:
     Dividends from subsidiary                                                                                          22,152,608
     Sale of investments                                                                             14,527,455
     Purchase of investments                                                     (10,052,274)        (9,278,630)       (33,561,639)
                                                                                ------------       ------------       ------------
          Net cash provided by (used in) investing activities                    (10,052,274)         5,248,825        (11,409,031)

Cash flow from financing activities:
     Cash received from exercise of warrants                                       2,850,359
     Purchase of treasury shares                                                    (291,593)
                                                                                ------------       ------------       ------------
          Net cash provided by investing activities                                2,558,766
                                                                                ------------       ------------       ------------

          Increase (decrease) in cash and cash equivalents                         2,479,900            355,483        (12,576,717)
Cash and cash equivalents, beginning of year                                         437,303             81,820         12,658,537
                                                                                ------------       ------------       ------------
Cash and cash equivalents, end of year                                          $  2,917,203       $    437,303       $     81,820
                                                                                ============       ============       ============


       This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K

                                   SCHEDULE II

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                   Additions
                                                                --------------
                                                                      (1)
                                               Balance at         Charged to                           Balance
                                                Beginning         Costs and                              End
             Description                        of Period          Expenses         Deductions        of Period
             -----------                      --------------    ---------------    -------------    --------------
Year-end December 31, 1999
     Allowance for Doubtful Accounts, net      $     94,525      $      4,963                          $     99,488

     Valuation Allowance for
          Deferred Federal Income Taxes        $ 12,184,499      $ (8,448,347)                         $  3,736,152

Year-end December 31, 1998
     Allowance for Doubtful Accounts, net      $    119,024      $     61,204       $    (85,703)      $     94,525

     Valuation Allowance for
          Deferred Federal Income Taxes        $  6,800,000      $  5,384,499                          $ 12,184,499

Year-end December 31, 1997
     Allowance for Doubtful Accounts, net      $    116,917      $    142,789       $   (140,682)      $    119,024

     Valuation Allowance for
          Deferred Federal Income Taxes        $  6,664,000      $    136,000                          $  6,800,000


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

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 1999

                                     Future
                                    Policy
                                    Benefits,                                                 Amortization
                      Deferred       Losses,                                       Losses     of Deferred
                       Policy        Claims                              Net         and          Policy         Other        Net
                     Acquisition    and Loss    Unearned    Premium   Investment     Loss      Acquisition     Operating   Premiums
                        Costs       Expenses    Premiums    Revenue     Income     Expenses       Costs        Expenses     Written
                     ------------  ----------  ----------  ---------  ----------  ----------  -------------  ------------  ---------
Medical
professional
liability                           $ 71,859                $ 1,940     $ 1,188     $ 6,599                        $ 857    $ 1,934

Other property
and casualty             $ 4,821      67,274    $ 17,205     34,439       4,950      28,613       $ 10,484         4,528     31,725
                     ------------  ----------  ----------  ---------  ----------  ----------  -------------  ------------  ---------

Total medical
professional
liability and property
and casualty               4,821     139,133      17,205     36,379       6,138      35,212         10,484         5,385     33,659

Other operations                                                            467                                   22,868
                     ------------  ----------  ----------  ---------  ----------  ----------  -------------  ------------  ---------

Total continuing         $ 4,821   $ 139,133    $ 17,205    $36,379     $ 6,605    $ 35,212       $ 10,484      $ 28,253   $ 33,659
                     ============  ==========  ==========  =========  ==========  ==========  =============  ============  =========

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 1998


                                       Losses,                                                 Amortization
                         Deferred      Claims                                        Losses    of Deferred
                          Policy      and Loss                            Net         and        Policy        Other        Net
                        Acquisition    Expense     Unearned   Premium  Investment     Loss     Acquisition   Operating    Premiums
                           Costs      Reserves     Premiums   Revenue    Income     Expenses      Costs       Expenses     Written
                        -----------  -----------  ---------  --------  ----------  ----------  -----------  -----------  ----------
Medical
professional
liability                              $ 85,877               $ (159)    $ 2,580     $ 5,628                   $ 1,156      $ (220)

Other property
and casualty               $ 5,549       69,144   $ 20,804    36,290       5,500      24,900     $ 10,877        4,325      35,507
                        -----------  -----------  ---------  --------  ----------  ----------  -----------  -----------  ----------

Total medical
professional
liability and property
and casualty                 5,549      155,021     20,804    36,131       8,080      30,528       10,877        5,481      35,287

Other operations                                                           1,352                                11,560
                        -----------  -----------  ---------  --------  ----------  ----------  -----------  -----------  ----------

Total continuing           $ 5,549    $ 155,021   $ 20,804   $36,131     $ 9,432    $ 30,528     $ 10,877     $ 17,041    $ 35,287
                        ===========  ===========  =========  ========  ==========  ==========  ===========  ===========  ==========

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 1997



                                    Losses,                                                 Amortization
                       Deferred     Claims                                         Losses    of Deferred
                        Policy      and Loss                             Net        and        Policy        Other       Net
                      Acquisition   Expense    Unearned    Premium    Investment    Loss     Acquisition   Operating   Premiums
                         Costs      Reserves   Premiums    Revenue      Income    Expenses      Costs      Expenses     Written
                      ----------  -----------  ---------  ---------   ----------  ---------  -----------  -----------  ---------
Medical
professional
liability                          $ 108,926                 $ 239      $ 3,656    $ 1,244                   $ 1,887      $ 240

Other property
and casualty            $ 5,321       87,170   $ 21,635     49,637        5,614     33,086     $ 11,567        6,461     39,453
                       ---------  -----------  ---------  ---------   ----------  ---------  -----------  -----------  ---------

Total medical
professional
liability and property
and casualty              5,321      196,096     21,635     49,876        9,270     34,330       11,567        8,348     39,693

Other operations                                                          4,250                               10,435
                       ---------  -----------  ---------  ---------   ----------  ---------  -----------  -----------  ---------

Total continuing        $ 5,321    $ 196,096   $ 21,635    $49,876     $ 13,520   $ 34,330     $ 11,567     $ 18,783   $ 39,693
                       =========  ===========  =========  =========   ==========  =========  ===========  ===========  =========



      In 1997, the Company entered into a definitive agreement to sell its indirectly wholly owned life and health insurance subsidiary, American Physicians Life Insurance Company and its wholly owned subsidiary. The closing occurred on December 4, 1998. The Company's 1997 life and health insurance operations have been classified as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business." Net income for 1996 has also been reclassified for comparative purposes to reflect the discontinued operations. See Note 6 to the Consolidated Financial Statements, "Discontinued Operations."

3.   EXHIBITS


           Exhibit
           Number                                              Description
           --------                                            -----------
                  + 2.2  Agreement and Plan of Reorganization, dated as of May 1, 1996, among PICO,
                         Citation Holdings, Inc. and Physicians and amendment thereto dated August 14, 1996 and related Merger Agreement.
              +++++ 2.3  Second Amendment to Agreement and Plan of Reorganization dated November 12, 1996.
                  # 2.4  Agreement and Debenture, dated November 14, 1996 and November 27, 1996,
                         Respectively, by and between Physicians and HyperFeed.
                  # 2.5  Purchase and Sale Agreement by, between and among Nevada Land & Resource Company, LLC,
                         Global Equity, Western Water Company and Western Land Joint Venture dated April 9,
                         1997.
               +++++3.1  Amended and Restated Articles of Incorporation of PICO.
                + 3.2.2  Amended and Restated By-laws of PICO.
                 * 10.8  Flexible Benefit Plan
                * 10.16  Office Lease between Citation and North Block Partnership dated July, 1990.
            *** 10.16.1  Amendments Nos. 1 and 2 to Office Lease between Citation and North Block Partnership dated January 6, 1992 and February 5, 1992, respectively.
           **** 10.16.2  Amendments Nos. 3 and 4 to Office Lease between Citation and North Block Partnership dated December 6, 1993 and October 4, 1994, respectively.
           -***** 10.23  PICO Severance Plan for Certain Executive Officers, Senior Management and Key
                         Employees of the Company and its Subsidiaries, including form of agreement.
                 -10.55  Consulting Agreements, effective January 1, 1997, regarding retention of Ronald Langley and John R. Hart as consultants by Physicians and Global Equity.
               ++ 10.57  PICO 1995 Stock Option Plan
             -+++ 10.58  Key Employee Severance Agreement and Amendment No. 1 thereto, each made as of
                         November 1, 1992, between PICO and Richard H. Sharpe and Schedule A identifying other substantially identical Key Employee Severance Agreements between PICO and certain of the executive officers of PICO.
              +++ 10.59  Agreement for Purchase and Sale of Shares, dated May 9, 1996, among Physicians,
                         GPG and Global Equity.
               ++ 10.60  Agreement for the Purchase and Sale of Certain Assets, dated July 14, 1995 between
                         Physicians, PRO and Mutual Assurance, Inc.
               ++ 10.61  Stock Purchase Agreement dated March 7, 1995 between Sydney Reinsurance
                         Corporation and Physicians.
               ++ 10.62  Letter Agreement, dated September 5, 1995, between Physicians, Christopher Ondaatje and the South East Asia Plantation Corporation Limited.
             ++++ 10.63  Amendment No. 1 to Agreement for Purchase and Sale of Certain  Assets,  dated July 30,
                         1996 between Physicians, PRO and Mutual Assurance, Inc.
            +++++ 16.1.  Letter regarding change in Certifying Accountant from Deloitte & Touche LLP,
                         Independent auditors.
                  # 21.  Subsidiaries of PICO.
                  23.1.  Independent Auditors' Consent - Deloitte & Touche LLP.
                  23.2.  Accountants' Consent - KPMG LLP.
                    27.  Financial Data Schedule.
                ### 28.  Form  S-8,  Registration  Statement under the Securities  Act of 1933,  for the PICO
                         Holdings, Inc. Employees 401(k) Retirement Plan and Trust, Registration No. 333-36881.
               #### 29.  Form S-8, Registration Statement under the Securities Act of 1933, for the Physicians
                         Insurance Company of Ohio 1995 Non-Qualified Stock Option Plan and assumed by
                         PICO Holdings, Inc., Registration No. 333-32045.
              ------------------------


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

              ###         Incorporated   by  reference  to  Form  S-8  filed  with  the  Securities  and  Exchange
                          Commission (File No. 333-36881).

              ####        Incorporated   by  reference  to  Form  S-8  filed  with  the  Securities  and  Exchange
                          Commission (File No. 333-32045).

              (b)   REPORTS ON FORM 8-K.

                          On December 22, 1998 and January 8, 1999, PICO filed
                    Form 8-K and Form 8-K/A, respectively, announcing jointly with Global Equity the December 16, 1998 closing of the PICO/Global Equity Combination and the 1-for-5 Reverse Stock Split.

                          On October 9, 1998, PICO filed a Form 8-K announcing
                    the conversion of the Company's HyperFeed subordinated convertible debenture, working capital loans and accrued interest into HyperFeed 5% Convertible Preferred Stock and common stock warrants.

                          On October 9, 1998, PICO filed a Form 8-K announcing
                    jointly with Global Equity the September 18, 1998 filing with the SEC of their Joint Proxy Statement in connection with the PICO/Global Equity Combination.

                          On July 21, 1998, PICO filed a Form 8-K announcing the
                    favorable response by Global Equity's independent committee of directors regarding the PICO/Global Equity Combination including disclosure of the share exchange ratio.

                          On May 20, 1998, PICO filed a Form 8-K announcing
                    PICO's consideration of the proposed PICO/Global Equity Combination through a Plan of Arrangement.

                          See also Item 9 of Part II of this report for a
                    listing of additional 8-K documents filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2000
                            PICO Holdings, Inc.


                            By:                /S/        JOHN R. HART
                               ------------------------------------------------
                                                         John R. Hart
                                                    Chief Executive Officer
                                                    President and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 30, 2000 the following persons in the capacities indicated.




/S/ RONALD LANGLEY                 Chairman of the Board
-----------------------------------
Ronald Langley



/S/ JOHN R. HART                   Chief Executive Officer, President and
-----------------------------------
John R. Hart                       Director



/S/ GARY W. BURCHFIELD             Chief Financial Officer and Treasurer
-----------------------------------
Gary W. Burchfield                 (Chief Accounting Officer)



/S/ S. WALTER FOULKROD, III, ESQ.  Director
-----------------------------------
S. Walter Foulkrod, III, Esq.



/S/ RICHARD D. RUPPERT, MD         Director
-----------------------------------
Richard D. Ruppert, MD



/S/ DAVID A. WILLIAMS              Director
-----------------------------------
David A. Williams




/S/ CARLOS C. CAMPBELL             Director
-----------------------------------
Carlos C. Campbell


/S/ ROBERT R. BROADBENT            Director
-----------------------------------
Robert R. Broadbent


/S/ JOHN D. WEIL                   Director
-----------------------------------
John D. Weil