Form 10-Q
period 2000-03-31
PICO HOLDINGS INC /NEW
filed 2000-05-15
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q



                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to ________

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 16,781,866 as of March 31, 2000. As of such date, 4,394,127 shares of common stock were held by the registrant and subsidiaries of the registrant.

                                    PICO HOLDINGS, INC.

                                         FORM 10-Q

                                     TABLE OF CONTENTS

                                                                                 PAGE NO.
                                                                                 --------
PART I:  FINANCIAL INFORMATION

         Item 1:     Financial Statements

                     Consolidated Balance Sheets as of                               3
                     March 31, 2000 and December 31, 1999

                     Consolidated Statements of Operations                           4
                     for the Three Months Ended March 31, 2000 and 1999

                     Consolidated Statements of Cash Flows for                       5
                     the Three Months Ended March 31, 2000 and 1999

                     Notes to Consolidated Financial Statements                      6

         Item 2:     Management's Discussion and Analysis of Financial               9
                     Condition and Results of Operations

         Item 3:     Quantitative and Qualitative Disclosure About Market Risk      26

PART II:  OTHER INFORMATION

         Item 4:     Submission of Matters to a Vote of Security Holders            26

         Item 6:     Exhibits and Reports on Form 8-K                               26

         Signature                                                                  27

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                                   PICO HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                               (UNAUDITED)
                                                                            March 31,       December 31,
                                                                              2000              1999
                                                                          ------------      ------------
                              ASSETS
Investments                                                               $137,754,513      $134,269,177
Cash and cash equivalents                                                   84,838,003        36,738,373
Accrued investment income                                                    1,527,039         1,236,919
Premiums and other receivables, net                                         10,452,853        12,030,709
Reinsurance receivables                                                     39,283,103        45,040,368
Prepaid deposits and reinsurance premiums                                                      1,307,442
Deferred policy acquisition costs                                            4,832,426         4,821,228
Land, mineral and water rights and water storage                           123,703,533       123,671,842
Property and equipment, net                                                  1,784,618         1,752,820
Income taxes receivable                                                      4,368,605         3,648,577
Net deferred income taxes                                                    1,942,827         3,087,859
Other assets                                                                 8,053,881         8,048,698
                                                                          ------------      ------------
         Total assets                                                     $418,541,401      $375,654,012
                                                                          ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses, net of discount               $136,032,535      $139,132,875
Unearned premiums                                                           18,212,640        17,204,690
Reinsurance balance payable                                                  7,149,078         7,712,602
Deferred gain on retroactive reinsurance                                     1,236,525         1,236,525
Other liabilities                                                           15,162,434        16,879,994
Bank and other borrowings                                                   15,651,374        15,704,507
Taxes Payable                                                                4,911,141         4,867,028
Excess of fair value of net assets acquired over purchase price              3,786,570         3,928,566
                                                                          ------------      ------------
         Total liabilities                                                 202,142,297       206,666,787
                                                                          ------------      ------------
Commitments and Contingencies (Note 5)

Preferred stock, $.01 par value, authorized 2,000,000 shares, none issued
Common stock, $.001 par value; authorized 100,000,000 shares,
     issued 16,781,866 in 2000 and 13,448,533 in 1999                           16,782            13,449
Additional paid-in capital                                                 235,832,506       186,004,827
Retained earnings                                                           62,394,270        66,718,780
Accumulated other comprehensive loss                                        (4,014,819)       (5,920,196)
Treasury stock, at cost (4,394,127 common shares in 2000 and 1999)         (77,829,635)      (77,829,635)
                                                                          ------------      ------------
         Total shareholders' equity                                        216,399,104       168,987,225
                                                                          ------------      ------------
                 Total liabilities and shareholders' equity               $418,541,401      $375,654,012
                                                                          ============      ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           PICO HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)
                                                             Three Months Ended March 31,
                                                                 2000            1999
                                                             -----------      -----------
Revenues:
     Premium income                                          $ 7,514,156      $ 8,554,974
     Net investment income                                     1,502,282        1,914,354
     Net realized loss on investments                            (59,129)        (344,395)
     Other income                                              1,138,174          385,003
                                                             -----------      -----------
             Total revenues                                   10,095,483       10,509,936
                                                             -----------      -----------

Expenses:
     Loss and loss adjustment expenses                         6,482,185        6,516,026
     Insurance underwriting and other expenses                 8,504,008        6,498,464
                                                             -----------      -----------
             Total expenses                                   14,986,193       13,014,490
                                                             -----------      -----------

     Equity in losses of unconsolidated affiliates              (528,504)        (361,292)
                                                             -----------      -----------
          Loss before income taxes and minority interest      (5,419,214)      (2,865,846)
     Benefit for federal, foreign and state income taxes        (792,691)        (477,122)
                                                             -----------      -----------

          Loss before minority interest                       (4,626,523)      (2,388,724)
      Minority interest in loss of subsidiary                    302,013
                                                             -----------      -----------
 Net loss                                                    $(4,324,510)     $(2,388,724)
                                                             ===========      ===========

 Net loss per common share - basic and diluted:              $     (0.47)     $     (0.27)
                                                             ===========      ===========
                 Weighted average shares outstanding           9,200,926        8,946,237
                                                             ===========      ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                               PICO HOLDINGS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                  Three Months Ended March 31,
                                                                     2000              1999
                                                                  -----------      ------------
OPERATING ACTIVITIES
       Net cash used in operating activities                      $(1,031,461)     $ (9,241,651)
                                                                  -----------      ------------

INVESTING ACTIVITIES:
       Purchases of investments                                    (3,058,595)      (19,929,083)
       Proceeds from sale of investments                               74,127         4,580,325
       Proceeds from maturity of investments                        2,000,000         2,000,000
       Other investing activities, net                               (153,108)       (1,286,985)
                                                                  -----------      ------------
             Net cash used in investing activities                 (1,137,576)      (14,635,743)
                                                                  -----------      ------------

FINANCING ACTIVITIES:
      Proceeds from rights offering, net of costs of $168,989      49,831,011
      Proceeds from borrowings                                         10,884         7,057,405
      Repayments of debt                                              (64,017)
      Purchase of treasury stock                                                       (291,593)
                                                                  -----------      ------------
             Net cash provided by financing activities             49,777,878         6,765,812
                                                                  -----------      ------------

Effect of exchange rate changes on cash                               490,789           127,806
                                                                  -----------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               48,099,630       (16,983,776)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     36,738,373        71,654,196
                                                                  -----------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $84,838,003      $ 54,670,420
                                                                  ===========      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest:                                    $   247,264      $    324,034
                                                                  ===========      ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of PICO Holdings, Inc. ("PICO") and Subsidiaries (the "Company") have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

         In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of March 31, 2000 and December 31, 1999 and results of operations and cash flows for the three months ended March 31, 2000 and 1999 have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations and Risks and Uncertainties contained in the Company's Annual Reports on Form 10-K for the year ended December 31, 1999 as filed with the SEC.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, deferred policy acquisition costs, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 2000 and December 31, 1999, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

2.   DISPOSAL OF SUBSIDIARY

         In January 2000, PICO sold its interest in Summit Global Management, Inc. ("Summit") to Summit's Chief Executive Officer for a $100,000 note at 7% interest due January 2002. PICO realized a loss of approximately $75,000, before taxes, on the sale. Because Summit did not represent a major segment of the Company's business, Summit's operations have not been classified as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business."

         Following is an unaudited summary of Summit's stand alone financial results for the month ended January 31, 2000 and the three months ended March 31, 1999:

                                   2000        1999
                                  ------      -------
          Total revenues          81,625      205,661
          Income before taxes     56,076       (3,071)
          Net income              29,437       (2,027)

3.       LOSS PER SHARE

         The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". For the three months ended March 31, 2000 and 1999 there was no difference between basic and diluted EPS. For the three months ended March 31, 2000 and 1999, 1 million and 1.1 million common stock options were excluded from the calculations because their effects were anti-dilutive.

4.   COMPREHENSIVE INCOME (LOSS)

          The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

         The components of comprehensive income (loss) are as follows:

                                                    Three months ended March 31,
                                                       2000             1999
                                                    -----------      ----------
   Comprehensive income (loss):
     Net loss                                       $(4,324,510)     $(2,388,724)
     Net change in unrealized appreciation
         on available for sale investment             2,584,928       20,376,102
     Net change in foreign currency translation        (679,551)       1,992,332
                                                    -----------      -----------
   Total comprehensive income (loss)                $(2,419,133)     $19,979,710
                                                    ===========      ===========

         Total comprehensive income (loss) is net of deferred income tax liability of $1.4 million and $7 million for the three months ended March 31, 2000 and March 31, 1999, respectively.

         The components of accumulated comprehensive loss are as follows:

                                               March 31,       December 31,
                                                 2000             1999
                                              -----------      ------------
       Unrealized appreciation on
         available for sale investments       $ 3,411,684      $   826,756
       Foreign currency translation            (7,426,503)      (6,746,952)
                                              -----------      -----------
     Accumulated other comprehensive loss     $(4,014,819)     $(5,920,196)
                                              ===========      ===========

         Accumulated comprehensive loss in net of deferred income tax liability of $2 million at March 31, 2000 and $658,000 at December 31, 1999.

5.   COMMITMENTS AND CONTINGENCIES

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

         Under the terms of the joint venture agreement between Conex and the sino-foreign joint venture in The People's Republic of China, Conex has a commitment to fund a third tranche of financing in the amount of $5 million. This liability has been recorded in the financial statements. During the first quarter of 2000, Conex funded $500,000 of this commitment bringing the balance outstanding to $4.5 million.

         The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

6.   RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and to measure those instruments at fair value. The new standard, as amended by SFAS No. 137, becomes effective for fiscal years beginning after June 15, 2000. Management has not assessed the impacts this statement may have on the Company's consolidated financial statements.

7.   SEGMENT REPORTING

         The Company is a diversified holding company engaged in five major operating segments: Land, Mineral and Related Rights; Water Rights and Water Storage; Property and Casualty Insurance Operations; Medical Professional Liability ("MPL") Insurance Operations and Other Strategic Holdings.

         The accounting policies of the reportable segments are the same as those described in the Company's 1999 annual report on Form 10-K. Segment performance is measured by revenues and segment profit before tax in addition to changes in shareholders' equity. This information provides the basis for calculation of return on shareholders' equity, which is the main performance measurement used in analyzing segment performance. In addition, assets identifiable with segments are disclosed as well as capital expenditures, and depreciation and amortization. The Company has operations and investments both in the U.S. and abroad.

         The following is a detail of revenues (charges) by segment:

                                                       Three Months Ended March 31,
                                                           2000             1999
                                                       -----------      -----------
     Land, Mineral and Related Water Rights            $   745,822      $   193,664
     Water Rights and Water Storage                        245,415          172,179
     Property and Casualty Insurance                     9,064,955        9,747,923
     Medical Professional Liability Insurance              513,021          548,080
     Other Strategic Holdings                             (473,730)        (151,910)
                                                       -----------      -----------
              Total Revenues-Continuing Operations     $10,095,483      $10,509,936
                                                       ===========      ===========


          The following is a detail of segment profit or loss before income taxes and minority interest:

                                                       Three Months Ended March 31,
                                                          2000             1999
                                                      -----------      ------------
     Land, Mineral and Related Water Rights           $   243,803      $   (68,870)
     Water Rights and Water Storage                    (1,159,503)        (628,258)
     Property and Casualty Insurance                     (308,808)         234,708
     Medical Professional Liability Insurance            (281,138)        (485,636)
     Other Strategic Holdings                          (3,913,568)      (1,917,790)
                                                      -----------      -----------
          Loss Before Taxes and Minority Interest     $(5,419,214)     $(2,865,846)
                                                      ===========      ===========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. THESE INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE COMPANY'S INVESTMENT PHILOSOPHY, PLANS FOR EXPANSION, BUSINESS EXPECTATIONS AND REGULATORY FACTORS. THESE STATEMENTS REFLECT OUR CURRENT VIEWS ABOUT FUTURE EVENTS THAT COULD AFFECT OUR FINANCIAL PERFORMANCE. YOU SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES (INCLUDING THOSE LISTED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-Q) THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS OR FROM OUR PAST RESULTS.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999

INTRODUCTION

     PICO Holdings, Inc. is a diversified holding company. We acquire interests in companies which our management believes:
o    are undervalued at the time we buy them; and
o have the potential to provide a superior rate of return over time, after considering the risk involved.

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

     Currently our major assets and activities are:
o owning and developing land, mineral rights, and water rights through Nevada Land & Resource Company, LLC, which owns approximately 1,279,708 acres of land in northern Nevada;
o owning and developing water rights and water storage operations through Vidler Water Company, Inc.;
o property and casualty insurance through our California-based subsidiaries Sequoia Insurance Company and Citation Insurance Company;
o "running off" the loss reserves of our Ohio-based medical professional liability insurance companies, Physicians Insurance Company of Ohio, Inc. and The Professionals Insurance Company; and
o    making strategic investments in other public companies.


SUMMARY

     PICO reported a net loss of $4.3 million, or $0.47 per basic and diluted share, for the quarter ended March 31, 2000, compared to a net loss of $2.4 million, or $0.27 per basic and diluted share, for the same quarter in 1999.

     Shareholders' equity increased to $216.4 million ($17.47 per share) at March 31, 2000, from $169 million ($18.66 per share) at December 31, 1999. Completion of the rights offering, which raised $49.8 million in new equity capital after expenses, led to the increase in shareholders' equity.

     The $2.4 million comprehensive loss for the quarter (see Note 4, "Comprehensive Income/Loss") resulted in an equal reduction in shareholders' equity. This was comprised of a $2.6 million increase in unrealized appreciation in investments, which was more than offset by the $4.3 million net loss and negative currency translation of $680,000 as the currencies of foreign countries where we have investments declined relative to the US dollar. Comprehensive income for the first quarter of 1999 was $20 million, consisting of a $2.4 million net loss, a $20.4 million increase in unrealized appreciation of securities, and $2 million in positive foreign currency translation.

     Net income for the first quarter of 2000 consisted of a $5.4 million loss before income taxes and minority interest, partially offset by income tax benefits of $793,000 and $86,000 of minority interest in the loss of SISCOM and Conex. In the first quarter of 1999, a $2.9 million loss before income taxes and minority interest was partially offset by income tax benefits of $477,000.

     First quarter 2000 revenues were $10.1 million, compared to $10.5 million during the first quarter of 1999. This decrease primarily resulted from a $1 million decline in earned property and casualty insurance premiums, partially offset by $423,000 in higher land sales and a $202,000 in increase in other revenues at Nevada Land and Vidler.

     Segment revenues (charges) and income (loss) before taxes and minority interest for the first quarter of 2000 and 1999 were:

                                                     THREE MONTHS ENDED MARCH 31,
                                                        2000             1999
                                                     -----------      -----------
REVENUES (CHARGES):
Land, Minerals & Related Water Rights                $   746,000      $   194,000
Water Rights & Water Storage Assets                      245,000          172,000
Property & Casualty Insurance                          9,065,000        9,748,000
Medical Professional Liability Insurance                 513,000          548,000
Other Strategic Holdings                                (474,000)        (152,000)
                                                     -----------      -----------
Total Revenues                                       $10,095,000      $10,510,000
                                                     ===========      ===========

INCOME (LOSS) BEFORE TAXES & MINORITY INTERESTS:
Land, Minerals & Related Water Rights                $   244,000      $   (69,000)
Water Rights & Water Storage Assets                   (1,159,000)        (628,000)
Property & Casualty Insurance                           (309,000)         235,000
Medical Professional Liability Insurance                (281,000)        (486,000)
Other Strategic Holdings                              (3,914,000)      (1,918,000)
                                                     -----------      -----------
Loss Before Taxes & Minority Interests               $(5,419,000)     $(2,866,000)
                                                     ===========      ===========

     Detailed information on the performance and outlook for each segment is contained later in this report, however the major factors affecting PICO's first quarter results were:

LAND, MINERALS & RELATED WATER RIGHTS
     First quarter revenues were $552,000 higher than the previous year at Nevada Land, primarily because $423,000 of land was sold this year and no land was sold in the 1999 quarter. The related gain resulted in a pre-tax profit of $244,000 for Nevada Land in 2000, compared to a $69,000 pre-tax loss last year.

WATER RIGHTS & WATER STORAGE ASSETS
     Vidler reported $73,000 higher revenues, but a $531,000 wider pre-tax loss of $1.2 million. This was due to an increase in costs that we must recognize now -- primarily financing and operating charges-- which resulted from the development of assets which will not produce the resultant cash flow and earnings until future years, and the significant expansion in Vidler's asset base. In 1999, the quantity of senior, transferable water rights controlled by Vidler increased by 72.6%.

PROPERTY & CASUALTY INSURANCE
     Segment revenues were $683,000 lower, primarily due to a $1 million decline in earned premiums. In the first quarter of 2000 Sequoia incurred an underwriting loss, principally due to a large number of weather-related property damage claims. This caused a pre-tax segment loss of $309,000, versus a $235,000 profit a year earlier.

MEDICAL PROFESSIONAL LIABILITY INSURANCE
     As the "run-off" of loss reserves in this segment continues, investment income dropped by $35,000 and the pre-tax loss narrowed by $205,000 to $281,000.

OTHER STRATEGIC HOLDINGS
     This segment is comprised of investments where we own less than 50% of the company, and our smaller subsidiaries. Our largest strategic holdings are in HyperFeed Technologies, Inc., Jungfraubahn Holding A.G., and Australian Oil & Gas Corporation Limited.

     The segment reported net charges to revenues of $474,000 and $152,000 in the first quarter of 2000 and 1999, respectively. This is due to the allocation of investment income to the medical professional liability segment to offset reserve discount accretion expense.

     The segment loss widened by almost $2 million due to reduced investment income and $1.5 million in operating losses and goodwill amortization related to PICO's investments in Conex Continental, Inc. and SISCOM, Inc.

     The segment result does not reflect the difference between the carrying value and the potential market value of our largest strategic investments. This is detailed later in this report.

LAND, MINERALS AND RELATED WATER RIGHTS
---------------------------------------

                       NEVADA LAND & RESOURCE COMPANY, LLC
                       -----------------------------------
                                       Three Months Ended March 31,
                                       ----------------------------
                                         2000                1999
                                       --------            --------
Revenues:
---------
Sale of Land                           $423,000
Lease and Other Income                  323,000            $194,000
                                       --------            --------
Segment Total Revenues                 $746,000            $194,000
                                       ========            ========

                                       --------            --------
Income (loss) Before Tax:              $244,000            $(69,000)
-------------------------              ========            ========

     In the first quarter of 2000, Nevada Land & Resource Company, LLC booked $423,000 in revenue when the sale of approximately 3,484 acres of land closed. This represents an average price of $121.50 per acre, compared to our average acquisition cost of $34.92 per acre for the land component of Nevada Land. No land was sold in the first quarter of 1999.

     Lease and other income of $323,000 resulted in total revenues for the quarter of $746,000. In the first quarter of 1999, lease and other income contributed total revenues of $194,000, and no land was sold. Due to the gain on the land sales, Nevada Land earned a profit of $244,000 this year, compared to a loss of $69,000 in 1999.

     The most significant developments during the quarter were:
o Nevada Land agreed to sell 61 acre-feet of certificated water rights to a developer for $244,000 ($4,000 per acre-foot);
o Nevada Land entered into a 3-year option agreement with Duke Energy Corporation for the sale of 480 acres of land for $455,000 ($948 per acre) and approximately 2,896 acre-feet of permitted water rights for $347,000 ($120 per acre-foot). The value of a water right depends on a number of factors, including location, the seniority of the right, and whether or not the right is transferable. Permitted water rights are less senior, so less valuable, than certificated water rights; and
o Nevada Land applied for additional water rights for the beneficial use of irrigating arable land. Where applications are successful, the value and marketability of the associated land will increase. Nevada Land has submitted applications for 20,480 acre-feet of water to irrigate 5,120 acres of land. Applications for a further 30,720 acre-feet of water rights to irrigate 7,680 acres of land are imminent.

     A number of smaller land sales also went into escrow during the first quarter and the early part of the second quarter. Nevada Land will recognize these sales as revenues when the transactions close.

     Progress is continuing on a number of possible transactions involving significantly larger parcels of land. Both sale and exchange transactions are being discussed with a variety of potential purchasers.

WATER RIGHTS AND WATER STORAGE ASSETS
-------------------------------------

                                         VIDLER WATER COMPANY, INC.
                                         --------------------------

                                               Three Months Ended March 31,
                                                   2000             1999
                                                -----------      ---------
Revenues:
---------
Water service & agricultural lease revenues     $   245,000      $ 172,000
                                                -----------      ---------
Segment Total Revenues                          $   245,000      $ 172,000
                                                ===========      =========

Expenses:
---------
Depreciation and amortization                      (208,000)      (199,000)
Interest                                           (549,000)      (143,000)
Operations and maintenance                         (227,000)       (22,000)
Other                                              (420,000)      (436,000)
                                                -----------      ---------
                                                $(1,404,000)     $(800,000)

                                                -----------      ---------
Loss Before Tax:                                $(1,159,000)     $(628,000)
----------------                                ===========      =========

     During the first quarter of 2000, Vidler recorded $245,000 in revenues, comprised of $218,000 from leasing agricultural land and $27,000 in lease income from certain of the Company's Colorado water rights. The Colorado water rights assets which generated the $27,000 in lease income during the quarter are leased in perpetuity. The lease payments are indexed for inflation, with a minimum annual escalation of 3%. Once water rights or assets are leased in perpetuity, they cannot be leased again unless the lease is canceled, if it is cancelable. Consequently, future revenue growth beyond the limits of these CPI escalators is dependent upon growth in leases not subject to perpetual agreements, development of existing assets, and acquisition of additional water rights and water-related assets for subsequent lease or sale. The sale of water rights or assets reduces future revenue streams from water rights and assets until those assets can be replaced. Vidler's most significant assets are not yet generating cash flow.

     Compared to the same quarter in 1999, revenues rose by $73,000 but expenses increased by $604,000, resulting in a segment pre-tax loss of $1.2 million. The pre-tax loss for the first quarter of 1999 was $628,000. The main factors in the increased segment loss were:
o $406,000 of additional interest expense on non-recourse financing to purchase 8,975 acres of land and the associated 26,926 acre-feet of water rights in the Harquahala Valley of Arizona during 1999; and
o $216,000 higher expenses related to our interest in the Semitropic water storage facility.

     Our 1999 Form 10-K contains a detailed description of our water rights and water storage assets. The most significant developments affecting these assets in the first quarter were:

VIDLER ARIZONA RECHARGE FACILITY

     During the second quarter of 2000, Vidler expects to receive the necessary permits to operate a full-scale recharge facility at its water storage site in the Harquahala Valley, approximately 75 miles northwest of metropolitan Phoenix. Construction has started on some of the improvements required to recharge and store water on a commercial scale in anticipation of the permits being issued. Vidler expects construction to be completed by the end of 2000, at a cost not exceeding $9 million. Vidler is in discussions with potential users. We expect to enter agreements to lease storage capacity to customers before the end of 2000, and to begin recharging water and generating cash flow from the facility in 2001.

     Once Vidler has concluded agreements to store water, we will know the rate at which customers need to be able to recover water, so that we can design, finance and construct the final stage of the project, which will allow water to be recovered at commercial rates. The cost of the final stage cannot be accurately predicted until the requirements of the users are determined, although this could equal or exceed the $9 million required for the second stage. Vidler will not be constructing the improvements for full-scale recovery until binding storage contracts are in place.

     Recent developments have increased the scarcity value of this project's storage capacity. At a public hearing on March 14, 2000, the Arizona Water Banking Authority disclosed that the Bureau of Reclamation has indicated that before permits are issued for new facilities to store water for interstate users, extensive environmental impact studies will be required. The Arizona Water Banking Authority also indicated that all of the publicly owned storage capacity in Arizona will meet the needs of Arizona first, before accepting interstate water. At the same hearing, the states of California and Nevada again confirmed that their demand for storage far exceeds the total amount of storage available at existing facilities in Arizona.

SEMITROPIC WATER STORAGE FACILITY

     Vidler has an 18.5% interest (right to participate) in a water storage facility at Semitropic, near the California Aqueduct, northwest of Bakersfield. Currently Vidler is not storing any water at Semitropic for clients; however, it is actively pursuing a number of potential customers. Given the escalating water supply/demand imbalance in California, it is believed that this storage capacity has considerable strategic value.

     During the first quarter of 2000, we recorded $167,000 in amortization of the Semitropic asset, and expensed our $216,000 share of operating and maintenance expenses.

     Vidler has banked, or stored, approximately 12,500 acre-feet of water at Semitropic with the intention of selling or leasing the water in a dry year. Preliminary agreement has been reached to sell 3,850 acre-feet of this water to a federal agency.

HARQUAHALA VALLEY WATER RIGHTS

     Vidler controls approximately 55,913 acre-feet of transferable ground water in the Harquahala Valley. The Arizona State Legislature has passed several pieces of legislation which recognize the Harquahala Valley ground water as a special resource. In 1991 the expansion of irrigated farming in the Valley was prohibited, and the transfer of the ground water to municipalities was authorized. In order to protect the Harquahala Valley ground water from large commercial and industrial users which are moving into the Basin, Vidler supported Senate Bill 1254 which recently passed into legislation. This places restrictions on commercial and industrial users utilizing more than 100 acre-feet of water annually, by requiring them to purchase irrigable land and to withdraw the water which they need from that land at no more than 3 acre-feet per annum per acre of land.

     Under state legislation, the Central Arizona Canal Project is committed to convey up to 20,000 acre-feet of Harquahala ground water to cities and communities in Arizona as an assured municipal water supply. Vidler is able to supply this water and is meeting with communities and developers in the Phoenix metropolitan area, some of whom need to secure further water supply to support expected growth. Vidler expects to enter the first such agreement later in 2000.

LINCOLN COUNTY PUBLIC/PRIVATE JOINT VENTURE ("THE MESQUITE PROJECT")

     The joint venture has begun a drilling program to support its applications for more than 100,000 acre-feet of water rights. The joint venture intends to supply water to rapidly growing communities in southern Nevada. In addition to the previously announced agreement to supply developers near Mesquite with 17,000 acre-feet of water, tentative agreement has been reached to supply an industrial user with 6,700 acre-feet of water.

     Similar joint ventures are being discussed with two other Nevada counties.

SANDY, NEVADA

     Vidler has commenced a drilling program to support its application for approximately 2,000 acre-feet of water rights near Sandy, Nevada. Subject to permits being obtained for the water rights, preliminary agreement has been reached to supply the underlying water to support additional growth at Primm, Nevada, a town in the fast-growing Interstate 15 corridor.

THE COLORADO ASSETS

     Vidler is continuing its program to sell or lease all of the Colorado water rights which are currently unutilized. Subject to approval by the Denver Water Court, Vidler has agreed to sell its interest in Cline Ranch to Centennial Water and Sanitation District for approximately $2.1 million. Tentative agreement has also been reached to sell a package of water rights to the City of Golden, Colorado for $2.65 million.

OTHER PROJECTS

     The level of activity at Vidler continues to gain momentum. In particular:
o Vidler is currently investigating the purchase of further water-righted properties in Arizona and Nevada;
o    Vidler is continuing to file applications for additional water rights; and
o Vidler continues to be approached by parties who are interested in either obtaining a water supply or discussing joint ventures to commercially develop water assets. We believe that Vidler has become the leading private water rights aggregator in Arizona and Nevada, and the leading private owner-operator of water storage in Arizona and California. Our presence in these markets has consolidated our expertise and reputation for providing solutions to both end-users who require water and to parties who are otherwise unable to commercialize water assets.

PROPERTY AND CASUALTY INSURANCE
-------------------------------
                                       Three Months Ended March 31,
                                       ----------------------------
                                          2000             1999
                                       -----------      -----------
Revenues (Charges):
-------------------
Sequoia - Earned Premiums              $ 7,329,000      $ 4,278,000
Citation - Earned Premiums                 185,000        4,277,000
Investment Income                        1,287,000        1,218,000
Realized Investment Loss                                   (185,000)
Other                                      264,000          160,000
                                       -----------      -----------
Segment Total Revenues                 $ 9,065,000      $ 9,748,000
                                       ===========      ===========

Expenses:
---------
Loss & Loss Adjustment Expense          (6,024,000)      (5,972,000)
Underwriting Expenses                   (3,350,000)      (3,542,000)
                                       -----------      -----------
                                       $(9,374,000)     $(9,514,000)

Income (Loss) Before Taxes:
---------------------------
Sequoia Insurance Company              $  (349,000)     $   103,000
Citation Insurance Company                  40,000          132,000
                                       -----------      -----------
Segment Income (Loss) Before Taxes     $  (309,000)     $   235,000
                                       ===========      ===========

     The Property & Casualty segment, which is comprised of our California-based subsidiaries Sequoia Insurance Company and Citation Insurance Company, generated total revenues of $9.1 million in the first quarter of 2000, including earned premiums of $7.5 million and $1.3 million in investment income. In the first quarter of 1999, segment total revenues were $9.7 million, including earned premiums of $8.6 million and investment income of $1.2 million.

     When an insurance company writes a policy, the amount of the premium is referred to as written premium. However, the premium is recognized as revenue, or "earned", over the term of the policy. Therefore, there is a lag between changes in written premium and earned premium.

     In the first quarter of 2000, the segment's earned premiums were approximately 12.2% below the first quarter of 1999. Due to the time lag between a policy being written and the premium being earned, the drop in revenue reflects the declining level of business which Sequoia and Citation were writing in 1999, due to intense competition and management's very selective approach to underwriting. As explained below, written premiums began to grow from January 2000.

     In 1998 and 1999 our California-based property and casualty insurance subsidiaries Sequoia Insurance Company and Citation Insurance Company "pooled", or shared, most of their premiums and expenses. From January 1, 2000, this pooling arrangement was terminated. Sequoia writes all new business in the states of California and Nevada, and Citation only writes new business in Arizona. Due to the termination of the pooling arrangement, and the fact that all business in California and Nevada had been transitioned to Sequoia in recent years, in the first quarter of 2000 Sequoia earned $7.3 million in premiums, compared to just $185,000 for Citation. Accordingly, the individual results of Sequoia and Citation are not directly comparable to prior years.

     In the first quarter of 2000, Sequoia produced total revenues of $8 million, including $7.3 million in earned insurance premiums and $534,000 in investment income. After several years of decline, in the first quarter of 2000 Sequoia wrote a higher volume of premium than in the same quarter of the previous year, although the rate of growth was a modest 2.6%. In April, written premiums were 8.8% higher than in the same month in 1999. The growth in written premium should lead to growth in earned premium -- which is the figure that Sequoia reports as revenue -- from the second half of 2000.

     Due to the cyclical nature of claims, including the influence of weather, Sequoia usually receives the highest number of claims in the first quarter of the year. During the first quarter, the loss ratio typically peaks and a small underwriting loss is not unusual.

     Due to the high number of claims received in the first quarter, and approximately $125,000 of adverse development in prior year loss reserves, Sequoia recorded a pre-tax loss of $349,000, compared to a pre-tax profit of $103,000 a year ago.

     Sequoia's "combined ratio" -- a ratio which is commonly applied to insurance companies -- calculated on the basis of generally accepted accounting principles was:

SEQUOIA'S GAAP INDUSTRY RATIOS
------------------------------
                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                               2000                  1999
                                              ------                ------
Loss and Loss Adjustment Expense Ratio         77.2%                  66.8%
Underwriting Expense Ratio                     36.9%                  42.9%
                                              -----                  -----
Combined Ratio                                114.1%                 109.7%
                                              ======                 =====

     A combined ratio of less than 100% indicates that the insurance company is making a profit on its base insurance business, prior to investment income, realized investment gains or losses, extraordinary items, taxes, and other non-insurance items. Sequoia manages its business so as to have a combined ratio of less than 100% each year; however, this is not always achieved in every quarter.

     Since the end of the quarter, Sequoia acquired Personal Express Insurance Services, Inc. for approximately $3 million. Personal Express markets personal insurance products to customers in Bakersfield, California and Fresno, California. This acquisition is expected to generate approximately $7.5 million of additional annual premiums for Sequoia. Historically, this block of business has produced an underwriting profit (i.e., a combined ratio below 100%). Sequoia is considering opening additional offices in central and northern California to test the expansion potential of the Personal Express business model, which is to write insurance direct with the customer while providing local service for underwriting and claims.

     Citation's first-quarter revenues of $1.1 million include $185,000 of earned premium and $753,000 of investment income. Citation generated a pre-tax profit of $40,000 for the quarter, compared to a pre-tax profit of $131,000 last year.

     Citation's combined ratio (553.6% in 2000, versus 113.6% in 1999) is not meaningful due to the termination of the pooling arrangement which had a number of unusual effects. For example, Citation now has a small amount of earned premium income relative to its underwriting and other expenses, which distorts the combined ratio.


MEDICAL PROFESSIONAL LIABILITY INSURANCE
----------------------------------------

                                           Three Months Ended March 31,
                                           ----------------------------
                                             2000               1999
                                           ----------         ---------
Revenues:
---------
Investment Income, Net of Expenses         $ 513,000          $ 548,000
                                           ---------          ---------
Segment Total Revenues                     $ 513,000          $ 548,000
                                           =========          =========

                                           ---------          ---------
Loss Before Tax                            $(281,000)         $(486,000)
---------------                            =========          =========

     Physicians Insurance Company of Ohio, Inc. and The Professionals Insurance Company are in "run off". This means that they are handling claims arising from historical business, but not writing new business. The level of investment assets and loss reserve liabilities in this segment are decreasing as claims are paid and investments are sold when funds are needed to make the payments.

     In the first quarter of 2000, the segment generated total revenues of $513,000, which was comprised entirely of investment income. The investment income recorded in this segment is largely offset by an expense called reserve discount accretion. Our medical professional liability claims reserves are discounted to reflect the fact that some claims will not be paid until future years, but funds from the corresponding premiums can be invested in the meantime. Each quarter, a portion of this discount is removed and recognized as an expense.

     For the first quarter of 2000, the segment produced a pre-tax loss of $281,000 after $459,000 of reserve discount accretion and operating expenses of $335,000.

     In 1999, the segment recorded investment income and total revenues of $548,000, and a loss of $486,000 before taxes. Reserve discount accretion expense was $544,000, and other expenses totaled $490,000.

     No unusual trends in claims emerged during the quarter.

     At March 31, 2000, our medical professional liability loss reserves stood at $52 million, net of reinsurance and reserve discount, compared to $59.2 million at December 31, 1999.

MEDICAL PROFESSIONAL LIABILITY INSURANCE - LOSS AND LOSS EXPENSE RESERVES
-------------------------------------------------------------------------

                                              MARCH 31, 2000   DECEMBER 31, 1999
                                              --------------   -----------------
                                                      (in millions)
Direct Reserves                                    $ 78.0           $ 94.9
Ceded Reserves                                      (18.9)           (27.7)
Discount Of Net Reserves                             (7.1)            (8.0)
                                                   ------           ------
Net Medical Professional Liability Reserves        $ 52.0           $ 59.2
                                                   ======           ======

OTHER STRATEGIC HOLDINGS
------------------------


                                         Three Months Ended March 31,
                                         ----------------------------
                                            2000              1999
                                         -----------       -----------
Revenues (Charges):
-------------------
Realized Investment Losses               $   (12,000)      $  (159,000)
Investment Income                           (411,000)         (116,000)
Other Income                                 (51,000)          123,000
                                         -----------       -----------
Segment Total Revenues                   $  (474,000)      $  (152,000)
                                         ===========       ===========


Loss Before Taxes                        $(3,914,000)      $(1,918,000)
-----------------                        ===========       ===========

     Our largest strategic holdings are in HyperFeed Technologies, Inc., Jungfraubahn Holding A.G., and Australian Oil & Gas Corporation Limited. The details of our investment in each company at the end of the quarter were:

---------------------------------------------------------------------------------------------------
                                                                         SHARE
MARCH 31, 2000                                       CARRYING VALUE    EQUIVALENTS    CLOSING PRICE

CARRYING VALUE BEFORE TAXES:
Hyperfeed                        Common & preferred   $ 2,601,000       7,156,538          $6.00
                                 Warrants              20,236,000       4,055,195        unlisted
                                                      -----------      ----------
                                 Total                $22,837,000      11,211,733

Jungfraubahn                     Common                15,967,000         112,172         $142.34
Australian Oil and Gas           Common                 6,453,000       7,593,819          $0.85
                                                      -----------
Total carrying value before taxes                     $45,257,000

Deferred taxes                                         (4,720,000)
                                                      -----------
Carrying value, net of taxes                          $40,537,000
---------------------------------------------------------------------------------------------------

     At March 31, 2000, these three strategic holdings had a potential market value (before taxes) of approximately $89.7 million, and a carrying value (before taxes) of $45.3 million. After allowing for taxes on the net unrealized gains, the tax-effected carrying value of the holdings was $40.5 million, or 18.8% of PICO's shareholders' equity. At May 10, 2000, these three holdings had a potential market value (before taxes) of approximately $66.6 million.

     Currently the principal subsidiary companies in this segment are Conex Continental, Inc. and SISCOM, Inc.:
o both Conex and SISCOM became subsidiaries during 1999; however, neither was consolidated in the first quarter of 1999; and
o as detailed in Note 2, on January 31, 2000, we sold our interest in Summit Global Management, Inc., and its wholly-owned subsidiary Monitor Capital, Inc., for $100,000. Summit Global Management, Inc. had been a subsidiary in this segment until its sale. Summit contributed a pre-tax profit of $57,000 in January, 2000. A $75,000 loss was realized on the sale, which was recognized in the calculation of realized investment losses.

     In the first quarter of 2000, the Other Strategic Holdings segment recorded net charges against revenues of $474,000, compared to net charges against revenues of $152,000 in 1999. Net charges against revenue arise because each quarter we allocate sufficient investment income to the medical professional liability insurance segment to offset its reserve discount accretion expense (as defined and explained in the preceding section of this report). In quarters where investment income is less than reserve discount accretion, the Other Strategic Holdings segment reports net charges against revenues. Net charges against revenues increased by $322,000 from the 1999 quarter due to reduced investment income.

     The Other Strategic Holdings segment pre-tax loss of $3.9 million for the first quarter of 2000 includes:
o PICO's $172,000 equity share of HyperFeed's first-quarter net loss and events affecting equity;
o approximately $1.5 million in operating losses and goodwill amortization related to our investments in Conex and SISCOM; and
o    unallocated parent company overhead of approximately $2 million.

     The principal factors in the $2 million wider segment loss over 1999 were:
o    approximately $634,000 in increased PICO overhead expenses; and
o approximately $1.2 million in additional losses from our investments in Conex and SISCOM.

     After adjustment for tax and the interest of the outside shareholders in Conex and SISCOM, the contributions to PICO's $4.5 million net loss from Conex, SISCOM and HyperFeed were losses of $998,000, $145,000, and $168,000, respectively.

     Highlights for the Other Strategic Holdings included:
o during the quarter, PICO invested a total of $552,000 to increase its holding in Jungfraubahn to 19.2%, and its stake in AOG to 16.2% (shareholding percentages as of March 31, 2000);

o on May 1, 2000, HyperFeed reported one of the strongest quarters in the Company's history and indicated that it "likely would now reach profitability by the second quarter." HyperFeed reported first quarter revenue of $10.9 million, EBITDA (earnings before interest, tax, depreciation and amortization) of $1.4 million, cash flow of approximately $700,000, and a net loss of $149,000. Revenues rose 19.5% sequentially from the preceding December quarter, and 46.2% from the first quarter of 1999. Gross margin rose 39.1% sequentially to $3.4 million, and 64.4% from the first quarter of 1999. HyperFeed attributed much of the growth in revenue and gross margin to its higher-margin business-to-business unit which generated 45% of the quarter's revenues; and

o Conex is exploring opportunities to manufacture and distribute additional products utilizing its existing manufacturing capacity and distribution infrastructure in China. The current focus is on environmental technology products, where Conex believes there could be a large potential market in China. During the quarter Conex announced an exclusive agreement to distribute Quake Wireless, Inc.'s satellite-based asset security system in China, and a 35% interest in a joint venture to manufacture and distribute three products in China - SP34E, a refrigerant gas, and Soltron, an enzyme-based fuel-enhancing product.


LIQUIDITY AND CAPITAL RESOURCES - THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     PICO continually evaluates its existing operations and searches for new opportunities to maximize shareholder value. This strategy causes significant fluctuations in the cash needs of PICO. PICO may need to sell investments or borrow funds to meet operating cash requirements. In addition, it may become necessary or advantageous for PICO to offer stock or debt through a public or private offering. At times PICO may have excess cash. PICO attempts to invest such cash to provide maximum returns within the constraint of remaining liquid enough to meet expected cash requirements and to take advantage of investment opportunities. PICO's primary sources of funds are its available cash, cash from operations, the sale of invested assets, bank borrowings, public and private debt and equity offerings, and management and other fees.

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

     Operating activities used $1 million of cash during the first quarter of 2000 compared to cash used of $9.2 million during 1999. The decline in cash used by operations principally consisted of reductions in claims and loss adjustment expense payments (both property and casualty and medical professional liability insurance) and insurance operating expenses, partially offset by a decreased level of premiums received.

     Cash used in investing activities for 2000 was $1.1 million compared to cash flow used by investing activities in 1999 of $14.6 million. During 1999, the Company purchased 5.9 million shares of AOG.

     Financing activities during 2000 include the $49.8 million, net of $169,000 of expenses from the Company's rights offering. Prior year financing activities include proceeds from the borrowings used in part to finance the purchase of shares of Jungfraubahn.

     At March 31, 2000, PICO has no significant commitment for future capital expenditures, other than in the ordinary course of business and as discussed herein. PICO is committed to maintaining Sequoia's capital and statutory policyholder surplus at a minimum of $7.5 million. At December 31, 1999, Sequoia was well above this level. PICO is also committed to maintain Sequoia's Best Rating at or above the "B++" (Very Good) level, which may at some time in the future require additional capital infusions into Sequoia. See Note 16 of Notes to Consolidated Financial Statements, "Commitments and Contingencies," in PICO's 1999 Form 10-K.

CAPITAL RESOURCES

     PICO's principal sources of funds are its available cash resources, operating cash flow, liquidation of non-essential investment holdings, borrowings, public and private debt and equity offerings, and funds from consolidated tax savings. At March 31, 2000, the Company had $84.8 million in cash and cash equivalents compared to $36.7 million at December 31, 1999.


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

     We will continue to make selective investments, and endeavor to enhance and realize additional value to these acquired companies through our influence and control. This could involve the restructuring of the financing or management of the entities in which we invest and initiating and facilitating mergers and acquisitions. Any acquisition could result in the use of a significant portion of our available cash, significant dilution to you, and significant acquisition-related charges. Acquisitions may also result in the assumption of liabilities, including liabilities that are unknown or not fully known at the time of the acquisition, which could have a material adverse effect on us.

     We do not know of any reliable statistical data that would enable us to predict the probability of success or failure of our investments, or to predict the availability of suitable investments at the time we have available cash. You will be relying on the experience and judgment of management to locate, select and develop new acquisition and investment opportunities. Sufficient opportunities may not be found and this business strategy may not be successful. We have made a number of investments in the past that have been highly successful, such as Fairfield Communities, Inc., which we sold in 1996, and Resource America, Inc., which we sold in 1997. We have also made investments that have lost money, such as our approximate $4 million loss from the Korean investments in 1997, an approximate $5 million write-down of investments in 1998 and a $3.2 million write-down of an oil and gas investment in 1999. We reported net realized investment gains in 1999 of $441,000 and gains of $21.4 million in 1997; however, we reported a net realized investment loss of $4.4 million for 1998. We reported a net unrealized investment gain of $827,000 at December 31, 1999, and $3.4 million at March 31, 2000.

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

     Under the terms of our medical malpractice liability policies, there is an extended reporting period for claims. Under Ohio law, the statute of limitations is one year after the cause of action accrues. Also, under Ohio law, a person must make a claim within four years; however, the courts have determined that the period may be longer in situations where the insured could not have reasonably discovered the injury in that four-year period. Claims of minors must be brought within one year of the date of majority. As a result, some claims may be reported a number of years following the expiration of the medical malpractice liability policy period.

     Physicians Insurance Company of Ohio and The Professionals Insurance Company have established reserves to cover losses on claims incurred under the medical malpractice liability policies including not only those claims reported to date, but also those that may have been incurred but not yet reported. The reserves for losses are estimates based on various assumptions and, in accordance with Ohio law, have been discounted to reflect the time value of money. These estimates are based on actual and industry experience and assumptions and projections as to claims frequency, severity and inflationary trends and settlement payments. In accordance with Ohio law, Physicians Insurance Company of Ohio and The Professionals Insurance Company annually obtain a certification from an independent actuary that their respective reserves for losses are adequate. They also obtain a concurring actuarial opinion. Due to the inherent uncertainties in the reserving process, there is a risk that Physicians Insurance Company of Ohio's and The Professionals Insurance Company's reserves for losses could prove to be inadequate. This could result in a decrease in income and shareholders' equity. If we underestimate our reserves, they could reach levels, which are lower than required by law.

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

     We anticipate that in the future, a significant amount of Vidler's revenues and asset value may be derived from a single asset, the Vidler Arizona recharge water storage facility. Currently, we have obtained only a pilot permit for the recharge and storage of a limited amount of water at that facility. We have not yet applied for a recovery permit and have applied for, but not yet received, a full-scale permit for that facility. There can be no assurance:
o that we will be able to obtain permits for the facility at the recharge, storage or recovery levels anticipated, or at all;
o that the full-scale storage facility will have the capacity currently anticipated; or
o that we will be able to contract with third parties for storage of water on commercially reasonable terms, or at all.

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

OUR COMMON STOCK PRICE MAY BE LOW WHEN YOU WANT TO SELL YOUR SHARES

     The trading price of our common stock has historically been, and is expected to be, subject to fluctuations. The market price of the common stock may be significantly impacted by:

o    quarterly variations in financial performance;
o shortfalls in revenue or earnings from levels forecast by securities analysts;
o    changes in estimates by such analysts;
o    product introductions;
o our competitors' announcements of extraordinary events such as acquisitions;
o    litigation; and
o    general economic conditions.

     Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations. At December 31, 1997, the closing price of our common stock on the Nasdaq National Market was $32.19 per share, compared to $12.31 at December 31, 1999. On a quarterly basis between these two dates, closing prices have ranged from a high of $32.19 at December 31, 1997 to a low of $12.31 at December 31, 1999. During 2000, closing prices have ranged from a low of $9.87 per share on March 27 to a high of $14.125 on January 18.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The Company's bank debt is short-term in nature as the Company generally secures rates for periods of approximately one to three years and therefore approximates fair value. At March 31, 2000, the Company had $64.1 million of fixed maturity securities and mortgage loans, $73.3 million of marketable equity securities that were subject to market risk, and $31.7 million of investments denominated in foreign currencies, primarily Swiss francs. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

     The Company uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage loans, the Company uses duration modeling to calculate changes in fair value. For its marketable securities the Company uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies the Company uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of a securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $475,000 for a 100 basis point increase in interest rates on its fixed securities and mortgage loans. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produced a loss in fair value of $10.1 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of the Company's foreign denominated investments produced a loss of $5.2 million that would impact the unrealized appreciation and foreign currency translation in shareholders' equity.


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




                                          PICO HOLDINGS, INC.


Dated:  May 15, 2000                       By: /s/ Gary W. Burchfield
                                              ----------------------------------
                                              Gary W. Burchfield
                                              Chief Financial Officer and
                                                Treasurer
                                              (Principal Financial and
                                                Accounting Officer)

                                            EXHIBITS INDEX
                                            --------------
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