Form 10-Q
period 2000-06-30
PICO HOLDINGS INC /NEW
filed 2000-08-11
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q




                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from __________ to _________

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 12,390,096 as of June 30, 2000, excluding 4,394,127 shares of common stock were held by the registrant and subsidiaries of the registrant.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                PAGE NO.
                                                                                --------
PART I:  FINANCIAL INFORMATION

         Item 1:     Financial Statements

                     Consolidated Balance Sheets as of                             3
                     June 30, 2000 and December 31, 1999

                     Consolidated Statements of Operations for the Three           4
                     and Six Months Ended June 30, 2000 and 1999

                     Consolidated Statements of Cash Flows for                     5
                     the Six Months Ended June 30, 2000 and 1999

                     Notes to Consolidated Financial Statements                    6

         Item 2:     Management's Discussion and Analysis of Financial             9
                     Condition and the Results of Operations


         Item 3:     Quantitative and Qualitative Disclosure About Market Risk    28

PART II:  OTHER INFORMATION

         Item 4:     Submission of Matters to a Vote of Security Holders          29

         Item 6:     Exhibits and Reports on Form 8-K                             29

         Signature                                                                30

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS



                                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)


                                                                               June 30,       December 31,
                                                                                 2000             1999
                                                                            --------------   -------------
                                 ASSETS
Investments                                                                 $ 141,651,277    $ 134,269,177
Cash and cash equivalents                                                      62,083,422       36,738,373
Accrued investment income                                                       1,562,334        1,236,919
Premiums and other receivables, net                                            11,480,713       12,030,709
Reinsurance receivables                                                        39,017,496       45,040,368
Prepaid deposits and reinsurance premiums                                                        1,307,442
Deferred policy acquisition costs                                               5,071,258        4,821,228
Land, mineral and water rights and water storage                              125,223,672      123,671,842
Property and equipment, net                                                     1,594,018        1,752,820
Income taxes receivable                                                         4,615,491        3,648,577
Net deferred income taxes                                                       5,413,736        3,087,859
Other assets                                                                   10,679,538        8,048,698
                                                                            -------------    -------------
         Total assets                                                       $ 408,392,955    $ 375,654,012
                                                                            =============    =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses, net of discount                 $ 131,655,953    $ 139,132,875
Unearned premiums                                                              19,218,485       17,204,690
Reinsurance balance payable                                                     8,115,758        7,712,602
Deferred gain on retroactive reinsurance                                        1,236,525        1,236,525
Other liabilities                                                              16,936,658       16,879,994
Bank and other borrowings                                                      15,698,733       15,704,507
Taxes Payable                                                                   2,009,723        4,867,028
Excess of fair value of net assets acquired over purchase price                 3,644,573        3,928,566
                                                                            -------------    -------------
       Total liabilities                                                      198,516,408      206,666,787
                                                                            -------------    -------------
Commitments and Contingencies (Note 4)

Preferred stock, $.01 par value, authorized 2,000,000 shares, none issued
Common stock, $.001 par value; authorized 100,000,000 shares,
     issued 16,784,223 in 2000 and 13,448,533 in 1999                              16,784           13,449
Additional paid-in capital                                                    235,839,422      186,004,827
Retained earnings                                                              62,345,327       66,718,780
Accumulated other comprehensive loss                                          (10,495,351)      (5,920,196)
Treasury stock, at cost (4,394,127 common shares in 2000 and 1999)            (77,829,635)     (77,829,635)
                                                                            -------------    -------------
         Total shareholders' equity                                           209,876,547      168,987,225
                                                                            -------------    -------------
                 Total liabilities and shareholders' equity                 $ 408,392,955    $ 375,654,012
                                                                            =============    =============


The accompanying notes are an integral part of the consolidated financial statements.


                                              PICO HOLDINGS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)



                                                        Three Months Ended June 30,         Six Months Ended June 30,
                                                          2000              1999              2000             1999
                                                      --------------    --------------    --------------   --------------
Revenues:
     Premium income                                   $   7,677,533     $   8,526,934     $  15,191,689    $  17,081,908
     Net investment income                                2,621,498         1,258,276         4,123,780        3,172,630
     Net realized gain (loss) on investments               (441,221)        3,115,975          (500,350)       2,771,580
     Other income                                         1,792,526         1,626,887         2,930,700        2,011,890
                                                      --------------    --------------    --------------   --------------
             Total revenues                              11,650,336        14,528,072        21,745,819       25,038,008
                                                      --------------    --------------    --------------   --------------

Expenses:
     Loss and loss adjustment expenses                    5,408,515         5,575,576        11,890,700       12,091,602
     Insurance underwriting and other expenses            8,175,397         6,966,283        16,679,405       13,464,747
                                                      --------------    --------------    --------------   --------------
             Total expenses                              13,583,912        12,541,859        28,570,105       25,556,349
                                                      --------------    --------------    --------------   --------------

     Equity in losses of unconsolidated affiliates         (349,728)         (444,285)         (878,232)        (805,577)
                                                      --------------    --------------    --------------   --------------
Income (loss) from continuing operations before
  income taxes and minority interest                     (2,283,304)        1,541,928        (7,702,518)      (1,323,918)
     Benefit for federal, foreign and state
       income taxes                                      (2,021,449)       (5,863,807)       (2,814,140)      (6,340,929)
                                                      --------------    --------------    --------------   --------------

Income (loss) from continuing operations before
  minority interest                                        (261,855)        7,405,735        (4,888,378)       5,017,011
      Minority interest in loss of subsidiaries             212,912                             514,925
                                                      --------------    --------------    --------------   --------------
          Income (loss) before extraordinary gain           (48,943)        7,405,735        (4,373,453)       5,017,011
Extraordinary gain, net of income tax expense
  of $227,821                                                                 442,240                            442,240
                                                      --------------    --------------    --------------   --------------
 Net income (loss)                                    $     (48,943)    $   7,847,975     $  (4,373,453)   $   5,459,251
                                                      ==============    ==============    ==============   ==============

Net income (loss) per common share - basic:
      Continuing operations                           $        0.00     $        0.83     $       (0.41)   $        0.56
      Extraordinary gain                                                         0.05                               0.05
                                                      --------------    --------------    --------------   --------------
             Net income (loss) per common share       $        0.00     $        0.88     $       (0.41)   $        0.61
                                                      --------------    --------------    --------------   --------------
             Weighted average shares outstanding         12,390,070         8,938,693        10,795,498        8,942,550
                                                      ==============    ==============    ==============   ==============

Net income (loss) per common share - basic:
      Continuing operations                           $        0.00     $        0.78     $       (0.41)   $        0.52
      Extraordinary gain                                                         0.05                               0.05
                                                      --------------    --------------    --------------   --------------
             Net income (loss) per common share       $        0.00     $        0.83     $       (0.41)   $        0.57
                                                      --------------    --------------    --------------   --------------
             Weighted average shares outstanding         12,390,070         9,458,320        10,795,498        9,564,012
                                                      ==============    ==============    ==============   ==============




The accompanying notes are an integral part of the consolidated financial statements.


                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Six Months Ended June 30,
                                                            2000             1999
                                                       --------------  --------------
OPERATING ACTIVITIES
    Net cash used in operating activities              $ (4,896,390)   $(16,776,599)
                                                       -------------   -------------

INVESTING ACTIVITIES:
  Purchases of investments                              (28,030,639)    (22,159,500)
  Proceeds from sale of investments                       7,476,923      10,317,103
  Proceeds from maturity of investments                   3,500,000       2,065,669
  Other investing activities, net                        (2,224,544)      1,200,977
                                                       -------------   -------------
    Net cash used in investing activities               (19,278,260)     (8,575,751)
                                                       -------------   -------------

FINANCING ACTIVITIES:
  Proceeds from rights offering, net of costs of
    $197,000                                           $ 49,842,072
  Proceeds from borrowings                                   85,097       6,704,451
  Repayments of debt                                        (90,871)
  Proceeds from the exercise of warrants                                  2,850,359
  Purchase of treasury stock                                               (291,593)
                                                       -------------   -------------
    Net cash provided by financing activities            49,836,298       9,263,217
                                                       -------------   -------------

Effect of exchange rate changes on cash                    (316,599)         72,557
                                                       -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     25,345,049     (16,016,576)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           36,738,373      71,654,196
                                                       -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 62,083,422    $ 55,637,620
                                                       =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest:                         $    302,000    $    241,000
                                                       =============   =============

Non-Cash Investing and Financing Activities:
  Borrowings settled in exchage for land deed                          $  5,000,000
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

          In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of June 30, 2000 and December 31, 1999 and the results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999 have been included and are only of a normal recurring nature. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

          These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and the Results of Operations and Risks and Uncertainties contained in the Company's Annual Reports on Form 10-K for the year ended December 31, 1999 as filed with the SEC.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, deferred policy acquisition costs, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 2000 and December 31, 1999, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

2.   EARNINGS (LOSS) PER SHARE

          The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings or loss per share is based on the actual weighted average common shares outstanding during the period. Diluted earnings or loss per share is similar to basic earnings per share, except the weighted shares outstanding includes the dilutive effect of the Company's stock options and warrants. Such securities are dilutive if the strike price is less than the average market price of the Company's stock during the period or if the Company is in a loss position. For the three and six months ended June 30, 2000 and June 30, 1999, approximately 1 million options were excluded from the computation. The following is a reconciliation of basic and diluted earnings per share:


                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                       2000              1999              2000              1999
                                                   --------------    --------------    --------------    --------------
Net income (loss)                                  $     (48,943)    $   7,847,975     $  (4,373,453)    $   5,459,251
                                                   ==============    ==============    ==============    ==============
Basic earnings (loss) per share                    $       (0.00)    $        0.88     $       (0.41)    $        0.61
                                                   ==============    ==============    ==============    ==============
Basic weighted average common shares outstanding      12,390,070         8,938,693        10,795,498         8,942,550
Options                                                                    519,627                             621,462
                                                   --------------    --------------    --------------    --------------
Diluted weighted average common and
        common equivalent shares outstanding          12,390,070         9,458,320        10,795,498         9,564,012
                                                   ==============    ==============    ==============    ==============
Diluted earnings (loss) per share                  $       (0.00)    $       0.83      $      (0.41)     $        0.57
                                                   ==============    ==============    ==============    ==============

          On June 30, 1999, 119,763 common stock warrants were exercised at $23.80 per share for a total of $2.9 million. The remaining warrants expired on June 30, 1999.

3.   COMPREHENSIVE INCOME (LOSS)

          The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

          The components of comprehensive income (loss) are as follows:


                                                     Three months ended June 30,       Six months ended June 30,
                                                        2000             1999            2000             1999
                                                   -------------   --------------   -------------     ------------
Comprehensive income (loss):
  Net income (loss)                                $     (48,943)  $    7,847,975   $  (4,373,453)    $  5,459,251
  Net change in unrealized appreciation
     on av(depreciation) on available
     for sale investment                              (5,864,565)     (10,657,503)     (3,279,637)       9,718,599
  Net change in foreign currency translation            (615,967)        (442,243)     (1,295,518)       1,550,089
                                                   -------------   --------------   -------------     ------------
Total comprehensive income (loss)                  $  (6,529,475)  $   (3,251,771)  $  (8,948,608)    $ 16,727,939
                                                   =============   ==============   =============     ============


          Total comprehensive income (loss) is net of deferred income tax liability of $3 million and $1.7 million for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, total comprehensive income (loss) is net of a deferred income tax asset of $5.5 million and a $5 million deferred income tax liability, respectively.

          The components of accumulated comprehensive loss are as follows:


                                                               June 30,           December 31,
                                                                 2000                 1999
                                                           -----------------    -----------------
Unrealized appreciation on
 on available for sale investments                         $     (2,452,881)    $        826,756
Foreign currency translation                                     (8,042,470)          (6,746,952)
                                                           -----------------    -----------------
Accumulated other comprehensive loss                       $    (10,495,351)    $     (5,920,196)
                                                           =================    =================


          Accumulated other comprehensive loss is net of deferred income tax liability of $998,000 at June 30, 2000 and $658,000 at December 31, 1999.

4.   COMMITMENTS AND CONTINGENCIES

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

          The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, the results of operations or cash flows of the Company.

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

          In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which summarizes the SEC's interpretation of applying generally accepted accounting principals to revenue recognition in the financial statements. SAB No. 101 was subsequently amended in June 2000 and becomes effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Based on the Company's current revenue recognition policies, PICO does not expect the adoption of SAB No. 101, as amended, to have a material impact on PICO's consolidated financial position or the results of operations.

7.   SEGMENT REPORTING

          The Company is a diversified holding company engaged in five major operating segments: Land, Mineral and Related Rights; Water Rights and Water Storage; Property and Casualty Insurance Operations; Medical Professional Liability ("MPL") Insurance Operations and Long-Term Holdings.

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

          The following is a detail of revenues by segment:


                                                               Three Months Ended June 30,         Six Months Ended June 30,
                                                                  2000              1999             2000             1999
                                                              ------------      ------------     -------------   ------------
        Land, Mineral and Related Water Rights                $    573,503      $    708,620      $  1,243,405   $    902,284
        Water Rights and Water Storage                             372,029           167,321           617,444        339,500
        Property and Casualty Insurance                          9,384,467         9,917,556        18,449,422     19,665,479
        Medical Professional Liability Insurance                   498,327           634,485         1,011,348      1,182,565
        Long-Term Holdings                                         822,010         3,100,090           424,200      2,948,180
                                                              ------------      ------------     -------------   ------------
                 Total Revenues-Continuing Operations         $ 11,650,336      $ 14,528,072      $ 21,745,819   $ 25,038,008
                                                              ============      ============      ============   ============

          The following is a detail of segment profit or loss before income taxes and minority interest:


                                                              Three Months Ended June 30,           Six Months Ended June 30,
                                                                 2000              1999               2000             1999
                                                            -----------------   ---------------  ---------------   ----------------
        Land, Mineral and Related Water Rights              $  (123,881)       $  220,236        $    44,001       $    151,366
        Water Rights and Water Storage                         (976,733)         (830,428)        (1,788,785)        (1,315,590)
        Property and Casualty Insurance                         843,427         1,111,293            534,619          1,346,001
        Medical Professional Liability Insurance               (258,743)         (208,350)          (539,881)          (693,986)
        Long-Term Holdings                                   (1,767,374)        1,249,177         (5,952,472)          (811,709)
                                                            ------------       -----------       ------------      -------------
          Income (Loss) Before Taxes and Minority
            Interest                                       $ (2,283,304)       $1,541,928        $ (7,702,518)     $ (1,323,918)
                                                            =================   =========        =============     =============


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. THESE INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE COMPANY'S INVESTMENT PHILOSOPHY, PLANS FOR EXPANSION, BUSINESS EXPECTATIONS, AND REGULATORY FACTORS. THESE STATEMENTS REFLECT OUR CURRENT VIEWS ABOUT FUTURE EVENTS THAT COULD AFFECT OUR FINANCIAL PERFORMANCE. YOU SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES (INCLUDING THOSE LISTED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-Q) THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS OR FROM OUR PAST RESULTS.

RESULTS OF OPERATIONS -- THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

INTRODUCTION

     PICO Holdings, Inc. is a diversified holding company. We acquire interests in companies which our management believes:
-    are undervalued at the time we buy them; and
- have the potential to provide a superior rate of return over time, after considering the risk involved.

     Our over-riding objective is to generate superior long-term growth in shareholders' equity, as measured by book value per share. To accomplish this, we are seeking to build a profitable operating base with our land, water, and insurance subsidiaries, and over time to realize gains from our portfolio of long-term investment holdings. In the long run, we expect that most of the growth in shareholders' equity will come from realized gains on the sale of assets, rather than operating earnings. Accordingly, when analyzing our performance, PICO's management places more weight on increased asset values than on reported earnings.

     Currently our major assets and activities are:
- owning and developing land, mineral rights, and water rights through Nevada Land & Resource Company, LLC, which owns approximately 1,284,709 acres of land in northern Nevada;
- owning and developing water rights and water storage operations through Vidler Water Company, Inc.;
- property and casualty insurance through our California-based subsidiaries Sequoia Insurance Company and Citation Insurance Company;
- "running off" the loss reserves of our Ohio-based medical professional liability insurance companies, Physicians Insurance Company of Ohio and The Professionals Insurance Company; and
-    making long-term value-based investments in other public companies.

SUMMARY

     PICO reported a net loss of $49,000, or $0.00 per basic and diluted share, for the second quarter ended June 30, 2000. In the second quarter of 1999, PICO earned net income of $7.4 million, or $0.83 per basic and $0.78 per diluted share, before an extraordinary gain of $442,000 after tax, or $0.05 per basic and diluted share.

     For the six month period ended June 30, 2000, PICO reported a net loss of $4.4 million, or $0.41 per basic and diluted share. In the first half of 1999, PICO earned net income of $5.5 million, or $0.56 per basic and $0.52 per diluted share, before an extraordinary gain of $442,000 after tax, or $0.05 per basic and diluted share.

     At June 30, 2000, PICO had shareholders' equity of $209.9 million ($16.94 per share), compared to $216.4 million ($17.47 per share) at March 31, 2000, and $169 million ($18.66 per share) at December 31, 1999.

     The second quarter's $6.5 million comprehensive loss (see Note 3, "Comprehensive Income (Loss)") reduced shareholders' equity by the same amount. This was comprised of a $5.9 million reduction in unrealized appreciation in investments, the $49,000 quarterly net loss, and negative currency translation of $616,000 as the currencies of foreign countries where we have investments declined relative to the US dollar. In the second quarter of 1999, PICO recorded a comprehensive loss of $3.3 million, consisting of $7.8 million in net income, which was more than offset by $10.7 million of net unrealized depreciation in securities, and negative foreign currency translation of $442,000.

     During the first half, shareholders' equity increased by $40.9 million. The rights offering, which raised $49.8 million in new capital after expenses and led to the increase in equity, was partly offset by a comprehensive loss of $8.9 million. This was comprised of the $4.4 million first half net loss, a $3.3 million reduction in unrealized appreciation in investments, and $1.3 million in negative currency translation.

     Second quarter 2000 revenues were $11.7 million, compared to $14.5 million during the second quarter of 1999. The decrease primarily resulted from an $849,000 decline in earned property and casualty insurance premiums, and realized losses of $441,000 in 2000, compared to realized gains of $3.1 million in 1999.

     First half 2000 revenues were $21.7 million, compared to $25 million during the first half of 1999. The decrease primarily resulted from a $1.9 million decline in earned property and casualty insurance premiums, and realized losses of $500,000 in 2000, compared to realized gains of $2.8 million in 1999.

     The net loss for the second quarter of 2000 consisted of a $2.3 million loss before income taxes and minority interest, which was partially offset by $2 million in income tax benefits, and adding back $213,000 to reflect the interest of the minority shareholders in SISCOM and Conex in the losses of these companies. In the second quarter of 1999, PICO earned $1.5 million income before taxes and minority interest, and recognized $5.9 million in income tax benefits related to a change in tax law regarding the net operating loss carry-forwards of acquired companies.

     The net loss for the first half of 2000 was comprised of a $7.7 million loss before income taxes and minority interest, partially offset by income tax benefits of $2.8 million and the add-back of $515,000 of minority interest in the losses of SISCOM and Conex. In the first half of 1999, a $1.3 million loss before income taxes and minority interest was more than offset by $6.3 million of income tax benefits and a $442,000 after-tax extraordinary gain.

     Segment revenues and income (loss) before taxes and minority interest for the second quarter and the first half of 2000 and 1999 were:


                                                         THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------------- --------------------------------------
                                                                 2000                1999                    2000           1999
                                                    ------------------ ------------------- ----------------------- --------------
REVENUES:
Land, Minerals & Related Water Rights                      $  574,000          $  709,000              $1,243,000      $ 902,000
Water Rights & Water Storage Assets                           372,000             167,000                 617,000        340,000
Property & Casualty Insurance                               9,384,000           9,918,000              18,449,000     19,665,000
Medical Professional Liability Insurance                      498,000             634,000               1,011,000      1,183,000
Long-Term Holdings                                            822,000           3,100,000                 424,000      2,948,000
                                                    ------------------ ------------------- ----------------------- --------------
Total Revenues                                            $11,650,000         $14,528,000             $21,746,000    $25,038,000
                                                    ================== =================== ======================= ==============

INCOME (LOSS) BEFORE TAXES & MINORITY INTERESTS:
Land, Minerals & Related Water Rights                     $ (124,000)          $ 220,000               $  44,000      $ 151,000
Water Rights & Water Storage Assets                         (977,000)           (830,000)             (1,789,000)    (1,316,000)
Property & Casualty Insurance                                843,000           1,111,000                 535,000      1,346,000
Medical Professional Liability Insurance                    (259,000)           (208,000)               (540,000)      (694,000)
Long-Term Holdings                                        (1,767,000)           1,249,000             (5,953,000)      (812,000)
                                                    ------------------ ------------------- ----------------------- --------------
INCOME (LOSS) BEFORE TAXES & MINORITY INTERESTS          $(2,283,000)         $ 1,542,000            $(7,703,000)   $(1,324,000)
                                                    ================== =================== ======================= ==============

     Detailed information on the performance and outlook for each segment is contained later in this report; however, the major factors affecting PICO's second quarter and first half results were:

LAND, MINERALS & RELATED WATER RIGHTS

     Second quarter revenues were $135,000 lower than the previous year at Nevada Land, because revenues in the 1999 quarter included a $181,000 item related to geothermal assets which Nevada Land exchanged in 1999. Other revenues were little changed.

     Due to the absence of the gain related to the geothermal item, and to higher legal and professional fees resulting from initiatives to increase utilization of our land assets, Nevada Land incurred a loss of $124,000 for the second quarter of 2000, compared to income of $220,000 in the 1999 quarter.

     First half revenues were $341,000 higher than in the previous year. The effect of $414,000 higher land sales was partly offset by the inclusion in 1999 revenues of the $192,000 item related to the geothermal assets which were exchanged last year. First half income declined from $151,000 in 1999 to $44,000 this year due to the absence of the geothermal item and higher legal and professional fees in 2000.

WATER RIGHTS & WATER STORAGE ASSETS

     In the second quarter of 2000, Vidler reported $205,000 higher revenues than in the previous year. At this stage, income from leasing agricultural land provides most of Vidler's revenues. The level of agricultural lease revenue is higher in 2000 due to the increase in Vidler's land holdings resulting from the program of purchasing farms in Arizona's Harquahala Valley during 1999.

     The second quarter pre-tax loss increased by $147,000 to $977,000 due to higher operations and maintenance expenses resulting from the expansion of Vidler's asset base during 1999.

     During the first half of 2000, an increase in agricultural lease income resulted $277,000 higher revenues, and higher operations and maintenance expense led to a $473,000 greater pre-tax loss of $1.8 million.

PROPERTY & CASUALTY INSURANCE

     Second quarter segment revenues were $534,000 lower than in 1999, due to a $849,000 decline in earned premiums. The segment profit of $843,000 represented a $268,000 decline from last year due to higher loss and underwriting expense ratios.

     For the first half, property & casualty insurance revenues declined by $1.2 million due to $1.9 million lower earned premiums. The segment profit fell $811,000 to $535,000 due to higher loss and underwriting expense ratios. The second quarter earnings of both Sequoia and Citation declined slightly from last year, and Sequoia incurred a loss in the first quarter of 2000, as opposed to a profit the year before. Sequoia's first quarter loss was principally due to a large number of weather-related property damage claims during the peak claims winter months. Sequoia's first quarter loss was more than recouped in the second quarter.

MEDICAL PROFESSIONAL LIABILITY INSURANCE

     As expected during the "run off" of loss reserves in this segment, lower investment balances led to a 21.5% decline in investment income and total revenues to $498,000 in the second quarter, and a 14.5% decline to $1 million in the first half. The pre-tax loss increased by $51,000 to $259,000 in the quarter, and narrowed by $154,000 to $540,000 in the half.

LONG-TERM HOLDINGS

     This segment is comprised of investments where we own less than 50% of the company, and our smaller subsidiaries. Our largest long-term holdings are HyperFeed Technologies, Inc., Jungfraubahn Holding A.G., and Australian Oil & Gas Corporation Limited.

     The segment reported revenues of $822,000 and $3.1 million in the second quarter of 2000 and 1999, and revenues of $424,000 and $2.9 million in the first half of 2000 and 1999, respectively. The principal reason for the revenue decline is that the 1999 periods included realized gains of $3.1 million for the quarter and $3 million for the half, compared to realized losses of $562,000 and $573,000 in the quarter and the half this year.

     The second quarter segment result moved from a $1.2 million profit in 1999 to a $1.8 million loss in 2000. A realized loss of $562,000 was recorded in the first half of 2000, compared to realized gains of $3.1 million in 1999. Segment results in 2000 were also impacted by higher operating losses and goodwill amortization related to PICO's investments in Conex Continental, Inc. and SISCOM, Inc. totaling $369,000 during the second quarter, and $1.3 million in the first half.

     The segment result does not reflect the difference between the carrying value and the potential market value of our largest long-term investments. This is detailed later in this report.


LAND, MINERALS AND RELATED WATER RIGHTS
---------------------------------------

                                               NEVADA LAND & RESOURCE COMPANY, LLC
                                               -----------------------------------

                                                                THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                             ----------------------------------- ---------------------------------
                                                                      2000             1999             2000             1999
                                                             ------------------ ---------------- ---------------- ----------------
REVENUES:
--------
Sale of Land                                                      $   402,000        $ 412,000       $  825,000        $ 411,000
Lease and Other Income                                                172,000          297,000          418,000          491,000
                                                             ------------------ ---------------- ---------------- ----------------
Segment Total Revenues                                            $   574,000        $ 709,000       $1,243,000        $ 902,000
                                                             ================== ================ ================ ================

                                                             ------------------ ---------------- ---------------- ----------------
INCOME (LOSS) BEFORE TAX                                          $  (124,000)       $ 220,000       $   44,000        $ 151,000
------------------------                                     ================== ================ ================ ================


     Nevada Land & Resource Company, LLC owns approximately 1,284,709 acres of deeded land in northern Nevada, and the mineral rights and water rights specifically related to that property.

     Nevada Land recognizes revenue and the resulting gain or loss from land sales when the transactions close. On closing, the sale proceeds are recorded as revenue and a gain or loss is recognized depending on the cost basis of the land which was sold. Therefore, because the date of closing determines the accounting period in which the sales revenue and gain are recorded, Nevada Land's reported revenues and income can fluctuate from quarter to quarter depending on the closing of specific transactions.

     In the second quarter of 2000, Nevada Land closed the sale of 4,340 acres of land at an average price of $92.69 per acre. During the first half, the sale of 7,824 acres of land closed at an average price of $105.51 per acre. These sales prices compare to the average cost of $34.92 per acre for the land component when PICO acquired Nevada Land.

     Nevada Land generated total revenues of $574,000 in the second quarter of 2000, made up of $402,000 in proceeds from the sale of land and $172,000 of recurring operating revenues. Due to higher legal fees and other professional fees related to initiatives to increase utilization of our lands, Nevada Land incurred a second quarter loss of $124,000 this year.

     In the second quarter of 1999, revenues were $709,000, comprised of $412,000 of land sales proceeds and $297,000 of other income, which included a $181,000 item related to the geothermal assets which Nevada Land exchanged in 1999. Segment income for the quarter was $220,000. The primary causes of the year over year decline in segment income were the benefit to 1999 income from the item related to our former geothermal assets, and the higher legal and professional fees in 2000.

     For the first half of 2000, Nevada Land reported total revenues of $1.2 million, comprised of $825,000 in land sales proceeds and $418,000 in recurring operating revenues. Segment income was $44,000. In the first half of 1999, Nevada Land generated revenues of $902,000, comprised of $411,000 in land sales proceeds and other income of $491,000, including a $192,000 item related to the former geothermal assets. Segment income for the first half of 1999 was $151,000.

     Nevada Land is hopeful of achieving its goal of exceeding 1999's $5.8 million in land sales this year. A transaction to sell 5,000 acres for $1.5 million, an average price of $300 per acre, entered escrow during the second quarter, and is expected to close before the end of the year. A number of smaller land sales also went into escrow during the quarter.

     Progress is continuing on a number of possible sale and exchange transactions involving significantly larger parcels of land.

     Nevada Land has applied for additional water rights for the beneficial use of irrigating arable land. Where applications are successful, the value and marketability of the associated land will increase. During the first quarter of 2000, Nevada Land submitted applications for 20,480 acre-feet of water to irrigate 5,120 acres of land. No applications were filed in the second quarter; however, we expect to file applications for a further 30,720 acre-feet of water rights to irrigate 7,680 acres of land before the end of 2000.

WATER RIGHTS AND WATER STORAGE ASSETS
-------------------------------------


                                  VIDLER WATER COMPANY, INC.
                                  --------------------------

                                            THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                         ----------------------------------   ----------------------------------
                                                2000               1999              2000             1999
                                         --------------- ------------------   ----------------- ----------------
REVENUES:
--------
Agricultural lease revenues                 $  293,000         $   99,000     $     512,000      $    212,000
Water service revenues                          61,000             67,000            87,000           125,000
Other                                           18,000              1,000            18,000             3,000
                                         --------------- ------------------   -----------------  ----------------
Segment Total Revenues                      $  372,000         $  167,000     $     617,000      $    340,000
                                         =============== ==================   =================  ================

EXPENSES:
--------
Depreciation and amortization                 (208,000)          (210,000)         (416,000)         (409,000)
Interest                                      (203,000)          (373,000)         (404,000)         (385,000)
Operations and maintenance                    (869,000)          (414,000)       (1,482,000)         (862,000)
Other                                         ( 69,000)                            (104,000)
                                         --------------- ------------------   -----------------  ----------------
                                          $ (1,349,000)        $ (997,000)     $ (2,406,000)     $ (1,656,000)

                                         --------------- ------------------   -----------------  ----------------
LOSS BEFORE TAX                           $   (977,000)        $ (830,000)     $ (1,789,000)     $ (1,316,000)
---------------                          =============== ==================   =================  ================

     This segment is comprised of two distinct but inter-related activities: the ownership and development of water rights in Nevada, Arizona, and Colorado; and our interests in water storage facilities in Arizona and California.

     When we entered the water business, most of the assets which we acquired were not ready for immediate commercial use. There has been a considerable lead-time in developing and commercializing these assets to the point of cash flow generation. While we believe that significant value has been created from these efforts, this is not reflected in our financial statements because most of the Company's significant assets are not yet generating cash flow. Our current priority is to develop that cash flow. In the meantime, the segment is incurring costs associated with the development of assets and expansion of the water rights portfolio, which will not result in cash flow and earnings until future years.

     In the second quarter of 2000, Vidler generated total revenues of $372,000, which include $293,000 from leasing agricultural land and $61,000 from leasing some of the Company's Colorado water assets. In the second quarter of 1999, total revenues of $167,000 included $99,000 of agricultural lease income and $67,000 of income from water assets. The growth in income from leasing agricultural land reflected larger land holdings as a result of Vidler's purchase of farms in the Harquahala Valley during 1999.

     Compared to the second quarter of 1999, revenues rose by $205,000, but expenses increased by $352,000, resulting in a segment pre-tax loss of $977,000. The pre-tax loss for the second quarter of 1999 was $830,000. The main factor in the increased segment loss was $455,000 higher operations and maintenance expense resulting from the expansion of Vidler's asset base during 1999.

     For the first half, Vidler generated segment revenues of $617,000, including $512,000 from leasing agricultural land and $87,000 from leasing some of the Company's Colorado water assets. The pre-tax loss for the first half of 2000 was $1.8 million. In the first half of 1999, Vidler generated total revenues of $340,000, including $212,000 from leasing agricultural land and $125,000 from leasing water assets in Colorado, and the pre-tax loss was $1.3 million. Although revenues increased $278,000 year over year, expenses rose $751,000, resulting in a $473,000 larger segment loss. The principal factor leading to the increased segment loss was $621,000 higher operations and maintenance expenses.

     The Colorado water assets which generated the $61,000 of income for the quarter are leased in perpetuity. The lease payments are indexed for inflation, subject to a 3% minimum annual increase. Once a water right has been leased in perpetuity, it cannot be leased again unless the lease is canceled (if, in fact, the contract allows for cancellation). Consequently, revenue growth beyond the limits of the CPI escalators on the Colorado leases will have to come from income from other leases, the commercial development of other existing assets, and the acquisition of additional water rights and water-related assets for subsequent lease or sale. If water rights are sold, that reduces the future revenue stream until the asset can be replaced.

     Our 1999 Form 10-K contains a detailed description of our water rights and water storage assets, and our first quarter 2000 Form 10-Q describes any significant developments affecting these assets which occurred during the first quarter. The following section updates this information where necessary, and outlines new developments during the second quarter and the month of July:

WATER RIGHTS
------------

SANDY, NEVADA

     Vidler has commenced a drilling program to support its application for approximately 2,000 acre-feet of water rights near Sandy, Nevada. Subject to the water rights being permitted, which could happen before the end of 2000, preliminary agreement has been reached to supply the underlying water to support additional growth at Primm, Nevada, a town in the fast-growing Interstate 15 corridor.

HARQUAHALA VALLEY WATER RIGHTS

     Vidler controls approximately 55,913 acre-feet of transferable ground water in the Harquahala Valley, which is located approximately 75 miles northwest of metropolitan Phoenix, Arizona.

     Under state legislation, the Central Arizona Canal Project is committed to convey up to 20,000 acre-feet of Harquahala ground water to cities and communities in Arizona as an assured municipal water supply. Vidler is able to supply this water and is meeting with communities and developers in the Phoenix metropolitan area, some of whom need to secure further water supply to support expected growth. Vidler expects to enter the first such agreement within the next 12 months.

     There are also potential sources of demand for water within the Harquahala Valley itself. Vidler has granted an electricity-generating company a 24-month option to purchase 1,700 acres of land and the associated 5,100 acre-feet of water rights for $7.1 million. There will be a lengthy permitting and approval process before the electricity-generating company decides whether to proceed with the project and exercise its option. The purchase price represents $4,200 per acre of land, or $1,400 per acre-foot of water.

LINCOLN COUNTY PUBLIC/PRIVATE JOINT VENTURE ("THE MESQUITE PROJECT")

     The joint venture has begun a drilling program to support its applications for more than 100,000 acre-feet of water rights in Lincoln County, Nevada. The joint venture intends to supply water to rapidly growing communities in southern Nevada. In addition to the previously announced agreement to supply developers near Mesquite with 17,000 acre-feet of water, tentative agreement has been reached to supply an electricity-generating company with a minimum of 6,700 acre-feet of water, and a maximum of 9,000 acre-feet of water, at $3,300 per acre-foot. The sale of the water is subject to the electricity-generating company obtaining permitting for a new power plant, and then financing, which could take 2 to 3 years.

     We are pursuing similar joint ventures with other Nevada counties.

ADDITIONAL RANCH PROPERTIES IN NEVADA

     In July, after the end of the second quarter, Vidler invested more than $10 million in two water-righted ranch properties in northern Nevada:

- we purchased a 51% interest in Fish Springs Ranch, LLC and a 50% interest in Vidler Brown, LLC. These partnerships own the 8,600 acre Fish Springs Ranch and more than 8,000 acre-feet of permitted, transferable water rights. Fish Springs Ranch is located in Honey Lake Valley in Washoe County, 40 miles north of Reno, Nevada.

     Fish Springs can supply 8,000 acre-feet of water to customers in Nevada's north valleys where water is in strong demand and there are few alternative sources of supply. Vidler is already negotiating with potential customers, including an industrial user and developers in Washoe County. An additional source of demand could come from Lemmon Valley, a north valley which is over-pumping its aquifer by around 3,865 acre-feet per year; and

- we purchased Robison Ranch, which is located in White Pine County, approximately 40 miles west of Ely, Nevada. The property is now known as Spring Valley Ranches. The assets acquired consist of approximately 9,800 acres of deeded land, 500,000 acres of Forest Service and BLM allotment land, and more than 20,000 acre-feet of certificated and permitted water rights.

     We believe that the land has significant environmental value to federal agencies, making it potentially suitable for a land exchange transaction.

     It is anticipated that the long-term end-users of water from White Pine County, and the other northern counties of Nevada, will be located in Southern Nevada, particularly in Clark County, which includes the City of Las Vegas and surrounding municipalities.

     These investments were made as part of Vidler's strategy of increasing its ownership of water rights in Nevada, which has been the fastest-growing state in the nation for more than 5 years. It has been publicly-stated that the northern counties are the only practical source of water to support the continued growth of Southern Nevada. We are considering further property purchases and joint venture opportunities to increase the quantity of water which we control in northern Nevada.

WATER STORAGE OPERATIONS
------------------------

VIDLER ARIZONA RECHARGE FACILITY

     Vidler expects to receive the necessary permits to operate a full-scale recharge facility at its water storage site in the Harquahala Valley before the end of the third quarter. Vidler estimates that the full-scale facility will have more than 1 million acre-feet of storage capacity. When complete, Vidler will be able to provide storage to effect both intrastate and interstate transfers of water at this facility.

     Construction has started on some of the improvements required to recharge and store water on a commercial scale in anticipation of the permits being issued. Construction is currently 80% complete. Vidler expects construction to be completed by the end of September, at a cost of less than $9 million.

     The Arizona Water Banking Authority has directed its staff to begin negotiations to utilize the Vidler Arizona Recharge Facility to "bank," or store, Arizona water supplies. We expect to enter agreements to store water later in 2000 or in 2001, and to begin recharging water and generating cash flow from the facility in 2001.

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

OTHER PROJECTS
--------------

- Vidler is evaluating the purchase of further water-righted properties in Arizona and Nevada;
-    Vidler is continuing to file applications for additional water rights; and
- Vidler continues to be approached by parties who are interested in obtaining a water supply, or discussing joint ventures to commercially develop water assets and/or develop water storage facilities. We believe that Vidler has become the leading private water rights aggregator in Arizona and Nevada, and the leading private owner-operator of water storage in Arizona and California. Our presence in these markets has consolidated our expertise and reputation for providing solutions to both end-users who require water and to parties who are otherwise unable to commercialize water assets.

PROPERTY AND CASUALTY INSURANCE
-------------------------------


                                    THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                  ------------------------------  ----------------------------------
                                       2000             1999            2000            1999
                                  -------------   -------------   -------------    -----------------
REVENUES:
--------
Sequoia - Earned Premiums         $  7,504,000    $  4,263,000    $ 14,834,000    $  8,541,000
Citation - Earned Premiums             173,000       4,263,000         358,000       8,541,000
Investment Income                    1,248,000       1,206,000       2,476,000       2,424,000
Realized Investment Gain (Loss)         73,000          73,000        (185,000)
Other                                  385,000         186,000         708,000         344,000
                                  ------------    ------------    ------------    -------------
Segment Total Revenues            $  9,384,000    $  9,918,000    $ 18,449,000    $ 19,665,000
                                  ============    ============    ============    =============

EXPENSES:
--------
Loss & Loss Adjustment Expense      (4,950,000)     (5,576,000)    (10,974,000)    (12,092,000)
Underwriting Expenses               (3,591,000)     (3,231,000)     (6,940,000)     (6,227,000)
                                  -------------   -------------   -------------   -------------
                                  $ (8,541,000)   $ (8,807,000)   $(17,914,000)   $(18,319,000)

INCOME BEFORE TAXES:
-------------------
Sequoia Insurance Company         $    418,000    $    625,000    $     69,000    $    728,000
Citation Insurance Company             425,000         486,000         466,000         618,000
                                  -------------   -------------   -------------   -------------
SEGMENT INCOME BEFORE TAXES       $    843,000    $  1,111,000    $    535,000    $  1,346,000
---------------------------       =============   =============   =============   =============


     The Property & Casualty segment is comprised of our California-based subsidiaries Sequoia Insurance Company and Citation Insurance Company. In the second quarter of 2000, total revenues of $9.4 million included earned premiums of $7.7 million, $1.2 million in investment income, and $73,000 in realized gains from the sale of portfolio investments. In the second quarter of 1999, segment total revenues were $9.9 million, including earned premiums of $8.5 million, and investment income of $1.2 million. Both companies were profitable in the second quarter of each year, generating segment income before taxes of $843,000 in 2000 and $1.1 million in 1999.

     In the first half of 2000, segment revenues of $18.4 million included $15.2 million in earned premiums, $2.5 million in investment income, and realized gains of $73,000, compared to segment revenues of $19.7 million, earned premiums of $17.1 million, investment income of $2.4 million, and a realized loss of $185,000 in the first half of 1999. First-half segment income before taxes was $535,000 in 2000, versus $1.3 million in 1999.

     In May 2000, Sequoia acquired Personal Express Insurance Services, Inc. for approximately $3 million. Personal Express had few tangible assets, so most of the purchase price has been recorded as goodwill, an intangible asset which is being charged off on a straight-line basis over 10 years. Other than in the first year and the final year (when the amount is pro rated), a constant amount of approximately $298,000 will be charged off as goodwill amortization expense each year. This quarter $50,000 of Personal Express goodwill was amortized.

     Personal Express markets personal insurance products to customers in Bakersfield and Fresno, California. This acquisition is expected to generate approximately $7.5 million of additional annual premiums for Sequoia. Historically this block of business has produced an underwriting profit (i.e., a combined ratio below 100%). Sequoia is considering opening additional offices in central and northern California to test the expansion potential of the Personal Express business model, which is to write insurance direct with the customer while providing local service for underwriting and claims.

     In 1998 and 1999 Sequoia and Citation "pooled", or shared, most premiums and expenses. From January 1, 2000, the pooling arrangement was terminated. Sequoia now writes all business in the states of California and Nevada, and Citation only writes renewal business in Arizona. Due to the termination of the pooling arrangement, and the fact that all business in California and Nevada had been transitioned to Sequoia in recent years, in the second quarter of 2000 Sequoia earned $7.5 million in premiums, compared to just $173,000 for Citation.

     The individual results of Sequoia and Citation are not directly comparable to prior years due to the cancellation of the pooling agreement. Although the effect will be more pronounced in future periods, Sequoia's second quarter results are not directly comparable to prior years due to the Personal Express acquisition.

     When an insurance company writes a policy, the amount of the premium is referred to as "written" premium; however the premium is recognized as revenue, or "earned," over the term of the policy. Therefore, there is a time lag before a change in the volume of "written" premium is reflected in the amount of "earned" premium that an insurance company reports as revenue.

     In the second quarter of 2000, the segment's earned premiums were approximately 10.0% below the second quarter of 1999. In the first half, earned premiums were 11.1% below 1999 levels. Due to the time lag between a policy being written and the premium being earned, the drop in earned premiums reflects the declining volume of business which Sequoia and Citation were writing in 1999. This was due to intense competition, and our strategy of seeking to earn an underwriting profit, rather than accepting marginal business for the sake of additional volume.

     Written premiums began to grow from January 2000. The growth in written premium should lead to growth in earned premium--which is the figure that Sequoia reports as revenue--from the second half of 2000.

     In the first half of 2000, Sequoia wrote a 7.3% higher volume of premium than in the first half of 1999. Written premium grew 2.6% in the first quarter. In the second quarter, written premium increased 11.8%. This included some additional revenues from Personal Express--in mid-May, Sequoia began to write new policies which were generated by the Personal Express Bakersfield office. From July, the amount of written premium being written for Personal Express customers will increase significantly because Sequoia will have the opportunity to renew existing policies for clients of the Bakersfield office as these expire with the former carrier. Due to the fixed nature of some costs, Sequoia's management anticipates that operating expenses will increase at a slower rate than premium volume. This should have the effect of reducing Sequoia's average operating expense per policy, which would reduce the underwriting expense ratio.

     In the second quarter of 2000, Sequoia produced total revenues of $8.3 million, including $7.5 million in earned insurance premiums and $629,000 in investment income. Pre-tax income for the second quarter was $418,000, compared to $625,000 in the second quarter of 1999. For the first half of 2000, Sequoia generated total revenues of $16.4 million, including $14.8 million in earned insurance premiums and $1.1 million in investment income. Sequoia earned $69,000 in the first half, compared to $728,000 in the first half of 1999.

     The principal cause of the $659,000 decrease in first half income was that Sequoia incurred a loss of $349,000 in the first quarter of 2000, as opposed to a profit of $103,000 the year before. Sequoia's first quarter loss was primarily due to the cyclical nature of claims, including the influence of weather. In the second quarter, the loss ratio improved significantly from the first half but remained slightly above Sequoia's long-term average.

     Sequoia's "combined ratio"--a ratio which is commonly used to analyze the performance of insurance companies--calculated on the basis of generally accepted accounting principles was:

SEQUOIA'S GAAP INDUSTRY RATIOS
------------------------------


                                                         THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                          2000                1999                 2000              1999
Loss and Loss Adjustment Expense Ratio                    58.8%               52.3%                67.9%             59.6%
Underwriting Expense Ratio                                47.2%               45.6%                42.1%             44.2%
                                                          -----               -----               ------            ------
Combined Ratio                                           106.0%               97.9%               109.9%            103.8%
                                                         ======               =====               ======            ======


     A combined ratio of less than 100% indicates that the insurance company is making a profit on its base insurance business, prior to investment income, realized investment gains or losses, extraordinary items, taxes, and other non-insurance items. Sequoia manages its business so as to have a combined ratio of less than 100% each year; however, this is not always achieved in every quarter or year.

     During the second quarter, A.M. Best and Company, a leading insurance company rating service, increased its rating for Sequoia from B++ (Very Good) to A- (Excellent). This will allow Sequoia to compete for business in a new market segment - customers who can only purchase insurance from companies with an "A" rating.

     Citation's second-quarter revenues of $1 million include $173,000 of earned premium and $619,000 of investment income. Citation generated a pre-tax profit of $425,000 for the quarter, compared to a pre-tax profit of $487,000 last year. For the half, Citation generated $2.1 million in revenues and a $465,000 pre-tax profit, compared to $618,000 in the first half of 1999.

     Citation's combined ratio (340.1% in the second quarter of 2000, versus 109.5% in 1999) is not meaningful due to the termination of the pooling arrangement which had a number of unusual effects. For example, Citation now has a small amount of earned premium income relative to its underwriting and other expenses, which distorts the combined ratio.

MEDICAL PROFESSIONAL LIABILITY INSURANCE
----------------------------------------


                                     THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                         2000           1999                2000             1999
                                      --------------------------         -------------------------
REVENUES:
--------
Investment Income, Net of Expenses   $   498,000    $   634,000           $ 1,011,000    $ 1,183,000
                                     -----------    -----------           -----------    -----------
Segment Total Revenues               $   498,000    $   634,000           $ 1,011,000    $ 1,183,000
                                     ===========    ===========           ===========    ===========


                                     -----------    -----------           -----------    -----------
LOSS BEFORE TAX                      $  (259,000)   $  (208,000)          $  (540,000)   $  (694,000)
---------------                      ===========    ===========           ===========    ===========


     Physicians Insurance Company of Ohio and The Professionals Insurance Company are in "run off." This means that they are handling claims arising from historical business, but not writing new business. All of the segment's revenues come from investment income. The level of investment assets and loss reserve liabilities in this segment are decreasing as claims are paid and investments are sold when funds are needed to make the payments. Accordingly, it is anticipated that investment income in this segment will decline over time.

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

     In the second quarter of 2000, the segment generated investment income and total revenues of $498,000. After $459,000 of reserve discount accretion and operating expenses of $298,000, the segment produced a pre-tax loss of $259,000. In the second quarter of 1999, investment income and segment revenues were $634,000, and the pre-tax loss was $208,000 after reserve discount accretion expense of $589,000, and other expenses of $255,000.

     For the first half of 2000, investment income and total revenues were $1 million and the pre-tax loss was $540,000 following $917,000 in reserve discount expense and $634,000 in other expenses. The comparable figures for the first half of 1999 were revenues of $1.2 million, a pre-tax loss of $694,000, reserve discount expense of $1.1 million, and other expenses of $794,000.

     No unusual trends in claims emerged during the first half of 2000.

     At June 30, 2000, our medical professional liability loss reserves stood at $49 million, net of reinsurance and reserve discount, compared to $52 million at March 31, 2000, and $59.2 million at December 31, 1999.

MEDICAL PROFESSIONAL LIABILITY INSURANCE - LOSS AND LOSS EXPENSE RESERVES
-------------------------------------------------------------------------


                                                         JUNE 30, 2000          MARCH 31, 2000          DECEMBER 31, 1999
                                                         -------------          --------------          -----------------
                                                         (in millions)           (in millions)             (in millions)
Direct Reserves                                             $ 74.4                  $ 78.0                    $ 94.9
Ceded Reserves                                               (18.8)                  (18.9)                    (27.7)
Discount Of Net Reserves                                      (6.6)                   (7.1)                     (8.0)
                                                            ------                  ------                    ------
Net Medical Professional Liability Reserves                 $ 49.0                  $ 52.0                    $ 59.2
                                                            ======                  ======                    ======

LONG-TERM HOLDINGS
------------------


                                              THREE MONTHS ENDED JUNE  30,                       SIX MONTHS ENDED JUNE  30,
                                           -----------------------------------           --------------------------------------
                                                2000                   1999                  2000                       1999
                                           ------------            -----------           ------------                ----------
REVENUES (CHARGES):
------------------
Realized Investment Losses                 $   (562,000)           $ 3,125,000           $   (573,000)              $2,966,000
Investment Income                               871,000               (851,000)               622,000                 (443,000)
Other Income                                    513,000                826,000                375,000                  425,000
                                           ------------            -----------           ------------               ----------
Segment Total Revenues                     $    822,000            $ 3,100,000           $    424,000               $2,948,000
                                           ------------            -----------           ------------               ----------
INCOME (LOSS) BEFORE TAXES                 $ (1,767,000)           $ 1,249,000           $ (5,953,000)              $ (812,000)
--------------------------
                                           ============            ===========           ============               ==========

     Our largest long-term holdings are HyperFeed Technologies, Inc., Jungfraubahn Holding A.G., and Australian Oil & Gas Corporation Limited. The details of our investment in each company at the end of the quarter were:



JUNE 30, 2000                                           CARRYING VALUE              SHARE EQUIVALENTS         CLOSING PRICE (USD)
--------------------------------                        --------------              -----------------         -------------------
CARRYING VALUE BEFORE TAXES:

Hyperfeed                        Common & preferred      $   2,507,000                    7,156,538                $ 3.625
                                 Warrants                   11,220,000                    4,055,195                Unlisted
                                                         -------------                   ----------
                                 Total                     $13,727,000                   11,211,733

Jungfraubahn                     Common                     17,278,000                      112,672                $153.35
Australian Oil and Gas           Common                      6,388,000                    8,226,044                 $0.78
                                                         -------------
Total carrying value before                              $  37,393,000
  taxes

Deferred taxes                                              (1,768,000)
                                                         -------------
CARRYING VALUE, NET OF TAXES                             $  35,625,000
                                                         =============


     At June 30, 2000, these three long-term holdings had a potential market value (before taxes) of approximately $64.3 million, and a carrying value (before taxes) of $37.4 million. After allowing for taxes on the net unrealized gains, the tax-effected carrying value of the holdings was $35.6 million, or 17.0% of PICO's shareholders' equity.

     Currently, the principal subsidiary companies in this segment are Conex Continental, Inc. and SISCOM, Inc. At June 30, 2000, the carrying value of our investment in Conex and SISCOM, after deducting the interests of their outside shareholders, was approximately $7.1 million, or 3.4% of PICO's shareholders' equity.

     On January 31, 2000, we sold our interest in Summit Global Management, Inc., and its wholly-owned subsidiary Monitor Capital, Inc., for $100,000. Summit Global Management, Inc. had been a subsidiary in this segment until its sale. Summit contributed a pre-tax profit of $57,000 in January, 2000. A $75,000 loss was realized on the sale, which was recognized in the calculation of realized investment losses for the first half.

     Conex and SISCOM both became subsidiaries during 1999; however, neither was consolidated in the first half of 1999. In the first half of 1999 Conex was accounted for under the equity method, so PICO was recording its equity share of Conex's results. SISCOM was carried as an investment, so its results had no effect on PICO's income statement. Now that Conex and SISCOM are consolidated, we are now including all of Conex's and SISCOM's operating results in segment income, and then making adjustments for tax and the interest of the minority shareholders in Conex and SISCOM in the net income or losses of those companies. Compared to last year, our income statement now includes a higher proportion of Conex's operating results, and incorporates operating results from SISCOM which were not included in 1999.

     For the second quarter of 2000, the segment reported revenues of $822,000 and a loss of $1.8 million. The principal factors contributing to the segment loss were $867,000 in operating losses and goodwill amortization related to our investments in HyperFeed, Conex and SISCOM; unallocated overhead of $2 million; and realized losses on the sale of investments of $562,000. When PICO acquired Vidler as part of the merger with Global Equity Corporation, call options had already been granted to certain employees over existing shares in Vidler. The last of these call options were exercised in the second quarter. PICO realized a loss of $526,000 on the sale of the underlying shares in Vidler, which is recognized in this segment. PICO now owns 96.2% of Vidler.

     In the second quarter of 1999, PICO realized $3.1 million in gains from the sale of part of its portfolio of European value stocks. The gain contributed to segment revenues of $3.1 million, and profits of $1.2 million in second quarter 1999.

     For the first half of 2000, the segment generated revenues of $424,000 and a loss of $6 million. The segment loss includes $573,000 in realized investment losses; a total of $2.2 million in operating losses and goodwill amortization related to our investments in HyperFeed, Conex and SISCOM; and unallocated overhead of $4.6 million. Revenues for the first half of 2000 were less than for the second quarter. This was because the segment reported net charges in excess of revenues in the first quarter, when investment income was insufficient to cover the allocation of revenue to the medical professional liability insurance segment to offset reserve discount accretion expense (this is explained in the first quarter Form 10-Q).

     In the first half of 1999, PICO recorded realized gains of $3 million. Segment revenues were $2.9 million, and a pre-tax loss of $812,000 was incurred.

     In aggregate, HyperFeed, Conex and SISCOM contributed a net loss of $1.5 million to PICO in the second quarter, and $2.2 million in the first half. These figures include goodwill amortization related to our investments in these three companies.

     Other highlights for the Long-Term Holdings segment included:

- during the quarter, PICO invested a total of $598,000 to increase its holding in Jungfraubahn to 19.2%, and its investment in AOG to 17.6% (shareholding percentages as of June 30, 2000); and

- on August 1, 2000, HyperFeed reported a return to profit in the June quarter. HyperFeed reported second quarter revenue of $12.5 million, EBITDA (earnings before interest, tax, depreciation and amortization) of $1.7 million, cash flow of $800,000, and net income of $108,000. Revenues rose 15.2% sequentially from the preceding March quarter, and 55.2% from the second quarter of 1999. Gross margin rose 19.3% sequentially to $4.0 million, which was almost 4 times higher than the second quarter of 1999.

     HyperFeed attributes the improvement in revenue and gross margin to growth in its higher-margin business-to-business unit which sells data feed and application services to business customers, such as discount brokerage firms who offer these services directly to their customers for no charge.

LIQUIDITY AND CAPITAL RESOURCES--THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND
1999

     PICO Holdings, Inc. is a diversified holding company. Our assets primarily consist of investments in our operating subsidiaries, investments in other public companies, and cash and cash equivalents.

     Our cash flow position fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our investment portfolio. Our primary sources of funds include cash balances, cash flow from operations, and--potentially--the sale of investments and the proceeds of bank borrowings or offerings of equity and debt. We endeavor to manage our balance sheet to ensure that cash is always available to take advantage of new investment opportunities.

     In broad terms, here is the cash flow profile of our principal operating subsidiaries:

- Nevada Land & Resource Company, LLC is currently focused on selling lands which do not have strategic value. Nevada Land's principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. Since these receipts and other income exceed Nevada Land's operating costs, Nevada Land is generating strong positive cash flow which provides a potential source of funds to finance other group activities;

- Vidler Water Company, Inc. is currently utilizing cash to purchase water-righted properties, to complete the construction of the Vidler Arizona Recharge Facility, to maintain and develop existing assets, to pursue applications for water rights, and to cover financing and operating expenses. Other group companies are currently providing finance to meet Vidler's on-going expenses and to fund capital expenditure and the purchase of additional water-righted properties.

     None of Vidler's significant water-related assets are generating cash flow yet. As commercial use of these assets begins--which will likely be in 2001--we expect that Vidler will start to generate free cash flow as income from leasing water or storage and the proceeds from selling water begins to overtake maintenance capital expenditure, financing costs and operating expenses. As water lease and storage contracts are signed, we anticipate that Vidler may be able to monetize some of the contractual revenue streams which could provide another potential source of funds;

- over the next 12 to 24 months, we expect that Sequoia Insurance Company will generate positive cash flow from increased written premium volume, resulting from growth in the existing book of business and the Personal Express acquisition. Shortly after a policy is written, the premium is collected and the funds can be invested for a period of time before they are required to pay claims. Any free cash flow generated by Sequoia will likely be deployed in the company's investment portfolio;

- Citation Insurance Company is generating only a minor amount of premium income from renewal business in one state. Most of the funds required to pay claims are coming from the maturity of fixed income investments in Citation's portfolio; and

- during the "run off" process, Physicians Insurance Company of Ohio and The Professionals Insurance Company are obtaining funds to pay claims from the maturity of fixed income securities, the realization of investments, and recoveries from reinsurers. At June 30, 2000, the investment portfolios of Physicians and Professionals contained cash and investments with a market value of $84.9 million, compared to loss reserves of approximately $49 million, which represents the present value of expected claims payments.

     The Ohio and California Departments of Insurance prescribe minimum levels of capital and surplus for insurance companies, and set guidelines for insurance company investments. PICO's insurance subsidiaries aim to structure the maturity of fixed income securities to match the projected pattern of claims payments; however, it is possible that fixed income and equity securities may occasionally need to be sold at unfavorable times when the bond market and/or the stock market are depressed.

     As shown in the Consolidated Statements of Cash Flow, there was a $25.3 million net increase in cash and cash equivalents in the first half of 2000, compared to a $16 million net decrease in the first half of 1999.

     During the first 6 months of 2000, $4.9 million of cash was used in Operating Activities. The principal uses of cash were claims payments by our insurance subsidiaries and operating costs at Vidler. In the first half of 1999, Operating Activities used cash of $16.8 million, primarily due to the payment of insurance claims.

     In the first half of 2000, $19 million of cash was used in Investing Activities. The majority of the cash outflow reflects activity in our insurance portfolios where the proceeds of cash and cash equivalents and maturing fixed income securities were reinvested in longer-dated corporate bonds and equities. The other significant items were the acquisition of Personal Express for approximately $3 million and $2 million in capitalized costs at Vidler. In the first half of 1999, Investing Activities used $9.3 million in cash as the purchase of additional shares in Jungfraubahn and AOG exceeded the proceeds from the sale and maturity of investments.

     The rights offering, which raised $49.8 million in new equity capital in March, resulted in the $49.8 million cash inflow from Financing Activities in the first half of 2000. In the first half of 1999, there was a $9.3 million net inflow from Financing Activities as swiss franc borrowings to finance part of PICO's portfolio of European value stocks raised $6.7 million, the exercise of PICO warrants provided $2.9 million, and the purchase of treasury stock used $292,000.

     At June 30, 2000, PICO had no other significant commitments for future capital expenditures, other than in the ordinary course of business. During July, Vidler invested more than $10 million in two additional water-righted ranch properties in Nevada.

     PICO is committed to maintaining Sequoia's capital and statutory surplus at a minimum of $7.5 million. At June 30, 2000, Sequoia had approximately $22.1 million in capital and statutory surplus. PICO also aims to maintain Sequoia's A.M. Best rating at or above its present "A-" (Excellent) level. At some time in the future, this may require the injection of additional capital.

CAPITAL RESOURCES

     Our primary sources of funds include cash balances, cash flow from operations, and--potentially--the sale of investments and the proceeds of bank borrowings or offerings of equity and debt. At June 30, 2000, on a consolidated basis the Company had $62.1 million in cash and cash equivalents, compared to $36.7 million at December 31, 1999.

                                  RISK FACTORS

     In addition to the risks and uncertainties discussed in the preceding sections of "Management's Discussion and Analysis of Financial Condition and the Results of Operations," and elsewhere in this document, the following risk factors should be considered carefully in evaluating PICO and its business. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Exchange Act, including statements regarding our expectations, beliefs, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

BECAUSE OUR OPERATIONS ARE SO DIVERSE, ANALYSTS AND INVESTORS MAY NOT BE ABLE TO EVALUATE OUR COMPANY ADEQUATELY, WHICH MAY NEGATIVELY INFLUENCE OUR SHARE PRICE

     PICO is a diversified holding company with operations in land, minerals and related water rights; water rights and water storage; property and casualty insurance; medical professional liability insurance; and other long-term holdings. Each of these areas is unique, complex in nature, and difficult to understand. In particular, water rights is a developing industry within the western United States with very little historical data, very few experts and a limited following of analysts. Because we are so complex, analysts and investors may not be able to adequately evaluate our operations, and PICO in total. This could cause them to make inaccurate evaluations of our stock, or to overlook PICO, in general. These factors could have a negative impact on the volume and price of our stock.

IF WE DO NOT SUCCESSFULLY LOCATE, SELECT AND MANAGE INVESTMENTS AND ACQUISITIONS OR IF OUR INVESTMENTS OR ACQUISITIONS OTHERWISE FAIL OR DECLINE IN VALUE, OUR FINANCIAL CONDITION COULD SUFFER

     We invest in businesses that we believe are undervalued or that will benefit from additional capital, restructuring of operations or improved competitiveness through operational efficiencies.

     Failures and/or declines in the market values of businesses we invest in or acquire, as well as our failure to successfully locate, select and manage investment and acquisition opportunities, could have a material adverse effect on our business, financial condition, the results of operations and cash flows. Such business failures, declines in market values, and/or failure to successfully locate, select and manage investments and acquisitions could result in inferior investment returns compared to those which may have been attained had we successfully located, selected and managed new investments and acquisition opportunities, or had our investments or acquisitions not failed or declined in value. We could also lose part or all of our investments in these businesses and experience reductions in our net income, cash flows, assets and shareholders' equity.

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

     We do not know of any reliable statistical data that would enable us to predict the probability of success or failure of our investments, or to predict the availability of suitable investments at the time we have available cash. You will be relying on the experience and judgment of management to locate, select and develop new acquisition and investment opportunities. Sufficient opportunities may not be found and this business strategy may not be successful. We have made a number of investments in the past that have been highly successful, such as Fairfield Communities, Inc., which we sold in 1996, and Resource America, Inc., which we sold in 1997. We have also made investments that have lost money, such as our approximate $4 million loss from the Korean investments in 1997, an approximate $5 million write-down of investments in 1998 and a $3.2 million write-down of an oil and gas investment in 1999. We reported net realized investment gains in 1999 of $441,000 and gains of $21.4 million in 1997; however, we reported a net realized investment loss of $4.4 million for 1998. We reported a net unrealized investment gain of $827,000 at December 31, 1999, and a net unrealized loss of $2.5 million at June 30, 2000.

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

     To successfully manage newly acquired companies, we must, among other things, continue to attract and retain key management and other personnel. The diversion of the attention of management from the day-to-day operations, or difficulties encountered in the integration process, could have a material adverse effect on our business, financial condition, the results of operations and cash flows.

WE MAY MAKE INVESTMENTS AND ACQUISITIONS THAT MAY YIELD LOW OR NEGATIVE RETURNS FOR AN EXTENDED PERIOD OF TIME, WHICH COULD TEMPORARILY OR PERMANENTLY DEPRESS OUR RETURN ON INVESTMENTS

     We generally make investments and acquisitions that tend to be long term in nature. We invest in businesses that we believe to be undervalued or may benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with our existing operations. We may not be able to develop acceptable revenue streams and investment returns. We may lose part or all of our investment in these assets. The negative impacts on cash flows, income, assets and shareholders' equity may be temporary or permanent. We make investments for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This may involve restructuring of the financing or management of the entities in which we invest and initiating or facilitating mergers and acquisitions. These processes can consume considerable amounts of time and resources. Consequently, costs incurred as a result of these investments and acquisitions may exceed their revenues and/or increases in their values for an extended period of time until we are able to develop the potential of these investments and acquisitions and increase the revenues, profits and/or values of these investments. Ultimately, however, we may not be able to develop the potential of these assets that we anticipated.

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

IF WE UNDERESTIMATE THE AMOUNT OF INSURANCE CLAIMS, OUR FINANCIAL CONDITION COULD BE MATERIALLY MISSTATED AND OUR FINANCIAL CONDITION COULD SUFFER

     Our insurance subsidiaries may not have established reserves adequate to meet the ultimate cost of losses arising from claims. It has been, and will continue to be, necessary for our insurance subsidiaries to review and make appropriate adjustments to reserves for claims and expenses for settling claims. Inadequate reserves could have a material adverse effect on our business, financial condition, the results of operations and cash flows. Inadequate reserves could cause our financial condition to fluctuate from period to period and cause our financial condition to appear to be better than it actually is for periods in which insurance claims reserves are understated. In subsequent periods when we discover the underestimation and pay the additional claims, our cash needs will be greater than expected and our financial the results of operations for that period will be worse than they would have been had our reserves been accurately estimated originally.

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

     Significant increases in the reserves may be necessary in the future, and the level of reserves for our insurance subsidiaries may be volatile in the future. These increases or volatility may have an adverse effect on our business, financial condition, the results of operations and cash flows.

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

     The cyclical trends in the industry and the industry's profitability can also be affected by volatile and unpredictable developments, including natural disasters, fluctuations in interest rates, and other changes in the investment environment which affect market prices of investments and the income generated from those investments. Inflationary pressures affect the size of losses and court decisions affect insurers' liabilities. These trends may adversely affect our business, financial condition, the results of operations and cash flows by reducing revenues and profit margins, by increasing ratios of claims and expenses to premiums, and by decreasing cash receipts. Capital invested in our insurance companies may produce inferior investment returns during periods of downturns in the insurance cycle due to reduced profitability.

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

     Failure to meet one or more reserve levels may result in state regulators requiring the insurance company to submit a business plan demonstrating achievement of the required reserve levels. This may include the addition of capital, a restructuring of assets and liabilities, or changes in operations. At or below certain lower reserve levels, state regulators may supervise the operation of the insurance company and/or require the liquidation of the insurance company. Such insurance department actions could adversely affect our business, financial condition, the results of operations and cash flows and decrease the value of our investments in our insurance subsidiaries. If the insurance departments were to require changes in the operations of our insurance subsidiaries, we may incur additional expenses and we may lose customers. If the insurance departments were to require additional capital in our insurance subsidiaries or a restructuring of our assets and liabilities, our investment returns could suffer. If the insurance departments were to place our insurance companies under their supervision, we would lose customers, our revenues may decrease more rapidly than our expenses, and our investment returns would suffer. We may even lose part or all of our investments in our insurance subsidiaries if our insurance subsidiaries are liquidated by the insurance departments.

WE MAY BE INADEQUATELY PROTECTED AGAINST MAN MADE AND NATURAL CATASTROPHES, WHICH COULD REDUCE THE AMOUNT OF CAPITAL SURPLUS AVAILABLE FOR INVESTMENT OPPORTUNITIES

     As with other property and casualty insurers, operating results and financial condition can be adversely affected by volatile and unpredictable natural and man-made disasters, such as hurricanes, windstorms, earthquakes, fires, and explosions. Our insurance subsidiaries generally seek to reduce their exposure to catastrophic events through individual risk selection and the purchase of reinsurance. Our insurance subsidiaries' estimates of their exposures depend on their views of the possibility of a catastrophic event in a given area and on the probable maximum loss created by that event. While our insurance subsidiaries attempt to limit their exposure to acceptable levels, it is possible that an actual catastrophic event or multiple catastrophic events could significantly exceed the maximum loss anticipated, resulting in a material adverse effect on our business, financial condition, the results of operations and cash flows. Such events could cause unexpected insurance claims and expenses for settling claims well in excess of premiums, increasing cash needs, reducing surplus and reducing assets available for investments. Capital invested in our insurance companies may produce inferior investment returns as a result of these additional funding requirements.

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

OUR INSURANCE SUBSIDIARIES COULD BE DOWNGRADED WHICH WOULD NEGATIVELY IMPACT OUR BUSINESS

     Our insurance subsidiaries' ratings may not be maintained or increased, and a downgrade would likely adversely affect our business, financial condition, the results of operations and cash flows. A.M. Best and Company's ("A.M. Best") ratings reflect the assessment of A.M. Best of an insurer's financial condition, as well as the expertise and experience of its management. Therefore, A.M. Best ratings are important to policyholders. A.M. Best ratings are subject to review and change over time. Failure to maintain or improve our A.M. Best ratings could have a material adverse effect on the ability of our insurance subsidiaries to underwrite new insurance policies, as well as potentially reduce their ability to maintain or increase market share. Management believes that many potential customers will not insure with an insurer that carries an A.M. Best rating of less than B+, and that customers who do so will demand lower rates.

     Our insurance subsidiaries are currently rated as follows:

-   Sequoia Insurance Company              A- (Excellent)

-   Citation Insurance Company             B+ (Very Good)

-   Physicians Insurance Company of Ohio   NR-3 (rating procedure inapplicable)

-   The Professionals Insurance Company    NR-3 (rating procedure inapplicable)

POLICY HOLDERS MAY NOT RENEW THEIR POLICIES, WHICH WOULD UNEXPECTEDLY REDUCE OUR REVENUE STREAM

     Insurance policy renewals have historically accounted for a significant portion of our net revenue. We may not be able to sustain historic renewal rates for our products in the future. A decrease in renewal rates would reduce our revenues. It would also decrease our cash receipts and the amount of funds available for investments and acquisitions. If we were not able to reduce overhead expenses correspondingly, this would adversely affect our business, financial condition, the results of operations and cash flows.

IF WE ARE REQUIRED TO REGISTER AS AN INVESTMENT COMPANY, THEN WE WILL BE SUBJECT TO A SIGNIFICANT REGULATORY BURDEN

     At all times we intend to conduct our business so as to avoid being regulated as an investment company under the Investment Company Act of 1940. However, if we were required to register as an investment company, our ability to use debt would be substantially reduced, and we would be subject to significant additional disclosure obligations and restrictions on our operational activities. Because of the additional requirements imposed on an investment company with regard to the distribution of earnings, operational activities and the use of debt, in addition to increased expenditures due to additional reporting responsibilities, our cash available for investments would be reduced. The additional expenses would reduce income. These factors would adversely affect our business, financial condition, the results of operations and cash flows.

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

     As a result of global investment diversification, our business, financial condition, the results of operations and cash flows may be adversely affected by:
-    exposure to fluctuations in exchange rates;
-    the imposition of governmental controls;
-    the need to comply with a wide variety of foreign and U.S. export laws;
- political and economic instability; o trade restrictions; o changes in tariffs and taxes;
-    volatile interest rates;
-    changes in certain commodity prices;
-    exchange controls which may limit our ability to withdraw money;
- the greater difficulty of administering business overseas; and o general economic conditions outside the United States.

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

     Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations. At December 31, 1997, the closing price of our common stock on the Nasdaq National Market was $32.19 per share, compared to $12.31 at December 31, 1999. On a quarterly basis between these two dates, closing prices have ranged from a high of $32.19 at December 31, 1997 to a low of $12.31 at December 31, 1999. During 2000, closing prices have ranged from a low of $9.875 per share on March 27 to a high of $14.125 on January 18.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The Company's bank debt is short-term in nature as the Company generally secures rates for periods of approximately one to three years and therefore approximates fair value. At June 30, 2000, the Company had $65.9 million of fixed maturity securities and mortgage loans, $69.8 million of marketable equity securities that were subject to market risk, and $32.3 million of investments denominated in foreign currencies, primarily Swiss francs. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

     The Company uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage loans, the Company uses duration modeling to calculate changes in fair value. For its marketable securities, the Company uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, the Company uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of a securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $935,000 for a 100 basis point increase in interest rates on its fixed securities and mortgage loans. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produced a loss in fair value of $9.3 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of the Company's foreign denominated investments produced a loss of $5.3 million that would impact the unrealized appreciation and foreign currency translation in shareholders' equity.



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


                                     PICO HOLDINGS, INC.



Dated:  August 11, 2000              By: /s/ Gary W. Burchfield
                                        ------------------------------------
                                        Gary W. Burchfield
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial and  Accounting
                                        Officer)

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