Form 10-Q
period 2000-09-30
PICO HOLDINGS INC /NEW
filed 2000-11-13
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q



                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from         to
                                              -------     --------

                         Commission File Number: 0-18786

                               PICO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                             94-2723335

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

On September 30, 2000, the Registrant had 12,390,096 shares of Common Stock, $0.001 par value, outstanding, excluding 4,394,127 shares of common stock held by the registrant and its subsidiaries.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------
PART I:    FINANCIAL INFORMATION

           Item 1:   Financial Statements

                     Consolidated Balance Sheets as of                                   3
                     September 30, 2000 and December 31, 1999

                     Consolidated Statements of Operations for the Three                 4
                     and Nine Months Ended September 30, 2000 and 1999

                     Consolidated Statements of Cash Flows for                           5
                     the Nine Months Ended September 30, 2000 and 1999

                     Notes to Consolidated Financial Statements                          6

           Item 2:   Management's Discussion and Analysis of Financial                  10
                     Condition and the Results of Operations


           Item 3:   Quantitative and Qualitative Disclosure About Market Risk          30

PART II:   OTHER INFORMATION

           Item 4:   Submission of Matters to a Vote of Security Holders                30

           Item 6:   Exhibits and Reports on Form 8-K                                   30

           Signature                                                                    31

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                                           PICO HOLDINGS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                        (UNAUDITED)

                                                                                     September 30,      December 31,
                                                                                         2000               1999
                                                                                     ------------       ------------
                                                    ASSETS
Investments                                                                          $153,534,024       $139,211,224
Cash and cash equivalents                                                              37,734,626         36,738,373
Accrued investment income                                                               1,715,398          1,236,919
Premiums and other receivables, net                                                    15,868,134         12,030,709
Reinsurance receivables                                                                39,592,097         45,040,368
Prepaid deposits and reinsurance premiums                                                                  1,307,442
Deferred policy acquisition costs                                                       5,839,884          4,821,228
Land, mineral and water rights and water storage                                      131,219,106        123,671,842
Property and equipment, net                                                             1,528,310          1,752,820
Income taxes receivable                                                                 1,708,896          2,196,290
Net deferred income taxes                                                               5,989,103          3,648,577
Other assets                                                                            7,940,454          8,048,698
                                                                                     ------------       ------------
         Total assets                                                                $402,670,032       $379,704,490
                                                                                     ============       ============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses, net of discount                          $129,525,313       $139,132,875
Unearned premiums                                                                      23,380,656         17,204,690
Reinsurance balance payable                                                             6,496,551          7,712,602
Deferred gain on retroactive reinsurance                                                1,236,525          1,236,525
Other liabilities                                                                      13,768,430         16,879,994
Bank and other borrowings                                                              15,254,742         15,704,507
Taxes Payable                                                                                              4,857,297
Excess of fair value of net assets acquired over purchase price, net                    3,502,577          3,928,566
                                                                                     ------------       ------------
       Total liabilities                                                              193,164,794        206,657,056
                                                                                     ------------       ------------
Commitments and Contingencies (Note 4)

Preferred stock, $.01 par value, authorized 2,000,000 shares, none issued
Common stock, $.001 par value; authorized 100,000,000 shares,
     issued 16,784,223 in 2000 and 13,448,533 in 1999                                      16,784             13,449
Additional paid-in capital                                                            235,835,334        186,004,827
Retained earnings                                                                      61,926,194         69,075,620
Accumulated other comprehensive loss                                                  (10,443,439)        (4,216,827)
Treasury stock, at cost (4,394,127 common shares in 2000 and 1999)                    (77,829,635)       (77,829,635)
                                                                                     ------------       ------------
         Total shareholders' equity                                                   209,505,238        173,047,434
                                                                                     ------------       ------------
                 Total liabilities and shareholders' equity                          $402,670,032       $379,704,490
                                                                                     ============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                              PICO HOLDINGS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)

                                                              Three Months Ended September 30,  Nine Months Ended September 30,
                                                                   2000             1999              2000            1999
                                                                -----------      -----------      -----------      -----------
Revenues:
     Premium income                                             $ 8,272,417      $ 8,267,910      $23,464,106      $25,349,818
     Net investment income                                        2,498,325        2,204,200        5,999,480        5,158,895
     Net realized gain (loss) on investments                     (7,087,578)         816,802       (7,587,928)       3,588,382
     Other income                                                 1,256,446        2,804,759        4,187,146        4,816,649
                                                                -----------      -----------      -----------      -----------
             Total revenues                                       4,939,610       14,093,671       26,062,804       38,913,744
                                                                -----------      -----------      -----------      -----------

Expenses:
     Loss and loss adjustment expenses                            6,416,453        6,272,833       18,307,153       18,364,435
     Insurance underwriting and other expenses                    8,035,208        9,900,511       24,714,613       23,365,258
                                                                -----------      -----------      -----------      -----------
              Total expenses                                     14,451,661       16,173,344       43,021,766       41,729,693
                                                                -----------      -----------      -----------      -----------

     Equity in income of unconsolidated affiliates                1,836,508          476,443        2,220,273          114,488
                                                                -----------      -----------      -----------      -----------

Loss before income taxes and minority interest                   (7,675,543)      (1,603,230)      14,738,689)      (2,701,461)
     Benefit for federal, foreign and state income taxes         (4,664,201)      (1,266,608)      (7,171,488)      (7,562,700)
                                                                -----------      -----------      -----------      -----------

Income (loss) before minority interest                           (3,011,342)        (336,622)      (7,567,201)       4,861,239
      Minority interest in (income) loss of subsidiaries            (97,150)         105,657          417,775          105,657
                                                                -----------      -----------      -----------      -----------
          Income (loss) before extraordinary gain                (3,108,492)        (230,965)      (7,149,426)       4,966,896
Extraordinary gain, net of income tax expense of $227,821                                                              442,240
                                                                -----------      -----------      -----------      -----------
 Net income (loss)                                              $(3,108,492)     $  (230,965)     $(7,149,426)     $ 5,409,136
                                                                ===========      ===========      ===========      ===========

Net income (loss) per common share - basic:
      Income (loss) from operations                                   (0.25)     $     (0.03)     $     (0.63)     $      0.55
      Extraordinary gain                                                                                                  0.05
                                                                -----------      -----------      -----------      -----------
          Net income (loss) per common share                    $     (0.25)     $     (0.03)     $     (0.63)     $      0.60
                                                                -----------      -----------      -----------      -----------
          Weighted average shares outstanding                    12,390,096        9,054,413       11,330,911        9,012,879
                                                                ===========      ===========      ===========      ===========

Net income (loss) per common share - diluted:
      Income (loss) from operations                             $     (0.25)     $     (0.03)     $     (0.63)     $      0.52
      Extraordinary gain                                                                                                  0.05
                                                                -----------      -----------      -----------      -----------
          Net income (loss) per common share                    $     (0.25)     $     (0.03)     $     (0.63)     $      0.57
                                                                -----------      -----------      -----------      -----------
          Weighted average shares outstanding                    12,390,096        9,054,413       11,330,911        9,513,920
                                                                ===========      ===========      ===========      ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               PICO HOLDINGS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                            Nine Months Ended September 30,
                                                                2000              1999
                                                            ------------      ------------
OPERATING ACTIVITIES
       Net cash used in operating activities                $ (4,801,996)     $(21,846,161)
                                                            ------------      ------------

INVESTING ACTIVITIES:
       Purchases of investments                              (41,725,339)      (38,048,988)
       Proceeds from sale of investments                       7,470,282        20,703,647
       Proceeds from maturity of investments                   4,500,000         2,315,669
       Advances to affiliate                                    (500,000)         (672,082)
       Purchases of surface, water and mineral rights        (13,156,503)       (1,804,966)
       Purchases of property and equipment                      (420,701)         (145,537)
       Other investing activities, net                          (188,229)           72,424
                                                            ------------      ------------
          Net cash used in investing activities              (44,020,490)      (17,579,833)
                                                            ------------      ------------

FINANCING ACTIVITIES:
       Proceeds from rights offering, net of
        costs of $197,000                                     49,833,842
       Repayments of debt                                       (449,765)
       Purchase of treasury stock                                                 (291,593)
       Proceeds from borrowings                                                  7,020,380
       Proceeds from the exercise of warrants                                    2,850,359
                                                            ------------      ------------
          Net cash provided by financing activities           49,384,077         9,579,146
                                                            ------------      ------------

Effect of exchange rate changes on cash                          434,662          (273,002)
                                                            ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             996,253       (30,119,850)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                36,738,373        71,654,196
                                                            ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 37,734,626      $ 41,534,346
                                                            ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest                               $    692,000      $    241,000
                                                            ============      ============

       Non-Cash Investing and Financing Activities:
          Borrowings settled in exchange for land deed                        $  5,000,000
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

                  In the opinion of management, all adjustments considered necessary for a fair and comparable presentation of financial position as of September 30, 2000 and December 31, 1999 and the results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999 have been included and are only of a normal recurring nature. Certain reclassifications have been made to conform the 1999 presentation to the 2000 presentation. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                  These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and the Results of Operations and Risks and Uncertainties contained in the Company's Annual Reports on Form 10-K for the year ended December 31, 1999 as filed with the SEC.

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, deferred policy acquisition costs, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of September 30, 2000 and December 31, 1999, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

2.       EARNINGS (LOSS) PER SHARE

                  The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings or loss per share is based on the actual weighted average common shares outstanding during the period. Diluted earnings or loss per share is similar to basic earnings per share, except the weighted shares outstanding includes the dilutive effect of the Company's stock options and warrants. Such securities are dilutive if the strike price is less than the average market price of the Company's stock during the period and the Company has earnings for the period. In computing earnings per share all antidilutive securities are ignored. For the three and nine months ended September 30, 2000, approximately 1.8 million and 1.2 million options were excluded, respectively. For the three months and nine months ended September 30, 1999, approximately 1 million options and 500,000 options were excluded from the computation, respectively. The following is a reconciliation of basic and diluted earnings per share:

                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                        2000             1999             2000             1999
                                                     -----------      ----------       -----------      ----------
Net income (loss)                                    $(3,108,492)     $ (230,965)      $(7,149,426)     $5,409,136
                                                     ===========      ==========       ===========      ==========
Basic earnings (loss) per share                      $     (0.25)     $    (0.03)      $     (0.63)     $     0.60
                                                     ===========      ==========       ===========      ==========
Basic weighted average common shares outstanding      12,390,096       9,054,413        11,330,911       9,012,879
Options                                                                                                    501,041
                                                     -----------      ----------       -----------      ----------
Diluted weighted average common and
        common equivalent shares outstanding          12,390,096       9,054,413        11,330,911       9,513,920
                                                     ===========      ==========       ===========      ==========
Diluted earnings (loss) per share                    $     (0.25)     $    (0.03)      $     (0.63)     $     0.57
                                                     ===========      ==========       ===========      ==========

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

         The components of comprehensive income (loss) are as follows:

                                                        Three Months Ended September 30,  Nine Months Ended September 30,
                                                             2000             1999            2000             1999
                                                          -----------      ----------     ------------      -----------
  Comprehensive income (loss):
  Net income (loss)                                       $(3,108,492)     $ (230,965)    $ (7,149,426)     $ 5,409,136
  Net change in unrealized appreciation
     (depreciation) on available for sale investments      (1,052,862)      1,047,356       (5,516,665)      12,893,321
  Net change in foreign currency translation                  244,449         779,883         (709,947)         350,377
                                                          -----------      ----------     ------------      -----------
Total comprehensive income (loss)                         $(3,916,905)     $1,596,274     $(13,376,038)     $18,652,834
                                                          ===========      ==========     ============      ===========

                  Total comprehensive income (loss) is net of deferred income tax asset of $660,000 and $1.9 million for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, total comprehensive income (loss) is net of a deferred income tax liability of $8.5 million and a $5.6 million, respectively.

         The components of accumulated other comprehensive loss are as follows:

                                                  September 30,     December 31,
                                                      2000              1999
                                                  ------------      -----------
  Unrealized appreciation (depreciation) on
    on available for sale investments             $ (4,941,639)     $   575,026
  Foreign currency translation                      (5,501,800)      (4,791,853)
                                                  ------------      -----------
Accumulated other comprehensive loss              $(10,443,439)     $(4,216,827)
                                                  ============      ===========

                  Accumulated other comprehensive loss is net of deferred income tax asset of $1.4 million at September 30, 2000 and a deferred income tax liability of $523,000 at December 31, 1999.

4.       COMMITMENTS AND CONTINGENCIES

                  In November 1998, Vidler entered into an operating lease to acquire 185,000 acre-feet of underground water storage privileges and associated rights to recharge and recover water located near the California Aqueduct northwest of Bakersfield. For these privileges and rights, the agreement requires Vidler to pay a minimum of $2.3 million per year for 10 years beginning October 1998. The agreement calls for the lease payments to be adjusted annually by the engineering price index. On October 7, 1998, PICO signed an agreement guaranteeing payment of Vidler's obligations under the agreement. The maximum obligation under this guarantee is $3.2 million, adjusted annually by the engineering price index. The guarantee expires October 7, 2008.

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

         Accordingly, under this action Global Equity is claiming damages from the third party and restraining the third party from further action.
         As of September 30, 2000, Global Equity is in the process of negotiating a final settlement. The proposed settlement provides for the repayment of approximately $500,000. Consequently, during the quarter, the Company wrote the investment down to $500,000, recording a loss before income tax of $2.5 million.

                  Under the terms of a joint venture agreement between Conex and a sino-foreign joint venture in The People's Republic of China, Conex has a commitment to fund a third tranche of financing in the amount of $5 million. The liability is recorded in Conex's financial statements. During the first quarter of 2000, Conex funded $500,000 of this commitment bringing the balance outstanding to $4.5 million. On September 8, 2000, PICO sold its interest in Conex realizing a loss before income tax of $4.6 million. Consequently, this liability is no longer recorded in PICO's consolidated financial statements.

                  BSND, Inc. ("BSND"), a wholly owned subsidiary of Vidler Water Company, has resolved a partnership dispute relating to Big Springs Associates, a partnership which owns real property and water rights in Nevada (the "Partnership"). BSND owns 50% of the Partnership. Under the terms of an agreement resolving the dispute, BSND agreed to sell its interest in the Partnership to the other partner for $12.65 million cash, a gain to Vidler of approximately $2.0 million. If the transaction has not closed by August 1, 2001, BSND will own the Partnership in its entirety.

                  The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, the results of operations or cash flows of the Company.

5.       RECORDING INVESTMENT IN JUNGFRAUBAHN HOLDINGS AG USING EQUITY
         ACCOUNTING

                  Having recently obtained a seat on the Board of Directors, and based on the Company's 19.3% voting ownership of Jungfraubahn (112,672 shares), the Company has adopted the equity method of accounting for this investment, commencing in the third quarter. Previously the Company recorded the investment at market value under SFAS 115. The application of equity accounting requires the investment account, results of operations, retained earnings, unrealized gain/loss, and accumulated foreign currency to be adjusted retroactively to report the investment on the equity method for the percentage owned, for all periods presented. The difference between the cost of the investment and underlying equity in the net assets of the company of approximately $18 million was considered negative goodwill and was allocated to the non-current assets of Jungfraubahn. Under the equity method of accounting, the carrying value of the Company's investment in Jungfraubahn was $23.4 million as of September 30, 2000. The market value of the investment at September 30, 2000 was approximately $19 million. The earnings contribution recorded using equity accounting is included in the Statement of Operations under Equity in income of unconsolidated affiliates for the percentage owned in all periods presented.

6.       RECENT ACCOUNTING PRONOUNCEMENT

                  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and to measure those instruments at fair value. The new standard, as amended by SFAS No. 137, becomes effective for fiscal years beginning after June 15, 2000. Management has not assessed the effects that this statement may have on the Company's consolidated financial statements.

                  In December 1999, the SEC issued Staff Accounting Bulletin
         (SAB) No. 101, "Revenue Recognition in Financial Statements," which summarizes the SEC's interpretation of applying generally accepted accounting principles to revenue recognition in the financial statements. SAB No. 101 was subsequently amended in June 2000 and becomes effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Based on the Company's current revenue recognition policies, the adoption of SAB No. 101, as amended, did not have a material impact on PICO's consolidated financial position or the results of operations.

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

         The following is a detail of revenues (charges) by segment:

                                           Three Months Ended September 30,  Nine Months Ended September 30,
                                                2000             1999            2000              1999
                                             -----------      -----------     -----------      -----------
Land, Mineral and Related Water Rights       $   609,229      $ 2,293,693     $ 1,852,634      $ 3,195,977
Water Rights and Water Storage                   937,433          142,896       1,554,877          482,396
Property and Casualty Insurance                9,927,789        9,672,878      28,377,211       29,338,357
Medical Professional Liability Insurance         508,821          597,452       1,520,169        1,780,017
Long-Term Holdings                            (7,043,662)       1,386,752      (7,242,087)       4,116,997
                                             -----------      -----------     -----------      -----------
         Total Revenues                      $ 4,939,610      $14,093,671     $26,062,804      $38,913,744
                                             ===========      ===========     ===========      ===========

                  The following is a detail of segment profit or loss before income taxes and minority interest:

                                            Three Months Ended September 30,  Nine Months Ended September 30,
                                                2000             1999              2000             1999
                                             -----------      -----------      ------------      -----------
Land, Mineral and Related Water Rights       $   167,876      $   (20,178)     $    211,877      $   131,188
Water Rights and Water Storage                  (375,994)        (660,358)       (2,164,779)      (1,975,948)
Property and Casualty Insurance                  160,680          388,489           695,299        1,734,490
Medical Professional Liability Insurance        (351,799)        (222,322)         (891,680)        (916,308)
Long-Term Holdings                            (7,276,306)      (1,088,861)      (12,589,406)      (1,674,883)
                                             -----------      -----------      ------------      -----------
Loss Before Taxes and Minority Interest      $(7,675,543)     $(1,603,230)     $(14,738,689)     $(2,701,461)
                                             ===========      ===========      ============      ===========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. THESE INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE COMPANY'S INVESTMENT PHILOSOPHY, PLANS FOR EXPANSION, BUSINESS EXPECTATIONS, AND REGULATORY FACTORS. THESE STATEMENTS REFLECT OUR CURRENT VIEWS ABOUT FUTURE EVENTS, WHICH COULD AFFECT OUR FINANCIAL PERFORMANCE. YOU SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, BECAUSE THEY ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES (INCLUDING THOSE LISTED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-Q) WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS, OR FROM OUR PAST RESULTS.

RESULTS OF OPERATIONS -- THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

INTRODUCTION

         PICO Holdings, Inc. is a diversified holding company. We acquire interests in companies which our management believes:
o        are undervalued at the time we buy them; and
o have the potential to provide a superior rate of return over time, after considering the risk involved.

         Our over-riding objective is to generate superior long-term growth in shareholders' equity, as measured by book value per share. To accomplish this, we are seeking to build a profitable operating base with our land, water, and insurance subsidiaries, and over time to realize gains from our portfolio of long-term investment holdings. In the long run, we expect that most of the growth in shareholders' equity will come from realized gains on the sale of assets, rather than operating earnings. Accordingly, when analyzing our performance, our management places more weight on increased asset values than on reported earnings.

         Currently PICO's major assets and activities are:
o owning and developing land, mineral rights, and water rights through Nevada Land & Resource Company, LLC, which owns approximately 1,274,407 acres of land in northern Nevada;
o owning and developing water rights and water storage operations through Vidler Water Company, Inc.;
o property and casualty insurance through our California-based subsidiaries Sequoia Insurance Company and Citation Insurance Company;
o "running off" the loss reserves of our Ohio-based medical professional liability insurance companies, Physicians Insurance Company of Ohio and The Professionals Insurance Company; and
o        making long-term value-based investments in other public companies.

SUMMARY

         PICO reported a net loss of $3.1 million, or $0.25 per basic and diluted share, for the Company's third quarter, ended September 30, 2000. In the third quarter of 1999, PICO incurred a net loss of $231,000, or $0.03 per basic and diluted share.

         For the nine months to September 30, 2000, PICO reported a net loss of $7.1 million, or $0.63 per basic and diluted share. In the first three quarters of 1999, PICO earned net income of $5 million, or $0.55 per basic and $0.52 per diluted share, before an extraordinary gain of $442,000 after tax, or $0.05 per basic and diluted share.

         At September 30, 2000, PICO had shareholders' equity of $209.5 million ($16.91 per share), compared to $213.4 million ($17.23 per share) at June 30, 2000, and $173 million ($19.11 per share) at December 31, 1999.

         During the third quarter of 2000, shareholders' equity was reduced by a comprehensive loss of $3.9 million (see Note 3, "Comprehensive Income (Loss)"). This was comprised of the $3.1 million quarterly net loss and a $1.1 million reduction in unrealized appreciation in investments, which were partially offset by positive foreign currency translation of $244,000 as the currencies of foreign countries where we have investments gained relative to the US dollar. In the third quarter of 1999, PICO recorded comprehensive income of $1.6 million, consisting of a $231,000 net loss, $1 million in net unrealized appreciation in securities, and positive foreign currency translation of $780,000.

         During the first nine months of 2000, shareholders' equity increased by $36.5 million. The rights offering, which raised $49.8 million in new capital after expenses and led to the increase in equity, was partly offset by a comprehensive loss of $13.4 million. This was comprised of the $7.1 million nine-month net loss, a $5.5 million reduction in unrealized appreciation in investments, and

$710,000 in negative currency translation. In the first nine months of 1999, PICO recorded comprehensive income of $18.7 million, consisting of net income of $5.4 million, $12.9 million in net unrealized appreciation in securities, and positive foreign currency translation of $350,000.

         Third quarter 2000 revenues were $4.9 million, compared to $14.1 million during the third quarter of 1999. The decrease principally resulted from the Long-Term Holdings segment reporting investment losses in excess of revenues of $7 million in the third quarter of 2000, compared to positive revenues of $1.4 million in the third quarter of 1999. Investment losses exceeded revenues in the Long-Term Holdings segment this year, principally due to realized losses on the sale of investments in Conex Continental and MKG Enterprises and operating losses from Conex prior to its sale. Elsewhere, revenues from Land, Minerals & Related Water Rights were $1.7 million lower than in the third quarter of 1999, revenues from Water Rights & Water Storage were $794,000 higher, revenues from Property & Casualty Insurance were $255,000 higher, and revenues from Medical Professional Liability Insurance declined by $88,000.

         For the first nine months of 2000, revenues were $26.1 million, compared to $38.9 million in 1999. The decrease principally resulted from the Long-Term Holdings segment reporting investment losses in excess of revenues of $7.2 million in the first 9 months of 2000, compared to revenues of $4.1 million the year before. In the other segments, compared to the first 9 months of 1999, revenues from Land, Minerals & Related Water Rights were $1.3 million lower, revenues from Water Rights & Water Storage were $1.1 million higher, revenues from Property & Casualty Insurance were $961,000 lower, and revenues from Medical Professional Liability Insurance declined by $260,000.

         The net loss for the third quarter of 2000 consisted of a $7.7 million loss before income taxes and minority interest, which was partially offset by the recognition of $4.7 million in income tax benefits and the subtraction of $97,000 in minority income. Minority income or loss represents the interest of outside shareholders in subsidiary companies in the net income or net losses of those subsidiary companies. In the third quarter of 1999, PICO incurred a loss of $1.6 million before income before taxes and minority interest. However, the recognition of $1.3 million in income tax benefits, and the addition of $106,000 in minority losses, reduced the net loss to $231,000.

         The net loss for the first nine months of 2000 was comprised of a $14.7 million loss before income taxes and minority interest, partially offset by income tax benefits of $7.2 million and the add-back of $418,000 in minority losses. In the first nine months of 1999, a $2.7 million loss before income taxes and minority interest was more than offset by $7.6 million of income tax benefits and adding back $106,000 in minority losses, resulting in net income of $5 million before a $442,000 after-tax extraordinary gain.

         In the third quarter, we recorded a $4.2 million income tax benefit, arising from a successful appeal with Canadian federal tax authorities relating to the utilization of net operating losses which was previously denied in a Canadian subsidiary. PICO will receive a cash refund of approximately $2 million for Canadian federal taxes paid relating to the years which were under appeal. We are awaiting reassessment of Canadian provincial taxes for the same period. If successful, this will result in a cash refund of approximately $1.7 million. This benefit is not yet recorded in our financial statements.

         Segment revenues (charges) and income (loss) before taxes and minority interest for the third quarter and the first nine months of 2000 and 1999 were:

                                                    THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------      -----------------------------
                                                        2000             1999              2000              1999
                                                     -----------      -----------      ------------      -----------
REVENUES (CHARGES):
Land, Minerals & Related Water Rights                $   609,000      $ 2,294,000      $  1,853,000      $ 3,196,000
Water Rights & Water Storage Assets                      937,000          143,000         1,555,000          482,000
Property & Casualty Insurance                          9,928,000        9,673,000        28,377,000       29,338,000
Medical Professional Liability Insurance                 509,000          597,000         1,520,000        1,780,000
Long-Term Holdings                                    (7,043,000)       1,387,000        (7,242,000)       4,118,000
                                                     -----------      -----------      ------------      -----------
Total Revenues                                       $ 4,940,000      $14,094,000      $ 26,063,000      $38,914,000
                                                     ===========      ===========      ============      ===========

INCOME (LOSS) BEFORE TAXES & MINORITY INTERESTS:
Land, Minerals & Related Water Rights                $   168,000      $   (20,000)     $    212,000      $   131,000
Water Rights & Water Storage Assets                     (376,000)        (660,000)       (2,165,000)      (1,976,000)
Property & Casualty Insurance                            161,000          388,000           695,000        1,735,000
Medical Professional Liability Insurance                (352,000)        (222,000)         (892,000)        (916,000)
Long-Term Holdings                                    (7,277,000)      (1,089,000)      (12,589,000)      (1,675,000)
                                                     -----------      -----------      ------------      -----------
LOSS BEFORE TAXES & MINORITY INTERESTS               $(7,676,000)     $(1,603,000)     $(14,739,000)     $(2,701,000)
                                                     ===========      ===========      ============      ===========

         Detailed information on the performance and outlook for each segment is contained later in this report; however, the major factors affecting PICO's third quarter and nine month results were:

LAND, MINERALS & RELATED WATER RIGHTS
         Third quarter revenues were $1.7 million lower than the previous year at $609,000, due to $1.1 million lower land sales and a $558,000 reduction in other revenues. Due to a higher gross profit on land sales and significantly lower professional fees, Nevada Land reported income of $168,000 in the third quarter of 2000, compared to a $20,000 loss in the 1999 quarter.

         During the first nine months of 2000, segment revenues were $1.3 million lower than in the previous year at $1.9 million. Land sales were $712,000 lower, and other revenues declined by $631,000, partly due to non-recurrence of two items which boosted revenues in 1999--a $150,000 easement fee and a $193,000 item related to the geothermal assets which Nevada Land exchanged in 1999. Income for the nine months increased from $131,000 in 1999 to $212,000 this year, primarily due to a higher gross profit on land sales.

         During the fourth quarter, land sales are expected to be significantly higher than in the first 9 months of 2000. This is explained in the LAND, MINERALS & RELATED WATER RIGHTS segment discussion, beginning on page 13.

WATER RIGHTS & WATER STORAGE ASSETS
         At this stage, income from leasing agricultural land provides most of Vidler's recurring revenues. So far in 2000, the level of agricultural lease revenue has been higher than in the previous year because Vidler owns more agricultural land which is leased to farmers as a result of the purchase of farms in Arizona's Harquahala Valley during 1999.

         In the third quarter of 2000, Vidler reported revenues of $937,000, an increase of $794,000 from the previous year. Earlier in the year, Vidler purchased water for its own account and banked, or stored, the water at Semitropic. During the third quarter, Vidler sold 3,691 acre-feet of this water to a federal agency for $509,000. Revenues also increased year over year in the third quarter due to $109,000 higher agricultural lease income and $113,000 of revenue earned from an option granted over a water asset. The third quarter pre-tax loss declined $284,000 to $376,000, primarily because the gain on the sale of the water offset higher operations and maintenance expenses and interest costs resulting from the expansion of Vidler's asset base during 1999.

         During the first nine months of 2000, revenues increased by $1.1 million to $1.6 million, due to the $509,000 water sale, a $410,000 increase in agricultural lease income, and the $113,000 from the option. The pre-tax loss of $2.2 million for the nine months was $189,000 higher than in 1999, primarily because the gain on the sale of the water was more than offset by higher operations and maintenance expenses and interest costs.

PROPERTY & CASUALTY INSURANCE
         Third quarter segment revenues were $255,000 higher than in 1999 at $9.9 million, primarily due to a $200,000 improvement in investment-related income. The segment profit of $161,000 represents a $227,000 decline from last year due to a higher loss and loss adjustment expense ratio--that is, claims expenses as a percentage of premium income. Sequoia posted a third quarter profit of $184,000, down $439,000 from the preceding year, while Citation reported a loss of $24,000, which was $211,000 smaller than the $235,000 loss recorded in the third quarter of 1999.

         For the first nine months, property & casualty insurance revenues declined by $962,000, due to $1.9 million lower earned premiums, partly offset by higher revenues in other areas. The segment profit fell $1 million to $695,000 due to higher loss and loss adjustment expense ratios. For the nine months, Sequoia reported income before taxes of $253,000 this year, compared to $1.4 million in 1999, and Citation reported pre-tax income of $442,000, up from $384,000 in 1999.

MEDICAL PROFESSIONAL LIABILITY INSURANCE
         As expected during the "run off" of loss reserves in this segment, lower investment balances led to a 14.8% decline in investment income and total revenues to $509,000 in the third quarter, and a 14.6% decline to $1.5 million in the first nine months of 2000. The pre-tax loss increased by $130,000 to $352,000 in the quarter, but declined by $24,000 to $892,000 in the nine months.

LONG-TERM HOLDINGS
         This segment is comprised of investments where we own less than 50% of the company, and subsidiaries which are not large enough to comprise a segment. Our largest long-term holdings are HyperFeed Technologies, Inc., Jungfraubahn Holding AG, and Australian Oil & Gas Corporation Limited. Our investment in HyperFeed is accounted for under the equity method. Starting this quarter, we are also accounting for Jungfraubahn Holding AG under the equity method. We have restated our results for all periods presented in these financial statements to present our investment in Jungfraubahn under the equity method of accounting.

         In the third quarter of 2000, the segment reported investment losses in excess of revenues of $7 million, compared to revenues of $1.4 million in 1999. For the first nine months of 2000, investment losses in excess of revenues of $7.2 million compared to revenues of $4.1 million in the first nine months of 1999. The principal reason for the revenue decline is that the 1999 periods included realized gains of $817,000 for the quarter and $3.8 million for the nine months, compared to net realized losses of $7.1 million and $7.7 million in the quarter and the nine months this year.

         Principally due to the realized losses on Conex and MKG and operating losses from Conex before its sale, the third quarter segment loss was $7.3 million in 2000, compared to a $1.1 million loss in 1999. The nine-month segment loss was $12.6 million, up from a $1.7 million loss in 1999.

         The segment result does not reflect the difference between the carrying value and the potential market value of our largest long-term investments. This is detailed later in this report.


LAND, MINERALS AND RELATED WATER RIGHTS
---------------------------------------

                       NEVADA LAND & RESOURCE COMPANY, LLC

                               THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                 ---------------------------         -----------------------------
                                   2000             1999                2000               1999
                                 --------         ----------         ----------         ----------
REVENUES:
Sale of Land                     $245,000         $1,372,000         $1,071,000         $1,783,000
Lease and Other Revenues          364,000            922,000            782,000          1,413,000
                                 --------         ----------         ----------         ----------
Total Segment Revenues           $609,000         $2,294,000         $1,853,000         $3,196,000
                                 ========         ==========         ==========         ==========

                                 --------         ----------         ----------         ----------
INCOME (LOSS) BEFORE TAX         $168,000         $ ( 20,000)        $  212,000         $  131,000
                                 ========         ==========         ==========         ==========

         Nevada Land & Resource Company, LLC owns approximately 1,274,407 acres of deeded land in northern Nevada, and the mineral rights and water rights specifically related to that property.

         Nevada Land recognizes revenue, and the resulting gross profit or loss, from a land sale when the transaction closes. On closing, the sale proceeds are recorded as revenue, and a gain or loss is recognized depending on the cost basis of the land which was sold. Therefore, because the date of closing determines the accounting period in which the sales revenue and gain are recorded, Nevada Land's reported revenues and income can fluctuate from quarter to quarter depending on the closing of specific transactions.

         In the third quarter of 2000, Nevada Land closed the sale of approximately 1,759 acres of land at an average price of $139.37 per acre. During the first nine months, the sale of approximately 9,583 acres of land closed at an average price of $111.76 per acre. These sale prices compare to the average cost of $34.92 per acre for the land component when PICO acquired Nevada Land.

         Nevada Land generated total revenues of $609,000 in the third quarter of 2000, made up of $245,000 in proceeds from the sale of land and $364,000 of other operating revenues. Nevada Land's income for the quarter was $168,000.

         In the third quarter of 1999, revenues were $2.3 million, comprised of $1.4 million of land sales proceeds and $922,000 of other revenues, which included an easement fee of $150,000. The segment loss for the quarter was $20,000. The primary causes of the year over year improvement in segment income were a significantly higher gross profit from the sale of land and reduced professional expenses this year.

         For the first nine months of 2000, Nevada Land reported total revenues of $1.9 million, comprised of $1.1 million in land sales proceeds and $782,000 in recurring operating revenues. Segment income was $212,000. In the first nine months of 1999, Nevada Land generated revenues of $3.2 million, comprised of $1.8 million in land sales proceeds and other revenues of $1.4 million. Segment income for the nine months in 1999 was $131,000. The improvement in segment income was principally due to a higher gross profit on land sales in 2000.

         With completed sales of $1.1 million through October 31, and approximately $4.2 million of land and water right sales in escrow and scheduled to close before the end of the year, Nevada Land should come close to achieving its target of meeting or exceeding 1999's $5.8 million in sales of land and water rights.

         Progress continues on a number of possible sale and exchange transactions involving significantly larger parcels of land. It can take several years to complete land exchange transactions.

         Nevada Land has applied for additional water rights for the beneficial use of irrigating arable land. Where applications are successful, the value and marketability of the associated land will usually increase. During the first quarter of 2000, Nevada Land submitted applications for 20,480 acre-feet of water to irrigate 5,120 acres of land. Further applications were filed recently, as part of a program to file applications for an additional 30,720 acre-feet of water rights to irrigate 7,680 acres of land before the end of 2000.


WATER RIGHTS AND WATER STORAGE ASSETS
-------------------------------------

                           VIDLER WATER COMPANY, INC.

                                      THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                      ------------------------------          --------------------------------
                                         2000               1999                 2000                  1999
                                      ---------          -----------          -----------          -----------
REVENUES:
Sale of water                       $   509,000                               $   509,000
Agricultural lease revenues             216,000          $   107,000              729,000          $   319,000
Water service revenues                   47,000               34,000              134,000              159,000
Other revenues                          165,000                2,000              183,000                4,000
                                    -----------          -----------          -----------          -----------
Total Segment Revenues              $   937,000          $   143,000          $ 1,555,000          $   482,000
                                    -----------          -----------          -----------          -----------

EXPENSES:
Depreciation and amortization          (220,000)            (199,000)            (636,000)            (607,000)
Interest                               (200,000)             (85,000)            (604,000)            (471,000)
Operations and maintenance             (863,000)            (519,000)          (2,346,000)          (1,380,000)
Other                                   (30,000)                                 (134,000)
                                    -----------          -----------          -----------          -----------
                                     (1,313,000)            (803,000)          (3,720,000)          (2,458,000)

                                    -----------          -----------          -----------          -----------
LOSS BEFORE TAX                     $  (376,000)         $  (660,000)         $(2,165,000)         $(1,976,000)
                                    ===========          ===========          ===========          ===========

         This segment is comprised of two distinct but inter-related activities: the ownership and development of water rights in Nevada, Arizona, and Colorado; and our interests in water storage facilities in Arizona and California.

         After we entered the water business, most of the assets we acquired were not ready for immediate commercial use. There has been a considerable lead-time in developing and commercializing these assets to the point of cash flow generation. While we believe that significant value has been created from these efforts, this is not reflected in our financial statements because most of the Company's significant assets are not yet generating cash flow. Our current priority is to develop that cash flow. In the meantime, the segment is incurring costs associated with the development of assets and expansion of the water rights portfolio, which will not result in positive cash flow and earnings until future years.

         In the third quarter of 2000, Vidler generated total revenues of $937,000, which includes $509,000 from the sale of water, $216,000 from leasing agricultural land, a $113,000 option fee earned, and $47,000 from leasing some of the Company's Colorado water assets. In the third quarter of 1999, total revenues of $143,000 included $107,000 of agricultural lease income and $34,000 of revenue from water assets.

         Earlier this year, Vidler purchased water for its own account and banked, or stored, this water at Semitropic until it could be resold. During the third quarter, Vidler sold 3,891 acre-feet of this water to a federal agency for $509,000.

         The growth in revenue from leasing agricultural land reflects the larger amount of land leased to farmers following Vidler's acquisition of various farm properties in the Harquahala Valley during 1999.

         Compared to the third quarter of 1999, revenues rose by $794,000 and expenses increased by $510,000, resulting in a segment pre-tax loss of $376,000. The pre-tax loss for the third quarter of 1999 was $660,000. The main factor in the reduced segment loss was the gross profit on the sale of the water, which offset higher expenses for operations and maintenance and interest, both resulting from the expansion of Vidler's asset base during 1999.

         For the first nine months of 2000, Vidler generated total revenues of $1.6 million, including $729,000 from leasing agricultural land, the $509,000 water sale, and $134,000 from leasing some of the Company's Colorado water assets. The pre-tax loss for the nine months was $2.2 million. In the first nine months of 1999, Vidler generated total revenues of $482,000, including $319,000 from leasing agricultural land and $159,000 from leasing water assets in Colorado, and the pre-tax loss was $2 million. Revenues increased $1.1 million year over year, but expenses rose $1.3 million, resulting in a $189,000 larger segment loss. The principal factors leading to the increased segment loss were increases of almost $1 million for operations and maintenance expense and $133,000 for interest, which were partly offset by the gain from the sale of water.

         The Colorado water assets, which generated the $47,000 in revenue during the quarter and $134,000 for the nine months, are leased in perpetuity. The lease payments are indexed for inflation, subject to a 3% minimum annual increase. Once a water right has been leased in perpetuity, it cannot be leased again unless the lease is canceled (if the contract allows for cancellation). Consequently, revenue growth beyond the limits of the CPI escalators on the Colorado leases will have to come from income from other leases, the commercial development of other existing assets, and the acquisition of additional water rights and water-related assets for subsequent lease or sale. If water rights are sold, that will reduce the future revenue stream until the asset is replaced.

         Our 1999 Form 10-K contains a detailed description of our water rights and water storage assets, and our first and second quarter 2000 Form 10-Q reports describe any significant developments affecting these assets which occurred during the first half. The following section updates this information where necessary, and outlines new developments during the third quarter and the month of October:


WATER RIGHTS
------------

SANDY, NEVADA

         Vidler has applied for approximately 2,000 acre-feet of water rights near Sandy, Nevada. Subject to the water rights being permitted, which could happen before the end of 2000, preliminary agreement has been reached to supply the underlying water to support additional growth at Primm, Nevada, a town in the fast-growing Interstate 15 corridor. We expect the transaction to close shortly after the water rights have been permitted.

HARQUAHALA VALLEY WATER RIGHTS

         Vidler controls approximately 55,913 acre-feet of transferable ground water in the Harquahala Valley, which is located in La Paz County, approximately 75 miles northwest of metropolitan Phoenix, Arizona.

         Under state legislation, the Central Arizona Canal Project is committed to convey up to 20,000 acre-feet of Harquahala ground water to cities and communities in Arizona as an assured municipal water supply. Vidler is able to supply this water and is meeting with communities and developers in the Phoenix metropolitan area, some of whom need to secure further water supply to support expected growth. Vidler expects to enter the first such agreement within the next 6 to 12 months.

         There is also demand for water within the Harquahala Valley itself. Earlier in the year, we disclosed that Vidler had granted an electricity-generating company a 24-month option to purchase 1,700 acres of land and the associated 5,100 acre-feet of water rights for $7.1 million. The purchase price represents $4,200 per acre of land, or $1,400 per acre-foot of water. On October 18, 2000, the electricity-generating company announced that it planned to construct a 1,080-megawatt natural gas-fired merchant generating facility in La Paz County, Arizona. The electricity-generating company has indicated that it may wish to acquire more land and water from Vidler than covered by the original option agreement, and that it intends to exercise the option, possibly before the end of 2000.

LINCOLN COUNTY PUBLIC/PRIVATE JOINT VENTURE ("THE MESQUITE PROJECT")

         The joint venture is carrying out a drilling program to support its applications for more than 100,000 acre-feet of water rights in Lincoln County, Nevada. The joint venture intends to supply water to rapidly growing communities in southern Nevada. In addition to the previously announced agreement to supply developers near Mesquite with 17,000 acre-feet of water, tentative agreement has been reached to supply an electricity-generating company with a minimum of 6,700 acre-feet of water, and a maximum of 9,000 acre-feet of water, at $3,300 per acre-foot. The sale of the water is subject to the electricity-generating company obtaining permitting for a new power plant, and then financing, which could take 2 to 3 years.

         We are pursuing similar joint ventures with other Nevada counties.

ADDITIONAL RANCH PROPERTIES IN NEVADA

         In July 2000, Vidler invested more than $10 million in two water-righted ranch properties in northern Nevada:

o we purchased a 51% interest in Fish Springs Ranch, LLC and a 50% interest in Vidler Brown, LLC. These partnerships own the 8,600 acre Fish Springs Ranch, and more than 8,000 acre-feet of permitted, transferable water rights. Fish Springs Ranch is located in Honey Lake Valley in Washoe County, 40 miles north of Reno, Nevada.

         Fish Springs can supply 8,000 acre-feet of water to customers in Nevada's north valleys where water is in strong demand and there are few alternative sources of supply. Vidler is already negotiating with potential customers, including an industrial user and developers in Washoe County. An additional source of demand could come from Lemmon Valley, a north valley which is currently over-pumping its aquifer; and

o we purchased Robison Ranch, which is located in White Pine County, approximately 40 miles west of Ely, Nevada. The property is now known as Spring Valley Ranches. The real estate assets acquired consist of approximately 9,800 acres of deeded land, and 500,000 acres of Forest Service and Bureau of Land Management allotment land. We believe that the land has significant environmental value to federal agencies, making it suitable for a land exchange transaction.

         In addition, we intend to develop up to 20,000 acre-feet of water rights related to the property. It is anticipated that the long-term end-users of water from White Pine County, and the other northern counties of Nevada, will be located in Southern Nevada, particularly in Clark County, which includes the City of Las Vegas and surrounding municipalities.

         These investments were made as part of Vidler's strategy of increasing its ownership of water rights in Nevada, which has been the fastest-growing state in the nation for more than 5 years. It has been publicly stated that the northern counties are the only practical source of water to support the continued growth of Southern Nevada. We are considering further property purchases and joint venture opportunities to increase the quantity of water available to Vidler in northern Nevada.

COLORADO WATER ASSETS

         A definitive agreement has been concluded to sell water rights to the City of Golden, Colorado for $1 million in cash. This transaction is expected to close by the end of 2000.

         We have granted the City options to acquire other water rights. The present value of the aggregate exercise price is approximately $1.6 million.


WATER STORAGE OPERATIONS
------------------------

VIDLER ARIZONA RECHARGE FACILITY

         Vidler has received the final permit required to operate a full-scale recharge facility at its water storage site in the Harquahala Valley. Vidler estimates that the full-scale facility will have more than 1 million acre-feet of storage capacity. The permit allows Vidler to "recharge," or put into storage, up to 100,000 acre-feet of water per annum.

         Vidler expects construction to be completed by the end of 2000, at a cost of less than $9 million.

         The Arizona Water Banking Authority has directed its staff to begin negotiations to utilize the Vidler Arizona Recharge Facility to "bank," or store, Arizona water supplies. We expect to enter the first agreement to store water, and to begin recharging water and generating cash flow from the facility, in 2001.

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

     The most recent of these joint ventures is a Water Resource Planning Memorandum of Understanding which was signed on November 1, 2000 with the MUDDY RIVER IRRIGATION DISTRICT in Nevada. Under the agreement, Vidler will work with the Irrigation District to maximize the efficiency of its irrigation system, and then evaluate opportunities to commercially utilize water which is surplus to irrigation needs.


PROPERTY AND CASUALTY INSURANCE
-------------------------------

                                        THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------          ----------------------------------
                                           2000                 1999                  2000                  1999
                                        -----------          -----------          ------------          ------------
REVENUES (CHARGES):
Sequoia - Earned Premiums               $ 8,279,000          $ 4,134,000          $ 23,112,000          $ 12,675,000
Citation - Earned Premiums                   (6,000)           4,134,000               352,000            12,675,000
Investment Income                         1,405,000            1,237,000             3,882,000             3,660,000
Realized Investment Gain (Loss)              32,000                                    105,000              (185,000)
Other                                       218,000              168,000               926,000               513,000
                                        -----------          -----------          ------------          ------------
Total Segment Revenues                    9,928,000            9,673,000            28,377,000            29,338,000
                                        -----------          -----------          ------------          ------------

EXPENSES:
Loss & Loss Adjustment Expense           (5,958,000)          (5,728,000)          (16,932,000)          (16,731,000)
Underwriting Expenses                    (3,809,000)          (3,557,000)          (10,750,000)          (10,873,000)
                                        -----------          -----------          ------------          ------------
                                         (9,767,000)          (9,285,000)          (27,682,000)          (27,604,000)
                                        -----------          -----------          ------------          ------------

INCOME BEFORE TAXES:
Sequoia Insurance Company                   184,000              623,000               253,000             1,351,000
Citation Insurance Company                  (23,000)            (235,000)              442,000               384,000
                                        -----------          -----------          ------------          ------------
SEGMENT INCOME BEFORE TAXES             $   161,000          $   388,000          $    695,000          $  1,735,000
                                        ===========          ===========          ============          ============

         This segment is comprised of the California-based property and casualty insurance subsidiaries Sequoia Insurance Company and Citation Insurance Company.

         In the third quarter of 2000, total segment revenues of $9.9 million included earned premiums of $8.3 million, $1.4 million in investment income, and $32,000 in realized gains from the sale of portfolio investments. In the third quarter of 1999, segment revenues were $9.7 million, including earned premiums of $8.3 million, and investment income of $1.2 million. After expensing goodwill of $74,000 from the Personal Express Insurance Services, Inc. acquisition, segment income before taxes for the quarter was $161,000 in 2000, compared to $388,000 in 1999.

         In the first nine months of 2000, segment revenues of $28.4 million included $23.5 million in earned premiums, $3.9 million in investment income, and realized gains of $105,000. This compares to segment revenues of $29.3 million, earned premiums of $25.4 million, investment income of $3.7 million, and realized losses of $185,000 in the first nine months of 1999. After expensing $124,000 of goodwill from the Personal Express acquisition, segment income before taxes for the nine months was $695,000 in 2000, compared to $1.7 million in 1999.

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

         In 1998 and 1999 Sequoia and Citation "pooled," or shared, most premiums and expenses. From January 1, 2000, the pooling arrangement was terminated. Sequoia now writes all business in the states of California and Nevada, and Citation only writes renewal business in Arizona. Due to the termination of the pooling arrangement, and the fact that all business in California and Nevada had been transitioned to Sequoia in recent years, Sequoia accounted for virtually all of the segment's earned premium.

         The individual results of Sequoia and Citation are not directly comparable to prior years due to the cancellation of the pooling agreement, and Sequoia's results are no longer directly comparable due to the Personal Express acquisition.

         When an insurance company writes a policy, the amount of the premium is referred to as "written" premium; however the premium is recognized as revenue, or "earned," over the term of the policy. Therefore, there is a time lag before a change in the volume of "written" premium is reflected in the amount of "earned" premium that an insurance company reports as revenue.

         In the third quarter of 2000, the segment's earned premiums increased fractionally from the third quarter of 1999; however, over the first nine months, earned premiums were 7.4% below 1999 levels. Due to the time lag between a policy being written and the premium being earned, the drop in earned premiums for the nine months reflects the declining volume of business which Sequoia and Citation were writing in 1999. From January 2000, Sequoia began to experience growth in written premiums from its existing business. Beginning in the third quarter, this is now leading to growth in earned premium.

         In the first nine months of 2000, Sequoia's written premiums were 26.0% higher than in the same period in 1999. Written premiums grew 2.6% in the first quarter, 11.8% in the second quarter, and 64.5% in the third quarter. The second and third quarter numbers include new revenues from Personal Express. In mid-May, Sequoia began to write new policies which were generated by the Personal Express Bakersfield office. From July 1, which was the start of the third quarter, the amount of premium written with Personal Express customers increased significantly, because Sequoia also had the opportunity to renew existing policies for clients of the Bakersfield office as these expired with the former carrier.

         In the third quarter, reflecting a full three months contribution from Personal Express, written premiums in personal lines of insurance increased almost seven-fold, or $3 million, to $3.6 million. Due to the fixed nature of some costs, Sequoia's management anticipates that operating expenses will increase at a slower rate than premium volume. This should have the effect of reducing Sequoia's average operating expense per policy and underwriting expense ratio.

         During the third quarter, Sequoia had written premiums of $10.7 million in commercial lines of insurance. This represents an increase of $2.5 million, or 31.3%, over the same quarter in 1999. During the second quarter, A.M. Best Company, a leading insurance company rating service, increased its rating for Sequoia from "B++" (Very Good) to "A-" (Excellent). The rating upgrade allowed Sequoia to compete for business in a new market segment--customers who can only purchase insurance from companies with an "A" rating--and was the principal cause of the growth in commercial insurance premium volume this quarter.

         In the third quarter of 2000, Sequoia produced total revenues of $9.2 million, including $8.3 million in earned insurance premiums and $773,000 in investment income. After expensing $74,000 of Personal Express goodwill, pre-tax income for the third quarter was $184,000, compared to $623,000 in the third quarter of 1999.

         For the first nine months of 2000, Sequoia generated total revenues of $25.5 million, including $23.1 million in earned insurance premiums and $1.9 million in investment income. After expensing $124,000 of Personal Express goodwill, Sequoia earned $253,000 in the first nine months, compared to $1.4 million in 1999. The $1.1 million decrease in nine month income is principally caused by Sequoia's loss and loss adjustment expense ratio--that is, claims expenses as a percentage of premium income--remaining above the long-term average, particularly in the first quarter when a loss of $349,000 was incurred.

         Sequoia's "combined ratio," a ratio which is commonly used to analyze the performance of insurance companies, calculated on the basis of generally accepted accounting principles was:

SEQUOIA'S GAAP INDUSTRY RATIOS
------------------------------

                                          THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                2000           1999              2000           1999
                                               -----          -----             -----          -----
Loss and Loss Adjustment Expense Ratio          65.5%          53.8%             67.0%          57.7%
Underwriting Expense Ratio                      42.9%          43.7%             42.4%          43.7%
                                               -----          -----             -----          -----
Combined Ratio                                 108.4%          97.5%            109.4%         101.4%
                                               =====          =====             =====          =====

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

         Citation's third quarter revenues of $774,000 include $633,000 of investment income. Citation generated a pre-tax loss of $24,000 for the quarter, compared to a pre-tax loss of $235,000 last year. Citation's loss in the 1999 quarter was caused by a $553,000 charge which was taken to increase loss reserves in the artisan/contractor line of business. Citation stopped writing this type of insurance in 1994, two years prior to the reverse merger with Physicians Insurance Company of Ohio.

         For the nine months, Citation generated $2.8 million in revenues and a $442,000 pre-tax profit, compared to income of $384,000 in 1999 when results were impacted by a $1.2 million charge to increase artisan/contractor loss reserves.

         Citation's combined ratio is not meaningful due to the termination of the pooling arrangement which had a number of unusual effects. For example, Citation now has a small amount of earned premium income relative to its underwriting and other expenses, which distorts the combined ratio.


MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                         THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                             2000               1999                2000                 1999
                                           ---------          ---------          -----------          -----------
REVENUES:
Investment Income, Net of Expenses         $ 509,000          $ 597,000          $ 1,520,000          $ 1,780,000
                                           ---------          ---------          -----------          -----------
Total Segment Revenues                     $ 509,000          $ 597,000          $ 1,520,000          $ 1,780,000
                                           =========          =========          ===========          ===========

                                           ---------          ---------          -----------          -----------
LOSS BEFORE TAX                            $(352,000)         $(222,000)         $  (892,000)         $  (916,000)
                                           =========          =========          ===========          ===========

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

         The investment income recorded in this segment is largely offset by an expense called "reserve discount accretion." Our medical professional liability claims reserves are discounted to reflect the fact that some claims will not be paid until future years, but funds from the corresponding premiums can be invested in the meantime. Each quarter, a portion of this discount is removed and recognized as an expense.

         In the third quarter of 2000, the segment generated investment income and total revenues of $509,000. After $459,000 of reserve discount accretion and operating expenses of $402,000, the segment produced a pre-tax loss of $352,000. In the third quarter of 1999, investment income and segment revenues were $597,000, and the pre-tax loss was $222,000 after reserve discount accretion expense of $544,000, and other expenses of $275,000.

         For the first nine months of 2000, investment income and total revenues were $1.5 million and the pre-tax loss was $892,000 following $1.4 million in reserve discount expense and $1 million in other expenses. The comparable figures for the first nine months of 1999 were revenues of $1.8 million, a pre-tax loss of $916,000, reserve discount expense of $1.6 million, and other expenses of $1.1 million.

         No unusual trends in claims emerged during the first nine months of 2000.

         At September 30, 2000, our medical professional liability loss reserves stood at $47.1 million, net of reinsurance and reserve discount, compared to $49 million at June 30, 2000, and $53.7 million at December 31, 1999.

MEDICAL PROFESSIONAL LIABILITY INSURANCE - LOSS AND LOSS EXPENSE RESERVES
-------------------------------------------------------------------------

                                            SEPTEMBER 30, 2000  JUNE 30, 2000  DECEMBER 31, 1999
                                          ------------------------------------------------------
                                               (in millions)    (in millions)    (in millions)
Direct Reserves                                     $71.7           $74.4            $81.6
Ceded Reserves                                      (18.5)          (18.8)           (20.4)
Discount Of Net Reserves                             (6.1)           (6.6)            (7.5)
                                                    -----           -----            -----
Net Medical Professional Liability Reserves         $47.1           $49.0            $53.7
                                                    =====           =====            =====


LONG-TERM HOLDINGS
------------------

                                   THREE MONTHS ENDED SEPTEMBER  30,         NINE MONTHS ENDED SEPTEMBER  30,
                                   --------------------------------          ---------------------------------
                                      2000                 1999                  2000                  1999
                                   -----------          -----------          ------------          -----------
REVENUES (CHARGES):
Realized Investment Losses         $(7,120,000)         $   817,000          $ (7,693,000)         $ 3,782,000
Investment Income                      673,000              402,000               672,000             (259,000)
Other Income                          (596,000)             168,000              (221,000)             595,000
                                   -----------          -----------          ------------          -----------
Segment Total Revenues             $(7,043,000)         $ 1,387,000          $ (7,242,000)         $ 4,118,000
                                   ===========          ===========          ============          ===========


                                   -----------          -----------          ------------          -----------
LOSS BEFORE TAXES                  $(7,277,000)         $(1,089,000)         $(12,589,000)         $(1,675,000)
                                   ===========          ===========          ============          ===========

         Our largest long-term holdings are HyperFeed Technologies, Inc., Jungfraubahn Holding AG, and Australian Oil & Gas Corporation Limited. The details of our investment in each company at the end of the quarter were:

--------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000                                   CARRYING VALUE     SHARE EQUIVALENTS        CLOSING PRICE (USD)
--------------------------------                     --------------     -----------------        -------------------
CARRYING VALUE BEFORE TAXES:
HyperFeed                        Common & preferred   $ 2,506,000           7,156,538                 $2.28
                                 Warrants               8,315,000           4,055,195                Unlisted
                                                      ------------         -----------
                                 Total                $10,821,000          11,211,733

Jungfraubahn (now at equity)     Common                23,362,000             112,672          $168.40 -- see below
Australian Oil and Gas           Common                 8,140,000           8,426,044                 $0.966
                                                      ------------
Total carrying value before
  taxes                                               $42,323,000

Deferred taxes                                           (736,000)
                                                      ------------
CARRYING VALUE, NET OF TAXES                          $41,587,000
                                                      ============
--------------------------------------------------------------------------------------------------------------------

         Starting this quarter, we are now accounting for our investment in Jungfraubahn under the equity method. Our results for all periods presented in these financial statements have been restated as if our investment had always been carried under the equity method of accounting, beginning with our original purchase in 1996. At September 30, 2000, the carrying value under the equity method was $23.4 million before taxes, or $207.35 per Jungfraubahn share, and the market value was $19 million before taxes, or $168.40 per share of Jungfraubahn.

         At September 30, 2000, these three long-term holdings had a potential market value (before taxes) of approximately $52.7 million, and a carrying value (before taxes) of $42.3 million. After allowing for taxes on the net unrealized gains, the tax-effected carrying value of the holdings was $41.6 million, or 19.9% of PICO's shareholders' equity.

         Following the sale of our interest in Summit Global Management, Inc. during the first quarter, and the disposal of our investment in Conex Continental, Inc. during the third quarter, the remaining subsidiary in this segment is SISCOM, Inc.:

o on January 31, 2000, we sold our interest in Summit Global Management, Inc., and its wholly-owned subsidiary Monitor Capital, Inc., for $100,000. Summit Global Management, Inc. had been a subsidiary in this segment until its sale. A $75,000 loss was realized on the sale, which was recognized in the calculation of realized investment losses for the nine months; and

o        on September 8, 2000, we sold our investment in Conex Continental, Inc.
         for nominal consideration. Conex was a consolidated subsidiary in this segment until its sale. Conex contributed a pre-tax loss of $890,000 in the third quarter, and $2.1 million in the first nine months of 2000. A $4.6 million loss was realized on the sale, which is included in realized investment losses for the third quarter and the nine months. After recognizing the related income tax effects, the sale resulted in a $1.8 million reduction in shareholders' equity.

         During the third quarter, we recognized a loss of $2.5 million after writing down the value of a loan made to MKG Enterprises Corp. to $500,000, being estimated realizable value. Including the related income tax benefit, this resulted in a $600,000 reduction in shareholders' equity.

         For the third quarter of 2000, the segment generated investment losses in excess of revenue of $7 million and a pre-tax loss of $7.3 million, primarily due to realized losses on Conex and MKG and operating losses from Conex prior to its sale. In the third quarter of 1999, PICO realized gains of $817,000 from the sale of part of its portfolio of European value stocks. Segment revenues of $1.4 million, and a $1.1 million pre-tax loss were recorded.

         For the first nine months of 2000, the segment generated investment losses in excess of revenue of $7.2 million and a pre-tax loss of $12.6 million, primarily due to realized losses on Conex and MKG and operating losses from Conex until its sale. In the first nine months of 1999, PICO recorded realized gains of $3.8 million, segment revenues were $4.1 million, and the pre-tax loss was $1.7 million.

         Highlights in the Long-Term Holdings segment included:

o on September 5, 2000, Jungfraubahn Holding AG announced its results for the first 6 months of 2000. Revenues rose 28.8% to 51.1 million Swiss Francs (CHF), EBIT (earnings before interest and tax) improved almost 5 times to CHF10.9 million, and net income reached CHF8.1 million. EPS for the first 6 months was CHF13.9. At September 30, the price of Jungfraubahn was CHF292, and the prevailing Swiss Franc: US Dollar exchange rate was CHF1.7339 = $US1.00;

o on October 31, 2000, HyperFeed reported third quarter revenue of $12.4 million, EBITDA (earnings before interest, tax, depreciation and amortization) of $2.1 million, and net income of $766,000. HyperFeed's $35.7 million in revenues for the first 9 months has already surpassed 1999's full-year revenue of $33.1 million. This was also HyperFeed's second consecutive profitable quarter; and

o during the quarter, PICO invested $201,000 to increase its investment in AOG to 17.98% (8,426,044 shares) at September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES--THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         PICO Holdings, Inc. is a diversified holding company. Our assets primarily consist of investments in our operating subsidiaries, investments in other public companies, and cash and cash equivalents. At September 30, 2000, on a consolidated basis the Company had $37.7 million in cash and cash equivalents, compared to $62.1 million at June 30, 2000, and $36.7 million at December 31, 1999.

         Our cash flow position fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our investment portfolios. Our primary sources of funds include cash balances, cash flow from operations, and--potentially--the sale of investments, and the proceeds of bank borrowings or offerings of equity and debt. We endeavor to manage our balance sheet to ensure that cash is always available to take advantage of new investment opportunities.

         In broad terms, here is the cash flow profile of our principal operating subsidiaries:

o Nevada Land & Resource Company, LLC is actively selling land which is not part of PICO's long-term utilization plan for the property. Nevada Land's principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. Since these receipts and other revenues exceed Nevada Land's operating costs, Nevada Land is generating strong positive cash flow which provides a potential source of funds to finance other group activities;

o Vidler Water Company, Inc. is currently utilizing cash to purchase water-righted properties, to complete the construction of the Vidler Arizona Recharge Facility, to maintain and develop existing assets, to pursue applications for water rights, and to cover financing and operating expenses. Other group companies are currently providing financing to meet Vidler's on-going expenses and to fund capital expenditure and the purchase of additional water-righted properties.

         None of Vidler's significant water-related assets are generating cash flow yet. As commercial use of these assets begins--which will likely be in 2001--we expect that Vidler will start to generate free cash flow as receipts from leasing water or storage and the proceeds from selling water begin to overtake maintenance capital expenditure, financing costs, and operating expenses. As water lease and storage contracts are signed, we anticipate that Vidler may be able to monetize some of the contractual revenue streams which could provide another potential source of funds;

o over the next 12 to 24 months, we expect that Sequoia Insurance Company will generate positive cash flow from increased written premium volume, resulting from growth in the existing book of business and the Personal Express acquisition. Shortly after a policy is written, the premium is collected and the funds can be invested for a period of time before they are required to pay claims. Any free cash flow generated by Sequoia will likely be deployed in the company's investment portfolio;

o Citation Insurance Company is generating only a minor amount of premium income from renewal business in one state. Most of the funds required to pay claims are coming from the maturity of fixed-income investments in Citation's portfolio; and

o during the "run off" process, Physicians Insurance Company of Ohio and The Professionals Insurance Company are obtaining funds to pay claims from the maturity of fixed-income securities, the realization of investments, and recoveries from reinsurance companies.

         The Ohio and California Departments of Insurance prescribe minimum levels of capital and surplus for insurance companies, and set guidelines for insurance company investments. PICO's insurance subsidiaries aim to structure the maturity of fixed income securities to match the projected pattern of claims payments; however, it is possible that fixed-income and equity securities may occasionally need to be sold at unfavorable times when the bond market and/or the stock market are depressed.

         As shown in the Consolidated Statements of Cash Flow, there was a $996,000 net increase in cash and cash equivalents in the first nine months of 2000, compared to a $30.1 million net decrease in the first nine months of 1999.

         During the first nine months of 2000, $4.8 million of cash was used in Operating Activities. The principal uses of cash were claims payments by our insurance subsidiaries and operating costs at Vidler. In the first nine months of 1999, Operating Activities used cash of $21.8 million, primarily due to the payment of insurance claims.

         In the first nine months of 2000, $44 million of cash was used in Investing Activities. This primarily reflects:

         (a) activity in the investment portfolios of our insurance companies, where the proceeds of cash and cash equivalents and maturing fixed-income securities were reinvested in longer-dated corporate bonds and equities;
         (b) the investment of approximately $14 million in the purchase of two water-righted ranch properties in Nevada and the construction of improvements necessary to recharge water on a commercial scale at Vidler's Arizona water storage facility; and
         (c) the acquisition of Personal Express for approximately $3 million.

         In the first nine months of 1999, Investing Activities used $17.6 million of cash, as the purchase of additional shares in Jungfraubahn and AOG exceeded the proceeds from the sale and maturity of investments.

         The rights offering, which raised $49.8 million in new equity capital in March, resulted in the $49.4 million cash inflow from Financing Activities in the first nine months of 2000. In the first nine months of 1999, there was a $9.6 million net inflow from Financing Activities as Swiss franc borrowings to finance part of PICO's portfolio of European value stocks raised $7 million, the exercise of PICO warrants provided $2.9 million, and the purchase of treasury stock used $292,000.

         At September 30, 2000, PICO had no other significant commitments for future capital expenditures, other than in the ordinary course of business.

         PICO is committed to maintaining Sequoia's capital and statutory surplus at a minimum of $7.5 million. At September 30, 2000, Sequoia had approximately $21.8 million in capital and statutory surplus. PICO also aims to maintain Sequoia's A.M. Best rating at or above its present "A-" (Excellent) level. At some time in the future, this may require the injection of additional capital.


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

         PICO is a diversified holding company with operations in land, minerals and related water rights; water rights and water storage; property and casualty insurance; medical professional liability insurance; and other long-term holdings. Each of these areas is unique, complex in nature, and difficult to understand. In particular, water rights is a developing industry within the western United States with very little historical data, very few experts and a limited following of analysts. Because we are so complex, analysts and investors may not be able to adequately evaluate our operations, and PICO in total. This could cause them to make inaccurate evaluations of our stock, or to overlook PICO, in general. These factors could have a negative impact on the trading volume and price of our stock.

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

         We do not know of any reliable statistical data that would enable us to predict the probability of success or failure of our investments, or to predict the availability of suitable investments at the time we have available cash. You will be relying on the experience and judgment of management to locate, select and develop new acquisition and investment opportunities. Sufficient opportunities may not be found and this business strategy may not be successful. We have made a number of investments in the past that have been highly successful, such as Fairfield Communities, Inc., which we sold in 1996, and Resource America, Inc., which we sold in 1997. We have also made investments that have lost money, such as our approximate $4 million loss from the Korean investments in 1997, an approximate $5 million write-down of investments in 1998, a $3.2 million write-down of an oil and gas investment in 1999, and $7.1 million in investment losses in the third quarter of 2000. We reported net realized investment gains in 1999 of $441,000 and gains of $21.4 million in 1997; however, we reported a net realized investment loss of $4.4 million for 1998. We reported a net unrealized investment gain of $675,000 at December 31, 1999, and a net unrealized loss of $4.9 million at September 30, 2000.

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

         To successfully manage newly acquired companies, we must, among other things, continue to attract and retain key management and other personnel. The diversion of the attention of management from the day-to-day operations, or difficulties encountered in the integration process, could have a material adverse effect on our business, financial condition, and the results of operations and cash flows.

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

IF WE UNDERESTIMATE THE AMOUNT OF INSURANCE CLAIMS, OUR FINANCIAL CONDITION COULD BE MATERIALLY MISSTATED AND OUR FINANCIAL CONDITION COULD SUFFER

         Our insurance subsidiaries may not have established reserves adequate to meet the ultimate cost of losses arising from claims. It has been, and will continue to be, necessary for our insurance subsidiaries to review and make appropriate adjustments to reserves for claims and expenses for settling claims. Inadequate reserves could have a material adverse effect on our business, financial condition, and the results of operations and cash flows. Inadequate reserves could cause our financial condition to fluctuate from period to period and cause our financial condition to appear to be better than it actually is for periods in which insurance claims reserves are understated. In subsequent periods when we discover the underestimation and pay the additional claims, our cash needs will be greater than expected and our financial the results of operations for that period will be worse than they would have been had our reserves been accurately estimated originally.

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

         Significant increases in the reserves may be necessary in the future, and the level of reserves for our insurance subsidiaries may be volatile in the future. These increases or volatility may have an adverse effect on our business, financial condition, and the results of operations and cash flows.

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

         Failure to meet one or more reserve levels may result in state regulators requiring the insurance company to submit a business plan demonstrating achievement of the required reserve levels. This may include the addition of capital, a restructuring of assets and liabilities, or changes in operations. At or below certain lower reserve levels, state regulators may supervise the operation of the insurance company and/or require the liquidation of the insurance company. Such insurance department actions could adversely affect our business, financial condition, and the results of operations and cash flows and decrease the value of our investments in our insurance subsidiaries. If the insurance departments were to require changes in the operations of our insurance subsidiaries, we may incur additional expenses and we may lose customers. If the insurance departments were to require additional capital in our insurance subsidiaries or a restructuring of our assets and liabilities, our investment returns could suffer. If the insurance departments were to place our insurance companies under their supervision, we would lose customers, our revenues may decrease more rapidly than our expenses, and our investment returns would suffer. We may even lose part or all of our investments in our insurance subsidiaries if our insurance subsidiaries are liquidated by the insurance departments.

WE MAY BE INADEQUATELY PROTECTED AGAINST MAN MADE AND NATURAL CATASTROPHES, WHICH COULD REDUCE THE AMOUNT OF CAPITAL SURPLUS AVAILABLE FOR INVESTMENT OPPORTUNITIES

         As with other property and casualty insurers, operating results and financial condition can be adversely affected by volatile and unpredictable natural and man-made disasters, such as hurricanes, windstorms, earthquakes, fires, and explosions. Our insurance subsidiaries generally seek to reduce their exposure to catastrophic events through individual risk selection and the purchase of reinsurance. Our insurance subsidiaries' estimates of their exposures depend on their views of the possibility of a catastrophic event in a given area and on the probable maximum loss created by that event. While our insurance subsidiaries attempt to limit their exposure to acceptable levels, it is possible that an actual catastrophic event or multiple catastrophic events could significantly exceed the maximum loss anticipated, resulting in a material adverse effect on our business, financial condition, and the results of operations and cash flows. Such events could cause unexpected insurance claims and expenses for settling claims well in excess of premiums, increasing cash needs, reducing surplus and reducing assets available for investments. Capital invested in our insurance companies may produce inferior investment returns as a result of these additional funding requirements.

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

OUR INSURANCE SUBSIDIARIES COULD BE DOWNGRADED WHICH WOULD NEGATIVELY IMPACT OUR BUSINESS

         Our insurance subsidiaries' ratings may not be maintained or increased, and a downgrade would likely adversely affect our business, financial condition, and the results of operations and cash flows. A.M. Best Company's ("A.M. Best") ratings reflect the assessment of A.M. Best of an insurer's financial condition, as well as the expertise and experience of its management. Therefore, A.M. Best ratings are important to policyholders. A.M. Best ratings are subject to review and change over time. Failure to maintain or improve our A.M. Best ratings could have a material adverse effect on the ability of our insurance subsidiaries to underwrite new insurance policies, as well as potentially reduce their ability to maintain or increase market share. Management believes that many potential customers will not insure with an insurer that carries an A.M. Best rating of less than B+, and that customers who do so will demand lower rates.

         Our insurance subsidiaries are currently rated as follows:

o        Sequoia Insurance Company                   A- (Excellent)
o        Citation Insurance Company                  B+ (Very Good)
o        Physicians Insurance Company of Ohio        NR-3 (rating procedure inapplicable)
o        The Professionals Insurance Company         NR-3 (rating procedure inapplicable)

POLICY HOLDERS MAY NOT RENEW THEIR POLICIES, WHICH WOULD UNEXPECTEDLY REDUCE OUR REVENUE STREAM

         Insurance policy renewals have historically accounted for a significant portion of our net revenue. We may not be able to sustain historic renewal rates for our products in the future. A decrease in renewal rates would reduce our revenues. It would also decrease our cash receipts and the amount of funds available for investments and acquisitions. If we were not able to reduce overhead expenses correspondingly, this would adversely affect our business, financial condition, and the results of operations and cash flows.

IF WE ARE REQUIRED TO REGISTER AS AN INVESTMENT COMPANY, THEN WE WILL BE SUBJECT TO A SIGNIFICANT REGULATORY BURDEN

         At all times we intend to conduct our business so as to avoid being regulated as an investment company under the Investment Company Act of 1940. However, if we were required to register as an investment company, our ability to use debt would be substantially reduced, and we would be subject to significant additional disclosure obligations and restrictions on our operational activities. Because of the additional requirements imposed on an investment company with regard to the distribution of earnings, operational activities and the use of debt, in addition to increased expenditures due to additional reporting responsibilities, our cash available for investments would be reduced. The additional expenses would reduce income. These factors would adversely affect our business, financial condition, and the results of operations and cash flows.

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

OUR FUTURE WATER REVENUES ARE UNCERTAIN AND DEPEND ON A NUMBER OF FACTORS, WHICH MAY MAKE OUR REVENUE STREAMS AND PROFITABILITY VOLATILE

         We engage in various water rights acquisition, management, development, and sale and lease activities. Accordingly, our long-term future profitability will be primarily dependent on our ability to develop and sell or lease water and water rights, and will be affected by various factors, including timing of acquisitions, transportation arrangements, and changing technology. To the extent we possess junior or conditional water rights, such rights may be subordinated to superior water right holders in periods of low flow or drought.

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

OUR WATER ACTIVITIES MAY BECOME CONCENTRATED IN A LIMITED NUMBER OF ASSETS, MAKING OUR GROWTH AND PROFITABILITY VULNERABLE TO FLUCTUATIONS IN LOCAL ECONOMIES AND GOVERNMENTAL REGULATIONS

         In the future, we anticipate that a significant amount of Vidler's revenues and asset value will come from a limited number of assets, including our water rights in the Harquahala Valley and the Vidler Arizona Recharge Facility.

         Historically, a majority of Vidler's water service revenue has come from our Colorado water assets. Although we continue to acquire and develop additional water assets, in the foreseeable future we anticipate that our revenues will still be derived from a limited number of assets.

THE PRICE OF WATER IS VOLATILE, WHICH CAN HAVE A SIGNIFICANT EFFECT ON OUR COSTS OF ACQUIRING WATER AND THE PRICES AT WHICH WE ARE ABLE TO SELL WATER

         Our profitability is significantly affected by changes in the market price of water. Water prices may in the future fluctuate widely and are affected by climatic, demographic and technologic factors affecting demand.

ENVIRONMENTAL REGULATIONS MAY DETRACT FROM OUR FUTURE REVENUE STREAMS AND PROFITABILITY BY LIMITING OUR CUSTOMER BASE

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

         At the Annual Meeting of Shareholders on October 19, 2000, our shareholders voted to amend the Articles of Incorporation to eliminate the preferred shares. We anticipate that the necessary documentation will be filed with the California Secretary of State shortly, and that the preferred shares will be eliminated by the end of the fourth quarter.

         THE FOREGOING FACTORS, INDIVIDUALLY OR IN THE AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND COULD MAKE COMPARISON OF HISTORIC OPERATING RESULTS AND BALANCES DIFFICULT OR NOT MEANINGFUL.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The Company's bank debt is short-term in nature as the Company generally secures rates for periods of approximately one to three years and therefore approximates fair value. At September 30, 2000, the Company had $71.4 million of fixed maturity securities and mortgage loans, $70.9 million of marketable equity securities that were subject to market risk, and $38.9 million of investments denominated in foreign currencies, primarily Swiss francs. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

         The Company uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage loans, the Company uses duration modeling to calculate changes in fair value. For its marketable securities, the Company uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, the Company uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of a securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $1 million for a 100 basis point increase in interest rates on its fixed securities and mortgage loans. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produced a loss in fair value of $5.8 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of the Company's foreign denominated investments produced a loss of $6.7 million that would impact the unrealized appreciation and foreign currency translation in shareholders' equity.


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




                                        PICO HOLDINGS, INC.


Dated:  November 13, 2000               By: /s/  Gary W. Burchfield
                                           -------------------------------------
                                           Gary W. Burchfield
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                              Officer)

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