Form 10-K405
period 2000-12-31
PICO HOLDINGS INC /NEW
filed 2001-03-29
CIK 830122

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    _________


                                    FORM 10-K

(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-18786

                                  _____________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [ X ]

Approximate aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based on the closing sales price of such stock as reported in the NASDAQ National Market) on March 26, 2001 was $81,477,716. This excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant's common stock.

On March 26, 2001, the Registrant had 12,390,096 shares of common stock, $.001 par value, outstanding, excluding 4,394,127 shares of common stock which are held by the registrant and its subsidiaries.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1)      None.


================================================================================

                               PICO HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                          No.
                                                                                                          ---
PART I...............................................................................................      3

  Item 1.  BUSINESS..................................................................................      3
  Item 2.  PROPERTIES................................................................................     10
  Item 3.  LEGAL PROCEEDINGS.........................................................................     10
  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................     11

PART II..............................................................................................     12

  Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................     12
  Item 6.  SELECTED FINANCIAL DATA...................................................................     13
  Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....     14
      7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS...............................     45
  Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................     46
  Item 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......     83

PART III.............................................................................................     83

  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................     83
  Item 11. EXECUTIVE COMPENSATION....................................................................     85
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................     91
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................     93

PART IV..............................................................................................     94

  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..........................     94

SIGNATURES...........................................................................................    105

                                     PART I

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT OUR INVESTMENT PHILOSOPHY, PLANS FOR EXPANSION, BUSINESS EXPECTATIONS, AND REGULATORY FACTORS. THESE STATEMENTS REFLECT OUR CURRENT VIEWS ABOUT FUTURE EVENTS WHICH COULD AFFECT OUR FINANCIAL PERFORMANCE. ALTHOUGH WE AIM TO PROMPTLY DISCLOSE ANY NEW DEVELOPMENT WHICH WILL HAVE A MATERIAL EFFECT ON PICO, WE DO NOT UNDERTAKE TO UPDATE ALL FORWARD-LOOKING STATEMENTS UNTIL OUR NEXT SCHEDULED FORM 10-K OR FORM 10-Q FILING. YOU SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, BECAUSE THEY ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE LISTED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS, OR FROM OUR PAST RESULTS.


ITEM 1.  BUSINESS

INTRODUCTION

     PICO Holdings, Inc. is a diversified holding company. We acquire interests in companies which our management believes:
-    are undervalued at the time we buy them; and
- have the potential to provide a superior rate of return over time, after considering the risk involved.

     Our over-riding objective is to generate superior long-term growth in shareholders' equity, as measured by book value per share. To accomplish this, we are seeking to build a profitable operating base and to realize gains from our investment holdings. In the long term, we expect that most of the growth in shareholders' equity will come from realized gains on the sale of assets, rather than operating earnings. Accordingly, when analyzing PICO's performance, our management places more weight on increased asset values than on reported earnings.

     Over time, the assets and operations owned by PICO will change. Currently our major activities are:
- owning and developing land and the related mineral rights and water rights through Nevada Land & Resource Company, LLC;
- owning and developing water rights and water storage operations through Vidler Water Company, Inc.;
-    property and casualty insurance;
- "running off" the loss reserves of our medical professional liability insurance companies; and
-    making long term value-based investments in other public companies.

     The address of our main office is 875 Prospect Street, Suite 301, La Jolla, California 92037, and our telephone number is (858) 456-6022.

     Our web-site at www.picoholdings.com contains further material about PICO, our Securities and Exchange Commission filings, and links to other sites, including some of the companies with which we are associated. You should check the site periodically during the year for current press releases and updated information.

HISTORY

     PICO was incorporated in 1981 and began operations in 1982. The company was known as Citation Insurance Group until a reverse merger with Physicians Insurance Company of Ohio on November 20, 1996. After the reverse merger, the former shareholders of Physicians owned approximately 80% of Citation Insurance Group, the Board of Directors and management of Physicians replaced their Citation counterparts, and Citation Insurance Group changed its name to PICO Holdings, Inc. You should be aware that information pre-dating the reverse merger relates to the old Citation Insurance Group only, and does not reflect the performance of Physicians prior to the merger.

MAJOR OPERATING SEGMENTS & SUBSIDIARY COMPANIES

     This section describes our operating segments and lists the important subsidiaries in each segment. Unless otherwise indicated, we own 100% of each subsidiary.

                     LAND, MINERALS AND RELATED WATER RIGHTS

     In April 1997, PICO paid $48.6 million to acquire Nevada Land & Resource Company, LLC, which at the time owned approximately 1,352,723 acres of deeded land in northern Nevada, and the water, mineral, and geothermal rights related to the property.

     Nevada Land is the largest private landowner in Nevada. According to the recent census, Nevada has been the fastest growing state in the United States over the past 10 years, with population growth of 66%. Developable land is relatively scarce in Nevada, as approximately 85% of the land in the state is owned by governmental agencies. In fact, much of Nevada Land's property is checker-boarded in square mile sections with publicly owned land.

     Before we acquired Nevada Land, the property had been under the ownership of a succession of railway companies, to whom it was not a core asset. Accordingly, we believe that the potential of the property had never been fully exploited.

     After acquiring Nevada Land, we completed a "highest and best use study." The study divided the land into 7 major categories and developed strategies to maximize the value of each type of asset. These strategies include:

- land exchanges where Nevada Land transfers parcels of its land in return for land owned by government agencies or private parties. The Bureau of Land Management and other government agencies are motivated to conduct land exchanges for many purposes, including obtaining environmentally sensitive lands for conservation purposes or consolidating their land holdings;
- the sale of land and water assets. There is demand for land and water for a variety of purposes including residential development, residential estate living, farming, ranching, and from industrial users--in particular, electricity-generating companies that wish to locate plants in Nevada to generate electricity for Nevada, California, and other states where demand is growing strongly;
-    the development of land in and around fast-growing towns in northern
     Nevada; and
-    the development of water rights and management of mineral rights.

     During the period from April 23, 1997 to December 31, 2000, Nevada Land received consideration of $14.4 million from the sale and exchange of land and the sale of water rights. This is comprised of $12.4 million in sales of land, $1.3 million of cash and land received in a land exchange transaction, and $624,000 from the sale of water rights.

     A cost basis has been assigned to each category of land and other asset, which, in aggregate, equals Nevada Land's original purchase price. We have sold 97,776 acres and divested a net 8,271 acres in land exchanges. The average price received in land sales has been $126.96 per acre, compared to our average basis of $69.23 per acre sold, and the average cost of $34.94 per acre for all of the land acquired. Looked at another way, the proceeds from selling and exchanging 9.1% of the land acquired represent 29.1% of the cost basis of the land assets at Nevada Land.

     At December 31, 2000, less than 25% of the land in the three highest value categories had been sold. The emphasis has been on selling agricultural land (37.5% by acreage, 32.4% by proceeds) and land which could be used for rural/suburban/urban living (17.2% by acreage, 22.2% by proceeds).

     At December 31, 2000, Nevada Land owned 1,246,676 acres of land. We anticipate continuing to sell parcels of land for residential, agricultural, and industrial use, and that significantly larger parcels could be divested through land exchanges.

                         WATER RIGHTS AND WATER STORAGE

     This segment is comprised of two distinct but inter-related activities: the ownership and development of water rights in Nevada, Arizona, and Colorado; and our interests in water storage facilities in Arizona and California.

     We first entered the water rights and water storage business in 1995, through the acquisition of Vidler Water Company, Inc. Since then, we have acquired, and continue to acquire, additional properties, water rights, and water storage assets. PICO currently owns approximately 96.2% of Vidler.

     We believe that Vidler is one of the leading private companies in the water rights and water storage business in the southwestern United States. The escalating supply/demand imbalance for water in the Southwest is the primary reason that our management identified water as an attractive industry to invest in. There are already disparities between the time and place of highest demand and the time and place where supplies of water are available. Meanwhile, demand continues to rise rapidly, fueled by population growth, economic development, environmental requirements, and the claims of native Americans.

     While there is enough water in the region to meet foreseeable demand, the allocation of this water is inefficient. Examples of inefficiencies which create opportunity for private providers such as Vidler include:
- the majority of water rights are currently controlled by agricultural users. In many locations, there are insufficient water rights controlled by municipal users to meet present and future demand;
- currently there are not effective procedures in place for the transfer of water from private parties with excess supply in one state to end-users in other states; however, regulation and procedures are steadily being developed to facilitate the interstate transfer of water; and
- infrastructure to store water will be required to facilitate interstate transfer and transfers from wet years to dry years. Currently there is limited storage capacity in place.

     The water rights and water storage business is relatively new and complex. For a glossary of terms and more information, please refer to Vidler's web-site at www.vidlerwater.com .

     A water right is the legal right to divert water and put it to beneficial use. Water rights are tradable assets which can be bought and sold. In some states, the use of the water can also be leased. Water law and terminology vary from state to state. The value of a water right depends on a number of factors, including location, the seniority of the right, and whether or not the water is transferable.

     Vidler is engaged in the following activities:
- acquiring water rights, redirecting the water to its highest and best use, and then generating cash flow from either leasing the water or selling the right;
- development of storage and distribution infrastructure, and then generating cash flow from charging customers fees for "recharge" or placing water into storage, and storing water;
-    purchase and storage of water for resale in dry years; and
- working with municipalities and state legislators to facilitate the passing of legislation which will result in the efficient allocation of water.

     Vidler's business involves identifying end-users, namely municipalities, developers or industrial users, in the Southwest who require water, and then locating a source of water and supplying the demand, utilizing the Company's own assets where possible. These assets comprise:
- water rights in the states of Nevada, Arizona, and Colorado. Typically, Vidler acquires water rights in locations where there is current demand or where near-term demand has been clearly identified. Vidler seeks to acquire water rights at prices consistent with their current use, with the expectation of an increase in value if the right can be converted to a higher use. The majority of Vidler's water rights are in Nevada and Arizona, the two states which experienced the most rapid population growth in the past 10 years; and
-    water storage facilities in Arizona and California.

     After a significant acquisition and development period, Vidler's water assets are now in the early stages of generating cash flow. Vidler's current priority is to either monetize or develop recurring cash flow from these assets. On March 19, 2001, Vidler announced its first major water transaction--the sale of 2,165.5 acres of land, and the related 6,496.5 acre-feet of water rights, in the Harquahala Valley ground water basin in Arizona to a unit of Allegheny Energy, Inc. for approximately $9.1 million. This transaction resulted in a pre-tax gain of approximately $2.4 million, which will be recognized in the first quarter of 2001.

     If Vidler is successful in commercially developing its water and water storage assets, revenues could be significantly higher in future years if the company:
- secures significant supply contracts utilizing its water rights in Arizona and Nevada; and
- obtains contracts to store water at its water storage facilities in Arizona and California.

     Vidler has also entered into joint ventures with parties who lack the capital or expertise to commercially develop water rights, and continues to explore additional joint venture opportunities.

         This table details the water rights and water storage assets owned by Vidler at December 31, 2000. Please note that this is intended as a summary, and that all numbers are rounded to the nearest whole digit. Item 7 of this Form 10-K, beginning on page 14, contains more detail about these assets, recent developments affecting them, and the current outlook.

------------------------------------------------------------------------------------------------------------------------------------
NAME OF ASSET & APPROXIMATE LOCATION   BRIEF DESCRIPTION                                     PRESENT COMMERCIAL USE
------------------------------------------------------------------------------------------------------------------------------------
WATER RIGHTS

ARIZONA:

HARQUAHALA VALLEY GROUND WATER BASIN   14,700 acres of irrigated fee title land, plus 320    leased to farmers
LA PAZ & MARICOPA COUNTIES             acres under option, and 673 acres in escrow
75 miles northwest of metropolitan
Phoenix
                                       3,617 acres of dry (not irrigated) fee title land
                                       1,902 acres of leased state land

                                       44,100 acre-feet (one acre of water one foot deep)    In March 2001, sold 2,165.5 acres of
                                       of transferable ground water, plus an option over     land and the associated 6,496.5
                                       9,786 acre-feet, and 2,019 acre-feet in escrow.       acre-feet of water rights for $9.1
                                       State legislation allows use of the Central Arizona   million to an electricity-generating
                                       Project Aqueduct to convey up to 20,000 acre-feet     Company
                                       from this area to cities and communities in the
                                       Phoenix metropolitan area as an assured
                                       municipal water supply

------------------------------------------------------------------------------------------------------------------------------------
NEVADA:

FISH SPRINGS RANCH, LLC (51%           8,628 acres of deeded ranchland                       the farmland is leased to a cattle
  INTEREST) & V&B, LLC (50%                                                                  rancher on a revenue-sharing basis
  INTEREST)
Washoe County, 40 miles north of Reno  8,000 acre-feet of permitted water rights, which are transferable to the Reno/Sparks area

------------------------------------------------------------------------------------------------------------------------------------
SPRING VALLEY RANCHES                  9,985 acres of deeded land                            Vidler is growing alfalfa (lucerne)
(formerly "Robison Ranch")                                                                   hay, and farming the property itself
White Pine County, 40 miles west of    500,000 acres of Forest Service and Bureau of
  Ely                                  Land Management allotment land

                                       5,832 acre-feet of permitted agricultural water
                                       rights

                                       applications* for 14,500 acre-feet of water rights

------------------------------------------------------------------------------------------------------------------------------------
LINCOLN COUNTY JOINT VENTURE           applications* for more than 100,000 acre-feet of
                                       water rights through a joint venture with Lincoln
                                       County, of which it is currently anticipated that up
                                       to 40,000 acre-feet will be permitted.

                                       agreement to supply a developer with up to 17,000 acre-feet agreement to supply an electricity-generating
                                       company with up to 9,000 acre-feet of water at
                                       $3,300 per acre-foot

------------------------------------------------------------------------------------------------------------------------------------
SANDY                                  application* for 2,000 acre-feet of water rights

                                       agreement to supply water to support
                                       additional growth at Primm, Nevada once the water rights have been permitted

                                       *The numbers indicated for water rights
                                       applications are the maximum amount for which
                                       we have filed. In some cases, we  anticipate that
                                       the actual permits received will be for smaller
                                       quantities.
------------------------------------------------------------------------------------------------------------------------------------
BIG SPRINGS RANCH                                                                            See Note 17, "Commitments and
                                                                                             Contingencies" on page 76

------------------------------------------------------------------------------------------------------------------------------------
NAME OF ASSET & APPROXIMATE LOCATION   BRIEF DESCRIPTION                                     PRESENT COMMERCIAL USE
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
COLORADO:

CLINE RANCH                            600 acre-feet of senior water rights                  agreement for sale in front of Denver \
                                                                                             Water Court

------------------------------------------------------------------------------------------------------------------------------------
VIDLER TUNNEL WATER RIGHTS                                                                   agreement to sell 200 acre-feet of
(the Vidler Tunnel itself was                                                                senior water rights, 640 acre-feet of
divested in                                                                                  junior water rights, and related land
2000)                                                                                        and tunnel assets to the City of
                                                                                             Golden, Colorado

                                                                                             agreement to sell 86 acre-feet of water
                                                                                             rights to East Dillon Water District

                                       163 acre-feet of senior water rights                  65.73 acre-feet leased

------------------------------------------------------------------------------------------------------------------------------------
WET MOUNTAIN                           600 acre-feet of priority water rights


------------------------------------------------------------------------------------------------------------------------------------
WATER STORAGE

Arizona:

Vidler Arizona Recharge Facility       An underground water storage facility with
                                       estimated capacity exceeding 1 million acre-feet
                                       and permitted annual recharge capability of
                                       100,000 acre-feet

------------------------------------------------------------------------------------------------------------------------------------
California:

Semitropic water storage facility      The right to store 185,000 acre-feet of water
                                       underground for 35 years.  This includes the right
                                       to recover up to 41,000 acre-feet in any one year
                                       and minimum guaranteed recovery of 16,650
                                       acre-feet every year

                                       purchase and storage of water for resale in dry       8,846 acre-feet of water "banked" for
                                       years                                                 resale sold 3,691 acre-feet of water to
                                                                                             a federal agency

------------------------------------------------------------------------------------------------------------------------------------


                        PROPERTY AND CASUALTY INSURANCE

         PICO's Property and Casualty Insurance operations are conducted by our California-based subsidiaries Sequoia Insurance Company and Citation Insurance Company. Physicians Insurance Company of Ohio acquired Sequoia in 1995, and merged with Citation in 1996.

         Sequoia's core business is property and casualty insurance in California and Nevada, focusing on the niche markets of farm insurance and small to medium-sized commercial insurance. While Sequoia had written modest amounts of personal insurance in California in previous years, the company's book of business in personal lines of insurance increased significantly following the acquisition of Personal Express Insurance Services, Inc. in May 2000. Personal Express has a unique business model, writing insurance direct with the customer, but with branches providing local service for underwriting and claims. At present Personal Express operates in two central California cities--Bakersfield and Fresno.

         In the past, Citation wrote commercial property and casualty insurance, primarily in California and Arizona. After the merger was completed, we identified redundancy between Citation and Sequoia, and combined the operations of the two companies. After we assumed management of Citation, we tightened underwriting standards significantly and did not renew some business which Citation had written previously. In recent years, all business in California and Nevada was transitioned to Sequoia. Citation ceased writing business at the end of 2000, and is now in "run off." This means that Citation is handling claims arising from its historical business, but not writing new business. The level of investment assets and loss reserve liabilities will decrease as claims are paid with the funds from maturing fixed-income securities.

     Sequoia's management takes a very selective approach to underwriting and aims to earn a profit from underwriting (that is, a profit before investment income). During the period of our ownership of both companies, there have also been a number of management initiatives to improve efficiency and reduce expenses. These include the combination of the operations of Sequoia and Citation, the introduction of an innovative information system, and the re-underwriting of each company's book of business. Despite the disruption which inevitably results from these changes, Sequoia has earned a profit from its insurance activities, before investment income, in 3 of the past 4 years.

     In 1998 and 1999, Citation incurred losses from its insurance business due to a large number of claims in one line of business, artisans/contractors construction defect insurance--which Citation stopped writing in 1995, the year before the merger.

     In this segment, revenues come from premiums earned on policies written and investment income on the assets held by the insurance companies. Typically more than 80% of the insurance company portfolios are invested in fixed-income securities, and up to 20% in equities. The fixed-income portfolios focus on high-quality corporate bonds, and the maturity of securities is laddered to match the projected pattern of claims payouts. The equities portion of the Sequoia and Citation portfolios contains some of PICO's long term investments, as well as a number of small-capitalization value situations.


                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

     Until 1995, Physicians Insurance Company of Ohio and The Professionals Insurance Company wrote medical professional liability insurance, mostly in the state of Ohio. Physicians and Professionals have stopped writing new business and are in "run off."

     As expected during the run-off process, practically all of this segment's revenues come from investment income. The Physicians and Professionals portfolios contain some of our long-term investments. The desire to maximize the return on these holdings was a factor in our decision that the most advantageous alternative was to have Physicians' own claims personnel manage the run-off and for us to retain management of the associated investment portfolios.


                               LONG TERM HOLDINGS

     As well as investing assets held by the insurance subsidiaries as part of their business, PICO sometimes makes investments with its general corporate funds. Where we own less than 50% of the company or the company is too small to constitute a segment of its own, the investment is included in the Long Term Holdings segment.

     PICO invests in companies which our management identifies as undervalued based on fundamental analysis. Typically, the stocks will be selling for less than tangible book value or appraised intrinsic value--that is, what we think the company is worth. Often the stocks will also be trading for low ratios of earnings and cash flow, or on high dividend yields. Additionally the company must have special qualities, such as unique assets, a potential catalyst for change, or it may be in an industry with attractive characteristics.

     We invest for the long term, typically 5 years or more, and seek to develop a constructive relationship with the company. This may include an appropriate level of shareholder influence, such as encouraging companies to use proper financial criteria when making capital expenditure decisions, or providing financing or strategic input. In the case of large holdings, this will usually include board representation.

     Before a substantial sum is invested, after significant research and analysis, we must be convinced that--for an acceptable level of risk--there is sufficient value to provide the opportunity for superior returns. On rare occasions, we will deviate slightly from our strict value criteria. In these cases, given the higher level of risk, we invest smaller sums.

     We sell investments if their price has significantly exceeded our objective, or if there have been changes in the business or in the company which we believe limit further appreciation potential, on a risk-adjusted basis.

     Our largest long term investments are in HyperFeed Technologies, Inc., Jungfraubahn Holding AG, and Australian Oil & Gas Corporation Limited. After allowing for related taxes, the carrying value of these three holdings on December 31, 2000 was approximately $36.8 million, which represents 17.5% of PICO's shareholders' equity.

--------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000                                                 CARRYING VALUE     SHARES HELD     CLOSING PRICE
Carrying value before taxes:
HyperFeed Technologies, Inc.                Common & preferred        $3,339,000       7,388,547        $1.5625
                                            Warrants                   2,854,000       4,055,195        unlisted
                                                                  ------------------------------
                                            Total                      6,193,000      11,443,742

Jungfraubahn Holding AG                                               23,684,000         112,672        $167.54
Australian Oil & Gas Corporation Limited                               8,152,000       8,426,044         $0.97
                                                                  ---------------
Total carrying value before taxes                                    $38,029,000

Deferred taxes                                                        (1,257,000)
                                                                  ---------------
Carrying value, net of taxes                                         $36,772,000

Notes: 1. Our Jungfraubahn common shares and HyperFeed common and preferred shares are carried under the equity method. This is cost, adjusted for our proportionate share of net income (or losses) and other events affecting equity. This is explained in Item 7 on page 20, and in Note 5 of Notes to Consolidated Financial Statements, "Investment in Unconsolidated Affiliates".

       2. Our HyperFeed warrants are carried at estimated fair value, based on the Black-Scholes model. Full detail is provided in Note 5 of Notes to Consolidated Financial Statements, "Investment in Unconsolidated Affiliates"; however, the volatility of the common shares, and their price at December 31, 2000 are important inputs in the valuation. Since the HyperFeed price can be volatile, the carrying value of the warrants can fluctuate considerably from quarter to quarter. We are required to use this accounting treatment; however, it introduces volatility to our reported shareholders' equity.
       3. We would have to invest $6.6 million to exercise our HyperFeed warrants.
--------------------------------------------------------------------------------

     We also have a small portfolio of alternative investments, where we deviated from our traditional value criteria in an attempt to capitalize on areas of potentially greater growth without incurring undue risk. The total after-tax carrying value of this portfolio at year-end was $4.3 million, which represents approximately 2.0% of shareholders' equity. The most significant investments in this group are Solpower Corporation and SISCOM, Inc.

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

     Although we have yet to fully demonstrate the value of our private companies, namely Nevada Land and Vidler, and foreign public company investments, we are confident that the overall value of these holdings increased in 2000.

     At current price levels, we believe that selected small-capitalization value stocks in North America are very attractive on a risk-adjusted basis. Although the actual investments which PICO makes depend on many factors, in the foreseeable future it is likely that new investments will be focused on domestic and foreign small-capitalization value equities, rather than private companies.

EMPLOYEES

     At December 31, 2000 PICO had 140 employees. A total of 7 employees were engaged in land, minerals and related water rights operations; 2 in water rights and storage; 109 in property and casualty insurance operations; 4 in medical professional liability operations; and 18 in holding company activities.

EXECUTIVE OFFICERS

     The executive officers of PICO are as follows:

            Name               Age                   Position
            ----               ---                   --------
       Ronald Langley          56    Chairman of the Board, Director
       John R. Hart            41    President, Chief Executive Officer and Director
       Richard H. Sharpe       45    Chief Operating Officer
       Gary W. Burchfield      54    Chief Financial Officer and Treasurer
       James F. Mosier         53    General Counsel and Secretary
       Sheila C. Ferguson      39    Vice President, Finance
       Maxim C. W. Webb        39    Vice President, Investments

     Except for Sheila C. Ferguson and Maxim C. W. Webb, each executive officer of PICO was an executive officer of Physicians prior to the 1996 merger between Physicians Insurance Company of Ohio and Citation Insurance Group, the predecessors to PICO Holdings, Inc. Each became an officer of PICO in November 1996 as a result of the merger. Sheila C. Ferguson and Maxim C. W. Webb were officers of Global Equity Corporation and became officers of PICO upon the effective date of the PICO/Global Equity Corporation Combination in December 1998.

     Mr. Langley has been Chairman of the Board of PICO since November 1996 and of Physicians since July 1995 and a Director and Chairman of the Board of Global Equity Corporation since September 1995. Mr. Langley has been a Director of PICO since November 1996 and a Director of Physicians since 1993. Mr. Langley has been a Director of HyperFeed Technologies, Inc., formerly, PC Quote, Inc. ("HyperFeed") since 1995 and a director of Jungfraubauhn Holdings AG since 2000. Mr. Langley has also served as a director of MC Shipping, Inc. since 1997.

     Mr. Hart has been President and Chief Executive Officer of PICO since November 1996 and of Physicians since July 1995 and President and Chief Executive Officer and a Director of Global Equity Corporation since September 1995. Mr. Hart has been a Director of PICO since November 1996 and a Director of Physicians since 1993. Mr. Hart has been a Director of HyperFeed since 1997, and a director of SISCOM, Inc. since November 1996.

     Mr. Sharpe has been Chief Operating Officer of PICO since November 1996 and an officer of a former affiliate, American Physicians Life Insurance Company, for more than 10 years.

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

     Mr. Webb has served in various capacities with the Global Equity Corporation group of companies since 1993, including Vice President, Investments of Forbes Ceylon Limited from 1994 through 1996. Mr. Webb became an officer of Global Equity Corporation in November 1997 and Vice President, Investments of PICO on November 20, 1998. Mr. Webb has been a director of SISCOM, Inc. since November 1996.

ITEM 2.  PROPERTIES

     PICO leases approximately 6,354 square feet in La Jolla, California for its principal executive offices.

     Physicians leases approximately 1,892 square feet of office space in Columbus, Ohio for its headquarters. Sequoia leases office space for its and Citation's headquarters in Monterey, California and for regional claims and underwriting offices in Modesto, Monterey, Ventura, Visalia, Orange, Pleasanton, San Jose, Bakersfield, Clovis and Sacramento, California as well as Midvale, Utah. Nevada Land leases office space in Carson City, Nevada. Vidler and Nevada Land hold significant investments in land, water and mineral rights in the western United States. See "ITEM 1-BUSINESS-INTRODUCTION."

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various litigation that arises in the ordinary course of its business. Members of PICO's insurance group are frequently a party in claims proceedings and actions regarding insurance coverage, all of which PICO considers routine and incidental to its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, the results of operations or cash flows of the Company. Neither PICO nor its subsidiaries are parties to any potential material pending legal proceedings other than the following:

     On January 10, 1997, Global Equity Corporation commenced an action in British Columbia against MKG Enterprises Corp., Vignoble Wines Agency Inc. to enforce repayment of a loan made by Global Equity to MKG. On the same day, the Supreme Court of British Columbia granted an order preventing MKG from disposing of certain assets pending resolution of the action. Global Equity subsequently brought a motion to have a receiver-manager appointed for MKG and Vignoble, which motion has been adjourned. In addition, in March 1999 Global Equity filed an action in the Supreme Court of British Columbia against a third party. This action states the third party had fraudulently entered into loan agreements with MKG. Accordingly, under this action Global Equity is claiming damages from the third party and restraining the third party from further action. As of December 31, 200 , Global Equity is in the process of negotiating a final settlement. The proposed settlement provides for the repayment of approximately $500,000. Consequently, during the third quarter of 2000, the Company wrote the investment down to $500,000, recording a loss before income tax of $2.5 million.

     Under the terms of a joint venture agreement between Conex and a foreign joint venture in The People's Republic of China, Conex had a commitment to fund a third round of financing in the amount of $5 million. During the first quarter of 2000, Conex funded $500,000 of this commitment. On September 8, 2000, PICO sold its interest in Conex. Consequently, this liability as well as all other assets and liabilities of Conex are no longer recorded in PICO's consolidated financial statements.

     BSND, Inc. ("BSND"), a wholly-owned subsidiary of Vidler Water Company, has resolved a partnership dispute relating to Big Springs Associates, a partnership which owns real property and water rights in Nevada (the "Partnership"). BSND owns 50% of the Partnership. Under the terms of an agreement resolving the dispute, BSND agreed to sell its interest in the Partnership to the other partner for $12.65 million in cash, a gain to Vidler of approximately $2.0 million. If the transaction has not closed by August 1, 2001, BSND will own the Partnership in its entirety.

  SEE NOTE 17 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "COMMITMENTS AND CONTINGENCIES."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its Annual Meeting of Shareholders on October 19, 2000.

(b) At the October 19, 2000 Annual Meeting of Shareholders, S. Walter Foulkrod, III, Esq. and Richard D. Ruppert, MD were elected to terms ending in 2003. The other Directors whose terms continued after the meeting are Robert R. Broadbent, Carlos C. Campbell, John R. Hart, Ronald Langley, John D. Weil and David A. Williams.

(c) The following matters were voted upon and approved by the Company's shareholders at the Company's October 19, 2000 Annual Meeting of
     Shareholders:

     1) To elect S. Walter Foulkrod, III, Esq. and Richard D. Ruppert, MD as Directors. Both Mr. Foulkrod and Dr. Ruppert were elected as Directors for terms ending in 2003. The vote for Mr. Foulkrod was 8,720,702 votes in favor, no votes against, no abstentions and no votes withheld. The vote for Dr. Ruppert was 8,720,702 votes in favor, no votes against, no abstentions and no votes withheld.
     2) To ratify the Board's selection of Deloitte & Touche LLP to serve as the Company's independent auditors for the fiscal years ended December 31, 1999 and ending December 31, 2000. There were 9,645,837 votes in favor, 37,261 votes against, no abstentions and no votes withheld.
     3) To amend Article III of the Company's Articles of Incorporation to eliminate the authorization of Preferred stock. The vote was 8,353,250 in favor 57,115 votes against, no abstentions and no votes withheld.
     4) To approve the Company's 2000 Nonstatutory Stock Option Plan. The vote was 5,587,303 in favor 2,854,748 votes against, no abstentions and no votes withheld.

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

                                  1999                           2000
                        -------------------------      -------------------------
                           High           Low             High           Low
                        ----------    -----------      ----------    -----------
1st Quarter              $  20.50      $   13.00        $  14.13      $    9.88
2nd Quarter              $  25.31      $   16.19        $  14.06      $   10.00
3rd Quarter              $  24.88      $   18.19        $  14.06      $   11.59
4th Quarter              $  20.25      $   12.31        $  13.38      $   10.44

     On December 29, 2000, the closing sale price of PICO's common stock was $12.4375 and there were 1,427 holders of record.

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

                                                                                    Year Ended December 31,
                                                         -------------------------------------------------------------------------
                                                             2000            1999            1998            1997          1996
                                                         ------------     -----------     -----------     ----------    ----------
OPERATING RESULTS                                                               (In thousands, except share data)
Revenues:
     Premium income earned                               $     34,436     $    36,379     $    36,131     $   49,876    $   38,761
     Net investment income                                      8,238           6,387           9,261         13,416         8,086
     Other income                                               2,679          11,722           1,845         26,623        29,889
                                                         ------------     -----------     -----------     ----------    ----------
Total revenues                                           $     45,353     $    54,488     $    47,237     $   89,915    $   76,736
                                                         ============     ===========     ===========     ==========    ==========
Income (loss) from continuing operations before
  extraordinary gain                                     $     (4,562)    $    (7,262)    $    (8,951)    $   19,649    $   20,485
Income from discontinued operations, net                                                        1,075            456         3,301
Extraordinary gain, net of tax                                                    442
Cumulative effect of change in accounting principle            (4,964)
                                                         ------------     -----------     -----------     ----------    ----------
Net income (loss)                                        $     (9,526)    $    (6,820)    $    (7,876)    $   20,105    $   23,786
                                                         ============     ===========     ===========     ==========    ==========
INCOME (LOSS) PER COMMON SHARE: BASIC
  Income (loss) from continuing operations               $      (0.39)    $     (0.81)    $     (1.50)    $     3.12    $     3.70
  Income from discontinued operations                                                            0.18           0.07          0.59
  Extraordinary gain, net of tax                                                 0.05
  Cumulative effect of change in accounting principle           (0.43)
                                                         ------------     -----------     -----------     ----------    ----------
     Net income (loss)                                   $       (.82)    $     (0.76)    $     (1.32)    $     3.19    $     4.29
                                                         ============     ===========     ===========     ==========    ==========
       Weighted Average Shares Outstanding                 11,604,120       8,998,442       5,981,814      6,302,401     5,538,199
                                                         ============     ===========     ===========     ==========    ==========
INCOME (LOSS) PER COMMON SHARE: DILUTED
  Income (loss) from continuing operations               $      (0.39)    $     (0.81)    $     (1.50)    $     3.00    $     3.56
  Income from discontinued operations                                                            0.18           0.07          0.57
  Extraordinary gain, net of tax                                                 0.05
  Cumulative effect of change in accounting principle           (0.43)
                                                         ------------     -----------     -----------     ----------    ----------
     Net income (loss)                                   $       (.82)    $     (0.76)    $     (1.32)    $     3.07    $     4.13
                                                         ============     ===========     ===========     ==========    ==========
       Weighted Average Shares Outstanding                 11,604,120       8,998,442       5,981,814      6,540,264     5,748,414
                                                         ============     ===========     ===========     ==========    ==========

                                                                   Year Ended December 31
                                                ------------------------------------------------------------
                                                  2000         1999         1998         1997         1996
                                                --------     --------     --------     --------     --------
                                                            (In thousands, except per share data)
FINANCIAL CONDITION
Assets                                          $395,145     $380,049     $396,154     $430,877     $489,570
Unpaid losses and loss adjustment expenses,
     net of discount                            $121,542     $139,133     $155,021     $196,096     $252,024
Total liabilities and minority interest         $189,952     $206,657     $222,135     $318,142     $380,496
Shareholders' equity                            $205,193     $173,392     $174,018     $112,735     $109,074
Book value per share                            $  16.56     $  19.15     $  19.45     $  18.72     $  17.86

Note: PICO consolidated Global Equity Corporation from August 19, 1997. Prior to this treatment, Global Equity Corporation was accounted for using the equity method.

Note: Prior year share values have been adjusted to reflect the 1-for-5 Reverse Stock Split effective December 16, 1998, the November 20, 1996 reverse merger of Physicians Insurance Company of Ohio and Citation Insurance Group, the treatment of American Physicians Life Insurance Company as discontinued operations and to reflect the investment results of HyperFeed and Jungfraubauhn using the equity method of accounting. Book value per share is computed by dividing shareholders' equity by the net of total shares issued less shares held as treasury shares.

SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "SIGNIFICANT ACQUISITIONS" FOR ADDITIONAL DISCUSSION.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPANY SUMMARY, RECENT DEVELOPMENTS AND FUTURE OUTLOOK

                     LAND, MINERALS AND RELATED WATER RIGHTS

     The $5.3 million gross value of land and water rights sold and exchanged in 2000 came close to our target of meeting or exceeding 1999's level of $5.8 million.

     In 2000 Nevada Land & Resource Company, LLC generated $3.7 million in revenue from selling 28,245 acres of land. The average sales price of $131.88 per acre compares to our average basis of $52.07 per acre in the parcels which were sold, and our average cost of $34.94 per acre for all of Nevada Land's property assets. Of 2000's land sales, 77.8% were settled for cash and Nevada Land provided partial financing for the balance. The vendor finance is collateralized by the land, carries a 10% interest rate, and is subject to a minimum 20% down payment.

     In addition, during 2000:
- we exchanged 25,828 acres of land for assets with an exchange value of approximately $1.3 million, or $52 per acre. The consideration received consisted of $430,000 in cash and 17,558 acres of land, which we believe will be more readily marketable, with an exchange value of $913,000. Nevada Land recorded a gain of $270,000 on the proportion of the total exchange value for which cash was received (i.e., approximately 32%). No gain was recognized on the portion of the exchange for which land was received (i.e., approximately 68%). Any gain related to the land received will be recorded when that land is sold; and
- we sold 61 acre-feet of certificated water rights for $244,000, or $4,000 per acre-foot.

     Nevada Land recognizes revenue, and the resulting gross profit or loss, from a land sale when the transaction closes. On closing, the sales price is recorded as revenue, and a gross margin is recorded depending on the cost basis attributed to the land which was sold. Since the date of closing determines the accounting period in which the sales revenue and gain are recorded, Nevada Land's reported revenues and income can fluctuate from period to period, depending on the date when specific transactions close.

     We expect that land sales and land exchange activity in 2001 will be at a similar level to 2000. In particular, there is strong demand from electricity-generating companies that are looking to acquire land to construct power plants where water is available, and there is also the requisite proximity to rail transport and the electricity transmission grid. We also expect continued demand from ranchers who prefer to own land rather than lease it.

    In March 2000, Nevada Land entered into a series of option agreements with a unit of Duke Energy North America, spanning 3 years, for the sale of 480 acres of land for $455,000 ($948 per acre) and 2,896 acre-feet of permitted water rights for $347,000 ($120 per acre-foot). The value of water rights depends on many factors, including location, seniority, and whether or not the water is transferable. Permitted rights are less senior, and typically less valuable, than certificated water rights. On February 15, 2001, it was announced that the Washoe County Planning Commission had approved this site for a plant to generate electric power for the Truckee Meadows and surrounding communities. A Regional Planning Commission hearing is scheduled for March 2001.

     During 2000 and the first quarter of 2001, Nevada Land filed applications for additional water rights. Where these applications are successful, the value and marketability of the associated land is expected to increase. The applications consist of:
- 30,276 acre-feet of water rights for the beneficial use of irrigating the related 7,569 acres of arable land. Nevada Land began to receive permits for some of these applications in the first quarter of 2001; and
- 18,000 acre-feet of water rights in a northern valley for municipal and industrial use.

     Progress continues on a number of possible sale and exchange transactions involving significantly larger parcels of land. It can take several years to complete land exchange transactions.

                      WATER RIGHTS AND WATER STORAGE ASSETS

     As well as developing its existing assets in 2000, Vidler Water Company, Inc. acquired two properties with significant water rights in northern Nevada. These investments were made as part of Vidler's strategy of increasing its ownership of water rights in Nevada, the state which experienced the most rapid population growth over the past decade. It has been publicly stated that, in the long term, the northern counties are the only practical source of water to support the continued growth of southern Nevada.

     The most important developments during the year were:


WATER RIGHTS

ARIZONA

     At December 31, 2000, Vidler owned or had the right to acquire approximately 55,905 acre-feet of transferable ground water in the HARQUAHALA VALLEY, approximately 75 miles northwest of metropolitan Phoenix, Arizona. Vidler owns 44,100 acre-feet, the purchase of 2,019 acre-feet is in escrow, and we have the option to purchase 9,786 acre-feet.

     The Arizona State Legislature has passed several pieces of legislation which recognize the Harquahala Valley ground water as a special resource. In 1991, the expansion of irrigated farming in the Valley was prohibited, and the transfer of the ground water to municipalities was authorized. In order to protect the Harquahala Valley ground water from large commercial and industrial users which are moving into the Basin, Vidler supported legislation enacted in 2000 which places restrictions on commercial and industrial users utilizing more than 100 acre-feet of water annually. These users are required to purchase irrigable land and to withdraw the water that they need from the land at no more than 3 acre-feet per annum per acre of land.

     One of the constraints on beginning to supply Harquahala Valley water to municipalities is the need for the water to be conveyed through the Central Arizona Project Aqueduct ("CAP"). The Arizona State Legislature has passed legislation which commits the CAP to convey up to 20,000 acre-feet per annum of Harquahala groundwater to cities and communities in Arizona as an assured municipal water supply. Vidler is able to supply this water and is meeting with communities and developers in the Phoenix metropolitan area, some of whom need to secure further water supply to support expected growth. Vidler expects to enter the first such agreement in 2001.

     There is also demand for the water within the Harquahala Basin.

     In the first quarter of 2000, we disclosed that Vidler had granted an electricity-generating company an option to acquire land and the associated water rights in the Harquahala Valley. The quantity of land and water under option was later increased, and on March 19, 2001, we closed the sale of 2,165.5 acres of irrigable land and the associated 6,496.5 acre-feet of water rights to a unit of Allegheny Energy, Inc. for approximately $9.1 million. The purchase price equates to $4,200 per acre of land, or $1,400 per acre-foot of water. In addition, Vidler received a non-refundable option premium of $300,000 late in 2000. As a result of this transaction, Vidler will record a pre-tax gain of approximately $2.4 million in the first quarter of 2001.

     Following the sale, Vidler still owns, or has the right to acquire, approximately 49,426 acre-feet of transferable Harquahala Valley ground water. Discussions are continuing to supply this water to both municipalities and industrial users.

NEVADA

     Vidler has been increasing its ownership of water rights in northern Nevada through the purchase of ranch properties and entering into joint ventures with parties owning water rights which they wish to commercialize.

     1. THE LINCOLN COUNTY JOINT VENTURE

     In October 1999, Vidler announced a public/private joint venture with Lincoln County, Nevada. The joint venture has filed applications for more than 100,000 acre-feet of water rights, covering substantially all of the unappropriated water in Lincoln County, with a view to supplying water to rapidly growing communities in southern Nevada. Vidler anticipates that up to 40,000 acre-feet of water rights will be permitted from these applications.

     The joint venture has announced an initial agreement to supply developers near Mesquite with up to 17,000 acre-feet of water.

     Tentative agreement has been reached to sell an electricity-generating company a minimum of 6,700 acre-feet of water, and a maximum of 9,000 acre-feet of water, at $3,300 per acre-foot. The sale of the water is subject to the electricity-generating company obtaining permitting and financing for a new power plant. The anticipated closing date is July 2003.

     The Lincoln County joint venture is an example of a transaction where Vidler can partner with an entity, in this case a public entity, to provide the necessary capital and skills to commercially develop water assets.

     Vidler is contemplating similar joint ventures with other Nevada counties.

     2.   FISH SPRINGS RANCH

     During 2000, Vidler purchased a 51% interest in Fish Springs, LLC and a 50% interest in V&B, LLC. These companies own the 8,628-acre Fish Springs Ranch, and the associated water rights. Fish Springs Ranch is located in Honey Lake Valley in Washoe County, approximately 40 miles north of Reno, Nevada.

     Currently, 8,000 acre-feet of permitted water rights associated with Fish Springs Ranch are transferable to the Reno/Sparks area. Vidler is in discussions with a number of potential users for the Fish Springs water rights. These include an industrial user, developers in Washoe County, and customers in Nevada's north valleys where there is strong demand for water and few alternative sources of supply.

    Vidler may also be able to commercially develop a limited quantity of the additional permitted water rights associated with the property.

     3.   SPRING VALLEY RANCHES

     Vidler purchased a property formerly known as Robison Ranch out of bankruptcy proceedings during 2000. Now known as Spring Valley Ranches, the property is located approximately 40 miles west of Ely in White Pine County, Nevada. The real estate assets acquired consist of approximately 9,985 acres of deeded land and 500,000 acres of Forest Service and Bureau of Land Management allotment land. We believe that the land has significant environmental value to federal agencies, making it suitable for a land exchange transaction.

     There are 5,832 acre-feet of permitted agricultural water rights related to the property. Vidler intends to commercially develop these water rights, although this will be a long-term project. In addition, we have filed applications for 14,500 acre-feet of additional water rights for the beneficial use of irrigating more of the ranch property.

     4.   SANDY, NEVADA

     Vidler has filed an application for approximately 2,000 acre-feet of water rights near Sandy, Nevada. As soon as the water rights have been permitted, we expect to close an agreement to supply water to support additional growth at Primm, Nevada, a town in the fast-growing Interstate 15 corridor.

     5.   BIG SPRINGS RANCH

     Please refer to Note 17, Commitments and Contingencies, on page 76 of this Form 10-K report.

COLORADO

     Vidler is progressing with the sale of all of its Colorado water assets, in order to focus resources on states experiencing faster growth in demand for water.

     In December 2000, Vidler closed the sale of various water rights and related assets to the City of Golden, Colorado for $1 million. We have granted the City options to acquire other water rights. The aggregate purchase price is approximately $1.6 million.

     On December 15, 2000, Vidler entered into a definitive agreement to sell 86 acre-feet of water rights to the East Dillon Water District for $3.1 million. The agreement must be approved by a referendum, so closing is not expected until late 2002. In the meantime, part of the senior water rights are being leased out for approximately $110,000 per annum.

     Vidler has agreed to sell its interest in Cline Ranch to Centennial Water and Sanitation District for approximately $2.1 million. This sale requires the approval of the Denver Water Court, which is expected by the end of 2001.

     Discussions are continuing to either lease or sell the remaining water rights in Colorado, including the 97 acre-feet of senior water rights which are currently unutilized.

WATER STORAGE

     1.   VIDLER ARIZONA RECHARGE FACILITY

     Vidler has completed the second stage of construction at its facility to store water underground in the Harquahala Valley. The Vidler Arizona Recharge Facility is the first privately owned water storage facility for the Colorado River system, which is a primary source of water for the Lower Division States of Arizona, California, and Nevada.

     The water will be stored in a large aquifer underlying much of the valley and recovered, when needed, by ground water wells. Vidler intends to charge customers an annual fee based on the amount of water stored.

     The water storage facility is strategically located adjacent to the Central Arizona Project aqueduct, a conveyance canal running from Lake Havasu to Phoenix and Tucson. We believe that proximity to the CAP is a competitive advantage, because it minimizes the cost of water conveyance.

     In October 1998, construction of a pilot-scale plant was completed and recharging began on schedule. The pilot plant was constructed to determine the most cost-effective method of recharging water, and to obtain the hydrogeologic data required to submit an application for a permit for full-scale recharge. During the third quarter of 2000, Vidler received the necessary permits to operate a full-scale recharge facility.

     During 1999, Federal interstate water "banking" regulations were adopted which allow water from the Colorado River to be stored off-stream in Arizona's Lower Basin for use in the Lower Division States. The Arizona Department of Water Resources accepted these regulations in January 2000. Vidler is able to provide storage to effect interstate transfers of water. Potential users include developers and local governmental political subdivisions in Arizona, and out-of-state users such as the Las Vegas metropolitan area and California.

     We believe that a number of events during the past year have increased the scarcity value of the project's storage capacity. At a public hearing on March 14, 2000, the Arizona Water Banking Authority disclosed that the Bureau of Reclamation has indicated that, before permits are issued for new facilities to store water for interstate users, extensive environmental impact studies will be required. The Arizona Water Banking Authority also indicated that the first priority for publicly owned storage capacity in Arizona is to store water for Arizona users. At the same hearing, the states of California and Nevada again confirmed that their demand for storage far exceeds the total amount of storage available at existing facilities in Arizona. Consequently, interstate users will need to rely, at least in part, on privately owned storage capacity.

     The Arizona Water Banking Authority is negotiating with Vidler, on behalf of the potential interstate end users, to "bank", or store, water in the Vidler Arizona Recharge Facility. Vidler expects to enter into its first agreements to lease storage capacity, and to begin recharging water and generating cash flow from the facility, later in 2001.

     Once Vidler has concluded agreements to store water, it will know the rate at which customers will need to be able to recover water. At that time, Vidler will be able to design, construct and finance the final stage of the project which will allow full-scale recovery. It is anticipated that the users of the facility will bear the capital cost of the improvements required to recover water at commercial rates.

     It is anticipated that Vidler's full-scale recharge facility will have the capacity to recharge 100,000 acre-feet per year, and that Vidler will be able to store in excess of 1 million acre-feet of water in the aquifer underlying Harquahala Valley. Vidler's estimate of the aquifer's storage volume is primarily based on a hydrological report prepared by an independent engineering firm for the Central Arizona Water Conservation District in 1990. The report concluded that there is storage capacity of 3.7 million acre-feet, which is in excess of the 1 million acre-feet indicated by Vidler.

     Recharge and recovery capacity is important because it indicates how quickly water can be put into storage underground or recovered from storage. In wet years, it is important to have a high recharge capacity, so that as much available water as possible may be stored. In dry years, the critical factor is the ability to recover water as quickly as possible. There is a long history of farmers recovering significant quantities of water from the Harquahala Valley aquifer.

     2.   SEMITROPIC

     Vidler has an 18.5% right to participate in a 1,000,000 acre-foot water storage facility at Semitropic, near the California Aqueduct, northwest of Bakersfield. Currently Vidler is not storing any water at Semitropic for third parties; however, it is actively pursuing a number of potential customers. In particular, we anticipate demand from developers in Kern County and Los Angeles County, who must now--before they are permitted to begin development--be able to demonstrate that they have sufficient back-up supplies of water in the case of a drought year.

     Over the first 10 years of the agreement with the Semitropic Water Storage District, Vidler is required to make a minimum annual payment of $2.3 million. Vidler began making the annual payments in November 1998. In return, Vidler has the right to store up to 185,000 acre-feet of water underground over a 35-year period. Vidler has the right to recover up to 42,000 acre-feet of water in any one year, including the right to a guaranteed minimum recovery of 16,650 acre-feet every year. This guaranteed amount of annual minimum recovery is important because it means that a customer who has stored water at Semitropic is assured of being able to recover this quantity of water in a dry year. Vidler is also required to make an annual payment for operating expenses.

     During 1999 and 2000, Vidler purchased approximately 12,537 acre-feet of water and "banked" it at Semitropic, with the intention of selling or leasing the water in a dry year. Vidler purchased the water from the Interruptible State Water Project, and was the first private entity to purchase water from the Project for resale. During the third quarter of 2000, Vidler sold 3,691 acre-feet of this water to a federal agency for $509,000. The resulting gross profit of $342,000 helped to offset fixed costs for depreciation and operations and maintenance at Semitropic.


OTHER PROJECTS

     Vidler continues to be approached by parties who are interested in obtaining a water supply, or discussing joint ventures to commercially develop water assets and/or develop water storage facilities.

     Recent examples include:
- a Water Resource Planning Memorandum of Understanding which was signed on November 1, 2000 with the MUDDY RIVER IRRIGATION DISTRICT in Nevada. Under the agreement, Vidler will work with the Irrigation District to maximize the efficiency of its irrigation system, and then evaluate opportunities to commercially utilize water which is surplus to agricultural needs;
- a Memorandum of Understanding which was signed on December 18, 2000 with the City of SURPRISE, ARIZONA, for Vidler to conduct a feasibility study of a joint venture water recharge project; and
- approaches to develop water rights in two states where Vidler does not currently own assets.


SUMMARY

     In 2001, Vidler's focus will be on:
- generating cash flow from the water rights in Nevada and Arizona through lease agreements or the sale of water rights;
- leasing storage capacity to customers at the Vidler Arizona Recharge Facility; and
- pursuing present and additional water rights applications and partnerships to commercially develop water rights.


                         PROPERTY AND CASUALTY INSURANCE

     Following several successive years of declining premium volume, in 2000 Sequoia Insurance Company generated 33.5% growth in direct written premiums to $47.1 million. The increase in written premiums resulted from both growth in the existing book of business, which was principally in commercial lines of insurance, and the acquisition of Personal Express, which greatly expanded Sequoia's business in personal lines of insurance.

     From 1997 until 1999, intense competition in the California market led many insurance companies to lower premiums in an attempt to attract business. In this environment, given that our strategy is to price policies with the objective of earning an underwriting profit, Sequoia declined to write policies which its management felt were inadequately priced, even if this resulted in lower volume overall. Faced with inadequate underwriting returns, during 1999 the focus of many companies in the California market returned to adequate pricing of policies, and some of our competitors began to raise premium rates. Consequently, the rate of decline in Sequoia's premium volume steadily slowed throughout 1999, before turning around to year-over-year growth from January 2000.

     Commercial insurance premium volume also benefited when A.M. Best Company, a leading insurance company rating service, favorably re-rated Sequoia from "B++" (Very Good) to "A-" (Excellent) in the second quarter. This allowed Sequoia to compete for business in an additional market segment -- customers which can only purchase coverage from "A" rated insurance companies.

     In May 2000, Sequoia acquired Personal Express Insurance Services, Inc. for approximately $3 million. Personal Express had few tangible assets, so the bulk of the purchase price was recorded as goodwill, an intangible asset which is being charged off over 10 years. Personal Express markets personal insurance products to customers in the central California cities of Bakersfield and Fresno. The acquisition is expected to add approximately $7.5 million in additional premiums for Sequoia annually. Historically this block of business has generated an underwriting profit.

     In 2000, direct written premiums in commercial lines increased 17.8% to $39.7 million. This included 29.1% growth to $21.4 million in the second half, following the change in Sequoia's A.M. Best rating.

     Direct written premium in personal lines began to increase markedly in the second quarter as new revenues from Personal Express began. In mid-May, Sequoia began to write new policies which were generated by the Personal Express Bakersfield office. From July 1, the amount of premium written for Personal Express customers increased significantly as Sequoia had the opportunity to renew existing policies for clients of the Bakersfield office as these expired with the former carrier. Reflecting a full contribution from Personal Express, written premium in personal lines reached $6.4 million in the second half of 2000.

     Due to the fixed nature of some costs, Sequoia's management anticipates that operating expenses will increase at a slower rate than premium volume, which should have the effect of reducing Sequoia's average operating expense per policy and underwriting expense ratio.

     In 2001, Sequoia expects to generate upwards of $50 million in direct written premiums, with approximately 82% coming from commercial lines and approximately 18% from personal lines.

     During 1998 and 1999, Sequoia and Citation "pooled," or shared, most of their premiums and expenses. This pooling arrangement was terminated from January 1, 2000, and all business is now written directly by Sequoia. In December 2000, Citation ceased writing business and is now "running off" the claims reserves from business written in previous years.

     Citation did not need to increase claims reserves in the artisans/contractors line of business in 2000. In each of the preceding three years, Citation had taken charges to increase claims reserves in this line of business, including a pre-tax charge of $10.1 million in 1999.

     If current claims trends continue, we believe that our loss reserves in this line of business are adequate; however, if the trend in claims worsens in the future, then additional charges could be required to increase reserves.

     The artisan/contractors business was written under the previous management of Citation. In fact, Citation ceased writing this type of insurance coverage in 1995, the year before the reverse merger with Physicians Insurance Company of Ohio, and no artisans/contractors business was renewed after the merger. The decline in the California real estate market in the early 1990's encouraged property owners to try and improve their position by filing claims against contractors and related parties for alleged construction defects. Citation's average loss ratio (i.e., the cost of making provision to pay claims as a percentage of earned premium) for all years from 1989 to 1995 for this insurance coverage is over 375%. This experience is not unique to Citation, but is shared by all insurers who wrote this type of coverage in California in the 1980's and 1990's.

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

     Physicians Insurance Company of Ohio and The Professionals Insurance Company are in "run off." This means that they are handling claims arising from policies written in previous years, but not writing new policies. The funds to pay claims come from the maturity and sale of investments, and, in some cases, collections from reinsurance companies, i.e., insurers to whom we pay reinsurance premiums to share in our claims risk. This segment is diminishing as the level of claims reserves liabilities and investment assets decrease as claims are paid and investments mature or are sold to provide the funds to make the payments. Accordingly, it is anticipated that investment income, and therefore revenue, in this segment will decline over time. We are attempting to minimize segment overhead expenses as much as possible, and reduced both head count and office space in 2000.

     During 2000, our medical professional liability insurance claims reserves, net of reinsurance, but before discount, decreased from $61.2 million to $51.6 million. We anticipate a slightly smaller decrease in 2001.

     There were no unusual trends in claims in 2000. The net effect of prior year reserve development was a $1.1 million expense, which represented a significant improvement from the two preceding years.


                               LONG TERM HOLDINGS

     1.   HYPERFEED TECHNOLOGIES, INC.

     HyperFeed provides financial market data and data-delivery solutions to the financial services industry.

     PICO first invested in HyperFeed in 1995 through the purchase of common stock. We invested further capital in HyperFeed as debt, which was later converted to equity, and received warrants for providing financing. We recently increased our investment in HyperFeed through purchases of common stock on the open market. During December 2000, we purchased 232,000 shares for $391,000. At December 31, 2000, we owned 2,602,000 shares of HyperFeed common stock. During January 2001, we purchased a further 13,000 shares for $22,000, increasing our holding to the current level of 2,615,000 common shares and 4,786,547 share equivalents from convertible preferred shares. Our current voting ownership in HyperFeed is approximately 36%.

     Shares of HyperFeed closed 2000 at $1.5625. If we were to exercise all of the HyperFeed warrants which we own, the cash cost of our investment would be approximately $15.1 million, or $1.32 per HyperFeed share.

     Since our initial investment in HyperFeed, the Company's revenues have grown from $13.4 million in 1995 to $46.4 million in 2000.

     For full year 2000, HyperFeed's revenues increased 40.2% to $46.4 million, gross margin more than doubled to $16.8 million, EBITDA (earnings before interest, taxes, depreciation and amortization) was $7.7 million, and the company earned net income of $1.7 million.

    In the fourth quarter of 2000, HyperFeed generated revenues of $10.7 million, gross margin of $4.5 million, $2.4 million in EBITDA, and net income of $998,000. Although revenues declined by $1.6 million, or 13.3%, from the preceding third quarter, net income actually increased $231,000, or 30.2%, sequentially. HyperFeed explained that this was due to "internal cost efficiencies implemented in 1999 and increased sales focus on higher margin datafeed products and services."

    PICO uses the equity method to account for this investment. HyperFeed contributed equity income of $175,000 to Long Term Holdings segment in 2000.

     2.   JUNGFRAUBAHN HOLDING AG

     During 2000, PICO's shareholding in Jungfraubahn increased slightly to 112,672 shares, which represents approximately 19.3% of the company. Due to our percentage ownership, and because our Chairman, Ronald Langley, joined the Board of Jungfraubahn during the year, we now account for our shareholding in Jungfraubahn under the equity method. Our results for all periods presented in these financial statements have been restated as if our investment had always been carried under the equity method of accounting, beginning with our original purchase in 1996.

     PICO's equity share of Jungfraubahn's 2000 undistributed net income is included in our total equity income of $1.8 million. Jungfraubahn will announce its full year 2000 results later this year.

     At December 31, 2000, our investment in Jungfraubahn had a cost basis of $17.4 million, a market value of $18.9 million, and a net carrying value of $21.7 million, after allowing for taxes.

     On January 29, 2001, Jungfraubahn issued a press release containing an initial review of 2000 operations. The full text is available on Jungfraubahn's web-site www.jungfraubahn.ch. Jungfraubahn described the year 2000 as "exceptional" with successful marketing initiatives leading to an 18% increase in revenue from transporting passengers to approximately 84 million Swiss francs (the equivalent of $US 51.2 million).

     3.   ACCU HOLDING AG

     During 2000, PICO's shareholding in Accu Holding increased to 2,086 registered shares and 6,039 bearer shares, which represents a voting ownership interest of approximately 28.3% of the company. Since PICO was not able to obtain the necessary financial information, and did not have significant influence over Accu Holding's activities in 2000, this investment is not accounted for under the equity method, but carried at market value, with the unrealized after-tax gain or loss being included in shareholders' equity.

     At December 31, 2000, our investment in Accu Holding had a cost basis of $4.7 million, a market value of $4.9 million, and a net carrying value of $4.9 million, after allowing for taxes.

     Accu Holding manufactures batteries at two plants in Switzerland.

     4.   AUSTRALIAN OIL AND GAS CORPORATION LIMITED

     During the year we purchased 981,584 shares in AOG, lifting our shareholding to 8,426,044 shares, representing approximately 18% of the company at December 31, 2000. The investment is carried at market value, with the unrealized after-tax gain or loss being included in shareholders' equity.

     At December 31, 2000, our investment in AOG had a cost basis of $7.6 million, a market value of $8.2 million, and a net carrying value of $8 million after allowing for taxes on the unrealized gain. This investment was funded in US dollars. To this point, depreciation in the Australian dollar relative to the US dollar has offset part of the unrealized gain in local Australian currency terms.

     On February 20, 2001, AOG reported its results for the six months to December 31, 2000 ($A1.00 = $US0.5592). For the half-year, AOG's revenues increased 93% to $A59.7 million, and the company earned net income of $A3 million, or $A0.064 per share. The accompanying letter to shareholders ended with the statement that "The current contract book is satisfactory and barring unforeseen events the likelihood of maintaining and improving upon the present positive results is excellent."

     Rig utilization averaged 54% for the half-year; however, late in the period, on November 24, 2000, AOG indicated in an announcement to the Australian Stock Exchange that "rig utilization has now reached 70%."

     5.   CONEX CONTINENTAL, INC.

     On September 8, 2000, PICO sold its investment in Conex for a nominal sum, realizing a pre-tax loss of $4.6 million, which is included in realized investment losses in the third quarter and full year results. After allowing for related taxes, the realized loss on sale was $1.8 million.

     Conex's principal asset is a 60% interest in Guizhou Jonyang Machinery Industry Limited, a joint venture which manufactures wheeled and tracked hydraulic excavation equipment in the Guizhou province of the People's Republic of China. Despite significant restructuring efforts, improved product quality, and domestic market share of over 90% for wheeled excavators, the joint venture was unable to achieve profitability. As a result of the sale of the investment in Conex, PICO no longer records a $4.5 million liability which had previously been included in our financial statements to reflect a commitment to fund a third round of financing for the joint venture.

     6.   SISCOM, INC.

     We have been building our investment in SISCOM since 1996, which culminated in SISCOM becoming a consolidated subsidiary in 1999. We now own 4,431,000 common shares and 1,250,000 convertible preferred shares in SISCOM, which represents 54.7% of SISCOM's voting stock.

     SISCOM is in the process of a capital restructuring. Pending transactions to convert debt to equity, which are expected to close in the first half of 2001, PICO will own more than 85% of SISCOM common stock, and more than 60% of the Company on a fully-diluted basis.

     SISCOM is a software developer and systems integrator for video-based content management systems for the professional broadcast, sports, and entertainment industries. SISCOM's proprietary technology includes integrated tools for real-time logging, data management, archive management, browsing, search and retrieval, and analytics/data mining tools.

     SISCOM contributed a segment loss of $1.6 million to PICO in 2000, and a net loss of approximately $1.1 million after taxes and minority interest.

     7.   MENDELL TECHNOLOGIES, INC.

     In the first quarter of 2000, Mendell Technologies, Inc., a private oil and gas company, acquired our subsidiary Prospect Oil & Gas, Inc. for $1 million in stock. Prospect Oil & Gas, Inc. was engaged in precision horizontal drilling in proven oil and gas fields in North Dakota.

     We currently own 49.5% of the voting stock in Mendell, and use the equity method to account for the investment. In 2000, a pre-tax loss of $516,000 was recorded in the Long Term Holdings segment, being our equity share of Mendell's 2000 net loss. At December 31, 2000, the investment in Mendell has a carrying value of $657,000 after allowing for related taxes.

     Mendell is currently attempting to raise additional capital from new investors to develop several oil and gas interests.

     8.   OTHER

     Other assets in the Long-Term Holdings segment include:
     - 2,500,000 common shares and 1 million warrants in Solpower Corporation, a publicly-traded Arizona-based distributor and manufacturer of refrigerant gas and fuel additives, which had a carrying value after taxes of $1.1 million at December 31, 2000;
     - a 50% interest in Protocol Resource Management, Inc., the largest refrigerant repackager in Canada, which is owned in conjunction with Solpower. PICO paid approximately $338,000 for its shareholding, and loaned $500,000 to Solpower to acquire the other 50% and for working capital; and
     - short term advances of $2.2 million to Dominion Capital Pty. Limited, Solpower's major shareholder, which are due to be repaid in 2001.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

SUMMARY

     PICO reported a net loss of $9.5 million, or $0.82 per diluted share, in 2000, compared with a net loss of $6.8 million, or $0.76 per diluted share, in 1999, and a net loss of $7.9 million, or $1.32 per diluted share, in 1998. The weighted average number of shares outstanding in 2000 includes new shares issued in the rights offering at $15.00 per share in March 2000. The weighted average number of shares outstanding in 1998 includes new shares issued to acquire the minority shareholdings in Global Equity Corporation on December 16, 1998. Per-share calculations for 1998 have also been adjusted to reflect the 1-for-5 reverse stock split which followed the PICO/Global Equity Corporation combination.

     At December 31, 2000, PICO had shareholders' equity of $205.2 million, or $16.56 per share, compared to $173.4 million, or $19.15 per share, at the end of 1999. The principal factors leading to the $31.8 million increase in shareholders' equity were:

- a $49.8 million increase from the new equity capital raised through the rights offering;
-    a $4.6 million decrease from the 2000 net loss from continuing operations;
- a $5 million decrease resulting from the elimination of accumulated discount on medical professional liability claims reserves;
- a decrease of $7.6 million from net unrealized after-tax depreciation in investments. This is primarily due to a decrease in the carrying value of our HyperFeed warrants. As explained in Item 1, on page 9, we are required to carry the HyperFeed, at estimated fair value, which introduces volatility to our reported shareholders' equity; and
-    a decrease of $963,000 from unrealized foreign currency translation loss.

     Total assets at December 31, 2000 were $395.1 million, compared to $380 million at December 31, 1999. Total assets increased due to the $49.8 million in new equity capital raised in the rights offering during the first quarter. As the year progressed, Vidler utilized part of the money raised in the rights offering to acquire water-righted properties and develop its existing water rights and water storage assets. The increase in assets was partly offset by the payment of claims by our insurance subsidiaries, which reduced both insurance liabilities and the corresponding assets, and by the sale of land and water rights at Nevada Land.

     PICO reported a net loss of $9.5 million in 2000. The net loss from operations of $4.6 million consisted of a $13.5 million pre-tax loss, which was partially offset by $8.2 million in income tax benefits and the addition of $717,000 to reflect the interest of minority shareholders in the losses of subsidiaries which are less than 100%-owned by PICO. In addition, the cumulative effect of a change in accounting principle reduced income by $5 million after-tax. Until December 31, 1999, PICO had discounted the carrying value of its medical professional liability claims reserves, to reflect the fact that some claims will not be paid until many years in the future, but funds from the corresponding premiums can be invested in the meantime. After December 31, 1999, PICO's medical professional liability insurance subsidiaries were no longer allowed to discount claims reserves in the statements they file with the Ohio Department of Insurance, which are prepared on the statutory basis of accounting. With this change in accounting principle, we have also eliminated the discounting in our financial statements which are prepared on a GAAP basis (i.e., generally accepted accounting principles).

     In 1999, the $6.8 million net loss was comprised of a $20.5 million before-tax loss, which was partially offset by the addition of $12.5 million in income tax benefits, $706,000 in minority interest, and a $442,000 after-tax extraordinary gain. This compares to a $12 million loss from continuing operations in 1998, prior to the deduction of $1.5 million in income tax expense and the addition of $4.5 million of minority interest and $1.1 million in income from discontinued operations.

     The $8.2 million in tax benefits recorded in 2000 is made up of several items. These include a $4.4 million cash refund resulting from the successful appeal of a prior year tax ruling in Canada, and a $3.3 million expense which was recognized to increase federal income tax valuation allowances recorded against tax assets in some of our subsidiaries. In 1999, $12.5 million of income tax benefits were recognized, including an $8.4 million reduction in valuation allowances that had previously been recorded to reduce income tax assets. Of this amount, $6.5 million became available as a result of changes in federal income tax legislation in 1999.

     In June 1997, the Financial Accounting Standards Board established standards for disclosure of comprehensive income, which PICO adopted in 1998. Comprehensive income includes more than just the income reported in the statement of operations. For PICO, it also includes foreign currency translation and the change in unrealized investment gains and losses on securities which are available for sale.

     PICO incurred an $18 million comprehensive loss in 2000. This was comprised of the $9.5 million net loss, net unrealized depreciation in investments of $7.6 million after-tax, and negative foreign currency translation of $963,000. A $3.2 million comprehensive loss was recorded in 1999, consisting of a $6.8 million net loss, a $28,000 decrease due to foreign currency translation, and a partially offsetting $3.7 million net unrealized gain in investments. In 1998, PICO incurred an $11 million comprehensive loss, consisting of a $7.9 million net loss, $415,000 in net unrealized depreciation in investments, and negative foreign currency translation of $2.7 million.

     Detailed information on the performance of each segment is contained later in this report; however, the principal items in the 2000 $13.5 million loss from continuing operations before taxes and minority interest were:

Land, Minerals and Related Water Rights
- income of $1.9 million from Nevada Land on revenues of $5.3 million, which included $3.7 million in land sales and a $270,000 gain from a land exchange transaction;

Water Rights and Water Storage
- Vidler generated $3.1 million in revenues and incurred a pre-tax loss of $4.9 million. The operating loss decreased by $296,000 as higher revenues from leasing agricultural land and the sale of water at Semitropic exceeded increases in depreciation, financing, and operating expenses; however, the reduced operating loss was more than offset by a $1.2 million loss on the sale of land and tunnel assets related to water rights sold during the year;

Property and Casualty Insurance
- segment income of $2.5 million, consisting of a $1.3 million pre-tax profit from Sequoia and $1.2 million from Citation;

Medical Professional Liability Insurance
-    a pre-tax profit of $768,000;

Long Term Holdings
- equity income of $1.8 million, being PICO's share of the net income and other events affecting shareholders' equity in Jungfraubahn, HyperFeed and other companies which we account for under the equity method;
- realized losses of approximately $7.6 million, including a $4.6 million pre-tax loss on the sale of PICO's investment in Conex and a $2.5 million write-down of our investment in MKG Enterprises;
- an operating loss of $2.3 million from Conex prior to its sale and a $1.5 million operating loss from SISCOM; and
-    other net costs of approximately $5.5 million.

     Revenues and income before taxes and minority interests from continuing operations, by business segment, were:

OPERATING REVENUES--CONTINUING OPERATIONS:

                                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------
                                                                2000                       1999                     1998
                                                            -------------             -------------            -------------
     Land, Minerals and Related Water Rights                  $5,276,000                $7,147,000               $2,467,000
     Water Rights and Water Storage                            3,123,000                 1,056,000                  942,000
     Property and Casualty Insurance                          39,257,000                39,960,000               42,927,000
     Medical Professional Liability Insurance                  3,396,000                 3,121,000                2,420,000
     Long Term Holdings                                       (5,699,000)                3,204,000               (1,519,000)
                                                            -------------             -------------            -------------
          Total Revenues - Continuing Operations             $45,353,000               $54,488,000              $47,237,000
                                                            =============             =============            =============

     In 2000, total revenues were $45.4 million, compared to $54.5 million in 1999 and $47.2 million in 1998. The principal factors leading to the $7.3 million increase in revenues from 1998 to 1999 were higher land sales at Nevada Land and the recognition of a net realized investment gain in the Long Term Holdings segment in 1999, as opposed to a net realized loss in 1998. These revenue increases were partly offset by lower earned premiums in the Property and Casualty Insurance segment. From 1999 to 2000, revenues declined by $9.1 million, primarily due to the recognition of a $7.6 million net realized investment loss in the Long Term Holdings segment in 2000, as opposed to a $626,000 net realized gain in 1999.

     Total expenses in 2000 were $60.6 million, compared to $73.9 million in 1999 and $58.4 million in 1998. The largest expense item in each of the past 3 years was loss and loss adjustment expense in our insurance businesses i.e., the cost of making provision to pay claims. In 2000, loss and loss adjustment expense was $24 million, compared to $35.2 million in 1999 and $30.5 million in 1998. In 1999 and 1998, loss and loss adjustment expenses were inflated by the need to strengthen reserves in both the medical professional liability segment and in Citation's artisan/contractors liability book of business.


INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST--CONTINUING OPERATIONS:

                                                                                YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------------------
                                                                 2000                    1999                     1998
                                                            --------------          --------------            -------------
     Land, Minerals and Related Water Rights                  $ 1,918,000              $1,094,000                $ 204,000
     Water Rights and Water Storage                            (4,854,000)             (3,947,000)              (2,050,000)
     Property and Casualty Insurance                            2,541,000              (3,679,000)               2,825,000
     Medical Professional Liability Insurance                     768,000              (4,805,000)              (4,442,000)
     Long Term Holdings                                       (13,853,000)             (9,151,000)              (8,525,000)
                                                            --------------          --------------            -------------
          Total Revenues - Continuing Operations             $(13,480,000)           $(20,488,000)             $11,988,000
                                                            ==============          ==============            =============

                     LAND, MINERALS AND RELATED WATER RIGHTS
                       NEVADA LAND & RESOURCE COMPANY, LLC

                                                                        Year Ended December 31,
                                                    ----------------------------------------------------------------
                                                        2000                      1999                     1998
                                                    -------------             -------------            -------------
REVENUES:
Sale of Land                                          $3,725,000                $5,432,000               $1,652,000
Sale of Water Rights                                     244,000                   379,000                   40,000
Gain on Land Exchange                                    270,000
Lease and Other Income                                 1,037,000                 1,336,000                  775,000
                                                    -------------             -------------            -------------
Segment Total Revenues                                $5,276,000                $7,147,000               $2,467,000
                                                    =============             =============            =============

EXPENSES:
Cost of Land and Water Rights Sold                    (1,751,000)               (4,273,000)                (727,000)
Operating Expenses                                    (1,607,000)               (1,780,000)              (1,536,000)
                                                    -------------             -------------            -------------
Segment Total Expenses                               $(3,358,000)              $(6,053,000)             $(2,263,000)
                                                    =============             =============            =============

                                                    -------------             -------------            -------------
INCOME BEFORE TAX                                     $1,918,000                $1,094,000                $ 204,000
                                                    =============             =============            =============

     Nevada Land generated revenues of $5.3 million in 2000, compared to $7.1 million in 1999, and $2.5 million during 1998. Fluctuations in the level of land sales caused most of the variation in revenue from year to year.

     In 2000 we recorded $3.7 million in revenues from the sale of 28,245 acres of land, compared to $5.4 million from the sale of 48,715 acres in 1999, and $1.7 million from the sale of 5,866 acres in 1998.

     In 2000, Nevada Land completed its first major land exchange transaction, in which we exchanged 25,828 acres of land for assets with an exchange value of approximately $1.3 million, or $52 per acre. The consideration received consisted of $430,000 in cash and 17,558 acres of land, which we believe will be more readily marketable, with an exchange value of $913,000. The revenue recorded as a result of this transaction was the $270,000 net gain on the cash portion of the total exchange value (i.e., approximately 32%). This gain represents the difference between the cash received and our basis in approximately 32% of the land given up in the exchange. No gain was recognized on the portion of the exchange value for which land was received (i.e., approximately 68%). Any gain related to the land received will be recorded when that land is sold.

     Also during 2000 we sold 61 acre-feet of certificated water rights for $244,000, compared to revenues of $379,000 from the sale of 125 acre-feet of certificated water rights in 1999, and $40,000 from the sale of 8 acre-feet of certificated water rights in 1998.

     Lease and other income amounted to $1 million in 2000, $1.3 million in 1999, and $775,000 in 1998. Most of this revenue comes from land leases, principally for grazing, agricultural, communications, and easements, which totaled $608,000 in 2000, $737,000 in 1999, and $440,000 in 1998.

     After deducting the cost of land sold, the gross margin on land sales increased from $926,000 in 1998 to $1.5 million in 1999 and $2.2 million in 2000.

     Operating expenses were little changed over the three year period, at $1.5 million in 1998, $1.8 million in 1999, and $1.6 million in 2000.

    Nevada Land recorded income of $1.9 million in 2000, compared to $1.1 million in 1999 and $204,000 in 1998. In 2000, segment income was $824,000 higher than 1999, principally due to a $685,000 higher gross profit from land sales and the $270,000 net gain from the land exchange transaction. The $890,000 increase in segment income between 1998 and 1999 resulted from a $594,000 increase in gross profit from the sale of land, and lease and other revenues growing at a faster pace than operating expenses.


                         WATER RIGHTS AND WATER STORAGE
                           VIDLER WATER COMPANY, INC.

                                                                     Year Ended December 31,
                                              -----------------------------------------------------------------
                                                  2000                         1999                    1998
                                              ------------                 ------------            ------------
REVENUES:
Sale of Water Rights                           $1,000,000                   $  270,000              $ 550,000
Sale of Water                                     509,000
Water Service                                     188,000                      185,000                245,000
Agricultural Leases                               959,000                      477,000                144,000
Other                                             467,000                      124,000                  4,000
                                              ------------                 ------------            ------------
Segment Total Revenues                         $3,123,000                   $1,056,000              $ 943,000
                                              ============                 ============            ============

EXPENSES:
Cost of Sales                                   2,244,000                      185,000                350,000
Operations & Maintenance                        3,312,000                    2,944,000                216,000
Depreciation & Amortization                       988,000                      810,000                160,000
Interest                                          821,000                      678,000                131,000
Other                                             612,000                      386,000              2,136,000
                                              ------------                 ------------            ------------
Total Expenses                                  7,977,000                    5,003,000             $2,993,000
                                              ============                 ============            ============

                                              ------------                 ------------            ------------
LOSS BEFORE TAX                               $(4,854,000)                 $(3,947,000)           $(2,050,000)
                                              ============                 ============            ============

     We entered the water business with the understanding that most of the assets we acquired were not ready for immediate commercial use. There has been a considerable lead-time in developing and commercializing these assets. While we believe that considerable value has been created from these efforts, this is not reflected in our financial statements because the Company's most significant assets did not begin to generate cash flow until the first quarter of 2001. During the investment and building phase, the segment incurred costs associated with the development and acquisition of assets which would not generate positive cash flow and earnings until future years.

     Vidler generated total revenues of $3.1 million in 2000, compared to $1.1 million in 1999, and $943,000 in 1998.

     To this point, the bulk of recurring segment revenue has come from leasing agricultural land in Arizona. Over the past three years, revenue from leasing agricultural land has climbed each year as Vidler continued to purchase farm properties and the related water rights in the Harquahala Valley, and lease the land to farmers. Agricultural lease revenues rose from $144,000 in 1998 to $477,000 in 1999 and $959,000 in 2000.

     Over the past three years, Vidler has sold water rights and related assets which were not essential to its strategy in Nevada and Arizona. In 1998, the Company sold the Sylvan Reservoir in Colorado for $550,000. In 1999, Vidler sold 300 acre-feet of priority water rights at Wet Mountain, Colorado for $270,000. In 2000, Vidler sold water rights and the related land and tunnel assets to the City of Golden, Colorado for $1 million. Due to the potential for significant capital outlays for repairs and maintenance, Vidler management decided to dispose of the land and tunnel assets in conjunction with the water rights, even though this resulted in a loss of $1.2 million being recognized on the sale of the land and tunnel assets. It is anticipated that lease or sale of the remaining Colorado water rights will result in a modest overall return.

     Revenues for 2000 also included $509,000 from the sale of 3,691 acre-feet of water which Vidler had banked at Semitropic. This sale resulted in a gross profit of $342,000, which helped to offset fixed costs for depreciation and operations and maintenance at Semitropic.

     Vidler generated water service revenue of $245,000 in 1998, $185,000 in 1999, and $188,000 in 2000, from leasing some of the company's Colorado water rights. These assets are leased in perpetuity. The lease payments are indexed for inflation, with a minimum annual escalation of 3%. Once assets have been leased in perpetuity, they cannot be leased again unless the lease is canceled, where that is possible.

     Segment expenses, including the cost of water rights and other assets sold, increased from $3 million in 1998 to $5 million in 1999 and $8 million in 2000. Excluding the cost of water rights and other assets sold, operating expenses were $2.6 million in 1998, $4.8 million in 1999, and $5.7 million in 2000. The increase in operating costs primarily resulted from the growth in Vidler's asset base, including expenses related to individual projects (e.g., depreciation and interest) which were recorded prior to the related revenues being earned.

     The segment loss grew from $2.1 million in 1998, to $3.9 million in 1999, and $4.9 million in 2000.

     The $907,000 increase in segment loss from 1999 to 2000 was caused by the $1.2 million realized loss on the sale of the land and tunnel assets described above. Excluding this item, the segment loss declined by $296,000, primarily due to the $342,000 gross profit on the sale of Semitropic water and $482,000 higher agricultural lease revenues, which were partially offset by higher charges for depreciation, interest, and other expenses.

     The principal factors in the $1.9 million increase in segment loss from 1998 to 1999 were $1.5 million higher expenses related to Semitropic, $547,000 of additional interest expense on non-recourse financing to purchase land and the associated water rights in the Harquahala Valley, and $645,000 higher personnel and operating expenses.

                         PROPERTY AND CASUALTY INSURANCE

                                                                              Year Ended December 31,
                                                        -----------------------------------------------------------------
                                                            2000                       1999                     1998
                                                        -------------              -------------            -------------
P&C INSURANCE REVENUES:
Earned Premiums - Sequoia                                $32,741,000                $16,932,000              $18,145,000
Earned Premiums - Citation                                  (158,000)                17,507,000               18,145,000
Net Investment Income                                      5,381,000                  4,951,000                5,501,000
Realized Investment Gains                                    172,000                   (186,000)                 236,000
Other                                                      1,121,000                    756,000                  900,000
                                                        -------------              -------------            -------------
Segment Total Revenues                                   $39,257,000                $39,960,000              $42,927,000
                                                        =============              =============            =============

P&C INSURANCE INCOME (LOSS) BEFORE TAXES:
Sequoia Insurance Company                                 $1,344,000                 $2,207,000               $3,598,000
Citation Insurance Company                                 1,197,000                 (5,886,000)                (773,000)
                                                        -------------              -------------            -------------
Total P&C Income (Loss) Before Taxes                      $2,541,000                $(3,679,000)              $2,825,000
                                                        =============              =============            =============

     The Property & Casualty Insurance segment generated total revenues of $39.3 million in 2000, compared to $40 million in 1999, and $42.9 million in 1998.

     Most revenues in this segment come from earned premiums. When an insurance company writes a policy, the premium charged is referred to as "written" premium; however, the premium is recognized as revenue, or "earned," evenly over the term of the policy. Therefore, there is a lag between changes in written premium and the resulting change in earned premium.

     As explained on page 18, the amount of premium "written" by Sequoia and Citation declined in 1997, 1998, and 1999, leading to a corresponding decrease in segment "earned" premium from $36.3 million in 1998, to $34.4 million in 1999, and $32.6 million in 2000. During 1998 and 1999, Sequoia and Citation "pooled," or shared, most of their premiums and expenses. This pooling arrangement was terminated from January 1, 2000, and all business has been transitioned to Sequoia, which accounts for the near doubling in Sequoia's earned premiums in 2000. In December 2000, Citation ceased writing business and is now "running off" the claims reserves from business written in previous years.

     Due to the lag between changes in written premium and earned premium, the effect of the increased volume in Sequoia's commercial insurance business, the increase in Sequoia's A.M. Best rating, and the acquisition of Personal Express, will not be fully reflected in Sequoia's reported results until 2001.

     Investment income represents interest earned from cash and cash equivalents and fixed-maturity securities, and dividends received from stocks held in the insurance company portfolios. During 2000, the average income yield on the bond portfolio increased due to both the higher prevailing level of interest rates and a refocusing onto high-grade corporate issues. This led to an 8.7% increase in segment investment income to $5.4 million. The segment investment income had declined from $5.6 million in 1998 to $5 million in 1999 because the decline in written premium volume reduced the pool of assets available for investment.

     The Property and Casualty Insurance segment produced $2.5 million of income before taxes in 2000, compared to a $3.7 million loss before taxes in 1999, and before-tax income of $2.8 million in 1998. Most of the variance between years is due to the 1999 segment loss, which was caused by a $10.1 million pre-tax charge to strengthen Citation's claims reserves, principally in the artisan/contractors line of business. Citation ceased writing this type of coverage in 1995, the year before the reverse merger with Physicians Insurance Company of Ohio.

     The 2000 $2.5 million segment profit was comprised of a $1.3 million pre-tax profit from Sequoia and a $1.2 million pre-tax profit from Citation. The individual results of Sequoia and Citation cannot be directly compared to previous years due to the termination of the pooling agreement, and the acquisition of Personal Express.

     The operating performance of insurance companies is frequently analyzed using their "combined ratio." A combined ratio below 100% indicates that the insurance company made a profit on its base insurance business, prior to investment income, realized gains or losses, taxes, extraordinary items, and other non-insurance items.

     Sequoia manages its business so as to have a combined ratio of less than 100% each year; however, this is not always achieved. Sequoia's combined ratio, determined on the basis of generally accepted accounting principles, for the past 3 years have been:

                         SEQUOIA'S GAAP INDUSTRY RATIOS

       --------------------------------------------------------------------
                                             2000       1999       1998
                                           --------   --------   --------
         Loss and LAE Ratio                  67.6%      53.5%      52.3%
         Underwriting Expense Ratio          38.6%      46.3%      43.4%
                                           --------   --------   --------
         Combined Ratio                     106.3%      99.8%      95.7%
       --------------------------------------------------------------------

     In 2000, Sequoia earned $32.7 million in premiums. This is primarily composed of $29.8 million from commercial lines and $2.9 million from personal lines, which includes some initial revenues from Personal Express. During 2000 Sequoia experienced higher claims costs than it has in recent years. Sequoia management believes this is principally due to premium rates not keeping up with the rate of increase in costs such as construction, medical care, and automobile repair. This resulted in a loss and loss adjustment expense ratio (i.e., the cost of making provision to pay claims as a percentage of earned premiums) of 67.6% in 2000, compared to 53.5% in 1999, and 52.3% in 1998. This included additional expense in 2000 to recognize unfavorable development in prior year loss reserves of $252,000, compared to favorable development of $401,000 in 1999, and favorable development of $2.1 million in 1998. The higher loss ratio was partially offset by a lower underwriting expense ratio (i.e., operating expenses as a percentage of earned premiums) of 38.6% in 2000, compared to 46.3% in 1999, and 43.4% in 1998. The reduction in the underwriting expense ratio in 2000 was due to:

     (1) economies of scale. Following the termination of the pooling agreement with Citation, Sequoia's earned premiums increased 93.4% for the year. This meant that fixed underwriting expense items were spread over a larger base of revenue, therefore reducing them as a percentage of revenue; and

     (2) Sequoia began to earn premiums from Personal Express. Sequoia does not pay commission on Personal Express business, so commission expense fell as a percentage of revenue.

     For 2000, Sequoia's combined ratio was 106.3%, compared to 99.8% in 1999, and 95.7% in 1998.

     In 2000, Citation reported negative earned premiums of $158,000. Although Citation earned $564,000 in property and casualty premiums, this was more than offset by a $722,000 reduction in earned premium revenues related to reinsurance. This represented additional reinsurance on contracts for 1998 and prior years where the premium paid by Citation depends on loss experience in the reinsured business. Under GAAP, reinsurance is recorded as a reduction in earned premiums. Citation changed to fixed rate reinsurance contracts in 1999.

     Favorable reserve development of $282,000 contributed to Citation earning a $1.2 million pre-tax profit for the year. Since Citation reported negative earned premiums in 2000, and is now in "run off," its Combined Ratio is no longer meaningful.

     The 1999 $3.7 million segment loss consisted of $2.2 million in income from Sequoia, which was more than offset by a $5.9 million loss from Citation.

     In 1998, the segment income of $2.8 million consisted of $3.6 million in income from Sequoia, which was partially offset by an $773,000 loss from Citation. Sequoia's reported profit benefited from $2.1 million of favorable claims experience, which was partially offset by an estimated $1 million in additional claims due to the 1997-1998 "El Nino" weather pattern. Citation's $773,000 loss was caused by $3.7 million of unfavorable claims experience in the artisans/contractors line of business.

     Segment policy acquisition costs were $11.7 million in 2000, compared to $9.8 million in 1999, and $11.2 million in 1998. The largest component, commissions to agents, was $7.2 million in 2000, $5.6 million in 1999, and $6.7 million in 1998. The level of agent commissions fluctuates depending on the amount of direct written premium. Other acquisition expenses totaled $4.6 million in 2000, $4 million in 1999, and $4.5 million in 1998. These include non-insurance expenses such as salaries and benefits, and sales and marketing.

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                                                           Year Ended December 31,
                                                        ---------------------------------------------------------------
                                                             2000                   1999                     1998
                                                        ---------------        ---------------         ----------------
MPL REVENUES:
Net Investment Income                                     $1,543,000             $1,180,000               $2,579,000
Other                                                      1,853,000              1,941,000                 (159,000)
                                                        ---------------        ---------------         ----------------
Segment Total Revenues                                    $3,396,000             $3,121,000               $2,420,000
                                                        ===============        ===============         ================

Loss and Loss Adjustment Expenses                         (1,064,000)            (6,599,000)              (5,628,000)
Other Expenses                                            (1,565,000)            (1,327,000)              (1,234,000)
                                                        ---------------        ---------------         ----------------
SEGMENT TOTAL EXPENSES                                    (2,628,000)            (7,926,000)              (6,862,000)
                                                        ===============        ===============         ================

INCOME (LOSS) BEFORE TAXES                                 $ 768,000            $(4,805,000)             $(4,442,000)
                                                        ===============        ===============         ================

     Medical professional liability insurance segment revenues were $3.4 million in 2000, compared to $3.1 million in 1999, and $2.4 million in 1998. Although most of the revenues of an insurance company in "run off" come from investment income, a minor amount of earned premium can arise, for example from the recalculation of reinsurance premiums based upon loss experience.

     Investment income has been declining--from $2.6 million in 1998, to $1.2 million in 1999, and $1.5 million in 2000--because the amount of income-generating investments held by Physicians and Professionals has decreased as claims are paid.

     The largest component of other revenue is earned premiums, which were $1.9 million in 2000, $1.9 million in 1999, and negative $159,000 in 1998.

     Loss and loss adjustment expenses were $1.1 million in 2000, $6.6 million in 1999, and $5.6 million in 1998. Other operating expenses were $1.6 million in 2000, $1.3 million in 1999, and $1.2 million in 1998.

     Medical professional liability operations produced $768,000 of income before taxes in 2000, compared to losses in the two preceding years of $4.8 million in 1999 and $4.4 million in 1998, when results were adversely affected by the need to increase loss and loss adjustment expense reserves. A $1.1 million net increase in reserves was required in 2000. As well, reserves increased by $7.5 million due to the elimination of reserve discount included in the cumulative effect of change in accounting principle. Positive income was recorded following the return of approximately $1.9 million in premium for reinsurance which actuarial analysis indicated was not required.

     Until December 31, 1999, we discounted our medical professional liability claims reserves to reflect the fact that some claims will not be paid until future years, but funds from the corresponding premiums can be invested in the meantime. In each quarter until December 31, 1999, a portion of this discount was removed and recognized as an expense called "reserve discount accretion." From January 1, 2000, we ceased discounting our reserves to be consistent with the accounting treatment in our statutory financial statements, which no longer permitted us to discount after December 31, 1999. The elimination of discounting resulted in a $5 million after-tax charge to income, which is shown in the "Cumulative Effect of Change in Accounting Principle" line in our Consolidated Statement of Operations. See Notes 14 and 24 of Notes to Consolidated Financial Statements.

     The additions to reserves in 1999 and 1998 were based upon actuarial analysis which indicated some deterioration of Physicians' loss experience (i.e., a greater than expected number and/or amount of claims, resulting in a greater than expected liability to pay claims) in most coverage years.

     In 1999, we took a pre-tax charge to increase Physicians Insurance Company of Ohio's loss reserves by $5 million, or $3.8 million after discounting to reflect the time value of money. The addition to claims reserves was necessary because of a higher than expected number of claims (increased "frequency"). This was compounded by the fact that many of the claims were for smaller than expected amounts (reduced "severity"), causing more of them to fall below our reinsurance deductibles (i.e., the initial part of each claim which is not covered by reinsurance). This meant that Physicians had to pay a greater proportion of each claim, and that we could not recover as much as previously anticipated from reinsurance.

     The negative effect of the increased number of claims exceeded the positive effect of the smaller average amount claimed. This resulted in a $2 million increase in direct and assumed loss and loss adjustment expense reserves, a $3.6 million decrease in ceded (transferred) reinsurance reserves, and a $560,000 increase in general reserves for the future adjustment of claims (unallocated loss adjustment expense). As well as these additions to reserves, claims payments in excess of established reserves throughout 1999 and loss reserve discount accretion added $3.3 million to 1999 incurred losses and loss adjustment expenses. These increases were partially offset by the recovery of $1.9 million in reinsurance premiums due to the reduction in ceded loss reserves, and $1.2 million from the discounting of these reserve increases.

     In 1998, approximately $5 million was added to loss and loss adjustment expense reserves after actuarial analysis indicated deterioration in Physicians' loss experience in most prior years. The principal factor causing the deterioration was an increased number of a new type of claim, related to patients who were allegedly injured as minors but who could not take action until they reached the legal age of adulthood. No significant unusual activity was noticed in this area in 1999 or 2000.

     Physicians' own claims department staff continues to process the run off of the remaining medical professional liability loss and loss adjustment expense claims. As the "run off" continues, overhead costs are being minimized as much as possible.

     At December 31, 2000, medical professional liability reserves totaled $51.6 million net of reinsurance. This compares to $53.7 million at December 31, 1999, and $61.5 million at December 31, 1998, net of reinsurance and discount.

   MEDICAL PROFESSIONAL LIABILITY INSURANCE -- LOSS AND LOSS EXPENSE RESERVES

                                                                                 Year Ended December 31,
                                                                 ---------------------------------------------------------
                                                                     2000                 1999                   1998
                                                                 -------------        -------------          -------------
     Direct Reserves                                             $58.6 million        $81.6 million          $97.1 million
     Ceded Reserves                                               (7.0)               (20.4)                 (27.1)
     Discount of Net Reserves                                                          (7.5)                  (8.5)
                                                                 -------------        -------------          -------------
     Net Medical Professional Liability Insurance Reserves       $51.6 million        $53.7 million          $61.5 million
                                                                 =============        =============          =============

     Although, as required by Ohio insurance regulations, our medical professional liability insurance reserves are certified annually by two independent actuaries, significant fluctuations in reserve levels can occur based upon a number of variables used in actuarial projections of ultimate incurred losses and loss adjustment expenses.

                               LONG TERM HOLDINGS

                                                                            Year Ended December 31,
                                                           ---------------------------------------------------------
                                                                2000                 1999                   1998
                                                           --------------        -------------         -------------
LONG TERM HOLDINGS REVENUES (CHARGES):
Realized Investment Gains (Losses)                           $(7,623,000)           $ 626,000           $(4,455,000)
Investment Income                                                988,000              505,000             1,924,000
Other                                                            936,000            2,073,000             1,012,000
                                                           --------------        -------------         -------------
Segment Total Revenues                                       $(5,699,000)          $3,204,000           $(1,519,000)
                                                           ==============        =============         =============

SEGMENT TOTAL EXPENSES                                        (9,948,000)         (11,329,000)           (6,226,000)
                                                           --------------        -------------         -------------
LOSS BEFORE INVESTEE INCOME                                 $(15,647,000)         $(8,125,000)          $(7,745,000)

Equity Share of Investee's Net Income                          1,794,000           (1,026,000)             (780,000)
                                                           --------------        -------------         -------------
LOSS BEFORE TAXES                                           $(13,853,000)         $(9,151,000)          $(8,525,000)
                                                           ==============        =============         =============

     The Long Term Holdings segment recorded negative revenues of $5.7 million in 2000, compared to revenues of $3.2 million in 1999, and negative revenues of $1.5 million in 1998. Revenues in this segment vary considerably from year to year, primarily because of fluctuations in net realized gains or losses on the sale of investments. PICO does not sell investments on a regular basis, but when the price of an individual security has significantly exceeded our target, or if there have been changes which we believe limit further appreciation potential on a risk-adjusted basis. Consequently, the amount of net realized gains or losses recognized during any accounting period has no predictive value.

     A net realized investment loss of $7.6 million was recorded in 2000. The principal components were a $4.6 million loss on the sale of Conex, a $2.5 million write-down of the loan to MKG Enterprises to realizable value, and a $562,000 loss when a former employee exercised an option which required PICO to sell existing shares in Vidler for less than current book value. When PICO acquired Vidler in the merger with Global Equity Corporation, call options had already been granted to certain employees over existing shares in Vidler. All of these call options have now been exercised.

     Realized gains from the sale of securities from the Company's European portfolio were recorded in both 1999 and 1998. In 1999, these gains were partially offset by the $3.2 million write-down of an investment in an oil and gas investment, resulting in net realized gains of $626,000. In 1998, realized gains were more than offset by $8.2 million in write-downs. These consisted of a $3 million reduction in the carrying value of our investment in MKG Enterprises, $2.9 million related to Sri Lankan securities received by Global Equity when it sold its Sri Lankan subsidiary, and $2.2 million on a portfolio investment in North America.

     In this segment, investment income includes interest on cash and cash equivalents and dividends from long term holdings. Investment income totaled $988,000 in 2000, compared to $505,000 in 1999, and $1.9 million in 1998. The decrease in 1999 was due to lower levels of cash and cash equivalents and a reduction in income earning investments in the medical professional liability insurance company portfolios as the "run off" progressed. Investment income rose in 2000, primarily due to interest income on funds raised in the rights offering.

     Other revenues include operating revenues from SISCOM and Conex.

     The principal expenses recognized in this segment are PICO's corporate overhead and operating expenses from SISCOM and Conex. In 2000, segment expenses were $9.9 million, compared to $11.3 million in 1999 and $6.2 million in 1998. Segment expenses decreased in 2000 due to overhead reductions.

    PICO's equity share of investee's income represents our proportionate share of the net income and other events affecting equity in the investments which we carry under the equity method, less any dividends received from those investments. For 2000, equity income was approximately $1.8 million, compared to a $1 million loss in 1999, and a $780,000 loss in 1998. Here is a summary of the material investments which we accounted for under the equity method in each of the past three years:

     --------------------------------------------------------------------------------------------------------
                      2000                                1999                               1998
     --------------------------------------------------------------------------------------------------------
                  Jungfraubahn                        Jungfraubahn                       Jungfraubahn
                   HyperFeed                            HyperFeed                         HyperFeed
                                              Conex - until August 1, 1999                  Conex
      Conex's sino-foreign joint venture-      Conex's sino-foreign joint         Conex's sino-foreign joint
            until September 8, 2000                      venture                           venture
                    Mendell
     --------------------------------------------------------------------------------------------------------

     The Long Term Holdings produced a loss before taxes of $13.9 million in 2000, compared to a loss of $9.2 million in 1999, and an $8.5 million loss in 1998. In 2000, the segment loss included a $4.6 million realized loss on the sale of Conex, and a $2.3 million operating loss for the period prior to sale, and a $1.6 million loss from SISCOM before tax and minority interest. In 1999, Conex accounted for $1.8 million of the segment loss and SISCOM $672,000.

     At December 31, 2000, the consolidated investment portfolio was showing a net unrealized loss of approximately $7 million after tax, compared to a net gain of $575,000 at December 31, 1999, and a $3.1 million net unrealized loss at December 31, 1998.

                             DISCONTINUED OPERATIONS

     Discontinued operations comprise PICO's former life and health insurance subsidiary, American Physicians Life Insurance Company, which was sold on December 4, 1998. In the 1998 income year, prior to its sale, American Physicians Life produced revenues of $9.2 million and pre-tax income of $300,000. PICO realized cash proceeds of $17 million from the disposal, and recorded a gain of $1.1 million, which is included in the discontinued operations segment result in the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES--YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     PICO Holdings, Inc. is a diversified holding company. Our assets primarily consist of investments in our operating subsidiaries, investments in other public companies, and cash and cash equivalents. On a consolidated basis, the Company had $13.6 million in cash and cash equivalents at December 31, 2000, compared to $36.7 million at December 31, 1999, and $71.7 million at December 31, 1998.

     Our cash flow position fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our investment portfolios. Our primary sources of funds include cash balances, cash flow from operations, and--potentially--the sale of investments, and the proceeds of bank borrowings or offerings of equity and debt. We endeavor to manage our cash flow to ensure that funds are always available to take advantage of new investment opportunities.

     In broad terms, here is the cash flow profile of our principal operating subsidiaries:

- Nevada Land & Resource Company, LLC is actively selling land which is not part of PICO's long-term utilization plan for the property. Nevada Land's principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. Since these receipts and other revenues exceed Nevada Land's operating costs, Nevada Land is generating strong positive cash flow which provides a potential source of funds to finance other group activities;

- Over the past 3 years, Vidler Water Company, Inc. has utilized cash to purchase properties with significant water rights, to construct improvements at the Vidler Arizona Recharge Facility, to maintain and develop existing assets, to pursue applications for water rights, and to cover financing and operating expenses. Other group companies have provided financing to meet Vidler's on-going expenses and to fund capital expenditure and the purchase of additional water-righted properties.

     Vidler's most important water-related assets did not begin to generate significant cash flow until the first quarter of 2001. As commercial use of these assets increases, we expect that Vidler will start to generate free cash flow as receipts from leasing water or storage and the proceeds from selling water begin to overtake maintenance capital expenditure, financing costs, and operating expenses. As water lease and storage contracts are signed, we anticipate that Vidler may be able to monetize some of the contractual revenue streams which could potentially provide another source of funds;

- Over the next 12 months, we expect that Sequoia Insurance Company will generate positive cash flow from increased written premium volume, primarily as a result of growth in the existing commercial insurance business and the Personal Express acquisition. Shortly after a policy is written, the premium is collected and the funds can be invested for a period of time before they are required to pay claims. Free cash flow generated by Sequoia will likely be deployed in the company's investment portfolio;

- Citation Insurance Company has ceased writing business and is "running off" its existing claims reserves. Investment income more than covers Citation's operating expenses. Most of the funds required to pay claims are coming from the maturity of fixed-income securities in the company's investment portfolio and recoveries from reinsurance companies; and

- As the "run off" progresses, Physicians Insurance Company of Ohio and The Professionals Insurance Company are obtaining funds to pay operating expenses and claims from the maturity of fixed-income securities, the realization of investments, and recoveries from reinsurance companies.

     The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, and set guidelines for insurance company investments. PICO's insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments; however, it is possible that fixed-income and equity securities may occasionally need to be sold at unfavorable times when the bond market and/or the stock market are depressed.

     As shown in the Consolidated Statements of Cash Flow, there was a $23.1 million net decrease in cash and cash equivalents in 2000, compared to a $34.9 million net decrease in 1999, and a $15.2 million net increase during 1998.

     During 2000, $10.7 million of cash was used in Operating Activities. Operating Activities used cash of $26.2 million in 1999, and $23.6 million in 1998. In all three years, the principal uses of cash were claims payments by our insurance subsidiaries and operating expenses and lease payments by Vidler.

     Investing Activities used $62 million of cash in 2000. This primarily reflects:

     (a) activity in the investment portfolios of our insurance companies, where the proceeds of cash and cash equivalents and maturing fixed-income securities were reinvested in high-grade corporate bonds and, to a lesser extent, in small-capitalization value stocks;
     (b) the investment of a total of $14.9 million in the purchase of two water-righted ranch properties in Nevada and the construction of improvements necessary to recharge water on a commercial scale at Vidler's Arizona water storage facility; and
     (c) the acquisition of Personal Express for approximately $3 million; partly offset by
     (d) cash receipts of $5.5 million from land, water, water rights, and related assets sold by Nevada Land and Vidler.

     In 1999, Investing Activities used $17.5 million of cash, as the purchase of additional shares in Jungfraubahn and AOG exceeded the proceeds from the sale and maturity of investments. During 1998, Investing Activities generated cash of $40.8 million. This was primarily because the proceeds from the sale and maturity of investments exceeded new purchases, and a total of $33.6 million was received from the sale of American Physicians Life, residual international investments of Global Equity, and the Physicians' former home office building in Columbus, Ohio.

     In 2000, there was a $49.5 million cash inflow from Financing Activities, principally due to the rights offering which raised $49.8 million in new equity capital during the first quarter. Financing Activities resulted in a $8.4 million net inflow in 1999, as Swiss franc borrowings to finance part of PICO's portfolio of European value stocks raised $6.1 million, the exercise of PICO warrants provided $2.9 million, and the purchase of treasury stock used $292,000. In 1998, Financing Activities used $1.4 million in cash due to the net purchase of treasury stock.

     At December 31, 2000, PICO had no significant commitments for future capital expenditures, other than in the ordinary course of business.

     PICO is committed to maintaining Sequoia's capital and statutory surplus at a minimum of $7.5 million. At December 31, 2000, Sequoia had approximately $23.4 million in capital and statutory surplus. PICO also aims to maintain Sequoia's A.M. Best rating at or above its present "A-" (Excellent) level. At some time in the future, this may require the injection of additional capital.


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

     We do not know of any reliable statistical data that would enable us to predict the probability of success or failure of our investments, or to predict the availability of suitable investments at the time we have available cash. You will be relying on the experience and judgment of management to locate, select and develop new acquisition and investment opportunities. Sufficient opportunities may not be found and this business strategy may not be successful. We have made a number of investments in the past that have been highly successful, such as Fairfield Communities, Inc., which we sold in 1996, and Resource America, Inc., which we sold in 1997. We have also made investments that have lost money, such as our approximate $4 million loss from the Korean investments in 1997, an approximate $5 million write-down of investments in 1998, a $3.2 million write-down of an oil and gas investment in 1999, and $7.1 million in investment losses in the third quarter of 2000. We reported net realized investment gains of $441,000 of gains in 1999 and gains of $21.4 million in 1997; however, we reported net realized investment losses of $7.5 million in 2000 and $4.4 million for 1998. We reported a net unrealized investment loss of $7 million at December 31, 2000, compared to a net unrealized gain of $575,000 at December 31, 1999.

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

     Physicians Insurance Company of Ohio and The Professionals Insurance Company have established reserves to cover losses on claims incurred under the medical malpractice liability policies including not only those claims reported to date, but also those that may have been incurred but not yet reported. The reserves for losses are estimates based on various assumptions and, in accordance with Ohio law, have been discounted to reflect the time value of money for years prior to 2000. These estimates are based on actual and industry experience and assumptions and projections as to claims frequency, severity and inflationary trends and settlement payments. In accordance with Ohio law, Physicians Insurance Company of Ohio and The Professionals Insurance Company annually obtain a certification from an independent actuary that their respective reserves for losses are adequate. They also obtain a concurring actuarial opinion. Due to the inherent uncertainties in the reserving process, there is a risk that Physicians Insurance Company of Ohio's and The Professionals Insurance Company's reserves for losses could prove to be inadequate. This could result in a decrease in income and shareholders' equity. If we underestimate our reserves, they could reach levels which are lower than required by law.

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

WE MAY BE INADEQUATELY PROTECTED AGAINST MAN-MADE AND NATURAL CATASTROPHES, WHICH COULD REDUCE THE AMOUNT OF CAPITAL SURPLUS AVAILABLE FOR INVESTMENT OPPORTUNITIES

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

     Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations. At December 31, 1998, the closing price of our common stock on the NASDAQ National Market was $13.25 per share, compared to $12.4375 at December 31, 2000. On a quarterly basis between these two dates, closing prices have ranged from a high of $25.3125 at June 30, 1999 to a low of $11.125 at March 31, 2000. During 2000, closing prices have ranged from a low of $9.875 per share on March 27 to a high of $14.125 on January 18.

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

     At the Annual Meeting of Shareholders on October 19, 2000, our shareholders voted to amend the Articles of Incorporation to eliminate the preferred shares. The change took effect during the first quarter of 2001.

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

     The liabilities for unpaid losses and loss adjustment expenses of Physicians, Professionals, Sequoia, and Citation were $121.5 million at December 31, 2000, $139.1million at December 31, 1999, and $155 million in 1998, net of discount on medical professional liability insurance reserves in 1999 and 1998, and before reinsurance reserves, which reduce net unpaid losses and loss adjustment expenses. Of those amounts, the liabilities for unpaid loss and loss adjustment expenses of prior years increased by $8.6 million in 2000, $16.3 million in 1999, and $7.3 million in 1998. The 2000 increase included $7.5 million of accumulated discount on reserves that was expensed as a result of our decision to discontinue discounting reserves effective January 1, 2000. See Note 24 of Notes to Consolidated Financial Statements. These reserve changes for prior years' reserves were due to the following:

                                                                    CHANGE IN UNPAID LOSS AND LAE RESERVES
                                                                ----------------------------------------------
                                                                     2000            1999             1998
                                                                -------------   --------------   -------------
Increase in provision for prior year claims                      $ 1,300,413     $ 15,878,697     $ 7,009,420
Retroactive reinsurance                                             (267,653)        (564,469)       (367,399)
Accretion of reserve discount                                                         994,545         643,474
Cumulative effect of change in accounting principle                7,520,744
                                                                -------------   --------------   -------------
    Net increase in liabilities for unpaid loss
    and LAE of prior years                                       $ 8,553,504     $ 16,308,773     $ 7,285,495
                                                                =============   ==============   =============

     SEE SCHEDULE IN NOTE 14 OF NOTES TO PICO'S CONSOLIDATED FINANCIAL STATEMENTS, "RESERVES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES" for additional information regarding reserve changes.

     Although insurance reserves are certified annually by independent actuaries for each insurance company as required by state law, significant fluctuations in reserve levels can occur based upon a number of variables used in actuarial projections of ultimate incurred losses and loss adjustment expenses.

     Physicians' liability for unpaid medical professional liability insurance losses and loss adjustment expenses was discounted through December 31, 1999, to reflect investment income as permitted by the Ohio Department of Insurance. The method of discounting was based upon historical payment patterns and assumed an interest rate at or below Physicians' investment yield, and was the same rate used for statutory reporting purposes. A discount rate of 4% was used for medical professional liability insurance reserves. Discounting was discontinued effective January 1, 2000. See Note 24 of Notes to Consolidated Financial Statements.

    All of PICO's insurance companies seek to reduce the loss that may arise from individually significant claims or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance carriers.

    Various reinsurance treaties remain in place to limit PICO's exposure levels. See "REINSURANCE" following this section and NOTE 13 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "REINSURANCE."

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

    The following table presents the development of balance sheet liabilities for 1990 through 2000 for all property and casualty lines of business including medical professional liability insurance. The "Net liability as originally estimated" line shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date on a discounted basis, prior to 2000, for each of the indicated years. Reserves for other lines of business that Physicians ceased writing in 1989, which are immaterial, are excluded. The "Gross liability as originally estimated" represents the estimated amounts of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date on an undiscounted basis, including losses that had been incurred but not reported.

                                                     1990          1991          1992          1993          1994          1995
                                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                                                   (In thousands)
Net liability as originally estimated:             $128,104      $129,768      $159,804      $179,390      $153,212      $137,523
Discount                                             30,230        30,647        31,269        32,533        20,144        16,568
Gross liability as originally estimated:            158,334       160,415       191,073       211,923       173,356       154,091
Cumulative payments as of:
     One year later                                  42,488        42,986        41,550        34,207        35,966        27,128
     Two years later                                 81,536        81,489        73,012        69,037        61,263        65,062
     Three years later                              108,954       103,505       103,166        90,904        93,908        86,865
     Four years later                               120,063       120,073       116,278       118,331       110,272       100,967
     Five Years later                               126,100       127,725       139,028       128,773       119,879       111,553
     Six years later                                130,146       142,973       143,562       136,820       129,819
     Seven years later                              142,484       147,142       148,426       145,683
     Eight years later                              146,112       151,751       156,620
     Nine years later                               150,509       159,205
     Ten years later                                157,403
Liability re-estimated as of:
     One year later                                 160,200       188,811       197,275       183,560       170,411       147,324
     Two years later                                179,915       184,113       179,763       184,138       163,472       146,653
     Three years later                              172,715       174,790       182,011       175,308       162,532       151,752
     Four years later                               170,847       177,811       176,304       178,544       165,696       156,482
     Five Years later                               171,968       172,431       181,721       178,584       167,145       159,266
     Six years later                                165,255       175,830       181,868       178,371       167,821
     Seven years later                              168,185       177,603       181,029       178,717
     Eight years later                              170,710       178,419       183,229
     Nine years later                               172,397       180,624
     Ten years later                                174,595
Cumulative Redundancy (Deficiency)                 ($16,261)     ($20,209)       $7,844       $33,206        $5,535       ($5,175)

RECONCILIATION TO FINANCIAL STATEMENTS
     Gross liability - end of year
     Reinsurance recoverable
     Net liability before discount - end of year
     Net discount
     Net liability - end of year (discounted for 1998 and 1999)
     Reinsurance recoverable (discounted for 1998 and 1999)

     Discontinued personal lines insurance
     Balance sheet liability (discounted for 1998 and 1999)

     Gross re-estimated liability - latest
     Re-estimated recoverable - latest
     Net re-estimated liability before discount - latest
     Net re-estimated discount - latest
     Net re-estimated liability - latest
     Net cumulative redundancy (deficiency) before discount

                                                                                             YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------------------------
                                                                   1996          1997          1998          1999          2000
                                                                ----------    ----------    ----------    ----------    ----------
                                                                                          (IN THOUSANDS)
Net liability as originally estimated:                           $164,817      $128,205      $102,877       $98,655       $93,997
Discount                                                           12,216         9,159         8,515         7,521
Gross liability before discount as originally estimated:          177,033       137,364       111,392       106,176        93,997
Cumulative payments as of:
     One year later                                                59,106        44,750        31,056        25,625
     Two years later                                               95,574        69,571        51,184
     Three years later                                            115,160        85,896
     Four years later                                             129,907
     Five Years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Liability re-estimated as of:
     One year later                                               176,922       144,367       127,269       107,521
     Two years later                                              192,203       160,325       127,898
     Three years later                                            202,014       160,239
     Four years later                                             202,767
     Five Years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Cumulative Redundancy (Deficiency)                               ($25,734)     ($22,875)     ($16,506)      ($1,345)

RECONCILIATION TO FINANCIAL STATEMENTS
     Gross liability - end of year                                                           $166,131      $148,689      $121,442
     Reinsurance recoverable                                                                  (54,740)      (42,514)      (27,445)
                                                                                            ----------    ----------    ----------
     Net liability before discount - end of year                                              111,391       106,175        93,997
     Net discount                                                                              (8,515)       (7,521)
                                                                                            ----------    ----------    ----------
     Net liability - end of year (discounted for 1998 and 1999)                               102,876        98,654        93,997
     Reinsurance recoverable (discounted for 1998 and 1999)                                    52,000        40,334        27,445
                                                                                            ----------    ----------    ----------
                                                                                              154,876       138,988       121,442
     Discontinued personal lines insurance                                                        145           145           100
                                                                                            ----------    ----------    ----------
     Balance sheet liability (discounted for 1998 and 1999)                                  $155,021      $139,133      $121,542
                                                                                            ==========    ==========    ==========

     Gross re-estimated liability - latest                                                   $184,426      $153,489
     Re-estimated recoverable - latest                                                        (56,528)      (45,968)
                                                                                            ----------    ----------
     Net re-estimated liability before discount - latest                                      127,898       107,521
     Net re-estimated discount - latest
                                                                                            ----------    ----------
     Net re-estimated liability - latest                                                     $127,898      $107,521
                                                                                            ==========    ==========
     Net cumulative redundancy (deficiency) before discount                                  ($16,506)      ($1,345)
                                                                                            ==========    ==========

                 Each decrease or increase amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the redundancy related to losses settled in 1993, but incurred in 1990 will be included in the decrease or increase amount for 1990, 1991 and 1992. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. For example, Physicians commuted reinsurance contracts in several different years that significantly increased the estimate of net reserves for prior years by reducing the recoverable loss and loss adjustment expense reserves for those years. Accordingly, it may not be appropriate to extrapolate future increases or decreases based on this table.

     The data in the above table is based on Schedule P from each of the insurance companies' 1990 to 2000 Annual Statements, as filed with state insurance departments; however, the development table above differs from the development displayed in Schedule P, Part-2, of the insurance Annual Statements as Schedule P, Part-2, excludes unallocated loss adjustment expenses.

     LOSS RESERVE EXPERIENCE. The inherent uncertainties in estimating loss reserves are greater for some insurance products than for others, and are dependent on the length of the reporting lag or "tail" associated with a given product (i.e, the lapse of time between the occurrence of a claim and the report of the claim to the insurer) of the diversity of historical development patterns among various aggregations of claims, the amount of historical information available during the estimation process, the degree of impact that changing regulations and legal precedents may have on open claims, and the consistency of reinsurance programs over time, among other things. Because medical professional liability insurance and commercial casualty claims may not be fully paid for several years or more, estimating reserves for such claims can be more uncertain than estimating reserves in other lines of insurance. As a result, precise reserve estimates cannot be made for several years following a current accident year for which reserves are initially established.

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

     Reconciliation of Unpaid Loss and Loss Adjustment Expenses

     An analysis of changes in the liability for unpaid losses and loss adjustment expenses for 2000, 1999 and 1998 is set forth in NOTE 14 OF NOTES TO PICO'S CONSOLIDATED FINANCIAL STATEMENTS, "RESERVE FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES."

REINSURANCE

     Medical Professional Liability Insurance

     On July 14, 1995, Physicians and Professionals entered into an Agreement for the Purchase and Sale of Certain Assets with Mutual Assurance, Inc. This transaction was approved by Physicians' shareholders on August 25, 1995 and closed on August 28, 1995. Pursuant to the agreement, Physicians and Professionals sold their professional liability insurance business and related liability insurance business for physicians and other health care providers. Physicians and Professionals were engaged in, among other things, the business of offering medical professional liability insurance and related insurance to physicians and other health care providers principally located in Ohio.

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

     Property and Casualty Insurance

     Effective January 1, 1998, Sequoia and Citation entered into an inter-company reinsurance pooling agreement for business in force as of January 1, 1998 and business written thereafter. Per the agreement, Citation cedes 100% of its net premium and losses to

Sequoia and Sequoia then cedes 50% of its net premiums and losses to Citation. Sequoia and Citation share equally in the underwriting expenses. This arrangement was terminated effective January 1, 2000.

     Citation and Sequoia have the same reinsurance program which is outlined as follows. For property business, reinsurance provides coverage of $10.4 million excess of $150,000. For casualty business, excluding umbrella coverage, reinsurance provides coverage of $4.9 million excess of $150,000. Umbrella coverages are reinsured $9.9 million excess of $100,000. The catastrophe treaties for 1998 and thereafter provide coverage of 95% of $19 million excess of $1 million per occurrence for the combined losses of Citation and Sequoia. The catastrophe treaties for 1998 and thereafter provide coverage of 95% of $14 million excess of $1 million per occurrence. Facultative reinsurance is placed with various reinsurers.

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

     See Note 13 of Notes to Consolidated Financial Statements, "Reinsurance" with regard to reinsurance recoverable concentration for all property and casualty lines of business, including medical professional liability, as of December 31, 2000. PICO remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

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

     The Model Act is not expected to cause any material change in any of the insurance companies' future operations. All companies' risk-based capital results as of December 31, 2000 exceed the Company Action Level.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     PICO's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. PICO's bank debt is short-term in nature as PICO generally secures rates for periods of approximately one to three years and therefore approximates fair value. At December 31, 2000, PICO had $77.9 million of fixed maturity securities and mortgage loans, $64 million of marketable equity securities that were subject to market risk, and $41.2 million of investments denominated in foreign currencies, primarily Swiss francs and Australian dollars. PICO's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

     PICO uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage loans, PICO uses duration modeling to calculate changes in fair value. For its marketable securities PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of a securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $1.5 million for a 100 basis point decline in interest rates on its fixed securities and mortgage loans. The hypothetical 20% decrease in fair value of PICO's marketable equity securities produced a loss in fair value of $5.2 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of PICO's foreign denominated investments produced a loss of $7.1 million that would impact the unrealized appreciation and foreign currency translation in shareholders' equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     PICO's financial statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 and the independent auditors' report is included in this report as listed in the index.

                        SELECTED QUARTERLY FINANCIAL DATA

     Summarized unaudited quarterly financial data (in thousands, except share and per share amounts) for 2000 and 1999 are shown below. In management's opinion, the interim financial data contains all adjustments necessary for a fair presentation of results for such interim periods. In the fourth quarter of 2000, the Company received notification from the Ohio Department of Insurance that it would no longer permit the Company to discount its MPL reserves for statutory accounting practices. Accordingly, the Company discontinued discounting its MPL reserves in its statutory filing with the ODI and financial statements prepared in accordance with US GAAP for the year ended December 31, 2000. The cumulative effect was recorded as of January 1, 2000 and the previously filed quarterly data has been adjusted below to reflect this change. In addition, a reconciliation of the previously reported net loss is also included below. The effect for the year ended December 31, 2000 was to increase the unpaid losses and loss adjustment expenses reserve by $7.5 million and an cumulative effect of accounting principle of $5 million, or $0.43 per share, net of an income tax benefit of approximately $2.5 million.

                                                          THREE MONTHS ENDED
                                     ----------------------------------------------------------------
                                      March 31,        June 30,        September 30,     December 31,
                                        1999             1999              1999              1999
                                     -----------      -----------      ------------     -------------
Premium income                       $     8,555      $     8,527      $     8,268      $    11,029
Net investment income and
  net realized gains (losses)              1,570            4,156            3,021           (1,920)
Total revenues                            10,510           14,310           14,094           15,574
Net income (loss)                         (2,193)           7,833             (230)         (12,230)
                                     -----------      -----------      -----------      -----------
Basic:
                                     -----------      -----------      -----------      -----------
     Net income (loss) per share     $     (0.25)     $      0.88      $     (0.03)     $     (1.35)
                                     -----------      -----------      -----------      -----------
    Weighted average common
     and equivalent shares
     outstanding                       8,946,237        8,938,693        9,054,413        9,054,426
Diluted:
     Net income (loss) per share     $     (0.25)     $      0.83      $     (0.03)     $     (1.35)
                                     -----------      -----------      -----------      -----------
    Weighted average common
     and equivalent shares
     outstanding                       8,946,237        9,458,320        9,054,413        9,054,426
                                     -----------      -----------      -----------      -----------

The following reconciles net
  loss as previously reported:
Net loss as previously reported
Cumulative effect of change
  in accounting principle

Net income (loss) as restated


Per share effect of cumulative
  change in accounting principle


                                                           THREE MONTHS ENDED
                                     ----------------------------------------------------------------
                                      March 31,         June 30,        September 30,     December 31,
                                        2000              2000              2000             2000
                                     -----------      ------------      ------------      -----------
Premium income                       $     7,514      $      7,678      $      8,272      $    10,972
Net investment income and
  net realized gains (losses)              1,443             1,558            (4,589)           2,301
Total revenues                            10,095            11,027             4,940           19,291
Net income (loss)                         (8,521)              121            (2,805)           1,679
                                     -----------      ------------      ------------      -----------
Basic:
                                     -----------      ------------      ------------      -----------
     Net income (loss) per share     $     (0.93)     $       0.01      $      (0.23)     $      0.14
                                     -----------      ------------      ------------      -----------
    Weighted average common
     and equivalent shares
     outstanding                       9,200,926        12,390,070        12,390,096       12,390,096
Diluted:
     Net income (loss) per share     $     (0.93)     $       0.01      $      (0.23)     $      0.14
                                     -----------      ------------      ------------      -----------
    Weighted average common
     and equivalent shares
     outstanding                       9,200,926        12,390,070        12,390,096       12,390,096
                                     -----------      ------------      ------------      -----------

The following reconciles net
  loss as previously reported:
Net loss as previously reported      $    (4,325)     $        (49)     $     (3,108)
Cumulative effect of change in
  accounting principle                    (4,196)              170               303
                                     ------------     ------------      ------------
Net income (loss) as restated        $    (8,521)     $        121      $     (2,805)
                                     ============     ============      ============

Per share effect of cumulative
  change in accounting principle     $     (0.46)     $       0.01      $      0.02
                                     ============     ============      ============

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999
                               AND FOR EACH OF THE
                            THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 2000




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Independent Auditors' Report........................................    48
     Consolidated Balance Sheets as of December 31, 2000 and 1999........   49-50
     Consolidated Statements of Operations for the Years Ended
       December 31, 2000, 1999 and 1998..................................    51
     Consolidated Statements of Shareholders' Equity for the
       Years Ended December 31, 2000, 1999, and 1998.....................   52-54
     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2000, 1999 and 1998..................................    55
     Notes to Consolidated Financial Statements..........................   56-83

                          INDEPENDENT AUDITORS' REPORT

        TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF PICO HOLDINGS, INC.


We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and its subsidiaries (collectively "the Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 24 to the financial statements, in 2000 the Company changed its method of accounting for medical professional liability claims reserves.



DELOITTE & TOUCHE LLP

San Diego, California

March 19, 2001

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                           2000             1999
                                                       ------------     ------------
Investments (Note 4):
Available for sale:
Fixed maturities                                       $ 77,858,701     $ 47,324,414
Short-term investments                                   24,036,573       16,493,675
Equity securities                                        36,174,505       43,848,058
Investment in unconsolidated affiliates (Note 5)         27,824,291       32,066,252
                                                       ------------     ------------
          Total investments                             165,894,070      139,732,399

Cash and cash equivalents                                13,644,312       36,738,373
Premiums and other receivables, net (Note 8)             19,032,603       12,030,709
Reinsurance receivables (Note 13)                        27,594,039       45,040,368
Prepaid deposits and reinsurance premiums                                  1,307,442
Accrued investment income                                 1,717,109        1,236,919
Land and related mineral and water rights (Note 6)      137,235,241      123,671,842
Property and equipment, net (Note 10)                     2,944,513        1,752,820
Deferred policy acquisition costs (Note 11)               6,299,819        4,821,228
Income taxes receivable                                                    3,648,577
Goodwill, net (Note 1)                                    4,000,508        3,456,750
Other assets                                              5,427,828        4,591,948
Net deferred income taxes (Note 9)                       11,354,592        2,019,217
                                                       ------------     ------------
     Total assets                                      $395,144,634     $380,048,592
                                                       ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                         2000               1999
                                                                                     -------------      -------------
Policy liabilities and accruals:
     Unpaid losses and loss adjustment expenses, net of discount (Note 14)           $ 121,541,722      $ 139,132,875
     Unearned premiums                                                                  25,505,189         17,204,690
     Reinsurance balance payable                                                         5,631,603          7,712,602
Deferred gain on retroactive reinsurance                                                   968,872          1,236,525
Other liabilities (Note 22)                                                             13,148,093         15,953,623
Bank and other borrowings (Note 23)                                                     15,550,387         15,704,507
Taxes payable                                                                              324,837          4,857,297
Excess of fair value of net assets acquired over purchase price (Note 1)                 3,360,581          3,928,566
                                                                                     -------------      -------------
     Total liabilities                                                                 186,031,284        205,730,685
                                                                                     -------------      -------------
Minority interest                                                                        3,920,739            926,371
                                                                                     -------------      -------------

Commitments and Contingencies (Note 12, 13, 14, 15, 16, 17, 21, 22 and 23)

Preferred stock, $.01 par value, authorized 2,000,000; none issued (extinguished in 2000)

Common stock, $.001 par value; authorized 100,000,000; issued 16,784,223
  and 13,448,533 at December 31, 2000 and 1999, respectively                                16,784             13,449
Additional paid-in capital                                                             235,844,655        186,004,827
Accumulated other comprehensive loss (Note 1)                                          (12,732,978)        (4,216,827)
Retained earnings                                                                       59,893,785         69,419,722
                                                                                     -------------      -------------
                                                                                       283,022,246        251,221,171
Less treasury stock, at cost  (4,394,127 common shares in 2000 and 1999)               (77,829,635)       (77,829,635)
                                                                                     -------------      -------------
     Total shareholders' equity                                                        205,192,611        173,391,536
                                                                                     -------------      -------------
     Total liabilities and shareholders' equity                                      $ 395,144,634      $ 380,048,592
                                                                                     =============      =============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                 2000              1999              1998
                                                                             ------------      ------------      ------------
Revenues:
     Premium income                                                          $ 34,435,754      $ 36,379,102      $ 36,131,415
     Net investment income                                                      8,238,296         6,386,887         9,260,720
     Net realized gain (loss) on investments                                   (7,525,762)          440,611        (4,411,805)
     Sale of land and related mineral and water rights                          5,478,263         6,081,764         2,242,200
     Other income                                                               4,726,419         5,199,173         4,014,692
                                                                             ------------      ------------      ------------
          Total revenues                                                       45,352,970        54,487,537        47,237,222
                                                                             ------------      ------------      ------------
Expenses:
     Loss and loss adjustment expenses (Notes 13 and 14)                       24,026,218        35,211,836        30,528,007
     Amortization of policy acquisition costs (Note 11)                        10,250,348        10,484,345        10,877,142
     Cost of land and related mineral and water rights                          3,995,508         4,458,694         1,067,503
     Insurance underwriting and other expenses                                 22,355,463        23,794,385        15,972,882
                                                                             ------------      ------------      ------------
          Total expenses                                                       60,627,537        73,949,260        58,445,534
                                                                             ------------      ------------      ------------
Equity in income (loss) of unconsolidated affiliates                            1,794,069        (1,026,245)         (780,065)
                                                                             ------------      ------------      ------------
          Loss from continuing operations before income taxes
               and minority interest                                          (13,480,498)      (20,487,968)      (11,988,377)
Provision (benefit) for federal, foreign and state income taxes (Note 9)       (8,201,176)      (12,519,374)        1,495,491
                                                                             ------------      ------------      ------------
          Loss from continuing operations
                before minority interest                                       (5,279,322)       (7,968,594)      (13,483,868)
Minority interest in loss of subsidiaries                                         717,076           706,076         4,532,632
                                                                             ------------      ------------      ------------
          Loss from continuing operations                                      (4,562,246)       (7,262,518)       (8,951,236)
Income from discontinued operations, net (Note 7)                                                                   1,075,024
                                                                             ------------      ------------      ------------
Loss before extraordinary gain and accounting change                           (4,562,246)       (7,262,518)       (7,876,212)
Extraordinary gain, net of income tax expense of $227,821                                           442,240
Cumulative effect of change in accounting principle, net (Note 24)             (4,963,691)
                                                                             ------------      ------------      ------------
Net loss                                                                     $ (9,525,937)     $ (6,820,278)     $ (7,876,212)
                                                                             ============      ============      ============

Net loss per common share - basic and diluted:
Continuing operations                                                        $      (0.39)     $      (0.81)     $      (1.50)
Discontinued operations                                                                                                  0.18
Extraordinary gain                                                                                     0.05
Cumulative effect of change in accounting principle                                 (0.43)
                                                                             ------------      ------------      ------------
               Net loss per common share                                     $      (0.82)     $      (0.76)     $      (1.32)
                                                                             ============      ============      ============
               Weighted average shares outstanding                             11,604,120         8,998,442         5,981,814
                                                                             ============      ============      ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                Accumulated Other
                                                                                                Comprehensive Loss
                                                                                          -----------------------------
                                                                                          Net Unrealized
                                                               Additional                  Appreciation     Foreign
                                                     Common     Paid-In      Retained     (Depreciation)    Currency
                                                     Stock      Capital      Earnings     on Investments   Translation
                                                    --------  ------------  ------------  --------------  -------------
Balance, January 1, 1998                            $  6,518  $ 43,173,179  $84,116,212    $ (2,672,060)  $ (2,060,358)

Comprehensive Loss for 1998
   Net loss                                                                  (7,876,212)
   Net unrealized depreciation on investments
       net of deferred tax of $21,000 and
       reclassification adjustment of $2.4 million                                             (415,505)
   Foreign currency translation                                                                             (2,703,514)
Total Comprehensive Loss

   Issuance of common stock
       upon acquisition of minority
        interest of GEC, net of costs
        of $1.7 million                                6,811   131,381,409

Acquisition of 412,846 shares of
      treasury stock                                             8,400,000

Exercise of 57,307 options on
      treasury stock                                               200,000
                                                    --------  ------------  -----------    ------------   ------------
Balance, December 31, 1998                          $ 13,329  $183,154,588  $76,240,000    $ (3,087,565)  $ (4,763,872)
                                                    ========  ============  ===========    ============   ============






                                                        Treasury
                                                         Stock          Total
                                                     ------------   ------------
Balance, January 1, 1998                             $ (9,828,953)  $112,734,538

Comprehensive Loss for 1998
   Net loss
   Net unrealized depreciation on investments
       net of deferred tax of $21,000 and
       reclassification adjustment of $2.4 million
   Foreign currency translation
Total Comprehensive Loss                                             (10,995,231)

   Issuance of common stock
       upon acquisition of minority
        interest of GEC, net of costs
        of $1.7 million                               (57,709,089)    73,679,131

Acquisition of 412,846 shares of
      treasury stock                                  (10,000,000)    (1,600,000)

Exercise of 57,307 options on
      treasury stock                                                     200,000
                                                     ------------   ------------
Balance, December 31, 1998                           $(77,538,042)  $174,018,438
                                                     ============   ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                             Accumulated Other
                                                                                             Comprehensive Loss
                                                                                       ----------------------------
                                                                                       Net Unrealized
                                                            Additional                  Appreciation      Foreign
                                                  Common     Paid-In      Retained     (Depreciation)    Currency       Treasury
                                                   Stock     Capital      Earnings     on Investments   Translation      Stock
                                                --------  ------------  ------------   --------------  ------------  -------------
Balance, December 31, 1998                      $13,329   $183,154,588  $76,240,000    $ (3,087,565)   $(4,763,872)  $(77,538,042)

Comprehensive Loss for 1999
   Net loss                                                              (6,820,278)
   Net unrealized appreciation on investments
       net of deferred tax of $2 million and
       reclassification adjustment of $349,000                                            3,662,591
Foreign currency translation                                                                               (27,981)
   Total Comprehensive Loss

Exercise of 120,000 warrants
at $23.80 per share                                 120      2,850,239

Purchase of 13,000 PICO treasury shares                                                                                  (291,593)
                                                --------  ------------  -----------    -------------   -----------   ------------
Balance, December 31, 1999                      $13,449   $186,004,827  $69,419,722    $     575,026   $(4,791,853)  $(77,829,635)
                                                ========  ============  ===========    =============   ===========   ============







                                                      Total
                                                 -------------
Balance, December 31, 1998                       $174,018,438

Comprehensive Loss for 1999
   Net loss
   Net unrealized appreciation on investments
       net of deferred tax of $2 million and
       reclassification adjustment of $349,000
Foreign currency translation
   Total Comprehensive Loss                        (3,185,668)

Exercise of 120,000 warrants
at $23.80 per share                                 2,850,359

Purchase of 13,000 PICO treasury shares              (291,593)
                                                 ------------
Balance, December 31, 1999                       $173,391,536
                                                 ============

               The accompanying notes are an integral part of the
                        consolidated financial statements

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                            Accumulated Other
                                                                                            Comprehensive Loss
                                                                                       -----------------------------
                                                                                       Net Unrealized
                                                          Additional                    Appreciation    Foreign
                                                Common     Paid-In        Retained     (Depreciation)   Currency         Treasury
                                                Stock      Capital        Earnings     on Investments  Translation         Stock
                                               --------  -------------  ------------   --------------  -------------  --------------
Balance, December 31, 1999                     $ 13,449  $ 186,004,827  $ 69,419,722   $    575,026    $ (4,791,853)  $ (77,829,635)

Comprehensive Loss for 2000
   Net loss                                                               (9,525,937)

   Net unrealized depreciation on investments
       net of deferred tax of $3.7  million                                              (7,552,774)

   Foreign currency translation                                                                            (963,377)
Total Comprehensive Loss

Rights offering, net of $193,000 of expenses      3,335     49,839,828


                                               --------  -------------  ------------   ------------    ------------   -------------
Balance, December 31, 2000                     $ 16,784  $ 235,844,655  $ 59,893,785   $ (6,977,748)   $ (5,755,230)  $ (77,829,635)
                                               ========  =============  ============   ============    ============   =============







                                                     Total
                                                 --------------
Balance, December 31, 1999                       $ 173,391,536

Comprehensive Loss for 2000
   Net loss

   Net unrealized depreciation on investments net of deferred tax of $3.7 million

   Foreign currency translation
Total Comprehensive Loss                           (18,042,088)

Rights offering, net of $193,000 of expenses        49,843,163


                                                 -------------
Balance, December 31, 2000                       $ 205,192,611
                                                 =============

               The accompanying notes are an integral part of the
                        consolidated financial statements

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                                      2000              1999              1998
                                                                                  ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $ (9,525,937)     $ (6,820,278)     $ (7,876,212)
Adjustments to reconcile net loss to net cash used in
     operating activities:
Provision for deferred taxes                                                        (3,084,491)      (12,309,782)        6,552,162
Increase in deferred taxes related to cumulative effect                             (2,557,053)
Depreciation and amortization                                                        2,678,267         3,076,471         1,492,097
(Gain) loss on sale of investments                                                   7,525,762          (440,611)        4,411,805
Gain on land exchange                                                                 (270,455)
Gain on disposal of discontinued operations                                                                             (1,105,012)
Gain on sale of real estate                                                                           (1,623,070)       (1,174,697)
Extraordinary gain on early extinguishment of debt                                                      (442,240)
Equity in (income) loss of unconsolidated affiliates                                (1,794,069)        1,026,245           780,065
Semitropic lease payment                                                            (2,333,640)       (2,333,333)       (2,400,150)
Dividends received from unconsolidated affiliates                                      622,625           217,935           171,291
Minority interest                                                                     (717,067)         (706,076)       (4,532,632)
Changes in assets and liabilities, net of effects of acquisitions:
Premiums and other receivables                                                      (7,001,894)          938,386           245,551
Income taxes                                                                          (883,883)        8,049,785        (6,522,454)
Reinsurance receivable                                                              17,446,329        10,584,462        19,400,746
Reinsurance payable                                                                 (2,080,999)       (4,356,288)        3,992,231
Deferred policy acquisition costs                                                   (1,478,591)          727,406          (227,918)
Unpaid losses and loss adjustment expenses                                         (17,591,153)      (15,887,821)      (41,074,822)
Unearned premiums                                                                    8,300,499        (3,599,742)         (830,465)
Other adjustments, net                                                               2,044,885        (2,283,138)        5,085,280
                                                                                  ------------      ------------      ------------
Net cash used in operating activities                                              (10,700,865)      (26,181,689)      (23,613,134)
                                                                                  ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale investments:
Fixed maturities                                                                     4,690,829                          15,215,844
Equity securities                                                                    1,170,169        11,817,436         9,602,798
Proceeds from maturity of available for sale investments                            13,900,000         3,815,669         2,925,000
Purchases of available for sale investments:
Fixed maturities                                                                   (47,954,744)      (19,047,153)       (5,935,894)
Equity securities                                                                  (14,335,900)      (19,166,770)       (9,685,616)
Net sales of short-term investments                                                 (7,542,898)        4,605,027         4,627,225
Proceeds from the sales of real estate                                                                 2,741,980            74,761
Purchases of land, water and mineral rights                                        (14,400,964)       (4,576,870)       (4,143,988)
Proceeds from the sale of land, water and mineral rights                             5,478,263         4,906,234           518,943
Proceeds from sale of property and equipment                                                                             6,510,166
Purchases of property and equipment                                                 (1,107,898)         (739,748)         (859,267)
Proceeds from sale of business                                                                                          27,130,343
Acquisition costs for purchase of minority interest in GEC                                                              (1,665,613)
Investments in and advances to affiliates                                           (1,390,851)         (753,928)       (1,886,714)
Other investing activities, net                                                       (537,258)       (1,094,370)       (1,635,197)
                                                                                  ------------      ------------      ------------
Net cash provided by (used in) investing activities                                (62,031,252)      (17,492,493)       40,792,791
                                                                                  ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank and other borrowings                                                (329,968)         (191,787)
Cash raised in rights offering, net                                                 49,843,163
Proceeds from debt                                                                                     6,068,781
Proceeds from the sale of warrants                                                                     2,850,359
Proceeds from the sale of treasury stock                                                                                   200,000
Repurchase of treasury stock                                                                            (291,593)       (1,600,000)
                                                                                  ------------      ------------      ------------
Net cash provided by (used in) financing activities                                 49,513,195         8,435,760        (1,400,000)
                                                                                  ------------      ------------      ------------
Effect of exchange rate changes on cash                                                124,861           322,599          (561,250)
                                                                                  ------------      ------------      ------------
     Net increase (decrease) in cash and cash equivalents                          (23,094,061)      (34,915,823)       15,218,407

Cash and cash equivalents, beginning of year                                        36,738,373        71,654,196        56,435,789
                                                                                  ------------      ------------      ------------
     Cash and cash equivalents, end of year                                       $ 13,644,312      $ 36,738,373      $ 71,654,196
                                                                                  ============      ============      ============
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
          Interest                                                                $    847,000      $    284,000      $    380,000
                                                                                  ============      ============      ============
          Income taxes (recovered) paid                                           $ (4,907,000)     $ (4,627,000)     $    440,000
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

          Currently PICO's major activities are:

         - owning and developing land and the related mineral rights and water rights through Nevada Land & Resource Company, LLC;

         - owning and developing water rights & water storage operations through Vidler Water Company, Inc.;

         -        property and casualty insurance;

         - "running off" the loss reserves of our medical professional liability insurance companies; and

         - making long term value-based investments in other public companies.

          PICO was incorporated in 1981 and began operations in 1982. The company was known as Citation Insurance Group until a reverse merger with Physicians Insurance Company of Ohio ("Physicians") on November 20, 1996. Following the reverse merger, the Company changed its name to PICO Holdings, Inc.

          On December 16, 1998, PICO acquired the remaining 48.8% of the outstanding stock of Global Equity Corporation ("Global Equity") through a Plan of Arrangement (the "PICO/Global Equity Combination") whereby Global Equity shareholders received .4628 of a newly issued PICO common share for each Global Equity share surrendered. Immediately following the close of the transaction, PICO effected a 1-for-5 reverse stock split (the "Reverse Stock Split").

              The Company's primary subsidiaries as of December 31, 2000 are as follows:

              Nevada Land & Resource Company, LLC ("Nevada Land"). In April 1997, PICO acquired Nevada Land, which then owned approximately 1.4 million acres of deeded land in northern Nevada, together with the attaching water, mineral and geothermal rights.

          Vidler Water Company, Inc. ("Vidler"). Vidler is a majority-owned Delaware corporation that was originally formed under the laws of the state of Colorado. Vidler's business involves identifying end users, namely municipalities or developers, in the Southwest who require water, and then locating a source and supplying the demand, utilizing the company's own assets where possible. These assets comprise water rights in the states of Colorado, Arizona, and Nevada, and water storage facilities in Arizona and California.

          Sequoia Insurance Company ("Sequoia"). Sequoia is a California insurance company licensed to write insurance coverage for property and casualty risks ("P&C") within the states of California and Nevada. Sequoia writes business through independent agents and brokers. In recent years, Sequoia has primarily written farm and small to medium-sized commercial insurance in California and Nevada. During 2000, Sequoia significantly expanded its personal insurance business with the acquisition of Personal Express Insurance Services, Inc.

          Citation Insurance Company ("Citation"). Citation is a
       California-domiciled insurance company licensed to write commercial property and casualty insurance in Arizona, California, Colorado, Nevada, Hawaii, New Mexico and Utah. Citation ceased writing premiums in December 2000, and is now "running off" the loss reserves from its existing business.

          Physicians Insurance Company of Ohio ("Physicians"). Prior to selling its book of medical professional liability ("MPL") insurance business in 1995, Physicians engaged in providing MPL insurance coverage to physicians and surgeons, primarily in Ohio. On August 28, 1995, Physicians entered into an agreement with Mutual Assurance, Inc. ("Mutual") pursuant to which Physicians sold its recurring MPL insurance business to Mutual. Physicians is in "run off".

              SISCOM, Inc. ("SISCOM"). SISCOM is a Colorado corporation that is a software developer and systems integrator for video-based content management systems for the professional broadcast, sports, and entertainment industries.

       Unconsolidated Affiliates:

          Investments in which the Company owns between 20% to 50% of the voting interest and/or has the ability to exercise significant influence are accounted for under the equity method of accounting. Accordingly, the Company's share of income or losses are included in consolidated results. Currently, the most significant investments the Company classifies as equity affiliates are:

          Jungfraubahn Holding AG ("Jungfraubahn") is a Swiss corporation engaged in the transportation, tourism and recreation sectors in Switzerland. During 2000, PICO increased ownership to 19.3% and obtained a board seat and adopted the equity method of accounting. Previously, the investment was held at cost and marked to market under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All prior year results have been adjusted to reflect the investment at equity.

              HyperFeed Technologies, Inc. ("HyperFeed") provides financial market data and data delivery solutions to the financial services industry. PICO owns approximately 36% of the outstanding voting stock of HyperFeed.

       Principles of Consolidation:

          The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated.

       Use of Estimates in Preparation of Financial Statements:

          The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of unpaid losses and loss adjustment expenses, deferred policy acquisition costs, land and water rights, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2000 and 1999, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

       Investments:

          The Company's investment portfolio at December 31, 2000 and 1999 is comprised of investments with fixed maturities, including U.S. government bonds, agency securities, investment-grade corporate bonds and commercial paper; equity securities, including investments in common and preferred stocks, and warrants; debentures of public and private companies; mortgage interests; and real estate.

          The Company applies the provisions of SFAS No. 115, this statement, among other things, requires investment securities to be divided into three categories: held to maturity, available for sale, and trading. The Company classifies all investments as available for sale. Unrealized gains or losses on investments recorded at fair value are recorded net of tax and included in accumulated other comprehensive income or loss.

          The Company regularly reviews the carrying value of its investments for impairment. A decline in the value of any investment below cost that is deemed other than temporary is written down to net realizable value. Adjustments for write-downs are reflected in net realized gain or loss on investments in the consolidated statements of operations. During the year ended December 31, 2000, the Company's investment in MKG was considered permanently impaired, and a charge of $2.5 million was recorded to reduce the investment to its net realizable value of $500,000 (See Note 17). During 1999, the Company recorded impairment losses of $3.2 million related to a portion of an oil and gas investment.

          Net investment income includes amortization of premium and accretion of discount on the level yield method relating to bonds acquired at other than par value. Realized investment gains and losses are included in income and are determined on the identified certificate basis and are recorded on a trade date basis.

          The Company invests domestically and abroad. Approximately $41.2 million and $41.8 million of the Company's investments at December 31, 2000 and 1999, respectively, were invested internationally, including equity values of affiliates. The Company's most significant foreign currency exposure is in Swiss francs and Australian dollars.

       Cash and Cash Equivalents:

              Cash and cash equivalents include highly liquid debt instruments purchased with original maturities of three months or less.

       Land, Minerals, Water Rights and Water Storage:

          Land, minerals, water rights, water storage, and land improvements are carried at cost. Water rights consist of various water interests acquired independently or in conjunction with the acquisition of real properties. Water rights are stated at cost and, when applicable, consist of an allocation of the original purchase price between water rights and other assets acquired based on their relative fair values. In addition, costs directly related to the acquisition and development of water rights are capitalized. This cost includes, when applicable, the allocation of the original purchase price, costs directly related to acquisition, and interest and other costs directly related to developing land for its intended use. Amortization of land improvements is computed on the straight-line method over the estimated useful lives of the improvements ranging from 5 to 15 years. Provision is made for any diminution in value that is considered to be other than temporary.

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

       Goodwill:

          Goodwill represents the difference between the purchase price and the fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. The Company recorded negative goodwill (i.e., excess of fair value of assets acquired over purchase price) as a result of the acquisition of Citation Insurance Group in November 1996. Negative goodwill is amortized using the straight-line method over 10 years. At December 31, 2000 and 1999, the Company had accumulated negative goodwill amortization of $2.3 million and $1.8 million, respectively. The Company also recorded goodwill related to its investment in Conex, SISCOM, Personal Express and Sequoia and amortizes the balances over various lives not exceeding 10 years. At December 31, 2000 and 1999, the Company had $1.3 million and $1.1 million in accumulated amortization, respectively.

       Impairment of Long-Lived Assets:

          The Company applies the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of long-lived assets. Impairment of long-lived assets is triggered when the estimated future undiscounted cash flows, excluding interest charges, for the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets do not exceed the carrying amount. The Company prepares and analyzes cash flows at various levels of grouped assets. The Company reviews cash flows for significant individual assets held within a subsidiary, and for a subsidiary taken as a whole. If the events or circumstances indicate that the remaining balance may be permanently impaired, such potential impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective long-lived asset.

       Reinsurance:

              The Company records all reinsurance assets and liabilities on the gross basis, including amounts due from reinsurers and amounts paid to reinsurers relating to the unexpired portion of reinsured contracts (prepaid reinsurance premiums).

       Unpaid Losses and Loss Adjustment Expenses:

          Reserves for MPL and property and casualty insurance unpaid losses and loss adjustment expenses include amounts determined on the basis of actuarial estimates of ultimate claim settlements, which include estimates of individual reported claims and estimates of incurred but not reported claims. The methods of making such estimates and for establishing the resulting liabilities are continually reviewed and updated based on current circumstances, and any adjustments resulting therefrom are reflected in current operations. Reserves for MPL unpaid losses and loss adjustment expenses for MPL insurance claims have been discounted, prior to 2000, to reflect the time value of money (See Note
       24).

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

       Earnings per Share:

          Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that the outstanding options and warrants were exercised, and that the proceeds were used to acquire shares of common stock at the average market price during the period.

          The Company reported a loss from operations in each of the three years ended December 31, 2000 and consequently the calculation of diluted earnings per share in each year excludes the options and warrants outstanding in those years because the impact would be anti-dilutive. Stock options of 1.1 million in 2000, and 1 million in 1999 and 1998 and 223,187 warrants in 1998 were excluded from the calculation of the diluted weighted average shares outstanding.

      Comprehensive Loss

              Comprehensive income or loss includes foreign currency translation, and unrealized holding gains and losses on available for sale securities. The components of accumulated other comprehensive loss are as follows:

                                                                               December 31,
                                                                         2000               1999
                                                                   ----------------   ----------------

     Net unrealized income (loss) on securities                      $ (6,977,748)      $    575,026
     Foreign currency translation                                      (5,755,230)        (4,791,853)
                                                                   ----------------   ----------------
Accumulated other comprehensive loss                                $ (12,732,978)      $ (4,216,827)
                                                                   ================   ================




              Accumulated other comprehensive loss is net of deferred income tax asset of $3.2 million and a deferred tax liability of $523,000 at December 31, 2000 and 1999, respectively.

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

       Recent Accounting Pronouncements:

          Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities." As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in fair value in earnings for the period of change unless the derivative qualifies as an effective hedge that offsets certain exposure. As a result of this adoption, the Company recorded a transition adjustment in the first quarter of 2001 that decreased net income by approximately $1 million, net of a $500,000 tax benefit and increased other comprehensive income by the same amount (no effect on shareholders' equity). These adjustments will be reported as a cumulative effect of change in accounting principle. Future effects on net income will depend on market conditions.


         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which summarizes the SEC's interpretation of applying generally accepted accounting principles to revenue recognition in the financial statements. SAB No. 101 was subsequently amended in June 2000 and became effective for the fourth fiscal quarter of 2000 for the Company. Based on the Company's current revenue recognition policies, the adoption of SAB No. 101, as amended, did not have a material impact on PICO's consolidated financial position or the results of operations.

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

              Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values as noted in the following table:

     Purchase Price:
     Value of approximately 3.7 million PICO shares exchanged                     $ 81,760,917
     Direct costs of acquisition                                                     1,665,613
     Value of GEC options assumed                                                    2,731,975
                                                                       ------------------------
                                                                                  $ 86,158,505
                                                                       ========================
     Allocation of Purchase Price:
     Historic GEC shareholders' equity acquired                                   $ 58,801,561
     Adjustments to assets and liabilities acquired:
          Increase in book value of surface, water and mineral rights               36,945,129
          Increase in book value of PICO common stock owned by GEC                   3,342,610
          Deferred income tax liability                                            (12,930,795)
                                                                       ------------------------
                                                                                  $ 86,158,505
                                                                       ========================

3. DISPOSITIONS:

          On September 8, 2000, the Company sold its investment in Conex for nominal consideration, and recorded a pretax loss on the sale of $4.6 million ($1.8 million after tax).

          Prior to the sale, on November 3, 1999, the Company increased its ownership of Conex from 66% to 83% through the redemption of its remaining preferred shares and conversion of intercompany loans into common stock. On August 2, 1999, the Company increased its ownership of Conex from 32% to 66% through the redemption of preferred shares, the proceeds from which were used to exercise warrants for common shares. The consolidated results of operations for the year ended December 31, 1999 reflect the consolidation of Conex for the period August 3 to December 31. Previous to consolidation, the investment was accounted for using the equity method. Consequently, the results of operations for the year ended December 31, 1999 include 32% of the losses in the unconsolidated affiliate for the period January 1 to August 2, 1999. The reported results in 2000 include Conex as a consolidated subsidiary until September 8, 2000. Conex's primary asset is a 60% sino-foreign joint venture that manufactures wheeled and tracked excavators in The People's Republic of China.

          Conex accounts for its 60% interest in the sino-foreign joint venture using the equity method of accounting due the fact that it does not have majority financial control over the policies and procedures of the joint venture. The functional currency for the joint venture is the Chinese Renminbi.

          Under the terms of the joint venture agreement between Conex and the sino-foreign joint venture in The People's Republic of China, Conex had a commitment to fund a third round of financing in the amount of $5 million. This liability was included in the consolidated financial statements at December 31, 1999, but following the sale of Conex, this liability, as well as all the other assets and liabilities of Conex, are no longer included in PICO's consolidated financial statements.

              The following is the results of operations of Conex for the year ended December 31, 1999 and for the period in 2000 prior to its disposition:

                                           2000            1999
                                   ---------------  --------------
 Expenses                              $1,393,721     $ 1,114,938
 Equity in losses of
 unconsolidated affiliates                889,627       1,873,874
                                   ---------------  --------------
 Loss from operations                   2,283,348       2,988,812
 Minority interest                       (168,988)     (1,491,417)
                                   ---------------  --------------
 Net loss                              $2,114,360     $ 1,497,395
                                   ===============  ==============




              On January 31, 2000, PICO sold its interest in Summit Global Management for $100,000, and recorded a pretax loss on sale of $75,400.

4.       INVESTMENTS:

              At December 31, the cost and carrying value of investments were as follows:

                                                                        Gross             Gross
                                                                     Unrealized        Unrealized            Carrying
2000:                                              Cost                Gains             Losses                Value
                                             ------------------    ---------------   ----------------    ------------------
Fixed maturities:
     U.S. Treasury securities
          and obligations of U.S.
          government corporations
          and agencies                         $ 20,774,818          $ 186,444          $ (22,329)         $ 20,938,933

     Corporate securities                        43,584,813          1,026,850            (41,895)           44,569,768

     Mortgage-backed
         securities                              12,350,000                                                  12,350,000
                                            ------------------    ---------------   ----------------    ------------------
                                                 76,709,631          1,213,294            (64,224)           77,858,701
Short term investments                           24,036,573                                                  24,036,573
Equity securities                                47,482,543          1,471,978        (12,780,016)           36,174,505
Investment in unconsolidated affiliates          27,824,291                                                  27,824,291
                                            ------------------    ---------------   ----------------    ------------------
          Total                               $ 176,053,038         $2,685,272      $ (12,844,240)        $ 165,894,070
                                            ==================    ===============   ================    ==================




                                                                   Gross              Gross
                                                                 Unrealized        Unrealized            Carrying
1999:                                           Cost               Gains             Losses               Value
                                           ----------------    ---------------   ----------------    -----------------
Fixed maturities:
     U.S. Treasury securities
          and obligations of U.S.
          government corporations
          and agencies                        $ 25,157,710            $ 8,461         $ (291,784)        $ 24,874,387

     Corporate securities                        9,600,805             28,225            (29,003)           9,600,027

     Mortgage-backed
         securities                             12,850,000                                                 12,850,000
                                           ----------------    ---------------   ----------------    -----------------
                                                47,608,515             36,686           (320,787)          47,324,414
Equity securities                               42,505,664         12,478,502        (11,136,108)          43,848,058
Short term investments                          16,493,675                                                 16,493,675
Investment in unconsolidated affiliates         32,066,252                                                 32,066,252
                                           ----------------    ---------------   ----------------    -----------------
          Total                              $ 138,674,106       $ 12,515,188      $ (11,456,895)       $ 139,732,399
                                           ================    ===============   ================    =================

          The amortized cost and carrying value of investments in fixed maturities at December 31, 2000, by contractual maturity, are shown below. Expected maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 Amortized              Carrying
                                                                    Cost                  Value
                                                             -------------------    ------------------

                Due in one year or less                          $10,996,524           $11,005,461
                Due after one year through five years             47,229,390            48,180,519
                Due after five years                               6,133,717             6,322,721
                Mortgage-backed securities                        12,350,000            12,350,000
                                                             -------------------    ------------------
                                                                 $76,709,631           $77,858,701
                                                             ===================    ==================




              Investment income is summarized as follows for each of the years ended December 31:


                                                 2000              1999              1998
                                            ---------------   ---------------   ---------------
                Investment income from:
                  Available for sale:
                    Fixed maturities         $ 5,196,831       $ 1,593,052       $ 1,694,345
                    Equity securities            343,211           252,693           414,038
                  Short-term investments
                    and other                  2,884,099         4,809,821         7,540,967
                                            ---------------   ---------------   ---------------
                  Total investment income       8,424,141         6,655,566         9,649,350
                Investment expenses              (185,845)         (268,679)         (388,630)
                                            ---------------   ---------------   ---------------
                  Net investment income       $ 8,238,296       $ 6,386,887       $ 9,260,720
                                            ===============   ===============   ===============






              Pre-tax net realized gain (loss) on investments is as follows for each of the years ended December 31:

                                                          2000              1999              1998
                                                     --------------   ---------------   ---------------
Gross realized gains:
     Available for sale:
          Fixed maturities                             $ 110,708                           $ 201,665
          Equity securities and other investments         15,127       $ 3,395,323         3,810,751
          Real estate                                                      670,451           806,574
                                                     --------------   ---------------   ---------------
     Total gain                                          125,835         4,065,774         4,818,990
                                                     --------------   ---------------   ---------------
Gross realized losses:
     Available for sale:
          Fixed maturities                                                    (123)         (178,770)
          Equity securities and other investments     (7,651,597)       (3,625,040)       (8,260,408)
          Real estate                                                                       (791,617)
                                                     --------------   ---------------   ---------------
     Total loss                                       (7,651,597)       (3,625,163)       (9,230,795)
                                                     --------------   ---------------   ---------------
     Net realized gain (loss)                       $ (7,525,762)        $ 440,611       $(4,411,805)
                                                     ==============   ===============   ===============

              During 2000 and 1999, the Company recorded $2.5 million and $3.2 million, respectively, in permanent write downs of investments to recognize what is expected to be other than temporary declines in the value of those securities.

          During 2000, the Company purchased 981,584 shares of Australian Oil and Gas ("AOG") for $858,000. During 1999, the Company purchased 6,166,657 shares of Australian Oil and Gas for $6.6 million and received 420,494 shares as a dividend valued at $452,000. At December 31, 2000, the Company owns a total of 8,426,044 shares, representing a 17.97% interest in AOG.

          During the fourth quarter of 2000, the Company increased its voting ownership in Accu Holding AG, a Swiss corporation, to 28.3%. Generally, with a voting ownership percentage of 20% or more, the investment should be recorded under the equity method unless the investee lacks the ability to exercise significant influence. PICO lacks the ability to exercise significant influence based on the inability to obtain the financial information necessary to apply equity accounting and is accounting for this investment at cost and recording an unrealized gain under SFAS 115.

5.       INVESTMENTS IN UNCONSOLIDATED AFFILIATES:

          Jungfraubahn Holding AG:

          Based on the Company's 19.3% voting ownership and a seat on the Board of Directors of Jungfraubahn Holding AG, beginning in the third quarter of 2000, the Company adopted the equity method of accounting for this investment. Previously the Company recorded the investment at market value under SFAS 115. The application of equity accounting requires the investment account, results of operations, retained earnings, unrealized gain/loss, and accumulated foreign currency to be adjusted retroactively to report the investment on the equity method for the percentage owned, for all periods presented. The difference between the cost of the investment and underlying equity in the net assets of the company of approximately $18 million was considered negative goodwill and was allocated to the non-current assets of Jungfraubahn. Under the equity method of accounting, the carrying value before tax of the Company's investment in Jungfraubahn was $23.7 million and $20.8 at December 31, 2000 and 1999, respectively. The market value of the investment at December 31, 2000 and 1999 was approximately $18.9 million and $15.3 million, respectively.

          The earnings contribution recorded using equity accounting is included in the statement of operations under Equity in income of unconsolidated affiliates for the percentage owned in all periods presented. The results of Jungfraubahn are adjusted to conform to US GAAP. Dividends received from Jungfraubahn are recorded as a reduction in the cost basis of the investment.

          During 2000, the Company purchased 3,472 shares of Jungfraubahn for $493,000. During 1999, the Company purchased 76,600 shares of Jungfraubahn for $11.8 million. The acquisition was financed with $7 million in cash and the remaining balance in debt. At December 31, 2000 the Company owns 112,672 shares, or 19.3% of the Jungfraubahn.

          HyperFeed Technologies, Inc.:

          At December 31, 2000, the Company's investment in HyperFeed consisted of 2,602,000 shares of common stock, representing 16.5% of the common shares outstanding; 4,786,547 shares of preferred stock, representing a 23% diluted voting interest; and an additional 4,055,195 common stock warrants which on a diluted basis would represent an additional 20.5% voting interest. The common and preferred stock are presented using the equity method of accounting for investments in common stock, and have a combined carrying value of $3.3 million at December 31, 2000. The difference between the carrying value of the investment and the underlying equity in the net assets or liabilities of HyperFeed is considered goodwill and is being amortized over 10 years on a straight-line basis. At December 31, 2000, the common stock warrants are carried in accordance with SFAS No. 115 at an estimated fair value of $2.9 million, prior to a $435,000 deferred tax asset, using the Black Scholes option-pricing model. The pre-tax unrealized loss on the warrants is $1.3 million.

          The Black Scholes pricing model incorporates assumptions in calculating an estimated fair value. The following assumptions were used in the computations: no dividend yield for all years; a risk-free interest rate of 5.6%; a one year expected life; and a historical 5 year cumulative volatility of 119%.

              The following is the market value of the common shares and preferred shares based on the December 31, 2000 and 1999 closing price of HyperFeed common stock:

                                          2000                 1999
                                     ------------------   -----------------
          Common stock                 $ 4,065,625          10,961,250
          Preferred stock                7,478,980          22,137,780
                                     ------------------   -----------------
                                      $ 11,544,605        $ 33,099,030
                                     ==================   =================

          At December 31, 1999, the Company's investment in HyperFeed consisted of 2,370,000 shares of common stock, representing 15% of the common shares outstanding; 4,786,547 shares of preferred stock, representing a 23% diluted voting interest; and an additional 4,055,195 common stock warrants which on a diluted basis would represent an additional 17% voting interest. The common and preferred stock are presented using the equity method of accounting for investments in common stock as prescribed by APB No. 18, and have a combined carrying value of $2.8 million at December 31, 1999. The difference between the carrying value of the investment and the underlying equity in the net assets or liabilities of HyperFeed is considered goodwill and is being amortized over 10 years on a straight-line basis. At December 31, 1999, the common stock warrants are carried in accordance with SFAS No. 115 at an estimated fair value of $15.4 million, prior to $3.8 million in deferred tax, using the Black Scholes option-pricing model. The pre-tax unrealized gain on the warrants is $11.3 million.

          During the three years ended December 31, 2000, HyperFeed recorded various capital transactions that affected PICO's voting ownership percentage. In 2000, HyperFeed issued 164,000 shares of common stock related to conversion of stock options which resulted in a dilution gain to PICO of approximately $208,000. Deferred taxes are provided on each dilution transaction. In 1999, HyperFeed issued common stock related to the conversion of options and warrants and stock in a private placement. These transactions diluted PICO's ownership percentage approximately 3% to 35% at the end of 1999 and the purchase of additional shares by PICO increased our ownership to 36% by the end of December 31, 2000. During 1998, there were various capital transactions, other than the debt conversion, that affected PICO's voting ownership percentage. In summary, PICO's ownership percentage increased from 16.5% at the beginning of 1998 to 18% at June 30, 1998 then declined to 17.7% at September 30, 1998. The debt conversion during the fourth quarter of 1998 increased PICO's voting percentage to approximately 38% at the end of 1998.

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

6.       LAND AND RELATED MINERAL AND WATER RIGHTS:

          Through its subsidiary Nevada Land, the Company owns land and the related mineral and water rights. Through its subsidiary Vidler, the Company owns water rights and water storage assets consisting of various real properties in California, Arizona, Colorado and Nevada. The costs assigned to the various components at December 31, were as follows:

                                                                         2000                  1999
                                                                    ------------------    -----------------
                   NLRC:
                    Land and related mineral and water rights        $ 42,799,043         $ 44,658,905
                                                                    ------------------    -----------------

                   Vidler:
                    Water and water rights                             25,743,707           19,924,025
                    Land                                               55,960,544           52,320,131
                    California water storage                            5,740,483            3,999,999
                    Land improvements, net                              6,991,464            2,768,782
                                                                     ------------------    -----------------
                                                                       94,436,198           79,012,937
                                                                     ------------------    -----------------
                                                                    $ 137,235,241        $ 123,671,842
                                                                     ==================    =================

              In July of 2000, Vidler purchased a 51% interest in Fish Springs Ranch, LLC for $4.5 million and a commitment to invest an additional $500,000 in July 2001 and a 50% interest in V&B, LLC for $1.2 million. These companies own the 8,628-acre Fish Springs Ranch, and the associated water rights. The purchase price was allocated based on estimated fair values at the date of contribution. Vidler acts as manager and effectively controls both companies. Consequently, the companies are included in the accompanying consolidated financial statements as of the date of the investment in the companies. As a result of consolidation, water rights increased approximately $6.6 million, land increased approximately $306,000, various other assets increased $2.1 million and liabilities increased $145,000. Also during the year, Vidler purchased Spring Valley Ranches (formerly, Robison Ranch), for approximately $4.5 million. Approximately $3.7 million of the purchase price was recorded as land.

              At December 31, 2000 and 1999, the book value of Vidler's interest in the Semitropic Water Storage facility was $5.7 million and $4 million, respectively. During the first ten years of the agreement through November 2008, Vidler is required to make a minimum annual payment of $2.3 million. In return, Vidler is entitled to store up to 185,000 acre-feet of water underground at Semitropic for 35 years. The cash payments made during the first ten years are being capitalized and the asset is being amortized over its useful life of thirty-five years. In 2000 and 1999, the $2.3 million payments each year were capitalized to water storage, and $667,000 of expense was amortized against it each year. In addition, Vidler is required to pay annual operating and maintenance costs. In 2000 and 1999, operating costs of $889,000 and $863,000, respectively, were expensed to the Water Rights and Water Storage segment.

7.       DISCONTINUED OPERATIONS:

          On June 16, 1997, the Company announced a definitive agreement to sell its life and health insurance subsidiary, American Physicians Life ("American Physicians"). The closing was completed on December 4, 1998. Proceeds from the sale were $17 million in cash. Because American Physicians represented a major segment of the Company's business, in accordance with APB No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business," operations have been classified as discontinued operations.

              Following is an unaudited summary of American Physicians' stand-alone financial results for the periods included in the statements of operations as discontinued operations:


                                                                  1998
                                                            -----------------
                  Total revenues                                 $ 9,172,435
                  Income before taxes                                431,650
                  Net income                                         345,716
                  Net income per share - basic                        $ 0.07
                  Net income per share - diluted                      $ 0.07





          The following reconciles loss from continuing operations to net loss:

                                                                                  1998
                                                                            -----------------
                 Loss from continuing operations
                 before income taxes and minority interest                     $ (11,988,378)
                 Provision for income taxes                                       (1,495,490)
                 Minority interest                                                 4,532,632
                                                                            -----------------
                 Loss from continuing operations                                  (8,951,236)
                                                                            -----------------

                 Income from discontinued operations, net of
                 income taxes of $86,000 in 1998                                     345,716

                 Gain on disposal of discontinued operations, net of
                 income tax of $375,000 in 1998                                      729,308
                                                                            -----------------
                 Income from discontinued operations                               1,075,024
                                                                            -----------------
                 Net loss                                                       $ (7,876,212)
                                                                            =================

8.       PREMIUMS AND OTHER RECEIVABLES:

              Premiums and other receivables consisted of the following at December 31:

                                                                      2000                1999
                                                                 ----------------    ----------------
                  Agents' balances and unbilled premiums             $10,008,197         $ 6,680,895
                  Finance receivables                                  3,329,670           2,793,185
                  Trade receivables                                      263,400             651,400
                  Other accounts receivable                            5,645,636           2,004,717
                                                                 ----------------    ----------------
                                                                      19,246,903          12,130,197
                  Allowance for doubtful accounts                       (214,300)            (99,488)
                                                                 ----------------    ----------------
                                                                     $19,032,603         $12,030,709
                                                                 ================    ================




              Other accounts receivable include $2.2 million due from Dominion Capital Pty. Ltd which is affiliated with the Company through a mutual ownership in Solpower Corporation. Also included in other accounts receivable is a $100,000 note receivable from the President and CEO of Summit Global Management for the purchase of Summit in January 2000.

9.       FEDERAL INCOME TAX:

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

              Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:


                                                                              2000                1999
                                                                       ----------------    ----------------
              Deferred tax assets:
                   Net operating loss carryforwards                       $ 20,598,362        $ 13,512,799
                   Loss reserves                                             9,023,860          10,629,211
                   Unearned premium reserves                                 1,734,353           1,081,013
                   Unrealized depreciation on securities                     3,648,678           3,451,782
                   Deferred gain on retroactive reinsurance                    329,417             420,419
                  Write down of securities                                   3,457,381           1,634,616
                  Equity in unconsolidated affiliates                                              784,120
                   Other, net                                                  550,044             861,923
                                                                       ----------------    ----------------
                        Total deferred tax assets                           39,342,095          32,375,883
                                                                       ----------------    ----------------
              Deferred tax liabilities:
                   Reinsurance receivables                                   2,823,237           6,189,121
                   Deferred policy acquisition costs                         2,141,939           1,639,218
                   Unrealized appreciation on securities                       435,151           3,935,046
                   Equity in unconsolidated affiliates                       1,344,250           1,203,772
                   Revaluation of surface, water and mineral rights         14,880,795          14,880,795
                   NLRC land sales                                           1,065,315           1,065,315
                   Accretion of bond discount                                   61,795              60,465
                   Capitalized lease                                         1,133,434             566,771
                                                                       ----------------    ----------------
                        Total deferred tax liabilities                      23,885,916          29,540,503
                                                                       ----------------    ----------------
                   Net deferred tax assets before
                        valuation allowance                                 15,456,179           2,835,380
                   Less valuation allowance                                 (4,101,587)           (816,163)
                                                                       ----------------    ----------------
                        Net deferred tax asset                            $ 11,354,592         $ 2,019,217
                                                                       ================    ================

          The deferred tax asset valuation allowance as of December 31, 2000 and 1999 relates primarily to the net operating loss carryforwards (NOL's) of Global Equity and its Canadian subsidiaries. Global Equity and its subsidiaries are subject to rules that limit the ability to utilize their NOL's. Due to these limitations and the uncertainty of future taxable income, a valuation allowance has been recorded for the deferred tax asset that may not be realized. Prior to the enactment, in 1999, of U.S. tax legislation that removed certain limitations on the Company's ability to utilize its U.S. NOLs, the Company carried a valuation allowance on a portion of its U.S. NOLs. As a result of this legislation, in 1999 most of the valuation allowance for U.S. NOL's was removed. Deferred tax assets and liabilities, the recorded valuation allowance, and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management's conclusions as to the ultimate realization of deferred tax assets.

              Pre-tax loss from continuing operations for the years ended December 31 was under the following jurisdictions:


                                             2000                1999                 1998
                                      -----------------    ----------------    -----------------
          Domestic                       $ (11,129,866)      $ (14,593,039)        $ (7,907,316)
          Foreign                           (2,350,632)         (5,894,929)          (4,081,061)
                                      -----------------    ----------------    -----------------
              Total                      $ (13,480,498)      $ (20,487,968)       $ (11,988,377)
                                      =================    ================    =================


              Income tax expense (benefit) from continuing operations for each of the years ended December 31 consists of the following:


                                                               2000                1999                 1998
                                                          ----------------    ----------------    -----------------
             Current tax benefit:
             U.S. federal                                      $ (450,123)         $ (729,136)        $ (5,415,430)
             Foreign                                           (4,666,562)            519,544              358,759
                                                          ----------------    ----------------    -----------------
                 Total current tax benefit                     (5,116,685)           (209,592)          (5,056,671)
                                                          ----------------    ----------------    -----------------
             Deferred tax expense (benefit):
             U.S. federal                                    $ (3,775,785)       $ (9,351,935)         $ 3,409,067
             Foreign                                              691,294          (2,957,847)           3,143,095
                                                          ----------------    ----------------    -----------------
                 Total deferred tax expense (benefit)          (3,084,491)        (12,309,782)           6,552,162
                                                          ----------------    ----------------    -----------------
                 Total income tax expense (benefit)          $ (8,201,176)      $ (12,519,374)         $ 1,495,491
                                                          ================    ================    =================



              The difference between income taxes provided at the Company's federal statutory rate and effective tax rate is as follows:

                                                                   2000                1999               1998
                                                              ----------------    ---------------   -----------------
        Federal income tax benefit at statutory rate             $ (4,583,369)      $ (6,965,909)       $ (4,076,048)
        Book tax difference on sale of securities                  (1,247,596)
        Settlement of tax appeal                                   (4,398,731)
        Change in valuation allowance                               3,285,416         (8,448,347)          1,889,973
        Amortization of goodwill                                      208,268            217,934
        Non deductible capital loss                                  (166,750)           294,188
        Investment valuation                                         (971,105)           171,115           3,434,307
        Accrued liabilities                                                            1,578,000
        Extraordinary gain                                                               227,821
        Other                                                        (327,309)           405,824             247,259
                                                              ----------------    ---------------   -----------------
             Federal income tax expense (benefit)                $ (8,201,176)     $ (12,519,374)        $ 1,495,491
                                                              ================    ===============   =================


          Provision has not been made for U.S. or additional foreign tax on the undistributed earnings of foreign subsidiaries. It is not practical to estimate the amount of additional tax that might be payable. At December 31, 2000 the Company had an income tax payable of $324,000 and at December 31, 1999 the Company had an income tax receivable of $3.6 million. The aggregate NOL's of approximately $59 million expire between 2001 and 2020. There is a $1.4 million annual limitation on the utilization of the NOL's of PICO, Citation and Sequoia.

10.      PROPERTY AND EQUIPMENT:

              The major classifications of the Company's fixed assets are as follows at December 31:


                                                              2000               1999
                                                           --------------    ---------------
           Office furniture, fixtures and equipment         $ 6,834,381        $ 6,838,170
           Building and leasehold improvements                1,192,123            375,975
                                                          --------------    ---------------
                                                              8,026,504          7,214,145
           Accumulated depreciation                          (5,081,991)        (5,461,325)
                                                          --------------    ---------------
           Property and equipment, net                      $ 2,944,513        $ 1,752,820
                                                          ==============    ===============


              Depreciation expense was $1.1 million, $1 million and $1.3 million in 2000, 1999, and 1998, respectively.

11.      DEFERRED POLICY ACQUISITION COSTS:

          Changes in deferred policy acquisition costs were as follows:

                                                            2000               1999               1998
                                                      ----------------   ----------------   ----------------
           Balance, January 1                             $ 4,821,228        $ 5,548,634        $ 5,320,716
                Additions:
                     Commissions                            7,232,606          5,559,587          6,711,752
                     Other                                  4,613,034          3,966,560          4,540,307
                     Ceding commissions                      (116,701)           230,792            (43,819)
                                                      ----------------   ----------------   ----------------
                          Deferral of expense              11,728,939          9,756,939         11,208,240
                                                      ----------------   ----------------   ----------------
                Adjustment for premium deficiency                                                  (103,180)
                     Amortization to expense              (10,250,348)       (10,484,345)       (10,877,142)
                                                      ----------------   ----------------   ----------------
           Balance, December 31                           $ 6,299,819        $ 4,821,228        $ 5,548,634
                                                      ================   ================   ================



12.      SHAREHOLDERS' EQUITY:

          On February 9, 2000, PICO registered on Form S-3 with the U. S. Securities and Exchange Commission to offer 6,546,497 shares of PICO stock at a price of $15 per share through a rights offering. Shareholders were offered 1 right to buy 1 new share at $15 for every 2 common shares held at March 1, 2000.

          An investment partnership registered as PICO Equity Investors, L.P. agreed to acquire shares which were not subscribed for, up to a total of 3,333,333 shares with an aggregate subscription price of $50 million. In the event that less than 3,333,333 shares of common stock remained unpurchased by shareholders on March 27, 2000, PICO committed to sell and PICO Equity Investors, L.P. committed to purchase the number of shares necessary to increase the total number of shares purchased by PICO Equity Investors, L.P. to 3,333,333. PICO Equity Investors, an entity managed by PICO Equity Investors Management, LLC, which is owned by three of PICO's current directors (including PICO's chairman of the board and PICO's president and chief executive officer), will exercise all voting and investment decisions with respect to these shares for up to 10 years.

              The Company has used the $49.8 million net proceeds to develop existing water and water storage assets, acquire additional water assets, acquire investments, and for general working capital needs.

              The rights offering closed on March 27, 2000 and the Company issued 3,335,690 additional shares of common stock for proceeds of $50 million. The Company incurred approximately $192,500 of expenses directly related to the transaction.

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

          In August 1998, PICO acquired 412,846 shares of its own common stock at a cost of $1.6 million, and assumed call option obligations for the delivery of these shares when the options are exercised. These call options expire on December 30, 2003 and are held by PICO's chairman of the board and president and chief executive officer. On December 31, 1998, 57,307 of these options were exercised for a total of $200,000.

          On November 30, 1998, the Company eliminated the 1991 Shareholder Rights Plan, which had been adopted by Citation Insurance Group prior to its acquisition by PICO. The action was taken by unanimous vote of PICO's independent directors, as required by the terms of the Plan, and on the recommendation of management.

       Stock Option Plans

          PICO Holdings 1995 Non-Qualified Stock Option Plan. PICO was authorized to issue 521,030 shares of common stock pursuant to awards granting non-qualified stock options to full-time employees (including officers) and directors. The options granted to employees vest at a rate of 33% upon grant and 33% per year on each of the first two anniversaries of the date of grant. A total of 512,005 options have been issued from this plan. No options were granted from the plan in 2000. The Company granted stock options in 1996 and 1995 under this plan in the form of incentive stock options and non-qualified stock options. All issued options from this plan are fully vested.

          PICO Holdings 1998 Stock Option Plan. PICO is authorized to issue 100,000 shares of common stock pursuant to awards granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based awards. On October 22, 1998, PICO granted 100,000 non-qualified common stock options to an officer of the Company at an exercise price of $15.625 per share. The options granted vest monthly over three years, expiring October 22, 2008. During 1999, 61,111 of these options expired when the officer left the Company.

          PICO Holdings 1998 Global Equity/PICO Stock Option Plan. As discussed above, PICO assumed 484,967 options to existing Global Equity option holders pursuant to the acquisition of the remaining shares of Global Equity by exchanging PICO options for Global Equity options. The options granted from this plan placed the participants in an economically equivalent position regarding the number of shares, exercise price, and with vesting according to their original terms.

          PICO Holdings 1999 Stock Option Plan. PICO is authorized to issue 10,665 shares of common stock pursuant to awards granted as non-qualified stock options and other similar stock-based awards. On January 1, 1999, PICO granted 10,665 non-qualified common stock options to an officer of the Company at an exercise price of $13.25 per share. The options were immediately vested and expire in 10 years.

          PICO Holdings 2000 Non-Statutory Stock Option Plan. PICO is authorized to issue 1,200,000 shares of common stock to employees and directors of and consultants to the Company, pursuant to awards granted as non-qualified stock options. On April 7, 2000, PICO granted, subject to approval by the Company's shareholders obtained on October 19, 2000, 1,091,223 non-qualified common stock options to employees and directors of the Company (1,082,223 to employees and 9,000 to directors) at an exercise price of $15.00 per share. Of the options granted to employees, one-third vested upon grant, one-third vest April 7, 2001 and one-third vest April 7, 2002. The options granted to directors were fully vested on the grant date.

              A summary of the status of the Company's stock options is presented below for the years ended December 31:


                                                 2000                      1999                        1998
                                         ------------------------  -------------------------  --------------------------
                                                       Weighted                   Weighted                    Weighted
                                           Shares       Average      Shares        Average       Shares       Average
                                         Underlying    Exercise    Underlying     Exercise     Underlying     Exercise
                                           Options      Prices       Options       Prices       Options        Prices
                                         ------------  ----------  ------------   ----------  -------------  -----------

      Outstanding at beginning of year     1,046,575     $ 15.83     1,097,021      $ 15.89        514,454       $13.55
      Granted                              1,091,223       15.00        10,665        13.25        100,000        15.63
      Canceled                              (303,199)      18.31       (61,111)       15.63         (2,400)       30.00
      Options assumed in merger                                                                    484,967        18.41
      Outstanding at end of year           1,834,599       14.93     1,046,575        15.83      1,097,021        15.89
      Exercisable at end of year           1,113,117       14.88     1,046,575        15.83      1,002,528        15.91
      Weighted-average fair value
           of options granted during
           the year                                       $ 7.15                     $ 9.02                      $10.23
                                                       ==========                 ==========                 ===========



              The following table summarizes information about stock options outstanding at December 31, 2000:


                        Options Outstanding                                        Options Exercisable
     ---------------------------------------------------------------------    -------------------------------
                                                Weighted
                                                 Average        Weighted
                                 Number         Remaining       Average          Number           Weighted
          Range of             Outstanding      Contractual     Exercise      Exercisable         Average
       Exercise Prices         at 12/31/00        Life           Price        at 12/31/00       Exercise Price
     --------------------     --------------    ----------     -----------    -------------     -------------
     $13.25 to $14.40               522,672          4.71          $13.45          522,672            $13.45
     $15.63 to $23.95             1,311,927         16.06          $15.51          590,445            $16.14
                              --------------                                  -------------
     $13.25 to $23.95             1,834,599         12.83          $14.93        1,113,117            $14.88
                              ==============                                  =============



          The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2000, 1999 and 1998, respectively: no dividend yield for all years; risk-free interest rates are different for each grant ranging from 5% to 6.97%; the expected lives of options are estimated at 10 years, 10 years and 7 years, respectively; and a volatility of 51% for the 2000 grants, 54% for the 1999 grants, and 62% for the 1998 grants.

          Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would approximate the following pro forma amounts for the years ended December 31:

                                                          2000                1999             1998
                                                    ----------------   ----------------- ----------------
Reported net loss                                       $(9,525,937)       $ (6,820,278)    $ (7,876,212)
SFAS No. 123 charge                                      (2,616,496)            (96,249)         (56,836)
                                                    ----------------   ----------------- ----------------
Pro forma net loss                                     $(12,142,433)       $ (6,916,527)    $ (7,933,048)
                                                    ================   ================= ================
Pro forma net loss per share: basic and diluted             $ (1.05)            $ (0.77)         $ (1.33)
                                                    ================   ================= ================



              The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

13.      REINSURANCE:

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

          All reinsurance assets and liabilities are shown on a gross basis in the accompanying consolidated financial statements. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Such amounts are included in "reinsurance receivables" in the consolidated balance sheets as follows:


                                                                          2000             1999
                                                                     ---------------   --------------
           Estimated reinsurance recoverable on:
           Unpaid losses and loss adjustment expense (net of
                discount of $2,180,701 in 1999)                        $ 27,444,846     $ 40,333,000
           Reinsurance recoverable on paid losses and loss expenses         149,193        2,209,867
                                                                     ---------------   --------------
                                                                         27,594,039       42,542,867
           Other balances receivable from reinsurers                                       2,497,501
                                                                     ---------------   --------------
                Reinsurance receivables                                $ 27,594,039     $ 45,040,368
                                                                     ===============   ==============




          Unsecured reinsurance risk is concentrated in the companies shown in the table below. The Company remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

                          CONCENTRATION OF REINSURANCE

                                                    Unearned          Reported        Unreported        Reinsurer
                                                    Premiums           Claims           Claims           Balances
                                                --------------   ---------------  ---------------   ---------------
       Sydney Reinsurance Corporation                               $ 5,384,733      $ 4,651,629       $10,036,362
       Continental Casualty Company                                   2,127,778        1,625,000         3,752,778
       American Reinsurance Corp.                    $ 92,727            42,424                            135,151
       Hartford Steam & Boiler                         82,094            42,000                            124,094
       TIG Reinsurance Group                                            481,758          868,239         1,349,997
       Transatlantic Reinsurance Company                                               1,256,150         1,256,150
       Cologne Reinsurance Company of America                                            133,100           133,100
       Gerling Global Reinsurance                                       112,354          255,000           367,354
       Mutual Assurance, Inc.                                         3,913,397          195,603         4,109,000
       GE Reinsurance Corp.                                             172,080                            172,080
       General Reinsurance                              1,710         2,707,050           10,000         2,718,760
       National Reinsurance Corporation                                 697,786           90,000           787,786
       PXRE Reinsurance Company                                         555,083          690,000         1,245,083
       Hartford Fire Insurance Company                                  509,923          240,000           749,923
                                                --------------   ---------------  ---------------   ---------------
                                                    $ 176,531       $16,746,366      $10,014,721       $26,937,618
                                                ==============   ===============  ===============   ===============




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

          In 1994, the Company entered into a retroactive reinsurance arrangement with respect to its MPL business. As a result, Physicians initially recorded a deferred gain on retroactive reinsurance of $3.4 million in 1994. Deferred gains are being amortized into income over the expected payout of the underlying claims using the interest method. The unamortized gain as of December 31, 2000 and 1999 was $969,000 and $1.2 million, respectively.

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

          The following is a summary of the net effect of reinsurance activity on the consolidated financial statements for each of the years ended December 31:

                                                             2000               1999              1998
                                                       -----------------   ----------------  ----------------
         Direct premiums written                           $ 47,620,431       $ 36,558,158      $ 41,792,175
         Reinsurance premiums assumed                            (3,020)           120,185            93,277
         Reinsurance premiums ceded                          (3,573,715)        (3,019,059)       (6,598,800)
                                                       -----------------   ----------------  ----------------
              Net premiums written                         $ 44,043,696       $ 33,659,284      $ 35,286,652
                                                       =================   ================  ================

         Direct premiums earned                              39,987,563         39,162,077        42,760,312
         Reinsurance premiums assumed                             2,967            144,499           141,734
         Reinsurance premiums ceded                          (5,554,776)        (2,927,474)       (6,770,631)
                                                       -----------------   ----------------  ----------------
              Net premiums earned                          $ 34,435,754       $ 36,379,102      $ 36,131,415
                                                       =================   ================  ================
         Losses and loss adjustment expenses incurred:
              Direct                                         25,883,270         47,939,738        32,124,801
              Assumed                                          (681,716)          (825,369)          261,504
              Ceded                                          (1,175,336)       (12,897,078)       (2,501,772)
                                                       -----------------   ----------------  ----------------
                                                             24,026,218         34,217,291        29,884,533
              Effect of discounting on losses and
                  loss adjustment expenses (Note 14)                               994,545           643,474
                                                       -----------------   ----------------  ----------------
         Net losses and loss adjustment expenses           $ 24,026,218       $ 35,211,836      $ 30,528,007
                                                       =================   ================  ================

14.      RESERVES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES:

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

          Physicians and PRO prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Ohio Department of Insurance ("Ohio Department"). Citation and Sequoia prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the California Department of Insurance. Prescribed statutory accounting practices include guidelines contained in various publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Ohio Department's prescribed accounting practices do not allow for discounting of claim liabilities. However, for years prior to 2000, the Ohio Department permitted Physicians to discount its losses and loss adjustment expenses related to its MPL claims to reflect anticipated investment income. Permission was granted due primarily to the longer claims settlement period related to MPL business as compared to most other types of property and casualty insurance lines of business. In 2000 the Ohio Department of Insurance withdrew permission to discount MPL claims reserves in Physicians' statutory financial statements. In addition, Physicians no longer discounts MPL reserves in its GAAP financials.

          Prior to 2000, Physicians used a discount rate of 4% for financial reporting purposes. The method of determining the discount was based on historical payment patterns and assumed an interest rate at or below Physicians' own investment yield. The carrying value of MPL reserves gross as to reinsurance and undiscounted was approximately $58.6 million at December 31, 2000, and $71.9 million, net of discounting of $9.7 million, at December 31 1999.

              Activity in the reserve for unpaid claims and claim adjustment expenses was as follows for each of the years ended December 31:



                                                               2000                1999                1998
                                                         -----------------   -----------------   ------------------
           Balance at January 1                             $ 139,132,875       $ 155,020,696        $ 196,095,518
                Less reinsurance recoverable                  (40,333,000)        (52,000,444)         (67,654,430)
                                                         -----------------   -----------------   ------------------
                     Net balance at January 1                  98,799,875         103,020,252          128,441,088
                                                         -----------------   -----------------   ------------------
           Incurred loss and loss adjustment expenses
                for current accident year claims               22,993,457          18,903,062           23,242,512
           Incurred loss and loss adjustment expenses
                for prior accident year claims                  1,300,414          15,878,697            7,009,420
           Retroactive reinsurance                               (267,653)           (564,469)            (367,399)
           Accretion of discount                                                      994,545              643,474
                                                         -----------------   -----------------   ------------------
                Total incurred                                 24,026,218          35,211,835           30,528,007
                                                         -----------------   -----------------   ------------------
           Effect of retroactive reinsurance                      267,653             564,469              367,399
                                                         -----------------   -----------------   ------------------
           Cumulative effect of accounting change               7,520,744
                                                         -----------------   -----------------   ------------------
           Payments for claims occurring during:
                Current accident year                         (10,880,842)         (8,940,341)         (11,468,646)
                Prior accident years                          (25,636,772)        (31,056,340)         (44,847,596)
                                                         -----------------   -----------------   ------------------
                     Total paid                               (36,517,614)        (39,996,681)         (56,316,242)
                                                         -----------------   -----------------   ------------------
           Net balance at December 31                          94,096,876          98,799,875          103,020,252
           Plus reinsurance recoverable                        27,444,846          40,333,000           52,000,444
                                                         -----------------   -----------------   ------------------
           Balance at December 31                           $ 121,541,722       $ 139,132,875        $ 155,020,696
                                                         =================   =================   ==================




15.      EMPLOYEE BENEFIT PLAN:

          PICO maintains a 401(k) Defined Contribution Plan covering substantially all employees of the Company. Matching contributions are based on a percentage of employee compensation. In addition, the Company may make a discretionary contribution at the end of the Plan's fiscal year within limits established by the Employee Retirement Income Securities Act. Contribution expense incurred by the Company for the three years ended December 31, 2000 was $578,000, $862,000 and $618,000, respectively.


16.      REGULATORY MATTERS:

          The regulations of the Departments of Insurance in the states where the Company's insurance subsidiaries are domiciled generally restrict the ability of insurance companies to pay dividends or make other distributions. Based upon statutory financial statements filed with the insurance departments as of December 31, 2000, $10.2 million was available for distribution by the Company's wholly-owned insurance subsidiaries to the parent company without the prior approval of the Department of Insurance in the states in which the Company's insurance subsidiaries are domiciled.

17.    COMMITMENTS AND CONTINGENCIES:

          The Company leases some of its offices under non-cancelable operating leases that expire at various dates through October 2008. Total rent expense was $1 million, $1.3 million, and $1.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

          In November 1998, Vidler entered into an operating lease to acquire 185,000 acre-feet of underground water storage privileges and associated rights to recharge and recover water located near the California Aqueduct northwest of Bakersfield. The agreement requires Vidler to pay for these privileges and rights a minimum of $2.3 million per year for 10 years beginning October 1998. The agreement calls for the lease payments to be adjusted annually by the engineering price index. The $2.3 million minimum annual lease payment is included in the summary of future minimum rental payments. On October 7, 1998, PICO signed an agreement guaranteeing payment of Vidler's obligations under the agreement. PICO's maximum obligation under this guarantee is $3.2 million, adjusted annually by the engineering price index. The guarantee expires October 7, 2008.

          Future minimum rental payments required under the leases for the years ending December 31, are as follows:

                2001                 3,317,540
                2002                 3,138,935
                2003                 2,566,494
                2004                 2,366,145
                2005                 2,363,915
                Thereafter           6,417,510
                                   -----------
                Total              $20,170,539
                                   ===========

          On January 10, 1997, Global Equity commenced an action in British Columbia against MKG Enterprises Corp. ("MKG") and Vignoble Wines Agency Inc. ("Vignoble") to enforce repayment of a $5 million loan made by Global Equity to MKG. On the same day, the Supreme Court of British Columbia granted an order preventing MKG from disposing of certain assets pending resolution of the action. Global Equity subsequently brought a motion to have a receiver-manager appointed for MKG and Vignoble, which motion has been adjourned. In addition, in March 1999 Global Equity filed an action in the Supreme Court of British Columbia against a third party. This action states the third party had fraudulently entered into loan agreements with MKG. Accordingly, under this action Global Equity is claiming damages from the third party and restraining the third party from further action. During 2000, Global Equity entered into settlement discussions with the third party to liquidate the underlying assets of MKG. Although discussions still continue, Global Equity would receive approximately $500,000 of the proceeds as full satisfaction of the loan.

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

          BSND, Inc. ("BSND"), a wholly-owned subsidiary of Vidler Water Company, has resolved a partnership dispute relating to Big Springs Associates, a partnership which owns real property and water rights in Nevada (the "Partnership"). BSND owns 50% of the Partnership. Under the terms of an agreement resolving the dispute, BSND agreed to sell its interest in the

       Partnership to the other partner for $12.65 million in cash, a gain to Vidler of approximately $2.0 million. If the transaction has not closed by August 1, 2001, BSND will own the Partnership in its entirety.

          The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

18.    RELATED-PARTY TRANSACTIONS:

          The employment agreements entered into with Ronald Langley and John R. Hart in 1997 for annual base salaries of $800,000 also entitles each to an incentive award based on the growth of the Company's book value per share in excess of a threshold that is calculated as 80% of the previous five year average return for the S&P 500. No award was paid during 2000, 1999 or 1998 under this program.

          Summit Global Management, Inc. is a Registered Investment Advisor providing investment advisory services to managed accounts including the Company's subsidiaries, until June 30, 2000. On January 1, 1995, Summit's President and CEO was granted an option expiring December 31, 2004 to purchase 49% of Summit's common shares for a nominal amount, which represented the fair value on the grant date. In January 2000, PICO sold its interest in Summit to its chief executive officer in exchange for a note receivable of $100,000 bearing interest at 7% per annum, and due 2002. In addition, Summit owes PICO approximately $65,000 for operating expenses. The agreement that two of the Company's directors, now officers of the Company, were entitled to receive 50% of the first $1 million of profits attributed to PICO's ownership of Summit's common stock terminated on January 31, 2000. No compensation was ever earned under this arrangement.

          On March 6, 1996, Charles E. Bancroft, the President and Chief Executive Officer of Sequoia entered into an incentive agreement with Sequoia after its acquisition by Physicians. Under the terms of this incentive agreement, Mr. Bancroft is to receive a payment equal to ten percent of the increase in Sequoia's value upon his retirement, removal from office for reasons other than cause, or the sale of Sequoia to a third party. For purposes of the incentive agreement, the increase in Sequoia's value is to be measured from August 1, 1995; the date Physicians acquired Sequoia. Mr. Bancroft was not eligible to receive any incentive payment, until he was continuously employed by Sequoia from August 1, 1995 through August 1, 1998. On March 20, 1998 this incentive agreement was clarified to include the combined increase in value of Sequoia and Citation. The increase in value of Citation will be measured from January 1, 1998. The Company recorded compensation expense related to this arrangement of $160,000, $210,000 and $110,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

          Certain of the Company's subsidiaries have stock option arrangements with officers and other employees for stock of the respective subsidiary. Options are granted under these arrangements at the estimated fair value of the subsidiary's stock at the time of grant. Therefore, no compensation has been recorded by the Company related to these arrangements. During 1998, 18,950 options to acquire approximately 1.9% of existing shares of Vidler were exercised for $108,000. During 2000, 19,037 options to acquire 1.9% of the existing shares of Vidler were exercised for $109,000 and a loss, calculated in accordance with Staff Accounting Bulletin No. 51, of $525,000 before tax was recorded on the sale.

          In 1998, the Company entered into an agreement with its president and chief executive officer to defer a portion of his 1998 regular compensation in a deferred compensation rabbi trust account held in the name of the Company. The deferrals are included within the Company's consolidated balance sheet. Salary deferrals to the trust amounted to $316,000 for 1998. There were no deferrals into this trust in 1999 or 2000.

          In August 1998, the Company acquired 412,846 shares of its common stock at a cost of $1.6 million, and assumed call option obligations for the delivery of these shares when the options are exercised. These call options expire on December 30, 2003 and are held by the chairman of PICO's board and its chief executive officer. On December 31, 1998, 57,307 of these options were exercised for a total of $200,000.

          During 2000, the Company sold its interest in Conex Continental Inc. to Dominion Capital Pty. Limited, an Australian corporation. PICO and Dominion each have an ownership interest in the common stock of Solpower Corporation. PICO accounts for Solpower at cost and records unrealized gains or losses under SFAS 115. PICO loaned Solpower $500,000 to purchase its 50% interest in Protocol Resource Management, Inc. and PICO acquired the other 50% of Protocol. The loan bears interest at 10.8% and PICO received a warrant to purchase 1 million shares of Solpower common stock. PICO records its interest in Protocol using the equity method of accounting. During 2000, PICO loaned approximately $2.2 million to Dominion

       Capital Pty. Limited. The loans bear interest at a weighted rate of 10.2% and are due in 2001. PICO carries the loans at cost plus accrued interest.

19.    STATUTORY INFORMATION:

          The Company and its insurance subsidiaries are subject to regulation by the insurance departments of the states of domicile and other states in which the companies are licensed to operate and file financial statements using statutory accounting practices prescribed or permitted by the respective Departments of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Physicians has received written approval from the Ohio Department to discount its medical professional liability unpaid loss and loss adjustment expense reserves, including related reinsurance recoverable using a 4% discount rate through December 31, 1999. Effective January 1, 2000, the Ohio Department of Insurance withdrew its permission for Physicians to discount reserves. Statutory practices vary in certain respects from generally accepted accounting principles. The principal variances are as follows:

       (1) Certain assets are designated as "non-admitted assets" and charged to shareholders' equity for statutory accounting purposes (principally certain agents' balances and office furniture and equipment).

       (2) Deferred policy acquisition costs are expensed for statutory accounting purposes.

       (3) Deferred federal income taxes are not recognized for statutory accounting purposes.

       (4) Equity in net income of subsidiaries and affiliates is credited directly to shareholders' equity for statutory accounting purposes.

       (5) Fixed maturity securities classified as available for sale are carried at amortized cost.

       (6) Loss and loss adjustment expense reserves and unearned premiums are reported net of the impact of reinsurance for statutory accounting purposes.

          The Company and its wholly-owned insurance subsidiaries' policyholders' surplus and net income (loss) as of and for the years ended December 31, 2000, 1999 and 1998 on the statutory accounting basis are as follows:

                                                2000              1999               1998
                                            ------------      -----------        -----------
Physicians Insurance Company of Ohio:        (Unaudited)
     Statutory net income (loss)            $ 10,212,601      $ (6,578,611)      $ 2,556,946
     Policyholders' surplus                   33,996,556        35,022,961        31,515,421

The Professionals Insurance Company:
     Statutory net income                   $    130,790      $    158,012       $   105,286
     Policyholders' surplus                    3,773,247         3,437,580         3,516,143

Sequoia Insurance Company:
     Statutory net income (loss)            $ (2,660,660)     $    497,523       $ 4,284,251
     Policyholders' surplus                   23,442,970        25,389,791        23,568,505

Citation Insurance Company:
     Statutory net income (loss)            $  4,549,292      $ (5,519,801)      $(4,395,534)
     Policyholders' surplus                   14,328,017        16,502,888        21,811,840

          Certain insurance subsidiaries are owned by other insurance subsidiaries. In the table above, investments in such subsidiary-owned insurance companies are reflected in statutory surplus of both the parent and subsidiary-owned insurance company. As a result, at December 31, 2000, 1999, and 1998, statutory surplus of approximately $27.2 million, $28.8 million and $27.1 million, respectively, is reflected in both the parent and subsidiary-owned insurance companies.

20.    SEGMENT REPORTING:

          The Company is a diversified holding company engaged in five major operating segments: Land, Minerals and Related Water Rights; Water Rights and Water Storage; Property and Casualty Insurance; Medical Professional Liability ("MPL") Insurance and Long Term Holdings.

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

       Land, Minerals and Related Water Rights

          PICO is engaged in land, water and mineral rights operations through its subsidiary Nevada Land. Nevada Land owns approximately 1.2 million acres of land and related mineral and water rights in northern Nevada. Revenue is generated by land sales, land exchanges and leasing for grazing, agricultural and other uses. Revenue is also generated from the development of water rights and mineral rights in the form of outright sales and royalty agreements.

       Water Rights and Water Storage

          Vidler is engaged in the following water rights and water storage activities:

- acquiring water rights, redirecting the water to its highest and best use, and then generating cash flow from either leasing the water or selling the right;

-      development of storage and distribution infrastructure; and

-      purchase and storage of water for resale in dry years.


       Property and Casualty Insurance

          PICO's Property and Casualty Insurance operations are conducted by our California-based subsidiaries Sequoia and Citation.

          Sequoia writes property and casualty insurance in California and Nevada, focusing on the niche markets of farm insurance and small to medium-sized commercial insurance. Sequoia also writes personal insurance, and expanded this line of business through the acquisition of Personal Express Insurance Services, Inc. during 2000.

          In the past, Citation wrote commercial property and casualty insurance in California and Arizona. Sequoia now directly writes all business in California and Nevada. Citation ceased writing business in December 2000, and is now "running-off" the loss reserves from its existing business.

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

          As expected during the run-off process, the bulk of this segment's revenues come from investment income. The Physicians' and Professionals' portfolios contain some of the Company's long term holdings.

       Long Term Holdings

          The Long Term Investments segment comprises investments where we own less than 50% of the company, or the company is too small to constitute a segment of its own.

          PICO invests in companies, which our management identifies as undervalued based on fundamental analysis. Typically, the stocks will be selling for less than tangible book value or appraised intrinsic value (i.e. what we think the company is worth). Often the stocks will also be trading for low ratios of earnings and cash flow, or on high dividend yields. Additionally, the company must have special qualities, such as unique assets, potential catalysts for change, or attractive industry characteristics.

          We also have a small portfolio of alternative investments, where we deviated from our traditional value criteria in an attempt to capitalize on areas of potentially greater growth without incurring undue risk

          Investments directly related to the insurance operations are included within those segments

          Segment information by major operating segment follows (in thousands):

                                     Land, Mineral    Water Rights      Property                       Long-
                                      and Related       and Water          and                         Term
                                      Water Rights       Storage        Casualty          MPL       Investments     Consolidated
2000:
Revenues                                $   5,276       $   3,123        $  39,257    $   3,396      $  (5,699)       $  45,353
Income (loss) before income taxes           1,918          (4,854)           2,541          768        (13,853)         (13,480)
Identifiable assets                        52,002         108,215          137,808       30,155         66,965          395,145
Depreciation and amortization                  28             988              253          396          1,013            2,678
Capital expenditures                                       15,029              321            8            151           15,509

1999:
Revenues (charges)                      $   7,147       $   1,055        $  39,960    $   3,153      $   3,173        $  54,488
Income (loss) before income taxes           1,094          (4,551)          (3,679)      (4,805)        (8,547)         (20,488)
Identifiable assets                        53,810          80,313          136,589       39,827         69,510          380,049
Depreciation and amortization                  33             810                           971          1,255            3,069
Capital expenditures                                          355                           147             75              577

1998:
Revenues                                $   2,820       $     592        $  42,927    $   2,420      $  (1,522)       $  47,237
Income (loss) before income taxes             188          (2,006)           2,825       (4,442)        (8,553)         (11,988)
Identifiable assets                        52,540          65,748          138,408       62,774         76,684          396,154
Depreciation and amortization                  33             152              496           81            730            1,492
Capital expenditures                                        4,783              648           86            124            5,641

          Segment information by geographic region follows (in thousands):

                                          United
                                          States       Canada       Europe        Australia         Asia     Consolidated
                                       -------------------------------------------------------------------------------------
2000
----
Revenues                               $ 47,688         $(2,482)      $   147                                   $  45,353
Loss before income taxes                (12,815)         (2,616)        1,951                                     (13,480)
Identifiable assets                     354,609           2,115        30,269      $8,151                         395,144
Depreciation and amortization             2,544                                                     $   134         2,678
Capital expenditures                     15,509                                                                    15,509

1999
----
Revenues                               $ 51,148                       $ 2,672                       $   668      $ 54,488
Income (loss) before income taxes       (23,094)                        4,383                        (1,777)      (20,488)
Identifiable assets                     332,830                        29,901      $8,280             9,038       380,049
Depreciation and amortization             2,770                                                         299         3,069
Capital expenditures                        577                                                                       577

1998
----
Revenues (charges)                     $ 48,308         $(2,233)      $ 3,192                       $(2,030)     $ 47,237
Income (loss) before income taxes       (13,666)            560         3,160                        (2,042)      (11,988)
Identifiable assets                     361,458           7,811        22,631                         4,254       396,154
Depreciation and amortization             1,233             259                                                     1,492
Capital expenditures                      5,641                                                                     5,641

21.    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that fair value:

       - CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RECEIVABLES, PAYABLES AND ACCRUED LIABILITIES: Carrying amounts for these items approximate fair value because of the short maturity of these instruments.

       - INVESTMENTS: Fair values are estimated based on quoted market prices, or dealer quotes for the actual or comparable securities. Fair value of warrants to purchase common stock of publicly traded companies is estimated based on values determined by the use of accepted valuation models at the time of acquisition. Fair value for equity securities that do not have a readily determinable fair value is estimated based on the value of the underlying common stock. The Company regularly evaluates the carrying value of securities to determine whether there has been any diminution in value that is other than temporary and adjusts the value accordingly.

       - DEPOSITS WITH REINSURERS AND REINSURANCE RECOVERABLES: The carrying amounts of deposits with reinsurers and reinsurance recoverable with fixed amounts due are reasonable estimates of fair value.

       - INVESTMENT IN AFFILIATE: Investments in which the Company owns between 20% and 50%, and/or has the ability to significantly influence the operations and policies of the investee, are carried at equity. The balance of the investment is regularly evaluated for impairment.

       - BANK AND OTHER BORROWINGS: Carrying amounts for these items approximate fair value because current interest rates and, therefore, discounted future cash flows for the terms and amounts of loans disclosed in Note 23, are not significantly different from the original terms.

                                                          December 31, 2000                          December 31, 1999
                                                   -------------------------------           --------------------------------
                                                    Carrying             Estimated            Carrying             Estimated
                                                     Amount             Fair Value             Amount              Fair Value
                                                   ----------           ----------           ----------            ----------
Financial assets:
 Fixed maturities                                 $77,858,701          $77,858,701          $47,324,414           $47,324,414
 Short-term investments                            24,036,573           24,036,573           16,493,675            16,493,675
 Equity securities                                 36,174,505           36,174,505           43,848,058            43,848,058
 Investment in unconsolidated affiliates           27,824,291           23,016,375           32,066,252            56,929,334
 Cash and cash equivalents                         13,644,312           13,644,312           36,738,373            36,738,373

Deposits with reinsurers and
reinsurance recoverables                            7,604,288            7,604,288            4,707,367             4,707,367
Financial liabilities:
     Bank and other borrowings                     15,550,387           15,550,387           15,704,507            15,704,507

22.    OTHER LIABILITIES:

                                            2000                    1999
                                        -----------             -----------
Accounts payable                        $ 1,295,218             $ 2,900,899
Accrued investment obligation                                     5,000,000
Unearned income                           1,146,636                 192,057
Accrued O&M - Semitropic                    889,850                 863,950
Accrued commissions                         883,084                 726,770
Option fees unearned                        850,000
Accrued vacation                            645,695                 509,146
Accrued bonus                               730,000                 570,000
Accrued interest payable                    404,045                 451,157
Other liabilities                         6,303,565               4,739,644
                                       ------------            ------------
                                       $ 13,148,093            $ 15,953,623
                                       ============            ============

23.    BANK AND OTHER BORROWINGS:

          At December 31, 2000 and 1999, bank and other borrowings consisted of loans and promissory notes incurred to finance the purchase of land and investment securities. The weighted average interest rate on these borrowings was approximately 7.4% and 6.9% at December 31, 2000 and 1999, respectively.

          At December 31, 2000, Global Equity SA has a loan facility with a Swiss bank for a maximum of 15 million CHF based on a margin not higher than 30% of the securities deposited with the bank. The actual amount available is dependent on the value of the collateral held after a safety margin established by the bank. It may be used as an overdraft or for payment obligations arising from securities transactions. At December 31, 2000 $9.5 million CHF (approximately $5.9 million US dollars) is outstanding bearing interest at approximately 5.6%.

          At December 31, 2000, $9.7 million of the total outstanding debt is within Vidler, incurred with the acquisition of land in the Harquahala Valley. The weighted average rate of interest on these notes is 8.5% which are collateralized by the purchased properties.

          Nevada Land & Resource Company issued a $5 million promissory note, maturing on October 1, 2000 in connection with the acquisition of lands. The note was collateralized by 9.4 acres of land, which held geothermal leases. The notes bore interest at 9% and were paid monthly to the extent that payment was received on four geothermal leases associated with the land. In April 1999, Nevada Land & Resource Company settled the note payable by exchanging the particular land deed, which was collateral for the note. As a result of this settlement the Company recognized a net extraordinary gain of $442,000.

      At December 31, the Company's borrowings consisted of the following:

                                               2000               1999
                                           -----------         -----------
5.58% (4% in 1999) Swiss loans             $ 5,894,838         $ 5,718,911
8% Notes due:
2007 - 2008                                    455,957             489,366
2012                                           359,218             376,745
8.5% Notes due:
2004                                         1,540,354           1,560,000
2008 - 2009                                  3,772,131           3,909,648
2019                                         2,774,894           2,833,533
9% Notes due:
2003                                           188,356             204,025
2008                                           564,639             612,279
                                          ------------        ------------
                                          $ 15,550,387        $ 15,704,507
                                          ============        ============

         The Company's future minimum principal debt repayments for the years ending December 31, are as follows:

        2001               $ 6,240,379
        2002                   374,661
        2003                   538,541
        2004                 1,862,312
        2005                   415,314
        Thereafter           6,119,180
                           -----------
        Total              $15,550,387
                           ===========

24.    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

         In the fourth quarter of 2000, the Company received notification from the Ohio Department of Insurance that it would no longer permit the Company to discount its MPL reserves for statutory accounting practices. Accordingly, the Company discontinued discounting its MPL reserves in its statutory filing with the Ohio Department of Insurance and financial statements prepared in accordance with US GAAP for the year ended December 31, 2000. The effect of this change was to increase the unpaid losses and loss adjustment expenses reserve by $7.5 million and an cumulative effect of accounting principle of $5 million, or $0.43 per share, net of an income tax benefit of approximately $2.5 million. Had the change been made as of the first day of the earliest period presented, the net loss and loss per share for 1999 and 1998 would have been reduced by $995,000 and $0.11 per share and $643,000, and $0.11 per share, respectively.

25.    SUBSEQUENT EVENT

         On March 19, 2001, Vidler sold 2,165.5 acres of land, and the related 6,496.5 acre-feet of water rights, in the Harquahala Valley to a unit of Allegheny Energy, Inc. for approximately $9.1 million. The transaction resulted in a pre-tax gain of approximately $2.4 million, which will be recorded in the first quarter of 2001.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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

  Director Name                                     Business Experience                                       Age         Since
  -------------                                     -------------------                                       ---         -----
Directors with terms ending in 2001:

Robert R. Broadbent              Retail consultant since 1989; Chairman of Higbee Company from 1984 to         79         1996
                                 1989; President, CEO, Director and Vice Chairman of the Higbee Company
                                 from 1979 to 1984; President and Chief Executive Officer of Liberty
                                 House - Mainland from 1976 to 1978; Chairman and CEO of Gimbel's from
                                 1973 to 1976; Director of Physicians from 1993 to 1995.

Carlos C. Campbell               President of C.C. Campbell & Company, Reston, Virginia, since 1985;           63         1998
                                 Director of Resource America, Inc., Fidelity Mortgage Funding, Inc., and
                                 Passport Health.

David A. Williams                CEO of Beutel Goodman & Co. Ltd. from 1991 to 1995; President,                58         1998
                                 Roxborough Holdings Limited, Toronto, Ontario since 1995; Director of
                                 Global Equity Corporation,  Enhanced Marketing  Services,  Equisure
                                 Financial Network, FRI Corporation, Krystal Bond Corporation, Octagon
                                 Industries Ltd., Phoenix Duff and Phelps Corp.,  Pinetree Capital
                                 Corporation, Micropulse Inc., Radiant Energy Corporation, and Signature
                                 Brands Ltd.

Directors with terms ending in 2002:

John R. Hart                     President of Quaker Holdings Limited, an investment company, since            41         1996
                                 1991; Principal with Detwiler, Ryan & Company, Inc., an investment bank, from 1982 to 1991; Director of Physicians since 1993; President and CEO of Physicians since 1995; President and CEO and Director of
                                 Global Equity Corporation since 1995; Director of PC Quote, Inc;
                                 President and CEO and Director of the Company since 1996.

Ronald Langley                   Director of Physicians since 1993; Chairman of Physicians since 1995:         56         1996
                                 Chairman and Director of Global Equity Corporation since 1995;
                                 Director of PC Quote, Inc; Chairman and Director of the Company since
                                 1996. Director of MC Shipping, Inc. since 1997.

John D. Weil                     President, Clayton Management Company, a strategic investment company;        59         1996
                                 Director of Todd Shipyards Corporation, Oglebay Norton Company,
                                 Southern Investors Service Company, Inc., Allied Health Products,
                                 Inc., and Baldwin & Lyons, Inc.

Nominees standing for election for terms ending in 2003:

S. Walter Foulkrod, III, Esq.    Attorney; owner of S. Walter Foulkrod, III & Associates, Attorneys at         59         1996
                                 Law, Harrisburg, PA, since 1994; President and Chairman of Foulkrod,
                                 Reynolds & Havas, PC, from 1984 to 1994; Director of Physicians since
                                 1988.

Richard D. Ruppert, MD           Physician; President of Medical College of Ohio from 1978 to 1993;            70         1996
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

     Based on a review of the copies of these reports received by the Company and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that all filing requirements have been complied with on a timely basis for the fiscal year ended December 31, 2000.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation for fiscal year 2000 of the (i) Chief Executive Officer of the Company (ii) the four most highly compensated executive officers of the Company as of December 31, 2000 (Messrs. Langley, Hart, Sharpe, Burchfield, and Mosier are sometimes hereinafter referred to as "Named Officers"). Amounts under the caption "Bonus" are amounts earned for performance during the year including amounts paid after the end of the year.

                           SUMMARY COMPENSATION TABLE
               -------------------------------------------------------------------------------------------------------------
                                                                                            Long-Term
                                                                                          Compensation
                                                               Annual Compensation           Awards
                                                                                           Securities
               Name and  Principal                                                         Underlying
               Position                                                                      Options          All Other
               Chief Executive Officer:            Year      Salary          Bonus          (Shares)         Compensation
               ------------------------            ----      ------          -----          --------         ------------
               John R. Hart(1)                     2000     $800,000          -0-          456,586(6)         $20,093(7)
                 President and Chief               1999     $800,000          -0-              -0-            $21,839(7)
                 Executive Officer                 1998     $800,000          -0-              -0-            $22,000(7)

               Executive Officers:

               Ronald Langley(2)                   2000     $800,000          -0-          427,932(6)         $20,093(7)
                 Chairman of the                   1999     $800,000          -0-              -0-            $21,839(7)
                 Board of Directors                1998     $800,000          -0-              -0-            $22,000(7)

               Richard H. Sharpe(3)                2000     $203,422          -0-           75,149(6)         $21,814(7)
                 Chief Operating Officer           1999     $192,570          -0-              -0-            $21,839(7)
                                                   1998     $199,029          -0-              -0-            $22,000(7)

               Gary W. Burchfield(4)               2000     $150,037          -0-           21,042(6)         $18,553(7)
                 Chief Financial Officer           1999     $141,750          -0-              -0-            $19,202(7)
                 And Treasurer                     1998     $164,640          -0-              -0-            $20,930(7)

               James F. Mosier(5)                  2000     $140,059          -0-           21,042(6)         $17,269(7)
                 General Counsel                   1999     $131,985          -0-              -0-            $17,879(7)
                 and Secretary                     1998     $126,910          -0-              -0-            $18,512(7)

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

(3) Mr. Sharpe became Chief Operating Officer of Physicians on June 3, 1994. He became Chief Operating Officer of the Company on November 20, 1996.

(4) Mr. Burchfield became Chief Financial Officer and Treasurer of Physicians on November 3, 1995. He became Chief Financial Officer and Treasurer of the Company on November 20, 1996.

(5) Mr. Mosier became General Counsel and Secretary of Physicians in 1984. He became General Counsel and Secretary of the Company on November 20, 1996.

(6) This represents grants of non-statutory stock options in the year 2000 pursuant to the PICO Holdings, Inc. 2000 Nonstatutory Stock Option Plan.

(7) Represents amounts contributed by the Company to the PICO Holdings, Inc. Employees 401(k) Retirement Plan and Trust. This retirement plan conforms to the requirements of the Employee Retirement Income Security Act.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information with respect to options granted during 2000 to each of the Named Officers:

                              OPTION GRANTS IN 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                              Potential Realizable Value at
                                                     Percent of                               Assumed Annual Rates of Stock
                                                        Total                                  Price Appreciation for Option
                                       Number of       Options                                           Term (1)
                                       Securities     Granted to    Exercise                   -----------------------------
                                       Underlying     Employees      or Base
                                        Options       in Fiscal       Price      Expiration
          Name                          Granted (2)      Year       ($/Share)        Date            5% ($)       10% ($)
----------------------------------------------------------------------------------------------------------------------------
       Ronald Langley                   427,932          39.5%        $15.00        4/7/20         6,283,654    25,788,854
       John R. Hart                     456,586          42.2%        $15.00        4/7/20         6,704,403    27,515,656
       Richard H. Sharpe                 75,149           6.9%        $15.00        4/7/20         1,103,470     4,528,772
       Gary W. Burchfield                21,042           1.9%        $15.00        4/7/20           308,976     1,268,073
       James F. Mosier                   21,042           1.9%        $15.00        4/7/20           308,976     1,268,073

----------

(1) The amounts reflected in this table represent certain assumed rates of appreciation only. Actual realized values, if any, on option exercises will be dependent on the actual appreciation of the PICO stock over the term of the options. There can be no assurances that the Potential Realizable Values in this table will be achieved.

(2) These options were granted on April 7, 2000, subject to approval by the Company's shareholders obtained on October 19, 2000, under the PICO Holdings 2000 Nonstatutory Option Plan at a fair market value in excess of 100% of the PICO common stock value on that date. PICO is authorized to issue 1,200,000 shares of common stock to employees and directors of and consultants to the Company, pursuant to awards granted as non-qualified stock options. Of the options granted to employees, one-third vested upon grant, one-third vest April 7, 2001 and one-third vest April 7, 2002. The options granted to non-employee directors were fully vested on the grant date.

                 OPTION EXERCISES AND FISCAL 2000 YEAR-END VALUE

     The following table provides information concerning options held as of December 31, 2000 by the persons named in the Summary Compensation Table. No options were exercised by these individuals during 2000.

            Aggregate Option Exercises in Last Fiscal Year And Fiscal Year-End Option Values
----------------------------------------------------------------------------------------------------------
                              Number of Securities Underlying               Value of Unexercised
                                        Unexercised                         In-the-Money-Options
                                    Options at 12/31/00                       At 12/31/00 (1)
                          ---------------------------------------- ---------------------------------------
          Name             Exercisable         Unexercisable           Exercisable       Unexercisable
          ----             -----------         -------------           -----------       -------------
Ronald Langley(2)            405,938              285,288                  -0-                 -0-
John R. Hart(2)              415,489              304,391                  -0-                 -0-
Richard H. Sharpe             85,169               50,099                  -0-                 -0-
Gary W. Burchfield            49,097               14,028                  -0-                 -0-
James F. Mosier               49,097               14,028                  -0-                 -0-

----------

(1) Based on the closing price of the Company's Common Stock on December 29, 2000 on the Nasdaq National Market of $12.4375 per share.

(2) In addition to these options shown above, Mr. Langley and Mr. Hart have a right to purchase shares of the Company under Call Option Agreements assumed by the Company in August 1998; see Item 12, footnote 4.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Weil and Campbell, and Dr. Ruppert, serve as members of the
Compensation Committee.   Mr. Langley and Mr. Hart have been directors and
executive officers of Global Equity since September 5, 1995.

                      REPORT OF THE COMPENSATION COMMITTEE

     This report of the Compensation Committee, and the Stock Price Performance Graph set forth below, shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended (the "Securities Act") or under the Securities Exchange Act of 1934, as amended (the "Exchange Act") except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

COMMITTEE MEMBERS

     The three-member Compensation Committee of the Board of Directors is a standing committee composed entirely of outside Directors. Mr. Weil is the chairman and Mr. Campbell and Dr. Ruppert are the other members.

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

     In March 2000, the Compensation Committee asked Mercer to examine the present level of stock options granted to the Company's management, to recommend an appropriate level of stock options to be granted in the future to the Company's management, and to review the level of compensation paid to the Company's nonemployee directors. The Compensation Committee believed such a review by Mercer was necessary in order to assist the Company in retaining and attracting qualified directors and executives, and to link executive and director rewards to the long term interests of the Company's shareholders. Mercer's study recommended that additional stock options be granted to management to enhance the Company's ability to retain and attract key executives. Mercer's study also recommended that, to enable the Company to remain competitive and to continue to be able to retain and attract qualified members of the Board of Directors and to align directors' long term interests with those of shareholders, nonemployee directors compensation should be increased and should contain an element of stock options granted annually. The nonemployee directors options granted annually will vest immediately as a further incentive to nonemployee directors and to further link nonemployee directors compensation with the Company's performance. In line with the recent study by Mercer, with respect to annual cash remuneration paid to nonemployee directors, the board approved the Compensation Committee's recommendation that the Company's annual retainer fee be increased to $20,000 per nonemployee director.

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

     In addition, the Board of Directors of Physicians granted options under the Physicians Insurance Company of Ohio 1995 Non-Qualified Stock Option Plan. The options granted under said option plan were designed to reinforce the relationship between the Company's future performance and the executive's potential future financial rewards. These options were assumed by PICO Holdings, Inc. on November 20, 1996. In line with this philosophy of providing incentives to executive officers, the Company agreed to convert the Global Equity options of said officers on an economically equivalent basis, to options to purchase shares of the Company effective with the close of the PICO/Global Equity Combination. On April 7, 2000, PICO granted, subject to approval by the Company's shareholders obtained on October 19, 2000, non-qualified common stock options to employees and directors of the Company.

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

June 28, 2000                           Compensation Committee

                                        John D. Weil, Chairman
                                        S. Walter Foulkrod, III, Esq.
                                        Richard D. Ruppert, MD

     As stated above, the Compensation Committee believes the interest of the Company shareholders is best served by aligning the CEO's short-term compensation, over and above competitive fixed annual rate of pay, with an increase in the Company's book value per share which will ultimately be reflected in higher market values per share. Specifically, a threshold was set at 80% of the S&P 500's annualized total return for the five previous calendar years. For 2000, this threshold was approximately 17%. Since the Company's book value per share decreased in 2000, no bonus, i.e. short-term incentive, was payable for 2000.

     The Compensation Committee awarded long term incentives in 1995 in the form of 175,247 non-qualified stock options at the then current market value. In addition, the Committee recommended that the CEO's options with Global Equity, initially granted in 1995, be converted on an economically equivalent basis to purchase shares of the Company upon consummation of the Global Equity/PICO transaction, December 16, 1998. In August 1998, the Committee recommended and the Board agreed that the Company assume the obligations of Guinness Peat Group plc to the CEO and Chairman under November 1993 Call Option Agreements. In 2000, the Compensation Committee awarded long-term incentives in the form of 456,586 non-qualified stock options with an exercise price of $15.00 per share, compared to the then current market value of $11.1875 per share.

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

                          STOCK PRICE PERFORMANCE GRAPH

     The graph below compares cumulative total return of the Company, the NASDAQ Insurance Stocks Index, and the NASDAQ Stock Market (U.S. Companies) for the period January 1, 1996 through December 31, 2000.

                   COMPARISON 5-YEAR CUMULATIVE TOTAL RETURN
          AMONG PICO HOLDINGS, INC., NASDAQ INSURANCE STOCK INDEX, AND
                               RUSSELL 2000 INDEX

                                    [CHART]

                                    Dec-95   Dec-96   Dec-97   Dec-98   Dec-99   Dec-00
PICO Holdings                       100.00   117.86   183.93    75.71    70.36    71.07
NASDAQ Insurance Stock Index        100.00   113.37   139.09   139.00   146.70   169.68
Russell 2000 Index                  100.00   114.76   138.31   133.54   159.75   153.03

                     ASSUMES $100 INVESTED ON JAN. 1, 1996
                        FISCAL YEAR ENDING DEC. 31, 2000


     The graph assumes $100 was invested on January 1, 1996 in the Company's common stock, the NASDAQ Insurance Stocks Index, and the Russell 2000 Index, and that all dividends were reinvested. The performance of PICO Holdings, Inc. stock on this graph represents the historical performance of shares of Citation Insurance Group, which was renamed PICO Holdings, Inc. on November 20, 1996. It does not represent the historical stock performance of Physicians Insurance Company of Ohio.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of March 1, 2001, with respect to the beneficial ownership of the Company's common stock entitled to vote by each person known by the Company to be the beneficial owner of more that 5% of common stock, and by each director, each executive officer and all executive officers, former chief executive officers, and directors as a group. Except as otherwise indicated, each person has sole investment and voting power, subject to community property laws. As of March 1, 2001, there were 16,784,223 shares of the Company issued and outstanding. Of these shares, 4,394,127 are held by the Company and its subsidiaries, and may therefore not be voted under California law. The following table excludes shares of the Company held by the Company and its subsidiaries since those shares are not entitled to vote.

                                                            NUMBER OF SHARES AND NATURE          PERCENTAGE OWNERSHIP OF
NAME AND ADDRESS OF BENEFICIAL OWNER                          OF BENEFICIAL OWNERSHIP (1)              VOTING SHARES
------------------------------------                        ---------------------------             -------------
Ronald Langley(2)(4)(5)                                                  3,975,383                        31.1%

John R. Hart(3)(4)(5)                                                    3,966,217                        31.0%

Robert R. Broadbent (6)                                                     10,949                           *

Carlos C. Campbell (7)                                                       1,500                           *

S. Walter Foulkrod, III, Esq. (6)                                            4,404                           *

Richard D. Ruppert, MD (8)                                                   8,798                           *

John D. Weil (9)(5)                                                      4,084,392                        33.0%

David A. Williams  (6)                                                     155,000                         1.3%

Richard H. Sharpe (10)                                                      93,339                           *

Gary W. Burchfield (11)                                                     54,420                           *

Maxim C. W. Webb (12)                                                       40,759                           *

Sheila C. Ferguson (13)                                                     11,112                           *

James F. Mosier (14)                                                        54,316                           *

PICO Equity Investors, L.P. (15)                                         3,333,333                        26.9%

Dimensional Fund Advisors, Inc                                             687,805                         5.6%
Artisan Partners L.P., Artisan Investment Corp.,
Andrew A. Zeigler, Carlene M. Zeigler                                    1,162,400                         9.4%

Executive Officers and Directors as a Group (13 persons)                 5,793,923                        43.1%

 *  Less than one percent (1%)

----------

(1)    Sole voting and investment power unless otherwise indicated.

(2) Of these shares, 405,938 represent beneficial ownership of options granted or assumed under Company stock option plans exercisable as of March 1, 2001. Included in these shares are 3,716 shares held in the Company's 401(k) Plan.

(3) Of these shares, 415,489 represent beneficial ownership of options granted or assumed under Company stock option plans exercisable as of March 1, 2001. Included in these shares are 5,272 shares held in the Company's 401(k) Plan. These shares do not include 19,940 shares of the Company held in a deferred compensation plan Rabbi Trust for Mr. Hart.

(4) These shares also include call options owned by Mr. Langley and Mr. Hart. Mr. Langley and Mr. Hart each had 1993 call option agreements with of Guinness Peat Group plc. In August 1998, the Company assumed Guinness Peat's obligations with respect to these 412,846 options. Mr. Langley exercised 57,307 of his call options in December 1998 and has 149,116 call options remaining. Mr. Hart has not exercised any call options and has 206,423 call options remaining.

(5) Mr. Langley, Mr. Hart and Mr. Weil each own equal membership interests in PICO Equity Investors Management, LLC, which has voting control of 3,333,333 shares of the Company.

(6) Of these shares, 1,500 represent beneficial ownership of options exercisable as of March 1, 2001.

(7) These shares represent beneficial ownership of options exercisable as of March 1, 2001.

(8) Of these shares, 1,500 represent beneficial ownership of options exercisable as of March 1, 2001. Dr. Ruppert shares voting and investment power with his wife.

(9) Of these shares, 694,558 are owned by a partnership which Mr. Weil controls, and 1,500 represent beneficial ownership of options exercisable as of March 1, 2001.

(10) Of these shares, 85,169 represent beneficial ownership of options exercisable as of March 1, 2001. Included in these shares are 3,661 shares held in the Company's 401(k) Plan.

(11) Of these shares, 49,097 represent beneficial ownership of options exercisable as of March 1, 2001. Included in these shares are 1,128 shares held in the Company's 401(k) Plan.

(12) Of these shares, 38,966 represent beneficial ownership of options exercisable as of March 1, 2001. Included in these shares are 1,412 shares held in the Company's 401(k) Plan.

(13) Of these shares, 5,000 represent beneficial ownership of options exercisable as of March 1, 2001. Included in these shares are 1,583 shares held in the Company's 401(k) Plan.

(14) Of these shares, 49,097 represent beneficial ownership of options exercisable as of March 1, 2001. Included in these shares are 2,370 shares held in the Company's 401(k) Plan.

(15) Pursuant to a rights offering conducted by the Company in March 2000, an investment partnership named PICO Equity Investors, L.P. acquired on March 28, 2000, 3,333,333 newly issued shares which were not subscribed for in the rights offering. PICO Equity Investors, L.P. is managed by PICO Equity Investors Management, LLC. PICO Equity Investors Management, LLC is owned by Mr. Langley, Mr. Hart and Mr. Weil. PICO Equity Investors Management, LLC will exercise all voting and investment decisions with respect to these 3,333,333 shares for up to ten years. The interest of PICO Investors Management, LLC in any profits and losses earned on this investment will be proportional to the capital contributions made to PICO Equity Investors, L.P. by the partners, i.e., 1,000/50,001,000. There are no other fees or other management compensation of any kind payable to Mr. Langley, Mr. Hart and Mr. Weil.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Langley and Mr. Hart entered into employment agreements with the Company, effective December 31, 1997. See Part II, Item 8., NOTE 17, "Related-Party Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)   FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

                1.    FINANCIAL STATEMENTS.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                      Independent Auditors' Report...................................            48
                      Consolidated Balance Sheets as of December 31, 2000 and 1999              49-50
                      Consolidated Statements of Operations for the Years
                            Ended December 31, 2000, 1999 and 1998 ..................            51
                      Consolidated Statements of Shareholders' Equity
                            for the Years Ended December 31, 2000, 1999, and 1998 ...           52-54
                      Consolidated Statements of Cash Flows for the Years
                            Ended December 31, 2000, 1999 and 1998...................            55
                      Notes to Consolidated Financial Statements.....................           56-83

                2.       FINANCIAL STATEMENT SCHEDULES.

                       Independent Auditors' Report..................................            95
                      Schedule I - Condensed Financial Information of Registrant.....           96-97
                      Schedule II - Valuation and Qualifying Accounts................            98
                      Schedule V - Supplementary Insurance Information...............          99-101

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Shareholders and Board of Directors of PICO Holdings, Inc.:


We have audited the consolidated financial statements of PICO Holdings, Inc. and subsidiaries (the "Company") at December 31, 2000 and 1999, and for the three years in the period ended December 31, 2000, and our report thereon (which expresses an unqualified opinion, and includes an explanatory paragraph concerning the change in accounting for medical professional liability claims reserves). Our audits of the consolidated financial statements also included the 2000, 1999 and 1998 financial statement schedules of the Company, listed in Item
14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits, such 2000, 1999, and 1998 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


San Diego, California
March 19, 2001

                                   SCHEDULE I

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                                                                                  December 31,         December 31,
                                                                                      2000                 1999
                                                                                 -------------        -------------
ASSETS

Cash and cash equivalents                                                        $   4,331,102        $   2,917,203
Investments in subsidiaries                                                        126,892,188          169,966,593
Equity securities and other investments                                             31,464,151           11,694,590
Deferred income taxes                                                                5,670,439            1,423,175
Other assets                                                                        38,546,947            4,867,756
                                                                                 -------------        -------------
     Total assets                                                                $ 206,904,827        $ 190,869,317
                                                                                 =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expense and other liabilities                                            $   1,712,216        $  17,477,781
                                                                                 -------------        -------------

Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued
    (extinguished in 2000)
Common stock, $.001 par value, authorized 100,000,000 shares: issued 16,784,223
    and 13,448,533 at December 31, 2000 and 1999, respectively                          16,784               13,449
Additional paid-in capital                                                         235,844,655          186,004,827
Accumulated other comprehensive loss                                               (12,732,978)          (4,216,827)
Retained earnings                                                                   59,893,785           69,419,722
                                                                                 -------------        -------------
                                                                                   283,022,246          251,221,171
Less treasury stock, at cost (4,394,127 in 2000 and 1999)                          (77,829,635)         (77,829,635)
                                                                                 -------------        -------------
     Total shareholders' equity                                                    205,192,611          173,391,536
                                                                                 -------------        -------------
     Total liabilities and shareholders' equity                                  $ 206,904,827        $ 190,869,317
                                                                                 =============        =============

 This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 2000 Form 10-K

                                   SCHEDULE I

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                         2000                1999                1998
                                                                    ------------        ------------        ------------
Investment (losses) income, net                                     $ (4,067,068)       $    659,312        $    544,424
Equity in income (loss) of subsidiaries                                3,085,082          (3,939,199)         (5,542,513)
                                                                    ------------        ------------        ------------
     Total revenues (charges)                                           (981,986)         (3,279,887)         (4,998,089)
Expenses                                                               6,055,643           5,024,583           2,660,813
                                                                    ------------        ------------        ------------
Loss from continuing operations before income taxes                   (7,037,629)         (8,304,470)         (7,658,902)
Provision (benefit) for income taxes                                  (2,475,383)         (1,484,192)          1,292,334
                                                                    ------------        ------------        ------------
Loss from continuing operations                                       (4,562,246)         (6,820,278)         (8,951,236)
Income from discontinued operations, net                                                                       1,075,024
Cumulative effect of accounting change, net                           (4,963,691)
                                                                    ------------        ------------        ------------
Net loss                                                            $ (9,525,937)       $ (6,820,278)       $ (7,876,212)
                                                                    ============        ============        ============

             CONDENSED STATEMENTS OF CASH FLOWS

Cash flow from operating activities:
     Net loss                                                       $ (9,525,937)       $ (6,820,278)       $ (7,876,212)
     Adjustments to reconcile net income (loss) to net cash
       used or provided in operating activities:
         Equity in (income) loss of subsidiaries                      (3,085,082)          3,939,199           5,542,513
         Income from discontinued operations, net                                                             (1,075,024)
         Cumulative effect of accounting change, net                   4,963,691
          Changes in assets and liabilities:
               Accrued expenses and other liabilities                (15,765,565)          4,709,660          10,074,675
               Other assets                                          (37,926,455)          8,144,827         (11,559,294)
                                                                    ------------        ------------        ------------
          Net cash provided by (used in) operating activities        (61,339,348)          9,973,408          (4,893,342)
                                                                    ------------        ------------        ------------
Cash flow from investing activities:
     Sale of investments                                              12,910,084                              14,527,455
     Purchase of investments                                                             (10,052,274)         (9,278,630)
                                                                    ------------        ------------        ------------
          Net cash provided by (used in) investing activities         12,910,084         (10,052,274)          5,248,825

Cash flow from financing activities:
     Cash received from exercise of warrants                                               2,850,359
     Cash received from rights offering, net                          49,843,163
     Purchase of treasury shares                                                            (291,593)
                                                                    ------------        ------------
          Net cash provided by investing activities                   49,843,163           2,558,766
                                                                    ------------        ------------
          Increase in cash and cash equivalents                        1,413,899           2,479,900             355,483
Cash and cash equivalents, beginning of year                           2,917,203             437,303              81,820
                                                                    ------------        ------------        ------------
Cash and cash equivalents, end of year                              $  4,331,102        $  2,917,203        $    437,303
                                                                    ============        ============        ============


              This statement should be read in conjunction with the
                 notes to the consolidated financial statements
                       included in the Company's Form 10-K

                                   SCHEDULE II

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


                                                                 Additions
                                                              ----------------
                                                                     (1)
                                               Balance at         Charged to                          Balance
                                                Beginning          Costs and                             End
             Description                        of Period          Expenses          Deductions       of Period
             -----------                       ----------         ----------         ----------       ---------
Year-end December 31, 2000
     Allowance for Doubtful Accounts, net    $     99,488       $     114,812                        $   214,300

     Valuation Allowance for
          Deferred Federal Income Taxes      $    816,163       $   3,285,424                        $ 4,101,587

Year-end December 31, 1999
     Allowance for Doubtful Accounts, net    $     94,525       $       4,963                        $    99,488

     Valuation Allowance for
          Deferred Federal Income Taxes      $ 12,184,499       $ (11,368,336)                       $   816,163

Year-end December 31, 1998
     Allowance for Doubtful Accounts, net    $    119,024       $      61,204        $ (85,703)      $    94,525

     Valuation Allowance for
          Deferred Federal Income Taxes      $  6,800,000       $   5,384,499                        $12,184,499

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

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 2000

                                      Future
                                      Policy
                                      Benefits,                                                         Amortization
                       Deferred       Losses,                                               Losses       of Deferred
                        Policy         Claims                                      Net        and           Policy
                      Acquisition     and Loss      Unearned     Premium       Investment     Loss       Acquisition
                         Costs        Expenses      Premiums     Revenue         Income     Expenses        Costs
                      ------------  -------------  ----------- ----------    ------------  -----------  -------------
Medical
professional
liability                              $ 58,610                  $ 1,853          $ 640      $ 1,063

Other property
and casualty             $ 6,300         62,932      $25,505      32,583          5,622       22,963       $ 10,250
                         -------      ---------      -------    --------        -------     --------       --------
Total medical
professional
liability and
property and
casualty                   6,300        121,542       25,505      34,436          6,262       24,026         10,250
Other operations                                                                  1,976
                         -------      ---------      -------    --------        -------     --------       --------
Total continuing         $ 6,300      $ 121,542      $25,505    $ 34,436        $ 8,238     $ 24,026       $ 10,250
                         =======      =========      =======    ========        =======     ========       ========

                           Other         Net
                         Operating     Premiums
                         Expenses      Written
                       ------------   ----------
Medical
professional
liability                 $ 1,580      $ 1,853

Other property
and casualty                3,514       42,191
                         --------     --------
Total medical
professional
liability and
property and
casualty                    5,094       44,044
Other operations           21,257
                         --------     --------
Total continuing         $ 26,351     $ 44,044
                         ========     ========

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 1999

                                         Losses,                                                            Amortization
                         Deferred        Claims                                                 Losses      of Deferred
                          Policy        and Loss                                    Net           and          Policy
                        Acquisition     Expense      Unearned        Premium     Investment       Loss       Acquisition
                           Costs        Reserves     Premiums        Revenue       Income       Expenses        Costs
                        -----------   ------------  -----------    -----------  ------------   ----------   -------------
Medical
professional
liability                                $ 71,859                    $ 1,940       $ 1,188      $ 6,599

Other property
and casualty               $ 4,821         67,274     $ 17,205        34,439         4,950       28,613        $ 10,484
                           -------      ---------     --------      --------       -------      -------        --------

Total medical
professional
liability and
property and
casualty                     4,821        139,133       17,205        36,379         6,138       35,212          10,484

Other operations                                                                       249
                           -------      ---------     --------      --------       -------      -------        --------
Total continuing           $ 4,821      $ 139,133     $ 17,205      $ 36,379       $ 6,387      $35,212        $ 10,484
                           =======      =========     ========      ========       =======      =======        ========


                           Other          Net
                          Operating      Premiums
                           Expenses      Written
                        -------------  -----------
Medical
professional
liability                  $    857      $ 1,934

Other property
and casualty                  4,528       31,719
                           --------     --------

Total medical
professional
liability and
property and
casualty                      5,385       33,653

Other operations             22,868
                           --------     --------
Total continuing           $ 28,253     $ 33,653
                           ========     ========

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 1998

                                  Losses,                                                           Amortization
                  Deferred        Claims                                                Losses      of Deferred
                   Policy        and Loss                                   Net           and          Policy
                 Acquisition      Expense      Unearned      Premium    Investment       Loss       Acquisition
                    Costs        Reserves      Premiums      Revenue      Income       Expenses        Costs
                 ------------   ------------   ----------   ----------  ------------   ----------   -------------
Medical
professional
liability                          $ 85,877                  $   (159)      $ 2,580      $ 5,628
Other property
and casualty         $ 5,549         69,144      $20,804       36,290         5,500       24,900        $ 10,877
                     -------      ---------      -------     --------       -------      -------        --------
Total medical
professional
liability and
property and
casualty               5,549        155,021       20,804       36,131         8,080       30,528          10,877
Other operations                                                              1,181
                     -------      ---------      -------     --------       -------      -------        --------
Total continuing     $ 5,549      $ 155,021      $20,804     $ 36,131       $ 9,261      $30,528        $ 10,877
                     =======      =========      =======     ========       =======      =======        ========

                      Other          Net
                    Operating      Premiums
                     Expenses      Written
                   -------------  -----------
Medical
professional
liability               $ 1,156       $ (160)
Other property
and casualty              4,325       35,508
                       --------      -------
Total medical
professional
liability and
property and
casualty                  5,481       35,348
Other operations         11,560
                       --------      -------
Total continuing       $ 17,041      $35,348
                       ========      =======

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

   +++ 10.59  Agreement for Purchase and Sale of Shares, dated May 9, 1996, among Physicians, Guinness Peat Group plc and Global Equity.

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

 +++++ 16.1.  Letter regarding change in Certifying Accountant from Deloitte &
              Touche LLP, Independent auditors

         18. Letter from Deloitte and Touche LLP regarding change in accounting principle.

       # 21.  Subsidiaries of PICO.

       23.1.  Independent Auditors' Consent - Deloitte & Touche LLP.

     ### 28. Form S-8, Registration Statement under the Securities Act of 1933, for the PICO Holdings, Inc. Employees 401(k) Retirement Plan and Trust, Registration No. 333-36881.

     ### 29. Form S-8, Registration Statement under the Securities Act of 1933, for the Physicians Insurance Company of Ohio 1995 Non-Qualified Stock Option Plan and assumed by PICO Holdings, Inc., Registration No. 333-32045.


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

### Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission (File No. 333-36881).

#### Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission (File No. 333-32045).

(b)    REPORTS ON FORM 8-K.

              On March 19, 2001, PICO filed a Form 8-K announcing that it's water rights and water storage subsidiary, Vidler Water Company, Inc., had sold a portion of its land and water rights in Arizona's Harquahala Valley ground water basin to a unit of Allegheny Energy, Inc.

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

Date:  March 29, 2001

                                               PICO Holdings, Inc.


                                               By:   /s/ John R. Hart
                                                   ----------------------------
                                                          John R. Hart
                                                   Chief Executive Officer
                                                   President and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 29, 2001 the following persons in the capacities indicated.


/s/ Ronald Langley                        Chairman of the Board
---------------------------------------
Ronald Langley



/s/ John R. Hart                          Chief Executive Officer, President and
---------------------------------------    Director
John R. Hart



/s/ Gary W. Burchfield                    Chief Financial Officer and Treasurer
---------------------------------------   (Chief Accounting Officer)
Gary W. Burchfield



/s/ S. Walter Foulkrod, III, Esq.         Director
---------------------------------------
S. Walter Foulkrod, III, Esq.



/s/ Richard D. Ruppert, MD                Director
---------------------------------------
Richard D. Ruppert, MD



/s/ David A. Williams                     Director
---------------------------------------
David A. Williams



/s/ Carlos C. Campbell                    Director
---------------------------------------
Carlos C. Campbell


/s/ Robert R. Broadbent
---------------------------------------   Director
Robert R. Broadbent


/s/ John D. Weil
---------------------------------------   Director
John D. Weil