Form 10-Q
period 2001-03-31
PICO HOLDINGS INC /NEW
filed 2001-05-10
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q



                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from            to
                                              ----------    ---------
                         Commission File Number: 0-18786

                               PICO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


      CALIFORNIA                                          94-2723335

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

On May 10, 2001, the Registrant had 12,390,096 shares of common stock, $.001 par value, outstanding, excluding 4,394,127 shares of common stock which are held by the registrant and its subsidiaries.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                             PAGE NO.
PART I:  FINANCIAL INFORMATION

         Item 1:     Financial Statements

                     Consolidated Balance Sheets as of                                          3
                     March 31, 2001 and December 31, 2000

                     Consolidated Statements of Operations                                      4
                     for the Three Months Ended March 31, 2001 and 2000

                     Consolidated Statements of Cash Flows for                                  5
                     the Three Months Ended March 31, 2001 and 2000

                     Notes to Consolidated Financial Statements                                 6

         Item 2:     Management's Discussion and Analysis of Financial                         10
                     Condition and Results of Operations

         Item 3:     Quantitative and Qualitative Disclosure About Market Risk                 28

PART II:  OTHER INFORMATION

         Item 4:     Submission of Matters to a Vote of Security Holders                       29

         Item 6:     Exhibits and Reports on Form 8-K                                          29

         Signature                                                                             30

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS


                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                 March 31,        December 31,
                                                                                   2001               2000
                                                                              -------------    ----------------
                                         ASSETS

Investments                                                                   $ 164,843,393    $ 165,894,070
Cash and cash equivalents                                                        16,889,795       13,644,312
Accrued investment income                                                         1,486,675        1,717,109
Premiums and other receivables, net                                              15,568,391       19,032,603
Reinsurance receivables                                                          27,360,572       27,594,039
Deferred policy acquisition costs                                                 6,179,853        6,299,819
Land and related mineral and water rights                                       129,978,985      137,235,241
Property and equipment, net                                                       2,722,208        2,944,513
Income taxes receivable                                                             933,639
Net deferred income taxes                                                         9,995,300       11,354,592
Goodwill                                                                          3,872,234        4,000,508
Other assets                                                                      5,392,985        5,427,828
                                                                              -------------    -------------
         Total assets                                                         $ 385,224,030    $ 395,144,634
                                                                              =============    =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                    $ 117,431,886    $ 121,541,722
Unearned premiums                                                                25,034,711       25,505,189
Reinsurance balance payable                                                       5,956,514        5,631,603
Deferred gain on retroactive reinsurance                                            968,872          968,872
Other liabilities                                                                10,476,711       13,148,093
Bank and other borrowings                                                        13,035,714       15,550,387
Taxes payable                                                                                        324,837
Excess of fair value of net assets acquired over purchase price                   3,218,585        3,360,581
                                                                              -------------    -------------
       Total liabilities                                                        176,122,993      186,031,284
                                                                              -------------    -------------
Minority interest                                                                 3,863,848        3,920,739
                                                                              -------------    -------------

Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
     issued 16,784,223 in 2001 and 2000                                              16,784           16,784
Additional paid-in capital                                                      235,844,655      235,844,655
Retained earnings                                                                57,631,234       59,893,785
Accumulated other comprehensive loss                                            (10,425,849)     (12,732,978)
Treasury stock, at cost (4,394,127 common shares in 2001 and 2000)              (77,829,635)     (77,829,635)
                                                                              -------------    -------------
         Total shareholders' equity                                             205,237,189      205,192,611
                                                                              -------------    -------------
                 Total liabilities and shareholders' equity                   $ 385,224,030    $ 395,144,634
                                                                              =============    =============


        The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                Three Months Ended March 31,
                                                                    2001            2000
                                                                -------------   -------------
Revenues:
     Premium income                                             $ 10,039,110    $  7,514,156
     Net investment income                                         2,169,044       1,502,282
     Net realized loss on investments                             (1,373,818)        (59,129)
     Other income                                                  9,886,950       1,138,174
                                                                ------------    ------------
             Total revenues                                       20,721,286      10,095,483
                                                                ------------    ------------

Expenses:
     Loss and loss adjustment expenses                             7,944,501       6,023,608
     Insurance underwriting and other expenses                    15,686,462       8,504,008
                                                                ------------    ------------
             Total expenses                                       23,630,963      14,527,616
                                                                ------------    ------------

     Equity in income of unconsolidated affiliates                   144,443          95,493
                                                                ------------    ------------
          Loss before income taxes, minority interest
             and accounting change                                (2,765,234)     (4,336,640)
     Benefit for federal, foreign and state income taxes          (1,426,363)       (477,595)
                                                                ------------    ------------

          Loss before minority interest and accounting change     (1,338,871)     (3,859,045)
     Minority interest in loss of subsidiaries                        56,891         302,013
                                                                ------------    ------------
                                                                  (1,281,980)     (3,557,032)
     Cumulative effect of change in accounting principle, net       (980,571)     (4,963,691)
                                                                ------------    ------------
 Net loss                                                       $ (2,262,551)   $ (8,520,723)
                                                                ============    ============

 Net loss per common share - basic and diluted:
     Continuing operations                                      $      (0.10)   $      (0.39)
     Cumulative effect of change in accounting principle               (0.08)          (0.54)
                                                                ------------    ------------
             Net loss per common share                          $      (0.18)   $      (0.93)
                                                                ============    ============
             Weighted average shares outstanding                  12,390,096       9,200,926
                                                                ============    ============


         The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Three Months Ended March 31,
                                                                             2001            2000
                                                                        -------------   -------------
OPERATING ACTIVITIES
       Net cash used in operating activities                            $ (5,530,318)   $ (1,031,461)
                                                                        ------------    ------------

INVESTING ACTIVITIES:
       Purchases of investments                                          (41,047,461)     (3,058,595)
       Proceeds from sale of investments                                  36,091,855          74,127
       Proceeds from maturity of investments                               6,000,000       2,000,000
       Proceeds from the sale of land, water and mineral rights            9,161,710
       Other investing activities, net                                      (118,189)       (153,108)
                                                                        ------------    ------------
             Net cash provided by (used in) investing activities          10,087,915      (1,137,576)
                                                                        ------------    ------------

FINANCING ACTIVITIES:
      Repayments of debt                                                  (2,514,673)        (64,017)
      Proceeds from rights offering, net of costs of $168,989                             49,831,011
      Proceeds from borrowings                                                                10,884
                                                                        ------------    ------------
             Net cash provided by (used in) financing activities          (2,514,673)     49,777,878
                                                                        ------------    ------------

Effect of exchange rate changes on cash                                    1,202,559         490,789
                                                                        ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  3,245,483      48,099,630

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            13,644,312      36,738,373
                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 16,889,795    $ 84,838,003
                                                                        ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest:                                          $    320,063    $    247,264
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

          In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of March 31, 2001 and December 31, 2000 and results of operations and cash flows for the three months ended March 31, 2001 and 2000 have been included and are only of a normal recurring nature. Certain reclassifications have been made to conform the 2000 presentation to the 2001 presentation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

          These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations and Risks and Uncertainties contained in the Company's Annual Reports on Form 10-K for the year ended December 31, 2000 as filed with the SEC.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, deferred policy acquisition costs, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 2001 and December 31, 2000, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

2.   LOSS PER SHARE

          The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings or loss per share is based on the actual weighted average common shares outstanding during the period. Diluted earnings or loss per share is similar to basic earnings per share, except the weighted shares outstanding includes the dilutive effect of the Company's stock options and warrants. Such securities are dilutive if the strike price is less than the average market price of the Company's stock during the period and the Company has earnings for the period. In computing earnings per share, all anti-dilutive securities are ignored. For the three months ended March 31, 2001 and 2000, there was no difference between basic and diluted weighted shares outstanding. For the three months ended March 31, 2001, approximately 1.8 million options were excluded. For the three months ended March 31, 2000, approximately 1 million options were excluded from the computation.

3.   COMPREHENSIVE INCOME (LOSS)

          The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

          The components of comprehensive income (loss) are as follows:


                                                    Three months ended March 31,
                                                        2001            2000
                                                    ------------    ------------

Comprehensive income (loss):
   Net loss                                         $(2,262,551)    $(8,520,723)
   Net change in unrealized appreciation
        on available for sale investments           $ 2,815,588     $ 2,080,492
   Net change in foreign currency translation          (508,459)     (1,522,472)
                                                    -----------     -----------
Total comprehensive income ( loss)                  $    44,578     $(7,962,703)
                                                    ===========     ===========


          Total comprehensive income (loss) is net of deferred income tax liability of $1.0 million and $2.1 million for the three months ended March 31, 2001 and March 31, 2000, respectively.

          The components of accumulated comprehensive loss are as follows:


                                                   March 31,         December 31,
                                                     2001                2000
                                                 -------------     --------------
Unrealized depreciation on
  on available for sale investments              $ (4,162,160)     $ (6,977,748)
Foreign currency translation                       (6,263,689)       (5,755,230)
                                                 ------------      ------------
Accumulated other comprehensive loss             $(10,425,849)     $(12,732,978)
                                                 ============      ============


          Accumulated comprehensive loss is net of deferred income tax assets of $2 million at March 31, 2001 and $3.2 million at December 31, 2000.

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

        On January 10, 1997, Global Equity commenced an action in British Columbia against MKG Enterprises Corp. ("MKG") and Vignoble Wines Agency Inc. ("Vignoble") to enforce repayment of a $5 million loan made by Global Equity to MKG. On the same day, the Supreme Court of British Columbia granted an order preventing MKG from disposing of certain assets pending resolution of the action. Global Equity subsequently brought a motion to have a receiver-manager appointed for MKG and Vignoble, which motion has been adjourned. In addition, in March 1999 Global Equity filed an action in the Supreme Court of British Columbia against a third party. This action states the third party had fraudulently entered into loan agreements with MKG. Accordingly, under this action Global Equity is claiming damages from the third party and restraining the third party from further action. During 2000, Global Equity entered into settlement discussions with the third party to liquidate the underlying assets of MKG. Although discussions still continue, Global Equity would receive approximately $500,000 of the proceeds as full satisfaction of the loan, which is the carrying value of the investment.

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

5.   CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE

          Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities." As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in fair value in earnings for the period of change unless the derivative qualifies as an effective hedge that offsets certain exposure. As a result of this adoption, the Company recorded a transition adjustment in the first quarter of 2001 that decreased net income by approximately $1 million, net of a $500,000 tax benefit and increased other comprehensive income by the same amount (no effect on shareholders' equity). These adjustments have been reported as a cumulative effect of change in accounting principle. The current impacts of SFAS 133 are included in realized investment gains and losses on the statement of operations and primarily includes the fluctuation in the value of the warrants to purchase shares of HyperFeed Technologies, Inc. The value of the warrants is determined each period using the Black Scholes option pricing model. The model uses the current market price of the common stock of HyperFeed, and the following assumptions in calculating an estimated fair value: no dividend yield; a risk-free interest rate of 4.2%; an expected life of one year; and a historical 5 year cumulative volatility of 121%. The value of our 4.1 million warrants derived from the model was $2.9 million at December 31, 2000 and $3.1 million at March 31, 2001. The change in value is reported as a realized investment gain. Future effects on net income will depend on market conditions.

          In the fourth quarter of 2000, the Company received notification from the Ohio Department of Insurance ("ODI") that it would no longer permit the Company to discount its Medical Professional Liability Insurance ("MPL") reserves for statutory accounting practices. Accordingly, the Company discontinued discounting its MPL reserves in its statutory filing with the ODI and financial statements prepared in accordance with US GAAP for the year ended December 31, 2000. The effect of this change was an increase in unpaid loss and loss adjustment expense reserves of $7.5 million and an income tax benefit of approximately $2.5 million, resulting in a cumulative effect of change in accounting principle of $5 million, or $0.43 per share. The adjustment has been reported as a cumulative effect of change in accounting principle as of January 1, 2000.

6.   SEGMENT REPORTING

          The Company is a diversified holding company engaged in five major operating segments: Land, Minerals and Related Water Rights; Water Rights and Water Storage; Property and Casualty Insurance Operations; Medical Professional Liability Insurance Operations and Long Term Holdings.

          The accounting policies of the reportable segments are the same as those described in the Company's 2000 annual report on Form 10-K. Segment performance is measured by revenues and segment profit before tax in addition to changes in shareholders' equity. This information provides the basis for calculation of return on shareholders' equity, which is the main performance measurement used in analyzing segment performance. The Company has operations and investments both in the U.S. and abroad.

          The following is a detail of revenues (charges) by segment:

                                                    Three Months Ended March 31,
                                                        2001            2000
                                                   -------------   -------------

Land, Minerals and Related Water Rights            $    358,391    $    669,902
Water Rights and Water Storage                        9,282,207         245,425
Property and Casualty Insurance                      12,272,319       9,064,955
Medical Professional Liability Insurance                458,200         513,021
Long Term Holdings                                   (1,649,831)       (397,820)
                                                   ------------    ------------
         Total Revenues-Continuing Operations      $ 20,721,286    $ 10,095,483
                                                   ============    ============


          The following is a detail of segment profit or loss before income taxes and minority interest:


                                                      Three Months Ended March 31,
                                                          2001           2000
                                                     ------------   ------------
Land, Minerals and Related Water Rights              $  (101,799)   $   167,881
Water Rights and Water Storage                           971,268       (812,052)
Property and Casualty Insurance                          217,013       (308,808)
Medical Professional Liability Insurance                 344,698        352,466
Long Term Holdings                                    (4,196,414)    (3,736,127)
                                                     -----------    -----------
         Loss Before Taxes and Minority Interest     $(2,765,234)   $(4,336,640)
                                                     ===========    ===========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. THESE INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE COMPANY'S INVESTMENT PHILOSOPHY, PLANS FOR EXPANSION, BUSINESS EXPECTATIONS AND REGULATORY FACTORS. THESE STATEMENTS REFLECT OUR CURRENT VIEWS ABOUT FUTURE EVENTS WHICH COULD AFFECT OUR FINANCIAL PERFORMANCE. ALTHOUGH WE AIM TO PROMPTLY DISCLOSE ANY NEW DEVELOPMENT WHICH WILL HAVE A MATERIAL EFFECT ON PICO, WE DO NOT UNDERTAKE TO UPDATE ALL FORWARD-LOOKING STATEMENTS UNTIL OUR NEXT SCHEDULED FORM 10-K OR FORM 10-Q FILING. YOU SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE LISTED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-Q, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS, OR FROM OUR PAST RESULTS.


RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2001 AND 2000

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

     Currently our major assets and activities are:
- owning and developing land and the related water rights and mineral rights through Nevada Land & Resource Company, LLC, which owns approximately 1,245,551 acres of land in northern Nevada;
- owning and developing water rights and water storage operations through Vidler Water Company, Inc.;
-    property and casualty insurance;
- "running off" the loss reserves of our medical professional liability insurance companies; and
-    making long term value-based investments in other public companies.


SUMMARY

     PICO reported a net loss of $2.3 million, or $0.18 per basic and diluted share, for the quarter ended March 31, 2001, which includes the cumulative effect of a change in accounting principle which reduced income by $981,000 after taxes, or $0.08 per share. Despite the net loss, shareholders' equity increased slightly during the quarter to $205.2 million, or $16.56 per share, at March 31, 2001, due to unrealized appreciation in the value of several of PICO's investments. In the first quarter of 2000, PICO reported a net loss of $8.5 million, or $0.93 per basic and diluted share, which included a separate change in accounting principle that reduced income by $5 million after taxes, or $.54 per share.

     PICO recorded comprehensive income of $45,000 for the first quarter of 2001. This was comprised of $2.8 million of unrealized appreciation in the value of investments, which was partially offset by the $2.3 million net loss and negative foreign currency translation of $508,000, caused by a decline in the value of foreign currencies where we hold investments relative to the US dollar. In the first quarter of 2000, PICO experienced an $8 million comprehensive loss, consisting of an $8.5 million net loss and negative currency translation of $1.5 million, which were partially offset by a $2.1 million increase in unrealized appreciation in investments.

     In the first quarter of 2001, PICO reported a $2.8 million loss before income taxes, minority interest, and the cumulative effect of a change in accounting principle. This was partially offset by income tax benefits of $1.4 million and the addition of $57,000 to reflect the interest of minority shareholders in the net losses of subsidiaries which are less than 100% owned by PICO. In addition, a change in accounting principle due to the adoption of the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," had the cumulative effect of reducing income by $981,000 after taxes.

     The practical effect of the new accounting principle on PICO is that fluctuations, after applicable taxes, in the carrying value of warrants which we own to acquire new shares in other companies -- primarily HyperFeed Technologies, Inc. -- will now be recognized in the statement of operations each quarter. Previously, the unrealized fluctuations in value had been recorded directly in shareholders' equity. Adoption of this principle on January 1, 2001 resulted in a catch-up charge against income to record the cumulative unrealized loss in value of $981,000 after-tax; however, there was no effect on book value because the fluctuation was already fully reflected in shareholders' equity. During the first quarter of 2001, the application of FAS No. 133 resulted in the recognition of $90,000 of income in the Long Term Holdings segment, primarily due to an increase in the estimated fair value of warrants in HyperFeed. This treatment will apply to any additional warrants, or other derivative instruments covered by the principle, which PICO acquires in the future.

     In the first quarter of 2000, a $4.3 million loss before income taxes and minority interest was partially offset by income tax benefits of $478,000 and the addition of $302,000 to reflect the interest of minority shareholders in the net loss of PICO subsidiaries. In addition, the cumulative effect of a change in accounting principle reduced income by $5 million after-tax. Until December 31, 1999, PICO had discounted the carrying value of its medical professional liability claims reserves, to reflect the fact that some claims will not be paid until many years in the future, but funds from the corresponding premiums can be invested in the meantime. After December 31, 1999, PICO's medical professional liability insurance subsidiaries were no longer allowed to discount claims reserves in the statements they file with the Ohio Department of Insurance, which are prepared on the statutory basis of accounting. With this change in accounting principle, we also eliminated the discounting in our financial statements which are prepared on a GAAP basis (i.e., generally accepted accounting principles) from the start of 2000.

     First quarter 2001 revenues were $20.7 million, compared to $10.1 million during the first quarter of 2000. This increase primarily resulted from Vidler's sale of water rights and land in the Harquahala Valley which generated revenues of $9.4 million, and a $2.6 million increase in earned premiums at Sequoia Insurance Company.

     Segment revenues and income (loss) before taxes, minority interest, and the cumulative effect of changes in accounting principles, for the first quarter of 2001 and 2000 were:


                                                   THREE MONTHS ENDED MARCH 31,
                                                  --------------------------------
                                                       2001              2000
                                                  -------------    ---------------
REVENUES:

Land, Minerals & Related Water Rights             $    358,000     $    670,000
Water Rights & Water Storage Assets                  9,282,000          245,000
Property & Casualty Insurance                       12,272,000        9,065,000
Medical Professional Liability Insurance               458,000          513,000
Long Term Holdings                                  (1,649,000)        (398,000)
                                                  ------------     ------------
Total Revenues                                    $ 20,721,000     $ 10,095,000
                                                  ============     ============

INCOME (LOSS) BEFORE TAXES, MINORITY INTEREST
& CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
PRINCIPLES:
Land, Minerals & Related Water Rights             $   (102,000)    $    168,000
Water Rights & Water Storage Assets                    971,000         (812,000)
Property & Casualty Insurance                          217,000         (309,000)
Medical Professional Liability Insurance               345,000          352,000
Long Term Holdings                                  (4,196,000)      (3,736,000)
                                                  ------------     ------------
Loss Before Taxes, Minority Interest & Cumulative
Effect of Changes in Accounting Principles        $ (2,765,000)    $ (4,337,000)
                                                  ============     ============


     Detailed information on the performance and outlook for each segment is contained later in this report; however, the major factors affecting PICO's first quarter results were:

LAND, MINERALS AND RELATED WATER RIGHTS
     First quarter revenues were $312,000 below the previous year at Nevada Land, due to lower land sales. Segment income declined by $270,000, primarily due to a $227,000 lower gross margin on land sales and a $111,000 increase in professional fees resulting from various initiatives to enhance the value of Nevada Land's assets.

WATER RIGHTS AND WATER STORAGE ASSETS
     During the first quarter of 2001, Vidler completed its first major water transaction, which resulted in total revenues of $9.4 million and pre-tax income of $2.4 million. This was partly offset by the recording of a $442,000 loss on the condemnation (i.e., compulsory acquisition) of commercially zoned land in Mesa, Arizona, which is part of the greater Phoenix metropolitan area, resulting in segment revenues of $9.3 million and segment income of $971,000.

     In the first quarter of 2000, Vidler was concentrating on the development and commercialization of its assets and was not generating significant cash flow from its water rights and water storage assets. This resulted in revenues of just $245,000, and a segment loss of $812,000, in the 2000 quarter.

PROPERTY AND CASUALTY INSURANCE
     Segment revenues rose by $3.2 million, or 35.4%, due to growth in earned premiums of $2.5 million, and a $713,000 increase in investment income and realized gains. Sequoia incurred a $392,000 pre-tax loss for the quarter, principally due to a large number of weather-related property damage claims. This was more than offset by $609,000 of income before taxes from Citation Insurance Company, resulting in segment income of $217,000, versus a $309,000 loss in the previous year.

MEDICAL PROFESSIONAL LIABILITY INSURANCE
     As the "run off" of loss reserves in this segment continues, investment income dropped by $55,000 from the first quarter of 2000, and segment pre-tax income declined by $7,000, or 2.0%.

LONG TERM HOLDINGS
     This segment is comprised of investments which are too small to constitute a segment, or where we own less than 50% of the company. Our largest long term holdings are in HyperFeed Technologies, Inc., Jungfraubahn Holding AG, and Australian Oil & Gas Corporation Limited, all of which are publicly traded companies. The segment result does not reflect the difference between the carrying value and the potential market value of these long term investments. This is detailed later in this report.

     Segment revenues were negative $1.7 million for the first quarter of 2001, due to a $2 million realized loss on the sale of a portfolio investment, compared to negative $398,000 in the first quarter of 2000.

     The $2 million realized loss more than offset the positive effect of the elimination of losses from Conex Continental, Inc. following its sale in the third quarter of 2000, resulting in a $460,000 higher segment loss of $4.2 million.

LAND, MINERALS AND RELATED WATER RIGHTS

                       NEVADA LAND & RESOURCE COMPANY, LLC


                                        Three Months Ended March 31,
                                        ----------------------------
                                           2001               2000
                                        ---------          ---------

REVENUES:
Sale of Land                            $  67,000          $ 423,000
Lease and Other                           291,000            247,000
                                        ---------          ---------
Segment Total Revenues                  $ 358,000          $ 670,000
                                        =========          =========

EXPENSES:
Cost of Land Sales                        (29,000)          (158,000)
Operating Expenses                       (431,000)          (344,000)
                                        ---------          ---------
Segment Total Expenses                  $(460,000)         $(502,000)
                                        =========          =========

                                        =========          =========
INCOME (LOSS) BEFORE TAX                $(102,000)         $ 168,000
                                        =========          =========

     In the first quarter of 2001, Nevada Land & Resource Company, LLC sold approximately 1,125 acres of land for $67,000. The parcels of land sold were from lower value categories, which is reflected in the average sales price of $59.20 per acre and our average basis of $26.56 per acre in the land sold. Lease and other revenue totaled $291,000, resulting in segment total revenues of $358,000.

     Nevada Land does not recognize land sales contracts as revenue until the sales transactions close. Consequently, revenues fluctuate from quarter to quarter depending on the closing of specific transactions, and land sales revenues for any individual quarter are not indicative of likely full-year revenues.

     In the first quarter of 2000, Nevada Land & Resource Company, LLC sold 3,484 acres of land for $423,000. The average sales price of $121.50 per acre compares to our basis in the land sold of $45.32. Lease and other revenues of $247,000 resulted in segment total revenues for the quarter of $670,000.

     The gross margin on land sales in the first quarter of 2001 was $38,000, compared to $265,000 the year before. The $227,000 lower gross margin from land sales and a $111,000 increase in professional fees were the principal causes of the $270,000 drop in segment income from a $168,000 profit in 2000 to a segment loss of $102,000 this year. The additional professional fees were related to various initiatives to increase the value of Nevada's land assets, including water rights applications and preparation for potential land exchanges. Other operating expenses were little changed.

     During 2000 and the first quarter of 2001, Nevada Land filed applications for additional water rights related to its lands. Where these applications are successful, we anticipate that the value and marketability of the associated land will increase. The applications consist of:
- 30,276 acre-feet of agricultural water rights for the beneficial use of irrigating the related 7,569 acres of land; and
- 18,000 acre-feet of water rights in a northern valley for municipal and industrial use.
Later in the year, Nevada Land intends to file applications for a further 20,480 acre-feet of water rights to irrigate 7,680 acres of land.

     Discussions are continuing with several electricity-generating companies that are looking for sites to construct new power plants in northern Nevada. Nevada Land has a supply of suitable land in various locations which also offer the other essential requirements of water for cooling, access to the electricity grid, and availability of feedstock (i.e., a fuel source) through either natural gas transmission lines for gas-fired stations or rail transport for coal-fired stations.

     Progress is also continuing on a number of possible sale and exchange transactions involving significantly larger parcels of land.

WATER RIGHTS AND WATER STORAGE ASSETS

                           VIDLER WATER COMPANY, INC.

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     2001             2000
                                                 -------------      -----------

REVENUES:
Sale of Land and Water Rights                     $ 9,095,000
Option Premiums Earned                                300,000
Lease of Water                                         30,000       $    26,000
Agricultural Land Leases                              202,000           219,000
Loss on Condemnation                                 (442,000)
Other                                                  97,000
                                                  -----------       -----------
Segment Total Revenues                            $ 9,282,000       $   245,000
                                                  ===========       ===========


EXPENSES:
Cost of Land and Water Rights Sold                 (6,478,000)
Commission and other costs of sales                  (546,000)
Depreciation and amortization                        (349,000)         (208,000)
Interest                                             (192,000)         (202,000)
Operations and maintenance                            (78,000)         (108,000)
Other                                                (668,000)         (539,000)
                                                  -----------       -----------
                                                  $(8,311,000)      $(1,057,000)


                                                  -----------       -----------
INCOME (LOSS) BEFORE TAX                          $   971,000       $  (812,000)
                                                  ===========       ===========

     Vidler closed its first major water transaction in the first quarter of 2001, with the sale of 6,496.5 acre-feet of transferable ground water and the related 2,165.5 acres of land in Arizona's Harquahala Valley to a unit of Allegheny Energy, Inc. The transaction generated total revenues of approximately $9.4 million, comprised of a sales price of $9.1 million and a $300,000 option premium earned. After deducting the cost of the water rights sold and selling costs, the transaction resulted in pre-tax income of $2.4 million. We earned an accounting pre-tax rate of return of approximately 76% on the equity invested in the Allegheny transaction.

     We paid $4.4 million in cash to acquire the assets which we sold to Allegheny for $9.4 million. Therefore, the sale resulted in a $5 million cash surplus. The cash-on-cash pre-tax internal rate of return (i.e., annualized compound rate of return) on the investment was almost 140%. This is not an accounting measure, but a supplemental disclosure of the actual rate of return on the cash invested in these assets. Most of the difference between the $2.4 million pre-tax income on a GAAP basis and the $5 million cash surplus was recorded as an increase in book value at the time of the PICO/Global Equity combination in 1998.

     The sales price represents $1,400 per acre-foot of transferable Harquahala Valley ground water. Following the Allegheny transaction, Vidler owns, or has the right to acquire, approximately 49,426 acre-feet of transferable Harquahala Valley ground water.

     The Arizona Department of Transportation has condemned (i.e., compulsorily acquired) a parcel of commercially zoned land owned by Vidler in Mesa, Arizona, which is part of greater metropolitan Phoenix. The Department condemned the property due to freeway construction. The property was acquired in association with MBT Ranch in 1996 and was not part of Vidler's water rights and water storage business, and was being held for resale. The Department has condemned the property for approximately $858,000, which is less than the value that Vidler was carrying the property at, and less than a recent appraisal obtained by Vidler which estimated its value at more than $1.5 million. Vidler disputes the value at which the Department condemned the land, and the case is expected to go to court in the second half of 2001. In the first quarter of 2001, Vidler recorded a loss of $442,000, being the difference between the value at which the property had been carried and the cash proceeds of the condemnation. If Vidler is ultimately able to obtain a higher price, the difference will be recorded as income when the litigation is resolved.

     The other significant components of Vidler's $9.3 million total segment revenues were $202,000 from leasing agricultural land to farmers and $30,000 from leasing certain water assets in Colorado until their sale closes. After deducting the cost of the water rights sold and related selling costs, and operating expenses of $1.3 million, Vidler generated segment income before taxes of $971,000.

     Throughout 2000, Vidler was concentrating on the development and commercialization of its assets and the company's water rights and water storage operations were not generating significant cash flow. This is reflected in the segment results for the first quarter of 2000, when segment total revenues were $245,000, operating expenses were $1.1 million, and the segment pre-tax loss was $812,000.

     Our 2000 Form 10-K report contains a detailed description of Vidler's water rights and water storage operations. The following section updates this information for significant developments during the first quarter:

WATER RIGHTS

HARQUAHALA VALLEY WATER RIGHTS
     Following the Allegheny transaction, Vidler owns, or has the right to acquire, approximately 49,426 acre-feet of transferable ground water in the Harquahala Valley, approximately 75 miles northwest of metropolitan Phoenix, Arizona. Under state legislation, the Central Arizona Project Aqueduct is committed to convey up to 20,000 acre-feet of Harquahala ground water to cities and communities in Arizona as an assured municipal water supply. Vidler is able to supply this water and is meeting with communities and developers in the Phoenix metropolitan area, some of whom need to secure further water supply to support expected growth. It is currently anticipated that the first such agreement will close in the second half of 2001.

     Discussions are also continuing with potential users within the Harquahala Valley.

LINCOLN COUNTY PUBLIC/PRIVATE JOINT VENTURE
     In October 1999, Vidler announced a public/private joint venture with Lincoln County, Nevada. The joint venture has filed applications for more than 100,000 acre-feet of water rights, covering substantially all of the unappropriated water in Lincoln County, with a view to supplying water to rapidly growing communities in southern Nevada.

     During the first quarter, Vidler agreed to purchase 822.29 acre-feet of vested water rights in Meadow Valley, which is located in Lincoln County, Nevada. Vested water rights are similar to certificated water rights. The agreement entered escrow in March 2001. Vidler is in discussions to commercially utilize these water rights by supplying the water to an end user through the joint venture with Lincoln County.

WATER STORAGE OPERATIONS

VIDLER ARIZONA RECHARGE FACILITY
     During 2000, Vidler completed the second stage of construction at its facility to "bank," or store, water underground in the Harquahala Valley, and received the necessary permits to operate a full-scale water "recharge" facility. "Recharge" refers to the process of placing water into storage underground. Vidler has the permitted right to recharge 100,000 acre-feet per year at the Vidler Arizona Recharge Facility, and anticipates being able to store in excess of 1 million acre-feet of water in the aquifer underlying the Harquahala Valley.

     Vidler is able to provide storage for both intrastate users and interstate users at the facility. Potential users include local governmental political subdivisions and developers within Arizona and out-of-state users such as the Las Vegas metropolitan area and California. The Arizona Water Banking Authority has the responsibility for intrastate and interstate storage of water for public entities. The Authority has indicated that the first priority for publicly owned storage capacity in Arizona is to store water for Arizona users. Therefore, interstate users will need to rely, at least in part, on privately owned storage capacity.

     The Arizona Water Banking Authority is negotiating with Vidler, on behalf of potential interstate public users, to store water in the Vidler Arizona Recharge Facility. In April 2001, Vidler reached agreement with the Authority concerning the terms under which water can be stored at the facility. Vidler is charging a water storage fee of $45.00 per acre-foot of water recharged during 2001. The fee will be $46.50 per acre-foot for water recharged in 2002, and $48.00 per acre-foot for water recharged in 2003. The agreement concludes on December 31, 2003.

     The ultimate revenues generated will depend on the quantity of water which the Arizona Water Banking Authority, and other users, store at the facility. The Authority has not yet indicated the quantity of water which it will store this year. This will depend on a number of factors, including the availability of water and available storage capacity at other facilities. Vidler is also in discussions with private entities to store water at the facility. At present, there is a limited volume of water available for storage due to below average winter precipitation, and the spring run-off period, which generates surplus flows of water, has passed. Despite this, Vidler expects to store up to 20,000 acre-feet of water this year for users within Arizona.

     Vidler anticipates higher usage next year, once potential interstate users have concluded their agreements with the State of Arizona and federal agencies. Ultimately, Vidler expects to fully utilize the facility as recently projected storage requirements for Nevada and California alone exceed the total amount of storage available at existing facilities in Arizona.

     On March 1, 2001, Vidler began to amortize the improvements at the Facility over a period of 15 years. The annual amortization charge will be approximately $467,000. The charge for the quarter was approximately $39,000, which represents amortization for the month of March.

SEMITROPIC WATER STORAGE FACILITY
     Vidler has a 18.5% interest in a water storage facility at Semitropic, near the California Aqueduct, northwest of Bakersfield. Vidler has the right to store up to 185,000 acre-feet of water underground over a 35-year period, and the right to recover up to 42,000 acre-feet of water in any one year, including the right to a guaranteed minimum recovery of 16,650 acre-feet every year. Recent events have highlighted the strategic value of the guaranteed right to recover water every year. In particular, the plans of some developers which intend to obtain water from the State Water Project to support additional development have been challenged, because, in some circumstances, the right to take water from the State Water Project can be scaled back in drought years. Accordingly, to secure guaranteed water supply during dry years, a number of developers are joining water banking programs.

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


PROPERTY AND CASUALTY INSURANCE


                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                       2001             2000
                                                  -------------    ------------
P&C INSURANCE REVENUES:
Sequoia - Earned Premiums                          $  9,937,000    $  7,329,000
Citation - Earned Premiums                              102,000         185,000
Investment Income                                     1,471,000       1,287,000
Realized Investment Gains                               528,000
Other                                                   234,000         264,000
                                                   ------------    ------------
Segment Total Revenues                             $ 12,272,000    $  9,065,000
                                                   ============    ============

P&C INSURANCE EXPENSES:
Loss & Loss Adjustment Expense                       (7,944,000)     (6,024,000)
Underwriting Expenses                                (4,111,000)     (3,350,000)
                                                   ------------    ------------
Segment Total Expenses                             $(12,055,000)   $ (9,374,000)

P&C INSURANCE INCOME (LOSS) BEFORE TAXES:
Sequoia Insurance Company                          $   (392,000)   $   (349,000)
Citation Insurance Company                              609,000          40,000
                                                   ------------    ------------
Total P&C Segment Income (Loss) Before Taxes       $    217,000    $   (309,000)
                                                   ============    ============

     The Property and Casualty segment is comprised of Sequoia Insurance Company and Citation Insurance Company, both of which are based in Monterey, California.

     Traditionally Sequoia's core business has been commercial property and casualty insurance in California and Nevada, focusing on the niche markets of small to medium-sized businesses and farms. In May 2000, Sequoia's book of business in personal lines of insurance increased significantly with the acquisition of Personal Express Insurance Services, Inc. Personal Express, which operates in the central California cities of Bakersfield and Fresno, has a unique business model -- writing insurance direct with the customer, but with branches providing local service for underwriting and claims. In recent years, the business written by Citation in California and Nevada has been transitioned to Sequoia. Citation ceased writing business at the end of 2000, and is now "running off" its historical business. As a result of these factors, the individual results of Sequoia and Citation cannot be directly compared to previous years.

     In the first quarter of 2001, Sequoia generated $11.6 million of direct written premiums, comprised of $10.6 million in commercial lines of insurance and $974,000 in personal lines. In the first quarter of 2000, Sequoia's total direct written premiums of $9 million consisted of $8.8 million in commercial lines and just $223,000 in personal lines. Most of the 28.5% overall growth in direct written premiums resulted from two important developments which occurred in the second quarter of 2000:
- the $1.8 million, or 20.7%, increase in direct written premium volume in commercial lines principally resulted from new policies issued following the increase in Sequoia's A.M. Best rating to "A-" (Excellent). This enabled Sequoia to compete for business in a new segment -- customers which only purchase coverage from insurance companies with an "A" rating; and
- the acquisition of Personal Express, which led to a more than fourfold, or $751,000, increase in direct written premiums in personal lines. Personal Express writes the majority of its premium volume in the third and fourth quarters, so first quarter written premiums are not indicative of likely full-year volume.

     For the first quarter of 2001, segment total revenues of $12.3 million included $10 million in earned premiums, $1.5 million of investment income (i.e., interest and dividend income), and realized investment gains of $528,000. In the first quarter of 2000, segment total revenues were $9.1 million, including earned premiums of $7.5 million and investment income of $1.3 million.

     In the first quarter of 2001, Sequoia produced total revenues of $11.4 million, including $9.9 million in earned insurance premiums, $897,000 in investment income, and $516,000 in realized gains on the sale of investments. The earned premiums were comprised of $8.2 million in commercial lines and $1.8 million in personal lines. Due to the growth in the commercial insurance book of business and the Personal Express acquisition described in preceding paragraphs, total earned premiums increased by $2.6 million, or 35.6%, year on year -- $1.2 million of the growth was in commercial lines of insurance, and $1.4 million was in personal lines.

     Due to the cyclical nature of claims, including the influence of weather, Sequoia usually receives the highest number of claims in the first quarter of the year, which includes the winter months of January, February and March when California experiences the bulk of its annual rainfall and storm activity. Typically, Sequoia's loss ratio peaks during the first quarter, and a small underwriting loss is not unusual.

     In the first quarter of 2001, Sequoia incurred a loss before investment income, realized gains, and taxes of $1.8 million. The underwriting loss is primarily attributable to higher than expected payments for current year claims due to:
- the large number of claims received, including numerous claims from homeowners who suffered property damage during windstorms which swept through Bakersfield in March; and
- higher average claims costs. In recent years, premium rates have not kept up with the rate of increase in costs such as construction, medical care, and automobile repair.
In addition, Sequoia recorded approximately $107,000 of adverse development in prior year loss reserves.

     In the first quarter of 2000, Sequoia reported a pre-tax loss of $349,000 due to the seasonal peak in claims and approximately $125,000 of adverse development in prior year loss reserves.

     The operating performance of insurance companies is frequently analyzed using their "combined ratio". A combined ratio below 100% indicates that the insurance company made a profit on its base insurance business, prior to investment income, realized investment gains or losses, extraordinary items, taxes, and other non-insurance items. Sequoia aims to have a combined ratio of less than 100% each year; however, this is not achieved in every quarter or year.

     Sequoia's combined ratio, determined on the basis of generally accepted accounting principles, for the first quarter of 2001 and 2000 was:


                         SEQUOIA'S GAAP INDUSTRY RATIOS


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                 ------------------------------------------
                                                                       2001                          2000
                                                                 -----------                   -----------
              Loss and Loss Adjustment Expense Ratio                  78.4%                         77.2%
              Underwriting Expense Ratio                              40.6%                         36.9%
                                                                 -----------                   -----------
              Combined Ratio                                         119.0%                        114.1%
                                                                 ===========                   ===========


     Sequoia's management expects improvement in the combined ratio in the remainder of 2001. It is currently anticipated that the loss and loss adjustment expense ratio will improve due to the seasonal factors discussed in preceding paragraphs, a further tightening in underwriting standards (e.g., we have stopped writing coverage for certain categories of business), and, potentially, rate increases in some lines of business. The underwriting expense ratio is expected to decline due to:

     (1) economies of scale. As fixed expense items are spread over a larger revenue base, these reduce as a percentage of revenue; and
     (2) as the proportion of Personal Express premiums in the business mix increases, commission expense should decline as a percentage of revenue because no commission is payable on the policies generated by Personal Express.

     Segment investment income increased by $184,000, or 14.3%, year over year. This primarily reflected a higher average income yield on the portfolio due to a refocusing of the fixed-income component on to high-grade corporate bonds and, to a lesser extent, an increase in invested assets resulting from the growth in written premium. In addition, gains of $528,000 were realized from the sale of bonds and stocks held in the insurance company investment portfolios. Most of the gains resulted from the sale of bonds with less than 3 years to maturity, which released funds for reinvestment in longer term bonds at higher yields to maturity. The amount of realized gains varies from quarter to quarter and has no predictive value. Given the extraordinary decline in market interest rates during the first quarter, gains of this size from bonds are unlikely to be repeated in the near term.

     Citation's first-quarter revenues of $832,000 include $102,000 of earned premium and $574,000 of investment income. Although Citation ceased writing new business in December 2000, the company will earn premiums each quarter this year until the final in-force policy expires in December 2001. Citation generated income of $23,000 before investment income, realized gains, and taxes for the quarter, after recording $60,000 in adverse development in prior year loss reserves. Citation's pre-tax profit for the first quarter of 2001 was $609,000, compared to $40,000 a year earlier. Since Citation is in run off, its combined ratio is not meaningful.

MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2001              2000
                                                   ----------         ---------

MPL REVENUES:
Net Investment Income                              $ 458,000          $ 513,000
                                                   ---------          ---------
Segment Total Revenues                             $ 458,000          $ 513,000
                                                   =========          =========

EXPENSES:
Underwriting Expenses                               (113,000)          (161,000)
                                                   ---------          ---------
Segment Total Expenses                             $(113,000)         $(161,000)
                                                   =========          =========

                                                   =========          =========
INCOME BEFORE TAXES                                $ 345,000          $ 352,000
                                                   =========          =========

     Physicians Insurance Company of Ohio and The Professionals Insurance Company are in "run off." This means that they are handling claims arising from historical business, but not writing new business. The level of investment assets and loss reserve liabilities in this segment are decreasing as claims are paid and investments mature, or are sold, to provide the funds required to make the claims payments.

     In the first quarter of 2001, the segment generated net investment income of $458,000. Following operating expenses of $113,000, the segment earned income of $345,000 before taxes.

     In the first quarter of 2000, net investment income was $513,000, and the segment earned a pre-tax profit of $352,000, after operating expenses of $161,000. The segment result for the first quarter of 2000 has been restated to reflect a change in accounting principle, which eliminated the discounting of loss reserves and the related reserve discount accretion expense from January 1, 2000. The change in accounting principle is explained on page 11 of this Form 10-Q report.

     No unusual trends in claims emerged during the quarter.

     At March 31, 2001, our medical professional liability loss reserves stood at $48.9 million, net of reinsurance, compared to $51.6 million at December 31, 2000.

    MEDICAL PROFESSIONAL LIABILITY INSURANCE - LOSS AND LOSS EXPENSE RESERVES


                                                       MARCH 31, 2001              DECEMBER 31, 2000
                                                       --------------              -----------------
Direct Reserves                                        $55.9 million                 $58.6 million
Ceded Reserves                                          (7.0)                         (7.0)
                                                       -------------                 -------------
Net Medical Professional Liability Reserves            $48.9 million                 $51.6 million
                                                       =============                 =============

LONG TERM HOLDINGS


                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                      2001              2000
                                                  -------------     ------------
LONG TERM HOLDINGS REVENUES (CHARGES):
Realized Investment Losses                         $(1,992,000)     $   (12,000)
Investment Income                                      288,000         (266,000)
FAS 133 Change in Warrants                              90,000
Other                                                  (35,000)        (120,000)
                                                   -----------      -----------
Segment Total Revenues (Charges)                   $(1,649,000)     $  (398,000)
                                                   ===========      ===========

SEGMENT TOTAL EXPENSES                              (2,691,000)      (3,433,000)
                                                   -----------      -----------
LOSS BEFORE INVESTEE INCOME                        $(4,340,000)     $(3,831,000)

Equity Share of Investee's Net Income                  144,000           95,000
                                                   -----------      -----------
LOSS BEFORE TAXES                                  $(4,196,000)     $(3,736,000)
                                                   ===========      ===========

     This segment is comprised of investments which are too small to constitute an individual segment, or where we own less than 50% of the company.

     Our largest long term holdings are in HyperFeed Technologies, Inc., Jungfraubahn Holding AG, and Australian Oil & Gas Corporation Limited. At March 31, 2001, these three long term holdings had a potential market value (before taxes) of approximately $44.5 million, and a carrying value (before taxes) of $38.5 million. After allowing for taxes on the net unrealized gains, the tax-effected carrying value of the holdings was $37.1 million, or 18.1% of PICO's shareholders' equity.

     At March 31, 2001, PICO owned 7,401,547 common and preferred shares in HyperFeed, and held warrants to buy an additional 4,055,195 shares. The common and preferred shares had a carrying value of $3.4 million (before taxes), compared to a potential market value of $12 million (before taxes). The warrants were carried at estimated fair value of $3.1 million (before taxes). Based on the HyperFeed stock price of $1.625 at March 31, 2001, if we were to exercise our warrants, the potential market value of the shares received would approximate the cost of exercise.

     Long Term Holdings segment revenues were negative $1.6 million for the first quarter of 2001, due to a net realized loss of $2 million from the sale of investments which exceeded positive revenue items. Other revenues include investment income of $288,000 and income of $90,000 from unrealized appreciation (before taxes) in warrants which is now recognized in the income statement under FAS 133 (i.e., Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"). This is explained on page 11 of this Form 10-Q report.

     The investment loss was realized on the redemption of 300,000 units of the Rydex URSA Fund, a mutual fund which was held in the investment portfolio of Physicians Insurance Company of Ohio. This mutual fund is designed to deliver a return which is the inverse of the return on the S&P 500 Index, and was acquired in 1995 when Physicians had greater exposure to listed stocks. The realized loss had no effect on book value because the unrealized depreciation, after the applicable tax benefit, was already reflected in shareholders' equity.

     Our original investment strategy had called for this investment to be liquidated progressively throughout 2001; however, redemptions were accelerated during February and March when weakness in the S&P 500 Index led to a sharp increase in the price of Rydex URSA units.

     The market weakness persisted into April and early May, and the remainder of the investment was redeemed for a realized loss of approximately $2 million before taxes, which will be recorded in the second quarter of 2001. PICO has no other investments in mutual funds, and has no investments in derivative instruments, apart from the warrants to purchase new shares in HyperFeed and other companies which are accounted for under FAS 133.

     The principal components in the Long Term Holdings segment pre-tax loss of $4.2 million were the $2 million realized loss, unallocated expenses of $2.2 million, and a loss of $406,000 before taxes and minority interest from SISCOM. These items were partially offset by $144,000 of income from investments which we account for under the equity method.

     In the first quarter of 2000, segment total revenues were negative $398,000 and the segment generated a pre-tax loss of $3.7 million. The main components in the 2000 segment loss were unallocated expenses of $2.8 million, $1.2 million in losses from Conex and its Chinese joint venture (prior to their sale in the third quarter of 2000), and a $268,000 loss before taxes and minority interest from SISCOM. Excluding Conex's Chinese joint venture, income from investments accounted for under the equity method was $452,000.

     Highlights in the Long Term Holdings segment included:

AUSTRALIAN OIL & GAS
     During the quarter, PICO invested a total of $785,000 to increase its holding in AOG to 9,261,135 shares, or 19.76% of the company, at March 31, 2001.

HYPERFEED
     On April 30, 2001, HyperFeed announced its fourth consecutive profitable quarter.

     For the quarter ended March 31, 2001, HyperFeed reported net income of $646,000, compared to net income of $995,000 in the preceding December quarter, and a net loss of $149,000 in the March quarter of 2000. As expected, total revenues declined sequentially, but higher-margin institutional datafeed service sales increased as a percentage of revenues. Compared to the preceding December quarter, datafeed service sales increased 6.3% and reached 70.4% of total revenues. Also compared to the preceding December quarter, total revenues declined by 9.1% to $9.8 million, gross margin declined by 6.1% to $4.2 million, and EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) declined by approximately 20.8% to $1.9 million. Cash and cash equivalents increased by $750,000 to $3.3 million during the quarter.

     During the first quarter, HyperFeed announced a new retail strategy, which is designed to increase market share among individual investors and build a more profitable consumer business to complement the institutional datafeed business. As part of this strategy, HyperFeed has already launched two new products -- Mercenary and Orbit 3.0.

     HyperFeed also announced:
- that, during the second quarter, the company expects to begin adding data from international markets and ECNs (i.e., electronic communications networks, which are computerized stock trading systems that compete with stock exchanges) to its datafeed;
- the acquisition of substantially all of the assets of Marketscreen.com, Inc., a provider of computerized stock screens (i.e., computer programs which screen, or search, for stocks based on set criteria) for an undisclosed amount. This acquisition will enable HyperFeed to offer a wider variety of services to both institutional and individual investors; and
-    SmarTicker, a new offering targeted at large institutions.

LIQUIDITY AND CAPITAL RESOURCES -- THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     PICO Holdings, Inc. is a diversified holding company. Our assets primarily consist of investments in our operating subsidiaries, investments in other public companies, and cash and cash equivalents. On a consolidated basis, the Company had $16.9 million in cash and cash equivalents at March 31, 2001, compared to $13.6 million at December 31, 2000, and $84.8 million at March 31, 2000.

     Our cash flow position fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our investment portfolios. Our primary sources of funds include cash balances, cash flow from operations, and -- potentially -- the sale of investments, and the proceeds of bank borrowings or offerings of equity and debt. We endeavor to manage our cash flow to ensure that funds are always available to take advantage of new investment opportunities.

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

- During the company's investment and development phase, Vidler Water Company, Inc. utilized cash to purchase properties with significant water rights, to construct improvements at the Vidler Arizona Recharge Facility, to maintain and develop existing assets, to pursue applications for water rights, and to cover financing and operating expenses. Other group companies have provided financing to meet Vidler's on-going expenses and to fund capital expenditure and the purchase of additional water-righted properties.

     Vidler's most important water-related assets did not begin to generate significant cash flow until the first quarter of 2001. As commercial use of these assets increases, we expect that Vidler will start to generate free cash flow as receipts from leasing water or storage and the proceeds from selling land and water rights begin to overtake maintenance capital expenditure, financing costs, and operating expenses. As water lease and storage contracts are signed, we anticipate that Vidler may be able to monetize some of the contractual revenue streams, which could potentially provide another source of funds;

- Over the next 12 months, we expect that Sequoia Insurance Company will generate positive cash flow from increased written premium volume, due to growth in the commercial insurance book of business and the Personal Express acquisition. Shortly after a policy is written, the premium is collected and the funds can be invested for a period of time before they are required to pay claims. Free cash flow generated by Sequoia will likely be deployed in the company's investment portfolio;

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

     As shown in the Consolidated Statements of Cash Flow, there was a $3.2 million net increase in cash and cash equivalents in the first quarter of 2001, compared to a $48.1 million net increase in 2000, when $49.8 million of new equity capital was raised in a rights offering.

     During the first quarter of 2001, $5.5 million of cash was used in Operating Activities. Operating Activities used cash of $1 million in the 2000 quarter. In both years, the principal uses of cash were claims payments by our insurance subsidiaries and operating expenses at Vidler.

     Investing Activities generated $10.1 million of cash in the first quarter of 2001, principally due to net cash receipts of $9.1 million from land and water rights sold by Nevada Land and Vidler. There was also a net increase in cash of $1 million resulting from activity in the investment portfolios of our insurance companies during the quarter. This primarily reflected:

     - the purchase of high-grade corporate bonds with 4 to 10 years to maturity by Sequoia, which is the only insurance company writing new business, utilizing the proceeds from the sale of bonds with less than 3 years to maturity and maturing fixed-income securities; and
     - the purchase of short-term bonds to match projected claims payments by our "run off" insurance companies, utilizing cash and the proceeds of maturing fixed-income securities and mutual fund redemptions.

     In 2000, Investing Activities used $1.1 million of cash as the purchase of new investments exceeded the proceeds from maturing fixed-income securities.

     Financing Activities used $2.5 million of cash in the first quarter of 2001, as Vidler paid off non-recourse borrowings collateralized by the Harquahala Valley farm properties which it sold to Allegheny. In the first quarter of 2000, there was a $49.8 million cash inflow from Financing Activities, principally due to the rights offering which raised $49.8 million in new equity capital.

     At March 31, 2001, PICO had no significant commitments for future capital expenditures, other than in the ordinary course of business.

     PICO is committed to maintaining Sequoia's capital and statutory surplus at a minimum of $7.5 million. At March 31, 2001, Sequoia had approximately $26.5 million in capital and statutory surplus. PICO also aims to maintain Sequoia's A.M. Best rating at or above its present "A-" (Excellent) level. At some time in the future, this may require the injection of additional capital.

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

     We do not know of any reliable statistical data that would enable us to predict the probability of success or failure of our investments, or to predict the availability of suitable investments at the time we have available cash. You will be relying on the experience and judgment of management to locate, select and develop new acquisition and investment opportunities. Sufficient opportunities may not be found and this business strategy may not be successful. We have made a number of investments in the past that have been highly successful, such as Fairfield Communities, Inc., which we sold in 1996, and Resource America, Inc., which we sold in 1997. We have also made investments that have lost money, such as our approximate $4 million loss from the Korean investments in 1997, an approximate $5 million write-down of investments in 1998, a $3.2 million write-down of an oil and gas investment in 1999, $7.1 million in investment losses in the third quarter of 2000 and $1.4 million in investment losses in the first quarter of 2001. We reported net realized investment gains of $441,000 of gains in 1999 and gains of $21.4 million in 1997; however, we reported net realized investment losses of $7.5 million in 2000 and $4.4 million for 1998. We reported a net unrealized investment loss of $4.2 million at March 31, 2001, compared to a net unrealized loss of $7 million at December 31, 2000.

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

     Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations. At December 31, 1999, the closing price of our common stock on the NASDAQ National Market was $12.3125 per share, compared to $14 at March 31, 2001. On a quarterly basis between these two dates, closing prices have ranged from a high of $14.063 at June 30, 2000 to a low of $9.875 at March 27, 2000. During 2001, closing prices have ranged from a low of $11.875 per share on January 22 to a high of $14.375 on March 13.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The Company's bank debt is short-term in nature as the Company generally secures rates for periods of approximately one to three years and therefore approximates fair value. At March 31, 2001, the Company had $91.8 million of fixed maturity securities and mortgage loans, $62.1million of marketable equity securities that were subject to market risk, and $40.1 million of investments denominated in foreign currencies, primarily Swiss francs. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

     The Company uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage loans, the Company uses duration modeling to calculate changes in fair value. For its marketable securities, the Company uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, the Company uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of a securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $2.4 million for a 100 basis point increase in interest rates on its fixed securities and mortgage loans. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produced a loss in fair value of $10.1 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of the Company's foreign denominated investments produced a loss of $5.2 million that would impact the unrealized appreciation and foreign currency translation in shareholders' equity.

                           PART II: OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)   Exhibits:

               See Exhibit Index.

         (b)   Reports on Form 8-K:

     On March 19, 2001, PICO filed a Form 8-K announcing that its water rights and water storage subsidiary, Vidler Water Company, Inc., had sold a portion of its land and water rights in Arizona's Harquahala Valley ground water basin to a unit of Allegheny Energy, Inc.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PICO HOLDINGS, INC.


Dated:  May 10, 2001                  By: /s/ Gary W. Burchfield
                                         -----------------------------
                                         Gary W. Burchfield
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)

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

 +++++ 2.3       Second Amendment to Agreement and Plan of Reorganization
                 dated November 12, 1996.

     # 2.4 Agreement and Debenture, dated November 14, 1996 and November 27, 1996, Respectively, by and between Physicians and HyperFeed Technologies, Inc.

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

    ## 18. Letter from Deloitte and Touche LLP regarding change in accounting principle.

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

          ------------------------------------------------------------


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

          ## Incorporated by reference to exhibit of same number filed with Form10-K dated March 29, 2001.

          ### Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission (File No. 333-36881).

          #### Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission (File No. 333-32045).