Form 10-Q
period 2001-06-30
PICO HOLDINGS INC /NEW
filed 2001-08-08
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q



                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from                to
                                            --------------    --------------

                         Commission File Number: 0-18786

                               PICO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                              94-2723335

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 12,390,096 as of June 30, 2001, excluding 4,394,127 shares of common stock held by the registrant and subsidiaries of the registrant.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                          PAGE NO.
                                                                                                          --------

PART I:  FINANCIAL INFORMATION

         Item 1:     Financial Statements

                     Consolidated Balance Sheets as of                                                        3
                     June 30, 2001 and December 31, 2000

                     Consolidated Statements of Operations for the Three                                      4
                     and Six Months Ended June 30, 2001 and 2000

                     Consolidated Statements of Cash Flows for                                                5
                     the Six Months Ended June 30, 2001 and 2000

                     Notes to Consolidated Financial Statements                                               6

         Item 2:     Management's Discussion and Analysis of Financial                                       10
                     Condition and the Results of Operations

         Item 3:     Quantitative and Qualitative Disclosure About Market Risk                               27

PART II:  OTHER INFORMATION

         Item 4:     Submission of Matters to a Vote of Security Holders                                     27

         Item 6:     Exhibits and Reports on Form 8-K                                                        27

         Signature                                                                                           28

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   June 30,           December 31,
                                                                                     2001                2000
                                                                               -------------       -------------
                                                    ASSETS
Investments                                                                    $ 166,727,697       $ 165,894,070
Cash and cash equivalents                                                          9,539,535          13,644,312
Premiums and other receivables, net                                               15,614,977          19,032,603
Reinsurance receivables                                                           27,827,783          27,594,039
Deferred policy acquisition costs                                                  5,940,082           6,299,819
Land, mineral and water rights and water storage                                 128,433,983         137,235,241
Property and equipment, net                                                        2,740,461           2,944,513
Net deferred income taxes                                                         12,463,911          11,354,592
Goodwill                                                                           3,743,960           4,000,508
Other assets                                                                       6,917,758           7,144,937
                                                                               -------------       -------------
         Total assets                                                          $ 379,950,147       $ 395,144,634
                                                                               =============       =============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                     $ 117,165,193       $ 121,541,722
Unearned premiums                                                                 24,266,658          25,505,189
Reinsurance balance payable                                                        6,085,400           5,631,603
Bank and other borrowings                                                         14,525,166          15,550,387
Excess of fair value of net assets acquired over purchase price                    3,076,588           3,360,581
Other liabilities                                                                 13,041,455          14,441,802
                                                                               -------------       -------------
       Total liabilities                                                         178,160,460         186,031,284
                                                                               -------------       -------------
Minority interest                                                                  3,662,746           3,920,739
                                                                               -------------       -------------
Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
     issued 16,784,223 in 2001 and 2000                                               16,784              16,784
Additional paid-in capital                                                       235,844,655         235,844,655
Retained earnings                                                                 55,169,487          59,893,785
Accumulated other comprehensive loss                                             (15,074,350)        (12,732,978)
Treasury stock, at cost (4,394,127 common shares in 2001 and 2000)               (77,829,635)        (77,829,635)
                                                                               -------------       -------------
         Total shareholders' equity                                              198,126,941         205,192,611
                                                                               -------------       -------------
                 Total liabilities and shareholders' equity                    $ 379,950,147       $ 395,144,634
                                                                               =============       =============



   The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended June 30,       Six Months Ended June 30,
                                                                2001             2000             2001             2000
                                                            ------------     ------------     ------------     ------------
Revenues:
     Premium income                                         $ 10,535,503     $  7,677,533     $ 20,574,613     $ 15,191,689
     Net investment income                                     3,113,084        1,998,873        5,282,128        3,501,155
     Net realized gain (loss) on investments                     704,757         (441,221)        (669,061)        (500,350)
     Other income                                              1,304,474        1,792,526       11,191,424        2,930,700
                                                            ------------     ------------     ------------     ------------
             Total revenues                                   15,657,818       11,027,711       36,379,104       21,123,194
                                                            ------------     ------------     ------------     ------------
Expenses:
     Loss and loss adjustment expenses                         7,759,221        4,949,938       15,703,722       10,973,546
     Insurance underwriting and other expenses                11,190,548        8,175,397       26,877,010       16,679,405
                                                            ------------     ------------     ------------     ------------
              Total expenses                                  18,949,769       13,125,335       42,580,732       27,652,951
                                                            ------------     ------------     ------------     ------------
     Equity in income of unconsolidated affiliates                11,612          288,336          156,055          383,829
                                                            ------------     ------------     ------------     ------------
Loss from continuing operations before income
taxes, minority interest and accounting change                (3,280,339)      (1,809,288)      (6,045,573)      (6,145,928)
     Benefit for federal, foreign and state income taxes        (617,491)      (1,717,860)      (2,043,854)      (2,195,455)
                                                            ------------     ------------     ------------     ------------
Loss before minority interest and accounting change           (2,662,848)         (91,428)      (4,001,719)      (3,950,473)
      Minority interest in loss of subsidiaries                  201,101          212,912          257,992          514,925
                                                            ------------     ------------     ------------     ------------
          Income (loss) before accounting change              (2,461,747)         121,484       (3,743,727)      (3,435,548)
Cumulative effect of change in accounting principle, net                                          (980,571)      (4,963,691)
                                                            ------------     ------------     ------------     ------------
 Net income (loss)                                          $ (2,461,747)    $    121,484     $ (4,724,298)    $ (8,399,239)
                                                            ============     ============     ============     ============

Net income (loss) per common share - basic and diluted:
      Continuing operations                                 $      (0.20)    $       0.01     $      (0.30)    $      (0.32)
      Cumulative effect of change in accounting principle                                            (0.08)           (0.46)
                                                            ------------     ------------     ------------     ------------
          Net income (loss) per common share                $      (0.20)    $       0.01     $      (0.38)    $      (0.78)
                                                            ------------     ------------     ------------     ------------
          Weighted average shares outstanding                 12,390,096       12,390,070       12,390,096       10,795,498
                                                            ============     ============     ============     ============














   The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Six Months Ended June 30,
                                                                2001             2000
                                                            ------------     ------------

OPERATING ACTIVITIES
  Net cash used in operating activities                     $ (7,143,333)    $ (4,896,390)
                                                            ------------     ------------

INVESTING ACTIVITIES:
  Purchases of investments                                   (65,893,599)     (28,030,639)
  Proceeds from sale of investments                           49,240,890        7,476,923
  Proceeds from maturity of investments                        9,285,000        3,500,000
  Proceeds from the sale of land, water and mineral rights    11,047,496          825,553
  Other investing activities, net                             (1,356,666)      (3,050,097)
                                                            ------------     ------------
       Net cash provided by (used in) investing activities     2,323,121      (19,278,260)
                                                            ------------     ------------

FINANCING ACTIVITIES:
  Proceeds from rights offering, net of costs of $157,928                      49,842,072
  Proceeds from borrowings                                     1,351,654           85,097
  Repayments of debt                                          (2,376,875)         (90,871)
                                                            ------------     ------------
       Net cash provided by (used in) financing activities    (1,025,221)      49,836,298
                                                            ------------     ------------

Effect of exchange rate changes on cash                        1,740,656         (316,599)
                                                            ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (4,104,777)      25,345,049

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                13,644,312       36,738,373
                                                            ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  9,539,535     $ 62,083,422
                                                            ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest:                              $    402,000     $    302,000
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

         In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of June 30, 2001 and December 31, 2000 and the results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000 have been included and are only of a normal recurring nature. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The three and six months ended June 30, 2000 have been restated to: 1) reflect our investment in Jungfraubahn using the equity method of accounting, and 2) reverse the discount on MPL reserves. See the 2000
     10-K for additional discussion.

         These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and the Results of Operations and Risks and Uncertainties contained in the Company's Annual Reports on Form 10-K for the year ended December 31, 2000 as filed with the SEC.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, deferred policy acquisition costs, deferred income taxes, accounts and loans receivable, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 2001 and December 31, 2000, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

2.   EARNINGS (LOSS) PER SHARE

         The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings or loss per share is based on the actual weighted average common shares outstanding during the period. Diluted earnings or loss per share is similar to basic earnings per share, except the weighted shares outstanding includes the dilutive effect of the Company's stock options and warrants. Such securities are dilutive if the strike price is less than the average market price of the Company's stock during the period and the Company has earnings for the period. In computing earnings per share, all antidilutive securities are ignored. For the three and six months ended June 30, 2001, there was no difference between basic and diluted weighted shares outstanding and approximately 1.6 million options were excluded from the computation. Also, for the three and six months ended June 30, 2000, there was no difference between basic and diluted weighted shares outstanding, and approximately 1 million options were excluded from the computation.

3.   COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

         The components of comprehensive loss are as follows:


                                                          Three Months Ended June 30,            Six Months Ended June 30,
Comprehensive loss                                          2001              2000              2001              2000
                                                       ---------------   ---------------   ---------------   ----------------
   Net income (loss)                                      $(2,461,747)        $ 121,484       $(4,724,298)      $ (8,399,239)
   Net change in unrealized depreciation
   on available for sale investments                       (5,220,082)       (6,545,296)       (2,404,494)        (4,464,804)
   Net change in foreign currency translation                 571,581           568,076            63,122           (954,396)
                                                       ---------------   ---------------   ---------------   ----------------
Total comprehensive loss                                  $(7,110,248)      $(5,855,736)      $(7,065,670)      $(13,818,439)
                                                       ===============   ===============   ===============   ================

         Total comprehensive loss for the three and six months ended June 30, 2001 is net of deferred income tax benefit of $2.4 million and $4.2 million, respectively. For the three and six months ended June 30, 2000, total comprehensive loss is net of a deferred income tax benefit of $500,000 and $2.9 million, respectively.

         The components of accumulated comprehensive loss are as follows:

                                                               June 30,         December 31,
                                                                 2001                 2000
                                                           -----------------    -----------------
      Unrealized depreciation on
        available for sale investments                         $ (9,382,242)        $ (6,977,748)
      Foreign currency translation                               (5,692,108)          (5,755,230)
                                                           -----------------    -----------------
      Accumulated other comprehensive loss                     $(15,074,350)       $ (12,732,978)
                                                           =================    =================

         Accumulated other comprehensive loss is net of deferred income tax asset of $2.2 million at June 30, 2001 and $3.2 million at December 31, 2000.

         In September 2000, PICO adopted the equity method of accounting for its investment in Jungfraubahn Holding AG ("Jungfraubahn") due to management's assessment that the Company had significant influence over Jungfraubahn as evidenced by the Company's ownership percentage and a seat on the board of directors. Management's determination was also based on the Company's ability to obtain quarterly financial data from Jungfraubahn for inclusion in the Company's consolidated financial statements. PICO also had the expectation of receiving such information for the Company's future financial periods. However, during the second quarter of 2001 and after several discussions between Jungfraubahn and the Company, Jungfraubahn decided that, for various reasons, they would no longer provide quarterly financial data to PICO and that the sole source of financial information available to the Company would be in accordance with their semi-annual filings provided to the Swiss Stock Exchange. Management believes, based on the guidelines of Accounting Principles Board ("APB") No. 18, that the inability to get timely quarterly financial information indicates the Company no longer has significant influence, and, accordingly, PICO discontinued the equity method of accounting for its investment in Jungfraubahn in the three months ended June 30, 2001. PICO now accounts for the investment under SFAS 115 and, as a result of the change in accounting methodology, recorded an unrealized loss net of tax of approximately $6 million in other comprehensive loss for the three months ended June 30, 2001.

4.   COMMITMENTS AND CONTINGENCIES

         In November 1998, Vidler entered into an operating lease to acquire 185,000 acre-feet of underground water storage privileges and associated rights to recharge and recover water located near the California Aqueduct northwest of Bakersfield. The agreement required Vidler to pay a minimum of $2.3 million per year for 10 years beginning October 1998. On October 7, 1998, PICO signed a Limited Guarantee agreement with Semitropic Water Storage District ("Semitropic") that required PICO Holdings to guarantee a maximum obligation of $3.2 million, adjusted annually by the engineering price index. In May 2001, Vidler permanently assigned 29.73% of its right, title and interest under the operating lease to Newhall Land and Farming Company. As a result of the permanent assignment by Vidler, PICO entered into an amended Limited Guarantee agreement effective May 21, 2001. Under the amended Limited Guarantee the maximum obligation of PICO has been revised to $2.2 million adjusted annually by the engineering price index. The guarantee expires October 7, 2008.

        On January 10, 1997, Global Equity commenced an action in British Columbia against MKG Enterprises Corp. ("MKG") to enforce repayment of a $5 million loan made by Global Equity to MKG. On the same day, the Supreme Court of British

     Columbia granted an order preventing MKG from disposing of certain assets pending resolution of the action. Global Equity subsequently brought a motion to have a receiver-manager appointed for MKG and Vignoble, which motion has been adjourned. In addition, in March 1999 Global Equity filed an action in the Supreme Court of British Columbia against a third party. This action states the third party had fraudulently entered into loan agreements with MKG. Accordingly, under this action Global Equity is claiming damages from the third party and restraining the third party from further action. During 2000 and the first quarter of 2001 Global Equity entered into settlement negotiations with a third party to dispose of the remaining assets of MKG. Due to the protracted nature of these discussions and the increasing uncertainty of whether the remaining investment can be realized, Global Equity has written off the remaining balance of $500,000 of this investment in the three months ended June 30, 2001. (See Long Term Holdings segment in Management's Discussion and Analysis of Financial Condition and Results of Operations). Global Equity is currently reviewing its legal options before deciding if it will continue pursuing the outstanding legal actions.

        In connection with the sale of their interests in Nevada Land by the former members, a limited partnership agreed to act as consultant to Nevada Land in connection with the maximization of the development, sales, leasing, royalties or other disposition of land, water, mineral and oil and gas rights with respect to the Nevada property. In exchange for these services, the partnership was to receive from Nevada Land a consulting fee calculated as 50% of any net proceeds that Nevada Land actually receives from the sale, leasing or other disposition of all or any portion of the Nevada property or refinancing of the Nevada property provided that Nevada Land has received such net proceeds in a threshold amount equal to the aggregate of: (i) the capital investment by Global Equity and the Company in the Nevada property, (ii) a 20% cumulative return on such capital investment, and (iii) a sum sufficient to pay the United States federal income tax liability, if any, of Nevada Land in connection with such capital investment. Either party could terminate this consulting agreement in April 2002 if the partnership had not received or become entitled to receive by that time any amount of the consulting fee. No payments have been made under this agreement through December 31, 1998. By letter dated March 13, 1998, Nevada Land gave notice of termination of the consulting agreement based on Nevada Land's determination of default by the partnership under the terms of the agreement. In November 1998, the partnership sued Nevada Land for wrongful termination of the consulting contract. On March 12, 1999, Nevada Land filed a cross-complaint against the partnership for breach of written contract, breach of fiduciary duty and seeking declaratory relief. Effective September 1, 1999, the parties entered into a settlement agreement wherein they agreed that the lawsuit would be dismissed without prejudice, and that Nevada Land would deliver a report on or before June 30, 2002 to the limited partnership of the amount of the consulting fee which would be owed by Nevada Land to the limited partnership if the consulting agreement were in effect.

        In November, 2000, BSND, Inc. ("BSND"), a wholly owned subsidiary of Vidler Water Company, resolved a partnership dispute relating to Big Springs Associates ("the Partnership"). The Partnership owns real estate and water rights in Nevada. Under the terms of the agreement resolving the Partnership dispute, BSND agreed to sell its interest in the Partnership to the managing partner of the Partnership for $12.65 million. The agreement also provided that if BSND did not receive the $12.65 million payment by August 1, 2001, the managing partner would relinquish its interest in the Partnership. BSND did not receive any payment from the managing partner under the terms of the agreement by August 1, and, accordingly, under the provisions of the agreement, BSND is now the sole partner of the Partnership.

        In September and December 2000, PICO Holdings lent a total of $2.2 million to Dominion Capital Pty. Ltd., a private Australian company. (See
     Note 8 to the Company's Consolidated Financial Statements for the years ended December 31, 2000 and 1999). In May 2001, one of the loans for $1.2 million became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO has commenced a legal action through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. As discussed in the Long Term Holdings segment of Management's Discussion and Analysis of Financial Condition and Results of Operations, due to the inherent uncertainty involved in pursuing a legal action and our ability to realize the assets collateralizing the loans, PICO has fully provided for these loans and interest accrued in the three months ended June 30, 2001.

        The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cashflows of the Company.

5.   CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities." As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in fair value in earnings for the period of change unless the derivative qualifies as an effective hedge that offsets certain exposure. As a result of this adoption, the Company recorded a transition adjustment in the first quarter of 2001 that decreased net income by approximately $1 million, net of a $500,000 tax benefit and increased other comprehensive income by the same amount (no effect on shareholders' equity). These adjustments have been reported as a cumulative effect of change in accounting principle. The current impacts of SFAS 133, are included in realized investment gains and losses on the statement of operations and primarily includes the fluctuation in the value of the warrants to purchase shares of HyperFeed Technologies, Inc. The value of the warrants is determined each period using the Black Scholes option pricing model. The model uses the current market price of the common stock of HyperFeed, and the following assumptions in calculating an estimated fair value: no dividend yield; a risk-free interest rate, an expected life of one year; and a historical cumulative volatility factor. The value of our 4.1 million warrants derived from the model was $2.9 million at December 31, 2000 and $4.5 million at June 30, 2001. The change in value is reported as a realized investment gain. Future effects on net income will depend on market conditions.

        In the fourth quarter of 2000, the Company received notification from the Ohio Department of Insurance that it would no longer permit the Company to discount its MPL reserves for statutory accounting practices. Accordingly, the Company discontinued discounting its MPL reserves in its statutory filing with the ODI and financial statements prepared in accordance with US GAAP for the year ended December 31, 2000. The effect of this change was to increase the unpaid losses and loss adjustment expenses reserve by $7.5 million and an cumulative effect of a change in accounting principle of $5 million, or $0.43 per share, net of an income tax benefit of approximately $2.5 million. The adjustment has been reported as a cumulative effect of change in accounting principle as of January 1, 2000.

6.   RECENT ACCOUNTING PRONOUNCEMENT

         In June 2001, the FASB approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, as an exception, any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in PICO's discontinuation of amortization of its goodwill; however, PICO will be required to test its goodwill for impairment under the new standard, which could have an adverse effect on future results of operations if there is an impairment. In addition, the excess of fair value of net assets acquired over purchase price (negative goodwill) will be written off and recognized as the effect of a change in accounting principle.

7.   SEGMENT  REPORTING

         The Company is a diversified holding company engaged in five major operating segments: Land, Mineral and Related Rights; Water Rights and Water Storage; Property and Casualty Insurance Operations; Medical Professional Liability ("MPL") Insurance Operations and Long Term Holdings.

         The accounting policies of the reportable segments are the same as those described in the Company's 2000 annual report on Form 10-K. Segment performance is measured by revenues and segment profit before tax and minority interest, in addition to changes in shareholders' equity. This information provides the basis for calculation of return on shareholders' equity, which is the main performance measurement used in analyzing segment performance. In addition, assets identifiable with segments are disclosed as well as capital expenditures, and depreciation and amortization. The Company has operations and investments both in the U.S. and abroad.

         The following is a detail of revenues by segment:

                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                       2001              2000              2001               2000
                                                 ----------------- -----------------  ----------------   ----------------
Land, Mineral and Related Water Rights               $    615,629       $   573,503       $   974,020       $  1,243,405
Water Rights and Water Storage                          2,029,333           372,029        11,311,539            617,444
Property and Casualty Insurance                        12,573,167         9,384,467        24,845,486         18,449,422
Medical Professional Liability Insurance               (1,883,736)          498,327        (3,417,735)         1,011,348
Long Term Holdings                                      2,323,425           199,385         2,665,794           (198,425)
                                                 ----------------- -----------------  ----------------   ----------------
         Total Revenues                              $ 15,657,818       $11,027,711       $36,379,104       $ 21,123,194
                                                 ================= =================  ================   ================


     The following is a detail of segment profit or loss before income taxes and minority interest:

                                                                Three Months Ended June 30,         Six Months Ended June 30,
                                                                  2001               2000             2001              2000
                                                            -----------------   ---------------  ---------------   ----------------

Land, Mineral and Related Water Rights                          $    192,952      $   (123,881)    $     91,153       $     44,001
Water Rights and Water Storage                                       226,962          (976,733)       1,198,229         (1,788,785)
Property and Casualty Insurance                                      809,987           843,427        1,027,000            534,619
Medical Professional Liability Insurance                          (2,121,288)          199,105       (3,768,789)           551,002
Long Term Holdings                                                (2,388,952)       (1,751,206)      (4,593,166)        (5,486,765)
                                                            -----------------   ---------------  ---------------   ----------------
   Loss Before Taxes and Minority Interest                      $ (3,280,339)     $ (1,809,288)    $ (6,045,573)      $ (6,145,928)
                                                            =================   ===============  ===============   ================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS. THESE INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE COMPANY'S INVESTMENT PHILOSOPHY, PLANS FOR EXPANSION, BUSINESS EXPECTATIONS, AND REGULATORY FACTORS. THESE STATEMENTS REFLECT OUR CURRENT VIEWS ABOUT FUTURE EVENTS WHICH COULD AFFECT OUR FINANCIAL PERFORMANCE. ALTHOUGH WE AIM TO PROMPTLY DISCLOSE ANY NEW DEVELOPMENT WHICH WILL HAVE A MATERIAL IMPACT ON PICO, WE DO NOT UNDERTAKE TO UPDATE ALL FORWARD-LOOKING STATEMENTS UNTIL OUR NEXT SCHEDULED FORM 10-K OR FORM 10-Q FILING. YOU SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE LISTED UNDER "RISK FACTORS" AND ELSEWHERE IN OUR PREVIOUS SEC FILINGS, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS, OR FROM OUR PAST RESULTS.

RESULTS OF OPERATIONS -- THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

INTRODUCTION

     PICO Holdings, Inc. is a diversified holding company. We acquire interests in assets and companies which our management believes:

-        are undervalued at the time we buy them; and

- have the potential to provide a superior rate of return over time, after considering the risk involved.

     Our over-riding objective is to generate superior long term growth in shareholders' equity, as measured by book value per share. To accomplish this, we are seeking to build a profitable operating base and to realize gains from our investment holdings. In the long term, we expect that most of the growth in shareholders' equity will come from realized gains on the sale of assets, rather than operating earnings. Accordingly, when analyzing PICO's performance, our management places more weight on increased asset values than on reported earnings.

     Currently our major assets and activities are:
- owning and developing land and the related water rights and mineral rights through Nevada Land & Resource Company, LLC, which owns approximately 1,242,233 acres of land in northern Nevada;
- owning and developing water rights and water storage operations through Vidler Water Company, Inc.;
-    property and casualty insurance;
- "running off" the loss reserves of our medical professional liability insurance companies; and
-    making long term value-based investments in other public companies.

SUMMARY

     Segment revenues and income (loss) before taxes and minority interest for the second quarter and the first half of 2001 and 2000 were:

                                                            THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------------------------------------------
                                                                  2001             2000            2001             2000
                                                          ---------------------------------------------------------------
REVENUES:
Land, Minerals & Related Water Rights                     $    616,000     $    574,000     $    974,000     $  1,243,000
Water Rights & Water Storage Assets                          2,030,000          372,000       11,312,000          617,000
Property & Casualty Insurance                               12,573,000        9,384,000       24,845,000       18,450,000
Medical Professional Liability Insurance                    (1,884,000)         498,000       (3,418,000)       1,011,000
Long Term Holdings                                           2,323,000          200,000        2,666,000         (198,000)
                                                          ------------     ------------     ------------     ------------
Total Revenues                                            $ 15,658,000     $ 11,028,000     $ 36,379,000     $ 21,123,000
                                                          ============     ============     ============     ============

INCOME (LOSS) BEFORE TAXES, MINORITY INTEREST &
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
PRINCIPLES:
Land, Minerals & Related Water Rights                     $    193,000     $   (124,000)    $     91,000     $     44,000
Water Rights & Water Storage Assets                            227,000         (977,000)       1,198,000       (1,789,000)
Property & Casualty Insurance                                  810,000          844,000        1,027,000          535,000
Medical Professional Liability Insurance                    (2,121,000)         199,000       (3,769,000)         551,000
Long Term Holdings                                          (2,389,000)      (1,751,000)      (4,593,000)      (5,487,000)
                                                          ------------     ------------     ------------     ------------
LOSS BEFORE TAXES, MINORITY INTEREST & CUMULATIVE LOSS
EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                $ (3,280,000)    $ (1,809,000)    $ (6,046,000)    $ (6,146,000)
                                                          ============     ============     ============     ============

     PICO reported a net loss of $2.5 million, or $0.20 per basic and diluted share, for the quarter ended June 30, 2001. The net loss consisted of a $3.3 million loss before income taxes and minority interest, which was partially offset by $617,000 in income tax benefits, and the addition of $201,000 to reflect the interest of the minority shareholders in the losses of consolidated subsidiaries which are not wholly owned. Significant items in the $3.3 million loss before income taxes and minority interest include:
- a gain of $1.6 million on the sale of part of our interest in the Semitropic water storage facility;
- income of $1.5 million from an increase in the value of warrants owned in other companies, principally HyperFeed Technologies, Inc., which we are now required to recognize through the income statement under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities";
- provisions of $2.8 million against the carrying value of investments and loans; and
- a $2.1 million realized loss on the redemption of a mutual fund held in the Physicians Insurance Company of Ohio investment portfolio.

     PICO recorded a comprehensive loss of $7.1 million for the second quarter of 2001. This was comprised of the $2.5 million net loss and $5.2 million of unrealized diminution in the value of investments, which were partially offset by a foreign currency translation gain of $572,000. The $5.2 million unrealized diminution in investments consists of a $6 million reduction when we ceased to account for our investment in Jungfraubahn Holding AG under the equity method, which was partially offset by net unrealized appreciation in other investments. As explained in the Long Term Holdings segment discussion, this is only an adjustment to the carrying value of Jungfraubahn in our balance sheet, and does not reflect any change in the potential market value of our investment.

     At June 30, 2001, PICO had shareholders' equity of $198.1 million, or $15.99 per share, compared to $205.2 million, or $16.56 per share, at both March 31, 2001 and December 31, 2000. The decrease in shareholders' equity during the second quarter resulted from the $7.1 million comprehensive loss, which includes the $6 million reduction when we ceased equity accounting for Jungfraubahn.

     In the second quarter of 2000, PICO reported net income of $121,000, or $0.01 per basic and diluted share, and a comprehensive loss of $5.9 million. The net income for the quarter consisted of a $1.8 million loss before taxes and minority interest, which was more than offset by $1.7 million in income tax benefits and minority interest of $213,000. The comprehensive loss was comprised of a $6.5 million in unrealized diminution in the value of investments, which was partially offset by the $121,000 of net income and a $568,000 foreign currency translation gain.

     For the six months ended June 30, 2001, PICO reported a net loss of $4.7 million, or $0.38 per basic and diluted share. This includes a change in accounting principle due to the adoption of the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which had the cumulative effect of reducing income by $980,000 after taxes, or $0.08 per share. This non-cash charge recognized the accumulated after-tax decline in the estimated fair value of warrants we own to buy shares in other companies, primarily HyperFeed Technology Inc. as of January 1, 2001.

     The comprehensive loss for the six months was $7.1 million, comprised of the $4.7 million net loss and $2.4 million unrealized depreciation in investments, with a minor offset from a $63,000 foreign currency translation gain. Significant items in the $6 million loss before income taxes and minority interest include:

- income of $2.4 million from the sale of water rights and land in the Harquahala Valley Irrigation District;
- a gain of $1.6 million from the sale of part of our interest in the Semitropic water storage facility;
-    income of $1.6 million from an increase in the value of warrants under FAS
     133;
- a $4.1 million realized loss on the redemption of a mutual fund held in the Physicians Insurance Company of Ohio investment portfolio. The decline in value of this investment was already reflected in shareholders' equity, so the effect on book value was minimal;
- provisions of $2.8 million against the carrying value of investments and loans; and
- a $1.1 million expense related to a Swiss Franc-denominated loan to a wholly owned subsidiary. As explained in the Long Term Holdings segment discussion, this had no net effect on shareholders' equity because an equivalent credit is added to shareholders' equity, although the equivalent credit it is not recognized in our income statement under GAAP (i.e., generally accepted accounting principles).

     In the first half of 2000, PICO incurred a net loss of $8.4 million, or $0.78 per basic and diluted share, which included a separate change in accounting principle that reduced income by $5 million after taxes, or $0.46 per share. This non-cash charge was taken to eliminate the discounting of medical professional liability reserves in our financial statements from the beginning of 2000. The net loss for the first half of 2000 was comprised of a $6.1 million loss before income taxes and minority interest, partially offset by income tax benefits of $2.2 million and the add-back of $515,000 of minority interest. The $13.8 million comprehensive loss for the first half of 2000 was comprised of the $8.4 million half-year net loss, $4.5 million of unrealized diminution in investments, and negative currency translation of $954,000.

     In the second quarter of 2001, revenues were $15.7 million, compared to $11 million during the second quarter of 2000. The increase primarily resulted from $3.2 million higher revenues in the Property and Casualty Insurance segment, the $1.6 million Semitropic gain on sale, and FAS 133 income of $1.5 million, partially offset by the $2.1 million realized investment loss.

     First half 2001 revenues were $36.4 million, compared to $21.1 million during the first half of 2000. The increase primarily resulted from $9.4 million in total revenues from sale of water rights and land in the Harquahala Valley Irrigation District in the 2001 half-year and $6.4 million revenue growth in the Property and Casualty Insurance segment, which were partially offset by the $4.1 million realized investment loss.

     Detailed information on the performance and outlook for each segment is contained later in this report; however, the major factors affecting PICO's second quarter and first half results were:

LAND, MINERALS & RELATED WATER RIGHTS
     Second quarter revenues were $42,000 higher than the previous year at Nevada Land, as a result of a $71,000 increase in lease and other revenues. Primarily due to a $260,000 reduction in operating expenses, Nevada Land earned income of $193,000 for the second quarter of 2001, compared to a loss of $124,000 in the 2000 quarter. Professional fees related to the use of our lands were unusually large in the second quarter of 2000, which led to the segment loss in that period and the reduction in operating expenses year over year.

     For the first half, revenues were $269,000 lower than in the previous year; however, segment income increased by $47,000 as the effect of growth in lease and other revenues and lower professional fees more than offset a lower gross margin from land sales.

WATER RIGHTS & WATER STORAGE ASSETS
     Vidler's revenues for the second quarter and first half of 2001 reflect our first major water transactions, and are substantially higher than in the same periods in 2000 when most of Vidler's revenues came from leasing agricultural land.

     Vidler's $2 million in total revenues for the second quarter of 2001 include a $1.6 million gain from the sale of part of our interest in the Semitropic water storage facility. Due to the gain on sale, which more than offset Vidler's operating expenses, the segment reported income before taxes of $227,000 in the second quarter of 2001, compared to a $977,000 pre-tax loss in the same quarter in 2000.

     In the first half of 2001, Vidler's total revenues of $11.3 million primarily consisted of $9.4 million in total revenues from the sale of part of our water rights in the Harquahala Valley Irrigation District and the $1.6 million gain from selling part of our interest in Semitropic. Due to the $2.4 million gross margin on the sale of the Harquahala Valley water rights and the $1.6 million Semitropic gain, Vidler reported pre-tax income of $1.2 million in the first half of 2001, as opposed to a loss before taxes of $1.8 million in the 2000 half.

PROPERTY AND CASUALTY INSURANCE
     During the second quarter of 2001, segment revenues increased by $3.2 million, or 34.0%, from the previous year, primarily as a result of $2.9 million, or 37.2%, growth in earned premiums and a $362,000 increase in investment income and realized gains. For the first half of 2001, the increase in segment revenues was $6.4 million, or 34.7%, due to $5.3 million higher earned premiums and $1.1 million higher investment income and realized gains.

     Segment income of $810,000 for the second quarter of 2001 is comprised of a $42,000 profit from Sequoia and $768,000 from Citation. For the half, segment income was $1 million, consisting of $1.4 million income from Citation, which was partially offset by a $350,000 loss from Sequoia. In 2000, the Property and Casualty Insurance segment generated income of $844,000 in the second quarter and $535,000 for the first half. The result for the second quarter of 2000 was greater than for the first half, because the segment incurred a loss in the first quarter of last year.

MEDICAL PROFESSIONAL LIABILITY INSURANCE
     This segment is diminishing as the "run off" of our medical professional liability loss reserves continues.

     The segment's results for the first six months of 2001 were dominated by realized losses on the sale of a mutual fund investment, totaling $2.1 million in the second quarter and $4.1 million in the six months. Due to the realized loss, segment revenues were negative $1.9 million in the second quarter of 2001 and negative $3.4 million for the first half, and the segment incurred a loss before taxes of $2.1 million for the quarter and $3.8 million for the half.

     Excluding the realized loss, the segment would have generated a loss of $35,000 in the second quarter of 2001, compared to income of $199,000 the year before, and income of $309,000 for the first half of 2001, compared to $551,000 in 2000.

LONG TERM HOLDINGS
     This segment contains our long term investments in other public companies, subsidiaries, and other investments which individually are too small to constitute a segment, and parent (i.e., holding) company assets. Our principal long term holdings are HyperFeed Technologies, Inc., Jungfraubahn Holding AG, and Australian Oil & Gas Corporation Ltd.

     In the second quarter of 2001, segment revenues were $2.3 million, principally composed of $1.5 million in FAS 133 income and investment income of $951,000, partially offset by a $500,000 write-off of an investment which was recorded as a realized loss. Segment expenses of $4.7 million include a $2.3 million provision against two loans. After $12,000 in equity income, the segment incurred a pre-tax loss of $2.4 million. In the second quarter of the previous year, revenues were $200,000 and a segment loss of $1.8 million was recorded.

     For the 2001 first half, segment revenues were $2.7 million. FAS 133 income of $1.6 million and investment income of $1.2 million were partially offset by the $500,000 realized loss. Following segment expenses of $7.4 million and equity income of $156,000, a segment loss of $4.6 million was recorded. In the first half of 2000, segment revenues were negative $198,000, primarily due to a realized loss on the sale of shares in Vidler to satisfy an option agreement, and the segment loss was $5.5 million.

                     LAND, MINERALS AND RELATED WATER RIGHTS

                       NEVADA LAND & RESOURCE COMPANY, LLC

                             THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                            -----------------------------------------------------------
                                   2001            2000            2001            2000
                            -----------------------------------------------------------
REVENUES:
Sale of Land                $   373,000     $   402,000     $   440,000     $   825,000
Lease and Other                 243,000         172,000         534,000         418,000
                            -----------     -----------     -----------     -----------
Segment Total Revenues      $   616,000     $   574,000     $   974,000     $ 1,243,000
                            ===========     ===========     ===========     ===========

EXPENSES:
Cost of Land Sales          $  (156,000)    $  (171,000)    $  (185,000)    $  (329,000)
Operating Expenses             (267,000)       (527,000)       (698,000)       (870,000)
                            -----------     -----------     -----------     -----------
Segment Total Expenses      $  (423,000)    $  (698,000)    $  (883,000)    $(1,199,000)
                            -----------     -----------     -----------     -----------
INCOME (LOSS) BEFORE TAX    $   193,000     $  (124,000)    $    91,000     $    44,000
                            ===========     ===========     ===========     ===========

     Nevada Land & Resource Company, LLC owns approximately 1,242,233 acres of deeded land in northern Nevada, and the mineral rights and water rights specifically related to that property. We are pursuing 3 strategies to monetize these assets:

- the sale of land where there is little scope to further enhance value (e.g., agricultural land which does not have a higher and better use);
- increasing the highest and best use of land wherever possible, for example, by applying for water rights; and
- exchanging portions of our land with environmental, cultural, and/or historical value with governmental agencies and others for more marketable lands, in particular, property with development potential near rapidly growing cities or along the I-15 and I-80 corridors. We are working on a number of potential land exchange transactions, which are expected to take several years to complete. In some cases, we may form joint ventures with developers in order to participate in the upside from developing the land acquired.
In the meantime, it is likely that Nevada Land's reported results will continue to be dominated by land sales.

     Nevada Land does not recognize land sales contracts as revenues until the sales transactions close. Consequently, revenues and the gross margin from land sales fluctuate from quarter to quarter depending on the closing of specific transactions, and land sales revenues and gross margin for any individual quarter are not indicative of likely full-year revenues and gross margin.

     In the second quarter of 2001, Nevada Land closed the sale of approximately 3,318 acres of land for $373,000, an average sales price of $112.42 per acre. Our average basis in the land sold was $47.02 per acre, resulting in a gross margin of $65.40 per acre, or $217,000 in total. Lease and other revenues were $243,000, resulting in segment total revenues of $616,000.

     In the second quarter of 2000, segment total revenues of $574,000 included $402,000 from the sale of 4,340 acres of land, an average sales price of $92.69 per acre. Our average basis in the acreage sold was $39.40 per acre, and the gross margin from land sales was $231,000, or $53.29 per acre.

     The segment generated income of $193,000 for the second quarter of 2001, as opposed to a $124,000 segment loss in the previous year. The $317,000 improvement in the segment result is primarily attributable to a $260,000 reduction in operating expenses year over year, and, to a lesser extent, to higher interest revenue earned on the proceeds of cash sales and receivables where Nevada Land has provided partial financing. Professional fees related to the use of our lands were unusually large in the second quarter of 2000, which led to the segment loss in that period and the reduction in operating expenses year over year.

     During the first half of 2001, Nevada Land closed the sale of approximately 4,443 acres of land for $440,000, an average sales price of $99.03. Our average basis in the acreage sold was $41.64, resulting in a gross margin of $57.39 per acre, or $255,000. Lease and other revenues contributed $534,000 to segment total revenues of $974,000. Following operating expenses of $698,000, segment income was $91,000.

     In the first half of 2000, Nevada Land reported total revenues of $1.2 million, comprised of $825,000 in proceeds from the sale of 7,824 acres of land and $418,000 in recurring operating revenues. The land sales averaged $105.51 per acre, compared to our average basis of $42.08 per acre, resulting in a gross margin of $63.43 per acre on land sales, or $496,000. After operating expenses of $870,000, segment income was $44,000.

     For the half-year, segment income increased by $47,000, as the effect of $116,000 higher lease and other revenues (principally interest) and a $172,000 drop in operating expenses (primarily lower professional fees) more than offset the $241,000 decrease in gross margin from land sales.

     During 2000 and the first half of 2001, Nevada Land filed applications for an additional 65,756 acre-feet of water rights related to its lands. Where these applications are successful, we anticipate that the value and marketability of the associated land will increase. The applications consist of:

- 46,516 acre-feet of agricultural water rights for the beneficial use of irrigating the related 15,505 acres of land; and
-    19,240 acre-feet of water rights for municipal and industrial use.
Later in the year, Nevada Land intends to file applications for a further 5,120 acre-feet of water rights to irrigate 1,706 acres of land.

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

                      WATER RIGHTS AND WATER STORAGE ASSETS

                           VIDLER WATER COMPANY, INC.

                                                                  THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                                        2001             2000             2001             2000
                                                                ----------------------------------------------------------------
REVENUES:
Sale of Land and Water Rights                                                                     $  9,095,000
Option Premiums Earned                                                                                 300,000
Gain on sale of Semitropic Water Storage interest               $  1,615,000                         1,615,000
Lease of Water                                                        55,000     $     61,000           85,000     $     87,000
Agricultural Land Leases                                             203,000          293,000          405,000          512,000
Provision for Loss on Condemnation                                                                    (442,000)
Other                                                                157,000           18,000          254,000           18,000
                                                                ------------     ------------     ------------     ------------
Segment Total Revenues                                          $  2,030,000     $    372,000     $ 11,312,000     $    617,000
                                                                ============     ============     ============     ============

EXPENSES:
Cost of Land and Water Rights Sold                                                                $ (6,524,000)
Commission and other cost of sales                                                                    (546,000)
Depreciation and Amortization                                   $   (373,000)    $   (208,000)        (722,000)    $   (416,000)
Interest                                                            (155,000)        (203,000)        (347,000)        (404,000)
Operations, Maintenance & Other                                   (1,275,000)        (938,000)      (1,975,000)      (1,586,000)
                                                                ------------     ------------     ------------     ------------
Segment Total Expenses                                          $ (1,803,000)    $ (1,349,000)    $(10,114,000)    $ (2,406,000)

                                                                ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE TAX                                        $    227,000     $   (977,000)    $  1,198,000     $ (1,789,000)
                                                                ============     ============     ============     ============

     This segment is comprised of two distinct but inter-related activities: the ownership and development of water rights in Nevada, Arizona, and Colorado; and our interests in water storage facilities in Arizona and California.

     We entered the water business with the realization that most of the assets which Vidler acquired were not ready for immediate commercial use, and that there would be a lead-time in developing and then commercializing these assets. Vidler's water assets did not begin to generate significant revenues until the first quarter of 2001. In 2000 and prior years, Vidler was generating only modest revenues from the lease and sale of water assets in Colorado and from leasing agricultural land. At the same time, Vidler was incurring costs associated with the development of assets and expansion of the water rights portfolio, which resulted in operating losses during the start-up years.

    Vidler's results for the first half of 2001 were dominated by two transactions:
- the sale of 6,496.5 acre-feet of transferable ground water, and the related 2,165.5 acres of land, in Arizona's Harquahala Valley Irrigation District to a unit of Allegheny Energy, Inc. This transaction added $9.4 million to revenues and $2.4 million to segment income in the first quarter; and

- the sale of 29.7% of Vidler's original interest in the Semitropic Water Banking and Exchange Program (i.e., approximately 55,000 acre-feet of storage capacity, out of the original 185,000 acre-feet) for $3.3 million. This transaction added $1.6 million to both revenues and segment income in the second quarter.

     In the second quarter of 2001, Vidler generated total revenues of $2 million, including the $1.6 million gain on the sale of 29.7% of our original interest in Semitropic and $203,000 from leasing agricultural land. After operating expenses of $1.8 million for the quarter, segment income was $227,000.

     Throughout 2000, Vidler was concentrating on the development and commercialization of its assets and the company's water rights and water storage assets were not generating significant revenues. This is reflected in the segment results for the second quarter of 2000, when segment total revenues were $372,000, operating expenses were $1.3 million, and the segment incurred a loss of $977,000. Operating expenses increased by $454,000 year over year. Expenses for depreciation and amortization and operations and maintenance increased as a result of the expansion in Vidler's asset base, including amortization of improvements at the Vidler Arizona Recharge Facility beginning in March 2001, and the acquisition of Fish Springs Ranch and Spring Valley Ranches in July 2000.

     In the first half of 2001, Vidler generated segment revenues of $11.3 million. The Harquahala Valley sale resulted in total revenues of $9.4 million, consisting of the $9.1 million sales price and a $300,000 option premium earned. Revenues for the half also included the $1.6 million pre-tax gain on the Semitropic sale, $405,000 from the leasing of agricultural land, and a $442,000 provision for loss on the condemnation (i.e., compulsory acquisition) of a commercially zoned property in Mesa, Arizona due to freeway construction. This land, which was located in greater metropolitan Phoenix, was not part of Vidler's water business. It was acquired in association with MBT Ranch in 1996, and was being held for resale. The Arizona Department of Transportation condemned the land for $858,000, which is $442,000 less than the value that Vidler was carrying the property at, and less than a recent appraisal obtained by Vidler that estimated the value of the property at more than $1.5 million. Vidler disputes the value at which the Department condemned the land, and the case is expected to go to court in the second half of 2001.

    After deducting the cost of water rights, and land sold and related selling costs, and operating costs of $3 million, segment income for the first half of 2001 was $1.2 million.

    In the first half of 2000, segment total revenues were $617,000, operating expenses were $2.4 million, and the segment reported a loss of $1.8 million. Operating expenses increased by $638,000 year over year, as a result of the increase in Vidler's asset base.

    Our 2000 Form 10-K contains a detailed description of our water rights and water storage assets. The following section updates this information where necessary, and outlines new developments during the first seven months of 2001:

WATER RIGHTS

ARIZONA

HARQUAHALA VALLEY WATER RIGHTS
     In March 2001, Vidler closed the sale of 6,496.5 acre-feet of transferable ground water, and the related 2,165.5 acres of land, in the Harquahala Valley Irrigation District, which is located approximately 75 miles northwest of metropolitan Phoenix, Arizona. The sales price of $9.1 million represents $1,400 per acre-foot of transferable Harquahala Valley ground water. The transaction resulted in pre-tax income of $2.4 million; however we paid $4.4 million in cash to acquire the assets which were sold, resulting in a $5 million cash surplus. The cash-on-cash pre-tax internal rate of return on the investment was almost 140%. This is not an accounting measure, but a supplemental disclosure of the actual rate of return on the cash invested in these assets. Most of the difference between the $2.4 million pre-tax income on a GAAP basis and the $5 million cash surplus was recorded as an increase in book value at the time of the PICO/Global Equity combination in 1998.

     Following the Allegheny transaction, Vidler owns, or has the right to acquire, approximately 49,426 acre-feet of transferable Harquahala Valley ground water. Vidler owns 39,446 acre-feet, the purchase of 1,157 acre-feet is in escrow, and we have the option to purchase 8,823 acre-feet. Discussions are continuing to supply this water to municipalities, developers, and industrial users.

     Under state legislation, the Central Arizona Canal Project is committed to convey up to 20,000 acre-feet of Harquahala Valley ground water to cities and communities in Arizona as an assured municipal water supply. Vidler is able to supply this water and is meeting with communities and developers in the Phoenix metropolitan area, some of whom need to secure further water supply to cater for expected growth. Vidler has entered into an agreement to sell 3,645 acre-feet of Harquahala Valley ground water to the City of Scottsdale for $4.7 million, or $1,300 per acre-foot. The sale is expected to close later in 2001.

NEVADA

     In recent years, Vidler has increased its holdings of water rights in northern Nevada through the purchase of ranch properties and entering into joint ventures with parties with water rights which they wish to commercially develop. Nevada is the state experiencing the most rapid population growth in the US. According to the most recent census, the population of Nevada increased 66% in the last decade. Most of the growth is centered in southern Nevada, which includes the city of Las Vegas and surrounding municipalities.

LINCOLN COUNTY PUBLIC/PRIVATE JOINT VENTURE
     In October 1999, Vidler announced a public/private joint venture with Lincoln County, Nevada. The joint venture has filed applications for more than 100,000 acre-feet of water rights in Lincoln County, Nevada, with a view to supplying water to rapidly growing communities in southern Nevada and to industrial users. Vidler anticipates that up to 40,000 acre-feet of water rights will be permitted from these applications.

     The joint venture has reached tentative agreement to supply an electricity-generating company with a minimum of 6,700 acre-feet of water, and a maximum of 9,000 acre-feet of water, at $3,300 per acre-foot. We currently anticipate supplying approximately 7,000 acre-feet of water. The sale of the water is subject to the electricity-generating company obtaining permitting and financing for a new power plant. The agreement specifies a closing date of July 2003. Under the terms of the joint venture, when a water sale occurs, Vidler will recover its costs and then the two parties split the remaining revenues on a 50:50 basis.

     During the first quarter of 2001, Vidler agreed to purchase 822.29 acre-feet of permitted water rights in Meadow Valley, which is located in Lincoln County. The agreement entered escrow in March 2001. Vidler is in discussions to commercially utilize these water rights by supplying the water to an end user through the joint venture with Lincoln County.

SANDY, NEVADA
    Vidler has applied for approximately 2,000 acre-feet of water rights near Sandy, Nevada. A hearing related to the application is scheduled for September 2001. Once the water rights have been permitted, we have agreed to supply the water to support additional growth at Primm, Nevada, a resort town on the border between California and Nevada, in the Interstate 15 corridor.

FISH SPRINGS RANCH
     Vidler has a 51% interest in Fish Springs Ranch, LLC and a 50% interest in Vidler Brown, LLC, which own the 8,600-acre Fish Springs Ranch. The ranch is located in Honey Lake Valley in Washoe County, 40 miles north of Reno, Nevada. Approximately 8,000 acre-feet of permitted water rights related to the ranch are transferable to the Reno area.

     Vidler is holding discussions with potential customers, including developers and industrial users. If the capacity of nearby transmission lines can be expanded, we believe that Fish Springs Ranch would be an attractive site for a gas-fired power station.

WATER STORAGE

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

    Vidler is able to provide storage for both intrastate users and interstate users at the facility. Potential users include local governmental political subdivisions and developers within Arizona, and out-of-state users such as the Las Vegas metropolitan area and California. The Arizona Water Banking Authority has the responsibility for intrastate and interstate storage of water for public entities. The Authority has indicated that the first priority for publicly owned storage capacity in Arizona is to store water for Arizona users. Therefore, interstate users will need to rely, at least in part, on privately owned storage capacity.

    In April 2001, Vidler reached agreement with the Arizona Water Banking Authority concerning the terms under which water can be stored at the facility for the public users represented by the Authority. Vidler is charging a water storage fee of $45.00 per acre-foot of water recharged during 2001. The fee will be $46.50 per acre-foot for water recharged in 2002, and $48.00 per acre-foot for water recharged in 2003. The agreement concludes on December 31, 2003.

    Vidler has not begun to store water at the Arizona Recharge Facility. The ultimate revenues generated will depend on the quantity of water which the Arizona Water Banking Authority, and other users, store at the facility. The Authority has not yet indicated the quantity of water which it will store this year. This will depend on a number of factors, including the availability of water and available storage capacity at other facilities. Vidler is also in discussions with private entities to store water at the facility. At present, there is a limited volume of water available for storage due to dry conditions in Arizona; however, surplus flows of water may become available for storage once the period of peak agricultural demand ends. Vidler still expects to store up to 20,000 acre-feet of water this year for users within Arizona.

     Vidler anticipates higher usage next year, once potential interstate users have concluded their agreements with the state of Arizona and federal agencies. Ultimately, Vidler expects to fully utilize the facility as recently projected storage requirements for Nevada and California alone exceed the total amount of storage available at existing facilities in Arizona.

    Construction of the improvements required to recharge water are now complete, and the facility is ready for use. Accordingly, on March 1, 2001, Vidler began to amortize the improvements at the facility over 15 years. The annual amortization charge will be approximately $480,000. The charge for the first quarter was approximately $39,000, which represents amortization for the month of March, and the charge for the second quarter was $119,000.

SEMITROPIC WATER STORAGE FACILITY
     Vidler originally had an 18.5% interest in the Semitropic Water Banking and Exchange Program. This included the right to store up to 185,000 acre-feet of water underground at the Semitropic Water Storage facility, near the California Aqueduct, northwest of Bakersfield, California.

     On May 21, 2001, Vidler closed the sale of 29.7% of its original interest (i.e., approximately 55,000 acre-feet of water storage capacity) to The Newhall Land and Farming Company for $3.3 million. This transaction resulted in a pre-tax gain of $1.6 million, which was recorded in the second quarter of 2001.

     On July 24, 2001, we disclosed that Vidler has entered into an agreement to sell 76.9% of its remaining interest, or approximately 100,000 acre-feet of storage capacity, to the Alameda County Water District for $6.9 million. The agreement is subject to due diligence and customary closing conditions, and is scheduled to close before September 30, 2001. Should the transaction close, as we expect it will, the resultant gain will be recorded in our fiscal third quarter.

     We are in discussions with a number of developers and industrial users to sell our remaining interest in Semitropic, which represents approximately 30,000 acre-feet of water storage capacity.

     This is Vidler's only asset in California, which has proved a difficult state in which to operate due to the large number of entities involved in the water industry, each serving a different, and sometimes conflicting, constituency. In the meantime, the strategic value of the guaranteed right to recover an amount of water from Semitropic every year -- even drought years -- has become clear to water agencies, developers, and other parties seeking a reliable water supply. Accordingly, Vidler elected to take advantage of current demand and began to sell its interest in the asset.

OTHER PROJECTS

- Vidler is evaluating the purchase of further water-righted properties in Arizona and, potentially, Nevada; and
- Vidler continues to be approached by parties who are interested in obtaining a water supply, or discussing joint ventures to commercially develop water assets and/or develop water storage facilities. We believe that Vidler has become the leading private water rights aggregator in Arizona and Nevada, and the leading private owner-operator of water storage in Arizona and California. Our presence in these markets has consolidated our expertise and reputation for providing solutions to both end-users who require water and to parties who are otherwise unable to commercially develop water assets.

                         PROPERTY AND CASUALTY INSURANCE

                                                                THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------------------------------------------------
                                                                  2001             2000               2001             2000
                                                             ---------------------------------------------------------------------

P&C INSURANCE REVENUES:
Sequoia - Earned Premiums                                      $ 10,459,000       $  7,504,000      $ 20,396,000     $ 14,834,000
Citation - Earned Premiums                                           76,000            173,000           178,000          358,000
Investment Income                                                 1,553,000          1,248,000         3,024,000        2,535,000
Realized Investment Gains                                           130,000             73,000           658,000           73,000
Other                                                               355,000            386,000           589,000          650,000
                                                             ---------------------------------------------------------------------
Segment Total Revenues                                         $ 12,573,000       $  9,384,000      $ 24,845,000     $ 18,450,000
                                                             =====================================================================

P&C INSURANCE EXPENSES:
Loss & Loss Adjustment Expense                                 $ (7,765,000)      $ (4,950,000)     $(15,709,000)    $(10,974,000)
Underwriting Expenses                                            (3,998,000)        (3,590,000)       (8,109,000)      (6,941,000)
                                                             ---------------------------------------------------------------------
Segment Total Expenses                                         $(11,763,000)      $ (8,540,000)     $(23,818,000)    $(17,915,000)

P&C INSURANCE INCOME (LOSS) BEFORE TAXES:
Sequoia Insurance Company                                      $     42,000       $    419,000      $   (350,000)    $     69,000
Citation Insurance Company                                          768,000            425,000         1,377,000          466,000
                                                             ---------------------------------------------------------------------
INCOME BEFORE TAXES                                            $    810,000       $    844,000      $  1,027,000     $    535,000
                                                             =====================================================================


     The Property and Casualty segment is comprised of Sequoia Insurance Company and Citation Insurance Company, which are headquartered in Monterey, California.

     Sequoia is the only PICO insurance subsidiary which is writing new business. Traditionally, Sequoia's core business has been commercial property and casualty insurance in California and Nevada, focusing on the niche markets of small to medium-sized businesses and farms. In May 2000, Sequoia's book of business in personal lines of insurance increased significantly with the acquisition of Personal Express Insurance Services, Inc. Personal Express, which operates in the central California cities of Bakersfield and Fresno, has a unique business model -- writing insurance direct with the customer, but with local offices providing local service for underwriting and claims.

     In prior years, Citation wrote commercial property and casualty insurance in California, Nevada, and Arizona. The business previously written by Citation has been transitioned to Sequoia, and Citation is now "running off" its historical business. Although Citation ceased writing business in December 2000, the company will earn premiums each quarter this year until the final in-force policy expires in December 2001.

     As a result of these factors, the individual results of Sequoia and Citation cannot be directly compared to previous years.

     In the second quarter of 2001, the segment generated $11.9 million of direct written premiums, comprised of $10.4 million in commercial lines of insurance and $1.5 million in personal lines. In the second quarter of 2000, segment total direct written premiums of $10.1 million consisted of $9.5 million in commercial lines and $671,000 in personal lines. Most of the 17.8% overall growth in direct written premiums resulted from two important developments which occurred during the second quarter of 2000:
- the $973,000, or 10.3%, increase in direct written premium volume in commercial lines principally resulted from new policies issued following the increase in Sequoia's A.M. Best rating to "A-" (Excellent). This enabled Sequoia to compete for business in a new segment -- customers which only purchase coverage from insurance companies with an "A" rating; and
- the acquisition of Personal Express, which led to a more than doubling, or $836,000, increase in direct written premiums in personal lines. Personal Express writes the majority of its premium volume in the third and fourth quarters, so premiums written during the first and second quarters are not indicative of likely full-year volume.

     For the second quarter of 2001, segment total revenues of $12.6 million included $10.5 million in earned premiums, $1.6 million of investment income (i.e., interest and dividend income), and realized gains on the sale of investments of $130,000. In the second quarter of 2000, segment total revenues were $9.4 million, including earned premiums of $7.7 million, investment income of $1.2 million, and realized gains of $73,000.

     Segment investment income increased by $305,000, or 24.4%, year over year. This primarily reflected a higher average income yield on the portfolio due to a refocusing of the fixed-income component on to high-grade corporate bonds and, to a lesser extent, an increase in invested assets resulting from the growth in Sequoia's written premium. In addition, gains of $130,000 were realized from the sale of bonds and stocks held in the insurance company investment portfolios. Most of the gains resulted from the sale of bonds with less than 3 years to maturity, which released funds for reinvestment in longer dated bonds at higher yields to maturity. The amount of realized gains varies from quarter to quarter and has no predictive value.

     In the second quarter of 2001, Sequoia produced total revenues of $11.7 million, including $10.5 million in earned insurance premiums, $919,000 in investment income, and $128,000 in realized gains. The earned premiums were comprised of $8.5 million in commercial lines and $2 million in personal lines. Due to the growth in the commercial insurance book of business and the Personal Express acquisition described in preceding paragraphs, total earned premiums increased by $2.9 million, or 39.4%, year on year -- $1.3 million of the growth was in commercial lines of insurance, and $1.6 million was in personal lines.

     In the second quarter of 2001, Sequoia incurred an operating loss (i.e., loss before investment income, realized gains, and taxes) of $1 million. The underwriting loss is primarily attributable to higher than expected payments for current year claims due to higher average claims costs. In recent years, premium rates have not kept up with the rate of increase in costs such as construction, medical care, and automobile repair. In addition, Sequoia recorded approximately $232,000 of adverse development in prior year loss reserves.

     In the second quarter of 2000, Sequoia reported pre-tax income of $419,000.

     Citation's $855,000 in revenues for the second quarter of 2001 include $76,000 of earned premium and $634,000 of investment income. Citation earned a pre-tax profit of $768,000 for the second quarter of 2001, compared to $425,000 a year earlier.

     In the first half of 2001, segment total revenues of $24.8 million included earned premiums of $20.6 million, $3 million in investment income, and $658,000 in realized gains. Segment income before taxes for the first half of 2001 was $1 million, consisting of a $350,000 loss from Sequoia and a $1.4 million profit from Citation.

     In the first half of 2000, the segment generated total revenues of $18.4 million, earned premiums of $15.2 million, investment income of $2.5 million, and realized gains of $73,000. Segment income before taxes was $535,000, comprised of a $69,000 profit from Sequoia and $466,000 from Citation.

     The $492,000 year over year increase in first-half segment income resulted from a $911,000 higher contribution from Citation. The "run off" of Citation's loss reserves is proceeding in line with expectation, with very little development in prior year loss reserves being recorded during the first half. The increased contribution from Citation was partly offset by a $419,000 decline at Sequoia.

     Sequoia reported operating losses of $1.8 million in the first quarter of 2001 and $1 million in the second quarter of 2001. Sequoia's loss ratio was above the company's long-term average in both the first and the second quarters due to: (1) Sequoia usually receives the highest number of claims in the first quarter of the year, which includes the winter months when California experiences the bulk of its annual rainfall and storm activity. Typically, Sequoia's loss ratio peaks from January through March, and a small underwriting loss is not unusual in the first quarter; and (2) the fact that, in recent years, premium rates have not kept up with the rate of increase in claims costs such as construction, medical care, and automobile repair.

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

     Sequoia's combined ratio, determined on the basis of GAAP, for the second quarter and first half of 2001 and 2000 was:

                         SEQUOIA'S GAAP INDUSTRY RATIOS

                                                           THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                              2001             2000               2001                2000
Loss and Loss Adjustment Expense Ratio                       74.1%             58.8%              76.2%              67.9%
Underwriting Expense Ratio                                   37.5%             47.2%              39.0%              42.1%
                                                        ----------------------------------------------------------------------
Combined Ratio                                              111.6%            106.0%             115.2%             110.0%
                                                        ======================================================================

     Sequoia's management expects improvement in the combined ratio in the remainder of 2001. It is currently anticipated that the loss and loss adjustment expense ratio will improve due to further tightening in underwriting standards in the first half of 2001 (e.g., we have stopped writing coverage for certain categories of business), and rate increases in some lines of business. Due to the lag between changes in written premium and changes in earned premium, it will take 12 months for the full effect of rate increases to be felt. The underwriting expense ratio is expected to decline due to: (1) economies of scale. As fixed expense items are spread over a larger revenue base, these reduce as a percentage of revenue; and (2) as the proportion of Personal Express premiums in the business mix increases, commission expense should decline as a percentage of revenue because no commission is payable on the policies generated by Personal Express.

     Since Citation is in run off, its combined ratio is not meaningful.

     At June 30, 2001, our property and casualty insurance loss reserves were $42.2 million, net of reinsurance, compared to $42.4 million at March 31, 2001, and $42.5 million at December 31, 2000.

        PROPERTY AND CASUALTY INSURANCE - LOSS AND LOSS EXPENSE RESERVES

                                                          JUNE 30, 2001          MARCH 31, 2001           DECEMBER 31, 2000
                                                     ---------------------------------------------------------------------------
SEQUOIA INSURANCE COMPANY:
Direct Reserves                                          $ 39.5 million          $ 37.9 million             $ 37.2 million
Ceded Reserves                                            (18.3)                  (17.7)                     (18.1)
                                                     ---------------------------------------------------------------------------
Net Reserves                                             $ 21.2 million          $ 20.2 million             $ 19.1 million
                                                     ===========================================================================

CITATION INSURANCE COMPANY:
Direct Reserves                                          $ 22.5 million          $ 23.6 million             $ 25.8 million
Ceded Reserves                                             (1.5)                   (1.4)                      (2.4)
                                                     ---------------------------------------------------------------------------
Net Reserves                                             $ 21.0 million          $ 22.2 million             $ 23.4 million
                                                     ===========================================================================



                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                                                 THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                                       2001               2000              2001             2000
                                                             ---------------------------------------------------------------------
MPL REVENUES:
Net Investment Income                                          $    202,000          $ 498,000       $   660,000       $1,011,000
Realized Investment Loss                                         (2,086,000)                          (4,078,000)
                                                             =====================================================================
Segment Total Revenues                                         $ (1,884,000)         $ 498,000       $(3,418,000)      $1,011,000
                                                             =====================================================================

MPL EXPENSES:
Underwriting Expenses                                          $   (237,000)         $(299,000)      $  (351,000)      $ (460,000)
                                                             ---------------------------------------------------------------------
Segment Total Expenses                                         $   (237,000)         $(299,000)      $  (351,000)      $ (460,000)
                                                             =====================================================================

                                                             =====================================================================
INCOME (LOSS) BEFORE TAX                                       $ (2,121,000)         $ 199,000       $(3,769,000)      $  551,000
                                                             =====================================================================

     Until 1995, Physicians Insurance Company of Ohio and The Professionals Insurance Company wrote medical professional liability insurance, mostly in the state of Ohio. Both companies are now in "run off." This means that they are handling claims arising from historical business, but not writing new business. Consequently, this segment's revenues come entirely from investment income and gains or losses from the realization of investments. The level of investment assets and loss reserve liabilities in this segment are decreasing as claims are paid, and investments are sold when funds are needed to make the payments. Accordingly, it is anticipated that investment income in this segment will decline over time.

     In the second quarter of 2001, the segment generated revenues of negative $1.9 million, consisting of net investment income of $202,000, which was more than offset by a realized investment loss of $2.1 million. After operating expenses of $237,000, the segment incurred a pre-tax loss of $2.1 million. Excluding the realized investment loss, the segment loss would have been $35,000.

     For the first half of 2001, segment revenues were negative $3.4 million, comprised of $660,000 in net investment income and a realized investment loss of $4.1 million. Following operating expenses of $351,000, the segment incurred a pre-tax loss of $3.8 million. Excluding the realized investment loss, the segment would have reported income of $309,000.

     The investment loss was realized on the redemption of our entire holding in the Rydex URSA Fund, a mutual fund which was held in the investment portfolio of Physicians Insurance Company of Ohio. This mutual fund is designed to deliver a return which is the inverse of the return on the S&P 500 Index, and was acquired in 1995 when Physicians had greater exposure to listed stocks. The sharp decline in the S&P 500 Index during the first 4 months of 2001 led to a corresponding increase in the value of the Rydex URSA Fund. During the first quarter of 2001, we redeemed 300,000 units for a realized loss of approximately $2 million before taxes. The remaining 296,811.7 units were redeemed in the second quarter of 2001 for a realized loss of approximately $2.1 million before taxes. When the loss was realized, there was only a minor effect on book value because the unrealized depreciation, after the related tax benefit, was already reflected in shareholders' equity. PICO has no other investments in mutual funds, and has no other investments in derivative instruments, apart from the warrants to purchase new shares in HyperFeed and other companies which are accounted for under FAS 133 in the Long Term Holdings segment.

     In the second quarter of 2000, net investment income was $498,000, operating expenses were $299,000, and segment income was $199,000. In the first half of 2000, the segment recorded net investment income of $1 million, operating expenses of $460,000, and income before taxes of $551,000. The segment results for the second quarter and first half of 2000 have been restated to reflect a change in accounting principle, which eliminated the discounting of loss reserves and the related reserve discount accretion expense from January 1, 2000.

     At June 30, 2001, our medical professional liability loss reserves were $48.3 million, net of reinsurance, compared to $48.9 million at March 31, 2001, and $51.6 million at December 31, 2000. Therefore, over the first 6 months of 2001, our medical professional liability reserves have declined by approximately 6.4%. Although a complete actuarial analysis of our medical professional liability reserves is only conducted once a year, as of September 30, we currently believe that the "run off" is proceeding in line with actuarial projections.

    MEDICAL PROFESSIONAL LIABILITY INSURANCE - LOSS AND LOSS EXPENSE RESERVES

                                               JUNE 30, 2001   MARCH 31, 2001  DECEMBER 31, 2000
                                               -------------------------------------------------
Direct Reserves                                $55.2 million    $55.9 million    $58.6 million
Ceded Reserves                                  (6.9)            (7.0)            (7.0)
                                               -------------------------------------------------
Net Medical Professional Liability Reserves    $48.3 million    $48.9 million    $51.6 million
                                               =================================================



                               LONG TERM HOLDINGS

                                         THREE MONTHS ENDED JUNE  30,    SIX MONTHS ENDED JUNE  30,
                                         -----------------------------------------------------------
                                                2001            2000            2001            2000
                                         -----------------------------------------------------------

LONG TERM HOLDINGS REVENUES:
Realized Investment Losses               $  (500,000)    $  (562,000)    $  (500,000)    $  (573,000)
Investment Income                            951,000         249,000       1,239,000
FAS 133 Change in Warrants                 1,547,000                       1,637,000
Other                                        325,000         513,000         290,000         375,000
                                         -----------------------------------------------------------
Segment Total Revenues                   $ 2,323,000     $   200,000     $ 2,666,000     $  (198,000)
                                         ===========================================================

SEGMENT TOTAL EXPENSES                    (4,724,000)     (2,240,000)     (7,415,000)     (5,673,000)
                                         -----------------------------------------------------------
LOSS BEFORE INVESTEE INCOME              $(2,401,000)    $(2,040,000)    $(4,749,000)    $(5,871,000)
                                         -----------------------------------------------------------

EQUITY SHARE OF INVESTEES' NET INCOME         12,000         289,000         156,000         384,000
                                         -----------------------------------------------------------
LOSS BEFORE TAXES                        $(2,389,000)    $(1,751,000)    $(4,593,000)    $(5,487,000)
                                         ===========================================================

     This segment contains our long term investments in other public companies, subsidiaries, and other investments which individually are too small to constitute a segment, and parent (i.e., holding) company assets. Revenues and results in this segment vary considerably from quarter to quarter, primarily due to fluctuations in net realized gains or losses on the sale of investments. PICO does not sell investments on a regular basis, but when the price of an individual security has significantly exceeded our target, or if there have been changes which we believe limit further appreciation potential on a risk-adjusted basis. Consequently, the amount of net realized gains or losses recognized during any accounting period has no predictive value.

     Our largest long term holdings are HyperFeed Technologies, Inc., Jungfraubahn Holding AG, and Australian Oil & Gas Corporation Limited. The details of our investment in each company at the end of the quarter were:


-----------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2001                                                CARRYING VALUE    ACCOUNTING METHOD   SHARE EQUIVALENTS  MARKET PRICE

CARRYING VALUE BEFORE TAXES:
HyperFeed Technologies, Inc.            Common & Preferred       $3,250,000        Equity method           7,401,547         $2.12
                                        Warrants                  4,501,000           Fair value           4,055,195
                                                             ---------------                      -------------------
                                        Total                    $7,751,000                               11,456,742

Jungfraubahn Holding AG                                          16,958,000         Market value             112,672       $150.50
Australian Oil & Gas Corporation                                  7,256,000         Market value           9,450,000         $0.77
Limited
                                                             ---------------
Total carrying value before taxes                               $31,965,000

Deferred taxes                                                    (429,000)
                                                             ---------------
CARRYING VALUE, NET OF TAXES                                    $31,536,000
-----------------------------------------------------------------------------------------------------------------------------------

     At June 30, 2001, these three long-term holdings had a potential market value (before taxes) of approximately $41.9 million, and a carrying value (before taxes) of $32 million. After allowing for taxes on the net unrealized gains, the tax-effected carrying value of the holdings was $31.5 million, or 15.9% of PICO's shareholders' equity.

     At June 30, 2001, PICO owned 7,401,547 common and preferred shares in HyperFeed, and held warrants to buy 4,055,195 shares. The common and preferred shares had a carrying value of $3.3 million (before taxes), compared to a potential market value of $15.7 million (before taxes) based on HyperFeed's June 30, 2001 stock price of $2.12. The warrants were carried at estimated fair value of $4.5 million (before taxes).

     During 2000, we began to use the equity method to account for our investment in Jungfraubahn Holding AG, given that we owned approximately 19.3% of the company, that we had a representative on the board of directors, and that we received the necessary quarterly financial information in a timely manner. After we adopted the equity method, we included our proportionate share of Jungfraubahn's net income in the line "Equity Share of Investees' Net Income" in our income statement, and the investment was carried in our balance sheet at our proportionate share of Jungfraubahn's net assets.

     However, during the second quarter of 2001, Jungfraubahn informed us that they would no longer be able to provide PICO with quarterly financial information. Like many Swiss public companies, Jungfraubahn only announces half-yearly financial results several months after the end of the accounting period. Accordingly, we ceased to account for the investment under the equity method from the start of the second quarter (i.e., from April 1, 2001), and reverted to market value accounting under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     The impact of this change on our financial statements is:
- in the income statement, we recorded a $656,000 dividend received from Jungfraubahn in investment income for the second quarter and the first half of 2001. Although no income was recorded in the line "Equity Share of Investees' Net Income" for the second quarter, a smaller amount of income was recorded in this line in the first quarter and therefore the first half of 2001; and
- in the balance sheet at June 30, 2001, we recorded the investment at market value, which was less than our previous carrying value because shares of Jungfraubahn are trading at a discount to book value. This resulted in a reduction in shareholders' equity of approximately $6 million, or $0.48 per PICO share. This is a change in accounting treatment only, and does not reflect any change in the potential value of our investment in Jungfraubahn.

     In the second quarter of 2001, revenues of $2.3 million were generated in the Long Term Holdings segment. Income of $1.5 million was recognized under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," due to unrealized appreciation (before taxes) during the second quarter in the value of warrants which PICO owns to buy shares in other companies, principally HyperFeed. The adoption of FAS 133 has added to the volatility in our reported results. For example, at June 30, 2001, when the price of HyperFeed common stock was $2.12, the estimated fair value of the warrants was $4.5 million. If the HyperFeed stock price is below $2.12 on September 30, 2001, the estimated fair value of the warrants will be lower, leading to a FAS 133 loss in the third quarter.

     Segment revenues for the quarter also included investment income (i.e., interest and dividends) of $951,000, primarily dividends of $656,000 from Jungfraubahn and $192,000 from AOG, and other revenues of $325,000. Segment revenues were reduced by a $500,000 provision to write off the remaining investment in MKG Enterprises, which was recorded as a realized investment loss.

     Segment total expenses of $4.7 million were recorded for the second quarter of 2001, including a $286,000 non-cash expense related to foreign currency, a $2.3 million provision against two loans, and parent company overhead of $1.5 million.

     Most of our investments in Swiss public companies are held by Global Equity SA, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity SA's funding comes from a loan from PICO, which is denominated in Swiss Francs. During the first six months of 2001, the Swiss Franc depreciated significantly relative to the US dollar. Under GAAP, we are required to record a charge through the income statement to reflect the fact that Global Equity SA owes PICO fewer US dollars, as a result of the decline in the Swiss Franc. However, under GAAP, an equivalent credit in the financial statements of Global Equity SA (since it owes PICO fewer US dollars) is included in shareholders' equity and does not go through the income statement. Therefore, PICO is required to record a pre-tax expense of $286,000 for the second quarter (and $1.1 million for the first half), although this is offset by an equivalent increase in the foreign currency translation component of shareholders' equity, and, consequently, there is no net impact on book value.

     As disclosed in the Long Term Holdings section of Item 7 in our 2000 Form 10-K, PICO had made short term advances of $2.2 million to Dominion Capital Pty. Limited, an Australian company. The advances consisted of two loans, which were due to be repaid in 2001. A loan for $1.2 million became past due in May 2001, and the other loan of $1 million is due in September 2001. The assets collateralizing the loans include real estate in Australia. We have instituted legal proceedings in Australia to realize on the collateral and to obtain additional legal remedies, if required. Given that one loan is past due, and given the delays and uncertainties inherent in the legal process and realizing on the collateral, we have fully provided against the principal and accrued interest on both loans, which totals $2.3 million.

     After equity income of $12,000, representing our share of the net income of investments which we account for under the equity method (primarily HyperFeed), the segment recorded a pre-tax loss of $2.4 million for the second quarter of 2001.

     In the second quarter of 2000, segment revenues were $200,000. Realized investment losses of $562,000 were recognized, principally due to the sale of existing shares of Vidler stock at a price below book value to satisfy an option agreement with a former employee. When PICO acquired Vidler as part of the merger with Global Equity Corporation, call options had already been granted to certain employees over existing shares in Vidler. All of these call options have now been exercised, and PICO owns 96.2% of Vidler. The segment also recorded investment income of $249,000 and other revenues of $513,000. After expenses of $2.2 million and equity income of $289,000, the segment incurred a loss before taxes of $1.8 million.

     For the first half of 2001, segment revenues were $2.7 million, made up of $1.6 million in FAS 133 income from warrants, investment income of $1.2 million, and other revenues of $290,000, which were partially offset by the $500,000 provision for loss on MKG. After expenses of $7.4 million and equity income of $156,000, the segment incurred a pre-tax loss of $4.6 million. Segment expenses include a $1.1 million charge related to the Swiss Franc loan as discussed in preceding paragraphs, a $2.3 million provision against the principal and accrued interest on the loans receivable from Dominion Capital Pty. Limited, and parent company overhead of $2.5 million for the six months.

     In the first half of 2000, revenues of negative $198,000 were recorded in the segment as realized investment losses of $573,000 more than offset other revenues of $375,000. Following expenses of $5.7 million and equity income of $384,000, the segment incurred a $5.5 million pre-tax loss.

     The principal developments in the Long Term Holdings segment during the second quarter and first half of 2001 were:

- On May 21, 2001, Jungfraubahn announced its results for the year to December 31, 2000. Jungfraubahn has described 2000 as an exceptional year, whose results "will not be easily repeated." Revenues benefited from a 100-year anniversary promotion by a bank, which accounted for approximately 90,000 of the 173,000 increase in passenger visits to Jungfraujoch. Revenues increased 19.7% to CHF (Swiss Francs) 110.3 million, EBITDA increased 30.4% to CHF40.8 million, and net income increased 19.5% to CHF17.9 million, or CHF30.6 per share. Jungfraubahn's operating activities generated net cash flow of CHF35.2 million. At December 31, 2001, book value per share was CHF485. At June 30, 2001, Jungfraubahn's stock price was CHF270, and CHF1 equaled $US0.5574;

- PICO increased its shareholding in AOG to 19.99% at June 30, 2001. During the first quarter we purchased 835,091 shares for $785,000. In the second quarter we purchased 35,426 shares for $33,000, and acquired 153,439 shares as a dividend valued at $135,000. Under Australian securities laws, unless we make a tender offer for the whole company, PICO can only increase its shareholding in AOG by purchasing a maximum of 3% of the company every six months, and through participation in AOG's dividend reinvestment plan.

     On February 20, 2001, AOG announced a return to profit in the six months ended December 31, 2000. For the half-year, AOG's revenues increased 93% to $A59.7 million ($A1 = $US0.5119), and the company earned $A3 million in net income, or $A0.064 per share. Rig utilization averaged 54% for the half-year; however, late in the period, on November 24, 2000, AOG indicated in an announcement to the Australian Stock Exchange that "rig utilization has now reached 70%." AOG is not due to announce its results for the year to June 30, 2001 until late August or September;

- On July 30, 2001, HyperFeed reported a net loss of $1 million for the second quarter, and a net loss of $376,000 for the first half of 2001. In the press release accompanying the announcement, HyperFeed "reported that it spent in excess of $1.0 million on its consumer marketing campaign, which accounted for the second quarter loss." In the second quarter, compared to the preceding first quarter, revenues declined by $501,000, or 5.1%, gross margin declined by $707,000, or 16.7%, and net income fell from income of $646,000 in the first quarter to a loss of $1 million in the second quarter. At June 30, 2001, HyperFeed had cash and cash equivalents of $2.6 million; and

- During the second quarter, we participated in a restructuring and capital raising by Sihl, a Swiss public company. Sihl's core business is digital imaging, but the company has surplus property assets in and around Zurich. We own 150,000 shares in Sihl, or 9.9% of the company, with a carrying value of approximately $3.2 million.

LIQUIDITY AND CAPITAL RESOURCES -- THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     PICO Holdings, Inc. is a diversified holding company. Our assets primarily consist of investments in our operating subsidiaries, investments in other public companies, and cash and cash equivalents. On a consolidated basis, the Company had $9.5 million in cash and cash equivalents at June 30, 2001, compared to $13.6 million at December 31, 2000.

     Our cash flow position fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our investment portfolios. Our primary sources of funds include cash balances, cash flow from operations, the sale of investments, and -- potentially -- the proceeds of bank borrowings or offerings of equity and debt. We endeavor to manage our balance sheet to ensure that funds are always available to take advantage of new investment opportunities.

     In broad terms, here is the cash flow profile of our principal operating subsidiaries:

- Nevada Land & Resource Company, LLC is actively selling land which has reached its highest and best use, and is not part of PICO's long-term utilization plan for the property. Nevada Land's principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. Since these receipts and other income exceed Nevada Land's operating costs, Nevada Land is generating strong positive cash flow which provides a potential source of funds to finance other group activities;

- During the company's investment and development phase, Vidler Water Company, Inc. utilized cash to purchase properties with significant water rights, to construct improvements at the Vidler Arizona Recharge Facility, to maintain and develop existing assets, to pursue applications for water rights, and to meet financing and operating expenses. During this period, other group companies provided financing to meet Vidler's on-going expenses and to fund capital expenditure and the purchase of additional water-righted properties.

     Vidler's water-related assets did not begin to generate significant cash flow until the first quarter of 2001. As commercial use of these assets increases, we expect that Vidler will start to generate free cash flow as income from leasing water or storage and the proceeds from selling land and water rights begin to overtake maintenance capital expenditure, financing costs, and operating expenses. As water lease and storage contracts are signed, we anticipate that Vidler may be able to monetize some of the contractual revenue streams, which could potentially provide another source of funds;

- We expect that Sequoia Insurance Company will generate positive cash flow this year from increased written premium volume, due to growth in the commercial insurance book of business and the Personal Express acquisition. Shortly after a policy is written, the premium is collected and the funds can be invested for a period of time before they are required to pay claims. Free cash flow generated by Sequoia will likely be deployed in the company's investment portfolio;

- Citation Insurance Company has ceased writing business and is "running off" its existing claims reserves. Investment income more than covers Citation's operating expenses. Most of the funds required to pay claims are coming from the maturity of fixed-income investments in the company's investment portfolio and recoveries from reinsurance companies; and

- As the "run off" progresses, Physicians Insurance Company of Ohio and The Professionals Insurance Company are obtaining funds to pay operating expenses and claims from the maturity of fixed-income securities, the realization of investments, and recoveries from reinsurance companies.

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

    There was a $4.1 million net decrease in cash and cash equivalents in the first half of 2001, compared to a $25.3 million increase in the first half of 2000, when $49.8 million of new equity capital was raised in a rights offering.

    During the first 6 months of 2001, $7.1 million of cash was used in Operating Activities. Cash was primarily used for operating expenses, and claims payments by our "run off" insurance subsidiaries. In the first half of 2000, Operating Activities used cash of $4.9 million, primarily due to the payment of insurance claims by the "run off" insurance companies.

    In the first half of 2001, Investing Activities generated $2.3 million of cash, principally due to net cash receipts of $11 million from land and water rights sold by Nevada Land and Vidler. Activity in the investment portfolios of our insurance companies utilized a net $2.1 million of cash during the half. This primarily reflected:

- the purchase of high-grade corporate bonds with 4 to 10 years to maturity by Sequoia, which is the only insurance company writing new business, utilizing the proceeds from the sale of bonds with less than 3 years to maturity and maturing fixed-income securities; and
- the purchase of short-term bonds to match projected claims payments by our "run off" insurance companies, utilizing cash and the proceeds of maturing fixed-income securities and mutual fund redemptions.
In addition, Nevada Land and Vidler invested approximately $7.6 million in high-grade corporate bonds with less than 1 year to maturity to maximize the return on the proceeds of land and water rights sales.

    In the first half of 2000, Investing Activities used $19.3 million in cash. The majority of the cash outflow represents activity in our insurance portfolios where the proceeds of cash and cash equivalents and maturing fixed-income securities were reinvested in longer-dated corporate bonds and small capitalization value stocks. The other significant items were the acquisition of Personal Express for approximately $3 million and $2 million in capitalized costs at Vidler.

    Financing Activities used $1 million of cash in the first half of 2001. Vidler paid off approximately $2.4 million in non-recourse borrowings collateralized by the farm properties in the Harquahala Valley Irrigation District which it sold to Allegheny. Global Equity SA took on an additional $1.4 million of Swiss Franc bank borrowings to help finance the acquisition of investments in Swiss public companies, principally Sihl. In the first half of 2000, there was a $49.8 million cash inflow from Financing Activities due to the rights offering which raised $49.8 million in new equity capital in March 2000.

    At June 30, 2001, PICO had no other significant commitments for future capital expenditures, other than in the ordinary course of business.

    PICO is committed to maintaining Sequoia's capital and statutory surplus at a minimum of $7.5 million. At June 30, 2001, Sequoia had approximately $27.4 million in capital and statutory surplus. PICO also aims to maintain Sequoia's A.M. Best rating at or above its present "A-" (Excellent) level. At some time in the future, this may require the injection of additional capital.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The Company's bank debt is short-term in nature as the Company generally secures rates for periods of approximately three to five years and therefore approximates fair value. At June 30, 2001, the Company had $109.5 million of fixed maturity securities and mortgage loans, $53.2 million of marketable equity securities that were subject to market risk, and $36.3 million of investments denominated in foreign currencies, primarily Swiss francs. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

     The Company uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage loans, the Company uses duration modeling to calculate changes in fair value. For its marketable securities, the Company uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, the Company uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of a securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $2.9 million for a 100 basis point increase in interest rates on its fixed securities and mortgage loans. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produced a loss in fair value of $10.6 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of the Company's net foreign denominated investments produced a loss of $5.8 million that would impact the unrealized appreciation and foreign currency translation in shareholders' equity.



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




                              PICO HOLDINGS, INC.


Dated:  August 8, 2001        By:  /s/ Maxim C.W. Webb
                                  --------------------------------------
                                  Maxim C.W. Webb
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)

                                 EXHIBITS INDEX
                                 --------------

   Exhibit
   Number                          Description
   ------                          -----------

      + 2.2  Agreement and Plan of Reorganization, dated as of May 1, 1996, among PICO,
             Citation Holdings, Inc. and Physicians and amendment thereto dated August 14, 1996 and related Merger Agreement.
  +++++ 2.3  Second Amendment to Agreement and Plan of Reorganization dated November 12, 1996.
      # 2.4  Agreement and Debenture, dated November 14, 1996 and November 27, 1996, respectively, by and between Physicians and Hyperfeed.
      # 2.5  Purchase and Sale Agreement by, between and among Nevada Land and Resource Company, LLC,
             Global Equity, and Western Water Company and Western Land Joint
             Venture dated April 9, 1997.
   +++++3.1  Amended and Restated Articles of Incorporation of PICO.
    + 3.2.2  Amended and Restated By-laws of PICO.
     -10.55  Consulting Agreements, effective January 1, 1997, regarding retention of Ronald Langley and John R. Hart as consultants by Physicians and Global Equity.
   ++ 10.57  PICO 1995 Stock Option Plan.
 -+++ 10.58  Key Employee Severance Agreement and Amendment No. 1 thereto, each made as of
             November 1, 1992, between PICO and Richard H. Sharpe and Schedule A identifying other substantially identical Key Employee Severance Agreements between PICO and certain of the executive officers of PICO.
  +++ 10.59  Agreement for Purchase and Sale of Shares, dated May 9, 1996, among Physicians,
             Guinness Peat Group plc and Global Equity.
   ++ 10.60  Agreement for the Purchase and Sale of Certain Assets, dated July 14, 1995 between
             Physicians, PRO and Mutual Assurance, Inc.
   ++ 10.61  Stock Purchase Agreement dated March 7, 1995 between Sydney Reinsurance
             Corporation and Physicians.
 ++++ 10.63  Amendment No. 1 to Agreement for Purchase and Sale of Certain Assets, dated July 30, 1996 between
             Physicians, PRO and Mutual Assurance, Inc.
      ## 18. Letter from Deloitte and Touche LLP regarding change in accounting principle.
        #21. Subsidiaries of PICO.
     ### 28. Form S-8, Registration Statement under the Securities Act of 1933, for the PICO Holdings,
             Inc. Employees 401(k) Retirement Plan and Trust, Registration No. 333-36881.
    #### 29. Form S-8, Registration Statement under the Securities Act of 1933, for the Physicians
             Insurance Company of Ohio 1995 Non-Qualified Stock Option Plan and assumed by
             PICO Holdings, Inc., Registration No. 333-32045.
------------------------

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