Form 10-Q
period 2001-09-30
PICO HOLDINGS INC /NEW
filed 2001-11-08
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q



                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 12,390,096 as of September 30, 2001, excluding 4,394,127 shares of common stock held by the registrant and its subsidiaries.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                           --------

PART I:  FINANCIAL INFORMATION

         Item 1:     Financial Statements

                     Consolidated Balance Sheets as of                                                        3
                     September 30, 2001 and December 31, 2000

                     Consolidated Statements of Operations for the Three                                      4
                     and Nine Months Ended September 30, 2001 and 2000

                     Consolidated Statements of Cash Flows for                                                5
                     the Nine Months Ended September 30, 2001 and 2000

                     Notes to Consolidated Financial Statements                                               6

         Item 2:     Management's Discussion and Analysis of Financial                                       11
                     Condition and the Results of Operations

         Item 3:     Quantitative and Qualitative Disclosure About Market Risk                               29

PART II:  OTHER INFORMATION

         Item 4:     Submission of Matters to a Vote of Security Holders                                     30

         Item 6:     Exhibits and Reports on Form 8-K                                                        30

         Signature                                                                                           31

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         September 30,       December 31,
                                                                             2001                2000
                                                                        -------------       -------------
                                                    ASSETS
Investments                                                             $ 163,679,521       $ 165,894,070
Cash and cash equivalents                                                  14,262,472          13,644,312
Premiums and other receivables, net                                        17,480,391          19,032,603
Reinsurance receivables                                                    25,278,833          27,594,039
Deferred policy acquisition costs                                           6,337,195           6,299,819
Land, mineral and water rights and water storage, net                     126,412,033         137,235,241
Property and equipment, net                                                 2,849,539           2,944,513
Net deferred income taxes                                                  11,238,503          11,354,592
Goodwill                                                                    3,615,687           4,000,508
Other assets                                                                7,749,179           7,144,937
                                                                        -------------       -------------
         Total assets                                                   $ 378,903,353       $ 395,144,634
                                                                        =============       =============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                              $ 113,493,187       $ 121,541,722
Unearned premiums                                                          25,795,634          25,505,189
Reinsurance balance payable                                                 6,004,218           5,631,603
Bank and other borrowings                                                  15,234,179          15,550,387
Excess of fair value of net assets acquired over purchase price             2,934,593           3,360,581
Other liabilities                                                          13,832,314          14,441,802
                                                                        -------------       -------------
       Total liabilities                                                  177,294,125         186,031,284
                                                                        -------------       -------------
Minority interest                                                           3,135,948           3,920,739
                                                                        -------------       -------------
Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
     issued 16,784,223 in 2001 and 2000                                        16,784              16,784
Additional paid-in capital                                                235,844,655         235,844,655
Retained earnings                                                          56,533,821          59,893,785
Accumulated other comprehensive loss                                      (16,092,345)        (12,732,978)
Treasury stock, at cost (4,394,127 common shares in 2001 and 2000)        (77,829,635)        (77,829,635)
                                                                        -------------       -------------
         Total shareholders' equity                                       198,473,280         205,192,611
                                                                        -------------       -------------
                 Total liabilities and shareholders' equity             $ 378,903,353       $ 395,144,634
                                                                        =============       =============



The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended September 30,   Nine Months Ended September 30,
                                                            2001              2000              2001             2000
                                                         ------------    ------------    ------------    ------------
Revenues:
     Premium income                                      $ 10,664,561    $  8,272,417    $ 31,239,174    $ 23,464,106
     Net investment income                                  2,451,414       2,498,325       7,733,542       5,999,480
     Net realized loss on investments                      (2,924,038)     (7,087,578)     (5,208,278)     (7,587,928)
     Sale of land, water, and water storage                 4,486,094         754,474      15,635,891       1,580,027
     Other income                                           1,071,194         501,972       2,728,000       2,607,119
                                                         ------------    ------------    ------------    ------------
             Total revenues                                15,749,225       4,939,610      52,128,329      26,062,804
                                                         ------------    ------------    ------------    ------------
Expenses:
     Loss and loss adjustment expenses                      6,773,583       5,957,876      22,477,305      16,931,422
     Insurance underwriting and other expenses              6,110,690       7,897,525      26,278,644      24,248,339
     Cost of land, water, and water storage sold              163,995         137,683       6,873,051         466,274
                                                         ------------    ------------    ------------    ------------
              Total expenses                               13,048,268      13,993,084      55,629,000      41,646,035
                                                         ------------    ------------    ------------    ------------
     Equity in income (loss) of unconsolidated
      affiliates                                           (1,176,837)      1,836,444      (1,020,782)      2,220,273
                                                         ------------    ------------    ------------    ------------
Income (loss) from continuing operations before income
  taxes, minority interest and accounting change            1,524,120      (7,217,030)     (4,521,453)    (13,362,958)
     Expense (benefit) for federal, foreign and
       state income taxes                                     186,485      (4,508,284)     (1,857,369)     (6,703,739)
                                                         ------------    ------------    ------------    ------------
Income (loss) before minority interest and accounting
  change                                                    1,337,635      (2,708,746)     (2,664,084)     (6,659,219)
     Minority interest in (income) loss
       of subsidiaries                                         26,699         (97,150)        284,691         417,775
                                                         ------------    ------------    ------------    ------------
          Income (loss) before accounting change            1,364,334      (2,805,896)     (2,379,393)     (6,241,444)
Cumulative effect of change in accounting
  principle, net                                                                             (980,571)     (4,963,691)
                                                         ------------    ------------    ------------    ------------
 Net income (loss)                                       $  1,364,334    $ (2,805,896)   $ (3,359,964)   $(11,205,135)
                                                         ============    ============    ============    ============

Net income (loss) per common share - basic:
  Continuing operations                                  $       0.11    $      (0.23)   $      (0.19)   $      (0.55)
  Cumulative effect of change in accounting principle                                           (0.08)          (0.44)
                                                         ------------    ------------    ------------    ------------
     Net income (loss) per common share                  $       0.11    $      (0.23)   $      (0.27)   $      (0.99)
                                                         ------------    ------------    ------------    ------------
     Weighted average shares outstanding                   12,390,096      12,390,070      12,390,096      11,330,911
                                                         ============    ============    ============    ============

Net income (loss) per common share - diluted:
  Continuing operations                                  $       0.11    $      (0.23)   $      (0.19)   $      (0.55)
  Cumulative effect of change in accounting principle                                           (0.08)          (0.44)
                                                         ------------    ------------    ------------    ------------
     Net income (loss) per common share                  $       0.11    $      (0.23)   $      (0.27)   $      (0.99)
                                                         ------------    ------------    ------------    ------------
     Weighted average shares outstanding                   12,408,408      12,390,070      12,390,096      11,330,911
                                                         ============    ============    ============    ============



The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                  Nine Months Ended September 30,
                                                                       2001              2000
                                                                  ------------      ------------

OPERATING ACTIVITIES:
  Net cash provided by (used in) operating activities             $  1,096,740      $(11,749,700)
                                                                  ------------      ------------

INVESTING ACTIVITIES:
  Purchases of investments                                         (76,281,671)      (41,725,339)
  Proceeds from sale of investments                                 60,300,507         7,470,282
  Proceeds from maturity of investments                              9,285,000         4,500,000
  Proceeds from the sale of Semitropic                               7,586,014
  Investment in partnerships                                                          (6,208,799)
  Advances to affiliates                                                                (500,000)
  Purchases of property and equipment                                 (678,498)         (420,701)
  Other investing activities, net                                      244,110          (188,229)
                                                                  ------------      ------------
    Net cash provided by (used in) investing activities                455,462       (37,072,786)
                                                                  ------------      ------------

FINANCING ACTIVITIES:
  Proceeds from rights offering, net of costs of $197,000                             49,833,842
  Repayments of debt                                                (2,479,464)         (449,765)
  Distributions to minority partners of Fishsprings Ranch, LLC        (500,000)
  Proceeds from borrowings                                           2,163,255
                                                                  ------------      ------------
    Net cash provided by (used in) financing activities               (816,209)       49,384,077
                                                                  ------------      ------------

Effect of exchange rate changes on cash                               (117,833)          434,662
                                                                  ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              618,160           996,253

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      13,644,312        36,738,373
                                                                  ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 14,262,472      $ 37,734,626
                                                                  ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest:                                       $    639,837      $    692,421
                                                                  ============      ============



The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of PICO Holdings, Inc. ("PICO") and Subsidiaries (the "Company") have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete financial statements.

         In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of September 30, 2001 and December 31, 2000, the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000, have been included and are only of a normal recurring nature. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The three and nine month periods ended September 30, 2000 have been restated to give effect to the change in accounting for medical professional liability ("MPL") insurance loss reserves. See Note 5.

         These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and the Results of Operations and Risk Factors contained in the Company's Annual Reports on Form 10-K for the year ended December 31, 2000 as filed with the SEC.

         The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, deferred policy acquisition costs, deferred income taxes, accounts and loans receivable, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of September 30, 2001 and December 31, 2000, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

2.   EARNINGS (LOSS) PER SHARE

         The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings or loss per share is based on the actual weighted average common shares outstanding during the period. Diluted earnings or loss per share is similar to basic earnings per share, except the weighted shares outstanding includes the dilutive effect of the Company's stock options. Such securities are dilutive if the strike price is less than the average market price of the Company's stock during the period and the Company has earnings for the period. In computing earnings per share, all antidilutive securities are ignored. For the three months ended September 30, 2001, there were 18,312 shares added to the diluted earnings per share and 832,000 options excluded. For all other periods presented, there was no difference between basic and diluted weighted shares outstanding. For the nine months ended September 30, 2001, 1.4 million options were excluded from the computations, and for the three and nine months ended September 30, 2000,
     1.8 and 1.2 million options, respectively, were excluded from the computation.

3.   COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

         The components of comprehensive income (loss) are as follows:


                                               Three Months Ended September 30,   Nine Months Ended September 30,
Comprehensive income (loss)                         2001              2000               2001               2000
                                               ------------      ------------      ------------      ------------
  Net income (loss)                            $  1,364,334      $ (2,805,896)     $ (3,359,964)     $(11,205,135)
  Net change in unrealized depreciation
    on available for sale investments            (1,532,359)       (1,052,862)       (3,936,853)       (5,516,665)
  Net change in foreign currency translation        514,364           244,449           577,486          (709,947)
                                               ------------      ------------      ------------      ------------
Total comprehensive income (loss)              $    346,339      $ (3,614,309)     $ (6,719,331)     $(17,431,747)
                                               ============      ============      ============      ============


         Total comprehensive income (loss) for the three and nine months ended September 30, 2001 is net of deferred income tax benefits of $1.9 million and $2.8 million, respectively. For the three and nine months ended September 30, 2000, total comprehensive loss is net of deferred income tax benefits of $1.7 million and $891,000, respectively.

         The components of accumulated comprehensive loss are as follows:


                                                            September 30,       December 31,
                                                                 2001                 2000
                                                           -----------------    -----------------
  Unrealized depreciation on
    available for sale investments                             $(10,914,601)        $ (6,977,748)
  Foreign currency translation                                   (5,177,744)          (5,755,230)
                                                           -----------------    -----------------
Accumulated other comprehensive loss                           $(16,092,345)       $ (12,732,978)
                                                           =================    =================


         Accumulated other comprehensive loss is net of deferred income tax assets of $1.3 million at September 30, 2001, and $3.2 million at December 31, 2000.

         In September 2000, PICO adopted the equity method of accounting for its investment in Jungfraubahn Holding AG ("Jungfraubahn") due to management's assessment that the Company had significant influence over Jungfraubahn as evidenced by the Company's ownership percentage and a seat on the board of directors. Management's determination was also based on the Company's ability to obtain quarterly financial data from Jungfraubahn for inclusion in the Company's consolidated financial statements. PICO also had the expectation of receiving such information for the Company's future financial periods. However, during the second quarter of 2001 and after several discussions between Jungfraubahn and the Company, Jungfraubahn decided that, for various reasons, they would no longer provide quarterly financial data to PICO and that the sole source of financial information available to the Company would be their semi-annual filings provided to the Swiss Stock Exchange. Management believes, based on the guidelines of Accounting Principles Board ("APB") No. 18, that the inability to get timely quarterly financial information indicates the Company no longer has significant influence, and, accordingly, PICO discontinued the equity method of accounting for its investment in Jungfraubahn in the three months ended June 30, 2001. PICO now accounts for the investment under SFAS No. 115 and, as a result of the change in accounting methodology, recorded an unrealized loss net of tax of approximately $6 million in other comprehensive loss for the three months ended June 30, 2001.

4.   COMMITMENTS AND CONTINGENCIES

         In November 1998, Vidler Water Company, Inc., a PICO subsidiary, entered into an operating lease to acquire 185,000 acre-feet of underground water storage privileges and associated rights to recharge and recover water located near the California Aqueduct, northwest of Bakersfield. The agreement required Vidler to pay a minimum of $2.3 million per year for 10 years beginning October 1998. On October 7, 1998, PICO signed a Limited Guarantee agreement with Semitropic Water Storage District ("Semitropic") that required PICO to guarantee a maximum obligation of $3.2 million, adjusted annually by the engineering price index. In May 2001, Vidler permanently assigned 29.73% of its right, title and interest under the operating lease to Newhall Land and Farming Company. As a result of the permanent assignment by Vidler, PICO entered into an amended Limited Guarantee agreement effective May 21, 2001. Under the amended Limited Guarantee, the maximum obligation of PICO was revised to $2.2 million adjusted annually by the engineering price index. In September 2001, Vidler permanently assigned a further 54.05% of its right, title and interest under the operating lease to Alameda County Water District. Accordingly, PICO entered into a second amendment to the Limited Guarantee effective September 28, 2001. Under the second amendment to the Limited Guarantee, the maximum obligation of PICO was revised to $519,000 adjusted annually by the engineering price index. The guarantee expires October 7, 2008.

        On January 10, 1997, Global Equity Corporation, a wholly owned PICO subsidiary, commenced an action in British Columbia against MKG Enterprises Corp. ("MKG") to enforce repayment of a $5 million loan made by Global Equity to MKG. On the same day, the Supreme Court of British Columbia granted an order preventing MKG from disposing of certain assets pending resolution of the action. Global Equity subsequently brought a motion to have a receiver-manager appointed for MKG, which motion has been adjourned. In addition, in March 1999 Global Equity filed an action in the Supreme Court of British Columbia against a third party. This action states the third party had fraudulently entered into loan agreements with MKG. Accordingly, under this action Global Equity is claiming damages from the third party and restraining the third party from further action. During 2000 and the first quarter of 2001, Global Equity entered into settlement negotiations with a third party to dispose of the remaining assets of MKG. Due to the protracted nature of these discussions and the increasing uncertainty of whether the remaining investment can be realized, Global Equity wrote off the remaining balance of $500,000 of this investment in the three months ended June 30 2001. (See Long Term Holdings segment in Management's Discussion and Analysis of Financial Condition and Results of Operations). Global Equity is currently reviewing its legal options before deciding if it will continue pursuing the outstanding legal actions.

        In connection with the sale of their interests in Nevada Land & Resource Company, LLC, a wholly owned PICO subsidiary, by the former members, a limited partnership agreed to act as consultant to Nevada Land in connection with the maximization of the development, sales, leasing, royalties or other disposition of land, water, mineral and oil and gas rights with respect to the Nevada property. In exchange for these services, the partnership was to receive from Nevada Land a consulting fee calculated as 50% of any net proceeds that Nevada Land actually receives from the sale, leasing or other disposition of all or any portion of the Nevada property or refinancing of the Nevada property provided that Nevada Land has received such net proceeds in a threshold amount equal to the aggregate of: (i) the capital investment by Global Equity and the Company in the Nevada property, (ii) a 20% cumulative return on such capital investment, and (iii) a sum sufficient to pay the United States federal income tax liability, if any, of Nevada Land in connection with such capital investment. Either party could terminate this consulting agreement in April 2002 if the partnership had not received or become entitled to receive by that time any amount of the consulting fee. No payments have been made under this agreement through December 31, 1998. By letter dated March 13, 1998, Nevada Land gave notice of termination of the consulting agreement based on Nevada Land's determination of default by the partnership under the terms of the agreement. In November 1998, the partnership sued Nevada Land for wrongful termination of the consulting contract. On March 12, 1999, Nevada Land filed a cross-complaint against the partnership for breach of written contract, breach of fiduciary duty and seeking declaratory relief. Effective September 1, 1999, the parties entered into a settlement agreement wherein they agreed that the lawsuit would be dismissed without prejudice, and that Nevada Land would deliver a report on or before June 30, 2002 to the limited partnership of the amount of the consulting fee which would be owed by Nevada Land to the limited partnership if the consulting agreement were in effect.

         In November 2000, BSND, Inc. ("BSND"), a wholly owned subsidiary of Vidler Water Company, resolved a partnership dispute relating to Big Springs Associates ("the Partnership"). The Partnership owns real estate and water rights in Nevada. Under the terms of the agreement resolving the Partnership dispute, BSND agreed to sell its interest in the Partnership to the managing partner of the Partnership for $12.65 million. The agreement also provided that if BSND did not receive the $12.65 million payment by August 1, 2001, the managing partner would relinquish its interest in the Partnership. BSND did not receive any payment from the managing partner under the terms of the agreement by August 1 and, accordingly, under the provisions of the agreement, BSND is now the sole partner of the Partnership.

        In September and December 2000, PICO Holdings loaned a total of $2.2 million to Dominion Capital Pty. Ltd. ("Dominion Capital"), a private Australian company. (See Note 8 in the Company's 2000 Annual Report on Form 10-K.) In May 2001, one of the loans for $1.2 million became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO has commenced a legal action through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing a legal action and our ability to realize the assets collateralizing the loans, PICO has fully provided for these loans and interest accrued in the nine months ended September 30, 2001.

         The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5.   CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities." As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in fair value in earnings for the period of change unless the derivative qualifies as an effective hedge that offsets certain exposure. As a result of this adoption, the Company recorded a transition adjustment in the first quarter of 2001 that decreased net income by approximately $1 million, net of a $500,000 tax benefit, and increased other comprehensive income by the same amount (no effect on shareholders' equity). These adjustments have been reported as a cumulative effect of change in accounting principle. The current impacts of SFAS No. 133 are included in realized investment gains and losses on the statement of operations and primarily include the fluctuation in the value of the warrants to purchase shares of HyperFeed Technologies, Inc. The value of the warrants is determined each period using the Black Scholes option pricing model. The model uses the current market price of the common stock of HyperFeed, and the following assumptions, updated each reporting period, in calculating an estimated fair value: no dividend yield; a risk-free interest rate of 4.2% to 2.5%; an expected life of one year; and a historical 5 year cumulative volatility of 121% to 104%. The value of our 4.1 million warrants derived from the model was $2.9 million at December 31, 2000 and $1.3 million at September 30, 2001. The change in value is reported within realized investment gains or losses. Future effects on net income will depend on market conditions.

         In the fourth quarter of 2000, the Company received notification from the Ohio Department of Insurance ("ODI") that it would no longer permit the Company to discount its medical professional liability insurance reserves for statutory accounting practices. Accordingly, the Company discontinued discounting its MPL reserves in its statutory filing with the ODI and in its financial statements prepared in accordance with US GAAP for the year ended December 31, 2000. The effect of this change was to increase the unpaid losses and loss adjustment expenses reserve by $7.5 million, and a cumulative effect of a change in accounting principle of $5 million, or $0.44 per share, net of an income tax benefit of approximately $2.5 million. The adjustment has been reported as a cumulative effect of change in accounting principle as of January 1, 2000.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, as an exception, any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. At September 30, 2001, PICO's balance sheet included goodwill of $6 million, $2.4 million of which is included within the investment in HyperFeed, and negative goodwill ("excess of fair value of net assets acquired over purchase price") of $2.9 million.

         Management is in the process of determining the accounting treatment for the Company's goodwill and negative goodwill; however, the adoption of SFAS No. 142 could result in PICO ceasing to amortize goodwill as an expense, and recording existing negative goodwill in income immediately as the effect of a change in accounting principle. Also, under the new standard, PICO will be required to test its goodwill for impairment, which could have an adverse effect on future results of operations if there is an impairment.

         In August 2001, the FASB adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS NO. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and defines an impairment as "the condition that exists when the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value." Based on the SFAS No. 121 framework, this statement develops a single accounting model for the disposal of long-lived assets, whether previously held or newly acquired. The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with initial application as of the beginning of the fiscal year. Management has not determined the impact of this statement.

7.   SEGMENT REPORTING

         The Company is a diversified holding company engaged in five major operating segments: Land, Mineral and Related Water Rights; Water Rights and Water Storage; Property and Casualty Insurance; Medical Professional Liability Insurance and Long Term Holdings.

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

         The following is a detail of revenues by segment:


                                               Three Months Ended September 30,        Nine Months Ended September 30,
                                                  2001                2000                2001                2000
                                            -----------------  -------------------  -----------------  -------------------
Land, Mineral and Related Water Rights         $     737,546          $   609,229       $  1,711,566         $  1,852,634
Water Rights and Water Storage                     4,757,086              937,433         16,068,625            1,554,877
Property and Casualty Insurance                   12,731,911            9,927,789         37,577,397           28,377,211
Medical Professional Liability Insurance             300,940              508,821         (3,116,795)           1,520,169
Long Term Holdings                                (2,778,258)          (7,043,662)          (112,464)          (7,242,087)
                                            ------------------------------------------------------------------------------
         Total Revenues                         $ 15,749,225          $ 4,939,610       $ 52,128,329         $ 26,062,804
                                            ==============================================================================



     The following is a detail of segment profit or loss before income taxes and minority interest:


                                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                                                   2001                2000        2001                 2000
                                                            ------------------------------------------------------------------
Land, Mineral and Related Water Rights                         $   230,714    $    167,876     $    321,867      $    211,877
Water Rights and Water Storage                                   3,517,575        (375,994)       4,715,804        (2,164,779)
Property and Casualty Insurance                                  2,098,174         160,680        3,125,174           695,299
Medical Professional Liability Insurance                           159,098         107,408       (3,609,691)          658,000
Long Term Holdings                                              (4,481,441)     (7,277,000)      (9,074,607)      (12,763,355)
                                                            ------------------------------------------------------------------
   Income (Loss) Before Taxes and Minority Interest
   Cumulative Effect of Changes In Accounting Principle        $ 1,524,120    $ (7,217,030)    $ (4,521,453)    $ (13,362,958)
                                                            ==================================================================


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECURITIES LAW. THESE INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE COMPANY'S INVESTMENT PHILOSOPHY, PLANS FOR EXPANSION, BUSINESS EXPECTATIONS, AND REGULATORY FACTORS. THESE STATEMENTS REFLECT OUR CURRENT VIEWS ABOUT FUTURE EVENTS WHICH COULD AFFECT OUR FINANCIAL PERFORMANCE. ALTHOUGH WE AIM TO PROMPTLY DISCLOSE ANY NEW DEVELOPMENT WHICH WILL HAVE A MATERIAL IMPACT ON PICO, WE DO NOT UNDERTAKE TO UPDATE ALL FORWARD-LOOKING STATEMENTS UNTIL OUR NEXT SCHEDULED FORM 10-K OR FORM 10-Q FILING. YOU SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE LISTED UNDER "RISK FACTORS" AND ELSEWHERE IN OUR PREVIOUS SEC FILINGS, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS, OR FROM OUR PAST RESULTS.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

     Currently our major assets and activities are:

- owning and developing land and the related water rights and mineral rights through Nevada Land & Resource Company, LLC, which owns approximately 1,238,830 acres of land in northern Nevada;

- owning and developing water rights and water storage operations through Vidler Water Company, Inc.;

-    property and casualty insurance;

- "running off" the loss reserves of our medical professional liability insurance companies; and

-    making long term value-based investments in other public companies.

SUMMARY

     Segment revenues and income (loss) before taxes, minority interest, and the cumulative effect of changes in the accounting principle for the third quarter and the first nine months of 2001 and 2000 were:

                                             THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------      --------------------------------
                                                   2001              2000               2001              2000
                                               ------------      ------------      ------------      ------------
REVENUES:
Land, Minerals & Related Water Rights          $    737,000      $    609,000      $  1,711,000      $  1,853,000
Water Rights & Water Storage Assets               4,757,000           937,000        16,069,000         1,555,000
Property & Casualty Insurance                    12,732,000         9,928,000        37,577,000        28,377,000
Medical Professional Liability Insurance            301,000           509,000        (3,117,000)        1,520,000
Long Term Holdings                               (2,778,000)       (7,043,000)         (112,000)       (7,242,000)
                                               ------------      ------------      ------------      ------------
Total Revenues                                 $ 15,749,000      $  4,940,000      $ 52,128,000      $ 26,063,000
                                               ============      ============      ============      ============

INCOME (LOSS) BEFORE TAXES, MINORITY
INTEREST & CUMULATIVE EFFECT OF CHANGES IN
ACCOUNTING PRINCIPLES:
Land, Minerals & Related Water Rights          $    231,000      $    168,000      $    322,000      $    212,000
Water Rights & Water Storage Assets               3,517,000          (376,000)        4,716,000        (2,165,000)
Property & Casualty Insurance                     2,098,000           161,000         3,125,000           695,000
Medical Professional Liability Insurance            159,000           107,000        (3,610,000)          658,000
Long Term Holdings                               (4,481,000)       (7,277,000)       (9,074,000)      (12,763,000)
                                               ------------      ------------      ------------      ------------
TOTAL                                          $  1,524,000      $ (7,217,000)     $ (4,521,000      $(13,363,000)
                                               ============      ============      ============      ============

     PICO reported net income of $1.4 million, or $0.11 per basic and diluted share, for the quarter ended September 30, 2001. The profit for the quarter consisted of $1.5 million in income before income taxes and minority interest, $186,000 in income tax expense, and the addition of $27,000 to reflect the interest of the minority shareholders in the losses of consolidated subsidiaries which are not wholly owned. Significant items in the $1.5 million income before income taxes and minority interest for the third quarter include:

- a $4.1 million gain from the sale of part of our interest in the Semitropic water storage facility;

- income of $2.1 million from the Property and Casualty Insurance segment, including investment income of $1.6 million and realized gains of $228,000; and

- a loss of $3.2 million from a decrease in the value of warrants we own in other companies, principally HyperFeed Technologies, Inc., which we are now required to recognize through the income statement under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

     PICO recorded comprehensive income of $346,000 for the quarter. This was comprised of net income of $1.4 million and a foreign currency translation credit of $514,000, which were partially offset by $1.5 million of unrealized diminution in the value of investments.

     In the third quarter of 2000, PICO reported a net loss of $2.8 million, or $0.23 per basic and diluted share, and a comprehensive loss of $3.6 million. The net loss for the quarter consisted of a $7.2 million loss before taxes and minority interest, $4.5 million in income tax benefits, and a minority interest deduction of $97,000. The comprehensive loss was comprised of the $2.8 million net loss and $1.1 million in unrealized diminution in the value of investments, which were partially offset by a $244,000 foreign currency translation credit.

     For the nine months ended September 30, 2001, PICO reported a net loss of $3.4 million, or $0.27 per basic and diluted share. The reported net loss consisted of a $2.4 million net loss before an accounting change, and a change in accounting principle which had the cumulative effect of reducing income by $981,000 after taxes, or $0.08 per share. The accounting change was due to the adoption of the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This non-cash charge recognized the accumulated after-tax decline in the estimated fair value of warrants we own to buy shares in other companies, primarily HyperFeed Technologies, Inc. as of January 1, 2001.

     The nine-month net loss before the accounting change consisted of a $4.5 million loss before taxes and minority interest, which was partially offset by a $1.8 million income tax benefit and the addition of $285,000 of minority interest. The most significant items in the $4.5 million loss before income taxes and minority interest include:

- income of $2.3 million from the sale of water rights and land in the Harquahala Valley Irrigation District;

- gains of $5.7 million from the sale of part of our interest in the Semitropic water storage facility;

- income of $3.1 million from the Property and Casualty Insurance segment, including investment income of $4.6 million and realized gains of $885,000;

- a $4.1 million realized loss on the redemption of a mutual fund held in the Physicians Insurance Company of Ohio investment portfolio. The decline in value of this investment was already reflected in shareholders' equity, so the effect on book value was minimal. PICO has no other investments in mutual funds or derivative instruments, apart from warrants to buy shares in other companies, principally HyperFeed Technologies, Inc.;

- provisions of $2.8 million against the carrying value of investments and loans; and

- a $1.5 million loss from a decrease in the value of warrants under SFAS 133, principally HyperFeed.

     The comprehensive loss for the nine months was $6.7 million, comprised of the $3.4 million net loss and $3.9 million unrealized depreciation in investments, which were partially offset by a $577,000 foreign currency translation gain. The $3.9 million unrealized diminution in investments includes a $6 million initial reduction when we ceased to account for our investment in Jungfraubahn Holding AG under the equity method in the second quarter of 2001. As explained in the Long Term Holdings segment discussion, this is only an adjustment to the carrying value of Jungfraubahn in our balance sheet, and does not reflect any change in the potential market value of our investment.

     In the first nine months of 2000, PICO incurred a net loss of $11.2 million, or $0.99 per basic and diluted share, which included a separate change in accounting principle that reduced income by $5 million after taxes, or $0.44 per share. This non-cash charge was taken to eliminate the discounting of medical professional liability reserves in our financial statements from the beginning of 2000. The net loss for the first nine months of 2000 was comprised of a $13.4 million loss before income taxes and minority interest, partially offset by income tax benefits of $6.7 million and the add-back of $418,000 of minority interest. The $17.4 million comprehensive loss for the first nine months of 2000 was comprised of the $11.2 million net loss, $5.5 million of unrealized diminution in investments, and negative currency translation of $710,000.

     At September 30, 2001, PICO had shareholders' equity of $198.5 million, or $16.02 per share, compared to $198.1 million ($15.99 per share) at June 30, 2001, and $205.2 million ($16.56 per share) at December 31, 2000. The decrease in shareholders' equity during the first nine months of 2001 resulted from the $6.7 million comprehensive loss, which includes the initial $6 million reduction when we ceased equity accounting for Jungfraubahn in the second quarter of 2001.

     In the third quarter of 2001, revenues were $15.7 million, compared to $4.9 million during the third quarter of 2000. The increase primarily resulted from the $4.1 million gain on the sale of an interest in Semitropic, $2.8 million higher revenues in the Property and Casualty Insurance segment, and the non-recurrence of net realized investment losses which reduced revenues by $7.1 million in the third quarter of the prior year.

     Revenues were $52.1 million for the first nine months of 2001, compared to $26.1 million during the first nine months of 2000. The increase primarily resulted from $9.4 million in total revenues from sale of water rights and land in the Harquahala Valley Irrigation District, $5.7 million in gains from the sale of interests in Semitropic, $9.2 million higher revenues in the Property and Casualty Insurance segment, and $2.4 million lower realized investment losses.

     Detailed information on the performance and outlook for each segment is contained later in this report; however, the major factors affecting PICO's third quarter and nine-month results were:

LAND, MINERALS & RELATED WATER RIGHTS
     Nevada Land earned income of $231,000 for the third quarter of 2001, compared to income of $168,000 in the third quarter of 2000. The $63,000 improvement in the segment result is primarily due to a $130,000 higher gross margin on land sales in 2001, partially offset by lower royalty revenues.

     For the first nine months of 2001, Nevada Land generated income of $322,000, compared to $212,000 the year before. Segment income increased by $110,000 year over year, primarily as a result of $124,000 growth in interest and other revenues and a $135,000 reduction in operating expenses, which more than offset a $114,000 lower gross margin from land sales. In the first nine months of 2000, Nevada Land expensed an unusually large amount of professional fees related to initiatives to accelerate the utilization and monetization of the company's lands. Professional fees returned to more typical levels in 2001, which contributed to the year over year reduction in operating expenses.

WATER RIGHTS & WATER STORAGE ASSETS
     Vidler's revenues for the third quarter and first nine months of 2001 reflect our first major water transactions, and are substantially higher than in the same periods in 2000 when Vidler's most important water assets had not yet generated significant revenues.

     Vidler's $4.8 million in total revenues for the third quarter of 2001 are dominated by a $4.1 million gain from the sale of part of our interest in the Semitropic water storage facility. Due to the gain on sale, which more than offset Vidler's operating expenses, the segment reported income before taxes of $3.5 million in the third quarter of 2001, compared to a $376,000 pre-tax loss in the same quarter in 2000.

     In the first nine months of 2001, Vidler's total revenues of $16.1 million primarily consisted of $9.4 million in total revenues from the sale of part of our water rights in the Harquahala Valley Irrigation District and the $5.7 million in gains from selling part of our interest in Semitropic. Due to the $2.3 million in income from the sale of the Harquahala Valley water rights and the $5.7 million in Semitropic gains, Vidler reported pre-tax income of $4.7 million in the first nine months of 2001, as opposed to a loss before taxes of $2.2 million the year before.

PROPERTY AND CASUALTY INSURANCE
     Segment income increased markedly from 2000 levels in both the third quarter and the nine months. This was primarily as a result of Sequoia generating an underwriting profit in the third quarter of 2001, as opposed to underwriting losses in the first six months of 2001, and both the third quarter and first nine months of 2000. The improved underwriting result is due to a tightening of underwriting standards, favorable reserve development, and seasonal factors -- the third quarter includes the summer months and typically generates an underwriting profit. Improved results from Citation, and higher levels of investment income and realized gains also contributed to the increase in segment income.

     During the third quarter of 2001, segment revenues increased by $2.8 million, or 28.2%, from the previous year, primarily as a result of $2.4 million, or 28.9%, growth in earned premiums, and increases of $213,000 in investment income and $196,000 in realized gains. Segment income of $2.1 million for the third quarter of 2001 was comprised of a $1.5 million profit from Sequoia and $609,000 from Citation. In the third quarter of 2000, claims costs were unusually high resulting in segment income of just $161,000, consisting of a $184,000 profit from Sequoia and a $23,000 loss from Citation.

     For the first nine months of 2001, segment revenues increased $9.2 million, or 32.4%, due to $7.7 million, or 33.1%, growth in earned premiums and increases of $760,000 in investment income and $780,000 in realized gains. Segment income was $3.1 million, consisting of profits of $1.1 million from Sequoia and almost $2 million from Citation. In the first nine months of 2000, segment income of $695,000 was comprised of profits of $253,000 from Sequoia and $442,000 from Citation.

MEDICAL PROFESSIONAL LIABILITY INSURANCE
     This segment is diminishing as the "run off" of our medical professional liability loss reserves continues.

     The segment generated revenues of $301,000 and income of $159,000 in the third quarter of 2001, compared to revenues of $509,000 and income of $107,000 in the previous year.

     The segment's results for the first nine months of 2001 were dominated by a $4.1 million realized loss on the sale of an investment in a mutual fund in the first and second quarters of 2001. Due to the realized loss, segment revenues were negative $3.1 million for the first nine months of 2001, and the segment incurred a $3.6 million pre-tax loss. Excluding the realized loss, the segment would have reported income of $448,000 for the nine months. In the first nine months of 2000, revenues were $1.5 million and segment income was $658,000.

LONG TERM HOLDINGS
     This segment contains our long term investments in public companies, subsidiaries, and other investments which individually are too small to constitute a segment, and parent (i.e., holding) company assets. Our principal long term holdings are HyperFeed Technologies, Inc., Jungfraubahn Holding AG, and Australian Oil & Gas Corporation Limited.

     In the third quarter of 2001, the segment incurred a $4.5 million loss. This was primarily due to a $3.2 million SFAS 133 reduction in the carrying value of warrants, and our $1.2 million equity share of the net losses of companies we account for under the equity method. Investment income and other revenues of $392,000 were more than offset by segment expenses of $526,000. Segment expenses were unusually low due to a $1.1 million foreign currency gain on an inter-company loan, which partially offset parent company overhead of $1.1 million and other expenses.

     For the first nine months of 2001, the segment loss was $9.1 million. The major components of the nine-month loss were $3.6 million in parent company overhead, $2.8 million in provisions against loans and investments, a $1.5 million SFAS 133 loss, and our $1 million equity share of the net losses of companies we account for under the equity method. Investment income and other revenues of $1.9 million were more than offset by other segment expenses totaling approximately $2 million.

     In the third quarter of 2000, the segment incurred a $7.3 million loss, primarily due to $7.1 million in realized investment losses. Investment income and other revenues were $77,000, segment expenses were $2.1 million, and equity income was $1.8 million. For the first nine months of 2000, the segment loss was $12.8 million, primarily due to realized investment losses of $7.7 million and $2.1 million in operating losses from Conex prior to its sale, which were partially offset by $2.2 million of equity income. Other revenues were $451,000, and other segment expenses were approximately $5.6 million.

                     LAND, MINERALS AND RELATED WATER RIGHTS

                       NEVADA LAND & RESOURCE COMPANY, LLC

                         THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                         ---------------------------------  ---------------------------------
                              2001            2000              2001             2000
                           -----------      -----------      -----------      -----------
REVENUES:
Sale of Land               $   401,000      $   245,000      $   840,000      $ 1,071,000
Lease and Royalty              219,000          278,000          510,000          545,000
Interest and Other             117,000           86,000          361,000          237,000
                           -----------      -----------      -----------      -----------
Segment Total Revenues     $   737,000      $   609,000      $ 1,711,000      $ 1,853,000
                           ===========      ===========      ===========      ===========

EXPENSES:
Cost of Land Sales         $  (164,000)     $  (138,000)     $  (349,000)     $  (466,000)
Operating Expenses            (342,000)        (303,000)      (1,040,000)      (1,175,000)
                           -----------      -----------      -----------      -----------
Segment Total Expenses     $  (506,000)     $  (441,000)     $(1,389,000)     $(1,641,000)
                           -----------      -----------      -----------      -----------

                           -----------      -----------      -----------      -----------
INCOME BEFORE TAX          $   231,000      $   168,000      $   322,000      $   212,000
                           ===========      ===========      ===========      ===========

Nevada Land & Resource Company, LLC owns approximately 1,238,830 acres of deeded land in northern Nevada, and the mineral rights and water rights specifically related to that property. We are pursuing three strategies to monetize these assets:

- the sale of land where there is little potential to further enhance value (e.g., agricultural land which does not have a higher and better use);

- increasing the highest and best use of land wherever possible, for example, by applying for water rights; and

- exchanging portions of our land, which have environmental, cultural, and/or historical value, with governmental agencies and others for more marketable lands, in particular, property with development potential near growing communities or along the Interstate 15 and Interstate 80 corridors. We are working on a number of potential land exchange transactions, which are expected to take several years to complete. In some cases, we may form joint ventures with developers in order to participate in the upside from developing the land acquired.

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

     In the third quarter of 2001, Nevada Land closed the sale of approximately 5,200 acres of land for $401,000, an average sales price of $77 per acre. Our average basis in the land sold was $32 per acre, resulting in a gross margin of $45 per acre, or $237,000 in total. Lease and royalty revenues contributed $219,000 and other revenues $117,000, resulting in segment total revenues of $737,000.

     In the third quarter of 2000, segment total revenues of $609,000 included $245,000 from the sale of 1,759 acres of land, an average sales price of $139 per acre. Our average basis in the acreage sold was $78 per acre, and the gross margin from land sales was $107,000, or $61 per acre. Lease and royalty revenues were $278,000, and other revenues $86,000.

     The segment generated income of $231,000 for the third quarter of 2001, compared to $168,000 in the previous year. The $63,000 improvement in the segment result was primarily due to a $130,000 higher gross margin from land sales, partially offset by $73,000 lower royalties received and $39,000 higher operating expenses.

     During the first nine months of 2001, Nevada Land closed the sale of approximately 9,643 acres of land for $840,000, an average sales price of $87. Our average basis in the acreage sold was $36, resulting in a gross margin of $51 per acre, or $491,000. Lease and royalty revenues contributed $510,000 and other revenues were $361,000, resulting in segment total revenues of $1.7 million. Following operating expenses of $1 million, segment income was $322,000.

     In the first nine months of 2000, Nevada Land reported total revenues of $1.9 million, comprised of $1.1 million in proceeds from the sale of 9,583 acres of land, lease and royalty revenues of $545,000, and other revenues of $237,000. The land sales averaged $112 per acre, compared to our average basis of $49 per acre, resulting in a gross margin of $63 per acre, or $605,000. After operating expenses of $1.2 million, segment income was $212,000.

     For the nine month period, segment income increased by $110,000, as a $135,000 drop in operating expenses (primarily lower professional fees) and a $124,000 increase in other revenues (principally interest) more than offset a $114,000 decrease in gross margin from land sales and $35,000 lower lease and royalty revenues. Professional fees related to the use of our lands were unusually large in the first nine months of 2000, which led to the reduction in operating expenses year over year. The increase in other revenues was due to higher interest income earned on the proceeds of cash sales and receivables where Nevada Land has provided partial financing.

     During 2000 and the first nine months of 2001, Nevada Land filed applications for an additional 64,316 acre-feet of water rights related to its lands. Where these applications are successful, we anticipate that the value and marketability of the associated land will increase. The applications consist of:

- 39,076 acre-feet of agricultural water rights for the beneficial use of irrigating the related 13,025 acres of land; and

-    25,240 acre-feet of water rights for industrial use.

Nevada Land intends to file additional applications for water rights related to its lands.

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

                     WATER RIGHTS AND WATER STORAGE ASSETS

                           VIDLER WATER COMPANY, INC.

                                                             THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                            ----------------------------------- ----------------------------------
                                                                       2001               2000              2001             2000
                                                            ---------------- ------------------ ----------------- ----------------
REVENUES:
Sale of Land and Water Rights                                                                        $ 9,095,000
Option Premiums Earned                                                                                   300,000
Gain on sale of Semitropic Water Storage interest                $4,086,000                            5,701,000
Sale of Water                                                                        $ 509,000                          $ 509,000
Lease of Water                                                      110,000             47,000           195,000          134,000
Agricultural Land Leases                                            201,000            216,000           606,000          729,000
Provision for Loss on Condemnation                                                                     (442,000)
Other                                                               360,000            165,000           614,000          183,000
                                                            ---------------- ------------------ ----------------- ----------------
Segment Total Revenues                                           $4,757,000          $ 937,000       $16,069,000      $ 1,555,000
                                                            ================ ================== ================= ================

EXPENSES:
Cost of Land and Water Rights Sold                                                                  $(6,524,000)
Commission and other cost of sales                                                                     (546,000)
Depreciation and Amortization                                   $ (327,000)        $ (220,000)       (1,049,000)      $ (636,000)
Interest                                                          (157,000)          (200,000)         (504,000)        (604,000)
Operations, Maintenance & Other                                   (756,000)          (893,000)       (2,730,000)      (2,480,000)
                                                            ---------------- ------------------ ----------------- ----------------
Segment Total Expenses                                         $(1,240,000)      $ (1,313,000)     $(11,353,000)     $(3,720,000)

                                                            ---------------- ------------------ ----------------- ----------------
INCOME (LOSS) BEFORE TAX                                         $3,517,000     $ (   376,000)       $ 4,716,000     $(2,165,000)
                                                            ================ ================== ================= ================

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


    Vidler's results for the first nine months of 2001 were dominated by three transactions:

- the sale of 6,496.5 acre-feet of transferable ground water, and the related 2,589 acres of land, in Arizona's Harquahala Valley Irrigation District in the first quarter. This transaction added $9.4 million to revenues and $2.3 million to segment income and is included in Vidler's results for the first nine months of 2001;

- the sale of 29.7% of Vidler's original interest in the Semitropic Water Banking and Exchange Program (i.e., approximately 55,000 acre-feet of storage capacity, out of the original 185,000 acre-feet) for $3.3 million in the second quarter. This transaction added $1.6 million to revenues and to segment income, and is included in Vidler's results for the first nine months of 2001; and

- the further sale of 54.1% of Vidler's original interest in the Semitropic Water Banking and Exchange Program (i.e., approximately 100,000 acre-feet of storage capacity) for $6.9 million in the third quarter. This transaction added $4.1 million to revenues and to segment income, and is included in Vidler's results for both the third quarter and the first nine months of 2001.

     In the third quarter of 2001, Vidler generated total revenues of $4.8 million, including a $4.1 million pre-tax gain from the second sale of part of our original interest in Semitropic. After operating expenses of $1.2 million for the quarter, segment income was $3.5 million.


     Throughout 2000, Vidler was concentrating on the development and commercialization of its assets and the company's water rights and water storage assets were not generating significant revenues. This is reflected in the segment results for the third quarter of 2000 when segment total revenues of $937,000 were dominated by a $509,000 sale of water banked at Semitropic. Following operating expenses of $1.3 million, the segment incurred a loss of $376,000.

     The $3.9 million improvement in segment income year over year is primarily due to the $4.1 million Semitropic gain recorded in 2001. In total, operating expenses decreased by $73,000 year over year. Although the depreciation and amortization charge increased by $107,000, primarily due to amortization of improvements at the Vidler Arizona Water Recharge Facility which began in 2001, this was more than offset by a $180,000 lower expenses in the interest and operations, maintenance and other categories. Interest expense decreased by $43,000 due to the repayment of non-recourse financing on the farm properties in the Harquahala Valley which were sold in the Allegheny transaction. Operations, maintenance and other charges decreased by $137,000, primarily due to lower operations and maintenance expenses for Semitropic as our interest in the asset decreased.

     In the first nine months of 2001, Vidler generated segment revenues of $16.1 million. The principal revenue items were $9.4 million from the Harquahala Valley sale (consisting of the $9.1 million sales price and a $300,000 option premium earned) and pre-tax gains of $5.7 million from the two sales of interests in Semitropic. Revenues were reduced by a $442,000 provision for loss on the condemnation (i.e., compulsory acquisition) of a commercially zoned property in Mesa, Arizona due to freeway construction. This land, which was located in greater metropolitan Phoenix, was not part of Vidler's water business. It was acquired in association with MBT Ranch in 1996, and was being held for resale. The Arizona Department of Transportation condemned the land for $858,000, which is $442,000 less than the value that Vidler was carrying the property at, and less than two recent appraisals obtained by Vidler. Vidler disputes the value at which the Department condemned the land, and intends to initiate legal proceedings if the dispute cannot be resolved.

    After deducting the cost of land and water rights sold and related selling costs, and operating costs of $4.3 million, segment income for the first nine months of 2001 was $4.7 million.

    In the first nine months of 2000, segment total revenues were $1.5 million, operating expenses were $3.7 million, and the segment incurred a loss of $2.1 million.

    Segment income improved by almost $6.9 million year over year, principally due to the $2.3 million contribution from the sale of Harquahala Valley water rights and land, and the $5.7 million in pre-tax gains from the sale of interests in Semitropic.

    The expansion of Vidler's asset base during 2000, including the acquisition of Fish Springs Ranch in July 2000 and Spring Valley Ranches in September 2000, contributed to increase in other operating revenues and operations, maintenance, and other expenses. Other revenues increased by $431,000, primarily due to sales of hay grown at Fish Springs Ranch. In total, operating expenses increased by $563,000. The depreciation and amortization charge increased by $413,000, primarily as a result of beginning to amortize improvements at the Vidler Arizona Recharge Facility beginning in March 2001. Operations, maintenance, and other expenses increased by $250,000 as lower operations and maintenance expenses for Semitropic were more than offset by the inclusion of operating costs of the two ranch properties. These increases were partially offset by a $100,000 decrease in interest expense due to the repayment of non-recourse debt on some of the Harquahala Valley farm properties which were sold.

    Our 2000 Form 10-K contains a detailed description of our water rights and water storage assets. The following section updates this information where necessary, and outlines new developments during the first nine months of 2001:

WATER RIGHTS

ARIZONA

HARQUAHALA VALLEY WATER RIGHTS
     In March 2001, Vidler closed the sale of 6,496.5 acre-feet of transferable ground water, and the related 2,589 acres of land, in the Harquahala Valley Irrigation District, which is located approximately 75 miles northwest of metropolitan Phoenix, Arizona. The sales price of $9.1 million represents $1,400 per acre-foot of transferable Harquahala Valley ground water. The transaction resulted in pre-tax income of $2.3 million; however we paid $4.4 million in cash to acquire the assets which were sold, resulting in a $5 million cash surplus. The cash-on-cash pre-tax internal rate of return on the investment was almost 140%. This is not an accounting measure, but a supplemental disclosure of the actual rate of return on the cash invested in these assets. Most of the difference between the $2.3 million pre-tax income on a GAAP basis and the $5 million cash surplus was recorded as an increase in book value at the time of the PICO/Global Equity combination in 1998.

     Following the Allegheny transaction, Vidler owns, or has the right to acquire, approximately 49,500 acre-feet of transferable Harquahala Valley ground water. Discussions are continuing to supply this water to municipalities, developers, and industrial users.

     Under state legislation, the Central Arizona Canal Project is committed to convey up to 20,000 acre-feet of Harquahala Valley ground water to cities and communities in Arizona as an assured municipal water supply. Vidler is able to supply this water and is meeting with communities and developers in the Phoenix metropolitan area, some of whom need to secure further water supply to cater for expected growth. Vidler has entered into an agreement to sell 3,645 acre-feet of Harquahala Valley ground water to the City of Scottsdale for $4.7 million, or $1,300 per acre-foot. The sale is expected to close in December 2001.

NEVADA

     In recent years, Vidler has increased its holdings of water rights in northern Nevada through the purchase of ranch properties and entering into joint ventures with parties with water rights which they wish to commercially develop
 . Nevada is the state experiencing the most rapid population growth in the US. According to the most recent census, the population of Nevada increased 66% in the last decade. Most of the growth is centered in southern Nevada, which includes the city of Las Vegas and surrounding municipalities.

LINCOLN COUNTY PUBLIC/PRIVATE JOINT VENTURE
     In October 1999, Vidler announced a public/private joint venture with Lincoln County, Nevada. The joint venture has filed applications for more than 100,000 acre-feet of water rights in Lincoln County, Nevada.

     The joint venture has entered into an agreement to supply an electricity-generating company with a minimum of 6,700 acre-feet of water, and a maximum of 9,000 acre-feet of water, at $3,300 per acre-foot. We currently anticipate supplying approximately 7,000 acre-feet of water. The sale of the water is subject to the electricity-generating company obtaining permitting and financing for a new power plant. The agreement specifies a closing date of July 2003. Under the terms of the joint venture, when a water sale occurs, Vidler will recover its costs, with the two parties splitting the remaining revenues on a 50:50 basis.

     During the first quarter of 2001, Vidler agreed to purchase 822.29 acre-feet of permitted water rights in Meadow Valley, which is located in Lincoln County. The agreement entered escrow in March 2001. Vidler is in discussions to commercially utilize these water rights by supplying the water to an industrial user through the joint venture with Lincoln County.

SANDY, NEVADA
    Vidler has applied for approximately 2,000 acre-feet of water rights near Sandy, Nevada. A hearing related to the application, originally scheduled for September, has been postponed until December 2001. Once the water rights have been permitted, we have agreed to supply the water to support additional growth at Primm, Nevada, a resort town on the border between California and Nevada, in the Interstate 15 corridor.

FISH SPRINGS RANCH
     Vidler has a 51% interest in Fish Springs Ranch, LLC and a 50% interest in V&B, LLC. These companies own the Fish Springs Ranch and other properties totaling approximately 8,600 acres in Honey Lake Valley in Washoe County, 45 miles north of Reno, Nevada. Approximately 8,000 acre-feet of permitted water rights related to the ranch are transferable to the Reno area.

     Vidler is holding discussions with potential customers, including developers and industrial users. Potentially water could be supplied to customers in the north valleys, which would reduce their reliance on river water which comes through Reno, thereby providing additional water to support growth in and around Reno. Alternatively, if the capacity of nearby transmission lines can be expanded, we believe that Fish Springs Ranch would be an attractive site for a gas-fired power station.

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

    In April 2001, Vidler reached agreement with the Arizona Water Banking Authority concerning the terms under which water can be stored at the facility for the public users represented by the Authority. Vidler will charge a water storage fee of $45.00 per acre-foot of water recharged during 2001. The fee will be $46.50 per acre-foot for water recharged in 2002, and $48.00 per acre-foot for water recharged in 2003. The agreement concludes on December 31, 2003.

    Vidler has not begun to store water for customers at the Arizona Recharge Facility. The ultimate revenues generated will depend on the quantity of water which the Arizona Water Banking Authority, and other users, store at the facility. The Authority has not yet indicated whether the users it represents will store water this year. This will depend on a number of factors, including the availability of water and available storage capacity at other facilities. Vidler is also in discussions with private entities to store water at the facility. At present, there is a limited volume of water available for storage due to dry conditions in Arizona; however, surplus flows of water should become available for storage now that the period of peak agricultural demand has ended.

     Vidler anticipates beginning to store water for customers once potential interstate users have concluded their agreements with the state of Arizona and federal agencies. Ultimately, Vidler expects to fully utilize the facility as recently projected storage requirements for Nevada and California alone exceed the total amount of storage available at existing facilities in Arizona.

    Since construction of the improvements required to recharge water is complete and the facility is ready for use, on March 1, 2001, Vidler began to amortize the improvements at the facility over 15 years. The annual amortization charge will be approximately $504,000. The amortization charges were $126,000 for the third quarter, and $284,000 for the nine months.

     At September 30, 2001, Vidler had recharged approximately 4,000 acre-feet of water at the facility. Vidler purchased the water from the Central Arizona Project for its own account, and intends to store the water until it is sold to an end user.

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

     On May 21, 2001, Vidler closed the sale of 29.7% of its original interest (i.e., approximately 55,000 acre-feet of water storage capacity) to The Newhall Land and Farming Company for $3.3 million. This transaction resulted in a pre-tax gain of $1.6 million, which was recorded in the second quarter of 2001 and is included in Vidler's nine-month results.

     On September 30, 2001, Vidler closed the sale of another 54.1% of its original interest (i.e., approximately 100,000 acre-feet of storage capacity) to the Alameda County Water District for $6.9 million. This transaction resulted in a pre-tax gain of $4.1 million, which was recorded in the third quarter of 2001 and is included in Vidler's results for both the third quarter and the nine months.

     Vidler's remaining interest in Semitropic represents approximately 30,000 acre-feet of water storage capacity. We are considering various alternatives for the remaining interest, including sale to developers or industrial users.

OTHER PROJECTS

- Vidler is evaluating the purchase of further water-righted properties in Arizona and, potentially, Nevada; and

- Vidler continues to be approached by parties who are interested in obtaining a water supply, or discussing joint ventures to commercially develop water assets and/or develop water storage facilities. We believe that Vidler has become the leading private water rights aggregator in Arizona and Nevada, and the leading private owner-operator of water storage in Arizona. Our presence in these markets has consolidated our expertise and reputation for providing solutions to both end-users who require water and to parties who are otherwise unable to commercially develop water assets.

                         PROPERTY AND CASUALTY INSURANCE

                                                             THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                            ----------------------------------- ----------------------------------
                                                                 2001              2000               2001             2000
                                                            ---------------- ------------------ ----------------- ----------------
P&C INSURANCE REVENUES:
Sequoia - Earned Premiums                                       $10,623,000         $8,279,000       $31,020,000      $23,112,000
Citation - Earned Premiums                                           41,000             (6,000)           220,000          352,000
Investment Income                                                 1,618,000          1,405,000         4,642,000        3,882,000
Realized Investment Gains                                           228,000             32,000           885,000          105,000
Other                                                               222,000            218,000           810,000          926,000
                                                            ---------------- ------------------ ----------------- ----------------
Segment Total Revenues                                          $12,732,000         $9,928,000       $37,577,000      $28,377,000
                                                            ================ ================== ================= ================

P&C INSURANCE EXPENSES:
Loss & Loss Adjustment Expense                                 $(6,774,000)       $(5,958,000)     $(22,483,000)    $(16,932,000)
Underwriting Expenses                                           (3,860,000)        (3,809,000)      (11,969,000)     (10,750,000)
                                                            ---------------- ------------------ ----------------- ----------------
Segment Total Expenses                                        $(10,634,000)       $(9,767,000)     $(34,452,000)    $(27,682,000)

P&C INSURANCE INCOME (LOSS) BEFORE TAXES:
Sequoia Insurance Company                                       $ 1,489,000          $ 184,000       $ 1,139,000       $  253,000
Citation Insurance Company                                          609,000        (   23,000)         1,986,000          442,000
                                                            ---------------- ------------------ ----------------- ----------------
INCOME BEFORE TAXES                                             $ 2,098,000          $ 161,000       $ 3,125,000       $  695,000
                                                            ================ ================== ================= ================

     The Property and Casualty segment is comprised of Sequoia Insurance Company and Citation Insurance Company, which are headquartered in Monterey, California.

     Sequoia is the only one of PICO's insurance subsidiaries which is writing new business. Traditionally, Sequoia's core business has been commercial property and casualty insurance in California and Nevada, focusing on the niche markets of small to medium-sized businesses and farms. In May 2000, Sequoia's book of business in personal lines of insurance increased significantly with the acquisition of Personal Express Insurance Services, Inc. Personal Express, which operates in the central California cities of Bakersfield and Fresno, has a unique business model -- writing insurance direct with the customer, but with local offices providing local service for underwriting and claims.

     In prior years, Citation wrote commercial property and casualty insurance in California, Nevada, and Arizona. The business previously written by Citation has been transitioned to Sequoia, and Citation is now in "run off." This means that Citation is handling claims arising from historical business, but not writing any new business. Although the company ceased writing business in December 2000, Citation will earn premiums each quarter this year until the final in-force policy expires in December 2001.

     As a result of these factors, the individual results of Sequoia and Citation cannot be directly compared to previous years.

SEGMENT WRITTEN PREMIUMS
     For the first nine months of 2001, the segment generated $38.2 million of direct written premiums, comprised of $32.2 million in commercial lines of insurance and $6 million in personal lines. In the first nine months of 2000, segment direct written premiums were $33.4 million, consisting of $28.9 million in commercial lines of insurance and $4.5 million in personal lines. Most of the 14.2% total growth in direct written premiums resulted from two important developments which occurred in the second quarter of 2000:

- the $3.3 million, or 11.2%, lift in direct written premium volume in commercial lines principally resulted from new policies issued following the increase in Sequoia's A.M. Best rating to "A-" (Excellent). This enabled Sequoia to compete for business in a new segment -- customers which only purchase coverage from insurance companies with an "A" rating; and
- the acquisition of Personal Express, which led to a 33.6%, or $1.5 million, increase in direct written premiums in personal lines.

     In the third quarter of 2001, the segment generated $14.6 million of direct written premiums, comprised of $11.1 million in commercial lines of insurance and $3.5 million in personal lines. In the third quarter of 2000, segment total direct written premiums of $14.3 million consisted of $10.7 million in commercial lines and $3.6 million in personal lines. For the quarter, direct written premiums grew 2.5% year over year, principally due to higher average premiums per policy in commercial lines. Volume growth was slower than for the first six months of 2001, for two principal reasons:

- the "A" rating and Personal Express acquisition have been in effect for the third quarter of both years, resulting in a higher premium base in the previous year; and
- during 2000, Sequoia's loss ratio, and consequently underwriting results, deteriorated because growth in claims costs had outpaced growth in effective premium rates in recent years. In 2001, Sequoia introduced a number of initiatives to improve its loss ratio, for example, ceasing to provide coverage for certain types of business and increasing rates for commercial automobile coverage. Rate increases are also planned in other lines of business. While these initiatives have led to an increase in average premiums per policy, the effect on premiums generated has been partially offset by some loss of business. On an annualized basis, average direct written premiums per policy in commercial lines are up an estimated 10.3% from 2000, but the number of commercial policies written is approximately 1.9% lower. Despite the decline in the policy count, the overall effect on profitability is expected to be positive. Due to the lag between a policy being "written" and the premium being "earned" (i.e., recorded as revenue over the life of the policy), the full effect of these initiatives will not be reflected in Sequoia's reported segment results until 2002.

SEGMENT RESULTS
     In the first nine months of 2001, segment total revenues of $37.6 million included earned insurance premiums of $31.2 million, $4.6 million in investment income (i.e., interest and dividend income), and $885,000 in realized gains from the sale of investments. Segment income before taxes for the first nine months of 2001 was $3.1 million, consisting of income of $1.1 million from Sequoia and $2 million from Citation.

     In the first nine months of 2000, the segment generated total revenues of $28.4 million, earned premiums of $23.5 million, investment income of $3.9 million, and realized gains of $105,000. Segment income before taxes was $695,000, comprised of profits of $253,000 from Sequoia and $442,000 from Citation.

     Most of the $9.2 million increase in segment revenues in the nine-month period was due to a $7.7 million, or 33.1%, increase in net earned premiums. Due to the lag between a policy being "written" and the premium being "earned" as revenue, the growth in earned premiums in the first nine months of 2001 reflects the higher volume of business written in the last three quarters of 2000 and the first half of 2001.

     In addition, segment investment income increased by $760,000, or 19.6%, year over year. This primarily reflected a higher average income yield on the portfolio due to a refocusing of the fixed-income component on to high-grade corporate bonds and, to a lesser extent, an increase in invested assets resulting from the growth in Sequoia's written premium. In addition, gains of $885,000 were realized from the sale of bonds and stocks held in the insurance company investment portfolios. Most of the gains resulted from the sale of bonds with less than 3 years to maturity, which released funds for reinvestment in longer dated bonds at higher yields to maturity. The amount of realized gains varies from quarter to quarter and has no predictive value.

     For the third quarter of 2001, segment total revenues of $12.7 million included $10.7 million in earned premiums, $1.6 million of investment income, and realized gains of $228,000. Segment income for the quarter was $2.1 million, consisting of income of $1.5 million from Sequoia and $609,000 from Citation.

     In the third quarter of 2000, segment total revenues were $9.9 million, primarily represented by earned premiums of $8.3 million and investment income of $1.4 million. In the third quarter, which includes the summer months, the Property and Casualty Insurance segment typically generates an underwriting profit. However, in 2000 segment income was just $161,000, principally due to unusually high claims costs which limited Sequoia's contribution to just $184,000. In addition, Citation incurred a $23,000 loss.

SEQUOIA INSURANCE COMPANY
     In the third quarter of 2001, Sequoia generated total revenues of $11.9 million, including $10.6 million in earned premiums, $976,000 in investment income, and $228,000 in realized gains. The earned premiums were comprised of $8.6 million in commercial lines and almost $2 million in personal lines. Due to the growth in the commercial insurance book of business and the Personal Express acquisition, earned premiums increased by $2.3 million, or 28.3%, year on year, with the growth being split roughly equally between commercial and personal lines.

     In the third quarter of 2001, Sequoia generated an operating profit (i.e., income before investment income, realized gains, and taxes) of $285,000. This was a marked improvement on recent quarters, when operating losses have been incurred, primarily due to losses for current year claims being above expectation because premium rates had not kept up with the rate of increase in claims costs, such as construction, medical care, and automobile repair. In addition, Sequoia recorded approximately $328,000 of favorable development in prior year loss reserves during the third quarter.

     For the first nine months of 2001, Sequoia generated total revenues of $35.1 million, including $31 million in earned premiums. Sequoia incurred an operating loss, as defined in the previous paragraph, of $2.5 million for the nine months. This was due to seasonal factors, because the nine months includes the winter months when an underwriting loss is not unusual, and higher-than-expected costs for current year claims. After including $2.8 million in investment income and $871,000 in realized gains, Sequoia contributed $1.1 million to segment income for the nine months. Reserve development was immaterial over the nine months, with an expense of $11,000 being recorded.

     As explained earlier in this section, Sequoia's results are not directly comparable year over year.

     In the third quarter of 2000, Sequoia generated total revenues of $9.2 million, including $8.3 million in earned premiums and $773,000 in investment income, and a pre-tax profit of $184,000.

     In the first nine months of 2000, Sequoia generated total revenues of $25.5 million, including $23.1 million in earned premiums and $1.9 million in investment income, and contributed $253,000 to segment income.

     The operating performance of insurance companies is frequently analyzed using their "combined ratio." A combined ratio below 100% indicates that the insurance company made a profit on its base insurance business, prior to investment income, realized investment gains or losses, extraordinary items, taxes, and other non-insurance items. Sequoia aims to have a combined ratio of less than 100% each year.

     Sequoia's combined ratio, determined on the basis of GAAP, for the third quarter and first nine months of 2001 and 2000 was:


                         SEQUOIA'S GAAP INDUSTRY RATIOS

                                                        THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                             2001              2000               2001                2000

Loss and Loss Adjustment Expense Ratio                       62.6%              65.5%              71.6%              67.0%
Underwriting Expense Ratio                                   35.3%              42.9%              37.7%              42.4%
                                                       ------------------ ---------------- -------------------- -----------------
Combined Ratio                                               97.9%             108.4%             109.3%             109.4%
                                                       ================== ================ ==================== =================

     The loss and loss adjustment expense ratio -- i.e., claims costs as a percentage of premium revenues -- for the third quarter of 2001 (62.6%) showed considerable improvement from the first six months of 2001 (76.2%) and the third quarter of 2000 (65.5%). This was due to the initial effects of the tighter underwriting standards, the favorable reserve development recorded during the quarter, and seasonal factors discussed in preceding paragraphs.

     The third quarter's underwriting expense ratio (35.3%) also reflected improvement from the first six months of 2001 (39.0%) and the third quarter of last year (42.9%). This is due to fixed costs being spread over a greater base of premium, and due to a greater percentage of Personal Express business in the premium mix, which does not carry a commission expense.

CITATION INSURANCE COMPANY
     Citation generated $839,000 of revenues in the third quarter of 2001, including $642,000 in investment income and earned premium of $41,000 from the few remaining policies. Citation contributed $609,000 to segment income for the quarter.

     For the first nine months of 2001, Citation's $2.5 million in total revenues included $1.9 million in investment income and earned premium of $220,000. Citation's contribution to segment income was almost $2 million for the nine months.

     During 2000, when the company was still writing business, Citation generated revenues of $2.8 million and a pre-tax profit of $442,000 in the nine months, and revenues of $774,000 and a segment loss of $23,000 in the third quarter.

     As of September 30, 2001, the "run off" of Citation's loss reserves appears to be proceeding in line with expectation. Only immaterial amounts of adverse reserve development have been recorded year to date, being $32,000 in the third quarter and $44,000 in the nine months. So far in 2001, given that Citation has minimal underwriting and overhead expenses, and that very little development in prior year loss reserves has been recorded, a significant proportion of the company's investment income has translated into pre-tax profit. As Citation continues to pay down its loss reserves during run off, the company's portfolio will shrink as the proceeds of maturing investments go to pay claims. Accordingly, it is anticipated that investment income and the contribution to segment income from Citation will decrease over time.

     Since Citation is in "run off," its combined ratio is not meaningful.

RESERVES
     At September 30, 2001, our property and casualty insurance loss reserves were $41.5 million, net of reinsurance, compared to $42.2 million at June 30, 2001, and $42.5 million at December 31, 2000.


        PROPERTY AND CASUALTY INSURANCE - LOSS AND LOSS EXPENSE RESERVES

                                                       SEPTEMBER 30, 2001         JUNE 30, 2001           DECEMBER 31, 2000
                                                     ------------------------ ---------------------- -----------------------------
SEQUOIA INSURANCE COMPANY:
Direct Reserves                                           $38.6 million          $ 39.5 million             $ 37.2 million
Ceded Reserves                                            (17.5)                  (18.3)                     (18.1)
                                                     ------------------------ ---------------------- -----------------------------
Net Reserves                                              $21.1 million          $ 21.2 million             $ 19.1 million
                                                     ======================== ====================== =============================

CITATION INSURANCE COMPANY:
Direct Reserves                                           $21.7 million          $ 22.5 million             $ 25.8 million
Ceded Reserves                                            ( 1.3)                   (1.5)                      (2.4)
                                                     ------------------------ ---------------------- -----------------------------
Net Reserves                                              $20.4 million          $ 21.0 million             $ 23.4 million
                                                     ======================== ====================== =============================


                    MEDICAL PROFESSIONAL LIABILITY INSURANCE


                                                            THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                                   2001               2000              2001             2000
                                                           ----------------- ------------------ ----------------- ----------------
MPL REVENUES:
Net Investment Income                                              $282,000           $509,000         $ 941,000       $1,520,000
Realized Investment Gain (Loss)                                      19,000                          (4,058,000)
                                                           ================= ================== ================= ================
Segment Total Revenues                                             $301,000           $509,000      $(3,117,000)       $1,520,000
                                                           ================= ================== ================= ================

MPL EXPENSES:
Underwriting Expenses                                            $(142,000)         $(402,000)       $ (493,000)       $(862,000)
                                                           ----------------- ------------------ ----------------- ----------------
Segment Total Expenses                                           $(142,000)         $(402,000)       $ (493,000)       $(862,000)
                                                           ================= ================== ================= ================

INCOME (LOSS) BEFORE TAX                                           $159,000           $107,000      $(3,610,000)         $658,000
                                                           ================= ================== ================= ================

     Until 1995, Physicians Insurance Company of Ohio and The Professionals Insurance Company wrote medical professional liability insurance, mostly in the state of Ohio. Both companies are now in "run off," so this segment's revenues come entirely from investment income and gains or losses from the realization of investments. The level of investment assets and loss reserve liabilities in the segment are decreasing as claims are paid, and investments are sold when funds are needed to make the payments. Accordingly, it is anticipated that the investment income in this segment will decline over time.

     In the third quarter of 2001, the segment generated revenues of $301,000, consisting of net investment income of $282,000 and $19,000 in realized gains from the sale of bonds. After operating expenses of $142,000, the segment produced pre-tax income of $159,000.

     For the first nine months of 2001, segment revenues were negative $3.1 million, comprised of $941,000 in net investment income and net realized investment losses of $4.1 million. Following operating expenses of $493,000, the segment incurred a pre-tax loss of $3.6 million. Excluding the net realized investment loss, the segment would have reported income of $448,000.

     The net investment loss was realized on the redemption of our entire holding in the Rydex URSA Fund, a mutual fund which was held in the investment portfolio of Physicians Insurance Company of Ohio. This mutual fund is designed to deliver a return which is the inverse of the return on the S&P 500 Index, and was acquired in 1995 when Physicians had greater exposure to listed stocks. The sharp decline in the S&P 500 Index during the first 4 months of 2001 led to a corresponding increase in the value of the Rydex URSA Fund. During the first and the second quarters of 2001, we redeemed the investment for a total realized loss of $4.1 million (before taxes). When the loss was realized, there was only a minor effect on book value because the unrealized depreciation, after the related tax benefit, was already reflected in shareholders' equity.

     In the third quarter of 2000, net investment income was $509,000, operating expenses were $402,000, and segment income was $107,000. In the first nine months of 2000, the segment recorded net investment income of $1.5 million, operating expenses of

$862,000, and income before taxes of $658,000. The segment results for the third quarter and first nine months of 2000 have been restated to reflect a change in accounting principle, which eliminated the discounting of loss reserves and the related reserve discount accretion expense with effect from January 1, 2000.

     At September 30, 2001, our medical professional liability loss reserves were $47.1 million, net of reinsurance, compared to $48.3 million at June 30, 2001, and $51.6 million at December 31, 2000. Therefore, over the first nine months of 2001, our medical professional liability reserves have declined by approximately 8.7%. Although the September 30, 2001 complete actuarial analysis of our medical professional liability reserves is not yet complete, we currently believe that the "run off" is proceeding in line with -- and possibly slightly better than -- actuarial projections.


    MEDICAL PROFESSIONAL LIABILITY INSURANCE - LOSS AND LOSS EXPENSE RESERVES

                                                       SEPTEMBER 30, 2001         JUNE 30, 2001           DECEMBER 31, 2000
                                                     ------------------------ ---------------------- -----------------------------
Direct Reserves                                           $53.2 million           $55.2 million             $58.6 million
Ceded Reserves                                             (6.1)                   (6.9)                     (7.0)
                                                     ------------------------ ---------------------- -----------------------------
Net Medical Professional Liability Reserves               $47.1 million           $48.3 million             $51.6 million
                                                     ======================== ====================== =============================

                               LONG TERM HOLDINGS


                                                     THREE MONTHS ENDED SEPTEMBER  30,           NINE MONTHS ENDED SEPTEMBER  30,
                                                    ----------------------------------- ------------------------------------------
                                                             2001                 2000                  2001                 2000
                                                    -------------- -------------------- --------------------- --------------------
LONG TERM HOLDINGS REVENUES:
Realized Investment Losses                                               $ (7,120,000)           $ (500,000)        $ (7,693,000)
Investment Income                                      $  333,000              673,000             1,572,000              672,000
SFAS 133 Change in Warrants                           (3,170,000)                                (1,533,000)
Other                                                      59,000            (596,000)               349,000            (221,000)
                                                    -------------- -------------------- --------------------- --------------------
Segment Total Revenues                              $ (2,778,000)        $ (7,043,000)           $ (112,000)        $ (7,242,000)
                                                    ============== ==================== ===================== ====================

SEGMENT TOTAL EXPENSES                                  (526,000)          (2,071,000)           (7,941,000)          (7,741,000)
                                                    -------------- -------------------- --------------------- --------------------
LOSS BEFORE INVESTEE INCOME                         $ (3,304,000)        $ (9,114,000)          $(8,053,000)        $(14,983,000)
                                                    -------------- -------------------- --------------------- --------------------

EQUITY SHARE OF INVESTEES' NET INCOME                 (1,177,000)            1,837,000           (1,021,000)            2,220,000
                                                    -------------- -------------------- --------------------- --------------------
LOSS BEFORE TAXES                                   $ (4,481,000)        $ (7,277,000)          $(9,074,000)        $(12,763,000)
                                                    ============== ==================== ===================== ====================


     This segment contains our long term investments in public companies, subsidiaries, and other assets which individually are too small to constitute a segment, and parent (i.e., holding) company assets. Revenues and results in this segment vary considerably from quarter to quarter, primarily due to fluctuations in net realized gains or losses on the sale of investments. PICO does not sell investments on a regular basis, but when the price of an individual security has significantly exceeded our target, or if there have been changes which we believe limit further appreciation potential on a risk-adjusted basis. Consequently, the amount of net realized gains or losses recognized during any accounting period has no predictive value.


     Our largest long term holdings are HyperFeed Technologies, Inc., Jungfraubahn Holding AG, and Australian Oil & Gas Corporation Limited. The details of our investment in each company at the end of the quarter were:


--------------------------------------- -------------------- --------------- -------------------- ------------------- -------------
SEPTEMBER 30, 2001                                           CARRYING VALUE    ACCOUNTING METHOD   SHARE EQUIVALENTS  MARKET PRICE

CARRYING VALUE BEFORE TAXES:
HyperFeed Technologies, Inc.            Common                  $ 2,407,000        Equity method          10,077,856         $1.02
                                        Warrants                  1,257,000           Fair value           4,055,195
                                                             ---------------                      -------------------
                                        Total                    $3,664,000                               14,133,051

Jungfraubahn Holding AG                                          17,111,000         Market value             112,672       $151.86
Australian   Oil  &  Gas   Corporation                            6,034,000         Market value           9,450,000         $0.64
Limited
                                                             ---------------
Total carrying value before taxes                               $26,809,000

Deferred taxes                                                      776,000
                                                             ---------------
CARRYING VALUE, NET OF TAXES                                    $27,585,000
--------------------------------------- -------------------- --------------- -------------------- ------------------- -------------

     At September 30, 2001, these three long term holdings had a potential market value (before taxes) of approximately $34.7 million, and a carrying value (before taxes) of $26.8 million. After allowing for related tax assets, the tax-effected carrying value of the holdings was $27.6 million, or 13.9% of PICO's shareholders' equity.

HYPERFEED TECHNOLOGIES, INC.
     During September 2001, the principal and accrued dividends on the HyperFeed Series A and Series B preferred stock held by PICO and its subsidiaries were converted into HyperFeed common shares at a conversion price of $1.03 per share. PICO received 7,462,856 common shares on conversion, increasing our voting ownership of HyperFeed from approximately 35% to approximately 42.4%.

     At September 30, 2001, PICO held the following securities in HyperFeed:

- 10,077,856 common shares, which had a carrying value of $2.4 million (before taxes), compared to a potential market value of $10.3 million (before taxes) based on the official closing price of $1.02 on September 28, 2001; and
- warrants to buy 4,055,195 shares. The exercise price for the warrants to buy 3,106,163 shares is fixed at $1.575 per share. However, the warrants to buy 949,032 shares are exercisable at the lesser of the stated exercise price, which averages approximately $1.844, or the then market price of the common stock. At September 30, 2001, the warrants were carried at estimated fair value of $1.3 million (before taxes).

     On October 29, 2001, HyperFeed reported a net loss of $1.7 million for the third quarter, and a net loss of $2.1 million for the first nine months of 2001. In both periods the net loss includes a $927,000 non-cash charge to recognize the accrued unpaid dividends on the Series A and Series B preferred stock which PICO converted to HyperFeed common shares during the third quarter.

     In the third quarter of 2001, compared to the preceding second quarter, HyperFeed's revenues declined by $1.1 million, or 11.7%. Revenues from the HyperFeed institutional business declined by 6.1% sequentially; however, revenues from the PCQuote business, which is oriented to individual investors, declined by 24.9%. The HyperFeed business contributed a gross margin of $2.6 million for the quarter, compared to $174,000 for the PCQuote business. Although total gross margin declined by $738,000 (or 20.9%) sequentially, HyperFeed was able to reduce operating expenses by $1 million (or 22.0%). This resulted in a $256,000 narrower net loss of $766,000 before preferred dividends for the quarter.

     In the accompanying news release, Jim Porter, Chairman and CEO of HyperFeed, explained that the PCQuote business had been "a strain" on the quarter's results, and that a restructuring had been implemented "to bring the costs associated with this business in line with the declining revenue base." HyperFeed estimated that "the resulting savings from the restructuring will be around $300,000 per month beginning in the fourth quarter of this year." At September 30, 2001, HyperFeed had cash and cash equivalents of $744,000.

JUNGFRAUBAHN HOLDING AG
     On May 21, 2001, when Jungfraubahn announced its annual results, 2000 was described as an exceptional year, whose results "will not be easily repeated." In particular, passenger numbers and revenues benefited from a 100-year anniversary promotion by a bank, Raiffeisen.

     On August 31, 2001, Jungfraubahn announced its results for the first six months of 2001. Revenues declined by 5.4 million Swiss Francs (i.e., CHF), or 10.6%, year over year to CHF45.7 million, principally due to the absence of revenues from the Raiffeisen campaign. Due to the CHF5.4 million reduction in revenue and a CHF2.1 million increase in operating expenses, EBITDA declined CHF7.5 million to CHF10.3 million, and net income dropped CHF7.6 million to CHF3.3 million, or CHF5.6 per share. In addition, the sale of art contributed an extraordinary profit of CHF1.4 million. Jungfraubahn did not publish a half-year balance sheet, but at December 31, 2000, book value per share was CHF485. On September 30, 2001, Jungfraubahn's stock price was CHF245, and CHF1 equaled $US0.6198.

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

     However, based on our inability to obtain financial information for the second quarter of 2001, and the absence of a commitment to provide quarterly financial statements on an on-going basis, we believe that we do not have the requisite "significant influence" for the equity method to be applied. Accordingly, we ceased to account for the investment under the equity method from the start of the second quarter (i.e., from April 1, 2001), and reverted to market value accounting under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The impact of this change on our financial statements is:

- in our income statement for the first nine months of 2001, we recorded a $667,000 dividend received from Jungfraubahn in investment income during the second quarter, and $241,000 of income in the line "Equity Share of Investees' Net Income" for the first quarter when the equity method was applied. No income related to Jungfraubahn was recorded during the third quarter; and
- in the balance sheet, from April 1, 2001 we began to record the investment at market value. This was approximately $6 million less than our previous carrying value because the share price of Jungfraubahn is less than that company's book value per share (i.e., net assets). This caused a reduction in shareholders' equity of approximately $6 million, or $0.48 per PICO share. This is a change in accounting treatment only, and does not reflect any change in the potential value of our investment in Jungfraubahn.

OTHER LONG TERM HOLDINGS
     On September 30, 2001, PICO held 9,450,000 shares in Australian Oil & Gas Corporation Limited, equivalent to 19.9% of the company. Under Australian securities laws, unless we make a tender offer for the whole company, PICO can only increase its shareholding in AOG by purchasing a maximum of 3% of the company every six months, and through participation in AOG's dividend reinvestment plan. On September 24, 2001, our Chairman, Ron Langley, joined AOG's Board of Directors. Given our percentage ownership and Board representation, we are in the process of determining whether we have the ability to exercise "significant influence" over AOG, as defined for equity accounting purposes. We have contacted AOG and requested an on-going commitment to provide timely quarterly financial statements, so that the equity method could potentially be applied to our investment in AOG. Currently AOG provides its shareholders with half-yearly financial information in accordance with the requirements of the Australian Stock Exchange.

     On September 5, 2001, AOG announced that it had returned to profit in the financial year to June 30, 2001. AOG's revenues increased 86.1% to $A130.1 million ($A1 = $US0.4912), and the company reported net income of $A8 million, or $A0.17 per share. Rig utilization improved during the year, from an average of 54% in the first half to 65% in the second half. The increase in utilization during the year appears to have translated into profit growth, with net income for the second half estimated at $5 million, compared to $3 million in the first half. In the letter accompanying the results, AOG indicated that rig utilization was "running at over 75%" and that "barring unforeseen events inherent in the contracting industry, profitability should be maintained or increased."

     During the second quarter, we participated in a restructuring and capital raising by Sihl, a Swiss public company. Sihl's core business is digital imaging, but the company has surplus property assets in and around Zurich. We own 150,000 shares in Sihl, or 9.9% of the company, with a carrying value of approximately $3.1 million (before taxes) at September 30, 2001.

THIRD QUARTER SEGMENT RESULTS
     The introduction of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," has added to the volatility in our reported results. Under SFAS 133, the change in estimated fair value (before taxes) of derivative instruments during an accounting period is recognized through the income statement for that period. In the case of PICO, SFAS 133 applies to our investment in warrants to buy shares in other companies, principally HyperFeed Technologies, Inc.

     In the third quarter of 2001, revenues of negative $2.8 million were recorded in the Long Term Holdings segment. Revenues were reduced by a $3.2 million SFAS 133 loss due to an unrealized reduction in the estimated fair value of warrants we own, primarily to buy shares in HyperFeed, during the third quarter. At June 30, 2001, when the price of HyperFeed common stock was $2.12, the estimated fair value of the warrants was $4.5 million. At September 30, 2001, when the price of HyperFeed common stock was $1.02, the estimated fair value of the warrants was $1.3 million. Segment revenues for the quarter also included investment income of $333,000, and other revenues of $59,000.

     Segment total expenses of $526,000 were recorded for the third quarter of 2001. Parent company overhead of $1.1 million and other segment expenses were partially offset by a $1.1 million accounting gain resulting from the effect of appreciation in the Swiss Franc on an inter-company loan during the quarter.


     Most of our investments in Swiss public companies are held by Global Equity SA, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity SA's funding comes from a loan from PICO, which is denominated in Swiss Francs. During the third quarter of 2001, the Swiss Franc rose sharply relative to the US dollar, more than recovering the decline experienced during the first six months of the year. Since we do not consider the inter-company loan to be permanent, under GAAP, when the Swiss Franc declines, we are required to record a charge through the income statement to reflect the fact that Global Equity SA owes PICO fewer US dollars. Conversely, if the Swiss Franc appreciates, we are required to record a gain since Global Equity SA owes PICO more US dollars. However, under GAAP, the equivalent debit or credit in the financial statements of Global Equity SA (since it owes PICO fewer or more US dollars) is included in shareholders' equity on the translation of its assets and liabilities into US dollars, and does not go through the income statement. Accordingly, PICO was required to record gains of $1.1 million in the third quarter and $22,000 for the nine months, although these were offset by equivalent decreases in the foreign currency translation component of shareholders' equity. Consequently, the currency effect on the inter-company loan has no net impact on book value.


     After recording a $1.2 million loss, representing our share of the net losses of investments which we account for under the equity method (primarily HyperFeed), the segment recorded a pre-tax loss of $4.5 million for the third quarter of 2001.

     In the third quarter of 2000, segment revenues were negative $7 million. Realized investment losses of $7.1 million were recognized, principally due to a $4.6 million loss on the sale of Conex Continental, Inc. and a $2.5 million provision against a loan to MKG Enterprises Corp. The segment also recorded investment income of $673,000 and other revenues of negative $596,000. After expenses of $2.1 million and equity income of $1.8 million (principally from Jungfraubahn), the segment incurred a loss before taxes of $7.3 million. The segment loss includes an $890,000 operating loss from Conex prior to its sale.

NINE MONTH SEGMENT RESULTS
     For the first nine months of 2001, segment revenues were negative $112,000. Revenues were reduced by a $1.5 million SFAS 133 decrease in the value of warrants during the nine months, and a $500,000 provision for loss on MKG, which were partially offset by investment income of $1.6 million and other revenues of $349,000. After expenses of $7.9 million and our $1 million proportionate share of the net losses for companies we account for under the equity method (principally HyperFeed), the segment incurred a pre-tax loss of $9.1 million. Segment expenses include a $2.3 million provision against the principal and accrued interest on the loans receivable from Dominion Capital Pty. Limited, and parent company overhead of $3.6 million for the nine months.

     As disclosed in the Long Term Holdings section of Item 7 in our 2000 Form 10-K, PICO had made short term advances of $2.2 million to Dominion Capital Pty. Limited, an Australian company. The advances consisted of two loans, which were due to be repaid in 2001. A loan for $1.2 million became past due in May 2001, and the other loan of $1 million became past due in September 2001. The assets collateralizing the loans include real estate in Australia. We have instituted legal proceedings in Australia to realize on the collateral and to obtain additional legal remedies, if required. Given that both loans are past due, and given the delays and uncertainties inherent in the legal process and realizing on the collateral, we have fully provided against the principal and accrued interest on both loans, which totals $2.3 million.

     In the first nine months of 2000, revenues of negative $7.2 million were recorded in the segment. This was primarily due to realized investment losses of $7.7 million, consisting of a $4.6 million loss on the sale of Conex, a $2.5 million provision against MKG Enterprises Corp., and a $562,000 realized loss on the sale of existing shares in Vidler to satisfy option obligations. Investment income of $672,000 more than offset other revenues of negative $221,000. Following expenses of $7.7 million and equity income of $2.2 million (principally from Jungfraubahn), the segment incurred a $12.8 million pre-tax loss. The segment loss for the nine months includes a $2.1 million operating loss from Conex prior to its sale.

LIQUIDITY AND CAPITAL RESOURCES -- THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     PICO Holdings, Inc. is a diversified holding company. Our assets primarily consist of investments in our operating subsidiaries, investments in other public companies, and cash and cash equivalents. On a consolidated basis, the Company had $14.3 million in cash and cash equivalents at September 30, 2001, compared to $13.6 million at December 31, 2000.

     Our cash flow position fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our investment portfolios. Our primary sources of funds include cash balances, cash flow from operations, the sale of investments, and -- potentially -- the proceeds of borrowings or equity offerings. We endeavor to ensure that funds are always available to take advantage of new investment opportunities.

     In broad terms, the cash flow profile of our principal operating subsidiaries is:

- Nevada Land & Resource Company, LLC is actively selling land which has reached its highest and best use, and is not part of PICO's long-term utilization plan for the property. Nevada Land's principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. Since these receipts and other revenues exceed Nevada Land's operating costs, Nevada Land is generating strong positive cash flow which provides funds to finance other group activities;

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

     Vidler's water-related assets began to generate significant cash flow in the first quarter of 2001. As commercial use of these assets increases, we expect that Vidler will start to generate free cash flow as income from leasing water or storage and the proceeds from selling land and water rights begin to overtake maintenance capital expenditure, financing costs, and operating expenses. As water lease and storage contracts are signed, we anticipate that Vidler may be able to monetize some of the contractual revenue streams, which could potentially provide another source of funds;

- Sequoia Insurance Company is currently generating positive cash flow from increased written premium volume. Shortly after a policy is written, the premium is collected and the funds can be invested for a period of time before they are required to pay claims. Free cash flow generated by Sequoia is being deployed in the company's investment portfolio;

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

     There was a $618,000 net increase in cash and cash equivalents in the first nine months of 2001, compared to a $996,000 net increase in the first nine months of 2000.

     During the first nine months of 2001, Operating Activities generated $1.1 million of cash. The most significant cash inflow was $9.4 million in total receipts from the sale of water rights in the Harquahala Valley. The most significant uses of cash were operating expenses, and claims payments by our "run off" insurance subsidiaries.

     In the first nine months of 2000, Operating Activities used cash of $11.7 million, primarily due to the purchase of Spring Valley Ranches for approximately $4.9 million, and the payment of insurance claims by the "run off" insurance companies and operating costs at Vidler.

     In the first nine months of 2001, Investing Activities generated cash of $455,000. The most significant cash inflow was $7.6 million from the sale of part of our interest in Semitropic. Cash outflows included the investment of $3.4 million in Sihl, a Swiss public company, and $817,000 to increase our shareholding in AOG. In addition, Nevada Land and Vidler invested approximately $8.7 million in high-grade corporate bonds with less than 1 year to maturity to maximize the return on the proceeds of land and water rights sales.

     Most of the remaining Investing Activities cash flow represents activity in the investment portfolios of our insurance companies:

- Sequoia Insurance Company, which is the only insurance company writing new business, has been realigning its bond portfolio through the purchase of high-grade corporate bonds with 4 to 10 years to maturity, utilizing the proceeds from the sale of bonds with lower yields to maturity; and
- the "run off" companies structure their fixed-income portfolios to match the projected pattern of claims payouts, utilizing the proceeds of maturing fixed-income securities, the sale of investments, investment income, and recoveries from reinsurance companies.

     In the first nine months of 2000, Investing Activities used $37.1 million in cash. The majority of the cash outflow represented:

- activity in our insurance company investment portfolios, where the proceeds of cash and cash equivalents and maturing fixed-income securities were reinvested in longer-dated corporate bonds and small capitalization value stocks;
- the investment of $6.2 million to purchase interests in Fish Springs Ranch, LLC and V&B, LLC, which own water-righted ranch property and associated lands in northern Nevada; and
-    the acquisition of Personal Express for approximately $3 million.

     Financing Activities used $816,000 of cash in the first nine months of 2001. Vidler paid off approximately $2.5 million in non-recourse borrowings collateralized by the farm properties in the Harquahala Valley Irrigation District which it sold to Allegheny. Global Equity SA took on an additional $2.2 million of Swiss Franc-denominated bank borrowings to help finance the acquisition of investments in Swiss public companies, principally Sihl.

     In the first nine months of 2000, there was a $49.4 million cash inflow from Financing Activities due to the rights offering which raised $49.8 million in new equity capital in March 2000.

     At September 30, 2001, PICO had no other significant commitments for future capital expenditures, other than in the ordinary course of business.

     PICO is committed to maintaining Sequoia's capital and statutory surplus at a minimum of $7.5 million. At September 30, 2001, Sequoia had approximately $28.1 million in capital and statutory surplus. PICO also aims to maintain Sequoia's A.M. Best rating at or above its present "A-" (Excellent) level. At some time in the future, this may require the injection of additional capital.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The Company's bank debt is short-term in nature as the Company generally secures rates for periods of approximately three to five years and therefore approximates fair value. At September 30, 2001, the Company had $110.6 million of fixed maturity securities and mortgage loans, $53.1 million of marketable equity securities that were subject to market risk, and $35.1 million of investments denominated in foreign currencies, primarily Swiss francs. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

     The Company uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage loans, the Company uses duration modeling to calculate changes in fair value. For its marketable securities, the Company uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, the Company uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of a securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $1.5 million for a 100 basis point increase in interest rates on its fixed securities and mortgage loans. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produced a loss in fair value of $10.1 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of the Company's net foreign denominated investments produced a loss of $5.4 million that would impact the unrealized appreciation and foreign currency translation in shareholders' equity.

                           PART II: OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)  Exhibits:

              See Exhibit Index.

         (b)  Reports on Form 8-K:

              None

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                PICO HOLDINGS, INC.


Dated:  November 8, 2001        By:  /s/ MAXIM C.W. WEBB
                                   --------------------------------------------
                                   Maxim C.W. Webb
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBITS INDEX

      Exhibit
      Number                                                     Description
      ------                                                     -----------


             + 2.2 Agreement and Plan of Reorganization, dated as of May 1, 1996, among PICO, Citation Holdings, Inc. and Physicians and amendment thereto dated August 14, 1996 and related Merger Agreement.
         +++++ 2.3  Second Amendment to Agreement and Plan of Reorganization
                    dated November 12, 1996.
             # 2.4 Agreement and Debenture, dated November 14, 1996 and November 27, 1996, respectively, by and between Physicians and HyperFeed Technologies, Inc. Purchase and Sale Agreement by, between and among Nevada Land & Resource
             # 2.5  Company, LLC, Global Equity, Western Water Company and
                    Western Land Joint Venture dated April 9, 1997.
          +++++3.1  Amended and Restated Articles of Incorporation of PICO.
           + 3.2.2  Amended and Restated By-laws of PICO.
            -10.55 Consulting Agreements, effective January 1, 1997, regarding retention of Ronald Langley and John R. Hart as consultants by Physicians and Global Equity.
          ++ 10.57  PICO 1995 Stock Option Plan
        -+++ 10.58  Key Employee Severance Agreement and Amendment No. 1
                    thereto, each made as of November 1, 1992, between PICO and Richard H. Sharpe and Schedule A identifying other substantially identical Key Employee Severance Agreements between PICO and certain of the executive officers of PICO.
         +++ 10.59  Agreement for Purchase and Sale of Shares, dated May 9,
                    1996, among Physicians, Guinness Peat Group plc and Global Equity.
          ++ 10.60 Agreement for the Purchase and Sale of Certain Assets, dated July 14, 1995 between Physicians, PRO and Mutual Assurance, Inc.
          ++ 10.61  Stock Purchase Agreement dated March 7, 1995 between
                    Sydney Reinsurance Corporation and Physicians.
        ++++ 10.63  Amendment No. 1 to Agreement for Purchase and Sale of
                    Certain Assets, dated July 30, 1996 between Physicians, PRO and Mutual Assurance, Inc.
            ## 18. Letter from Deloitte and Touche LLP regarding change in accounting principle.
             # 21.  Subsidiaries of PICO.
           ### 28. Form S-8, Registration Statement under the Securities Act of 1933, for the PICO Holdings, Inc. Employees 401(k) Retirement Plan and Trust, Registration No. 333-36881.
          #### 29. Form S-8, Registration Statement under the Securities Act of 1933, for the Physicians Insurance Company of Ohio 1995 Non-Qualified Stock Option Plan and assumed by PICO Holdings, Inc., Registration No. 333-32045.

              --------------------------------------------------------------


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