Form 10-K405
period 2001-12-31
PICO HOLDINGS INC /NEW
filed 2002-03-18
CIK 830122

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [ X ]

Approximate aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based on the closing sales price of such stock as reported in the NASDAQ National Market) on March 13, 2002 was $75,185,221. This excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant's common stock.

On March 13, 2002, the Registrant had 12,368,616 shares of common stock, $.001 par value, outstanding, excluding 4,415,607 shares of common stock which are held by the registrant and its subsidiaries.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1)      None.

================================================================================

                               PICO HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                           Page
                                                                                                                            No.
                                                                                                                            ---
  PART I..............................................................................................................      3

      Item 1.   BUSINESS..............................................................................................      3
      Item 2.   PROPERTIES............................................................................................     11
      Item 3.   LEGAL PROCEEDINGS.....................................................................................     11
      Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................     11

  PART II.............................................................................................................     12

      Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................     12
      Item 6.    SELECTED FINANCIAL DATA..............................................................................     13
      Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS........................................................................     14
           7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.........................................     50
      Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................     50
      Item 9.    CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE.........................................................................     88

  PART III............................................................................................................     89

      Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................     89
      Item 11.  EXECUTIVE COMPENSATION................................................................................     89
      Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT......................................................................................     89
      Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................     89

  PART IV.............................................................................................................     89

      Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................................     89

  SIGNATURES..........................................................................................................     99

                                     PART I

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT OUR INVESTMENT PHILOSOPHY, PLANS FOR EXPANSION, BUSINESS EXPECTATIONS, AND REGULATORY FACTORS. THESE STATEMENTS REFLECT OUR CURRENT VIEWS ABOUT FUTURE EVENTS WHICH COULD AFFECT OUR FINANCIAL PERFORMANCE. ALTHOUGH WE AIM TO PROMPTLY DISCLOSE ANY NEW DEVELOPMENT WHICH WILL HAVE A MATERIAL EFFECT ON PICO, WE DO NOT UNDERTAKE TO UPDATE ALL FORWARD-LOOKING STATEMENTS UNTIL OUR NEXT PERIODIC SEC FILING. YOU SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, BECAUSE THEY ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE LISTED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS, OR FROM OUR PAST RESULTS.


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

     Over time, the assets and operations owned by PICO will change. Currently our major activities are:
- owning and developing water rights and water storage operations through Vidler Water Company, Inc.;
- owning and developing land and the related mineral rights and water rights through Nevada Land & Resource Company, LLC;
- property and casualty insurance in California and Nevada through Sequoia Insurance Company, and "running off" the property and casualty loss reserves of Citation Insurance Company;
- "running off" the medical professional liability loss reserves of Physicians Insurance Company of Ohio; and
-    making long term value-based investments in other public companies.

     The address of our main office is 875 Prospect Street, Suite 301, La Jolla, California 92037, and our telephone number is (858) 456-6022.

     Our web-site at www.picoholdings.com contains further material about PICO, our Securities and Exchange Commission filings, and links to other sites, including some of the companies which we are associated with. You should check the site periodically during the year for press releases and updated information.

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

     We entered the water rights and water storage business with the acquisition of Vidler Water Company, Inc. in 1995. At the time, Vidler owned a limited quantity of water rights and related assets in Colorado. Since then, Vidler has acquired:

- additional water rights and related assets, predominantly in Arizona and Nevada. Vidler seeks to acquire water rights at prices consistent with their current use, with the expectation of an increase in value if the water right can be converted to a higher use. The majority of Vidler's water rights are in Nevada and Arizona, the two states which experienced the most rapid population growth in the past 10 years; and
-    interests in water storage facilities in Arizona and California.
PICO currently owns approximately 96.2% of Vidler.

     Vidler is the leading private company in the water rights and water storage business in the southwestern United States. PICO identified water rights and water storage as attractive niches to invest in due to the escalating supply/demand imbalance for water in the Southwest. There are already disparities between the time and place of highest demand and the time and place where supplies of water are available. Meanwhile, demand continues to rise rapidly, fueled by population growth, economic development, environmental requirements, and the claims of Native Americans.

     While, physically, there is enough water in the region to meet foreseeable demand, some of the water is in remote locations and available water is allocated inefficiently, which creates opportunity for private providers such as Vidler. For example:

- the majority of water rights are currently controlled by agricultural users. In many locations, there are insufficient water rights controlled by municipal users to meet present and future demand;
- currently there are not effective procedures in place for the transfer of water from private parties with excess supply in one state to end-users in other states, although regulation and procedures are steadily being developed to facilitate the interstate transfer of water; and
- infrastructure to store water will be required to accommodate and allow interstate transfer, and transfers from wet years to dry years. Currently there is limited storage capacity in place.

     The water rights and water storage business is relatively new and complex, and water law and terminology vary from state to state. A water right is the legal right to divert water and put it to beneficial use. Water rights are tradable assets which can be bought and sold. In some states, the use of the water can also be leased. The value of a water right depends on a number of factors, including location, the seniority of the right, and whether or not the water is transferable.

     Vidler is engaged in the following activities:

- identifying end-users in the Southwest who require water, namely water utilities, municipalities, developers, or industrial users, and then locating a source of water and supplying the demand, utilizing the Company's own assets where possible;
- acquiring water rights, redirecting the water right to its highest and best use, and then generating cash flow from either leasing the water or selling the right;
- development of storage and distribution infrastructure, and then generating cash flow from charging customers fees for "recharge," or placing water into storage; and
-    purchase and storage of water for resale in dry years.

     After an acquisition and development phase spanning several years, Vidler's priority is to develop recurring cash flow from these assets and additional water assets which we may acquire or develop in the future.

     If Vidler is successful in commercially developing its water and water storage assets, revenues could be significantly higher in future years if the company:

- secures significant supply contracts utilizing its water rights in Arizona and Nevada; and
-    obtains contracts to store water at the Vidler Arizona Recharge Facility.

     Vidler has also entered into joint ventures with parties who lack the capital or expertise to commercially develop water rights. Vidler continues to explore additional joint venture opportunities throughout the Southwest.

     This table details the water rights and water storage assets owned by Vidler at December 31, 2001. Please note that this is intended as a summary, and that some numbers are rounded. Item 7 of this Form 10-K contains more detail about these assets, recent developments affecting them, and the current outlook.

     An acre-foot is a unit commonly used to measure the volume of water. An acre-foot is the volume of water required to cover one acre to a depth of one foot. As a rule of thumb, one acre-foot of water would sustain two families of four persons each for one year.

------------------------------------------- ----------------------------------------------- ----------------------------------------
NAME OF ASSET & APPROXIMATE LOCATION        BRIEF DESCRIPTION                               PRESENT COMMERCIAL USE
------------------------------------------- ----------------------------------------------- ----------------------------------------
WATER RIGHTS

ARIZONA:

HARQUAHALA VALLEY GROUND WATER BASIN        16,520 acres of land, plus 4,814 acres          Leased to farmers
LA PAZ & MARICOPA COUNTIES                  under option
75 miles northwest of metropolitan Phoenix  39,911 acre-feet of transferable ground water, plus 13,764 acre-feet under option

                                            State legislation allows use of the
                                            Central Arizona Project Aqueduct to
                                            convey up to 20,000 acre-feet of
                                            ground water from this area to
                                            cities and communities in the
                                            Phoenix metropolitan area as an
                                            assured municipal water supply

------------------------------------------- ----------------------------------------------- ----------------------------------------
NEVADA:

FISH SPRINGS RANCH, LLC (51% INTEREST) &    8,600 acres of deeded ranchland                 Vidler is currently farming the
  V&B, LLC (50% INTEREST)                                                                   property. Cattle graze on part of the
Washoe County, 40 miles north of Reno       8,000 acre-feet of permitted water rights,      property on a revenue-sharing basis
                                            which are transferable to the Reno/Sparks area


------------------------------------------- ----------------------------------------------- ----------------------------------------
LINCOLN COUNTY JOINT VENTURE                Applications* for more than 100,000 acre-feet    Agreement to supply an electricity-
                                            of water rights through a joint venture with     generating company with between 6,700
                                            Lincoln County, of which it is currently         and 9,000 acre-feet of water at $3,300
                                            anticipated that up to 40,000 acre-feet will     per acre-foot
                                            be permitted and put to use in Lincoln County.

                                            The purchase of approximately 822 acre-feet of
                                            permitted  water rights at Meadow Valley is in
                                            escrow

------------------------------------------- ----------------------------------------------- ----------------------------------------
SANDY VALLEY                                Application* for 2,000 acre-feet of water       Agreement to supply water to support
Near the Nevada / California state line     rights                                          addiitonal growth at Primm, Nevada once
in the Interstate 15 corridor                                                               the water rights have been permitted

                                            *The numbers indicated for water
                                            rights applications are the maximum
                                            amount which we have filed for. In
                                            some cases, we anticipate that the
                                            actual permits received will be for
                                            smaller quantities.
------------------------------------------- ----------------------------------------------- ----------------------------------------
WEST WENDOVER                               Approximately 6,300 acres of land near West     Agreement to sell 7 acres of industrial
Adjacent to the Nevada / Utah state line    Wendover, Nevada                                land
in the Interstate 80 corridor
------------------------------------------- ----------------------------------------------- ----------------------------------------
BIG SPRINGS RANCH                           Approximately 37,500 acres of deeded ranch      Leased to ranchers
65 miles from Elko in Elko County, Nevada   land
                                            6,000 acre-feet of certificated water rights
                                            6,000 acre-feet of permitted water rights
------------------------------------------- ----------------------------------------------- ----------------------------------------


------------------------------------------- ----------------------------------------------- ---------------------------------------
COLORADO:

CLINE RANCH                                 Approximately 500 acre-feet of senior water     Sale agreement in final stages of
                                            rights                                          regulatory approval

------------------------------------------- ----------------------------------------------- ---------------------------------------
VIDLER TUNNEL WATER RIGHTS                                                                  Agreement to sell 200 acre-feet of
(the Vidler Tunnel itself was divested in                                                   senior water rights, 640 acre-feet of
2000)                                                                                       junior water rights, and related land
                                                                                            and tunnel assets to the City of
                                                                                            Golden, Colorado

                                                                                            Agreement to sell 86 acre-feet of
                                                                                            water rights to East Dillon Water
                                                                                            District

                                            163 acre-feet of senior water rights            65.73 acre-feet leased. Vidler has
                                                                                            applied for remaining water rights
                                                                                            to be upgraded, which will increase
                                                                                            their commercial value

------------------------------------------- ----------------------------------------------- ---------------------------------------
WET MOUNTAIN                                600 acre-feet of priority water rights          Vidler is in discussions with  potentia
                                                                                            users


------------------------------------------- ----------------------------------------------- ---------------------------------------
WATER STORAGE

ARIZONA:

VIDLER ARIZONA RECHARGE FACILITY            An underground water storage facility
                                            with Harquahala Valley, Arizona
                                            estimated capacity exceeding 1
                                            million acre-feet and permitted
                                            annual recharge capability of up to
                                            100,000 acre-feet

------------------------------------------- ----------------------------------------------- ---------------------------------------
CALIFORNIA:

SEMITROPIC WATER STORAGE FACILITY           The right to store 30,000 acre-feet of
                                            water underground for 35 years. This
                                            includes the right to recover up to
                                            approximately 6,800 acre-feet in any
                                            one year and minimum guaranteed
                                            recovery of approximately 2,700
                                            acre-feet every year
------------------------------------------- ----------------------------------------------- ---------------------------------------


                  LAND AND RELATED MINERAL RIGHTS AND WATER RIGHTS

     In April 1997, PICO paid $48.6 million to acquire Nevada Land & Resource Company, LLC, which at the time owned approximately 1,352,723 acres of deeded land in northern Nevada, and the water, mineral, and geothermal rights related to the property. Much of Nevada Land's property is checker-boarded in square mile sections with publicly owned land. The lands generally parallel the Interstate-80 corridor and the Humboldt River from West Wendover, in northeast Nevada, to Fernley, in western Nevada.

     Nevada Land is the largest private landowner in the state of Nevada. According to census data, the population of Nevada increased 66% in the 10 years ended April 1, 2000, which was the most rapid population growth of any state in the United States. In the fifteen months from April 1, 2000 to July 1, 2001, Nevada's population increased another 5.4%, to approximately 2.1 million people. Most of the growth is centered in southern Nevada, which includes the city of Las Vegas and surrounding municipalities. Governmental agencies own approximately 87% of the land in Nevada, so developable land is relatively scarce.

     Before we acquired Nevada Land, the property had been under the ownership of a succession of railway companies, to whom it was a non-core asset. Accordingly, we believe that the potential of the property had never been exploited.

     After acquiring Nevada Land, we completed a "highest and best use study." The study divided the land into 7 major categories and developed strategies to maximize the value of each type of asset. These strategies include:

- the sale of land and water rights. There is demand for land and water for a variety of purposes including residential development, residential estate living, farming, ranching, and from industrial users -- for example, electricity-generating companies, which wish to locate new plants in Nevada;

- land exchanges where Nevada Land transfers parcels of its land in return for land owned by government agencies or private parties. The Bureau of Land Management and other government agencies are motivated to conduct land exchanges for many purposes, including obtaining environmentally sensitive lands for conservation purposes or consolidating their land holdings into more manageable contiguous parcels. Nevada Land completed its first land exchange in 2000, and is working on other potential exchanges;
- the development of water rights. Nevada Land has applied for additional water rights on land owned by the company. Where water rights are permitted, we anticipate that the value and marketability of the related land will increase;
-    the development of land in and around growing municipalities; and
-    the management of mineral rights.

A cost basis has been assigned to each category of land and other asset, which, in aggregate, equals Nevada Land's original purchase price.

     During the period from April 23, 1997 to December 31, 2001, Nevada Land received consideration of approximately $15.5 million from the sale and exchange of land and the sale of water rights. This is comprised of $13.6 million in sales of land, $1.3 million of cash and land received in a land exchange transaction, and $624,000 from the sale of water rights. Over this period, we sold 113,128 acres and divested 25,828 acres in a land exchange. The average price received in land disposals has been $112 per acre, compared to our average basis of $57 in the acres disposed of, and the average cost of $35 per acre for the total land, water, and mineral assets acquired. Therefore, the proceeds from selling and exchanging 10.3% of the land area acquired represent 31.5% of the cost basis of the original land, water, and mineral assets.

     At December 31, 2001, Nevada Land owned approximately 1,213,767 acres of former railroad land. We anticipate continuing to sell parcels of land for residential, agricultural, and industrial use, and that significantly larger parcels could be divested through land exchanges.

     In addition to the former railroad property, Nevada Land has acquired:
- 17,558 acres of land in a land exchange with a private landowner. This land is contiguous with Native American tribal lands and is culturally sensitive. We have agreed to a second transaction, with the Bureau of Land Management, where we will give up the 17,558 acres in exchange for lands in the Highway 50 corridor, which runs from the state capital of Carson City, Nevada to Fernley, Nevada. While agreement has been reached, it will likely take several years to complete the exchange; and
- Spring Valley Ranches, which is located approximately 40 miles west of Ely in White Pine County, Nevada. This property was purchased out of bankruptcy proceedings in 2000. We believe that the land has significant environmental value to federal agencies, making it suitable for a land exchange transaction. The real estate assets consist of approximately 9,500 acres of deeded land and 500,000 acres of Forest Service and Bureau of Land Management allotment land. There are 5,582 acre-feet of permitted agricultural water rights related to the property. Nevada Land intends to develop these water rights in conjunction with the property.

     During 2000 and 2001, Nevada Land filed applications for an additional 105,516 acre-feet of water rights on the company's lands. The applications consist of:
- 39,076 acre-feet of water rights for the beneficial use of irrigating the related 9,769 acres of arable land, and 40,240 acre-feet of water rights for municipal and industrial use, on the former railroad lands; and
- 26,200 acre-feet of water rights for the beneficial use of irrigating another 6,550 acres of Spring Valley Ranches.

     Progress continues on a number of potential land exchange transactions, in which Nevada Land will give up land with environmental, cultural, or historical value, in exchange for land which is either more marketable, or suitable for future development. In some cases, we may form joint ventures with developers in order to participate in the upside from developing the land acquired. Nevada Land is currently working on the following land exchange opportunities, each of which could take up to several years to complete:
- the exchange of mountain lands in Washoe County for land suitable for industrial use in Lincoln County;
- the exchange of mountain lands in Washoe County for land suitable for residential, commercial, and industrial use near Dayton, in Lyon County;
- the exchange of working ranch land at Spring Valley Ranches and mountain lands in Pershing County for developable land in southeastern Nevada; and
- the exchange of mountain lands in Elko County for land which would be suitable for agricultural use in Independence Valley, Elko County.

                          PROPERTY AND CASUALTY INSURANCE

     PICO's Property and Casualty Insurance segment is comprised of our California-based subsidiaries Sequoia Insurance Company and Citation Insurance Company. Physicians Insurance Company of Ohio acquired Sequoia in 1995, and merged with Citation's parent company in 1996.

     Sequoia's core business is property and casualty insurance in California and Nevada, focusing on the niche markets of commercial insurance for small to medium-sized businesses and farm insurance. While Sequoia had previously written some personal insurance in California, the company's book of business in personal lines of insurance increased significantly with the acquisition of the Personal Express Insurance Services, Inc. book of business in May 2000. Personal Express has a unique business model, writing insurance direct with the customer, but with branches providing local service for underwriting and claims. At present Personal Express operates in two central California cities -- Bakersfield and Fresno.

     In the past, Citation wrote commercial property and casualty insurance, primarily in California and Arizona. After the merger was completed, we identified redundancy between Citation and Sequoia, and combined the operations of the two companies. After we assumed management of Citation, we tightened underwriting standards significantly and did not renew much of the business which Citation had written previously. Eventually all business in California and Nevada was transitioned to Sequoia. Citation ceased writing business at the end of 2000, and is now in "run off." This means that Citation is handling claims arising from its historical business, but not writing new business. Most of the revenues of an insurance company in "run off" come from investment income. Citation's loss reserve liabilities and corresponding investment assets are decreasing as claims are paid with the funds from maturing fixed-income securities.

     Sequoia's management takes a selective approach to underwriting and aims to earn a profit from underwriting (that is, a profit before investment income). During the period of our ownership of both companies, there have also been a number of management initiatives to improve efficiency and reduce expenses. These include the combination of the operations of Sequoia and Citation, the introduction of an innovative information system, and the re-underwriting of each company's book of business. Sequoia has earned a profit from its insurance activities, before investment income, in 3 of the past 5 years.

     In 1998 and 1999, Citation incurred losses from its insurance business due to a large number of claims in one line of business -- artisans/contractors construction defect insurance -- which Citation stopped writing in 1995, the year before the merger.

     In this segment, revenues come from premiums earned on policies written and investment income on the assets held by the insurance companies. Typically more than 80% of the insurance companies' portfolios are invested in fixed-income securities, and up to 20% in equities. The fixed-income portfolios focus on high quality corporate bonds with 10 or less years to maturity. The equities portion of the Sequoia and Citation portfolios contains some of PICO's long term holdings, as well as a number of small-capitalization value investments.


                      MEDICAL PROFESSIONAL LIABILITY INSURANCE

     Until 1995, Physicians Insurance Company of Ohio and The Professionals Insurance Company wrote medical professional liability insurance, mostly in the state of Ohio. In 1995, Physicians and Professionals stopped writing new business and went into "run off." On December 21, 2001, Professionals merged with, and into, Physicians.

     Although we periodically evaluate the strategic alternatives, we currently believe that the most advantageous option is for Physicians' own claims personnel to manage the "run off" and for us to retain management of the associated investment portfolios.


                                 LONG TERM HOLDINGS

     This segment contains our long-term investments in public companies, subsidiaries, and other assets which individually are too small to constitute a segment, and parent company assets.

      PICO invests in companies which we identify as undervalued based on fundamental analysis. Typically, the stocks will be selling for less than tangible book value or appraised intrinsic value -- that is, our assessment of what the company is worth. Often the stocks will also be trading for low ratios of earnings and cash flow, or on high dividend yields. Additionally, the company must have special qualities, such as unique assets, a potential catalyst for change, or it may be in an industry with attractive characteristics.

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

     Before a substantial sum is invested, after significant research and analysis, we must be convinced that -- for an acceptable level of risk -- there is sufficient value to provide the opportunity for superior returns. On rare occasions, we will deviate from our strict value criteria. In these cases, given the higher level of risk, we invest smaller sums.

     We sell investments if their price has significantly exceeded our objective, or if there have been changes in the business or in the company which we believe limit further appreciation potential, on a risk-adjusted basis.

     PICO began to invest in European companies in 1996. We have been accumulating shares in a number of undervalued asset-rich companies, particularly in Switzerland, which we believe will benefit from pan-European consolidation.

     Our largest long-term investments are in HyperFeed Technologies, Inc., Jungfraubahn Holding AG, and Australian Oil & Gas Corporation Limited. After allowing for related taxes, the carrying value of these three holdings on December 31, 2001 was approximately $29.2 million, which represents 14.1% of PICO's shareholders' equity.

          ----------------------------------------------------------------------------------------------------------------
          DECEMBER 31, 2001                                               CARRYING VALUE       UNITS HELD    CLOSING PRICE

          Carrying value before taxes:
          HyperFeed Technologies, Inc.              Common                     $2,128,000      10,077,856           $0.61
                                                    Warrants                      527,000       4,055,195        unlisted
                                                                         -----------------
                                                    Total                       2,655,000

          Jungfraubahn Holding AG                                              17,676,000         112,672         $156.88
          Australian Oil & Gas Corporation Limited                              7,489,000       9,867,391           $0.76
                                                                         -----------------
          Total carrying value before taxes                                   $27,820,000

          Deferred taxes                                                       $1,363,000
                                                                         -----------------
          Carrying value                                                      $29,183,000

          Notes:   1. Our HyperFeed common shares are carried under the equity method. This is cost, adjusted for our proportionate share of net income (or losses) and other events affecting equity. This is explained in the Long Term Holdings section of Item 7, and in Note 4 of Notes to Consolidated Financial Statements, "Investment in Unconsolidated Affiliates."

                   2. Our HyperFeed warrants are carried at estimated fair value, based on the Black-Scholes model. Full detail is provided in
          Note 4 of Notes to Consolidated Financial Statements, "Investment in Unconsolidated Affiliates"; however, the volatility of the common shares, and their price at December 31, 2001 are important inputs in the valuation. Since the HyperFeed price can be volatile, the carrying value of the warrants can fluctuate considerably from quarter to quarter. We are required to use this accounting treatment; however, it introduces volatility to our reported shareholders' equity.

                   3. At December 31, 2001, it would have cost $5.5 million to exercise our HyperFeed warrants.

--------------------------------------------------------------------------------

     We also have a small portfolio of alternative investments where, in previous years, we deviated from our traditional value criteria in an attempt to capitalize on areas of potentially greater growth without incurring undue risk. The total after-tax carrying value of this portfolio at year-end was $3.2 million, which represents approximately 1.5% of shareholders' equity. The largest investment in this group is SISCOM, Inc.

                                  FUTURE STRATEGY

     Over the past 4 years, the majority of PICO's new investments have been in private companies and foreign public companies. New investments were focused in these areas because we perceived that selected private companies and foreign public companies carried less downside risk and offered greater upside potential than investment in publicly-traded small-capitalization value equities in North America.

     Although the actual investments which PICO makes depend on many factors, in the foreseeable future it is likely that new investments will be focused on domestic and foreign small-capitalization value equities, rather than private companies.

EMPLOYEES

     At December 31, 2001, PICO had 139 employees. A total of 8 employees were engaged in land and related mineral rights and water rights operations; 4 in water rights and storage; 105 in property and casualty insurance operations; 4 in medical professional liability operations; and 18 in holding company activities.

EXECUTIVE OFFICERS

     The executive officers of PICO are as follows:

                Name             Age                   Position
                ----             ---                   --------
         Ronald Langley          57    Chairman of the Board, Director
         John R. Hart            42    President, Chief Executive Officer and
                                       Director
         Richard H. Sharpe       46    Chief Operating Officer
         James F. Mosier         54    General Counsel and Secretary
         Maxim C. W. Webb        40    Chief Financial Officer and Treasurer

     Except for Maxim C. W. Webb, each executive officer of PICO was an executive officer of Physicians prior to the 1996 merger between Physicians Insurance Company of Ohio and Citation Insurance Group, the predecessors to PICO Holdings, Inc. Each became an officer of PICO in November 1996 as a result of the merger. Maxim C. W. Webb was an officer of Global Equity Corporation and became an officer of PICO upon the effective date of the PICO/Global Equity Corporation Combination in December 1998.

     Mr. Langley has been Chairman of the Board of PICO since November 1996 and of Physicians since July 1995. Mr. Langley has been a Director of PICO since November 1996 and a Director of Physicians since 1993. Mr. Langley has been a Director of HyperFeed Technologies, Inc., formerly, PC Quote, Inc. ("HyperFeed") since 1995 and a Director of Jungfraubahn Holding AG since 2000. Mr. Langley became a Director of Australian Oil & Gas Corporation Limited in September 2001.

     Mr. Hart has been President and Chief Executive Officer of PICO since November 1996 and of Physicians since July 1995. Mr. Hart has been a Director of PICO since November 1996 and a Director of Physicians since 1993. Mr. Hart has been a Director of HyperFeed since 1997, and a Director of SISCOM, Inc. since November 1996.

     Mr. Sharpe has served as Chief Operating Officer of PICO since November 1996, and in various executive capacities since joining Physicians in 1977.

     Mr. Mosier has served as General Counsel and Secretary of PICO since November 1996 and of Physicians since October 1984 and in various other executive capacities since joining Physicians in 1981.

     Mr. Webb has been Chief Financial Officer and Treasurer of PICO since May 14, 2001. Mr. Webb served in various capacities with the Global Equity Corporation group of companies since 1993, including Vice President, Investments of Forbes Ceylon Limited from 1994 through 1996. Mr. Webb became an officer of Global Equity Corporation in November 1997 and Vice President, Investments of PICO on November 20, 1998. Mr. Webb has been a Director of SISCOM, Inc. since November 1996.

ITEM 2. PROPERTIES

     PICO leases approximately 6,354 square feet in La Jolla, California for its principal executive offices.

     Physicians leases approximately 1,892 square feet of office space in Columbus, Ohio for its headquarters. Sequoia leases office space for its and Citation's headquarters in Monterey, California and for regional claims and underwriting offices in Modesto, Monterey, Ventura, Visalia, Orange, Pleasanton, San Jose, Bakersfield, Clovis and Sacramento, California as well as Midvale, Utah. Nevada Land leases office space in Carson City, Nevada. Vidler and Nevada Land hold significant investments in land, water rights and mineral rights in the western United States. See "Item 1-Business-Introduction."


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

     On January 10, 1997, Global Equity Corporation ("Global Equity"), a wholly owned PICO subsidiary, commenced an action in British Columbia against MKG Enterprises Corp. ("MKG") to enforce repayment of a loan made by Global Equity to MKG. On the same day, the Supreme Court of British Columbia granted an order preventing MKG from disposing of certain assets pending resolution of the action. In March 1999 Global Equity filed an action in the Supreme Court of British Columbia against a third party. This action states the third party had fraudulently entered into loan agreements with MKG. Accordingly, under this action Global Equity is claiming damages from the third party and restraining the third party from further action.

     During 2000 and 2001, Global Equity entered into settlement negotiations with a third party to dispose of the remaining assets of MKG. Due to the protracted nature of these discussions and the increasing uncertainty of whether the remaining asset can be realized, Global Equity wrote off the remaining balance of $500,000 of the investment in the quarter ended June 30, 2001. (See Long Term Holdings in "Management's Discussion and Analysis of Financial Condition and Results of Operations".) Global Equity is currently reviewing its legal options before deciding if it will continue pursuing the outstanding legal actions.

     As disclosed in our 2000 Annual Report on Form 10-K and subsequent SEC filings, in September and December 2000, PICO Holdings loaned a total of $2.2 million to Dominion Capital Pty. Ltd. ("Dominion Capital"), a private Australian company. In May 2001, one of the loans for $1.2 million became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loans of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO has commenced legal actions through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing a legal action and our ability to realize the assets collateralizing the loans, PICO fully provided for these loans and interest accrued in 2001.

     PICO has been awarded summary judgment in relation to the principal and interest on the $1.2 million loan and, as a result, Dominion Capital has been placed in receivership. The court appointed receiver is in the process of ascertaining Dominion Capital's assets and liabilities. The court trial in connection with PICO's $1 million loan (with interest) has been adjourned pending the receiver's investigations. In addition, PICO has commenced proceedings in Australia to secure the proceeds from the sale of real estate in Australia offered as collateral under the $1.2 million loan.

     See Note 15 of Notes to Consolidated Financial Statements, "Commitments and Contingencies."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Company held its Annual Meeting of Shareholders on October 11,
          2001.

      (b) At the October 11, 2001 Annual Meeting of Shareholders, Robert R. Broadbent and Carlos C. Campbell were elected to terms ending in 2004. The other Directors whose terms continued after the meeting are John
          R. Hart, Ronald Langley, John D. Weil, S. Walter Foulkrod, III, Esq., and Richard D. Ruppert, MD.

      (c) The following matters were voted upon and approved by the Company's shareholders at the Company's October 11, 2001 Annual Meeting of
          Shareholders:
          1) To elect Robert R. Broadbent and Carlos C. Campbell as Directors. Both Mr. Broadbent and Mr. Campbell were elected as Directors for terms ending in 2004. The vote for Mr. Broadbent was 9,287,300 votes in favor, no votes against, and 240,887 abstentions.
              The vote for Mr. Campbell was 9,288,291 votes in favor, no votes against, and 239,890 abstentions.
          2) To ratify the Board's selection of Deloitte & Touche LLP to serve as the Company's independent auditor for the fiscal year ended December 31, 2001. There were 7,981,086 votes in favor, 1,541,702 votes against, and 5,393 abstentions.


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

                                      2001                                2000
                        --------------------------------      ---------------------------
                            High               Low              High              Low
                        -------------      -------------      ----------       ----------
1st Quarter                  $ 14.38            $ 11.88         $ 14.13          $  9.88
2nd Quarter                  $ 14.62            $ 12.50         $ 14.06          $ 10.00
3rd Quarter                  $ 15.91            $ 10.80         $ 14.06          $ 11.59
4th Quarter                  $ 14.25            $ 10.70         $ 13.38          $ 10.44


     On December 31, 2001, the closing sale price of PICO's common stock was $12.50 and there were 1,179 holders of record.

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

                                                                                  Year Ended December 31,
                                                       ----------------------------------------------------------------------------
                                                           2001            2000            1999            1998            1997
                                                       ------------    ------------    ------------    ------------    ------------
OPERATING RESULTS                                                            (In thousands, except share data)
Revenues:
     Premium income earned                             $     43,290    $     34,436    $     36,379    $     36,131    $     49,876
     Net investment income                                    9,767           8,238           6,387           9,261          13,416
     Other income                                            16,523           2,679          11,722           1,845          26,623
                                                       ------------    ------------    ------------    ------------    ------------
Total revenues                                         $     69,580    $     45,353    $     54,488    $     47,237    $     89,915
                                                       ============    ============    ============    ============    ============
Income (loss) from continuing operations before
  extraordinary gain and cumulative effect             $      5,754    $     (4,562)   $     (7,262)   $     (8,951)   $     19,649
Income from discontinued operations, net                                                                      1,075             456
Extraordinary gain, net of tax                                                                  442
Cumulative effect of change in accounting principle            (981)         (4,964)
                                                       ------------    ------------    ------------    ------------    ------------
Net income (loss)                                      $      4,773    $     (9,526)   $     (6,820)   $     (7,876)   $     20,105
                                                       ============    ============    ============    ============    ============
INCOME (LOSS) PER COMMON SHARE: BASIC
-------------------------------------
  Income (loss) from continuing operations             $       0.47    $      (0.39)   $      (0.81)   $      (1.50)   $       3.12
  Income from discontinued operations                                                                          0.18            0.07
  Extraordinary gain, net of tax                                                               0.05
  Cumulative effect of change in accounting principle  $      (0.08)   $      (0.43)
                                                       ------------    ------------    ------------    ------------    ------------
    Net income (loss)                                  $       0.39    $      (0.82)   $      (0.76)   $      (1.32)   $       3.19
                                                       ============    ============    ============    ============    ============
      Weighted Average Shares Outstanding                12,384,682      11,604,120       8,998,442       5,981,814       6,302,401
                                                       ============    ============    ============    ============    ============
INCOME (LOSS) PER COMMON SHARE: DILUTED
---------------------------------------
  Income (loss) from continuing operations            $       0.47    $      (0.39)   $      (0.81)   $      (1.50)   $       3.00
  Income from discontinued operations                                                                         0.18            0.07
  Extraordinary gain, net of tax                                                              0.05
  Cumulative effect of change in accounting principle        (0.08)          (0.43)
                                                       ------------    ------------    ------------    ------------    ------------
    Net income (loss)                                  $       0.39    $      (0.82)   $      (0.76)   $      (1.32)   $       3.07
                                                       ============    ============    ============    ============    ============
      Weighted Average Shares Outstanding                12,384,682      11,604,120       8,998,442       5,981,814       6,540,264
                                                       ============    ============    ============    ============    ============


                                                   2001             2000             1999             1998             1997
                                               --------------    ------------     ------------     ------------    -------------
                                                                    (In thousands, except per share data)
FINANCIAL CONDITION
Assets                                             $ 373,135       $ 395,145        $ 380,049        $ 396,154        $ 430,877
Unpaid losses and loss adjustment expenses,
     net of discount (1999 and prior)               $ 98,449       $ 121,542        $ 139,133        $ 155,021        $ 196,096
Total liabilities and minority interest            $ 166,495       $ 189,952        $ 206,657        $ 222,135        $ 318,142
Shareholders' equity                               $ 206,640       $ 205,193        $ 173,392        $ 174,018        $ 112,735
Book value per share                                 $ 16.71         $ 16.56          $ 19.15          $ 19.45          $ 18.72



Note: Prior year share values have been adjusted to reflect the 1-for-5 Reverse Stock Split effective December 16, 1998, the treatment of American Physicians Life Insurance Company as discontinued operations and to reflect the investment results of HyperFeed and Jungfraubahn using the equity method of accounting (Jungfraubahn was accounted for using the equity method until April 1, 2001). Book value per share is computed by dividing shareholders' equity by the net of total shares issued less shares held as treasury shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPANY SUMMARY, RECENT DEVELOPMENTS AND FUTURE OUTLOOK


                      WATER RIGHTS AND WATER STORAGE ASSETS

WATER RIGHTS

ARIZONA

     At December 31, 2001, Vidler owned or had the right to acquire approximately 53,675 acre-feet of transferable ground water in the HARQUAHALA VALLEY, approximately 75 miles northwest of metropolitan Phoenix, Arizona. Vidler owns 39,911 acre-feet, and we have the option to purchase a further 13,764 acre-feet.

     The Arizona State Legislature has passed several pieces of legislation which recognize the Harquahala Valley ground water as a special resource. In 1991, the expansion of irrigated farming in the Valley was prohibited, and the transfer of the ground water to municipalities was authorized. In order to protect the Harquahala Valley ground water from large commercial and industrial users which were moving into the Basin, Vidler supported legislation, which was enacted in 2000, placing restrictions on commercial and industrial users utilizing more than 100 acre-feet of water annually. These users are required to purchase irrigable land and to withdraw the water that they need from the land at no more than 3 acre-feet per annum per acre of land.

     One of the constraints on beginning to supply Harquahala Valley water to municipalities is the need for the water to be conveyed through the Central Arizona Project Aqueduct. The Arizona State Legislature has passed legislation which commits the CAP to convey up to 20,000 acre-feet per annum of Harquahala groundwater to cities and communities in Arizona as an assured municipal water supply. Any new residential development in Arizona must obtain a permit from the Arizona Department of Water Resources certifying a "designated assured water supply" sufficient to sustain the development for at least 100 years. The Harquahala Valley ground water meets the designation of assured water supply, and Vidler is meeting with communities and developers in the Phoenix metropolitan area, some of whom need to secure further water to support expected growth.

     On March 1, 2002, Vidler closed the sale, to developers near Scottsdale, of 3,645 acre-feet of water rights and 1,215 acres of land in the Harquahala Valley ground water basin, for approximately $5.3 million, or $1,450 per acre-foot of water. The sale was originally scheduled to close in 2001, but closing was extended until 2002 and the price was increased. This transaction is expected to add $5.3 million to revenues and approximately $2.3 million to segment income in the first quarter of 2002.

     There is also demand for the water within the Harquahala Basin. On March 19, 2001, Vidler closed the sale of 6,496.5 acre-feet of water rights and 2,589 acres of land in the Harquahala Valley to a unit of Allegheny Energy, Inc. for approximately $9.1 million. The purchase price equated to $1,400 per acre-foot of water. This transaction added $9.4 million to revenues and $2.3 million to pre-tax income for Vidler in 2001; however, we paid $4.4 million in cash to acquire the assets which were sold, resulting in a $5 million cash surplus. Most of the difference between the $2.3 million pre-tax income on an accounting basis and the $5 million cash surplus was recorded as an increase in book value of the assets when PICO acquired Vidler's ultimate parent company, Global Equity Corporation, in 1998.

     Following these sales, Vidler owns or has the right to acquire approximately 50,030 acre-feet of transferable Harquahala Valley ground water.


NEVADA

     Vidler has been increasing its ownership of water rights in northern Nevada through the purchase of ranch properties and entering into joint ventures with parties owning water rights, which they wish to maximize the value of. Nevada is the state experiencing the most rapid population growth in the United States.

    1. THE LINCOLN COUNTY JOINT VENTURE

    In October 1999, Vidler announced a public/private joint venture with Lincoln County, Nevada for the location and development of water resources in Lincoln County. The joint venture has filed applications for more than 100,000 acre-feet of water rights, covering substantially all of the unappropriated water in the County, with the intention of supplying water to rapidly growing communities and industrial users. Vidler anticipates that up to 40,000 acre-feet of water rights will ultimately be permitted from these applications, and put to use in Lincoln County.

    Under the Lincoln County Land Act, more than 13,000 acres of publicly owned land in southern Lincoln County will be offered for sale near the fast growing City of Mesquite. Additional water supply will be required if this land is to be developed.

    Agreement has been reached to sell an electricity-generating company a minimum of 6,700 acre-feet of water, and a maximum of 9,000 acre-feet of water, at $3,300 per acre-foot. Among other things, the agreement is subject to the water rights being permitted, and the electricity-generating company obtaining permitting and financing for a new power plant. The agreement specifies a closing date of July 2003. Under the terms of the Lincoln County joint venture, when a water sale occurs, Vidler will first recover its costs, and then the remaining revenues will be split on a 50:50 basis.

    Vidler has agreed to purchase 822.29 acre-feet of permitted water rights in Meadow Valley, which is located in Lincoln County. The agreement went into escrow in March 2001. Vidler is in discussions to commercially utilize these water rights by supplying the water to an industrial user through the joint venture with Lincoln County.

    The Lincoln County joint venture is an example of a transaction where Vidler can partner with an entity, in this case a governmental entity, to provide the necessary capital and skills to commercially develop water assets.

    2. SANDY VALLEY, NEVADA

    Vidler has filed an application for approximately 2,000 acre-feet of water rights near Sandy Valley, Nevada.

    A hearing related to the application was held in December 2001. The Nevada State Engineer is expected to announce a decision regarding the permitting of the water rights in the second quarter of 2002. When, and if, the water rights are permitted, we expect to close an agreement to supply water to support additional growth at Primm, Nevada, a resort town on the border between California and Nevada, in the Interstate 15 corridor.

    3. FISH SPRINGS RANCH

    During 2000, Vidler purchased a 51% interest in Fish Springs Ranch, LLC and a 50% interest in V&B, LLC. These companies own the Fish Springs Ranch and other properties totaling approximately 8,600 acres in Honey Lake Valley in Washoe County, 45 miles north of Reno, Nevada. Approximately 8,000 acre-feet of permitted water rights associated with Fish Springs Ranch are transferable to the Reno/Sparks area.

    Vidler is holding discussions with a number of potential users for the Fish Springs water rights, including developers and industrial users. There is strong demand for water in Nevada's north valleys, and few alternative sources of supply. If water from Fish Springs could be supplied to the north valleys, this would reduce their reliance on river water which comes through Reno, thereby providing additional water to support growth in and around Reno, an area which has been experiencing consistent growth. Alternatively, if the capacity of nearby transmission lines can be expanded, we believe that Fish Springs Ranch would be an attractive site for gas-fired electricity generation.

    4. BIG SPRINGS RANCH

    During 2001, a partnership dispute was resolved which resulted in Vidler attaining full ownership and direct management of Big Springs Ranch and related assets. See Item 3, "Legal Proceedings."

    Big Springs Ranch consists of approximately 37,500 acres of deeded ranch land, located approximately 65 miles east of Elko, Nevada, in the northeastern part of the state. Currently the ranch land is leased to farmers, although parts of the property have the potential for a higher and better use.

    There are 6,000 acre-feet of certificated water rights at Big Springs Ranch, which are the only known practical source of water to support new growth for West Wendover, Nevada and Wendover, Utah.

    In addition, there are 6,000 acre-feet of permitted water rights related to the ranch, and Vidler has filed applications for an additional 5,950 acre-feet of water rights.

    5. WEST WENDOVER, NEVADA

    In 1999, a land exchange was completed in which approximately 70,500 acres of ranchland at Big Springs Ranch was exchanged with the Bureau of Land Management for several parcels of developable land near West Wendover, Nevada, totaling approximately 6,300 acres. West Wendover is adjacent to the Nevada/Utah border in the Interstate 80 corridor. Governmental officials are considering a proposal to move the state line and then merge the cities of West Wendover, Nevada and Wendover, Utah. West Wendover is approximately 120 miles from Salt Lake City, Utah, and attracts a significant number of drive-in visitors from Utah, a state where gaming is prohibited. The land owned by Vidler will stay in Nevada.

    Following the resolution of the partnership dispute, Vidler attained direct management of this land in 2001. The first parcel to be developed is approximately 82 acres of industrial land. Vidler has agreed to sell approximately 7 acres of unimproved land to a user who will then be responsible for installing offsite utilities and access road improvements for an industrial park. The transaction is expected to close later in 2002. We anticipate that these improvements will allow Vidler to sell the remaining 75 acres as higher-value industrial land.

    Vidler is examining alternatives for the remaining parcels, including industrial, commercial, hotel/casino, and residential development.

COLORADO

     Vidler is progressing with the sale of all of its Colorado water assets, in order to focus resources on states experiencing faster growth in demand for water.

     In December 2000, Vidler closed the sale of various water rights and related assets to the City of Golden, Colorado for $1 million, and granted the City options to acquire other water rights. The City exercised an option to acquire water assets for $390,000 in 2001. If the remaining options are exercised, the aggregate purchase price is approximately $1.3 million.

     On December 15, 2000, Vidler entered into a definitive agreement to sell 86 acre-feet of water rights to the East Dillon Water District for $3.1 million. The agreement must be approved by a referendum, so closing is not expected until late 2002. In the meantime, part of the senior water rights is being leased out for approximately $110,000 per annum.

     Vidler has agreed to sell its interest in Cline Ranch to Centennial Water and Sanitation District for approximately $2.1 million. This sale requires the approval of the Denver Water Court, which is expected during 2002.

     Discussions are continuing to either lease or sell the remaining water rights in Colorado, including the 97 acre-feet of senior water rights which are currently unutilized. Vidler has applied to upgrade these water rights, which would increase their commercial value.


WATER STORAGE

    1. VIDLER ARIZONA RECHARGE FACILITY

     During 2000, Vidler completed the second stage of construction at its facility to "bank", or store, water underground in the Harquahala Valley, and received the necessary permits to operate a full-scale water "recharge" facility. "Recharge" is the process of placing water into storage underground. Vidler has the permitted right to recharge 100,000 acre-feet of water per year at the Vidler Arizona Recharge Facility, and anticipates being able to store in excess of 1 million acre-feet of water in the aquifer underlying much of the valley. When needed, the water will be "recovered," or removed from storage, by ground water wells.

     The Vidler Arizona Recharge Facility is the first privately owned water storage facility for the Colorado River system, which is a primary source of water for the Lower Division States of Arizona, California, and Nevada. The water storage facility is strategically located adjacent to the Central Arizona Project aqueduct, a conveyance canal running from Lake Havasu to Phoenix and Tucson. The water to be recharged will come from surplus flows of CAP water. We believe that proximity to the CAP is a competitive advantage, because it minimizes the cost of water conveyance.

     Vidler is able to provide storage for users located both within Arizona and out-of-state. Potential users include industrial companies, developers, and local governmental political subdivisions in Arizona, and out-of-state users such as municipalities and water agencies in Nevada and California. The Arizona Water Banking Authority has the responsibility for intrastate and interstate storage of water for governmental entities.

     Vidler intends to charge customers a fee based on the amount of water "recharged," and then an additional fee when the water is "recovered." The revenues generated from this asset will depend on the quantity of water which the AWBA, and private users, store at the facility. The quantity of water stored will depend on a number of factors, including the availability of water and available storage capacity at publicly owned facilities.

     We believe that a number of events in recent years have increased the scarcity value of the project's storage capacity. At a public hearing on March 14, 2000, the AWBA disclosed that the Bureau of Reclamation has indicated that, before permits are issued for new facilities to store water for interstate users, extensive environmental impact studies will be required. The AWBA also indicated that the first priority for publicly owned storage capacity in Arizona is to store water for Arizona users. At the same hearing, the states of California and Nevada again confirmed that their demand for storage far exceeds the total amount of storage available at existing facilities in Arizona. Consequently, interstate users will need to rely, at least in part, on privately owned storage capacity.

     The Southern Nevada Water Authority Water Resource Plan, which can be viewed at www.snwa.com, calls for 1.2 million acre-feet of water to be stored in Arizona in order to meet forecast demand after 2015. The AWBA is currently finalizing agreements to store water on behalf of Nevada. Once these agreements have been concluded, the AWBA can begin to negotiate storage for California. The AWBA will be able to store water at existing publicly owned sites and at the Vidler Arizona Recharge Facility, which is one of the largest water storage facilities. In April 2001, Vidler reached agreement with the Arizona Water Banking Authority concerning the terms under which water can be stored at the facility for the users represented by the Authority -- $45.00 per acre-foot of water recharged in 2001, rising to $46.50 in 2002, and $48.00 in 2003. The agreement concludes on December 31, 2003.

    In addition to the potential demand from the public users represented by the AWBA, demand from private users could potentially utilize up to 100% of the site's storage capacity.

     Vidler has not stored water for customers at the facility yet, but the company has been recharging water for its own account since 1998, when the pilot plant was constructed. Vidler purchased the water from the CAP, and intends to resell this water at an opportune time. At December 31, 2001, Vidler had recharged approximately 4,800 acre-feet of water at the facility.

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

     It is anticipated that Vidler will be able to recharge 100,000 acre-feet of water per year at the facility, and to store in excess of 1 million acre-feet of water in the aquifer. Vidler's estimate of the aquifer's storage volume is primarily based on a hydrological report prepared by an independent engineering firm for the Central Arizona Water Conservation District in 1990. The report concluded that there is storage capacity of 3.7 million acre-feet, which is in excess of the 1 million acre-feet indicated by Vidler.

     Recharge and recovery capacity is critical, because it indicates how quickly water can be put into storage or recovered from storage. In wet years, it is important to have a high recharge capacity, so that as much available water as possible may be stored. In dry years, the crucial factor is the ability to recover water as quickly as possible. There is a long history of farmers recovering significant quantities of water from the Harquahala Valley aquifer.

     2. SEMITROPIC

     Vidler originally had an 18.5% right to participate in the Semitropic Water Banking and Exchange Program, which operates a 1,000,000 acre-foot water storage facility at Semitropic, near the California Aqueduct, northwest of Bakersfield, California.

     Over the first 10 years of the agreement with the Semitropic Water Storage District, Vidler was required to make a minimum annual payment of $2.3 million. Vidler began making the annual payments in November 1998. In return, Vidler had the right to store up to 185,000 acre-feet of water underground over a 35-year period. Vidler had the right to recover up to 42,000 acre-feet of water in any one year, including the right to a guaranteed minimum recovery of 16,650 acre-feet every year. Vidler was also required to make an annual payment for operating expenses.

     The interest in Semitropic is Vidler's only asset in California, which has proved a difficult state to operate in due to the large number of entities involved in the water industry, each serving different, and sometimes conflicting, constituencies. In the meantime, the strategic value of the guaranteed right to recover an amount of water from Semitropic every year -- even in drought years -- became clear to water agencies, developers, and other parties seeking a reliable water supply. For example, developers of large residential projects in Kern County and Los Angeles County must now be able to demonstrate that they have sufficient back-up supplies of water in the case of a drought year before they are permitted to begin development. Accordingly, during 2001, Vidler took advantage of current demand for water storage capacity with guaranteed recovery, and began to sell its interest in Semitropic.

     On May 21, 2001, Vidler closed the sale of 29.7% of its original interest (i.e., approximately 55,000 acre-feet of water storage capacity) to The Newhall Land and Farming Company for $3.3 million, resulting in a pre-tax gain of $1.6 million. This transaction added $1.6 million to revenues and segment income in 2001.

     On September 30, 2001, Vidler closed the sale of another 54.1% of its original interest (i.e., approximately 100,000 acre-feet of water storage capacity) to the Alameda County Water District for $6.9 million, resulting in a pre-tax gain of $4.1 million. This transaction added $4.1 million to revenues and segment income in 2001.

     Vidler's remaining interest includes approximately 30,000 acre-feet of storage capacity, and the right to recover up to approximately 6,800 acre-feet in any one year and minimum guaranteed recovery of approximately 2,700 acre-feet every year. We are considering various alternatives for the remaining interest, including sale to developers or industrial users. Currently Vidler is not storing any water at Semitropic for third parties.


OTHER PROJECTS

     Vidler routinely evaluates the purchase of further water-righted properties in Arizona and, potentially, Nevada. Vidler also continues to be approached by parties who are interested in obtaining a water supply, or discussing joint ventures to commercially develop water assets and/or develop water storage facilities.


SUMMARY

     In 2002, Vidler's focus will be on:
- generating cash flow from the water rights in Nevada and Arizona through lease agreements or the sale of water rights;
- leasing storage capacity to customers at the Vidler Arizona Recharge Facility; and
- pursuing present and additional water rights applications and partnerships to commercially develop water rights.


                 LAND AND RELATED MINERAL RIGHTS & WATER RIGHTS

     The majority of Nevada Land & Resource Company, LLC's revenues come from the sale of land and water rights. In addition, various types of recurring revenue are generated from use of the company's lands, including leasing, easements, and mineral royalties. Nevada Land also generates interest revenue from land sales contracts where the company has provided partial financing, and from temporary investment of the proceeds of land and water rights sales.

     Nevada Land recognizes revenue from land sales, and the resulting gross profit or loss, when transactions close. On closing, the entire sales price is recorded as revenue, and a gross margin is recognized depending on the cost basis attributed to the land which was sold. Since the date of closing determines the accounting period in which the sales revenue and gain are recorded, Nevada Land's reported revenues and income fluctuate from period to period, depending on the date when specific transactions close.

     In 2001, Nevada Land generated $1.9 million in revenues from the sale of:
- 15,352 acres of former railroad land for $1.7 million. The average sales price of $113 per acre compares to our average basis of $43 per acre in the parcels which were sold, and our average cost of $35 per acre for all of Nevada Land's land, water, and mineral assets; and
- 280 acres of land at Spring Valley Ranches for $178,000, resulting in a gross profit of $70,000. This land was not contiguous with the main property, and was not part of the land exchange transaction we are proposing for the bulk of the land assets at Spring Valley Ranches.

     In 2001, 86% of land sales were settled for cash, and Nevada Land provided partial financing for the balance. Vendor financing has been collateralized by the land conveyed, carries a 10% interest rate, and is subject to a minimum 20% down payment.


                         PROPERTY AND CASUALTY INSURANCE

     From 1997 until 1999, intense competition in the California market led many insurance companies to lower premiums in an attempt to attract business. In this environment, given that our strategy is to price policies with the objective of earning an underwriting profit, Sequoia declined to write policies which its management felt were inadequately priced, even if this resulted in lower volume overall. Faced with inadequate underwriting returns, during 1999 the focus of many companies in the California market returned to adequate pricing of policies, and some of our competitors began to raise premium rates. Consequently, the rate of decline in Sequoia's premium volume steadily slowed throughout 1999, before turning around to low-single-digit percentage growth from January 2000. Growth in premium volume then accelerated significantly as a result of two developments in the second quarter of 2000.

     First, commercial insurance premium volume increased as a result of new policies issued after A.M. Best Company, a leading insurance company rating service, upgraded Sequoia's claims paying ability from "B++" (Very Good) to "A"- (Excellent). This allowed Sequoia to compete for business in an additional market segment -- customers who can only purchase coverage from "A-" rated insurance companies.

     Second, in May 2000, Sequoia acquired the Personal Express Insurance Services, Inc. book of business for approximately $3 million. Personal Express had few tangible assets, so the bulk of the purchase price was allocated to the book of business and recorded as an intangible asset, which is being charged off over 10 years. Personal Express markets personal insurance products to customers in the central California cities of Bakersfield and Fresno. Historically, this book of business has generated an underwriting profit. The acquisition greatly expanded Sequoia's business in personal lines of insurance, bringing approximately $7.5 million in additional premiums in 2001.

     As a result of these factors, Sequoia Insurance Company generated strong growth in direct written premiums in 2000 and 2001.

     In 2000, direct written premiums increased by 33.5% to $47.1 million, as a result of both growth in the existing book of business, which was principally in commercial lines of insurance, and new policies issued after the A.M. Best upgrade and the acquisition of Personal Express.

     Direct written premiums in commercial lines increased 17.8% to $39.7 million in 2000. This included 29.1% growth to $21.4 million in the second half of 2000, following the change in Sequoia's A.M. Best rating.

     Direct written premiums in personal lines began to increase markedly in the second quarter of 2000, as new revenues from the Personal Express book of business began. In mid-May, Sequoia began to write new policies which were generated by the Personal Express Bakersfield office. From July 1, the amount of premium written for Personal Express customers increased significantly as Sequoia had the opportunity to renew existing policies for clients of the Bakersfield office as these expired with the former carrier. Reflecting a full contribution from Personal Express, written premium in personal lines reached $6.4 million in the second half of 2000.

     In 2001, direct written premiums rose another 14.9%, to $54.1 million, comprised of $45 million in commercial lines and $9.1 million in personal lines. The growth in premium volume in 2001 was primarily due to growth in the commercial insurance book of business.

     In 2002, Sequoia is budgeting for approximately 10% growth in direct written premiums, with approximately 84% of direct written premiums coming from commercial lines and approximately 16% from personal lines.

     During 2001 and 2000, Sequoia's loss ratio, and consequently underwriting results, deteriorated because growth in claims costs (e.g., for construction, medical care, and automobile repair) had outpaced growth in effective premiums in recent years. In 2001, Sequoia introduced a number of initiatives to improve its loss ratio. Sequoia further tightened underwriting standards, for example, by ceasing to provide coverage for certain types of business. In addition, Sequoia increased rates for commercial automobile coverage. Rate increases are planned in most other commercial lines in 2002. While these initiatives have led to an increase in average premiums per policy, the effect on total written premiums was partially offset by a reduction in the number of policies issued. Average direct premiums per policy in commercial lines increased approximately 15% in 2001, but the number of commercial policies written declined by approximately 2.6%. The overall effect on profitability is expected to be positive. Due to the lag between a policy being "written" and the premium being "earned," the full effect of these initiatives will not be reflected in Sequoia's reported results until 2002.

     The growth in commercial premium volume and the acquisition of the Personal Express book of business have helped to reduce Sequoia's underwriting expense ratio (i.e., underwriting expenses as a percentage of earned premiums). Since some costs are fixed (i.e., do not vary with changes in volume), Sequoia's operating expenses have increased at a slower rate than premium volume, which has reduced Sequoia's average operating expense per policy and underwriting expense ratio.

     In December 2000, Citation ceased writing business and is now in "run off" (i.e., handling claims arising from policies written in previous years, but not writing new policies). In 1997, 1998, and 1999, Citation took charges to increase claims reserves in the artisans/contractors line of business, including a pre-tax charge of $10.1 million in 1999. Citation did not need to increase claims reserves in the artisans/contractors line of business in 2000 or 2001. If current claims trends continue, we believe that our loss reserves in this line of business are adequate; however, if the trend in claims worsens in the future, then additional charges could be required to increase reserves.

    The artisan/contractors business was written under Citation's previous management. In fact, Citation ceased writing this type of insurance coverage in 1995, the year before the reverse merger with Physicians Insurance Company of Ohio, and no artisans/contractors business was renewed after the merger. The decline in the California real estate market in the early 1990's encouraged property owners to try and improve their position by filing claims against contractors and related parties for alleged construction defects. Citation's average loss ratio (i.e., the cost of making provision to pay claims as a percentage of earned premium) for all years from 1989 to 1995 for this insurance coverage is over 375%. This experience is not unique to Citation, but is shared by all insurers who wrote this type of coverage in California in the 1980's and 1990's.

    Income from the investment of funds held as part of their insurance business is an important component of the profitability of insurance companies. Investment income consists of interest from fixed-income securities and dividends from stocks held in the insurance company portfolios. In addition, from time to time, gains or losses are realized from the sale of investments.

    The duration of a bond portfolio measures the amount of time it would take for the cash flows from scheduled interest payments and bond maturities to equal the current value of the portfolio. Duration is important because it indicates the sensitivity of the market value of a bond portfolio to changes in interest rates. Typically, the longer the duration, the greater the sensitivity of the value of the bond portfolio to changes in interest rates.

    To minimize interest rate risk (i.e., the potential decrease in the market value of the bond portfolio which would be brought on by higher interest rates), Sequoia targets a duration of 5 years or less. At December 31, 2001, the duration of Sequoia's bond portfolio was 4.4 years. The maturity of securities in Citation's bond portfolio is structured to match the projected pattern of claims payouts. At December 31, 2001, the duration of Citation's bond portfolio was 3.1 years.

    Apart from treasury bonds which are held as deposits and collateral with regulators, and government-sponsored enterprise bonds (i.e., Freddie Mac and FNMA) held for capital purposes, the bond portfolio consists of high quality corporate issues. Our insurance companies do not own any bonds in the telecommunications, technology, utilities, energy, or consumer finance sectors which experienced difficulties in 2001 and the first two months of 2002.

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

    Physicians Insurance Company of Ohio is in "run off." Physicians obtains the funds to pay claims from the maturity of fixed-income securities, the sale of investments, and collections from reinsurance companies (i.e., insurance companies who share in our claims risk). During the "run off," this segment will shrink as the level of claims reserve liabilities and investment assets decrease, as claims are paid with the proceeds of investment maturities and sales. Accordingly, it is anticipated that investment income, and therefore revenue, in this segment will decline over time. We are attempting to minimize segment overhead expenses as much as possible. For example, in 2000 and 2001 we reduced head count and office space. On December 21, 2001, Professionals Insurance Company was merged into Physicians. This will simplify administration and result in cost savings, for example, from the elimination of duplication.

    During 2001, our medical professional liability insurance claims reserves, net of reinsurance, decreased from $51.6 million to $34.9 million. Actuarial analysis of Physicians' loss reserves as of September 30, 2001 concluded that Physicians' reserves against claims were significantly greater than the actuary's projections of future claims payments. Accordingly, Physicians reduced its claims reserves by approximately $11.2 million in the fourth quarter, which accounts for 67% of the net decrease in reserves during 2001. It should be noted that such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments -- either increases or decreases -- in future years.

    We manage the Physicians investment portfolio with the objective of having sufficient cash and maturing fixed-income securities to meet the claims payments projected for at least the following twelve months. At December 31, 2001, the duration of the Physicians bond portfolio was 1.6 years.


                               LONG TERM HOLDINGS

     1. HYPERFEED TECHNOLOGIES, INC.

     HyperFeed provides financial market data and data-delivery solutions to the financial services industry.

     PICO first invested in HyperFeed in 1995 through the purchase of common stock. We invested further capital in HyperFeed as debt, which was later converted to equity, and received warrants for providing financing. During December 2000 and January 2001, we purchased 245,000 shares of common stock on the open market. In September 2001, the principal and accrued dividends on the HyperFeed Series A and Series B preferred stock held by PICO and its subsidiaries were converted into HyperFeed common shares at a conversion price of $1.03 per share. PICO received 7,462,856 shares on conversion, increasing our voting ownership of HyperFeed from approximately 35% to approximately 42.4%.

     At December 31, 2001, PICO and its subsidiaries held the following securities in HyperFeed:

- 10,077,856 common shares, which had a carrying value of $2.1 million (before taxes), compared to a potential market value of $6.1 million (before taxes) based on the last sale price of $0.61 on December 31, 2001; and
- warrants to buy 4,055,195 shares. The exercise price for the warrants to buy 3,106,163 shares is fixed at $1.575 per share. However, the warrants to buy 949,032 shares are exercisable at the lesser of the stated exercise price, which averages approximately $1.844, or the then market price of the common stock. At December 31, 2001, the warrants were carried at estimated fair value of $527,000 (before taxes).

     Since our initial investment in HyperFeed, the Company's revenues have grown from $13.4 million in 1995 to $33.3 million in 2001.

     For full year 2001, HyperFeed generated revenues of $33.3 million, gross margin of $12.9 million, EBITDA (i.e., earnings before depreciation, amortization, interest and tax, a non-GAAP measure which investors frequently use as a proxy for gross cash flow) of $4 million, and a net loss from operations of $1.5 million, excluding non-cash preferred dividends of $927,000. Net cash flow from operating activities was $2.8 million.

     In the fourth quarter of 2001, HyperFeed generated revenues of $6.2 million, gross margin of $3.8 million, EBITDA of $1.2 million, and a net loss of $303,000. Net cash flow from operating activities was $522,000.

     We use the equity method to account for the common shares. HyperFeed contributed an equity loss of $1.2 million to the Long Term Holdings segment in 2001.

     The HyperFeed warrants are carried in our financial statements at estimated fair value. Following the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", the change in estimated fair value of warrants during an accounting period is recorded in the Consolidated Statement of Operations for that period. See Note 4 of Notes to Consolidated Financial Statements, "Investments."

     2. JUNGFRAUBAHN HOLDING AG

     PICO owns 112,672 shares of Jungfraubahn, which represents approximately 19.3% of the company.

     At December 31, 2001, our investment in Jungfraubahn had a cost basis of $17.4 million, a market value of $17.7 million, and a net carrying value of $16.4 million, after allowing for taxes.

    Jungfraubahn announced its result for the 2000 financial year on May 21, 2001, so the 2001 result will probably not be released until after this 10-K has been filed. Jungfraubahn described 2000 as an exceptional year, whose results "will not easily be repeated." Passenger numbers and revenues in 2000 were unusually high due to a 100-year anniversary promotion by Raiffeisen, a Swiss bank, which is estimated to have generated more than 50% of the increase in passenger visits to Jungfraujoch, and due to 22.4% growth in group travel. Revenues increased 19.7% to CHF (Swiss Francs) 110.3 million, EBITDA (i.e., earnings before depreciation, amortization, interest and tax, a non-GAAP measure which investors frequently use as a proxy for gross cash flow) increased 30.4% to CHF40.8 million, and net income increased 19.5% to CHF17.9 million, or CHF30.6 per share. Jungfraubahn's operating activities generated net cash flow of CHF35.2 million.

    On August 31, 2001, Jungfraubahn announced its results for the first six months of 2001. Revenues declined by CHF5.4 million, or 10.6%, year over year to CHF45.7 million, principally due to the absence of revenues from the Raiffeisen promotion. Due to the CHF5.4 million reduction in revenue and a CHF2.1 million increase in operating expenses, EBITDA declined CHF7.5 million to CHF10.3 million, and net income dropped CHF7.6 million to CHF3.3 million, or CHF5.6 per share. In addition, the sale of art contributed an extraordinary profit of CHF1.4 million.

     On January 23, 2002, Jungfraubahn issued a press release containing an initial review of 2001 operations. The full text is available on Jungfraubahn's web-site www.jungfraubahn.ch (in the "Shareholders" tab of the "Inside" section).

     In the press release, Jungfraubahn indicated that it expected transport revenues of approximately CHF74.5 million for 2001, an 11.6% reduction from the record CHF84.3 million of 2000, but the second highest in the company's history. Jungfraubahn signaled that "a satisfactory result" was anticipated, "despite the reduction in numbers of guests from Asia and the USA in the fourth quarter," although the result will likely be below the previous year.

     Jungfraubahn indicated that it expects that the September 11 terrorist attacks in the U.S. will lead to a redistribution in passenger numbers in 2002. Visitors from Japan, the most important inbound market, are expected to be down due to a fear of flying, compounded by the weak Japanese economy, although Jungfraubahn noted "positive signs" suggesting that "a recovery in the travel market may be expected as early as May 2002". Jungfraubahn expects this to be offset, to some extent, by increased visitation from the domestic Swiss market and nearby countries. Jungfraubahn noted that the U.S. is a "relatively small" inbound market.

     Jungfraubahn's most recent published balance sheet is as of December 31, 2000, when book value per share was CHF485. On December 31, 2001, Jungfraubahn's stock price was CHF270, and CHF1 equaled $US0.6034.

     During 2000, we began to use the equity method to account for our investment in Jungfraubahn Holding AG, given that we owned approximately 19.3% of the company, that we had a representative on the board of directors, and that we received the necessary quarterly financial information in a timely manner. After we adopted the equity method, we included our proportionate share of Jungfraubahn's net income in the line "Equity Share of Investees' Net Income" in our consolidated statement of operations, and the investment was carried in our balance sheet at our proportionate share of Jungfraubahn's net assets.

     However, based on our inability to obtain financial information for the second quarter of 2001, and the absence of a commitment to provide quarterly financial statements on an on-going timely basis, we concluded that we do not have the requisite ability to exercise "significant influence" to apply the equity method. Accordingly, we ceased to account for the investment under the equity method from the start of the second quarter (i.e., from April 1, 2001), and reverted to market value accounting under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The impact of this change on our financial statements is:

- in our income statement for 2001, we recorded a $669,000 dividend received from Jungfraubahn in investment income, and $241,000 of income in the line "Equity Share of Investees' Net Income" for the portion of the year when the equity method was applied; and
- in our balance sheet, we now record the investment at market value. At December 31, 2001, this was approximately $7.4 million less than our previous carrying value because the share price of Jungfraubahn is less than that company's book value per share (i.e., net assets). This caused a net reduction in shareholders' equity of approximately $6.8 million, or $0.55 per PICO share. This is a change in accounting treatment only, and does not reflect any change in the potential value of our investment in Jungfraubahn. See "Significant Accounting Policies" later in this section.

     3. AUSTRALIAN OIL & GAS CORPORATION LIMITED

     During 2001, we acquired another 1,441,347 shares in AOG, lifting our shareholding to 9,867,391 shares, representing approximately 20.7% of the company at December 31, 2001.

     At December 31, 2001, our investment in AOG had a cost basis of $8.2 million, a market value of $7.5 million, and a net carrying value of $7.7 million after allowing for taxes. This investment was funded in US dollars. To this point, depreciation in the Australian dollar relative to the US dollar has offset the unrealized gain in local Australian currency terms.

     On September 5, 2001, AOG announced that it had returned to profit in the financial year ended June 30, 2001. AOG's revenues increased 86.1% to $A130.1 million ($A1.00 = $US0.5094), and the company reported net income of $A8 million, or $A0.17 per share. Rig utilization improved during the financial year, from 54% in the first half, to 65% in the second half. The increase in utilization during the year appears to have translated into profit growth, with net income for the second half estimated at $A5 million, compared to $A3 million in the first half. In the letter accompanying the results, AOG indicated that rig utilization was "running at over 75%".

     On January 17, 2002, AOG announced that it was raising additional capital to purchase a new deep capacity drilling rig and to refit two existing rigs to perform new long term drilling contracts with ExxonMobil Indonesia and Petroleum Development - Oman. In January 2002, PICO provided AOG with a short term $US4 million bridging facility, and was issued 333,333 shares in AOG as a loan establishment fee. AOG is to repay the advance with the proceeds of a rights offering which closes on March 18, 2002. PICO is underwriting part of the offering, and has been issued with another 333,333 shares in AOG as an underwriting fee.

     On February 27, 2002, AOG announced its results for the six months ended December 31, 2001. Revenues increased 26.6% to $A76.1 million ($A1.00 = $US0.5094), and net income increased 21% to $A3.7 million, or $A0.077 per share. Net cash flow from operating activities was $A10.2 million, shareholders' equity was $A100.7 million, and tangible book value per share was $A2.10. In the letter to shareholders accompanying the results, AOG indicated that "the contract book is satisfactory and the Company can look forward to continuing and increasing profitability for the rest of this calendar year."

     AOG provides its shareholders with half-yearly financial information in accordance with the requirements of the Australian Stock Exchange and Australian securities laws. Given our 20.7% voting ownership at December 31, 2001, and that our Chairman joined AOG's Board of Directors in September 2001, we asked AOG for an on-going commitment to provide timely quarterly financial statements, so that the equity method could potentially be applied to this investment. AOG has declined to provide us with quarterly financial statements and other financial information which is not publicly available to other AOG shareholders. Consequently, we concluded that PICO does not have the ability to exercise significant influence over AOG which is required to apply the equity method of accounting. Instead, the investment is carried at market value, with the unrealized after-tax gain or loss being included in shareholders' equity.

     See the next section in Item 7, "Significant Accounting Policies."

     4. DISCLOSED EUROPEAN INVESTMENTS

     ACCU HOLDING AG
     PICO owns 8,125 shares in Accu Holding, which represents a voting ownership interest of approximately 28.3% of the company. Since PICO was not able to obtain the necessary financial information, we do not have the ability to exercise significant influence over Accu Holding's activities in 2001, so this investment is not accounted for under the equity method. Instead, the investment is carried at market value, with the unrealized after-tax gain or loss being included in shareholders' equity.

     At December 31, 2001, our investment in Accu Holding had a cost basis of $4.6 million, a market value of $4.5 million, and a net carrying value of $4.5 million, after allowing for taxes.

     Accu Holding manufactures batteries at two plants in Switzerland.

     SIHL
     During 2001, we participated in a restructuring and capital raising by Sihl, a Swiss public company. Sihl's core business is digital imaging, but the company has surplus property assets in and around Zurich. We own 158,056 shares in Sihl, or approximately 10.4% of the company, with a cost basis of $4.3 million, a market value of $2.1 million, and a net carrying value of $2.3 million after taxes at December 31, 2001.

     5. ALTERNATIVE INVESTMENTS

     At December 31, 2001, PICO's remaining alternative investments had an aggregate carrying value of $3.2 million after taxes, or 1.5% of Shareholders' Equity.

     The principal alternative investment is SISCOM, Inc., which is a consolidated subsidiary. SISCOM is a software developer and systems integrator for video-based content management systems for the professional broadcast, sports, and entertainment industries. We are pursuing a number of alternatives to realize the value of this investment, including assisting SISCOM to enter into strategic licensing agreements with companies which have multi-national marketing and distribution channels.


SIGNIFICANT ACCOUNTING POLICIES

     PICO's principal assets and activities comprise:
-    land, water rights, and water storage assets;
- property and casualty insurance, and the "run off" of property and casualty insurance and medical professional liability insurance loss reserves; and
-    long term investment in other companies.

     Following is a description of what we believe to be the critical accounting policies affecting our company, and how we apply these policies.

     1. ESTIMATION OF RESERVES IN INSURANCE COMPANIES

     We must estimate future claims and ensure that our loss reserves are adequate to pay those claims. This process requires us to make estimates about future events. The accuracy of these estimates will not be known for many years. For example, part of our claims reserves cover "IBNR" claims (i.e., the event giving rise to the claim has occurred, but the claim has not been reported to
us). In other words, in the case of IBNR claims, we must provide for claims which we do not know about yet.

     At December 31, 2001, the loss reserves, net of reinsurance, of our three insurance subsidiaries were:
-    Sequoia Insurance Company, $21.2 million;
-    Citation Insurance Company, $19.2 million; and
- Physicians Insurance Company of Ohio, $34.9 million. Physicians wrote its last policy in 1995. However, under current law, claims can be made until 2017 for events which allegedly occurred during the periods when we provided insurance coverage to medical professionals.

     Our medical professional liability insurance reserves are certified annually by an independent actuary, as required by Ohio insurance law. Actuarial estimates of our future claims obligations have been volatile. In 2001, we reduced claims reserves by $11.2 million after actuarial studies by two independent firms concluded that Physicians' claims reserves were significantly greater than projected claims payments. However, based on actuarial analysis, we increased reserves by $2 million in 2000 and by $5 million in 1999. Accordingly, there can be no assurance that our claims reserves are adequate and there will not be reserve increases or decreases in the future.

     As required by California insurance law, the loss reserves of Sequoia Insurance Company and Citation Insurance Company are reviewed quarterly, and certified annually, by an independent actuarial firm.

     2. CARRYING VALUE OF LONG-LIVED ASSETS

     Our principal long-lived assets are land, water rights, and interests in water storage assets owned by Vidler, and land at Nevada Land. At December 31, 2001, the total carrying value of land, water rights, and interests in water storage assets was $126 million, or 33.7% of PICO's total assets.

     As required by GAAP (i.e., generally accepted accounting principles), our long-lived assets are rigorously reviewed at least quarterly to ensure that the estimated future undiscounted cash flows from these assets will at least recover their carrying value. Our management conducts these reviews utilizing the most recent information available. The review process inevitably involves the significant use of estimates and assumptions.

     In our water rights and water storage business, we develop some projects and assets from scratch. This can require cash outflows (e.g., to drill wells to prove that water is available) in situations where there is no guarantee that the project will ultimately be commercially viable. If we determine that it is probable that the project will be commercially viable, the costs of developing the asset are capitalized (i.e., recorded as an asset in our balance sheet, rather than being charged as an expense). If the project ends up being viable, in the case of a sale, the capitalized costs are included in the cost of land and water rights sold and applied against the purchase price. In the case of a lease transaction or when the asset is fully developed and ready for use, the capitalized costs are amortized (i.e., charged as an expense in our income statement) and match any related revenues.

     If we determine that the carrying value of an asset cannot be justified by the forecast future cash flows of that asset, the carrying value of the asset is written down, or written off, immediately.

     At December 31, 2001, our balance sheet contained capitalized costs of $3 million for two projects at Vidler, which require regulatory approval to proceed.

     3. ACCOUNTING FOR INVESTMENTS AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     At December 31, 2001, PICO and its subsidiaries held equities with a carrying value of approximately $56.4 million. These holdings are primarily small-capitalization value stocks in the US, Switzerland, and Australia. Depending on the circumstances, and our judgment about the level of our involvement with the investee company, we apply one of two accounting policies.

     In the case of most holdings, we apply Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this method, the investment is carried at market value in our balance sheet, with unrealized gains or losses being included in shareholders' equity, and the only income recorded is from dividends.

     In the case of investments where we have the ability to exercise significant influence over the company we have invested in, we apply the equity method under Accounting Principles Board No. 18, "The Equity Method of Accounting for Investments in Common Stock."

     The application of the equity method (ABP No. 18) to an investment may result in a different outcome in our financial statements than market value accounting (SFAS No. 115). The most significant difference between the two policies is that, under the equity method, we include our proportionate share of the investee's earnings or losses in our statement of operations, and dividends received are used to reduce the carrying value of the investment in our balance sheet. Under market value accounting, the only income recorded is dividends.

     The assessment of what constitutes the ability to exercise "significant influence" requires our management to make significant judgments. We look at various factors in making this determination. These include our percentage ownership of voting stock, whether or not we have representation on the investee company's Board of Directors, transactions between us and the investee, the ability to obtain timely quarterly financial information, and whether PICO management can affect the operating and financial policies of the investee company. When we conclude that we have this kind of influence, we adopt the equity method and change all of our previously reported results of the investee to show the investment as if we had applied equity accounting from the date of our first purchase. This adds volatility to our reported results.

     While the method of accounting we use clearly has no impact on the underlying performance of the investee, the use of market value accounting or the equity method can result in significantly different carrying values at discrete balance sheet dates and contributions to our statement of operations over the course of the investment. It should be noted that the total impact of the investment on PICO's shareholders' equity over the entire life of the investment will be the same whichever method is adopted.

     For example, our investment in HyperFeed is carried under the equity method of accounting as we have determined that we have the ability to exercise significant influence over HyperFeed. As a result, at December 31, 2001, the carrying value of HyperFeed in our balance sheet is significantly below what it would be if we recorded this investment at market. Also, during 2001 we ceased accounting for our investment in Jungfraubahn Holding under the equity method after we determined that we no longer had the ability to exercise significant influence over Jungfraubahn. When we readopted market value accounting, we recorded a reduction in shareholders' equity because the market value of our investment in Jungfraubahn was significantly below the carrying value under the equity method.


RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

SUMMARY

     PICO reported net income of $4.8 million, or $0.39 per diluted share in 2001, compared with a net loss of $9.5 million, or $0.82 per diluted share, in 2000, and a net loss of $6.8 million, or $0.76 per diluted share, in 1999. The weighted average number of shares outstanding in 2001 and 2000 increased as a result of the rights offering in March 2000.

     At December 31, 2001, PICO had shareholders' equity of $206.6 million, or $16.71 per share, compared to $205.2 million, or $16.56 per share, at the end of 2000. The principal factors leading to the $1.4 million increase in shareholders' equity were:

-    net income of $4.8 million for the year; and
- a foreign currency translation credit of $628,000; which were partially offset by
- net unrealized depreciation in investments of $3.7 million. This includes a $6.8 million reduction when we ceased to account for the investment in Jungfraubahn Holding AG under the equity method from April 1, 2001. This is explained in the Long Term Holdings section of the preceding "Company Summary, Recent Developments and Future Outlook"; and
- a $299,000 increase in treasury stock due to the purchase of PICO shares in deferred compensations plans.

    Total assets at December 31, 2001 were $373.1 million, compared to $395.1 million at December 31, 2000. Most of the $22 million decrease in total assets is attributable to the "run off" of Physicians and Citation, which reduced both insurance liabilities and the corresponding assets. Total liabilities decreased by $22.6 million, primarily due to a $16.7 million reduction in medical professional liability insurance loss reserves during the year.

    The $4.8 million in net income reported in 2001 consisted of $5.8 million in net income before an accounting change, or $0.47 per share, and a change in accounting principle which had the cumulative effect of reducing income by $981,000 after taxes, or $0.08 per share. The $5.8 million in net income before an accounting change was comprised of $7.7 million in income before taxes and minority interest, a $2.3 million provision for income tax expense, and the addition of $359,000 in minority interest. This reflects the interest of minority shareholders in the losses of subsidiaries which are less than 100%-owned by PICO. The accounting change was due to the adoption of the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This non-cash charge recognized the accumulated after-tax decline in the estimated fair value of warrants we own to buy shares in other companies (principally HyperFeed Technologies, Inc.) from the date we acquired the warrants through to January 1, 2001. The decline in the estimated fair value of warrants during 2001 is recorded in the Long Term Holdings segment.

    The $2.3 million net provision for income tax expense for 2001 consists of several items, which are detailed in Note 7 of Notes to Consolidated Financial Statements, "Federal Income Tax." A gross provision for tax of approximately $2.9 million was partially offset by $630,000 in tax benefits, primarily represented by a cash refund following a successful appeal of a prior year tax ruling in Canada. We do not need to pay any taxes in cash for 2001 because prior year net operating loss carry-forwards offset our tax provision for the year.

     PICO incurred a net loss of $9.5 million in 2000. The $4.5 million net loss before an accounting change consisted of a $13.5 million pre-tax loss, which was partially offset by $8.2 million in income tax benefits and the addition of $717,000 in minority interest. In addition, the cumulative effect of a change in accounting principle reduced income by $5 million after-tax. Until December 31, 1999, PICO had discounted the carrying value of its medical professional liability claims reserves, to reflect the fact that some claims will not be paid until many years in the future, but funds from the corresponding premiums can be invested in the meantime. After December 31, 1999, PICO's medical professional liability insurance subsidiaries were no longer allowed to discount claims reserves in the statements they file with the Ohio Department of Insurance, which are prepared on the statutory basis of accounting. With this change in accounting principle, we have also eliminated the discounting in our financial statements which are prepared on a GAAP basis.

     The $8.2 million in tax benefits recorded in 2000 is made up of several items. These include a $4.4 million cash refund resulting from the successful appeal of a prior year tax ruling in Canada, and a $3.3 million expense which was recognized to increase federal income tax valuation allowances recorded against tax assets in some of our subsidiaries.

     In 1999, the $6.8 million net loss was comprised of a $20.5 million pre-tax loss, which was partially offset by the addition of $12.5 million in income tax benefits, $706,000 in minority interest, and a $442,000 after-tax extraordinary gain from the early settlement of debt. The income tax benefits recognized include an $8.4 million reduction in valuation allowances that had previously been recorded to reduce income tax assets. Of this amount, $6.5 million became available as a result of changes in federal income tax legislation in 1999.

     From 1998, PICO began to report comprehensive income in addition to the income reported in the Consolidated Statement of Operations. Comprehensive income includes items resulting in unrealized changes in shareholders' equity. For PICO, comprehensive income includes foreign currency translation and change in unrealized investment gains and losses on securities which are available for sale.

     PICO reported comprehensive income of $1.7 million in 2001, consisting of net income of $4.8 million and a foreign currency translation credit of $628,000, which were partially offset by net unrealized depreciation in investments of $3.7 million after-tax. In 2000, PICO incurred an $18 million comprehensive loss. This was comprised of the $9.5 million net loss, a decrease in net unrealized change in investments of $7.6 million after-tax, and negative foreign currency translation of $963,000. A $3.2 million comprehensive loss was recorded in 1999, consisting of a $6.8 million net loss, a $28,000 decrease due to foreign currency translation, and a partially offsetting $3.7 million increase in net unrealized change in investments.

     Detailed information on the performance of each segment is contained later in this report; however, the principal items in the 2001 $7.7 million profit before taxes and minority interest were:

Water Rights and Water Storage
------------------------------
- Vidler generated $17.8 million in revenues and a $5 million pre-tax profit. The principal contributors to segment income were $2.3 million from the sale of land and related water rights in the Harquahala Valley Irrigation District, and $5.7 million in pre-tax gains from the sale of part of Vidler's interest in the Semitropic water storage facility;

Land and Related Mineral Rights & Water Rights
----------------------------------------------
- income of $131,000 from Nevada Land on revenues of $3.2 million, which included $1.9 million in land sales;

Property and Casualty Insurance
-------------------------------
- segment income of $6.2 million, consisting of a $3.3 million pre-tax profit from Sequoia and $2.9 million from Citation;

Medical Professional Liability Insurance
----------------------------------------
- a pre-tax profit of $8.4 million, principally due to an $11.2 million reduction in claims reserves, which was partially offset by a $4 million realized investment loss;

 Long Term Holdings
- a $12 million loss before taxes, primarily due to parent company overhead of $4.8 million, a $2.3 million provision against loans to Dominion Capital Pty. Ltd., a $2.5 million SFAS No. 133 decrease in the value of warrants during the year, and our $1.3 million share of the net losses of investments accounted for under the equity method.

     Revenues and income before taxes and minority interests by business segment, were:

OPERATING REVENUES:

                                                                                YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------
                                                                2001                      2000                     1999
                                                            -------------             -------------            -------------

    Water Rights and Water Storage                          $17,763,000               $ 3,123,000             $ 1,056,000
    Land and Related Mineral Rights & Water Rights            3,221,000                 5,276,000               7,147,000
    Property and Casualty Insurance                          51,349,000                39,257,000              39,960,000
    Medical Professional Liability Insurance                 (2,122,000)                3,396,000               3,121,000
    Long Term Holdings                                         (631,000)               (5,699,000)              3,204,000

                                                            -------------             -------------            -------------
             Total Revenues                                 $69,580,000               $45,353,000              $54,488,000
                                                            =============             =============            =============

     In 2001, total revenues were $69.6 million, compared to $45.4 million in 2000, and $54.5 million in 1999. Revenues in 2001 were $24.2 million higher than 2000, primarily due to $14.6 million higher revenues from Vidler and $12.1 million higher revenues in the Property and Casualty Insurance segment. The most significant items in the revenue growth at Vidler were revenues of $9.4 million from the sale of water rights and land in the Harquahala Valley, and $5.7 million from pre-tax gains on the sale of interests in Semitropic. The principal sources of the $12.1 million revenue growth in the Property and Casualty Insurance segment were $10 million higher earned premiums, and a $1.6 million increase in realized investment gains. From 1999 to 2000, total revenues declined by $9.1 million, primarily due to the recognition of a $7.6 million net realized investment loss which reduced revenues in the Long Term Holdings segment in 2000, as opposed to a $626,000 net realized gain in 1999.

    Total expenses in 2001 were $60.6 million, unchanged from $60.6 million in 2000, and compared to $73.9 million in 1999. The largest expense item in each of the past 3 years was loss and loss adjustment expense in our insurance businesses (i.e., the cost of making provision to pay claims). In 2001, loss and loss adjustment expense was $18.3 million, compared to $24 million in 2000, and $35.2 million in 1999. Loss and loss adjustment expense for 2001 was reduced by favorable reserve development of $11.2 million in the Medical Professional Liability segment. Due to the greater amount of land and water rights sold in 2001, the cost of land, water rights and water sold was higher than previous years at $7.6 million, compared to $4 million in 2000, and $4.5 million in 1999.


INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST:

                                                                 YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                          2001            2000            1999
                                                      ------------    ------------    ------------

Water Rights and Water Storage                        $  4,989,000    $ (4,854,000)   $ (3,947,000)
Land and Related Mineral Rights & Water Rights             131,000       1,918,000       1,094,000
Property and Casualty Insurance                          6,178,000       2,541,000      (3,679,000)
Medical Professional Liability Insurance                 8,409,000         768,000      (4,805,000)
Long Term Holdings                                     (12,016,000)    (13,853,000)     (9,151,000)
                                                      ------------    ------------    ------------
   Income (Loss) Before Taxes and Minority Interest   $  7,691,000    $(13,480,000)   $(20,488,000)
                                                      ============    ============    ============

                         WATER RIGHTS AND WATER STORAGE
                           VIDLER WATER COMPANY, INC.

                                                                 Year Ended December 31,
                                                      ----------------------------------------------
                                                          2001             2000             1999
                                                      ------------     ------------     ------------
REVENUES:
Sale of Land, Water Rights, & Water                   $  9,487,000     $  1,509,000     $    270,000
Gain on sale of Semitropic Water Storage interests       5,701,000
Lease of Water                                             235,000          188,000          185,000
Lease of Agricultural Land                                 795,000          959,000          477,000
Other                                                    1,545,000          467,000          124,000
                                                      ------------     ------------     ------------
Segment Total Revenues                                $ 17,763,000     $  3,123,000     $  1,056,000
                                                      ============     ============     ============

EXPENSES:
Cost of Land, Water Rights, & Water Sold                (6,796,000)      (2,244,000)        (185,000)
Commission and Other Cost of Sales                        (553,000)
Depreciation & Amortization                             (1,285,000)        (988,000)        (810,000)
Interest                                                  (646,000)        (821,000)        (678,000)
Operations & Maintenance                                  (311,000)        (612,000)        (214,000)
Other                                                   (3,183,000)      (3,312,000)      (3,116,000)
                                                      ------------     ------------     ------------
Segment Total Expenses                                 (12,774,000)      (7,977,000)      (5,003,000)
                                                      ============     ============     ============

                                                      ------------     ------------     ------------
INCOME (LOSS) BEFORE TAX                              $  4,989,000     $ (4,854,000)    $ (3,947,000)
                                                      ============     ============     ============

     We entered the water business with the realization that most of the assets which Vidler acquired were not ready for immediate commercial use, and that there would be a lead-time in developing and commercializing these assets. Vidler's water assets did not begin to generate significant revenues until the first quarter of 2001. In 2000 and prior years, Vidler was generating modest revenues from the lease and sale of water assets in Colorado and from leasing agricultural land, and incurring significant costs associated with the development of assets and expansion of the water rights portfolio. Consequently, Vidler reported operating losses until 2001.

    Vidler generated total revenues of $17.8 million in 2001, compared to $3.1 million in 2000, and $1.1 million in 1999.

    In 2001, Vidler's results were dominated by three transactions, which generated $15.1 million in revenues:

- the sale of 6,496.5 acre-feet of transferable ground water and 2,589 acres of land in Arizona's Harquahala Valley Irrigation District to a unit of Allegheny Energy, Inc. This transaction added $9.4 million to revenues, comprised of the $9.1 million sales price and a $300,000 option fee earned which is included in Other Revenues, and contributed $2.3 million to segment income;
- the sale of 29.7% of Vidler's original interest in the Semitropic Water Banking and Exchange Program (i.e., approximately 55,000 acre-feet of storage capacity, out of the original 185,000 acre-feet) for $3.3 million. This transaction added $1.6 million to revenues and to segment income; and
- the further sale of 54.1% of Vidler's original interest in the Semitropic Water Banking and Exchange Program (i.e., approximately 100,000 acre-feet of storage capacity) for $6.9 million. This transaction added $4.1 million to revenues and to segment income.

    Over the past three years, Vidler has sold water rights, water, and related assets which were not essential to its strategy in Nevada and Arizona. In addition to the Allegheny transaction described in the preceding paragraph, in 2001 Vidler recognized revenues of $390,000 from the sale of water rights to the City of Golden, Colorado. In 2000, Vidler sold 3,691 acre-feet of water which had been "banked" at the Semitropic water storage facility for $509,000, and water rights and the related land and tunnel assets to the City of Golden for $1 million. Due to the potential for significant capital outlays for repairs and maintenance, Vidler disposed of the land and tunnel assets in conjunction with the water rights in 2000, even though this resulted in a loss of $1.2 million being recognized on the sale of the land and tunnel assets. In 1999, Vidler sold 300 acre-feet of priority water rights at Wet Mountain, Colorado for $270,000.

    The leasing of agricultural land generated revenues of $795,000 in 2001, $959,000 in 2000, and $477,000 in 1999. Agricultural land lease revenues decreased in 2001 as a result of the sale of farm properties in the Harquahala Valley to Allegheny, as described above. The increase from 1999 to 2000 primarily reflects the purchase of additional Harquahala Valley farm properties during 1999.

    Vidler generated revenue of $235,000 in 2001, $188,000 in 2000, and $185,000 in 1999, from leasing some of the company's Colorado water rights. These assets are leased in perpetuity. The lease payments are indexed for inflation, with a minimum annual escalation of 3%.

    Other Revenues were $1.5 million in 2001, $467,000 in 2000, and $124,000 in 1999. The most significant items in Other Revenues in 2001 were a $600,000 gain from granting an easement to El Paso Natural Gas Company in the Harquahala Valley, interest revenue of $357,000, and various revenues from properties farmed by Vidler (e.g., sales of hay and cattle). In 2001, Other Revenues were reduced by a $202,000 loss on the condemnation (i.e., compulsory acquisition) of a commercially zoned property in Mesa, Arizona due to freeway construction. This property, which was located in greater metropolitan Phoenix, was not part of Vidler's water business. It was acquired in conjunction with MTB Ranch in 1996, and was being held for sale. Originally, a $442,000 provision for loss on condemnation was recorded in the first quarter of 2001, however this was partially offset by an additional $240,000 payment to be received from a negotiated settlement after Vidler challenged the value at which the property was condemned.

    Total segment expenses, including the cost of water rights and other assets sold, increased from $5 million in 1999, to $8 million in 2000, and $12.8 million in 2001.

    Segment operating expenses (i.e., excluding the cost of water rights and other assets sold and related selling costs, and the $40,000 Silver State write-down described in the "Land and Related Mineral Rights & Water Rights" section) were $4.8 million in 1999, $5.7 million in 2000, and $5.4 million in 2001. Segment operating expenses in 2000 and 2001 were higher than in 1999 due to growth in Vidler's asset base (e.g., the acquisition of Fish Springs Ranch), including expenses related to individual projects (e.g., depreciation and interest) which were recognized prior to the related revenues being earned.

    The $348,000 net reduction in segment operating expenses in 2001 from 2000 was primarily attributable to decreases of $301,000 in operations and maintenance expense, $175,000 in interest expense, and $129,000 in other expenses. The decrease in operations and maintenance expense was primarily due to a lower obligation to contribute to operations and maintenance expense at the Semitropic water storage facility, as our interest in the asset reduced. Interest expense declined due to the repayment of the non-recourse debt on the Harquahala Valley farm properties which were sold to Allegheny. These expense reductions were partially offset by a $297,000 increase in depreciation and amortization expense, primarily due to the start of amortization of improvements at the Vidler Arizona Recharge Facility. Since construction of the improvements required to recharge water is complete and the facility is ready for use, on March 1, 2001, Vidler began to amortize the improvements at the facility over 15 years. The annual amortization charge will be approximately $518,000. The amortization charge for 2001 was $421,000.

    Segment operating expenses increased $915,000 from 1999 to 2000, due to increases of $398,000 in operations and maintenance, $178,000 in depreciation and amortization, $143,000 in interest, and $196,000 in other expenses. The increase in segment expenses reflected the growth in Vidler's asset base, including the purchase of farm properties and the related water rights in the Harquahala Valley.

    Vidler recorded segment income of $5 million in 2001, compared to segment losses of $4.9 million in 2000, and $3.9 million in 1999.

    The principal causes of the $9.9 million improvement in the segment result from 2000 to 2001 were the contributions to income of $5.7 million from the sale of interests in Semitropic, $2.3 million from the Allegheny transaction, and $600,000 from the easement granted in 2001.

    The $907,000 increase in segment loss from 1999 to 2000 was caused by the $1.2 million realized loss on the sale of the land and tunnel assets described above. Excluding this item, the segment loss declined by $296,000, primarily due to a $342,000 gross profit on the sale of the water "banked" at Semitropic and $482,000 higher agricultural lease revenues, which were partially offset by higher charges for depreciation, interest, and other expenses.


                 LAND AND RELATED MINERAL RIGHTS & WATER RIGHTS
                       NEVADA LAND & RESOURCE COMPANY, LLC

                                                        Year Ended December 31,
                                             -------------------------------------------
                                                  2001            2000            1999
                                             -----------     -----------     -----------
REVENUES:
Sale of Land                                 $ 1,918,000     $ 3,725,000     $ 5,432,000
Sale of Water Rights                                             244,000         379,000
Gain on Land Exchange                                            270,000
Lease and Royalty                                734,000         716,000         980,000
Interest and Other                               569,000         321,000         356,000
                                             -----------     -----------     -----------
Segment Total Revenues                       $ 3,221,000     $ 5,276,000     $ 7,147,000
                                             ===========     ===========     ===========

EXPENSES:
Cost of Land and Water Rights Sold              (772,000)     (1,751,000)     (4,273,000)
Operating Expenses                            (1,777,000)     (1,607,000)     (1,780,000)
Write-down of Silver State Resources, LLC       (541,000)
                                             -----------     -----------     -----------
Segment Total Expenses                       $(3,090,000)    $(3,358,000)    $(6,053,000)
                                             ===========     ===========     ===========

                                             -----------     -----------     -----------
INCOME BEFORE TAX                            $   131,000     $ 1,918,000     $ 1,094,000
                                             ===========     ===========     ===========

    Nevada Land generated revenues of $3.2 million in 2001, compared to $5.3 million in 2000, and $7.1 million in 1999.

    Most of the variation in revenue from year to year is caused by fluctuations in the level of land sales. In 2001, Nevada Land recorded revenues of $1.9 million from the sale of 15,632 acres of land. In 2000, we generated $3.7 million in revenues from the sale of 28,245 acres of land, compared to $5.4 million from the sale of 48,715 acres in 1999.

    Lease and royalty income amounted to $734,000 in 2001, compared to $716,000 in 2000, and $980,000 in 1999. Most of this revenue comes from land leases, principally for grazing, agricultural, communications, and easements.

    Interest and other revenues contributed $569,000 in 2001, compared to $321,000 in 2000, and $356,000 in 1999.

    Nevada Land also generated revenues from a gain on a land exchange transaction in 2000, and the sale of water rights in 2000 and 1999.

    In the 2000 land exchange, we exchanged 25,828 acres of land for assets with an exchange value of approximately $1.3 million, or $52 per acre. The consideration received consisted of $430,000 in cash and 17,558 acres of land, which we believe will be more readily marketable, with an exchange value of $913,000, or $52 per acre. The revenue recorded as a result of this transaction was the $270,000 net gain on the cash portion of the total exchange value (i.e., approximately 32%). This gain represents the difference between the cash received and our basis in approximately 32% of the land given up in the exchange. No gain was recognized on the portion of the exchange value for which land was received (i.e., approximately 68%). Any gain related to the land received will be recorded when that land is sold.

    In 2000, Nevada Land sold 61 acre-feet of certificated water rights for $244,000. In 1999, we sold 125 acre-feet of certificated water rights for $379,000.

    After deducting the cost of land sold, the gross margin on land sales was $1.1 million in 2001, $2.2 million in 2000, and $1.5 million in 1999. This represented a gross margin percentage of 59.8% in 2001, 59.2% in 2000, and 28% in 1999.

    Operating expenses were little changed over the three-year period, at $1.8 million in 2001, $1.6 million in 2000, and $1.8 million in 1999.

    As part of our strategy of increasing our ownership of water rights in northern Nevada, in 1998 Nevada Land and Vidler jointly acquired a controlling interest in Silver State Land, LLC, which had filed applications for approximately 51,000 acre-feet of water rights in various locations that were geographically unrelated to Nevada Land's properties. In 1999, 2000, and 2001, our priority has been to pursue the water rights applications filed by the Vidler/Lincoln County joint venture, and by Nevada Land on its own properties. Accordingly, due to the uncertainty of realizing the value of these applications, in 2001 we reduced the carrying value of Silver State to zero, which resulted in expenses of $541,000 in this segment and $40,000 in the "Water Rights and Water Storage" segment. The Silver State water rights applications were the only water rights applications with a carrying value in our financial statements.

    Nevada Land recorded income of $131,000 in 2001, compared to $1.9 million in 2000, and $1.1 million in 1999. Segment income decreased $1.8 million from 2000 to 2001, principally due to a $1.1 million reduction in the gross margin on land sales, the $541,000 write down of Silver State, and the $270,000 land exchange gain included in 2000. In 2000, segment income was $824,000 higher than 1999, principally due to a $685,000 higher gross profit from land sales and the $270,000 gain from the land exchange transaction.


                         PROPERTY AND CASUALTY INSURANCE

                                                          Year Ended December 31,
                                             -----------------------------------------------
                                                     2001             2000             1999
                                             ------------     ------------     ------------
P&C INSURANCE REVENUES:
Earned Premiums                              $ 42,535,000     $ 32,583,000     $ 34,439,000
Net Investment Income                           5,997,000        5,381,000        4,951,000
Realized Investment Gains                       1,818,000          172,000         (186,000)
Negative Goodwill                                 568,000          568,000          568,000
Other                                             431,000          553,000          188,000
                                             ------------     ------------     ------------
Segment Total Revenues                       $ 51,349,000     $ 39,257,000     $ 39,960,000
                                             ============     ============     ============

P&C INSURANCE EXPENSES:
Loss and Loss Adjustment Expense             $(29,460,000)    $(22,963,000)    $(28,613,000)
Underwriting Expenses                         (15,711,000)     (13,753,000)     (15,026,000)
                                             ------------     ------------     ------------
Segment Total Expenses                       $(45,171,000)    $(36,716,000)    $(43,639,000)
                                             ============     ============     ============

P&C INSURANCE INCOME (LOSS) BEFORE TAXES:
Sequoia Insurance Company                    $  3,314,000     $  1,344,000     $  2,207,000
Citation Insurance Company                      2,864,000        1,197,000       (5,886,000)
                                             ------------     ------------     ------------
Total P&C Income (Loss) Before Taxes         $  6,178,000     $  2,541,000     $ (3,679,000)
                                             ============     ============     ============


    The Property & Casualty Insurance segment generated total revenues of $51.3 million in 2001, compared to $39.3 million in 2000, and $40 million in 1999.

    Most revenues in this segment come from earned premiums. When an insurance company writes a policy, the premium charged is referred to as "written" premium. The "written" premium is recognized as revenue, or "earned," evenly over the term of the policy. Therefore, there is a time lag between changes in written premium and the resulting change in earned premium.

    As described in the Property and Casualty Insurance section of "Company Summary, Recent Developments and Future Outlook" in Item 7, the amount of premium "written" by Sequoia and Citation declined in 1998 and 1999. This led to a corresponding decrease in segment "earned" premium from $34.4 million in 1999 to $32.6 million in 2000.

    In 2000, Citation wrote only a minor amount of premium in one state, and Sequoia was responsible for practically all written premiums in the segment. During 2000, Sequoia experienced 33.5% growth in written premiums to $47.1 million, due to an improved pricing environment, the increase in the company's A.M. Best rating to "A-" (Excellent), and the acquisition of Personal Express. Due to the lag between changes in written premium and earned premium, the increase in premium written in 2000 led to the $9.9 million increase in earned premium, from $32.6 million to $42.5 million, in 2001.

    Segment investment income increased 8.7% to $5.4 million during 2000. The average income yield on the bond portfolio increased throughout 2000 due to the higher prevailing level of interest rates and the purchase of high quality corporate bonds with 5 years or less to maturity with the proceeds of lower-yielding treasury bills and money market funds. The increase in the income yield was partially offset by the purchase of several small-capitalization value stocks with lower income (i.e., dividend) yields but greater appreciation potential than bonds.

    Investment income increased another 11.4% to $6 million in 2001. This reflected a higher average yield to maturity in the bond portfolio, resulting from the purchase of high quality corporate bonds with 5 to 10 years to maturity and the sale of some shorter term securities whose yields had fallen to low levels.

    Investment gains of $1.8 million were realized in 2001, primarily due to the sale of bonds with 5 years or less to maturity, compared to realized gains of $172,000 in 2000, and a net realized investment loss of $186,000 in 1999. Given the historic drop in interest rates during 2001, particularly in shorter-term (5 years or less) interest rates, realized gains of this magnitude from bonds are unlikely to be repeated.

     The Property and Casualty Insurance segment produced $6.2 million of pre-tax income in 2001, consisting of a $3.3 million pre-tax profit from Sequoia and $2.9 million from Citation. This compares to segment income of $2.5 million in 2000, and a segment pre-tax loss of $3.7 million in 1999.

     During 1998 and 1999, Sequoia and Citation "pooled," or shared, most of their premiums and expenses, and all business in California and Nevada was transitioned to Sequoia. From January 1, 2000, the pooling arrangement was terminated, and Citation only wrote a minor amount of premium in Arizona. Citation ceased writing business in December 2000, and went into "run off" in 2001. Citation's last policy expired in December 2001. Due to these factors, as well as the acquisition of the Personal Express book of business, the individual results of Sequoia and Citation for 2001 cannot be directly compared to previous years.

     In 2000, the $2.5 million segment profit was comprised of a $1.3 million pre-tax profit from Sequoia and a $1.2 million pre-tax profit from Citation. The $3.6 million increase in segment income in 2001 over 2000 is primarily due to $1.6 million higher realized investment gains and a $616,000 increase in investment income for the segment, and a $1.4 million decrease in expenses at Citation after the company went into "run off".

     The 1999 $3.7 million segment loss consisted of $2.2 million in income from Sequoia, which was more than offset by a $5.9 million loss from Citation. From 1999 to 2000, the segment result improved by $6.2 million, from a $3.7 million loss in 1999 to a $2.5 million profit in 2000. The 1999 segment loss was caused by a $10.1 million pre-tax charge to strengthen Citation's claims reserves, principally in the artisan/contractors line of business.

     SEQUOIA INSURANCE COMPANY
     In 2001, Sequoia's revenues included earned premiums of $42.3 million, investment income of $3.7 million, and realized gains of $1.5 million. Earned premiums increased 29.2% from the previous year, and consisted of $34.1 million from commercial lines and $8.2 million from personal lines. Earned premiums for 2001 reflected most, but not a full 12 months, of the annualized increase in premium resulting from the acquisition of the Personal Express book of business. For 2001, Sequoia reported a loss from operations (i.e., income before investment income, realized gains, and taxes) of $1.9 million, and income before taxes of $3.3 million. This included an additional expense of $738,000 to recognize adverse development in prior year loss reserves.

     In 2000, Sequoia's revenues included $32.7 million in earned premiums, $2.8 million in investment income, and realized gains of $99,000. The earned premiums were composed of $29.6 million from commercial lines and $3.1 million from personal lines, which included some initial revenues from the Personal Express book of business. For 2000, Sequoia reported a loss from operations of $1.5 million, which included an additional expense of $252,000 to recognize adverse development in prior year loss reserves, and income before taxes of $1.3 million.

     In 1999, when the pooling agreement with Citation was still in force, Sequoia's revenues included $16.9 million in earned premium and $2.1 million in investment income. The company earned a profit from operations of $114,000 and income before taxes of $2.2 million, including the benefit of a $401,000 credit from favorable development in prior year loss reserves.

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

     Sequoia manages its business so as to have a combined ratio of less than 100% each year; however, this is not always achieved. Sequoia's combined ratio, determined on the basis of generally accepted accounting principles, for the past 3 years have been:

                                              SEQUOIA'S GAAP INDUSTRY RATIOS

                -------------------------------------- ------------ ----------- ----------- ---------- ------------
                                                          2001                     2000                   1999
                                                       ------------             -----------            ------------

                Loss and LAE Ratio                         69.1%                   67.6%                  53.5%
                Underwriting Expense Ratio                 36.3%                   38.6%                  46.3%
                                                       ------------             -----------            ------------
                Combined Ratio                            105.4%                  106.3%                  99.8%
                -------------------------------------- ------------ ----------- ----------- ---------- ------------

     For 2001, Sequoia's combined ratio was 105.4%, compared to 106.3% in 2000, and 99.8% in 1999.

     Sequoia's loss and loss adjustment expense ratio (i.e., the cost of making provision to pay claims as a percentage of earned premiums) was 69.1% in 2001 and 67.6% in 2000, compared to 53.5% in 1999. In 2001, this included an additional expense of $738,000 to recognize adverse development in prior year loss reserves, compared to an additional $252,000 expense in 2000, and a $401,000 credit from favorable development in 1999.

     The higher loss ratio was partially offset by a lower underwriting expense ratio (i.e., operating expenses as a percentage of earned premiums) of 36.3% in 2001, compared to 38.6% in 2000, and 46.3% in 1999. The reduction in the underwriting expense ratio was due to:
o economies of scale. Sequoia's earned premiums grew by 29.2% in 2001, following a 93.4% increase in 2000 after the pooling agreement with Citation was terminated. In 2001 and 2000, fixed underwriting expense items (i.e., expenses which do not change with volume) were spread over a larger base of revenue, and therefore reduced as a percentage of revenue; and
o earned premiums from the Personal Express book of business. Sequoia does not pay commission on Personal Express business, so commission expense fell as a percentage of revenue in 2001 and 2000.

     CITATION INSURANCE COMPANY
     Citation went into "run off" from January 1, 2001. In future years, this will significantly affect the company's level of revenues and expenses. It is anticipated that the majority of Citation's future revenues will come from investment income, which is expected to decline over time as fixed-income investments mature or are sold to provide the funds to pay down the company's claims reserves. Unless there is adverse development in prior year loss reserves, typically the expenses of an insurance company in "run off" will be lower than the expenses of an insurance company which is actively writing business.

     In 2001, Citation's revenues included investment income of $2.3 million, earned premiums of $225,000, and negative goodwill amortization of $568,000 (explained in the following paragraph). The $225,000 in earned premiums represents the final premiums earned from the policies on Citation's books when the company went into "run off." After expenses of $571,000, Citation earned income of $2.9 million before taxes for 2001. The "run off" of Citation's loss reserves appears to be proceeding in line with expectation. In 2001, an expense of just $56,000 was recorded for development in prior year loss reserves.

     When Citation Insurance Group acquired Physicians in the reverse merger in 1996, a $5.7 million negative goodwill asset arose because the fair value of the assets acquired (i.e., Physicians) exceeded the cost of the investment (i.e., the fair value of the shares in Citation issued to Physicians shareholders). The negative goodwill was being recognized as income over a period of 10 years in this segment. From January 1, 2002, PICO is adopting Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually rather than amortized over time. As a result of adopting this standard, the remaining negative goodwill of approximately $2.8 million will be recognized as an extraordinary gain in 2002. See Note 1 of Notes to Consolidated Financial Statements, "Nature of Operations and Significant Accounting Policies."

     In 2000, Citation's revenues included investment income of $2.7 million, earned premiums of negative $158,000, and negative goodwill amortization of $568,000. Although Citation earned $564,000 in property and casualty premiums in 2000, this was more than offset by a $722,000 reduction in earned premium revenues related to reinsurance. After expenses of $1.9 million, including a partially offsetting $282,000 benefit from favorable development in prior year loss reserves, Citation earned a $1.2 million pre-tax profit for 2000.

     From 2000 to 2001, Citation's pre-tax profit increased $1.7 million. While revenues increased $309,000 year over year, underwriting and other expenses declined by $1.4 million after the company went into "run off."

     During 1999, Citation was "pooling" most of its revenues and expenses with Sequoia so revenues and expenses were significantly greater than in 2000 and 2001. In 1999, Citation's revenues included earned premiums of $17.5 million, investment income of $2.9 million, and negative goodwill amortization of $568,000. Following expenses of $26.7 million, which included a $10.1 million charge to strengthen loss reserves, Citation reported a pre-tax loss of $5.9 million.

     Since Citation is in "run off," its Combined Ratio is no longer meaningful.


        PROPERTY AND CASUALTY INSURANCE - LOSS AND LOSS EXPENSE RESERVES

                                                        DECEMBER 31, 2001       DECEMBER 31, 2000         DECEMBER 31, 1999
                                                     ------------------------ ---------------------- -----------------------------
SEQUOIA INSURANCE COMPANY:
Direct Reserves                                           $36.9 million           $37.2 million             $39.4 million
Ceded Reserves                                            (15.7)                  (18.1)                    (28.9)
                                                     ------------------------ ---------------------- -----------------------------
Net Reserves                                              $21.2 million           $19.1 million             $10.5 million
                                                     ======================== ====================== =============================

CITATION INSURANCE COMPANY:
Direct Reserves                                           $21.0 million           $25.8 million             $36.6 million
Ceded Reserves                                            (1.8)                   ( 2.4)                    ( 2.0)
                                                     ------------------------ ---------------------- -----------------------------
Net Reserves                                              $19.2 million           $23.4 million             $34.6 million
                                                     ======================== ====================== =============================


                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                                                               Year Ended December 31,
                                                        ----------------------------------------------------------------------
                                                             2001                          2000                     1999
                                                        ----------------              ---------------          ---------------
MPL REVENUES:
Net Investment Income                                     $ 1,097,000                   $1,543,000               $1,180,000
Net Realized Investment Loss                              (3,974,000)
Earned Premium                                                755,000                    1,853,000                1,941,000
                                                        ----------------              ---------------          ---------------
Segment Total Revenues                                   $(2,122,000)                   $3,396,000               $3,121,000
                                                        ================              ===============          ===============

Underwriting Recoveries (Expenses)                         10,531,000                  ( 2,628,000)              (7,926,000)
                                                        ----------------              ---------------          ---------------
SEGMENT TOTAL RECOVERIES (EXPENSES)                        10,531,000                  ( 2,628,000)              (7,926,000)
                                                        ================              ===============          ===============

                                                        ----------------              ---------------          ---------------
INCOME (LOSS) BEFORE TAXES                                $ 8,409,000                   $  768,000              $(4,805,000)
                                                        ================              ===============          ===============


    Actuarial analysis of Physicians' loss reserves as of September 30, 2001 concluded that Physicians' reserves against future claims were significantly greater than the actuary's projections of future claims payments. This was due to favorable trends in both the "frequency" (number) and "severity" (size) of claims. Accordingly, Physicians took down $11.2 million of excess reserves in the fourth quarter of 2001.

    Medical professional liability insurance segment revenues were negative $2.1 million in 2001, compared to $3.4 million in 2000, and $3.1 million in 1999.

    Segment total revenues were negative $2.1 million in 2001, due to a $4 million net realized investment loss which exceeded the positive revenue items. The net realized investment loss consisted of a $4.1 million realized loss on the redemption of all units held in the Rydex URSA mutual fund, which was partially offset by $19,000 in realized gains from the sale of bonds. The Rydex URSA Fund is designed to deliver a return which is the inverse of the return on the S&P 500 Index, and was acquired in 1995 when Physicians had greater exposure to listed stocks. In the first four months of 2001, the S&P 500 Index declined sharply. This led to a corresponding increase in the price of the Rydex URSA Fund, and we redeemed the investment. When the loss was realized, there was only a minor effect on book value because the unrealized depreciation, after the related tax benefit, was already reflected in shareholders' equity.

    Investment income was $1.2 million in 2001, $1.5 million in 2000, and $1.2 million in 1999. The principal reason for the variation in investment income from year to year is fluctuation in the amount of fixed-income securities held in the portfolio and the prevailing level of interest rates.

    Although Physicians is in "run off" and no longer writing premiums, earned premium does arise, for example, from "swing rated" reinsurance, where the reinsurance premiums we pay are recalculated based on loss experience (i.e., number and size of claims). Under GAAP, reinsurance is recorded in the earned premium line. Earned premiums of $755,000 were recorded in 2001, which primarily reflects a reduction in the amount of reinsurance we need to pay in line with the reduction in our claims reserves during 2001. Similarly, earned premiums of $1.9 million were recorded in both 2000 and 1999.

    Underwriting expenses consist of loss and loss adjustment expense and other operating expenses.

    In 2001, the segment reported a $10.5 million underwriting recovery, as an $11.2 million reduction in reserves more than offset regular loss and loss adjustment expense and operating expenses for the year. This resulted in segment income of $8.4 million. Excluding the reserve reduction and the net realized investment loss, segment income would have been approximately $1.2 million.

    In 2000, after underwriting expenses of $2.6 million, which included a $1.1 million net increase in reserves, segment income of $768,000 was recorded. In addition, reserves increased by $7.5 million due to the elimination of reserve discount included in the cumulative effect of change in accounting principle. The elimination of discounting did not affect the segment in 2000, but resulted in a $5 million after-tax charge to income, which is shown in the "Cumulative Effect of Change in Accounting Principle" line in our Consolidated Statement of Operations. See Note 21 of Notes to Consolidated Financial Statements, "Cumulative Effect of Change in Accounting Principle." Until December 31, 1999, we discounted our medical professional liability claims reserves to reflect the fact that some claims will not be paid until future years, but funds from the corresponding premiums can be invested in the meantime. In each quarter until December 31, 1999, a portion of this discount was removed and recognized as an expense called "reserve discount accretion." From January 1, 2000, we ceased discounting our reserves to be consistent with the accounting treatment in our statutory financial statements, where discounting was not permitted after December 31, 1999.

    In 1999, underwriting expenses were $7.9 million. This included a pre-tax charge to increase Physicians' loss reserves by $5 million, or $3.8 million after discounting to reflect the time value of money. The addition to claims reserves was based upon actuarial analysis which indicated some deterioration of Physicians' loss experience in most coverage years, resulting in a greater than expected liability to pay claims. At that time, Physicians was receiving a higher than expected number of claims, which was compounded by the fact that many of the claims were for smaller than expected amounts. This meant that a greater proportion of each claim fell below our reinsurance deductible (i.e., the initial part of each claim which is not covered by reinsurance), so Physicians had to pay a greater proportion of each claim, and could not recover as much as previously anticipated from reinsurance. The negative effect of the increased number of claims exceeded the positive effect of the smaller average amount claimed. Medical professional liability operations reported a $4.8 million loss in 1999.

    At December 31, 2001, medical professional liability reserves totaled $34.9 million, net of reinsurance, compared to $51.6 million net of reinsurance at December 31, 2000. At December 31, 1999, medical professional liability reserves were $53.7 million, net of reinsurance and discount.

    MEDICAL PROFESSIONAL LIABILITY INSURANCE--LOSS AND LOSS EXPENSE RESERVES

                                                                               Year Ended December 31,
                                                             ------------------------------------------------------------
                                                                 2001                    2000                   1999
                                                             -------------           -------------          -------------
    Direct Reserves                                             $40.6 million          $58.6 million          $81.6 million
    Ceded Reserves                                               (5.7)                  (7.0)                 (20.4)
    Discount of Net Reserves                                                                                   (7.5)
                                                                -------------          -------------          -------------
    Net Medical Professional Liability Insurance Reserves       $34.9 million          $51.6 million          $53.7 million
                                                                =============          =============          =============

    Significant fluctuations in reserve levels can occur based upon a number of variables used in actuarial projections of ultimate incurred losses and loss adjustment expenses.

                               LONG TERM HOLDINGS

                                                                              Year Ended December 31,
                                                            -------------------------------------------------------------
                                                                 2001                   2000                    1999
                                                            ---------------         --------------          -------------
LONG TERM HOLDINGS REVENUES (CHARGES):
Realized Investment Gains (Losses):
           On Sale or Impairment of Investments              $   (500,000)          $ (7,623,000)            $  626,000
           SFAS No. 133 Change In Warrants                     (2,453,000)
Investment Income                                               1,856,000                988,000                505,000
Other                                                             466,000                936,000              2,073,000
                                                            ---------------         --------------          -------------
Segment Total Revenues                                       $   (631,000)          $ (5,699,000)            $3,204,000
                                                            ===============         ==============          =============

SEGMENT TOTAL EXPENSES                                       (10,097,000)             (9,948,000)           (11,329,000)
                                                            ---------------         --------------          -------------
LOSS BEFORE INVESTEE INCOME                                 $(10,728,000)           $(15,647,000)           $(8,125,000)

Equity Share of Investee's Net Income                         (1,288,000)              1,794,000             (1,026,000)
                                                            ---------------         --------------          -------------
LOSS BEFORE TAXES                                           $(12,016,000)           $(13,853,000)           $(9,151,000)
                                                            ===============         ==============          =============


    The Long Term Holdings segment recorded revenues of negative $631,000 in 2001, negative $5.7 million in 2000, and positive $3.2 million in 1999. Revenues in this segment vary considerably from year to year, primarily due to fluctuations in net realized gains or losses on the sale of investments. Investments are not sold on a regular basis, but when the price of an individual security has significantly exceeded our target, or if there have been changes which we believe limit further appreciation potential on a risk-adjusted basis. Consequently, the amount of net realized gains or losses recognized during any accounting period has no predictive value.

    A $3 million net realized investment loss was recorded in 2001. This was comprised of a $500,000 write-off of the remaining carrying value of the loan to MKG Enterprises, and a $2.5 million loss to reflect a decrease in the value of warrants we own in other companies, principally HyperFeed Technologies, Inc., during 2001. Following the introduction of Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities", we are now required to recognize changes in the estimated fair value of warrants (before taxes) during an accounting period through the Consolidated Statement of Operations for that period. In addition, although this did not affect the segment, a cumulative change in accounting principle reduced income by $981,000 to reflect the after-tax decline in the estimated fair value of warrants during the period from the acquisition of the various warrants through to December 31, 2000. See Note 4 of Notes to Consolidated Financial Statements, "Investments."

    In 2000, a net realized loss of $7.6 million was incurred. This primarily represented a $4.6 million loss on the sale of Conex, a $2.5 million write-down of the loan to MKG Enterprises, and a $526,000 loss when a former employee exercised an option which required PICO to sell existing shares in Vidler for less than current book value. When PICO acquired Vidler in the merger with Global Equity Corporation, call options had already been granted to certain employees over existing shares in Vidler. All of these call options have now been exercised.

    On September 8, 2000, PICO sold its investment in Conex for a nominal sum. Conex's principal asset was a 60% interest in Guizhou Jonyang Machinery Industry Limited, a joint venture which manufactures wheeled and tracked hydraulic excavation equipment in the Guizhou province of the People's Republic of China. Despite significant restructuring efforts, improved product quality, and domestic market share of over 90% for wheeled excavators, the joint venture was unable to achieve profitability.

    In 1999, net realized gains of $626,000 were recorded when gains from the sale of securities from the Company's European portfolio were partially offset by the $3.2 million write-down of an oil and gas investment.

    In this segment, investment income includes interest on cash and short term fixed-income investments, and dividends from long term holdings. Investment income totaled $1.9 million in 2001, compared to $988,000 in 2000, and $505,000 in 1999. In 2001, investment income was $868,000 higher than in 2000, principally due to the receipt of $391,000 in dividends from AOG in 2001 after AOG had not paid a dividend in 2000. The $483,000 increase in investment income from 1999 to 2000 was primarily due to interest revenue earned on the proceeds from the rights offering in the first quarter of 2000.

    Other revenues were $466,000 in 2001, $936,000 in 2000, and $2.1 million in 1999.

    The principal expenses recognized in this segment are PICO's corporate overhead and operating expenses from SISCOM and, in 2000 and 1999, Conex. In 2001, segment expenses were $10.1 million, compared to $9.9 million in 2000, and $11.3 million in 1999.

    Segment expenses in 2001 included a $2.3 million provision against the principal and accrued interest on two loans receivable from Dominion Capital Pty. Limited. As disclosed in the Long Term Holdings section of Item 7 in our 2000 Form 10-K, PICO made short term advances to Dominion Capital Pty. Limited, a private Australian company. The advances consisted of two loans, which were due to be repaid in 2001. The assets collateralizing the loans include real estate in Australia. We have instituted legal proceedings in Australia to realize on the collateral and to obtain additional legal remedies, if required. Given the delays and uncertainties inherent in the legal process and in realizing on the collateral, we have fully provided against the principal and accrued interest on both loans.

    PICO's equity share of investees' income represents our proportionate share of the net income and other events affecting equity in the investments which we carry under the equity method, less any dividends received from those investments. In 2001, an equity share of investees' loss of $1.3 million was recorded, compared to equity income of $1.8 million in 2000, and a $1 million equity share of investees' loss in 1999. Here is a summary of the principal investments which we accounted for under the equity method in each of the past three years:

         ------------------------------------- ---------------------------------- -----------------------------------
                         2001                                2000                                1999
         ------------------------------------- ---------------------------------- -----------------------------------
          Jungfraubahn - until April 1, 2001             Jungfraubahn                        Jungfraubahn
                      HyperFeed                            HyperFeed                          HyperFeed
                                                                                     Conex - until August 1, 1999
                                                  Conex's sino-foreign joint      Conex's sino-foreign joint venture
                                                           venture -
                                                    until September 8, 2000
         ------------------------------------- ---------------------------------- -----------------------------------

    The Long Term Holdings segment produced a loss before taxes of $12 million in 2001, compared to a $13.9 million loss in 2000 and a $9.2 million loss in 1999.

    The 2001 segment loss includes investment income and other revenues of $2.3 million, which were more than offset by the $2.5 million SFAS No. 133 loss, the $500,000 realized loss related to MKG, the $1.3 million equity share of investees' losses, and segment expenses of $10.1 million. Segment expenses include parent company overhead of $4.8 million, the $2.3 million provision against loans to Dominion Capital Pty. Ltd., and SISCOM expenses of $1.7 million.

    In 2000, the segment loss included equity income of $1.8 million and investment income and other revenues of $1.9 million. These were more than offset by the $7.6 million in realized losses described above, and segment expenses of $9.9 million. Segment expenses include a $2.3 million operating loss from Conex for the period prior to its sale, and a $1.6 million operating loss from SISCOM.

    In 1999, the segment loss included $626,000 in realized gains and $2.6 million in investment income and other revenues, which were more than offset by segment expenses of $11.3 million and a $1 million equity share of investees' loss. Segment expenses include a $1.8 million operating loss from Conex, and a $672,000 operating loss from SISCOM.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

     PICO Holdings, Inc. is a diversified holding company. Our assets primarily consist of investments in our operating subsidiaries, investments in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $17.4 million in cash and cash equivalents at December 31, 2001, compared to $13.6 million at December 31, 2000, and $36.7 million at December 31, 1999.

     Our cash flow position fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our investment portfolios. Our primary sources of funds include cash balances, cash flow from operations, the sale of investments, and -- potentially -- the proceeds of borrowings or offerings of equity and debt. We endeavor to ensure that funds are always available to take advantage of new investment opportunities.

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

- Citation Insurance Company has ceased writing business and is "running off" its existing claims reserves. Investment income more than covers Citation's operating expenses. Most of the funds required to pay claims are coming from the maturity of fixed-income investments in the company's investment portfolio and recoveries from reinsurance companies; and

- As the "run off" progresses, Physicians Insurance Company of Ohio is obtaining funds to pay operating expenses and claims from the maturity of fixed-income securities, the realization of investments, and recoveries from reinsurance companies.

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

     As shown in the Consolidated Statements of Cash Flow, there was a $3.7 million net increase in cash and cash equivalents in 2001, compared to a $23.1 million net decrease in 2000, and a $34.9 million net decrease during 1999.

     During 2001, Operating Activities used cash of $3.9 million. Operating Activities used cash of $17.3 million in 2000, and $23.5 million in 1999. The most significant cash inflow in 2001 was $9.4 million in total receipts from the sale of water rights and land in the Harquahala Valley. The principal uses of cash were claims payments by our insurance subsidiaries and operating expenses in all three years.

     In 2001, Investing Activities generated cash of $9 million. The most significant cash inflow was $10.2 million from the sale of part of our interest in Semitropic. Significant cash outflows included the investment of $3.5 million in Sihl, a Swiss public company, and $941,000 in AOG. Most of the remaining Investing Activities cash flow represents activity in the investment portfolios of our insurance companies:
- Sequoia Insurance Company, which is the only insurance company writing new business, has been realigning its bond portfolio through the purchase of high quality corporate bonds with 5 to 10 years to maturity, utilizing the proceeds from the sale of bonds with lower yields to maturity; and
- the "run off" insurance companies, Physicians and Citation, structuring their fixed-income portfolios to match the projected pattern of claims payouts, utilizing the proceeds of maturing fixed-income securities, the sale of investments, and investment income.
In addition, Vidler and Nevada Land invested $7.5 million in high quality corporate bonds with less than 1 year to maturity to maximize the return on the proceeds of land and water rights sales.

     Investing Activities used $55.4 million of cash in 2000. Most of the Investing Activities cash flow represents activity in the investment portfolios of our insurance companies, where the proceeds of cash and cash equivalents and maturing fixed-income securities were reinvested in longer-dated corporate bonds and, to a lesser extent, in small-capitalization value stocks. In addition, Vidler made a $2.3 million payment related to the Semitropic Water Banking and Exchange Program.

     In 1999, Investing Activities used $20.2 million of cash. This primarily represented the purchase of additional shares in Jungfraubahn and AOG, and the $2.3 million Semitropic payment.

     Financing Activities used $1.8 million of cash in 2001. Vidler paid off approximately $2.9 million in non-recourse borrowings collateralized by the farm properties in the Harquahala Valley Irrigation District which it sold to Allegheny. Global Equity SA took on an additional $1.9 million of Swiss Franc-denominated borrowings to help finance the acquisition of investments in Swiss public companies, principally Sihl.

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

     At December 31, 2001, PICO had no significant commitments for future capital expenditures, other than in the ordinary course of business.

     PICO is committed to maintaining Sequoia's capital and statutory surplus at a minimum of $7.5 million. At December 31, 2001, Sequoia had approximately $29.3 million in capital and statutory surplus. PICO also aims to maintain Sequoia's A.M. Best rating at or above its present "A-" (Excellent) level. At some time in the future, this may require the injection of additional capital.


SUPPLEMENTARY DISCLOSURES At December 31, 2001:

-    PICO had no "off balance sheet" financing arrangements;
-    PICO has not provided any debt guarantees; and
- PICO has no commitments to provide additional collateral for financing arrangements. PICO's Swiss subsidiary, Global Equity SA, has Swiss Franc borrowings which partially finance the Company's European stock holdings. If the market value of those stocks declines below certain levels, we could be required to provide additional collateral or to repay a portion of the Swiss Franc borrowings.

See Note 15 of Notes To Consolidated Financial Statements, "Commitments and Contingencies."

                                  RISK FACTORS

     In addition to the risks and uncertainties discussed in the preceding sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document, the following risk factors should be considered carefully in evaluating PICO and its business. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Exchange Act, including statements regarding our expectations, beliefs, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

BECAUSE OUR OPERATIONS ARE DIVERSE, ANALYSTS AND INVESTORS MAY NOT BE ABLE TO EVALUATE OUR COMPANY ADEQUATELY, WHICH MAY NEGATIVELY INFLUENCE OUR SHARE PRICE

     PICO is a diversified holding company with operations in land and related water rights and mineral rights; water rights and water storage; property and casualty insurance; medical professional liability insurance; and other long-term holdings. Each of these areas is unique, complex in nature, and difficult to understand. In particular, water rights is a developing industry within the western United States with very little historical data, very few experts and a limited following of analysts. Because we are so complex, analysts and investors may not be able to adequately evaluate our operations, and PICO in total. This could cause them to make inaccurate evaluations of our stock, or to overlook PICO, in general. These factors could have a negative impact on the trading volume and price of our stock.

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

     We do not know of any reliable statistical data that would enable us to predict the probability of success or failure of our investments, or to predict the availability of suitable investments at the time we have available cash. You will be relying on the experience and judgment of management to locate, select and develop new acquisition and investment opportunities. Sufficient opportunities may not be found and this business strategy may not be successful. We have made a number of investments in the past that have been highly successful, such as Fairfield Communities, Inc., which we sold in 1996, and Resource America, Inc., which we sold in 1997. We have also made investments that have lost money, such as our approximate $4 million loss from the Korean investments in 1997, an approximate $5 million write-down of investments in 1998, a $3.2 million write-down of an oil and gas investment in 1999, and $7.1 million in investment losses in the third quarter of 2000. We reported net realized investment gains of $441,000 in 1999 and $21.4 million in 1997; however, we reported net realized investment losses of $5.1 million in 2001, $7.5 million in 2000 and $4.4 million for 1998. We reported a net unrealized investment loss of $10.6 million at December 31, 2001, compared to a net unrealized loss of $7 million at December 31, 2000, and a net unrealized gain of $575,000 at December 31, 1999.

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

     We may acquire shares of stock in U.S. public companies that are not registered with the SEC, and we may not be able to register the stock during our period of ownership. Accordingly, this may affect our ability to dispose of an investment in a public company or achieve the full market price quoted by the stock exchange that the particular stock is listed on.

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

     Physicians Insurance Company of Ohio has established reserves to cover losses on claims incurred under the medical malpractice liability policies including not only those claims reported to date, but also those that may have been incurred but not yet reported. The reserves for losses are estimates based on various assumptions and, in accordance with Ohio law, were discounted to reflect the time value of money for years prior to 2000. These estimates are based on actual and industry experience and assumptions and projections as to claims frequency, severity and inflationary trends and settlement payments. In accordance with Ohio law, Physicians Insurance Company of Ohio annually obtains a certification from an independent actuary that its reserves for losses are adequate. Physicians Insurance Company of Ohio also obtains a concurring actuarial opinion. Due to the inherent uncertainties in the reserving process, there is a risk that Physicians Insurance Company of Ohio's reserves for losses could prove to be inadequate. This could result in a decrease in income and shareholders' equity. If we underestimate our reserves, they could reach levels which are lower than required by law.

     Reserves are provisions that we make to pay insurance claims. We strive to establish a balance between maintaining adequate reserves to pay claims while at the same time using our cash resources to invest in new companies.

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

     During the past several years, the levels of the reserves for our insurance subsidiaries have been very volatile. We have had to significantly increase and decrease these reserves in the past several years.

     Significant increases in the reserves may be necessary in the future, and the level of reserves for our insurance subsidiaries may be volatile in the future. These increases or volatility may have an adverse effect on our business, financial condition, and the results of operations and cash flows.

THE PROPERTY & CASUALTY INSURANCE BUSINESS IS CYCLICAL, WHICH COULD HINDER OUR ABILITY TO PROFIT FROM THIS INDUSTRY IN THE FUTURE

     The property and casualty insurance industry has been highly cyclical. Pricing is a function of many factors, including the capacity of the property and casualty industry as a whole to underwrite business, create policyholders' surplus and generate positive returns on their investment portfolios. The level of surplus in the industry varies with returns on invested capital and regulatory barriers to withdrawal of surplus. Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers. During the late 1990's, the industry was in a cyclical downturn, due primarily to competitive pressures on pricing, which resulted in lower profitability for our property and casualty insurance operations. In 2000 and 2001, competitive pressures began to ease and pricing began to improve, which is referred to as a hardening market.

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

STATE REGULATORS COULD REQUIRE CHANGES TO THE OPERATIONS OF OUR INSURANCE SUBSIDIARIES AND/OR TAKE THEM OVER IF WE FAIL TO MAINTAIN ADEQUATE RISK-BASED CAPITAL LEVELS

     Beginning in 1994, Physicians, Professionals, Citation, and Sequoia became subject to the provisions of the Risk-Based Capital for Insurers Model Act which has been adopted by the National Association of Insurance Commissioners for the purpose of helping regulators identify insurers that may be in financial difficulty. The Model Act contains a formula which takes into account asset risk, credit risk, underwriting risk and all other relevant risks. Under this formula, each insurer is required to report to regulators using formulas which measure the quality of its capital and the relationship of its modified capital base to the level of risk assumed in specific aspects of its operations. The formula does not address all of the risks associated with the operations of an insurer. The formula is intended to provide a minimum threshold measure of capital adequacy by individual insurance company and does not purport to compute a target level of capital. Companies which fall below the threshold will be placed into one of four categories:
Company Action Level, where the insurer must submit a plan of corrective action; Regulatory Action Level, where the insurer must submit such a plan of corrective action, the regulator is required to perform such examination or analysis the Superintendent of Insurance considers necessary and the regulator must issue a corrective order; Authorized Control Level, which includes the above actions and may include rehabilitation or liquidation; and Mandatory Control Level, where the regulator must rehabilitate or liquidate the insurer. All companies' risk-based capital results as of December 31, 2001 exceed the Company Action Level.

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

VARIANCES IN PHYSICAL AVAILABILITY OF WATER, ALONG WITH ENVIRONMENTAL AND LEGAL RESTRICTIONS AND LEGAL IMPEDIMENTS COULD IMPACT PROFITABILITY FROM OUR WATER RIGHTS

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

     Our profitability is significantly affected by changes in the market price of water. In the future, water prices may fluctuate widely as demand is affected by climatic, demographic and technological factors.

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

     Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations. At December 31, 2001, the closing price of our common stock on the NASDAQ National Market was $12.50 per share, compared to $12.3125 at December 31, 1999. On a quarterly basis between these two dates, closing prices have ranged from a high of $14.62 at June 30, 2001 to a low of $11.00 at September 30, 2001. During 2001, closing prices have ranged from a low of $10.70 per share on October 9 to a high of $15.91 on July 20.

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

     New employment agreements were entered into with Mr. Langley and Mr. Hart on January 1, 2002 for a further four years. (See Part II, Item 8, Note 16, "Related-Party Transactions").

     THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND COULD MAKE COMPARISON OF HISTORIC OPERATING RESULTS AND BALANCES DIFFICULT OR NOT MEANINGFUL.

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

    Several years or more may elapse between the occurrence of an insured medical professional liability insurance or casualty loss, the reporting of the loss and the final payment of the loss. Loss reserves are estimates of what an insurer expects to pay claimants, legal and investigative costs and claims administrative costs. PICO's insurance subsidiaries are required to maintain reserves for payment of estimated losses and loss adjustment expenses for both reported claims and claims which have occurred but have not yet been reported. Ultimate actual liabilities may be materially more or less than current reserve estimates.

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

    The liabilities for unpaid losses and loss adjustment expenses of Physicians, Sequoia, and Citation were $98.4 million at December 31, 2001, $121.5 million at December 31, 2000, and $139.1 million at December 31, 1999, net of discount on medical professional liability insurance reserves in 1999, and before reinsurance reserves, which reduce net unpaid losses and loss adjustment expenses. Of those amounts, the liabilities for unpaid loss and loss adjustment expenses of prior years decreased by $10.4 million in 2001, and increased by $8.6 million in 2000, and $16.3 million in 1999. The 2000 increase included $7.5 million of accumulated discount on reserves that was expensed as a result of our decision to discontinue discounting reserves effective January 1, 2000. See Note 21 of Notes to Consolidated Financial Statements, "Cumulative Effect of Change in Accounting Principle." These changes to prior years' reserves were due to the following:


                                 CHANGE IN UNPAID LOSS AND LAE RESERVES FOR PRIOR YEARS
                                                                      2001                 2000                 1999
                                                                -----------------   -------------------   -----------------
Increase (decrease) in provision for prior year claims              $ (9,833,352)          $ 1,300,413        $ 15,878,697
Retroactive reinsurance                                                 (529,993)             (267,653)           (564,469)
Accretion of reserve discount                                                                                      994,545
Cumulative effect of change in accounting principle                                          7,520,744
                                                                -----------------   -------------------   -----------------
    Net increase (decrease) in liabilities for unpaid loss
   and LAE of prior years                                          $ (10,363,345)          $ 8,553,504        $ 16,308,773
                                                                =================   ===================   =================


    See schedule in Note 12 of Notes to PICO's Consolidated Financial Statements, "Reserves for Unpaid Loss and Loss Adjustment Expenses" for additional information regarding reserve changes.

    Although insurance reserves are certified annually by independent actuaries for each insurance company as required by state law, significant fluctuations in reserve levels can occur based upon a number of variables used in actuarial projections of ultimate incurred losses and loss adjustment expenses.

    Physicians' liability for unpaid medical professional liability insurance losses and loss adjustment expenses was discounted through December 31, 1999, to reflect investment income as permitted by the Ohio Department of Insurance. The method of discounting was based upon historical payment patterns and assumed an interest rate at or below Physicians' investment yield, and was the same rate used for statutory reporting purposes. A discount rate of 4% was used for medical professional liability insurance reserves. Discounting was discontinued effective January 1, 2000. See Notes 12 and 21 of Notes to Consolidated Financial Statements, "Reserves for Unpaid Loss and Loss Adjustment Expenses" and "Cumulative Effect of Change in Accounting Principle."

    All of PICO's insurance companies seek to reduce the loss that may arise from individually significant claims or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance carriers.

    Various reinsurance treaties remain in place to limit PICO's exposure levels.


            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

    The following table presents the development of balance sheet liabilities for 1991 through 2001 for all property and casualty lines of business including medical professional liability insurance. The "Net liability as originally estimated" line shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date on a discounted basis, prior to 2000, for each of the indicated years. Reserves for other lines of business that Physicians ceased writing in 1989, which are immaterial, are excluded. The "Gross liability as originally estimated" represents the estimated amounts of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date on an undiscounted basis, including losses that had been incurred but not reported.



                                                                                         YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------------------
                                           1991             1992            1993            1994            1995            1996
                                       --------------   -------------   -------------   -------------   -------------   ------------
                                                                                              (IN THOUSANDS)
Net liability as originally estimated:      $129,768        $159,804        $179,390        $153,212        $137,523       $164,817
Discount                                      30,647          31,269          32,533          20,144          16,568         12,216
Gross liability as originally estimated:     160,415         191,073         211,923         173,356         154,091        177,033
Cumulative payments as of:
     One year later                           42,986          41,550          34,207          35,966          27,128         59,106
     Two years later                          81,489          73,012          69,037          61,263          65,062         95,574
     Three years later                       103,505         103,166          90,904          93,908          86,865        115,160
     Four years later                        120,073         116,278         118,331         110,272         100,967        129,907
     Five Years later                        127,725         139,028         128,773         119,879         111,553        138,505
     Six years later                         142,973         143,562         136,820         129,819         116,575
     Seven years later                       147,142         148,426         145,683         132,394
     Eight years later                       151,751         156,620         147,386
     Nine years later                        159,205         157,975
     Ten years later                         160,426
Liability re-estimated as of:
     One year later                          188,811         197,275         183,560         170,411         147,324        176,922
     Two years later                         184,113         179,763         184,138         163,472         146,653        192,203
     Three years later                       174,790         182,011         175,308         162,532         151,752        202,014
     Four years later                        177,811         176,304         178,544         165,696         156,482        202,767
     Five Years later                        172,431         181,721         178,584         167,145         159,266        191,728
     Six years later                         175,830         181,868         178,371         167,821         150,375
     Seven years later                       177,603         181,029         178,717         160,233
     Eight years later                       178,419         183,229         171,926
     Nine years later                        180,624         179,052
     Ten years later                         177,577
Cumulative Redundancy (Deficiency)          ($17,162)        $12,021         $39,997         $13,123          $3,716       ($14,695)


                                                                                        YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------------
                                                          1997            1998            1999            2000            2001
                                                        -----------   -------------   --------------   ------------   -------------
                                                                                             (IN THOUSANDS)
Net liability as originally estimated:                    $128,205        $102,877          $98,655        $93,997         $75,259
Discount                                                     9,159           8,515            7,521
Gross liability before discount as originally estimated:   137,364         111,392          106,176         93,997          75,259
Cumulative payments as of:
     One year later                                         44,750          31,056           25,625         21,688
     Two years later                                        69,571          51,184           41,029
     Three years later                                      85,896          62,494
     Four years later                                       95,591
     Five Years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Liability re-estimated as of:
     One year later                                        144,367         127,269          107,521         83,511
     Two years later                                       160,325         127,898           97,614
     Three years later                                     160,239         117,246
     Four years later                                      149,723
     Five Years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Cumulative Redundancy (Deficiency)                        ($12,359)        ($5,854)          $8,562        $10,486

RECONCILIATION TO FINANCIAL STATEMENTS
     Gross liability - end of year                                                          $148,689       $121,442         $98,409
     Reinsurance recoverable                                                                 (42,514)       (27,445)        (23,190)
                                                                                       --------------   ------------   -------------
     Net liability before discount - end of year                                             106,175         93,997          75,219
     Net discount                                                                             (7,521)
                                                                                       --------------   ------------   -------------
     Net liability - end of year (discounted for 1998 and 1999)                               98,654         93,997          75,219
     Reinsurance recoverable (discounted for 1998 and 1999)                                   40,334         27,445          23,190
                                                                                       --------------   ------------   -------------
                                                                                             138,988        121,442          98,409
     Discontinued personal lines insurance                                                       145            100              40
                                                                                       --------------   ------------   -------------
     Balance sheet liability (discounted for 1998 and 1999)                                 $139,133       $121,542         $98,449
                                                                                       ==============   ============   =============

     Gross re-estimated liability - latest                                                  $146,131       $114,299
     Re-estimated recoverable - latest                                                       (48,518)       (30,788)
                                                                                       --------------   ------------
     Net re-estimated liability before discount - latest                                      97,613         83,511
     Net re-estimated discount - latest
                                                                                       --------------   ------------
     Net re-estimated liability - latest                                                     $97,613        $83,511
                                                                                       ==============   ============
     Net cumulative redundancy before discount                                                $8,562        $10,486
                                                                                       ==============   ============


    Each decrease or increase amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the redundancy related to losses settled in 1994, but incurred in 1991, will be included in the decrease or increase amount for 1991, 1992 and 1993. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. For example, Physicians commuted reinsurance contracts in several different years that significantly increased the estimate of net reserves for prior years by reducing the recoverable loss and loss adjustment expense reserves for those years. Accordingly, it may not be appropriate to extrapolate future increases or decreases based on this table.

    The data in the above table is based on Schedule P from each of the insurance companies' 1991 to 2001 Annual Statements, as filed with state insurance departments; however, the development table above differs from the development displayed in Schedule P, Part-2, of the insurance Annual Statements as Schedule P, Part-2, excludes unallocated loss adjustment expenses.

    LOSS RESERVE EXPERIENCE
    The inherent uncertainties in estimating loss reserves are greater for some insurance products than for others, and are dependent on the length of the reporting lag or "tail" associated with a given product (i.e., the lapse of time between the occurrence of a claim and the report of the claim to the insurer), on the diversity of historical development patterns among various aggregations of claims, the amount of historical information available during the estimation process, the degree of impact that changing regulations and legal precedents may have on open claims, and the consistency of reinsurance programs over time, among other things. Because medical professional liability insurance and commercial casualty claims may not be fully paid for several years or more, estimating reserves for such claims can be more uncertain than estimating reserves in other lines of insurance. As a result, precise reserve estimates cannot be made for several years following a current accident year for which reserves are initially established.

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

    Reconciliation of Unpaid Loss and Loss Adjustment Expenses

    An analysis of changes in the liability for unpaid losses and loss adjustment expenses for 2000, 1999 and 1998 is set forth in Note 12 of Notes to PICO's Consolidated Financial Statements, "Reserves for Unpaid Loss and Loss Adjustment Expenses."


REINSURANCE

    Medical Professional Liability Insurance

    On July 14, 1995, Physicians and Professionals entered into an Agreement for the Purchase and Sale of Certain Assets with Mutual Assurance, Inc. This transaction closed on August 28, 1995. Pursuant to the agreement, Physicians and Professionals sold their professional liability insurance business and related liability insurance business for physicians and other health care providers.

    Simultaneously with execution of the agreement, Physicians and Mutual entered into a reinsurance treaty pursuant to which Mutual agreed to assume all risks attaching after July 15, 1995 under medical professional liability insurance policies issued or renewed by Physicians on physicians, surgeons, nurses, and other health care providers, dental practitioner professional liability insurance policies including corporate and professional premises liability coverage issued by Physicians, and related commercial general liability insurance policies issued by Physicians, net of applicable reinsurance.

    Prior to July 1, 1993, Physicians ceded a portion of the risk it wrote under numerous reinsurance treaties at various retentions and risk limits. However, during the last two accident years that Physicians wrote premium (July 1, 1993 to July 15, 1995), Physicians ceded reinsurance contracts through TIG Reinsurance Company (rated A [Strong] by Standard & Poors), Transatlantic Reinsurance Company (rated AA [Very Strong] by S&P) and Cologne Reinsurance Company of America (rated BBBpi [Good] by S&P). Physicians ceded insurance to these carriers on an automatic basis when retention limits were exceeded. Physicians retained all risks up to $200,000 per occurrence. All risks above $200,000, up to policy limits of $5 million, were transferred to reinsurers, subject to the specific terms and conditions of the various reinsurance treaties. Physicians remains primarily liable to policyholders for ceded insurance should any reinsurer be unable to meet its contractual obligations.

    Property and Casualty Insurance

     Effective January 1, 1998, Sequoia and Citation entered into an inter-company reinsurance pooling agreement for business in force as of January 1, 1998 and business written thereafter. Per the agreement, Citation ceded 100% of its net premium and losses to Sequoia and Sequoia then ceded 50% of its net premiums and losses to Citation. Sequoia and Citation shared equally in the underwriting expenses. This arrangement was terminated effective January 1, 2000.

    During this period, Citation and Sequoia had the same reinsurance program. For property business, reinsurance provided coverage of $10.4 million excess of $150,000 per occurrence. For casualty business, excluding umbrella coverage, reinsurance provided coverage of $4.9 million excess of $150,000 per occurrence. Umbrella coverages were reinsured $9.9 million excess of $100,000 per occurrence. The catastrophe treaties for 1998 and thereafter provided coverage of 95% of $14 million excess of $1 million per occurrence. Facultative reinsurance was placed with various reinsurers.

    Effective January 1, 2002, Sequoia increased its retention for property and casualty losses from $150,000 to $200,000 per occurrence. Therefore, reinsurance provides property coverage of $10.3 million excess of $200,000 per occurrence, and casualty coverage of $4.8 million excess of $200,000 per occurrence. In addition, Sequoia changed the umbrella reinsurance from $9.9 million excess of $100,000 per occurrence to 98% quota share reinsurance for the first $5 million. Therefore, Sequoia will retain 2% of each umbrella loss while the reinsurance provides for 98% of each umbrella loss. The reinsurance for umbrella business $5 million excess of $5 million per occurrence remains at 100%. The catastrophe treaties for 2002 provide coverage of 70% for $1.5 million excess of $1 million per occurrence, and 95% for $12.5 million per occurrence excess of $2.5 million. Citation does not require reinsurance from 2002 onwards, as its last policy expired in December 2001.

    Where the reinsurers are "not admitted" for regulatory purposes, Sequoia and Citation presently maintain sufficient collateral with approved financial institutions to secure cessions of paid losses and outstanding reserves.

    All policy and claims liabilities of Sequoia prior to August 1, 1995 have been 100% reinsured with Sydney Reinsurance Corporation and unconditionally guaranteed by QBE Insurance Group Limited.

    See Note 11 of Notes to Consolidated Financial Statements, "Reinsurance", with regard to reinsurance recoverable concentration for all property and casualty lines of business as of December 31, 2001. PICO remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    PICO's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. PICO's bank debt is short-term in nature as PICO generally secures rates for periods of approximately one to three years and therefore approximates fair value. At December 31, 2001, PICO had $100.9 million of fixed maturity securities and mortgage participation interests, $57 million of marketable equity securities that were subject to market risk, of which $36.8 million were denominated in foreign currencies, primarily Swiss francs and Australian dollars. PICO's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

    PICO uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of a securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $3.5 million for a 100 basis point decline in interest rates on its fixed securities and mortgage participation interests. The hypothetical 20% decrease in fair value of PICO's marketable equity securities produced a loss in fair value of $10.9 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of PICO's foreign denominated investments produced a loss of $5.8 million that would impact the unrealized appreciation and foreign currency translation in shareholders' equity.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    PICO's financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 and the independent auditors' report is included in this report as listed in the index.

                        SELECTED QUARTERLY FINANCIAL DATA

    Summarized unaudited quarterly financial data (in thousands, except share and per share amounts) for 2001 and 2000 are shown below. In management's opinion, the interim financial data contains all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature. In the fourth quarter of 2000, the Company received notification from the Ohio Department of Insurance that it would no longer permit the Company to discount its MPL reserves for statutory accounting practices. Accordingly, the Company discontinued discounting its MPL reserves in its statutory filing with the ODI and financial statements prepared in accordance with US GAAP for the year ended December 31, 2000. The effect for the year ended December 31, 2000 was to increase the unpaid losses and loss adjustment expenses reserve by $7.5 million and an cumulative effect of accounting principle of $5 million, or $0.43 per share, net of an income tax benefit of approximately $2.5 million.



                                                                            THREE MONTHS ENDED
                               -----------------------------------------------------------------------------------------------------
                                  March 31,   June 30,  September 30,  December 31, March 31,    June 30, September 30, December 31,
                                   2001        2001         2001          2001        2000         2000       2000          2000
                               ------------- ---------- -------------- ----------- ---------- ----------- ------------ ------------
Premium income                       $10,039     $10,536      $10,665      $12,051     $7,514       $7,678       $8,272      $10,972
Net investment income and
  net realized gain (loss)               795       2,203         (473)       2,131      1,443        1,558       (4,589)       2,301
Total revenues                        20,721      15,658       15,749       17,452     10,095       11,027        4,940       19,291
Net income (loss)                     (2,263)     (2,462)       1,364        8,134     (8,521)         121       (2,805)       1,679
                                ------------- ----------- ------------ ------------ ---------- ------------ ------------ -----------
Basic:
                                ------------- ----------- ------------ ------------ ---------- ------------ ------------ -----------
     Net income (loss) per share     $ (0.18)    $ (0.20)      $ 0.11       $ 0.66    $ (0.93)      $ 0.01      $ (0.23)      $ 0.14
                                ------------- ----------- ------------ ------------ ---------- ------------ ------------ -----------
    Weighted average common
     and equivalent shares
     outstanding                  12,390,096  12,390,096   12,390,096   12,368,616  9,200,926   12,390,070   12,390,096   12,390,096
Diluted:
     Net income (loss) per share     $ (0.18)    $ (0.20)      $ 0.11       $ 0.66    $ (0.93)      $ 0.01      $ (0.23)      $ 0.14
                                ------------- ----------- ------------ ------------ ---------- ------------ ------------ -----------
    Weighted average common
     and equivalent shares
     outstanding                  12,390,096  12,390,096   12,408,408   12,368,616  9,200,926   12,390,070   12,390,096   12,390,096
                                ------------- ----------- ------------ ------------ ---------- ------------ ------------ -----------

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                               AND FOR EACH OF THE
                            THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 2001









                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

       Independent Auditors' Report...................................    53
       Consolidated Balance Sheets as of December 31, 2001 and 2000... 54-55 Consolidated Statements of Operations for the Years Ended
             December 31, 2001, 2000 and 1999.........................    56
       Consolidated Statements of Shareholders' Equity for the
            Years Ended December 31, 2001, 2000, and 1999.............  57-59
       Consolidated Statements of Cash Flows for the Years Ended
            December 31, 2001, 2000 and 1999..........................    60
       Notes to Consolidated Financial Statements.....................  61-88

                          INDEPENDENT AUDITORS' REPORT

       TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF PICO HOLDINGS, INC.


We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and its subsidiaries (collectively "the Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 21 to the financial statements, in 2000 the Company changed its method of accounting for medical professional liability claims reserves.



DELOITTE & TOUCHE LLP

San Diego, California

March 8, 2002

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                     ASSETS


                                                             2001                        2000
                                                       ------------------          ------------------
Investments (Note 3):
 Available for sale:
  Fixed maturities                                         $ 100,895,244               $ 101,895,274
  Equity securities                                           54,364,542                  36,174,505
  Investment in unconsolidated affiliates (Note 4)             2,583,590                  27,824,291
                                                       ------------------          ------------------
     Total investments                                       157,843,376                 165,894,070

Cash and cash equivalents                                     17,361,624                  13,644,312
Premiums and other receivables, net (Note 6)                  18,076,561                  19,032,603
Reinsurance receivables (Note 11)                             23,783,106                  27,594,039
Accrued investment income                                      1,595,400                   1,717,109
Land and related mineral rights and water rights (Note 5)    125,997,642                 137,235,241
Property and equipment, net (Note 8)                           2,727,931                   2,944,513
Deferred policy acquisition costs (Note 9)                     6,913,589                   6,299,819
Goodwill and intangibles, net (Note 1)                         3,487,414                   4,000,508
Net deferred income taxes (Note 7)                             7,299,015                  11,354,592
Other assets                                                   8,048,856                   5,427,828
                                                       ------------------          ------------------
     Total assets                                          $ 373,134,514               $ 395,144,634
                                                       ==================          ==================

The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                            2001                  2000
                                                                                      -----------------     ------------------
Policy liabilities and accruals:
     Unpaid losses and loss adjustment expenses (Note 12)                                 $ 98,449,053          $ 121,541,722
     Unearned premiums                                                                      28,143,296             25,505,189
     Reinsurance balance payable                                                             5,458,720              5,631,603
Deferred gain on retroactive reinsurance                                                       438,879                968,872
Other liabilities                                                                           13,553,924             13,148,093
Bank and other borrowings (Note 20)                                                         14,596,302             15,550,387
Taxes payable                                                                                                         324,837
Excess of fair value of net assets acquired over purchase price (Note 1)                     2,792,597              3,360,581
                                                                                      -----------------     ------------------
     Total liabilities                                                                     163,432,771            186,031,284
                                                                                      -----------------     ------------------
Minority interest                                                                            3,062,190              3,920,739
                                                                                      -----------------     ------------------

Commitments and Contingencies (Note 10, 11, 12, 13, 14, 15, 19 and 20)

Common stock, $.001 par value; authorized 100,000,000; 16,784,223 issued
      at December 31, 2001 and 2000                                                             16,784                 16,784
Additional paid-in capital                                                                 235,844,655            235,844,655
Accumulated other comprehensive loss (Note 1)                                              (15,759,997)           (12,732,978)
Retained earnings                                                                           64,666,746             59,893,785
                                                                                      -----------------     ------------------
                                                                                           284,768,188            283,022,246
Less treasury stock, at cost  (common shares: 4,415,607 in 2001 and 4,394,127 in 2000)     (78,128,635)           (77,829,635)
                                                                                      -----------------     ------------------
     Total shareholders' equity                                                            206,639,553            205,192,611
                                                                                      -----------------     ------------------
     Total liabilities and shareholders' equity                                          $ 373,134,514          $ 395,144,634
                                                                                      =================     ==================


The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                                              2001                 2000                 1999
                                                                       -------------------   ------------------  -------------------
Revenues:
     Premium income                                                          $ 43,289,676         $ 34,435,754         $ 36,379,102
     Net investment income (Note 3)                                             9,766,893            8,238,296            6,386,887
     Net realized gain (loss) on investments (Note 3)                          (5,110,963)          (7,525,762)             440,611
     Sale of land and water rights                                             17,106,174            5,478,263            6,081,764
     Other income                                                               4,528,090            4,726,419            5,199,173
                                                                       -------------------   ------------------  -------------------
          Total revenues                                                       69,579,870           45,352,970           54,487,537
                                                                       -------------------   ------------------  -------------------
Expenses:
     Loss and loss adjustment expenses (Note 12)                               18,302,320           24,026,218           35,211,836
     Amortization of policy acquisition costs (Note 9)                         13,044,382           10,250,348           10,484,345
     Cost of land and water rights                                              7,568,229            3,995,508            4,458,694
     Insurance underwriting and other expenses                                 21,685,856           22,355,463           23,794,385
                                                                       -------------------   ------------------  -------------------
          Total expenses                                                       60,600,787           60,627,537           73,949,260
                                                                       -------------------   ------------------  -------------------
Equity in income (loss) of unconsolidated affiliates                           (1,288,460)           1,794,069           (1,026,245)
                                                                       -------------------   ------------------  -------------------
          Income (loss) before income taxes and minority interest               7,690,623          (13,480,498)         (20,487,968)
Provision (benefit) for federal, foreign and state income taxes (Note 7)        2,295,540           (8,201,176)         (12,519,374)
                                                                       -------------------   ------------------  -------------------
          Income (loss)  before minority interest                               5,395,083           (5,279,322)          (7,968,594)
Minority interest in loss of subsidiaries                                         358,449              717,076              706,076
                                                                       -------------------   ------------------  -------------------
Income (loss) before extraordinary gain and accounting change                   5,753,532           (4,562,246)          (7,262,518)
    Extraordinary gain, net of income tax expense of $227,821                                                               442,240
    Cumulative effect of change in accounting principle, net (Note 21)           (980,571)          (4,963,691)
                                                                       -------------------   ------------------  -------------------
Net income (loss)                                                             $ 4,772,961         $ (9,525,937)        $ (6,820,278)
                                                                       ===================   ==================  ===================

Net income (loss) per common share - basic and diluted:
          Income (loss) per share before extraordinary
           gain and cumulative effect                                         $      0.47         $      (0.39)        $      (0.81)
           Extraordinary gain                                                                                                  0.05
           Cumulative effect of change in accounting principle                      (0.08)               (0.43)
                                                                       -------------------   ------------------  -------------------
               Net income (loss) per common share                             $      0.39         $      (0.82)        $      (0.76)
                                                                       ===================   ==================  ===================
               Weighted average shares outstanding                             12,384,682           11,604,120            8,998,442
                                                                       ===================   ==================  ===================

The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999







                                                              Additional
                                                Common          Paid-In            Retained
                                                Stock           Capital            Earnings
                                              -----------  ------------------  ------------------
Balance, January 1, 1999                         $13,329       $ 183,154,588        $ 76,240,000

Comprehensive Loss for 1999
   Net loss                                                                           (6,820,278)
   Net unrealized appreciation on investments
       net of deferred tax of $2 million and
       reclassification adjustment of $349,000
   Foreign currency translation
           Total Comprehensive Loss

Exercise of 120,000 warrants
   at $23.80 per share                               120           2,850,239

Purchase of 13,000 PICO treasury shares
                                              -----------  ------------------  ------------------
Balance, December 31, 1999                       $13,449       $ 186,004,827        $ 69,419,722
                                              ===========  ==================  ==================


                                                        Accumulated Other
                                                       Comprehensive Loss
                                              --------------------------------------
                                               Net Unrealized
                                                Appreciation           Foreign
                                               (Depreciation)         Currency            Treasury
                                               on Investments        Translation            Stock               Total
                                              ------------------  ------------------  ------------------  ------------------
Balance, January 1, 1999                           $ (3,087,565)       $ (4,763,872)      $ (77,538,042)      $ 174,018,438

Comprehensive Loss for 1999
   Net loss
   Net unrealized appreciation on investments
       net of deferred tax of $2 million and
       reclassification adjustment of $349,000        3,662,591
   Foreign currency translation                                             (27,981)
           Total Comprehensive Loss                                                                              (3,185,668)

Exercise of 120,000 warrants
   at $23.80 per share                                                                                            2,850,359

Purchase of 13,000 PICO treasury shares                                                        (291,593)           (291,593)
                                              ------------------  ------------------  ------------------  ------------------
Balance, December 31, 1999                            $ 575,026        $ (4,791,853)      $ (77,829,635)      $ 173,391,536
                                              ==================  ==================  ==================  ==================


The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                              Additional
                                                Common          Paid-In            Retained
                                                Stock           Capital            Earnings
                                              -----------  ------------------  ------------------
Balance, December 31, 1999                       $13,449       $ 186,004,827        $ 69,419,722

Comprehensive Loss for 2000
   Net loss                                                                           (9,525,937)

   Net unrealized depreciation on investments net of deferred tax of $3.7 million

   Foreign currency translation
         Total Comprehensive Loss

Rights offering, net of $193,000 of expenses       3,335          49,839,828


                                              -----------  ------------------  ------------------
Balance, December 31, 2000                      $ 16,784       $ 235,844,655        $ 59,893,785
                                              ===========  ==================  ==================

                                                        Accumulated Other
                                                       Comprehensive Loss
                                              --------------------------------------
                                               Net Unrealized
                                                Appreciation           Foreign
                                               (Depreciation)         Currency            Treasury
                                               on Investments        Translation            Stock               Total
                                              ------------------  ------------------  ------------------  ------------------
Balance, December 31, 1999                            $ 575,026        $ (4,791,853)      $ (77,829,635)      $ 173,391,536

Comprehensive Loss for 2000
   Net loss

   Net unrealized depreciation on investments
       net of deferred tax of $3.7  million          (7,552,774)

   Foreign currency translation                                            (963,377)
         Total Comprehensive Loss                                                                               (18,042,088)

Rights offering, net of $193,000 of expenses                                                                     49,843,163


                                              ------------------  ------------------  ------------------  ------------------
Balance, December 31, 2000                         $ (6,977,748)       $ (5,755,230)      $ (77,829,635)      $ 205,192,611
                                              ==================  ==================  ==================  ==================


The accompanying notes are an integral part of the consolidated financial statements

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999






                                                            Additional
                                             Common           Paid-In           Retained
                                              Stock           Capital           Earnings
                                           ------------  ------------------  ---------------
Balance, December 31, 2000                    $ 16,784       $ 235,844,655     $ 59,893,785

Comprehensive Loss for 2001
   Net income                                                                     4,772,961
   Net unrealized depreciation on investments
       net of deferred tax of $1.8 and
       reclassification adjustment of $3.1 million
   Foreign currency translation
         Total Comprehensive Loss

Acquisition of 21,846 shares of
  treasury stock for deferred compensation
  plans
                                           ------------  ------------------  ---------------
Balance, December 31, 2001                    $ 16,784       $ 235,844,655     $ 64,666,746
                                           ============  ==================  ===============




                                                    Accumulated Other
                                                   Comprehensive Loss
                                            ----------------------------------
                                            Net Unrealized
                                             Appreciation         Foreign
                                            (Depreciation)        Currency         Treasury
                                            on Investments      Translation          Stock              Total
                                            ----------------   ---------------  ----------------   ----------------
Balance, December 31, 2000                     $ (6,977,748)     $ (5,755,230)    $ (77,829,635)     $ 205,192,611

Comprehensive Loss for 2001
   Net income
   Net unrealized depreciation on investments
       net of deferred tax of $1.8 and
       reclassification adjustment of $3.1
       million                                   (3,655,451)
   Foreign currency translation                                       628,432
         Total Comprehensive Loss                                                                        1,745,942

Acquisition of 21,846 shares of
  treasury stock for deferred compensation
  plans                                                                                (299,000)          (299,000)
                                            ----------------   ---------------  ----------------   ----------------
Balance, December 31, 2001                    $ (10,633,199)     $ (5,126,798)    $ (78,128,635)     $ 206,639,553
                                            ================   ===============  ================   ================



The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999



                                                                                 2001                2000                1999
                                                                            -------------       -------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $ 4,772,961        $ (9,525,937)       $ (6,820,278)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Provision for deferred taxes                                               2,925,302          (3,084,491)        (12,309,782)
    Cumulative effect of accounting change                                       980,571          (2,557,053)
    Depreciation and amortization                                              2,034,657           2,678,267           3,076,471
    (Gain) loss on sale of investments                                         5,110,963           7,525,762            (440,611)
    Gain on sale of interest in Semitropic                                    (5,700,720)
    Loss on condemnation of property                                             201,822
    Allowance for uncollectible accounts                                       2,633,204             114,812               4,963
    Extraordinary gain on early extinguishment of debt                                                                 (442,240)
    Equity in (income) loss of unconsolidated affiliates                       1,288,460          (1,794,069)          1,026,245
    Dividends received from unconsolidated affiliates                                                622,625             217,935
    Minority interest                                                           (358,449)           (717,067)           (706,076)
Changes in assets and liabilities, net of effects of acquisitions:
    Premiums and other receivables                                            (1,677,162)         (7,001,894)            938,386
    Land, water and mineral rights                                             4,922,434          (8,922,701)            329,364
    Income taxes                                                                (324,837)           (883,883)          8,049,785
    Reinsurance receivable                                                     3,810,933          17,446,329          10,584,462
    Reinsurance payable                                                         (172,883)         (2,080,999)         (4,356,288)
    Deferred policy acquisition costs                                           (613,770)         (1,478,591)            727,406
    Deferred gain on retroactive insurance                                      (529,993)           (267,653)           (564,469)
    Unpaid losses and loss adjustment expenses                               (23,092,669)        (17,591,153)        (15,887,821)
    Unearned premiums                                                          2,638,107           8,300,499          (3,599,742)
    Other adjustments, net                                                    (2,790,703)          1,927,271          (3,346,702)
                                                                          ---------------    ----------------   -----------------
  Net cash used in operating activities                                       (3,941,772)        (17,289,926)        (23,518,992)
                                                                          ---------------    ----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale investments:
    Fixed maturities                                                          68,452,287           4,690,829
    Equity securities                                                          7,818,540           1,170,169          11,817,436
Proceeds from maturity of investments                                         20,470,000          13,900,000           3,815,669
Purchases of available for sale investments:
    Fixed maturities                                                         (83,598,484)        (55,497,642)        (14,442,126)
    Equity securities                                                        (14,562,923)        (14,335,900)        (19,166,770)
Semitropic lease payment                                                        (378,429)         (2,333,640)         (2,333,333)
Proceeds from the sale of interest in Semitropic                              10,202,733
Proceeds from the condemnation of property                                     1,098,178
Proceeds from the sales of real estate                                                                                 2,741,980
Purchases of property and equipment                                             (760,095)         (1,107,898)           (739,748)
Investments in and advances to affiliates                                                         (1,390,851)           (753,928)
Other investing activities, net                                                  273,000            (537,258)         (1,094,370)
                                                                          ---------------    ----------------   -----------------
  Net cash provided by (used in) investing activities                          9,014,807         (55,442,191)        (20,155,190)
                                                                          ---------------    ----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank and other borrowings                                        (2,903,407)           (329,968)           (191,787)
Proceeds from borrowings                                                       1,949,321                               6,068,781
Cash paid to minority shareholders of partnership                               (500,000)
Proceeds from rights offering, net                                                                49,843,163
Proceeds from the sale of warrants                                                                                     2,850,359
Repurchase of treasury stock (for deferred  compensation in 2001)               (299,000)                               (291,593)
                                                                          ---------------    ----------------   -----------------
  Net cash provided by (used in) financing activities                         (1,753,086)         49,513,195           8,435,760
                                                                          ---------------    ----------------   -----------------
Effect of exchange rate changes on cash                                          397,363             124,861             322,599
                                                                          ---------------    ----------------   -----------------
    Net increase (decrease) in cash and cash equivalents                       3,717,312         (23,094,061)        (34,915,823)

Cash and cash equivalents, beginning of year                                  13,644,312          36,738,373          71,654,196
                                                                          ---------------    ----------------   -----------------
    Cash and cash equivalents, end of year                                  $ 17,361,624        $ 13,644,312        $ 36,738,373
                                                                          ===============    ================   =================
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
      Interest                                                              $    880,000        $    847,000        $    284,000
                                                                          ===============    ================   =================
      Income taxes recovered                                                $ (1,190,000)       $ (4,907,000)       $ (4,627,000)
                                                                          ===============    ================   =================


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

          Currently PICO's major activities are:
          - owning and developing water rights & water storage operations through Vidler Water Company, Inc.;
          - owning and developing land and the related mineral rights and water rights through Nevada Land & Resource Company, LLC;
          -    property and casualty insurance;
          - "running off" the loss reserves of Citation Insurance Company and Physicians Insurance Company of Ohio; and
          - making long term value-based investments in other public companies.

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

          The Company's primary subsidiaries as of December 31, 2001 are as follows:

          Vidler Water Company, Inc. ("Vidler"). Vidler is a 96.2% owned Delaware corporation. Vidler's business involves identifying end users, namely water utilities, municipalities or developers, in the Southwest who require water, and then locating a source and supplying the demand, either by utilizing the company's own assets or securing other sources of supply. These assets comprise water rights in the states of Colorado, Arizona, and Nevada, and water storage facilities in Arizona and California.

          Nevada Land & Resource Company, LLC ("Nevada Land"). In April 1997, PICO acquired Nevada Land, which then owned approximately 1.4 million acres of deeded land in northern Nevada, together with the related water, mineral and geothermal rights.

           Sequoia Insurance Company ("Sequoia"). Sequoia is a California insurance company licensed to write insurance coverage for property and casualty risks ("P&C") within the states of California and Nevada. Sequoia writes business through independent agents and brokers. In recent years, Sequoia has primarily written farm and small to medium-sized commercial insurance in California and Nevada. During 2000, Sequoia significantly expanded its personal insurance business with the acquisition of the book of business of Personal Express Insurance Services, Inc.

           Citation Insurance Company ("Citation"). Citation is a
       California-domiciled insurance company licensed to write commercial property and casualty insurance in Arizona, California, Colorado, Nevada, Hawaii, New Mexico and Utah. Citation ceased writing premiums in December 2000, and is now "running off" the loss reserves from its existing business.

          Physicians Insurance Company of Ohio ("Physicians"). Prior to selling its book of medical professional liability ("MPL") insurance business in 1995, Physicians engaged in providing MPL insurance coverage to physicians and surgeons, primarily in Ohio. On August 28, 1995, Physicians entered into an agreement with Mutual Assurance, Inc. ("Mutual") pursuant to which Physicians sold its recurring MPL insurance business to Mutual. Physicians is in "run off."

          SISCOM, Inc. ("SISCOM"). SISCOM is a Colorado corporation that is a software developer and systems integrator for video-based content management systems for the professional broadcast, sports, and entertainment industries.

       Unconsolidated Affiliates:

          Investments in which the Company owns between 20% to 50% of the voting interest and/or has the ability to exercise significant influence are accounted for under the equity method of accounting. Accordingly, the Company's share of income or losses are included in consolidated results. Currently, the only significant investment the Company classifies as an equity affiliate is HyperFeed Technologies, Inc. ("HyperFeed"). Hyperfeed provides financial market data and data delivery solutions to the financial services industry. PICO owns approximately 42% of the outstanding voting stock of HyperFeed.

       Principles of Consolidation:

          The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). All significant intercompany balances and transactions have been eliminated.

       Use of Estimates in Preparation of Financial Statements:

          The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, deferred policy acquisition costs, land and water rights, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2001 and 2000, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

       Investments:

          The Company's investment portfolio at December 31, 2001 and 2000 is comprised of investments with fixed maturities, including U.S. government bonds, government--sponsored enterprise bonds, and investment-grade corporate bonds; equity securities, including investments in common and preferred stocks, and warrants; convertible debt instruments and mortgage participation interests.

          The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement, among other things, requires investment securities to be divided into three categories: held to maturity, available for sale, and trading. The Company classifies all investments as available for sale. Unrealized gains or losses on investments recorded at fair value are recorded net of tax and included in accumulated other comprehensive income or loss. Accounting Principles Board ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock," is used to account for investments where the Company has significant influence over the investee.

          The Company regularly reviews the carrying value of its investments for impairment. A decline in the value of any investment below cost that is deemed other than temporary is written down to net realizable value. Adjustments for write-downs are reflected in net realized gain or loss on investments in the consolidated statements of operations. During the two years ended December 31, 2001, the Company wrote off its investment in MKG due to impairment by expensing $500,000 in 2001, and $2.5 million in 2000 (See Note 15). During 1999, the Company recorded an impairment loss of $3.2 million related to a portion of an oil and gas investment.

          Net investment income includes amortization of premium and accretion of discount on the level yield method relating to bonds acquired at other than par value. Realized investment gains and losses are included in income and are determined on the identified certificate basis and are recorded on a trade date basis.

          The Company invests domestically and abroad. Approximately $36.8 million and $41.2 million of the Company's investments at December 31, 2001 and 2000, respectively, were invested internationally, including equity values of affiliates. The Company's most significant foreign currency exposure is in Swiss francs and Australian dollars.

       Cash and Cash Equivalents:

          Cash and cash equivalents include highly liquid debt instruments purchased with original maturities of three months or less.

       Land, Water Rights, Water Storage and Land Improvements:

          Land, water rights, water storage, and land improvements are carried at cost. Water rights consist of various water interests acquired independently or in conjunction with the acquisition of real properties. Water rights are stated at cost and, when applicable, consist of an allocation of the original purchase price between water rights and other assets acquired based on their relative fair values. In addition, costs directly related to the acquisition and development of water rights are capitalized. This cost includes, when applicable, the allocation of the original purchase price, costs directly related to acquisition, and interest and other costs directly related to developing land for its intended use. Amortization of land improvements is computed on the straight-line method over the estimated useful lives of the improvements ranging from 5 to 15 years. Provision is made for any diminution in value that is considered to be other than temporary.

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

       Goodwill and Intangibles:

          Goodwill represents the difference between the purchase price and the fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. The Company recorded negative goodwill (i.e., excess of fair value of assets acquired over purchase price) as a result of the reverse merger between Citation and Physicians in November 1996. Negative goodwill is amortized using the straight-line method over 10 years. At December 31, 2001 and 2000, the Company had accumulated negative goodwill amortization of $2.9 million and $2.3 million, respectively. The Company also recorded goodwill and intangibles related to its acquisitions of SISCOM, Personal Express and Sequoia and amortizes the balances over various lives not exceeding 10 years. At December 31, 2001 and 2000, the Company had $1.5 million and $1.3 million in accumulated amortization, respectively.

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

       Unpaid Losses and Loss Adjustment Expenses:

          Reserves for MPL and property and casualty insurance unpaid losses and loss adjustment expenses include amounts determined on the basis of actuarial estimates of ultimate claim settlements, which include estimates of individual reported claims and estimates of incurred but not reported claims. The methods of making such estimates and for establishing the resulting liabilities are continually reviewed and updated based on current circumstances, and any adjustments are reflected in current operations. (See Note 21).

       Recognition of Premium Revenue:

          MPL and other property and casualty insurance premiums written are earned principally on a monthly pro rata basis over the terms of the policies. The premiums applicable to the unexpired terms of the policies are included in unearned premiums.

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

          For the year ended December 31, 2001, there was no difference between basic and diluted earnings per share because the average stock price of PICO stock during the year was less than the strike prices of the options outstanding and to include those options would be anti-dilutive to the calculation. Similarly, in 2000 and 1999, the calculation of diluted earnings per share excludes the options and warrants outstanding in those years because the Company reported a loss from operations and consequently the impact of those options and warrants would be anti-dilutive. Stock options of 1.8 million in 2001, 1.1 million in 2000, and 1 million in 1999 were excluded from the calculation of the diluted weighted average shares outstanding.

      Comprehensive Loss

          Comprehensive income or loss includes foreign currency translation, and unrealized holding gains and losses on available for sale securities. The components of accumulated other comprehensive loss are as follows:



                                                      December 31,
                                                2001               2000
                                           ----------------   ----------------

     Net unrealized loss on securities       $ (10,633,199)      $ (6,977,748)
     Foreign currency translation               (5,126,798)        (5,755,230)
                                           ----------------   ----------------
     Accumulated other comprehensive loss    $ (15,759,997)     $ (12,732,978)
                                           ================   ================


          Accumulated other comprehensive loss is net of deferred income tax asset of $1.5 million and $3.2 million at December 31, 2001 and 2000, respectively.

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

       Recent Accounting Pronouncements:

         In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, as an exception, any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. At December 31, 2001, PICO's balance sheet included goodwill and intangible assets of $5.8 million, $2.3 million of which is included within the investment balances of the unconsolidated affiliates, and negative goodwill ("excess of fair value of net assets acquired over purchase price") of $2.8 million.

         Management has estimated that the adoption of SFAS 142 will have the following effects. The initial consequence will be reflected in the Company's consolidated financial statements for the quarter ending March 31, 2002:

          1)   The write-off of negative goodwill of $2.8 million;
          2)   The write-off of goodwill of $1 million.

         The net effect of the above of $1.8 million addition to net income or reduction in net loss will be reported as a cumulative effect of a change in accounting principle. The remaining balance of $2.5 million will be classified as an intangible asset with a finite life. Accordingly, it will be amortized over its remaining life of 8 years and tested for impairment at least annually.

         In August 2001, the FASB adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS NO. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and defines an impairment as "the condition that exists when the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value." Based on the SFAS No. 121 framework, this statement develops a single accounting model for the disposal of long-lived assets, whether previously held or newly acquired. The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with initial application as of the beginning of the fiscal year. Management does not believe this statement will have a material impact on the consolidated financial statements.

2.   DISPOSITIONS:

          On September 8, 2000, the Company sold its investment in Conex for nominal consideration, and recorded a pretax loss on the sale of $4.6 million ($1.8 million after tax).

          Prior to the sale, on November 3, 1999, the Company increased its ownership of Conex from 66% to 83% through the redemption of its remaining preferred shares and conversion of intercompany loans into common stock. On August 2, 1999, the Company increased its ownership of Conex from 32% to 66% through the redemption of preferred shares, the proceeds from which were used to exercise warrants for common shares. The consolidated results of operations for the year ended December 31, 1999 reflect the consolidation of Conex for the period August 3 to December 31. Previous to consolidation, the investment was accounted for using the equity method. Consequently, the results of operations for the year ended December 31, 1999 include 32% of the losses in the unconsolidated affiliate for the period January 1 to August 2, 1999. The reported results in 2000 include Conex as a consolidated subsidiary until September 8, 2000. Conex's primary asset was a 60% sino-foreign joint venture that manufactures wheeled and tracked excavators in The People's Republic of China.

          Conex accounted for its 60% interest in the sino-foreign joint venture using the equity method of accounting due the fact that it did not have majority financial control over the policies and procedures of the joint venture. The functional currency for the joint venture is the Chinese Renminbi.

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

3.       INVESTMENTS:

          At December 31, the cost and carrying value of investments were as follows:


                                                                       Gross               Gross
                                                                     Unrealized          Unrealized            Carrying
2001:                                               Cost               Gains               Losses               Value
                                              -----------------    ---------------    -----------------    -----------------
Fixed maturities:
     U.S. Treasury securities
          and obligations of U.S.
          government - sponsored enterprises      $ 12,179,670        $   326,884         $    (90,457)       $  12,416,097
     Corporate securities                           83,172,507          1,247,644             (614,004)          83,806,147
     Mortgage participation interests                4,673,000                                                    4,673,000
                                              -----------------    ---------------    -----------------    -----------------
                                                   100,025,177          1,574,528             (704,461)         100,895,244
Equity securities                                   67,321,873          3,662,114          (16,619,445)          54,364,542
Investment in unconsolidated affiliates              2,583,590                                                    2,583,590
                                              -----------------    ---------------    -----------------    -----------------
          Total                                   $169,930,640        $ 5,236,642         $(17,323,906)       $ 157,843,376
                                              =================    ===============    =================    =================


                                                                        Gross              Gross
                                                                     Unrealized          Unrealized            Carrying
2000:                                                Cost               Gains              Losses               Value
                                               -----------------    --------------    -----------------    -----------------
Fixed maturities:
     U.S. Treasury securities
          and obligations of U.S.
          government - sponsored enterprises       $ 20,774,818        $  186,444         $    (22,329)       $  20,938,933
     Corporate securities                            67,621,386         1,026,850              (41,895)          68,606,341
         Mortgage participation interests            12,350,000                                                  12,350,000
                                               -----------------    --------------    -----------------    -----------------
                                                    100,746,204         1,213,294              (64,224)         101,895,274
Equity securities                                    47,482,543         1,471,978          (12,780,016)          36,174,505
Investment in unconsolidated affiliates              27,824,291                                                  27,824,291
                                               -----------------    --------------    -----------------    -----------------
          Total                                   $ 176,053,038        $2,685,272         $(12,844,240)       $ 165,894,070
                                               =================    ==============    =================    =================

          The amortized cost and carrying value of investments in fixed maturities at December 31, 2001, by contractual maturity, are shown below. Expected maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                         Amortized              Carrying
                                            Cost                  Value
                                     -------------------    ------------------

Due in one year or less                     $19,272,532           $19,308,867
Due after one year through five years        41,193,744            41,903,362
Due after five years                         34,885,901            35,010,015
Mortgage participation interests              4,673,000             4,673,000
                                     -------------------    ------------------
                                           $100,025,177          $100,895,244
                                     ===================    ==================


          Investment income is summarized as follows for each of the years ended December 31:


                                   2001              2000             1999
                              ---------------   ---------------  ---------------
Investment income from:
     Available for sale:
          Fixed maturities       $ 6,171,014       $ 5,196,831      $ 1,593,052
          Equity securities        1,795,248           343,211          252,693
          Other                    1,871,738         2,884,099        4,809,821
                              ---------------   ---------------  ---------------
     Total investment income       9,838,000         8,424,141        6,655,566
Investment expenses                  (71,107)         (185,845)        (268,679)
                              ---------------   ---------------  ---------------
     Net investment income       $ 9,766,893       $ 8,238,296      $ 6,386,887
                              ===============   ===============  ===============


          Pre-tax net realized gain (loss) on investments is as follows for each of the years ended December 31:


                                         2001          2000           1999
                                      -------------- ------------- -------------
Gross realized gains:
     Available for sale:
          Fixed maturities              $ 1,788,474   $   110,708
          Equity securities and other
           investments                       74,675        15,127   $ 3,395,323
          Real estate                                                   670,451
                                      -------------- ------------- -------------
     Total gain                           1,863,149       125,835     4,065,774
                                      -------------- ------------- -------------
Gross realized losses:
     Available for sale:
          Fixed maturities                  (84,446)                       (123)
          Equity securities and other
           investments                   (6,889,666)   (7,651,597)   (3,625,040)
          Real estate
                                      -------------- ------------- -------------
     Total loss                          (6,974,112)   (7,651,597)   (3,625,163)
                                      -------------- ------------- -------------
     Net realized gain (loss)          $ (5,110,963)  $(7,525,762)  $   440,611
                                      ============== ============= =============

          During 2001, 2000 and 1999, the Company recorded $500,000, $2.5 million and $3.2 million, respectively, in permanent write downs of investments to recognize what is expected to be other than temporary declines in the value of securities.

          At December 31, 2001, the Company owned 9,867,391 shares, representing a 20.7% interest in Australian Oil and Gas ("AOG"). During 2001, the Company purchased 1,026,732 shares of AOG for $941,000 and received 414,615 shares as a dividend valued at $333,000. During 2000, the Company purchased 981,584 shares of AOG for $858,000. During 1999, the Company purchased 6,166,657 shares of Australian Oil and Gas for $6.6 million and received 420,494 shares as a dividend valued at $452,000. Generally, with a voting ownership percentage of 20% or more, the investment may be recorded under the equity method unless the investor lacks the ability to exercise significant influence. PICO lacks the ability to exercise significant influence based on the inability to obtain the financial information necessary to apply equity accounting and is accounting for this investment at cost and has recorded an unrealized loss under SFAS 115.

          During the fourth quarter of 2000, the Company increased its voting ownership in Accu Holding AG, a Swiss corporation, to 28.3%. As is the case with AOG, PICO lacks the ability to exercise significant influence based on the inability to obtain the financial information necessary to apply equity accounting and is accounting for this investment at cost and has recorded an unrealized loss under SFAS 115.

          JUNGFRAUBAHN HOLDING AG:

          Jungfraubahn Holding AG ("Jungfraubahn") is a Swiss corporation engaged in the transportation, tourism and recreation sectors in Switzerland. During 2000, PICO increased ownership to 19.3%, obtained a board seat, and adopted the equity method of accounting due to management's assessment that the Company had significant influence over Jungfraubahn. Previously, the investment was held at cost and marked to market under SFAS 115. All prior year results were adjusted to reflect the investment at equity. The difference between the cost of the investment and underlying equity in the net assets of the company of approximately $18 million was considered negative goodwill and was allocated to the non-current assets of Jungfraubahn. Under the equity method of accounting, the carrying value before tax of the Company's investment in Jungfraubahn was $23.7 million at December 31, 2000. The market value of the investment at December 31, 2000 was approximately $18.9 million.

          Management determined that use of the equity method was appropriate as we determined we had the ability to exercise significant influence based on the Company's ability to obtain quarterly financial data from Jungfraubahn for inclusion in the Company's consolidated financial statements. PICO also had the expectation of receiving such information for the Company's future financial periods. However, during the second quarter of 2001 and after several discussions between Jungfraubahn and the Company, Jungfraubahn decided that, for various reasons, they would no longer provide quarterly financial data to the Company and that the sole source of financial information available to the Company would be their semi-annual filings provided to the Swiss Stock Exchange. Management believes, based on the guidelines of Accounting Principles Board ("APB") No. 18, that the inability to get quarterly financial information indicates the Company no longer has significant influence, and, accordingly, discontinued use of the equity method of accounting for its investment in Jungfraubahn, at April 1, 2001. At December 31, 2001, the Company accounts for the investment under SFAS No. 115 and, as a result of applying SFAS 115, recorded an unrealized loss net of tax of approximately $6.8 million in other comprehensive loss for the year.

          During 2000, the Company purchased 3,472 shares of Jungfraubahn for $493,000. During 1999, the Company purchased 76,600 shares of Jungfraubahn for $11.8 million. The acquisition was financed with $7 million in cash and the remaining balance in debt. At December 31, 2001 and 2000, the Company owns 112,672 shares, or 19.3% of the Jungfraubahn.

4.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES:

          HYPERFEED TECHNOLOGIES, INC.:

          At December 31, 2001, the Company's investment in HyperFeed consisted of 10,077,856 shares of common stock, representing 42.4% of the common shares outstanding; and 4,055,195 common stock warrants which on a diluted basis would represent an additional 14.5% voting interest if exercised. The common stock is recorded using the equity method of accounting and has a carrying value of $2.1 million at December 31, 2001. The difference between the carrying value of the investment and the underlying equity in the net assets or liabilities of HyperFeed is considered goodwill and is being amortized over 10 years on a straight-line basis. At December 31, 2001, the common stock warrants are valued at an estimated fair value of $527,000, prior to a $1.2 million deferred tax asset, using the Black Scholes option-pricing model. The warrants are reported as a derivative instrument under the provisions of SFAS 133 and consequently the loss for the 2001 year is reflected in the caption "Realized Loss on Investments" in the Statement of Operations. The cumulative change in fair value from the date of acquisition to January 1, 2001 was a decline of $1.3 million and is recorded net of a deferred tax benefit on the Statement of Operations.

          The Black Scholes pricing model incorporates assumptions in calculating an estimated fair value. The following assumptions were used in the computations: no dividend yield for all years; a risk-free interest rate of 2% - 5.6%; a one year expected life; and a historical 5 year cumulative volatility of 109% to 119%.

          At December 31, 2000, the Company's investment in HyperFeed consisted of 2,602,000 shares of common stock, representing 16.5% of the common shares outstanding; 4,786,547 shares of preferred stock, representing a 23% diluted voting interest; and an additional 4,055,195 common stock warrants which on a diluted basis would represent an additional 20.5% voting interest. The common and preferred stock are recorded using the equity method of accounting for investments in common stock, and have a combined carrying value of $3.3 million at December 31, 2000. The difference between the carrying value of the investment and the underlying equity in the net assets or liabilities of HyperFeed is considered goodwill and is being amortized over 10 years on a straight-line basis. At December 31, 2000, the common stock warrants are carried in accordance with SFAS No. 115 at an estimated fair value of $2.9 million, prior to a $435,000 deferred tax asset, using the Black Scholes option-pricing model. The pre-tax unrealized loss on the warrants is $1.3 million.

          During the three years ended December 31, 2001, HyperFeed recorded various capital transactions that affected PICO's voting ownership percentage. In 2001, HyperFeed issued 491,000 shares of common stock related to an acquisition which resulted in a dilution gain of $352,000 to PICO. In 2000, HyperFeed issued 164,000 shares of common stock related to conversion of stock options, which resulted in a dilution gain to PICO of approximately $208,000. Deferred taxes are provided on each dilution transaction. In 1999, HyperFeed issued common stock related to the conversion of options and warrants and stock in a private placement. These transactions diluted PICO's ownership percentage approximately 1% to 35% at June of 2001 and through the conversion of preferred shares PICO increased ownership to 42.4% by the end of December 31, 2001.

          In September 2001, the Company converted its HyperFeed Series A voting convertible preferred shares, and its Series B voting convertible preferred shares into 7,462,856 newly issued common shares. After the conversion, PICO owned 42.4% of the outstanding voting interest.

          The following is the market value of the common shares and preferred shares (preferred shares existed in 2000 only) based on the December 31, 2001 and 2000 closing price of HyperFeed common stock:


                                           2001                 2000
                                     ------------------   -----------------
              Common stock                 $ 6,147,492        $  4,065,625
              Preferred stock                                    7,478,980
                                     ------------------   -----------------
                                           $ 6,147,492        $ 11,544,605
                                     ==================   =================

5.     LAND AND RELATED MINERAL RIGHTS AND WATER RIGHTS:

         Through its subsidiary Nevada Land, the Company owns land and the related mineral rights and water rights. Through its subsidiary Vidler, the Company owns water rights and water storage assets consisting of various real properties in California, Arizona, Colorado and Nevada. The costs assigned to the various components at December 31, were as follows:

                                                    2001            2000
                                                ---------------  ---------------
            NLRC:
            Land and related mineral rights and
              water rights                         $ 45,249,039    $ 42,799,043
                                                ---------------  ---------------

            Vidler:
            Water and water rights                   24,530,412      25,743,707
            Land                                     46,803,276      55,960,544
            California water storage                  1,206,737       5,740,483
            Land improvements, net                    8,208,178       6,991,464
                                                ---------------  ---------------
                                                     80,748,603      94,436,198
                                                ---------------  ---------------
                                                   $125,997,642    $137,235,241
                                                ===============  ===============


          At December 31, 2001 and 2000, the book value of Vidler's interest in the Semitropic Water Storage facility was $1.2 million and $5.7 million, respectively. During the first ten years of the agreement through November 2008, Vidler is required to make a minimum annual payment. These payments are being capitalized and the asset is being amortized over its useful life of thirty-five years. In May 2001, Vidler sold 29.73% of its right, title and interest under the lease to Newhall Land and Farming Company. In September 2001, Vidler sold an additional 54.05% of its right, title and interest under the lease to Alameda County Water District. As a result, at December 31, 2001, Vidler owns the right to store 30,000 acre-feet of water and is required to make a minimum annual payment of $373,000. At December 31, 2000, Vidler owned the right to store 185,000 acre-feet and was required to make a minimum annual payment of $2.3 million. The amortization expense in 2001 and 2000 was $438,000 and $667,000, respectively. In addition, Vidler is required to pay annual operating and maintenance costs. In 2001, 2000 and 1999, operating costs of $146,000, $889,000 and $863,000, respectively, were expensed.

          In July of 2000, Vidler purchased a 51% interest in Fish Springs Ranch, LLC for $4.5 million and a commitment to invest an additional $500,000 in July 2001, and also purchased a 50% interest in V&B, LLC for $1.2 million. These companies own the 8,628-acre Fish Springs Ranch, and the associated water rights. The purchase price was allocated based on estimated fair values at the date of acquisition. Vidler acts as manager and effectively controls both companies. Consequently, the companies are included in the accompanying consolidated financial statements as of the date of the investment in the companies. As a result of consolidation, water rights increased approximately $6.6 million, land increased approximately $306,000, various other assets increased $2.1 million and liabilities increased $184,000 and minority interest of $3.8 million. Also during the year, Vidler purchased Spring Valley Ranches (formerly, Robison Ranch), for approximately $4.5 million. Approximately $3.7 million of the purchase price was recorded as land.

6.     PREMIUMS AND OTHER RECEIVABLES:

       Premiums and other receivables consisted of the following at December 31:

                                                   2001             2000
                                               ---------------  ---------------
        Agents' balances and unbilled premiums   $ 11,081,153     $ 10,008,197
        Finance receivables                         5,961,567        3,329,670
        Trade receivables                              49,288          263,400
        Other accounts receivable                   3,535,157        5,645,636
                                               ---------------  ---------------
                                                   20,627,165       19,246,903
        Allowance for doubtful accounts            (2,550,604)        (214,300)
                                               ---------------  ---------------
                                                 $ 18,076,561     $ 19,032,603
                                               ===============  ===============

          Other accounts receivable include $2.3 million due from Dominion Capital Pty. Ltd ("Dominion"), which is affiliated with the Company through a mutual ownership in Solpower Corporation. During 2001, an allowance for the total outstanding balance owed by Dominion of $2.3 million was recorded due to the uncertainty surrounding the recovery of the balance. Also included in other accounts receivable is a $187,000 note receivable from the President and CEO of Summit Global Management for the purchase of Summit in January 2000.

7.       FEDERAL INCOME TAX:

         The Company and its U.S. subsidiaries file a consolidated federal income tax return. Non-U.S. subsidiaries file tax returns in various foreign countries. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

          Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:


                                                                      2001                2000
                                                                 ----------------    ----------------
              Deferred tax assets:
                Net operating loss carryforwards                    $ 12,155,883        $ 20,598,362
                Capital loss carryforwards                             2,947,945
                Loss reserves                                          7,100,265           9,023,860
                Unearned premium reserves                              1,913,744           1,734,353
                Unrealized depreciation on securities                  2,531,767           3,648,678
                Deferred gain on retroactive reinsurance                 149,219             329,417
                Write down of securities                               3,809,825           3,457,381
                Deferred loss on SFAS 133                                505,144
                Other, net                                             1,157,672             550,044
                                                                 ----------------    ----------------
                          Total deferred tax assets                   32,271,464          39,342,095
                                                                 ----------------    ----------------
                Deferred tax liabilities:
                Reinsurance receivables                                2,823,237           2,823,237
                Deferred policy acquisition costs                      2,350,620           2,141,939
                Unrealized appreciation on securities                    960,432             435,151
                Equity in unconsolidated affiliates                      658,385           1,344,250
                Revaluation of surface, water and mineral rights      12,991,330          14,880,795
                NLRC land sales                                        1,065,315           1,065,315
                Accretion of bond discount                               109,664              61,795
                Capitalized lease                                        279,313           1,133,434
                                                                 ----------------    ----------------
                          Total deferred tax liabilities              21,238,296          23,885,916
                                                                 ----------------    ----------------
                     Net deferred tax assets before
                          valuation allowance                         11,033,168          15,456,179
                     Less valuation allowance                         (3,734,153)         (4,101,587)
                                                                 ----------------    ----------------
                          Net deferred tax asset                     $ 7,299,015        $ 11,354,592
                                                                 ================    ================

         The deferred tax asset valuation allowance as of December 31, 2001 and 2000 relates primarily to the net operating loss carryforwards (NOL's) of Global Equity, a Canadian company. Global Equity is subject to rules that limit the ability to utilize their NOL's. Due to these limitations and the uncertainty of future taxable income, a valuation allowance has been recorded for the deferred tax asset that may not be realized. Prior to the enactment, in 1999, of U.S. tax legislation that removed certain limitations on the Company's ability to utilize its U.S. NOL's, the Company carried a valuation allowance on a portion of its U.S. NOL's. As a result of this legislation, in 1999 most of the valuation allowance for U.S. NOL's was removed. Deferred tax assets and liabilities, the recorded valuation allowance, and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management's conclusions as to the ultimate realization of deferred tax assets.

          Pre-tax loss from continuing operations for the years ended December 31 was under the following jurisdictions:

                           2001                2000                 1999
                     -----------------    ----------------    -----------------
          Domestic        $ 8,671,794       $ (11,129,866)       $ (14,593,039)
          Foreign            (981,171)         (2,350,632)          (5,894,929)
                     -----------------    ----------------    -----------------
              Total       $ 7,690,623       $ (13,480,498)       $ (20,487,968)
                     =================    ================    =================




          Income tax expense (benefit) from continuing operations for each of the years ended December 31 consists of the following:


                                                  2001                2000                 1999
                                             ----------------    ----------------    -----------------
Current tax benefit:
U.S. federal                                       $ (15,373)         $ (450,123)          $ (729,136)
Foreign                                             (614,389)         (4,666,562)             519,544
                                             ----------------    ----------------    -----------------
    Total current tax benefit                       (629,762)         (5,116,685)            (209,592)
                                             ----------------    ----------------    -----------------
Deferred tax expense (benefit):
U.S. federal                                     $ 3,060,868        $ (3,775,785)        $ (9,351,935)
Foreign                                             (135,566)            691,294           (2,957,847)
                                             ----------------    ----------------    -----------------
    Total deferred tax expense (benefit)           2,925,302          (3,084,491)         (12,309,782)
                                             ----------------    ----------------    -----------------
    Total income tax expense (benefit)           $ 2,295,540        $ (8,201,176)       $ (12,519,374)
                                             ================    ================    =================


         The difference between income taxes provided at the Company's federal statutory rate and effective tax rate is as follows:



                                                              2001               2000                1999
                                                         ----------------   ----------------   -----------------
Federal income tax provision (benefit) at statutory rate     $ 2,614,812        $(4,583,369)       $ (6,965,909)
Book tax difference on sale of securities                                        (1,247,596)
Settlement of tax appeal                                        (495,976)        (4,398,731)
Change in valuation allowance                                   (367,434)         3,285,416          (8,448,347)
Amortization of goodwill                                         (63,165)           208,268             217,934
Non-deductible capital loss                                                        (166,750)            294,188
Investment valuation                                                               (971,105)            171,115
Accrued liabilities                                                                                   1,578,000
Extraordinary gain                                                                                      227,821
Permanent differences                                            607,303           (327,309)            405,824
                                                         ----------------   ----------------   -----------------
     Federal income tax provision (benefit)                  $ 2,295,540        $(8,201,176)       $(12,519,374)
                                                         ================   ================   =================

          Provision has not been made for U.S. or additional foreign tax on the undistributed earnings of foreign subsidiaries. It is not practical to estimate the amount of additional tax that might be payable. At December 31, 2001, the Company had no income tax payable or receivable, and at December 31, 2000 the Company had an income tax payable of $324,000. As of December 31, 2001, the company has net operating loss carryforwards of $35 million. The Company has $2.2 million, $620,000, and $6.7 million of consolidated NOL's that expire in 2014, 2016, and 2020, respectively. In addition certain subsidiaries have $25.5 million of NOL's subject to certain limitations that restrict their use and have valuation allowances established.

8.     PROPERTY AND EQUIPMENT:

       The major classifications of the Company's fixed assets are as follows at December 31:


                                                     2001               2000
                                               --------------    ---------------
Office furniture, fixtures and equipment         $ 6,833,972        $ 6,834,381
Building and leasehold improvements                1,135,071          1,192,123
                                               --------------    ---------------
                                                   7,969,043          8,026,504
Accumulated depreciation                          (5,241,112)        (5,081,991)
                                               --------------    ---------------
Property and equipment, net                      $ 2,727,931        $ 2,944,513
                                               ==============    ===============

          Depreciation expense was $969,000, $1.1 million and $1 million in 2001, 2000, and 1999, respectively.


9.    DEFERRED POLICY ACQUISITION COSTS:

          Changes in deferred policy acquisition costs were as follows:


                                                2001               2000               1999
                                           ----------------   ----------------   ----------------
Balance, January 1                             $ 6,299,819        $ 4,821,228        $ 5,548,634
     Additions:
          Commissions                            7,884,474          7,232,606          5,559,587
          Other                                  5,903,573          4,613,034          3,966,560
          Ceding commissions                      (129,895)          (116,701)           230,792
                                           ----------------   ----------------   ----------------
               Deferral of expense              13,658,152         11,728,939          9,756,939
                                           ----------------   ----------------   ----------------
     Amortization to expense                   (13,044,382)       (10,250,348)       (10,484,345)
                                           ----------------   ----------------   ----------------
Balance, December 31                           $ 6,913,589        $ 6,299,819        $ 4,821,228
                                           ================   ================   ================

10.      SHAREHOLDERS' EQUITY:

          At the Annual Meeting of Shareholders on October 19, 2000, our shareholders voted to amend the Articles of Incorporation to eliminate the Company's preferred shares. This amendment became effective January 16, 2001.

          On February 9, 2000, PICO registered on Form S-3 with the U. S. Securities and Exchange Commission to offer 6,546,497 shares of PICO stock at a price of $15 per share through a rights offering. Shareholders were offered 1 right to buy 1 new share at $15 for every 2 common shares held at March 1, 2000.

          In March 2000, an investment partnership registered as PICO Equity Investors, L.P. acquired 3,333,333 shares of PICO stock for approximately $50 million. PICO Equity Investors, an entity managed by PICO Equity Investors Management, LLC, which is owned by three of PICO's current directors (including PICO's chairman of the board and PICO's president and chief executive officer), will exercise all voting and investment decisions with respect to these shares for up to 10 years. There is no monetary compensation for the management of the LLC. PICO used the $49.8 million net proceeds to develop existing water and water storage assets, acquire additional water assets, acquire investments, and for general working capital needs.

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

          PICO Holdings 1998 Stock Option Agreement. PICO was authorized to issue 100,000 shares of common stock pursuant to awards granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based awards. On October 22, 1998, PICO granted 100,000 non-qualified common stock options to an officer of the Company at an exercise price of $15.625 per share. The options granted vest monthly over three years, expiring October 22, 2008. During 1999, 61,111 of these options expired when the officer left the Company. The remaining options expired during 2001. None of these stock options were exercised.

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

          PICO Holdings 1999 Stock Option Agreement. PICO is authorized to issue 10,665 shares of common stock pursuant to awards granted as non-qualified stock options and other similar stock-based awards. On January 1, 1999, PICO granted 10,665 non-qualified common stock options to an officer of the Company at an exercise price of $13.25 per share. The options were immediately vested and expire in 10 years.

          PICO Holdings 2000 Non-Statutory Stock Option Plan. PICO is authorized to issue 1,200,000 shares of common stock to employees and non-employee directors of and consultants to the Company, pursuant to awards granted as non-qualified stock options. On April 7, 2000, PICO granted, subject to approval by the Company's shareholders obtained on October 19, 2000, 1,091,223 non-qualified common stock options to employees and non-employee directors of the Company (1,082,223 to employees and 9,000 to directors) at an exercise price of $15.00 per share. Of the options granted to employees, one-third vested upon grant, one-third vest April 7, 2001 and one-third vest April 7, 2002. The options granted to non-employee directors were fully vested on the grant date.

          On July 9, 2001, PICO granted 100,000 non-statutory stock options to an employee at an exercise price of $15.00 per share. 66,000 of these stock options vested on July 9, 2001 and the remaining 34,000 stock options will vest on July 9, 2002. These stock options expire on July 9, 2021.

          On August 2, 2001, PICO granted 8,777 non-statutory stock options to an employee at an exercise price of $15.00 per share. 2,925 of those stock options vested on August 2, 2001, 2,926 stock options will vest on August 2, 2002, and 2,926 stock options will vest on August 2, 2003. They expire on August 2, 2021.

          PICO Holdings 2001 Stock Option Agreements. PICO is authorized to issue 46,223 shares of common stock pursuant to awards granted in individual non-qualified stock option agreements. In August 2001, PICO granted a total of 46,223 non-qualified stock options to three employees of the Company. The exercise price for all these non-statutory stock options is $15.00 per share. One-third of these stock options vested in August 2001, one-third will vest in August 2002, and the remaining one-third will vest in August 2003. All of these non-statutory stock options expire in August 2021.

         A summary of the status of the Company's stock options is presented below for the years ended December 31:



                                              2001                      2000                        1999
                                   ------------------------  -------------------------  --------------------------
                                                 Weighted                   Weighted                    Weighted
                                     Shares       Average      Shares        Average       Shares       Average
                                   Underlying    Exercise    Underlying     Exercise     Underlying     Exercise
                                     Options      Prices       Options       Prices       Options        Prices
                                   ------------  ----------  ------------   ----------  -------------  -----------
Outstanding at beginning of year     1,834,599      $14.93     1,046,575      $ 15.83      1,097,021      $ 15.89
Granted                                155,000       15.00     1,091,223        15.00         10,665        13.25
Canceled - expired                    (208,879)      17.72      (303,199)       18.31        (61,111)       15.63
Outstanding at end of year           1,780,720       14.60     1,834,599        14.93      1,046,575        15.83
Exercisable at end of year           1,349,312       14.48     1,113,117        14.88      1,046,575        15.83
Weighted-average fair value
     of options granted during
     the year                                       $ 8.52                     $ 7.15                      $ 9.02
                                                 ==========                 ==========                 ===========

         The following table summarizes information about stock options outstanding at December 31, 2001:


                            Options Outstanding                     Options Exercisable
--------------------------------------------------------------    ---------------------------
                                       Weighted
                                       Average      Weighted
                          Number       Remaining    Average          Number       Weighted
     Range of          Outstanding    Contractual   Exercise      Exercisable      Average
  Exercise Prices      at 12/31/01       Life        Price        at 12/31/01    Exercise Price
--------------------   -------------  -----------  -----------    -------------  ------------
$13.45 to $23.80            522,672         3.71       $13.45          522,672        $13.45
$15.63 to $23.95          1,258,048        18.19       $15.08          826,640        $15.13
                       -------------                              -------------
$13.25 to $23.95          1,780,720        13.94       $14.60        1,349,312        $14.48
                       =============                              =============


         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in each year: no dividend yield; risk-free interest rates are different for each grant and range from 4.9% to 6.97%; expected lives of options are estimated at 10 years for 2001, 10 years for 2000 and 7 years for 1999; and volatility of 42% for the 2001 grants, 51% for the 2000 grants, and 54% for the 1999 grants.

         Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would approximate the following pro forma amounts for the years ended December 31:


                                                                 2001             2000             1999
                                                            --------------- ----------------- ----------------
Reported net income (loss)                                     $ 4,772,961      $ (9,525,937)    $ (6,820,278)
SFAS No. 123 charge                                               (711,521)       (2,616,496)         (96,249)
                                                            --------------- ----------------- ----------------
Pro forma net income (loss)                                    $ 4,061,440     $ (12,142,433)    $ (6,916,527)
                                                            =============== ================= ================
Pro forma net income (loss) per share: basic and diluted            $ 0.33           $ (1.05)         $ (0.77)
                                                            =============== ================= ================

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

11.    REINSURANCE:

           In the normal course of business, the Company's insurance subsidiaries have entered into various reinsurance contracts with unrelated reinsurers. The Company's insurance subsidiaries participate in such agreements for the purpose of limiting their loss exposure and diversifying their risk. Reinsurance contracts do not relieve the Company's insurance subsidiaries from their obligations to policyholders.

           All reinsurance assets and liabilities are shown on a gross basis in the accompanying consolidated financial statements. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Such amounts are included in "reinsurance receivables" in the consolidated balance sheets as follows:


                                                               2001              2000
                                                          ---------------   ----------------
Estimated reinsurance recoverable on:
Unpaid losses and loss adjustment expense                    $23,190,015        $27,444,846
Reinsurance recoverable on paid losses and loss expenses         593,091            149,193
                                                          ---------------   ----------------
     Reinsurance receivables                                 $23,783,106        $27,594,039
                                                          ===============   ================


           Unsecured reinsurance risk is concentrated in the companies shown in the table below. The Company remains continently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

                          CONCENTRATION OF REINSURANCE



                                           Unearned          Reported        Unreported        Reinsurer
                                           Premiums           Claims           Claims           Balances
                                         --------------   ---------------  ---------------   ---------------
Sydney Reinsurance Corporation                               $ 4,662,052      $ 2,390,600       $ 7,052,652
Continental Casualty Company                                   1,647,722        2,165,000         3,812,722
American Reinsurance Corp.                   $ 170,308            37,400                            207,708
Hartford Steam & Boiler                        100,105            34,000                            134,105
TIG Reinsurance Group                                            312,612          (10,612)          302,000
Transatlantic Reinsurance Company                                                 958,151           958,151
Cologne Reinsurance Company of America                                            103,601           103,601
Gerling Global Reinsurance                                        53,574          195,000           248,574
Mutual Assurance, Inc.                                         3,236,656          218,446         3,455,102
GE Reinsurance Corp.                                             203,928        1,500,000         1,703,928
General Reinsurance                             38,291         1,209,135           10,000         1,257,426
National Reinsurance Corporation                                 299,877                            299,877
PXRE Reinsurance Company                                         749,474        1,130,000         1,879,474
Hartford Fire Insurance Company                                  117,746           80,000           197,746
Partner Reinsurance                                              302,775          330,000           632,775
Lumberman's Mutual Casualty Company                              219,553                            219,553
North Star Reinsurance Corp.                                     137,818                            137,818
Swiss American Reinsurance Corporation                           137,818                            137,818
                                         --------------   ---------------  ---------------   ---------------
                                             $ 308,704       $13,362,140      $ 9,070,186       $22,741,030
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

           In 1994, the Company entered into a retroactive reinsurance arrangement with respect to its MPL business. As a result, Physicians initially recorded a deferred gain on retroactive reinsurance of $3.4 million in 1994. Deferred gains are being amortized into income over the expected payout of the underlying claims using the interest method. The unamortized gain at December 31, 2001 and 2000 was $439,000 and $969,000, respectively.

           The following is a summary of the net effect of reinsurance activity on the consolidated financial statements for each of the years ended December 31:


                                                    2001               2000              1999
                                              -----------------   ----------------  ----------------
Direct premiums written                           $ 54,110,160       $ 47,620,431      $ 36,558,158
Reinsurance premiums assumed                           282,541             (3,020)          120,185
Reinsurance premiums ceded                          (8,464,918)        (3,573,715)       (3,019,059)
                                              -----------------   ----------------  ----------------
     Net premiums written                         $ 45,927,783       $ 44,043,696      $ 33,659,284
                                              =================   ================  ================

Direct premiums earned                              51,355,206         39,987,563        39,162,077
Reinsurance premiums assumed                           267,215              2,967           144,499
Reinsurance premiums ceded                          (8,332,745)        (5,554,776)       (2,927,474)
                                              -----------------   ----------------  ----------------
     Net premiums earned                          $ 43,289,676       $ 34,435,754      $ 36,379,102
                                              =================   ================  ================
Losses and loss adjustment expenses incurred:
     Direct                                         29,442,055         25,883,270        47,939,738
     Assumed                                           164,500           (681,716)         (825,369)
     Ceded                                         (11,304,235)        (1,175,336)      (12,897,078)
                                              -----------------   ----------------  ----------------
                                                    18,302,320         24,026,218        34,217,291
     Effect of discounting on losses and
         loss adjustment expenses (Note 12)                                                 994,545
                                              -----------------   ----------------  ----------------
Net losses and loss adjustment expenses           $ 18,302,320       $ 24,026,218      $ 35,211,836
                                              =================   ================  ================


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

           Prior to 2000, Physicians used a discount rate of 4% for financial reporting purposes. The method of determining the discount was based on historical payment patterns and assumed an interest rate at or below Physicians' own investment yield. The carrying value of MPL reserves gross as to reinsurance and undiscounted was approximately $40.6 million at December 31, 2001 and $58.6 million at December 31, 2000.

           Activity in the reserve for unpaid claims and claim adjustment expenses was as follows for each of the years ended December 31:


                                                    2001                2000                1999
                                              -----------------   -----------------   ------------------
Balance at January 1                             $ 121,541,722       $ 139,132,875        $ 155,020,696
     Less reinsurance recoverable                  (27,444,846)        (40,333,000)         (52,000,444)
                                              -----------------   -----------------   ------------------
          Net balance at January 1                  94,096,876          98,799,875          103,020,252
                                              -----------------   -----------------   ------------------
Incurred loss and loss adjustment expenses
     for current accident year claims               28,665,664          22,993,457           18,903,062
Incurred loss and loss adjustment expenses
     for prior accident year claims                 (9,833,352)          1,300,414           15,878,697
Retroactive reinsurance                               (529,993)           (267,653)            (564,469)
Accretion of discount                                                                           994,545
                                              -----------------   -----------------   ------------------
     Total incurred                                 18,302,319          24,026,218           35,211,835
                                              -----------------   -----------------   ------------------
Effect of retroactive reinsurance                      529,993             267,653              564,469
                                              -----------------   -----------------   ------------------
Cumulative effect of accounting change                                   7,520,744
                                              -----------------   -----------------   ------------------
Payments for claims occurring during:
     Current accident year                         (15,269,960)        (10,880,842)          (8,940,341)
     Prior accident years                          (22,400,190)        (25,636,772)         (31,056,340)
                                              -----------------   -----------------   ------------------
          Total paid                               (37,670,150)        (36,517,614)         (39,996,681)
                                              -----------------   -----------------   ------------------
Net balance at December 31                          75,259,038          94,096,876           98,799,875
Plus reinsurance recoverable                        23,190,015          27,444,846           40,333,000
                                              -----------------   -----------------   ------------------
Balance at December 31                            $ 98,449,053       $ 121,541,722        $ 139,132,875
                                              =================   =================   ==================

         During 2001, our medical professional liability insurance claims reserves, net of reinsurance, decreased from $51.6 million to $34.9 million. Actuarial analysis of Physicians' loss reserves as of September 30, 2001 concluded that Physicians' reserves against claims were significantly greater than the actuary's projections of future claims payments. Accordingly, Physicians reduced its claims reserves by approximately $11.2 million in the fourth quarter of 2001.


13.    EMPLOYEE BENEFIT PLAN:

          PICO maintains a 401(k) Defined Contribution Plan covering substantially all employees of the Company. Matching contributions are based on a percentage of employee compensation. In addition, the Company may make a discretionary contribution at the end of the Plan's fiscal year within limits established by the Employee Retirement Income Securities Act. Total contribution expense incurred by the Company was $855,000 in 2001, $864,000 in 2000, and $862,000 in 1999.

  14.  REGULATORY MATTERS:

          The regulations of the Departments of Insurance in the states where the Company's insurance subsidiaries are domiciled generally restrict the ability of insurance companies to pay dividends or make other distributions. Based upon statutory financial statements filed with the insurance departments as of December 31, 2001, $5.4 million was available for distribution by the Company's wholly-owned insurance subsidiaries to the parent company without the prior approval of the Department of Insurance in the states in which the Company's insurance subsidiaries are domiciled.

15.      COMMITMENTS AND CONTINGENCIES:

           The Company leases some of its offices under non-cancelable operating leases that expire at various dates through October 2008. Total rent expense was $1 million, $1 million, and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

           Future minimum rental payments required under the leases for the years ending December 31, are as follows:

                 2002                 1,450,605
                 2003                   815,851
                 2004                   639,928
                 2005                   586,942
                 2006                   544,928
                 Thereafter           3,837,728
                                ---------------
                 Total               $7,875,982
                                ===============


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

           On January 10, 1997, Global Equity Corporation ("Global Equity"), a wholly owned PICO subsidiary at December 31, 2001, commenced an action in British Columbia against MKG Enterprises Corp. ("MKG") to enforce repayment of a loan made by Global Equity to MKG. On the same day, the Supreme Court of British Columbia granted an order preventing MKG from disposing of certain assets pending resolution to the action. In March 1999, Global Equity filed an action in the Supreme Court of British Columbia against a third party. This action states the third party had fraudulently entered into loan agreements with MKG. Accordingly, under this action Global Equity is claiming damages from the third party and restraining the third party from further action.

           During 2000 and 2001, Global Equity entered into settlement negotiations with a third party to dispose of the remaining assets of MKG. Due to the protracted nature of these discussions and the increasing uncertainty of whether the remaining asset can be realized, Global Equity wrote off the remaining balance of $500,000 of the investment during 2001. (See Long Term Holdings in "Management's Discussion and Analysis of Financial Condition" and "Results of Operations".) Global Equity is currently reviewing its legal options before deciding if it will continue pursuing the outstanding legal actions.

           In connection with the sale of their interests in Nevada Land by the former members, a limited partnership agreed to act as consultant to Nevada Land in connection with the maximization of the development, sales, leasing, royalties or other disposition of land, water, mineral and oil and gas rights with respect to the Nevada property. In exchange for these services, the partnership was to receive from Nevada Land a consulting fee calculated as 50% of any net proceeds that Nevada Land actually receives from the sale, leasing or other disposition of all or any portion of the Nevada property or refinancing of the Nevada property provided that Nevada Land has received such net proceeds in a threshold amount equal to the aggregate of: (i) the capital investment by Global Equity and the Company in the Nevada property, (ii) a 20% cumulative return on such capital investment, and (iii) a sum sufficient to pay the United States federal income tax liability, if any, of Nevada Land in connection with such capital investment. Either party could terminate this consulting agreement in April 2002 if the partnership had not received or become entitled to receive by that time any amount of the consulting fee. No payments have been made under this agreement through December 31, 2001. By letter dated March 13, 1998, Nevada Land gave notice of termination of the consulting agreement based on Nevada Land's determination of default by the partnership under the terms of the agreement. In

       November 1998, the partnership sued Nevada Land for wrongful termination of the consulting contract. On March 12, 1999, Nevada Land filed a cross-complaint against the partnership for breach of written contract, breach of fiduciary duty and seeking declaratory relief. Effective September 1, 1999, the parties entered into a settlement agreement wherein they agreed that the lawsuit would be dismissed without prejudice, and that Nevada Land would deliver a report on or before June 30, 2002 to the limited partnership of the amount of the consulting fee which would be owed by Nevada Land to the limited partnership if the consulting agreement were in effect. At December 31, 2001, Nevada Land has no liability to the partnership.

           BSND, Inc. ("BSND"), a wholly-owned subsidiary of Vidler Water Company, has resolved a partnership dispute relating to Big Springs Associates, a partnership which owned real property and water rights in Nevada (the "Partnership"). Under the terms of an agreement resolving the dispute, BSND, Inc. is now the sole owner and manager of all the partnership's assets.

           In September and December 2000, PICO Holdings loaned a total of $2.2 million to Dominion Capital Pty. Ltd. ("Dominion Capital"), a private Australian Company. In May 2001, one of the loans for $1.2 million became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO has commenced a legal action through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing a legal action and our ability to realize the assets collateralizing the loans, PICO recorded an allowance for the total outstanding balance of $2.3 million for the loans and interest. PICO has been awarded summary judgment in relation to the principal and interest on the $1.2 million loan and, as a result, Dominion Capital has been placed in receivership. The court appointed receiver is in the process of ascertaining Dominion Capital's assets and liabilities. The court trial in connection with PICO's $1 million loan (with interest) has been adjourned pending the receiver's investigations. In addition, PICO has commenced proceedings in Australia to secure the proceeds from the sale of real estate in Australia offered as collateral under the $1.2 million loan.

           In January 2002, AOG announced that it was raising additional capital to purchase a drilling rig and to refit two existing rigs. PICO subsequently provided AOG with a short term bridge loan of $4 million, and was issued 333,333 shares in AOG as a loan establishment fee. AOG is to repay the loan with the proceeds of a rights offering which is expected to close in March of 2002. PICO has made a commitment to underwrite part of the offering, and was issued another 333,333 shares of AOG in March 2002, as an underwriting fee. The maximum commitment to PICO is just over $4 million.

          The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

16.    RELATED-PARTY TRANSACTIONS:

           The employment agreements entered into with Ronald Langley and John
       R. Hart in 1997 for annual base salaries of $800,000 also entitled each to an incentive award based on the growth of the Company's book value per share in excess of a threshold that is calculated as 80% of the previous five year average return for the S&P 500. No award was paid during 2001, 2000 or 1999 under this program. New employment agreements were entered into with Mr. Langley and Mr. Hart on January 1, 2002 for a further four years. The terms of these new employment agreements are substantially similar to the agreements entered into in 1997. The base salary in each agreement is $800,000, subject to annual adjustment in January of each year in the same percentage applicable to PICO's other staff members in an amount deemed adequate to provide for inflation, cost of living, and merit increases based on the CPI and major compensation studies.

           On March 27, 2000, PICO sold 3,333,333 shares of common stock to PICO Equity Investors, LP ("PEI") in a rights offering. PEI is managed by PICO Equity Investors Management, LLC, which is owned by three of PICO's current directors (including PICO's chairman of the board and PICO's president and chief executive officer). The LLC will exercise all voting and investment decisions with respect to these shares for up to 10 years. There is no monetary compensation for management of the LLC.

          Summit Global Management, Inc. is a Registered Investment Advisor providing investment advisory services to managed accounts including the Company's subsidiaries, until June 30, 2000. In January 2000, PICO sold its interest in Summit to its chief executive officer in exchange for a note receivable of $100,000 bearing interest at 7% per annum, and due 2002. In addition, Summit owed PICO approximately $65,000 for operating expenses.

          On March 6, 1996, Charles E. Bancroft, the President and Chief Executive Officer of Sequoia entered into an incentive agreement with Sequoia after its acquisition by Physicians. Under the terms of this incentive agreement, Mr. Bancroft is to receive a payment equal to ten percent of the increase in Sequoia's value upon his retirement, removal from office for reasons other than cause, or the sale of Sequoia to a third party. For purposes of the incentive agreement, the increase in Sequoia's value is to be measured from August 1, 1995; the date Physicians acquired Sequoia. Mr. Bancroft was not eligible to receive any incentive payment, until he was continuously employed by Sequoia from August 1, 1995 through August 1, 1998. On March 20, 1998, this incentive agreement was clarified to include the combined increase in value of Sequoia and Citation. The increase in value of Citation will be measured from January 1, 1998. The Company recorded compensation expense related to this arrangement of $250,000, $160,000, and $210,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

          Certain of the Company's subsidiaries have stock option arrangements with officers and other employees for stock of the respective subsidiary. Options are granted under these arrangements at the estimated fair value of the subsidiary's stock at the time of grant. Therefore, no compensation has been recorded by the Company related to these arrangements. During 2000, 19,037 options to acquire 1.9% of the existing shares of Vidler were exercised for $109,000 and a loss, calculated in accordance with Staff Accounting Bulletin No. 51, of $526,000 before tax was recorded on the sale.

          In 1998, the Company entered into an agreement with its president and chief executive officer to defer a portion of his 1998 regular compensation in a deferred compensation Rabbi Trust account held in the name of the Company. The deferrals are included within the Company's consolidated balance sheet. Salary deferrals to the trust amounted to $316,000 for 1998. There were no deferrals into this trust in 1999, 2000 or 2001. During 2001, two other Directors elected to defer their fees into a Rabbi Trust account. Combined deferrals to these two accounts were $17,000 for the year. All PICO stock purchased in the Rabbi Trust accounts is subject to the claims of outside creditors and is reported as treasury stock in the consolidated financial statements.

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

          During 2000, the Company sold its interest in Conex Continental Inc. to Dominion Japan, a Japanese corporation. PICO and Dominion, through its parent, Dominion Capital Pty. Ltd., each have an ownership interest in the common stock of Solpower Corporation. PICO accounts for Solpower at cost and records unrealized gains or losses under SFAS 115. PICO loaned Solpower $500,000 to purchase its 50% interest in Protocol Resource Management, Inc. and PICO acquired the other 50% of Protocol. The loan bears interest at 10.8% and PICO received a warrant to purchase 1 million shares of Solpower common stock. PICO records its interest in Protocol using the equity method of accounting. During 2000, PICO loaned approximately $2.2 million to Dominion Capital Pty. Limited. The loans bear interest at a weighted rate of 10.2% and were due in 2001. In May 2001, one of the loans for $1.2 million became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO has commenced legal actions through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing a legal action and our ability to realize the assets collateralizing the loans, PICO recorded an allowance for the total outstanding balance of $2.3 million for the loans and interest during 2001.

17.    STATUTORY INFORMATION:

          The Company and its insurance subsidiaries are subject to regulation by the insurance departments of the states of domicile and other states in which the companies are licensed to operate and file financial statements using statutory accounting practices prescribed or permitted by the respective Departments of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Physicians had received written approval from the Ohio Department of Insurance to discount its medical professional liability unpaid loss and loss adjustment expense reserves, including related reinsurance recoverable using a 4% discount rate through December 31, 1999. Effective January 1, 2000, the Ohio Department of Insurance withdrew its permission for Physicians to discount reserves. Statutory practices vary in certain respects from generally accepted accounting principles. The principal variances are as follows:

     (1) Certain assets are designated as "non-admitted assets" and charged to shareholders' equity for statutory accounting purposes (principally certain agents' balances and office furniture and equipment).

     (2) Deferred policy acquisition costs are expensed for statutory accounting purposes.

     (3) Equity in net income of subsidiaries and affiliates is credited directly to shareholders' equity for statutory accounting purposes.

     (4)  Fixed maturity securities are carried at amortized cost.

     (5) Loss and loss adjustment expense reserves and unearned premiums are reported net of the impact of reinsurance for statutory accounting purposes.

           The Company and its wholly-owned insurance subsidiaries' policyholders' surplus and net income (loss) as of and for the years ended December 31, 2001, 2000 and 1999 on the statutory accounting basis are as follows:


                                              2001               2000              1999
                                         ----------------    --------------    --------------
Physicians Insurance Company of Ohio:      (Unaudited)
     Statutory net income (loss)             $ 5,412,626      $ 10,212,601      $ (6,578,611)
     Policyholders' surplus                   42,859,837        33,996,556        35,022,961
The Professionals Insurance Company: (1)
     Statutory net income                                     $    130,790      $    158,012
     Policyholders' surplus                                      3,773,247         3,437,580
Sequoia Insurance Company:
     Statutory net income (loss)             $   (50,861)     $ (2,660,660)     $    497,523
     Policyholders' surplus                   29,271,877        23,442,970        25,389,791
Citation Insurance Company:
     Statutory net income (loss)             $ 2,317,209      $  4,549,292      $ (5,519,801)
     Policyholders' surplus                   16,629,106        14,328,017        16,502,888

               (1) The Professionals Insurance Company was merged with Physicians Insurance Company of Ohio on December 21, 2001.

          Sequoia Insurance Company is a wholly owned subsidiary of Physicians Insurance Company of Ohio. In the table above, the statutory surplus of Sequoia ($29.3 million in 2001, $23.4 million in 2000, and $25.4 million in 1999) is also reflected in statutory surplus of Physicians.

18.    SEGMENT REPORTING:

          The Company is a diversified holding company engaged in five major operating segments: Water Rights and Water Storage; Land and Related Mineral Rights and Water Rights; Property and Casualty Insurance; Medical Professional Liability ("MPL") Insurance; and Long Term Holdings.

           Segment performance is measured by revenues and segment profit before tax. In addition, assets identifiable with segments are disclosed as well as capital expenditures, and depreciation and amortization. The Company has operations and investments both in the U.S. and abroad. Information by geographic region is also similarly disclosed.

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

       Land and Related Mineral Rights and Water Rights

          PICO is engaged in land and related mineral rights and water rights operations through its subsidiary Nevada Land. Nevada Land owns approximately 1.2 million acres of land and related mineral and water rights in northern Nevada. Revenue is generated by land sales, land exchanges and leasing for grazing, agricultural and other uses. Revenue is also generated from the development of water rights and mineral rights in the form of outright sales and royalty agreements.

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

       MPL Operations

          Until 1995, Physicians and Professionals wrote medical professional liability insurance, mostly in the state of Ohio. Professionals merged with and into Physicians on December 21, 2001. Physicians has stopped writing new business and is being "run off". This means that it is handling claims arising from historical business, and selling investments when funds are needed to pay claims.

          As expected during the run-off process, the bulk of this segment's revenues come from investment income. The Physicians' portfolio contains some of the Company's long term holdings.

       Long Term Holdings

          The Long Term Investments segment comprises investments where we own less than 50% of the company, or the company is too small to constitute a segment of its own.

          PICO invests in companies, which our management identifies as undervalued based on fundamental analysis. Typically, the stocks will be selling for less than tangible book value or appraised intrinsic value (i.e., what we assess the company to be worth). Often the stocks will also be trading for low ratios of earnings and cash flow, or on high dividend yields. Additionally, the company must have special qualities, such as unique assets, potential catalysts for change, or attractive industry characteristics.

          We also have a small portfolio of alternative investments, where we have deviated from our traditional value criteria in an attempt to capitalize on areas of potentially greater growth without incurring undue risk.

        Investments directly related to the insurance operations are included within those segments.

          Segment information by major operating segment follows (in thousands):


                                   Land and Related    Water Rights    Property                     Long-
                                    Mineral Rights       and Water        and                        Term
                                   and Water Rights       Storage      Casualty        MPL       Investments    Consolidated
                                 ------------------------------------------------------------------------------ --------------
2001:
Revenues (charges)                            $ 3,221        $ 17,763    $ 51,349      $ (2,122)        $ (631)      $ 69,580
Income (loss) before income taxes                 131           4,989       6,178         8,409        (12,016)         7,691
Identifiable assets                            59,682          97,216     152,751        28,782         34,704        373,135
Depreciation and amortization                      58           1,285         346            99            247          2,035
Capital expenditures                               43             277         364                           76            760

2000:
Revenues                                      $ 5,276         $ 3,123    $ 39,257       $ 3,396       $ (5,699)      $ 45,353
Income (loss) before income taxes               1,918          (4,854)      2,541           768        (13,853)       (13,480)
Identifiable assets                            52,002         108,215     137,808        30,155         66,965        395,145
Depreciation and amortization                      28             988         253           396          1,013          2,678
Capital expenditures                                           15,029         321             8            151         15,509

1999:
Revenues                                      $ 7,147         $ 1,056    $ 39,960       $ 3,121        $ 3,204       $ 54,488
Income (loss) before income taxes               1,094          (3,947)     (3,679)       (4,805)        (9,151)       (20,488)
Identifiable assets                            53,810          80,313     136,589        39,827         69,510        380,049
Depreciation and amortization                      33             810                       971          1,255          3,069
Capital expenditures                                              355                       147             75            577

Segment information by geographic region follows (in thousands):


                                     United
                                     States         Canada        Europe     Australia       Asia               Consolidated
                                 ---------------------------------------------------------------------    --------------------------
2001
----
Revenues                                $ 68,252                    $   937        $ 391                       $ 69,580
Income before income taxes                 7,478                        213                                       7,691
Identifiable assets                      337,272                     28,374      $ 7,489                        373,135
Depreciation and amortization              2,035                                                                  2,035
Capital expenditures                         760                                                                    760

2000
----
Revenues                                $ 47,688      $ (2,482)     $   147                                    $ 45,353
Income (loss) before income taxes        (12,815)     $ (2,616)       1,951                                     (13,480)
Identifiable assets                      354,609         2,115       30,269      $ 8,151                        395,144
Depreciation and amortization              2,544                                                $ 134             2,678
Capital expenditures                      15,509                                                                 15,509

1999:
-----
Revenues                                $ 51,148                    $ 2,672                     $ 668          $ 54,488
Income (loss) before income taxes        (23,094)                     4,383                    (1,777)          (20,488)
Identifiable assets                      332,830                     29,901      $ 8,280        9,038           380,049
Depreciation and amortization              2,770                                                  299             3,069
Capital expenditures                         577                                                                    577


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

       - BANK AND OTHER BORROWINGS: Carrying amounts for these items approximate fair value because current interest rates and, therefore, discounted future cash flows for the terms and amounts of loans disclosed in Note 20, are not significantly different from the original terms.

                                                               December 31, 2001                          December 31, 2000
                                             --------------------------------------     --------------------------------------
                                                 Carrying             Estimated            Carrying             Estimated
                                                  Amount             Fair Value             Amount              Fair Value
                                             -----------------     ----------------     ----------------     -----------------
Financial assets:
  Fixed maturities                              $ 100,895,244        $ 100,895,244        $ 101,895,274         $ 101,895,274
  Equity securities                                54,364,542           54,364,542           36,174,505            36,174,505
  Investment in unconsolidated affiliates           2,583,590            6,602,760           27,824,291            23,016,375
  Cash and cash equivalents                        17,361,624           17,361,624           13,644,312            13,644,312

Deposits with reinsurers and
reinsurance recoverables                            6,745,010            6,745,010            7,604,288             7,604,288
Financial liabilities:
     Bank and other borrowings                     14,596,302           14,596,302           15,550,387            15,550,387



20.      BANK AND OTHER BORROWINGS:

           At December 31, 2001 and 2000, bank and other borrowings consisted of loans and promissory notes incurred to finance the purchase of land and investment securities. The weighted average interest rate on these borrowings was approximately 7.2% and 7.4% at December 31, 2001 and 2000, respectively with principal and interest due throughout the term.


                                             2001                 2000
                                       ------------------   -----------------
5.58% (5.58% in 2000) Swiss loans            $ 7,844,084         $ 5,894,838
8% Notes due:
  2007 - 2008                                    208,280             455,957
  2012                                                               359,218
8.5% Notes due:
  2004                                         1,155,120           1,540,354
  2008 - 2009                                  3,141,837           3,772,131
  2019                                         1,563,063           2,774,894
9% Notes due:
  2003                                           171,277             188,356
  2008                                           512,641             564,639
                                       ------------------   -----------------
                                            $ 14,596,302        $ 15,550,387
                                       ==================   =================


           At December 31, 2001, Global Equity SA has a loan facility with a Swiss bank for a maximum of 15 million CHF based on a margin not higher than 30% of the securities deposited with the bank. The actual amount available is dependent on the value of the collateral held after a safety margin established by the bank. It may be used as an overdraft or for payment obligations arising from securities transactions. At December 31, 2001, CHF 13 million (approximately $7.8 million) is outstanding bearing interest at approximately 6%.

           At December 31, 2001, $6.8 million of the total outstanding debt is within Vidler, incurred with the acquisition of land in the Harquahala Valley. The weighted average rate of interest on these notes is 8.5% and is collateralized by the purchased properties.

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

          The Company's future minimum principal debt repayments for the years ending December 31, are as follows:


2002                $8,199,865
2003                   518,749
2004                 1,376,519
2005                   362,652
2006                   393,826
Thereafter           3,744,691
----------------------------------
  Total            $14,596,302
               ================


21.       CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

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

           Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities." As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in fair value in earnings for the period of change unless the derivative qualifies as an effective hedge that offsets certain exposure. As a result of this adoption, the Company recorded a transition adjustment in the first quarter of 2001 that decreased net income by approximately $1 million, net of a $500,000 tax benefit and increased other comprehensive income by the same amount (no effect on shareholders' equity). These adjustments are reported as a cumulative effect of change in accounting principle in the accompanying consolidated financial statements.

           The current impacts of SFAS 133, are included in realized investment gains and losses on the statement of operations and primarily includes the fluctuation in the value of the warrants to purchase shares of HyperFeed Technologies, Inc. The value of the warrants is determined each period using the Black Scholes option pricing model. The model uses the current market price of the common stock of HyperFeed, and the following assumptions in calculating an estimated fair value: no dividend yield; a risk-free interest rate of 2% - 5.6%; a one year expected life; and a historical 5 year cumulative volatility of 109% to 119%. The value of our
       4.1 million warrants derived from the model was $527,000 and $2.9 million at December 31, 2001 and 2000, respectively. The change in value is reported within the realized investment gain/loss in the consolidated statement of operations. Future effects on net income will depend on market conditions.

22.      SUBSEQUENT EVENT:

           On March 1, 2002, Vidler closed a sale for 1,215 acres of land, and the related 3,645 acre-feet of water rights, to developers near the city of Scottsdale for approximately $5.3 million. The transaction resulted in a gross profit of approximately $2.3 million, which will be recorded in the first quarter of 2002.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information required by this item will be set forth in our definitive proxy statement with respect to our 2002 annual meeting of shareholders, to be filed on or before April 10, 2002 and is incorporated herein by reference.


ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this item will be set forth in our 2002 proxy statement and is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be set forth in our 2002 proxy statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be set forth in our 2002 proxy statement and is incorporated herein by reference.




                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

               1.    FINANCIAL STATEMENTS.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                     Independent Auditors' Report...................................            53
                     Consolidated Balance Sheets as of December 31, 2001 and 2000              54-55
                     Consolidated Statements of Operations for the Years
                           Ended December 31, 2001, 2000 and 1999 ..................            56
                     Consolidated Statements of Shareholders' Equity
                           for the Years Ended December 31, 2001, 2000, and 1999 ...           57-59
                     Consolidated Statements of Cash Flows for the Years
                           Ended December 31, 2001, 2000 and 1999...................            60
                     Notes to Consolidated Financial Statements.....................           61-88

               2.    FINANCIAL STATEMENT SCHEDULES.

                      Independent Auditors' Report..................................            90
                     Schedule I - Condensed Financial Information of Registrant.....           91-92
                     Schedule II - Valuation and Qualifying Accounts................            93
                     Schedule V - Supplementary Insurance Information...............           94-96

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Shareholders and Board of Directors of PICO Holdings, Inc.:


We have audited the consolidated financial statements of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and for the three years in the period ended December 31, 2001, and our report thereon (which expresses an unqualified opinion, and includes an explanatory paragraph concerning the change in accounting for medical professional liability claims reserves in 2000). Our audits of the consolidated financial statements also included the 2001, 2000, and 1999 financial statement schedules of the Company, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits, such 2001, 2000, and 1999, financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


San Diego, California
March 8, 2002

                                   SCHEDULE I

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS


                                                                         December 31,       December 31,
                                                                             2001               2000
                                                                        ----------------   ---------------
ASSETS
Cash and cash equivalents                                                   $ 1,559,584       $ 4,331,102
Investments in subsidiaries                                                 133,698,408       126,892,188
Equity securities and other investments                                      29,279,888        31,464,151
Deferred income taxes                                                        10,486,309         5,670,439
Other assets                                                                 32,690,726        38,546,947
                                                                        ----------------   ---------------
     Total assets                                                          $207,714,915     $ 206,904,827
                                                                        ================   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expense and other liabilities                                      $  1,075,362       $ 1,712,216
                                                                        ----------------   ---------------

Common stock, $.001 par value, authorized 100,000,000 shares:
     issued 16,784,223 at December 31, 2001 and 2000, respectively               16,784            16,784
Additional paid-in capital                                                  235,844,655       235,844,655
Accumulated other comprehensive loss                                        (15,759,997)      (12,732,978)
Retained earnings                                                            64,666,746        59,893,785
                                                                        ----------------   ---------------
                                                                            284,768,188       283,022,246
Less treasury stock, at cost (2001: 4,415,607 shares and 2000:
     4,394,127 shares                                                       (78,128,635)      (77,829,635)
                                                                        ----------------   ---------------
     Total shareholders' equity                                             206,639,553       205,192,611
                                                                        ----------------   ---------------
     Total liabilities and shareholders' equity                            $207,714,915     $ 206,904,827
                                                                        ================   ===============

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 2001 Form 10-K

                                   SCHEDULE I

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                         2001              2000              1999
                                                                      -----------      -------------    -------------
Investment income (loss), net                                         $ 3,946,033      $ (4,067,068)    $    659,312
Equity in income (loss) of subsidiaries                                 9,815,081         3,085,082       (3,939,199)
                                                                      -----------      -------------    -------------
     Total revenues (charges)                                          13,761,114          (981,986)      (3,279,887)
Expenses                                                                8,587,153         6,055,643        5,024,583
                                                                      -----------      -------------    -------------
Income (loss) from continuing operations before income taxes            5,173,961        (7,037,629)      (8,304,470)
Benefit for income taxes                                                 (579,571)       (2,475,383)      (1,484,192)
                                                                      -----------      -------------    -------------
Income (loss) before cumulative effect                                  5,753,532        (4,562,246)      (6,820,278)
Cumulative effect of accounting change, net                              (980,571)       (4,963,691)
                                                                      -----------      -------------    -------------
Net income (loss)                                                     $ 4,772,961      $ (9,525,937)    $ (6,820,278)
                                                                      ===========      =============    =============

                CONDENSED STATEMENTS OF CASH FLOWS
Cash flow from operating activities:
     Net income (loss)                                                $ 4,772,961      $ (9,525,937)    $ (6,820,278)
     Adjustments to reconcile net income (loss) to net cash
       used or provided by operating activities:
               Equity in (income) loss of subsidiaries                 (9,815,081)       (3,085,082)       3,939,199
               Cumulative effect of accounting change, net                980,571         4,963,691
          Changes in assets and liabilities:
               Accrued expenses and other liabilities                    (636,854)      (15,765,565)       4,709,660
               Other assets                                             1,040,351       (37,926,455)       8,144,827
                                                                      -----------      -------------    -------------

          Net cash provided by (used in) operating activities          (3,658,052)      (61,339,348)       9,973,408
                                                                      -----------      -------------    -------------

Cash flow from investing activities:
     Sale of investments                                                1,185,534        12,910,084
     Purchase of investments                                                                             (10,052,274)
                                                                      -----------      -------------    -------------
          Net cash provided by (used in) investing activities           1,185,534        12,910,084      (10,052,274)

Cash flow from financing activities:
     Cash received from exercise of warrants                                                               2,850,359
     Cash received from rights offering, net                                             49,843,163
     Purchase of treasury shares                                         (299,000)                          (291,593)
                                                                      -----------      -------------    -------------
          Net cash provided by (used in) financing activities            (299,000)       49,843,163        2,558,766
                                                                      -----------      -------------    -------------

          Increase in cash and cash equivalents                        (2,771,518)        1,413,899        2,479,900
Cash and cash equivalents, beginning of year                            4,331,102         2,917,203          437,303
                                                                      -----------      -------------    -------------
Cash and cash equivalents, end of year                                $ 1,559,584       $ 4,331,102      $ 2,917,203
                                                                      ===========      =============    =============







This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K

                                   SCHEDULE II

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS




                                                                    Additions
                                                                -------------------
                                             Balance at             Charged to                                  Balance
                                             Beginning              Costs and                                     End
                 Description                 of Period               Expenses             Deductions           of Period
                 -----------
                                           ----------------     -------------------     ---------------     -----------------
Year-end December 31, 2001
     Allowance for Doubtful Accounts, net   $    214,300         $ 2,633,20400           $ (296,900)3         $  2,550,604

     Valuation Allowance for
          Deferred Federal Income Taxes     $  4,101,587         $   (367,434)                                $  3,734,153

Year-end December 31, 2000
     Allowance for Doubtful Accounts, net   $     99,488         $    114,812                                 $    214,300

     Valuation Allowance for
          Deferred Federal Income Taxes     $    816,171         $  3,285,416                                 $  4,101,587

Year-end December 31, 1999
     Allowance for Doubtful Accounts, net   $     94,525         $      4,963                                 $     99,488

     Valuation Allowance for
          Deferred Federal Income Taxes     $ 12,184,507         $(11,368,336)                                $    816,171


                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 1999

                                        Losses,                                                  Amortization
                           Deferred     Claims                                        Losses      of Deferred
                            Policy     and Loss                            Net         and          Policy        Other        Net
                         Acquisition    Expense   Unearned   Premium    Investment     Loss       Acquisition   Operating   Premiums
                            Costs      Reserves   Premiums   Revenue      Income     Expenses        Costs       Expenses    Written
                         -----------   --------   ---------  --------   ----------   ----------   -----------   ---------  ---------
Medical
professional
liability                              $ 40,543                 $ 755     $ 1,097    $ (11,158)                     $ 524     $ 755

Other property
and casualty                $ 6,914      57,906    $ 28,143    42,535       5,997       29,460      $ 13,044        2,667    45,173
                         -----------   --------   ---------  --------   ----------   ----------   -----------   ---------  ---------

Total medical
professional
liability and property
and casualty                  6,914      98,449      28,143    43,290       7,094       18,302        13,044        3,191    45,928

Other operations                                                            2,673                                  26,063
                         -----------   --------   ---------  --------   ----------   ----------   -----------   ---------  ---------

Total continuing            $ 6,914    $ 98,449    $ 28,143   $43,290     $ 9,767     $ 18,302      $ 13,044     $ 29,254  $ 45,928
                         ===========   ========   =========  ========   ==========   ==========   ===========   =========  =========

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 2001




                                      Future
                                      Policy
                                      Benefits,                                               Amortization
                          Deferred     Losses,                                       Losses    of Deferred
                          Policy       Claims                             Net         and        Policy        Other         Net
                        Acquisition   and Loss   Unearned    Premium  Investment      Loss     Acquisition   Operating     Premiums
                           Costs      Expenses   Premiums    Revenue    Income      Expenses      Costs       Expenses     Written
                        -----------   ---------  --------   --------  ----------   ---------   -----------   ----------   ----------
Medical
professional
liability                              $ 58,610              $ 1,853    $ 1,543     $ 1,063                    $ 1,580      $ 1,853

Other property
and casualty               $ 6,300       62,932  $ 25,505     32,583      5,381      22,963      $ 10,250        3,514       42,191
                        -----------   ---------  --------   --------  ----------   ---------   -----------   ----------   ----------

Total medical
professional
liability and property
and casualty                 6,300      121,542    25,505     34,436      6,924      24,026        10,250        5,094       44,044

Other operations                                                          1,314                                 21,257
                        -----------   ---------  --------   --------  ----------   ---------   -----------   ----------   ----------

Total continuing           $ 6,300    $ 121,542  $ 25,505    $34,436    $ 8,238    $ 24,026      $ 10,250     $ 26,351     $ 44,044
                        ===========   =========  ========   ========  ==========   =========   ===========   ==========   ==========

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 2000


                                        Losses,                                                Amortization
                         Deferred       Claims                                       Losses     of Deferred
                          Policy       and Loss                            Net        and          Policy         Other       Net
                        Acquisition     Expense   Unearned   Premium   Investment     Loss      Acquisition     Operating   Premiums
                           Costs       Reserves   Premiums   Revenue     Income     Expenses       Costs        Expenses    Written
                        -----------   ---------   ---------  ---------  ----------  ---------   -------------   ---------  ---------
Medical
professional
liability                             $  71,859                $ 1,941     $ 1,180    $ 6,599                    $   857    $ 1,934

Other property
and casualty                $ 4,821      67,274    $ 17,205     34,439       4,951     28,613       $ 10,484       4,528     31,719
                        -----------   ---------   ---------  ---------  ----------  ---------   -------------   ---------  --------

Total medical
professional
liability and property
and casualty                  4,821     139,133      17,205     36,380       6,131     35,212         10,484       5,385     33,653

Other operations                                                               256                                22,868
                        -----------   ---------   ---------  ---------  ----------  ---------   -------------   ---------  --------

Total continuing            $ 4,821   $ 139,133    $ 17,205   $ 36,380     $ 6,387   $ 35,212       $ 10,484    $ 28,253   $ 33,653
                        ===========   =========   =========  =========  ==========  =========   =============   =========  ========

3. EXHIBITS




Exhibit
Number                              Description

      + 2.2 Agreement and Plan of Reorganization, dated as of May 1, 1996, among PICO, Citation Holdings, Inc. and Physicians and amendment thereto dated August 14, 1996 and related Merger Agreement.

  +++++ 2.3   Second Amendment to Agreement and Plan of Reorganization dated
              November 12, 1996.

      # 2.4 Agreement and Debenture, dated November 14, 1996 and November 27, 1996, Respectively, by and between Physicians and HyperFeed. Purchase and Sale Agreement by, between and among Nevada Land & Resource Company, LLC,

      # 2.5 Global Equity, Western Water Company and Western Land Joint Venture dated April 9, 1997.

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

---------------------------------

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

## Incorporated by reference to exhibit of same number filed with 10-K/A dated April 30, 1997.

### Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission (File No. 333-36881).

#### Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission (File No. 333-32045).

##### Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission (File No. 333-51688).

###### Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission (File No. 333-74072).

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

Date:  March 18, 2002
                                                  PICO Holdings, Inc.


                                                  By:     /s/ John R. Hart
                                                     ---------------------------
                                                            John R. Hart
                                                      Chief Executive Officer
                                                      President and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 18, 2002 the following persons in the capacities indicated.




/s/ Ronald Langley                        Chairman of the Board
-------------------------------------
Ronald Langley



/s/ John R. Hart                          Chief Executive Officer, President and
-------------------------------------      Director
John R. Hart



/s/ Maxim C. W. Webb                      Chief Financial Officer and Treasurer
-------------------------------------     (Chief Accounting Officer)
Maxim C. W. Webb



/s/ S. Walter Foulkrod, III, Esq.         Director
-------------------------------------
S. Walter Foulkrod, III, Esq.



/s/ Richard D. Ruppert, MD                Director
-------------------------------------
Richard D. Ruppert, MD



/s/ Carlos C. Campbell                    Director
-------------------------------------
Carlos C. Campbell



/s/ Robert R. Broadbent                   Director
-------------------------------------
Robert R. Broadbent



/s/ John D. Weil                          Director
-------------------------------------
John D. Weil