Form 10-Q
period 2002-03-31
PICO HOLDINGS INC /NEW
filed 2002-05-08
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q



                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 12,367,021 as of March 31, 2002, excluding 4,417,202 shares of common stock held by the registrant and its subsidiaries.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                          PAGE NO.
                                                                                          --------
PART I:  FINANCIAL INFORMATION

         Item 1:     Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets as of
                     March 31, 2002 and December 31, 2001                                    3

                     Condensed Consolidated Statements of Operations for the Three
                     Months Ended March 31, 2002 and 2001                                    4

                     Condensed Consolidated Statements of Cash Flows for
                     the Three Months Ended March 31, 2002 and 2001                          5

                     Notes to Condensed Consolidated Financial Statements                    6

         Item 2:     Management's Discussion and Analysis of Financial
                     Condition and the Results of Operations                                 9

         Item 3:     Quantitative and Qualitative Disclosure About Market Risk              20

PART II:  OTHER INFORMATION

         Item 4:     Submission of Matters to a Vote of Security Holders                    20

         Item 6:     Exhibits and Reports on Form 8-K                                       20

         Signature                                                                          21

PART I:  FINANCIAL INFORMATION
ITEM I:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                     March 31,      December 31,
                                                                                       2002             2001
                                                                                  --------------   --------------
                        ASSETS
Investments                                                                        $ 165,434,184    $ 157,843,376
Cash and cash equivalents                                                              7,071,031       17,361,624
Premiums and other receivables, net                                                   20,428,409       18,076,561
Reinsurance receivables                                                               27,275,197       23,783,106
Deferred policy acquisition costs                                                      6,955,711        6,913,589
Land and related mineral rights and water rights, net                                121,649,127      125,997,642
Property and equipment, net                                                            2,581,485        2,727,931
Net deferred income taxes                                                              7,748,663        7,299,015
Goodwill and intangibles, net                                                          2,406,035        3,487,414
Other assets                                                                          10,230,704        9,644,256
                                                                                   -------------    -------------
         Total assets                                                              $ 371,780,546    $ 373,134,514
                                                                                   =============    =============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                         $  99,860,821    $  98,449,053
Unearned premiums                                                                     28,192,317       28,143,296
Reinsurance balance payable                                                            2,534,897        5,458,720
Bank and other borrowings                                                             13,878,617       14,596,302
Excess of fair value of net assets acquired over purchase price                                         2,792,597
Other liabilities                                                                     13,802,880       13,992,803
                                                                                   -------------    -------------
       Total liabilities                                                             158,269,532      163,432,771
                                                                                   -------------    -------------
Minority interest                                                                      3,513,573        3,062,190
                                                                                   -------------    -------------
Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
     16,784,223 issued                                                                    16,784           16,784
Additional paid-in capital                                                           235,844,655      235,844,655
Retained earnings                                                                     67,380,304       64,666,746
Accumulated other comprehensive loss                                                 (15,093,989)     (15,759,997)
Treasury stock, at cost (common shares: 4,417,202 in 2002 and 4,415,607 in 2001)     (78,150,313)     (78,128,635)
                                                                                   -------------    -------------
         Total shareholders' equity                                                  209,997,441      206,639,553
                                                                                   -------------    -------------
                 Total liabilities and shareholders' equity                        $ 371,780,546    $ 373,134,514
                                                                                   =============    =============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                        Three Months Ended March 31,
                                                                           2002            2001
                                                                       ------------    ------------
Revenues:
      Premium income                                                    $ 10,613,777    $ 10,039,110
      Net investment income                                                2,379,172       2,169,044
      Net realized gain (loss) on investments                                281,111      (1,373,818)
      Sale of land and water rights                                        7,364,865       9,095,100
      Other                                                                1,038,880       1,233,972
                                                                        ------------    ------------
        Total revenues                                                    21,677,805      21,163,408
                                                                        ------------    ------------
Expenses:
      Loss and loss adjustment expenses                                    6,951,146       7,944,501
      Insurance underwriting and other expenses                            7,915,127       9,621,702
      Cost of land and water rights sold                                   4,910,430       6,506,882
                                                                        ------------    ------------
        Total expenses                                                    19,776,703      24,073,085
                                                                        ------------    ------------
      Equity in income (loss) of unconsolidated affiliates                  (397,956)        144,443
                                                                        ------------    ------------
Income (loss) before income taxes, minority
       interest and accounting change                                      1,503,146      (2,765,234)
      Provision (benefit) for federal, foreign and state income taxes        623,846      (1,426,363)
                                                                        ------------    ------------
Income (loss) before minority interest and accounting change                 879,300      (1,338,871)
      Minority interest in loss of subsidiaries                               48,619          56,891
                                                                        ------------    ------------
        Income (loss) before accounting change                               927,919      (1,281,980)
Cumulative effect of change in accounting principle, net                   1,785,639        (980,571)
                                                                        ------------    ------------
Net income (loss)                                                       $  2,713,558    $ (2,262,551)
                                                                        ============    ============

Net income (loss) per common share - basic:
      Income (loss) before accounting change                            $       0.08    $      (0.10)
      Cumulative effect of change in accounting principle                       0.14           (0.08)
                                                                        ------------    ------------
        Net income (loss) per common share                              $       0.22    $      (0.18)
                                                                        ------------    ------------
        Weighted average shares outstanding                               12,367,021      12,390,096
                                                                        ============    ============

Net income (loss) per common share - diluted:
      Income (loss) before accounting change                            $       0.08    $      (0.10)
      Cumulative effect of change in accounting principle                       0.14           (0.08)
                                                                        ------------    ------------
        Net income (loss) per common share                              $       0.22    $      (0.18)
                                                                        ------------    ------------
        Weighted average shares outstanding                               12,376,660      12,390,096
                                                                        ============    ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended March 31,
                                                                   2002            2001
                                                               ------------    ------------

OPERATING ACTIVITIES:
  Net cash provided by (used in) operating activities          $ (3,222,511)   $  3,578,981
                                                               ------------    ------------

INVESTING ACTIVITIES:
Purchases of investments                                        (33,517,058)    (41,047,461)
Proceeds from sale of investments                                12,111,768      36,091,855
Proceeds from maturity of investments                            14,842,383       6,000,000
Purchases of property and equipment                                 (42,790)        (65,778)
                                                               ------------    ------------
  Net cash provided by (used in) investing activities            (6,605,697)        978,616
                                                               ------------    ------------

FINANCING ACTIVITIES:
Repayments of debt                                                 (717,685)     (2,514,673)
Repurchase of treasury stock for deferred compensation plans        (21,678)
                                                               ------------    ------------
Net cash used in financing activities                              (739,363)     (2,514,673)
                                                               ------------    ------------

Effect of exchange rate changes on cash                             276,978       1,202,559
                                                               ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (10,290,593)      3,245,483

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   17,361,624      13,644,312
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  7,071,031    $ 16,889,795
                                                               ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest:                                      $    211,246    $    399,692
                                                               ============    ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of PICO Holdings, Inc. ("PICO") and Subsidiaries (the "Company") have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete condensed consolidated financial statements.

         In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of March 31, 2002 and December 31, 2001, the results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001, have been included and are only of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and the Results of Operations and Risk Factors contained in the Company's Annual Reports on Form 10-K for the year ended December 31, 2001 as filed with the SEC.

         The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, deferred policy acquisition costs, deferred income taxes, accounts and loans receivable, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 2002 and December 31, 2001, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

2.   EARNINGS (LOSS) PER SHARE

         The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings or loss per share is based on the actual weighted average common shares outstanding during the period. Diluted earnings or loss per share is similar to basic earnings per share, except the weighted shares outstanding includes the dilutive effect of the Company's stock options. Such securities are dilutive if the strike price is less than the average market price of the Company's stock during the period and the Company has earnings for the period. In computing earnings per share, all antidilutive securities are ignored. For the three months ended March 31, 2002, there were 9,639 shares, net added to the diluted earnings per share and 829,000 options excluded. For the three months ended March 31, 2001, there was no difference between basic and diluted weighted shares outstanding.

3.   COMPREHENSIVE INCOME (LOSS)

          The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

         The components of comprehensive income (loss) are as follows:

                                                   Three Months Ended March 31,
                                                        2002            2001
                                                    -----------     -----------
  Net income (loss)                               $ 2,713,558     $(2,262,551)
  Net change in unrealized depreciation
    on available for sale investments                 (79,347)      2,815,588
  Net change in foreign currency translation          745,355        (508,459)
                                                  -----------     -----------
Total comprehensive income                        $ 3,379,566     $    44,578
                                                  ===========     ===========

         Total comprehensive income for the three months ended March 31, 2002 is net of deferred income tax benefit of $513,000. For the three months ended March 31, 2001, total comprehensive income is net of a deferred income tax charge of $1.4 million.

         The components of accumulated comprehensive loss are as follows:

                                                   March 31,        December 31,
                                                     2002              2001
                                                 ------------      ------------
Unrealized depreciation on
  available for sale investments                 $(10,712,546)     $(10,633,199)
Foreign currency translation                       (4,381,443)       (5,126,798)
                                                 ------------      ------------
Accumulated other comprehensive loss             $(15,093,989)     $(15,759,997)
                                                 ============      ============


          Accumulated other comprehensive loss is net of deferred income tax assets of $1.1 million at March 31, 2002, and $1.5 million at December 31, 2001.


4.   COMMITMENTS AND CONTINGENCIES

         Vidler Water Company, Inc., a PICO subsidiary, is party to an operating lease to acquire 30,000 acre-feet of underground water storage privileges and associated rights to recharge and recover water located near the California Aqueduct, northwest of Bakersfield. The agreement requires a minimum payment of $378,000 per year adjusted annually by the engineering price index until 2007. PICO signed a Limited Guarantee agreement with Semitropic Water Storage District ("Semitropic") that requires PICO to guarantee the annual obligation up to $519,000, adjusted annually by the engineering price index.

         On January 10, 1997, Global Equity Corporation, a wholly owned PICO subsidiary, commenced an action in British Columbia against MKG Enterprises Corp. ("MKG") to enforce repayment of a $5 million loan made by Global Equity to MKG. The actions and negotiations proved unsuccessful in recovering the full amount due under the loan agreement and consequently the loan became wholly worthless in the second quarter of 2001. The Company recorded losses for the balance owed in previous years and the remaining balance of $500,000 was expensed in 2001. Global Equity has concluded that further legal actions in connection with the loan would not lead to a recovery of any amounts due.

        In connection with the sale of their interests in Nevada Land & Resource Company, LLC, a wholly owned PICO subsidiary, by the former members, a limited partnership agreed to act as consultant to Nevada Land in connection with the maximization of the development with respect to the Nevada property. In exchange for these services, the partnership was to receive from Nevada Land a consulting fee calculated as 50% of any net proceeds that Nevada Land actually receives from the sale, leasing or other disposition of all or any portion of the Nevada property or refinancing of the Nevada property provided that Nevada Land has received such net proceeds in a threshold amount equal to the aggregate of: (i) the capital investment by Global Equity and the Company in the Nevada property, (ii) a 20% cumulative return on such capital investment, and (iii) a sum sufficient to pay the United States federal income tax liability, if any, of Nevada Land in connection with such capital investment. Either party could terminate this consulting agreement in April 2002 if the partnership had not received or become entitled to receive by that time any amount of the consulting fee. Nevada Land is required to deliver a report on or before June 30, 2002 to the limited partnership calculating the amount that would be owed by Nevada Land to the limited partnership. Management has determined that Nevada Land has no liability to the partnership at April 2002.

        In 2000, PICO Holdings loaned a total of $2.2 million to Dominion Capital Pty. Ltd. ("Dominion Capital"), a private Australian company. In 2001, $1.2 million of the loans became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO commenced a legal action through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing a legal action and our ability to realize the assets collateralizing the loans, PICO recorded an allowance for the total outstanding balance of $2.3 million for the loans and interest. PICO has been awarded summary judgment in relation to the principal and interest on the $1.2 million loan and, as a result, Dominion Capital has been placed in receivership. The court appointed receiver is in the process of ascertaining Dominion Capital's assets and liabilities. The court trial in connection with PICO's $1 million loan (with interest) has been adjourned pending the receiver's investigations. In addition, PICO has commenced proceedings in Australia to secure the proceeds from the sale of real estate in Australia offered as collateral under the $1.2 million loan.

        The Company is subject to various other litigation that arises in the ordinary course of its business.

        Based upon information presently available, management is of the opinion that litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5.   CUMULATIVE CHANGES IN ACCOUNTING PRINCIPLE

        Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS 142 is reflected in the Company's condensed consolidated financial statements for the quarter ending March 31, 2002 as a cumulative effect of change in accounting principle. The cumulative adjustment of $1.8 million is comprised of negative goodwill of $2.8 million and the write-off of $1 million of positive goodwill determined to be impaired. The remaining balance of $2.4 million is classified as an intangible asset with a finite life. Accordingly, it will be amortized over its remaining life of 8 years and tested for impairment at least annually. For comparative purposes, assuming the adoption of SFAS 142 had occurred at the beginning of 2001, net loss before cumulative effect of change in accounting principle would have been $1.2 million ($0.10 per share) for the first quarter of 2001, compared with net income of $928,000 ($0.08 per share) for the first quarter of 2002.

         Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and defines an impairment as "the condition that exists when the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value." Based on the SFAS No. 121 framework, this statement develops a single accounting model for the disposal of long-lived assets, whether previously held or newly acquired. The adoption of this statement did not have a material impact on the consolidated financial statements.

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities." As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in fair value in earnings for the period of change unless the derivative qualifies as an effective hedge that offsets certain exposure. As a result of this adoption, the Company recorded a transition adjustment in the first quarter of 2001 that decreased net income by approximately $1 million, net of a $500,000 tax benefit, and increased other comprehensive income by the same amount (no effect on shareholders' equity). These adjustments have been reported as a cumulative effect of change in accounting principle. The current impacts of SFAS No. 133 are included in realized investment gains and losses on the statement of operations and primarily include the fluctuation in the value of the warrants to purchase shares of HyperFeed Technologies, Inc. The value of the warrants is determined each period using the Black Scholes option pricing model. The model uses the current market price of the common stock of HyperFeed, and various assumptions, updated each reporting period, in calculating an estimated fair value: no dividend yield; a risk-free interest rate of 4.2% to 2.5%; an expected life of one year; and a historical 5 year cumulative volatility that typically ranges from 121% to 104%. Future effects are dependent on market conditions.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECURITIES LAW. THESE INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE COMPANY'S INVESTMENT PHILOSOPHY, PLANS FOR EXPANSION, BUSINESS EXPECTATIONS, AND REGULATORY FACTORS. THESE STATEMENTS REFLECT OUR CURRENT VIEWS ABOUT FUTURE EVENTS WHICH COULD AFFECT OUR FINANCIAL PERFORMANCE. ALTHOUGH WE AIM TO PROMPTLY DISCLOSE ANY NEW DEVELOPMENT WHICH WILL HAVE A MATERIAL EFFECT ON PICO, WE DO NOT UNDERTAKE TO UPDATE ALL "FORWARD-LOOKING STATEMENTS" UNTIL OUR NEXT SCHEDULED FORM 10-K OR FORM 10-Q FILING. YOU SHOULD NOT PLACE UNDUE RELIANCE ON "FORWARD-LOOKING STATEMENTS" BECAUSE THEY ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE LISTED UNDER "RISK FACTORS" AND ELSEWHERE IN OUR PREVIOUS SEC FILINGS, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH "FORWARD-LOOKING STATEMENTS", OR FROM OUR PAST RESULTS.


RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2002 AND 2001

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

- owning and developing land and the related water rights and mineral rights through Nevada Land & Resource Company, LLC, which owns more than 1.2 million acres of land in northern Nevada;

-    property and casualty insurance through Sequoia Insurance Company;

- "running off" the property and casualty insurance loss reserves of Citation Insurance Company, and the medical professional liability insurance loss reserves of Physicians Insurance Company of Ohio; and

-    making long term value-based investments in other public companies.

SUMMARY

     PICO reported net income of $2.7 million, or $0.22 per basic and diluted share, for the quarter ended March 31, 2002. This consisted of $928,000 in income before an accounting change, or $0.08 per share, and an accounting change which increased income by $1.8 million, or $0.14 per share. In the first quarter of 2001, PICO reported a net loss of $2.3 million, or $0.18 per share. This was comprised of a loss before an accounting change of $1.3 million, or $0.10 per share, and a separate accounting change which reduced income by $981,000 after-tax, or $0.08 per share.

     Income before taxes, minority interest, and the accounting change for the first quarter of 2002 was $1.5 million. After a provision for income taxes of $624,000 and the addition of $49,000 in minority interest, PICO generated income of $928,000 before the accounting change. From January 1, 2002, PICO adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually rather than amortized over time. As a result of adopting this standard, PICO recorded income of $1.8 million. This reflected the surplus of negative goodwill arising from the 1996 reverse merger over the write-off of positive goodwill items, which were determined to be impaired. See Note 5 of Notes to Condensed Consolidated Financial Statements, "Cumulative Changes in Accounting Principle" and the Property & Casualty Insurance segment.

     During the first quarter of 2002, PICO recorded comprehensive income of $3.4 million, principally consisting of the $2.7 million net income and a $745,000 credit from appreciation in foreign currencies where we hold investments relative to the US dollar. During the quarter, shareholders' equity increased by $3.4 million to $210 million at March 31, 2002, which represents book value per share of $16.98.

     For the first quarter of 2001, PICO reported a $2.8 million loss before income taxes, minority interest, and the cumulative effect of a change in accounting principle. This was partially offset by income tax benefits of $1.4 million and the addition of $57,000 in minority interest. A change in accounting principle due to the adoption of the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," had the cumulative effect of reducing income by $981,000 after taxes.

     PICO recorded comprehensive income of $45,000 for the first quarter of 2001. This was comprised of the $2.3 million net loss and a $508,000 unrealized reduction resulting from depreciation in foreign currencies relative to the US dollar, which were partially offset by a $2.8 million reduction in unrealized depreciation in investments.

     Segment revenues and income (loss) before taxes, minority interest, and the cumulative effect of changes in accounting principles, for the first quarter of 2002 and 2001 were:

                                                    THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                        2002           2001
                                                   ------------    ------------
REVENUES:
Water Rights & Water Storage Assets                $  7,861,000    $  9,724,000
Land and Related Mineral Rights & Water Rights          397,000         358,000
Property & Casualty Insurance                        12,232,000      12,272,000
Medical Professional Liability Insurance                251,000      (1,534,000)
Long Term Holdings                                      937,000         343,000
                                                   ------------    ------------
                                                   $ 21,678,000    $ 21,163,000
                                                   ============    ============

INCOME (LOSS) BEFORE TAXES, MINORITY
INTEREST & CUMULATIVE

EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES:
Water Rights & Water Storage Assets                $  1,830,000    $    971,000
Land and Related Mineral Rights & Water Rights         (161,000)       (102,000)
Property & Casualty Insurance                         1,107,000         217,000
Medical Professional Liability Insurance                 44,000      (1,647,000)
Long Term Holdings                                   (1,317,000)     (2,204,000)
                                                   ------------    ------------
                                                   $  1,503,000    $ (2,765,000)
                                                   ============    ============

     Detailed information on the performance and outlook for each segment is contained later in this report; however, the major factors affecting PICO's first quarter results were:

WATER RIGHTS AND WATER STORAGE ASSETS
     In the first quarter of 2002, Vidler closed on its first sale for municipal use of transferable Harquahala Valley Irrigation District ground water. The sale resulted in total revenues of $5.2 million and pre-tax income of $2.3 million, and was primarily responsible for the segment's revenues of $7.9 million and income of $1.8 million.

     During the first quarter of 2001, Vidler completed its first major water transaction, the sale of Harquahala Valley District ground water for industrial use. The sale resulted in total revenues of $9.4 million and pre-tax income of $2.3 million, and was the principal component of segment revenues of $9.7 million and segment income of $971,000.

PROPERTY AND CASUALTY INSURANCE
     Although revenues were little changed year over year in this segment, segment income increased $890,000, principally due to an improved underwriting result from Sequoia.

MEDICAL PROFESSIONAL LIABILITY INSURANCE
     In the first quarter of 2002, segment revenues were $251,000, expenses were $207,000, and segment income was $44,000.

     In the first quarter of 2001, a realized loss on the sale of an investment reduced segment revenues by $2 million, and led to a segment loss of $1.6 million. Excluding the realized loss, segment revenues would have been $458,000 and income would have been $345,000.

LONG TERM HOLDINGS
     The segment loss decreased by $887,000 year over year. This primarily resulted from $589,000 in revenues recorded in the first quarter of 2002 related to the AOG loan and underwriting, and a $630,000 lower expense related to foreign currency. These factors were partially offset by a $542,000 reduction in our equity share of the net income or loss of companies accounted for under the equity method.


                      WATER RIGHTS AND WATER STORAGE ASSETS

                           VIDLER WATER COMPANY, INC.

                                                   Three Months Ended March 31,
                                                    ---------------------------
                                                        2002           2001
                                                    -----------     -----------
REVENUES:
Sale of Land, Water Rights, and Water               $ 7,365,000     $ 9,095,000
Option Premiums Earned                                                  300,000
Lease of Water                                           68,000          30,000
Agricultural Land Leases                                189,000         202,000
Other                                                   239,000          97,000
                                                    -----------     -----------
Segment Total Revenues                              $ 7,861,000     $ 9,724,000
                                                    ===========     ===========

EXPENSES:
Cost of Land, Water Rights, and Water Sold          $(4,859,000)    $(6,478,000)
Commission and Other Costs Of Sales                    (106,000)       (546,000)
Provision for Loss on Condemnation                                     (442,000)
Depreciation and Amortization                          (237,000)       (349,000)
Interest                                               (134,000)       (192,000)
Operations & Maintenance                               (103,000)        (78,000)
Other                                                  (592,000)       (668,000)
                                                    -----------     -----------
Segment Total Expenses                              $(6,031,000)    $(8,753,000)

                                                    -----------     -----------
INCOME BEFORE TAX                                   $ 1,830,000     $   971,000
                                                    ===========     ===========

     On March 1, 2002, Vidler closed on the sale of 3,645 acre-feet of water rights and the related 1,217 acres of land in the Harquahala Valley Irrigation District to golf course developers near Scottsdale, Arizona. This is Vidler's first sale of transferable Harquahala Valley ground water for municipal use. The transaction added $5.2 million to revenues, and $2.3 million to income in the first quarter of 2002.

     In addition, in March 2002, Vidler closed on the previously announced sale of its interest in Cline Ranch to Centennial Water and Sanitation District. This sale added $2.1 million to revenues and $120,000 to income in the quarter.

     Other revenues were $496,000. Excluding the $4.9 million cost of water rights and land sold, and commission and other selling costs of $106,000, other operating expenses were $1.1 million. As a result of these factors, Vidler generated a pre-tax profit of $1.8 million for the first quarter of 2002.

     In the first quarter of 2001, Vidler sold 6,496.5 acre-feet of water rights and 2,589 acres of land in the Harquahala Valley to a unit of Allegheny Energy, Inc. for industrial use within the Harquahala Valley. The sale resulted in total revenues of $9.4 million, comprised of a sales price of $9.1 million and a $300,000 option premium received, and pre-tax income of approximately $2.3 million.

     Other revenues were $329,000, and other expenses were $1.7 million. Expenses included a $442,000 provision for loss on condemnation (i.e., compulsory acquisition) of a parcel of commercially zoned land in Mesa, Arizona. The property was not part of Vidler's water rights and water storage business, and was being held for sale. Vidler disputed the value at which the Department condemned the land, and later in 2001 negotiated an additional payment of $240,000 which recovered part of the provision for loss. Segment income before taxes was $971,000.

     Our 2001 Form 10-K report contains a detailed description of Vidler's water rights and water storage operations. The following section updates this information for significant developments during the first quarter:

HARQUAHALA VALLEY WATER RIGHTS
     The sales price for the water rights sold to the golf course developers near Scottsdale, Arizona, represents $1,450 per acre-foot of transferable Harquahala Valley ground water. Following this transaction, Vidler owns, or has the right to acquire, approximately 50,030 acre-feet of transferable Harquahala Valley ground water.

     Vidler is working on further sales of transferable Harquahala Valley ground water to both industrial users within the Valley, to communities and developers, some of whom need to secure further water supply to support the expected strong growth of the Phoenix metropolitan area.

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

VIDLER ARIZONA RECHARGE FACILITY
    Discussions are continuing with governmental and private entities to store water at the Facility. Although Vidler has not stored water for customers at the Facility yet, the company has been recharging water for its own account since 1998, when the pilot facility was constructed. Vidler purchased the water from the Central Arizona Project, and intends to resell this water at an opportune time. At March 31, 2002, Vidler had recharged approximately 5,900 acre-feet of water at the facility.


                LAND AND RELATED MINERAL RIGHTS AND WATER RIGHTS

                       NEVADA LAND & RESOURCE COMPANY, LLC

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                     2002               2001
                                                   ---------          ---------
REVENUES:
Sale of Land                                       $  92,000          $  67,000
Lease and Royalty                                    187,000            159,000
Interest and Other                                   118,000            132,000
                                                   ---------          ---------
Segment Total Revenues                             $ 397,000          $ 358,000
                                                   =========          =========

EXPENSES:
Cost of Land Sales                                 $ (52,000)         $ (29,000)
Operating Expenses                                  (506,000)          (431,000)
                                                   ---------          ---------
Segment Total Expenses                             $(558,000)         $(460,000)
                                                   =========          =========

                                                   =========          =========
LOSS BEFORE TAX                                    $(161,000)         $(102,000)
                                                   =========          =========

     Nevada Land does not recognize land sales contracts as revenue until the sales transactions close. Consequently, revenues fluctuate from quarter to quarter depending on the closing of specific transactions, and land sales revenues for any individual quarter are not indicative of likely full-year revenues.

     In the first quarter of 2002, Nevada Land & Resource Company, LLC sold approximately 1,641 acres of land for $92,000. The parcels of land sold were from lower value categories, which is reflected in the average sales price of $56 per acre, and the average basis in the land sold of $31 per acre. The gross margin on land sales was $40,000, a gross margin percentage of 43.5%. Lease and royalty revenues were $187,000, and interest and other revenues contributed $118,000, resulting in segment total revenues of $397,000. Following operating expenses of $506,000, the segment experienced a loss of $161,000.

     In the first quarter of 2001, Nevada Land & Resource Company, LLC sold approximately 1,125 acres of land, also from lower value categories, for $67,000. The average sales price was $60 per acre and our average basis was $26 per acre. The gross margin on land sales was $38,000, a gross margin percentage of 56.7%. Lease and royalty revenues were $159,000, and interest and other revenues contributed $132,000, resulting in segment total revenues of $358,000. After operating expenses of $431,000, the segment reported a $102,000 loss.

     The $59,000 year over year increase in the segment loss is primarily attributable to a $75,000 increase in operating expenses, principally due to increased professional fees.

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

                         PROPERTY AND CASUALTY INSURANCE

                                                 THREE MONTHS ENDED MARCH 31,
                                                -------------------------------
                                                    2002               2001
                                                ------------       ------------
REVENUES:
Sequoia -- Earned Premiums                      $ 10,614,000       $  9,937,000
Citation -- Earned Premiums                                             102,000
Investment Income                                  1,357,000          1,471,000
Realized Investment Gains                            182,000            528,000
Negative Goodwill                                                       142,000
Other                                                 79,000             92,000
                                                ------------       ------------
Segment Total Revenues                          $ 12,232,000       $ 12,272,000
                                                ============       ============

EXPENSES:
Loss and Loss Adjustment Expense                $ (6,951,000)      $ (7,944,000)
Underwriting Expenses                             (4,174,000)        (4,111,000)
                                                ------------       ------------
Segment Total Expenses                          $(11,125,000)      $(12,055,000)

INCOME BEFORE TAXES:
Sequoia Insurance Company                       $    732,000       $   (392,000)
Citation Insurance Company                           375,000            609,000
                                                ------------       ------------
Segment Income Before Taxes                     $  1,107,000       $    217,000
                                                ============       ============


     The Property and Casualty segment is comprised of Sequoia Insurance Company and Citation Insurance Company, which are headquartered in Monterey, California.

     Sequoia is the only one of PICO's insurance subsidiaries which is writing new business. Traditionally, Sequoia's core business has been commercial property and casualty insurance in California and Nevada, focusing on the niche markets of small to medium-sized businesses and farms. In May 2000, Sequoia's book of business in personal lines of insurance increased significantly with the acquisition of the Personal Express book of business.

     In prior years, Citation wrote commercial property and casualty insurance in California, Nevada, and Arizona. The business previously written by Citation in California and Nevada has been transitioned to Sequoia, and Citation is now in "run off." This means that Citation is handling claims arising from historical business, but not writing any new business. The last of Citation's policies expired in December 2001.

     As a result of these factors, the individual results of Sequoia and Citation cannot be directly compared to previous years.

SEQUOIA INSURANCE COMPANY
     In the first quarter of 2002, Sequoia generated $13.7 million of direct written premiums, comprised of $12.3 million in commercial lines of insurance and $1.4 million in personal lines. In the first quarter of 2001, Sequoia's direct written premiums of $11.6 million consisted of $10.6 million in commercial lines and $974,000 in personal lines. Direct written premiums increased $2.1 million, or 18.4%, year over year. The increase was primarily due to growth of $1.7 million in commercial lines, resulting from a 17.4% increase in the average premium per commercial policy year over year.

     In the first quarter of 2002, Sequoia generated total revenues of $11.8 million, including $10.6 million in earned insurance premiums, $929,000 in investment income, and $139,000 in realized gains on the sale of investments.

     In the first quarter of 2001, Sequoia produced total revenues of $11.4 million, including $9.9 million in earned insurance premiums, $897,000 in investment income, and $516,000 in realized gains.

     Due to the cyclical nature of claims, including the influence of weather, Sequoia usually receives the highest number of claims in the first quarter of the year, which includes the winter months of January, February and March when California experiences the bulk of its annual rainfall and storm activity. Typically, Sequoia's loss ratio peaks during the first quarter, and an underwriting loss is not unusual.

     In the first quarter of 2002, Sequoia incurred an operating loss (i.e., loss before investment income, realized gains, and taxes) of $336,000. A negligible expense was recorded for adverse development in prior year loss reserves.

     In the first quarter of 2001, Sequoia incurred an operating loss of $1.8 million, which included an expense of $107,000 for adverse development in prior year loss reserves.

     The $1.5 million year over year improvement in Sequoia's operating loss in the first quarter of 2002 is due to:

- more favorable claims experience. During the first quarter of 2001, a large number of claims were received, including numerous claims from homeowners following windstorms in Bakersfield in March 2001; and

- the effects of the tightening of underwriting standards and higher average premiums per policy resulting from initiatives to reduce Sequoia's loss ratio.

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

     Sequoia's combined ratio, determined on the basis of generally accepted accounting principles, for the first quarter of 2002 and 2001 was:

                         SEQUOIA'S GAAP INDUSTRY RATIOS

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                          2002                   2001
                                                         -----                  -----
Loss and Loss Adjustment Expense Ratio                    65.3%                  79.1%
Underwriting Expense Ratio                                38.6%                  41.0%
                                                         -----                  -----
Combined Ratio                                           103.9%                 120.1%
                                                         =====                  =====

CITATION INSURANCE COMPANY
     In the first quarter of 2002, Citation generated revenues of $472,000, due almost entirely to investment income and realized gains. After expenses of $97,000, Citation reported a pre-tax profit of $375,000. An expense of $18,000 was recorded for adverse development in prior year loss reserves.

     In 2001, Citation's first-quarter revenues of $832,000 included earned premiums of $102,000, investment income of $574,000, and negative goodwill of $142,000. After expenses of $223,000, Citation reported a pre-tax profit of $609,000.

     The $234,000 year over year decline in Citation's profit contribution is primarily attributable to a $146,000 reduction in investment income and the $142,000 in negative goodwill amortization recorded in 2001, which did not recur in 2002.

     When Citation Insurance Group acquired Physicians in the reverse merger in 1996, a $5.7 million negative goodwill asset arose because the fair value of the assets acquired (i.e., Physicians) exceeded the cost of the investment (i.e., the fair value of the shares in Citation issued to Physicians shareholders). The negative goodwill was being recognized as income over a period of 10 years in this segment. From January 1, 2002, PICO adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually rather than amortized over time. As a result of adopting this standard, the remaining negative goodwill in this segment of approximately $2.8 million was recorded as income. The negative goodwill was included in the $1.8 million cumulative effect of the change in accounting principle in the first quarter of 2002, and did not affect the segment result. See Note 5 of Notes to Condensed Consolidated Financial Statements, "Cumulative Changes in Accounting Principle."

     Since Citation is in run off, its combined ratio is not meaningful.

RESERVES
     At March 31, 2002, our property and casualty insurance loss reserves were $39.2 million, net of reinsurance, compared to $40.4 million at December 31, 2001.


        PROPERTY AND CASUALTY INSURANCE - LOSS AND LOSS EXPENSE RESERVES

                                                                                 MARCH 31, 2002           DECEMBER 31, 2001
                                                                              ---------------------- -----------------------------
SEQUOIA INSURANCE COMPANY:
Direct Reserves                                                                  $ 40.0 million             $ 36.9 million
Ceded Reserves                                                                    (18.9)                     (15.7)
                                                                              ---------------------- -----------------------------
Net Reserves                                                                     $ 21.1 million             $ 21.2 million
                                                                              ====================== =============================

CITATION INSURANCE COMPANY:
Direct Reserves                                                                  $ 20.5 million             $ 21.0 million
Ceded Reserves                                                                     (2.4)                      (1.8)
                                                                              ---------------------- -----------------------------
Net Reserves                                                                     $ 18.1 million             $ 19.2 million
                                                                              ====================== =============================

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                                                       THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------------------
                                                                   2002                             2001
                                                              ---------------                  ---------------
               REVENUES:
               Net Investment Income                               $ 252,000                      $   458,000
               Realized Investment Loss                               (1,000)                      (1,992,000)
                                                              ===============                  ===============
               Segment Total Revenues                              $ 251,000                      $(1,534,000)
                                                              ===============                  ===============

               EXPENSES:
               Underwriting Expenses                                                              $  (113,000)
                                                                   $(207,000)
                                                              ---------------                  ---------------
               Segment Total Expenses                              $(207,000)                     $  (113,000)
                                                              ===============                  ===============

                                                              ===============                  ===============
               INCOME (LOSS) BEFORE TAXES                          $  44,000                      $(1,647,000)
                                                              ===============                  ===============

     Physicians Insurance Company of Ohio is in "run off", which means the company is handling claims arising from historical business, but not writing new business. The level of loss reserve liabilities, and corresponding investment assets, in this segment are decreasing as claims are paid and investments mature, or are sold, to provide the funds required to make the claims payments.

     In the first quarter of 2002, segment revenues were $251,000, expenses were $207,000, and segment income was $44,000.

     For the first quarter of 2001, the segment generated revenues of negative $1.5 million, as net investment income of $458,000 was more than offset by a $2 million realized loss on the sale of approximately half of Physicians' investment in the Rydex URSA mutual fund. Following expenses of $113,000, the segment incurred a pre-tax loss of $1.6 million. Excluding the realized loss, segment income was $345,000.

     No unusual trends in claims emerged during the quarter.


    MEDICAL PROFESSIONAL LIABILITY INSURANCE - LOSS AND LOSS EXPENSE RESERVES

                                                                MARCH 31, 2002                     DECEMBER 31, 2001
                                                            ------------------------             -----------------------
         Direct Reserves                                         $39.4 million                       $40.6 million
         Ceded Reserves                                           (5.7)                               (5.7)
                                                            ------------------------             -----------------------
         Net Medical Professional Liability Reserves             $33.7 million                       $34.9 million
                                                            ========================             =======================


                               LONG TERM HOLDINGS

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       2002             2001
                                                   -----------      -----------
REVENUES:
Investment Income                                  $   596,000      $   288,000
SFAS No. 133 Change in Warrants                        100,000           90,000
Other                                                  241,000          (35,000)
                                                   -----------      ===========
Segment Total Revenues                             $   937,000      $   343,000
                                                   ===========      ===========

SEGMENT TOTAL EXPENSES                             $(1,856,000)      (2,691,000)
                                                   -----------      -----------
LOSS BEFORE INVESTEE INCOME                        $  (919,000)     $(2,348,000)

Equity Share of Investee's Net Income              $  (398,000)         144,000
                                                   -----------      -----------
LOSS BEFORE TAXES                                  $(1,317,000)     $(2,204,000)
                                                   ===========      ===========


     This segment contains our long-term investments in public companies, subsidiaries and other assets which individually are too small to constitute a segment, and parent company assets. Revenues and results in this segment vary considerably from quarter to quarter, primarily due to fluctuations in net realized gains or losses on the sale of investments. Long term holdings are not sold on a regular basis, but may be sold if the price of an individual security has significantly exceeded our target, or if there have been changes which we believe limit further appreciation potential on a risk-adjusted basis. Consequently, the amount of net realized gains or losses recognized during any accounting period has no predictive value.

     Our largest long-term holdings are HyperFeed Technologies, Inc., Jungfraubahn Holding AG, and Australian Oil & Gas Corporation Limited. At March 31, 2002, these three long-term holdings had a potential market value (before taxes) of approximately $36.2 million, and a carrying value (before taxes) of $31.9 million. The tax-effected carrying value was $32.6 million.

     The details of our investment in each company at the end of the quarter were:


MARCH 31, 2002                                               CARRYING VALUE    ACCOUNTING METHOD   SHARE EQUIVALENTS  MARKET PRICE

CARRYING VALUE BEFORE TAXES:
HyperFeed Technologies, Inc.            Common                  $ 1,858,000        Equity method          10,077,856       $  0.57
                                        Warrants                    487,000           Fair value           4,055,195
                                                             ---------------                      -------------------
                                        Total                   $ 2,345,000                               14,133,051

Jungfraubahn Holding AG                                         $16,201,000         Market value             112,672       $143.79

Australian Oil & Gas Corporation        Common                  $12,865,000         Market value          13,397,337       $  0.96
Limited
                                        Warrants                    469,000           Fair value           1,431,640
                                                             ---------------                      -------------------
                                        Total                   $13,334,000                               14,828,977

Total carrying value before taxes                               $31,880,000
Deferred taxes                                                      762,000
                                                             ---------------
CARRYING VALUE                                                  $32,642,000


AUSTRALIAN OIL & GAS CORPORATION LIMITED
     At December 31, 2001, PICO owned 9,867,391 shares of AOG, equivalent to approximately 20.7% of the company.

     On January 17, 2002, AOG announced that it was raising additional capital to purchase a new deep capacity drilling rig and to refit two existing rigs to perform new long term drilling contracts. In January 2002, PICO provided AOG with a short term bridging loan of $US4 million, and agreed to underwrite a rights offering by AOG. As a result of this process, PICO acquired the following shares in AOG:
- 666,666 common shares which were issued as fees for establishing the loan facility and underwriting the rights offering, with no cash cost to PICO; and
- 2,863,280 common shares through the rights offering, at cash cost of $A1.20 per share (at March 31, 2002, $A1.00 equaled approximately $US0.5335). PICO also received, for no cash cost, options to buy 1,431,640 new AOG shares, exercisable at intervals over three years at $A1.20 per share as AOG issued one option for every two shares subscribed for in the rights offering.
The outstanding balance of the short term bridging loan -- being the original loan amount of $US 4 million, less the cost of the shares acquired in the underwriting -- was repaid on March 27, 2002.

     At March 31, 2002, PICO owned 13,397,337 AOG common shares, equivalent to approximately 23.0% of the company. In addition, PICO held 1,431,640 AOG options. If all of the options were exercised, PICO would own approximately 23.6% of AOG on a fully-diluted basis.

     These transactions had the following effects on our consolidated financial statements:
- investment income of $589,000 was recorded from the loan establishment fee and underwriting fee;
- the 3,529,946 common shares acquired during the first quarter have an accounting cost basis of $2.1 million, compared to a potential market value of $3.4 million at March 31, 2002 (before taxes); and
- the 1,431,640 options acquired have an accounting basis of $268,000. Income of $201,000 was recorded under SFAS No. 133, representing the difference between the estimated fair value at March 31, 2002 of the options acquired ($469,000), and their accounting basis ($268,000).

     On March 15, 2002, Ensign Resource Service Group, Inc., announced its intention to make a takeover bid (i.e., tender offer) for AOG at $A1.70 per share, subject to various conditions. Ensign has also indicated that it will pay $A0.50 for each AOG option. Ensign is based in Canada, and is one of the largest land-based oil and natural gas drilling contractors in North America. Ensign currently owns approximately 15.7% of AOG. At May 8, 2002, the last sale of AOG shares on the Australian Stock Exchange was $A1.75.

     Announcements and news articles about AOG are available at the Australian Stock Exchange's web site, www.asx.com.au.

HYPERFEED TECHNOLOGIES, INC.
     On April 29, 2002, HyperFeed announced its results for the quarter ended March 31, 2002. HyperFeed reported total revenues of $5.6 million, gross margin of $2.2 million, EBITDA (i.e., earnings before interest, taxes, depreciation, and amortization, as calculated by HyperFeed) of approximately $1 million, and a net loss of $241,000.

     For the quarter ended March 31, 2001, HyperFeed reported total revenues of $9.8 million, gross margin of $4.2 million, EBITDA of $1.9 million, and net income of $646,000.

     PICO's share of HyperFeed's net income or loss and other events affecting equity is included in "Equity share of Investee's Net Income." The total of this line was a $398,000 loss in the first quarter of 2002, compared to income of $144,000 the previous year.

     In the accompanying news release, HyperFeed Chairman and CEO Jim Porter commented that "even with the slow turn in the economy we have seen the improvement in our revenue mix that we expected when we established our new direction towards the institutional market." HyperFeed also indicated that the competitive landscape was "improving ... with the merger of Bridge into Reuters last year leading to increased customer requests for other independent data feed relationships."


SEGMENT RESULTS
     For the first quarter of 2002, Long Term Holdings segment revenues were $937,000, which includes investment income of $596,000 and SFAS No. 133 income of $100,000 from pre-tax unrealized appreciation in warrants. Investment income included $589,000 in revenues related to the loan establishment fee and underwriting fee from AOG. The AOG options described in preceding paragraphs contributed $201,000 to SFAS No. 133 income, which was partially offset by a $101,000 reduction in the estimated fair value of warrants we own to buy shares in companies other than AOG (primarily HyperFeed). After segment expenses of $1.9 million, and our $398,000 equity share of the net losses of companies accounted for under the equity method, the segment reported a pre-tax loss of $1.3 million. The principal expenses recorded in this segment are PICO's corporate overhead.

     In the first quarter of 2001, Long Term Holdings segment revenues were $343,000, which included investment income of $288,000 and SFAS No. 133 income of $90,000. After segment expenses of $2.7 million and equity income of $144,000, the segment incurred a loss of $2.2 million.

     The $835,000 year over year reduction in expenses is primarily due to a $630,000 decrease in a non-cash expense related to foreign currency. Most of our investments in Swiss public companies are held by Global Equity SA, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity SA's funding comes from a loan from PICO, which is denominated in Swiss Francs. During accounting periods when the Swiss Franc depreciates relative to the US dollar, under GAAP we are required to record an expense through the statement of operations to reflect the fact that Global Equity SA owes PICO fewer US dollars. In Global Equity SA's financial statements, an equivalent credit is included in the foreign currency translation component of shareholders' equity (since it owes PICO fewer dollars); however, this does not go through the statement of operations. Accordingly, we recorded expenses in our statement of operations of $188,000 in the first quarter of 2002 and $818,000 in the first quarter of 2001, although there was no net impact on shareholders' equity.

     Our equity share of the net income or loss of companies accounted for under the equity method decreased by $542,000 year over year. This was primarily due to the decrease in HyperFeed's financial results year over year, and the fact that Jungfraubahn was accounted for under the equity method in the first quarter of 2001 but not in 2002.


LIQUIDITY AND CAPITAL RESOURCES -- THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     PICO Holdings, Inc. is a diversified holding company. Our assets primarily consist of investments in our operating subsidiaries, investments in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $7.1 million in cash and cash equivalents at March 31, 2002, compared to $17.4 million at December 31, 2001, and $16.9 million at March 31, 2001.

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

     Vidler's water-related assets began to generate significant cash flow in the first quarter of 2001. As commercial use of these assets increases, we expect that Vidler will start to generate free cash flow as receipts from leasing water or storage, and the proceeds from selling land and water rights, begin to overtake maintenance capital expenditure, financing costs, and operating expenses. As water lease and storage contracts are signed, we anticipate that Vidler may be able to monetize some of the contractual revenue streams, which could potentially provide another source of funds;

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

- During 2002, we expect that Sequoia Insurance Company will generate positive cash flow from increased written premium volume, due to growth in the commercial insurance book of business. Shortly after a policy is written, the premium is collected and the funds can be invested for a period of time before they are required to pay claims. Free cash flow generated by Sequoia is being deployed in the company's investment portfolio;

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

     As shown in the Consolidated Statements of Cash Flow, there was a $10.3 million net decrease in cash and cash equivalents in the first quarter of 2002, compared to a $3.2 million net increase in 2001.

     During the first quarter of 2002, $3.2 million of cash was used in Operating Activities. The principal uses of cash included operating expenses at Vidler, the payment of claims by Citation and Physicians, and group overhead.

     Operating Activities generated cash of $3.6 million in the 2001 quarter, primarily due to net cash receipts of $9.1 million from land and water rights sold by Nevada Land and Vidler. The principal uses of cash were the payment of operating expenses at Vidler, claims payments by the "run off" insurance companies, and group overhead.

     Investing Activities used $6.6 million of cash in the first quarter of 2002, primarily due to the net investment of $3.8 million in fixed-income securities and the net investment of $2.2 million in stocks, principally AOG. In the first quarter of 2001, Investing Activities generated $979,000 of cash.

     Financing Activities used $739,000 of cash in the first quarter of 2002. This primarily reflected the $718,000 repayment of non-recourse borrowings collateralized by the Harquahala Valley farm properties which Vidler sold to the developers near Scottsdale. Financing Activities used $2.5 million of cash in the first quarter of 2001, as Vidler paid off non-recourse borrowings collateralized by the farm properties which it sold to Allegheny.

     At March 31, 2002, PICO had no significant commitments for future capital expenditures.

     PICO is committed to maintaining Sequoia's capital and statutory surplus at a minimum of $7.5 million. At March 31, 2002, Sequoia had approximately $30.8 million in capital and statutory surplus. PICO also aims to maintain Sequoia's A.M. Best rating at or above its present "A-" (Excellent) level. At some time in the future, this may require the injection of additional capital.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The Company's bank debt is short term in nature as the Company generally secures rates for periods of approximately one to three years and therefore approximates fair value. At March 31, 2002, the Company had $103.6 million of fixed maturity securities and mortgage participation interests, $61.8 million of marketable equity securities that were subject to market risk, and $41.5 million of investments denominated in foreign currencies, primarily Swiss francs and Australian dollars. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities.

     The Company uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage loans, the Company uses duration modeling to calculate changes in fair value. For its marketable securities, the Company uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, the Company uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $3.4 million for a 100 basis point increase in interest rates on its fixed securities and mortgage loans. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produced a loss in fair value of $11.8 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of the Company's foreign denominated investments produced a loss of $6.8 million that would impact the unrealized appreciation and foreign currency translation in shareholders' equity.


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

                              PICO HOLDINGS, INC.


Dated:  May 8, 2002           By:      /s/ Maxim C. W. Webb
                                  --------------------------------------
                                  Maxim C. W. Webb
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)

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

+++++2.3 Second Amendment to Agreement and Plan of Reorganization dated November 12, 1996.

#2.4 Agreement and Debenture, dated November 14, 1996 and November 27, 1996, respectively, by and between Physicians and HyperFeed Technologies, Inc.

#2.5 Purchase and Sale Agreement by, between and among Nevada Land & Resource Company, LLC, Global Equity, Western Water Company and Western Land Joint Venture dated April 9, 1997.

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

+++10.59 Agreement for Purchase and Sale of Shares, dated May 9, 1996, among Physicians, Guinness Peat Group plc and Global Equity.

++10.60 Agreement for the Purchase and Sale of Certain Assets, dated July 14, 1995 between Physicians, PRO and Mutual Assurance, Inc.

++10.61 Stock Purchase Agreement dated March 7, 1995 between Sydney Reinsurance Corporation and Physicians.

++++10.63  Amendment No. 1 to Agreement for Purchase and Sale of Certain Assets,
           dated July 30, 1996 between Physicians, PRO and Mutual Assurance,
           Inc.

*10.8      Flexible Benefit Plan.

##18. Letter from Deloitte and Touche LLP regarding change in accounting principle.

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

     --------------------------------------------------------------

              * Incorporated by reference to exhibit of same number filed with Registration Statement on Form S-1 (File No. 33-36383)

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

              # Incorporated by reference to exhibit of same number filed with Form 10-K/A dated April 30, 1997.

           ## Incorporated by reference to exhibit of same number filed with Form 10-K dated March 29, 2001.

           ### Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission (File No. 333-36881).

           #### Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission (File No. 333-32045).