Form 10-Q
period 2002-06-30
PICO HOLDINGS INC /NEW
filed 2002-08-08
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q



                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 12,373,856 as of June 30, 2002, excluding 4,418,667 shares of common stock held by the registrant and its subsidiaries.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                           --------

PART I:  FINANCIAL INFORMATION

         Item 1:     Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets as of                                              3
                     June 30, 2002 and December 31, 2001

                     Condensed Consolidated Statements of Operations for the                                  4
                     Three and Six Months Ended June 30, 2002 and 2001

                     Condensed Consolidated Statements of Cash Flows for the                                  5
                     Six Months Ended June 30, 2002 and 2001

                     Notes to Condensed Consolidated Financial Statements                                     6

         Item 2:     Management's Discussion and Analysis of Financial                                        9
                     Condition and the Results of Operations

         Item 3:     Quantitative and Qualitative Disclosure About Market Risk                               22

PART II:  OTHER INFORMATION

         Item 4:     Submission of Matters to a Vote of Security Holders                                     22

         Item 6:     Exhibits and Reports on Form 8-K                                                        22

         Signature                                                                                           23

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        June 30,          December 31,
                                                                                          2002               2001
                                                                                     -------------      -------------
                                         ASSETS
Investments                                                                          $ 176,544,488      $ 157,843,376
Cash and cash equivalents                                                               14,340,914         17,361,624
Premiums and other receivables, net                                                     14,951,584         18,076,561
Reinsurance receivables                                                                 26,924,771         23,783,106
Deferred policy acquisition costs                                                        7,200,086          6,913,589
Land and related mineral rights and water rights, net                                  120,813,848        125,997,642
Property and equipment, net                                                              2,875,479          2,727,931
Net deferred income taxes                                                                4,480,723          7,299,015
Goodwill and intangibles, net                                                            2,994,558          3,487,414
Other assets                                                                             9,783,667          9,644,256
                                                                                     -------------      -------------
         Total assets                                                                $ 380,910,118      $ 373,134,514
                                                                                     =============      =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                           $  98,945,366      $  98,449,053
Unearned premiums                                                                       28,771,968         28,143,296
Reinsurance balance payable                                                              2,937,471          5,458,720
Bank and other borrowings                                                               14,893,097         14,596,302
Excess of fair value of net assets acquired over purchase price                                             2,792,597
Other liabilities                                                                       14,648,648         13,992,803
                                                                                     -------------      -------------
       Total liabilities                                                               160,196,550        163,432,771
                                                                                     -------------      -------------
Minority interest                                                                        3,325,863          3,062,190
                                                                                     -------------      -------------
Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
     16,792,523 issued in 2002 and 16,784,223 issued in 2001                                16,792             16,784
Additional paid-in capital                                                             235,956,282        235,844,655
Retained earnings                                                                       67,805,050         64,666,746
Accumulated other comprehensive loss                                                    (8,215,934)       (15,759,997)
Treasury stock, at cost (common shares: 4,418,667 in 2002 and 4,415,607 in 2001)       (78,174,485)       (78,128,635)
                                                                                     -------------      -------------
         Total shareholders' equity                                                    217,387,705        206,639,553
                                                                                     -------------      -------------
                 Total liabilities and shareholders' equity                          $ 380,910,118      $ 373,134,514
                                                                                     =============      =============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                                  2002              2001              2002              2001
                                                             ------------      ------------      ------------      ------------
Revenues:
  Premium income                                             $ 11,237,445      $ 10,535,503      $ 21,851,222      $ 20,574,613
  Net investment income                                         2,640,226         3,113,084         5,019,398         5,282,128
  Net realized gain (loss) on investments                         695,672           704,757           976,783          (669,061)
  Sale of land and water rights                                 1,459,490           372,918         8,916,437         9,534,618
  Other                                                         1,420,381           931,556         2,367,179         2,098,928
                                                             ------------      ------------      ------------      ------------
  Total revenues                                               17,453,214        15,657,818        39,131,019        36,821,226
                                                             ------------      ------------      ------------      ------------
Costs and Expenses:
  Loss and loss adjustment expenses                             8,174,553         7,759,221        15,125,699        15,703,722
  Insurance underwriting and other expenses                     7,823,158        10,988,374        15,738,285        20,610,076
  Cost of land and water rights sold                              641,045           202,174         5,551,475         6,709,056
                                                             ------------      ------------      ------------      ------------
  Total costs and expenses                                     16,638,756        18,949,769        36,415,459        43,022,854
                                                             ------------      ------------      ------------      ------------
Equity in income (loss) of unconsolidated affiliates             (532,440)           11,612          (930,396)          156,055
                                                             ------------      ------------      ------------      ------------
Income (loss) before income taxes, minority
  interest and accounting change                                  282,018        (3,280,339)        1,785,164        (6,045,573)
Provision (benefit) for income taxes                               44,981          (617,491)          668,827        (2,043,854)
                                                             ------------      ------------      ------------      ------------
Income (loss) before minority interest
  and accounting change                                           237,037        (2,662,848)        1,116,337        (4,001,719)
Minority interest in loss of subsidiaries                         187,709           201,101           236,328           257,992
                                                             ------------      ------------      ------------      ------------
Income (loss) before accounting change                            424,746        (2,461,747)        1,352,665        (3,743,727)
Cumulative effect of change in accounting principle, net                                            1,785,639          (980,571)
                                                             ------------      ------------      ------------      ------------
 Net income (loss)                                           $    424,746      $ (2,461,747)     $  3,138,304      $ (4,724,298)
                                                             ============      ============      ============      ============

Net income (loss) per common share - basic:
  Income (loss) before accounting change                     $       0.03      $      (0.20)     $       0.11      $      (0.30)
  Cumulative effect of change in accounting principle                                                    0.14             (0.08)
                                                             ------------      ------------      ------------      ------------
    Net income (loss) per common share                       $       0.03      $      (0.20)     $       0.25      $      (0.38)
                                                             ------------      ------------      ------------      ------------
Weighted average shares outstanding                            12,373,856        12,390,096        12,371,236        12,390,096
                                                             ============      ============      ============      ============

Net income (loss) per common share - diluted:
  Income (loss) before accounting change                     $       0.03      $      (0.20)     $       0.11      $      (0.30)
  Cumulative effect of change in accounting principle                                                    0.14             (0.08)
                                                             ------------      ------------      ------------      ------------
    Net income (loss) per common share                       $       0.03      $      (0.20)     $       0.25      $      (0.38)
                                                             ------------      ------------      ------------      ------------
Weighted average shares outstanding                            12,498,923        12,390,096        12,408,401        12,390,096
                                                             ============      ============      ============      ============





   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                     2002              2001
                                                                 ------------      ------------

OPERATING ACTIVITIES:
    Net cash provided by operating activities                      $  5,351,534      $  3,904,163
                                                                   ------------      ------------

INVESTING ACTIVITIES:
  Purchases of investments                                          (53,103,583)      (65,893,599)
  Proceeds from sale of investments                                  24,743,571        49,240,890
  Proceeds from maturity of investments                              22,651,472         9,285,000
  Purchases of property and equipment                                  (385,182)       (1,356,666)
  Other investing activities, net                                      (380,933)
                                                                   ------------      ------------
    Net cash used in investing activities                            (6,474,655)       (8,724,375)
                                                                   ------------      ------------

FINANCING ACTIVITIES:
  Repayments of debt                                                   (636,974)       (2,376,875)
  Repurchase of treasury stock for deferred compensation plans          (45,850)
  Proceeds from exercise of stock options                               111,635
  Proceeds from borrowings                                                              1,351,654
                                                                   ------------      ------------
    Net cash used in financing activities                              (571,189)       (1,025,221)
                                                                   ------------      ------------

Effect of exchange rate changes on cash                              (1,326,400)        1,740,656
                                                                   ------------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                (3,020,710)       (4,104,777)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       17,361,624        13,644,312
                                                                   ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 14,340,914      $  9,539,535
                                                                   ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest:                                     $    411,414      $    402,000
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

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of PICO Holdings, Inc. and Subsidiaries (the "Company"or "PICO") have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete financial statements.

         In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of June 30, 2002 and December 31, 2001, the results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001, have been included and are only of a normal recurring nature. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and the Results of Operations and Risk Factors contained in the Company's Annual Reports on Form 10-K for the year ended December 31, 2001 as filed with the SEC.

         The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, deferred policy acquisition costs, deferred income taxes, accounts and loans receivable, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 2002 and December 31, 2001, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

2.   EARNINGS (LOSS) PER SHARE

         The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings or loss per share is based on the actual weighted average common shares outstanding during the period. Diluted earnings or loss per share is similar to basic earnings per share, except the weighted shares outstanding includes the dilutive effect of the Company's stock options. Such securities are dilutive if the strike price is less than the average market price of the Company's stock during the period and the Company has earnings for the period. In computing earnings per share, all antidilutive securities (options) are ignored. The following reconciles basic and diluted shares outstanding for the periods presented.

                                            Three Months Ended June 30,          Six Months Ended June 30,
                                                2002            2001              2002             2001
                                           ------------     ------------      ------------     ------------
     Net income (loss)                     $    424,746     $ (2,461,747)     $  3,138,304     $ (4,724,298)
                                           ============     ============      ============     ============

     Basic earnings (loss) per share       $       0.03     $      (0.20)     $       0.25     $      (0.38)
                                           ============     ============      ============     ============
     Basic weighted average
       common shares outstanding             12,373,856       12,390,096        12,371,236       12,390,096
     Options                                    125,067                             37,165
                                           ------------     ------------      ------------     ------------
     Diluted weighted average
       common shares outstanding             12,498,923       12,390,096        12,408,401       12,390,096
     Diluted earnings (loss) per share     $       0.03     $      (0.20)     $       0.25     $      (0.38)
                                           ============     ============      ============     ============

     Anti-Dilutive Options                       11,825        1,628,656         1,258,048        1,628,656
                                           ============     ============      ============     ============

3.   COMPREHENSIVE INCOME (LOSS)

         The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

         The components of comprehensive income (loss) are as follows:


                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                        2002            2001             2002            2001
                                                    -----------     -----------      -----------     -----------
     Net income (loss)                              $   424,746     $(2,461,747)     $ 3,138,304     $(4,724,298)
     Net change in unrealized depreciation
       on available for sale investments              5,381,606      (5,220,082)       5,302,259      (2,404,494)
     Net change in foreign currency translation       1,496,449         571,581        2,241,804          63,122
                                                    -----------     -----------      -----------     -----------
    Total comprehensive income (loss)               $ 7,302,801     $(7,110,248)     $10,682,367     $(7,065,670)
                                                    ===========     ===========      ===========     ===========


         Total comprehensive income for the three and six months ended June 30, 2002 is net of deferred income tax expense of $3.3 million and $2.8 million, respectively. For the three and six months ended June 30, 2001, total comprehensive loss is net of a deferred income tax benefit of $2.4 million and $4.2 million, respectively.

         The components of accumulated comprehensive loss are as follows:




                                                 June 30,        December 31,
                                                   2002             2001
                                                ------------      ------------
       Unrealized depreciation
          on available for sale investments     $ (5,330,940)     $(10,633,199)
       Foreign currency translation               (2,884,994)       (5,126,798)
                                                ------------      ------------
     Accumulated other comprehensive loss       $ (8,215,934)     $(15,759,997)
                                                ============      ============




         Accumulated other comprehensive loss is net of deferred income tax liability of $1.7 million at June 30, 2002, and a deferred income tax asset of $1.5 million at December 31, 2001.


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

         In connection with the sale of their interests in Nevada Land & Resource Company, LLC, a wholly owned PICO subsidiary, by the former members, a limited partnership agreed to act as consultant to Nevada Land in connection with the maximization of the development with respect to the Nevada property. In exchange for these services, the partnership was to receive from Nevada Land a consulting fee calculated as 50% of any net proceeds that Nevada Land actually receives from the sale, leasing or other disposition of all or any portion of the Nevada property or refinancing of the Nevada property provided that Nevada Land has received such net proceeds in a threshold amount equal to the aggregate of: (i) the capital investment by Global Equity and the Company in the Nevada property, (ii) a 20% cumulative return on such capital investment, and (iii) a sum sufficient to pay the United States federal income tax liability, if any, of Nevada Land in connection with such capital investment. Either party could terminate this consulting agreement in April 2002 if the partnership had not received or become entitled to receive by that time any amount of the consulting fee. Nevada Land delivered a report on or before June 30, 2002 to the limited partnership that demonstrated that Nevada Land had no liability to the partnership, and accordingly the consulting agreement was terminated.

         In 2000, PICO Holdings loaned a total of $2.2 million to Dominion Capital Pty. Ltd. ("Dominion Capital"), a private Australian company. In 2001, $1.2 million of the loans became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO has commenced a legal action through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing legal action, and our ability to realize the assets collateralizing the loans, PICO has recorded an allowance for the total outstanding balance of $2.3 million for the loans and interest. PICO has been awarded summary judgment in relation to the principle and interest on the $1.2 million loan and, as a result, Dominion Capital has been placed in receivership. The court appointed receiver is in the process of ascertaining Dominion Capital's assets and liabilities. The court trial in connection with PICO's $1 million loan (with interest) has been adjourned pending the receiver's investigations.

         The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5.   CUMULATIVE CHANGES IN ACCOUNTING PRINCIPLE

         Effective January 1, 2002 the Company adopted SFAS No. 141, "Business Combinations,"and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS 142 is reflected in Company's consolidated financial statements as a cumulative effect of change in accounting principle. The cumulative adjustment of $1.8 million is comprised of negative goodwill of $2.8 million and positive goodwill of $1 million. The remaining balance of $2.4 million at January 1, 2002 was classified as an intangible asset with a finite life. Accordingly, it will be amortized over its remaining life of 8 years and tested for impairment at least annually.

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

         Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities." As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in fair value in earnings for the period of change unless the derivative qualifies as an effective hedge that offsets certain exposure. As a result of this adoption, the Company recorded a transition adjustment in the first quarter of 2001 that decreased net income by approximately $1 million, net of a $500,000 tax benefit, and increased other comprehensive income by the same amount (no effect on shareholders' equity). These adjustments have been reported as a cumulative effect of change in accounting principle. The current impacts of SFAS No. 133 are included in realized investment gains and losses on the statement of operations and primarily include the fluctuation in the value of the warrants and options to purchase shares of HyperFeed Technologies, Inc. and Australian Oil & Gas Corporation Limited, respectively. The value of the HyperFeed warrants is determined each period using the Black Scholes option pricing model. The model uses the current market price of the common stock of HyperFeed, and various assumptions, updated each reporting period, in calculating an estimated fair value: no dividend yield; a risk-free interest rate of 4.2% to 1.5%; an expected life of one year; and a historical 5 year cumulative volatility that typically ranges from 121% to 104%. Future effects are dependent on market conditions. The value of the publicly traded Australian Oil & Gas Corporation Limited options are valued at market.


6.   SUBSEQUENT EVENT

         In July 2002, after the end of the second quarter, PICO accepted Ensign (Australia) Holdings Pty. Ltd's cash offer of $A2.70 for the Australian Oil & Gas Corporation Limited common shares and $A1.50 for the AOG options owned by PICO. The sale proceeds were $21.1 million. The final gain on sale, which is estimated at $8 million (before taxes), will be recorded in PICO's fiscal third quarter ending September 30, 2002.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECURITIES LAW. THESE INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE COMPANY'S INVESTMENT PHILOSOPHY, PLANS FOR EXPANSION, BUSINESS EXPECTATIONS, AND REGULATORY FACTORS. THESE STATEMENTS REFLECT OUR CURRENT VIEWS ABOUT FUTURE EVENTS WHICH COULD AFFECT OUR FINANCIAL PERFORMANCE. ALTHOUGH WE AIM TO PROMPTLY DISCLOSE ANY NEW DEVELOPMENT WHICH WILL HAVE A MATERIAL IMPACT ON PICO, WE DO NOT UNDERTAKE TO UPDATE ALL "FORWARD-LOOKING STATEMENTS" UNTIL OUR NEXT SCHEDULED FORM 10-K OR FORM 10-Q FILING. YOU SHOULD NOT PLACE UNDUE RELIANCE ON "FORWARD-LOOKING STATEMENTS" BECAUSE THEY ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE LISTED UNDER "RISK FACTORS" AND ELSEWHERE IN OUR PREVIOUS SEC FILINGS, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH "FORWARD-LOOKING STATEMENTS," OR FROM OUR PAST RESULTS.

RESULTS OF OPERATIONS -- THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

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

     Currently our major assets and activities are:
- owning and developing water rights and water storage operations through Vidler Water Company, Inc.;
- owning and developing land and the related water rights and mineral rights through Nevada Land & Resource Company, LLC, which owns approximately 1.2 million acres of land in Nevada;
-    property and casualty insurance through Sequoia Insurance Company;
- "running off" the property and casualty loss reserves of Citation Insurance Company, and the medical professional liability insurance loss reserves of Physicians Insurance Company of Ohio; and
-    making long term value-based investments in other public companies.

SUMMARY

SECOND QUARTER
     PICO reported net income of $425,000, or $0.03 per basic and diluted share, for the quarter ended June 30, 2002, compared to a net loss of $2.5 million, or $0.20 per basic and diluted share, in the second quarter of 2001.

     For the second quarter of 2002, income before taxes, minority interest and accounting changes was $282,000. After a provision for income taxes of $45,000 and the addition of $188,000 in minority interest, net income was $425,000. During the quarter, shareholders' equity increased by $7.4 million to $217.4 million at June 30, 2002, which represents book value per share of $17.57. Comprehensive income for the second quarter of 2002 was $7.3 million, principally consisting of the $425,000 net income, $5.4 million of unrealized appreciation in investments, and a $1.5 million credit from appreciation in foreign currencies where we hold investments, relative to the US dollar.

     In the second quarter of 2001, PICO incurred a $3.3 million loss before taxes, minority interest and accounting changes, which was partially offset by an income tax benefit of $617,000 and the addition of $201,000 in minority interest. The comprehensive loss for the second quarter of 2001 was $7.1 million, consisting of the $2.5 million net loss and $5.2 million in unrealized depreciation in investments, partially offset by a $572,000 foreign currency translation credit.

FIRST HALF
     PICO reported net income of $3.1 million, or $0.25 per basic and diluted share, for the six months ended June 30, 2002. This consisted of $1.3 million in income before an accounting change, or $0.11 per share, and an accounting change which increased income by $1.8 million, or $0.14 per share. From January 1, 2002, PICO adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually rather than amortized over time. As a result of adopting this standard, PICO recorded income of $1.8 million. This reflected the surplus of negative goodwill arising from the 1996 reverse merger of Physicians Insurance Company of Ohio and Citation Insurance Group (now known as PICO Holdings, Inc.) over the write-off of positive goodwill items, which were determined to be impaired. See
Note 5 of Notes to Consolidated Financial Statements, "Cumulative Changes in Accounting Principle" and the Property & Casualty Insurance segment.

     Income before taxes, minority interest and accounting changes for the first half of 2002 was $1.8 million. After a provision for income taxes of $669,000 and the addition of $236,000 in minority interest, income before the accounting change was $1.3 million. During the first half, shareholders' equity increased by $10.8 million. Comprehensive income was $10.7 million, consisting of the $3.1 million net income, $5.3 million in unrealized appreciation in investments, and a $2.2 million credit from appreciation in foreign currencies.

     PICO reported a net loss of $4.7 million, or $0.38 per basic and diluted share, for the six months ended June 30, 2001. This consisted of a $3.7 million loss before an accounting change, or $0.30 per share, and an accounting change which reduced income by $980,000, or $0.08 per share. The accounting change related to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities" from January 1, 2001.

     The $6 million loss before income taxes, minority interest and accounting changes for the first half of 2001 was partially offset by $2 million in income tax benefits, and the addition of $258,000 in minority interest. The comprehensive loss for the first half of 2001 was $7.1 million, primarily consisting of the $4.7 million net loss and $2.4 million in unrealized diminution in the value of investments.

     Segment revenues and income (loss) before taxes, minority interest and accounting changes for the second quarter and the first half of 2002 and 2001 were:

                                                                  THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                ------------------------------------------------------------------
                                                                     2002              2001              2002              2001
                                                                ------------------------------------------------------------------
     REVENUES:
     Water Rights & Water Storage Assets                        $  1,278,000      $  2,030,000      $  9,139,000      $ 11,754,000
     Land and Related Mineral Rights & Water Rights                  797,000           616,000         1,194,000           974,000
     Property & Casualty Insurance                                12,952,000        12,573,000        25,184,000        24,845,000
     Medical Professional Liability Insurance                        147,000        (1,884,000)          398,000        (3,418,000)
     Long Term Holdings                                            2,279,000         2,323,000         3,216,000         2,666,000
                                                                ------------------------------------------------------------------
                                                                $ 17,453,000      $ 15,658,000      $ 39,131,000      $ 36,821,000
                                                                ==================================================================

     INCOME (LOSS) BEFORE TAXES, MINORITY INTEREST &
     CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES:
     Water Rights & Water Storage Assets                        $ (1,094,000)     $    227,000      $    736,000      $  1,198,000
     Land and Related Mineral Rights & Water Rights                 (617,000)          193,000          (778,000)           91,000
     Property & Casualty Insurance                                   865,000           810,000         1,972,000         1,027,000
     Medical Professional Liability Insurance                         43,000        (2,121,000)           88,000        (3,769,000)
     Long Term Holdings                                            1,085,000        (2,389,000)         (233,000)       (4,593,000)
                                                                ------------------------------------------------------------------
                                                                $    282,000      $ (3,280,000)     $  1,785,000      $ (6,046,000)
                                                                ==================================================================


     Detailed information on the performance and outlook for each segment is contained later in this report; however, the major factors affecting PICO's second quarter and first half results were:

WATER RIGHTS & WATER STORAGE ASSETS
     In the second quarter of 2002, Vidler closed on its second sale of transferable Harquahala Valley Irrigation District ground water for industrial use. This transaction added $1 million to revenues and $556,000 to income, and represented most of the segment's revenues and gross margin.

     Vidler's results for the first half of 2002 also included $5.2 million in revenues and income of $1.9 million from the company's first sale of transferable HVID ground water for municipal use, and revenues of $2.1 million and income of $120,000 from the sale of water rights in Colorado. Combined, these three sales resulted in total revenues of $8.4 million and pre-tax income of $2.6 million, and were primarily responsible for the segment's revenues of $9.1 million and income of $736,000.

     In the second quarter of 2001, a $1.6 million gain from the sale of part of our interest in the Semitropic water storage facility comprised most of Vidler's $2 million in revenues and resulted in segment income of $227,000.

     During the first half of 2001, Vidler also completed its first major water transaction, a sale of HVID ground water for industrial use, which added $9.4 million to revenues and $2.3 million to income. Combined, these two sales resulted in revenues of $11 million and income of $3.9 million, and were the principal component of segment revenues of $11.8 million and income of $1.2 million.

LAND AND RELATED WATER RIGHTS & MINERAL RIGHTS
     Nevada Land reported a loss of $617,000 for the second quarter and a loss of $778,000 for the first half of 2002. Segment expenses were unusually high in the first six months of this year due to legal and related costs and a one-time write-off of previously capitalized costs.

PROPERTY & CASUALTY INSURANCE
     Sequoia reported year over year increases of $419,000 in second quarter profit, and $1.5 million in first half profit, principally due to higher average premium per commercial policy. This was partly offset by a year over year profit decline at Citation of $364,000 in the second quarter, and $598,000 in the first half.

MEDICAL PROFESSIONAL LIABILITY INSURANCE
     In 2002, segment revenues were $147,000 in the second quarter and $398,000 for the first half, and segment income was $43,000 for the second quarter and $88,000 for the first six months.

     The segment's results for the first half of 2001 were dominated by realized losses on the sale of a mutual fund investment. Due to the realized loss, segment revenues were negative $1.9 million in the second quarter of 2001 and negative $3.4 million for the first half, and the segment incurred losses of $2.1 million for the quarter and $3.8 million for the half. Excluding the realized loss, the segment would have generated a loss of $35,000 in the second quarter and income of $309,000 for the first half of 2001.

LONG TERM HOLDINGS
     In the second quarter of 2002, segment income was $1.1 million, compared to a $2.4 million segment loss in the second quarter of 2001. The $3.5 million improvement was primarily due to $4 million reduction in segment expenses year over year. There was a $2 million favorable change in an expense related to foreign currency, and segment expenses were unusually high in the second quarter of 2001 due to a $2.3 million provision against two loans.

     The segment generated a loss of $233,000 in the first half of 2002, compared to a segment loss of $4.6 million in the first half of 2001. The $4.4 million improvement was principally due to a $4.9 million year over year reduction in segment expenses, primarily resulting from a $2.6 million favorable change in the foreign currency expense and the $2.3 million loan provision in 2001 which did not recur in 2002.

                      WATER RIGHTS AND WATER STORAGE ASSETS

                           VIDLER WATER COMPANY, INC.

                                                             THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                           ------------------------------------------------------------------
                                                                2002              2001              2002              2001
                                                           ------------------------------------------------------------------

     REVENUES:
     Sale of Land and Water Rights                         $  1,008,000                        $  8,374,000      $  9,095,000
     Option Premiums Earned                                                                                           300,000
     Gain on sale of Semitropic Water Storage interest                       $  1,615,000                           1,615,000
     Lease of Water                                              84,000            55,000           152,000            85,000
     Agricultural Land Leases                                   164,000           203,000           353,000           405,000
     Other                                                       22,000           157,000           260,000           254,000
                                                           ------------------------------------------------------------------
     Segment Total Revenues                                $  1,278,000      $  2,030,000      $  9,139,000      $ 11,754,000
                                                           ==================================================================

     EXPENSES:
     Cost of Land and Water Rights Sold                    $   (452,000)                       $ (5,311,000)     $ (6,524,000)
     Commission and other cost of sales                        (392,000)                           (498,000)         (546,000)
     Depreciation and Amortization                             (240,000)     $   (373,000)         (477,000)         (722,000)
     Interest                                                  (123,000)         (155,000)         (257,000)         (347,000)
     Operations, Maintenance & Other                         (1,165,000)       (1,275,000)       (1,860,000)       (2,417,000)
                                                           ------------------------------------------------------------------
     Segment Total Expenses                                $ (2,372,000)     $ (1,803,000)     $ (8,403,000)     $(10,556,000)

                                                           ------------------------------------------------------------------
     INCOME (LOSS) BEFORE TAX                              $ (1,094,000)     $    227,000      $    736,000      $  1,198,000
                                                           ==================================================================


     Vidler's revenues and gross margin fluctuate from quarter to quarter depending on the closing of specific transactions, so revenues and gross margin for any individual quarter are not necessarily indicative of likely full-year results.

     On May 13, 2002, Vidler closed on the sale of 480 acre-feet of water rights and the related 240 acres of land in the Harquahala Valley Irrigation District to an industrial user within the Valley. The transaction added $1 million to revenues and $556,000 to income in the second quarter of 2002. Other revenues were $270,000 and other operating expenses were $1.5 million, resulting in a pre-tax loss of $1.1 million for Vidler in the second quarter of 2002.

     On March 1, 2002, Vidler closed on the sale of 3,645 acre-feet of water rights and the related 1,215 acres of land in the HVID to golf course developers near Scottsdale, Arizona. This is Vidler's first sale of transferable Harquahala Valley ground water for municipal use. The transaction was recorded in the first quarter of 2002, and added $5.2 million to revenues, and $1.9 million to income in the first half of 2002. In March, Vidler also closed on the previously announced sale of its interest in Cline Ranch to Centennial Water and Sanitation District, which added $2.1 million to revenues and $120,000 to income in the first half of 2002. Combined, these three transactions contributed $8.4 million to first half revenues and $2.6 million to income. Other revenues were $765,000, other operating expenses were $2.6 million, and Vidler generated $736,000 in income before taxes for the first half of 2002.

     In the second quarter of 2001, Vidler sold part of its interest in the Semitropic water storage facility which added $1.6 million to segment revenues and segment income. Other revenues were $415,000, other expenses were $1.8 million, and Vidler generated a pre-tax profit of $227,000 in the second quarter of 2001.

     Earlier in 2001, Vidler sold 6,496.5 acre-feet of water rights and 2,589 acres of land in the Harquahala Valley to a unit of Allegheny Energy, Inc. for industrial use. The sale contributed total revenues of $9.4 million and income of $2.3 million in the first half of 2001. For the first half of 2001, other revenues, including the $1.6 million Semitropic gain discussed in the preceding paragraph, were $2.4 million, other expenses were $3.5 million, and segment income was $1.2 million.

     Our 2001 Form 10-K report contains a detailed description of Vidler's water rights and water storage operations. The following section updates this information for significant developments during the first half:

WATER RIGHTS

HARQUAHALA VALLEY WATER RIGHTS
     The sales price for the water rights sold to the golf course developers near Scottsdale, Arizona, represents $1,450 per acre-foot of transferable Harquahala Valley ground water. After these transactions, Vidler still owns, or has the right to acquire, approximately 49,550 acre-feet of transferable Harquahala Valley ground water.

     Vidler is working on further sales of transferable Harquahala Valley ground water to both industrial users and to communities and developers.

SANDY VALLEY, NEVADA
     Vidler has received a permit for 415 acre-feet of water out of the approximately 2,000 acre-feet of water rights applied for near Sandy Valley, Nevada. Vidler anticipates being able to put this water to beneficial use to support additional growth at Primm, Nevada, a resort town on the border between California and Nevada, in the Interstate 15 corridor. Vidler has filed an appeal regarding the balance of the water applied for.

VIDLER ARIZONA RECHARGE FACILITY
     Discussions are continuing with governmental and private entities to store water at the facility. Although Vidler has not stored water for customers at the facility yet, the company has been recharging water for its own account since 1998, when the pilot facility was constructed. Vidler purchased the water from the Central Arizona Project, and intends to resell this water at an appropriate time At June 30, 2002, Vidler had recharged more than 8,000 acre-feet of water at the facility.


                LAND AND RELATED MINERAL RIGHTS AND WATER RIGHTS

                       NEVADA LAND & RESOURCE COMPANY, LLC

                                    THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                  --------------------------------------------------------------
                                       2002             2001             2002             2001
                                  --------------------------------------------------------------
     REVENUES:
     Sale of Land                 $   451,000      $   373,000      $   543,000      $   440,000
     Lease and Royalty                182,000          209,000          368,000          291,000
     Interest and Other               164,000           34,000          283,000          243,000
                                  --------------------------------------------------------------
     Segment Total Revenues       $   797,000      $   616,000      $ 1,194,000      $   974,000
                                  ==============================================================

     EXPENSES:
     Cost of Land Sales           $  (189,000)     $  (156,000)     $  (241,000)     $  (185,000)
     Operating Expenses            (1,225,000)        (267,000)      (1,731,000)        (698,000)
                                  --------------------------------------------------------------
     Segment Total Expenses       $(1,414,000)     $  (423,000)     $(1,972,000)     $  (883,000)
                                  --------------------------------------------------------------

                                  --------------------------------------------------------------
     INCOME (LOSS) BEFORE TAX     $  (617,000)     $   193,000      $  (778,000)     $    91,000
                                  ==============================================================


     Nevada Land does not recognize land sales contracts as revenues until the sales transactions close. Consequently, revenues and the gross margin from land sales fluctuate from quarter to quarter depending on the closing of specific transactions, and land sales revenues and gross margin for any individual quarter are not necessarily indicative of likely full-year results.

     In the second quarter of 2002, Nevada Land sold approximately 4,560 acres of land for $451,000. The average sales price was $99 per acre, and our average basis in the land sold was $42 per acre. The gross margin on land sales was $262,000, or $57 per acre, a gross margin percentage of 58.0%. Lease and royalty revenues were $182,000, and interest and other revenues contributed $164,000 Following operating expenses of $1.2 million, the segment reported a loss of $617,000.

     In the second quarter of 2001, Nevada Land sold approximately 3,319 acres of land for $373,000. The average sales price was $112 per acre, and our average basis in the land sold was $47 per acre. The gross margin on land sales was $217,000, or $65 per acre, a gross margin percentage of 58.2%. Lease and royalty revenues were $209,000, and interest and other revenues were $34,000. Following operating expenses of $267,000, segment income was $193,000.

     The $810,000 year over year decrease in the second quarter segment result is primarily attributable to an increase of almost $1 million in operating expenses. Operating expenses in the second quarter of this year were unusually high due to approximately $489,000 in legal and related expenses , and a one-time write-off of $261,000 in previously capitalized costs.

     During the first six months of 2002, Nevada Land sold approximately 6,201 acres of land for $543,000. The average sales price was $88 per acre, and our average basis in the land sold was $39 per acre. The gross margin on land sales was $302,000, or $49 per acre, a gross margin percentage of 55.6%. Lease and royalty revenues were $368,000, and interest and other revenues contributed $283,000. Following operating expenses of $1.7 million, the segment loss was $778,000.

     During the first half of 2001, Nevada Land sold approximately 4,443 acres of land for $440,000. The average sales price was $99 per acre, and our average basis in the land sold was $42 per acre. The gross margin on land sales was $255,000, or $57 per acre, a gross margin percentage of 57.9%. Lease and royalty revenues were $291,000, and interest and other revenues were $243,000. Following operating expenses of $698,000, segment income was $91,000.

     For the half-year, the segment result decreased by $869,000, primarily due to the unusually high operating expenses For the six months, legal and related costs were approximately $599,000 and $261,000 of previously capitalized costs were expensed.

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

     Discussions are continuing with several electricity-generating companies that are looking for sites to construct new power plants in northern Nevada. Nevada Land has a supply of suitable land in various locations which also offer the other essential requirements of water for cooling, access to the electricity grid, and availability of a fuel source (either natural gas transmission lines for gas-fired stations or rail transport for coal-fired stations). The difficulties which some energy and utility companies are experiencing in raising capital could lead to the construction of new power plants being deferred until capital markets and electricity demand and prices improve. We anticipate that the sustained growth of Nevada, Arizona, California and other southwestern states will lead to a permanent increase in the demand for electricity which, in the long term, will require the construction of new power plants.


                         PROPERTY AND CASUALTY INSURANCE

                                           THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                        ------------------------------------------------------------------
                                            2002               2001             2002              2001
                                        ------------------------------------------------------------------

     REVENUES:
     Sequoia - Earned Premiums          $ 11,238,000      $ 10,459,000      $ 21,851,000      $ 20,396,000
     Citation - Earned Premiums                                 76,000                             178,000
     Investment Income                     1,347,000         1,553,000         2,704,000         3,024,000
     Realized Investment Gains               297,000           130,000           479,000           658,000
     Other                                    70,000           355,000           150,000           589,000
                                        ------------------------------------------------------------------
     Segment Total Revenues             $ 12,952,000      $ 12,573,000      $ 25,184,000      $ 24,845,000
                                        ==================================================================

     EXPENSES:
     Loss & Loss Adjustment Expense     $ (8,175,000)     $ (7,765,000)     $(15,126,000)     $(15,709,000)
     Underwriting Expenses                (3,912,000)       (3,998,000)       (8,086,000)       (8,109,000)
                                        ------------------------------------------------------------------
     Segment Total Expenses             $(12,087,000)     $(11,763,000)     $(23,212,000)     $(23,818,000)

     INCOME BEFORE TAXES:
     Sequoia Insurance Company          $    461,000      $     42,000      $  1,193,000      $   (350,000)
     Citation Insurance Company              404,000           768,000           779,000         1,377,000
                                        ------------------------------------------------------------------
     SEGMENT INCOME BEFORE TAXES        $    865,000      $    810,000      $  1,972,000      $  1,027,000
                                        ==================================================================

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

     In the past, Citation wrote commercial property and casualty insurance in California, Nevada, and Arizona. The business previously written by Citation has been transitioned to Sequoia, and Citation is now in "run off." This means that Citation is handling claims arising from historical business, but not writing any business. The last of Citation's policies expired in December 2001.

     As a result of these factors, the individual results of Sequoia and Citation cannot be directly compared to previous years.

SEQUOIA INSURANCE COMPANY
     In the second quarter of 2002, Sequoia generated $15 million of direct written premiums, comprised of $13.2 million in commercial lines of insurance and $1.8 million in personal lines. Direct written premiums increased $3.1 million, or 25.7%, year over year. The increase was primarily due to growth of $2.7 million in commercial lines, resulting from a 21.8% increase in the average premium per commercial policy year over year.

     For the second quarter of 2002, Sequoia generated total revenues of $12.5 million, including $11.2 million in earned insurance premiums, $952,000 in investment income, and $247,000 in realized gains on the sale of investments. Sequoia incurred an operating loss (i.e., loss before investment income, realized gains, and taxes) of $738,000 for the quarter. The operating loss included an expense of approximately $510,000 for adverse development in prior year loss reserves, primarily in the commercial liability and commercial automobile lines of business.

     The investment gains were primarily realized on the sale of bonds. The fixed-income portfolios of our insurance companies are focused on investment grade bonds with less than 10 years to maturity, issued by high quality companies which generate reliable free cash flow. In particular, the bond portfolios of our insurance companies contain no exposure to the technology, telecommunications, utilities, energy trading, and conglomerate sectors.

     In the second quarter of 2001, Sequoia produced total revenues of $11.7 million, including $10.5 million in earned insurance premiums, $919,000 in investment income, and $128,000 in realized gains. Sequoia incurred an operating loss of $1 million for the quarter, including an expense of approximately $232,000 for adverse development in prior year loss reserves.

     The $267,000 year over year improvement in the second quarter underwriting loss primarily resulted from the increase in average premium per commercial insurance policy.

     In the first half of 2002, Sequoia generated $28.7 million of direct written premiums, comprised of $25.5 million in commercial lines of insurance and $3.2 million in personal lines. Direct written premiums increased $5.2 million, or 22.1%, year over year, primarily due to growth of $4.4 million in commercial lines resulting from higher average premiums per commercial policy.

     For the first half of 2002, Sequoia generated total revenues of $24.3 million, including $21.9 million in earned insurance premiums, $1.9 million in investment income, and $386,000 in realized gains. Sequoia incurred an operating loss of $1 million for the half, including an expense of approximately $514,000 for adverse development in prior year loss reserves.

     For the first half of 2001, Sequoia generated total revenues of $23.2 million, including $20.4 million in earned insurance premiums, $1.8 million in investment income, and $644,000 in realized gains. Sequoia incurred an operating loss of $2.8 million for the half, including an expense of approximately $339,000 for adverse development in prior year loss reserves.

     The $1.8 million year over year improvement in the first half operating loss resulted from the increase in average premium per commercial policy and more favorable claims experience.

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

     Sequoia's combined ratio, determined on the basis of generally accepted accounting principles, for the second quarter and first half of 2002 and 2001 was:

                         SEQUOIA'S GAAP INDUSTRY RATIOS

                                                     THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                       2002             2001             2002             2001
                                                     -----------------------------------------------------------
     Loss and Loss Adjustment Expense Ratio            72.9%            74.1%            69.2%            76.2%
     Underwriting Expense Ratio                        34.3%            37.5%            36.4%            39.0%
                                                     -----------------------------------------------------------
     Combined Ratio                                   107.2%           111.6%           105.6%           115.2%
                                                     ===========================================================


CITATION INSURANCE COMPANY
     The "run off" of Citation's property and casualty insurance loss reserves continues to be close to expectation. Practically no development in prior year loss reserves was experienced in 2001 and in the first half of 2002. Since Citation is in "run off," its combined ratio is not meaningful.

     In the second quarter of 2002, Citation recorded $446,000 in revenues, $42,000 in expenses, and income before taxes of $404,000. In the second quarter of 2001, when the Company was still writing a minor amount of business, revenues were $855,000, expenses were $87,000, and Citation earned a pre-tax profit of $768,000.

     For the first six months of 2002, Citation reported $918,000 in revenues, $139,000 in expenses, and income before taxes of $779,000. In the first half of 2001, Citation's revenues were $1.7 million, expenses were $300,000, and Citation earned a pre-tax profit of $1.4 million.

     In 2001, Citation's revenues and income included a benefit from negative goodwill amortization of $142,000 in the second quarter, and $283,000 in the first half. When Citation Insurance Group (now known as PICO Holdings, Inc.) acquired Physicians in the reverse merger in 1996, a $5.7 million negative goodwill item arose. This was because the fair value of the assets acquired (i.e., Physicians) exceeded the cost of the investment (i.e., the fair value of the shares in Citation issued to the Physicians shareholders). The negative goodwill was being recognized as income over a period of 10 years in this segment. From January 1, 2002, PICO adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually rather than amortized over time. As a result of adopting this standard, the remaining negative goodwill in this segment of approximately $2.8 million was recorded as income. The negative goodwill was included in the $1.8 million cumulative effect of the change in accounting principle in the first half of 2002, and did not affect the segment result in 2002. See Note 5 of Notes to Condensed Consolidated Financial Statements, "Cumulative Changes in Accounting Principle."

RESERVES
     At June 30, 2002, our property and casualty insurance loss reserves were $39 million, net of reinsurance, compared to $39.2 million at March 31, 2002, and $40.4 million at December 31, 2001.

        PROPERTY AND CASUALTY INSURANCE - LOSS AND LOSS EXPENSE RESERVES

                                          JUNE 30, 2002         MARCH 31, 2002         DECEMBER 31, 2001
                                  ------------------------------------------------------------------------------
     SEQUOIA INSURANCE COMPANY:
     Direct Reserves                      $41.0 million          $ 40.0 million          $ 36.9 million
     Ceded Reserves                       (18.7)                  (18.9)                  (15.7)
                                  ------------------------------------------------------------------------------
     Net Reserves                         $22.3 million          $ 21.1 million          $ 21.2 million
                                  ==============================================================================

     CITATION INSURANCE COMPANY:
     Direct Reserves                      $19.1 million          $ 20.5 million          $ 21.0 million
     Ceded Reserves                        (2.4)                   (2.4)                   (1.8)
                                  ------------------------------------------------------------------------------
     Net Reserves                         $16.7 million          $ 18.1 million          $ 19.2 million
                                  ==============================================================================

                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                                THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                 2002                  2001                  2002                  2001
                                          ---------------------------------------------------------------------------------
     REVENUES:
     Net Investment Income                    $   146,000           $   202,000           $   398,000           $   660,000
     Realized Investment Gain (Loss)                1,000            (2,086,000)                                 (4,078,000)
                                          =================================================================================
     Segment Total Revenues                   $   147,000           $(1,884,000)          $   398,000           $(3,418,000)
                                          =================================================================================

     EXPENSES:
     Underwriting Expenses                    $  (104,000)          $  (237,000)          $  (310,000)          $  (351,000)
                                          ---------------------------------------------------------------------------------
     Segment Total Expenses                   $  (104,000)          $  (237,000)          $  (310,000)          $  (351,000)
                                          =================================================================================

                                          =================================================================================
     INCOME (LOSS) BEFORE TAXES               $    43,000           $(2,121,000)          $    88,000           $(3,769,000)
                                          =================================================================================

     Physicians Insurance Company of Ohio is now in "run off," which means the Company is handling claims arising from historical business, but not writing new business. The level of loss reserve liabilities, and corresponding investment assets, in this segment are decreasing as claims are paid, and investments mature, or are sold, to provide the funds required for the claims payments.

     In the second quarter of 2002, segment revenues were $147,000, expenses were $104,000, and segment income was $43,000. For the second quarter of 2001, the segment generated revenues of negative $1.9 million, as net investment income of $202,000 was more than offset by a realized investment loss of $2.1 million on the sale of Physicians' remaining investment in the Rydex URSA mutual fund. Following expenses of $237,000, the segment incurred a pre-tax loss of $2.1 million. Excluding the realized investment loss, the segment loss would have been $35,000.

     In the first half of 2002, segment revenues were $398,000, expenses were $310,000, and segment income was $88,000. For the first half of 2001, segment revenues were negative $3.4 million, comprised of $660,000 in net investment income and a realized loss of $4.1 million on the sale of Physicians' investment in the Rydex URSA mutual fund. Following operating expenses of $351,000, the segment incurred a pre-tax loss of $3.8 million. Excluding the realized investment loss, segment income would have been $309,000.

     No unusual trends in claims emerged during the quarter.

    MEDICAL PROFESSIONAL LIABILITY INSURANCE - LOSS AND LOSS EXPENSE RESERVES

                                                     JUNE 30, 2002    MARCH 31, 2002   DECEMBER 31, 2001
                                                     ----------------------------------------------------
     Direct Reserves                                 $38.8 million     $39.4 million     $40.6 million
     Ceded Reserves                                   (5.4)             (5.7)             (5.7)
                                                     ----------------------------------------------------
     Net Medical Professional Liability Reserves     $33.4 million     $33.7 million     $34.9 million
                                                     ====================================================


                               LONG TERM HOLDINGS

                                                      THREE MONTHS ENDED JUNE  30,       SIX MONTHS ENDED JUNE  30,
                                                   ---------------------------------------------------------------------
                                                          2002             2001             2002             2001
                                                   ---------------------------------------------------------------------
     REVENUES:
     Investment Income                                $ 1,000,000      $   951,000      $ 1,596,000      $ 1,239,000
     SFAS No. 133 Change in Warrants                      335,000        1,547,000          435,000        1,637,000
     Realized Investment Gain (Loss)                       62,000         (500,000)          62,000         (500,000)
     Other                                                882,000          325,000        1,123,000          290,000
                                                   ---------------------------------------------------------------------
     Segment Total Revenues                           $ 2,279,000      $ 2,323,000      $ 3,216,000      $ 2,666,000
                                                   =====================================================================

     SEGMENT TOTAL EXPENSES                              (662,000)      (4,724,000)      (2,518,000)      (7,415,000)
                                                   ---------------------------------------------------------------------
     INCOME (LOSS) BEFORE INVESTEE INCOME (LOSS)      $ 1,617,000      $(2,401,000)     $   698,000      $(4,749,000)
                                                   ---------------------------------------------------------------------

     EQUITY SHARE OF INVESTEES' NET INCOME (LOSS)        (532,000)          12,000         (931,000)         156,000
                                                   ---------------------------------------------------------------------
     INCOME (LOSS) BEFORE TAXES                       $ 1,085,000      $(2,389,000)     $  (233,000)     $(4,593,000)
                                                   =====================================================================

     In July, after the end of the second quarter, PICO accepted Ensign (Australia) Holdings Pty. Ltd's cash offer of $A2.70 for the Australian Oil & Gas Corporation Limited common shares and $A1.50 for the AOG options owned by PICO. The sale proceeds were $21.1 million. Over the life of the investment, PICO recorded a total of $10.1 million in income and realized gains from AOG, and the annualized internal rate of return was approximately 24.3%. The final gain on sale, which is estimated at $8 million (before taxes), will be recorded in PICO's fiscal third quarter ended September 30, 2002.

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

     At June 30, 2002, our largest long term holdings were HyperFeed Technologies, Inc., Jungfraubahn Holding AG, and AOG, and these three long-term holdings had a potential market value (before taxes) of approximately $43.7 million, and a carrying value (before taxes) of $41.2 million. The tax-effected carrying value was $39.8 million.

     The details of our investment in each company at the end of the quarter were:

-----------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2002                                               CARRYING VALUE     ACCOUNTING METHOD   SHARE EQUIVALENTS  MARKET PRICE
                                                                                                                            ($USD)
CARRYING VALUE BEFORE TAXES:
HyperFeed Technologies, Inc.            Common                 $ 1,414,000         Equity method          10,077,856       $  0.41
                                        Warrants                   243,000            Fair value           4,055,195
                                                            ---------------                       -------------------
                                        Total                  $ 1,657,000                                14,133,051

Jungfraubahn Holding AG                                        $19,400,000          Market value             112,672       $172.18

Australian Oil & Gas Corporation        Common                 $19,099,000          Market value          13,397,337       $  1.43
Limited                                 Options                  1,073,000          Market value           1,431,640       $  0.75
                                                            ---------------                       -------------------
                                        Total                  $20,172,000                                14,828,977

                                                            ---------------
Total carrying value before taxes                              $41,229,000
Deferred taxes                                                  (1,423,000)
                                                            ---------------
CARRYING VALUE, NET OF TAXES                                   $39,806,000
-----------------------------------------------------------------------------------------------------------------------------------


AUSTRALIAN OIL & GAS CORPORATION LIMITED
     In January 2002, AOG announced that it was raising additional capital to purchase a new deep capacity drill rig and to refit two existing rigs to perform new long term drilling contracts. PICO provided AOG with a short term bridging loan of $US4 million, and agreed to underwrite a rights offering by AOG. As a result of this process, PICO acquired the following shares in AOG:

- 666,666 common shares which were issued as fees for establishing the loan facility and underwriting the rights offering, with no cash cost to PICO; and
- 2,863,280 common shares through the rights offering, at a cash cost of $A1.20 per share. Through the rights offering, PICO also received, for no cash cost, options to buy 1,431,640 new AOG shares at $A1.20 per share.

     At June 30, 2002, the carrying value of our investment in AOG common stock and options was $20.2 million (before taxes). As explained in the first paragraph of this segment, PICO sold its AOG shares and options in July for $21.1 million. Since we were carrying our AOG common shares and options at market value, most of the unrealized appreciation in the investment was already reflected in shareholders' equity at June 30, 2002. Therefore, although a realized gain estimated at $8 million will be recognized in our statement of operations in the third quarter of 2002, the sale will only result in an additional increase in shareholders' equity of $599,000, or $0.05 per share (after taxes).

HYPERFEED TECHNOLOGIES, INC.
     On July 29, 2002, HyperFeed announced its results for the second quarter and six months ended June 30, 2002. For the second quarter of 2002, HyperFeed reported total revenues of $5 million, gross margin of $1.8 million, and a net loss of $656,000. For 2002's first half, HyperFeed reported total revenues of $10.6 million, gross margin of $4.1 million, and a net loss of $897,000.

     At June 30, 2002, HyperFeed had $689,000 in cash and cash equivalents. Cash flow before financing activities was $286,000 in the first half of 2002. In the accompanying news release, HyperFeed's President and CEO Jim Porter commented that "we are generating sufficient cash from operating activities to fund our business" and that the company's efforts are "squarely focused on bringing new products to market for financial institutions, which in turn should open new revenue sources."

JUNGFRAUBAHN HOLDING AG
     On May 23, 2002, Jungfraubahn announced its results for the year to December 31, 2001, which was the second best year in the company's history. As expected, revenues declined 10.5% year over year to CHF (Swiss Francs) 98.7 million. In 2000, a bank held a promotion which led to record high passenger numbers, leading Jungfraubahn to describe 2000 as an exceptional year whose results "will not easily be repeated." EBITDA (i.e., earnings before depreciation, interest, and taxes, as calculated by Jungfraubahn) decreased 25.5% to CHF30.4 million, and net income fell 20.2% to CHF14.2 million, or CHF24.4 per share. Jungfraubahn's operating activities generated net cash flow of CHF26.7 million. At December 31, 2001, book value was approximately CHF505.9 per share. At June 30, 2002, Jungfraubahn's stock price was CHF255, and CHF1 equaled $US0.6752.

SEGMENT RESULTS
     For the second quarter of 2002, Long Term Holdings segment revenues were $2.3 million. Investment income of $1 million included $703,000 from Jungfraubahn's annual dividend payment. SFAS No. 133 income from pre-tax appreciation in warrants was $335,000. A $586,000 increase in the value of AOG options was partially offset by a $251,000 decrease in the estimated fair value of warrants held to buy shares in other companies, principally HyperFeed Technologies, Inc. After segment expenses of $662,000, and our $532,000 equity share of the net losses of companies accounted for under the equity method -- primarily HyperFeed -- the segment reported income before taxes of $1.1 million.

     In the second quarter of 2001, Long Term Holdings segment revenues were $2.3 million. Revenues principally consisted of SFAS No. 133 income of $1.5 million and investment income of $951,000, which were partially offset by a $500,000 realized loss from the write-off of our remaining investment in MKG Enterprises Corp. After segment expenses of $4.7 million and equity income of $12,000, the segment incurred a loss of $2.4 million.

     The $3.5 million year over year improvement in the second quarter segment result primarily resulted from a $4.1 million reduction in segment expenses, which was partially offset by a $544,000 decrease in our equity share of the results of companies where we account for the investment under the equity method.

     Segment expenses in the second quarter of 2001 were unusually large due to a $2.3 million provision against two loans. In addition, there was a $2 million year over year change in a non-cash expense related to foreign currency, from a $287,000 expense in 2001 to a $1.7 million benefit, which partially offset other segment expenses in 2002.

     Most of our investments in Swiss public companies are held by Global Equity SA, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity SA's funding comes from a loan from PICO, which is denominated in Swiss Francs. During accounting periods when the Swiss Franc depreciates relative to the US dollar, under GAAP we are required to record an expense through the statement of operations to reflect the fact that Global Equity SA owes PICO fewer US dollars. In Global Equity SA's financial statements, an equivalent credit is included in the foreign currency translation component of shareholders' equity (since it owes PICO fewer dollars), however this does not go through the statement of operations. During accounting periods when the Swiss Franc appreciates relative to the US dollar -- such as the second quarter of 2002 -- opposite entries are made and income is recorded in the statement of operations. Accordingly, we are required to record a benefit of $1.7 million in our statement of operations in the second quarter of 2002, and an expense of $287,000 through the statement of operation in the second quarter of 2001, even though there was no net impact on shareholders' equity.

     For the first half of 2002, Long Term Holdings segment revenues were $3.2 million. Investment income of $1.6 million included the $703,000 Jungfraubahn dividend and $589,000 in revenues related to the loan establishment fee and underwriting fee from AOG. SFAS No. 133 income of $435,000 consisted of a $787,000 increase in AOG options, which was partially offset by a $352,000 reduction in the estimated fair value of warrants we own to buy shares in other companies. After segment expenses of $2.5 million, and our $931,000 equity share of the net losses of companies accounted for under the equity method, the segment reported a pre-tax loss of $233,000.

     In the first half of 2001, Long Term Holdings segment revenues were $2.7 million, which included SFAS No. 133 income of $1.6 million, investment income of $1.2 million, and the $500,000 MKG realized loss. After segment expenses of $7.4 million and equity income of $156,000, the segment incurred a loss of $4.6 million.

     The $4.4 million year over year reduction in the first half segment loss primarily resulted from a $4.9 million reduction in segment expenses, which was partially offset by a $1.1 million deterioration in our equity share of the results of companies we account for under the equity method. The decrease in equity income was primarily due to the decline in HyperFeed's financial results year over year, and the inclusion of one quarter's equity income from Jungfraubahn in the first half of 2001 which did not recur in 2002 after we ceased equity accounting Jungfraubahn and reverted to market value accounting from the second quarter of 2001.

     Segment expenses in the first half of 2001 were unusually large due to the $2.3 million provision against two loans. In addition, there was a $2.6 million year over year change in the foreign currency related non-cash expense, from a $1.1 million expense in 2001 to a $1.5 million benefit in 2002.


LIQUIDITY AND CAPITAL RESOURCES - THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     PICO Holdings, Inc. is a diversified holding company. Our assets primarily consist of investments in our operating subsidiaries, investments in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $14.3 million in cash and cash equivalents at June 30, 2002, compared to $7.1 million at March 31, 2002, and $17.4 million at December 31, 2001.

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

     Vidler's water-related assets began to generate significant cash flow in the first quarter of 2001. As commercial use of these assets increases, we expect that Vidler will start to generate free cash flow as income from leasing water or storage, and the proceeds from selling land and water rights, begin to overtake maintenance capital expenditure, financing costs, and operating expenses As water lease and storage contracts are signed, we anticipate that Vidler may be able to monetize some of the contractual revenue streams, which could potentially provide another source of funds;

- Nevada Land & Resource Company, LLC is actively selling land which has reached its highest and best use, and is not part of PICO's long-term utilization plan for the property. Nevada Land's principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. Since these receipts and other revenues exceed Nevada Land's operating costs, Nevada Land is generating positive cash flow which provides funds to finance other group activities;

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

     There was a $3 million net decrease in cash and cash equivalents in the first half of 2002, compared to a $4.1 million net decrease in the first half of 2001.

     During the first 6 months of 2002, Operating Activities generated cash of $5.4 million. The principal sources of cash were the proceeds of water rights and land sold by Vidler and Nevada Land. The principal uses of cash were operating expenses at Vidler, the payment of claims by Citation and Physicians, and group overhead. In the first half of 2001, Operating Activities generated cash of $3.9 million.

     Investing Activities used $6.5 million of cash in the first half of 2002, primarily due to the net investment of $2.9 million in fixed-income securities and the net investment of $2.8 million in stocks, principally AOG. In the first half of 2001, Investing Activities used $8.7 million of cash. This principally represented the investment of $2.1 million in our insurance company portfolios, and the investment of $7.6 million in high quality corporate bonds with less than 12 months to maturity by group operating companies.

     Financing Activities used $571,000 of cash in the first half of 2002, primarily due to the repayment of $637,000 in non-recourse borrowings collateralized by the Harquahala Valley farm properties sold by Vidler. In the first half of 2001, Financing Activities used $1 million of cash. Vidler paid off approximately $2.4 million in non-recourse borrowings collateralized by farm properties in the Harquahala Valley which were sold, and Global Equity SA took on an additional $1.4 million of Swiss Franc bank borrowings to help finance the acquisition of investments in Swiss public companies.

     At June 30, 2002, PICO had no significant commitments for future capital expenditures.

     PICO is committed to maintaining Sequoia's capital and statutory surplus at a minimum of $7.5 million. At June 30, 2002, Sequoia had approximately $30.7 million in capital and statutory surplus. PICO also aims to maintain Sequoia's A.M. Best rating at or above its present "A-" (Excellent) level. At some time in the future, this may require the injection of additional capital.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The Company's bank debt is short-term in nature as the Company generally secures rates for periods of approximately three to five years and therefore approximates fair value. At June 30, 2002, the Company had $105 million of fixed maturity securities and mortgage loans, $70 million of marketable equity securities that were subject to market risk, including $51.7 million of investments denominated in foreign currencies, primarily Swiss francs and Australian dollars. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

     The Company uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage loans, the Company uses duration modeling to calculate changes in fair value. For its marketable securities, the Company uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, the Company uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $3.5 million for a 100 basis point increase in interest rates on its fixed securities and mortgage loans. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produced a loss in fair value of $14 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of the Company's net foreign denominated investments produced a loss of $8.6 million that would impact the unrealized appreciation and foreign currency translation in shareholders' equity.


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




                              PICO HOLDINGS, INC.


Dated:  August 8, 2002        By:  /s/ Maxim C. W. Webb
                                  --------------------------------------
                                  Maxim C. W. Webb
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)

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

            99.1 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

            99.2 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

               ----------

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