Form 10-Q
period 2002-09-30
PICO HOLDINGS INC /NEW
filed 2002-11-07
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q



                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from ___________ to

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 12,381,878 as of September 30, 2002, excluding 4,420,045 shares of common stock held by the registrant and its subsidiaries.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                           --------
PART I:  FINANCIAL INFORMATION

         Item 1:     Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets as of                                              3
                     September 30, 2002 and December 31, 2001

                     Condensed Consolidated Statements of Operations for the                                  4
                     Three and Nine Months Ended September 30, 2002 and 2001

                     Condensed Consolidated Statements of Cash Flows for the                                  5
                     Nine Months Ended September 30, 2002 and 2001

                     Notes to Condensed Consolidated Financial Statements                                     6

         Item 2:     Management's Discussion and Analysis of Financial                                        9
                     Condition and the Results of Operations

         Item 3:     Quantitative and Qualitative Disclosure About Market Risk                               23

         Item 4:     Controls and Procedures                                                                 23


PART II:  OTHER INFORMATION

         Item 1:     Legal Proceedings                                                                       24

         Item 2:     Changes in Securities and Use of Proceeds                                               24

         Item 3:     Defaults Upon Senior Securities                                                         24

         Item 4:     Submission of Matters to a Vote of Security Holders                                     24

         Item 5:     Other Information                                                                       24

         Item 6:     Exhibits and Reports on Form 8-K                                                        24

         Signature                                                                                           25

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                       September 30,            December 31,
                                                                                            2002                    2001
                                                                                     -------------------     -------------------
                                         ASSETS
Investments                                                                                $178,940,808          $157,843,376
Cash and cash equivalents                                                                     9,696,706            17,361,624
Premiums and other receivables, net                                                          15,838,999            18,076,561
Reinsurance receivables                                                                      26,113,230            23,783,106
Deferred policy acquisition costs                                                             7,746,278             6,913,589
Land and related mineral rights and water rights, net                                       120,341,864           125,997,642
Property and equipment, net                                                                   3,048,746             2,727,931
Net deferred income taxes                                                                     6,937,065             7,299,015
Goodwill and intangibles, net                                                                 2,643,841             3,487,414
Other assets                                                                                 10,616,391             9,644,256
                                                                                     -------------------   -------------------
         Total assets                                                                      $381,923,928          $373,134,514
                                                                                     ===================   ===================

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                                  $95,659,878           $98,449,053
Unearned premiums                                                                            31,803,008            28,143,296
Reinsurance balance payable                                                                   3,921,192             5,458,720
Bank and other borrowings                                                                    14,222,176            14,596,302
Excess of fair value of net assets acquired over purchase price                                                     2,792,597
Other liabilities                                                                            16,790,261            13,992,803
                                                                                     -------------------   -------------------
       Total liabilities                                                                    162,396,515           163,432,771
                                                                                     -------------------   -------------------
Minority interest                                                                             3,183,965             3,062,190
                                                                                     -------------------   -------------------
Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
     16,801,923 issued in 2002 and 16,784,223 issued in 2001                                     16,802                16,784
Additional paid-in capital                                                                  236,082,703           235,844,655
Retained earnings                                                                            69,533,343            64,666,746
Accumulated other comprehensive loss                                                        (11,093,831)          (15,759,997)
Treasury stock, at cost (common shares: 4,420,045 in 2002 and 4,415,607 in 2001)            (78,195,569)          (78,128,635)
                                                                                     -------------------   -------------------
         Total shareholders' equity                                                         216,343,448           206,639,553
                                                                                     -------------------   -------------------
                 Total liabilities and shareholders' equity                                $381,923,928          $373,134,514
                                                                                     ===================   ===================



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended September 30,  Nine Months Ended September 30,
                                                               2002            2001            2002            2001
                                                        ---------------   -------------    ------------    --------------
Revenues:
  Premium income                                           $ 11,812,489    $ 10,664,561    $ 33,663,711    $ 31,239,174
  Net investment income                                       2,291,049       2,451,414       7,310,447       7,733,542
  Net realized gain (loss) on investments                     5,070,607      (2,924,038)      6,047,390      (5,208,278)
  Sale of land and water rights                                 872,113       4,486,094       9,788,550      15,635,891
  Other                                                       1,503,229       1,071,194       3,870,408       3,170,122
                                                           ------------    ------------    ------------    ------------
  Total revenues                                             21,549,487      15,749,225      60,680,506      52,570,451
                                                           ------------    ------------    ------------    ------------
Costs and Expenses:
  Loss and loss adjustment expenses                           8,172,065       6,773,583      23,297,764      22,477,305
  Insurance underwriting and other expenses                   8,459,706       6,110,690      24,197,991      26,278,644
  Cost of land and water rights sold                            521,149         163,995       6,072,624       7,315,173
                                                           ------------    ------------    ------------    ------------
  Total costs and expenses                                   17,152,920      13,048,268      53,568,379      56,071,122
                                                           ------------    ------------    ------------    ------------
Equity in loss of unconsolidated affiliates                    (570,008)     (1,176,837)     (1,500,404)     (1,020,782)
                                                           ------------    ------------    ------------    ------------
Income (loss) before income taxes, minority
  interest and accounting change                              3,826,559       1,524,120       5,611,723      (4,521,453)
Provision (benefit) for income taxes                          2,240,165         186,485       2,908,992      (1,857,369)
                                                           ------------    ------------    ------------    ------------
Income (loss) before minority interest
  and accounting change                                       1,586,394       1,337,635       2,702,731      (2,664,084)
Minority interest in loss of subsidiaries                       141,899          26,699         378,227         284,691
                                                           ------------    ------------    ------------    ------------
Income (loss) before accounting change                        1,728,293       1,364,334       3,080,958      (2,379,393)
Cumulative effect of change in accounting principle, net                                      1,785,639        (980,571)
                                                           ------------    ------------    ------------    ------------
 Net income (loss)                                         $  1,728,293    $  1,364,334    $  4,866,597    $ (3,359,964)
                                                           ============    ============    ============    ============
Net income (loss) per common share - basic:
  Income (loss) before accounting change                   $       0.14    $       0.11    $       0.25    $      (0.19)
  Cumulative effect of change in accounting principle                                              0.14           (0.08)
                                                           ------------    ------------    ------------    ------------
    Net income (loss) per common share                     $       0.14    $       0.11    $       0.39    $      (0.27)
                                                           ------------    ------------    ------------    ------------
Weighted average shares outstanding                          12,381,878      12,390,096      12,374,235      12,390,096
                                                           ============    ============    ============    ============
Net income (loss) per common share - diluted:
  Income (loss) before accounting change                   $       0.14    $       0.11    $       0.25    $      (0.19)
  Cumulative effect of change in accounting principle                                              0.14           (0.08)
                                                           ------------    ------------    ------------    ------------
    Net income (loss) per common share                     $       0.14    $       0.11    $       0.39    $      (0.27)
                                                           ------------    ------------    ------------    ------------
Weighted average shares outstanding                          12,381,878      12,408,408      12,395,737      12,390,096
                                                           ============    ============    ============    ============









   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Nine Months Ended September 30,
                                                                 2002            2001
                                                             ------------    ------------

OPERATING ACTIVITIES:
  Net cash provided by operating activities                  $  4,244,193    $  1,096,740
                                                             ------------    ------------
INVESTING ACTIVITIES:
  Purchases of investments                                    (92,263,593)    (76,281,671)
  Proceeds from sale of investments                            58,052,197      60,300,507
  Proceeds from maturity of investments                        25,924,307       9,285,000
  Proceeds from the sale of Semitropic                                          7,586,014
  Purchases of property and equipment                            (497,776)       (678,498)
  Other investing activities, net                                (375,574)        244,110
                                                             ------------    ------------
    Net cash provided by (used in) investing activities        (9,160,439)        455,462
                                                             ------------    ------------
FINANCING ACTIVITIES:
  Repayments of debt                                           (3,973,098)     (2,479,464)
  Purchase of treasury stock for deferred compensation plans      (66,934)
  Proceeds from exercise of stock options                         238,066
  Cash paid to minority partners of Fishsprings Ranch, LLC                       (500,000)
  Proceeds from borrowings                                      2,604,911       2,163,255
                                                             ------------    ------------
    Net cash used in financing activities                      (1,197,055)       (816,209)
                                                             ------------    ------------
Effect of exchange rate changes on cash                        (1,551,617)       (117,833)
                                                             ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (7,664,918)        618,160

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 17,361,624      13,644,312
                                                             ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  9,696,706    $ 14,262,472
                                                             ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest:                               $    636,798    $    639,837
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

         In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of September 30, 2002 and December 31, 2001, the results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001, have been included and are only of a normal recurring nature. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and the Results of Operations and Risk Factors contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the SEC.

         The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, deferred policy acquisition costs, deferred income taxes, accounts and loans receivable, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of September 30, 2002 and December 31, 2001, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

2.   EARNINGS (LOSS) PER SHARE

         The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings or loss per share is based on the actual weighted average common shares outstanding during the period. Diluted earnings or loss per share is similar to basic earnings per share, except the weighted shares outstanding includes the dilutive effect of the Company's stock options. Such securities are dilutive if the strike price is less than the average market price of the Company's stock during the period and the Company has earnings for the period. In computing earnings per share, all antidilutive securities, which are options only for the Company, are ignored. The following reconciles basic and diluted shares outstanding for the periods presented.

                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                       2002           2001                2002           2001
                                    ------------   ------------        ------------   ------------
Net income (loss)                   $  1,728,293   $  1,364,334        $  4,866,597   $ (3,359,964)
                                    ============   ============        ============   ============
Basic earnings (loss) per share     $       0.14   $       0.11        $       0.39   $      (0.27)
                                    ============   ============        ============   ============
Basic weighted average
  common shares outstanding           12,381,878     12,390,096          12,374,235     12,390,096
Options                                                  18,312              21,502
                                    ------------   ------------        ------------   ------------
Diluted weighted average
  common shares outstanding           12,381,878     12,408,408          12,395,737     12,390,096
Diluted earnings (loss) per share   $       0.14   $       0.11        $       0.39   $      (0.27)
                                    ============   ============        ============   ============
Anti-Dilutive Options                  1,772,420        832,000           1,261,048      1,628,656
                                    ============   ============        ============   ============

3.   COMPREHENSIVE INCOME (LOSS)

          The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

          The components of comprehensive income (loss) are as follows:

                                                   Three Months Ended September 30,        Nine Months Ended September 30,
                                                     2002                 2001                2002               2001
                                                ----------------    -----------------    ---------------    ---------------
Net income (loss)                                  $  1,728,293          $ 1,364,334         $4,866,597       $ (3,359,964)
Net change in unrealized depreciation
  on available for sale investments                  (3,113,304)          (1,532,359)         2,188,955         (3,936,853)
Net change in foreign currency translation              235,407              514,364          2,477,211            577,486
                                                ----------------    -----------------    ---------------    ---------------
Total comprehensive income (loss)                  $ (1,149,604)         $   346,339         $9,532,763       $ (6,719,331)
                                                ================    =================    ===============    ===============


          Total comprehensive income (loss) for the three months ended September 30, 2002 is net of deferred income tax benefit of $2.5 million and for the nine months comprehensive income is net of a deferred income tax expense of $312,000. For the three and nine months ended September 30, 2001, total comprehensive income (loss) is net of a deferred income tax benefit of $1.9 million and $2.8 million, respectively.

          The components of accumulated comprehensive loss are as follows:

                                          September 30,   December 31,
                                             2002             2001
                                          ------------    ------------
Unrealized depreciation
  on available for sale investments       $ (8,444,244)   $(10,633,199)
Foreign currency translation                (2,649,587)     (5,126,798)
                                          ------------    ------------
Accumulated other comprehensive loss      $(11,093,831)   $(15,759,997)
                                          ============    ============

          Accumulated other comprehensive loss is net of deferred income tax asset of $347,000 at September 30, 2002, and a deferred income tax asset of $1.5 million at December 31, 2001.

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

          In 2000, PICO Holdings loaned a total of $2.2 million to Dominion Capital Pty. Ltd. ("Dominion Capital"), a private Australian company. In 2001, $1.2 million of the loans became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO has commenced a legal action through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing legal action, and our ability to realize the assets collateralizing the loans, PICO has recorded an allowance for the total outstanding balance of $2.3 million for the loans and interest. PICO has been awarded summary judgment in relation to the principle and interest on the $1.2 million loan and, as a result, Dominion Capital has been placed in receivership. The court appointed receiver is in the process of ascertaining Dominion Capital's assets and liabilities. Discovery proceedings are under way in PICO's lawsuit concerning the $1 million loan (with interest).

         The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5.   CUMULATIVE CHANGES IN ACCOUNTING PRINCIPLE

         Effective January 1, 2002 the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS 142 is reflected in the Company's consolidated financial statements as a cumulative effect of change in accounting principle. The cumulative adjustment of $1.8 million is comprised of negative goodwill of $2.8 million and positive goodwill of $1 million. The remaining balance of $2.4 million at January 1, 2002 was classified as an intangible asset with a finite life. Accordingly, it will be amortized over its remaining life of 8 years and tested for impairment at least annually.

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

         Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities." As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in fair value in earnings for the period of change unless the derivative qualifies as an effective hedge that offsets certain exposure. As a result of this adoption, the Company recorded a transition adjustment in the first quarter of 2001 that decreased net income by approximately $1 million, net of a $500,000 tax benefit, and increased other comprehensive income by the same amount (no effect on shareholders' equity). These adjustments have been reported as a cumulative effect of change in accounting principle. The current impacts of SFAS No. 133 are included in realized investment gains and losses on the statement of operations and for the three and nine months ended September 30, 2002, primarily include the fluctuation in the value of the warrants and options to purchase shares of HyperFeed Technologies, Inc. and Australian Oil & Gas Corporation Limited, respectively. The value of the HyperFeed warrants is determined each period using the Black Scholes option pricing model. The model uses the current market price of the common stock of HyperFeed, and various assumptions, updated each reporting period, in calculating an estimated fair value: no dividend yield; a risk-free interest rate ranging between 4.2% to 1.0%; an expected life of one year; and a historical 5 year cumulative volatility that has ranged from 104% to 128%. Future effects are dependent on market conditions. The value of the publicly traded Australian Oil & Gas Corporation Limited options are valued using a market quote and included in the statement of operations using SFAS 133 until they were sold in July, 2002.

6.   SUBSEQUENT EVENT

         On October 21, 2002, PICO signed a definitive agreement to sell Sequoia Insurance Company. It is anticipated that the sale will close in the first quarter of 2003. The sale is conditional on the approval of the California Department of Insurance and other customary closing conditions. The final sale price will be determined after the closing, with a base price of $40 million, which is subject to adjustment based on movement in either GAAP shareholders' equity or statutory surplus between June 30, 2002 and the date of closing. Sequoia's results are reported in the Property & Casualty Insurance segment. At September 30, 2002, Sequoia had total assets of $119 million, including $73.8 million of investments and $18.3 million of reinsurance receivables, and total liabilities of $80.6 million, including $41.6 million of unpaid losses and loss adjustment expenses and $31.8 million in unearned premiums. At September 30, 2002, the net carrying value of Sequoia was approximately $38.4 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES LAWS. THESE INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE COMPANY'S PHILOSOPHY, PLANS FOR EXPANSION, BUSINESS EXPECTATIONS, AND REGULATORY FACTORS. THESE STATEMENTS REFLECT OUR CURRENT VIEWS ABOUT FUTURE EVENTS WHICH COULD AFFECT OUR FINANCIAL PERFORMANCE. WE DO NOT UNDERTAKE ANY OBLIGATION TO UPDATE ANY "FORWARD-LOOKING STATEMENTS." YOU SHOULD NOT PLACE UNDUE RELIANCE ON "FORWARD-LOOKING STATEMENTS" BECAUSE THEY ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE LISTED UNDER "RISK FACTORS" AND ELSEWHERE IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH "FORWARD-LOOKING STATEMENTS," OR FROM OUR PAST RESULTS.

RESULTS OF OPERATIONS -- THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

INTRODUCTION

     PICO Holdings, Inc. is a diversified holding company. We acquire businesses which our management believes:

-    are undervalued at the time we buy them; and

- have the potential to provide a superior rate of return over time, after considering the risk involved.

     Our over-riding objective is to generate superior long-term growth in shareholders' equity, as measured by book value per share.

     Currently our major businesses are:

- owning and developing water rights and water storage operations through Vidler Water Company, Inc.;

- owning and developing land and the related water rights and mineral rights through Nevada Land & Resource Company, LLC, which owns approximately 1.2 million acres of land in Nevada;

-    property and casualty insurance through Sequoia Insurance Company;

- "running off" the property and casualty loss reserves of Citation Insurance Company, and the medical professional liability insurance loss reserves of Physicians Insurance Company of Ohio; and

-    a number of long term holdings in other public companies.

SUMMARY

THIRD QUARTER

     PICO reported net income of $1.7 million, or $0.14 per basic and diluted share, for the quarter ended September 30, 2002, compared to net income of $1.4 million, or $0.11 per diluted share, in the third quarter of 2001.

     For the third quarter of 2002, income before taxes, minority interest, and accounting changes was $3.8 million. After a provision for income taxes of $2.2 million and the addition of $142,000 in minority interest, net income was $1.7 million. The effective tax rate was approximately 59%, due to tax benefits on foreign losses being recorded at the Swiss statutory rate of 12.6% rather than the U.S. statutory rate of 34%.

     During the quarter, shareholders' equity decreased by $1 million to $216.3 million at September 30, 2002, primarily due to net unrealized depreciation in the value of long term holdings. Book value per share at September 30, 2002 was $17.47. The comprehensive loss for the quarter was $1.1 million. See Note 3 of Notes to Consolidated Financial Statements, "Comprehensive Income (Loss)."

     In the third quarter of 2001, PICO generated income of $1.5 million before taxes, minority interest, and accounting changes. After a tax provision of $187,000 and the addition of $27,000 in minority interest, net income was $1.4 million. Comprehensive income for the third quarter of 2001 was $346,000.

NINE MONTHS

     PICO reported net income of $4.9 million, or $0.39 per basic and diluted share, for the nine months ended September 30, 2002. This consisted of $3.1 million in income before an accounting change, or $0.25 per share, and an accounting change which increased income by $1.8 million, or $0.14 per share. From January 1, 2002, PICO adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually rather than amortized over time. As a result of adopting this standard, PICO recorded income of $1.8 million. This reflected the surplus of negative goodwill arising from the 1996 reverse merger of Physicians Insurance Company of Ohio and Citation Insurance

Group (now known as PICO Holdings, Inc.) over the write-off of positive goodwill items, which were determined to be impaired. See Note 5 of Notes to Consolidated Financial Statements, "Cumulative Changes in Accounting Principle," and the Property & Casualty Insurance segment.

     Income before taxes, minority interest and accounting changes for the first nine months of 2002 was $5.6 million. After a provision for income taxes of $2.9 million and the addition of $378,000 in minority interest, income before the accounting change was $3.1 million. During the nine months, shareholders' equity increased by $9.7 million. Comprehensive income was $9.5 million.

     PICO reported a net loss of $3.4 million, or $0.27 per basic and diluted share, for the nine months ended September 30, 2001. This consisted of a $2.4 million loss before an accounting change, or $0.19 per share, and an accounting change which reduced income by $981,000, or $0.08 per share. The accounting change related to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities" from January 1, 2001.

     The $4.5 million loss before income taxes, minority interest and accounting changes for the first nine months of 2001 was partially offset by $1.9 million in income tax benefits, and the addition of $285,000 in minority interest. The comprehensive loss for the first nine months of 2001 was $6.7 million.

     Segment revenues and income (loss) before taxes, minority interest and accounting changes for the third quarter and the first nine months of 2002 and 2001 were:

                                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------    -------------------------------
                                                     2002            2001               2002            2001
                                                 ------------    ------------       ------------    ------------
REVENUES:
Water Rights & Water Storage Assets              $    935,000    $  4,757,000       $ 10,074,000    $ 16,511,000
Land and Related Mineral Rights & Water Rights        714,000         737,000          1,908,000       1,711,000
Property & Casualty Insurance                      14,022,000      12,732,000         39,206,000      37,577,000
Medical Professional Liability Insurance              161,000         301,000            559,000      (3,117,000)
Long Term Holdings                                  5,717,000      (2,778,000)         8,933,000        (112,000)
                                                 ------------    ------------       ------------    ------------
                                                 $ 21,549,000    $ 15,749,000       $ 60,680,000    $ 52,570,000
                                                 ============    ============       ============    ============

INCOME (LOSS) BEFORE TAXES, MINORITY
INTEREST & CUMULATIVE EFFECT OF CHANGES
IN ACCOUNTING PRINCIPLES:
Water Rights & Water Storage Assets              $   (826,000)   $  3,517,000       $    (90,000)   $  4,716,000
Land and Related Mineral Rights & Water Rights        134,000         231,000           (644,000)        322,000
Property & Casualty Insurance                       1,624,000       2,098,000          3,596,000       3,125,000
Medical Professional Liability Insurance               33,000         159,000            121,000      (3,610,000)
Long Term Holdings                                  2,862,000      (4,481,000)         2,629,000      (9,074,000)
                                                 ------------    ------------       ------------    ------------
                                                 $  3,827,000    $  1,524,000       $  5,612,000    $ (4,521,000)
                                                 ============    ============       ============    ============


     Detailed information on the performance and outlook for each segment is contained later in this report; however, the major factors affecting PICO's third quarter and nine month results were:

WATER RIGHTS & WATER STORAGE ASSETS

     Vidler's results for the first nine months of 2002 were dominated by three significant transactions -- two sales of ground water and related land in the Harquahala Valley Irrigation District, and a sale of water rights in Colorado. These transactions added $8.4 million in revenues and $2.6 million in gross margin, and represented most of the segment's revenues and gross margin.

     In the third quarter of 2001, a $4.1 million gain from the sale of part of our interest in the Semitropic water storage facility was the principal contributor to Vidler's revenues and segment income.

     During the first nine months of 2001, Vidler completed a sale of land and ground water in the Harquahala Valley Irrigation District, and two sales of interests in the Semitropic water storage facility. These transactions added $15.1 million to revenues and $8 million to income, and were the principal contributors to segment revenues and income.

LAND AND RELATED WATER RIGHTS & MINERAL RIGHTS

     Nevada Land reported a loss of $644,000 for the first nine months of 2002. Segment expenses were unusually high in the first six months of this year due to legal and related costs, and a one-time write-off of previously capitalized costs.

PROPERTY & CASUALTY INSURANCE

     Segment income increased $471,000 year over year for the nine months, but decreased $474,000 year over year in the third quarter. Sequoia's results for both periods in 2002 benefited from increased average premiums per commercial policy. In the first nine months of 2002, Sequoia's claims experience was more favorable than in the first nine months of 2001; however, the Company's claims experience was less favorable in the third quarter of 2002 than in the third quarter of 2001. The contribution from the Citation "run off" declined in both periods.

MEDICAL PROFESSIONAL LIABILITY INSURANCE

     In the first nine months of 2002, revenues from the Physicians "run off" were $559,000 and segment income was $121,000.

     Segment results for the first nine months of 2001 were dominated by a $4.1 million realized loss on the sale of a mutual fund investment. Excluding the realized loss, the segment would have generated revenues of $941,000 and income of $448,000 for the first nine months of 2001.

LONG TERM HOLDINGS

     In the third quarter of 2002, segment income was $2.9 million, compared to a $4.5 million segment loss in the third quarter of 2001. In the third quarter of 2002, segment income was increased by $3.9 million in net realized gains on the sale of investments, while segment income in the third quarter of 2001 was reduced by a $3.2 million SFAS No. 133 loss.

     The segment generated income of $2.6 million in the first nine months of 2002, compared to a segment loss of $9.1 million in the first nine months of 2001. In the first nine months of 2002, segment income included $4 million in net realized gains on the sale of investments. In the first nine months of 2001, segment income was reduced by a $1.5 million SFAS No. 133 loss, $2.3 million in provisions against two loans, and a $500,000 investment loss.

                      WATER RIGHTS AND WATER STORAGE ASSETS

                           VIDLER WATER COMPANY, INC.

                                                               THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------    -------------------------------
                                                                   2002               2001             2002             2001
                                                               ------------        -----------      ------------     ------------
REVENUES:
Sale of Land and Water Rights                                  $    500,000                         $  8,873,000     $  9,095,000
Option Premiums Earned                                                                                                    300,000
Gain on sale of Semitropic Water Storage interest                                  $ 4,086,000                          5,701,000
Lease of Water                                                       55,000            110,000           207,000          195,000
Agricultural Land Leases                                            168,000            201,000           521,000          606,000
Other                                                               212,000            360,000           473,000          614,000
                                                               ------------        -----------      ------------     ------------
Segment Total Revenues                                         $    935,000        $ 4,757,000      $ 10,074,000     $ 16,511,000
                                                               ============        ===========      ============     ============
EXPENSES:
Cost of Land and Water Rights Sold                             $   (400,000)                        $ (5,710,000)    $ (6,524,000)
Commission and other cost of sales                                  (17,000)                            (515,000)        (546,000)
Depreciation and Amortization                                      (238,000)       $  (327,000)         (715,000)      (1,049,000)
Interest                                                           (121,000)          (157,000)         (379,000)        (504,000)
Operations, Maintenance & Other                                    (985,000)          (756,000)       (2,845,000)      (3,172,000)
                                                               ------------        -----------      ------------     ------------
Segment Total Expenses                                         $(1,761,000)        $(1,240,000)     $(10,164,000)    $(11,795,000)
                                                               ------------        -----------      ------------     ------------
INCOME (LOSS) BEFORE TAX                                       $  (826,000)        $ 3,517,000      $    (90,000)    $  4,716,000
                                                               ============        ===========      ============     ============

     Vidler's revenues and gross margin fluctuate from quarter to quarter depending on the closing of specific transactions, so revenues and gross margin for any individual quarter are not necessarily indicative of likely full-year results.

     During the third quarter of 2002, Vidler closed on the previously disclosed agreement to sell 7 acres of unimproved land near West Wendover, Nevada (see later in this section). This transaction added $500,000 to revenues and $83,000 to gross margin. Other revenues were $435,000, other segment expenses were $1.3 million, and Vidler incurred a pre-tax loss of $826,000 for the third quarter of 2002.

     Vidler's results for the first nine months of 2002 were dominated by three significant transactions:

- in March, Vidler closed on the sale of 3,645 acre-feet of water rights and the related 1,215 acres of land in the Harquahala Valley Irrigation District to golf course developers near Scottsdale, Arizona. This is Vidler's first sale of transferable Harquahala Valley ground water for municipal use. The transaction was recorded in the first quarter, and added $5.2 million to revenues and $1.9 million to gross margin in the first nine months of 2002;

- also in March, Vidler closed on the previously announced sale of its interest in Cline Ranch to Centennial Water and Sanitation District, which added $2.1 million to revenues and $120,000 to gross margin in the first nine months of 2002; and

- in May, Vidler closed on the sale of 480 acre-feet of water rights and the related 240 acres of land in the HVID to an industrial user within the Valley. The transaction was recorded in the second quarter, and added $1 million to revenues and $556,000 to gross margin in the first nine months of 2002.


Combined, these three transactions contributed $8.4 million to revenues and $2.6 million to gross margin. Other revenues were $1.7 million, other segment expenses were $4.4 million, and Vidler generated a $90,000 pre-tax loss for the first nine months of 2002.

     In the third quarter of 2001, Vidler sold part of its interest in the Semitropic water storage facility which added $4.1 million to segment revenues and $4.1 million to income. Other revenues were $671,000, other expenses were $1.2 million, and Vidler generated a pre-tax profit of $3.5 million in the third quarter of 2001.

     Vidler's results for the first nine months of 2001 were also dominated by three significant transactions:


- in March 2001, Vidler closed on the sale of 6,496.5 acre-feet of water rights and 2,589 acres of land in the Harquahala Valley to a unit of Allegheny Energy, Inc. for industrial use. The sale contributed total revenues of $9.4 million and gross margin of $2.3 million in the first nine months of 2001;

- in May 2001, Vidler closed on the sale of 29.7% of its original interest (i.e., approximately 55,000 acre-feet of water storage capacity) in the Semitropic water storage facility to The Newhall Land and Farming Company. The sale added $1.6 million to revenues and $1.6 million to gross margin in the first nine months of 2001; and

- in the transaction referenced in the preceding paragraph, in September 2001, Vidler closed on the sale of another 54.1% of its original interest (i.e., approximately 100,000 acre-feet of water storage capacity) in the Semitropic water storage facility to the Alameda County Water District. The transaction was recorded in the third quarter of 2001, and added $4.1 million to revenues and $4.1 million to income in the first nine months of 2001.

Combined, these three transactions contributed $15.1 million to revenues and $8 million to income. Other revenues were $1.4 million, other segment expenses were $4.7 million, and Vidler generated $4.7 million in income before taxes for the first nine months of 2001.

     Our 2001 Form 10-K report contains a detailed description of Vidler's water rights and water storage operations. The following section updates this information for significant developments during the first nine months:

VIDLER ARIZONA RECHARGE FACILITY

     Discussions are continuing with governmental and private entities to store water at the facility. Although Vidler has not stored water for customers at the facility yet, the company has been recharging water for its own account since 1998, when the pilot facility was constructed. Vidler purchased the water from the Central Arizona Project, and intends to resell this water at an appropriate time. At September 30, 2002, Vidler had recharged more than 13,000 acre-feet of water at the facility.

HARQUAHALA VALLEY WATER RIGHTS

     The sales price for the water rights sold to the golf course developers near Scottsdale, Arizona, represents $1,450 per acre-foot of transferable Harquahala Valley ground water.

     Vidler owns, or has the right to acquire, approximately 49,550 acre-feet of transferable Harquahala Valley ground water. Vidler is working on further sales of transferable Harquahala Valley ground water to both industrial users and to communities and developers.

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

WEST WENDOVER, NEVADA

     As the result of a land exchange in 1999, Vidler acquired several parcels of developable land near West Wendover, Nevada, totaling approximately 6,300 acres. West Wendover is adjacent to the Nevada/Utah border in the Interstate 80 corridor. West Wendover is approximately 120 miles from Salt Lake City, Utah, and attracts a significant number of drive-in visitors from Utah, a state where gaming is prohibited.

     Vidler attained direct management of this land in 2001. The first parcel to be developed is approximately 82 acres of industrial land. Vidler sold 7 acres of unimproved land for $500,000 to a user who is responsible for installing offsite utilities and access road improvements for an industrial park. We anticipate that these improvements will allow Vidler to sell the remaining 75 acres as higher-value industrial land.

     Vidler is examining alternatives for the remaining parcels, including industrial, commercial, hotel/casino, and residential development.

                LAND AND RELATED MINERAL RIGHTS AND WATER RIGHTS

                       NEVADA LAND & RESOURCE COMPANY, LLC

                          THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                          --------------------------------          --------------------------------
                              2002           2001                        2002           2001
                           -----------    -----------                 -----------    -----------
REVENUES:
Sale of Land                 $ 372,000      $ 401,000                 $   915,000    $   840,000
Lease and Royalty              203,000        230,000                     571,000        510,000
Interest and Other             139,000        106,000                     422,000        361,000
                             ---------      ---------                 -----------    -----------
Segment Total Revenues       $ 714,000      $ 737,000                 $ 1,908,000    $ 1,711,000
                             =========      =========                 ===========    ===========

EXPENSES:
Cost of Land Sales           $(121,000)     $(164,000)                $  (362,000)   $  (349,000)
Operating Expenses            (459,000)      (342,000)                 (2,190,000)    (1,040,000)
                             ---------      ---------                 -----------    -----------
Segment Total Expenses       $(580,000)     $(506,000)                $(2,552,000)   $(1,389,000)
                             =========      =========                 ===========    ===========
INCOME (LOSS) BEFORE TAX     $ 134,000      $ 231,000                 $  (644,000)   $   322,000
                             =========      =========                 ===========    ===========

     Nevada Land does not recognize land sales contracts as revenues until the sales transactions close. Consequently, revenues and the gross margin from land sales fluctuate from quarter to quarter depending on the closing of specific transactions, and land sales revenues and gross margin for any individual quarter are not necessarily indicative of likely full-year results.

     In the third quarter of 2002, Nevada Land sold approximately 1,577 acres of land for $372,000. The average sales price was $236 per acre, and our average basis in the land sold was $77 per acre. The gross margin on land sales was $251,000, or $159 per acre, a gross margin percentage of 67.4%. Lease and royalty revenues were $203,000, and interest and other revenues contributed $139,000. Following operating expenses of $459,000, the segment reported income of $134,000.

     In the third quarter of 2001, Nevada Land sold approximately 5,200 acres of land for $401,000. The average sales price was $77 per acre, and our average basis in the land sold was $32 per acre. The gross margin on land sales was $237,000, or $45 per acre, a gross margin percentage of 59.1%. Lease and royalty revenues were $230,000, and interest and other revenues were $106,000. Following operating expenses of $342,000, segment income was $231,000.

     The $97,000 year over year decrease in the third quarter segment result is primarily attributable to a $117,000 increase in operating expenses year over year.

     During the first nine months of 2002, Nevada Land sold approximately 7,779 acres of land for $915,000. The average sales price was $118 per acre, and our average basis in the land sold was $47 per acre. The gross margin on land sales was $553,000, or $71 per acre, a gross margin percentage of 60.4%. Lease and royalty revenues were $571,000, and interest and other revenues contributed $422,000. Following operating expenses of $2.2 million, the segment loss was $644,000.

     During the first nine months of 2001, Nevada Land sold approximately 9,643 acres of land for $840,000. The average sales price was $87 per acre, and our average basis in the land sold was $36 per acre. The gross margin on land sales was $491,000, or $51 per acre, a gross margin percentage of 58.5%. Lease and royalty revenues were $510,000, and interest and other revenues were $361,000. Following operating expenses of $1 million, segment income was $322,000.

     For the nine months, the segment result decreased by $966,000, primarily due to an increase of $1.1 million in operating expenses. Operating expenses in the first half of this year were unusually high due to approximately $613,000 in legal and related expenses, and a one-time write-off of $261,000 in previously capitalized costs.

     Nevada Land is pursuing a variety of strategies to monetize the company's assets. These strategies include bulk sales of ranch land, and transactions in which Nevada Land divests significant acreage of land with environmental, cultural, or historical value.

                         PROPERTY AND CASUALTY INSURANCE

                               THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                               --------------------------------               -------------------------------
                                    2002            2001                           2002            2001
                                 ------------    ------------                  ------------    ------------

REVENUES:
Sequoia - Earned Premiums        $ 12,237,000    $ 10,623,000                  $ 34,088,000    $ 31,020,000
Citation - Earned Premiums           (424,000)         41,000                      (424,000)        220,000
Investment Income                   1,397,000       1,618,000                     4,101,000       4,642,000
Realized Investment Gains             792,000         228,000                     1,271,000         885,000
Other                                  20,000         222,000                       170,000         810,000
                                 ------------    ------------                  ------------    ------------
Segment Total Revenues           $ 14,022,000    $ 12,732,000                  $ 39,206,000    $ 37,577,000
                                 ============    ============                  ============    ============

EXPENSES:
Loss & Loss Adjustment Expense   $ (8,172,000)   $ (6,774,000)                 $(23,297,000)   $(22,483,000)
Underwriting Expenses              (4,226,000)     (3,860,000)                  (12,313,000)    (11,969,000)
                                 ------------    ------------                  ------------    ------------
Segment Total Expenses           $(12,398,000)   $(10,634,000)                 $(35,610,000)   $(34,452,000)

INCOME BEFORE TAXES:
Sequoia Insurance Company        $  1,224,000    $  1,489,000                  $  2,417,000    $  1,139,000
Citation Insurance Company            400,000         609,000                     1,179,000       1,986,000
                                 ------------    ------------                  ------------    ------------
SEGMENT INCOME BEFORE TAXES      $  1,624,000    $  2,098,000                  $  3,596,000    $  3,125,000
                                 ============    ============                  ============    ============

     The Property and Casualty segment is comprised of Sequoia Insurance Company and Citation Insurance Company.

     On October 21, 2002, we announced the signing of a definitive agreement to sell Sequoia. It is anticipated that the sale will close in the first quarter of 2003. The sale is conditional on the approval of the California Department of Insurance and other customary closing conditions. The final sale price will be determined after the closing, with a base price of $40 million, which is subject to adjustment based on movement in either GAAP shareholders' equity or statutory surplus between June 30, 2002 and the date of closing.

     Sequoia's primary business is commercial property and casualty insurance in California and Nevada, focusing on the niche markets of small to medium-sized businesses and farms. Sequoia also writes selected lines of personal insurance.

     In the past, Citation wrote commercial property and casualty insurance in California, Nevada, and Arizona. Citation is in "run off," which means that the company is handling claims arising from historical business, but not writing any business. The last of Citation's policies expired in December 2001.

SEQUOIA INSURANCE COMPANY

     In the third quarter of 2002, Sequoia generated $18.8 million of direct written premiums, comprised of $14.8 million in commercial lines of insurance and $4 million in personal lines. Direct written premiums increased $4.1 million, or 28.4%, year over year. The increase was primarily due to growth of $3.6 million in commercial lines, resulting from a 20.4% increase in the average premium per commercial policy year over year, and an increase of approximately 2% in the number of in-force commercial policies.

     For the third quarter of 2002, Sequoia generated total revenues of $14 million, including $12.2 million in earned insurance premiums, $990,000 in investment income, and $792,000 in realized gains on the sale of investments. Sequoia incurred an operating loss (i.e., loss before investment income, realized gains, and taxes) of $558,000 for the quarter. The operating loss included a benefit of approximately $122,000 for favorable development in prior year loss reserves during the third quarter of 2002.

     The investment gains were primarily realized on the sale of bonds. The fixed-income portfolios of our insurance companies are focused on investment grade bonds with less than 10 years to maturity, issued by high quality companies which generate reliable free cash flow. In particular, the bond portfolios of our insurance companies contain no exposure to the technology, telecommunications, utilities, energy trading, automotive, consumer finance, and conglomerate sectors.

     In the third quarter of 2001, Sequoia produced total revenues of $11.9 million, including $10.6 million in earned insurance premiums, $976,000 in investment income, and $228,000 in realized gains. Sequoia generated an operating profit of $285,000 for the quarter, including a benefit of approximately $328,000 from favorable development in prior year loss reserves during the third quarter of 2001.

     The third quarter operating result decreased $843,000 year over year. In 2002, current year claims experience was less favorable than in 2001, and the benefit recorded from favorable development in prior year loss reserves was $206,000 less than in 2001.

     In the first nine months of 2002, Sequoia generated $47.5 million of direct written premiums, comprised of $40.3 million in commercial lines of insurance and $7.2 million in personal lines. Direct written premiums increased $9.4 million, or 24.5%, year over year, primarily due to growth of $8.1 million in commercial lines resulting from higher average premiums per commercial policy and a slight increase in the number of in-force commercial policies.

     For the first nine months of 2002, Sequoia generated total revenues of $38.3 million, including $34.1 million in earned insurance premiums, $2.9 million in investment income, and $1.2 million in realized gains. Sequoia incurred an operating loss of $1.6 million for the nine-month period, including an expense of approximately $391,000 for adverse development in prior year loss reserves.

     For the first nine months of 2001, Sequoia generated total revenues of $35.1 million, including $31 million in earned insurance premiums, $2.8 million in investment income, and $871,000 in realized gains. Sequoia incurred an operating loss of $2.5 million for the nine-month period. There was practically no reserve development over the first nine months of 2001.

     The nine-month operating loss decreased $891,000 year over year. This primarily resulted from the increase in average premium per commercial policy, slightly more favorable claims experience in 2002 than 2001 over the nine months, and the leveraging of fixed costs over a larger premium base. These positive factors were partially offset by a $380,000 higher expense for adverse development in prior year loss reserves over the nine-month period.

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

     Sequoia's combined ratio, determined on the basis of generally accepted accounting principles, for the third quarter and first nine months of 2002 and 2001 was:

                         SEQUOIA'S GAAP INDUSTRY RATIOS

                                                        THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                             2002              2001               2002                2001
                                                       ------------------ ---------------- -------------------- -----------------
Loss and Loss Adjustment Expense Ratio                        70.7%             62.6%              69.8%               71.6%
Underwriting Expense Ratio                                    34.0%             35.3%              35.5%               37.7%
                                                       ------------------ ---------------- -------------------- -----------------
Combined Ratio                                               104.7%             97.9%             105.3%              109.3%
                                                       ================== ================ ==================== =================

CITATION INSURANCE COMPANY

     In 2002, the "run off" of Citation's property and casualty insurance loss reserves has been slightly better than expected. Since Citation is in "run off," its combined ratio is not meaningful.

     In the third quarter of 2002, Citation recorded income before taxes of $400,000. This principally consisted of investment income of $407,000 and a $482,000 benefit from favorable development in Citation's property and casualty loss reserves, which were partially offset by $424,000 of additional reinsurance required for the workers' compensation line of business. Reinsurance is recorded as a reduction in earned premiums and, therefore, revenues. Citation ceased writing workers' compensation insurance in 1997, after we took over management of the Company. Citation is not liable for any additional reinsurance premiums in this line of business.

     In the third quarter of 2001, when the Company was still writing a minor amount of business, revenues were $839,000, expenses were $230,000, and Citation earned a pre-tax profit of $609,000.

     For the first nine months of 2002, Citation recorded income before taxes of $1.2 million. This principally consisted of investment income of $1.2 million and a $482,000 benefit from favorable development in Citation's property and casualty loss reserves, which were partially offset by $425,000 of additional reinsurance for the discontinued workers compensation line of business.

     In the first nine months of 2001, Citation's revenues were $2.5 million, expenses were $540,000, and Citation earned a pre-tax profit of almost $2 million.

     In 2001, Citation's revenues and income included a benefit from negative goodwill amortization of $142,000 in the third quarter, and $426,000 in the first nine months. When Citation Insurance Group (now known as PICO Holdings, Inc.) acquired Physicians in the reverse merger in 1996, a $5.7 million negative goodwill item arose. This was because the fair value of the assets acquired (i.e., Physicians) exceeded the cost of the investment (i.e., the fair value of the shares in Citation issued to the Physicians shareholders). The negative goodwill was being recognized as income over a period of 10 years in this segment. From January 1, 2002, PICO adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually rather than amortized over time. As a result of adopting this standard, the remaining negative goodwill in this segment of approximately $2.8 million was recorded as income. The negative goodwill was included in the $1.8 million cumulative effect of the change in accounting principle in the first nine months of 2002, and did not affect the segment result in 2002. See Note 5 of Notes to Condensed Consolidated Financial Statements, "Cumulative Changes in Accounting Principle."

RESERVES

     At September 30, 2002, our property and casualty insurance loss reserves were $38.9 million, net of reinsurance, compared to $39 million at June 30, 2002, and $40.4 million at December 31, 2001.

        PROPERTY AND CASUALTY INSURANCE - LOSS AND LOSS EXPENSE RESERVES

                                                       SEPTEMBER 30, 2002         JUNE 30, 2002           DECEMBER 31, 2001
                                                     ------------------------ ---------------------- -----------------------------
SEQUOIA INSURANCE COMPANY:
Direct Reserves                                           $41.6 million           $41.0 million             $ 36.9 million
Ceded Reserves                                            (18.1)                  (18.7)                     (15.7)
                                                     ------------------------ ---------------------- -----------------------------
Net Reserves                                              $23.5 million           $22.3 million             $ 21.2 million
                                                     ======================== ====================== =============================
CITATION INSURANCE COMPANY:
Direct Reserves                                           $17.5 million           $19.1 million             $ 21.0 million
Ceded Reserves                                             (2.1)                   (2.4)                      (1.8)
                                                     ------------------------ ---------------------- -----------------------------
Net Reserves                                              $15.4 million           $16.7 million             $ 19.2 million
                                                     ======================== ====================== =============================


                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                               THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                      2002           2001                    2002           2001
                                  -----------    -----------             -----------    -----------
REVENUES:
Net Investment Income               $ 157,000      $ 282,000               $ 554,000    $   941,000
Realized Investment Gain (Loss)         4,000         19,000                   5,000     (4,058,000)
                                    =========      =========               =========    ===========
Segment Total Revenues              $ 161,000      $ 301,000               $ 559,000    $(3,117,000)
                                    =========      =========               =========    ===========
EXPENSES:
Underwriting Expenses               $(128,000)     $(142,000)              $(438,000)   $  (493,000)
                                    ---------      ---------               ---------    -----------
Segment Total Expenses              $(128,000)     $(142,000)              $(438,000)   $  (493,000)
                                    =========      =========               =========    ===========
INCOME (LOSS) BEFORE TAXES          $  33,000      $ 159,000               $ 121,000    $(3,610,000)
                                    =========      =========               =========    ===========

     Physicians Insurance Company of Ohio is now in "run off," which means the Company is handling claims arising from historical business, but not writing new business. The level of loss reserve liabilities, and corresponding investment assets, in this segment are decreasing as claims are paid, and investments mature, or are sold, to provide the funds required for the claims payments.

     In the third quarter of 2002, segment revenues were $161,000, expenses were $128,000, and segment income was $33,000. For the third quarter of 2001, the segment generated revenues of $301,000, expenses were $142,000, and segment income was $159,000.

     In the first nine months of 2002, segment revenues were $559,000, expenses were $438,000, and segment income was $121,000. For the first nine months of 2001, segment revenues were negative $3.1 million, comprised of $941,000 in net investment income and a realized loss of $4.1 million on the sale of Physicians' investment in the Rydex URSA mutual fund. Following operating expenses of $493,000, the segment incurred a pre-tax loss of $3.6 million. Excluding the realized investment loss, segment income would have been $448,000.

     No unusual trends in claims emerged during the quarter.

    MEDICAL PROFESSIONAL LIABILITY INSURANCE - LOSS AND LOSS EXPENSE RESERVES

                                                       SEPTEMBER 30, 2002         JUNE 30, 2002           DECEMBER 31, 2001
                                                     ------------------------ ---------------------- -----------------------------
Direct Reserves                                           $36.5 million           $38.8 million             $40.6 million
Ceded Reserves                                             (5.3)                   (5.4)                     (5.7)
                                                     ------------------------ ---------------------- -----------------------------
Net Medical Professional Liability Reserves               $31.2 million           $33.4 million             $34.9 million
                                                     ======================== ====================== =============================

                               LONG TERM HOLDINGS

                                            THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER  30,
                                            -------------------------------          ------------------------------------
                                                  2002           2001                       2002           2001
                                               -----------    -----------                -----------    -----------
REVENUES:
Investment Income                              $   599,000    $   333,000                $ 2,195,000    $ 1,572,000
SFAS No. 133 Change in Warrants                    348,000     (3,170,000)                   782,000     (1,533,000)
Realized Investment Gain (Loss)                  3,926,000                                 3,989,000       (500,000)
Other                                              844,000         59,000                  1,967,000        349,000
                                               -----------    -----------                -----------    -----------
Segment Total Revenues                         $ 5,717,000    $(2,778,000)               $ 8,933,000    $  (112,000)
                                               ===========    ===========                ===========    ===========
SEGMENT TOTAL EXPENSES                          (2,285,000)      (526,000)                (4,803,000)    (7,941,000)
                                               -----------    -----------                -----------    -----------
INCOME (LOSS) BEFORE INVESTEE INCOME (LOSS)    $ 3,432,000    $(3,304,000)               $ 4,130,000    $(8,053,000)
                                               -----------    -----------                -----------    -----------
EQUITY SHARE OF INVESTEES' NET INCOME (LOSS)      (570,000)    (1,177,000)                (1,501,000)    (1,021,000)
                                               -----------    -----------                -----------    -----------
INCOME (LOSS) BEFORE TAXES                     $ 2,862,000    $(4,481,000)               $ 2,629,000    $(9,074,000)
                                               ===========    ===========                ===========    ===========

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

AUSTRALIAN OIL & GAS CORPORATION LIMITED

     In July 2002, PICO accepted Ensign (Australia) Holdings Pty. Ltd's cash offer of $A2.70 for the Australian Oil & Gas Corporation Limited common shares and $A1.50 for the AOG options owned by PICO. The sale proceeds were $21.1 million. Over the life of the investment, PICO recorded a total of $10.1 million in pre-tax income and realized gains from AOG. The final gain on sale of $8 million (before taxes) was recorded in the fiscal third quarter.

     Until one or more new long-term holdings have been identified, the proceeds from the AOG sale have been repatriated to the U.S. and invested in short-term fixed-income securities.

     Following the AOG sale, our largest long-term holdings are HyperFeed Technologies, Inc. and Jungfraubahn Holding AG. At September 30, 2002, these two long-term holdings had a potential market value (before taxes) of approximately $27.7 million, and a carrying value (before taxes) of $22.9 million. The tax-effected carrying value was $24.3 million.

     The details of our investment in each company at the end of the quarter were:

SEPTEMBER 30, 2002                                          CARRYING VALUE     ACCOUNTING METHOD   SHARE EQUIVALENTS  MARKET PRICE
                                                                                                                            ($USD)

CARRYING VALUE BEFORE TAXES:
HyperFeed Technologies, Inc.            Common                  $1,206,000         Equity method          11,026,888         $0.58
                                        Warrants                   435,000            Fair value           3,106,163
                                                            ---------------                       -------------------
                                        Total                   $1,641,000                                14,133,051

Jungfraubahn Holding AG                                        $21,277,000          Market value             130,177       $163.45

                                                            ---------------
Total carrying value before taxes                              $22,918,000
Deferred taxes                                                  (1,426,000)
                                                            ---------------
CARRYING VALUE, NET OF TAXES                                   $24,344,000

HYPERFEED TECHNOLOGIES, INC.

     On August 16, 2002, HyperFeed disclosed in a press release that "the Company's Board of Directors recently rejected two conditional and non-binding offers to purchase HYPR at prices that the Company felt did not fully recognize the intrinsic value of its technology and the opportunities available for more substantial creation of shareholder value by more aggressively capitalizing on its technological advantages." During August and September, HyperFeed announced a number of changes to senior management. On October 21, 2002, HyperFeed announced a series of restructuring measures, including a 21% work force reduction, the consolidation of excess facilities, and a refocusing on profitable business segments, which the Company "expected to result in $2.2 million in annual net expense reductions."

     During the third quarter of 2002, PICO exercised warrants to buy 949,032 new shares of HyperFeed for approximately $305,000, or $0.3215 per share, being the average closing bid price on the NASDAQ National Market for the 20 trading days preceding the exercise date. Including the shares obtained from the exercise of the warrants, PICO now owns 11,026,888 HyperFeed common shares, equivalent to 44.2% of the company. PICO still holds warrants to acquire 3,106,163 shares of HyperFeed common stock at an average price of $1.575 per share.

     On October 29, 2002, HyperFeed announced its results for the third quarter and nine months ended September 30, 2002. For the third quarter of 2002, HyperFeed reported total revenues of $4.7 million, gross margin of $1.5 million, and a net loss of $900,000. For the first nine months of 2002, HyperFeed reported total revenues of $15.3 million, gross margin of $5.5 million, and a net loss of $1.8 million.

     At September 30, 2002, HyperFeed had $1.3 million in cash and cash equivalents. Cash flow before financing activities was $539,000 in the first nine months of 2002.

JUNGFRAUBAHN HOLDING AG

     In September 2002, we acquired 17,505 shares of Jungfraubahn for approximately $2.7 million, increasing our investment to 130,177 shares, or approximately 22.3% of the company. We are now the largest shareholder in Jungfraubahn. Despite the increase in our shareholding to more than 20%, we continue to account for this investment under SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities." At this time, we do not believe that we have the requisite ability to exercise "significant influence" over the financial and operating policies of Jungfraubahn, and therefore do not apply the equity method of accounting.

     On September 9, 2002, Jungfraubahn announced its results for the six months to June 30, 2002. In the accompanying Letter to Shareholders, Jungfraubahn explained that the results could not be directly compared to the previous year due to the consolidation of Grindelwald-First Aerial Cableway AG ("BGF") for the first time in 2002. Reported revenues were CHF (Swiss Francs) 53.8 million, EBITDA (i.e., earnings before depreciation, interest, and taxes, as calculated by Jungfraubahn) was CHF14.2 million, and net income was CHF3.1 million, or approximately CHF5.4 per share. The Letter to Shareholders can be viewed at www.jungfraubahn.com in the Shareholders section of the Inside tab.

     Jungfraubahn disclosed that without BGF, passenger revenues declined approximately CHF600,000. Visitor numbers from Japan, the Company's most important inbound market, were down heavily, and the loss was only partly made up by increased passenger numbers from other countries.

     At December 31, 2001, book value was approximately CHF505.9 per share. At September 30, 2002, Jungfraubahn's stock price was CHF245, and CHF1 equaled $US0.6782.

SIHL

     In 2001, we acquired 158,056 shares of SIHL for $4 million through participation in a restructuring/capital raising and on market purchases. SIHL's core business is digital imaging, but the company has surplus property assets in and around Zurich, including a major development project known as Sihlcity.

     SIHL's operations were adversely affected by the economic downturn in late 2001 and 2002, and the Company was unable to improve profitability and reduce debt as previously expected. On September 9, 2002, SIHL announced that "discussions with potential partners are underway." SIHL advised that its "Board of Directors has placed priority on options enabling a total sale, yet at this point in time it is difficult to accurately estimate if these efforts will be successful and if a price approximating the current share price will be achieved." We are communicating with SIHL to ensure that the interests of shareholders are fully represented.

     Based on these developments, in the third quarter of 2002 we concluded that the decline in SIHL's market value was other than temporary, and we recorded a $3.9 million pre-tax provision for impairment of our investment in SIHL. This provision was recorded as a realized loss and reduced the realizable value of the investment to its market price of CHF6 per share at September 30, 2002. Since the investment in SIHL had been accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," an unrealized loss of $3.3 million, net of tax, was already reflected in shareholders' equity at June 30, 2002. At September 30, 2002, the carrying value of the investment is $643,000.

SEGMENT RESULTS

     For the third quarter of 2002, Long Term Holdings segment revenues were $5.7 million. Net realized gains of $3.9 million principally consisted of a $7.8 million gain on the sale of our common shares in AOG, which was partially offset by the $3.9 million write down of SIHL. SFAS No. 133 income from pre-tax appreciation in warrants was $348,000, consisting of a $115,000 increase in AOG options and a $233,000 increase in the estimated fair value of warrants we own to buy shares in other companies. Investment income was $599,000 and other revenues were $844,000. After segment expenses of $2.3 million, and our $570,000 equity share of HyperFeed's net loss, the segment reported income before taxes of $2.9 million.

     In the third quarter of 2001, Long Term Holdings segment revenues were negative $2.8 million. Investment income of $333,000 and other revenues of $59,000 were more than offset by a SFAS No. 133 loss of $3.2 million due to an unrealized reduction in the estimated fair value of warrants we own, primarily to buy shares in HyperFeed, during the third quarter of 2001. After segment expenses of $526,000 and equity accounted losses of $1.2 million, the segment incurred a loss of $4.5 million.

     The third quarter segment result improved $7.3 million year over year. The 2002 result included the $3.9 million in net realized gains, while the 2001 result was reduced by the $3.2 million SFAS No. 133 loss. In addition, equity accounted losses were $607,000 lower in 2002 than in the previous year. These positive factors were partially offset by a $1.8 million year over year increase in segment expenses. In the third quarter of 2001, segment expenses were unusually low due to a $1.1 million benefit resulting from the effect of appreciation in the Swiss Franc on an inter-company loan during the third quarter of 2001. The currency benefit was immaterial ($15,000) in the third quarter of 2002.

     All of our investments in Swiss public companies are held by Global Equity SA, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity SA's funding comes from a loan from PICO, which is denominated in Swiss Francs. During accounting periods when the Swiss Franc appreciates relative to the US dollar, under GAAP we are required to record a benefit through the statement of operations to reflect the fact that Global Equity SA owes PICO more US dollars. In Global Equity SA's financial statements, an equivalent debit is included in the foreign currency translation component of shareholders' equity (since it owes PICO more dollars); however, this does not go through the statement of operations. During accounting periods when the Swiss Franc depreciates relative to the US dollar, opposite entries are made and an expense is recorded in the statement of operations. Accordingly, we were required to record a benefit of $1.1 million in our statement of operations in the third quarter of 2001, even though there was no net impact on shareholders' equity.

     For the first nine months of 2002, Long Term Holdings segment revenues were $8.9 million. Net realized gains were almost $4 million. Investment income of $2.2 million included Jungfraubahn's annual dividend of $718,000, $589,000 in loan establishment and underwriting fees recorded from AOG, and interest revenue of $598,000. SFAS No. 133 income of $782,000 consisted of a $902,000 increase in AOG options, which was partially offset by a $120,000 reduction in the estimated fair value of other warrants. After segment expenses of $4.8 million, and our $1.5 million equity share of the net losses of companies accounted for under the equity method, the segment reported income before taxes of $2.6 million.

     In the first nine months of 2001, Long Term Holdings segment revenues were negative $112,000. Investment income of $1.6 million and other revenues of $349,000 were more than offset by a SFAS No. 133 loss of $1.5 million and a $500,000 realized loss on the write off of our remaining investment in MKG Enterprises Corp. After segment expenses of $7.9 million and $1 million in equity accounted losses, the segment incurred a loss of $9.1 million.

     The nine-month segment result improved $11.7 million year over year. Net realized gains of $4 million were recorded in the first nine months of 2002 as opposed to a $500,000 realized loss in 2001, and SFAS No. 133 income of $782,000 was recorded in 2002 compared to a $1.5 million loss the year before. In addition, segment expenses were $3.1 million lower in 2002. This was primarily attributable to 2001 segment expenses being unusually high due to $2.3 million in provisions against two loans, and to the recording of a $1.5 million foreign currency benefit in 2002 (see preceding paragraphs). The currency benefit was immaterial ($22,000) in the first nine months of 2001.

LIQUIDITY AND CAPITAL RESOURCES - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     PICO Holdings, Inc. is a diversified holding company. Our assets primarily consist of investments in our operating subsidiaries, investments in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $9.7 million in cash and cash equivalents at September 30, 2002, compared to $14.3 million at June 30, 2002, and $17.4 million at December 31, 2001.

     In addition to the $9.7 million in consolidated cash and cash equivalents as defined by GAAP, at September 30, 2002, the parent company held $29 million in fixed-income securities maturing within the next 12 months.

     Our cash flow position fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our investment portfolios. Our primary sources of funds include cash balances, cash flow from operations, the sale of investments, and -potentially -- the proceeds of borrowings or offerings of equity and debt. We endeavor to ensure that funds are always available to take advantage of new investment opportunities.

     In broad terms, the cash flow profile of our principal operating subsidiaries is:

- During the company's investment and development phase, Vidler Water Company, Inc. utilized cash to purchase properties with significant water rights, to construct improvements at the Vidler Arizona Recharge Facility, to maintain and develop existing assets, to pursue applications for water rights, and to meet financing and operating expenses. During this period, we provided financing to meet Vidler's on-going expenses and to fund capital expenditure and the purchase of additional water-righted properties.

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

- Nevada Land & Resource Company, LLC is actively selling land which has reached its highest and best use, and is not part of PICO's long-term utilization plan for the property. Nevada Land's principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. Since these receipts and other revenues exceed Nevada Land's operating costs, Nevada Land is generating positive cash flow;

- It is anticipated that the sale of Sequoia Insurance Company will close in the first quarter of 2003. Until then, we expect that Sequoia Insurance Company will continue to generate positive cash flow from increased written premium volume, due to growth in the commercial insurance book of business. Shortly after a policy is written, the premium is collected and the funds can be invested for a period of time before they are required to pay claims. Until the sale closes, free cash flow generated by Sequoia will be deployed in the company's investment portfolio;

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

     There was a $7.7 million net decrease in cash and cash equivalents in the first nine months of 2002, compared to a $618,000 net increase in the first nine months of 2001.

     During the first nine months of 2002, Operating Activities generated cash of $4.2 million. In the first nine months of 2002, the principal sources of cash were the proceeds of water rights and land sold by Vidler and Nevada Land, including $6.1 million from the sale of water rights in the Harquahala Valley, and net premium inflows from Sequoia. In the first nine months of 2001, Operating Activities generated cash of $1.1 million and the most significant cash inflow was $9.4 million from the sale of water rights in the Harquahala Valley. In both years, the most significant uses of cash were operating expenses at Vidler, the payment of claims by Citation and Physicians, and group overhead.

     Investing Activities used $9.2 million of cash in the first nine months of 2002. This primarily represented the sale of our investment in AOG for $21.1 million and the temporary reinvestment of the proceeds in fixed-income securities, and activity in the investment portfolios of our insurance companies. In the first nine months of 2001, Investing Activities generated $455,000 of cash. The most significant investing cash flows in the 2001 period were the receipt of $7.6 million from the sale of an interest in Semitropic, the investment of $4.2 million in AOG and SIHL common shares, and temporary investment of surplus funds in fixed-income securities.

      Financing Activities used $1.2 million of cash in the first nine months of 2002, primarily due to the repayment of $796,000 in non-recourse borrowings collateralized by the Harquahala Valley farm properties sold by Vidler, and a net reduction of $572,000 in Swiss Franc borrowings. In the first nine months of 2001, Financing Activities used $816,000 of cash. Vidler paid off approximately $2.5 million in non-recourse borrowings collateralized by farm properties in the Harquahala Valley which were sold, and Global Equity SA took on an additional $2.2 million of Swiss Franc bank borrowings to help finance the acquisition of investments in Swiss public companies.

     At September 30, 2002, PICO had no significant commitments for future capital expenditures.

     On October 15, 2002, we announced the intention to repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market, or negotiated transactions, depending on market conditions, and will be funded from available cash.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. The Company currently has interest rate risk as it relates to its fixed maturity securities and mortgage loans, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The Company generally fixes interest rates on borrowings for periods of between three months and five years; therefore, carrying value approximates fair value. At September 30, 2002, the Company had $126 million of fixed maturity securities and mortgage loans, $52 million of marketable equity securities that were subject to market risk, including $30.4 million of investments denominated in foreign currencies, primarily Swiss francs. The Company's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

     The Company uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage loans, the Company uses duration modeling to calculate changes in fair value. For its marketable securities, the Company uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, the Company uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $3.7 million for a 100 basis point increase in interest rates on its fixed securities and mortgage loans. The hypothetical 20% decrease in fair value of the Company's marketable equity securities produced a loss in fair value of $10.3 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of the Company's net foreign denominated investments produced a loss of $4.4 million that would impact the foreign currency translation in shareholders' equity.

ITEM 4:  CONTROLS AND PROCEDURES

     (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

     (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         The Company is subject to various litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5:  OTHER INFORMATION

         None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

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

                            PICO HOLDINGS, INC.

Dated:  November 7, 2002    By:   /s/ Maxim C. W. Webb
                               -----------------------------------------------
                                   Maxim C. W. Webb
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, John R. Hart, Chief Executive Officer of PICO Holdings, Inc. (the "Registrant") certify that:

1.       I have reviewed this quarterly report on Form 10-Q of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 7, 2002                       /s/  John R. Hart
         ----------------                       --------------------------
                                                John R. Hart
                                                Chief Executive Officer

                                 CERTIFICATIONS

I, Maxim C. W. Webb, Chief Financial Officer and Treasurer of PICO Holdings, Inc. (the "Registrant") certify that:

1.       I have reviewed this quarterly report on Form 10-Q of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b. any fraud whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 7, 2002                /s/ Maxim C. W. Webb
         ----------------                -------------------------------------
                                         Maxim C. W. Webb
                                         Chief Financial Officer and Treasurer

                                 EXHIBITS INDEX

      Exhibit
      Number                             Description
      -------                            -----------

     ++ 3.1         Amended and Restated Articles of Incorporation of PICO.

    + 3.2.2         Amended and Restated By-laws of PICO.

       99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------

          + Filed as Appendix to the prospectus in Part I of Registration Statement on Form S-4 (File No. 333-06671).

          ++ Incorporated by reference to exhibit of same number filed with Form 8-K dated December 4, 1996.