Form 10-K/A
period 2001-12-31
PICO HOLDINGS INC /NEW
filed 2003-03-31
CIK 830122

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2002 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2001.
================================================================================

                               PICO HOLDINGS, INC.

                          ANNUAL REPORT ON FORM 10-K/A

                                TABLE OF CONTENTS

                                                                                                                        Page
                                                                                                                         No.
                                                                                                                       -----
  PART I............................................................................................................     3

      Item 1.   BUSINESS............................................................................................     3
      Item 2.   PROPERTIES..........................................................................................    11
      Item 3.   LEGAL PROCEEDINGS...................................................................................    11
      Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................    11

  PART II...........................................................................................................    12

      Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................    12
      Item 6.   SELECTED FINANCIAL DATA.............................................................................    13
      Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS...........................................................................    14
           7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.........................................    51
      Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................    51
      Item 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE............................................................................    91

  PART III..........................................................................................................    92

      Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................    92
      Item 11.  EXECUTIVE COMPENSATION..............................................................................    92
      Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT..........................................................................................    92
      Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................    92

  PART IV...........................................................................................................    93

      Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................................   102

  SIGNATURES........................................................................................................   104


EXPLANATORY NOTE

     This amended Annual Report on Form 10-K/A amends and restates in its entirety PICO Holdings, Inc. ("PICO") Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as of the date of the filing of the original Form 10-K, March 18, 2002. PICO has filed this amended Annual Report on Form 10-K/A as a result of the restatement of its consolidated financial statements for all years from 1996 to 2001, inclusive. The effects of the restatement are incorporated into our consolidated financial statements included herein as well as in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other portions of this Report. See Note 22 to the Consolidated financial statements in Item 8 for the nature of the restatement. This amended Annual Report on Form-K/A speaks as of the end of the fiscal year 2001 as required by Form 10-K or as of the date of filing the original Annual Report on Form 10-K. It does not update any of the statements contained therein except with respect to the effect of the restatement.

                                     PART I

THIS FORM 10-K/A CONTAINS FORWARD-LOOKING STATEMENTS. THESE INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT OUR INVESTMENT PHILOSOPHY, PLANS FOR EXPANSION, BUSINESS EXPECTATIONS, AND REGULATORY FACTORS. THESE STATEMENTS REFLECT OUR CURRENT VIEWS ABOUT FUTURE EVENTS WHICH COULD AFFECT OUR FINANCIAL PERFORMANCE. ALTHOUGH WE AIM TO PROMPTLY DISCLOSE ANY NEW DEVELOPMENT WHICH WILL HAVE A MATERIAL EFFECT ON PICO, WE DO NOT UNDERTAKE TO UPDATE ALL FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, BECAUSE THEY ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE LISTED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K/A, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS, OR FROM OUR PAST RESULTS.

ITEM 1.  BUSINESS

INTRODUCTION

     PICO Holdings, Inc. ("PICO," or "the Company") is a diversified holding company. We acquire interests in companies which our management believes:

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

     We entered the water rights and water storage business with the acquisition of Vidler Water Company, Inc. ("Vidler") in 1995. At the time, Vidler owned a limited quantity of water rights and related assets in Colorado. Since then, Vidler has acquired:

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

     This table details the water rights and water storage assets owned by Vidler at December 31, 2001. Please note that this is intended as a summary, and that some numbers are rounded. Item 7 of this Form 10-K/A contains more detail about these assets, recent developments affecting them, and the current outlook.

     An acre-foot is a unit commonly used to measure the volume of water. An acre-foot is the volume of water required to cover one acre to a depth of one foot. As a rule of thumb, one acre-foot of water would sustain two families of four persons each for one year.

NAME OF ASSET & APPROXIMATE LOCATION        BRIEF DESCRIPTION                                PRESENT COMMERCIAL USE
-------------------------------------------------------------------------------------------------------------------------------
WATER RIGHTS

ARIZONA:

HARQUAHALA VALLEY GROUND WATER BASIN        16,520 acres of land, plus 4,814 acres under     Leased to farmers
LA PAZ & MARICOPA COUNTIES                  option
75 miles northwest of metropolitan Phoenix
                                            39,911 acre-feet of transferable ground
                                            water, plus 13,764 acre-feet under option

                                            State legislation allows use of the
                                            Central Arizona Project Aqueduct to
                                            convey up to 20,000 acre-feet of ground
                                            water from this area to cities and
                                            communities in the Phoenix metropolitan
                                            area as an assured municipal water supply
-------------------------------------------------------------------------------------------------------------------------------
NEVADA:

FISH SPRINGS RANCH, LLC (51% INTEREST) &    8,600 acres of deeded ranchland                  Vidler is currently farming the
    V&B, LLC (50% INTEREST)                                                                  property. Cattle graze on part of the
Washoe County, 40 miles north of Reno                                                        property on a revenue-sharing basis
                                            8,000 acre-feet of permitted water
                                            rights, which are transferable to the
                                            Reno/Sparks area
-------------------------------------------------------------------------------------------------------------------------------
LINCOLN COUNTY JOINT VENTURE                Applications* for more than 100,000 acre-feet    Agreement to supply an
                                            of water rights through a joint venture with     electricity-generating company
                                            Lincoln County, of which it is currently         with between 6,700 and 9,000 acre-
                                            anticipated that up to 40,000 acre-feet          feet of water at $3,300 per acre-foot
                                            will be permitted and put to use in Lincoln
                                            County.

                                            The purchase of approximately 822 acre-feet of
                                            permitted water rights at Meadow Valley is in
                                            escrow

-------------------------------------------------------------------------------------------------------------------------------
SANDY VALLEY                                Application* for 2,000 acre-feet of water        Agreement to supply water to support
Near the Nevada / California state line     rights                                           additional growth at Primm, Nevada
in the Interstate 15 corridor                                                                once the water rights have been
                                                                                             permitted
                                            *The numbers indicated for water rights
                                            applications are the maximum amount which
                                            we have filed for. In some cases, we
                                            anticipate that the actual permits
                                            received will be for smaller quantities.
-------------------------------------------------------------------------------------------------------------------------------
WEST WENDOVER                               Approximately 6,300 acres of land near West      Agreement to sell 7 acres of
Adjacent to the Nevada / Utah state line    Wendover, Nevada                                 industrial land
in the Interstate 80 corridor
-------------------------------------------------------------------------------------------------------------------------------
BIG SPRINGS RANCH                           Approximately 37,500 acres of deeded ranch       Leased to ranchers
65 miles from Elko in Elko County, Nevada   land

                                            6,000 acre-feet of certificated water rights
                                            6,000 acre-feet of permitted water rights
-----------------------------------------------------------------------------------------------------------------------------------


COLORADO:

CLINE RANCH                                 Approximately 500 acre-feet of senior water          Sale agreement in final stages of
                                            rights                                               regulatory approval
-----------------------------------------------------------------------------------------------------------------------------------
VIDLER TUNNEL WATER RIGHTS                                                                       Agreement to sell 200 acre-feet of
(the Vidler Tunnel itself was divested in                                                        senior water rights, 640
2000)                                                                                            acre-feet of junior water rights,
                                                                                                 and related land and tunnel assets
                                                                                                 to the City of Golden, Colorado

                                                                                                 Agreement to sell 86 acre-feet of
                                                                                                 water rights to East Dillon
                                                                                                 Water District

                                            163 acre-feet of senior water rights                 65.73 acre-feet leased. Vidler has
                                                                                                 applied for remaining water rights
                                                                                                 to be upgraded, which will
                                                                                                 increase their commercial value
-----------------------------------------------------------------------------------------------------------------------------------
WET MOUNTAIN                                600 acre-feet of priority water rights               Vidler is in discussions with
                                                                                                 potential users

-----------------------------------------------------------------------------------------------------------------------------------
WATER STORAGE

ARIZONA:

VIDLER ARIZONA RECHARGE FACILITY            An underground water storage facility with
Harquahala Valley, Arizona                  estimated capacity exceeding 1 million
                                            acre-feet and permitted annual recharge
                                            capability of up to 100,000 acre-feet
-----------------------------------------------------------------------------------------------------------------------------------
CALIFORNIA:
SEMITROPIC WATER STORAGE FACILITY           The right to store 30,000 acre-feet of water
                                            underground for 35 years. This includes the
                                            right to recover up to approximately 6,800
                                            acre-feet in any one year and minimum
                                            guaranteed recovery of approximately 2,700
                                            acre-feet every year
-----------------------------------------------------------------------------------------------------------------------------------


                LAND AND RELATED MINERAL RIGHTS AND WATER RIGHTS

     In April 1997, PICO paid $48.6 million to acquire Nevada Land & Resource Company, LLC ("Nevada Land"), which at the time owned approximately 1,352,723 acres of deeded land in northern Nevada, and the water, mineral, and geothermal rights related to the property. Much of Nevada Land's property is checker-boarded in square mile sections with publicly owned land. The lands generally parallel the Interstate-80 corridor and the Humboldt River from West Wendover, in northeast Nevada, to Fernley, in western Nevada.

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

     During 2000 and 2001, Nevada Land filed applications for an additional 105,516 acre-feet of water rights on properties owned by Nevada Land. The applications consist of:

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

     Our largest long-term investments are in HyperFeed Technologies, Inc., Jungfraubahn Holding AG, and Australian Oil & Gas Corporation Limited. After allowing for related taxes, the carrying value of these three holdings on December 31, 2001 was approximately $30.2 million, which represents 14.5% of PICO's shareholders' equity.

          ----------------------------------------------------------------------------------------------------------------
          DECEMBER 31, 2001                                               CARRYING VALUE       UNITS HELD   CLOSING PRICE
          Carrying value before taxes:

          HyperFeed Technologies, Inc.              Common                     $2,128,000      10,077,856           $0.61
                                                    Warrants                      527,000       4,055,195        unlisted
                                                                         ----------------
                                                    Total                       2,655,000

          Jungfraubahn Holding AG                                              17,676,000         112,672         $156.88
          Australian Oil & Gas Corporation Limited                              7,489,000       9,867,391           $0.76
                                                                         ----------------
          Total carrying value before taxes                                   $27,820,000

          Deferred taxes                                                       $2,399,000
                                                                         ----------------
          Carrying value                                                      $30,219,000

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

                 4. Our investments in Jungfraubahn and Australian Oil & Gas Corporation are accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
          ---------------------------------------------------------------------

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

     During 2000 and 2001, Global Equity entered into settlement negotiations with a third party to dispose of the remaining assets of MKG. Due to the protracted nature of these discussions and the increasing uncertainty of whether the remaining asset can be realized, Global Equity wrote off the remaining balance of $500,000 of the investment in the quarter ended June 30, 2001. (See Long Term Holdings in "Management's Discussion and Analysis of Financial Condition and Results of Operations.") Global Equity is currently reviewing its legal options before deciding if it will continue pursuing the outstanding legal actions.

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

          2) To ratify the Board's selection of Deloitte & Touche LLP to serve as the Company's independent auditor for the fiscal year ended December 31, 2001. There were 7,981,086 votes in favor, 1,541,702 votes against, 5,393 abstentions.

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

                                                                             Year Ended December 31,
                                                    -------------------------------------------------------------------------------
                                                         2001 (1)         2000 (1)        1999 (1)         1998 (1)       1997 (1)
                                                    ---------------    ------------    ------------    ------------    ------------
OPERATING RESULTS                                                            (In thousands, except share data)
Revenues:
   Premium income earned                               $     43,290    $     34,436    $     36,379    $     36,131    $     49,876
   Net investment income                                      9,767           8,861           6,605           9,432          13,521
   Other income                                              18,215           2,517          10,670          (2,804)         26,623
                                                       ------------    ------------    ------------    ------------    ------------
Total revenues                                         $     71,272    $     45,814    $     53,654    $     42,759    $     90,020
                                                       ============    ============    ============    ============    ============
Income (loss) from continuing operations before
 extraordinary gain and cumulative effect              $      6,095    $     (6,337)   $    (10,183)   $    (12,388)   $     19,360
Income from discontinued operations, net                                                                      1,075             456
Extraordinary gain, net of tax                                                                  442
Cumulative effect of change in accounting principle            (981)         (4,964)
                                                       ------------    ------------    ------------    ------------    ------------
Net income (loss)                                      $      5,114    $    (11,301)   $     (9,741)   $    (11,313)   $     19,816
                                                       ============    ============    ============    ============    ============
INCOME (LOSS) PER COMMON SHARE: BASIC
-------------------------------------
 Income (loss) from continuing operations              $       0.49    $      (0.55)   $      (1.13)   $      (2.07)   $       3.07
 Income from discontinued operations                                                                           0.18            0.07
 Extraordinary gain, net of tax                                                                0.05
 Cumulative effect of change in accounting principle          (0.08)          (0.43)
                                                       ------------    ------------    ------------    ------------    ------------
   Net income (loss)                                   $       0.41    $      (0.97)   $      (1.08)   $      (1.89)   $       3.14
                                                       ============    ============    ============    ============    ============
     Weighted Average Shares Outstanding                 12,384,682      11,604,120       8,998,442       5,981,814       6,302,401
                                                       ============    ============    ============    ============    ============
INCOME (LOSS) PER COMMON SHARE: DILUTED
---------------------------------------
 Income (loss) from continuing operations              $       0.49    $      (0.55)   $      (1.13)   $      (2.07)   $       2.96
 Income from discontinued operations                                                                           0.18            0.07
 Extraordinary gain, net of tax                                                                0.05
 Cumulative effect of change in accounting principle          (0.08)          (0.43)
                                                       ------------    ------------    ------------    ------------    ------------
   Net income (loss)                                   $       0.41    $      (0.97)   $      (1.08)   $      (1.89)   $       3.03
                                                       ============    ============    ============    ============    ============
     Weighted Average Shares Outstanding                 12,384,682      11,604,120       8,998,442       5,981,814       6,540,264
                                                       ============    ============    ============    ============    ============


(1) Restated to reflect a change in the equity method of accounting for the investment in Jungfraubahn and the recording of other-than-temporary impairments on marketable securities. See Note 22, Restatement of Previously Reported Financial Information, in the notes to consolidated financial statements.


                                                                       Year Ended December 31
                                               ------------------------------------------------------------------
                                                 2001 (1)      2000 (1)      1999 (1)      1998 (1)      1997 (1)
                                                 --------      --------      --------      --------      --------
                                                            (In thousands, except per share data)
FINANCIAL CONDITION
Assets                                           $374,419      $392,082      $376,171      $395,465      $430,362
Unpaid losses and loss adjustment expenses,
     net of discount (1999 and prior)            $ 98,449      $121,542      $139,133      $155,021      $196,096
Total liabilities and minority interest          $166,520      $189,977      $206,665      $221,709      $318,016
Shareholders' equity                             $207,899      $202,105      $169,506      $173,756      $112,346
Book value per share                             $  16.81      $  16.31      $  18.72      $  19.42      $  18.66

(1) Restated to reflect a change in the equity method of accounting for the investment in Jungfraubahn and the recording of other-than-temporary impairments on marketable securities. See Note 22, Restatement of Previously Reported Financial Information, in the notes to consolidated financial statements.

Note: Prior year share values have been adjusted to reflect the 1-for-5 Reverse Stock Split effective December 16, 1998, the treatment of American Physicians Life Insurance Company as discontinued operations and to reflect the investment results of HyperFeed using the equity method of accounting. Book value per share is computed by dividing shareholders' equity by the net of total shares issued less shares held as treasury shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     As discussed in Note 22, "Restatement of Previously Reported Financial Information" in the Notes to the Consolidated Financial Statements, the Company has filed this amended Form 10-K. ("Form 10-K/A") to restate its previously issued financial statements for the years ended December 31, 2001, 2000, and 1999. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation," reflects this restatement.

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

     Vidler is able to provide storage for users located both within Arizona and out-of-state. Potential users include industrial companies, developers, and local governmental political subdivisions in Arizona, and out-of-state users such as municipalities and water agencies in Nevada and California. The Arizona Water Banking Authority ("AWBA") has the responsibility for intrastate and interstate storage of water for governmental entities.

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

     Vidler has not stored water for customers at the facility yet, but Vidler has been recharging water for its own account since 1998, when the pilot plant was constructed. Vidler purchased the water from the CAP, and intends to resell this water at an opportune time. At December 31, 2001, Vidler had recharged approximately 4,800 acre-feet of water at the facility.

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

                LAND AND RELATED MINERAL RIGHTS AND WATER RIGHTS

     The majority of Nevada Land's revenues come from the sale of land and water rights. In addition, various types of recurring revenue are generated from use of Nevada Land's properties, including leasing, easements, and mineral royalties. Nevada Land also generates interest revenue from land sales contracts where Nevada Land has provided partial financing, and from temporary investment of the proceeds of land and water rights sales.

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

     First, commercial insurance premium volume increased as a result of new policies issued after A.M. Best Company, a leading insurance company rating service, upgraded Sequoia's claims paying ability from "B++" (Very Good) to "A-" (Excellent). This allowed Sequoia to compete for business in an additional market segment -- customers who can only purchase coverage from "A"- rated insurance companies.

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

    During 2001, our medical professional liability insurance claims reserves, net of reinsurance, decreased from $51.6 million to $34.9 million. Actuarial analysis of Physicians' loss reserves as of September 30, 2001 concluded that Physicians' reserves against claims were significantly greater than the actuary's projections of future claims payments. Accordingly, Physicians reduced its claims reserves by approximately $11.2 million in the fourth quarter, which accounts for 67% of the net decrease in reserves during 2001. It should be noted that such actuarial analyses involve estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments -- either increases or decreases -- in future years.

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

     The HyperFeed warrants are carried in our financial statements at estimated fair value. Following the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," the change in estimated fair value of warrants during an accounting period is recorded in the Consolidated Statement of Operations for that period. See Note 4 of Notes to Consolidated Financial Statements, "Investments."

     2. JUNGFRAUBAHN HOLDING AG

     PICO owns 112,672 shares of Jungfraubahn, which represents approximately 19.3% of the company.

    Our holding in Jungfraubahn is accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this method, the investment is carried at market value in our balance sheet, and the only income recorded is from dividends. At December 31, 2001, our investment in Jungfraubahn had a cost basis of $14.9 million and a carrying (market) value of $17.7 million.

    Jungfraubahn announced its result for the 2000 financial year on May 21, 2001, so the 2001 result will probably not be released until after this 10-K has been filed. Jungfraubahn described 2000 as an exceptional year, whose results "will not easily be repeated." Passenger numbers and revenues in 2000 were unusually high due to a 100-year anniversary promotion by Raiffeisen, a Swiss bank, which is estimated to have generated more than 50% of the increase in passenger visits to Jungfraujoch, and due to 22.4% growth in group travel. Revenues increased 19.7% to CHF (Swiss Francs) 110.3 million ($US65.5 million). EBITDA (i.e., earnings before depreciation, amortization, interest and tax, a non-GAAP measure which investors frequently use as a proxy for gross cash flow) increased 30.4% to CHF40.8 million ($US24.2 million). Net income increased
19.5% to CHF17.9 million ($US10.6 million), or CHF30.6 ($US18.20) per share. Jungfraubahn's operating activities generated net cash flow of CHF35.2 million ($US20.9 million).

    On August 31, 2001, Jungfraubahn announced its results for the first six months of 2001. Revenues declined by CHF5.4 million ($US3.2 million), or 10.6%, year over year to CHF45.7 million ($US27.1 million), principally due to the absence of revenues from the Raiffeisen promotion. Due to the CHF5.4 million ($US3.2 million) reduction in revenue and a CHF2.1 million ($US1.3 million) increase in operating expenses, EBITDA declined CHF7.6 million ($US4.5 million) to CHF10.3 million ($US6.1 million). Net income dropped CHF7.6 million
($US4.5 million) to CHF3.3 million ($US2 million), or CHF5.6 ($US3.33) per share. In addition, the sale of art contributed an extraordinary profit of CHF1.4 million ($US830,000).

     On January 23, 2002, Jungfraubahn issued a press release containing an initial review of 2001 operations. The full text is available on Jungfraubahn's web-site www.jungfraubahn.ch (in the "Shareholders" tab of the "Inside" section).

     In the press release, Jungfraubahn indicated that it expected transport revenues of approximately CHF74.5 million ($US44.2 million) for 2001, an 11.6% reduction from the record CHF84.3 million ($US50 million) of 2000, but the second highest in the company's history. Jungfraubahn signaled that "a satisfactory result" was anticipated, "despite the reduction in numbers of guests from Asia and the USA in the fourth quarter," although the result will likely be below the previous year.

     Jungfraubahn indicated that it expects that the September 11 terrorist attacks in the U.S. will lead to a redistribution in passenger numbers in 2002. Visitors from Japan, the most important inbound market, are expected to be down due to a fear of flying, compounded by the weak Japanese economy, although Jungfraubahn noted "positive signs" suggesting that "a recovery in the travel market may be expected as early as May 2002." Jungfraubahn expects this to be offset, to some extent, by increased visitation from the domestic Swiss market and nearby countries. Jungfraubahn noted that the U.S. is a "relatively small" inbound market.

     Jungfraubahn's most recent published balance sheet is as of December 31, 2000, when book value per share was CHF485 ($US292.64). On December 31, 2001, Jungfraubahn's stock price was CHF270 ($US162.92), and CHF1 equaled $US0.6034.

     3. AUSTRALIAN OIL & GAS CORPORATION LIMITED

     During 2001, we acquired another 1,441,347 shares in AOG, lifting our shareholding to 9,867,391 shares, representing approximately 20.7% of the company at December 31, 2001.

     At December 31, 2001, our investment in AOG had a cost basis of $8.2 million, a market value of $7.5 million, and a net carrying value of $7.7 million after allowing for taxes. We reviewed the unrealized loss at December 31, 2001, and determined that an other-than-temporary impairment did not exist. This investment was funded in US dollars.

     On September 5, 2001, AOG announced that it had returned to profit in the financial year ended June 30, 2001. AOG's revenues increased 86.1% to $A130.1 million ($US66.3 million), and the company reported net income of $A8 million ($US4.1 million), or $A0.17 ($US0.09) per share. Rig utilization improved during the financial year, from 54% in the first half, to 65% in the second half. The increase in utilization during the year appears to have translated into profit growth, with net income for the second half estimated at $A5 million ($US2.6 million), compared to $A3 million ($US1.5 million) in the first half. In the letter accompanying the results, AOG indicated that rig utilization was "running at over 75%."

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

     On February 27, 2002, AOG announced its results for the six months ended December 31, 2001. Revenues increased 26.6% to $A76.1 million ($US38.8 million), and net income increased 21% to $A3.7 million ($US1.9 million), or $A0.077 ($US0.04) per share. Net cash flow from operating activities was $A10.2 million ($US5.2 million), shareholders' equity was $A100.7 million ($US51.3 million), and tangible book value per share was $A2.10 ($US1.07). In the letter to shareholders accompanying the results, AOG indicated that "the contract book is satisfactory and the Company can look forward to continuing and increasing profitability for the rest of this calendar year."

     AOG provides its shareholders with half-yearly financial information in accordance with the requirements of the Australian Stock Exchange and Australian securities laws. Given our 20.7% voting ownership at December 31, 2001, and that our Chairman joined AOG's Board of Directors in September 2001, we asked AOG for an on-going commitment to provide timely quarterly financial statements, so that the equity method could potentially be applied to this investment. AOG has declined to provide us with quarterly financial statements and other financial information which is not publicly available to other AOG shareholders. Based on this and other factors, we concluded that PICO does not have the ability to exercise significant influence over AOG which is required to apply the equity method of accounting. Instead, the investment is carried at market value, with the unrealized after-tax gain or loss being included in shareholders' equity.

     See the next section in Item 7, "Significant Accounting Policies."

     4. OTHER DISCLOSED EUROPEAN INVESTMENTS

     SIHL

     During 2000 and 2001, we acquired approximately 10.6% of SIHL, a Swiss public company, through participation in a restructuring/capital raising and on-market purchases. SIHL's core business is digital imaging, but the company has surplus property assets in and around Zurich, including a major development project known as Sihlcity. Our investment in SIHL is accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     SIHL's operations were adversely affected by the economic downturn in 2001, and the company was unable to improve profitability and reduce debt as previously expected. Based on these developments and the extent and duration of the decline in the market value of SIHL's common stock, we concluded that the decline in SIHL's market value was other-than-temporary, and we recorded a $2.1 million pre-tax charge for impairment in the investment in 2001. This charge reduced our basis in the investment to its total market (carrying) value of $2.1 million at December 31, 2001.

     A charge for other-than-temporary impairment is a non-cash charge recorded as a realized loss. The basis of the investment is written down from its original cost to current carrying value, which typically is the market price at the balance sheet date when the charge is recorded.

     It should be noted that:

- the charges for other-than-temporary impairment relating to SIHL do not affect book value per share, as the after-tax decline in the market value of investments carried under SFAS No. 115 is already reflected in shareholders' equity in our balance sheet; and

- the carrying value of the holding does not change. The impairment simply reclassifies the decline from an unrealized decrease in shareholders' equity to a realized loss in the statement of operations.

The written-down value becomes our new basis in the investment. In future accounting periods, unrealized gains or losses from that level will be recorded in shareholders' equity, and when the investment is sold, a realized gain or loss from that level will be recorded in the statement of operations. See "Results of Operations -- Years Ended December 31, 2001, 2000, and 1999."

     ACCU HOLDING AG

     PICO owns 8,125 shares in Accu Holding, which represents a voting ownership interest of approximately 28.3% of the company. Due to a number of factors, we have concluded that we do not have the ability to exercise significant influence over Accu Holding's activities in 2001, so this investment is not accounted for under the equity method. Instead, the investment is accounted for under SFAS No. 115 and carried at market value, with the unrealized after-tax gain or loss being included in shareholders' equity.

     At December 31, 2001, our investment in Accu Holding had a cost basis of $4.6 million, and a carrying (market) value of $4.5 million.

     Accu Holding manufactures batteries at two plants in Switzerland.

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

     As required by GAAP (i.e., accounting principles generally accepted in the United States of America), our long-lived assets are rigorously reviewed at least quarterly to ensure that the estimated future undiscounted cash flows from these assets will at least recover their carrying value. Our management conducts these reviews utilizing the most recent information available. The review process inevitably involves the significant use of estimates and assumptions.

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

     If we determine that the carrying value of an asset cannot be justified by the forecast future cash flows of that asset, the carrying value of the asset is written down to fair value.

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

     In the case of most holdings, we apply Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this method, the investment is carried at market value in our balance sheet, with unrealized gains or losses being included in shareholders' equity, and the only income recorded is from dividends.

     In the case of investments where we have the ability to exercise significant influence over the company we have invested in, we apply the equity method under Accounting Principles Board Opinion No. 18 ("APB No. 18"), "The Equity Method of Accounting for Investments in Common Stock."

     The application of the equity method (APB No. 18) to an investment may result in a different outcome in our financial statements than market value accounting (SFAS No. 115). The most significant difference between the two policies is that, under the equity method, we include our proportionate share of the investee's earnings or losses in our statement of operations, and dividends received are used to reduce the carrying value of the investment in our balance sheet. Under market value accounting, the only income recorded is dividends.

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

     For equity and debt securities accounted for under SFAS No. 115 which are in an unrealized loss position, we are required to regularly review whether the decline in market value is other-than-temporary. In general, this review requires management to consider several factors, including specific adverse conditions affecting the issuer's business and industry, the financial condition of the issuer, and the long-term prospects for the issuer. Accordingly, management has to make important assumptions regarding our intent and ability to hold the security, and our assessment of the overall worth of the security. Risks and uncertainties in our methodology for reviewing unrealized losses for other-than-temporary declines include our judgments regarding the overall worth of the issuer and its long-term prospects, our ability to realize on our assessment of the overall worth of the business.

     In a subsequent quarterly review, if we conclude that an unrealized loss previously determined to be temporary is other-than-temporary, an impairment loss will be recorded. There will be no impact on our financial condition or book value per share, as the decline in market value has already been recorded through shareholders' equity. However, there will be an impact on our net income before and after tax and on our reported earnings per share, due to recognition of the unrealized loss and related tax effects. When a charge for other-than-temporary impairment is recorded, our basis in the security is decreased. Consequently, if the market value of the security later recovers and we sell the security, a correspondingly greater gain will be recorded in the statement of operations. However, there will be no impact on book value as the gain, after related taxes, will already have been recorded in the unrealized appreciation component of shareholders' equity.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

SUMMARY

     PICO reported net income of $5.1 million, or $0.41 per diluted share in 2001, compared with a net loss of $11.3 million, or $0.97 per diluted share, in 2000, and a net loss of $9.7 million, or $1.08. per diluted share, in 1999. The weighted average number of shares outstanding in 2001 and 2000 increased as a result of the rights offering in March 2000.

        At December 31, 2001, PICO had shareholders' equity of $207.9 million, or $16.81 per share, compared to $202.1 million, or $16.31 per share, at the end of 2000. The principal factors leading to the $5.8 million increase in shareholders' equity were:

-    net income of $5.1 million for the year;

- net unrealized appreciation in investments of $1.9 million; which were partially offset by

-    a foreign currency translation debit of $955,000; and

- a $299,000 increase in treasury stock due to the purchase of PICO shares in deferred compensations plans.

    Total assets at December 31, 2001 were $374.4 million, compared to $392.1 million at December 31, 2000. Most of the $17.7 million decrease in total assets is attributable to the "run off" of Physicians and Citation, which reduced both insurance liabilities and the corresponding assets. Total liabilities decreased by $22.6 million, primarily due to a $16.7 million reduction in medical professional liability insurance loss reserves during the year.

    The $5.1 million in net income reported in 2001 consisted of $6.1 million in net income before a change in accounting principle, or $0.49 per share, and a change in accounting principle which had the cumulative effect of reducing income by $981,000 after taxes, or $0.08 per share. The $6.1 million in net income before a change in accounting principle was comprised of $9.1 million in income before taxes and minority interest, a $3.4 million provision for income tax expense, and the addition of $359,000 in minority interest. This reflects the interest of minority shareholders in the losses of subsidiaries which are less than 100%-owned by PICO. The accounting change was due to the adoption of the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging

Activities." This non-cash charge recognized the accumulated after-tax decline in the estimated fair value of warrants we own to buy shares in other companies (principally HyperFeed Technologies, Inc.) from the date we acquired the warrants through to January 1, 2001. The decline in the estimated fair value of warrants during 2001 is recorded in the Long Term Holdings segment.

    The $3.4 million net provision for income tax expense for 2001 consists of several items, which are detailed in Note 7 of Notes to Consolidated Financial Statements, "Federal Income Tax." A gross provision for tax of approximately $4 million was partially offset by $630,000 in tax benefits, primarily represented by a cash refund following a successful appeal of a prior year tax ruling in Canada. We do not need to pay any taxes in cash for 2001 because prior year net operating loss carry-forwards offset our tax provision for the year.

     PICO incurred a net loss of $11.3 million in 2000. The $6.3 million net loss before an accounting change consisted of a $16.1 million pre-tax loss, which was partially offset by $9 million in income tax benefits and the addition of $717,000 in minority interest. In addition, the cumulative effect of the accounting change reduced income by $5 million after-tax. Until December 31, 1999, PICO had discounted the carrying value of its medical professional liability claims reserves, to reflect the fact that some claims will not be paid until many years in the future, but funds from the corresponding premiums can be invested in the meantime. After December 31, 1999, PICO's medical professional liability insurance subsidiaries were no longer allowed to discount claims reserves in the statements they file with the Ohio Department of Insurance, which are prepared on the statutory basis of accounting. With this change in accounting principle, we have also eliminated the discounting in our financial statements which are prepared on a U.S. GAAP basis.

     The $9 million in tax benefits recorded in 2000 is made up of several items. These include a $4.4 million cash refund resulting from the successful appeal of a prior year tax ruling in Canada, and a $3.3 million expense which was recognized to increase federal income tax valuation allowances recorded against tax assets in some of our subsidiaries.

     In 1999, the $9.7 million net loss was comprised of a $24.3 million loss before taxes and minority interest, which was partially offset by the addition of $13.4 million in income tax benefits, $706,000 in minority interest, and a $442,000 after-tax extraordinary gain from the early settlement of debt. The income tax benefits recognized include an $8.4 million reduction in valuation allowances that had previously been recorded to reduce income tax assets. Of this amount, $6.5 million became available as a result of changes in federal income tax legislation in 1999.

     From 1998, PICO began to report comprehensive income (loss) in addition to the income (loss) reported in the Consolidated Statement of Operations. Comprehensive income includes items resulting in unrealized changes in shareholders' equity. For PICO, comprehensive income (loss) includes foreign currency translation and change in unrealized investment gains and losses on securities which are available for sale.

     PICO reported comprehensive income of $6.1 million in 2001, consisting of net income of $5.1 million and a $1.9 million after-tax increase in net unrealized change in investments, which were partially offset by a foreign currency translation debit of $955,000. In 2000, PICO incurred a $17.2 million comprehensive loss. This was comprised of the $11.3 million net loss, a decrease in net unrealized change in investments of $4.3 million after-tax, and a foreign currency translation debit of $1.6 million. A $6.8 million comprehensive loss was recorded in 1999, consisting of a $9.7 million net loss, a $1.5 million decrease due to foreign currency translation, and a $4.4 million increase in net unrealized change in investments.

     Detailed information on the performance of each segment is contained later in this report; however, the principal items in the 2001 $9.1 million income before taxes and minority interest were:

Water Rights and Water Storage

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

Medical Professional Liability Insurance

- a pre-tax profit of $13.1 million, principally due to an $11.2 million reduction in claims reserves;

Long Term Holdings

- a $15.3 million loss before taxes, primarily due to parent company overhead of $4.8 million, a $3 million provision for other-than-temporary impairment in two unrelated equity securities, a $2.5 million SFAS No. 133 decrease in the value of warrants during the year, a $2.3 million provision against loans to Dominion Capital Pty. Ltd., and our $1.5 million share of the net losses of investments accounted for under the equity method.

     Revenues and income before taxes and minority interests by business segment were:

OPERATING REVENUES:

                                                           YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------
                                                     2001            2000            1999
                                                 ------------    ------------    ------------
Water Rights and Water Storage                   $ 17,763,000    $  3,123,000    $  1,056,000
Land and Related Mineral Rights & Water Rights      3,221,000       5,276,000       7,147,000
Property and Casualty Insurance                    51,349,000      39,257,000      39,836,000
Medical Professional Liability Insurance            2,601,000       3,396,000       3,121,000
Long Term Holdings                                 (3,662,000)     (5,238,000)      2,494,000
                                                 ------------    ------------    ------------
         Total Revenues                          $ 71,272,000    $ 45,814,000    $ 53,654,000
                                                 ============    ============    ============

     In 2001, total revenues were $71.3 million, compared to $45.8 million in 2000, and $53.7 million in 1999. Revenues in 2001 were $25.5 million higher than 2000, primarily due to $14.6 million higher revenues from Vidler and $12.1 million higher revenues in the Property and Casualty Insurance segment. The most significant items in the revenue growth at Vidler were revenues of $9.4 million from the sale of water rights and land in the Harquahala Valley, and $5.7 million from pre-tax gains on the sale of interests in Semitropic. The principal sources of the $12.1 million revenue growth in the Property and Casualty Insurance segment were $10 million higher earned premiums, and a $1.6 million increase in realized investment gains. From 1999 to 2000, total revenues declined by $7.9 million, primarily due to the recognition of a $7.8 million net realized investment loss which reduced revenues in the Long Term Holdings segment in 2000.

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

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST:

                                                                   YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------
                                                             2001            2000            1999
                                                        ------------    ------------    ------------
Water Rights and Water Storage                          $  4,989,000    $ (4,854,000)   $ (3,947,000)
Land and Related Mineral Rights & Water Rights               131,000       1,918,000
                                                                                           1,094,000
Property and Casualty Insurance                            6,178,000       2,541,000
                                                                                          (3,803,000)
Medical Professional Liability Insurance                  13,132,000         768,000
                                                                                          (4,805,000)
Long Term Holdings                                       (15,288,000)    (16,438,000)    (12,850,000)
                                                        ------------    ------------    ------------
          Income (Loss) Before Taxes and Minority
          Interest                                      $  9,142,000    $(16,065,000)   $(24,311,000)
                                                        ============    ============    ============

                         WATER RIGHTS AND WATER STORAGE
                           VIDLER WATER COMPANY, INC.

                                                              Year Ended December 31,
                                                     --------------------------------------------
                                                         2001            2000            1999
                                                     ------------    ------------    ------------
REVENUES:
Sale of Land, Water Rights, & Water                  $  9,487,000    $  1,509,000    $    270,000
Gain on sale of Semitropic Water Storage interests      5,701,000
Lease of Water                                            235,000         188,000         185,000
Lease of Agricultural Land                                795,000         959,000         477,000
Other                                                   1,545,000         467,000         124,000
                                                     ------------    ------------    ------------
Segment Total Revenues                               $ 17,763,000    $  3,123,000    $  1,056,000
                                                     ============    ============    ============
EXPENSES:
Cost of Land, Water Rights, & Water Sold               (6,796,000)     (2,244,000)       (185,000)
Commission and Other Cost of Sales                       (553,000)
Depreciation & Amortization                            (1,285,000)       (988,000)       (810,000)
Interest                                                 (646,000)       (821,000)       (678,000)
Operations & Maintenance                                 (311,000)       (612,000)       (214,000)
Other                                                  (3,183,000)     (3,312,000)     (3,116,000)
                                                     ------------    ------------    ------------
Segment Total Expenses                                (12,774,000)     (7,977,000)     (5,003,000)
                                                     ============    ============    ============
INCOME (LOSS) BEFORE TAX                             $  4,989,000    $ (4,854,000)   $ (3,947,000)
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

    Other Revenues were $1.5 million in 2001, $467,000 in 2000, and $124,000 in 1999. The most significant items in Other Revenues in 2001 were a $600,000 gain from granting an easement to El Paso Natural Gas Company in the Harquahala Valley, interest revenue of $357,000, and various revenues from properties farmed by Vidler (e.g., sales of hay and cattle). In 2001, Other Revenues were reduced by a $202,000 loss on the condemnation (i.e., compulsory acquisition) of a commercially zoned property in Mesa, Arizona due to freeway construction. This property, which was located in greater metropolitan Phoenix, was not part of Vidler's water business. It was acquired in conjunction with MTB Ranch in 1996, and was being held for sale. Originally, a $442,000 provision for loss on condemnation was recorded in the first quarter of 2001; however, this was partially offset by an additional $240,000 payment to be received from a negotiated settlement after Vidler challenged the value at which the property was condemned.

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

                 LAND AND RELATED MINERAL RIGHTS & WATER RIGHTS
                       NEVADA LAND & RESOURCE COMPANY, LLC

                                                   Year Ended December 31,
                                            -----------------------------------------
                                               2001           2000           1999
                                            -----------    -----------    -----------
REVENUES:
Sale of Land                                $ 1,918,000    $ 3,725,000    $ 5,432,000
Sale of Water Rights                                           244,000        379,000
Gain on Land Exchange                                          270,000
Lease and Royalty                               734,000        716,000        980,000
Interest and Other                              569,000        321,000        356,000
                                            -----------    -----------    -----------
Segment Total Revenues                      $ 3,221,000    $ 5,276,000    $ 7,147,000
                                            ===========    ===========    ===========
EXPENSES:
Cost of Land and Water Rights Sold             (772,000)    (1,751,000)    (4,273,000)
Operating Expenses                           (1,777,000)    (1,607,000)    (1,780,000)
Write-down of Silver State Resources, LLC      (541,000)
                                            -----------    -----------    -----------
Segment Total Expenses                      $(3,090,000)   $(3,358,000)   $(6,053,000)
                                            ===========    ===========    ===========
INCOME BEFORE TAX                           $   131,000    $ 1,918,000    $ 1,094,000
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

                         PROPERTY AND CASUALTY INSURANCE

                                                      Year Ended December 31,
                                            --------------------------------------------
                                                2001            2000            1999
                                            ------------    ------------    ------------
P&C INSURANCE REVENUES:
Earned Premiums                             $ 42,535,000    $ 32,583,000    $ 34,439,000
Net Investment Income                          5,997,000       5,381,000       4,951,000
Realized Investment Gains                      1,818,000         172,000        (310,000)
Negative Goodwill                                568,000         568,000         568,000
Other                                            431,000         553,000         188,000
                                            ------------    ------------    ------------
Segment Total Revenues                      $ 51,349,000    $ 39,257,000    $ 39,836,000
                                            ============    ============    ============
P&C INSURANCE EXPENSES:
Loss and Loss Adjustment Expense            $(29,460,000)   $(22,963,000)   $(28,613,000)
Underwriting Expenses                        (15,711,000)    (13,753,000)    (15,026,000)
                                            ------------    ------------    ------------
Segment Total Expenses                      $(45,171,000)   $(36,716,000)   $(43,639,000)
                                            ============    ============    ============
P&C INSURANCE INCOME (LOSS) BEFORE TAXES:
Sequoia Insurance Company                   $  3,314,000    $  1,344,000    $  2,083,000
Citation Insurance Company                     2,864,000       1,197,000      (5,886,000)
                                            ------------    ------------    ------------
Total P&C Income (Loss) Before Taxes        $  6,178,000    $  2,541,000    $ (3,803,000)
                                            ============    ============    ============

    The Property & Casualty Insurance segment generated total revenues of $51.3 million in 2001, compared to $39.3 million in 2000, and $39.8 million in 1999.

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

    Segment Investment income increased another 11.4% to $6 million in 2001. This reflected a higher average yield to maturity in the bond portfolio, resulting from the purchase of high quality corporate bonds with 5 to 10 years to maturity and the sale of some shorter term securities whose yields had fallen to low levels.

    Investment gains of $1.8 million were realized in 2001, primarily due to the sale of bonds with 5 years or less to maturity, compared to realized gains of $172,000 in 2000. Given the historic drop in interest rates during 2001, particularly in shorter-term (5 years or less) interest rates, realized gains of this magnitude from bonds are unlikely to be repeated. The $310,000 net realized investment loss in 1999 represented a $186,000 realized loss on the sale of a portfolio investment and a $124,000 provision for other-than-temporary impairment in the value of an unrelated portfolio investment.

     The Property and Casualty Insurance segment produced $6.2 million of pre-tax income in 2001, consisting of a $3.3 million pre-tax profit from Sequoia and $2.9 million from Citation. This compares to segment income of $2.5 million in 2000, and a segment pre-tax loss of $3.8 million in 1999.

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

     In 2000, the $2.5 million segment profit was comprised of a $1.3 million pre-tax profit from Sequoia and a $1.2 million pre-tax profit from Citation. The $3.6 million increase in segment income in 2001 over 2000 is primarily due to $1.6 million higher realized investment gains and a $616,000 increase in investment income for the segment, and a $1.4 million decrease in expenses at Citation after the company went into "run off."

     The 1999 $3.8 million segment loss consisted of $2.1 million in income from Sequoia, which was more than offset by a $5.9 million loss from Citation. From 1999 to 2000, the segment result improved by $6.3 million, from a $3.8 million loss in 1999 to a $2.5 million profit in 2000. The 1999 segment loss was caused by a $10.1 million pre-tax charge to strengthen Citation's claims reserves, principally in the artisan/contractors line of business.

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

     In 1999, when the pooling agreement with Citation was still in force, Sequoia's revenues included $16.9 million in earned premium and $2.1 million in investment income. The company earned a profit from operations of $114,000 and income before taxes of $2.1 million, including the benefit of a $401,000 credit from favorable development in prior year loss reserves.

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

     Sequoia manages its business so as to have a combined ratio of less than 100% each year; however, this is not always achieved. Sequoia's combined ratio, determined on the basis of generally accepted accounting principles, for the past 3 years have been:

                         SEQUOIA'S GAAP INDUSTRY RATIOS

                ---------------------------------------------------------------------------------------------------

                                                           2001                     2000                   1999
                                                       ------------             -----------            ------------

                Loss and LAE Ratio                         69.1%                   67.6%                  53.5%
                Underwriting Expense Ratio                 36.3%                   38.6%                  46.3%
                                                          -----                    ----                   ----
                Combined Ratio                            105.4%                  106.3%                  99.8%
                ---------------------------------------------------------------------------------------------------

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

     The higher loss ratio was partially offset by a lower underwriting expense ratio (i.e., operating expenses as a percentage of earned premiums) of 36.3% in 2001, compared to 38.6% in 2000, and 46.3% in 1999. The reduction in the underwriting expense ratio was due to:

- economies of scale. Sequoia's earned premiums grew by 29.2% in 2001, following a 93.4% increase in 2000 after the pooling agreement with Citation was terminated. In 2001 and 2000, fixed underwriting expense items (i.e., expenses which do not change with volume) were spread over a larger base of revenue, and therefore reduced as a percentage of revenue; and

- earned premiums from the Personal Express book of business. Sequoia does not pay commission on Personal Express business, so commission expense fell as a percentage of revenue in 2001 and 2000.

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

        PROPERTY AND CASUALTY INSURANCE - LOSS AND LOSS EXPENSE RESERVES

                                                         December 31, 2001       December 31, 2000         December 31, 1999
                                                     -----------------------------------------------------------------------------
SEQUOIA INSURANCE COMPANY:
Direct Reserves                                          $ 36.9 million          $ 37.2 million            $ 39.4 million
Ceded Reserves                                            (15.7)                  (18.1)                    (28.9)
                                                     -----------------------------------------------------------------------------
Net Reserves                                             $ 21.2 million          $ 19.1 million            $ 10.5 million
                                                     =============================================================================
CITATION INSURANCE COMPANY:
Direct Reserves                                          $ 21.0 million          $ 25.8 million            $ 36.6 million
Ceded Reserves                                             (1.8)                   (2.4)                    (2.0)
                                                     -----------------------------------------------------------------------------
Net Reserves                                             $ 19.2 million          $ 23.4 million            $ 34.6 million
                                                     =============================================================================


                    MEDICAL PROFESSIONAL LIABILITY INSURANCE

                                              Year Ended December 31,
                                      ----------------------------------------
                                         2001          2000           1999
                                      -----------   -----------    -----------
MPL REVENUES:
Net Investment Income                 $ 1,096,000   $ 1,543,000    $ 1,180,000
Net Realized Investment Gain              750,000
Earned Premiums                           755,000     1,853,000      1,941,000
                                      -----------   -----------    -----------
Segment Total Revenues                $ 2,601,000   $ 3,396,000    $ 3,121,000
                                      ===========   ===========    ===========

Underwriting Recoveries (Expenses)     10,531,000    (2,628,000)    (7,926,000)
                                      -----------   -----------    -----------
SEGMENT TOTAL RECOVERIES (EXPENSES)    10,531,000    (2,628,000)    (7,926,000)
                                      ===========   ===========    ===========
Income (Loss) Before Taxes            $13,132,000   $   768,000    $(4,805,000)
                                      ===========   ===========    ===========


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

    Medical professional liability insurance segment revenues were $2.6 million in 2001, compared to $3.4 million in 2000, and $3.1 million in 1999.

    Investment income was $1.1 million in 2001, $1.5 million in 2000, and $1.2 million in 1999. The principal reason for the variation in investment income from year to year is fluctuation in the amount of fixed-income securities held in the portfolio and the prevailing level of interest rates.

    The $750,000 net realized investment gain in 2001 principally represented a $731,000 realized gain on the redemption of all units held in the Rydex URSA mutual fund. The Rydex URSA Fund is designed to deliver a return which is the inverse of the return on the S&P 500 Index. The investment was originally acquired in 1995 when Physicians had greater exposure to listed stocks, and was accounted for under SFAS No. 115. In 1996, we recorded a pre-tax provision of $4.7 million for other-than-temporary impairment of this investment as the rise in the S&P 500 Index had caused a corresponding decline in the value of the Rydex URSA Fund. In 2000 and the first four months of 2001, the S&P 500 Index declined sharply, which led to a corresponding increase in the price of the Rydex URSA Fund. When we redeemed the investment in 2001, this resulted in a gain because the sales proceeds exceeded the basis of the investment, which had been written down in 1996.

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

    In 2001, the segment reported a $10.5 million underwriting recovery, as an $11.2 million reduction in reserves more than offset regular loss and loss adjustment expense and operating expenses for the year. Combined with $2.6 million in segment revenues, this resulted in segment income of $13.1 million.

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
    Net Medical Professional Liability Insurance Reserves       $34.9 million          $51.6 million          $53.7 million
                                                                =============          =============          =============

    Significant fluctuations in reserve levels can occur based upon a number of variables used in actuarial projections of ultimate incurred losses and loss adjustment expenses. See "Risk Factors."

                               LONG TERM HOLDINGS

                                                            Year Ended December 31,
                                                  --------------------------------------------
                                                      2001            2000            1999
                                                  ------------    ------------    ------------
LONG TERM HOLDINGS REVENUES (CHARGES):
Realized Investment Gains (Losses):
           On Sale or Impairment of Investments   $ (3,531,000)   $ (7,784,000)   $   (302,000)
           SFAS No. 133 Change In Warrants          (2,453,000)
Investment Income                                    1,856,000       1,610,000         723,000
Other                                                  466,000         936,000       2,073,000
                                                  ------------    ------------    ------------
Segment Total Revenues (Charges)                  $ (3,662,000)   $ (5,238,000)   $  2,494,000
SEGMENT TOTAL EXPENSES                             (10,097,000)     (9,949,000)    (11,329,000)
                                                  ------------    ------------    ------------
LOSS BEFORE INVESTEE INCOME (LOSS)                $(13,759,000)   $(15,187,000)   $ (8,835,000)

Equity Share of Investees' Net Income (Loss)        (1,529,000)     (1,251,000)     (4,015,000)
                                                  ------------    ------------    ------------
LOSS BEFORE TAXES                                 $(15,288,000)   $(16,438,000)   $(12,850,000)
                                                  ============    ============    ============


    The Long Term Holdings segment recorded negative revenues $3.7 million in 2001, negative revenues of $5.2 million in 2000, and positive revenues of $2.5 million in 1999. Revenues in this segment vary considerably from year to year, primarily due to fluctuations in net realized gains or losses on the sale of investments. Investments are not sold on a regular basis, but when the price of an individual security has significantly exceeded our target, or if there have been changes which we believe limit further appreciation potential on a risk-adjusted basis. Consequently, the amount of net realized gains or losses recognized during any accounting period has no predictive value.

    A $6 million net realized investment loss was recorded in 2001. This included a $2.5 million loss to reflect a decrease in the value of warrants we own in other companies, principally HyperFeed Technologies, Inc., during 2001. Following the introduction of Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities," we are now required to recognize changes in the estimated fair value of warrants (before taxes) during an accounting period through the Consolidated Statement of Operations for that period. In addition, although this did not affect the segment, a change in accounting principle had the cumulative effect of reducing income by $981,000 to reflect the after-tax decline in the estimated fair value of warrants during the period from the acquisition of the various warrants through to December 31, 2000. See Note 4 of Notes to Consolidated Financial Statements, "Investments." In addition, we recorded a $500,000 write-off of the remaining carrying value of the loan to MKG Enterprises, and charges for other-than-temporary impairment of $2.1 million in SIHL (see the SIHL section of the "Company Summary, Recent Developments and Future Outlook" portion of Item
7), and $888,000 in Solpower. Solpower Corporation is a development stage company, which was one of the final Alternative Investments discussed in Item 1. Given the duration of the decline in value in this stock, in the absence of factors indicating otherwise, led us to determine that the decline is other-than-temporary. Accordingly, we reduced the basis of the investment to its market value at December 31, 2001. Charges other-than-temporary impairment do not affect shareholders' equity, or book value per share.

    In 2000, a net realized loss of $7.8 million was incurred. This primarily represented a $4.6 million loss on the sale of Conex, a $2.5 million write-down of the loan to MKG Enterprises, and $161,000 in provisions for other-than-temporary impairment in the value of an international equity security. In addition, we recognized a $526,000 loss when a former employee exercised an option which required PICO to sell existing shares in Vidler for less than current book value. When PICO acquired Vidler in the merger with Global Equity Corporation, call options had already been granted to certain employees over existing shares in Vidler. All of these call options have now been exercised.

    On September 8, 2000, PICO sold its investment in Conex, representing approximately 83% of Conex's issued common stock, for a nominal sum. Conex's principal asset was a 60% interest in Guizhou Jonyang Machinery Industry Limited, a joint venture which manufactures wheeled and tracked hydraulic excavation equipment in the Guizhou province of the People's Republic of China. Despite significant restructuring efforts, improved product quality, and domestic market share of over 90% for wheeled excavators, the joint venture was unable to achieve profitability.

     In 1999, net realized losses of $302,000 were recorded. This primarily represented net realized gains of approximately $3.2 million from the sale of securities, primarily from the Company's European portfolio, and $670,000 from the sale of property, which were partially offset by the $3.2 million write-down of an oil and gas investment. In addition, we recorded charges for other-than-temporary impairment of $609,000 in Raetia Energy and $319,000 in an unrelated international equity security, primarily due to the extent and duration of the decline in market price. Raetia Energy is a Swiss public company, which is a producer of hydro-electricity. The 1999 charge reduced our basis in Raetia Equity to approximately $2.1 million, being its market value at December 31, 1999. Charges for other-than-temporary impairment do not affect shareholders' equity, or book value per share.

    In this segment, investment income includes interest on cash and short term fixed-income investments, and dividends from long term holdings. Investment income totaled $1.9 million in 2001, compared to $1.6 million in 2000, and $723,000 in 1999. In 2001, investment income was $246,000 higher than in 2000, principally due to the receipt of $391,000 in dividends from AOG in 2001 after AOG had not paid a dividend in 2000. The $887,000 increase in investment income from 1999 to 2000 was primarily due to interest revenue earned on the proceeds from the rights offering in the first quarter of 2000, and a $405,000 increase in the dividend from Jungfraubahn year over year.

    Other revenues were $466,000 in 2001, $936,000 in 2000, and $2.1 million in 1999.

    The principal expenses recognized in this segment are PICO's corporate overhead and operating expenses from SISCOM and, in 2000 and 1999, Conex. In 2001, segment expenses were $10.1 million, compared to $9.9 million in 2000, and $11.3 million in 1999.

    In 2001, segment expenses included a $2.3 million provision against the principal and accrued interest on two loans receivable from Dominion Capital Pty. Limited. As disclosed in the Long Term Holdings section of Item 7 in our 2000 Form 10-K, PICO made short term advances to Dominion Capital Pty. Limited, a private Australian company. The advances consisted of two loans, which were due to be repaid in 2001. The assets collateralizing the loans include real estate in Australia. We have instituted legal proceedings in Australia to realize on the collateral and to obtain additional legal remedies, if required. Given the delays and uncertainties inherent in the legal process and in realizing on the collateral, we have fully provided against the principal and accrued interest on both loans. The other principal components of segment expenses were parent company overhead of $4.8 million, and SISCOM expenses of $1.7 million.

    In 2000, segment expenses include a $2.3 million operating loss from Conex for the period prior to its sale, and a $1.6 million operating loss from SISCOM. For 1999, segment expenses include a $1.8 million operating loss from Conex, and a $672,000 operating loss from SISCOM.

    PICO's equity share of investees' income (loss) represents our proportionate share of the net income (loss) and other events affecting equity in the investments which we carry under the equity method, less any dividends received from those investments. In 2001, an equity share of investees' loss of $1.5 million was recorded, compared to equity shares of investees' losses of $1.3 million in 2000, and $4 million in 1999. Here is a summary of the principal investments which we accounted for under the equity method in each of the past three years:


         ------------------------------------------------------------------------------------------------------------
                         2001                                2000                                1999
         ------------------------------------------------------------------------------------------------------------
                      HyperFeed                            HyperFeed                          HyperFeed
                                                                                     Conex - until August 1, 1999
                                                  Conex's sino-foreign joint      Conex's sino-foreign joint venture
                                                           venture -
                                                    until September 8, 2000
         ------------------------------------------------------------------------------------------------------------

    The Long Term Holdings segment produced a loss before taxes of $15.3 million in 2001, compared to a $16.4 million loss in 2000 and a $12.9 million loss in 1999.

    The 2001 segment loss includes investment income and other revenues of $2.3 million, which were more than offset by the $2.5 million SFAS No. 133 loss, the $3.5 million realized investment loss, the $1.5 million equity share of investees' losses, and segment expenses of $10.1 million.

    In 2000, the segment loss included equity income of $1.3 million and investment income and other revenues of $2.5 million. These were more than offset by segment expenses of $9.9 million, the $7.8 million in realized losses described above, and the equity share of investees' losses of $13 million.

    In 1999, the segment loss included $302,000 in net realized losses and $2.8 million in investment income and other revenues, which were more than offset by segment expenses of $11.3 million and a $4 million equity share of investees' loss.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

     PICO Holdings, Inc. is a diversified holding company. Our assets primarily consist of investments in our operating subsidiaries, investments in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $17.4 million in cash and cash equivalents at December 31, 2001, compared to $13.6 million at December 31, 2000.

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

     As shown in the Consolidated Statements of Cash Flow, there was a $3.7 million net increase in cash and cash equivalents in 2001, compared to a $23.1 million net decrease in 2000.

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

     See Note 15 of Notes To Consolidated Financial Statements, "Commitments and Contingencies."

                                  RISK FACTORS

     In addition to the risks and uncertainties discussed in the preceding sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document, the following risk factors should be considered carefully in evaluating PICO and its business. The statements contained in this Form 10-K/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Exchange Act, including statements regarding our expectations, beliefs, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

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

     We do not know of any reliable statistical data that would enable us to predict the probability of success or failure of our investments, or to predict the availability of suitable investments at the time we have available cash. You will be relying on the experience and judgment of management to locate, select and develop new acquisition and investment opportunities. Sufficient opportunities may not be found and this business strategy may not be successful. We have made a number of investments in the past that have been highly successful, and we have also made investments that have lost money. Further details of the realized and unrealized gains and losses can be found in the accompanying consolidated financial statements (see notes 1, 3 and 4) and
Item 7 in this 10-K/A.

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

STATE REGULATORS COULD REQUIRE CHANGES TO OUR CAPITALIZATION AND/OR TO THE OPERATIONS OF OUR INSURANCE SUBSIDIARIES AND/OR PLACE THEM INTO REHABILITATION OR LIQUIDATION

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

     New employment agreements were entered into with Mr. Langley and Mr. Hart on January 1, 2002 for a further four years. (See Part II, Item 8, Note 16, "Related-Party Transactions.")

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


             CHANGE IN UNPAID LOSS AND LAE RESERVES FOR PRIOR YEARS

                                                                      2001                 2000                 1999
                                                                -----------------   -------------------   -----------------
Increase (decrease) in provision for prior year claims             $  (9,833,352)          $ 1,300,413        $ 15,878,697
Retroactive reinsurance                                                 (529,993)             (267,653)           (564,469)
Accretion of reserve discount                                                                                      994,545
Cumulative effect of change in accounting principle                                          7,520,744
                                                                ----------------    ------------------    ----------------
    Net increase (decrease) in liabilities for unpaid loss
   and LAE of prior years                                          $ (10,363,345)          $ 8,553,504        $ 16,308,773
                                                                ================    ==================    ================

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

                                                                         Year Ended December 31,
                                       ------------------------------------------------------------------------------------------
                                           1991             1992            1993            1994            1995          1996
                                       --------------   -------------   -------------   -------------   -------------  ----------
                                                                             (In thousands)
Net liability as originally estimated:      $129,768        $159,804        $179,390        $153,212        $137,523    $164,817
Discount                                      30,647          31,269          32,533          20,144          16,568      12,216
Gross liability as originally estimated:     160,415         191,073         211,923         173,356         154,091     177,033
Cumulative payments as of:
     One year later                           42,986          41,550          34,207          35,966          27,128      59,106
     Two years later                          81,489          73,012          69,037          61,263          65,062      95,574
     Three years later                       103,505         103,166          90,904          93,908          86,865     115,160
     Four years later                        120,073         116,278         118,331         110,272         100,967     129,907
     Five Years later                        127,725         139,028         128,773         119,879         111,553     138,505
     Six years later                         142,973         143,562         136,820         129,819         116,575
     Seven years later                       147,142         148,426         145,683         132,394
     Eight years later                       151,751         156,620         147,386
     Nine years later                        159,205         157,975
     Ten years later                         160,426
Liability re-estimated as of:
     One year later                          188,811         197,275         183,560         170,411         147,324     176,922
     Two years later                         184,113         179,763         184,138         163,472         146,653     192,203
     Three years later                       174,790         182,011         175,308         162,532         151,752     202,014
     Four years later                        177,811         176,304         178,544         165,696         156,482     202,767
     Five Years later                        172,431         181,721         178,584         167,145         159,266     191,728
     Six years later                         175,830         181,868         178,371         167,821         150,375
     Seven years later                       177,603         181,029         178,717         160,233
     Eight years later                       178,419         183,229         171,926
     Nine years later                        180,624         179,052
     Ten years later                         177,577
Cumulative Redundancy (Deficiency)          ($17,162)        $12,021         $39,997         $13,123          $3,716    ($14,695)

                                                                                    Year Ended December 31,
                                                             ---------------------------------------------------------------------
                                                                 1997            1998        1999            2000        2001
                                                             -------------   -------------  -----------   ------------   ---------
                                                                                                (In thousands)
Net liability as originally estimated:                           $128,205        $102,877      $98,655        $93,997     $75,259
Discount                                                            9,159           8,515        7,521
Gross liability before discount as originally estimated:          137,364         111,392      106,176         93,997      75,259
Cumulative payments as of:
     One year later                                                44,750          31,056       25,625         21,688
     Two years later                                               69,571          51,184       41,029
     Three years later                                             85,896          62,494
     Four years later                                              95,591
     Five Years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Liability re-estimated as of:
     One year later                                               144,367         127,269      107,521         83,511
     Two years later                                              160,325         127,898       97,614
     Three years later                                            160,239         117,246
     Four years later                                             149,723
     Five Years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Cumulative Redundancy (Deficiency)                               ($12,359)        ($5,854)      $8,562        $10,486

RECONCILIATION TO FINANCIAL STATEMENTS
     Gross liability - end of year                                                            $148,689       $121,442     $98,409
     Reinsurance recoverable                                                                   (42,514)       (27,445)    (23,190)
                                                                                            -----------   ------------   ---------
     Net liability before discount - end of year                                               106,175         93,997      75,219
     Net discount                                                                               (7,521)
                                                                                            -----------   ------------   ---------
     Net liability - end of year (discounted for 1998 and 1999)                                 98,654         93,997      75,219
     Reinsurance recoverable (discounted for 1998 and 1999)                                     40,334         27,445      23,190
                                                                                            -----------   ------------   ---------
                                                                                               138,988        121,442      98,409
     Discontinued personal lines insurance                                                         145            100          40
                                                                                            -----------   ------------   ---------
     Balance sheet liability (discounted for 1998 and 1999)                                   $139,133       $121,542     $98,449
                                                                                            ===========   ============   =========
     Gross re-estimated liability - latest                                                    $146,131       $114,299
     Re-estimated recoverable - latest                                                         (48,518)       (30,788)
                                                                                            -----------   ------------
     Net re-estimated liability before discount - latest                                        97,613         83,511
     Net re-estimated discount - latest
                                                                                            -----------   ------------
     Net re-estimated liability - latest                                                       $97,613        $83,511
                                                                                            ===========   ============
     Net cumulative redundancy before discount                                                  $8,562        $10,486
                                                                                            ===========   ============

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

    Reconciliation of Unpaid Loss and Loss Adjustment Expenses

    An analysis of changes in the liability for unpaid losses and loss adjustment expenses for 2001, 2000, and 1999 is set forth in Note 12 of Notes to PICO's Consolidated Financial Statements, "Reserves for Unpaid Loss and Loss Adjustment Expenses."

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

    See Note 11 of Notes to Consolidated Financial Statements, "Reinsurance," with regard to reinsurance recoverable concentration for all property and casualty lines of business as of December 31, 2001. PICO remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

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

                             AS PREVIOUSLY REPORTED

                                                      THREE MONTHS ENDED

                                 ----------------------------------------------------------------
                                   March 31,      June 30,     September 30,      December 31,
                                     2001           2001           2001              2001
                                 -------------   -----------   --------------   ---------------
Premium income                        $10,039       $10,536          $10,665           $12,051
Net investment income and
  net realized gain (loss)                795         2,203             (473)            2,131
Total revenues                         20,721        15,658           15,749            17,452
Net income (loss)                      (2,263)       (2,462)           1,364             8,134
                                 -------------   -----------   --------------   ---------------
Basic:
                                 -------------   -----------   --------------   ---------------
     Net income (loss) per share      $ (0.18)      $ (0.20)          $ 0.11            $ 0.66
                                 -------------   -----------   --------------   ---------------
    Weighted average common
     and equivalent shares
     outstanding                   12,390,096    12,390,096       12,390,096        12,368,616
Diluted:
     Net income (loss) per share      $ (0.18)      $ (0.20)          $ 0.11            $ 0.66
                                 -------------   -----------   --------------   ---------------
    Weighted average common
     and equivalent shares
     outstanding                   12,390,096    12,390,096       12,408,408        12,368,616
                                 -------------   -----------   --------------   ---------------


                                AS RESTATED, SEE NOTE 22

                                                     THREE MONTHS ENDED
                                 -------------------------------------------------------------
                                   March 31,     June 30,        September 30,     December 31,
                                     2001          2001             2001               2001
                                  -----------   -----------      -----------   -   -----------
Premium income                    $    10,039   $    10,536      $    10,665       $    12,051
Net investment income and
  net realized gain (loss)              2,370         3,877           (1,014)            1,115
Total revenues                         22,296        17,332           15,208            16,436
Net income (loss)                      (1,439)       (1,534)             866             7,221
                                  -----------   -----------   --------------   ---------------
Basic:
                                  -----------   -----------   --------------   ---------------
     Net income (loss) per share  $     (0.12)  $     (0.12)     $      0.07       $      0.58
                                  -----------   -----------   --------------   ---------------
    Weighted average common
     and equivalent shares
     outstanding                   12,390,096    12,390,096       12,390,096        12,368,616
Diluted:
     Net income (loss) per share  $     (0.12)  $     (0.12)          $ 0.07       $      0.58
                                  -----------   -----------   --------------   ---------------
   Weighted average common
     and equivalent shares
     outstanding                   12,390,096    12,390,096       12,408,408        12,368,616
                                  -----------   -----------   --------------   ---------------


                             AS PREVIOUSLY REPORTED

                                                      THREE MONTHS ENDED
                                 ----------------------------------------------------------
                                   March 31,      June 30,     September 30,  December 31,
                                     2000           2000           2000           2000
                                  ------------   ------------  -------------  -------------
Premium income                         $7,514         $7,678         $8,272        $10,972
Net investment income and
  net realized gain (loss)              1,443          1,558         (4,589)         2,301
Total revenues                         10,095         11,027          4,940         19,291
Net income (loss)                      (8,521)           121         (2,805)         1,679
                                  ------------   ------------  -------------  -------------
Basic:
                                  ------------   ------------  -------------  -------------
     Net income (loss) per share      $ (0.93)        $ 0.01        $ (0.23)        $ 0.14
                                  ------------   ------------  -------------  -------------
    Weighted average common
     and equivalent shares
     outstanding                    9,200,926     12,390,070     12,390,096     12,390,096
Diluted:
     Net income (loss) per share      $ (0.93)        $ 0.01        $ (0.23)        $ 0.14
                                  ------------   ------------  -------------  -------------
    Weighted average common
     and equivalent shares
     outstanding                    9,200,926     12,390,070     12,390,096     12,390,096
                                  ------------   ------------  -------------  -------------

                            AS RESTATED, SEE NOTE 22

                                                       THREE MONTHS ENDED
                                    --------------------------------------------------------
                                     March 31,      June 30,    September 30,   December 31,
                                       2000           2000           2000           2000
                                    ----------    -----------    -----------    -----------
Premium income                      $    7,514    $     7,678    $     8,272    $    10,972
Net investment income and
  net realized gain (loss)               1,999          1,510         (4,589)         2,255
Total revenues                          10,651         10,979          4,940         19,245
Net income (loss)                       (8,444)          (401)        (3,823)         1,368
                                  ------------    -----------  -------------    -----------
Basic:
                                  ------------    -----------  -------------    -----------
     Net income (loss) per share    $    (0.92)   $     (0.03)   $     (0.31)   $      0.11
                                  ------------    -----------  -------------    -----------
    Weighted average common
     and equivalent shares
     outstanding                     9,200,926     12,390,070     12,390,096     12,390,096
Diluted:
     Net income (loss) per share    $    (0.92)   $     (0.03)   $     (0.31)   $      0.11
                                  ------------    -----------  -------------    -----------
    Weighted average common
     and equivalent shares
     outstanding                     9,200,926     12,390,070     12,390,096     12,390,096
                                  ------------    -----------  -------------    -----------


                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                           AND FOR EACH OF THE YEARS
                     ENDED DECEMBER 31, 2001, 2000 and 1999




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

            Independent Auditors' Report.................................................................................    55
            Consolidated Balance Sheets as of December 31, 2001 and 2000................................................. 56-57
            Consolidated Statements of Operations for the Years Ended
              December 31, 2001, 2000 and 1999...........................................................................    58
            Consolidated Statements of Shareholders' Equity for the
              Years Ended December 31, 2001, 2000 and 1999............................................................... 59-61
            Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2001, 2000 and 1999...........................................................................    62
            Notes to Consolidated Financial Statements................................................................... 63-91

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

As discussed in Note 22, the accompanying consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP

San Diego, California

March 8, 2002 (March 27, 2003 as to Note 22)

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                              2001                        2000
                                                       ------------------          ------------------
                                                         (AS RESTATED,                (AS RESTATED,
                                                          SEE NOTE 22)                 SEE NOTE 22)
Investments (Note 3):
Available for sale:
Fixed maturities                                           $ 100,895,244               $ 101,895,274
Equity securities                                             54,364,542                  55,051,049
Investment in unconsolidated affiliates (Note 4)               2,583,590                   4,139,830
                                                       ------------------          ------------------
          Total investments                                  157,843,376                 161,086,153

Cash and cash equivalents                                     17,361,624                  13,644,312
Premiums and other receivables, net (Note 6)                  18,076,561                  19,032,603
Reinsurance receivables (Note 11)                             23,783,106                  27,594,039
Accrued investment income                                      1,595,400                   1,717,109
Land and related mineral rights and water rights (Note 5)    125,997,642                 137,235,241
Property and equipment, net (Note 8)                           2,727,931                   2,944,513
Deferred policy acquisition costs (Note 9)                     6,913,589                   6,299,819
Goodwill and intangibles, net (Note 1)                         3,487,414                   4,000,508
Net deferred income taxes (Note 7)                             8,583,265                  13,100,328
Other assets                                                   8,048,856                   5,427,828
                                                       ------------------          ------------------
     Total assets                                          $ 374,418,764               $ 392,082,453
                                                       ==================          ==================


   The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                            2001                  2000
                                                                                      -----------------     ------------------
Policy liabilities and accruals:                                                        (AS RESTATED,          (AS RESTATED,
                                                                                         SEE NOTE 22)           SEE NOTE 22)
     Unpaid losses and loss adjustment expenses (Note 12)                                 $ 98,449,053          $ 121,541,722
     Unearned premiums                                                                      28,143,296             25,505,189
     Reinsurance balance payable                                                             5,458,720              5,631,603
Deferred gain on retroactive reinsurance                                                       438,879                968,872
Other liabilities                                                                           13,579,220             13,148,093
Bank and other borrowings (Note 20)                                                         14,596,302             15,550,387
Taxes payable                                                                                                         350,133
Excess of fair value of net assets acquired over purchase price (Note 1)                     2,792,597              3,360,581
                                                                                      -----------------     ------------------
     Total liabilities                                                                     163,458,067            186,056,580
                                                                                      -----------------     ------------------
Minority interest                                                                            3,062,190              3,920,739
                                                                                      -----------------     ------------------
Commitments and Contingencies

Common stock, $.001 par value; authorized 100,000,000; 16,784,223 issued
      and outstanding at December 31, 2001 and 2000                                             16,784                 16,784
Additional paid-in capital                                                                 235,844,655            235,844,655
Accumulated other comprehensive loss (Note 1)                                               (3,225,867)            (4,204,335)
Retained earnings                                                                           53,391,570             48,277,665
                                                                                      -----------------     ------------------
                                                                                           286,027,142            279,934,769
Less treasury stock, at cost  (common shares: 4,415,607 in 2001 and 4,394,127 in 2000)     (78,128,635)           (77,829,635)
                                                                                      -----------------     ------------------
     Total shareholders' equity                                                            207,898,507            202,105,134
                                                                                      -----------------     ------------------
     Total liabilities and shareholders' equity                                          $ 374,418,764          $ 392,082,453
                                                                                      =================     ==================







   The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                              2001                 2000                 1999
                                                                       -------------------   ------------------  -------------------
Revenues:                                                                  (AS RESTATED,         (AS RESTATED,       (AS RESTATED,
                                                                           SEE NOTE 22)          SEE NOTE 22)         SEE NOTE 22)
     Premium income                                                          $ 43,289,676        $  34,435,754         $ 36,379,102
     Net investment income (Note 3)                                             9,766,893            8,860,921            6,604,822
     Net realized loss on investments (Note 3)                                 (3,418,496)          (7,686,963)            (611,373)
     Sale of land and water rights                                             17,106,174            5,478,263            6,081,764
     Other income                                                               4,528,090            4,726,419            5,199,172
                                                                       -------------------   ------------------  -------------------
          Total revenues                                                       71,272,337           45,814,394           53,653,487
                                                                       -------------------   ------------------  -------------------
Expenses:
     Loss and loss adjustment expenses (Note 12)                               18,302,320           24,026,218           35,211,836
     Amortization of policy acquisition costs (Note 9)                         13,044,382           10,250,348           10,484,345
     Cost of land and water rights                                              7,568,229            3,995,508            4,458,694
     Insurance underwriting and other expenses                                 21,685,855           22,355,463           23,794,385
                                                                       -------------------   ------------------  -------------------
          Total expenses                                                       60,600,786           60,627,537           73,949,260
                                                                       -------------------   ------------------  -------------------
Equity in loss of unconsolidated affiliates                                    (1,529,060)          (1,252,020)          (4,014,892)
                                                                       -------------------   ------------------  -------------------
          Income (loss) before income taxes and minority interest               9,142,491          (16,065,163)         (24,310,665)
Provision (benefit) for federal, foreign and state income taxes (Note 7)        3,406,464           (9,011,222)         (13,422,069)
                                                                       -------------------   ------------------  -------------------
          Income (loss)  before minority interest                               5,736,027           (7,053,941)         (10,888,596)
Minority interest in loss of subsidiaries                                         358,449              717,076              706,076
                                                                       -------------------   ------------------  -------------------
Income (loss) before extraordinary gain and accounting change                   6,094,476           (6,336,865)         (10,182,520)
     Extraordinary gain, net of income tax expense of $227,821                                                              442,240
     Cumulative effect of change in accounting principle, net (Note 21)          (980,571)          (4,963,691)
                                                                       -------------------   ------------------  -------------------
Net income (loss)                                                            $  5,113,905        $ (11,300,556)        $ (9,740,280)
                                                                       ===================   ==================  ===================
Net income (loss) per common share - basic and diluted:
     Income (loss) per share before extraordinary gain and
       cumulative effect                                                     $       0.49        $       (0.55)        $      (1.13)
     Extraordinary gain                                                                                                        0.05
     Cumulative effect of change in accounting principle                            (0.08)               (0.43)
                                                                       -------------------   ------------------  -------------------
               Net income (loss) per common share                            $       0.41        $       (0.97)        $      (1.08)
                                                                       ===================   ==================  ===================
               Weighted average shares outstanding                             12,384,682           11,604,120            8,998,442
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

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999





                                                                      Additional
                                                       Common          Paid-In            Retained
                                                       Stock           Capital            Earnings
                                                     ----------   -----------------   -----------------
Balance, January 1, 1999, as previously reported       $13,329       $ 183,154,588        $ 76,240,000
Prior period adjustments (See Note 22)                                                      (6,921,499)
                                                     ----------   -----------------   -----------------
Balance, January 1, 1999 (*)                            13,329         183,154,588          69,318,501

Comprehensive Loss for 1999
  Net loss (*)                                                                              (9,740,280)
  Net unrealized appreciation on investments
    net of deferred tax of $2.3 million and
    reclassification adjustment of $1.3 million (*)
  Foreign currency translation (*)
    Total Comprehensive Loss

Exercise of 120,000 warrants
  at $23.80 per share                                      120           2,850,239

Purchase of 13,000 PICO treasury shares
                                                     ----------   -----------------   -----------------
Balance, December 31, 1999 (*)                         $13,449       $ 186,004,827        $ 59,578,221
                                                     ==========   =================   =================

(*) As Restated, See Note 22


                                                               Accumulated Other
                                                              Comprehensive Income
                                                     --------------------------------------
                                                      Net Unrealized           Foreign
                                                       Appreciation            Currency            Treasury
                                                      on Investments          Translation           Stock                Total
                                                     -----------------    -----------------    -----------------    ----------------
Balance, January 1, 1999, as previously reported         $ (3,087,565)        $ (4,763,872)       $ (77,538,042)      $ 174,018,438
Prior period adjustments (See Note 22)                      6,640,753               17,968                                 (262,778)
                                                     -----------------    -----------------    -----------------    ----------------
Balance, January 1, 1999 (*)                               (3,553,188)          (4,745,904)         (77,538,042)        173,755,660

Comprehensive Loss for 1999
  Net loss (*)
  Net unrealized appreciation on investments
    net of deferred tax of $2.3 million and
    reclassification adjustment of $1.3 million (*)         4,413,947
  Foreign currency translation (*)                                              (1,481,998)
    Total Comprehensive Loss                                                                                             (6,808,331)

Exercise of 120,000 warrants
  at $23.80 per share                                                                                                     2,850,359

Purchase of 13,000 PICO treasury shares                                                                (291,593)           (291,593)
                                                     -----------------    -----------------    -----------------    ----------------
Balance, December 31, 1999 (*)                           $  7,967,135         $ (6,227,902)       $ (77,829,635)      $ 169,506,095
                                                     =================    =================    =================    ================
(*) As Restated, See Note 22


         The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999






                                                              Additional
                                                Common          Paid-In            Retained
                                                Stock           Capital            Earnings
                                              -----------  ------------------  ------------------

Balance, December 31, 1999 (*)                   $13,449       $ 186,004,827        $ 59,578,221

Comprehensive Loss for 2000
   Net loss (*)                                                                      (11,300,556)

   Net unrealized depreciation on investments net of deferred tax of $2.2 million (*)

   Foreign currency translation (*)
     Total Comprehensive Loss

Rights offering, net of $193,000 of expenses       3,335          49,839,828
                                              ----------   -----------------   -----------------
Balance, December 31, 2000 (*)                  $ 16,784       $ 235,844,655        $ 48,277,665
                                              ==========   =================   =================
(*) As Restated, See Note 22




                                                        Accumulated Other
                                                       Comprehensive Loss
                                              --------------------------------------
                                               Net Unrealized
                                                Appreciation           Foreign
                                               (Depreciation)         Currency            Treasury
                                               on Investments        Translation            Stock               Total
                                              ------------------  ------------------  ------------------  ------------------

Balance, December 31, 1999 (*)                      $ 7,967,135        $ (6,227,902)      $ (77,829,635)      $ 169,506,095

Comprehensive Loss for 2000
   Net loss (*)

   Net unrealized depreciation on investments
       net of deferred tax of $2.2  million (*)      (4,355,660)

   Foreign currency translation (*)                                      (1,587,908)
     Total Comprehensive Loss                                                                                   (17,244,124)

Rights offering, net of $193,000 of expenses                                                                     49,843,163
                                              -----------------   -----------------   -----------------   -----------------
Balance, December 31, 2000 (*)                      $ 3,611,475        $ (7,815,810)      $ (77,829,635)      $ 202,105,134
                                              =================   =================   =================   =================
(*) As Restated, See Note 22

   The accompanying notes are an integral part of the consolidated financial statements

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999





                                                                  Additional
                                                   Common           Paid-In           Retained
                                                    Stock           Capital           Earnings
                                                 ------------  ------------------  ---------------

Balance, December 31, 2000 (*)                      $ 16,784       $ 235,844,655     $ 48,277,665

Comprehensive Loss for 2001
 Net income (*)                                                                         5,113,905
 Net appreciation on investments net of
   deferred tax of $996,000 and
   reclassification adjustment of $2.6 million (*)
 Foreign currency translation (*)
      Total Comprehensive Loss

Acquisition of 21,846 shares of
 treasury stock for deferred compensation plans
                                                 -----------   -----------------   --------------
Balance, December 31, 2001 (*)                      $ 16,784       $ 235,844,655     $ 53,391,570
                                                 ===========   =================   ==============
(*) As Restated, See Note 22





                                                         Accumulated Other
                                                        Comprehensive Loss
                                                 ----------------------------------
                                                 Net Unrealized        Foreign
                                                  Appreciation         Currency         Treasury
                                                 on Investments      Translation          Stock              Total
                                                 ----------------   ---------------  ----------------   ----------------

Balance, December 31, 2000 (*)                       $ 3,611,475      $ (7,815,810)    $ (77,829,635)     $ 202,105,134

Comprehensive Loss for 2001
 Net income (*)
 Net appreciation on investments net of
   deferred tax of $996,000 and
   reclassification adjustment of $2.6 million (*)     1,933,582
 Foreign currency translation (*)                                         (955,114)
      Total Comprehensive Loss                                                                                6,092,373

Acquisition of 21,846 shares of
 treasury stock for deferred compensation plans                                             (299,000)         (299,000)
                                                 ---------------    --------------   ---------------    ---------------
Balance, December 31, 2001 (*)                       $ 5,545,057      $ (8,770,924)    $ (78,128,635)     $ 207,898,507
                                                 ===============    ==============   ===============    ===============
(*) As Restated, See Note 22






   The accompanying notes are an integral part of the consolidated financial statements

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                                                                2001                    2000            1999
                                                                             -----------           -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                        (AS RESTATED,         (AS RESTATED,    (AS RESTATED,
                                                                             SEE NOTE 22)           SEE NOTE 22)     SEE NOTE 22)
Net income (loss)                                                            $ 5,113,905           $ (11,300,556)   $ (9,740,280)
Adjustments to reconcile net income (loss)  to net cash
    used in operating activities:
      Provision for deferred taxes                                             4,036,227              (3,910,103)    (13,217,925)
      Cumulative effect of accounting change                                     980,571              (2,557,053)
      Depreciation and amortization                                            2,034,657               2,678,267       3,076,471
      Loss on sale of investments                                              3,418,468               7,686,963         611,373
      Gain on sale of interest in Semitropic                                  (5,700,720)
      Loss on condemnation of property                                           201,822
      Allowance for uncollectible accounts                                     2,633,204                 114,812           4,963
      Extraordinary gain on early extinguishment of debt                                                                (442,240)
      Equity in loss of unconsolidated affiliates                              1,529,060               1,252,020       4,014,892
      Minority interest                                                         (358,449)               (717,076)       (706,076)
Changes in assets and liabilities, net of effects of acquisitions:
      Premiums and other receivables                                          (1,677,162)             (7,001,894)        938,386
      Land, water and mineral rights                                           4,922,434              (8,922,701)        329,364
      Income taxes                                                              (324,837)               (883,883)      8,049,785
      Reinsurance receivable                                                   3,810,933              17,446,329      10,584,462
      Reinsurance payable                                                       (172,883)             (2,080,999)     (4,356,288)
      Deferred policy acquisition costs                                         (613,770)             (1,478,591)        727,406
      Deferred gain on retroactive insurance                                    (529,993)               (267,653)       (564,469)
      Unpaid losses and loss adjustment expenses                             (23,092,669)            (17,591,153)    (15,887,821)
      Unearned premiums                                                        2,638,107               8,300,499      (3,599,742)
      Other adjustments, net                                                  (2,784,077)              1,927,280      (3,346,702)
                                                                            -------------    -------------------- ---------------
Net cash used in operating activities                                         (3,935,172)            (17,305,492)    (23,524,441)
                                                                            -------------    -------------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale investments:
      Fixed maturities                                                        68,452,287               4,690,829
      Equity securities                                                        7,818,540               1,170,169      11,817,436
Proceeds from maturity of investments                                         20,470,000              13,900,000       3,815,669
Purchases of available for sale investments:
      Fixed maturities                                                       (83,598,484)            (55,497,642)    (14,442,126)
      Equity securities                                                      (14,562,923)            (14,335,900)    (19,166,770)
Semitropic lease payment                                                        (378,429)             (2,333,640)     (2,333,333)
Proceeds from the sale of interest in Semitropic                              10,202,733
Proceeds from the condemnation of property                                     1,098,178
Proceeds from the sales of real estate                                                                                 2,741,980
Purchases of property and equipment                                             (760,095)             (1,107,898)       (739,748)
Investments in and advances to affiliates                                                             (1,390,851)       (753,928)
Other investing activities, net                                                  273,000                (537,258)     (1,094,370)
                                                                            -------------    -------------------- ---------------
     Net cash provided by (used in) investing activities                       9,014,807             (55,442,191)    (20,155,190)
                                                                            -------------    -------------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank and other borrowings                                        (2,903,407)               (329,968)       (191,787)
Proceeds from borrowings                                                       1,949,321                               6,068,781
Cash paid to minority shareholders of partnership                               (500,000)
Proceeds from rights offering, net                                                                    49,843,163
Proceeds from the sale of warrants                                                                                     2,850,359
Repurchase of treasury stock (for deferred  compensation in 2001)               (299,000)                               (291,593)
                                                                            -------------    -------------------- ---------------
     Net cash provided by (used in) financing activities                      (1,753,086)             49,513,195       8,435,760
                                                                            -------------    -------------------- ---------------
Effect of exchange rate changes on cash                                          390,763                 140,427         328,048
                                                                            -------------    -------------------- ---------------
     Net increase (decrease) in cash and cash equivalents                      3,717,312             (23,094,061)    (34,915,823)

Cash and cash equivalents, beginning of year                                  13,644,312              36,738,373      71,654,196
                                                                            -------------    -------------------- ---------------
     Cash and cash equivalents, end of year                                 $ 17,361,624            $ 13,644,312    $ 36,738,373
                                                                            =============    ==================== ===============
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
          Interest                                                          $    880,000            $    847,000    $    284,000
                                                                            =============    ==================== ===============
          Income taxes recovered                                            $ (1,190,000)           $ (4,907,000)   $ (4,627,000)
                                                                            =============    ==================== ===============

         The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 ---------------

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

     Organization and Operations:

          PICO Holdings, Inc. and subsidiaries (collectively, "PICO" or "the Company") is a diversified holding company.

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

          The Company's primary subsidiaries as of December 31, 2001 are as follows:

          Vidler Water Company, Inc. ("Vidler"). Vidler is a 96.2% owned Delaware corporation. Vidler's business involves identifying end users, namely water utilities, municipalities or developers, in the Southwest who require water, and then locating a source and supplying the demand, either by utilizing Vidler's own assets or securing other sources of supply. These assets comprise water rights in the states of Colorado, Arizona, and Nevada, and water storage facilities in Arizona and California.

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

          Physicians Insurance Company of Ohio ("Physicians"). Prior to selling its book of medical professional liability ("MPL") insurance business in 1995, Physicians engaged in providing MPL insurance coverage to physicians and surgeons, primarily in Ohio. On August 28, 1995, Physicians entered into an agreement with Mutual Assurance, Inc. ("Mutual") pursuant to which Physicians sold its recurring MPL insurance business to Mutual. Physicians is in "run off." This means that it is handling claims arising from historical business, and selling investments when funds are needed to pay claims.

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

       Investments:

          The Company's investment portfolio at December 31, 2001 and 2000 is comprised of investments with fixed maturities, including U.S. government bonds, government -- sponsored enterprise bonds, and investment-grade corporate bonds; equity securities, including investments in common and preferred stocks, and warrants; convertible debt instruments and mortgage participation interests.

          The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement, among other things, requires investment securities to be divided into three categories: held to maturity, available for sale, and trading. The Company classifies all investments as available for sale. Unrealized gains or losses on investments recorded at fair value are recorded net of tax and included in accumulated other comprehensive income or loss. Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," is used to account for investments where the Company has significant influence over the investee.

          The Company regularly reviews the carrying value of its investments for impairment. A decline in the value of any investment below cost that is deemed other than temporary is written down to net realizable value. Adjustments for write-downs are reflected in net realized gain or loss on investments in the consolidated statements of operations. During the three years ended December 31, 2001, the Company recorded impairment losses on equity securities of $3 million, $161,000 and $1.1 million, respectively. In addition, the Company wrote off its investment in a loan by expensing $500,000 in 2001, and $2.5 million in 2000 (See Note 15). During 1999, the Company recorded an impairment loss of $3.2 million related to a portion of an oil and gas investment.

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

       Property and Equipment:

          Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated lives of the assets. Buildings and leasehold improvements are depreciated over 15-20 years; office furniture and fixtures are generally over 7 years, and computer equipment is over 3 years. Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized. Gains or losses on the sale of property and equipment are included in other income.

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

       Stock Based Compensation

           The Company accounts for stock based compensation under the intrinsic value method of APB 25, "Accounting For Stock Issued to Employees." No compensation expense was recorded during the years ended December 31, 2001, 2000 and 1999.

      Comprehensive Loss:

          Comprehensive income or loss includes foreign currency translation, and unrealized holding gains and losses on available for sale securities. The components of accumulated other comprehensive loss are as follows:



                                                                December 31,
                                                          2001               2000
                                                   ----------------   ----------------
     Net unrealized gain on securities                $  5,545,057       $  3,611,475
     Foreign currency translation                       (8,770,924)        (7,815,810)
                                                   ----------------   ----------------
Accumulated other comprehensive loss                  $ (3,225,867)      $ (4,204,335)
                                                   ================   ================


          Accumulated other comprehensive loss is net of deferred income tax asset of $1.4 million and $3.2 million at December 31, 2001 and 2000, respectively.

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

       Recent Accounting Pronouncements:

         In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, as an exception, any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. At December 31, 2001, PICO's balance sheet included goodwill and intangible assets of $5.8 million, $2.3 million of which is included within the investment balances of the unconsolidated affiliates, and negative goodwill ("excess of fair value of net assets acquired over purchase price") of $2.8 million.

         Management has estimated that the adoption of SFAS No. 142 will have the following effects. The initial consequence will be reflected in the Company's consolidated financial statements for the quarter ending March 31, 2002:

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

          Prior to the sale, on November 3, 1999, the Company increased its ownership of Conex from 66% to 83% through the redemption of its remaining preferred shares and conversion of intercompany loans into common stock. On August 2, 1999, the Company increased its ownership of Conex from 32% to 66% through the redemption of preferred shares, the proceeds from which were used to exercise warrants for common shares. The consolidated results of operations for the year ended December 31, 1999 reflect the consolidation of Conex for the period August 3 to December 31. Prior to consolidation, the investment was accounted for using the equity method. Consequently, the results of operations for the year ended December 31, 1999 include 32% of the losses in the unconsolidated affiliate for the period January 1 to August 2, 1999. The reported results in 2000 include Conex as a consolidated subsidiary until September 8, 2000. Conex's primary asset was a 60% joint venture that manufactures wheeled and tracked excavators in The People's Republic of China.

          Conex accounted for its 60% interest in the joint venture using the equity method of accounting due the fact that it did not have majority financial control over the policies and procedures of the joint venture. The functional currency for the joint venture is the Chinese Renminbi.

          Under the terms of the joint venture agreement between Conex and the joint venture in The People's Republic of China, Conex had a commitment to fund a third round of financing in the amount of $5 million. This liability was included in the consolidated financial statements at December 31, 1999, but following the sale of Conex, this liability, as well as all the other assets and liabilities of Conex, are no longer included in the Company's consolidated financial statements.

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
                                   ===============  ==============

          On January 31, 2000, the Company sold its interest in Summit Global Management for $100,000, and recorded a pretax loss on sale of $75,400.

3.       INVESTMENTS:

          At December 31, the cost and carrying value of investments were as follows:

                                                                       Gross               Gross
                                                                     Unrealized          Unrealized            Carrying
2001:                                               Cost               Gains               Losses               Value
                                              -----------------    ---------------    -----------------    -----------------
Fixed maturities:
     U.S. Treasury securities
          and obligations of U.S.
          government - sponsored enterprises      $ 12,179,670        $   326,884         $    (90,457)       $  12,416,097
     Corporate securities                           83,172,507          1,247,644             (614,004)          83,806,147
     Mortgage participation interests                4,673,000                                                    4,673,000
                                              -----------------    ---------------    -----------------    -----------------
                                                   100,025,177          1,574,528             (704,461)         100,895,244
Equity securities                                   48,183,148          7,178,436             (997,042)          54,364,542
Investment in unconsolidated affiliates              2,583,590                                                    2,583,590
                                              -----------------    ---------------    -----------------    -----------------
          Total                                   $150,791,915        $ 8,752,964         $ (1,701,503)       $ 157,843,376
                                              =================    ===============    =================    =================

                                                                        Gross               Gross
                                                                      Unrealized          Unrealized            Carrying
2000:                                                Cost               Gains               Losses               Value
                                               -----------------    ---------------    -----------------    -----------------
Fixed maturities:
     U.S. Treasury securities
          and obligations of U.S.
          government - sponsored enterprises      $  20,774,818       $    186,444        $     (22,329)      $   20,938,933
     Corporate securities                            67,621,386          1,026,850              (41,895)          68,606,341
         Mortgage participation interests            12,350,000                                                   12,350,000
                                               -----------------    ---------------    -----------------    -----------------
                                                    100,746,204          1,213,294              (64,224)         101,895,274
Equity securities                                    52,201,758          5,043,089           (2,193,798)          55,051,049
Investment in unconsolidated affiliates               4,139,830                                                    4,139,830
                                               -----------------    ---------------    -----------------    -----------------
          Total                                   $ 157,087,792       $  6,256,383        $  (2,258,022)      $  161,086,153
                                               =================    ===============    =================    =================


          The amortized cost and carrying value of investments in fixed maturities at December 31, 2001, by contractual maturity, are shown below. Expected maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized              Carrying
                                                  Cost                  Value
                                          -------------------    ------------------
Due in one year or less                          $19,272,532           $19,308,867
Due after one year through five years             41,193,744            41,903,362
Due after five years                              34,885,901            35,010,015
Mortgage participation interests                   4,673,000             4,673,000
                                          -------------------    ------------------
                                                $100,025,177          $100,895,244
                                          ===================    ==================

          Investment income is summarized as follows for each of the years ended December 31:

                                   2001              2000              1999
                              ---------------   ---------------   ---------------
Investment income from:
     Available for sale:
          Fixed maturities       $ 6,171,014       $ 5,196,831       $ 1,593,052
          Equity securities        1,795,248           965,836           470,628
          Other                    1,871,738         2,884,099         4,809,821
                              ---------------   ---------------   ---------------
     Total investment income       9,838,000         9,046,766         6,873,501
Investment expenses                  (71,107)         (185,845)         (268,679)
                              ---------------   ---------------   ---------------
     Net investment income       $ 9,766,893       $ 8,860,921       $ 6,604,822
                              ===============   ===============   ===============

          Pre-tax net realized gain (loss) on investments is as follows for each of the years ended December 31:

                                                      2001                2000              1999
                                                ------------------   ---------------   ---------------
Gross realized gains:
          Fixed maturities                           $  1,788,474       $   110,708
          Equity securities and other investments         803,760            15,127       $ 3,395,323
          Real estate                                                                         670,451
                                                ------------------   ---------------   ---------------
     Total gains                                        2,592,234           125,835         4,065,774
                                                ------------------   ---------------   ---------------
Gross realized losses:
          Fixed maturities                                (84,446)                               (123)
          Equity securities and other investments      (5,926,284)       (7,812,798)       (4,677,024)
                                                ------------------   ---------------   ---------------
     Total losses                                      (6,010,730)       (7,812,798)       (4,677,147)
                                                ------------------   ---------------   ---------------
     Net realized loss                               $ (3,418,496)      $(7,686,963)      $  (611,373)
                                                ==================   ===============   ===============

          During 2001, 2000 and 1999, the Company recorded $3 million, $161,000 and $1.1 million, respectively, in other-than-temporary impairments of equity securities primarily due to the extent and duration of the decline in market value of the equity securities. Also, during 2001 the Company sold an investment that had previously been impaired. The total pre-tax loss was $4.7 million and the accounting effect in 2001 was a pre-tax gain of $731,000.

          During 2001, 2000 and 1999, the Company recorded $500,000, $2.5 million and $3.2 million, respectively, in permanent write downs of non-equity security investments to recognize what is expected to be other than temporary declines in the value of securities.

          At December 31, 2001, the Company owned 9,867,391 shares, representing a 20.7% interest in Australian Oil and Gas ("AOG"). During 2001, the Company purchased 1,026,732 shares of AOG for $941,000 and received 414,615 shares as a dividend valued at $333,000. During 2000, the Company purchased 981,584 shares of AOG for $858,000. During 1999, the Company purchased 6,166,657 shares of Australian Oil and Gas for $6.6 million and received 420,494 shares as a dividend valued at $452,000. Generally, with a voting ownership percentage of 20% or more, the investment may be recorded under the equity method unless the investor lacks the ability to exercise significant influence. PICO lacks the ability to exercise significant influence based on a number of factors.

          During the fourth quarter of 2000, the Company increased its voting ownership in Accu Holding AG, a Swiss corporation, to 28.3%. As is the case with AOG, PICO lacks the ability to exercise significant influence based on a number of factors and therefore does not apply the equity method of accounting and is accounting for this investment at cost and has recorded an unrealized loss under SFAS 115.

          During 2000, the Company purchased 3,472 shares of Jungfraubahn Holding AG ("Jungfraubahn") for $493,000. During 1999, the Company purchased 76,600 shares of Jungfraubahn for $11.8 million. The acquisition was financed with $7 million in cash and the remaining balance in debt. At December 31, 2001 and 2000, the Company owns 112,672 shares, or 19.3% of the Jungfraubahn. The Company accounts for the investment under SFAS 115 and reported a net unrealized gain of $2.6 million at December 31, 2001.

4.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES:

          HyperFeed Technologies, Inc.:

          At December 31, 2001, the Company's investment in HyperFeed consisted of 10,077,856 shares of common stock, representing 42.4% of the common shares outstanding; and 4,055,195 common stock warrants which on a diluted basis would represent an additional 14.5% voting interest if exercised. The common stock is recorded using the equity method of accounting and has a carrying value of $2.1 million at December 31, 2001. The difference between the carrying value of the investment and the underlying equity in the net assets or liabilities of HyperFeed of $2.2 million considered goodwill and is being amortized over 10 years on a straight-line basis. At December 31, 2001, the common stock warrants are valued at an estimated fair value of $527,000, prior to a $1.2 million deferred tax asset, using the Black-Scholes option-pricing model. The warrants are reported as a derivative instrument under the provisions of SFAS 133 and consequently the loss for the 2001 year is reflected in the caption "Realized Loss on Investments" in the Statement of Operations. The cumulative change in fair value from the date of acquisition to January 1, 2001 was a decline of $1.3 million and is recorded net of a deferred tax benefit on the Statement of Operations.

          The Black-Scholes pricing model incorporates assumptions in calculating an estimated fair value. The following assumptions were used in the computations: no dividend yield for all years; a risk-free interest rate of 2% - 5.6%; a one year expected life; and a historical 5 year cumulative volatility of 109% to 119%.

          At December 31, 2000, the Company's investment in HyperFeed consisted of 2,602,000 shares of common stock, representing 16.5% of the common shares outstanding; 4,786,547 shares of preferred stock, representing a 23% diluted voting interest; and an additional 4,055,195 common stock warrants which on a diluted basis would represent an additional 20.5% voting interest. The common and preferred stock are recorded using the equity method of accounting for investments in common stock, and have a combined carrying value of $3.3 million at December 31, 2000. The difference between the carrying value of the investment and the underlying equity in the net assets or liabilities of HyperFeed is considered goodwill and is being amortized over 10 years on a straight-line basis. At December 31, 2000, the common stock warrants are carried in accordance with SFAS No. 115 at an estimated fair value of $2.9 million, prior to a $435,000 deferred tax asset, using the Black-Scholes option-pricing model. The pre-tax unrealized loss on the warrants is $1.3 million.

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
                       ==================   =================

5.     LAND AND RELATED MINERAL RIGHTS AND WATER RIGHTS:

         Through its subsidiary Nevada Land, the Company owns land and the related mineral rights and water rights. Through its subsidiary Vidler, the Company owns water rights and water storage assets consisting of various real properties in California, Arizona, Colorado and Nevada. The costs assigned to the various components at December 31, were as follows:

                                                          2001                  2000
                                                    ------------------    ------------------
NLRC:
  Land and related mineral rights and water rights       $ 45,249,039          $ 42,799,043
                                                    ------------------    ------------------
Vidler:
  Water and water rights                                   24,530,412            25,743,707
  Land                                                     46,803,276            55,960,544
  California water storage                                  1,206,737             5,740,483
  Land improvements, net                                    8,208,178             6,991,464
                                                    ------------------    ------------------
                                                           80,748,603            94,436,198
                                                    ------------------    ------------------
                                                        $ 125,997,642         $ 137,235,241
                                                    ==================    ==================


          At December 31, 2001 and 2000, the book value of Vidler's interest in the Semitropic Water Storage facility was $1.2 million and $5.7 million, respectively. During the first ten years of the agreement through November 2008, Vidler is required to make a minimum annual payment. These payments are being capitalized and the asset is being amortized over its useful life of thirty-five years. In May 2001, Vidler sold 29.73% of its right, title and interest under the lease to Newhall Land and Farming Company. In 2001 Vidler sold 84% of its right, title and interest under the lease for a gain of $5.7 million. As a result, at December 31, 2001, Vidler owns the right to store 30,000 acre-feet of water and is required to make a minimum annual payment of $519,000. At December 31, 2000, Vidler owned the right to store 185,000 acre-feet and was required to make a minimum annual payment of $2.3 million. The amortization expense in 2001 and 2000 was $438,000 and $667,000, respectively. In addition, Vidler is required to pay annual operating and maintenance costs. In 2001, 2000 and 1999, operating costs of $146,000, $889,000 and $863,000, respectively, were expensed.

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

6.     PREMIUMS AND OTHER RECEIVABLES:

          Premiums and other receivables consisted of the following at December 31:

                                                    2001                2000
                                               ----------------    ----------------
Agents' balances and unbilled premiums            $ 11,081,153        $ 10,008,197
Finance receivables                                  5,961,567           3,329,670
Trade receivables                                       49,288             263,400
Other accounts receivable                            3,535,157           5,645,636
                                               ----------------    ----------------
                                                    20,627,165          19,246,903
Allowance for doubtful accounts                     (2,550,604)           (214,300)
                                               ----------------    ----------------
                                                  $ 18,076,561        $ 19,032,603
                                               ================    ================

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

          Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                                2001                2000
                                                         ----------------    ----------------
Deferred tax assets:
     Net operating loss carryforwards                       $ 12,155,883        $ 20,598,362
     Capital loss carryforwards                                2,947,945
     Loss reserves                                             7,100,265           9,023,860
     Unearned premium reserves                                 1,913,744           1,734,353
     Unrealized depreciation on securities                       292,122             364,041
     Deferred gain on retroactive reinsurance                    149,219             329,417
     Write down of securities                                  5,961,979           6,742,018
     Equity in unconsolidated affiliates                       1,392,552             681,104
     Deferred loss on SFAS 133                                   505,144
     Other, net                                                1,187,741             550,044
                                                         ----------------    ----------------
            Total deferred tax assets                         33,606,594          40,023,199
                                                         ----------------    ----------------
     Deferred tax liabilities:
     Discounting of reserves                                   2,823,237           2,823,237
     Deferred policy acquisition costs                         2,350,620           2,141,939
     Unrealized appreciation on securities                     1,669,697             714,769
     Revaluation of surface, water and mineral rights         12,991,330          14,880,795
     NLRC land sales                                           1,065,315           1,065,315
     Accretion of bond discount                                  109,664              61,795
     Capitalized lease                                           279,313           1,133,434
                                                         ----------------    ----------------
          Total deferred tax liabilities                      21,289,176          22,821,284
                                                         ----------------    ----------------
     Net deferred tax assets before
          valuation allowance                                 12,317,418          17,201,915
     Less valuation allowance                                 (3,734,153)         (4,101,587)
                                                         ----------------    ----------------
          Net deferred tax asset                             $ 8,583,265        $ 13,100,328
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

          Pre-tax income (loss) from continuing operations for the years ended December 31 was under the following jurisdictions:

                                  2001                2000                 1999
                            -----------------    ----------------    -----------------
Domestic                        $ 12,508,221       $ (11,129,866)       $ (14,716,953)
Foreign                           (3,365,730)         (4,935,297)          (9,593,712)
                            -----------------    ----------------    -----------------
    Total                       $  9,142,491       $ (16,065,163)       $ (24,310,665)
                            =================    ================    =================

          Income tax expense (benefit) from continuing operations for each of the years ended December 31 consists of the following:

                                                    2001                2000                 1999
                                             ----------------    ----------------    -----------------
Current tax benefit:
U.S. federal                                     $   (15,373)       $   (450,125)       $    (718,240)
Foreign                                             (614,389)         (4,650,993)             514,096
                                             ----------------    ----------------    -----------------
    Total current tax benefit                       (629,762)         (5,101,118)            (204,144)
                                             ----------------    ----------------    -----------------
Deferred tax expense (benefit):
U.S. federal                                     $ 4,365,247        $ (3,775,786)       $  (9,394,066)
Foreign                                             (329,021)           (134,318)          (3,823,859)
                                             ----------------    ----------------    -----------------
    Total deferred tax expense (benefit)           4,036,226          (3,910,104)         (13,217,925)
                                             ----------------    ----------------    -----------------
    Total income tax expense (benefit)           $ 3,406,464        $ (9,011,222)       $ (13,422,069)
                                             ================    ================    =================

          The difference between income taxes provided at the Company's federal statutory rate and effective tax rate is as follows:


                                                              2001               2000                1999
                                                         ----------------   ----------------   -----------------
Federal income tax provision (benefit) at statutory rate     $ 3,108,447        $(5,462,155)       $ (8,265,626)
Book tax difference on sale of securities                                        (1,247,596)
Settlement of tax appeal                                        (495,976)        (4,398,731)
Change in valuation allowance                                   (367,434)         3,285,416          (8,448,347)
Amortization of goodwill                                         (63,165)           208,268             217,934
Non-deductible capital loss                                                        (166,750)            294,188
Investment valuation                                                               (971,105)            171,115
Accrued liabilities                                                                                   1,578,000
Extraordinary gain                                                                                      227,821
Permanent differences                                          1,224,592           (258,569)            802,846
                                                         ----------------   ----------------   -----------------
     Federal income tax provision (benefit)                  $ 3,406,464        $(9,011,222)       $(13,422,069)
                                                         ================   ================   =================

          Provision has not been made for U.S. or additional foreign tax on the $5.9 million of undistributed earnings of foreign subsidiaries. It is not practical to estimate the amount of additional tax that might be payable. At December 31, 2001, the Company had no income tax payable or receivable, and at December 31, 2000, the Company had an income tax payable of $324,000. As of December 31, 2001, the Company has net operating loss carryforwards of $35 million. The Company has $2.2 million, $620,000, and $6.7 million of consolidated NOL's that expire in 2014, 2016, and 2020, respectively. In addition certain subsidiaries have $25.5 million of NOL's subject to certain limitations that restrict their use and have valuation allowances established.

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
                                           ================   ================   ================

10.      SHAREHOLDERS' EQUITY:

          At the Annual Meeting of Shareholders on October 19, 2000, shareholders voted to amend the Articles of Incorporation to eliminate the Company's preferred shares. This amendment became effective January 16, 2001.

          On February 9, 2000, the Company registered on Form S-3 with the U. S. Securities and Exchange Commission to offer 6,546,497 shares of PICO stock at a price of $15 per share through a rights offering. Shareholders were offered 1 right to buy 1 new share at $15 for every 2 common shares held at March 1, 2000.

          In March 2000, an investment partnership registered as PICO Equity Investors, L.P. acquired 3,333,333 shares of PICO stock for approximately $50 million. PICO Equity Investors, an entity managed by PICO Equity Investors Management, LLC, which is owned by three of PICO's current directors (including PICO's chairman of the board and PICO's president and chief executive officer), will exercise all voting and investment decisions with respect to these shares for up to 10 years. There is no monetary compensation for the management of either partnership. PICO used the $49.8 million net proceeds to develop existing water and water storage assets, acquire additional water assets, acquire investments, and for general working capital needs.

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

     Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would approximate the following pro forma amounts for the years ended December 31:

                                                                  2001             2000             1999
                                                            --------------- ----------------- ----------------
Reported net income (loss)                                     $ 5,113,905     $ (11,300,556)    $ (9,740,280)
SFAS No. 123 charge                                               (711,521)       (2,616,496)         (96,249)
                                                            --------------- ----------------- ----------------
Pro forma net income (loss)                                    $ 4,402,384     $ (13,917,052)    $ (9,836,529)
                                                            =============== ================= ================
Pro forma net income (loss) per share: basic and diluted       $      0.36     $       (1.20)    $      (1.09)
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

           All reinsurance assets and liabilities are shown on a gross basis in the accompanying consolidated financial statements. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Such amounts are included in "reinsurance receivables" in the consolidated balance sheets at December 31 are as follows:

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

                 CONCENTRATION OF REINSURANCE AS OF DECEMBER 31, 2001

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

           Future minimum rental payments required under the leases for the years ending December 31, are as follows:


                2002                 1,450,605
                2003                   815,851
                2004                   639,928
                2005                   586,942
                2006                   544,928
                Thereafter           3,837,728
                               ----------------
                    Total           $7,875,982
                               ================

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

           During 2000 and 2001, Global Equity entered into settlement negotiations with a third party to dispose of the remaining assets of MKG. Due to the protracted nature of these discussions and the increasing uncertainty of whether the remaining asset can be realized, Global Equity wrote off the remaining balance of $500,000 of the investment during 2001. (See Long Term Holdings in "Management's Discussion and Analysis of Financial Condition" and "Results of Operations.") Global Equity is currently reviewing its legal options before deciding if it will continue pursuing the outstanding legal actions.

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

          BSND, Inc. ("BSND"), a wholly-owned subsidiary of Vidler has resolved a partnership dispute relating to Big Springs Associates, a partnership which owned real property and water rights in Nevada (the "Partnership"). Under the terms of an agreement resolving the dispute, BSND, Inc. is now the sole owner and manager of all the Partnership's assets.

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

          On March 27, 2000, the Company sold 3,333,333 shares of common stock to PICO Equity Investors, LP ("PEI") in a rights offering. PEI is managed by PICO Equity Investors Management, LLC, which is owned by three of PICO's current directors (including PICO's chairman of the board and PICO's president and chief executive officer). PICO Equity Investors will exercise all voting and investment decisions with respect to these shares for up to 10 years. There is no monetary compensation for management of either partnership.

          Summit Global Management, Inc. is a Registered Investment Advisor providing investment advisory services to managed accounts including the Company's subsidiaries, until June 30, 2000. In January 2000, the Company sold its interest in Summit to its chief executive officer in exchange for a note receivable of $100,000 bearing interest at 7% per annum, and due 2002. In addition, Summit owed the Company approximately $65,000 for operating expenses.

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

17.    STATUTORY INFORMATION:

          The Company and its insurance subsidiaries are subject to regulation by the insurance departments of the states of domicile and other states in which the companies are licensed to operate and file financial statements using statutory accounting practices prescribed or permitted by the respective Departments of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Physicians had received written approval from the Ohio Department of Insurance to discount its medical professional liability unpaid loss and loss adjustment expense reserves, including related reinsurance recoverable using a 4% discount rate through December 31, 1999. Effective January 1, 2000, the Ohio Department of Insurance withdrew its permission for Physicians to discount reserves. Statutory practices vary in certain respects from US GAAP. The principal variances are as follows:

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

          Segment performance is measured by revenues and segment profit before tax. In addition, assets identifiable with segments are disclosed as well as capital expenditures, and depreciation and amortization. The Company has operations and investments both in the U.S. and abroad. Information by geographic region is also similarly disclosed. We account for segments as described in the significant accounting policies contained in Note 1.

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

       MPL Operations

          Until 1995, Physicians and Professionals wrote medical professional liability insurance, mostly in the state of Ohio. Professionals merged with and into Physicians on December 21, 2001. Physicians has stopped writing new business and is being "run off." This means that it is handling claims arising from historical business, and selling investments when funds are needed to pay claims.

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

          Segment information by major operating segment follows (in thousands):

                                    Land and Related    Water Rights    Property                     Long-
                                     Mineral Rights       and Water        and                        Term
                                    and Water Rights       Storage      Casualty        MPL       Investments    Consolidated
                                 ------------------------------------------------------------------------------ --------------
2001:
-----
Revenues (charges)                     $ 3,221            $  17,763    $ 51,349       $ 2,602      $  (3,663)      $ 71,273
Income (loss) before income taxes          131                4,989       6,178        13,132        (15,288)         9,142
Identifiable assets                     59,682               97,216     152,751        28,782         35,988        374,419
Depreciation and amortization               58                1,285         346            99            247          2,035
Capital expenditures                        43                  277         364                           76            760

2000:
-----
Revenues (charges)                     $ 5,276            $   3,123    $ 39,257       $ 3,396      $  (5,238)      $ 45,814
Income (loss) before income taxes        1,918               (4,854)      2,541           768        (16,438)       (16,065)
Identifiable assets                     52,002              108,215     137,808        30,155         63,902        392,082
Depreciation and amortization               28                  988         253           396          1,013          2,678
Capital expenditures                                            628         321             8            151          1,108

1999:
-----
Revenues                               $ 7,147            $   1,056    $ 39,836       $ 3,121      $   2,493       $ 53,653
Income (loss) before income taxes        1,094               (3,947)     (3,803)       (4,805)       (12,850)       (24,311)
Identifiable assets                     53,810               80,313     136,589        39,827         65,632        376,171
Depreciation and amortization               33                  810                       971          1,255          3,069
Capital expenditures                                            385                       147            208            740

          Segment information by geographic region follows (in thousands):

                                        United
                                        States         Canada        Europe    Australia       Asia         Consolidated
                                 ---------------------------------------------------------------------    -----------------
2001
----
Revenues (charges)                      $ 71,809                    $  (928)     $   391                       $ 71,272
Income before income taxes                 9,194                        (52)                                      9,142
Identifiable assets                      341,372                     25,558      $ 7,489                        374,419
Depreciation and amortization              2,035                                                                  2,035
Capital expenditures                         760                                                                    760

2000
----
Revenues (charges)                      $ 48,149      $ (2,482)     $   147                                    $ 45,814
Income (loss) before income taxes        (12,977)     $ (2,616)        (472)                                    (16,065)
Identifiable assets                      354,609         2,115       27,207      $ 8,151                        392,082
Depreciation and amortization              2,544                                              $   134             2,678
Capital expenditures                       1,108                                                                  1,108

1999:
-----
Revenues (charges)                      $ 53,084                    $   (99)                  $   668          $ 53,653
Income (loss) before income taxes        (24,146)                     1,612                    (1,777)          (24,311)
Identifiable assets                      333,894                     24,959      $ 8,280        9,038           376,171
Depreciation and amortization              2,770                                                  299             3,069
Capital expenditures                         740                                                                    740


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

                                                         December 31, 2001                          December 31, 2000
                                             ---------------------------------------    ---------------------------------------
                                                    Carrying            Estimated             Carrying             Estimated
                                                    Amount              Fair Value             Amount              Fair Value
                                             -----------------     -----------------    ------------------    -----------------
Financial assets:
Fixed maturities                                $ 100,895,244         $ 100,895,244         $ 101,895,274        $ 101,895,274
Equity securities                                  54,364,542            54,364,542            55,051,049           55,051,049
Investment in unconsolidated affiliates             2,583,590             6,602,760             4,139,830            7,181,670
Cash and cash equivalents                          17,361,624            17,361,624            13,644,312           13,644,312

Deposits with reinsurers and
reinsurance recoverables                            6,745,010             6,745,010             7,604,288            7,604,288
Financial liabilities:
     Bank and other borrowings                     14,596,302            14,596,302            15,550,387           15,550,387


20.      BANK AND OTHER BORROWINGS:

           At December 31, 2001 and 2000, bank and other borrowings consisted of loans and promissory notes incurred to finance the purchase of land and investment securities. The weighted average interest rate on these borrowings was approximately 7.2% and 7.4% at December 31, 2001, and 2000, respectively with principal and interest due throughout the term.

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
                                     ==================   =================

           At December 31, 2001, Global Equity SA has a loan facility with a Swiss bank for a maximum of U.S. $9.1 million (CHF 15 million) based on a margin not higher than 30% of the securities deposited with the bank. The actual amount available is dependent on the value of the collateral held after a safety margin established by the bank. It may be used as an overdraft or for payment obligations arising from securities transactions. At December 31, 2001 approximately U.S. $7.8 million
       (13 million CHF) is outstanding bearing interest at approximately 6%.

           At December 31, 2001, $6.8 million of the total outstanding debt is within Vidler, incurred with the acquisition of land in the Harquahala Valley. The weighted average rate of interest on these notes is 8.5% and is collateralized by the purchased properties.

           Nevada Land issued a $5 million promissory note, maturing on October 1, 2000 in connection with the acquisition of lands. The note was collateralized by 9.4 acres of land, which held geothermal leases. The notes bore interest at 9% and were paid monthly to the extent that payment was received on four geothermal leases associated with the land. In April 1999, Nevada Land settled the note payable by exchanging the particular land deed, which was collateral for the note. As a result of this settlement the Company recognized a net extraordinary gain of $442,000.

          The Company's future minimum principal debt repayments for the years ending December 31, are as follows:

        2002               $ 8,199,865
        2003                   518,749
        2004                 1,376,519
        2005                   362,652
        2006                   393,826
        Thereafter           3,744,691
        -------------------------------
        Total              $14,596,302
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

           The current impacts of SFAS 133, are included in realized investment gains and losses on the statement of operations and primarily includes the fluctuation in the value of the warrants to purchase shares of HyperFeed Technologies, Inc. The value of the warrants is determined each period using the Black-Scholes option pricing model. The model uses the current market price of the common stock of HyperFeed, and the following assumptions in calculating an estimated fair value: no dividend yield; a risk-free interest rate of 2% - 5.6%; a one year expected life; and a historical 5 year cumulative volatility of 109% to 119%. The value of the
       4.1 million warrants derived from the model was $527,000 and $2.9 million at December 31, 2001 and 2000, respectively. The change in value is reported within the realized investment gain/loss in the consolidated statement of operations. Future effects on net income will depend on market conditions.

22.    RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION:


           Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001 the company determined that it needed to record other-than-temporary impairments on marketable securities and reverse the equity method of accounting for the investment in Jungfraubahn.

            Other-Than-Temporary Impairments:

            The Company has previously recorded realized gains or losses from other-than-temporary impairment on certain marketable securities. However, the Company determined that it should have recorded additional other-than-temporary impairment charges on other marketable securities. For the year ended December 31, 2001, 2000 and 1999, additional impairment charges of $3 million, $161,000 and $1.1 million, respectively were recorded. The Company reversed $4.7 million in losses originally reported in the year ended December 31, 2001 since it was determined that an other-than-temporary impairment had occurred in an earlier period. The total net effect in 2001 was a decrease in realized losses of $1.7 million. The $4.7 million in losses were subsequently recorded in the year ended December 31, 1996. In addition, the Company recorded impairment charges of $4.6 million for the year ended December 31, 1998.

        Accounting for Jungfraubahn:

        In September 2000, the Company adopted the equity method of accounting related to its investment in Jungfraubahn. It was subsequently determined that the Company should account for Jungfraubahn in accordance with SFAS No. 115. The Company has reversed its accounting which reduced earnings in unconsolidated affiliates by $241,000, $3 million and $3 million in 2001, 2000 and 1999, respectively. Net investment income increased by dividends received from Jungfraubahn of $622,000 and $217,000 in 2000 and 1999, respectively. Under the equity method of accounting, dividends had been recorded as a reduction in the equity basis.

        The after tax effect of the other-than-temporary impairments and the adjustments related to the equity method of accounting increased net income by $340,000 in 2001, and increased net loss by $1.8 million in 2000 and $2.9 million in 1999, respectively. Beginning retained earnings at January 1, 1999 decreased $6.9 million to $69.3 million due primarily to reversing an accumulated $737,000 in net earnings of affiliate recorded on Jungfraubahn and $6.2 million in net realized losses recorded for other-than-temporary impairments recorded in 1996 and 1998.

        At December 31, 2001, the net deferred income tax asset increased from the removal of deferred income tax liabilities related to a timing difference for the equity in income from Jungfraubahn. Previously reported net unrealized losses at December 31, 2001 went from a loss of $10.6 million to a net unrealized gain of $5.5 million primarily due to 1) reversing the equity basis of our investment in Jungfraubahn and reporting the investment at fair value under the accounting provisions of SFAS No. 115 and 2) recording impairment charges for other-than-temporary impairment losses. Accumulated foreign currency losses also increased by $3.6 million due to the change from equity method to fair value.

        At December 31, 2000, equity securities increased $18.9 million for the market value of the investment in Jungfraubahn and investment in unconsolidated affiliate decreased $23.7 million related to reversing the equity method accounting for Jungfraubahn. The net deferred income tax asset increased from the relief of deferred income tax liabilities that represented a timing difference due to recording the equity in income on the investment in Jungfraubahn offset by an increase in deferred tax liabilities related to the unrealized gain on the investment in Jungfraubahn using the accounting provisions of SFAS No. 115. Reported net unrealized losses at December 31, 2000 went from a loss of $7 million to a net unrealized gain of $3.6 million primarily due to 1) reporting the investment at fair value under the accounting provisions of SFAS No. 115, and 2) recording charges for the other-than-temporary impairment losses described above. Accumulated foreign currency losses increased by $2.1 million due to the change from equity method to fair value for the investment in Jungfraubahn.

        As a result, the Company has restated its consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 from amounts previously reported to record other-than-temporary impairments on marketable securities and to reverse the equity method of accounting for its investment in Jungfraubahn.

A summary of the significant effects on the consolidated financial statements is as follows:

                                                Year Ended                                      Year Ended
                                            December 31, 2001                               December 31, 2000
                                As Previously Reported      As Restated        As Previously Reported       As Restated
                                --------------------------------------------   ----------------------------------------------
Realized gain (loss)                  $ (5,110,963)         $ (3,418,496)         $ (7,525,762)           $ (7,686,963)
Net investment income                                                             $  8,238,296            $  8,860,921
Total revenues                        $ 69,579,870          $ 71,272,337          $ 45,352,970            $ 45,814,394
Equity in income (loss) of
    unconsolidated affiliates         $ (1,288,460)         $ (1,529,060)         $  1,794,069            $ (1,252,020)
Income (loss) before minority
    interest                          $  7,690,623          $  9,142,491          $(13,480,498)           $(16,065,163)
Income tax expense (benefit)          $  2,295,540          $  3,406,464          $ (8,201,176)           $ (9,011,222)
Income (loss) from continuing
    operations                        $  5,753,532          $  6,094,476          $ (4,562,246)           $ (6,336,865)
Net income (loss)                     $  4,772,961          $  5,113,905          $ (9,525,937)           $(11,300,556)

Basic and Diluted
income (loss) per share               $      (0.39)         $       0.41          $      (0.82)           $      (0.97)


                                                Year Ended
                                            December 31, 1999
                                 As Previously Reported   As Restated
                                 -----------------------------------------
Realized gain (loss)               $    440,611          $   (611,373)
Net investment income              $  6,386,887          $  6,604,822
Total revenues                     $ 54,487,537          $ 53,653,488
Equity in income (loss) of
    unconsolidated affiliates      $ (1,026,245)         $ (4,014,892)
Income (loss) before minority
    interest                       $(20,487,968)         $(24,310,665)
Income tax expense (benefit)       $(12,519,374)         $(13,422,069)
Income (loss) from continuing
    operations                     $ (7,262,518)         $(10,182,520)
Net income (loss)                  $ (6,820,278)         $ (9,740,280)

Basic and Diluted
income (loss) per share            $      (0.76)         $      (1.08)


                                                       December 31, 2001                               December 31, 2000
                                         As Previously Reported      As Restated         As Previously Reported       As Restated
                                        ---------------------------------------------   -------------------------------------------
Equity securities                                                                         $  36,174,505          $  55,051,049
Investment in unconsolidated affiliate                                                    $  27,824,291          $   4,139,830
Net deferred income tax asset               $   7,299,015          $   8,583,265          $  11,354,592          $  13,100,328
Total assets                                $ 373,134,514          $ 374,418,764          $ 395,144,634          $ 392,082,453
Total liabilities                           $ 163,432,771          $ 163,458,067          $ 186,031,284          $ 186,056,580

Unrealized loss, net of tax                 $ (10,633,199)         $   5,545,057          $  (6,977,748)         $   3,611,475
Accumulated foreign currency                   (5,126,798)            (8,770,924)            (5,755,230)            (7,815,810)
                                            -------------          -------------          -------------          -------------
Accumulated other comprehensive loss        $ (15,759,997)         $  (3,225,867)         $ (12,732,978)         $  (4,204,335)

Retained earnings                           $  64,666,746          $  53,391,570          $  59,893,785          $  48,277,665
Total shareholders' equity                  $ 206,639,553          $ 207,898,507          $ 205,192,611          $ 202,105,134


23.     SUBSEQUENT EVENT:

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              (a)   FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

                    1.    FINANCIAL STATEMENTS.

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          Independent Auditors' Report.........................................      55
                          Consolidated Balance Sheets as of December 31, 2001 and 2000.........    56-57
                          Consolidated Statements of Operations for the Years
                                Ended December 31, 2001, 2000 and 1999.........................      58
                          Consolidated Statements of Shareholders' Equity for the
                                Years Ended December 31, 2001, 2000, and 1999..................    59-61
                          Consolidated Statements of Cash Flows for the Years
                               Ended December 31, 2001, 2000 and 1999..........................      62
                          Notes to Consolidated Financial Statements...........................    63-91

                    2.    FINANCIAL STATEMENT SCHEDULES.
                          Independent Auditors' Report.........................................      94
                          Schedule I - Condensed Financial Information of Registrant...........    95-96
                          Schedule II - Valuation and Qualifying Accounts......................      98
                          Schedule V - Supplementary Insurance Information.....................    99-101

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Board of Directors of PICO Holdings, Inc.:

We have audited the consolidated financial statements of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and for the three years in the period ended December 31, 2001, and have issued our report thereon dated March 8, 2002 (March 27, 2003 as to Note 22) which report includes explanatory paragraphs relating to the change in accounting for medical professional liability claims reserves in 2000 as discussed in Note 21 and the restatement discussed in Note 22. Our audits of the consolidated financial statements also included the financial statement schedules of the Company, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


San Diego, California
March 8, 2002 (March 27, 2003 as to Note 22)

                                   SCHEDULE I

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                                                                              December 31,      December 31,
                                                                                  2001              2000
                                                                            ----------------  ----------------
ASSETS                                                                       (AS RESTATED,      (AS RESTATED,
                                                                               SEE NOTE 1)        SEE NOTE 1)
Cash and cash equivalents                                                      $  1,559,584      $  4,331,102
Investments in subsidiaries                                                     134,957,362       123,804,711
Equity securities and other investments                                          29,279,888        31,464,151
Deferred income taxes                                                            10,486,309         5,670,439
Other assets                                                                     32,690,726        38,546,947
                                                                            ----------------  ----------------
     Total assets                                                              $208,973,869      $203,817,350
                                                                            ================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expense and other liabilities                                          $  1,075,362      $  1,712,216
                                                                            ----------------  ----------------

Common stock, $.001 par value, authorized 100,000,000 shares: issued and
     outstanding 16,784,223 at December 31, 2001 and 2000, respectively              16,784            16,784
Additional paid-in capital                                                      235,844,655       235,844,655
Accumulated other comprehensive loss                                             (3,225,867)       (4,204,335)
Retained earnings                                                                53,391,570        48,277,665
                                                                            ----------------  ----------------
                                                                                286,027,142       279,934,769
Less treasury stock, at cost (2001: 4,415,607 shares and 2000:
  4,394,127 shares)                                                             (78,128,635)      (77,829,635)
                                                                            ----------------  ----------------
     Total shareholders' equity                                                 207,898,507       202,105,134
                                                                            ----------------  ----------------
     Total liabilities and shareholders' equity                                $208,973,869      $203,817,350
                                                                            ================  ================

 This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 2001 Form 10-K/A

                                   SCHEDULE I

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                        2001             2000              1999
                                                                   ---------------  ----------------  ---------------
                                                                     (AS RESTATED,    (AS RESTATED,    (AS RESTATED,
                                                                      SEE NOTE 1)      SEE NOTE 1)      SEE NOTE 1)
Investment income (loss), net                                        $ 3,058,533     $ (4,067,068)      $    659,312
Equity in income (loss) of subsidiaries                                10,741,775         1,310,463       (6,859,201)
                                                                   ---------------  ----------------  ---------------
     Total revenues (charges)                                          13,800,308        (2,756,605)      (6,199,889)
Expenses                                                                8,587,153         6,055,643        5,024,583
                                                                   ---------------  ----------------  ---------------
Income (loss) from continuing operations before income taxes            5,213,155        (8,812,248)     (11,224,472)
Benefit for income taxes                                                 (881,321)       (2,475,383)      (1,484,192)
                                                                   ---------------  ----------------  ---------------
Income (loss) before cumulative effect                                  6,094,476        (6,336,865)      (9,740,280)
Cumulative effect of accounting change, net                              (980,571)       (4,963,691)
                                                                   ---------------  ----------------  ---------------
Net income (loss)                                                    $  5,113,905    $  (11,300,556)    $ (9,740,280)
                                                                   ===============  ================  ===============
                                     CONDENSED STATEMENTS OF CASH FLOWS
                                                                        2001             2000              1999
                                                                   ---------------  ----------------  ---------------
Cash flow from operating activities:                                 (AS RESTATED,    (AS RESTATED,     (AS RESTATED,
                                                                      SEE NOTE 1)      SEE NOTE 1)       SEE NOTE 1)
     Net income (loss)                                               $  5,113,905    $  (11,300,556)    $ (9,740,280)
     Adjustments to reconcile net income (loss) to net
       cash used or provided by operating activities:
          Equity in (income) loss of subsidiaries                     (10,741,775)       (1,310,463)       6,859,201
          Cumulative effect of accounting change, net                     980,571         4,963,691
          Changes in assets and liabilities:
               Accrued expenses and other liabilities                    (636,854)      (15,765,565)       4,709,660
               Other assets                                             1,040,351       (37,926,455)       8,144,827
                                                                   ---------------  ----------------  ---------------
          Net cash provided by (used in) operating activities          (4,243,802)      (61,339,348)       9,973,408
                                                                   ---------------  ----------------  ---------------
Cash flow from investing activities:
     Sale of investments                                                1,771,284        12,910,084
     Purchase of investments                                                                             (10,052,274)
                                                                   ---------------  ----------------  ---------------
          Net cash provided by (used in) investing activities           1,771,284        12,910,084      (10,052,274)
Cash flow from financing activities:
     Cash received from exercise of warrants                                                               2,850,359
     Cash received from rights offering, net                                             49,843,163
     Purchase of treasury shares                                         (299,000)                          (291,593)
                                                                   ---------------  ----------------  ---------------
          Net cash provided by (used in) financing activities            (299,000)       49,843,163        2,558,766
                                                                   ---------------  ----------------  ---------------
          Increase (decrease) in cash and cash equivalents             (2,771,518)        1,413,899        2,479,900
Cash and cash equivalents, beginning of year                            4,331,102         2,917,203          437,303
                                                                   ---------------  ----------------  ---------------
Cash and cash equivalents, end of year                               $  1,559,584    $    4,331,102     $  2,917,203
                                                                   ===============  ================  ===============


This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K/A

   NOTE TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)


NOTE 1.  RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION:

         Subsequent to the issuance of the Company's stand alone financial statements for the year ended December 31, 2001, the Company determined that it needed to record other-than-temporary impairments on marketable securities and reverse equity method of accounting for the investment in Jungfraubahn.

Other-Than-Temporary Impairments:

         The Company had previously recorded realized gains or losses from other-than-temporary impairments on certain marketable securities. The Company determined that it should have recorded other-than-temporary impairment charges on other marketable securities. During the year ended December 31, 2001, there was an additional impairment charge of $888,000 related to securities held directly by the parent.

Other-Than-Temporary Impairments Recorded by Subsidiaries:

         For the years presented within the condensed statement of operations, Equity in income (loss) of subsidiaries increased by $927,000 in 2001, decreased by $1.8 million in 2000 and increased the loss by $2.9 million in 1999 due to the net of tax impact of its subsidiaries recording additional impairment charges of $2.1 million, $161,000 and $1.1 million, in 2001, 2000 and 1999, respectively. The subsidiaries reversed $4.7 million in losses originally reported in the year ended December 31, 2001 since it was determined that an other-than-temporary impairment had occurred in an earlier period. The effect of the adjustments related to other-than-temporary impairments in 2001 was an increase in gross realized gains of $2.5 million, a $1.1 million increase after tax. The $4.7 million in losses were subsequently recorded in the year ended December 31, 1996. In addition, the subsidiaries recorded impairment charges of $4.6 million for the year ended December 31, 1998.

Accounting for Jungfraubahn:

         In September 2000, the Company adopted the equity method of accounting related to its investment in Jungfraubahn. It was subsequently determined that the Company should account for Jungfraubahn in accordance with SFAS No. 115. The Company has reversed its accounting which reduced equity in income (loss) of subsidiaries by $241,000, $3 million and $3 million in 2001, 2000 and 1999, respectively. In addition, equity in income (loss) of subsidiaries increased by dividends received from Jungfraubahn of $622,000 and $217,000 in 2000 and 1999, respectively. Under the equity method of accounting, dividends had been recorded as a reduction in the equity basis.

         The after tax effect of the other-than-temporary impairments and the adjustments related to the equity method of accounting increased net income by $340,000 in 2001, and increased net loss by $1.8 million in 2000 and $2.9 million in 1999, respectively. Beginning retained earnings at January 1, 1999 decreased $6.9 million to $69.3 million due primarily to reversing an accumulated $737,000 in net earnings of affiliate recorded on Jungfraubahn and $6.2 million in net realized losses recorded for other than temporary impairments recorded in 1996 and 1998.

         At December 31, 2001, investment in subsidiaries increased from the removal of deferred income tax liabilities related to a timing difference for the equity in income from Jungfraubahn. Previously reported net unrealized losses at December 31, 2001 went from a loss of $10.6 million to a net unrealized gain of $5.5 million primarily due to 1) reversing the equity basis of our investment in Jungfraubahn and reporting the investment at fair value under the accounting provisions of SFAS No. 115, and 2) recording impairment charges for other-than-temporary impairment losses. Accumulated foreign currency losses also increased by $3.6 million due to the change from equity method to fair value.

         At December 31, 2000, investment in subsidiaries decreased by $3.1 million primarily due to an increase of $18.9 million for the market value of the investment in Jungfraubahn, and a decrease to the of $23.7 million related to reversing the equity method accounting for Jungfraubahn. Reported net unrealized losses at December 31, 2000 went from a loss of $7 million to a net unrealized gain of $3.6 million primarily due to 1) reporting the investment at fair value under the accounting provisions of SFAS No. 115, and 2) recording charges for the other-than-temporary impairment losses described above. Accumulated foreign currency losses increased by $2.1 million due to the change from equity method to fair value for the investment in Jungfraubahn.

         As a result, the Condensed Financial Statements (Parent Only) have been restated for the years ended December 31, 2001, 2000 and 1999 from amounts previously reported to record other than temporary impairments on marketable securities and to reverse the equity method of accounting for its investment in Jungfraubahn.

         A summary of the significant effects on the parent company financial statements is as follows:

















                                                    Year Ended                                     Year Ended
                                                 December 31, 2001                              December 31, 2000
                                     As Previously Reported    As Restated        As Previously Reported       As Restated
                                     ------------------------------------------   ----------------------------------------------
Investment income, net                $  3,946,033             $  3,058,533
Equity in income (loss) of subs       $  9,815,081             $ 10,741,775          $  3,085,082             $  1,310,463
Total revenues                        $ 13,761,114             $ 13,800,308          $   (981,986)            $ (2,756,605)
Income tax expense (benefit)          $   (579,571)            $   (881,321)
Income (loss) from continuing
operations before cumulative effect   $  5,753,532             $  6,094,476          $ (4,562,246)            $ (6,336,865)
Net income (loss)                     $  4,772,961             $  5,113,905          $ (9,525,937)            $(11,300,556)

Basic and Diluted
income (loss) per share               $       0.39             $       0.41          $      (0.82)            $      (0.97)



                                                       Year Ended
                                                    December 31, 1999
                                        As Previously Reported   As Restated
                                        -----------------------------------------
Investment income, net
Equity in income (loss) of subs          $ (3,939,199)            $ (6,859,201)
Total revenues                           $ (3,279,887)            $ (6,199,889)
Income tax expense (benefit)
Income (loss) from continuing
operations before cumulative effect      $ (6,820,278)            $ (9,740,280)
Net income (loss)                        $ (6,820,278)            $ (9,740,280)

Basic and Diluted
income (loss) per share                  $      (0.76)            $      (1.08)


                                                  December 31, 2001                              December 31, 2000
                                      As Previously Reported    As Restated        As Previously Reported       As Restated
                                      ------------------------------------------   ----------------------------------------------
Investment in subsidiaries                  $133,698,408           $134,957,362            $ 126,892,188           $ 123,804,711
Unrealized loss, net of tax                 $(10,633,199)          $  5,545,057            $  (6,977,748)          $   3,611,475
Accumulated foreign currency                  (5,126,798)            (8,770,924)              (5,755,230)             (7,815,810)
                                      -------------------   --------------------   ----------------------  ----------------------
Accumulated other comprehensive loss        $(15,759,997)          $ (3,225,867)           $ (12,732,978)          $  (4,204,335)

Retained earnings                           $ 64,666,746           $ 53,391,570            $  59,893,785           $  48,277,665
Total shareholders' equity                  $206,639,553           $207,898,507            $ 205,192,611           $ 202,105,134

                                   SCHEDULE II

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                Beginning          Costs and                               End
             Description                        of Period           Expenses          Deductions        of Period
             -----------                      --------------    -----------------    -------------     -------------
Year-end December 31, 2001
     Allowance for Doubtful Accounts, net      $    214,300      $  2,633,204       $   (296,900)      $ 42,550,604

     Valuation Allowance for
          Deferred Federal Income Taxes        $  4,101,587      $   (367,434)                         $ 43,734,153

Year-end December 31, 2000
     Allowance for Doubtful Accounts, net      $     99,488      $    114,812                          $    214,300

     Valuation Allowance for
          Deferred Federal Income Taxes        $    816,171      $  3,285,416                          $  4,101,587

Year-end December 31, 1999
     Allowance for Doubtful Accounts, net      $     94,525      $      4,963                          $     99,488

     Valuation Allowance for
          Deferred Federal Income Taxes        $ 12,184,507      $(11,368,336)                         $    816,171

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 2001



                                      Losses,                                                            Amortization
                       Deferred        Claims                                                Losses      of Deferred
                        Policy        and Loss                                   Net           and          Policy
                      Acquisition     Expense       Unearned     Premium     Investment       Loss       Acquisition
                         Costs        Reserves      Premiums     Revenue       Income       Expenses        Costs
                      ------------  -------------  -----------  ----------   ------------  ------------  -------------
Medical
professional
liability                               $ 40,543                    $ 755        $ 1,097     $ (11,158)

Other property
and casualty              $ 6,914         57,906     $ 28,143      42,535          5,997        29,460       $ 13,044
                      ------------  -------------  -----------  ----------   ------------  ------------  -------------
Total medical
professional
liability and property
and casualty                6,914         98,449       28,143      43,290          7,094        18,302         13,044

Other operations                                                                   2,673
                      ------------  -------------  -----------  ----------   ------------  ------------  -------------
Total continuing          $ 6,914       $ 98,449     $ 28,143     $43,290        $ 9,767      $ 18,302       $ 13,044
                      ============  =============  ===========  ==========   ============  ============  =============


                          Other          Net
                        Operating     Premiums
                        Expenses       Written
                       ------------   ----------
Medical
professional
liability                    $ 524        $ 755

Other property
and casualty                 2,667       45,173
                       ------------   ----------
Total medical
professional
liability and property
and casualty                 3,191       45,928

Other operations            26,063
                       ------------   ----------
Total continuing          $ 29,254     $ 45,928
                       ============   ==========


                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 2000



                                     Future
                                     Policy
                                    Benefits,                                                          Amortization
                      Deferred       Losses,                                                Losses     of Deferred
                       Policy         Claims                                    Net          and          Policy
                     Acquisition     and Loss      Unearned     Premium     Investment       Loss      Acquisition
                        Costs        Expenses      Premiums     Revenue       Income       Expenses       Costs
                     ------------  -------------  -----------  ----------   ------------  -----------  -------------
Medical
professional
liability                              $ 58,610                  $ 1,853        $ 1,543      $ 1,063

Other property
and casualty             $ 6,300         62,932     $ 25,505      32,583          5,381       22,963       $ 10,250
                     ------------  -------------  -----------  ----------   ------------  -----------  -------------

Total medical
professional
liability and property
and casualty               6,300        121,542       25,505      34,436          6,924       24,026         10,250

Other operations                                                                  1,937
                     ------------  -------------  -----------  ----------   ------------  -----------  -------------

Total continuing         $ 6,300      $ 121,542     $ 25,505     $34,436        $ 8,861     $ 24,026       $ 10,250
                     ============  =============  ===========  ==========   ============  ===========  =============

                         Other          Net
                       Operating     Premiums
                        Expenses      Written
                      ------------   ----------
Medical
professional
liability                 $ 1,580      $ 1,853

Other property
and casualty                3,514       42,191
                      ------------   ----------

Total medical
professional
liability and property
and casualty                5,094       44,044

Other operations           21,257
                      ------------   ----------

Total continuing         $ 26,351     $ 44,044
                      ============   ==========

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 1999


                                        Losses,                                                            Amortization
                         Deferred       Claims                                                 Losses      of Deferred
                          Policy       and Loss                                    Net           and          Policy
                        Acquisition     Expense      Unearned      Premium     Investment       Loss       Acquisition
                          Costs        Reserves      Premiums      Revenue       Income       Expenses        Costs
                        -----------   ------------  -----------   -----------  ------------   ----------   -------------
Medical
professional
liability                                $ 71,859                    $ 1,941       $ 1,180      $ 6,599

Other property
and casualty               $ 4,821         67,274     $ 17,205        34,439         4,951       28,613        $ 10,484
                        -----------   ------------  -----------   -----------  ------------   ----------   -------------
Total medical
professional
liability and property
and casualty                 4,821        139,133       17,205        36,380         6,131       35,212          10,484

Other operations                                                                       474
                        -----------   ------------  -----------   -----------  ------------   ----------   -------------
Total continuing           $ 4,821      $ 139,133     $ 17,205      $ 36,380       $ 6,605     $ 35,212        $ 10,484
                        ===========   ============  ===========   ===========  ============   ==========   =============

                            Other          Net
                          Operating      Premiums
                           Expenses      Written
                         -------------  -----------
Medical
professional
liability                       $ 857      $ 1,934

Other property
and casualty                    4,528       31,719
                         -------------  -----------
Total medical
professional
liability and property
and casualty                    5,385       33,653

Other operations               22,868
                         -------------  -----------
Total continuing             $ 28,253     $ 33,653
                         =============  ===========

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

     * 10.8  Flexible Benefit Plan.

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

  +++ 10.59  Agreement for Purchase and Sale of Shares, dated May 9, 1996, among Physicians,
             Guinness Peat Group plc and Global Equity.

   ++ 10.60  Agreement for the Purchase and Sale of Certain Assets, dated July 14, 1995 between
             Physicians, PRO and Mutual Assurance, Inc.

   ++ 10.61  Stock Purchase Agreement dated March 7, 1995 between Sydney Reinsurance.
             Corporation and Physicians.

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

+++++ 16.1.  Letter  regarding  change in Certifying  Accountant  from Deloitte & Touche LLP,  Independent
             Auditors.

      # 21.  Subsidiaries of PICO.

      23.1.  Independent Auditors' Consent - Deloitte & Touche LLP.

      99.1   Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2   Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  March 31, 2003

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

/s/ Ronald Langley                  Chairman of the Board
-----------------------------------
Ronald Langley

/s/ John R. Hart                    Chief Executive Officer, President
----------------------------------- and Director
John R. Hart

/s/ Maxim C. W. Webb                Chief Financial Officer and Treasurer
----------------------------------- (Chief Accounting Officer)
Maxim C. W. Webb

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

/s/ Robert R. Broadbent             Director
-----------------------------------
Robert R. Broadbent

/s/ John D. Weil                    Director
-----------------------------------
John D. Weil

                                 CERTIFICATIONS



I, John R. Hart, Chief Executive Officer of PICO Holdings, Inc.
(the "Registrant") certify that:

         1. I have reviewed this annual report on Form 10-K/A of the Registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;





Date:    March 31, 2003                     /s/  John R. Hart
                                            --------------------------
                                            John R. Hart
                                            Chief Executive Officer

                                 CERTIFICATIONS



I, Maxim C. W. Webb, Chief Financial Officer and Treasurer of
PICO Holdings, Inc. (the "Registrant") certify that:

         1. I have reviewed this annual report on Form 10-K/A of the Registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;





Date:    March 31, 2003                 /s/  Maxim C. W. Webb
                                        --------------------------
                                        Maxim C. W. Webb
                                        Chief Financial Officer and Treasurer