Form 10-K
period 2002-12-31
PICO HOLDINGS INC /NEW
filed 2003-03-31
CIK 830122

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-K

(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-18786

                                    --------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Approximate aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant (based on the closing sales price of such stock as reported in the NASDAQ National Market) on the last business day of the registrant's most recently completed second fiscal quarter, was $95,200,000.

On March 28, 2003, the Registrant had 12,379,242 shares of common stock, $.001 par value, outstanding, excluding 4,422,681 shares of common stock which are held by the registrant and its subsidiaries.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE COMMISSION PURSUANT TO REGULATION 14A IN CONNECTION WITH THE REGISTRANT'S 2003 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED SUBSEQUENT TO THE DATE HEREOF, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT. SUCH DEFINITIVE PROXY STATEMENT WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN 120 DAYS AFTER THE CONCLUSION OF THE REGISTRANT'S FISCAL YEAR ENDED DECEMBER 31, 2002.

================================================================================

                               PICO HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                           Page
                                                                                                                            No.
                                                                                                                           ----
 PART I..............................................................................................................        3

      Item 1.   BUSINESS..............................................................................................       3
      Item 2.   PROPERTIES............................................................................................      11
      Item 3.   LEGAL PROCEEDINGS.....................................................................................      11
      Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................      12

 PART II.............................................................................................................       12

      Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................      12
      Item 6.    SELECTED FINANCIAL DATA..............................................................................      13
      Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS........................................................................      14
      Item7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS..........................................      54
      Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................      54
      Item 9.    CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE.........................................................................      92

 PART III............................................................................................................       92

      Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................      92
      Item 11.  EXECUTIVE COMPENSATION................................................................................      92
      Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT......................................................................................      92
      Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................      92

 PART IV..............................................................................................................      92
      Item 14.  CONTROLS AND PROCEDURES...............................................................................      92
      Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................................      93

 SIGNATURES..........................................................................................................      103

                                     PART I

         THIS ANNUAL REPORT ON FORM 10-K (INCLUDING THE SECTION REGARDING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS) CONTAINS FORWARD-LOOKING STATEMENTS REGARDING OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS OR VARIATIONS OF SUCH WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K. ADDITIONALLY, STATEMENTS CONCERNING FUTURE MATTERS ARE FORWARD-LOOKING STATEMENTS.

         ALTHOUGH FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K REFLECT THE GOOD FAITH JUDGMENT OF OUR MANAGEMENT, SUCH STATEMENTS CAN ONLY BE BASED ON FACTS AND FACTORS CURRENTLY KNOWN BY US. CONSEQUENTLY, FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES AND ACTUAL RESULTS AND OUTCOMES DISCUSSED IN OR ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES IN RESULTS AND OUTCOMES INCLUDE WITHOUT LIMITATION THOSE DISCUSSED UNDER THE HEADING "RISK FACTORS" BELOW, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. READERS ARE URGED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT ANY EVENT OR CIRCUMSTANCE THAT MAY ARISE AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE IN THIS ANNUAL REPORT, WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS.


ITEM 1.  BUSINESS
                                  INTRODUCTION

     PICO Holdings, Inc. ("PICO," or "the Company") is a diversified holding company. PICO seeks to acquire businesses and interests in businesses which we identify as undervalued based on fundamental analysis -- that is, our assessment of what the company is worth, based on the private market value of its assets, earnings, and cash flow. We are the most interested in long-established businesses, with a history of operating successfully through industry cycles, recessions and geo-political disruptions, in basic, "old economy" industries. Typically, the business will be generating free cash flow and have a low level of debt or, alternatively, strong interest coverage ratios or the ability to realize surplus assets. As well as being undervalued, the business must have special qualities such as unique assets, a potential catalyst for change, or be in an industry with attractive economics. Selected acquisitions will become core operations; however, we are also interested in acquiring companies where the real value is in land and other tangible assets, rather than in its operating business.

     We have acquired businesses and interests in businesses through the purchase of private companies and shares in public companies, both directly through participation in financings and through open market purchases. When we buy a company, we have a long term horizon, typically 5 years or more; however, we are prepared to sell companies if the price received exceeds the return we expect to earn if we retain ownership. We expect that most of our interests in businesses will eventually be sold to other companies in the same industry who are seeking to expand or gain economies of scale.

     Our objective is to generate superior long-term growth in shareholders' equity, as measured by book value per share. Over time, we anticipate that most of the growth in shareholders' equity will come from gains on the sale of businesses, as opposed to on-going operating earnings.

     Currently our major businesses are:

- Vidler Water Company, Inc., which develops and owns water rights and water storage operations;

- Nevada Land & Resource Company, LLC, which owns land and the related mineral rights and water rights;

- Citation Insurance Company, which is "running off" its historical property and casualty loss reserves, and Physicians Insurance Company of Ohio, which is "running off" its medical professional liability loss reserves; and

- Sequoia Insurance Company, which writes property and casualty insurance in California and Nevada. In October 2002, we signed a definitive agreement to sell Sequoia, and the company is now accounted for as a discontinued operation. The sale is expected to close on or around March 31, 2003.

     The address of our main office is 875 Prospect Street, Suite 301, La Jolla, California 92037, and our telephone number is (858) 456-6022.

     Investors wishing to obtain more information may access our annual, quarterly and other reports and information with the SEC. Investors can read and copy any information we have filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. We also maintain an Internet site (www.picoholdings.com) that contains documents as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, as well as further material about PICO and links to other sites, including some of the companies which we are associated with. You should check the website periodically during the year for press releases and updated information.

                                     HISTORY

     PICO was incorporated in 1981 and began operations in 1982. The company was known as Citation Insurance Group until a reverse merger with Physicians Insurance Company of Ohio on November 20, 1996. After the reverse merger, the former shareholders of Physicians owned approximately 80% of Citation Insurance Group, the Board of Directors and management of Physicians replaced their Citation counterparts, and Citation Insurance Group changed its name to PICO Holdings, Inc. You should be aware that some data on information services pre-dating the reverse merger relates to the old Citation Insurance Group only, and does not reflect the performance of Physicians prior to the merger.

                 SUBSIDIARY COMPANIES & MAJOR OPERATING SEGMENTS

     This section describes our subsidiaries and operating segments. Unless otherwise indicated, we own 100% of each subsidiary.

VIDLER WATER COMPANY, INC.

     Vidler Water Company, Inc. ("Vidler") is the leading private company in the water resource development business in the southwestern United States. PICO identified water resource development in the Southwest as an attractive business opportunity due to the continued growth in demand for water resulting from population growth, economic development, environmental requirements, and the claims of Native Americans. Vidler is not a water utility, and does not intend to enter into regulated utility activities. We develop new sources of water for municipal and industrial use, and necessary storage infrastructure to facilitate the efficient allocation of available water supplies.

     Opportunities for Vidler result from inefficient allocation of available water between agricultural users and municipal or industrial users, or the lack of available known water supply for a particular area:

- the majority of water rights are currently owned or controlled by agricultural users, and in many locations there are insufficient water rights owned or controlled by municipal and industrial users to meet present and future demand;

- certain areas of the Southwest experiencing rapid growth have insufficient supplies of known water to support future growth. Vidler identifies and develops new water supplies for communities with no other known water to support future growth;

- currently there are not effective procedures in place for the transfer of water from private parties with excess supply in one state to end-users in other states. However, regulation and procedures are steadily being developed to facilitate the interstate transfer of water; and

- infrastructure to store water will be required to accommodate and allow interstate transfer, and transfers from wet years to dry years. Currently there is limited storage capacity in place.

     We entered the water resource development business with the acquisition of Vidler in 1995. At the time, Vidler owned a limited quantity of water rights and related assets in Colorado. Since then, Vidler has acquired:

- additional water rights and related assets, predominantly in Arizona and Nevada. Vidler seeks to acquire water rights at prices consistent with their current use, with the expectation of an increase in value if the water right can be converted to a higher use. A water right is the legal right to divert water and put it to beneficial use. Water rights are assets which can be bought and sold. In some states, the use of the water can also be leased. The value of a water right depends on a number of factors, including location, the seniority of the right, and whether or not the right is transferable. The majority of Vidler's water rights are in Nevada and Arizona, the two states which are leading the nation in population growth and new home construction. Our objective is to monetize our water rights for municipal and industrial use in Arizona and Nevada. Typically, our water rights are the most competitive source of water to support new growth in municipalities and new industry in Arizona and Nevada; and

- a water storage facility in Arizona and an interest in Semitropic, a water storage facility in California. Our water storage facility in Arizona is fully permitted and ready for commercial use, while water has been stored commercially at Semitropic since 1995. PICO currently owns approximately 96.2% of Vidler.

     Vidler is engaged in the following activities:

- supplying water to end-users in the Southwest, namely water utilities, municipalities, developers, or industrial users. The source of water could be from identifying and developing a new water supply, or a change in the use of water from agricultural to municipal and industrial use;

- development of storage and distribution infrastructure, and then generating cash flow from charging customers fees for "recharge," or placing water into storage; and

-    purchase and storage of water for resale in dry years.

     After an acquisition and development phase spanning several years, Vidler completed its first significant sales of water rights for industrial use in 2001 and municipal use in 2002. Vidler's priority is to monetize or develop recurring cash flow from its most important assets by:

- securing significant supply contracts utilizing its water rights in Arizona and Nevada; and

-    storing water at the Vidler Arizona Recharge Facility.

     Vidler has also entered into joint ventures with parties who have water assets but lack the capital or expertise to commercially develop these assets. Vidler continues to explore additional joint venture opportunities throughout the Southwest.

     This table details the water rights and water storage assets owned by Vidler at December 31, 2002. Please note that this is intended as a summary, and that some numbers are rounded. Item 7 of this Form 10-K contains more detail about these assets, recent developments affecting them, and the current outlook.

     An acre-foot is a unit commonly used to measure the volume of water. An acre-foot is the volume of water required to cover one acre to a depth of one foot. As a rule of thumb, one acre-foot of water would sustain two families of four persons each for one year.

-----------------------------------------------------------------------------------------------------------------------------------
NAME OF ASSET & APPROXIMATE LOCATION        BRIEF DESCRIPTION                               PRESENT COMMERCIAL USE
-----------------------------------------------------------------------------------------------------------------------------------
WATER RIGHTS

Arizona:

Harquahala Valley Ground Water Basin        15,067 acres of land, plus 4,814 acres under    Leased to farmers
La Paz & Maricopa Counties                  option
75 miles northwest of metropolitan Phoenix
                                            35,795 acre-feet of transferable ground
                                            water, plus 13,764 acre-feet under option

                                            State legislation allows Harquahala
                                            Valley ground water to be made
                                            available as assured municipal water
                                            supply to cities and communities in
                                            Arizona through agreements with the
                                            Central Arizona Ground Water
                                            Replenishment District

-----------------------------------------------------------------------------------------------------------------------------------
Nevada:

Fish Springs Ranch, LLC (51% Interest) &    8,600 acres of deeded ranchland                 Vidler is currently farming the
V&B, LLC (50% Interest)                                                                     property. Cattle graze on part of the
Washoe County, 40 miles north of Reno       8,000 acre-feet of permitted water  rights,     property  on  a revenue sharing basis
                                            which are transferable to the Reno/Sparks
                                            area

-----------------------------------------------------------------------------------------------------------------------------------
Lincoln County Joint Venture                Applications* for more than 100,000 acre-feet
                                            of water rights through a joint venture with
                                            Lincoln County, of which it is currently
                                            anticipated that up to 40,000 acre-feet
                                            will be permitted and put to use in Lincoln
                                            County.

                                            2,100 acre-feet of permitted water rights

                                            Option to acquire  approximately 822
                                            acre-feet of permitted water rights
                                            at Meadow Valley
-----------------------------------------------------------------------------------------------------------------------------------
Clark County

Sandy Valley                                415 acre-feet of permitted water rights         Agreement to supply water to support
Near the Nevada/California state line                                                       additional growth at Primm, Nevada once
in the Interstate 15 corridor               An appeal has been filed regarding the          the permitting of the additional water
                                            balance of the application* (1,585              rights has been resolved
                                            acre-feet of water rights)
-----------------------------------------------------------------------------------------------------------------------------------
Muddy River Water Rights                    221 acre-feet of water rights, plus
Approximately 35 miles east of              approximately 45 acre-feet under option
Las Vegas, in the Interstate 15
corridor
                                            *The numbers indicated for water
                                            rights applications are the maximum
                                            amount which we have filed for. In
                                            some cases, we anticipate that the
                                            actual permits received will be for
                                            smaller quantities.
-----------------------------------------------------------------------------------------------------------------------------------
West Wendover                               Approximately 6,300 acres of land
Adjacent to the Nevade/Utah state line      surrounding West Vendover, Nevada
in the Interstate 80 corridor
-----------------------------------------------------------------------------------------------------------------------------------
BIG SPRINGS RANCH                           Approximately  37,500 acres of deeded           Leased to ranchers
65 miles from Elko in Elko                  ranch land
County, Nevada
                                            6,000 acre-feet of certificated water rights
                                            6,000 acre-feet of permitted water rights
-----------------------------------------------------------------------------------------------------------------------------------
COLORADO:

COLORADO WATER RIGHTS                       105 acre-feet of senior water rights            Agreement to sell 105 acre-feet of
                                                                                            senior water rights to the City of
                                                                                            Golden, Colorado over a period of 13
                                                                                            years

                                            163 acre-feet of senior water rights            65.73 acre-feet leased. Vidler has
                                                                                            applied for remaining water rights to be
                                                                                            upgraded, which will increase their
                                                                                            commercial value
-----------------------------------------------------------------------------------------------------------------------------------
WET MOUNTAIN                                600 acre-feet of priority water rights          Sale in escrow, and expected to close
                                                                                            in 2003
-----------------------------------------------------------------------------------------------------------------------------------
WATER STORAGE

ARIZONA:

VIDLER ARIZONA RECHARGE FACILITY            An underground water storage facility with      Vidler is currently buying water and
Harquahala Valley, Arizona                  estimated capacity exceeding 1 million          storing it on its own account. At
                                            acre-feet and permitted annual recharge         December 31, 2002, Vidler had net
                                            capability of up to 100,000 acre-feet           recharge credits equivalent to
                                                                                            approximately 14,000 acre-feet of water
                                                                                            in storage at the Arizona Recharge
                                                                                            Facility
-----------------------------------------------------------------------------------------------------------------------------------
CALIFORNIA:
SEMITROPIC WATER STORAGE FACILITY           The right to store 30,000 acre-feet of
                                            water underground until 2035. This
                                            includes the right to minimum guaranteed
                                            recovery of approximately 2,700
                                            acre-feet of water every year, and the
                                            right to recovery up to approximately
                                            6,800 acre-feet in one year in certain
                                            circumstances
-----------------------------------------------------------------------------------------------------------------------------------

NEVADA LAND & RESOURCE COMPANY, LLC

     In April 1997, PICO paid $48.6 million to acquire Nevada Land & Resource Company, LLC ("Nevada Land"), which at the time owned approximately 1,352,723 acres of deeded land in northern Nevada, and the water, mineral, and geothermal rights related to the property. Much of Nevada Land's property is checker-boarded in square mile sections with publicly owned land. The lands generally parallel the Interstate-80 corridor and the Humboldt River from Fernley, in western Nevada, to West Wendover, in northeast Nevada.

     Nevada Land is the largest private landowner in the state of Nevada. According to census data, the population of Nevada increased 66% in the 10 years ended April 1, 2000, which was the most rapid population growth of any state in the United States. In the fifteen months from April 1, 2000 to July 1, 2001, Nevada's population increased another 5.4%, to approximately 2.1 million people. Most of the growth is centered in southern Nevada, which includes the city of Las Vegas and surrounding municipalities. Land available for private development in Nevada is relatively scarce, as governmental agencies own approximately 87% of the land in Nevada.

     Before we acquired Nevada Land, the property had been under the ownership of a succession of railway companies, to whom it was a non-core asset. Accordingly, when we acquired the company, we believed that the potential of the property had never been exploited.

     After acquiring Nevada Land, we completed a "highest and best use study" which divided the land into 7 major categories. We developed strategies to maximize the value of each type of asset, with the objective of monetizing assets once they had reached their highest and best use. These strategies include:

- the sale of land and water rights. There is demand for land and water for a variety of purposes including residential development, residential estate living, farming, ranching, and from industrial users;

- transactions where Nevada Land transfers parcels of its land in return for land owned by other parties;

- the development of water rights. Nevada Land has applied for additional water rights on land it owns. Where water rights are permitted, we anticipate that the value and marketability of the related land will increase;

-    the development of land in and around growing municipalities; and

-    the management of mineral rights.

A cost basis has been assigned to each category of land and other asset, which, in aggregate, equals Nevada Land's original purchase price.

     During the period from April 23, 1997 to December 31, 2002, Nevada Land received consideration of approximately $18.6 million from the sale and exchange of land and the sale of water rights. This is comprised of $17 million in sales of land, $752,000 of land received in a land exchange transaction, and $894,000 from the sale of water rights. Over this period, we sold 141,551 acres and divested 25,828 acres in a land exchange. The average price received in land disposals has been $106 per acre, compared to our average basis of $55 in the acres disposed of, and the average cost of $35 per acre for the total land, water, and mineral assets acquired.

     At December 31, 2002, Nevada Land owned approximately 1,202,000 acres of former railroad land. We anticipate continuing to sell parcels of land for residential, agricultural, and industrial use, and that significantly larger parcels could be divested through legislative and other exchange-type transactions.

     In addition to the former railroad property, Nevada Land has acquired:

- 17,558 acres of land in a land exchange with a private landowner. This land is contiguous with Native American tribal lands and is culturally sensitive; and

- Spring Valley Ranches, which is located approximately 40 miles west of Ely in White Pine County, Nevada. This property was purchased out of bankruptcy proceedings in 2000. We believe that the land has significant environmental value. The real estate assets consist of approximately 9,500 acres of deeded land and 500,000 acres of Forest Service and Bureau of Land Management allotment land. There are 5,582 acre-feet of permitted agricultural water rights related to the property.

     Nevada Land has filed applications for an additional 105,516 acre-feet of water rights on the Company's lands. The applications consist of:

- 39,076 acre-feet of water rights for the beneficial use of irrigating the related 9,769 acres of arable land, and 40,240 acre-feet of water rights for municipal and industrial use, on the former railroad lands; and

- 26,200 acre-feet of water rights for the beneficial use of irrigating another 6,550 acres of Spring Valley Ranches.

     In addition to the on-going sale of smaller parcels of land, Nevada Land intends to divest larger parcels which have environmental, cultural, or historical value. These transactions could be structured as outright sales or as exchanges for land which is either more marketable or suitable for future development.

BUSINESS ACQUISITIONS AND FINANCING

     This segment contains businesses, interests in businesses, and other parent company assets. This segment was referred to as Long-Term Holdings in prior years.

     PICO seeks to acquire businesses which we identify as undervalued based on fundamental analysis -- that is, our assessment of what the company is worth, based on the private market value of its assets, earnings, and cash flow. We are the most interested in long-established businesses, with a history of operating successfully through industry cycles, recessions and wars, in basic, "old economy" industries. Typically the business will be generating free cash flow and have a low level of debt or, alternatively, strong interest coverage ratios or the ability to realize surplus assets quickly. As well as being undervalued, the business must have special qualities such as unique assets, a potential catalyst for change, or be in an industry with attractive economics. We are also interested in acquiring companies where the real value is in land and other tangible assets, rather than in its operating business.

     We have acquired businesses and interests in businesses through the purchase of private companies and shares in public companies, both directly through participation in financings and through open market purchases. When we buy a company, we have a long term horizon, typically 5 years or more, however we are prepared to sell companies if the price received exceeds the return we expect to earn if we retain ownership. We expect that most of our interests in businesses will eventually be sold to other companies in the same industry who are seeking to expand or gain economies of scale. Consistent with our focus on increasing our shareholders' equity and book value per share, we anticipate that most of the return from our interests in businesses will come from realized gains on the ultimate sale of our holding, rather than dividends, equity income, or operating earnings during our ownership.

     When we acquire an interest in a public company, we are prepared to play an active role, for example encouraging companies to use proper financial criteria when making capital expenditure decisions, or providing financing or strategic input.

     At the time we acquire an interest in a public company, we believe that the intrinsic value of the underlying business significantly exceeds the current market capitalization. The difference between market price and intrinsic value may persist for several years, and the stock price may decline while our estimate of intrinsic value is stable or increasing. Sometimes, the gap is not eliminated until another party attempts to acquire the company, as was the case with our holding in Australian Oil & Gas Corporation Limited ("AOG").

     Over the past 4 years, we became the largest shareholder in AOG, an international provider of drilling services. We identified AOG as undervalued as rig utilization, which is critical to earnings and cash flow for drilling companies, had begun to recover in the U.S., but was still near cyclical lows in the international markets where AOG operates. Historically, there is a lag between recovery in rig utilization in the U.S. and in international markets.

     We acquired our interest through open market purchases, the reinvestment of dividends, and assisting AOG with a financing in early 2002. AOG had secured two major new contracts with multinational oil companies, but needed to raise capital to purchase equipment necessary to perform the contracts. We provided AOG with a bridging loan facility, which was repaid with the proceeds of a rights offering which we partly underwrote. After AOG's expanded activities and earnings base became apparent, Ensign (Australia) Holdings Pty. Limited, a subsidiary of a Canadian oil services company which was already a shareholder in AOG, made a takeover offer for AOG at $A1.70 ($US0.93) per share. Ensign was overbid by a number of other companies, before lifting its bid several times and eventually acquiring AOG in July 2002 for $A2.70 ($US1.47) per share. Immediately prior to Ensign's first bid, AOG shares had been trading at $A1.40 ($US0.76).

     Currently our only disclosed investment in the U.S. is a 44.1% interest in HyperFeed Technologies, Inc. (NASDAQ: HYPR), a provider of financial market data and data-delivery solutions to the financial services industry.

     PICO began to invest in European companies in 1996. We have been accumulating shares in a number of undervalued asset-rich companies, particularly in Switzerland, which we believe will benefit from pan-European consolidation. At December 31, 2002, the market value (and carrying value) of our European portfolio was $33.6 million. This includes our 22.3% interest in Jungfraubahn Holding AG ("Jungfraubahn"), which had a market value (and carrying value) of $24 million at the end of 2002.

     Before a substantial acquisition is made, after significant research and analysis, we must be convinced that -- for an acceptable level of risk -- there is sufficient value to provide the opportunity for superior returns. We also have a small portfolio of alternative investments where, in previous years, we deviated from our traditional value criteria in an attempt to capitalize on areas of potentially greater growth without incurring undue risk. Given the higher level of risk, we committed smaller sums to the alternative investments. At December 31, 2002, the total after-tax carrying value of this portfolio was less than $1 million.

     During the late 1990's, the businesses we acquired were primarily private companies and foreign public companies. During this period, we perceived that acquisitions in these areas carried less downside risk and offered greater upside potential than the acquisition opportunities available among publicly traded companies in North America.

     Following the decline of world stock markets over the past three years, in the foreseeable future our acquisition efforts are likely to be focused on domestic and foreign public companies, where there is greater scope for value creation, rather than private companies.


INSURANCE OPERATIONS IN RUN OFF

     This segment is comprised of Physicians Insurance Company of Ohio ("Physicians") and Citation Insurance Company ("Citation").

     Until 1995, Physicians and The Professionals Insurance Company ("Professionals") wrote medical professional liability insurance, mostly in the state of Ohio.

     Due to persistent uneconomic pricing by competitors, Physicians and Professionals were unable to generate adequate premium volume in 1994 and the early part of 1995. Faced with these market conditions and the opportunity for higher returns from non-medical professional liability insurance activities, in 1995 we concluded that maximum value would be obtained by placing Physicians in "run off." This means handling the claims arising from its historical business, but not writing new business. In addition, the future book of business -- essentially the opportunity to renew expiring policies -- was sold for $6 million in cash.

     After Physicians went into "run off", the company expanded its insurance operations by acquisition:

- in 1995, we purchased Sequoia Insurance Company, which primarily wrote commercial lines of insurance in California and Nevada. After the acquisition, we recapitalized Sequoia, which provided the capital to support growth in the book of business; and


- in 1996, Physicians completed a reverse merger with the parent company of Citation Insurance Company. In the past, Citation wrote commercial property and casualty insurance, primarily in California and Arizona. After the merger was completed, we identified redundancy between Sequoia and Citation, and combined the operations of the two companies. After we assumed management of Citation, we tightened underwriting standards significantly and did not renew much of the business which Citation had written previously. Eventually all business in California and Nevada was transitioned to Sequoia, and at the end of 2000 Citation ceased writing business and went into "run off."

     Physicians and Citation obtain the funds to pay claims from the maturity of fixed-income securities, the sale of investments, and collections from reinsurance companies (that is, insurance companies who share in our claims risk).

     Typically, most of the revenues of an insurance company in "run off" come from investment income on funds held as part of the insurance business. During the "run off" process, as claims are paid, both the loss reserve liabilities and the corresponding investment portfolio assets decrease. Since investment income in this segment will decline over time, we are attempting to minimize segment overhead expenses as much as possible. For example, in recent years we have reduced head count and office space. In 2001, The Professionals Insurance Company merged into Physicians, which will simplify administration and reduce costs.

     Although we regularly evaluate the strategic alternatives, we currently believe that the most advantageous option is for Physicians' own claims personnel to manage the "run off." We believe that this will ensure a high standard of claims handling for our policyholders and, from the Company's perspective, ensure the most careful examination of claims made to minimize loss and loss adjustment expense payments. If we were to reinsure Physicians' entire book of business and outsource claims handling, this would involve giving up management of the corresponding investment assets.

     Administering our own "run off" also provides us with the following opportunities:

- we retain management of the associated investment portfolios. After we resumed direct management of our insurance company portfolios in 2000, we believe that the return on our portfolio assets has been attractive in absolute terms, and very competitive in relative terms. (The return generated in the largest portfolio, Sequoia, is described in the next section, "Discontinued Operations.") Since the claims reserves of the "run off" insurance companies effectively recognize the cost of paying and handling claims in future years, the investment return on the corresponding investment assets, less non-insurance expenses, will accrue to PICO. We aim to maximize this source of income; and

- to participate in favorable development in our claims reserves if there is any, although this entails the corresponding risk that we could be exposed to unfavorable development.

As the "run off" progresses, at an indeterminate time in the future Physicians' claims reserves may diminish to the point where it is more cost-effective to outsource claims handling to a third party administrator.

    At December 31, 2002, Physicians had $30.3 million in medical professional liability loss reserves, net of reinsurance, and Citation had $14.6 million in property and casualty insurance loss reserves, net of reinsurance, principally in the artisans/contractors line of business.


                             DISCONTINUED OPERATIONS

     In October 2002, we announced the signing of a definitive agreement to sell Sequoia Insurance Company ("Sequoia"). It is anticipated that the sale will close on or around March 31, 2003. The sale is conditional on the approval of the California Department of Insurance, which was received on March 17, 2003, and other customary closing conditions. The final sale price will be determined after the closing. The base price of $40 million is subject to adjustment based on movement in either shareholders' equity on a GAAP (that is, generally accepted accounting principles) basis, or statutory surplus, between June 30, 2002 and the date of closing. In accordance with GAAP, Sequoia is now accounted for as a discontinued operation in both 2002 and prior years in our financial statements.

     Sequoia's core business is property and casualty insurance in California and Nevada, focusing on the niche markets of commercial insurance for small to medium-sized businesses and farm insurance. Sequoia also writes selected lines of personal insurance in California.

     Physicians acquired Sequoia in 1995. During the period of our ownership, Sequoia's management applied a selective approach to underwriting, aiming to earn a profit from underwriting (that is, a profit before investment income), and implemented numerous initiatives to improve efficiency and reduce expenses. As a result, Sequoia has consistently had loss ratios and combined ratios better than the industry averages. During 2000, 2001, and 2002, Sequoia generated increased average premiums per commercial policy, and significant growth in its book of business, with combined ratios of 106.3%, 105.4%, and 101.6%, in those respective years.

     From April 1, 2000, when we resumed direct management of Sequoia's investment portfolio, the company's portfolio assets earned returns (that is, interest and dividend income plus realized and unrealized gains, before fees and taxes) of approximately 6.1% in the last 9 months of 2000, 10.4% in 2001, and 12.6% in 2002.

     Despite these factors, Sequoia continued to generate a return on capital lower than our expectation, and we concluded that value would be maximized by sale of the company, particularly given the increasingly restrictive regulatory & rating environment, and the highly competitive marketplace.

     At December 31, 2002, Sequoia's net carrying value under GAAP was $37.3 million.


EMPLOYEES

     At December 31, 2002, PICO had 128 employees. A total of 7 employees were engaged in land and related mineral rights and water rights operations; 5 in water rights and storage; 97 in property and casualty insurance operations; 3 in medical professional liability operations; and 16 in holding company activities.

EXECUTIVE OFFICERS

     The executive officers of PICO are as follows:

            Name             Age                   Position
            ----             ---                   --------
     Ronald Langley          58    Chairman of the Board, Director
     John R. Hart            43    President,   Chief  Executive   Officer  and
                                   Director
     Richard H. Sharpe       47    Chief Operating Officer
     James F. Mosier         55    General Counsel and Secretary
     Maxim C. W. Webb        41    Chief Financial Officer and Treasurer

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

     Physicians leases approximately 1,892 square feet of office space in Columbus, Ohio for its headquarters. Sequoia leases office space for its and Citation's headquarters in Monterey, California and for regional claims and underwriting offices in Modesto, Monterey, Ventura, Visalia, Orange, Pleasanton, San Jose, Bakersfield, Clovis and Sacramento, California as well as Midvale, Utah. Nevada Land leases office space in Carson City, Nevada. Vidler and Nevada Land hold significant investments in land, water rights and mineral rights in the southwestern United States. See "Item 1-Business-Introduction."


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

     In 2000, PICO Holdings loaned a total of $2.2 million to Dominion Capital Pty. Ltd. ("Dominion Capital"), a private Australian company. In 2001, $1.2 million of the loans became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly,

PICO has commenced legal actions through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing a legal action and our ability to realize the assets collateralizing the loans, PICO has recorded an allowance for the total outstanding balance of $2.3 million for the loans and interest. PICO has been awarded summary judgment in relation to the principal and interest on the $1.2 million loan and, as a result, Dominion Capital has been placed in receivership. The court appointed receiver is in the process of ascertaining Dominion Capital's assets and liabilities. Discovery proceedings are under way in PICO's lawsuit concerning the $1 million loan (with interest), and a trial date has been set for June 2003.

     See Note 14 of Notes to Consolidated Financial Statements, "Commitments and Contingencies."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholder's during the fourth quarter of 2002.



PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of PICO is traded on the NASDAQ National Market under the symbol PICO. The following table sets forth the high and low daily closing sale prices as reported on the NASDAQ National Market. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions.

                                    2002                                2001
                        --------------------------------      ---------------------------
                              High               Low             High             Low
                          -------------      -------------      ----------       ----------
1st Quarter                  $ 15.69            $ 12.57         $ 14.38          $ 11.88
2nd Quarter                  $ 17.42            $ 13.41         $ 14.62          $ 12.50
3rd Quarter                  $ 16.42            $ 11.00         $ 15.91          $ 10.80
4th Quarter                  $ 13.80            $  8.33         $ 14.25          $ 10.70

     On December 31, 2002, the closing sale price of PICO's common stock was $13.24 and there were 1,047 holders of record.

     PICO has not declared or paid any dividends in the last two years, and does not expect to pay any dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

                                                 (a)                          (b)                             (c)
PLAN CATEGORY                          NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE EXERCISE         NUMBER OF SECURITIES
                                       BE ISSUED UPON EXERCISE   PRICE OF OUTSTANDING OPTIONS,      REMAINING AVAILABLE FOR
                                       OF OUTSTANDING OPTIONS,        WARRANTS AND RIGHTS        FUTURE ISSUANCE UNDER EQUITY
                                         WARRANTS AND RIGHTS                                          COMPENSATION PLANS
                                                                                                     (EXCLUDING SECURITIES
                                                                                                    REFLECTED IN COLUMN (A)
Equity  compensation  plans approved
by security holders.                          1,177,458                      $15.00                          None

Equity compensation plans not
approved by security holders. (1)
(2) (3) (4) (5)                                 509,784                      $13.59                          None

Total                                         1,687,242                                                      None

(1) The Physicians Insurance Company of Ohio 1995 Non-Qualified Stock Option Plan was approved by Physicians' Board of Directors effective August 24, 1995. All options granted under this stock option plan are fully vested and they all expire on August 24, 2005. When PICO Holdings, Inc. became the sole shareholder of Physicians on November 20, 1996, PICO Holdings, Inc. assumed the stock options. The exercise price for all options in this plan is $13.45 per option.

(2) An officer of the Company was granted 10,665 stock options by the Company's Board of Directors, effective January 1, 1999. These stock options expire on January 1, 2009. All are vested and the exercise price is $13.25 per option.

(3) An officer of the Company was granted 20,000 stock options by the Company's Board of Directors, effective August 6, 2001. The exercise price is $15.00 per option and they expire on August 6, 2021. 13,333 of these options are vested; the remaining 6,667 options will vest on August 6, 2003.

(4) An employee of the Company was granted 16,223 stock options by the Company's Board of Directors, effective August 2, 2001. The exercise price is $15.00 per option and they expire on August 2, 2021. 10,816 of these options are vested; the remaining 5,407 will vest on August 2, 2003.

(5) An employee of the Company was granted 10,000 stock options by the Company's Board of Directors, effective August 8, 2001. The exercise price is $15.00 per option and they expire on August 8, 2021. 6,666 of these options are vested; the remaining 3,334 will vest on August 8, 2003.



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

                                                                        Year Ended December 31,
                                             ----------------------------------------------------------------------------------
                                               2002              2001              2000             1999              1998
                                             -----------     -------------     -------------    --------------    -------------
OPERATING RESULTS                                                    (In thousands, except share data)
Revenues:
     Premium income earned (charged)              $ (42)            $ 980           $ 1,695          $ 19,447         $ 17,986
     Net investment income (loss)                 9,595             1,161            (1,694)            4,024           (1,198)
     Sale of land, water and minerals            15,232            17,106             5,478             6,082            2,242
     Other income                                 4,489             4,313             4,200             5,119            3,807
                                             -----------     -------------     -------------    --------------    -------------
Total revenues                                 $ 29,274          $ 23,560           $ 9,679          $ 34,672         $ 22,837
                                             ===========     =============     =============    ==============    =============
Income (loss) before discontinued
operations, extraordinary gain and
Cumulative effect of change in accounting
 principle                                      $ 1,110           $ 3,778          $ (7,290)        $ (11,559)       $ (14,050)
Income from discontinued operations, net          2,834             2,317               953             1,377            2,737
Extraordinary gain, net                                                                                   442
Cumulative effect of change in accounting
  principles, net                                 1,985              (981)           (4,964)
                                             -----------     -------------     -------------    --------------    -------------
Net income (loss)                               $ 5,929           $ 5,114         $ (11,301)         $ (9,740)       $ (11,313)
                                             ===========     =============     =============    ==============    =============
PER COMMON SHARE BASIC AND DILUTED:
Income (loss) from continuing operations         $ 0.09            $ 0.30           $ (0.63)          $ (1.28)         $ (2.35)
Income from discontinued operations                0.23              0.19              0.08              0.15             0.46
Extraordinary gain, net of tax                                                                           0.05
Cumulative effect of change in accounting
 principle                                        0.16             (0.08)            (0.43)
                                             -----------     -------------     -------------    --------------    -------------
Net income (loss)                                $ 0.48            $ 0.41           $ (0.97)          $ (1.08)         $ (1.89)
                                             ===========     =============     =============    ==============    =============
Weighted Average Shares Outstanding          12,375,466        12,384,682        11,604,120         8,998,442        5,981,814
                                             ===========     =============     =============    ==============    =============

                                                                               Year Ended December 31
                                                -----------------------------------------------------------------------------------
                                                    2002              2001             2000              1999             1998
                                                --------------    -------------    -------------     -------------    -------------
FINANCIAL CONDITION                                                   (In thousands, except per share data)
Assets                                              $ 265,587        $ 270,742        $ 295,682         $ 289,004        $ 299,780
Unpaid losses and loss adjustment expenses,
     net of discount (1999 and prior)                $ 52,703         $ 61,538         $ 84,384          $ 99,719        $ 111,642
Bank and other borrowings                            $ 14,636         $ 14,596         $ 15,550          $ 15,705          $ 8,967
Discontinued operations, net                         $ 37,332         $ 33,266         $ 29,255          $ 27,149         $ 28,656
Total liabilities and minority interest              $ 81,888         $ 96,110        $ 122,802         $ 146,648        $ 154,680
Shareholders' equity                                $ 221,032        $ 207,899        $ 202,105         $ 169,506        $ 173,756
Book value per share                                  $ 17.86          $ 16.81          $ 16.31           $ 18.72          $ 19.42

Note: Prior year share values have been adjusted to reflect the 1-for-5 Reverse Stock Split effective December 16, 1998, and the treatment of American Physicians Life Insurance Company and Sequoia Insurance Company as discontinued operations. Book value per share is computed by dividing shareholders' equity by the net of total shares issued less shares held as treasury shares.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The consolidated financial statements and other portions of this Annual Report on Form 10-K for the fiscal year ended December 31, 2002 including Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," reflect the effects of (1) the restatements of our consolidated financial statements for all years from 1996 to 2001 inclusive as filed on March 31, 2003 on Form 10-K/A for the fiscal year ended December 31, 2001, and (2) presenting Sequoia Insurance Company as discontinued operations.


COMPANY SUMMARY, RECENT DEVELOPMENTS, AND FUTURE OUTLOOK


                           VIDLER WATER COMPANY, INC.

WATER RIGHTS

ARIZONA

     At December 31, 2002, Vidler owned or had the right to acquire approximately 49,559 acre-feet of transferable ground water in the HARQUAHALA VALLEY, approximately 75 miles northwest of metropolitan Phoenix, Arizona. Vidler owns 35,795 acre-feet, and we have the option to purchase a further 13,764 acre-feet. We believe that Vidler's water rights in the Harquahala Valley represent the most practical and competitive source of water to support the growth of greater metropolitan Phoenix, which is one of the fastest growing areas in the nation.

     Vidler's water rights in the Harquahala Valley are primarily located in Maricopa County. According to census data, Maricopa County was the fastest growing county in the U.S. between April 1, 2000 and July 1, 2001, with 53,367 new homes added, an increase of 4.3% in 15 months. Vidler anticipates that there will be municipal demand for water from the Harquahala Valley to support the growth of the west side cities in Maricopa County, which are part of greater metropolitan Phoenix.

     Any new residential development in Arizona must obtain a permit from the Arizona Department of Water Resources certifying a "designated assured water supply" sufficient to sustain the development for at least 100 years. The Harquahala Valley ground water meets the designation of assured water supply. In order for the ground water to be used by municipalities in the heavily populated parts of Arizona, the water must be "wheeled", or transported, from the Harquahala Valley to the end users. The Arizona State Legislature has passed legislation which allows Harquahala Valley ground water to be made available as assured water supply to cities and communities in Arizona through agreements with the Central Arizona Groundwater Replenishment District.

     In March 2002, Vidler concluded its first sale of Harquahala Valley ground water for municipal use, with the sale of 3,645 acre-feet of water rights and 1,215 acres of land in the Harquahala Valley ground water basin, to golf course developers near Scottsdale. The sale price represents $1,450 per acre-foot of water. The sale added $5.2 million to revenues and approximately $1.9 million to gross margin in 2002.

     The Arizona State Legislature has passed several pieces of legislation which recognize the Harquahala Valley ground water as a future municipal supply for the Phoenix metropolitan area. In 1991, the expansion of irrigated farming in the Valley was prohibited, and the transfer of the ground water to municipalities was authorized. In order to protect the Harquahala Valley ground water from large commercial and industrial users which were moving into the Basin, legislation was enacted in 2000 placing restrictions on commercial and industrial users utilizing more than 100 acre-feet of water annually. These users are required to purchase irrigable land and to withdraw the water that they need from the land at no more than 3 acre-feet per annum per acre of land.

     Vidler has closed two sales of Harquahala Valley ground water to an industrial user within the Harquahala Basin:

- in March 2001, Vidler sold 6,496.5 acre-feet of water rights and 2,589 acres of land. This transaction added $9.4 million to revenues and $2.3 million to gross margin in 2001; and

- in May 2002, Vidler sold 480 acre-feet of water rights and 240 acres of land. This transaction added $1 million to revenues and $556,000 to gross margin in 2002.

     Vidler is working on further sales of Harquahala Valley ground water to both industrial users and communities and developers in the Phoenix metropolitan area who need to secure further water to support expected growth.

NEVADA

     Vidler has been increasing its ownership of water rights in northern Nevada through the purchase of ranch properties and entering into joint ventures with parties owning water rights, which they wish to maximize the value of.

     Nevada is the state experiencing the most rapid population growth and new home construction in the United States. The population is concentrated in southern Nevada, which includes the Las Vegas metropolitan area.

     1. LINCOLN COUNTY

    Vidler is working jointly with Lincoln County to locate and develop water resources in Lincoln County, Nevada. Lincoln County and Vidler have filed applications for more than 100,000 acre-feet of water rights, covering substantially all of the unappropriated water in the County, with the intention of supplying water to rapidly growing communities and industrial users. We believe that this is the only known new source of water for Lincoln County.

    Vidler anticipates that up to 40,000 acre-feet of water rights will ultimately be permitted from these applications, and put to use in Lincoln County. We anticipate demand from industrial users locating new facilities in Lincoln County, and from municipalities. Under the Lincoln County Land Act, more than 13,000 acres of publicly owned land in southern Lincoln County will be offered for sale near the fast growing City of Mesquite. Additional water will be required if this land is to be developed.

    In 1998, Lincoln/Vidler filed for 14,000 acre-feet of water rights for industrial use from the Tule Desert Groundwater Basin. In November 2002, the Nevada State Engineer granted an application for 2,100 acre-feet of water rights, and ruled that another 7,244 acre-feet could be granted, but would be held in abeyance while Lincoln/Nevada pursues additional studies.

    As previously disclosed, Lincoln/Vidler had reached conditional agreement to sell an electricity-generating company between 6,700 and 9,000 acre-feet of water, at $3,300 per acre-foot, for a new power plant to be located in southern Lincoln County on a site which was to be acquired from Nevada Land. Due to the unprecedented instability in the energy market and capital market conditions affecting the electricity sector, the electricity-generating company decided not to move forward with the project. Recognizing that a permitted site with permitted water rights will have value once the energy market stabilizes, Vidler purchased the project for $50,000 in February 2003. Vidler is currently reviewing the project with energy companies and utilities. If a financial closing with a third party occurs within two years of the purchase, Vidler is required to make an additional payment to the seller of the project.

    The Lincoln County undertaking is an example of a transaction where Vidler can partner with an entity, in this case a governmental entity, to provide the necessary capital and skills to commercially develop water assets.

     2. SANDY VALLEY, NEVADA

    In 1999, Vidler filed an application for approximately 2,000 acre-feet of water rights near Sandy Valley, Nevada. In June 2002, the Nevada State Engineer awarded Vidler 415 acre-feet of the water rights. Vidler has filed an appeal regarding the balance of the water applied for.

    Pending resolution of the final amount of water to be permitted, Vidler has reached tentative agreement to put this water to beneficial use within Nevada, to support additional growth at Primm, Nevada. Primm is a resort town on the border between California and Nevada, in the Interstate 15 corridor. The water rights awarded to Vidler are the only known water to support future growth in Primm and surrounding areas in Nevada near the California state line.

    3. MUDDY RIVER WATER RIGHTS

    The Muddy River is a perennial river fed by the Muddy Springs in Southern Nevada, originating in Nevada and flowing into Lake Mead. Currently, Muddy River water rights are utilized for agriculture and electricity generation.

    At December 31, 2002, Vidler owned approximately 221 acre-feet of Muddy River water rights, and had the right to acquire an additional 45.6 acre-feet. The Southern Nevada Water Authority has been acquiring Muddy River water rights as a water resource for future growth.

    4. FISH SPRINGS RANCH

    During 2000, Vidler purchased a 51% interest in Fish Springs Ranch, LLC ("Fish Springs") and a 50% interest in V&B, LLC. These companies own the Fish Springs Ranch and other properties totaling approximately 8,600 acres in Honey Lake Valley in Washoe County, 45 miles north of Reno, Nevada. Approximately 8,000 acre-feet of permitted water rights associated with Fish Springs Ranch are transferable to the Reno/Sparks area. The water rights at Fish Springs have been identified as the most economical and proven new source of supply to support new growth in the North Valley communities of Washoe County. This county was in the top 2% of all counties in the U.S. for new home construction between April 1, 2000 and July 1, 2001. According to census data, almost 5,500 new homes were constructed over that 15 month period, a 3.8% increase.

    Vidler is holding discussions with a number of potential users for the Fish Springs water rights, including developers and industrial users. There is strong demand for water in the North Valleys, and few alternative sources of supply. The future demand of the North Valleys area is estimated to exceed 12,000 acre-feet annually. If water from Fish Springs could be supplied to the North Valleys, this would reduce their reliance on Truckee River water which comes through Reno, thereby providing environmental benefits and additional water to support growth in and around Reno, an area which has been experiencing consistent growth.

    In October 2002, the Regional Water Planning Committee accepted the North Valley Water Supply Comparison report. This study re-evaluated the feasibility and potential cost of supplying future North Valleys water demands with continued exportation of water from the Truckee River Basin, or, alternatively, meeting the demands from Fish Springs and two other basins. The study indicated that groundwater from Fish Springs would be the most economical source of supply. Alternatively, if the capacity of nearby transmission lines can be expanded, we believe that Fish Springs Ranch would be an attractive site for gas-fired electricity generation.

    5. BIG SPRINGS RANCH

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

    6. WEST WENDOVER, NEVADA

    In 1999, a land exchange was completed in which approximately 70,500 acres of ranchland at Big Springs Ranch was exchanged with the Bureau of Land Management for several parcels of developable land near West Wendover, Nevada, totaling approximately 6,300 acres. West Wendover is adjacent to the Nevada/Utah border in the Interstate 80 corridor. Governmental officials are considering a proposal to adjust the state line and then merge the cities of West Wendover, Nevada and Wendover, Utah. West Wendover is approximately 120 miles from Salt Lake City, Utah, and attracts a significant number of drive-in visitors from Utah, a state where gaming is prohibited. The land owned by Vidler will stay in Nevada.

    The first parcel to be developed is approximately 82 acres of industrial land. In September 2002, Vidler sold 7 acres of unimproved land for $500,000, or approximately $71,429 per acre, to a developer who is responsible for installing offsite utilities and access road improvements for an industrial park. We anticipate that these improvements will allow Vidler to sell the remaining 75 acres as higher-value industrial land.

    Vidler is examining alternatives for the remaining parcels, including industrial, commercial, hotel/casino, and residential development.

COLORADO

     Vidler has almost completed the process of monetizing its water rights in Colorado, through sale or lease.

     In 2000, Vidler closed the sale of various water rights and related assets to the City of Golden, Colorado for $1 million, and granted the City options to acquire other water rights over the next 15 years. The City exercised options to acquire water assets for $390,000 in 2001 and $145,000 in 2002. If the remaining options are exercised, the present value of the aggregate purchase price is approximately $1.4 million.

     During 2002, Vidler closed on two previously disclosed agreements to sell Colorado assets:

- in March, Vidler sold its interest in Cline Ranch to Centennial Water and Sanitation District, which added $2.1 million to revenues and $119,000 to gross margin; and

- in December, Vidler completed the sale of 86 acre-feet of water rights to the East Dillon Water District, which added $3.1 million to revenues and $401,000 to gross margin.

     An agreement to sell the Wet Mountain water rights for approximately $414,000 is in escrow, and scheduled to close in 2003. Discussions are continuing to either lease or sell the remaining water rights in Colorado.


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

     Vidler has the only permitted, complete private water storage facility in Arizona. Given that Arizona is the only southwestern state with surplus flows of water available for storage, we believe that Vidler's is the only private water storage facility where it is practical to "bank", or store, water for users in other states, which is known as "interstate banking". Having a permitted water storage facility also allows Vidler to acquire, and store, surplus water for re-sale in future years.

     The Vidler Arizona Recharge Facility is the first privately owned water storage facility for the Colorado River system, which is a primary source of water for the Lower Division States of Arizona, California, and Nevada. The water storage facility is strategically located adjacent to the Central Arizona Project ("CAP") aqueduct, a conveyance canal running from Lake Havasu to Phoenix and Tucson. The water to be recharged will come from surplus flows of CAP water. We believe that proximity to the CAP is a competitive advantage, because it minimizes the cost of water conveyance.

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

     We believe that a number of events in recent years have increased the scarcity value of the project's storage capacity. At a public hearing in March 2000, the AWBA disclosed that the Bureau of Reclamation has indicated that, before permits are issued for new facilities to store water for interstate users, extensive environmental impact studies will be required. The AWBA also indicated that the first priority for publicly owned storage capacity in Arizona is to store water for Arizona users. At the same hearing, the states of California and Nevada again confirmed that their demand for storage far exceeds the total amount of storage available at existing facilities in Arizona. Consequently, interstate users will need to rely, at least in part, on privately owned storage capacity.

     The Southern Nevada Water Authority Water Resource Plan, which can be viewed at www.snwa.com, calls for 1.2 million acre-feet of water to be stored in Arizona in order to meet forecast demand after 2015. The AWBA is currently finalizing agreements to store water on behalf of Nevada. Once these agreements have been concluded, the AWBA can begin to negotiate storage for California. The AWBA will be able to store water at existing publicly owned sites and at the Vidler Arizona Recharge Facility, which is one of the largest water storage facilities. Vidler has agreed on a price of $48.00 per acre-foot of water recharged in 2003, if any of the users represented by the AWBA store water at the facility in 2003.

    In addition to the potential demand from the public users represented by the AWBA, demand from private users could potentially utilize up to 100% of the site's storage capacity.

     Vidler has not yet stored water for customers at the facility, but the company has been recharging water for its own account since 1998, when the pilot plant was constructed. Vidler purchased the water from the CAP, and intends to resell this water at an appropriate time. At December 31, 2002, Vidler has net recharge credits of approximately 14,000 acre-feet of water at the facility.

     Once Vidler has concluded agreements to store water, it will know the rate at which customers will need to be able to recover water. At that time, Vidler will be able to design, construct, and finance the final stage of the project which will allow full-scale recovery. The users of the facility will bear the capital cost of the improvements required to recover water at commercial rates.

     Vidler anticipates being able to recharge 100,000 acre-feet of water per year at the facility, and to store in excess of 1 million acre-feet of water in the aquifer. Vidler's estimate of the aquifer's storage volume is primarily based on a hydrological report prepared by an independent engineering firm for the Central Arizona Water Conservation District in 1990, which concluded that there is storage capacity of 3.7 million acre-feet.

     Recharge and recovery capacity is critical, because it indicates how quickly water can be put into storage or recovered from storage. In wet years, it is important to have a high recharge capacity, so that as much available water as possible may be stored. In dry years, the crucial factor is the ability to recover water as quickly as possible. There is a long history of farmers recovering significant quantities of water from the Harquahala Valley ground water aquifer for irrigation purposes.

     2. SEMITROPIC

     Vidler originally had an 18.5% right to participate in the Semitropic Water Banking and Exchange Program, which operates a 1,000,000 acre-foot water storage facility at Semitropic, near the California Aqueduct, northwest of Bakersfield, California.

     The strategic value of the guaranteed right to recover an amount of water from Semitropic every year -- even in drought years -- became clear to water agencies, developers, and other parties seeking a reliable water supply. For example, developers of large residential projects in Kern County and Los Angeles County must now be able to demonstrate that they have sufficient back-up supplies of water in the case of a drought year before they are permitted to begin development. Accordingly, during 2001, Vidler took advantage of current demand for water storage capacity with guaranteed recovery, and began to sell its interest in Semitropic. The strategic value of the guaranteed right to recover water was again highlighted by two court decisions in February 2003 which held that developers could not rely on water from state water projects.

     In May 2001, Vidler closed the sale of 29.7% of its original interest (i.e., approximately 55,000 acre-feet of water storage capacity) to The Newhall Land and Farming Company for $3.3 million, resulting in a pre-tax gain of $1.6 million. This transaction added $1.6 million to revenues and segment income in 2001.

     In September 2001, Vidler closed the sale of another 54.1% of its original interest (i.e., approximately 100,000 acre-feet of water storage capacity) to the Alameda County Water District for $6.9 million, resulting in a pre-tax gain of $4.1 million. This transaction added $4.1 million to revenues and segment income in 2001.

     Vidler's remaining interest includes approximately 30,000 acre-feet of storage capacity. We have the guaranteed right to recover a minimum of approximately 2,700 acre-feet every year. In some circumstances, we have the right to recover up to approximately 6,800 acre-feet in any one year. We are considering various alternatives for the remaining interest, including sale to developers or industrial users. Currently Vidler is not storing any water at Semitropic for third parties. Vilder is required to make annual payments of $519,000 under its agreement with Semitropic Water Storage District.

OTHER PROJECTS

     Vidler routinely evaluates the purchase of further water-righted properties in Arizona and Nevada. Vidler also continues to be approached by parties who are interested in obtaining a water supply, or discussing joint ventures to commercially develop water assets and/or develop water storage facilities in Arizona, Nevada, and other states.


                       NEVADA LAND & RESOURCE COMPANY, LLC

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

     Nevada Land recognizes revenue from land sales, and the resulting gross profit or loss, when transactions close. On closing, the entire sales price is recorded as revenue, and a gross margin is recognized depending on the cost basis attributed to the land which was sold. Since the date of closing determines the accounting period in which the sales revenue and gain are recorded, Nevada Land's reported revenues and income fluctuate from period to period, depending on the dates when specific transactions close.

     In 2002, Nevada Land generated $2.8 million in revenues from the sale of 28,423 acres of former railroad land. The average sales price of $99 per acre compares to our average basis of $40 per acre in the parcels which were sold, and our average cost of $35 per acre for all of Nevada Land's land, water, and mineral assets. In addition, Nevada Land sold 2,860 acre-feet of permitted water rights for $270,000, as well as 28 acres of surplus land at Spring Valley Ranches for $28,000.

     In 2002, 32.8% of land sales were settled for cash, and Nevada Land provided partial financing for the balance. Vendor financing has been collateralized by the land conveyed, typically carries a 10% interest rate, and is subject to a minimum 20% down payment.


                       BUSINESS ACQUISITIONS AND FINANCING

    This section describes the most significant interests in public companies included in this segment during 2002.

     1. AUSTRALIAN OIL & GAS CORPORATION LIMITED

     During 1998, 1999, 2000, and 2001, we accumulated a 20.7% shareholding in AOG, a public company which provides on-shore oil rig services in Australia and internationally.

     In January 2002, AOG announced that it was raising additional capital to purchase a new deep capacity drilling rig and to refit two existing rigs to perform new long term drilling contracts with ExxonMobil Indonesia and Petroleum Development-Oman. We assisted AOG with the capital raising, providing the company with a short term $US4 million bridging facility, which was repaid with the proceeds of a rights offering which we partly underwrote. As compensation we received 666,666 common shares of AOG valued at $589,000, which were issued as fees for establishing the loan facility and underwriting the rights offering

     In July 2002, PICO accepted Ensign (Australia) Holdings Pty. Ltd's cash offer of $A2.70 ($US1.47) for the AOG common shares and $A1.50 ($US0.82) for the AOG options owned by PICO. The sale proceeds were $21.1 million. Over the life of the investment, PICO recorded a total of $10.1 million in pre-tax income and realized gains from AOG, including realized gains of $8.7 million in 2002.

     2. HYPERFEED TECHNOLOGIES, INC.

     HyperFeed provides financial market data and data-delivery solutions to the financial services industry.

     PICO first invested in HyperFeed in 1995 through the purchase of common stock. We invested further capital in HyperFeed as debt, which was later converted to equity, and received warrants for providing financing. In 2000 and 2001, we further increased our holding through open market purchases and the conversion of preferred stock. In August 2002, we exercised warrants to buy 949,032 new shares of HyperFeed for approximately $305,000, or $0.3215 per share, being the average closing bid price on the NASDAQ National Market for the 20 trading days preceding the exercise date. PICO now owns 11,026,888 HyperFeed common shares, increasing our voting ownership to approximately 44.1%.

     In 2002, HyperFeed generated revenues of $19.8 million, gross margin of $7.1 million, and a net loss from operations of $4.6 million. Net cash flow from operating activities was $2.2 million. At December 31, 2002, HyperFeed had $1.1 million in cash and cash equivalents.

     In the fourth quarter of 2002, HyperFeed generated revenues of $4.5 million, gross margin of $1.6 million, and a net loss of $2.8 million. Net cash flow from operating activities was $182,000.

     We use the equity method to account for the common shares. HyperFeed contributed an equity loss of $2 million to the Business Acquisitions and Financing segment in 2002. The equity loss and other events affecting equity recorded in 2002 reduced our carrying value of the HyperFeed common shares to $498,000.

     PICO still holds warrants to buy 3,106,163 shares of HyperFeed common stock at an average price of $1.575 per share. At December 31, 2002, the warrants were carried at estimated fair value of $65,000.

     On August 16, 2002, HyperFeed disclosed in a press release that "the Company's Board of Directors recently rejected two conditional and non-binding offers to purchase HYPR at prices that the Company felt did not fully recognize the intrinsic value of its technology and the opportunities available for more substantial creation of shareholder value by more aggressively capitalizing on its technological advantages." During August and September 2002, HyperFeed announced a number of changes to senior management. On October 21, 2002, HyperFeed announced a series of restructuring measures, including a 21% work force reduction, the consolidation of excess facilities, and a refocusing on profitable business segments, which HyperFeed "expected to result in $2.2 million in annual net expense reductions."

     3. JUNGFRAUBAHN HOLDING AG

     PICO owns 130,177 shares of Jungfraubahn, which represents approximately 22.3% of the Company. At December 31, 2002, the market (carrying) value of our holding was $24 million.

     In September 2002, we acquired 17,505 shares for approximately $2.8 million, and became the largest shareholder in Jungfraubahn. Despite the increase in our shareholding to more than 20%, we continue to account for this investment under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At this time, we do not believe that we have the requisite ability to exercise "significant influence" over the financial and operating policies of Jungfraubahn, and therefore do not apply the equity method of accounting.

     In February 2003, Jungfraubahn issued a press release containing an initial review of 2002 operations, using Swiss accounting principles. The full text is available on Jungfraubahn's web-site www.jungfraubahn.com (in the "Shareholders" tab of the "Inside" section).

     In the press release, Jungfraubahn indicated that it expected transport revenues of approximately CHF (Swiss Francs) 83.7 million ($US54.5 million) for 2002. On a comparable basis, transport revenues declined by CHF 2.2 million ($US1.4 million) year over year to approximately CHF 71.9 million ($US46.8 million), however the consolidation of Grindelwald-First Aerial Cableway AG ("BGF") for the first time in 2002 added transport revenues of approximately CHF
11.8 million ($US7.7 million). As expected, visitor numbers from Japan, Jungfraubahn's most important inbound market, and the USA were down significantly, but the shortfall was partly made up by increased numbers of passengers from other countries. For example, the number of visitors to Jungfraujoch-Top of Europe declined 2.4% year over year. In addition, domestic passenger numbers were down during the summer season due to prolonged poor weather and the competing attraction of Expo.02.

     In September 2002, Jungfraubahn announced its results for the six months to June 30, 2002. In the accompanying Letter to Shareholders, Jungfraubahn explained that the results could not be directly compared to the previous year due to the consolidation of BGF for the first time. Reported revenues were CHF (Swiss Francs) 53.8 million ($US35 million). EBITDA (i.e., earnings before depreciation, interest, and taxes, a non-GAAP measure which investors frequently use as a proxy for gross cash flow, as calculated by Jungfraubahn) was CHF 14.2 million ($US9.2 million), and net income was CHF 3.1 million ($US2 million), or approximately CHF 5.4 per share ($US3.52). Jungfraubahn disclosed that without BGF, passenger revenues would have declined by approximately CHF 600,000 ($US391,000).

    Jungfraubahn announced its results for the 2001 financial year on May 23, 2002, so the 2002 results will not be released until after this 10-K has been filed. Jungfraubahn's 2001 results were the second best in Jungfraubahn's history. Revenues were CHF 98.7 million ($US58.6 million), EBITDA as calculated by Jungfraubahn was CHF 30.4 million ($US18.1 million), and net income was CHF
14.2 million ($US8.4 million), or CHF 24.4 per share ($US14.49). Jungfraubahn's operating activities generated net cash flow of CHF 26.7 million ($US15.9 million).

     In the most recent published balance sheet -- December 31, 2001 -- Jungfraubahn had book value of approximately CHF 505.9 ($US366.30) per share. At December 31, 2002, Jungfraubahn's stock price was CHF 255 ($US184.64).

     4.  OTHER EUROPEAN INVESTMENTS

     ACCU HOLDING AG
     PICO owns 8,125 shares in Accu Holding, which represents a voting ownership interest of approximately 28.3% of the Company. Due to a number of factors, we do not have the ability to exercise significant influence over Accu Holding's activities, so the investment is carried at market value under SFAS No. 115.

     Accu Holding manufactures batteries at two plants in Switzerland. Accu is adjusting its production and cost structure following a decline in demand for batteries during the economic slowdown. The Company is also preparing to redevelop the site of a former factory near Zurich, which could have significant value.

     Over the past 3 years, there has been a protracted downturn in global stock markets, which has affected the stock prices of many publicly traded companies. According to Bloomberg data, during 2000, 2001, and 2002, the Wilshire 5000 Index (the best known indicator of the performance of the broad U.S. stock market) declined by 39.6%.

     As part of our regular review of securities in an unrealized loss position for the year ended December 31, 2002, we have determined that the decline in market value of three unrelated investments in the Business Acquisitions & Financing segment is other-than-temporary. The total charge recorded is $4.1 million (see "Business Acquisitions and Financing" segment in "Results of Operations - Years Ended December 31, 2002, 2001, and 2000".) By definition, the recording of a charge for other-than-temporary decline in accordance with GAAP does not necessarily mean that we believe that the current decline in value is permanent in economic terms.

     A charge for other-than-temporary impairment is a non-cash charge recorded as a realized loss. The basis of the investment is written down from its original cost to current carrying value, which typically is the market price at the balance sheet date when the provision is recorded.

     It should be noted that:

- such charges for other-than-temporary impairments do not affect book value per share, as the after-tax decline in the market value of investments carried under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," is already reflected in shareholders equity in our balance sheet; and

- the carrying (book) value of the holding does not change. The impairment simply reclassifies the decline from an unrealized decrease in shareholders' equity to a realized loss in the Statement of Operations.

The written-down value becomes our new basis in the investment. In future accounting periods, unrealized gains or losses from that level will be recorded in shareholders' equity, and when the investment is sold a realized gain or loss from that level will be recorded in the statement of operations. See "Results of Operations -- Years Ended December 31, 2002, 2001, and 2000."

     Given the recent deterioration in Accu Holdings core business, and our assessment that there would continue to be downward pressure on Accu's stock price in the short to medium term, during 2002 we concluded that the decline in Accu's market value is other-than-temporary, primarily due to the extent and duration of the decline in the market value of the security. We recorded a $2.2 million pre-tax impairment of our investment. This impairment was recorded as a realized loss and has reduced the basis of the investment to its market (carrying) value of $3.1 million at December 31, 2002. This other than temporary impairment did not affect PICO's shareholders' equity or book value per share.

     RAETIE ENERGIE AG
     PICO owns 14,755 shares in Raetie Energie, which is a producer of hydro electricity. At December 31, 2002, our investment in Raetia Energie had a basis of $2.7 million and a market value of $5 million.

     SIHL
     In 2000 and 2001, we acquired approximately 10.6% of SIHL for $4 million, through participation in a restructuring/capital raising and open market purchases. SIHL's core business is digital imaging, but the company has surplus property assets in and around Zurich, including a major development project known as Sihlcity. Our investment in SIHL is accounted for under SFAS No. 115.

     SIHL's operations were adversely affected by the economic downturn in late 2001 and 2002, and SIHL was unable to improve profitability and reduce debt as previously expected.

     In 2001, we recorded a pre-tax impairment of $2.1 million for an other-than-temporary decline in the market value of this security, primarily due to the extent and duration of the decline in the market value of the security. During 2002, the stock continued to decline which, combined with an announcement from SIHL that a total sale of the company for more than the current market value of the stock was unlikely, caused us to record a further $1.6 million pre-tax impairment for an other-than-temporary decline.

     The impairments have reduced our basis in SIHL to $768,000, which is equivalent to our carrying (market) value at December 31, 2002. Such other-than-temporary impairments recorded in 2001 and 2002 did not affect PICO's shareholders' equity or book value per share.



                         INSURANCE OPERATIONS IN RUN OFF

     Although "run off" insurance companies no longer write policies, earned premiums can still arise, for example from policies which were still in force when the company went into "run off", or related to reinsurance. Our insurance companies have purchased reinsurance from specialized insurance companies to limit our potential losses on the insurance coverage we have provided to our policyholders. There are various types of reinsurance contracts, including "swing rated" contracts, where the premium we pay is adjusted retroactively based on the actual loss experience on the block of business which was reinsured. Under U.S. GAAP, if we need to pay for additional reinsurance this is recorded as a reduction in earned premiums, and if reinsurance premiums are returned to us, this is recorded as an increase in earned premiums.

     Typically most of the revenues of an insurance company in "run off" come from investment income (i.e., interest from fixed-income securities and dividends from stocks) earned on funds held as part of their insurance business. In addition, from time to time, gains or losses are realized from the sale of investments.

    Apart from bonds issued by the U.S. Treasury and government-sponsored enterprises (e.g., Freddie Mac and FNMA) which are held as capital and as deposits or collateral with state regulators, the fixed-income component of our insurance company portfolios consists of high grade corporate issues with 10 or less years to maturity. Every bond we own is rated "1" or "2" by the National Association of Insurance Commissioners, which is the equivalent of investment-grade from the ratings agencies. As of December 31, 2002, none of our bond holdings had declined significantly from cost. We do not own any municipal bonds, or any corporate bonds in the telecommunications, technology, utilities, energy trading, automotive, and consumer finance sectors, and conglomerates which experienced difficulties in 2001 and 2002.

    The duration of a bond portfolio measures the amount of time it would take for the cash flows from scheduled interest payments and bond maturities to equal the current value of the portfolio. Duration is an important measure because it indicates the sensitivity of the market value of a bond portfolio to changes in interest rates. If interest rates increase, the market value of existing bonds will decline. During periods when market interest rates decline, such as 2001 and 2002, the market value of existing bonds increases. Typically, the longer the duration, the greater the sensitivity of the value of the bond portfolio to changes in interest rates.

    The maturity of securities in Citation's bond portfolio is structured to match the projected pattern of claims payouts. At December 31, 2002, the duration of Citation's bond portfolio was 3.9 years, and the duration of the Physicians bond portfolio was 3.6 years. A duration of 5 years is generally regarded as medium term.

    The equities portion of the insurance company portfolios primarily consists of positions in a limited number of small-capitalization value stocks in the U.S. These positions have been accumulated at a significant discount to our estimate of the private market value of each company's underlying "hard" assets (i.e., land and other tangible assets). To a lesser extent, the insurance companies buy smaller interests in fundamentally undervalued stocks with high dividend yields, in the U.S. and selected foreign markets. Dividends and realized gains or losses from stocks held in the insurance company portfolios are reported in the Insurance Operations in Run Off segment (and in the case of Sequoia, in Discontinued Operations).

     The investment income, and therefore revenue, of a "run off" insurance company is expected to decline over time as fixed-income investments mature or are sold to provide the funds to pay down the company's claims reserves. Unless there is adverse development in prior year loss reserves, typically the expenses of an insurance company in "run off" will be lower than the expenses of an insurance company which is actively writing business.

PHYSICIANS INSURANCE COMPANY OF OHIO

    Physicians wrote its last policy in 1995; however, claims can be filed until 2017 resulting from events allegedly occurring during the period when Physicians provided coverage.

    By its nature, medical professional liability insurance involves a relatively small number (frequency) of relatively large (severity) claims. We have purchased excess of loss reinsurance to limit our potential losses. The amount of risk we have retained on each claim varies depending on the accident year but, in general, we are liable for the first $1 million to $2 million per claim.

    Due to the long "tail" (i.e., period of time between the occurrence of the alleged event giving rise to the claim, and the claim being reported to us) in the medical professional liability insurance business, it is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves. Our loss reserves are adjusted in the fourth quarter of each year, based on independent actuarial analysis of past, current, and projected claims trends in the 12 months ended September 30 of each year. The actuarial study is carried out annually, as data for a shorter period would be insufficient to form valid estimates.

    At December 31, 2002, medical professional liability reserves totaled $30.3 million, net of reinsurance, compared to $34.9 million net of reinsurance at December 31, 2001, and $51.6 million net of reinsurance at December 31, 2000.

                   PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

                                                                               Year Ended December 31,
                                                             ------------------------------------------------------------
                                                                 2002                    2001                   2000
                                                             -------------           -------------          -------------
    Direct Reserves                                          $36.4 million           $40.6 million          $58.6 million
    Ceded Reserves                                              ( 6.1)                  ( 5.7)                 ( 7.0)
                                                             -------------           -------------          -------------
    Net Medical Professional Liability Insurance Reserves    $30.3 million           $34.9 million          $51.6 million
                                                             =============           =============          =============

    At December 31, 2002, our direct reserves, or reserves before reinsurance, essentially equaled the independent actuary's best estimate. The independent actuary is continually reviewing our claims experience and projected claims trends in order to arrive at the most accurate estimate possible. The independent actuary did not explicitly forecast a range of reserves, but arrived at a best estimate through weighting the results of five different projection methods for each accident year, and in total. Under the different projection methods, the lowest direct reserve calculation was approximately $25.3 million, and the highest direct reserve calculation was $38.9 million. Consequently, our loss reserves could be materially different depending on the particular method of calculation chosen.

    Changes in assumptions about future claims trends and the cost of handling claims can lead to significant increases and decreases in our loss reserves. When loss reserves are reduced, this is referred to as favorable development. If loss reserves are increased, the development is adverse.

    At December 31, 2002, approximately $10.5 million, or 28.9% of our direct reserves were case reserves, which are the loss reserves established when a claim is reported to us. Our provision for IBNR claims (i.e., the event giving rise to the claim has allegedly occurred, but the claim has not been reported to
us) were $17.4 million, or 47.7% of our direct reserves. The loss adjustment expense reserves, totaling $8.5 million, or 23.4% of direct reserves, recognize the cost of handling claims over the next 14 years while the Physicians loss reserves run off.

         Over the past 3 years, the trends in open claims and claims paid have been:

                                                                               Year Ended December 31,
                                                             ------------------------------------------------------------
                                                                  2002                    2001                   2000
                                                             -------------          --------------          -------------
    Open claims at the start of the year                              179                     252                    362
    New claims reported during the year                                24                      37                     36
    Claims closed during the year                                   -  59                    -110                   -146
                                                             -------------          --------------          -------------
    Open claims at the end of the year                                144                     179                    252
                                                             =============          ==============          =============
    Total claims closed during the year                                59                     110                    146
    Claims closed with no indemnity payment                          - 36                   -  87                   - 98
                                                             -------------          --------------          -------------
    Claims closed with an indemnity payment                            23                      23                     48

    Net indemnity payments                                     $2,473,000              $4,142,000            $ 7,862,000
    Net loss adjustment expense payments                        1,072,000               1,947,000              3,004,000
                                                             -------------          --------------          -------------
    Total claims payments during the year                      $3,545,000              $6,089,000            $10,866,000
                                                             =============          ==============          =============
    Average indemnity payment                                    $108,000                $180,000               $164,000

    During 2002, our medical professional liability insurance claims reserves, net of reinsurance, decreased from $34.9 million to $30.3 million. Claims payments for the year were approximately $3.6 million, accounting for 78% of the net decrease in reserves during 2002. Due to continued favorable trends in the "severity" (size) of claims, and, to a lesser extent, the "frequency" (number) of claims, independent actuarial analysis of Physicians' loss reserves as of September 30, 2002 concluded that Physicians' reserves against claims were greater than the actuary's projections of future claims payments. Reserves were increased in 10 of Physicians' 20 accident years from 1976 until 1996 (by $3.4 million), and reduced in the other 10 accident years (by $4.4 million), resulting in a net reduction of approximately $1 million, or 2.9% of reserves at the start of the year.

    The net reduction in reserves of approximately $1 million was primarily a product of the following factors:

- due to a decrease in claims severity, Physicians reduced its reserve for IBNR claims by approximately $3 million;

- this was partially offset by a $2.2 million increase in the provision for unallocated loss adjustment expense, which effectively recognized the cost of handling Physicians' claims over the remaining run off; and

- in addition, two adjustments related to reinsurance had a net effect of $49,000 -- an increase in ceded reserves of $820,000, and a decrease in reserves related to retroactive reinsurance of $771,000.

There were no changes in key actuarial assumption in 2002. It should be noted that such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments -- either increases or decreases -- in future years. See "Critical Accounting Policies" and "Risk Factors."

    The decline in severity is illustrated by the average indemnity payment declining from approximately $180,000 in 2001 to approximately $108,000 in 2002. We are currently projecting further decreases in severity in future years - at December 31, 2002, the average case reserve per open claim was approximately $73,000.

              PHYSICIANS INSURANCE COMPANY OF OHIO - CHANGE IN LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

                                                                       Year Ended December 31,
                                                          -----------------------------------------------
                                                               2002             2001             2000
                                                          -------------    -------------    -------------
Beginning Reserves                                        $34.9 million    $51.6 million    $53.7 million
Accounting Change - no longer Discounting                                                     7.3
Loss & Loss Adjustment Expense Payments                    (3.6)            (6.1)           (10.9)
Re-estimation of Prior Year Loss Reserves                  (1.0)           (10.6)             1.5
                                                          -------------    -------------    -------------
Net Medical Professional Liability Insurance Reserves     $30.3 million    $34.9 million    $51.6 million
                                                          =============    =============    =============
                                                          -------------    -------------    -------------
Re-estimation as a percentage of undiscounted beginning
reserves                                                  - 2.9%           - 20.6%          - 2.4%
                                                          =============    =============    =============


    During 2001, our medical professional liability insurance claims reserves, net of reinsurance, decreased from $51.6 million to $34.9 million. Claims payments for the year were $6.1 million, accounting for 36% of the net decrease in reserves during 2001. Actuarial analysis of Physicians' loss reserves as of September 30, 2001 concluded that Physicians' reserves against claims were significantly greater than the actuary's projections of future claims payments in 18 of 20 accident years, due to favorable trends in both the "frequency" and "severity" of claims. Consequently, Physicians reduced its reserve for IBNR claims by approximately $10.6 million, which accounted for the remaining 64% of the net decrease in reserves for the year.

    There was a change in a key actuarial assumption in 2001: when estimating the reserves required for losses greater than $200,000 per claim, the independent actuary began to use Physicians' own claims experience, rather than industry averages. Since Physicians' own experience had been less severe than the industry averages, the actuary reduced the reserves required for losses in excess of $200,000 per claim, which contributed to the reduction in reserves. In reaching the best estimate, the appointed actuary also took note of both a decrease in the number of open claims, and favorable development in known claims during 2001.

    In 2000, our medical professional liability insurance claims reserves, net of reinsurance, decreased from $53.7 million to $51.6 million. An accounting change, implemented as of January 1, 2000, eliminated the discounting of loss reserves, which increased reserves by $7.3 million, to $61 million. Claims payments for the year were $10.9 million. Actuarial analysis of Physicians' loss reserves as of September 30, 2000 concluded that Physicians' direct reserves contained approximately $10 million in redundancy; however, this was more than offset by $11.5 million of redundancy in reserves ceded to our reinsurance companies. Consequently, Physicians increased reserves by approximately $1.5 million. There were no changes to key actuarial assumptions in 2000.

    Since it is almost seven years since Physicians wrote its last policy, and the direct IBNR claims reserve at December 31, 2002 is $17.4 million, it is conceivable that further favorable development could be recorded in future years if claims trends remain favorable, particularly claims severity. However, we caution (1) that claims can be reported until 2017, and (2) against over-emphasizing claims count statistics - for example, the last claims to be resolved by a "run off" insurance company could be the most complex and the most severe.

CITATION INSURANCE COMPANY

    Citation went into "run off" from January 1, 2001. At December 31, 2002, after two years of "run off," Citation had $14.6 million in loss and loss adjustment expense reserves after reinsurance.

    Approximately 85% of Citation's reserves are related to one line of business, artisans/contractors liability insurance. The remaining 15% relate to the remaining lines of commercial property and casualty insurance business. The last of Citation's commercial property and casualty insurance policies expired in 2001. As a general rule, based on state statutes of limitations, we believe that:

- new commercial property and casualty insurance claims can be filed in Arizona until the end of 2003; but

- no new commercial property and casualty insurance claims can be filed in California. However, in certain limited circumstances, claims filing periods may be extended.

    We have purchased excess of loss reinsurance to limit our potential losses. The amount of risk we have retained on each claim varies depending on the accident year, but we can be liable for the first $50,000 to $250,000 per claim.

    Citation wrote artisans/contractors insurance until 1995, the year before Physicians merged with Citation's parent company. No artisans/contractors business was renewed after the merger. Artisans/contractors liability insurance has been a problematic line of business for all insurers who offered this type of coverage in California during the 1980's and 1990's. California experienced a severe recession in the early 1990's, which caused a steep downturn in real estate values. In an attempt to improve their position, many homeowners filed claims against developers of new home communities and condominiums, and related parties such as general contractors, for alleged construction defects. Citation's average loss ratio (i.e., the cost of making provision to pay claims as a percentage of earned premium) for all years from 1989 to 1995 for this insurance coverage is over 375%. The nature of this line of business is that we receive a large number (high frequency) of small (low severity) claims.

    Citation primarily insured subcontractors, and only rarely insured general contractors. A large percentage of the claims received in 2002 related to Additional Insured Endorsements ("AIE"). In general, these represent claims from general contractors who were not direct policyholders of Citation's, but were named as insureds on policies issued to the company's subcontractor policyholders. Most of Citation's subcontractor insureds are not initially named as defendants in construction defect law suits, but are drawn into litigation against general contractors, typically when the general contractor's legal expenses reach the limit of their own insurance policy. The courts have held that subcontractors who performed only a minor role in the construction can be held in on complicated litigation against general contractors. Accordingly, the cost of legal defenses can be as significant as claims payments. Typically AEI claims are shared among more than one subcontractor and more than one insurance carrier. This reduces the expense to any one carrier, so AEI claims typically involve smaller claims payments than claims from actual policyholders. Since Citation sets an initial case reserve of $20,000 on most claims received, and many AIE claims are closed for a smaller amount, Citation experienced favorable loss development in 2002.

    Citation's independent actuary has assumed that the reporting of new artisan/contractors claims has peaked, and that new claims will decline in future years. Although Citation wrote its last artisans/contractors policy in 1995 and the statute of limitations in California is 10 years, this can be extended in some situations.

    Over the past 3 years, the trends in open claims and claims paid in the artisans/contractors line of business has been:

                                                                                     Year Ended December 31,
                                                                    ----------------------------------------------------------
                                                                          2002                  2001                  2000
                                                                    --------------         -------------        --------------
    Open claims at the start of the year                                      303                   341                   308
    New claims reported during the year                                       227                   197                   251
    Claims closed during the year                                           - 240                 - 235                 - 218
                                                                    --------------         -------------        --------------
    Open claims at the end of the year                                        290                   303                   341
                                                                    ==============         =============        ==============
    Total claims closed during the year                                       240                   235                   218
    Claims closed with no payment                                            - 90                 -  71                 -  61
    Claims closed with LAE payment only (no indemnity payment)               - 40                 -  49                 -  36
                                                                    --------------         -------------        --------------
    Claims closed with an indemnity payment                                   110                   115                   121
                                                                    ==============         =============        ==============

    Due to the long "tail" (i.e., period between the occurrence of the alleged event giving rise to the claim and the claim being reported to us) in the artisans/contractors line of business, it is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves. Our loss reserves are reviewed at September 30 and December 31 of each year by an independent actuary who issues an opinion annually, as required by California state law. The independent actuary analyzes past, current, and projected claims trends for all active accident years, using several forecasting methods. The appointed actuary believes this will result in more accurate reserve estimates than using a single method. We typically book our reserves to the actuary's best estimate, or above the actuary's best estimate.

    Changes in assumptions about future claims trends and the cost of handling claims can lead to significant increases and decreases in our loss reserves. Due to the large number of claims received in the artisans/contractors line of business in 1997, 1998, and 1999, Citation was forced to increase its reserves in each of those years. Citation reduced claims reserves by $282,000 in 2000, increased reserves by $56,000 in 2001, and reduced reserves by $889,000 in 2002. In 2002, the change in reserves was less than 5% of total reserves at the start of the relevant year. In 2001 and 2000, the reserve changes were less than 1% of beginning reserves.

    There have been no changes in key actuarial assumptions during 2000, 2001, and 2002. See "Critical Accounting Policies" and "Risk Factors."

    At December 31, 2002, Citation's net reserves were carried at $14.6 million, approximately $1 million more than the actuary's best estimate. Given the uncertainties inherent in projecting claims trends in the artisans/contractors line of business, we elected to set higher reserves than the actuary's best estimate, to partially guard against unexpected reserve increases in future years if claims experience deteriorates. Consequently, if current claims trends continue, it is conceivable that favorable development could be recorded in future years.

                             CITATION INSURANCE COMPANY - LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

                                                        December 31, 2002       December 31, 2001         December 31, 2000
                                                     ------------------------ ---------------------- -----------------------------
Direct Reserves                                           $16.3 million           $21.0 million             $25.8 million
Ceded Reserves                                            ( 1.7)                   (1.8)                     (2.4)
                                                     ------------------------ ---------------------- -----------------------------
Net Reserves                                              $14.6 million           $19.2 million             $23.4 million
                                                     ======================== ====================== =============================

    At December 31, 2002, $4.8 million of Citation's reserves (approximately 33%) were case reserves, $8.1 million of Citation's reserves represented provision for IBNR claims (56%), and the unallocated loss adjustment expense reserve was $1.7 million (11%).

    The change in Citation's reserves over the past 3 years has resulted from:

                   CITATION INSURANCE COMPANY - CHANGE IN LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

                                                                               Year Ended December 31,
                                                                    ----------------------------------------------
                                                                        2002             2001            2000
                                                                    -------------    -------------   -------------
Beginning Reserves                                                  $19.2 million    $23.4 million   $34.6 million
Loss & Loss Adjustment Expense Payments                              (3.7)            (4.5)          (12.0)
Incurred Loss & Loss Adjustment Expense Payments For Current Year                      0.2             1.1
Re-estimation of Prior Year Loss Reserves                            (0.9)             0.1            (0.3)
                                                                    -------------    -------------   -------------
Net Property & Casualty Insurance Reserves                          $14.6 million    $19.2 million   $23.4 million
                                                                    -------------    -------------   -------------
Re-estimation as a percentage of beginning reserves                 - 4.6%           - 0.2%          - 0.8%
                                                                    -------------    -------------   -------------

    During 2002, Citation's property and casualty insurance claims reserves, net of reinsurance, decreased from $19.2 million to $14.6 million. Claims payments for the year were $3.7 million, accounting for approximately 80% of the net decrease in reserves during 2002. Actuarial analysis of Citations' loss reserves as of December 31, 2002 continued to show a redundancy in the carried reserves of Citation, which we reduced during 2002 by $889,000. The reserve redundancy reflects the reduction in the "severity" (size) of claims described in preceding paragraphs.

    During 2001, Citation's property and casualty insurance claims reserves, net of reinsurance, decreased from $23.4 million to $19.2 million. Claims payments for prior years reduced reserves by $4.5 million, and essentially accounted for the net reduction in reserves for the year. This was partially offset by $172,000 in incurred loss and loss adjustment expenses for the 2001 accident year, consisting of paid losses of $54,000 and additions to reserves of $118,000. A $56,000 increase in prior year loss reserves was recorded.

    In 2000, Citation's property and casualty insurance claims reserves, net of reinsurance, decreased from $34.6 million to $23.4 million. Claims payments for prior years reduced reserves by $12 million, which led to the net reduction in reserves for the year. This was partially offset by $1.1 million in incurred loss and loss adjustment expenses for the 2000 accident year, consisting of paid losses of $283,000 and additions to reserves of $817,000. Favorable development of $282,000 was recorded in prior year loss reserves.

    It should be noted that such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments -- either increases or decreases -- in future years.


DISCONTINUED OPERATIONS

SEQUOIA INSURANCE COMPANY
     In 2002, Sequoia generated direct written premiums of $68.3 million, a 26.2% increase from the previous year, primarily due to a 19.7% increase in the average premium per commercial policy. The increase in average premium per commercial policy resulted from various initiatives introduced by Sequoia's management to improve the Company's underwriting results following disappointing loss ratios in 2000 and 2001. These initiatives included a further tightening in underwriting standards, and rate increases in most commercial lines.

    The operating performance of insurance companies is frequently analyzed using their "combined ratio." A combined ratio below 100% indicates that the insurance company made a profit on its base insurance business, prior to investment income, realized gains or losses, taxes, extraordinary items, and other non-insurance items.

     During our ownership, Sequoia managed its business with the aim of having a combined ratio of less than 100% each year, although this was not always achieved. Sequoia's combined ratios on a GAAP basis for the past 3 years were:

                                       SEQUOIA'S GAAP INDUSTRY RATIOS
-------------------------------------------------------------------------------------------------------------------
                                                2002                     2001                   2000
                                            ------------             -----------            ------------

     Loss and LAE Ratio                         66.2%                   69.1%                   67.6%
     Underwriting Expense Ratio                 35.4%                   36.3%                   38.6%
                                            ------------             -----------            ------------
      Combined Ratio                           101.6%                  105.4%                  106.3%
-------------------------------------------------------------------------------------------------------------------

     For 2002, Sequoia's combined ratio was 101.6%, compared to 105.4% in 2001, and 106.3% in 2000.

     Sequoia's loss and loss adjustment expense ratio (i.e., the cost of making provision to pay claims as a percentage of earned premiums) was 66.2% in 2002, 69.1% in 2001, and 67.6% in 2000. The relatively high loss ratios in 2000 and 2001 were caused by claims costs having risen faster than premium rates. The increase in average premium per commercial policy described in preceding paragraphs helped to restore underwriting margins, and contributed to the improved loss ratio in 2002.

     Sequoia's underwriting expense ratio (i.e., operating expenses as a percentage of earned premiums) was 35.4% in 2002, compared to 36.3% in 2001, and 38.6% in 2000. The progressive reduction in the underwriting expense ratio was primarily due to economies of scale. Sequoia's earned premiums grew by 11.3% in 2002 and 29.2% in 2001. As fixed underwriting expense items (i.e., expenses which do not change with volume) were spread over a larger base of revenue, these expenses declined as a percentage of earned premium.

                              SEQUOIA INSURANCE COMPANY - LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

                                                        December 31, 2002       December 31, 2001         December 31, 2000
                                                     ------------------------ ---------------------- -----------------------------
Direct Reserves                                           $49.2 million           $36.9 million             $37.2 million
Ceded Reserves                                            (26.2)                 ( 15.7)                      (18.1)
                                                     ------------------------ ---------------------- -----------------------------
Net Reserves                                              $23.0 million           $21.2 million             $19.1 million
                                                     ======================== ====================== =============================

     Given the short reporting tail with the type of property and casualty insurance business written by Sequoia, changes in prior year loss reserves tend to represent a small percentage of the Company's total reserves.

CRITICAL ACCOUNTING POLICIES

     PICO's principal assets and activities comprise:

- Vidler Water Company and Nevada Land & Resource Company's land, water rights, and water storage operations;

- property and casualty insurance operations, and the "run off" of property and casualty insurance and medical professional liability insurance loss reserves; and

-    business acquisitions and financing.

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

     At December 31, 2002, the loss reserves, net of reinsurance, of our three insurance subsidiaries were:

-    Citation Insurance Company, $14.6 million;

- Physicians Insurance Company of Ohio, $30.3 million. Physicians wrote its last policy in 1995. However, under current law, claims can be made until 2017 for events which allegedly occurred during the periods when we provided insurance coverage to medical professionals; and

-    Sequoia Insurance Company, $23 million.

     Our medical professional liability insurance reserves are certified annually by an independent actuary, as required by Ohio insurance law. Actuarial estimates of our future claims obligations have been volatile. In 2002, there was a $1 million net reduction after independent actuarial studies concluded that Physicians' claims reserves were greater than projected claims payments, and in 2001, we reduced claims reserves by $10.6 million. However, based on independent actuarial analysis, we increased reserves by $1.5 million in 2000. Accordingly, there can be no assurance that our claims reserves are adequate and there will not be reserve increases or decreases in the future.

     As required by California insurance law, the loss reserves of Citation Insurance Company and Sequoia Insurance Company are reviewed quarterly, and certified annually, by an independent actuarial firm.

     See "Insurance Operations In Run Off," and "Discontinued Operations" on preceding pages in Item 7.

     2. CARRYING VALUE OF LONG-LIVED ASSETS

     Our principal long-lived assets are land, water rights, and interests in water storage operations owned by Vidler, and land at Nevada Land. At December 31, 2002, the total carrying value of land, water rights, and interests in water storage assets was $116.8 million, or 29.5% of PICO's total assets.

     As required by GAAP, our long-lived assets are reviewed regularly to ensure that the estimated future undiscounted cash flows from these assets will at least recover their carrying value. Our management conducts these reviews utilizing the most recent information available; however, the review process inevitably involves the significant use of estimates and assumptions.

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

     If we determine that the carrying value of an asset cannot be justified by the forecast future cash flows of that asset, the carrying value of the asset is written down to fair value immediately.

     3. ACCOUNTING FOR INVESTMENTS AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     At December 31, 2002, PICO and its subsidiaries held equities with a carrying value of approximately $47.4 million (excluding equities held by Sequoia in Discontinued Operations). These holdings are primarily small-capitalization value stocks listed in the U.S., Switzerland, and New Zealand. Depending on the circumstances, and our judgment about the level of our involvement with the investee company, we apply one of two accounting policies.

     In the case of most holdings, we apply Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this method, the investment is carried at market value in our balance sheet, with unrealized gains or losses being included in shareholders' equity, and the only income recorded is from dividends.

     In the case of investments where we have the ability to exercise significant influence over the company we have invested in, we apply the equity method under Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock".

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

     While the method of accounting we use clearly has no impact on the underlying economic performance of the investee, the use of market value accounting or the equity method can result in significantly different carrying values at specific balance sheet dates, and contributions to our statement of operations over the course of the investment. The total impact of the investment on PICO's shareholders' equity over the entire life of the investment will be the same whichever method is adopted.

     For equity and debt securities accounted for under SFAS No. 115 which are in an unrealized loss position, we regularly review whether the decline in market value is other-than-temporary. In general, this review requires management to consider several factors, including specific adverse conditions affecting the investee's business and industry, the financial condition of the investee, the long-term prospects of the investee, and the extent and duration of the decline in market value of the investee. Accordingly, management has to make important assumptions regarding our intent and ability to hold the security, and our assessment of the overall worth of the security. Risks and uncertainties in our methodology for reviewing unrealized losses for other-than-temporary declines include our judgments regarding the overall worth of the issuer and its long-term prospects, and our ability to realize on our assessment of the overall worth of the business.

     In a subsequent quarterly review, if we conclude that an unrealized loss previously determined to be temporary is other-than-temporary, an impairment loss will be recorded. The other-than-temporary impairment charge will have no impact on our financial condition or book value per share, as the decline in market value has already been recorded through shareholders' equity. However, there will be an impact on our net income before and after tax and on our reported earnings per share, due to recognition of the unrealized loss and tax effects. When a charge for other-than-temporary impairment is recorded, our basis in the security is decreased. Consequently, if the market value of the security later recovers and we sell the security, a correspondingly greater gain will be recorded in the statement of operations.

     These accounting treatments add volatility to our statements of operations.

     4. REVENUE RECOGNITION

     Revenue on the sale of land, water, and water rights is recognized in full when (a) there is a legally binding sale contract; (b) the profit is determinable (i.e., the collectibility of the sales price is reasonably assured, or any amount that will not be collectible can be estimated); (c) the earnings process is virtually complete (i.e., we are not obliged to perform significant activities after the sale to earn the profit, meaning we have transferred all risks and rewards to the buyer); and (d) the buyer's initial and continuing investment are adequate to demonstrate a commitment to pay for the property. If these conditions are not met, we use the deposit method of accounting. Under the deposit method of accounting, until the conditions to fully recognize a sale are met, payments by the buyer are recorded as liabilities and no gain is recognized.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


SHAREHOLDERS' EQUITY

     At December 31, 2002, PICO had shareholders' equity of $221 million ($17.86 per share), compared to $207.9 million ($16.81 per share) as restated at the end of 2001, and $202.1 million ($16.31 per share) as restated at the end of 2000. Book value per share increased by 6.2% in 2002, and 3.1% in 2001.

     The principal factors leading to the $13.1 million increase in shareholders' equity were the $5.9 million net income and net movements of $4.5 million in unrealized appreciation in investments and $2.6 million in foreign currency translation. In addition, $238,000 of new capital was subscribed to exercise options. These factors were partially offset by a $94,000 increase in treasury stock due to the purchase of PICO shares in deferred compensations plans for directors and employees.


BALANCE SHEET

    Total assets at December 31, 2002 were $396.2 million, compared to $374.4 million at December 31, 2001. Most of the $21.8 million increase in total assets is attributable to an increase in Sequoia's investment portfolio related to growth in that company's book of business, and an increase in the value of equity and fixed-income securities. Total liabilities increased by $8.6 million, primarily due to an increase in Sequoia's claims reserves related to growth in that company's book of business, which was partially offset by a reduction in the reserves of our insurance operations in run off, Physicians and Citation.

    At December 31, 2002, on a consolidated basis, available for sale equity securities showed a net unrealized gain of $10 million after tax. This total consists of approximately $10.2 million in gains, partially offset by $170,000 in losses. No individual equity security had an unrealized loss, net of tax, of more than $60,000.

ACCOUNTING FOR DISCONTINUED OPERATIONS

    As Sequoia is now accounted for as a Discontinued Operation, under GAAP the presentation of Sequoia's income, assets and liabilities, and cash flow in our financial statements for all years in this 10-K has changed:

- in our Consolidated Statements of Operations, Sequoia's after-tax income is now recorded in one line, "Income from discontinued operations, net." Consequently, Sequoia's revenues, expenses, and pre-tax income are no longer reported separately, and are not included in the following segmental analysis;

- in the Consolidated Balance Sheet, Sequoia's assets are grouped in the lines "Investments held by discontinued operations" and "Other assets of discontinued operations," and its liabilities are combined in the lines "Unpaid losses and loss adjustment expenses of discontinued operations" and "Other liabilities of discontinued operations;" and

- in the Consolidated Statements of Cash Flows, Sequoia's cash flow is reported in one line in each category of cash flow.

NET INCOME (LOSS)

     PICO reported net income of $5.9 million, or $0.48 per diluted share in 2002, compared with net income of $5.1 million, or $0.41 per diluted share in 2001, and a net loss of $11.3 million, or $0.97 per diluted share, in 2000.

2002

    The $5.9 million net income reported in 2002 consisted of an $3.9 million net income before a change in accounting principle, or $0.32 per share, and a change in accounting principle which increased income by $2 million after-tax, or $0.16 per share. From January 1, 2002, PICO adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually rather than amortized over time. The $2 million in net income recognized reflected the surplus of negative goodwill arising from the 1996 reverse merger of Physicians and Citation Insurance Group (now known as PICO Holdings, Inc.) over the write-off of goodwill items which were determined to be impaired. See Note 20 of Notes to Consolidated Financial Statements, "Cumulative Effect of Changes in Accounting Principle," and the Insurance Operations in Run Off segment.

     The $3.9 million in net income before a change in accounting principle was comprised of:

- income of $2.7 million before taxes and minority interest from continuing operations;

-    a $2 million income tax expense;

- the addition of $454,000 in minority interest, which reflects the interest of outside shareholders in the losses of subsidiaries which are less than 100%-owned by PICO; and

- income from discontinued operations (i.e., Sequoia) of $2.8 million after tax and a change in accounting principle.

    The $2 million tax expense for 2002 consists of several items, which are detailed in Note 7 of Notes to the Consolidated Financial Statements, "Federal, Foreign and State Income Tax." We do not need to pay any federal taxes in cash for 2002 because prior year net operating loss carry-forwards offset our tax provision for the year, however we have provided for the payment of approximately $400,000 in state income taxes.

2001

    In 2001, PICO generated $5.1 million in net income, consisting of $6.1 million in net income before a change in accounting principle, or $0.49 per share, and a change in accounting principle which reduced income by $981,000 after-tax, or $0.08 per share. The change in accounting principle resulted from the adoption of the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This non-cash charge recognized the accumulated after-tax decline in the estimated fair value of warrants we own to buy shares in other companies (principally HyperFeed Technologies, Inc.) from the date we acquired the warrants through to January 1, 2001. The decline in the estimated fair value of warrants during 2001 is recorded in the Business Acquisitions and Financing segment.

    The $6.1 million in net income before a change in accounting principle was comprised of:

-    $5.8 million in income before taxes and minority interest;

-    a $2.4 million provision for income tax expense;

-    the addition of $358,000 in minority interest; and

- income from discontinued operations (i.e., Sequoia) of $2.3 million after-tax.

    A gross provision for tax of approximately $3 million was partially offset by $630,000 in tax benefits, primarily represented by a cash refund following a successful appeal of a prior year tax ruling in Canada. We did not pay any taxes in cash for 2001 because prior year net operating loss carry-forwards offset our tax provision for the year.

2000

     PICO incurred a net loss of $11.3 million in 2000. The $6.3 million net loss before an accounting change consisted of a $17.4 million pre-tax loss, which was partially offset by $9.4 million in income tax benefits and the addition of $717,000 in minority interest. Income from discontinued operations was $953,000. In addition, the cumulative effect of an accounting change reduced income by $5 million after-tax. Until December 31, 1999, PICO had discounted the carrying value of its medical professional liability claims reserves, to reflect the fact that some claims will not be paid until many years in the future, but funds from the corresponding premiums can be invested in the meantime. After December 31, 1999, PICO's medical professional liability insurance subsidiaries were no longer allowed to discount claims reserves in the statements they file with the Ohio Department of Insurance, which are prepared on the statutory basis of accounting. With this change in accounting principle, we eliminated the discounting in our financial statements which are prepared on a GAAP basis.

     The $9.4 million in tax benefits recorded in 2000 is made up of several items. These include a $4.4 million cash refund resulting from the successful appeal of a prior year tax ruling in Canada, and a $3.3 million expense which was recognized to increase federal income tax valuation allowances recorded against tax assets in some of our subsidiaries.


COMPREHENSIVE INCOME
     In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," PICO reports comprehensive income as well as net income from the Consolidated Statement of Operations. Comprehensive income includes items resulting in unrealized changes in shareholders' equity, such as foreign currency translation and change in unrealized investment gains and losses on available-for-sale securities.

     Over the past three years, PICO has recorded:

- comprehensive income of $13 million in 2002, primarily consisting of the $5.9 million net income and movements of $4.5 million in net unrealized appreciation in investments and $2.6 million in foreign currency translation;

- comprehensive income of $6.1 million in 2001, consisting of net income of $5.1 million and a movement of $1.9 million in net unrealized appreciation in investments, which were partially offset by a $955,000 reduction in foreign currency translation; and

- a $17.2 million comprehensive loss in 2000. This was comprised of the $11.3 million net loss, and movements of $4.3 million in net unrealized change in investments and foreign currency translation of $1.6 million.

OPERATING REVENUES

                                                                                YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------
                                                                2002                      2001                     2000
                                                            --------------            -------------            -------------
    Vidler Water Company                                     $13,777,000              $17,964,000               $3,123,000
    Nevada Land & Resource Company                             4,414,000                3,221,000                5,276,000
    Business Acquisitions and Financing                        8,458,000               (3,662,000)              (5,237,000)
    Insurance Operations in Run Off                            2,625,000                6,037,000                6,517,000
                                                            --------------            -------------            -------------
             Total Revenues                                  $29,274,000              $23,560,000               $9,679,000
                                                            ==============            =============            =============

     In 2002, total revenues were $29.3 million, compared to $23.6 million in 2001, and $9.7 million in 2000. Revenues in 2002 were $5.7 million higher than in 2001. Revenues were $12.1 million higher in Business Acquisitions and Financing and $1.2 million higher at Nevada Land, but $4.2 million lower at Vidler and $3.4 million lower in the Insurance Operations in Run Off segment. In 2001, revenues were $13.9 million higher than in 2000, principally due to $14.8 million higher revenues from Vidler. The most significant items in the revenue growth at Vidler were revenues of $9.4 million from the sale of water rights and land in the Harquahala Valley, and $5.7 million from pre-tax gains on the sale of interests in Semitropic.

    During 2002, revenues were reduced by charges for other-than-temporary impairment in three unrelated equity securities of $4.1 million. The other-than-temporary impairment charges were calculated as the difference between the investment's original basis and the current carrying value (i.e., market value).

    Total expenses in 2002 were $24.4 million, compared to $18.2 million in 2001, and $25.8 million in 2000. The largest expense item in each of the past three years was the cost of land and water rights sold -- $9.7 million in 2002, compared to $7.6 million in 2001, and $4 million in 2000. The increase in expenses in 2002 from 2001 is primarily attributable to reduced favorable development in the claims reserves of the run off insurance operations. Favorable reserve development is recorded as a reduction in expenses.

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST

                                                                                YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------------------------
                                                               2002                      2001                       2000
                                                         ------------------         ----------------          -----------------
  Vidler Water Company                                      $ (897,000)               $ 4,989,000               $ (4,854,000)
  Nevada Land & Resource Company                               484,000                    131,000                  1,918,000
  Business Acquisitions and Financing                       (1,181,000)               (15,288,000)               (16,438,000)
  Insurance Operations in Run Off                            4,300,000                 15,996,000                  1,971,000
                                                         ------------------         ----------------          -----------------
            Income  (Loss)  Before  Taxes and  Minority
             Interest                                       $2,706,000                $ 5,828,000               $(17,403,000)
                                                         ==================         ================          =================

     The principal items in the $2.7 million in income before taxes and minority interest in 2002 were:

- Vidler incurred an $897,000 pre-tax loss on $13.8 million in revenues. Vidler closed on two sales of water rights and land in the Harquahala Valley Irrigation District, which added $6.2 million to revenues and $2.5 million to gross margin. In addition, Vidler closed on two previously announced sales of water rights in Colorado which contributed $5.2 million in revenues and approximately $520,000 in gross margin. The gross margin on these water rights sales was more than offset by Vidler's on-going operating expenses and the costs of developing water assets which will not be monetized until future years;

- income of $484,000 from Nevada Land on revenues of $4.4 million, which included $3.1 million from the sale of land and water rights;

- a $1.2 million loss before taxes from Business Acquisitions and Financing. This was primarily comprised of an $8.7 million realized gain on the sale of AOG common stock and options, which was more than offset by parent company overhead of $6.6 million and $4.1 million in impairment charges for other-than-temporary declines in the market value of investments. Such other-than-temporary charges do not affect shareholders' equity, or book value per share; and

- $4.3 million in income from Insurance Operations in Run Off, consisting of a $2.2 million pre-tax profit from Citation and a $2.1 million pre-tax profit from Physicians.


                           VIDLER WATER COMPANY, INC.

                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                          2002            2001            2000
                                                     ------------    ------------    ------------
REVENUES:
Sale of Land, Water Rights, & Water                  $ 12,118,000    $  9,487,000    $  1,509,000
Gain on sale of Semitropic Water Storage interests                      5,701,000
Lease of Water                                            239,000         235,000         188,000
Lease of Agricultural Land                                690,000         795,000         959,000
Other                                                     730,000       1,746,000         467,000
                                                     ------------    ------------    ------------
Segment Total Revenues                               $ 13,777,000    $ 17,964,000    $  3,123,000
                                                     ============    ============    ============
EXPENSES:
Cost of Land, Water Rights, & Water Sold               (8,465,000)     (6,796,000)     (2,244,000)
Commission and Other Cost of Sales                       (515,000)       (553,000)
Depreciation & Amortization                              (953,000)     (1,285,000)       (988,000)
Interest                                                 (496,000)       (646,000)       (821,000)
Operations, Maintenance & Other                        (4,245,000)     (3,695,000)     (3,924,000)
                                                     ------------    ------------    ------------
Segment Total Expenses                               $(14,674,000)   $(12,975,000)   $ (7,977,000)
                                                     ------------    ------------    ------------
INCOME (LOSS) BEFORE TAX                             $   (897,000)   $  4,989,000    $ (4,854,000)
                                                     ============    ============    ============

     Most of the water rights and water storage operations acquired by Vidler since we entered the water business have been development-stage assets which were not ready for immediate commercial use. Although Vidler began to generate significant revenues from the sale of water rights in 2001, the segment is still incurring costs related to long-lived assets which will not generate revenues until future years, e.g., operating, maintenance, and amortization expenses at storage facilities which are not yet storing water for customers.

    Vidler generated total revenues of $13.8 million in 2002, compared to $18 million in 2001, and $3.1 million in 2000.

    In 2002, Vidler generated $12.1 million in revenues from the sale of water rights and land. This primarily represented four transactions, which generated $11.4 million in revenues:

- the sale of 3,645 acre-feet of transferable ground water and 1,215 acres of land in the Harquahala Valley Irrigation District to golf course developers near Scottsdale, Arizona. This transaction added $5.2 million to revenues and $1.9 million to gross margin;

- the sale of 480 acre-feet of water rights and 240 acres of land in the HVID to a unit of Allegheny Energy, Inc., which added $1 million to revenues and $556,000 to gross margin; and

- two sales of water rights in Colorado -- Cline Ranch to Centennial Water and Sanitation District, which added $2.1 million to revenues and $119,000 in gross margin, and 85 acre-feet of water rights to the City of East Dillon, which added $3.1 million to revenues and $401,000 to gross margin.

In addition, Vidler sold 7 acres of unimproved land near West Wendover, Nevada for $500,000, which contributed $83,000 to gross margin.

    In 2001, Vidler's results were dominated by three transactions, which generated $15.1 million in revenues:

- the sale of 6,496.5 acre-feet of transferable ground water and 2,589 acres of land in Arizona's Harquahala Valley Irrigation District to a unit of Allegheny Energy, Inc. This transaction added $9.4 million to revenues, comprised of the $9.1 million sales price and a $300,000 option fee earned, and contributed $2.3 million to segment income;

- the sale of 29.7% of Vidler's original interest in the Semitropic Water Banking and Exchange Program (i.e., approximately 55,000 acre-feet of storage capacity, out of the original 185,000 acre-feet) for $3.3 million. This transaction added $1.6 million to revenues and to segment income; and

- another sale of 54.1% of Vidler's original interest in the Semitropic Water Banking and Exchange Program (i.e., approximately 100,000 acre-feet of storage capacity) for $6.9 million. This transaction added $4.1 million to revenues and to segment income.

In 2001 Vidler recognized revenues of $390,000 from the sale of water rights to the City of Golden, Colorado.

    During 2000, Vidler sold water rights and the related land and tunnel assets to the City of Golden for $1 million, and 3,691 acre-feet of water which had been "banked" at the Semitropic water storage facility for $509,000.

    The leasing of agricultural land generated revenues of $690,000 in 2002, $795,000 in 2001, and $959,000 in 2000. Agricultural land lease revenues have decreased as a result of the sale of farm properties in the Harquahala Valley, as described above.

    Vidler generated revenue of $239,000 in 2002, $235,000 in 2001, and $188,000 in 2000 from leasing some of the company's Colorado water rights. These assets are leased in perpetuity. The lease payments are indexed for inflation, with a minimum annual escalation of 3%.

    Other Revenues, which include interest and various revenues from properties farmed by Vidler (e.g. sales of hay and cattle) were approximately $730,000 in 2002, $1.7 million in 2001, and $467,000 in 2000. In 2001, Other Revenues
included a $600,000 gain from granting an easement to El Paso Natural Gas Company in the Harquahala Valley.

    Total segment expenses, including the cost of water rights and other assets sold, increased from $8 million in 2000, to $13 million in 2001, and $14.7 million in 2002. However, excluding the cost of water rights and other assets sold and related selling costs, segment operating expenses were $5.7 million in 2000, $5.6 million in 2001, and $5.7 million in 2002.

    In 2002, segment operating expenses were $68,000 higher than in 2001. Decreases of $150,000 in interest expense and $332,000 in depreciation and amortization charges were offset by a $550,000 increase in operations, maintenance, and other expenses. This was primarily a result of professional fees related to various legal issues and water rights applications in Nevada, including the 2,100 acre-feet of water rights in the Tule Desert Groundwater Basin permitted in 2002.

    Segment operating expenses decreased $107,000 in 2001 from 2000, primarily as a result of decreases of $175,000 in interest expense and $229,000 in operations, maintenance, and other expenses, which were partially offset by $297,000 higher depreciation and amortization charges. Interest expense declined due to the repayment of the non-recourse debt on the Harquahala Valley farm properties which were sold during the year. The decrease in operations and maintenance expense was primarily due to a lower obligation to contribute to operations and maintenance expense at the Semitropic water storage facility, as our interest in the asset reduced. The increase in depreciation and amortization expense was primarily due to the start of amortization of improvements at the Vidler Arizona Recharge Facility. Since construction of the improvements required to recharge water was complete and the facility was ready for use, from March 1, 2001 Vidler began to amortize the improvements at the facility over 15 years. The annual amortization charge will be approximately $518,000, and the charge for 2001 was $421,000.

    Vidler recorded a segment loss of $897,000 in 2002, compared to segment income of $5 million in 2001, and a segment loss of $4.9 million in 2000.

    The segment result decreased $5.9 million from 2001 to 2002, primarily due to the $5.7 million in gains from the sale of interests in Semitropic recorded in 2001, which did not recur in 2002.

    The principal causes of the $9.9 million improvement in the segment result from 2000 to 2001 were the contributions to income of $5.7 million from the sale of interests in Semitropic, $2.3 million from the Allegheny transaction, and $600,000 from the easement granted in 2001.

                       NEVADA LAND & RESOURCE COMPANY, LLC

                                             Year Ended December 31,
                                     -----------------------------------------
                                         2002           2001           2000
                                     -----------    -----------    -----------
REVENUES:
Sale of Land                         $ 2,843,000    $ 1,918,000    $ 3,725,000
Sale of Water Rights                     270,000                       244,000
Gain on Land Exchange                                                  270,000
Lease and Royalty                        721,000        707,000        716,000
Interest and Other                       580,000        596,000        321,000
                                     -----------    -----------    -----------
Segment Total Revenues               $ 4,414,000    $ 3,221,000    $ 5,276,000
                                     ===========    ===========    ===========

EXPENSES:
Cost of Land and Water Rights Sold    (1,275,000)      (772,000)    (1,751,000)
Operating Expenses                    (2,655,000)    (2,318,000)    (1,607,000)
                                     -----------    -----------    -----------
Segment Total Expenses               $(3,930,000)   $(3,090,000)   $(3,358,000)
                                     ===========    ===========    ===========

                                     -----------    -----------    -----------
INCOME BEFORE TAX                    $   484,000    $   131,000    $ 1,918,000
                                     ===========    ===========    ===========

    Nevada Land generated revenues of $4.4 million in 2002, compared to $3.2 million in 2001, and $5.3 million in 2000.

    Most of the variation in revenue from year to year is caused by fluctuations in the level of land sales. In 2002, Nevada Land recorded revenues of $2.8 million from the sale of 28,451 acres of land. In 2001, we generated $1.9 million in from the sale of 15,632 acres of land, compared to $3.7 million from the sale of 28,245 acres in 2000.

    Lease and royalty income amounted to $721,000 in 2002, compared to $707,000 in 2001, and $716,000 in 2000. Most of this revenue comes from land leases, principally for grazing, agricultural, communications, and easements.

    Interest and other revenues contributed $580,000 in 2002, compared to $596,000 in 2001, and $321,000 in 2000.

    In 2002, Nevada Land also generated $270,000 in revenues from the sale of 2,860 acre-feet of permitted water rights.

    In 2000, Nevada Land generated revenues from the sale of 61 acre-feet of certificated water rights for $244,000, and a $270,000 gain on a land exchange transaction.

    After deducting the cost of land sold, the gross margin on land sales was $1.7 million in 2002, $1.1 million in 2001, and $2.2 million in 2000. This represented a gross margin percentage of 59.6% in 2002, 59.8% in 2001, and 59.2% in 2000. The gross margin on water right sales was $143,000 in 2002, and $12,000 in 2000.

    Segment operating expenses were $2.7 million in 2002, $2.3 million in 2001, and $1.6 million in 2000.

    Segment operating expenses were unusually high in 2002 due to approximately $900,000 in legal and related expenses related to land development issues. In 2001, segment expenses included a $541,000 write-down of Nevada Land's interest in Silver State Land, LLC, an entity which had filed applications for approximately 51,000 acre-feet of water rights in various locations geographically unrelated to Nevada Land's properties. Since our priority is to first pursue the water rights applications filed by Lincoln/Vidler and by Nevada Land on its own properties, due to the uncertainty of realizing the value of these applications we reduced the carrying value of Silver State to zero. The Silver State water rights applications were the only water rights applications with a carrying value in our financial statements.

    Nevada Land recorded income of $484,000 in 2002, compared to $131,000 in 2001 and $1.9 million in 2000.

    The $353,000 increase in segment income from 2001 to 2002 is primarily due to the higher gross margin on land sales and the contribution from the water rights sale, which exceeded the increase in operating expenses discussed in the preceding paragraph. Segment income decreased $1.8 million from 2000 to 2001, principally due to a $1.1 million reduction in the gross margin on land sales, the $541,000 write down of Silver State, and the $270,000 land exchange gain included in 2000.

                       BUSINESS ACQUISITIONS AND FINANCING

                                                                 Year Ended December 31,
                                                        --------------------------------------------
                                                            2002            2001            2000
                                                        ------------    ------------    ------------
BUSINESS ACQUISITIONS & FINANCING REVENUES (CHARGES):
Realized Gains (Losses):
           On Sale or Impairment of Holdings            $  3,419,000    $ (3,531,000)   $ (7,784,000)
           SFAS No. 133 Change In Warrants                   402,000      (2,453,000)
Investment Income                                          2,512,000       1,856,000       1,610,000
Other                                                      2,125,000         466,000         936,000
                                                        ------------    ------------    ------------
Segment Total Revenues (Charges)                        $  8,458,000    $ (3,662,000)   $ (5,238,000)
                                                        ============    ============    ============

SEGMENT TOTAL EXPENSES                                    (7,431,000)    (10,097,000)     (9,948,000)
                                                        ------------    ------------    ------------
INCOME (LOSS) BEFORE INVESTEES' INCOME ( LOSS)          $  1,027,000    $(13,759,000)   $(15,186,000)

Equity Share of Investees' Net (Loss)                     (2,208,000)     (1,529,000)     (1,252,000)
                                                        ------------    ------------    ------------
(LOSS) BEFORE TAXES                                     $ (1,181,000)   $(15,288,000)   $(16,438,000)
                                                        ============    ============    ============

    The Business Acquisitions and Financing segment recorded revenues of $8.5 million in 2002, compared to negative $3.7 million in 2001, and negative $5.2 million in 2000. Revenues in this segment vary considerably from year to year, primarily due to fluctuations in net realized gains or losses on the sale or impairment of holdings. Holdings are not sold on a regular basis, but when the price of an individual security has significantly exceeded our target, or if there have been changes which we believe limit further appreciation potential on a risk-adjusted basis. Consequently, the amount of net realized gains or losses recognized during any accounting period has no predictive value.

    A net realized gain of $3.4 million was recognized in 2002. This principally consisted of:

- a $7.8 million gain on the sale of our common shares in AOG; which was partially offset by

- a $1.6 million charge for other-than-temporary impairment of our investment in SIHL (see the SIHL section of the "Company Summary, Recent Developments and Future Outlook" portion of Item 7);

- a $2.2 million charge for other-than-temporary impairment of our investment in Accu Holding (see the Accu Holding section of the "Company Summary, Recent Developments and Future Outlook" portion of Item 7);

- a $312,000 charge for other-than-temporary impairment of our investment in Solpower Corporation. Solpower is a development stage company, which was one of the final Alternative Investments discussed in Item 1. Given the duration of the decline in value in this stock and the absence of factors indicating otherwise, we determined that the decline is other-than-temporary. Accordingly, we recorded a charge to reduce the basis of the investment to zero at December 31, 2002. None of the other-than-temporary impairments affect shareholders' equity or book value per share.

In addition, Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities" income was $402,000, primarily consisting of income of $900,000 from AOG options, which was partially offset by a $410,000 reduction in the estimated fair value of HyperFeed warrants.

    In 2001, a $6 million net realized investment loss was recorded. This was comprised of a $3 million in charges for other-than-temporary impairment of our holdings in SIHL and Solpower, a $2.5 million SFAS No. 133 loss to reflect a decrease in the value of warrants we own in other companies (principally HyperFeed Technologies, Inc.) during 2001, and a $500,000 write-off of the remaining carrying value of the loan to MKG Enterprises. In addition, although this did not affect the segment, a cumulative effect of a change in accounting principle reduced income by $981,000 to reflect the after-tax decline in the estimated fair value of warrants during the period from the acquisition of the various warrants through to December 31, 2000.

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

    In this segment, investment income includes interest on cash and short-term fixed-income securities, and dividends from partially owned businesses. Investment income totaled $2.5 million in 2002, $1.9 million in 2001, and $1.6 million in 2000. In 2002, investment income increased $656,000 year over year, primarily due to higher interest income. In 2001, investment income was $246,000 higher than in 2000, principally due to the receipt of $391,000 in dividends from AOG in 2001. AOG did not pay a dividend in 2000.

    Other revenues were $2.1 million in 2002, $466,000 in 2001, and $936,000 in 2000.

    PICO's equity share of investees' income (loss) represents our proportionate share of the net income (loss) and other events affecting equity in the investments which we carry under the equity method, less any dividends received from those investments. In 2002, an equity share of investees' loss of $2.2 million was recorded, compared to equity share of investees' losses of $1.5 million in 2001, and $1.3 million in 2000. Here is a summary of the principal investments which we accounted for under the equity method in each of the past three years:

-----------------------------------------------------------------------------------------------
       2002                                2001                                2000
-----------------------------------------------------------------------------------------------
    HyperFeed                            HyperFeed                          HyperFeed
                                                                   Conex's sino-foreign joint
                                                                            venture -
                                                                     until September 8, 2000
-----------------------------------------------------------------------------------------------

    Segment expenses were $7.4 million in 2002, compared to $10.1 million in 2001, and $9.9 million in 2000. The principal expenses recognized in this segment are PICO's corporate overhead and operating expenses from SISCOM and, in 2000, Conex.

    The Business Acquisitions And Financing segment produced pre-tax losses of $1.2 million in 2002, $15.3 million in 2001, and $16.4 million in 2000.

    In 2002, the segment loss consists of investment income of $2.5 million and other revenues of $2.1 million, which were more than offset by the $2.2 million equity share of investees' losses and segment expenses of $7.4 million. Segment expenses include the accrual of $2 million in incentive compensation, other parent company overhead of $4.6 million, and SISCOM expenses of $1.4 million. Segment expenses were reduced by a $2.7 million benefit resulting from the effect of appreciation in the Swiss Franc on an inter-company loan during 2002.

    Our interests in Swiss public companies are held by Global Equity SA, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity SA's funding comes from a loan from PICO, which is denominated in Swiss Francs. During accounting periods when the Swiss Franc appreciates relative to the US dollar -- such as the 2002 year -- under GAAP we are required to record a benefit through the statement of operations to reflect the fact that Global Equity SA owes PICO more US dollars. In Global Equity SA's financial statements, an equivalent debit is included in the foreign currency translation component of shareholders' equity (since it owes PICO more dollars); however, this does not go through the statement of operations. During accounting periods when the Swiss Franc depreciates relative to the US dollar, opposite entries are made and an expense is recorded in the statement of operations. Accordingly, we were required to record a benefit of $2.7 million in our statement of operations in 2002, even though there was no net impact on shareholders' equity.

    The 2001 segment loss includes investment income and other revenues of $2.3 million, which were more than offset by the $3 million in provisions for other-than-temporary impairment in investments, the $2.5 million SFAS No. 133 loss, the $500,000 MKG realized loss, the $1.5 million equity share of investees' losses, and segment expenses of $10.1 million. Segment expenses include parent company overhead of $4.8 million, SISCOM expenses of $1.7 million, and a $270,000 expense related to the Swiss Franc loan to Global Equity SA discussed in the previous paragraph. In 2001, segment expenses also included a $2.3 million provision against loans to Dominion Capital Pty. Ltd. See Item 3, "Legal Proceedings."

    In 2000, the segment loss included investment income and other revenues of $2.5 million. These were more than offset by the $7.8 million in realized losses described above, segment expenses of $9.9 million, and our equity share of investees' losses of $1.3 million. Segment expenses include a $2.3 million operating loss from Conex for the period prior to its sale, and a $1.6 million operating loss from SISCOM. The foreign currency expense was $41,000.

                         INSURANCE OPERATIONS IN RUN OFF

                                                             Year Ended December 31,
                                                      ----------------------------------------
                                                          2002           2001          2000
                                                      -----------    -----------   -----------
REVENUES (CHARGES):
Net Investment Income                                 $ 2,269,000    $ 3,363,000   $ 4,155,000
Realized Gains On Sale or Impairment of Investments       387,000      1,112,000        73,000
Earned Premiums                                           (42,000)       980,000     1,695,000
Negative Goodwill                                                        568,000       568,000
Other                                                      11,000         14,000        26,000
                                                      -----------    -----------   -----------
Segment Total Revenues                                $ 2,625,000    $ 6,037,000   $ 6,517,000
                                                      ===========    ===========   ===========
EXPENSES:
Underwriting (Expenses) / Recoveries                    1,675,000      9,959,000    (4,546,000)
                                                      -----------    -----------   -----------
Segment Total Expenses                                $ 1,675,000    $ 9,959,000   $(4,546,000)
                                                      ===========    ===========   ===========
INCOME BEFORE TAXES:
Physicians Insurance Company of Ohio                  $ 2,120,000    $13,133,000   $   768,000
Citation Insurance Company                              2,180,000      2,863,000     1,203,000
                                                      -----------    -----------   -----------
Income Before Taxes                                   $ 4,300,000    $15,996,000   $ 1,971,000
                                                      ===========    ===========   ===========

    The Insurance Operations in Run Off segment produced $4.3 million in pre-tax income in 2002, consisting of pre-tax profits of $2.1 million from Physicians and $2.2 million from Citation. In 2001, segment income was $16 million, consisting of $13.1 million in income before taxes from Physicians, and $2.9 million from Citation. In 2000, segment income was $2 million, comprised of $768,000 in pre-tax income from Physicians, and $1.2 million from Citation.

    Once an insurance company has gone into run off and the last of its policies has expired, typically most revenues will come from investment income. However, even when an insurance company is in "run off", earned premium can arise. For example, with "swing rated" reinsurance, the reinsurance premiums we pay are recalculated based on actual loss experience (i.e., the number and size of claims). Under GAAP, if we required to pay for additional reinsurance this is recorded as a reduction in the earned premium line, while a reduction in the amount of reinsurance we need to pay is recorded as an increase in earned premiums.


PHYSICIANS INSURANCE COMPANY OF OHIO

                                               Year Ended December 31,
                                         ----------------------------------------
                                            2002           2001          2000
                                         -----------    -----------   -----------
MPL REVENUES:
Net Investment Income                    $   679,000    $ 1,097,000   $ 1,543,000
Net Realized Investment Gain (Loss)           (4,000)       750,000
Earned Premium                               382,000        755,000     1,853,000
                                         -----------    -----------   -----------
Segment Total Revenues                   $ 1,057,000    $ 2,602,000   $ 3,396,000
                                         ===========    ===========   ===========
MPL UNDERWRITING RECOVERIES (EXPENSES)   $ 1,063,000     10,531,000    (2,628,000)
                                         ===========    ===========   ===========
INCOME BEFORE TAXES                      $ 2,120,000    $13,133,000   $   768,000
                                         ===========    ===========   ===========

    Physicians' total revenues were $1.1 million in 2002, compared to $2.6 million in 2001, and $3.4 million in 2000.

    Revenues were $2.6 million in 2001, including a $750,000 net realized investment gain. The net realized investment gain consisted of a $731,000 gain on the redemption of all units held in the Rydex URSA mutual fund, and $19,000 in realized gains from the sale of bonds.

    Investment income was $679,000 in 2002, $1.1 million in 2001, and $1.5 million in 2000. Investment income varies from year to year, depending on the amount of fixed-income securities held in the portfolio and the prevailing level of interest rates.

    Physicians recorded earned premiums of $382,000 in 2002, compared to $755,000 in 2001, and $1.9 million in 2000, representing a reduction in the amount of reinsurance that we need to pay on "swing rated" contracts. The reduced reinsurance requirement resulted from the reduction in IBNR reserves.

In 2002, Physicians recorded a $1.1 million underwriting recovery. The $1 million net reduction in reserves and a $439,000 benefit related to reinsurance more than offset regular loss and loss adjustment expense and operating expenses of $395,000 for the year. The $439,000 benefit represented the final amortization of a deferred gain resulting from a reinsurance contract entered into in 1994, where the gain was deferred and recognized as the related reinsurance recoveries occurred. The changes in reserves are more fully explained in the Physicians section of the "Company Summary, Recent Developments, and Future Outlook" portion of Item 7.

    In 2001, the segment reported a $10.5 million underwriting recovery, which resulted in segment income of $13.1 million.

    In 2000, after underwriting expenses of $2.6 million, which included a $1.5 million net increase in reserves, segment income of $768,000 was recorded. In addition, reserves increased by $7.3 million due to the elimination of reserve discount included in the cumulative effect of change in accounting principle. The elimination of discounting did not affect the segment in 2000, but resulted in a $5 million after-tax charge to income, which is shown in the "Cumulative Effect of Change in Accounting Principle" line in our Consolidated Statement of Operations. See Note 20 of Notes to Consolidated Financial Statements, "Cumulative Effect of Change in Accounting Principle." Until the end of 1999, we discounted our medical professional liability claims reserves to reflect the fact that some claims will not be paid until future years, but funds from the corresponding premiums can be invested in the meantime. From January 1, 2000, we ceased discounting our reserves to be consistent with the accounting treatment in our statutory financial statements.


CITATION INSURANCE COMPANY

                                               Year Ended December 31,
                                       -----------------------------------------
                                          2002           2001           2000
                                       -----------    -----------    -----------
REVENUES:
Net Investment Income                  $ 1,590,000    $ 2,266,000    $ 2,612,000
Realized Investment Gains                  391,000        362,000         73,000
Earned Premiums                           (424,000)       225,000       (158,000)
Negative Goodwill                          568,000        568,000
Other                                       11,000         14,000         26,000
                                       -----------    -----------    -----------
Segment Total Revenues                 $ 1,568,000    $ 3,435,000    $ 3,121,000
                                       ===========    ===========    ===========
EXPENSES:
                                       -----------    -----------    -----------
Underwriting (Expenses) / Recoveries   $   612,000    $  (572,000)   $(1,918,000)
                                       ===========    ===========    ===========
INCOME BEFORE TAXES                    $ 2,180,000    $ 2,863,000    $ 1,203,000
                                       ===========    ===========    ===========

     In 2002, Citation generated total revenues of $1.6 million. Revenues primarily consisted of $1.6 million in investment income and realized gains of $391,000, which were partially offset by a reduction in earned premiums of $424,000 related to reinsurance. This represented additional reinsurance required for the workers compensation line of business, which Citation stopped writing in 1997, after PICO took over management of the company. Citation is not liable for any additional reinsurance in this line of business. Citation recorded approximately $889,000 of favorable development in prior year loss reserves, which more than offset operating expenses of approximately $277,000, resulting in a net underwriting recovery of $612,000. As a result of these factors, Citation generated income of $2.2 million before taxes for 2002.

     In 2001, Citation's revenues included investment income of $2.3 million, earned premiums of $225,000, and negative goodwill amortization of $568,000 (explained in the following paragraph). The $225,000 in earned premiums represents the final premiums earned from the policies on Citation's books when the company went into "run off." After expenses of $570,000, Citation earned income of $2.9 million before taxes for 2001. In 2001, an expense of $56,000 was recorded for development in prior year loss reserves.

     When Citation Insurance Group acquired Physicians in the reverse merger in 1996, a $5.7 million negative goodwill item arose because the fair value of the assets acquired (i.e., Physicians) exceeded the cost of the investment (i.e., the fair value of the shares in Citation issued to Physicians shareholders). The negative goodwill was being recognized as income over a period of 10 years in this segment. On January 1, 2002, PICO adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually rather than amortized over time. As a result of adopting this standard, the remaining negative goodwill of approximately $2.8 million was recognized as an extraordinary gain in 2002. See Note 1 of Notes to Consolidated Financial Statements, "Nature of Operations and Significant Accounting Policies."

     From 2001 to 2002, Citation's pre-tax profit declined by $683,000. In 2002, a $612,000 underwriting recovery was recorded, as opposed to a $570,000 expense the year before. However, this $1.2 million improvement was more than offset by a $676,000 decrease in investment income, a $649,000 decrease in earned premium, and the absence in 2002 of negative goodwill which added $568,000 to income in 2001. The reduction in investment income was primarily due to lower interest income and, to a lesser extent, a reduction in invested assets as the "run off" continued. In 2002, Citation recorded earned premiums of negative $424,000 due to reinsurance as discussed in preceding paragraphs, as opposed to premiums of $225,000 earned from the company's last property and casualty policies in 2001.

     In 2000, Citation's revenues included investment income of $2.6 million, earned premiums of negative $158,000, and negative goodwill amortization of $568,000. Although Citation earned $564,000 in property and casualty premiums in 2000, this was more than offset by a $722,000 reduction in earned premiums related to reinsurance. After expenses of $1.9 million, including a partially offsetting $282,000 benefit from favorable development in prior year loss reserves, Citation earned a $1.2 million pre-tax profit for 2000.

     From 2000 to 2001, Citation's pre-tax profit increased $1.7 million. While revenues increased $312,000 year over year, underwriting and other expenses declined by $1.3 million after the company went into "run off."

    Since Citation is in "run off," its Combined Ratio is no longer meaningful.


DISCONTINUED OPERATIONS

                            SEQUOIA INSURANCE COMPANY

                                                                     Year Ended December 31,
                                                           --------------------------------------------
                                                              2002            2001            2000
                                                           ------------    ------------    ------------
Revenues                                                   $ 52,439,000    $ 47,913,000    $ 36,136,000
Expenses
                                                            (47,861,000)    (44,599,000)    (34,798,000)
                                                           ------------    ------------    ------------
Income Before Taxes                                        $  4,578,000    $  3,314,000    $  1,338,000
Income Taxes                                                 (1,545,000)       (997,000)       (385,000)
Cumulative Effect of Change in Accounting Principle, net       (199,000)
                                                           ------------    ------------    ------------
NET INCOME                                                 $  2,834,000    $  2,317,000    $    953,000
                                                           ============    ============    ============

    Sequoia Insurance Company generated total revenues of $52.4 million in 2002, compared to $47.9 million in 2001, and $36.1 million in 2000.

     In 2002, Sequoia's revenues included earned premiums of $47.1 million, investment income of $3.8 million, and a net realized gain on the sale of bonds and stocks of $1.3 million. Earned premiums increased 11.3% from the previous year, and consisted of $37.4 million from commercial lines and $9.7 million from personal lines. For 2002, Sequoia reported a loss from operations (i.e., income before investment income, realized gains, and taxes) of $517,000, and income before taxes of $4.6 million. This included an additional expense of $622,000 due to adverse development in prior year loss reserves, principally in the 2001 accident year. After income taxes of $1.5 million and an $199,000 after-tax expense for an accounting change, Sequoia contributed $2.8 million to net income, which is recorded in the "Income from discontinued operations, net" line in the Consolidated Statement of Operations. The accounting change represented the write-off of goodwill items determined to be impaired, following the adoption of SFAS No. 142.

     In 2001, Sequoia's revenues included earned premiums of $42.3 million, investment income of $3.7 million, and realized gains of $1.5 million. For 2001, Sequoia reported a loss from operations (i.e., income before investment income, realized gains, and taxes) of $1.9 million, and income before taxes of $3.3 million. This included an additional expense of $738,000 to recognize adverse development in prior year loss reserves. After income taxes of $1 million, Sequoia contributed $2.3 million to net income.

     In 2000, Sequoia's revenues included $32.7 million in earned premiums, $2.8 million in investment income, and realized gains of $99,000. For 2000, Sequoia reported a loss from operations of $1.5 million, which included an additional expense of $252,000 to recognize adverse development in prior year loss reserves, and income before taxes of $1.3 million. After income taxes of $385,000, Sequoia contributed $953,000 to net income.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

CASH FLOW

     PICO Holdings, Inc. is a diversified holding company. Our assets primarily consist of our operating subsidiaries, holdings in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $22.1 million in cash and cash equivalents at December 31, 2002, compared to $16.3 million at December 31, 2001.

    In addition to the $22.1 million in consolidated cash and cash equivalents as defined by GAAP, at December 31, 2002, the parent company held investment-grade fixed-income securities maturing during 2003 with a market value of $11.2 million.

     Our cash flow position fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our insurance company investment portfolios. Our primary sources of funds include cash balances, cash flow from operations, the sale of holdings, and -- potentially -- the proceeds of borrowings or offerings of equity and debt. We endeavor to ensure that funds are always available to take advantage of new opportunities.

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

     Vidler's water-related assets began to generate significant cash flow in 2001. As commercial use of these assets increases, we expect that Vidler will start to generate free cash flow as receipts from leasing water or storage, and the proceeds from selling land and water rights, begin to overtake maintenance capital expenditure, financing costs, and operating expenses. As water lease and storage contracts are signed, we anticipate that Vidler may be able to monetize some of the contractual revenue streams, which could potentially provide another source of funds;

- Nevada Land & Resource Company, LLC is actively selling land which has reached its highest and best use, and is not part of PICO's long-term utilization plan for the property. Nevada Land's principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. Since these receipts and other revenues exceed Nevada Land's operating costs, Nevada Land is generating strong positive cash flow;

- At this stage of "run off", investment income more than covers Citation Insurance Company's operating expenses. The funds required to pay claims are coming from the maturity of fixed-income investments in the company's investment portfolio, and recoveries from reinsurance companies;

- As its "run off" progresses, Physicians Insurance Company of Ohio is obtaining funds to pay operating expenses and claims from the maturity of fixed-income securities, the realization of investments, and recoveries from reinsurance companies; and

- It is anticipated that the sale of Sequoia Insurance Company will close on or around March 31, 2003. Until then, we expect that Sequoia will generate positive cash flow from increased written premium volume. Shortly after a policy is written, the premium is collected and the funds can be invested for a period of time before they are required to pay claims. Until the sale closes, free cash flow generated by Sequoia is being retained in the company's investment portfolio.

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

     As shown in the Consolidated Statements of Cash Flow, there was a $5.7 million net increase in cash and cash equivalents in 2002, compared to a $1.8 million net increase in 2001.

     During 2002, Operating Activities generated cash of $10.8 million, compared to $5.9 million used in 2001, and $20.3 million used in 2000.

     The most significant cash inflows from operating activities were:

- in 2002, approximately $12.1 million in proceeds from water rights and land sold by Vidler and $8.5 million in cash generated by discontinued operations (Sequoia); and

- in 2001, $9.4 million in total receipts from Vidler's sale of water rights and land in the Harquahala Valley Irrigation District.
In all three years, the principal uses of cash were operating expenses at Vidler, claims payments by Physicians and Citation, and overhead expenses.

     In 2002, Investing Activities used cash of $1.1 million. This primarily represented the sale of our holding in AOG for $21.1 million and the subsequent reinvestment of the proceeds in fixed-income securities and a marketable equity security, and regular activity in the investment portfolios of our insurance companies.

     In 2001, Investing Activities generated cash of $9 million. The most significant cash inflow was $10.2 million from the sale of part of our interest in Semitropic. Significant cash outflows included the investment of approximately $4 million in SIHL and AOG common stock. Most of the remaining Investing Activities cash flow represents activity in the investment portfolios of our insurance companies, and the temporary investment of surplus funds in fixed-income securities.

     Investing Activities used $28.4 million of cash in 2000. Most of the Investing Activities cash flow represents activity in the investment portfolios of our insurance companies, where the proceeds of cash and cash equivalents and maturing fixed-income securities were reinvested in longer-dated corporate bonds and, to a lesser extent, in small-capitalization value stocks. In addition, Vidler made a $2.3 million payment related to the Semitropic Water Banking and Exchange Program.

     In 2002, Financing Activities used $1.4 million of cash, primarily due to the repayment of $1.1 million in non-recourse borrowings collateralized by the farm properties in the Harquahala Valley Irrigation District by Vidler, and a net reduction of $586,000 in Swiss Franc borrowings. Despite these cash payments, the level of borrowings shown on the balance sheet was unchanged year over year, due to the effect of exchange rate movements on Swiss Franc borrowings. The Swiss Franc borrowings form a partial currency hedge against our Swiss assets.

     Financing Activities used $1.8 million of cash in 2001. Vidler paid off approximately $2.9 million in non-recourse borrowings collateralized by the farm properties in the Harquahala Valley Irrigation District which it sold during the year. Global Equity SA took on an additional $1.9 million of Swiss Franc-denominated borrowings to help finance the acquisition of investments in Swiss public companies.

     In 2000, there was a $49.5 million cash inflow from Financing Activities, principally due to the rights offering which raised $49.8 million in new equity capital.

     At December 31, 2002, PICO had no significant commitments for future capital expenditures.


SHARE REPURCHASE PROGRAM

     In October 2002, PICO's Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

     As of December 31, 2002, no stock had been repurchased under this authorization.


SUPPLEMENTARY DISCLOSURES

1.   At December 31, 2002:

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

- Vidler, a PICO subsidiary, is party to a lease to acquire 30,000 acre-feet of underground water storage privileges and associated rights to recharge and recover water located near the California Aqueduct, northwest of Bakersfield. The agreement requires a minimum payment of $378,000 per year adjusted annually by the engineering price index until 2007. PICO signed a Limited

     Guarantee agreement with Semitropic Water Storage District ("Semitropic") that requires PICO to guarantee Vidler's annual obligation up to $519,000, adjusted annually by the engineering price index.


  AGGREGATE CONTRACTUAL OBLIGATIONS:

  The following table provides a summary of our contractual cash obligations and other commitments and contingencies.

                                                                Payments Due by Period
                                  ---------------------------------------------------------------------------------
Contractual Obligations           Less than 1 year     1 -3 years       3 -5 years   More than 5 years      Total
-----------------------           ----------------     ----------       ----------   -----------------      -----
Bank borrowings                       $ 8,804,790                                                        $ 8,804,790
Other borrowings                          496,790      $ 2,066,524        $ 368,508      $ 2,731,053       5,662,875
Capital leases                             45,669          122,683                                           168,352
Operating leases                          844,839        2,203,979          550,028        3,287,700       6,886,546
                                      -----------      -----------        ---------      -----------     -----------
  Total                               $10,192,088      $ 4,393,186        $ 918,536      $ 6,018,753     $21,522,563
                                      ===========      ===========        =========      ===========     ===========


2. EFFECT OF STOCK OPTIONS

     The following table is included as supplementary disclosure to show the effect on book value per share, which is our key benchmark, if all outstanding stock options are exercised.

GPG CALL OPTIONS

     In 1993, Guinness Peat Group PLC -- which was the largest shareholder in Physicians at the time -- granted Ronald Langley and John R. Hart (now the Company's Chairman and CEO) call options to buy part of GPG's investment in Physicians at a price equal to GPG's cost ("GPG call options"). Since these call options were granted by GPG over shares it owned in Physicians, the economic cost of the options was borne by GPG. In 1998, when GPG subsequently sold its investment in Physicians, the Company purchased the shares subject to the options from GPG at the exercise price and assumed the call option obligations. This now equates to call options to acquire 355,539 shares of PICO stock at an average exercise price of $3.94 per share. The shares purchased from GPG have been accounted for as treasury stock. As illustrated in the following table, if these options had been exercised at December 31, 2002, there would have been a reduction in book value per share of approximately 2.2%.

DIRECTOR AND MANAGEMENT OPTIONS

     At December 31, 2002, the Company's directors and management hold options to acquire 1,687,242, new shares of PICO stock. The options are exercisable at prices ranging from $13.25 to $15.00 per share, with an average exercise price of approximately $14.57 per share. At December 31, 2002, all of these options were "out of the money" (i.e., exercisable at a price higher than the last sale price for PICO stock, which was $13.24). Typically an option-holder will only exercise an option if the stock price is greater than the exercise price. However to illustrate the potential effect, if the GPG call options and all director and management options had been exercised at December 31, 2002, there would have been a reduction in book value per share of approximately 4.1%.

                                    SHAREHOLDERS' EQUITY    NUMBER OF SHARES OUTSTANDING          BOOK VALUE     CHANGE IN BOOK
                                                              (EXCLUDING TREASURY SHARES)          PER SHARE     VALUE PER SHARE
Reported as of December 31, 2002            $221,031,704                       12,379,242              $17.86


Pro forma for exercise of GPG call          + $1,400,824                         +355,539
options

                                        -------------------------------------------------
                                            $222,432,528                       12,734,781               $7.47             - 2.2%

Pro forma for exercise of directors        + $24,583,116                      + 1,687,242
and management options                  -------------------------------------------------
                                            $247,015,644                       14,422,023              $17.13             - 4.1%

3. RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee at its fair value. In addition, FIN 45 requires certain disclosures about each of the entity's guarantees. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are included herein.

    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transaction for those entities that elect to voluntarily adopt the fair value accounting provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 also requires more prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation as well as pro forma disclosure of the effect in interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 included herein. The interim disclosure requirements are effective for the first interim period ending December 15, 2002. The Company has not elected to adopt the fair value accounting provisions of SFAS No. 123.

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or if the equity investors lack the characteristics of a controlling financial interest. FIN 46 is effective for variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied in the first interim or annual period beginning after June 15, 2003. The Company believes the effect of the adoption of FIN 46 will not have any effect on its results of operations and financial position.

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

     PICO is a diversified holding company with operations in land and related water rights and mineral rights; water rights and water storage; insurance operations in run-off, and business acquisitions and financing. Each of these areas is unique, complex in nature, and difficult to understand. In particular, water rights is a developing industry within the western United States with very little historical data, very few experts and a limited following of analysts. Because we are so complex, analysts and investors may not be able to adequately evaluate our operations, and PICO in total. This could cause them to make inaccurate evaluations of our stock, or to overlook PICO, in general. These factors could have a negative impact on the trading volume and price of our stock.

IF WE DO NOT SUCCESSFULLY LOCATE, SELECT AND MANAGE INVESTMENTS AND ACQUISITIONS OR IF OUR INVESTMENTS OR ACQUISITIONS OTHERWISE FAIL OR DECLINE IN VALUE, OUR FINANCIAL CONDITION COULD SUFFER

     We invest in businesses that we believe are undervalued or that will benefit from additional capital, restructuring of operations or improved competitiveness through operational efficiencies.

     Failures and/or declines in the market values of businesses we invest in or acquire, as well as our failure to successfully locate, select and manage investment and acquisition opportunities, could have a material adverse effect on our business, financial condition, the results of operations and cash flows. Such business failures, declines in market values, and/or failure to successfully locate, select and manage investments and acquisitions could result in inferior investment returns compared to those which may have been attained had we successfully located, selected and managed new investments and acquisition opportunities, or had our investments or acquisitions not failed or declined in value. We could also lose part or all of our capital these businesses and experience reductions in our net income, cash flows, assets and shareholders' equity.

     We will continue to make selective acquisitions, and endeavor to enhance and realize additional value to these acquired companies through our influence and control. This could involve the restructuring of the financing or management of the entities in which we invest and initiating and facilitating mergers and acquisitions. Any acquisition could result in the use of a significant portion of our available cash, significant dilution to you, and significant acquisition-related charges. Acquisitions may also result in the assumption of liabilities, including liabilities that are unknown or not fully known at the time of the acquisition, which could have a material adverse effect on us.

     We do not know of any reliable statistical data that would enable us to predict the probability of success or failure of our acquisitions and investments, or to predict the availability of suitable investments at the time we have available cash. You will be relying on the experience and judgment of management to locate, select and develop new acquisition and investment opportunities. Sufficient opportunities may not be found and this business strategy may not be successful. We have made a number of acquisitions in the past that have been highly successful and we have also made acquisitions that have lost money. Further details of realized and unrealized gains and losses can be found in the notes 1,2,3 and 4 to the accompanying consolidated financial statements and in Item 7A in this Form 10-K.

     Our ability to achieve an acceptable rate of return on any particular investment is subject to a number of factors which are beyond our control, including increased competition and loss of market share, quality of management, cyclical or uneven financial results, technological obsolescence, foreign currency risks and regulatory delays.

     Our acquisitions may not achieve acceptable rates of return and we may not realize the value of the funds invested; accordingly, these investments may have to be written down or sold at their then-prevailing market values.

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

     We generally make investments and acquisitions that tend to be long term in nature. We acquire businesses that we believe to be undervalued or may benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with our existing operations. We may not be able to develop acceptable revenue streams and investment returns. We may lose part or all of our investment in these assets. The negative impacts on cash flows, income, assets and shareholders' equity may be temporary or permanent. We make investments for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This may involve restructuring of the financing or management of the entities in which we invest and initiating or facilitating mergers and acquisitions. These processes can consume considerable amounts of time and resources. Consequently, costs incurred as a result of these investments and acquisitions may exceed their revenues and/or increases in their values for an extended period of time until we are able to develop the potential of these investments and acquisitions and increase the revenues, profits and/or values of these investments. Ultimately, however, we may not be able to develop the potential of these assets that we originally anticipated.

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

STATE REGULATORS COULD REQUIRE CHANGES TO OUR CAPITALIZATION AND/OR TO THE OPERATIONS OF OUR INSURANCE SUBSIDIARIES, AND/OR PLACE THEM INTO REHABILITATION OR LIQUIDATION

     Beginning in 1994, Physicians and Citation became subject to the provisions of the Risk-Based Capital for Insurers Model Act which has been adopted by the National Association of Insurance Commissioners for the purpose of helping regulators identify insurers that may be in financial difficulty. The Model Act contains a formula which takes into account asset risk, credit risk, underwriting risk and all other relevant risks. Under this formula, each insurer is required to report to regulators using formulas which measure the quality of its capital and the relationship of its modified capital base to the level of risk assumed in specific aspects of its operations. The formula does not address all of the risks associated with the operations of an insurer. The formula is intended to provide a minimum threshold measure of capital adequacy by individual insurance company and does not purport to compute a target level of capital. Companies which fall below the threshold will be placed into one of four categories: Company Action Level, where the insurer must submit a plan of corrective action; Regulatory Action Level, where the insurer must submit such a plan of corrective action, the regulator is required to perform such examination or analysis the Superintendent of Insurance considers necessary and the regulator must issue a corrective order; Authorized Control Level, which includes the above actions and may include rehabilitation or liquidation; and Mandatory Control Level, where the regulator must rehabilitate or liquidate the insurer. All companies' risk-based capital results as of December 31, 2002 exceed the Company Action Level.

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

     The water rights held by us and the transferability of these rights to other uses and places of use are governed by the laws concerning water rights in the states of Arizona, Colorado and Nevada. The volumes of water actually derived from the water rights applications or permitted rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions. As a result, the amounts of acre-feet anticipated from the water rights applications or permitted rights do not in every case represent a reliable, firm annual yield of water, but in some cases describe the face amount of the water right claims or management's best estimate of such entitlement. Legal impediments may exist to the sale or transfer of some of these water rights, which in turn may affect their commercial value. If we were unable to transfer or sell our water rights, we will not be able to make a profit, we will not have enough cash receipts to cover cash needs, and we may lose some or all of our value in our water rights acquisitions.

     Water we lease or sell may be subject to regulation as to quality by the United States Environmental Protection Agency acting pursuant to the federal Safe Drinking Water Act. While environmental regulations do not directly affect us, the regulations regarding the quality of water distributed affects our intended customers and may, therefore, depending on the quality of our water, impact the price and terms upon which we may in the future sell our or water rights.

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

     In addition to the risk of delays associated with receiving all necessary regulatory approvals and permits, we may also encounter unforeseen technical difficulties which could result in construction delays and cost increases with respect to our water and water storage development projects.

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

-    quarterly variations in financial performance and condition;

- shortfalls in revenue or earnings from levels forecast by securities analysts;

-    changes in estimates by such analysts;

-    product introductions;

- our competitors' announcements of extraordinary events such as acquisitions;

-    litigation; and

-    general economic conditions.

     Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations. At December 31, 2002, the closing price of our common stock on the NASDAQ National Market was $13.24 per share, compared to $12.4375 at December 31, 2000. On a quarterly basis between these two dates, closing prices have ranged from a high of $16.57 at June 30, 2002 to a low of $11.00 at September 30, 2002. During 2002, closing prices have ranged from a low of $8.33 per share on October 10 to a high of $17.42 on April 16.

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

WE MAY NOT BE ABLE TO RETAIN KEY MANAGEMENT PERSONNEL WE NEED TO SUCCEED, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAKE SOUND INVESTMENT DECISIONS

     We have several key executive officers. If they depart, it could have a significant adverse effect. . Messrs. Langley and Hart, our Chairman and CEO, respectively, are key to the implementation of our strategic focus, and our ability to successfully develop our current strategy is dependent upon our ability to retain the services of Messrs. Langley and Hart.

     New employment agreements were entered into with Mr. Langley and Mr. Hart on January 1, 2002 for a further four years. (See Part II, Item 8, Note 15, "Related-Party Transactions").

MANAGEMENT'S USE OF JUDGMENT IN PREPARING FINANCIAL STATEMENTS IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.

The preparation our financial statements in conformity with U.S GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of financial statements and the reported amount of revenues and expenses during the reporting period. We regularly evaluate our estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources. The carrying values of assets and liabilities and the reported amount of revenues and expenses may differ by using different assumptions. In addition, in future periods, in order to incorporate all known experience at that time, we may have to revise assumptions previously made which may change the value of previously reported assets and liabilities. This potential subsequent change in value may have a material adverse effect on our business, financial condition, and the results of operations and cash flows. See "Critical Accounting Policies" in Item 7.

COMMON STOCK TRANSACTIONS

Our Board of Directors has authorized the repurchase of up to $10 million of our common stock. The stock purchases may be made from time to time at prevailing prices though open market, or negotiated transactions, depending on market conditions, and will be funded from available cash resources of the company. Such a repurchase program may have an impact on our cash flows. (Refer to our Liquidity and Capital Resources in Item 7).

FUTURE CHANGES IN FINANCIAL ACCOUNTING STANDARDS MAY CAUSE ADVERSE UNEXPECTED REVENUE FLUCTUATIONS AND AFFECT OUR REPORTED RESULTS OF OPERATIONS.

         A change in accounting standards could have a significant effect on our reported results and may even affect our reporting transactions completed before the change is effective. Any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method could have a significant negative effect on our reported results. New accounting pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results of the way we conduct our business.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

         Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

ABSENCE OF DIVIDENDS COULD REDUCE OUR ATTRACTIVENESS TO INVESTORS.

         Some investors favor companies that pay dividends, particularly in market downturns. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, we do not currently anticipate paying cash dividends on our common stock.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE TO FUND THE GROWTH OF OUR BUSINESS, AND FINANCING MAY NOT BE AVAILABLE.

         We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the long-term growth of our business. We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms, but such financing may dilute our stockholders. We cannot assure you that you that any additional financing we need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

LITIGATION MAY HARM OUR BUSINESS OR OTHERWISE DISTRACT OUR MANAGEMENT.

         Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders or customers could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure that that we will always be able to resolve such disputes out of court or on terms favorable to us.

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

    The liabilities for unpaid losses and loss adjustment expenses of Physicians and Citation were $52.7 million at December 31, 2002, $61.5 million at December 31, 2001, and $84.4 million at December 31, 2000 before reinsurance reserves, which reduce net unpaid losses and loss adjustment expenses. Of those amounts, the liabilities for unpaid loss and loss adjustment expenses of prior years decreased by $2.3 million in 2002, and 11.1 million in 2001, and increased by $8.3 million in 2000. The 2000 increase included $7.5 million of accumulated discount on reserves that was expensed as a result of our decision to discontinue discounting reserves effective January 1, 2000. See Note 21 of Notes to Consolidated Financial Statements, "Cumulative Effect of Change in Accounting Principle." These changes to prior years' reserves were due to the following:


                                                                   CHANGE IN UNPAID LOSS AND LAE RESERVES FOR PRIOR YEARS
                                                                      2002                 2001                 2000
                                                                -----------------   -------------------   -----------------
Increase (decrease) in provision for prior year claims              $ (1,907,552)        $ (10,571,292)        $ 1,048,408
Retroactive reinsurance                                                 (438,879)             (529,993)           (267,653)
Cumulative effect of an accounting change                                                                        7,520,744
                                                                -----------------   -------------------   -----------------
    Net increase (decrease) in liabilities for unpaid loss
   and LAE of prior years                                           $ (2,346,431)        $ (11,101,285)        $ 8,301,499
                                                                =================   ===================   =================

    See schedule in Note 11 of Notes to PICO's Consolidated Financial Statements, "Reserves for Unpaid Loss and Loss Adjustment Expenses" for additional information regarding reserve changes.

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

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

    The following table presents the development of balance sheet liabilities for 1992 through 2002 for all continuing operations property and casualty lines of business and medical professional liability insurance. The "Net liability as originally estimated" line shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date on a discounted basis, prior to 2000, for each of the indicated years. Reserves for other lines of business that Physicians ceased writing in 1989, which are immaterial, are excluded. The "Gross liability as originally estimated" represents the estimated amounts of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date on an undiscounted basis, including losses that had been incurred but not reported.

                                                                        YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------------------
                                            1992           1993            1994            1995            1996         1997
                                       ------------   -------------   -------------   -------------   -------------  ------------
                                                                           (IN THOUSANDS)
Net liability as originally estimated:    $159,804        $179,390        $153,212        $135,825        $153,891      $110,931
Discount                                    31,269          32,533          20,144          16,568          12,217         9,159
Gross liability as originally estimated:   191,073         211,923         173,356         152,393         166,108       120,090
Cumulative payments as of:
     One year later                         41,559          34,207          35,966          26,331          54,500        37,043
     Two years later                        73,012          69,037          61,263          63,993          88,298        57,622
     Three years later                     103,166          90,904          93,906          85,649         107,094        73,096
     Four years later                      116,278         118,331         110,272          99,730         121,698        82,249
     Five Years later                      139,028         128,773         119,879         110,299         130,247        89,398
     Six years later                       143,562         136,820         129,819         115,312         137,462
     Seven years later                     148,426         145,683         132,394         118,396
     Eight years later                     156,620         147,386         134,811
     Nine years later                      157,975         149,443
     Ten years later                       159,922
Liability re-estimated as of:
     One year later                        197,275         183,560         170,411         145,824         166,870       129,225
     Two years later                       179,763         184,138         163,472         145,031         182,963       145,543
     Three years later                     182,011         176,308         162,532         150,439         193,498       146,618
     Four years later                      176,304         178,544         165,696         155,183         194,423       135,930
     Five Years later                      181,721         178,584         167,145         157,973         183,333       133,958
     Six years later                       181,868         178,371         167,821         149,074         181,705
     Seven years later                     181,029         178,717         160,233         147,525
     Eight years later                     183,229         171,926         160,188
     Nine years later                      179,052         170,935
     Ten years later                       178,462
Cumulative Redundancy (Deficiency)         $12,611         $40,988         $13,168          $4,868        ($15,598)     ($13,868)


                                                                               Year Ended December 31,
                                                  -----------------------------------------------------------------------------
                                                      1998            1999            2000            2001            2002
                                                  -------------   -------------   --------------   ------------   -------------
                                                                                         (In thousands)
Net liability as originally estimated:                 $89,554         $88,112          $74,896        $54,022         $44,905
Discount                                                 8,515           7,521
Gross liability before discount
 as originally estimated                                98,069          95,633           74,896         54,022          44,905
Cumulative payments as of:
     One year later                                     23,696          22,636            9,767          7,210
     Two years later                                    41,789          31,987           16,946
     Three years later                                  50,968          39,150
     Four years later                                   58,129
     Five Years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Liability re-estimated as of:
     One year later                                    114,347          96,727           63,672         52,115
     Two years later                                   115,539          85,786           61,832
     Three years later                                 104,689          83,763
     Four years later                                  102,704
     Five Years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Cumulative Redundancy (Deficiency)                     ($4,635)        $11,870          $13,064         $1,907


RECONCILIATION TO FINANCIAL STATEMENTS
     Gross liability - end of year                                                      $84,284        $61,497         $52,686
     Reinsurance recoverable                                                             (9,388)        (7,475)         (7,780)
                                                                                  --------------   ------------   -------------
     Net liability - end of year                                                         74,896         54,022          44,906
     Reinsurance recoverable                                                              9,388          7,475           7,780
                                                                                  --------------   ------------   -------------
                                                                                         84,284         61,497          52,686
     Discontinued personal lines insurance                                                  100             41              17
                                                                                  --------------   ------------   -------------
     Balance sheet liability                                                            $84,384        $61,538         $52,703
                                                                                  ==============   ============   =============
     Gross re-estimated liability - latest                                              $75,778        $61,594
     Re-estimated recoverable - latest                                                  (13,946)        (9,479)
                                                                                  --------------   ------------
     Net re-estimated liability before
      discount - latest                                                                  61,832         52,115
                                                                                  --------------   ------------
     Net re-estimated liability - latest                                                $61,832        $52,115
                                                                                  ==============   ============
     Net cumulative redundancy before discount                                          $13,064         $1,907
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

    The data in the above table is based on Schedule P from each of Physician's and Citation's 1992 to 2002 Annual Statements, as filed with state insurance departments; however, the development table above differs from the development displayed in Schedule P, Part-2, of the insurance Annual Statements as Schedule P, Part-2, excludes unallocated loss adjustment expenses.

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

    Reconciliation of Unpaid Loss and Loss Adjustment Expenses

    An analysis of changes in the liability for unpaid losses and loss adjustment expenses for 2002, 2001 and 2000 is set forth in Note 11 of Notes to PICO's Consolidated Financial Statements, "Reserves for Unpaid Loss and Loss Adjustment Expenses."

REINSURANCE

    Medical Professional Liability Insurance through Physicians Insurance Company of Ohio

    On July 14, 1995, Physicians entered into an Agreement for the Purchase and Sale of Certain Assets with Mutual Assurance, Inc. This transaction closed on August 28, 1995. Pursuant to the agreement, Physicians sold their professional liability insurance business and related liability insurance business for physicians and other health care providers.

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

    Property and Casualty Insurance through Citation Insurance Company and Sequoia Insurance Company

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

    See Note 10 of Notes to Consolidated Financial Statements, "Reinsurance," with regard to reinsurance recoverable concentration for all property and casualty lines of business as of December 31, 2002. PICO remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    PICO's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO's borrowings are short to medium term in nature and therefore approximate fair value. At December 31, 2002, PICO (including the investments held by discontinued operations) had $112.6 million of fixed maturity securities and mortgage participation interests, $61.4 million of marketable equity securities that were subject to market risk, of which $41.1 million were denominated in foreign currencies, primarily Swiss francs. PICO's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

    PICO uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $3.6 million for a 100 basis point decline in interest rates on its fixed securities and mortgage participation interests. The hypothetical 20% decrease in fair value of PICO's marketable equity securities produced a loss in fair value of $12.3 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of PICO's foreign denominated investments produced a loss of $6.5 million that would impact the foreign currency translation in shareholders' equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    PICO's financial statements as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 and the independent auditors' report is included in this report as listed in the index.

                        SELECTED QUARTERLY FINANCIAL DATA

    Summarized unaudited quarterly financial data (in thousands, except share and per share amounts) for 2002 and 2001 are shown below. In management's opinion, the interim financial data contains all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature. The following as reported figures differ from previously reported quarterly results due to reporting Sequoia Insurance Company as a discontinued operation (Recasted). During 2002, the Company determined that it needed to record other-than-temporary impairments on marketable securities and reverse the equity method accounting for the investment in Jungfraubahn (Restated). As a result the first three quarters for the year ended December 31, 2002 have been restated from the amounts previously reported. The quarterly periods for the year ended December 31, 2001 have been previously restated in the Company's 2001 Form 10-K/A filed with the Securities and Exchange Commission.



                                                    AS RESTATED AND RECASTED

                                                        THREE MONTHS ENDED
                                  ---------------------------------------------------------------------
                                    March 31,         June 30,       September 30,    December 31,
                                      2002              2002             2002             2002
                                  --------------   ---------------   --------------   --------------
Premium income (charge)                                                     $ (425)           $ 383
Net investment income and
  net realized gain (loss)                  644             1,513            7,173              265
Sale of land and water rights             7,365             1,552              872            5,443
Total revenues                            8,971             4,324            9,105            6,874
Net income (loss)                         1,864              (149)           3,248              966
                                  --------------   ---------------   --------------   --------------
Basic:
     Net income (loss) per share         $ 0.15           $ (0.01)          $ 0.26           $ 0.08
                                  ==============   ===============   ==============   ==============
    Weighted average common
     and equivalent shares
     outstanding                     12,367,021        12,373,856       12,381,878       12,379,242
Diluted:
     Net income (loss) per share         $ 0.15           $ (0.01)          $ 0.26           $ 0.08
                                  ==============   ===============   ==============   ==============
    Weighted average common
     and equivalent shares
     outstanding                     12,376,660        12,498,923       12,381,878       12,379,242
                                  --------------   ---------------   --------------   --------------

                                            AS RESTATED IN 2001 10-K/A AND RECASTED


                                                      THREE MONTHS ENDED
                                 ------------------------------------------------------------------
                                   March 31,        June 30,       September 30,     December 31,
                                     2001             2001              2001             2001
                                 --------------   --------------   ---------------   --------------
Premium income (charge)                  $ 102             $ 77              $ 42            $ 761
Net investment income and
  net realized gain (loss)                 957            2,831            (2,218)            (409)
Sale of land and water rights            9,095              440             6,101            1,470
Total revenues                          10,855            5,614             3,315            3,574
Net income (loss)                       (1,439)          (1,534)              866            7,221
                                 --------------   --------------   ---------------   --------------
Basic:
     Net income (loss) per share       $ (0.12)         $ (0.12)           $ 0.07           $ 0.58
                                 ==============   ==============   ===============   ==============
    Weighted average common
     and equivalent shares
     outstanding                    12,390,096       12,390,096        12,390,096       12,386,616
Diluted:
     Net income (loss) per share       $ (0.12)         $ (0.12)           $ 0.07           $ 0.58
                                 ==============   ==============   ===============   ==============
    Weighted average common
     and equivalent shares
     outstanding                    12,390,096       12,390,096        12,408,408       12,386,616
                                 --------------   --------------   ---------------   --------------

                                         AS PREVIOUSLY REPORTED AND RECASTED

                                                  THREE MONTHS ENDED
                                  -------------------------------------------------
                                    March 31,         June 30,       September 30,
                                      2002              2002             2002
                                  --------------   ---------------   --------------
Premium income (charges)                                                    $ (425)
Net investment income and
  net realized gains                      1,592             2,137            5,580
Sale of land and water rights             7,365             1,459              872
Total revenues                            9,918             4,947            7,512
Net income                                2,714               425            1,728
                                  --------------   ---------------   --------------
Basic:
     Net income per share                $ 0.22            $ 0.03           $ 0.14
                                  ==============   ===============   ==============
    Weighted average common
     and equivalent shares
     outstanding                     12,367,021        12,373,856       12,381,878
Diluted:
     Net income per share                $ 0.22            $ 0.03           $ 0.14
                                  ==============   ===============   ==============
    Weighted average common
     and equivalent shares
     outstanding                     12,376,660        12,498,923       12,381,878
                                  --------------   ---------------   --------------

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001
                               AND FOR EACH OF THE
                            THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 2002

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report .......................................    57
Consolidated Balance Sheets as of December 31, 2002 and 2001 .......   58-59
Consolidated Statements of Operations for the Years Ended
      December 31, 2002, 2001 and 2000 ..............................    60
Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 2002, 2001, and 2000 ..................   61-63
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2002, 2001 and 2000 ...............................    64
Notes to Consolidated Financial Statements ..........................   65-92

                          INDEPENDENT AUDITORS' REPORT

        TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF PICO HOLDINGS, INC.


We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and its subsidiaries (collectively "the Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20 to the financial statements, in 2002 the Company changed its accounting for goodwill as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and in 2000 the Company changed its method of accounting for medical professional liability claims reserves.

DELOITTE & TOUCHE LLP

San Diego, California

March 27, 2003

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                                     ASSETS

                                                                2002           2001
                                                            ------------   ------------
Investments (Note 3):
 Available for sale:
  Fixed maturities                                          $ 47,566,764   $ 48,780,129
  Equity securities                                           47,430,192     42,485,827
  Investment in unconsolidated affiliates (Note 4)               498,214      2,583,590
                                                            ------------   ------------
    Total investments  - continuing operations                95,495,170     93,849,546
  Investments held by discontinued operations (Note 2)        78,442,627     63,993,830
                                                            ------------   ------------
    Total investments                                        173,937,797    157,843,376

Cash and cash equivalents                                     22,079,082     16,342,374
Premiums and other receivables, net (Note 6)                   5,472,834      7,045,408
Reinsurance receivables (Note 10)                              7,832,708      7,508,838
Accrued investment income                                        425,100        742,849
Land and related mineral rights and water rights (Note 5)    116,790,891    125,997,642
Property and equipment, net (Note 8)                           2,143,746      2,185,418
Goodwill and intangibles, net (Note 1)                                          807,853
Net deferred income taxes (Note 7)                             6,079,810      9,089,062
Other assets                                                   9,267,845      7,172,983
Other assets of discontinued operations (Note 2)              52,138,398     39,682,961
                                                            ------------   ------------
    Total assets                                            $396,168,211   $374,418,764
                                                            ============   ============




   The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                            2002                  2001
                                                                                      -----------------     ------------------
Policy liabilities and accruals:
     Unpaid losses and loss adjustment expenses (Note 11)                                 $ 52,703,113           $ 61,537,910
     Unpaid losses and loss adjustment expenses of discontinued operations (Note 2)         49,162,995             36,911,143
     Reinsurance balance payable                                                               538,000              3,319,333
Deferred gain on retroactive reinsurance                                                                              438,879
Other liabilities                                                                           10,902,399             10,362,344
Bank and other borrowings (Note 20)                                                         14,636,017             14,596,302
Excess of fair value of net assets acquired over purchase price (Note 1)                                            2,792,597
Other liabilities of discontinued operations (Note 2 )                                      44,085,976             33,499,559
                                                                                      -----------------     ------------------
     Total liabilities                                                                     172,028,500            163,458,067
                                                                                      -----------------     ------------------
Minority interest                                                                            3,108,007              3,062,190
                                                                                      -----------------     ------------------

Commitments and Contingencies (Note 10, 11, 12, 13, 14, 15, 19 and 20)

Common stock, $.001 par value; authorized 100,000,000; 16,801,923 issued and outstanding
      at December 31, 2002 and 16,784,223 issued and outstanding at December 31, 2001           16,802                 16,784
Additional paid-in capital                                                                 236,082,703            235,844,655
Accumulated other comprehensive income (loss) (Note 1)                                       3,833,676             (3,225,867)
Retained earnings                                                                           59,320,715             53,391,570
                                                                                      -----------------     ------------------
                                                                                           299,253,896            286,027,142
Less treasury stock, at cost  (common shares: 4,422,681 in 2002 and 4,415,607 in 2001)     (78,222,192)           (78,128,635)
                                                                                      -----------------     ------------------
     Total shareholders' equity                                                            221,031,704            207,898,507
                                                                                      -----------------     ------------------
     Total liabilities and shareholders' equity                                          $ 396,168,211          $ 374,418,764
                                                                                      =================     ==================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                                                               2002            2001            2000
                                                                           ------------    ------------    ------------
Revenues:
     Premium income (charges)                                              $    (41,796)   $    979,952    $  1,695,194
     Net investment income (Note 3)                                           5,385,209       6,035,825       6,092,371
     Net realized gain (loss) on investments (Note 3)                         4,209,632      (4,874,594)     (7,786,266)
     Sale of land and water rights                                           15,231,769      17,106,174       5,478,263
     Other income                                                             4,489,425       4,313,071       4,199,213
                                                                           ------------    ------------    ------------
          Total revenues                                                     29,274,239      23,560,428       9,678,775
                                                                           ------------    ------------    ------------
Costs and expenses:
     Loss and loss adjustment (recoveries) expenses  (Note 11)               (2,346,314)    (10,929,282)      1,880,761
     Cost of land and water rights sold                                       9,740,137       7,568,229       3,995,508
     Interest expense                                                           795,193       1,031,994       1,121,864
     Depreciation and amortization                                            1,420,806       1,197,073       1,891,592
     Other operating costs                                                   14,750,371      17,335,321      16,940,189
                                                                           ------------    ------------    ------------
          Total costs and expenses                                           24,360,193      16,203,335      25,829,914
                                                                           ------------    ------------    ------------
Equity in loss of unconsolidated affiliates                                  (2,208,070)     (1,529,060)     (1,252,020)
                                                                           ------------    ------------    ------------
          Income (loss) before income taxes and minority interest             2,705,976       5,828,033     (17,403,159)
Provision (benefit) for federal, foreign and state income taxes (Note 7)      2,049,565       2,409,501      (9,396,690)
                                                                           ------------    ------------    ------------
          Income (loss) before minority interest                                656,411       3,418,532      (8,006,469)
Minority interest in loss of subsidiaries                                       454,184         358,449         717,076
                                                                           ------------    ------------    ------------
Income (loss) from continuing operations                                      1,110,595       3,776,981      (7,289,393)
    Income from discontinued operations, net (Note 2)                         2,833,806       2,317,495         952,528
                                                                           ------------    ------------    ------------
Income (loss) before cumulative changes in accounting principles              3,944,401       6,094,476      (6,336,865)
                                                                           ------------    ------------    ------------
    Cumulative effect of changes in accounting principles, net (Note 21)      1,984,744        (980,571)     (4,963,691)
                                                                           ------------    ------------    ------------
Net income (loss)                                                          $  5,929,145    $  5,113,905    $(11,300,556)
                                                                           ============    ============    ============
Net income (loss) per common share - basic and diluted:
     Income (loss) from continuing operations                              $       0.09    $       0.30    $      (0.62)
     Discontinued operations                                                       0.23            0.19            0.08
     Cumulative effect of changes in accounting principles                         0.16           (0.08)          (0.43)
                                                                           ------------    ------------    ------------
          Net income (loss) per common share                               $       0.48    $       0.41    $      (0.97)
                                                                           ============    ============    ============
          Weighted average shares outstanding                                12,375,466      12,384,682      11,604,120
                                                                           ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                             Accumulated Other
                                                                            Comprehensive Loss
                                                                        --------------------------
                                                                            Net
                                                                          Unrealized
                                           Additional                    Appreciation     Foreign
                               Common       Paid-In        Retained     (Depreciation)   Currency       Treasury
                               Stock        Capital        Earnings     on Investments  Translation      Stock         Total
                              --------   -------------   -----------    --------------   ----------     --------    -------------
Balance, January 1, 2000      $ 13,449    $ 186,004,827  $ 59,578,221     $ 7,967,135   $ (6,227,902) $(77,829,635) $ 169,506,095

Comprehensive Loss for 2000
   Net loss                                                (11,300,556)

   Net unrealized
      depreciation
      on investments
      net of deferred
      tax of $2.2  million                                                 (4,355,660)

Foreign currency translation                                                               (1,587,908)
   Total Comprehensive Loss                                                                                           (17,244,124)

Rights offering, net of
 $193,000 of expenses             3,335       49,839,828                                                               49,843,163

                               --------   -------------  ------------     -----------   ------------  ------------  -------------
Balance, December 31, 2000     $ 16,784   $ 235,844,655  $ 48,277,665     $ 3,611,475   $ (7,815,810) $(77,829,635) $ 202,105,134
                               ========   =============  ============     ===========   ============  ============  =============








               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                                       Accumulated Other
                                                                                                      Comprehensive Loss
                                                                                               ----------------------------------
                                                            Additional                         Net Unrealized        Foreign
                                             Common           Paid-In           Retained        Appreciation         Currency
                                              Stock           Capital           Earnings       on Investments      Translation
                                           ------------  ------------------  ---------------   ----------------   ---------------
Balance, December 31, 2000                    $ 16,784       $ 235,844,655     $ 48,277,665        $ 3,611,475      $ (7,815,810)

Comprehensive Loss for 2001
   Net income                                                                     5,113,905
   Net unrealized appreciation on investments
       net of deferred tax of $996,000 and
       reclassification adjustment of $556,000                                                       1,933,582
   Foreign currency translation                                                                                         (955,114)
      Total Comprehensive Income

Acquisition of 21,846 shares of
    treasury stock for deferred
    compensation plans
                                           ------------  ------------------  ---------------   ----------------   ---------------
Balance, December 31, 2001                    $ 16,784       $ 235,844,655     $ 53,391,570        $ 5,545,057      $ (8,770,924)
                                           ============  ==================  ===============   ================   ===============

                                                 Treasury
                                                   Stock              Total
                                              ----------------   ----------------
Balance, December 31, 2000                      $ (77,829,635)     $ 202,105,134

Comprehensive Loss for 2001
   Net income
   Net unrealized appreciation on investments
       net of deferred tax of $996,000 and
       reclassification adjustment of $556,000
   Foreign currency translation
Total Comprehensive Income                                             6,092,373

Acquisition of 21,846 shares of
      treasury stock for deferred
      compensation plans                             (299,000)          (299,000)
                                              ----------------   ----------------
Balance, December 31, 2001                      $ (78,128,635)     $ 207,898,507
                                              ================   ================







   The accompanying notes are an integral part of the consolidated financial statements

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                                                          Accumulated Other
                                                                                                        Comprehensive Income
                                                                                                -----------------------------------
                                                              Additional                          Net Unrealized        Foreign
                                                Common          Paid-In           Retained         Appreciation        Currency
                                                Stock           Capital           Earnings        on Investments      Translation
                                              -----------  ------------------  ---------------  ------------------  ---------------

Balance, December 31, 2001                      $ 16,784       $ 235,844,655     $ 53,391,570         $ 5,545,057     $ (8,770,924)

Comprehensive Income for 2002
   Net income                                                                       5,929,145
   Net unrealized appreciation on investments
       net of deferred tax of $2 million and
       reclassification adjustment of $588,000                                                          4,454,385
   Foreign currency translation                                                                                          2,605,158
  Total Comprehensive income

Acquisition of shares of treasury stock for deferred compensation plans

Exercise of stock options                             18             238,048
                                              -----------  ------------------  ---------------  ------------------  ---------------
Balance, December 31, 2002                       $16,802       $ 236,082,703     $ 59,320,715         $ 9,999,442     $ (6,165,766)
                                              ===========  ==================  ===============  ==================  ===============

                                                    Treasury
                                                      Stock               Total
                                               ------------------  ------------------

Balance, December 31, 2001                         $ (78,128,635)      $ 207,898,507

Comprehensive Income for 2002
   Net income
   Net unrealized appreciation on investments
       net of deferred tax of $2 million and
       reclassification adjustment of $588,000
   Foreign currency translation
  Total Comprehensive income                                              12,988,688

Acquisition of shares of treasury stock for
  deferred compensation plans                            (93,557)            (93,557)

Exercise of stock options                                                    238,066
                                               ------------------  ------------------
Balance, December 31, 2002                         $ (78,222,192)      $ 221,031,704
                                               ==================  ==================



   The accompanying notes are an integral part of the consolidated financial statements

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                               2002            2001            2000
                                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $  5,929,145    $  5,113,905    $(11,300,556)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
        Provision for deferred taxes                                         1,990,042       3,850,740      (4,561,644)
        Cumulative effect of accounting change                              (1,984,744)        980,571      (2,557,053)
        Depreciation and amortization                                        1,420,806       1,197,073       1,891,592
        (Gain) loss on sale of investments                                  (4,209,632)      4,874,594       7,786,266
        Gain on sale of interest in Semitropic                                              (5,700,720)
        Loss on condemnation of property                                                       201,822
        Allowance for uncollectible accounts                                                 2,633,204         114,812
        Equity in loss of unconsolidated affiliates                          2,208,070       1,529,060       1,252,020
        Minority interest                                                     (454,184)       (358,449)       (717,076)
Changes in assets and liabilities, net of effects of acquisitions:
        Premiums and other receivables                                       1,572,574        (282,066)       (637,942)
        Land, water and mineral rights                                       9,425,589       4,922,434      (8,922,701)
        Income taxes                                                                          (324,837)        612,915
        Reinsurance receivable                                                (323,870)      2,205,782       8,836,099
        Reinsurance payable                                                 (2,781,333)       (928,187)     (5,675,446)
        Deferred policy acquisition costs                                                                    2,410,614
        Deferred gain on retroactive insurance                                (438,879)       (529,993)       (267,653)
        Unpaid losses and loss adjustment expenses                          (8,834,797)    (22,845,944)    (15,334,795)
        Unearned premiums                                                           27        (293,909)        258,616
        Net operating cash provided by discontinued operations               8,499,963       1,077,534      12,887,132
        Other adjustments, net                                              (1,171,032)     (3,223,606)     (6,424,574)
                                                                          ------------    ------------    ------------
   Net cash provided by (used in) operating activities                      10,847,745      (5,900,992)    (20,349,374)
                                                                          ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale investments:
        Fixed maturities                                                    21,566,412      15,010,568       2,247,068
        Equity securities                                                   23,168,694       6,071,383         242,697
Proceeds from maturity of investments                                       48,646,426      16,970,000       9,400,000
Purchases of available for sale investments:
        Fixed maturities                                                   (68,074,673)    (28,912,393)    (12,826,988)
        Equity securities                                                  (15,106,827)     (6,768,109)     (8,300,403)
Semitropic lease payment                                                      (378,429)       (378,429)     (2,333,640)
Proceeds from the sale of interest in Semitropic                                            10,202,733
Proceeds from the condemnation of property                                                   1,098,178
Purchases of property and equipment                                           (457,109)       (395,667)       (786,617)
Investments in and advances to affiliates                                                                   (1,390,851)
Net investing cash used by discontinued operations                         (10,622,501)     (4,156,457)    (14,152,173)
Other investing activities, net                                                116,803         273,000        (537,258)
                                                                          ------------    ------------    ------------
   Net cash provided by (used in) investing activities                      (1,141,204)      9,014,807     (28,438,165)
                                                                          ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank and other borrowings                                      (4,177,517)     (2,903,407)       (329,968)
Proceeds from borrowings                                                     2,670,348       1,949,321
Cash received on exercise of stock options                                                     238,066
Cash paid to minority shareholders of partnership                                             (500,000)
Proceeds from rights offering, net                                                                          49,843,163
Cash paid for purchase of PICO stock (for deferred  compensation plans)        (93,557)       (299,000)
                                                                          ------------    ------------    ------------
   Net cash provided by (used in) financing activities                      (1,362,660)     (1,753,086)     49,513,195
                                                                          ------------    ------------    ------------
Effect of exchange rate changes on cash                                     (2,607,173)        390,763         140,427
                                                                          ------------    ------------    ------------
     Net increase in cash and cash equivalents                               5,736,708       1,751,492         866,083
Cash and cash equivalents, beginning of year                                16,342,374      14,590,882      13,724,799
                                                                          ------------    ------------    ------------
     Cash and cash equivalents, end of year                              $  22,079,082    $ 16,342,374    $ 14,590,882
                                                                         =============    ============    ============
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
          Interest                                                       $     856,983   $    880,000     $    847,000
                                                                         =============   ============     ============
          Income taxes recovered                                                         $ (1,190,000)    $ (4,907,000)
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

     -    the acquisition and financing of businesses;

     - "running off" the loss reserves of Citation Insurance Company and Physicians Insurance Company of Ohio.

     PICO was incorporated in 1981 and began operations in 1982. The company was known as Citation Insurance Group until a reverse merger with Physicians Insurance Company of Ohio ("Physicians") on November 20, 1996. Following the reverse merger, the Company changed its name to PICO Holdings, Inc.

     On December 16, 1998, PICO acquired the remaining 48.8% of the outstanding stock of Global Equity Corporation ("Global Equity") through a Plan of Arrangement (the "PICO/Global Equity Combination") whereby Global Equity shareholders received 0.4628 of a newly issued PICO common share for each Global Equity share surrendered. Immediately following the close of the transaction, PICO effected a 1-for-5 reverse stock split (the "Reverse Stock Split").

     The Company's primary subsidiaries as of December 31, 2002 are as follows:

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

     Nevada Land & Resource Company, LLC ("Nevada Land"). Nevada Land is a Delaware Limited Liability Company, which owns approximately 1.2 million acres of land in northern Nevada. Nevada Land's business includes selling land and water rights, and leasing property.

     Sequoia Insurance Company ("Sequoia"). Sequoia is a California insurance company licensed to write insurance coverage for property and casualty risks ("P&C") within the states of California and Nevada. Sequoia writes business through independent agents and brokers. During 2002, PICO agreed to sell Sequoia, and consequently has reported its results as discontinued operations in the accompanying consolidated financial statements. Unless indicated otherwise, information in these Notes to Consolidated Financial Statements exclude Sequoia.

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

Unconsolidated Affiliates:

     Investments in which the Company owns at least 20% but not more than 50% of the voting interest and, or has the ability to exercise significant influence are generally accounted for under the equity method of accounting. Accordingly, the Company's share of the income or loss of the affiliate is included in PICO's consolidated results. Currently, the only significant investment the Company classifies as an equity affiliate is HyperFeed Technologies, Inc. ("HyperFeed"). HyperFeed provides financial market data and data delivery solutions to the financial services industry. PICO owns approximately 44% of the outstanding voting stock of HyperFeed.

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

Use of Estimates in Preparation of Financial Statements:

     The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, deferred policy acquisition costs, land and water rights, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2002 and 2001, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Revenue Recognition:

     Sale of Land, Water and Water Rights

     Revenue on the sale of land, water, and water rights is recognized in full when (a) there is a legally binding sale contract; (b) the profit is determinable (i.e., the collectibility of the sales price is reasonably assured, or any amount that will not be collectible can be estimated); (c) the earnings process is virtually complete (i.e., the Company is not obliged to perform significant activities after the sale to earn the profit, meaning the Company has transferred all risks and rewards to the buyer); and (d) the buyer's initial and continuing investment are adequate to demonstrate a commitment to pay for the property. If these conditions are not met, the Company records the cash received as a deposit until the conditions to recognize full profit are met.

Investments:

     The Company's investment portfolio at December 31, 2002 and 2001 is comprised of investments with fixed maturities, including U.S. government bonds, government sponsored enterprise bonds, and investment-grade corporate bonds; equity securities, including common stock, and common stock purchase warrants; and mortgage participation interests.

     The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies all investments as available for sale. Unrealized investment gains or losses on securities available for sale are recorded directly to shareholders' equity as accumulated other comprehensive income, or loss, net of applicable tax effects. The Company also applies the provisions of Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," for investments where management determines the Company has the ability to exercise significant influence over the operating and financial policies of the investee. The Company's share of the income or loss of the investee is included in the consolidated statement of operations and any dividends are recorded as a reduction in the carrying value of the investment.

     The Company regularly and methodically reviews the carrying value of its investments for impairment. When there is a decline in value of an investment to below cost, that is deemed other-than-temporary, a loss is recorded within net realized losses in the consolidated statement of operations and the security is written down to its fair value. Impairment charges of $4.1 million, $3 million and $161,000 are included in realized losses for the years ended December 31, 2002, 2001 and 2000, respectively related to various securities where the unrealized losses had been deemed other-than-temporary. If a security is impaired and continues to decline in value, additional impairment charges are recorded in the period of the decline if deemed other-than-temporary. Subsequent recoveries of such securities are reported as an unrealized gain and part of other comprehensive results in future periods. Realized gains on impaired securities are recorded only when sold. Included in 2001 and 2000 are impairment charges of $500,000 and $2.5 million, respectively, related to loans where recovery of the outstanding amounts due was deemed unlikely. (See Note 15)

     Net investment income includes amortization of premium and accretion of discount on the level yield method relating to bonds acquired at other than par value. Realized investment gains and losses are included in income and are determined on the specific identity basis and are recorded on a trade date basis.

     The Company has subsidiaries and makes acquisitions in the U.S. and abroad. Approximately $41.1 million and $36.8 million of the Company's investments at December 31, 2002 and 2001, respectively, were invested internationally, including equity values of affiliates. The Company's most significant foreign currency exposure at December 31, 2002 is in Swiss francs.

Cash and Cash Equivalents:

     Cash and cash equivalents include highly liquid instruments purchased with original maturities of three months or less.

Land, Water Rights, Water Storage and Land Improvements:

     Land, water rights, water storage, and land improvements are carried at cost. Water rights consist of various water interests acquired independently or in conjunction with the acquisition of real properties. Water rights are stated at cost and, when applicable, consist of an allocation of the original purchase price between water rights and other assets acquired based on their relative fair values. In addition, costs directly related to the acquisition and development of water rights are capitalized. This cost includes, when applicable, the allocation of the original purchase price, costs directly related to acquisition, and interest and other costs directly related to developing land and water rights for its intended use. Amortization of land improvements is computed on the straight-line method over the estimated useful lives of the improvements ranging from 5 to 15 years. Provision is made for any diminution in value that is considered to be other-than-temporary.

Property and Equipment:

     Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated lives of the assets. Buildings and leasehold improvements are depreciated over 15-20 years, office furniture and fixtures are generally depreciated over seven years, and computer equipment is depreciated over 3 years. Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized. Gains or losses on the sale of property and equipment are included in other income.

Goodwill and Intangibles:

     Goodwill represents the difference between the purchase price and the fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Intangibles are generally assets arising out of a contractual or legal right. The Company applies the provisions of newly enacted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Consequently, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value for impairment. The adoption of SFAS No. 142 is reflected in Company's consolidated financial statements as a cumulative effect of change in accounting principle. The cumulative adjustment of $2 million is comprised of a gain from recognizing negative goodwill of $2.8 million offset by write-off's of goodwill of $800,000. The positive goodwill of $800,000 was deemed impaired based on the present value of the underlying cash flows. Included within the caption "Other assets of discontinued operations" is $2.2 million of intangible assets that are being amortized over seven years.

Impairment of Long-Lived Assets:

     The Company applies the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As such, the Company records an impairment charge when the condition exists where the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. Impairment of long-lived assets is triggered when the estimated future undiscounted cash flows, excluding interest charges, for the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets do not exceed the carrying amount. The Company prepares and analyzes cash flows at appropriate levels of grouped assets under SFAS No. 144. If the events or circumstances indicate that the remaining balance may be permanently impaired, such potential impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective long-lived asset.

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

Earnings per Share:

     Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants using the treasury method, if dilutive. The number of additional shares is calculated by assuming that the outstanding options and warrants were exercised, and that the proceeds were used to acquire shares of common stock at the average market price during the period.

     For the year ended December 31, 2000, earnings per share for basic and diluted is the same as the calculation of diluted earnings per share excludes the options and warrants outstanding during the year because the Company reported a loss from continuing operations and consequently the impact of those options and warrants would be anti-dilutive. For the years ended December 31, 2002 and 2001, there was no difference between basic and diluted earnings per share because the average stock price of PICO stock during the year was less than the strike prices of the options outstanding and to include those options would be anti-dilutive to the calculation. Stock options of 1.7 million in 2002,
1.8 million in 2001, 1.1 million in 2000 were excluded from the calculation of the diluted weighted average shares outstanding.

Stock-Based Compensation:

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for those entities that elect to voluntarily adopt the fair value accounting provision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 also requires more prominent disclosures of the pro forma effect of using the fair value method of accounting for stock based employee compensation as well as pro forma disclosure of the effect in interim financial statements. The transition and annual disclosure provision of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for the first interim period ending after December 15, 2002. PICO has not elected to adopt the fair value accounting provisions of SFAS No. 123, but rather has elected to continue accounting for stock based compensation under the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees."

     Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 148, the Company's net loss and net loss per share would approximate the following pro forma amounts for the years ended December 31:

                                                                  2002             2001             2000
                                                             --------------- ----------------- ----------------
Reported net income (loss)                                      $ 5,929,145       $ 5,113,905    $ (11,300,556)
Deduct:  Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of income tax                                                (445,555)         (711,521)      (2,616,496)
                                                             --------------- ----------------- ----------------
Pro forma net income (loss)                                     $ 5,483,590       $ 4,402,384    $ (13,917,052)
                                                             =============== ================= ================
Reported net income (loss) per share: basic and diluted              $ 0.48            $ 0.41          $ (0.97)
                                                             =============== ================= ================
Pro forma net income (loss) per share: basic and diluted             $ 0.44            $ 0.36          $ (1.20)
                                                             =============== ================= ================

     The effects of applying SFAS No. 148 in this pro forma disclosure are not indicative of future amounts.

Comprehensive Income (Loss):

     Comprehensive income or loss includes foreign currency translation, and unrealized holding gains and losses, net of taxes on available for sale securities. The components are as follows:

                                                                December 31,
                                                          2002                2001
                                                       -----------        ------------
  Net unrealized gain on securities                    $ 9,999,442        $  5,545,057
  Foreign currency translation                          (6,165,766)         (8,770,924)
                                                       -----------        ------------
Accumulated other comprehensive income (loss)          $ 3,833,676        $ (3,225,867)
                                                       ===========        ============

     The accumulated balance is net of deferred income tax liabilities of $3.5 million and $1.5 million at December 31, 2002 and 2001, respectively.

Translation of Foreign Currency:

     Financial statements of foreign operations are translated into U.S. dollars using average rates of exchange in effect during the year for revenues, expenses, gains and losses, and the exchange rate in effect at the balance sheet date for assets and liabilities. Unrealized exchange gains and losses arising on translation are reflected within accumulated other comprehensive income or loss.

Reclassifications:

     Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements:

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee at its fair value. In addition, FIN 45 requires certain disclosures about each of the entity's guarantees. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are included herein.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". SFAS No. 148 provides alternative methods of transaction for those entities that elect to voluntarily adopt the fair value accounting provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 also requires more prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation as well as pro forma disclosure of the effect in interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 included herein. The interim disclosure requirements are effective for the first interim period ending December 15, 2002. The Company has not elected to adopt the fair value accounting provisions of SFAS No. 123.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or if the equity investors lack the characteristics of a controlling financial interest. FIN 46 is effective for variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied in the first interim or annual period beginning after June 15, 2003. The Company has no significant interest in variable interest entities and believes the effect of the adoption of FIN 46 will not be material to its results of operations and financial position.

2. DISCONTINUED OPERATIONS/DISPOSITIONS:

     DISCONTINUED OPERATIONS:

     On October 21, 2002, PICO signed a definitive agreement to sell Sequoia Insurance Company. It is anticipated that the sale will close on or around March 31, 2003. The sale is conditional on the approval of the California Department of Insurance, which was received on March 17, 2003, and other customary closing conditions. The final sale price will be determined after the closing, with a base price of $40 million, which is subject to adjustment based on movement in either US GAAP shareholders' equity or statutory surplus between June 30, 2002 and the date of closing. Consequently, in accordance with SFAS No. 144, Sequoia's results of operations for all periods presented have been reclassified as discontinued operations in the accompanying consolidated financial statements. Certain major assets and liabilities of Sequoia are grouped and presented on the face of the accompanying consolidated balance sheets as assets and liabilities of discontinued operations, and results of operations from discontinued operations are shown on the face of the statement of operations as a single line. The following is a detail of Sequoia's results for the period included in the accompanying consolidated financial statements:

          BALANCE SHEETS AT DECEMBER 31:


                                                         2002                2001
                                                   -----------------   -----------------
Cash                                                      $ 838,851         $ 1,019,250
Investments                                              78,442,627          63,993,830
Premium receivables                                      13,973,024          11,031,053
Reinsurance receivables                                  26,485,523          16,274,268
Deferred policy acquisition costs                         8,615,621           6,913,589
Intangible assets                                         2,182,777           2,679,561
Other assets                                                 42,602           1,765,240
                                                   -----------------   -----------------
  Total assets                                          130,581,025         103,676,791

Unpaid loss and loss adjustment expense                  49,162,995          36,911,143
Unearned Premiums revenues                               35,687,057          28,143,269
Accrued Expenses and other liabilities                    8,398,919           5,356,290
                                                   -----------------   -----------------
  Total liabilities                                      93,248,971          70,410,702
                                                   -----------------   -----------------
Carrying value                                         $ 37,332,054        $ 33,266,089
                                                   =================   =================

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31:

                                                               2002              2001              2000
                                                        ----------------  ----------------  ----------------
Revenues:
Premium income                                              $47,102,301      $ 42,309,724      $ 32,740,560
Net investment income and realized gains/losses               5,096,002         5,187,166         2,867,853
Other income                                                    241,195           416,841           527,206
                                                        ----------------  ----------------  ----------------
  Total Revenues                                             52,439,498        47,913,731        36,135,619

Expenses:
Loss and loss adjustment expenses                            31,175,373        29,231,602        22,145,457
Policy acquisition costs                                     15,048,726        13,047,108        10,106,968
Insurance underwriting and other expenses                     1,636,727         2,320,563         2,545,198
                                                        ----------------  ----------------  ----------------
  Total expenses                                             47,860,826        44,599,273        34,797,623
                                                        ----------------  ----------------  ----------------
Income before income taxes and cumulative effect              4,578,672         3,314,458         1,337,996
Provision for income taxes                                    1,545,761           996,963           385,468
Cumulative effect of change in
  accounting principle, net                                    (199,105)
                                                        ----------------  ----------------  ----------------
Net income                                                  $ 2,833,806       $ 2,317,495         $ 952,528
                                                        ================  ================  ================
Income per common share - basic and diluted                      $ 0.23            $ 0.19            $ 0.08
                                                        ================  ================  ================

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

     Conex accounted for its 60% interest in the sino-foreign joint venture using the equity method of accounting due the fact that it did not have majority financial control over the policies and procedures of the joint venture. The functional currency for joint venture is the Chinese Renminbi.

     The following is the results of operations of Conex for the period in 2000 prior to its disposition:

                                   2000
                               -----------
Expenses                       $ 1,393,721
Equity in losses of
  unconsolidated affiliates        889,627
                               -----------
Loss from operations             2,283,348
Minority interest                 (168,988)
                               -----------
Net loss                       $ 2,114,360
                               ===========


3. INVESTMENTS:

     At December 31, the cost and carrying value of investments held by continuing operations were as follows:

                                                                       Gross               Gross
                                                                     Unrealized          Unrealized            Carrying
2002:                                               Cost               Gains               Losses               Value
                                              -----------------    ---------------    -----------------    -----------------
Fixed maturities:
     U.S. Treasury securities
          and obligations of U.S.
          government - sponsored enterprises       $ 7,157,734          $ 486,594                               $ 7,644,328
     Corporate securities                           34,427,283            822,153                                35,249,436
     Mortgage participation interests                4,673,000                                                    4,673,000
                                                  ------------        -----------           ----------         ------------
                                                    46,258,017          1,308,747                                47,566,764
Equity securities                                   40,782,699          6,813,729             (166,236)          47,430,192
Investment in unconsolidated affiliates                498,214                                                      498,214
                                                  ------------        -----------           ----------         ------------
          Total                                   $ 87,538,930        $ 8,122,476           $ (166,236)        $ 95,495,170
                                                  ============        ===========           ==========         ============

                                                                         Gross               Gross
                                                                      Unrealized          Unrealized             Carrying
2001:                                               Cost                 Gains              Losses                Value
                                              ------------------    ----------------   ------------------    -----------------
Fixed maturities:
     U.S. Treasury securities
          and obligations of U.S.
          government - sponsored enterprises        $ 8,985,011           $ 261,236            $ (90,457)         $ 9,155,790
     Corporate securities                            34,670,812             894,550             (614,004)          34,951,358
     Mortgage participation interests                 4,673,000                                                     4,673,000
                                              ------------------    ----------------   ------------------    -----------------
                                                     48,328,823           1,155,786             (704,461)          48,780,148
Equity securities                                    38,447,389           4,986,281             (947,862)          42,485,808
Investment in unconsolidated affiliates               2,583,590                                                     2,583,590
                                              ------------------    ----------------   ------------------    -----------------
          Total                                    $ 89,359,802         $ 6,142,067         $ (1,652,323)        $ 93,849,546
                                              ==================    ================   ==================    =================

     The amortized cost and carrying value of investments in fixed maturities at December 31, 2002, by contractual maturity, are shown below. Expected maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Amortized               Carrying
                                                 Cost                  Value
                                          -------------------    -------------------
Due in one year or less                         $ 16,794,655           $ 16,826,277
Due after one year through five years             14,027,346             15,075,098
Due after five years                              10,763,016             10,992,389
Mortgage participation interests                   4,673,000              4,673,000
                                          -------------------    -------------------
                                                $ 46,258,017           $ 47,566,764
                                          ===================    ===================

     Investment income is summarized as follows for each of the years ended December 31:


                                   2002               2001              2000
                              ----------------   ---------------   ---------------
Investment income:
          Fixed maturities        $ 3,060,988       $ 2,877,173       $ 3,512,818
          Equity securities         1,143,870         1,461,990           136,114
          Other                     1,201,470         1,728,894         2,571,991
                              ----------------   ---------------   ---------------
     Total investment income        5,406,328         6,068,057         6,220,923
Investment expenses:                  (21,119)          (32,232)         (128,552)
                              ----------------   ---------------   ---------------
     Net investment income        $ 5,385,209       $ 6,035,825       $ 6,092,371
                              ================   ===============   ===============

     Pre-tax net realized gain or loss on investments is as follows for each of the years ended December 31:


                                                       2002           2001           2000
                                                    -----------    -----------    -----------
Gross realized gains:
          Fixed maturities                          $   383,576    $   406,554    $    73,161
          Equity securities and other investments     8,842,416        729,084
                                                    -----------    -----------    -----------
     Total gain                                       9,225,992      1,135,638         73,161
                                                    -----------    -----------    -----------
Gross realized losses:
          Fixed maturities                             (320,949)       (83,949)
          Equity securities and other investments    (4,695,411)    (5,926,283)    (7,859,427)
                                                    -----------    -----------    -----------
     Total loss                                      (5,016,360)    (6,010,232)    (7,859,427)
                                                    -----------    -----------    -----------
     Net realized gain (loss)                       $ 4,209,632    $(4,874,594)   $(7,786,266)
                                                    ===========    ===========    ===========

          During 2002, 2001 and 2000, the Company recorded other-than-temporary impairments of $4.1 million, $3 million, and $161,000, respectively, on equity securities to recognize what is expected to be other-than-temporary declines in value primarily due to the extent and duration of the decline in market values of the equity securities. In addition, in 2001 and 2000, the Company recorded losses on loans of $500,000 and $2.5 million, respectively, to recognize other-than-temporary declines in the value of loans.

          During 2002, the Company sold its interest in Australian Oil and Gas ("AOG") for a realized gain of $8.8 million in response to a take over bid. The sale proceeds of $21.1 million were received in cash. At December 31, 2001, the Company owned 9,867,391 shares valued at a total market price of $7.5 million. During 2001, the Company purchased 1,026,732 shares of AOG for $941,000 and received 414,615 shares as a dividend valued at $333,000.

          Accu Holding:

          During the fourth quarter of 2000, the Company increased its voting ownership in Accu Holding AG, a Swiss corporation, to 28.3%. PICO lacks the ability to exercise significant influence based on consideration of a number of factors and therefore accounts for the holding using SFAS No.
     115. Our original investment in Accu Holding had a cost basis of $5.5 million and a market value of $3.1 million. Given the recent deterioration in Accu's core business, and the Company's assessment that there would continue to be downward pressure on Accu's stock price in the short to medium term, during 2002 the Company concluded that the decline in Accu's market value was other-than-temporary, and recorded a $2.2 million pre-tax impairment loss. This was recorded as a realized loss and has reduced the cost basis of the investment to its market value of $3.1 million at December 31, 2002.

          SIHL:

          In 2001, the Company recorded a pre-tax provision of $2.1 million for an other-than-temporary decline in the market value of this security. During 2002, the stock continued to decline which, combined with an announcement from SIHL that a total sale of the company for more than the current market value of the stock was unlikely, caused the Company to record an additional $1.6 million pre-tax impairment for an other-than-temporary decline. The charge reduced our basis in SIHL to $768,000, which is equivalent to market value at December 31, 2002.

          Jungfraubahn:

        The Company owns 130,177 shares of Jungfraubahn, which represents approximately 22.3% of the outstanding shares of Jungfraubahn. At December 31, 2002, the market value of the investment was $24 million and had an unrealized gain of $2.4 million, net of tax. During 2002, the Company acquired 17,505 shares for approximately $2.8 million, and became the largest shareholder in Jungfraubahn. Despite the increase in our shareholding to more than 20%, the Company continues to account for this investment under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At this time, the Company does not believe that it has the requisite ability to exercise "significant influence" over the financial and operating policies of Jungfraubahn, and therefore do not apply the equity method of accounting.

 4.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES:

          HyperFeed Technologies, Inc.:

          At December 31, 2002, the Company's investment in HyperFeed consisted of 11,026,888 shares of common stock, representing 44% of the common shares outstanding; and 3,106,163 common stock warrants which on a diluted basis would represent an additional 6% voting interest if exercised. During 2002, PICO exercised 949,032 common stock warrants in HyperFeed for $305,000. The common stock is recorded using the equity method of accounting. At December 31, 2002, the carrying value of the investment in common stock was $498,000 after recording losses of $2 million before tax and the common stock warrants are valued at an estimated fair value of $65,000, using the Black-Scholes option-pricing model. The warrants are reported as a derivative instrument under the provisions of SFAS No. 133 and consequently gains and losses for each period are reflected in the caption "Net Realized Loss on Investments" in the Statement of Operations. The difference between the carrying value of the investment and the underlying equity in the net assets or liabilities of HyperFeed is considered goodwill, which is no longer being amortized beginning January 1, 2002. For the year ended December 31, 2002, no goodwill was amortized given the provisions of SFAS No. 142.

            The Black-Scholes pricing model incorporates assumptions in calculating an estimated fair value. The following assumptions were used in the computations: no dividend yield for all years; a risk-free interest rate of 1% - 2.5%; a one year expected life; and a historical 5 year cumulative volatility of 109% to 126%.

            At December 31, 2001, the Company's investment in HyperFeed consisted of 10,077,856 shares of common stock, representing 42.4% of the common shares outstanding; and 4,055,195 common stock warrants which on a diluted basis would represent an additional 14.5% voting interest if exercised. The common stock is recorded using the equity method of accounting and has a carrying value of $2.1 million at December 31, 2001. The difference between the carrying value of the investment and the underlying equity in the net assets or liabilities of HyperFeed is considered goodwill and was being amortized over 10 years on a straight-line basis. At December 31, 2001, the common stock warrants were valued at an estimated fair value of $527,000, prior to a $1.2 million deferred tax asset, using the Black-Scholes option-pricing model. The warrants are reported as a derivative instrument under the provisions of SFAS 133 and consequently the loss for the 2001 year is reflected in the caption "Net Realized Loss on Investments" in the Statement of Operations. The cumulative change in fair value from the date of acquisition to January 1, 2001 was a decline of $1.3 million and is recorded net of a deferred tax benefit on the Statement of Operations.

            During the three years ended December 31, 2002, HyperFeed recorded various capital transactions that affected PICO's voting ownership percentage. During 2002, our voting percentage declined slightly due to the issue of new shares for option exercises, and increased by approximately 2% upon PICO's exercise of 949,032 common stock purchase warrants. In 2001, HyperFeed issued 491,000 shares of common stock related to an acquisition which resulted in a dilution gain of $352,000 to PICO. In 2000, HyperFeed issued 164,000 shares of common stock related to conversion of stock options, which resulted in a dilution gain to PICO of approximately $208,000. Deferred taxes are provided on each dilution transaction. These transactions diluted PICO's ownership percentage approximately 1% to 35% at June of 2001 and through the conversion of preferred shares and exercise of warrants, PICO increased its voting ownership to 42.4% by the end of December 31, 2001, and to 44% at December 31, 2002.

            In 2001, the Company converted its HyperFeed Series A voting convertible preferred shares, and its Series B voting convertible preferred shares into 7,462,856 newly issued common shares. After the conversion, PICO owned 42.4% of the outstanding voting interest.

            The market value of the common shares at December 31, 2002 and 2001 based on the closing price of HyperFeed common stock is $3.3 million, and $6.1 million, respectively.

 5.     LAND AND RELATED MINERAL RIGHTS AND WATER RIGHTS:

        Through its subsidiary Nevada Land, the Company owns land and the related mineral rights and water rights. Through its subsidiary Vidler, the Company owns water rights and water storage assets consisting of various real properties in California, Arizona, Colorado and Nevada. The costs assigned to the various components at December 31, were as follows:

                                                       2002           2001
                                                   ------------   ------------
Nevada Land:
  Land and related mineral rights and
    water rights                                   $ 43,973,852   $ 45,249,039
                                                   ------------   ------------
Vidler:
  Water and water rights                             20,339,440     24,530,412
  Land                                               43,685,803     46,803,276
  California water storage                            1,483,238      1,206,737
  Land improvements, net                              7,308,558      8,208,178
                                                   ------------   ------------
                                                     72,817,039     80,748,603
                                                   ------------   ------------
                                                   $116,790,891   $125,997,642
                                                   ============   ============

        At December 31, 2002 and 2001, the book value of Vidler's interest in the Semitropic Water Storage facility was $1.5 million and $1.2 million, respectively. Through November 2008, Vidler is required to make a minimum annual payment. These 11 payments are being capitalized and the asset is being amortized over its useful life of thirty-five years. In 2001, Vidler sold approximately 84% of its right, title and interest under the lease for a gain of $5.7 million As a result, at December 31, 2002 and 2001, Vidler owns the right to store 30,000 acre-feet of water and is required to make a minimum annual payment of $373,000. The amortization expense in 2002 and 2001 was $102,000 and $438,000, respectively. In addition, Vidler is required to pay annual operating and maintenance charges and for the years ended December 31, 2002, 2001 and 2000, the Company expensed a total of $152,400, $146,000, and $889,000, respectively.

6.  PREMIUMS AND OTHER RECEIVABLES:


        Premiums and other receivables consisted of the following at December 31:

                                      2002           2001
                                  -----------    -----------
Finance receivables                 4,480,001      5,961,567
Trade receivables                      51,835         49,288
Other accounts receivable           3,441,602      3,535,157
                                  -----------    -----------
                                    7,973,438      9,546,012
Allowance for doubtful accounts    (2,500,604)    (2,500,604)
                                  -----------    -----------
                                  $ 5,472,834    $ 7,045,408
                                  ===========    ===========

        Finance receivables are primarily from the sale of land and at December 31, 2002, have a weighted average interest rate of 8.75% and a weighted average life to maturity of approximately 7 years.

        Other accounts receivable include $2.3 million due from Dominion Capital Pty. Ltd ("Dominion"), which is affiliated with the Company through a mutual ownership in Solpower Corporation. During 2001, an allowance for the total outstanding balance owed by Dominion of $2.3 million was recorded due to the uncertainty surrounding the recovery of the balance.

7.  FEDERAL, FOREIGN AND STATE INCOME TAX:

        The Company and its U.S. subsidiaries file a consolidated federal income tax return. Non-U.S. subsidiaries file tax returns in various foreign countries. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:


                                                        2002            2001
                                                    ------------    ------------
Deferred tax assets:
 Net operating loss carryforwards                   $ 10,042,312    $ 11,798,883
 Capital loss carryforwards                                            2,947,945
 Loss reserves                                         5,707,325       6,198,519
 Unrealized depreciation on securities                                 1,595,524
 Deferred gain on retroactive reinsurance                                149,219
 Equity in unconsolidated affiliates                   2,201,760       1,392,552
 Write down of securities                              1,500,266       3,809,825
 Deferred loss on SFAS No. 133                           939,807         505,144
 Other, net                                            4,153,696       1,625,796
                                                    ------------    ------------
          Total deferred tax assets                   24,545,166      30,023,407
                                                    ------------    ------------
 Deferred tax liabilities:
 Discounting of reserves                               2,823,237       2,823,237
 Unrealized appreciation on securities                 2,068,933         308,705
 Revaluation of surface, water and mineral rights     11,737,924      12,991,330
 Land sales                                            1,065,315       1,065,315
 Accretion of bond discount                               81,886          76,825
 Capitalized lease                                       279,313         279,313
                                                    ------------    ------------
          Total deferred tax liabilities              18,056,608      17,544,725
                                                    ------------    ------------
 Net deferred tax assets before
   valuation allowance                                 6,488,558      12,478,682
 Less valuation allowance                               (408,748)     (3,389,620)
                                                    ------------    ------------
          Net deferred tax asset                    $  6,079,810    $  9,089,062
                                                    ============    ============

         The deferred tax asset valuation allowance as of December 31, 2001 related primarily to the net operating loss carryforwards (NOL's) of Global Equity, a Canadian company. Global Equity is subject to rules that limit the ability to utilize their NOL's. Due to these limitations and the uncertainty of future taxable income, these NOL's were written off against the existing valuation allowance in 2002. Deferred tax assets and liabilities, the recorded valuation allowance, and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management's conclusions as to the ultimate realization of deferred tax assets.

         The State of California has completed income tax audits on the Company's consolidated tax returns for tax years ended December 31, 1997 and 1998. As part of these audits the California Franchise Tax Board ("FTB") is challenging, among other things, the Company's ability to deduct dividends received from PICO's non-California insurance company. Based partly on the recent California Court of Appeal decision in Ceridian vs. Franchise Tax Board, the FTB is challenging the Company's ability to exclude intercompany dividends from income tax. The Company has formally appealed the proposed assessments and is currently awaiting a hearing before the California State Board of Equalization ("SBE").

         Although the ultimate outcome of these audits is uncertain, management believes the Company is adequately reserved in the event the additional state income taxes assessments are upheld.

          Pre-tax income (loss) from continuing operations for the years ended December 31 was under the following jurisdictions:

                2002            2001            2000
            ------------    ------------    ------------
Domestic    $  6,639,696    $  9,193,763    $(12,467,862)
Foreign       (3,933,720)     (3,365,730)     (4,935,297)
            ------------    ------------    ------------
    Total   $  2,705,976    $  5,828,033    $(17,403,159)
            ============    ============    ============

        Income tax expense (benefit) from continuing operations for each of the years ended December 31 consists of the following:

                                              2002           2001           2000
                                           -----------    -----------    -----------
Current tax expense (benefit):
U.S. federal                               $ 2,471,607    $  (826,850)   $  (184,053)
Foreign                                     (2,412,084)      (614,389)    (4,650,993)
                                           -----------    -----------    -----------
    Total current tax expense (benefit)         59,523     (1,441,239)    (4,835,046)
                                           -----------    -----------    -----------
Deferred tax expense (benefit):
U.S. federal                               $ 5,334,617    $ 4,179,761    $(4,427,326)
Foreign                                     (3,344,575)      (329,021)      (134,318)
                                           -----------    -----------    -----------
    Total deferred tax expense (benefit)     1,990,042      3,850,740     (4,561,644)
                                           -----------    -----------    -----------
    Total income tax expense (benefit)     $ 2,049,565    $ 2,409,501    $(9,396,690)
                                           ===========    ===========    ===========

 The difference between income taxes provided at the Company's federal statutory rate and effective tax rate is as follows:

                                                                   2002               2001                2000
                                                              ----------------   ----------------   -----------------
Federal income tax provision (benefit) at statutory rate          $   920,032        $ 1,981,531        $ (5,917,074)
Book tax difference on sale of securities                                                                 (1,247,596)
Settlement of tax appeal                                                                (495,976)         (4,398,731)
Change in valuation allowance                                      (2,980,872)          (367,434)          3,285,416
Write off of NOL's previously valued and other deferred items       2,264,119
Amortization of goodwill                                                                 (63,165)            208,268
Non-deductible capital loss                                                                                 (166,750)
Investment valuation                                                                                        (971,105)
Foreign rate differences                                              854,064
Permanent differences                                                 992,222          1,354,545            (189,118)
                                                              ----------------   ----------------   -----------------
    Total                                                         $ 2,049,565        $ 2,409,501        $ (9,396,690)
                                                              ================   ================   =================

        Provision has not been made for U.S. or additional foreign tax on the $2.5 million of undistributed earnings of foreign subsidiaries. It is not practical to estimate the amount of additional tax that might be payable. Rate differences of $854,000 at December 31, 2002 reflect foreign losses tax effected at the local statutory rate, which is typically as much as 20% lower than the US statutory rate of 34%. At December 31, 2002 and 2001, the Company had no federal income tax payable or receivable; however, at December 31, 2002, the Company had a state tax payable of $400,000. As of December 31, 2002, the Company has net operating loss carryforwards of $29 million. The Company has consolidated NOL's that expire as follows:

                 EXP DATE                               NOL
                 --------                               ---
                12/31/2009                         5,096,217
                12/20/2011                           624,195
                12/31/2017                           863,947
                12/31/2018                         5,068,173
                12/31/2019                         5,517,521
                12/31/2020                        10,774,089
                 6/30/2021                         1,013,710
                                             ----------------
              TOTAL                               28,957,852
                                             ----------------

8.  PROPERTY AND EQUIPMENT:

        The major classifications of the Company's fixed assets are as follows at December 31:

                                              2002           2001
                                           -----------    -----------
Office furniture, fixtures and equipment   $ 3,555,103    $ 3,856,210
Building and leasehold improvements          1,333,025      1,135,071
                                           -----------    -----------
                                             4,888,128      4,991,281
Accumulated depreciation                    (2,744,382)    (2,805,863)
                                           -----------    -----------
Property and equipment, net                $ 2,143,746    $ 2,185,418
                                           ===========    ===========

        Depreciation expense was $456,000, $598,000, and $617,000 in 2002, 2001, and 2000, respectively.

9.  SHAREHOLDERS' EQUITY:

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

    Stock Option Plans

        PICO Holdings 1995 Non-Qualified Stock Option Plan. PICO was authorized to issue 521,030 shares of common stock pursuant to awards granting non-qualified stock options to full-time employees (including officers) and directors. The options granted to employees vested at a rate of 33% upon grant and 33% per year on each of the first two anniversaries of the date of grant. A total of 512,005 options have been issued from this plan and at December 31, 2002 452,896 are outstanding. The Company granted stock options in 1996 and 1995 under this plan in the form of non-qualified stock options. All issued options from this plan are fully vested.

        PICO Holdings 1998 Stock Option Agreement. PICO was authorized to issue 100,000 shares of common stock pursuant to awards granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based awards. In October 1998, PICO granted 100,000 non-qualified common stock options to an officer of the Company at an exercise price of $15.625 per share. These options were cancelled during 2001.

        PICO Holdings 1998 Global Equity/PICO Stock Option Plan. In December 1998, PICO assumed 484,967 options to existing Global Equity option holders pursuant to the acquisition of the remaining shares of Global Equity by exchanging PICO options for Global Equity options. The options granted from this plan placed the participants in an economically equivalent position regarding the number of shares, exercise price, and with vesting according to their original terms. The options expired at December 31, 2002.

        PICO Holdings 1999 Stock Option Agreement. PICO is authorized to issue 10,665 shares of common stock pursuant to awards granted as non-qualified stock options and other similar stock-based awards. In January 1999, PICO granted 10,665 non-qualified common stock options to an officer of the Company at an exercise price of $13.25 per share. The options were immediately vested and expire in 10 years.

        PICO Holdings 2000 Non-Statutory Stock Option Plan. PICO is authorized to issue 1,200,000 shares of common stock to employees and non-employee directors of and consultants to the Company, pursuant to awards granted as non-qualified stock options. In April 2000, PICO granted, subject to approval by the Company's shareholders obtained in October 2000, 1,091,223 non-qualified common stock options to employees and non-employee directors of the Company (1,082,223 to employees and 9,000 to directors) at an exercise price of $15 per share. All options in this plan are fully vested at December 31, 2002.

        In July 2001, PICO granted 100,000 non-statutory stock options to an employee at an exercise price of $15 per share. All options in this plan are fully vested at December 31, 2002. They expire in July 2021.

        In August 2001, PICO granted 8,777 non-statutory stock options to an employee at an exercise price of $15 per share. A total of 2,925 of these stock options vested in August 2001, 2,926 stock options vested in August 2002, and 2,926 stock options will vest on August 2, 2003. All options in this plan will expire in August 2021.

        PICO Holdings 2001 Stock Option Agreements. PICO is authorized to issue 46,223 shares of common stock pursuant to awards granted in individual non-qualified stock option agreements. In August 2001, PICO granted the total to three employees of the Company. The exercise price for these non-statutory stock options is $15 per share. One-third of these stock options vested in August 2001, one-third vested in August 2002, and the remaining will vest in August 2003. All of these non-statutory stock options expire in August 2021.

        A summary of the status of the Company's stock options is presented below for the years ended December 31:

                                             2002                        2001                          2000
                                   -------------------------  ----------------------------  ------------------------------
                                                  Weighted                      Weighted                       Weighted
                                      Shares       Average        Shares         Average        Shares          Average
                                    Underlying    Exercise      Underlying      Exercise      Underlying       Exercise
                                     Options       Prices         Options        Prices         Options         Prices
                                   -------------  ----------  ----------------  ----------  ----------------  ------------
Outstanding at beginning of year      1,780,720      $14.60         1,834,599     $ 14.93         1,046,575       $ 15.83
Granted                                                               155,000       15.00         1,091,223         15.00
Exercised                               (17,700)      13.45
Canceled - expired                      (75,778)      15.62          (208,879)      17.72          (303,199)        18.31
                                   ------------               ---------------               ---------------
Outstanding at end of year            1,687,242       14.57         1,780,720       14.60         1,834,599         14.93
Exercisable at end of year            1,668,909       14.57         1,349,312       14.48         1,113,117         14.88
Weighted-average fair value
     of options granted during
     the year                                                                      $ 8.52                          $ 7.15
                                                                                ==========                    ============


         The following table summarizes information about stock options outstanding at December 31, 2002:

                     Options Outstanding                              Options Exercisable
--------------------------------------------------------------    ---------------------------
                                       Weighted
                                       Average      Weighted
                          Number       Remaining    Average          Number       Weighted
     Range of          Outstanding    Contractual   Exercise      Exercisable      Average
  Exercise Prices      at 12/31/02       Life        Price        at 12/31/02    Exercise Price
--------------------   -------------  -----------  -----------    -------------  ------------
$13.25 to $14.40            466,561         2.72       $13.45          463,561        $13.45
      $15.00              1,220,681        17.37       $15.00        1,205,348        $15.00
                       -------------                              -------------
$13.25 to $15.00          1,687,242        13.35       $14.57        1,668,909        $14.57
                       =============                              =============


        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in each year: no dividend yield; risk-free interest rates are different for each grant, and range from 4.9% to 6.97%; expected lives of options are estimated at 10 years for 2001 and 2000; and volatility of 42% for the 2001 grants and 51% for the 2000 grants. No options were granted in 2002.

10. REINSURANCE:

        In the normal course of business, the Company's insurance subsidiaries have entered into various reinsurance contracts with unrelated reinsurers. The Company's insurance subsidiaries participate in such agreements for the purpose of limiting their loss exposure and diversifying their risk. Reinsurance contracts do not relieve the Company's insurance subsidiaries from their obligations to policyholders. All reinsurance assets and liabilities are shown on a gross basis in the accompanying consolidated financial statements. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Such amounts are included in "reinsurance receivables" in the consolidated balance sheets at December 31 is as follows:

                                                              2002         2001
                                                           ----------   ----------
Estimated reinsurance recoverable on:
Unpaid losses and loss adjustment expense                  $7,780,432   $7,474,854
Reinsurance recoverable on paid losses and loss expenses       52,276       33,984
                                                           ----------   ----------
     Reinsurance receivables                               $7,832,708   $7,508,838
                                                           ==========   ==========


        Unsecured reinsurance risk is concentrated in the companies shown in the table below. The Company remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

                CONCENTRATION OF REINSURANCE AT DECEMBER 31, 2002

                                              Reported         Unreported        Reinsurer
                                               Claims            Claims           Balances
                                           ---------------   ---------------   ---------------
TIG Reinsurance Group                           $ 312,612       $    (3,630)        $ 308,982
Mutual Assurance, Inc.                          4,492,471         1,299,904         5,792,375
General Reinsurance                               853,029                             853,029
National Reinsurance Corporation                  428,532                             428,532
North Star Reinsurance Corp.                      185,722                             185,722
Swiss American Reinsurance Corporation            185,722                             185,722
                                           ---------------   ---------------   ---------------
                                              $ 6,458,088       $ 1,296,274       $ 7,754,362
                                           ===============   ===============   ===============

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

        In 1994, the Company entered into a retroactive reinsurance arrangement with respect to its MPL business. As a result, Physicians initially recorded a deferred gain on retroactive reinsurance of $3.4 million in 1994. Deferred gains were amortized into income over the expected payout of the underlying claims using the interest method. Deferred gains of $439,000, $530,000 and $268,000 in 2002, 2001 and 2000, respectively were recorded in income. The unamortized gain at December 31, 2002 was zero and $439,000 at December 31, 2001.

        The following is a summary of the net effect of reinsurance activity on the consolidated financial statements for each of the years ended
    December 31:

                                       2002           2001           2000
                                  ------------    ------------    ------------
Direct premiums written           $         21    $    (18,918)   $    510,364
Reinsurance premiums assumed               427             804         439,122
Reinsurance premiums ceded             (42,217)        704,158      (6,888,981)
                                  ------------    ------------    ------------
     Net premiums written         $    (41,769)   $    686,044    $ (5,939,495)
                                  ============    ============    ============

Direct premiums earned                      27         274,978         696,695
Reinsurance premiums assumed               394             816          (7,230)
Reinsurance premiums ceded             (42,217)        704,158       1,005,729
                                  ------------    ------------    ------------
     Net premiums earned          $    (41,796)   $    979,952    $  1,695,194
                                  ============    ============    ============
Losses and loss adjustment
 expenses incurred (recovered):
     Direct                            859,948      (9,190,670)     (2,979,776)
     Assumed                           (49,314)        (63,091)       (756,306)
     Ceded                          (3,156,948)     (1,675,521)      5,616,843
                                  ------------    ------------    ------------
Net losses and loss adjustment
 expense (recovery)                 (2,346,314)    (10,929,282)      1,880,761
                                  ============    ============    ============

11. RESERVES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES:

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


                                                       2002            2001            2000
                                                   ------------    ------------    ------------
Balance at January 1                               $ 61,537,910    $ 84,383,854    $ 99,718,649
     Less reinsurance recoverable                    (7,474,854)     (9,387,965)    (11,461,973)
                                                   ------------    ------------    ------------
          Net balance at January 1                   54,063,056      74,995,889      88,256,676
                                                   ------------    ------------    ------------
Incurred loss and loss adjustment expenses
     for current accident year claims                       117         172,003       1,100,006
Incurred loss and loss adjustment expenses
     (recoveries) for prior accident year claims     (1,907,552)    (10,571,292)      1,048,408
Retroactive reinsurance                                (438,879)       (529,993)       (267,653)
                                                   ------------    ------------    ------------
     Total incurred (recovered)                      (2,346,314)    (10,929,282)      1,880,761
                                                   ------------    ------------    ------------
Effect of retroactive reinsurance                       438,879         529,993         267,653
                                                   ------------    ------------    ------------
Cumulative effect of accounting change                                                7,520,744
                                                   ------------    ------------    ------------
Payments for claims occurring during:
     Current accident year                                  (50)        (54,591)       (282,587)
     Prior accident years                            (7,232,890)    (10,478,953)    (22,647,358)
                                                   ------------    ------------    ------------
          Total paid                                 (7,232,940)    (10,533,544)    (22,929,945)
                                                   ------------    ------------    ------------
Net balance at December 31                           44,922,681      54,063,056      74,995,889
Plus reinsurance recoverable                          7,780,432       7,474,854       9,387,965
                                                   ------------    ------------    ------------
Balance at December 31                             $ 52,703,113    $ 61,537,910    $ 84,383,854
                                                   ============    ============    ============

        During 2001, medical professional liability insurance claims reserves, net of reinsurance, decreased from $51.6 million to $34.9 million and during 2002 decreased from $34.9 million to $30.3 million. Actuarial analysis of Physicians' loss reserves concluded that Physicians' reserves against claims were significantly greater than the actuary's projections of future claims payments. Accordingly, Physicians reduced its claims reserves by approximately $11.2 million in 2001.

12. EMPLOYEE BENEFIT PLAN:

        PICO maintains a 401(k) Defined Contribution Plan covering substantially all employees of the Company. Matching contributions are based on a percentage of employee compensation. In addition, the Company may make a discretionary contribution at the end of the Plan's fiscal year within limits established by the Employee Retirement Income Securities Act. Total contribution expense incurred by the Company, including payments to employees of Sequoia Insurance Company, was $837,000 in 2002, $855,000 in 2001 and $864,000 in 2000.

13. REGULATORY MATTERS:

        The regulations of the Departments of Insurance in the states where the Company's insurance subsidiaries are domiciled generally restrict the ability of insurance companies to pay dividends or make other distributions. Based upon statutory financial statements filed with the insurance departments as of December 31, 2002, $4.3 million was available for distribution by the Company's wholly-owned insurance subsidiaries to the parent company without the prior approval of the Department of Insurance in the states in which the Company's insurance subsidiaries are domiciled.

14. COMMITMENTS AND CONTINGENCIES:

        The Company leases some of its offices under non-cancelable operating leases that expire at various dates through October 2008. Rent expense was $1 million for each year in the three years ended December 31, 2002.

        Future minimum rental payments required under the leases for the years ending December 31, are as follows:


                2003            844,839
                2004            860,129
                2005            784,137
                2006            559,713
                2007            550,028
                Thereafter    3,287,700
                              ---------
                Total        $6,886,546
                             ==========

        Vidler, a PICO subsidiary, is party to a lease to acquire 30,000 acre-feet of underground water storage privileges and associated rights to recharge and recover water located near the California Aqueduct, northwest of Bakersfield. The agreement requires a minimum payment of $378,000 per year adjusted annually by the engineering price index until 2007. PICO signed a Limited Guarantee agreement with Semitropic Water Storage District ("Semitropic") that requires PICO to guarantee Vidler's annual obligation up to $519,000, adjusted annually by the engineering price index.

        In 2000, PICO Holdings loaned a total of $2.2 million to Dominion Capital Pty. Ltd. ("Dominion Capital"), a private Australian company. In 2001, $1.2 million of the loans became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO has commenced a legal action through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing legal action, and our ability to realize the assets collateralizing the loans, PICO has recorded an allowance for the total outstanding balance of $2.3 million for the loans and interest. PICO has been awarded summary judgment in relation to the principle and interest on the $1.2 million loan and, as a result, Dominion Capital has been placed in receivership. The court appointed receiver is in the process of ascertaining Dominion Capital's assets and liabilities. A court trial date has been set for June 30, 2003 in connection with PICO's $1 million loan and interest.

        The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

15. RELATED-PARTY TRANSACTIONS:

        The employment agreements entered into with Ronald Langley and John R. Hart in 1997 and renewed for 4 years on January 1, 2002 for annual base salaries of $800,000 subject to annual adjustment in January of each year in the same percentage applicable to PICO's other staff members in an amount deemed adequate to provide for inflation, cost of living, and

    20 merit increases based on the CPI and major compensation studies. Each is also entitled to an incentive award based on the growth of the Company's book value per share in excess of a threshold that is calculated as 80% of the previous five year average total return for the S&P 500. At December 31, 2002, the growth in book value per share exceeded the threshold and an award was accrued in the accompanying consolidated financial statements of $1.5 million. No award was paid during 2001 or 2000 under this program.

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

        On March 6, 1996, Charles E. Bancroft, the President and Chief Executive Officer of Sequoia entered into an incentive agreement with Sequoia after its acquisition by Physicians. Under the terms of this incentive agreement, Mr. Bancroft is to receive a payment equal to ten percent of the increase in Sequoia's value upon his retirement, removal from office for reasons other than cause, or the sale of Sequoia to a third party. For purposes of the incentive agreement, the increase in Sequoia's value is to be measured from August 1, 1995; the date Physicians acquired Sequoia. Mr. Bancroft was not eligible to receive any incentive payment, until he was continuously employed by Sequoia from August 1, 1995 through August 1, 1998. The Company recorded compensation expense related to this arrangement of $283,000, 250,000 and $160,000 during the years ended December 31, 2002, 2001 and 2000, respectively. The total accrued incentive will be paid upon the successful completion of the pending sale of Sequoia, which is expected to close on or around March 31, 2003.

        Certain of the Company's subsidiaries had stock option arrangements with officers and other employees for stock of the respective subsidiary. Options are granted under these arrangements at the estimated fair value of the subsidiary's stock at the time of grant. Therefore, no compensation was recorded by the Company related to these arrangements. During 2000, 19,037 options to acquire 1.9% of the existing shares of Vidler were exercised for $109,000 and a loss, calculated in accordance with Staff Accounting Bulletin No. 51, of $526,000 before tax was recorded on the sale.

        In 1998, the Company entered into an agreement with its president and chief executive officer to defer a portion of his 1998 regular compensation in a deferred compensation Rabbi Trust account held in the name of the Company. The deferrals are included within the Company's consolidated balance sheet. Salary deferrals to the trust amounted to $316,000 for 1998. There were no deferrals into this trust in 2002, 2000 or 2001. During 2002, four other Directors elected to defer all or part of their fees into a Rabbi Trust account. Combined deferrals to these accounts were $94,000 for the year. The trusts purchase only PICO stock on the open market. The PICO common stock held in the accounts is subject to the claims of outside creditors, and is reported as treasury stock in the consolidated financial statements.

        In August 1998, the Company acquired 412,846 shares of its common stock at a cost of $1.6 million, and assumed call option obligations for the delivery of these shares when the options are exercised. These call options expire on December 30, 2003 and are held by the chairman of PICO's board and its chief executive officer. On December 31, 1998, 57,307 of these options were exercised for $200,000.

        During 2000, the Company sold its interest in Conex Continental Inc. to Dominion Japan, a Japanese corporation. PICO and Dominion, through its parent, Dominion Capital Pty. Ltd., each have an ownership interest in the common stock of Solpower Corporation. PICO accounts for Solpower at cost and records gains or losses under SFAS 115. PICO loaned Solpower $500,000 to purchase its 50% interest in Protocol Resource Management, Inc. and PICO acquired the other 50% of Protocol. The loan bears interest at 10.8% and PICO received a warrant to purchase 1 million shares of Solpower common stock. PICO recorded its interest in Protocol using the equity method of accounting. In 2002, PICO purchased the remaining 50% of Protocol by redeeming the loan with Solpower. Later in 2002, PICO sold its entire interest in Protocol to an unrelated third party for $400,000. During 2000, PICO loaned approximately $2.2 million to Dominion Capital Pty. Limited. The loans bear interest at a weighted rate of 10.2% and were due in 2001. In May 2001, one of the loans for $1.2 million became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO has commenced legal actions through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing a legal action and our ability to realize the assets collateralizing the loans, PICO recorded an allowance for the total outstanding balance of $2.3 million for the loans and interest during 2001.

16. STATUTORY INFORMATION:

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

        The Company and its wholly-owned insurance subsidiaries' policyholders' surplus and net income (loss) as of and for the years ended December 31, 2002, 2001 and 2000 on the statutory accounting basis are as follows:

                                               2002            2001            2000
                                           ------------    ------------    ------------
Physicians Insurance Company of Ohio:       (Unaudited)
     Statutory net income (loss)           $ (4,856,572)   $  5,412,626    $ 10,212,601
     Policyholders' surplus                  42,266,183      42,859,837      33,996,556
The Professionals Insurance Company: (1)
     Statutory net income                                                  $    130,790
     Policyholders' surplus                                                   3,773,247
Sequoia Insurance Company: (2)
     Statutory net loss                    $ (1,499,260)   $    (50,861)   $ (2,660,660)
     Policyholders' surplus                  32,301,520      29,271,877      23,442,970
Citation Insurance Company:
     Statutory net income                  $  1,641,070    $  2,317,209    $  4,549,292
     Policyholders' surplus                  17,665,606      16,629,106      14,328,017

    (1) The Professionals Insurance Company was merged with Physicians Insurance Company of Ohio on December 21, 2001.

    (2) Sequoia Insurance Company is classified as discontinued operations.

        Sequoia Insurance Company is a wholly owned subsidiary of Physicians Insurance Company of Ohio. In the table above, the statutory surplus of Sequoia ($32.3 million in 2002, $29.3 million in 2001, and $23.4 million in 2000) is also reflected in statutory surplus of Physicians.

17. SEGMENT REPORTING:

        PICO Holdings, Inc. is a diversified holding company. The Company acquire businesses which management believes are undervalued at the time, and have the potential to provide a superior rate of return over time, after considering the risk involved. The over-riding objective is to generate superior long-term growth in shareholders' equity, as measured by book value per share. The Company accounts for segments as described in the significant accounting policies in Note 1.

        Currently the major businesses are owning and developing water rights and water storage operations through Vidler Water Company, Inc.; owning and developing land and the related mineral rights and water rights through Nevada Land & Resource Company, LLC; "running off" the property and casualty loss reserves of Citation Insurance Company and the medical professional liability loss reserves of Physicians Insurance Company of Ohio; the acquisition and financing of businesses; and property and casualty insurance in California and Nevada through Sequoia Insurance Company. In October 2002, the Company signed a definitive agreement to sell Sequoia, and is therefore accounted for as a discontinued operation.

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

    Water Rights and Water Storage

        Vidler is engaged in the following water rights and water storage activities:

    o acquiring water rights, redirecting the water to its highest and best use, and then generating cash flow from either leasing the water or selling the right;

    o   development of storage and distribution infrastructure; and

    o   purchase and storage of water for resale in dry years.


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

    Insurance Operations in Run Off

        This segment is comprised of Physicians Insurance Company of Ohio and Citation Insurance Company.

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

        In this segment, revenues come from premiums earned on policies written and investment income on the assets held by the insurance companies. As expected during the run-off process, the bulk of this segment's revenues come from investment income. Investments directly related to the insurance operations are included within those segments. The assets of discontinued operations are included within the Insurance Run Off segment as the equity of the discontinued operations is owned by Physicians.

    Business Acquisitions and Financing

        This segment contains businesses, interests in businesses, and other parent company assets.

        PICO seeks to acquire businesses which are as undervalued based on fundamental analysis -- that is, the assessment of what the company is worth, based on the private market value of its assets, and/or earnings and cash flow. The Company has acquired businesses and interests in businesses through the purchase of private companies and shares in public companies, both directly through participation in financings and from open market purchases. The business must have special qualities, such as unique assets, a potential catalyst for change, or it is in an industry with attractive characteristics. When buying a company, the Company has a long term horizon, typically 5 years or more, however the Company is prepared to sell if the price received exceeds the return, the Company expects to earn if held.

        Segment information by major operating segment follows:

                                       Land and Related    Water Rights           Insurance            Business
                                        Mineral Rights       and Water            Operations in      Acquisitions &
                                       and Water Rights        Storage              Run Off             Finance       Consolidated
                                        -------------       -------------        -------------        -------------   -------------
2002:
Revenues                                $   4,414,084       $  13,777,016        $   2,625,420        $   8,457,719   $  29,274,239
Income (loss) before income taxes             483,513            (897,344)           4,299,987           (1,180,180)      2,705,976
Identifiable assets                        60,406,824          82,428,762          219,325,970           34,006,655     396,168,211
Depreciation and amortization                  83,605             953,186              332,357               51,658       1,420,806
Capital expenditures                          188,197             215,434               11,040               42,438         457,109


2001:

Revenues (charges)                      $   3,221,433       $  17,964,295        $   6,036,784        $  (3,662,084)  $  23,560,428
Income (loss) before income taxes             131,385           4,988,994           15,996,147          (15,288,493)      5,828,033
Identifiable assets                        59,682,078          97,215,882          181,532,258           35,988,546     374,418,764
Depreciation and amortization                  57,901           1,284,611             (391,986)             246,547       1,197,073
Capital expenditures                           42,556             277,014                                    76,097         395,667


2000:

Revenues (charges)                      $   5,275,770       $   3,123,287        $   6,517,363        $  (5,237,645)  $   9,678,775
Income (loss) before income taxes           1,917,828          (4,854,404)           1,970,815          (16,437,398)    (17,403,159)
Identifiable assets                        52,001,901         108,214,951          167,962,768           63,902,833     392,082,453
Depreciation and amortization                  27,951             988,011             (137,327)           1,012,957       1,891,592
Capital expenditures                                              627,367                7,784              151,466         786,617

    Segment information by geographic region follows:

                                     United
                                     States         Canada          Europe        Australia         Consolidated
                                 -------------------------------------------------------------   -------------------
2002
----
Revenues (charges)                  $ 31,943,501                   $ (2,669,262)                   $ 29,274,239
Income (loss) before income taxes      6,611,242                     (3,905,266)                      2,705,976
Identifiable assets                  360,469,577                     35,698,634                     396,168,211
Depreciation and amortization          1,420,806                                                      1,420,806
Capital expenditures                     457,108                                                        457,108

2001
----
Revenues                            $ 24,099,049                    $  (928,422)   $  389,801      $ 23,560,428
Income before income taxes             5,880,863                        (52,830)                      5,828,033
Identifiable assets                  341,371,349                     25,558,071     7,489,344       374,418,764
Depreciation and amortization          1,197,073                                                      1,197,073
Capital expenditures                     395,667                                                        395,667

2000
----
Revenues (charges)                  $ 12,014,142   $(2,481,956)     $   146,589                    $  9,678,775
Income (loss) before income taxes    (16,738,379)   (2,616,005)       1,951,225                     (17,403,159)
Identifiable assets                  351,546,996     2,114,952       30,269,015    $8,151,490       392,082,453
Depreciation and amortization          1,891,592                                                      1,891,592
Capital expenditures                     786,617                                                        786,617


18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that fair value:

    - CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RECEIVABLES, PAYABLES AND ACCRUED LIABILITIES: Carrying amounts for these items approximate fair value because of the short maturity of these instruments.

    - INVESTMENTS: Fair values are estimated based on quoted market prices, or dealer quotes for the actual or comparable securities. Fair value of warrants to purchase common stock of publicly traded companies is estimated based on values determined by the use of accepted valuation models at the time of acquisition. Fair value for equity securities that do not have a readily determinable fair value is estimated based on the value of the underlying common stock. The Company regularly evaluates the carrying value of securities to determine whether there has been any diminution in value that is other-than-temporary and adjusts the value accordingly.

    - INVESTMENT IN AFFILIATE: Investments in which the Company owns between 20% and 50%, and/or has the ability to significantly influence the operations and policies of the investee, are carried on the equity method. The balance of the investment is regularly evaluated for impairment by comparing the carrying value to quoted market prices.

    - BANK AND OTHER BORROWINGS: Carrying amounts for these items approximate fair value because current interest rates and, therefore, discounted future cash flows for the terms and amounts of loans disclosed in Note 20, are not significantly different from the original terms.

                                                         December 31, 2002                          December 31, 2001
                                             --------------------------------------     --------------------------------------
                                                 Carrying             Estimated            Carrying             Estimated
                                                  Amount             Fair Value             Amount              Fair Value
                                             -----------------     ----------------     ----------------     -----------------
Financial assets:
 Fixed maturities                                 $ 47,566,764         $ 47,566,764         $ 48,780,129          $ 48,780,129
 Equity securities                                  47,430,194           47,430,194           42,485,827            42,485,827
 Investment in unconsolidated affiliates               498,214            3,308,066            2,583,590             6,602,760
 Cash and cash equivalents                          22,079,082           22,079,082           16,342,374            16,342,374
Financial liabilities:
 Bank and other borrowings                          14,636,017           14,636,017           14,596,302            14,596,302

19. BANK AND OTHER BORROWINGS:

        At December 31, 2002 and 2001, bank and other borrowings consisted of loans and promissory notes incurred to finance the purchase of land and equity securities. The weighted average interest rate on these borrowings was approximately 5.4% and 7.2% at December 31, 2002, and 2001, respectively with principal and interest due throughout the term.

                                            2002                 2001
                                     ------------------   -----------------
3.33% (5.58% in 2001) Swiss loans          $ 8,804,790         $ 7,844,084
7% - 8% Notes due:
   2003                                        137,011
  2007 - 2008                                  179,947             208,280
8.5% Notes due:
   2004                                      1,114,848           1,155,120
  2008 - 2009                                2,988,091           3,141,837
   2019                                        772,076           1,563,063
9% -10% Notes due:
   2003                                        183,366             171,277
   2008                                        455,888             512,641
                                     ------------------   -----------------
                                          $ 14,636,017        $ 14,596,302
                                     ==================   =================

           Global Equity SA has a loan facility with a Swiss bank which matures by March 2003, for a maximum of $10.9 million (15 million CHF) based on a margin not higher than 30% of the securities deposited with the bank. It is anticipated the Company will refinance the loan facility when it becomes due. The actual amount available is dependent on the value of the collateral held after a safety margin established by the bank. It may be used as an overdraft or for payment obligations arising from securities transactions. At December 31, 2002 and 2001, $8.8 million bearing interest at 3.33% and $7.8 million bearing interest at 5.58% is outstanding.

           At December 31, 2002 and 2001, $5.8 million and $6.8 million, respectively of the total outstanding borrowings was held within Vidler, primarily incurred to finance the acquisition of lands in the Harquahala Valley. The weighted average rate of interest on these notes is 8.5% and is collateralized by the purchased properties.

           The Company's future minimum principal debt repayments for the years ending December 31 are as follows:

                      2003                $ 9,347,249
                      2004                  1,411,641
                      2005                    372,978
                      2006                    404,588
                      2007                    368,508
                      Thereafter            2,731,053
                      -------------------------------
                        Total             $14,636,017
                                          ===========


20.  CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLE:

        Effective July 1, 2001 the Company adopted SFAS No. 141, "Business Combinations," and effective January 1, 2002, SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 is reflected in Company's consolidated financial statements as a cumulative effect of change in accounting principle. The cumulative adjustment of $2 million is comprised of a gain from recognizing negative goodwill of $2.8 million offset by write-off's of goodwill of $800,000. Had the Company ceased amortizing goodwill as of the first day of the earliest period presented, net income or loss for each of the years ended December 31, would be as follows:

                                                                    2002               2001              2000
                                                                -----------        -----------       -----------
      Net income (loss) as reported                               5,929,145          5,113,905       (11,300,556)
      Amortization of goodwill, net                                                    321,152            518,884
      Cumulative effect of change in accounting principle        (1,984,744)
                                                                -----------        -----------       -----------
      Pro forma net income (loss)                                 3,944,401          5,435,057       (10,781,672)
                                                                ===========        ===========       ===========
      Net income (loss) per share
        basic and diluted as reported                           $      0.48        $      0.41       $     (0.97)
      Amortization of goodwill, net                                                       0.03              0.04
      Cumulative effect of change in accounting principle             (0.16)
                                                                -----------        -----------       -----------
      Adjusted net income (loss) per share                      $      0.32        $      0.44       $     (0.93)
                                                                ===========        ===========       ===========




        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities." As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position measure those instruments at fair value and recognize changes in fair value in earnings for the period of change unless the derivative qualifies as an effective hedge that offsets certain exposure. As a result of this adoption, the Company recorded a transition adjustment in the first quarter of 2001 that decreased net income by approximately $1 million, net of a $500,000 tax benefit and increased other comprehensive income by the same amount (no effect on shareholders' equity). These adjustments are reported as a cumulative effect of change in accounting principle in the accompanying consolidated financial statements.

        In the fourth quarter of 2000, the Company received notification from the Ohio Department of Insurance that it would no longer permit the Company to discount its MPL reserves for statutory accounting practices. Accordingly, the Company discontinued discounting its MPL reserves in its statutory filing with the Ohio Department of Insurance and financial statements prepared in accordance with GAAP for the year ended December 31, 2000. The effect of this change was to increase the unpaid losses and loss adjustment expenses reserve by $7.5 million and a cumulative effect of accounting principle of $5 million, or $0.43 per share, net of an income tax benefit of approximately $2.5 million. Had the change been made as of the first day of the earliest period presented, the net loss and loss per share for 1999 and 1998 would have been reduced by $995,000 and $0.11 per share and $643,000, and $0.11 per share, respectively.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.





                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   The information required by this item regarding directors will be set forth in the section headed "Election of Directors" in our definitive proxy statement with respect to our 2003 annual meeting of shareholders, to be filed on or before April 30, 2003 and is incorporated herein by reference. Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption "Executive Officers".

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item will be set forth in the section headed "Executive Compensation" in our 2003 definitive proxy statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item will be set forth in the section headed "Security Ownership of Certain Beneficial Owners and Management" in our 2003 definitive proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item will be set forth in the section headed "Certain Relationships and Related Transactions" and "Compensation Committee, Interlocks and Insider Participation" in our definitive 2003 proxy statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. CONTROLS AND PROCEDURES

   (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

   (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              (a)   FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.


                                         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    1.    FINANCIAL STATEMENTS.

                          Independent Auditors' Report ..................................            57
                          Consolidated Balance Sheets as of December 31, 2002 and 2001 ..           58-59
                          Consolidated Statements of Operations for the Years
                                Ended December 31, 2002, 2001 and 2000 ..................            60
                          Consolidated Statements of Shareholders' Equity
                                for the Years Ended December 31, 2002, 2001 and 2000 ....           61-63
                          Consolidated Statements of Cash Flows for the Years
                                Ended December 31, 2002, 2001 and 2000 ..................            64
                          Notes to Consolidated Financial Statements ....................           65-92

                    2.    FINANCIAL STATEMENT SCHEDULES.

                          Independent Auditors' Report...................................            94
                          Schedule I - Condensed Financial Information of Registrant.....           95-96
                          Schedule II - Valuation and Qualifying Accounts................            97
                          Schedule V - Supplementary Insurance Information...............           98-100


          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES




To the Shareholders and Board of Directors of PICO Holdings, Inc.:


We have audited the consolidated financial statements of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 27, 2003 which report includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No 142, "Goodwill and Intangible Assets" in 2002 and a change in accounting for medical professional liability claims reserves in 2000; such report is included elsewhere in this Form 10-K. Our audits of the consolidated financial statements also included the financial statement schedules of the Company, listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Diego, California
March 27, 2003

                                   SCHEDULE I

      CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS




                                                                                        December 31,         December 31,
                                                                                            2002                 2001
                                                                                       -------------        -------------
ASSETS

Cash and cash equivalents                                                              $  13,430,400        $   1,559,584
Investments in subsidiaries                                                              144,352,868          134,957,362
Equity securities and other investments                                                   27,682,994           29,279,888
Deferred income taxes                                                                      5,483,344           10,486,309
Other assets                                                                              38,683,506           32,690,726
                                                                                       -------------        -------------
     Total assets                                                                      $ 229,633,112        $ 208,973,869
                                                                                       =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expense and other liabilities                                                  $   8,601,408        $   1,075,362
                                                                                       -------------        -------------
Common stock, $.001 par value, authorized 100,000,000 shares: issued 16,801,923
     at December 31, 2002 and 16,784,223 at December 31, 2001                                 16,802               16,784
Additional paid-in capital                                                               236,082,703          235,844,655
Accumulated other comprehensive income (loss)                                              3,833,676           (3,225,867)
Retained earnings                                                                         59,320,715           53,391,570
                                                                                       -------------        -------------
                                                                                         299,253,896          286,027,142
Less treasury stock, at cost (2002: 4,422,681 shares and 2001: 4,415,607 shares)         (78,222,192)         (78,128,635)
                                                                                       -------------        -------------
     Total shareholders' equity                                                          221,031,704          207,898,507
                                                                                       -------------        -------------
     Total liabilities and shareholders' equity                                        $ 229,633,112        $ 208,973,869
                                                                                       =============        =============

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 2002 Form 10-K

                                   SCHEDULE I

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
                   CONDENSED STATEMENTS OF OPERATIONS FOR THE
                            YEARS ENDED DECEMBER 31,

                                                                          2002                2001                2000
                                                                       ------------        ------------        ------------
Investment income (loss), net                                          $ 13,913,246        $  3,058,533        $ (4,067,068)
Equity in income (loss) of subsidiaries                                  (1,422,091)          8,424,280             357,935
                                                                       ------------        ------------        ------------
     Total revenues (charges)                                            12,491,155          11,482,813          (3,709,133)
Expenses                                                                  9,862,307           8,587,153           6,055,643
                                                                       ------------        ------------        ------------
Income (loss) from continuing operations before income taxes              2,628,848           2,895,660          (9,764,776)
Benefit for income taxes                                                  1,518,253            (881,321)         (2,475,383)
                                                                       ------------        ------------        ------------
Income (loss) before cumulative effect                                    1,110,595           3,776,981          (7,289,393)
Income from discontinued operations, net                                  2,833,806           2,317,495             952,528
Cumulative effect of accounting change, net                               1,984,744            (980,571)         (4,963,691)
                                                                       ------------        ------------        ------------
Net income (loss)                                                      $  5,929,145        $  5,113,905        $(11,300,556)
                                                                       ============        ============        ============


                              CONDENSED STATEMENTS OF CASH FLOWS


Cash flow from operating activities:                                       2002                2001                2000
                                                                       ------------        ------------        ------------
Net income (loss)                                                      $  5,929,145        $  5,113,905        $(11,300,556)
Adjustments to reconcile net income (loss) to net cash
  used or provided by operating activities:
     Equity in (income) loss of subsidiaries                              1,422,091          (8,424,280)           (357,935)
     Income from discontinued operations, net                            (2,833,806)         (2,317,495)           (952,528)
     Cumulative effect of accounting change, net                         (1,984,744)            980,571           4,963,691
          Changes in assets and liabilities:
               Accrued expenses and other liabilities                     8,367,856          (1,478,664)        (15,765,565)
               Other assets                                              (1,831,625)          1,882,161         (37,926,455)
                                                                       ------------        ------------        ------------
          Net cash provided by (used in) operating activities             9,068,917          (4,243,802)        (61,339,348)
                                                                       ------------        ------------        ------------
Cash flow from investing activities:
     Sale of investments                                                 21,100,950           1,771,284          12,910,084
     Purchase of investments                                            (18,443,560)
                                                                       ------------        ------------        ------------
          Net cash provided by investing activities                       2,657,390           1,771,284          12,910,084
Cash flow from financing activities:
     Cash received from exercise of stock options                           238,066
     Cash received from rights offering, net                                                                     49,843,163
     Purchase of treasury shares for deferred compensation plans            (93,557)           (299,000)
                                                                       ------------        ------------        ------------
          Net cash provided by (used in) financing activities               144,509            (299,000)         49,843,163
                                                                       ------------        ------------        ------------
          Increase in cash and cash equivalents                          11,870,816          (2,771,518)          1,413,899
Cash and cash equivalents, beginning of year                              1,559,584           4,331,102           2,917,203
                                                                       ------------        ------------        ------------
Cash and cash equivalents, end of year                                 $ 13,430,400        $  1,559,584        $  4,331,102
                                                                       ============        ============        ============

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K

                                  SCHEDULE II

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS


                                                                 Additions
                                                              -----------------
                                             Balance at          Charged to                              Balance
                                              Beginning          Costs and                                 End
             Description                      of Period           Expenses          Deductions          of Period
             -----------                    --------------    -----------------    --------------     --------------
Year-end December 31, 2002:
 Allowance for doubtful accounts              $ 2,500,604                                               $ 2,500,604
 Deferred tax valuation allowance             $ 3,389,620                            $ (2,980,872)          408,748

Year-end December 31, 2001:
 Allowance for doubtful accounts              $   164,300         $ 2,633,204          $ (296,900)      $ 2,500,604
 Deferred tax valuation allowance             $ 3,757,054                              $ (367,434)      $63,389,620

Year-end December 31, 2000:
 Allowance for doubtful accounts              $    49,488         $   114,812                           $   164,300
 Deferred tax valuation allowance             $   471,638         $ 3,285,416                           $ 3,757,054

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                               December 31, 2002

                          Losses,
                          Claims                                                 Losses
                         and Loss                               Net                and                Other              Net
                          Expense          Premium           Investment            Loss             Operating          Premiums
                          Reserves         Revenue             Income            Recoveries          Expenses           Written
                        -------------  -----------------   -----------------  -----------------   ----------------   -------------
Medical
professional
liability                   $ 36,398              $ 382             $   679           $ (1,458)          $    395           $ 382

Other property
and casualty                  16,305               (424)              1,589               (889)               276            (424)
                        -------------  -----------------   -----------------  -----------------   ----------------   -------------

Total medical
professional
liability and property
and casualty                  52,703                (42)              2,268             (2,347)               671             (42)

Other operations                                                      3,117                                26,035
                        -------------  -----------------   -----------------  -----------------   ----------------   -------------
Total continuing            $ 52,703              $ (42)            $ 5,385           $ (2,347)          $ 26,706           $ (42)
                        =============  =================   =================  =================   ================   =============

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                  (In thousands)
                                December 31, 2001



                         Losses,
                         Claims                                    Losses
                        and Loss                      Net           and           Other          Net
                         Expense       Premium    Investment        Loss        Operating     Premiums
                        Reserves       Revenue      Income        Expenses      Expenses       Written
                       ------------   ----------  ------------   -----------   ------------   ----------
Medical
professional
liability                 $ 40,543        $ 755       $ 1,097     $ (11,158)      $    626        $ 755

Other property
and casualty                20,995          225         2,266           228            343          225
                       ------------   ----------  ------------   -----------   ------------   ----------
Total medical
professional
liability and property
and casualty                61,538          980         3,363       (10,930)           969          980

Other operations                                        2,673                       26,164
                       ------------   ----------  ------------   -----------   ------------   ----------
Total continuing          $ 61,538        $ 980       $ 6,036     $ (10,930)      $ 27,133        $ 980
                       ============   ==========  ============   ===========   ============   ==========

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                               December 31, 2000




                        Expenses          Premiums      Revenue           Income           Expenses        Expenses      Written
                     ---------------   --------------- -------------  ---------------   ---------------  ------------- ------------
Medical
professional
liability                  $ 58,610                         $ 1,853          $ 1,543           $ 1,063        $ 1,565      $ 1,853

Other property
and casualty                 25,774             $ 294          (158)           2,612               818          1,100         (158)
                     ---------------   --------------- -------------  ---------------   ---------------  ------------- ------------

Total medical
professional
liability and property
and casualty                 84,384               294         1,695            4,155             1,881          2,665        1,695

Other operations                                                               1,323                           21,284
                     ---------------   --------------- -------------  ---------------   ---------------  ------------- ------------
Total continuing           $ 84,384             $ 294       $ 1,695          $ 5,478           $ 1,881       $ 23,949      $ 1,695
                     ===============   =============== =============  ===============   ===============  ============= ============

3. EXHIBITS

      Exhibit
      Number                              Description
      ------                              -----------

              + 3.1  Amended and Restated Articles of Incorporation of PICO.

             ++ 3.2  Amended and Restated By-laws of PICO.

          +++ 10.57  PICO 1995 Non-Qualified Stock Option Plan.

         ++++ 10.58  PICO 2000 Nonstatutory Stock Option Plan.

                21. Subsidiaries of PICO. See "Notes To Consolidated Financial Statements, 1. Nature of Operations and Significant Accounting Policies."

              23.1.  Independent Auditors' Consent - Deloitte & Touche LLP.

              99.1.  Certification of Chief Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2.  Certification of Chief Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

     -------------

     + Incorporated by reference to exhibit of same number filed with Form 8-K dated December 4, 1996.

     ++ Filed as Appendix to the prospectus in Part I of Registration Statement on Form S-4 (File No. 333-06671).

     +++ Incorporated by reference to exhibit filed with Physicians' Registration Statement No. 33-99352 on Form S-1 filed with the SEC on November 14, 1995.

     ++++ Incorporated by reference to Proxy Statement for Annual Meeting of Shareholders to be Held on October 19, 2000, dated September 8, 2000, and filed with the SEC on September 11, 2000.

     (B) REPORTS ON FORM 8-K.

          There were no Form 8-K filings in 2002.

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

 Date:  March 31, 2003
                                        PICO Holdings, Inc.


                                        By:           /s/ John R. Hart
                                           ------------------------------------
                                                        John R. Hart
                                                    Chief Executive Officer
                                                    President and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 31, 2003 the following persons in the capacities indicated.

/s/ Ronald Langley                                      Chairman of the Board
----------------------------------------
Ronald Langley

/s/ John R. Hart                                        Chief Executive Officer, President and Director
----------------------------------------                (Principal Executive Officer)
John R. Hart

/s/ Maxim C. W. Webb                                    Chief Financial Officer and Treasurer
----------------------------------------                (Chief Accounting Officer)
Maxim C. W. Webb


/s/ S. Walter Foulkrod, III, Esq.                       Director
----------------------------------------
S. Walter Foulkrod, III, Esq.

/s/ Richard D. Ruppert, MD                              Director
----------------------------------------
Richard D. Ruppert, MD


/s/ Carlos C. Campbell                                  Director
----------------------------------------
Carlos C. Campbell

/s/ Robert R. Broadbent                                 Director
----------------------------------------
Robert R. Broadbent

/s/ John D. Weil                                        Director
----------------------------------------
John D. Weil

                                 CERTIFICATIONS

I, John R. Hart, certify that:

    1. I have reviewed this annual report on Form 10-K of PICO Holdings, Inc.("the Registrant"):

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

    4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                    /s/  John R. Hart
                                        ------------------
                                        John R. Hart
                                        Chief Executive Officer

                                 CERTIFICATIONS

I, Maxim C. W. Webb, certify that:

    1. I have reviewed this annual report on Form 10-K of PICO Holdings, Inc. ("the Registrant"):

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

    4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b. any fraud whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                    /s/ Maxim C. W. Webb
                                        ------------------------------
                                        Maxim C. W. Webb
                                        Chief Financial Officer and Treasurer