Form 10-Q
period 2003-03-31
PICO HOLDINGS INC /NEW
filed 2003-05-12
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q



                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from _______ to

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

                                 YES  X     NO
                                     ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                                 YES  X     NO
                                     ---

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 12,379,042 as of March 31, 2003, excluding 4,422,881 shares of common stock held by the registrant and its subsidiaries.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                           --------

PART I:  FINANCIAL INFORMATION

         Item 1:     Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets as of                                              3
                     March 31, 2003 and December 31, 2002

                     Condensed Consolidated Statements of Operations for the Three                            4
                     Months Ended March 31, 2003 and 2002 (As Restated)

                     Condensed Consolidated Statements of Cash Flows for                                      5
                     the Three Months Ended March 31, 2003 and 2002

                     Notes to Condensed Consolidated Financial Statements                                     6

         Item 2:     Management's Discussion and Analysis of Financial                                       11
                     Condition and the Results of Operations

         Item 3:     Quantitative and Qualitative Disclosure About Market Risk                               19

         Item 4:     Controls and Procedures                                                                 20

PART II:  OTHER INFORMATION

         Item 1:     Legal Proceedings                                                                       20

         Item 2:     Changes in Securities and Use of Proceeds                                               20

         Item 3:     Defaults Upon Senior Securities                                                         20

         Item 4:     Submission of Matters to a Vote of Security Holders                                     20

         Item 5:     Other Information                                                                       20

         Item 6:     Exhibits and Reports on Form 8-K                                                        21

         Signature                                                                                           22

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                          March 31,              December 31,
                                                                                            2003                     2002
                                                                                  ------------------------   --------------------
                                         ASSETS
Investments                                                                                  $116,086,693            $95,495,170
Investments - Discontinued Operations                                                                                 78,442,627
Cash and cash equivalents                                                                      32,972,376             22,079,082
Premiums and other receivables, net                                                             9,515,071              5,472,834
Reinsurance receivables                                                                         7,493,237              7,832,708
Land and related mineral rights and water rights, net                                         117,094,331            116,790,891
Property and equipment, net                                                                     2,054,057              2,143,746
Net deferred income taxes                                                                       4,791,147              6,079,810
Other assets - Discontinued Operations                                                                                52,138,398
Other assets                                                                                   10,068,141              9,692,945
                                                                                  ------------------------   --------------------
         Total assets                                                                        $300,075,053           $396,168,211
                                                                                  ========================   ====================

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                                    $50,799,587            $52,703,113
Unpaid losses and loss adjustment expenses - Discontinued Operations                                                  49,162,995
Reinsurance balance payable                                                                       538,000                538,000
Bank and other borrowings                                                                      14,770,000             14,636,017
Other liabilities - Discontinued Operations                                                                           44,085,976
Other liabilities                                                                              11,106,113             10,902,399
                                                                                  ------------------------   --------------------
         Total liabilities                                                                     77,213,700            172,028,500
                                                                                  ------------------------   --------------------
Minority interest                                                                               2,993,407              3,108,007
                                                                                  ------------------------   --------------------
Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
     16,801,923 issued and outstanding in 2003 and 2002                                            16,802                 16,802
Additional paid-in capital                                                                    236,082,703            236,082,703
Retained earnings                                                                              60,177,145             59,320,715
Accumulated other comprehensive income                                                          1,815,934              3,833,676
Treasury stock, at cost (common shares: 4,422,881 in 2003 and 4,422,681 in 2002)             (78,224,638)           (78,222,192)
                                                                                  ------------------------   --------------------
         Total shareholders' equity                                                           219,867,946            221,031,704
                                                                                  ------------------------   --------------------
                 Total liabilities and shareholders' equity                                  $300,075,053           $396,168,211
                                                                                  ========================   ====================


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    Three Months Ended March 31,
                                                                                  2003                      2002
                                                                        ------------------------  ------------------------
                                                                                                       (AS RESTATED,
                                                                                                        SEE NOTE 9)
Revenues:
  Net investment income                                                      $       876,292.00       $      1,449,771.00
  Net realized loss on investments                                                     (547,784)                 (805,148)
  Sale of land and water rights                                                          19,914                 7,364,865
  Rents, royalties and lease                                                            387,097                   444,286
  Other                                                                                 747,385                   516,777
                                                                        ------------------------  ------------------------
  Total revenues                                                                      1,482,904                 8,970,551
                                                                        ------------------------  ------------------------
Costs and Expenses:
  Operating and other costs                                                           3,541,187                 3,347,334
  Cost of land and water rights sold                                                      9,269                 4,910,430
  Loss and loss adjustment expenses                                                      13,991                    17,510
  Depreciation and amortization                                                         304,705                   256,025
  Interest                                                                              179,257                   217,318
                                                                        ------------------------  ------------------------
  Total costs and expenses                                                            4,048,409                 8,748,617
                                                                        ------------------------  ------------------------
Equity in loss of unconsolidated affiliates                                            (340,396)                 (397,956)
                                                                        ------------------------  ------------------------
  Loss before income taxes and  minority interest                                    (2,905,901)                 (176,022)
Provision (benefit) for income taxes                                                   (777,900)                  229,448
                                                                        ------------------------  ------------------------
  Loss before minority interest                                                      (2,128,001)                 (405,470)
Minority interest in loss of subsidiaries                                               114,601                    48,618
                                                                        ------------------------  ------------------------
Loss from continuing operations                                                      (2,013,400)                 (356,852)

  Income from discontinued operations, net of taxes of $1.3 million                   2,388,848                   235,505
  Gain on disposal of discontinued operations, net (See Note 6)                         480,982
                                                                        ------------------------  ------------------------
                                                                                        856,430                  (121,347)
  Cumulative effect of change in accounting principle (See Note 5)                                              1,984,744
                                                                        ------------------------  ------------------------
 Net income                                                                   $         856,430         $       1,863,397
                                                                        ========================  ========================

Net income per common share - basic and diluted:
------------------------------------------------
  Loss from continuing operations                                             $           (0.16)        $           (0.03)
  Discontinued operations                                                                  0.23                      0.02
  Cumulative effect of change in accounting principle                                                                0.16
                                                                        ------------------------  ------------------------
    Net income per common share                                               $            0.07         $            0.15
                                                                        ========================  ========================
Weighted average shares outstanding                                                  12,379,042                12,367,021
                                                                        ========================  ========================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                          2003                    2002
                                                                                   -------------------     --------------------
OPERATING ACTIVITIES:
  Net cash used in operating activities                                                 ($5,982,512)            ($4,613,734)
  Net cash (used in) provided by discontinued operations                                ($1,448,722)             $1,806,611
                                                                                   -------------------     --------------------
                                                                                        ($7,431,234)            ($2,807,123)
                                                                                   -------------------     --------------------

INVESTING ACTIVITIES:
  Purchases of investments                                                              (12,149,365)            (24,352,187)
  Proceeds from sale of discontinued operations                                          25,202,442
  Proceeds from sale of investments                                                       2,687,388               7,295,093
  Proceeds from maturity of investments                                                   3,005,000              12,592,383
  Purchases of property and equipment                                                       (43,811)                (37,232)
  Investing cash flows from discontinued operations                                                              (2,103,754)
                                                                                   -------------------     --------------------
    Net cash provided by (used in) investing activities                                  18,701,654              (6,605,697)
                                                                                   -------------------     --------------------

FINANCING ACTIVITIES:
  Repayments of debt                                                                        (41,501)               (717,685)
  Purchase of treasury stock for deferred compensation plans                                 (2,446)                (21,678)
                                                                                   -------------------     --------------------
    Net cash used in financing activities                                                   (43,947)               (739,363)
                                                                                   -------------------     --------------------

Effect of exchange rate changes on cash                                                    (333,179)                276,978
                                                                                   -------------------     --------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         10,893,294              (9,875,205)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           22,079,082              16,342,374
                                                                                   -------------------     --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  32,972,376          $    6,467,169
                                                                                   ===================     ====================

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest:                                                        $     156,805          $      211,246
                                                                                   ===================     ====================
       Cash paid for taxes:                                                           $     550,000
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

          In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of March 31, 2003 and December 31, 2002, the results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002, have been included and are only of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

          These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and the Results of Operations and Risk Factors contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC.

          The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of land and water rights, investments, unpaid losses and loss adjustment expenses, deferred income taxes, accounts and loans receivable, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 2003 and December 31, 2002, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

2.   EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options using the treasury method, if dilutive. The number of additional shares is calculated by assuming that the outstanding options and warrants were exercised, and that the proceeds were used to acquire shares of common stock at the average market price during the period.

         For the three months ended March 31, 2003 and 2002, there is no difference between basic and diluted earnings per share since the Company reported a loss from continuing operations and consequently the impact of options and warrants would be anti-dilutive. In the three months ended March 31, 2003 and 2002, options to acquire approximately 1.7 million shares were excluded from the calculation of the diluted weighted average shares outstanding.

3.   COMPREHENSIVE INCOME (LOSS)

          The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

          The components of comprehensive income (loss) are as follows:

                                                                     Three Months Ended
                                                                          March 31,
                                                               2003                    2002
                                                       ---------------------   ---------------------
  Net income                                                 $    856,430           $   1,863,397
  Net change in unrealized (depreciation)
    appreciation on available for sale investments             (2,355,173)                770,814
  Net change in foreign currency translation                      337,431                 745,355
                                                       ---------------------   ---------------------
Total comprehensive income (loss)                            $ (1,161,312)          $   3,379,566
                                                       =====================   =====================

          Total comprehensive loss for the three months ended March 31, 2003 is net of deferred income tax benefit of $51,000 and for the three months ended March 31, 2002 comprehensive income is net of a deferred income tax expense of $264,000.

          The components of accumulated comprehensive income are as follows:

                                                                                        March 31,           December 31,
                                                                                          2003                  2002
                                                                                    ------------------    -----------------
  Unrealized appreciation
     on available for sale investments                                                   $  7,644,269         $  9,999,442
  Foreign currency translation                                                             (5,828,335)          (6,165,766)
                                                                                    ------------------    -----------------
Accumulated other comprehensive income                                                   $  1,815,934         $  3,833,676
                                                                                    ==================    =================

          Accumulated other comprehensive income is net of deferred income tax liability of $3.1 million at March 31, 2003, and $3.5 million at December 31, 2002.

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

          In 2000, PICO Holdings loaned a total of $2.2 million to Dominion Capital Pty. Ltd. ("Dominion Capital"), a private Australian company. In 2001, $1.2 million of the loans became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO has commenced a legal action through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing legal action, and the Company's ability to realize the assets collateralizing the loans, PICO recorded an allowance in 2001 for the total outstanding balance of $2.3 million for the loans and interest. PICO has been awarded summary judgment in relation to the principle and interest on the $1.2 million loan and, as a result, Dominion Capital has been placed in receivership. The court appointed receiver is in the process of ascertaining Dominion Capital's assets and liabilities. A court trial date is set for June 2003 in connection with PICO's $1 million loan and interest.

          The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5.   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

          The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Consequently, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value for impairment. The adoption of SFAS No. 142 is reflected in Company's consolidated financial statements as a cumulative effect of change in accounting principle at January 1, 2002. The cumulative adjustment of $2 million is comprised of negative goodwill of $2.8 million and positive goodwill of $800,000. The positive goodwill of $800,000 was deemed impaired based on a present value analysis of the underlying cash flows.

6.   SALE OF SEQUOIA INSURANCE COMPANY

          On March 31, 2003, the sale of Sequoia closed for gross proceeds of $43.1 million, which was satisfied by $25.2 million in cash, and a dividend of equity and debt securities previously held by Sequoia with a market value of $17.9 million. However, the final sale price will not be determined until 60 days after the closing date and is potentially subject to change. For the three months ended March 31, 2003, net income from Sequoia was $2.4 million, which is reported as "Income from discontinued operations, net." The Company also recorded a $481,000 gain on disposal, net of estimated income taxes of $301,000 and selling costs of $844,000, which is reported as "Gain on disposal of discontinued operations, net."

7.   STOCK-BASED COMPENSATION

          In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 requires more prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation as well as pro forma disclosure of the effect in interim financial statements. The Company has elected to continue accounting for stock-based compensation under the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees."

          Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 148, the Company's net income and net income per share would approximate the following pro forma amounts for the three months ended March 31:


                                                                  2003             2002
                                                             --------------- -----------------
Reported net income                                             $   856,430      $  1,863,397
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of income tax                                                       (40,730)         (111,389)
                                                             --------------- -----------------
Pro forma net income                                            $   815,700      $  1,752,008
                                                             =============== =================
Reported net income per share: basic and diluted                 $     0.07        $     0.15
                                                             =============== =================
Pro forma net income per share: basic and diluted                $     0.07        $     0.14
                                                             =============== =================

          The effects of applying SFAS No. 148 in this pro forma disclosure are not indicative of future amounts.

8.   SEGMENT REPORTING

          PICO Holdings, Inc. is a diversified holding company engaged in four major operating segments: Vidler Water Company, Nevada Land & Resource Company, Business Acquisitions and Financing, and Insurance Operations in Run Off.

          The accounting policies of the reportable segments are the same as those described in the Company's 2002 annual report on Form 10-K. Segment performance is measured by revenues and segment profit before tax in addition to changes in shareholders' equity. This information provides the basis for calculation of return on shareholders' equity, which is the main performance measurement used in analyzing segment performance.

          At March 31, 2003, total assets decreased approximately $96.1 million from December 31, 2002, primarily as a result of the sale of Sequoia.

          Segment revenues and income (loss) before taxes and minority interest for the first quarter of 2003 and 2002 were:

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                  ---------------------------------------------------
                                                                        2003                              2002
                                                                  -----------------                  ----------------
         REVENUES:
         Vidler Water Company                                            $ 583,303                        $7,861,412
         Nevada Land & Resource Company                                    568,742                           397,015
         Business Acquisitions and Financing                             (226,000)                          (10,957)
         Insurance Operations in Run Off                                   557,353                           723,081
                                                                  -----------------                  ----------------
              Total Revenues                                            $1,482,904                        $8,970,551
                                                                  =================                  ================

         INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST:
         Vidler Water Company                                          $ (781,580)                        $1,830,380
         Nevada Land & Resource Company                                     47,034                         (160,780)
         Business Acquisitions and Financing                           (2,176,460)                       (2,264,854)
         Insurance Operations in Run Off                                     5,104                           419,232
                                                                  -----------------                  ----------------
              Loss Before Taxes and Minority Interest                 $(2,905,901)                        $(176,022)
                                                                  =================                  ================

9.   RESTATEMENT/RECAST OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

          Subsequent to the issuance of the Company's condensed consolidated financial statements for the three months ended March 31, 2002, the Company determined that it needed to record other-than-temporary impairments on marketable securities.

          During the last quarter of 2002, the Company classified the operations of Sequoia Insurance Company as a discontinued operation, and recast amounts previously reported to reflect net income from Sequoia as a single line on the statement of operations, and condensed the assets and liabilities on the balance sheet. As a result, the numbers shown below and labeled "As Previously Reported and Recast" reflect this change in presentation.

     Other-Than-Temporary Impairments:

          The Company has previously recorded realized losses from other-than-temporary impairments on certain marketable securities. However, the Company determined that it should have recorded additional other-than-temporary impairment charges on other marketable securities. For the three months ended March 31, 2002, additional impairment charges of $947,000 were recorded.

          As a result, the Company has restated its condensed consolidated financial statements for the three months ended March 31, 2002 from amounts previously reported to record other-than-temporary impairments on marketable securities.

                                                              STATEMENT OF OPERATIONS
                                                                 Three Months Ended
                                                                   March 31, 2002
                                                As Previously Reported and
                                                         Recast               As Restated and Recast
                                                -----------------------------------------------------
Realized gain (loss) on investments                      $       142,079             $      (805,148)
Total revenues                                           $     9,917,778             $     8,970,551
Income (loss) before taxes and minority
  interest                                               $       771,205             $      (176,022)
Income tax expense                                       $       326,515             $       229,448
Income (loss) from continuing
  operations before minority interest                    $       444,690             $      (405,470)
Net income (loss)                                        $     2,713,558             $     1,863,397


Income per share - basic and diluted                     $          0.22             $          0.15
                                                =========================   =========================

                                                                COMPREHENSIVE INCOME
                                                                 Three Months Ended
                                                                   March 31, 2002
                                                As Previously Reported and
                                                         Recast               As Restated and Recast
                                                -----------------------------------------------------

Net income                                               $     2,713,558             $     1,863,397
Net change in unrealized appreciation
  (depreciation) on available for sale
  investments                                                    (79,347)                    770,814
Net change in foreign currency translation
                                                                 745,355                     745,355
                                                -------------------------   -------------------------
Total comprehensive income                               $     3,379,566             $     3,379,566
                                                =========================   =========================


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-Q (INCLUDING THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTION) CONTAINS "FORWARD-LOOKING STATEMENTS" REGARDING OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND PROSPECTS. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," AND SIMILAR EXPRESSIONS OR VARIATIONS OF SUCH WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q. ADDITIONALLY, STATEMENTS CONCERNING FUTURE MATTERS ARE FORWARD-LOOKING STATEMENTS.

     ALTHOUGH FORWARD-LOOKING STATEMENTS IN THE FORM 10-Q REPRESENT THE GOOD FAITH JUDGMENT OF OUR MANAGEMENT, SUCH STATEMENTS CAN ONLY BE BASED ON FACTS AND FACTORS CURRENTLY KNOWN BY US. CONSEQUENTLY, FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS AND OUTCOMES COULD DIFFER FROM THOSE DISCUSSED IN OR ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. FACTORS WHICH COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES IN RESULTS AND OUTCOMES INCLUDE, WITHOUT LIMITATION, THOSE DISCUSSED UNDER THE HEADING "RISK FACTORS" AND ELSEWHERE IN OUR 2002 ANNUAL REPORT ON FORM 10-K. READERS ARE URGED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS FORM 10-Q. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE ANY FORWARD-LOOKING STATEMENT IN ORDER TO REFLECT ANY EVENT OR CIRCUMSTANCE WHICH MAY ARISE AFTER THE DATE OF THIS FORM 10-Q. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE IN THIS FORM 10-Q AND OUR 2002 ANNUAL REPORT ON FORM 10-K, WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS WHICH MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND PROSPECTS.

     The condensed consolidated financial statements and other portions of this quarterly report on Form 10-Q for the period ended March 31, 2003, including
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," reflect the effects of (1) the restatement of our condensed consolidated financial statements for the quarterly period ended March 31, 2002 as detailed in Note 9 of Notes to Condensed Consolidated Financial Statements; and (2) presenting Sequoia Insurance Company as a discontinued operation.


INTRODUCTION
     PICO Holdings, Inc. ("PICO," also referred to as "the Company," "we," and "our") is a diversified holding company. PICO seeks to acquire businesses and interests in businesses which we identify as undervalued based on fundamental analysis -- that is, our assessment of what the business is worth, based on the private market value of its assets, earnings, and cash flow. We are most interested in long-established businesses, with a history of operating successfully through industry cycles, recessions, and geo-political disruptions, in basic, "old economy" industries. Typically, the businesses will be generating free cash flow and have a low level of debt; or, alternatively, strong interest coverage ratios or the ability to realize surplus assets. As well as being undervalued, the business must have special qualities such as unique assets, a potential catalyst for change, or be in an industry with attractive economics. We are also interested in acquiring companies where the real value is in land and other tangible assets, rather than in its operating business.

     We have acquired businesses and interests in businesses by the purchase of private companies, and shares in public companies, through both open market purchases and participation in financings. When we buy a company, we have a long term horizon, typically 5 years or more. Selected acquisitions will become core operations; however, we are prepared to sell companies if the price received exceeds the return we expect to earn if we retain ownership. We expect that most of our interests in businesses will ultimately be sold to other companies in the same industry seeking to expand or to gain economies of scale.

     Our objective is to generate superior long-term growth in shareholders' equity, as measured by book value per share. Over time, we anticipate that most of the growth in shareholders' equity will come from realized gains on the sale of businesses and interests in businesses, as opposed to ongoing operating earnings.

     Currently our major businesses are:
- Vidler Water Company, Inc. ("Vidler"), which develops and owns water rights and water storage operations in the southwestern United States, primarily in Nevada and Arizona;
- Nevada Land & Resource Company, LLC ("Nevada Land"), which owns approximately 1.2 million acres of land in Nevada, and the mineral rights and water rights related to the property; and
- Citation Insurance Company ("Citation"), which is "running off" its historical property and casualty insurance loss reserves, and Physicians Insurance Company of Ohio ("Physicians"), which is "running off" its medical professional liability insurance loss reserves.

     On March 31, 2003, we closed on the sale of Sequoia Insurance Company ("Sequoia"), which is accounted for in our financial statements for 2003 and prior years as a discontinued operation. See "Net Income" and "Discontinued Operations."


RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2003 AND 2002

SHAREHOLDERS' EQUITY
     At March 31, 2003, PICO had shareholders' equity of $219.9 million ($17.76 per share), compared to $221 million ($17.86 per share) at December 31, 2002. Book value per share decreased by $0.10 per share, or 0.6%, during the quarter.

     The $1.1 million decrease in shareholders' equity was caused by a $2.4 million net reduction in unrealized appreciation in investments. This primarily resulted from the realization during the first quarter of approximately $1.5 million of gains, net of tax, on bonds (most of which was included in unrealized appreciation in investments at the end of 2002). In addition, the value of our holdings in Swiss public companies declined, although this was partially offset by appreciation in the value of holdings in domestic public companies. The reduction in unrealized appreciation in investments was partially offset by the quarter's net income of $856,000, and foreign currency translation of $337,000 due to a decline in the value of the U.S. dollar relative to other currencies where we hold assets.

COMPREHENSIVE INCOME
     In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," PICO reports comprehensive income in addition to net income from the Condensed Consolidated Statement of Operations. Comprehensive income includes items resulting in unrealized changes in shareholders' equity, such as foreign currency translation and change in unrealized investment gains and losses on available-for-sale securities.

     For the first quarter of 2003, PICO recorded a comprehensive loss of $1.2 million, consisting of the $2.4 million net reduction in unrealized appreciation in investments, partially offset by net income of $856,000, and foreign currency translation of $337,000.

     During the first quarter of 2002, PICO recorded comprehensive income of $3.4 million, consisting of $1.9 million in net income, unrealized appreciation in investments of $771,000, and foreign currency translation of $745,000.

NET INCOME
     PICO reported net income of $856,000 ($0.07 per basic and diluted share) for the first quarter of 2003, ended March 31. A loss from continuing operations of $2 million ($0.16 per share) was more than offset by $2.9 million of income related to Sequoia. The income related to Sequoia consisted of net income earned by Sequoia until its sale of $2.4 million after-tax, and a $481,000 after-tax gain on the sale ($0.23 per share in total). The $2 million loss from continuing operations consisted of a $2.9 million loss before income taxes and minority interest, which was partially offset by an income tax benefit of $778,000, and minority interest of $115,000.

     In the first quarter of 2002, PICO reported net income of $1.9 million ($0.15 per basic and diluted share). This consisted of a $357,000 loss from continuing operations ($0.03 per share), income from discontinued operations of $236,000 after-tax ($0.02 per share), and a cumulative effect of change in accounting principle which increased income by $2 million ($0.16 per share). The $357,000 loss from continuing operations consisted of a $176,000 loss before income taxes and minority interest, a provision for income taxes of $229,000, and minority interest of $48,000.

     From January 1, 2002, PICO adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually rather than amortized over time. The recognition of $2 million in net income reflects the surplus of negative goodwill arising from the 1996 reverse merger between Physicians and Citation Insurance Group (now known as PICO Holdings, Inc.) over the write-off of goodwill items, which were determined to be impaired. See Note 5 of Notes to Condensed Consolidated Financial Statements, "Cumulative Effect of Change in Accounting Principle."

     Segment revenues and income (loss) before taxes and minority interest for the first quarter of 2003 and 2002 were:

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                  ---------------------------------------------------
                                                                        2003                              2002
                                                                  -----------------                  ----------------
         REVENUES:
         Vidler Water Company                                            $ 583,000                        $7,861,000
         Nevada Land & Resource Company                                    569,000                           397,000
         Business Acquisitions and Financing                             (226,000)                          (10,000)
         Insurance Operations in Run Off                                   557,000                           723,000
                                                                  -----------------                  ----------------
              Total Revenues                                            $1,483,000                        $8,971,000
                                                                  =================                  ================

         INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST:
         Vidler Water Company                                          $ (782,000)                        $1,830,000
         Nevada Land & Resource Company                                     47,000                         (161,000)
         Business Acquisitions and Financing                           (2,176,000)                       (2,264,000)
         Insurance Operations in Run Off                                     5,000                           419,000
                                                                  -----------------                  ----------------
              Loss Before Taxes and Minority Interest                 $(2,906,000)                        $(176,000)
                                                                  =================                  ================

     The principal cause of the year over year $7.5 million decline in revenues and the $2.7 million increase in loss before taxes and minority interest was the Vidler Water Company segment. Vidler is a water resource development business, and as such its quarterly results are affected by the timing of significant water rights sales. In the first quarter of 2003, Vidler did not close on any sales of water rights and related assets, whereas in the first quarter of 2002, Vidler closed on two sales of water rights and related assets. Combined, these two sales added approximately $7.4 million to revenues and approximately $2 million to gross margin in the first quarter of 2002, which did not recur in 2003.


                           VIDLER WATER COMPANY, INC.

                                                                             Three Months Ended March 31,
                                                                  ---------------------------------------------------
                                                                        2003                              2002
                                                                  -----------------                  ----------------

         REVENUES:
         Sale of Land, Water Rights, and Water                                                            $7,365,000
         Option Premiums Earned                                           $346,000
         Lease of Water                                                      1,000                            68,000
         Lease of Agricultural Land                                        176,000                           189,000
         Other                                                              60,000                           239,000
                                                                  -----------------                  ----------------
         Segment Total Revenues                                           $583,000                        $7,861,000
                                                                  =================                  ================

         EXPENSES:
         Cost of Land, Water Rights, and Water Sold                                                      $(4,859,000)
         Commission and Other Costs Of Sales                                                                (106,000)
         Depreciation and Amortization                                  $ (238,000)                         (237,000)
         Interest                                                         (117,000)                         (134,000)
         Operations, Maintenance, and Other                             (1,010,000)                         (695,000)
                                                                  -----------------                  ----------------
         Segment Total Expenses                                        $(1,365,000)                      $(6,031,000)
                                                                  -----------------                  ----------------
         INCOME (LOSS) BEFORE TAX                                        $(782,000)                       $1,830,000
                                                                  =================                  ================

     In the first quarter of 2003, Vidler did not close on any sales of water rights and related assets. All other revenues totaled $583,000, the largest component being $346,000 in option premiums earned when options over land and water granted to two electricity-generating companies expired without being exercised. After operating expenses of $1.4 million, Vidler generated a loss before taxes of $782,000 for the first quarter of 2003.

     In the first quarter of 2002, Vidler closed on two significant sales of water rights and related assets:
- 3,645 acre-feet of water rights and 1,217 acres of land in the Harquahala Valley Irrigation District to golf course developers near Scottsdale, Arizona, which added $5.2 million to revenues and approximately $1.9 million to gross margin; and
- its interest in Cline Ranch, which added $2.1 million to revenues and approximately $119,000 to gross margin.
All other revenues were $496,000. Excluding the cost of land, water rights, and water sold, and commission and other selling costs, all other operating expenses were $1.1 million. As a result of these factors, Vidler generated a pre-tax profit of $1.8 million for the first quarter of 2002.

     All other revenues increased $87,000 year over year. This was primarily due to the $346,000 in option premiums earned in 2003, compared to zero in 2002, which was partially offset by a $179,000 decrease in other revenues. All other operating expenses increased by a total of $299,000, principally due to a $315,000 increase in Operations, Maintenance, and Other Expenses. The increase in Operations, Maintenance, and Other Expenses primarily resulted from costs, including professional fees and engineering expenses, related to new water rights applications and the development of existing water rights.


                       NEVADA LAND & RESOURCE COMPANY, LLC

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                        ------------------------------------------------
                                                                            2003                               2002
                                                                        -------------                       ------------
              REVENUES:
              Sale of Land                                                   $20,000                           $ 92,000
              Option Premiums Earned                                         137,000
              Lease and Royalty                                              210,000                            187,000
              Interest and Other                                             202,000                            118,000
                                                                        -------------                       ------------
              Segment Total Revenues                                        $569,000                           $397,000
                                                                        =============                       ============

              EXPENSES:
              Cost of Land Sales                                             $(9,000)                          $(52,000)
              Operating Expenses                                            (513,000)                          (506,000)
                                                                        -------------                       ------------
              Segment Total Expenses                                       $(522,000)                         $(558,000)

                                                                        -------------                       ------------
              INCOME (LOSS) BEFORE TAX                                       $47,000                          $(161,000)
                                                                        =============                       ============

     Nevada Land recognizes revenue from land sales, and the resulting gross profit or loss, when the sales transactions close. On closing, the entire sales price is recorded as revenue, and a gross margin is recognized depending on the cost basis attributed to the land which was sold. Since the date of closing determines the accounting period in which the sales revenue and gross margin are recorded:
- Nevada Land's reported revenues and income fluctuate from quarter to quarter depending on the dates when specific transactions close; and
- land sales revenues for any individual quarter are not indicative of likely full-year revenues. In 2002 and 2001, land sales in the first quarter were minimal and the lowest of the four quarters in that year.

     In the first quarter of 2003, segment total revenues were $569,000. Nevada Land sold approximately 121 acres of land for $20,000. The average sales price was $165 per acre and our average basis in the land sold was $77 per acre. The gross margin on land sales was $11,000, which represents a gross margin percentage of 53.5%. Lease and royalty revenues were $210,000, option premiums of $137,000 were earned, and interest and other revenues contributed $202,000. After operating expenses of $513,000, Nevada Land recorded income of $47,000.

     In the first quarter of 2002, segment total revenues were $397,000. Nevada Land sold approximately 1,641 acres of land for $92,000. The parcels of land sold were from lower value categories, which is reflected in the average sales price of $56 per acre, and the average basis in the land sold of $31 per acre. The gross margin on land sales was $40,000, which represents a gross margin percentage of 43.9%. Lease and royalty revenues were $187,000, and interest and other revenues contributed $118,000. Following operating expenses of $506,000, Nevada Land experienced a loss of $161,000.

     The $208,000 year over year improvement in the segment result primarily resulted from the $137,000 in option premiums earned in 2003 compared to zero in 2002, and an $84,000 increase in other revenues. The increase in other revenues was primarily attributable to higher interest income.

                       BUSINESS ACQUISITIONS AND FINANCING

                                                                           THREE MONTHS ENDED MARCH 31,
                                                              -------------------------------------------------------
                                                                   2003                                  2002
                                                              ----------------                     ------------------

     REVENUES (CHARGES):
     Realized Gains (Losses):
          On Sale or Impairment of Holdings                        $(596,000)                             $(947,000)
          SFAS No. 133 Change in Warrants                            (21,000)                               100,000
     Investment Income                                               223,000                                596,000
     Other                                                           168,000                                241,000
                                                              ----------------                     ------------------
     Segment Total Charges                                         $(226,000)                              $(10,000)
                                                              ================                     ==================

     SEGMENT TOTAL EXPENSES                                      $(1,610,000)                           $(1,856,000)
                                                              ----------------                     ------------------
     LOSS BEFORE INVESTEE INCOME                                 $(1,836,000)                           $(1,866,000)

     Equity in Loss of Unconsolidated Affiliates                  $ (340,000)                            $ (398,000)
                                                              ----------------                     ------------------
     LOSS BEFORE TAXES                                           $(2,176,000)                           $(2,264,000)
                                                              ================                     ==================

     This segment contains businesses, interests in businesses, and other parent company assets. The segment was referred to as Long-Term Holdings in prior years. Revenues and results in this segment vary considerably from quarter to quarter, primarily due to fluctuations in net realized gains or losses on the sale of investments.

     The two largest holdings in this segment are Jungfraubahn Holding AG, and HyperFeed Technologies, Inc. At March 31, 2003, these two holdings had a potential market value of approximately $25.3 million, and a carrying value (before taxes) of $22.9 million.


HYPERFEED TECHNOLOGIES, INC.
     On April 28, 2003, HyperFeed announced its results for the quarter ended March 31, 2003. HyperFeed reported total revenues of $3.7 million, gross margin of $1.2 million, and a net loss of $775,000.

     PICO's share of HyperFeed's net loss and other events affecting equity is included in "Equity in Loss of Unconsolidated Affiliates" in the segment result. The total of this line was a $340,000 loss in the first quarter of 2003, compared to a $398,000 loss in the first quarter of 2002.

     In the accompanying news release, HyperFeed Chairman and CEO Jim Porter noted that the loss for the first quarter of 2003 was "consistent with the fourth quarter of 2002." Mr. Porter commented that HyperFeed is "moving forward and starting to recognize a return as our diverse customer base leverages our ticker plant technologies in a Managed Exchange Platform Services (MEPS) model and creates a clear sales funnel for future periods."

     Mr. Porter also advised that during the second quarter of 2003, HyperFeed will "strengthen" its "balance sheet with approximately $1.4 million in net proceeds from a previously announced private placement" of HyperFeed common stock. As detailed in a Proxy Statement filed by HyperFeed with the SEC in April 2003, PICO intends to purchase 4,436,229 HyperFeed common shares for approximately $1.2 million ($0.2705 per share) in the planned private placement, which is subject to various approvals. If the transaction is completed as expected, this will increase PICO's holding to 15,463,117 HyperFeed common shares, from the current holding of 11,026,888, and HyperFeed will become a consolidated subsidiary of PICO Holdings, Inc.


SEGMENT RESULTS
     For the first quarter of 2003, Business Acquisitions and Financing segment revenues were negative $226,000, primarily due to realized losses of $617,000. The realized losses include a $596,000 charge for other-than-temporary impairment of our holdings in SIHL and Accu Holding, to reflect a further decline in the market value of these investments in the first quarter of 2003, from their written-down value at December 31, 2002. In addition, a $22,000 decline in the estimated fair value of warrants we own to buy shares in other companies, principally HyperFeed, was recorded as a loss in accordance with Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities." Investment income was $223,000 and other revenues were $168,000. After segment expenses of $1.6 million, and our $340,000 equity share of HyperFeed's net loss and other events affecting equity, the segment reported a loss before taxes of $2.2 million for the first quarter of 2003.

     In the first quarter of 2002, segment revenues were negative $10,000, primarily due to realized losses of $847,000. The realized losses include a $947,000 charge for other-than-temporary impairment of our holdings in SIHL and Solpower Corporation. This was partially offset by SFAS No. 133 income of $100,000, representing an increase in the estimated fair value of warrants we own to buy shares in other companies. Investment income was $596,000, primarily made up of a loan establishment fee and underwriting fee received from Australian Oil & Gas Corporation Limited ("AOG"). After segment expenses of $1.9 million, and our $398,000 equity share of HyperFeed's net loss and other events affecting equity, the segment reported a loss before taxes of $2.3 million.

     PICO's corporate overhead is the principal expense recorded in this segment. The $246,000 year over year reduction in expenses is primarily due to a $660,000 change in a non-cash expense related to foreign currency, from an expense of $188,000 in 2002 to a benefit of $472,000 in 2003. Our interests in Swiss public companies are held by Global Equity SA, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity SA's funding comes from a loan from PICO, which is denominated in Swiss Francs. During accounting periods when the Swiss Franc declines relative to the US dollar -- such as the first quarter of 2003 -- under GAAP we are required to record a benefit through the statement of operations to reflect the fact that Global Equity SA owes PICO more US dollars. In Global Equity SA's financial statements, an equivalent amount is reflected in the foreign currency translation component of shareholders' equity (since it owes PICO more US dollars); however, this does not go through the statement of operations. During accounting periods when the Swiss Franc depreciates relative to the US dollar -- such as the first quarter of 2002 -- opposite entries are made and an expense is recorded in PICO's statement of operations. Accordingly, we were required to record a $472,000 benefit in PICO's statement of operations in the first quarter of 2003, and a $188,000 expense in the first quarter of 2002, even though there was no net impact on shareholders' equity.


                         INSURANCE OPERATIONS IN RUN OFF

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                        ---------------------------------------------
                                                                            2003                           2002
                                                                        -------------                 ---------------

             REVENUES:
             Net Investment Income                                          $491,000                        $679,000
             Realized Investment Gains                                        65,000                          43,000
             Other                                                             1,000                           1,000
                                                                        -------------                 ---------------
             Segment Total Revenues                                         $557,000                        $723,000
                                                                        =============                 ===============

             EXPENSES:
             Operating and Underwriting Expenses                           (552,000)                       (304,000)
                                                                        -------------                 ---------------
             Segment Total Expenses                                       $(552,000)                      $(304,000)

             INCOME (LOSS) BEFORE TAXES:
             Citation Insurance Company                                    $ 252,000                        $375,000
             Physicians Insurance Company of Ohio                          (247,000)                          44,000
                                                                        -------------                 ---------------
             Segment Income Before Taxes                                     $ 5,000                        $419,000
                                                                        =============                 ===============

     This segment consists of Citation Insurance Company and Physicians Insurance Company of Ohio. Both Citation and Physicians are in "run off."

     This means the companies are handling and resolving claims on expired policies, but not writing new business.

     Typically, most of the revenues of an insurance company in run off come from investment income, which is expected to decline over time as fixed-income securities mature or are sold to provide the funds to pay claims and expenses. The Insurance Operations in Run Off segment generated total revenues of $557,000 in the first quarter of 2003, compared to $723,000 in the first quarter of 2002. Investment income declined by $188,000 year over year, primarily due to a reduction in the amount of fixed-income securities held in the insurance company portfolios.

     Operating and underwriting expenses were $552,000 in the first quarter of 2003, compared to $304,000 in the first quarter of 2002. Consequently, segment income declined from $419,000 in the first quarter of 2002 to $5,000 in the first quarter of 2003.

CITATION INSURANCE COMPANY
     For the first quarter of 2003, Citation generated revenues of $388,000. After operating and underwriting expenses of $136,000, Citation reported income before taxes of $252,000. In the first quarter of 2002, Citation's revenues were $472,000. After operating and underwriting expenses of $97,000, Citation generated $375,000 in income before taxes.

     At March 31, 2003, Citation's property and casualty insurance claims reserves were $14.1 million, net of reinsurance, compared to $14.6 million at December 31, 2002. The reduction was primarily due to the payment of approximately $1 million in direct losses (i.e., claims) and loss adjustment expenses, partially offset by the recovery of approximately $493,000 from reinsurance companies. An expense of $14,000 was recorded in the first quarter of 2003 due to adverse development in prior year loss reserves, compared to an expense of $18,000 in the first quarter of 2002. There were no unusual trends in claims during the quarter.

     CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

                                                                                MARCH 31, 2003           DECEMBER 31, 2002
                                                                             ---------------------------------------------------
Direct Reserves                                                                  $15.3 million             $16.3 million
Ceded Reserves                                                                    (1.2)                     (1.7)
                                                                             ---------------------------------------------------
Net Property & Casualty Insurance Reserves                                       $14.1 million             $14.6 million
                                                                             ===================================================

PHYSICIANS INSURANCE COMPANY OF OHIO
     During the first quarter of 2003, Physicians generated total revenues of $169,000. Operating and underwriting expenses were $416,000, resulting in a loss before taxes of $247,000. During the first quarter of 2002, total revenues were $251,000, operating and underwriting expenses were $207,000, and Physicians reported income before taxes of $44,000.

     At March 31, 2003, Physicians' loss and loss adjustment reserves were $29.4 million, net of reinsurance, compared to $30.3 million at December 31, 2002. Reserves decreased by $902,000 during the quarter due to the payment of losses and loss adjustment expenses. No unusual trends in claims were noted during the quarter.

              PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS
                           ADJUSTMENT EXPENSE RESERVES

                                                                                MARCH 31, 2003           DECEMBER 31, 2002
                                                                             ---------------------------------------------------
Direct Reserves                                                                  $35.5 million             $36.4 million
Ceded Reserves                                                                    (6.1)                     (6.1)
                                                                             ---------------------------------------------------
Net Medical Professional Liability Insurance Reserves                            $29.4 million             $30.3 million
                                                                             ===================================================


DISCONTINUED OPERATIONS
     On March 31, 2003, PICO closed on the sale of Sequoia Insurance Company. Our financial statements for 2003 and previous years now record Sequoia as a discontinued operation.

     During the first quarter of 2003, Sequoia contributed income of $2.4 million after-tax, which is recorded in the "Income from discontinued operations" line in the Condensed Consolidated Statement of Operations, compared to income after-tax of $236,000 in the first quarter of 2002. The increase was principally due to the realization of gains on the sale of bonds from Sequoia's investment portfolio in the first quarter of 2003.

     PICO also recorded an after-tax gain on the sale of Sequoia of $481,000, which is recorded in the "Gain on disposal of discontinued operations, net" line in the Condensed Consolidated Statement of Operations.

     The gross sale proceeds were approximately $43.1 million, consisting of a dividend of $17.9 million and the balance in cash. The dividend included the common stocks previously held in Sequoia's investment portfolio with a value of $16.4 million. The common stocks received in the dividend primarily consist of a number of holdings in small-capitalization value stocks, which we believe are still undervalued based on the private market value of the underlying assets, earnings, and cash flow. These common stocks will be held in the investment portfolio of Physicians, which was Sequoia's direct parent company.

LIQUIDITY AND CAPITAL RESOURCES -- THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     PICO Holdings, Inc. is a diversified holding company. Our assets primarily consist of our operating subsidiaries, holdings in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $33 million in cash and cash equivalents at March 31, 2003, compared to $22.1 million at December 31, 2002, and $6.5 million at March 31, 2002.

     In addition to the $33 million in consolidated cash and cash equivalents as defined by GAAP, at March 31, 2003, the parent company held investment-grade fixed-income securities maturing in 2003 and 2004 with a market value of $15.5 million.

     Our cash flow fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our investment portfolios. Our primary sources of funds include cash balances, cash flow from operations, the sale of holdings, and -- potentially -- the proceeds of borrowings or offerings of equity and debt. We endeavor to ensure that funds are always available to take advantage of new acquisition opportunities.

     In broad terms, the cash flow profile of our principal operating subsidiaries is:

- As commercial use of Vidler's water assets increases, we expect that Vidler will generate free cash flow as receipts from leasing water or storage, and the proceeds from selling land and water rights, begin to overtake maintenance capital expenditure, financing costs, and operating expenses. As water lease and storage contracts are signed, we anticipate that Vidler may be able to monetize some of the contractual revenue streams, which could potentially provide another source of funds;

- Nevada Land is actively selling land which has reached its highest and best use, and is not part of PICO's long-term utilization plan for the property. Nevada Land's principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land's operating costs, so Nevada Land is generating strong positive cash flow;

- At this stage of its run off, investment income more than covers Citation's operating expenses. The funds required to pay claims are coming from the maturity of fixed-income securities in the company's investment portfolio, and recoveries from reinsurance companies; and

- As its run off progresses, Physicians is obtaining funds to pay operating expenses and claims from the maturity of fixed-income securities, the realization of investments, and recoveries from reinsurance companies.

     The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, and set guidelines for insurance company investments. Typically, PICO's insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments. When interest rates are at very low levels, to insulate the capital value of the bond portfolios against a decline in value which would be brought on by a future increase in interest rates, the bond portfolios may have a shorter duration than the projected pattern of claims payments.

     As shown in the Condensed Consolidated Statements of Cash Flow, cash and cash equivalents increased by $10.9 million in the first quarter of 2003, compared to a $9.9 million net decrease in the first quarter of 2002.

     During the first quarter of 2003, cash of $7.4 million was used in Operating Activities, including $1.4 million of cash used in Sequoia's operating activities, compared to cash used of $2.8 million in the first quarter of 2002. The other principal uses of cash in 2003, and the principal uses of cash in 2002, included operating expenses at Vidler, the payment of claims by Citation and Physicians, and group overhead.

     Investing Activities generated $18.7 million of cash in the first quarter of 2003. The cash inflow in 2003 primarily resulted from the sale of Sequoia for gross proceeds of $43.1 million, less the $17.9 million dividend of common stocks and debt securities received. The remaining 2003 Investing Activity cash flow items principally reflect the net investment of $3 million in fixed-income securities and the net investment of $3.7 million in stocks, being routine activity in the investment portfolios of our insurance subsidiaries and the temporary investment of funds held by non-insurance group companies. In the first quarter of 2002, Investing Activities used $6.6 million of cash. The cash used in 2002 primarily represented the net investment of $3.8 million in fixed-income securities and the net investment of $2.2 million in stocks.

     Financing Activities used cash of $44,000 in the first quarter of 2003, compared to $739,000 of cash used in the first quarter of 2002. The cash used in 2002 primarily represented the $718,000 repayment of non-recourse borrowings collateralized by the Harquahala Valley farm properties sold by Vidler during the period.

     At March 31, 2003, PICO had no significant commitments for future capital expenditures.

SHARE REPURCHASE PROGRAM
     In October 2002, PICO's Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

     As of March 31, 2003, no stock had been repurchased under this authorization.

RECENT ACCOUNTING PRONOUNCEMENTS
     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee at its fair value. In addition, FIN 45 requires certain disclosures about each of the entity' guarantees. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transaction for those entities that elect to voluntarily adopt the fair value accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 also requires more prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation as well as pro forma disclosure of the effect in interim financial statements. The interim disclosure requirements are effective for the first interim period ending December 15, 2002. The Company has not elected to adopt the fair value accounting provisions of SFAS No. 123.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or if the equity investors lack the characteristics of a controlling financial interest. FIN 46 is effective for variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied in the first interim or annual period beginning after June 15, 2003. The Company believes the effect of the adoption of FIN 46 will not be material to its results of operations and financial position.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     PICO's balance sheet includes a significant amount of assets and liabilities whose fair values are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO's borrowings are short to medium term in nature and therefore approximate fair value. At March 31, 2003, PICO had $50.6 million of fixed maturity securities and mortgage participation interests, $65.3 million of marketable equity securities that were subject to market risk, of which $41.6 million were denominated in foreign currencies, primarily Swiss francs. PICO's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

     PICO uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $790,000 for a 100 basis point decline in interest rates on its fixed securities and mortgage participation interests. The hypothetical 20% decrease in fair value of PICO's marketable equity securities produced a loss in fair value of $13.1 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of PICO's foreign denominated investments produced a loss of $6.5 million that would impact the foreign currency translation in shareholders' equity.

ITEM 4: CONTROLS AND PROCEDURES

     (a) Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

(a)     EXHIBITS


        Exhibit
        -------
         Number                      Description
         ------                      -----------

            + 3.1  Amended and Restated Articles of Incorporation of PICO.

           ++ 3.2  Amended and Restated By-laws of PICO.

        +++ 10.57  PICO 1995 Non-Qualified Stock Option Plan.

       ++++ 10.58  PICO 2002 Nonstatutory Stock Option Plan

              21. Subsidiaries of PICO. See Note 1 of Notes To Consolidated Financial Statements, "Nature of Operations and Significant Accounting Policies" in Registrant's Annual Report on Form 10-K for 2002, filed with the SEC on March 31, 2003.

            99.1. Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     ---------------------------------

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

(b)      REPORTS ON FORM 8-K

         The Registrant filed a Form 8-K on April 10, 2003.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PICO HOLDINGS, INC.


Dated: May 12, 2003              By:  /s/ Maxim C. W. Webb
                                    -------------------------------------
                                    Maxim C. W. Webb
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

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




Date:  May 12, 2003                          /s/  John R. Hart
                                             --------------------------
                                             John R. Hart
                                             Chief Executive Officer

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




Date:  May 12, 2003                     /s/ Maxim C. W. Webb
                                        ---------------------------------------
                                        Maxim C. W. Webb
                                        Chief Financial Officer and Treasurer