Form 10-Q
period 2003-06-30
PICO HOLDINGS INC /NEW
filed 2003-08-14
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q



                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from _____________ to

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

                                 YES  X   NO
                                     ---

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 12,375,610 as of June 30, 2003, excluding 4,426,313 shares of common stock held by the registrant and its subsidiaries.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                    PAGE NO.
                                                                                                    --------
PART I:  FINANCIAL INFORMATION

         Item 1:     Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets as of                                       3
                     June 30, 2003 and December 31, 2002

                     Condensed Consolidated Statements of Operations for the Three                     4
                     And Six Months Ended June 30, 2003 and 2002 (As Restated)

                     Condensed Consolidated Statements of Cash Flows for                               5
                     the Six Months Ended June 30, 2003 and 2002

                     Notes to Condensed Consolidated Financial Statements                              6

         Item 2:     Management's Discussion and Analysis of Financial                                13
                     Condition and the Results of Operations

         Item 3:     Quantitative and Qualitative Disclosure About Market Risk                        23

         Item 4:     Controls and Procedures                                                          24

PART II:  OTHER INFORMATION

         Item 1:     Legal Proceedings                                                                24

         Item 2:     Changes in Securities and Use of Proceeds                                        24

         Item 3:     Defaults Upon Senior Securities                                                  24

         Item 4:     Submission of Matters to a Vote of Security Holders                              24

         Item 5:     Other Information                                                                24

         Item 6:     Exhibits and Reports on Form 8-K                                                 25

         Signature                                                                                    26

PART I:  FINANCIAL INFORMATION
ITEM I:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                             June 30,              December 31,
                                                                                               2003                    2002
                                                                                          -------------           -------------
                                         ASSETS

Investments                                                                               $ 135,532,724           $  95,495,170
Investments - Discontinued Operations                                                                                78,442,627
Cash and cash equivalents                                                                    18,990,313              22,079,082
Premiums and other receivables, net                                                           8,367,954               5,472,834
Reinsurance receivables                                                                       7,229,843               7,832,708
Land and related mineral rights and water rights, net                                       115,580,816             116,790,891
Property and equipment, net                                                                   3,480,423               2,143,746
Net deferred income taxes                                                                     4,139,628               6,079,810
Other assets                                                                                 14,547,355               9,692,945
Other assets - Discontinued Operations                                                                               52,138,398
                                                                                          -------------           -------------
         Total assets                                                                     $ 307,869,056           $ 396,168,211
                                                                                          =============           =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                                $  52,841,432           $  52,703,113
Unpaid losses and loss adjustment expenses - Discontinued Operations                                                 49,162,995
Reinsurance balance payable                                                                     743,573                 538,000
Bank and other borrowings                                                                    15,065,277              14,636,017
Other liabilities                                                                            13,500,072              10,902,399
Other liabilities - Discontinued Operations                                                                          44,085,976
                                                                                          -------------           -------------
       Total liabilities                                                                     82,150,354             172,028,500
                                                                                          -------------           -------------
Minority interest                                                                             4,290,002               3,108,007
                                                                                          -------------           -------------
Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
     16,801,923 issued and outstanding in 2003 and 2002                                          16,802                  16,802
Additional paid-in capital                                                                  236,082,703             236,082,703
Retained earnings                                                                            58,175,751              59,320,715
Accumulated other comprehensive income                                                        5,427,056               3,833,676
Treasury stock, at cost (common shares: 4,426,313 in 2003 and 4,422,681 in 2002)            (78,273,612)            (78,222,192)
                                                                                          -------------           -------------
         Total shareholders' equity                                                         221,428,700             221,031,704
                                                                                          -------------           -------------
                 Total liabilities and shareholders' equity                               $ 307,869,056           $ 396,168,211
                                                                                          =============           =============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended June 30,          Six Months Ended June 30,
                                                            2003              2002              2003              2002
                                                        ------------      ------------      ------------      ------------
                                                                          (AS RESTATED,                       (AS RESTATED,
                                                                          SEE NOTE 10)                        SEE NOTE 10)

Revenues:
  Net investment income                                 $  2,099,752      $  1,687,802      $  2,976,044      $  3,137,573
  Net realized gain (loss) on investments                  1,523,593          (174,562)          975,809          (979,710)
  Sale of land and water rights                            2,195,940         1,551,572         2,215,854         8,916,437
  Rents, royalties and lease income                          278,953           429,653           723,239           873,939
  Service revenue                                          1,583,620                           1,583,620
  Other                                                      208,883           829,571           899,079         1,346,348
                                                        ------------      ------------      ------------      ------------
Total revenues                                             7,890,741         4,324,036         9,373,645        13,294,587
                                                        ------------      ------------      ------------      ------------
Costs and Expenses:
  Operating and other costs                                4,318,977         3,503,345         7,860,164         6,850,679
  Cost of land and water rights sold                       1,322,097           641,045         1,331,366         5,551,475
  Cost of service revenue                                  1,135,673                           1,135,673
  Loss and loss adjustment expenses                        4,008,609           (17,963)        4,022,600              (453)
  Depreciation and amortization                              447,252           261,490           751,957           517,515
  Interest                                                   181,500           206,223           360,757           423,541
                                                        ------------      ------------      ------------      ------------
  Total costs and expenses                                11,414,108         4,594,140        15,462,517        13,342,757
                                                        ------------      ------------      ------------      ------------
Equity in loss of unconsolidated affiliates                 (224,389)         (532,440)         (564,785)         (930,396)
                                                        ------------      ------------      ------------      ------------
  Loss before income taxes and  minority interest         (3,747,756)         (802,544)       (6,653,657)         (978,566)
Provision (benefit) for income taxes                      (1,089,162)         (177,539)       (1,867,062)           51,909
                                                        ------------      ------------      ------------      ------------
  Loss before minority interest                           (2,658,594)         (625,005)       (4,786,595)       (1,030,475)
Minority interest in loss of subsidiaries                    333,352           187,710           447,953           236,328
                                                        ------------      ------------      ------------      ------------
Loss from continuing operations                           (2,325,242)         (437,295)       (4,338,642)         (794,147)
  Income from discontinued operations, net of tax                              287,637         2,388,848           523,142
  Gain on disposal of discontinued
    operations, net (See Note 6)                             323,848                             804,830
                                                        ------------      ------------      ------------      ------------
                                                          (2,001,394)         (149,658)       (1,144,964)         (271,005)
  Cumulative effect of change
    in accounting principle (See Note 5)                                                                         1,984,744
                                                        ------------      ------------      ------------      ------------
 Net income (loss)                                      $ (2,001,394)     $   (149,658)     $ (1,144,964)     $  1,713,739
                                                        ============      ============      ============      ============

Net income per common share - basic and diluted:
------------------------------------------------
  Loss from continuing operations                       $      (0.19)     $      (0.04)     $      (0.35)     $      (0.06)
  Discontinued operations                                       0.03              0.03              0.26              0.04
  Cumulative effect of change in accounting principle                                                                 0.16
                                                        ------------      ------------      ------------      ------------
    Net income per common share                         $      (0.16)     $      (0.01)     $      (0.09)     $       0.14
                                                        ============      ============      ============      ============
Weighted average shares outstanding                       12,375,610        12,373,856        12,377,326        12,371,236
                                                        ============      ============      ============      ============



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Six Months Ended June 30,
                                                                               2003                   2002
                                                                           ------------           ------------

OPERATING ACTIVITIES:
  Net cash (used in) provided by operating activities                      $ (6,245,047)          $  1,415,144
  Net cash (used in) provided by discontinued operations                   $ (1,448,722)          $    625,335
                                                                           ------------           ------------
                                                                           $ (7,693,769)          $  2,040,479
                                                                           ------------           ------------
INVESTING ACTIVITIES:
  Purchases of investments                                                  (37,201,061)           (38,929,976)
  Proceeds from sale of discontinued operations                              25,144,350
  Proceeds from sale of investments                                          13,463,324             13,136,305
  Proceeds from maturity of investments                                       3,941,091             19,401,472
  Purchases of property and equipment                                          (152,790)              (317,763)
  Cash used to purchase shares of HyperFeed, net of cash acquired              (107,253)
  Proceeds from the sale of property and equipment                                5,737                 50,030
  Investing cash flows from discontinued operations                                                    185,278
                                                                           ------------           ------------
    Net cash provided by (used in) investing activities                       5,093,398             (6,474,654)
                                                                           ------------           ------------

FINANCING ACTIVITIES:
  Repayments of debt                                                            (84,101)              (636,974)
  Proceeds from exercise of stock options                                                              111,635
  Purchase of treasury stock for deferred compensation plans                    (51,420)               (45,850)
                                                                           ------------           ------------
    Net cash used in financing activities                                      (135,521)              (571,189)
                                                                           ------------           ------------

Effect of exchange rate changes on cash                                        (352,877)            (1,326,400)
                                                                           ------------           ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                        (3,088,769)            (6,331,764)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               22,079,082             16,342,374
                                                                           ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 18,990,313           $ 10,010,610
                                                                           ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest:                                             $    259,892           $    411,414
                                                                           ============           ============
       Cash paid for taxes:                                                $    550,000
                                                                           ============



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of PICO Holdings, Inc. and Subsidiaries (the "Company" or "PICO") have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete condensed consolidated financial statements.

        In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of financial position as of June 30, 2003 and December 31, 2002, the results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the three and six months ended June 30, 2003 and 2002, have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

        During the quarter ended June 30, 2003, PICO began consolidating HyperFeed Technologies, Inc. ("HyperFeed"), a US publicly traded company, which previously had been accounted for under the equity method of accounting (See Note 9).

        These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and the Results of Operations and Risk Factors contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC.

        The preparation of condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's condensed consolidated financial statements relate to the assessment of the carrying value of land and water rights, investments, unpaid losses and loss adjustment expenses, deferred income taxes, accounts and loans receivable, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 2003 and December 31, 2002, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.


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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transaction for those entities that elect to voluntarily adopt the fair value accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 also requires more prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation as well as pro forma disclosure of the effect in interim condensed consolidated financial statements. The interim disclosure requirements are effective for the first interim period ending after December 15, 2002. The Company has not elected to adopt the fair value accounting provisions of SFAS No. 123.

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

        In April 2003, the FASB approved Statements of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated, and for hedging relationships designated after June 30, 2003. In addition, except as stated, all provisions of this Statement should be applied prospectively. SFAS 149 amends Statement 133 for certain decisions made as part of the Derivatives Implementation Group (DIG) process. For those amendments that relate to Statement 133 implementation guidance, the specific Statement 133 Implementation Issue necessitating the amendment is identified. If the amendment relates to a cleared issue, the clearance date also is noted. This Statement also amends Statement 133 to incorporate clarifications of the definition of a derivative. This Statement contains amendments relating to FASB Concepts Statement No. 7,, "Using Cash Flow Information and Present Value in Accounting Measurements," and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities," No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," No. 95, "Statement of Cash Flows," and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities." The Company does not believe the adoption of this statement will have a material effect on its results of operations.

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

        For the three and six months ended June 30, 2003 and 2002, there is no difference between basic and diluted earnings per share since the Company reported a loss from continuing operations and consequently the impact of options and warrants would be anti-dilutive. In the three and six months ended June 30, 2003 and 2002, options to acquire approximately 1.7 million shares were excluded from the calculation of the diluted weighted average shares outstanding.

3.  COMPREHENSIVE INCOME

        The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

        The components of comprehensive income are as follows:

                                                  Three Months Ended June 30,             Six Months Ended June 30,
                                                    2003               2002               2003                2002
                                                 -----------        -----------        -----------        -----------

Net income (loss)                                $(2,001,394)       $  (149,658)       $(1,144,964)       $ 1,713,739
Net change in unrealized appreciation
on available for sale investments                  3,920,759          5,956,010          1,565,586          6,726,824
Net change in foreign currency translation          (309,637)         1,496,449             27,794          2,241,804
                                                 -----------        -----------        -----------        -----------
Total comprehensive income                       $ 1,609,728        $ 7,302,801        $   448,416        $10,682,367
                                                 ===========        ===========        ===========        ===========

        Total comprehensive income for the three and six months ended June 30, 2003 is net of deferred income tax charge of $507,000 and $558,000, respectively. Total comprehensive income for the three and six months ended June 30, 2002 is net of a deferred income tax charge of $3.3 million and $2.8 million, respectively.

        The components of accumulated other comprehensive income are as follows:


                                                  June 30,             December 31,
                                                    2003                   2002
                                                ------------           ------------

  Unrealized appreciation on
    available for sale investments              $ 11,565,028           $  9,999,442
  Foreign currency translation                    (6,137,972)            (6,165,766)
                                                ------------           ------------
Accumulated other comprehensive income          $  5,427,056           $  3,833,676
                                                ============           ============

        Accumulated other comprehensive income is net of deferred income tax liability of $4 million at June 30, 2003, and $3.5 million at December 31, 2002.

4.  COMMITMENTS AND CONTINGENCIES

        In 2000, PICO Holdings loaned a total of $2.2 million to Dominion Capital Pty. Ltd. ("Dominion Capital"), a private Australian company. In 2001, $1.2 million of the loans became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO has commenced legal action through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing legal action, and the Company's ability to realize the assets collateralizing the loans, PICO recorded an allowance in 2001 for the total outstanding balance of $2.3 million for the loans and interest. PICO has been awarded summary judgment in relation to the principal and interest on the $1.2 million loan and, as a result, Dominion Capital has been placed in receivership. Other legal action is on-going.

        When PICO acquired Citation Insurance Company ("Citation") in a reverse merger in 1996, Citation had been a direct writer of workers compensation insurance. In 1997, Citation reinsured 100% of its workers compensation book of business with a subsidiary, Citation National Insurance Company ("CNIC"). Citation then sold CNIC to Fremont Indemnity Company ("Fremont"). All assets and liabilities, including the assets which corresponded to the workers compensation reserves reinsured with CNIC, and records, computer systems, policy files, and reinsurance arrangements were transferred to Fremont, as part of the sale of CNIC. Fremont merged CNIC into Fremont, and administered and paid all workers compensation claims that had been sold to Fremont. Since 1997, Citation has booked the losses reported by Fremont and recorded an equal and offsetting reinsurance recoverable from Fremont, as an admitted reinsurer, for all losses and loss adjustment expenses, resulting in no net impact on Citation's reserves and financial statements and no net impact on PICO's condensed consolidated financial statements.

        On June 4, 2003, the California Department of Insurance obtained a conservation order over Fremont and applied for a court order to liquidate Fremont. On July 2, 2003 the California Superior Court placed Fremont in liquidation.

        Since Fremont went into liquidation in July 2003, Fremont is no longer an admitted reinsurance company under the statutory basis of insurance accounting. Consequently, Citation has reversed the $7.5 million reinsurance recoverable from Fremont in its June 30, 2003 financial statements prepared on the statutory basis of accounting. PICO management has made a corresponding provision for the reinsurance recoverable from Fremont at June 30, 2003 for GAAP purposes as well which is reflected in the accompanying condensed consolidated financial statements included herein. Citation will make a claim to recover deposits reported as held by Fremont for Citation's insureds; however, the ultimate outcome cannot be accurately predicted. The Company is pursuing its rights to recover the reinsurance and to either have the deposit assets returned or be released from the claims obligation.

        The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

        The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Consequently, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value for impairment. The adoption of SFAS No. 142 is reflected in the Company's condensed consolidated financial statements as a cumulative effect of change in accounting principle at January 1, 2002. The cumulative adjustment of $2 million is comprised of negative goodwill of $2.8 million and positive goodwill of $800,000. The positive goodwill of $800,000 was deemed impaired based on a present value analysis of the underlying cash flows.

6.  DISCONTINUED OPERATIONS

        On March 31, 2003, the sale of Sequoia Insurance Company ("Sequoia") closed for gross proceeds of $43.1 million, which consisted of $25.2 million in cash, and a dividend of equity and debt securities previously held by Sequoia with a market value of $17.9 million. The final sale price that was determined 60 days after the closing date was reduced $58,000 to approximately $43 million. The net income from Sequoia included in PICO's condensed consolidated results for the six months ended June 30, 2003 was $2.4 million, which is reported as "Income from discontinued operations, net." The Company also recorded a $443,000 gain on disposal, net of estimated income taxes of $281,000 and selling costs of $844,000, which is reported as "Gain on disposal of discontinued operations, net" for the six months ended June 30, 2003.

        In June 2003, HyperFeed disposed of its interest in a consolidated subsidiary, recording a gain on sale of discontinued operations of $362,000. This gain is included in the accompanying condensed consolidated statements of operations in the line item titled "Gain on disposal of discontinued operations, net" for the three months ended June 30, 2003.


7.  STOCK-BASED COMPENSATION

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 requires more prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation as well as pro forma disclosure of the effect in interim condensed consolidated financial statements. The Company has elected to continue accounting for stock-based compensation under the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees."

        Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 148, the Company's net income and net income per share would approximate the following pro forma amounts for the three and six months ended June 30:

                                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                                 ----------------------------      ----------------------------
                                                                     2003             2002             2003             2002

Reported net income (loss)                                       $(2,001,394)     $  (149,658)     $(1,144,964)     $ 1,713,739
Stock based compensation recorded                                          -                -                -                -
Deduct:  Total stock-based employee compensation expense
  determined under fair value based method for all awards, net
  of income tax                                                      (58,950)        (111,389)         (99,680)        (222,778)
                                                                 -----------      -----------      -----------      -----------
Pro forma net income                                             $(2,060,344)     $  (261,047)     $(1,244,644)     $ 1,490,961
                                                                 ===========      ===========      ===========      ===========
Reported net income per share: basic and diluted                 $     (0.16)     $     (0.01)     $     (0.09)     $      0.14
                                                                 ===========      ===========      ===========      ===========
Pro forma net income per share: basic and diluted                $     (0.17)     $     (0.02)     $     (0.10)     $      0.12
                                                                 ===========      ===========      ===========      ===========

        The effects of applying SFAS No. 148 in this pro forma disclosure are not indicative of future amounts.

        On July 2, 2003, all 1,687,242 outstanding stock options were voluntarily surrendered by employees and directors. On July 17, 2003, the Company's shareholders voted to adopt the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program (the "SAR program") to replace the Company's stock option plans and call option agreements. Upon adoption of the SAR program, all 355,539 outstanding options under call option agreements were also surrendered by the holders. The maximum number of SARs issuable under the SAR program may not exceed 2,042,781, all of which were issued to the prior option holders upon adoption of the SAR program at an exercise price equal to that of the surrendered options. In future periods, in the case of "in the money" SARs (i.e., the market price of PICO stock is higher than the exercise price of the SAR), a charge or benefit will be recorded in the Company's consolidated financial statements. The charge or benefit will recognize the change during the period in the difference between the exercise price of "in the money" SARs and the market value of PICO stock at the end of the period. As a result of the adoption of the SAR program in July 2003, the Company currently estimates that an initial charge of approximately $3.3 million will be recorded in the third quarter of 2003. The charge relates to the intrinsic value of the call options at the time of adoption of the SAR program. No stock options were "in the money" at that time.

8.  SEGMENT REPORTING

        PICO Holdings, Inc. is a diversified holding company engaged in five major operating segments: Vidler Water Company, Nevada Land & Resource Company, Business Acquisitions and Financing, HyperFeed Technologies, Inc., and Insurance Operations in Run Off.

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

        Segment identifiable assets:


                                              At June 30,         At December 31,
                                                 2003                  2002
                                             ------------------------------------
TOTAL ASSETS:
Vidler Water Company                         $ 84,237,423          $ 82,428,762
Nevada Land and Resource Company               61,304,463            60,406,824
Business Acquisitions and Financing            27,565,675            34,006,655
HyperFeed Technologies, Inc.                    5,930,629
Insurance Operations in Run Off               128,830,866           219,325,970
                                             ------------          ------------
                                             $307,869,056          $396,168,211
                                             ============          ============

        Segment revenues and loss before taxes and minority interest for the second quarter and first half of 2003 and 2002 were:

                                                        THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                      ------------------------------------------------------------------
                                                          2003              2002              2003              2002
                                                      ------------------------------------------------------------------

REVENUES:
Vidler Water Company                                  $    301,296      $  1,277,615      $    884,599      $  9,139,027
Nevada Land & Resource Company                           2,493,674           796,987         3,062,417         1,194,002
Business Acquisitions and Financing                      2,751,437         1,655,902         2,525,082         1,644,945
HyperFeed Technologies, Inc.                             1,585,975                           1,585,975
Insurance Operations in Run Off                            758,359           593,532         1,315,572         1,316,614
                                                      ------------------------------------------------------------------
     Total Revenues                                   $  7,890,741      $  4,324,036      $  9,373,645      $ 13,294,588
                                                      ==================================================================

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST:
Vidler Water Company                                  $ (1,273,998)     $ (1,094,458)     $ (2,055,578)     $    735,922
Nevada Land & Resource Company                             719,954          (616,808)          766,988          (777,588)
Business Acquisitions and Financing                        768,997           461,554        (1,407,642)       (1,803,300)
HyperFeed Technologies, Inc.                              (571,886)                           (571,886)
Insurance Operations in Run Off                         (3,390,823)          447,168        (3,385,719)          866,400
                                                      ------------------------------------------------------------------
     Loss Before Taxes and Minority Interest          $ (3,747,756)     $   (802,544)     $ (6,653,657)     $   (978,566)
                                                      ==================================================================

        Subsequent to June 30, 2003, Nevada Land & Resource Company closed on the sale of 4,486 acres for $1 million.

9.  CONSOLIDATION OF HYPERFEED TECHNOLOGIES, INC.

        On May 15, 2003 the Company increased its ownership of HyperFeed from 44% to 51% by purchasing 4,436,229 shares for $1.2 million and accordingly, now has a controlling financial interest through a direct ownership of a majority voting interest. Consequently, PICO consolidated HyperFeed's results from the date of acquisition forward. The acquisition was accounted for using the purchase method of accounting and accordingly, the accompanying condensed consolidated financial statements include the revenues and expenses and costs of HyperFeed beginning May 15. Previous to May 15, the Company accounted for its investment in HyperFeed using the equity method of accounting. The following is an allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition:

Purchase price                                    $ 1,200,000
                                                  ===========

Allocation of Purchase Price:
-----------------------------
Cash                                                1,221,866
Receivables                                           761,459
Property and equipment, net                         1,551,182
Other assets                                        2,564,765
Accounts payable and accrued liabilities           (3,493,802)
Other liabilities                                     (69,032)
Minority interest                                  (1,336,438)
                                                  -----------
                                                  $ 1,200,000
                                                  ===========

        The following are the pro forma results of PICO for the six months ended June 30, 2003 and 2002 assuming the acquisition has taken effect at the beginning of the period:

                                                            2003                  2002
                                                       -----------------------------------

Total revenues                                         $ 15,345,472             23,968,783
Loss before taxes and minority interest                  (5,426,402)              (944,904)
Net income (loss)                                        (1,066,140)             1,870,466
Net income (loss) per share basic and diluted          $      (0.09)          $       0.15


10. RESTATEMENT/RECAST OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

        Subsequent to the issuance of the Company's condensed consolidated financial statements for the six months ended June 30, 2002, the Company determined that it needed to record other-than-temporary impairments on marketable securities.

        During the fourth quarter of 2002, the Company classified the operations of Sequoia Insurance Company as a discontinued operation, and recast amounts previously reported to reflect net income from Sequoia as a single line on the statement of operations, and condensed the assets and liabilities on the balance sheet. As a result, the numbers shown below and labeled "As Previously Reported and Recast" reflect this change in presentation.

    Other-Than-Temporary Impairments:

        The Company has previously recorded losses from other-than-temporary impairments on certain marketable securities. However, the Company determined that it should have recorded additional other-than-temporary impairment charges on other marketable securities. For the three and six months ended June 30, 2002, additional impairment charges of $623,000 and $1.6 million, respectively were recorded.

        As a result, the Company has restated its condensed consolidated financial statements for the three and six months ended June 30, 2002 from amounts previously reported to record other-than-temporary impairments on marketable securities.

                                                                  Statement of Operations June 30, 2002
                                                         Three Months Ended                       Six Months Ended
                                                 As Previously                           As Previously
                                                 Reported and      As Restated and       Reported and      As Restated and
                                                    Recast               Recast             Recast             Recast
                                                 ---------------------------------       ---------------------------------
Realized gain (loss) on investments              $    448,638        $   (174,562)       $    590,718       $   (979,710)
Total revenues                                      4,947,236           4,324,036          14,865,015         13,294,587
Income (loss) before taxes and minority
  interest                                           (179,344)           (802,544)            591,862           (978,566)
Income tax expense (benefit)                         (128,742)           (177,539)            197,772             51,909
Income (loss) from continuing operations
  before minority interest                            (50,601)           (625,005)            394,091         (1,030,475)
Net income (loss)                                     424,746            (149,658)          3,138,304          1,713,739

Income (loss) per share: basic and diluted       $       0.03        $      (0.01)       $       0.25       $       0.14
                                                 ============        ============        ============       ============


                                                            Statement of Comprehensive Income June 30, 2002
                                                         Three Months Ended                  Six Months Ended
                                                 As Previously                        As Previously
                                                 Reported and    As Restated and      Reported and   As Restated and
                                                    Recast            Recast            Recast            Recast
                                                 -------------------------------      ------------------------------
Net income (loss)                                $   424,746       $  (149,658)       $ 3,138,304       $ 1,713,739
Net change in unrealized appreciation
  on available for sale investments                5,381,606         5,956,010          5,302,259         6,726,824
Net change in foreign currency translation         1,496,449         1,496,449          2,241,804         2,241,804
                                                 -----------       -----------        -----------       -----------
Total comprehensive income                       $ 7,302,801       $ 7,302,801        $10,682,367       $10,682,367
                                                 ===========       ===========        ===========       ===========


        The restatements for the three and six month periods ended June 30, 2002 have no net impact on total comprehensive income and shareholders' equity for those periods.

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

    The condensed consolidated financial statements and other portions of this quarterly report on Form 10-Q for the period ended June 30, 2003, including Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," reflect the effects of:

1. the restatement of our condensed consolidated financial statements for the periods ended June 30, 2002 as detailed in Note 10 of Notes to Condensed Consolidated Financial Statements;

2.  presenting Sequoia Insurance Company as a discontinued operation; and

3. presenting HyperFeed Technologies, Inc. as a separate segment from May 15, 2003, when HyperFeed became a consolidated subsidiary. See Note 9 of Notes To Condensed Consolidated Financial Statements, "Consolidation of HyperFeed Technologies, Inc."


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

    We have acquired businesses and interests in businesses by the purchase of private companies, and shares in public companies, through both open market purchases and participation in financings. When we buy a company, we have a long term horizon, typically 5 years or more. Selected acquisitions may become core operations; however, we are prepared to sell companies if the price received exceeds the return we expect to earn if we retain ownership. We expect that most of our interests in businesses will ultimately be sold to other companies in the same industry seeking to expand or to gain economies of scale.

    Our objective is to generate superior long-term growth in shareholders' equity, as measured by book value per share. Over time, we anticipate that most of the growth in shareholders' equity will come from realized gains on the sale of businesses and interests in businesses, as opposed to ongoing operating earnings.

    Currently our major operating businesses are:

- Vidler Water Company, Inc. ("Vidler"), which develops and owns water rights and water storage operations in the southwestern United States, primarily in Nevada and Arizona;

- Nevada Land & Resource Company, LLC ("Nevada Land"), which owns approximately 1.2 million acres of land in Nevada, and the mineral rights and water rights related to the property;

- Citation Insurance Company ("Citation"), which is "running off" its historical property and casualty insurance loss reserves, and Physicians Insurance Company of Ohio ("Physicians"), which is "running off" its medical professional liability insurance loss reserves; and

- HyperFeed Technologies, Inc. ("HyperFeed"), which is now a 51%-owned subsidiary. HyperFeed is a provider of Managed Exchange Platform Services ("MEPS") to users including exchanges, content providers, re-distributors, and institutions.

    On March 31, 2003, we closed on the sale of Sequoia Insurance Company ("Sequoia"), which is accounted for in our condensed consolidated financial statements for 2003 and prior years as a discontinued operation. See "Net Income" and "Discontinued Operations."

RESULTS OF OPERATIONS -- THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

SHAREHOLDERS' EQUITY

    At June 30, 2003, PICO had shareholders' equity of $221.4 million ($17.89 per share), compared to $219.9 million ($17.76 per share) at March 31, 2003, and $221 million ($17.86 per share) at December 31, 2002. Book value per share increased by $0.13 per share, or 0.7%, during the second quarter, and $0.03 per share, or 0.2%, during the first half of 2003.

    The $1.5 million increase in shareholders' equity during the second quarter primarily resulted from a $3.9 million net increase in unrealized appreciation in investments, partially offset by the $2 million net loss.

    The $397,000 increase in shareholders' equity during the first half was principally a result of a $1.6 million net increase in unrealized appreciation in investments, partially offset by the $1.1 million net loss.

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

    For the second quarter of 2003, PICO recorded comprehensive income of $1.6 million, consisting of $3.9 million in unrealized appreciation in investments, which was partially offset by the $2 million net loss and a foreign currency translation debit of $310,000.

    During the first half of 2003, PICO recorded comprehensive income of $448,000, consisting of $1.6 million in unrealized appreciation in investments and a foreign currency translation credit of $28,000, partially offset by the net loss of $1.1 million.

SECOND QUARTER RESULTS

    PICO reported a net loss of $2 million ($0.16 per basic and diluted share) for the second quarter of 2003, ended June 30. The net loss consisted of a $2.3 million loss from continuing operations ($0.19 per share) and a $324,000 after-tax gain ($0.03 per share) on the disposal of discontinued operations, primarily representing HyperFeed's divestment of its retail trading business, PCQuote.com. The $2.3 million loss from continuing operations consisted of a $3.8 million loss before income taxes and minority interest, which was partially offset by an income tax benefit of $1.1 million and minority interest of $333,000.

    In the second quarter of 2002, PICO reported a net loss of $150,000 ($0.01 per basic and diluted share). This consisted of a $437,000 loss from continuing operations ($0.04 per share), which was partially offset by income from discontinued operations of $288,000 after-tax ($0.03 per share). The $437,000 loss from continuing operations consisted of an $803,000 loss before income taxes and minority interest, which was partially offset by an income tax benefit of $178,000, and minority interest of $188,000.

FIRST HALF RESULTS

    PICO reported a net loss of $1.1 million ($0.09 per basic and diluted share) for the first half of 2003, ended June 30. A loss from continuing operations of $4.3 million ($0.35 per share) was partially offset by $3.2 million ($0.26 per share) of after-tax income related to discontinued operations. The income from discontinued operations consisted of the income earned by Sequoia in 2003 until its sale (on March 31) of $2.4 million after-tax, a $443,000 after-tax gain on the sale of Sequoia, and a $362,000 gain on HyperFeed's sale of PCQuote.com ($0.26 per share in total). The $4.3 million loss from continuing operations consisted of a $6.7 million loss before income taxes and minority interest, which was partially offset by an income tax benefit of $1.9 million, and minority interest of $448,000.

    In the first half of 2002, PICO reported net income of $1.7 million ($0.14 per basic and diluted share). This consisted of a $794,000 loss from continuing operations ($0.06 per share), income from discontinued operations of $523,000 after-tax ($0.04 per share), and a cumulative effect of change in accounting principle which increased income by $2 million ($0.16 per share). The $794,000 loss from continuing operations consisted of a $979,000 loss before income taxes and minority interest and a provision for income taxes of $52,000, which were partially offset by minority interest of $236,000.

    From January 1, 2002, PICO adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually rather than amortized over time. The recognition of $2 million in net income reflects the surplus of negative goodwill arising from the 1996 reverse merger between Physicians and Citation Insurance Group (now known as PICO Holdings, Inc.) over the write-off of goodwill items that were determined to be impaired. See Note 5 of Notes to Condensed Consolidated Financial Statements, "Cumulative Effect of Change in Accounting Principle."

    Segment revenues and income (loss) before taxes and minority interest for the second quarter and first half of 2003 and 2002 were:

                                                           THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------------------------------------------------
                                                            2003                2002                2003                2002
                                                        ------------------------------------------------------------------------
REVENUES:
Vidler Water Company                                    $    301,000        $  1,278,000        $    885,000        $  9,139,000
Nevada Land & Resource Company                             2,494,000             797,000           3,062,000           1,194,000
Business Acquisitions and Financing                        2,752,000           1,656,000           2,525,000           1,645,000
HyperFeed Technologies, Inc.                               1,586,000                               1,586,000
Insurance Operations in Run Off                              758,000             593,000           1,316,000           1,317,000
                                                        ------------------------------------------------------------------------
     Total Revenues                                     $  7,891,000        $  4,324,000        $  9,374,000        $ 13,295,000
                                                        ========================================================================

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST:
Vidler Water Company                                    $ (1,274,000)       $ (1,094,000)       $ (2,056,000)       $    736,000
Nevada Land & Resource Company                               720,000            (617,000)            767,000            (778,000)
Business Acquisitions and Financing                          769,000             461,000          (1,407,000)         (1,803,000)
HyperFeed Technologies, Inc.                                (572,000)                               (572,000)
Insurance Operations in Run Off                           (3,391,000)            447,000          (3,386,000)            866,000
                                                        ------------------------------------------------------------------------
     Loss Before Taxes and Minority Interest            $ (3,748,000)       $   (803,000)       $ (6,654,000)       $   (979,000)
                                                        ========================================================================

    Detailed information on the performance of each segment follows; however, the major factors affecting PICO's second quarter and first half results were:

VIDLER WATER COMPANY

    Vidler is a water resource development business, and as such its quarterly results are affected by the timing of significant water rights sales. In the first six months of 2003, Vidler did not close on any sales of water rights and related assets. This compares to one significant sale of water rights and related assets in the second quarter of 2002, and three significant sales of water rights and related assets in the first half of 2002. Combined, these sales added approximately $1 million to revenues and $556,000 to gross margin in the second quarter of 2002, and approximately $8.4 million to revenues and $2.6 million to gross margin in the first half of 2002, which did not recur in 2003.

NEVADA LAND & RESOURCE COMPANY

    Land sales revenues in 2003 were significantly higher than in 2002, principally due to a sale of approximately 48,898 acres in the second quarter of 2003 which added $2 million to revenues and $796,000 to gross margin in the second quarter and first half of 2003.

INSURANCE OPERATIONS IN RUN OFF

    The results of this segment for the second quarter and first half of 2003 were affected by two significant items. Due to continued favorable claims experience, Physicians Insurance Company of Ohio reduced its medical professional liability insurance loss reserves in the second quarter, which added approximately $3.6 million to income for the quarter and the first half. However, this was more than offset by a $7.5 million provision for a reinsurance recoverable recorded by Citation Insurance Company, after Fremont Indemnity Company went into liquidation in July 2003.

                           VIDLER WATER COMPANY, INC.

                                                   Three Months Ended June 30,            Six Months Ended June 30,
                                                 --------------------------------------------------------------------
                                                     2003               2002               2003               2002
                                                 --------------------------------------------------------------------
REVENUES:
Sale of Land, Water Rights, and Water                               $ 1,008,000                           $ 8,374,000
Option Premiums Earned                                                                 $   346,000
Lease of Water                                   $     5,000             84,000              6,000            152,000
Lease of Agricultural Land                           176,000            164,000            352,000            353,000
Other                                                120,000             22,000            181,000            260,000
                                                 --------------------------------------------------------------------
Segment Total Revenues                           $   301,000        $ 1,278,000        $   885,000        $ 9,139,000
                                                 ====================================================================

EXPENSES:
Cost of Land, Water Rights, and Water Sold                          $  (452,000)                          $(5,311,000)
Commission and Other Costs Of Sales                                    (392,000)                             (498,000)
Depreciation and Amortization                    $  (239,000)          (240,000)       $  (478,000)          (477,000)
Interest                                            (115,000)          (123,000)          (233,000)          (257,000)
Operations, Maintenance, and Other                (1,221,000)        (1,165,000)        (2,230,000)        (1,860,000)
                                                 --------------------------------------------------------------------
Segment Total Expenses                           $(1,575,000)       $(2,372,000)       $(2,941,000)       $(8,403,000)
                                                 --------------------------------------------------------------------
INCOME (LOSS) BEFORE TAX                         $(1,274,000)       $(1,094,000)       $(2,056,000)       $   736,000
                                                 ====================================================================

    In the first six months of 2003, Vidler did not close on any sales of water rights and related assets.

    For the second quarter of 2003, all other revenues totaled $301,000. After operating expenses of $1.6 million, Vidler generated a loss before taxes of $1.3 million for the second quarter of 2003.

    In the second quarter of 2002, Vidler closed on the sale of 480 acre-feet of water rights and the related 240 acres of land in the Harquahala Valley Irrigation District to an industrial user. The transaction added $1 million to revenues and $556,000 to gross margin. All other revenues were $270,000. Excluding the cost of land, water rights, and water sold, all other expenses were $1.9 million. As a result of these factors, Vidler incurred a pre-tax loss of $1.1 million for the second quarter of 2002.

    The second quarter segment loss increased by $180,000 year over year. The result for the second quarter of 2002 included $556,000 in gross margin from the sale of water rights and land, which did not recur in 2003.

    For the first six months of 2003, all other revenues totaled $885,000, including $346,000 in option premiums earned when options over land and water granted to two electricity-generating companies expired without being exercised. After operating expenses of $2.9 million, Vidler generated a loss before taxes of $2.1 million for the first half of 2003.

    In the first six months of 2002, Vidler closed on three significant sales of water rights and related assets:

- 3,645 acre-feet of water rights and 1,217 acres of land in the Harquahala Valley Irrigation District to golf course developers near Scottsdale, Arizona, which added $5.2 million to revenues and approximately $1.9 million to gross margin;

- its interest in Cline Ranch, which added $2.1 million to revenues and approximately $119,000 to gross margin; and

- 480 acre-feet of water rights and the related 240 acres of land in the Harquahala Valley Irrigation District to an industrial user, which added $1 million to revenues and $556,000 to gross margin.

All other revenues were $765,000. Excluding the cost of land, water rights, and water sold, and commission and other selling costs, all other operating expenses were $2.6 million. As a result of these factors, Vidler generated a pre-tax profit of $736,000 for the first half of 2002.

    The first half segment result decreased $2.8 million year over year. The result for the first six months of 2002 included approximately $2.6 million in gross margin from the sale of water rights and land, which did not recur in 2003.

                       NEVADA LAND & RESOURCE COMPANY, LLC

                                 THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                               --------------------------------------------------------------------
                                   2003               2002               2003               2002
                               --------------------------------------------------------------------
REVENUES:
Sale of Land                   $ 2,196,000        $   451,000        $ 2,216,000        $   543,000
Option Premiums Earned                                                   137,000
Lease and Royalty                  155,000            182,000            365,000            369,000
Interest and Other                 143,000            164,000            344,000            282,000
                               --------------------------------------------------------------------
Segment Total Revenues         $ 2,494,000        $   797,000        $ 3,062,000        $ 1,194,000
                               ====================================================================

EXPENSES:
Cost of Land Sales             $(1,322,000)       $  (189,000)       $(1,331,000)       $  (241,000)
Operating Expenses                (452,000)        (1,225,000)          (964,000)        (1,731,000)
                               --------------------------------------------------------------------
Segment Total Expenses         $(1,774,000)       $(1,414,000)       $(2,295,000)       $(1,972,000)
                               --------------------------------------------------------------------
INCOME (LOSS) BEFORE TAX       $   720,000        $  (617,000)       $   767,000        $  (778,000)
                               ====================================================================

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

    In the second quarter of 2003, segment total revenues were $2.5 million. Nevada Land sold approximately 52,286 acres of land for $2.2 million. The parcels of land sold were from low value categories, which is reflected in the average sales price of $42 per acre. The gross margin on land sales was $874,000. Lease and royalty revenues were $155,000, and interest and other revenues contributed $143,000. After operating expenses of $452,000, Nevada Land recorded income of $720,000.

    In the second quarter of 2002, segment total revenues were $797,000. Nevada Land sold approximately 4,560 acres of land for $451,000, or an average sales price of $99 per acre. The gross margin on land sales was $262,000. Lease and royalty revenues were $182,000, and interest and other revenues contributed $164,000. Following operating expenses of $1.2 million, Nevada Land experienced a loss of $617,000 for the second quarter of 2002.

    The segment result improved by $1.3 million year over year, primarily due to the $612,000 higher gross margin on land sales, and a $773,000 reduction in operating expenses. In the second quarter of 2002, operating expenses were unusually high due to approximately $489,000 in legal and related expenses, and a one-time write-off of $261,000 in previously capitalized costs.

    In the first six months of 2003, segment total revenues were $3.1 million. Nevada Land sold approximately 52,407 acres of land for $2.2 million, or an average sales price of $42 per acre. The gross margin on land sales was $884,000. Lease and royalty revenues were $365,000, option premiums of $137,000 were earned, and interest and other revenues contributed $344,000. After operating expenses of $964,000, Nevada Land recorded income of $767,000.

    In the first half of 2002, segment total revenues were $1.2 million. Nevada Land sold approximately 6,201 acres of land for $543,000, or an average sales price of $88 per acre. The gross margin on land sales was $302,000. Lease and royalty revenues were $369,000, and interest and other revenues contributed $282,000. Following operating expenses of $1.7 million, Nevada Land experienced a loss of $778,000 for the first half of 2002.

    The $1.5 million year over year improvement in the segment result primarily resulted from the $583,000 higher gross margin on land sales, and a $767,000 reduction in operating expenses. In the first half of 2002, operating expenses were unusually high due to approximately $599,000 in legal and related expenses, and the one-time write-off of $261,000 in previously capitalized costs.

                       BUSINESS ACQUISITIONS AND FINANCING

                                                    THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                  --------------------------------------------------------------------
                                                      2003               2002               2003               2002
                                                  --------------------------------------------------------------------
REVENUES:
Realized Gains (Losses):
     On Sale or Impairment of Holdings            $ 1,169,000        $  (561,000)       $   573,000        $(1,508,000)
     SFAS No. 133 Change in Warrants                  267,000            335,000            246,000            434,000
Investment Income                                   1,229,000          1,000,000          1,460,000          1,596,000
Other                                                  87,000            882,000            246,000          1,123,000
                                                  --------------------------------------------------------------------
Segment Total Revenues                            $ 2,752,000        $ 1,656,000        $ 2,525,000        $ 1,645,000
                                                  ====================================================================

SEGMENT TOTAL EXPENSES                            $(1,759,000)       $  (662,000)       $(3,367,000)       $(2,518,000)
                                                  --------------------------------------------------------------------
INCOME (LOSS) BEFORE INVESTEE INCOME              $   993,000        $   994,000        $  (842,000)       $  (873,000)

Equity in Loss of Unconsolidated Affiliates       $  (224,000)       $  (533,000)       $  (565,000)       $  (930,000)
                                                  --------------------------------------------------------------------
Income (LOSS) BEFORE TAXES                        $   769,000        $   461,000        $(1,407,000)       $(1,803,000)
                                                  ====================================================================

    This segment contains businesses, interests in businesses, and other parent company assets. The segment was referred to as Long-Term Holdings in prior years. Revenues and results in this segment vary considerably from quarter to quarter, primarily due to fluctuations in net realized gains or losses on the sale of investments.

    The largest holding in this segment is Jungfraubahn Holding AG. Extracts from Jungfraubahn's 2002 Annual Report and summary financial statements can be viewed at www.jungfraubahn.com (in the "Finances" section of the "Inside" tab). At June 30, 2003, our holding in Jungfraubahn had both an estimated market value and a carrying value before taxes of $24.6 million. In 2002 and 2003 until May 15, our holding in HyperFeed Technologies, Inc. was included in this segment. On May 15, 2003 HyperFeed became a consolidated subsidiary, and its results are now recorded in a separate segment. See HyperFeed Technologies, Inc. segment.

    For the second quarter of 2003, Business Acquisitions and Financing segment revenues were $2.8 million. Net realized investment gains were approximately $1.4 million. Realized gains of approximately $1.6 million on the sale of two equity securities were partially offset by a $470,000 charge for other-than-temporary impairment of our holding in Accu Holding AG, to reflect a decline in the market value of this holding during the second quarter. In addition, a $267,000 increase in the estimated fair value of warrants we own to buy shares in other companies, principally HyperFeed, was recorded as a realized gain in accordance with Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities." Investment income was $1.2 million, including $957,000 from Jungfraubahn's annual dividend payment, and other revenues were $87,000. After segment expenses of $1.8 million, and our $224,000 equity share of HyperFeed's net loss and other events affecting equity (until May 15, 2003), the segment reported income before taxes of $769,000 for the second quarter of 2003.

    In the second quarter of 2002, segment revenues were $1.7 million. Net realized investment losses were approximately $226,000. Realized losses of $561,000 principally comprise a $623,000 charge for other-than-temporary impairment of our holding in SIHL during the second quarter of 2002. This was partially offset by a $335,000 increase in the estimated fair value of warrants under SFAS No. 133. Investment income was $1 million, including a $703,000 dividend from Jungfraubahn, and other revenues were $882,000. After segment expenses of $662,000, and our $532,000 equity share of the net losses and other events affecting equity of companies accounted for under the equity method -- primarily HyperFeed -- the segment reported income before taxes of $461,000 for the second quarter of 2002.

    For the first half of 2003, Business Acquisitions and Financing segment revenues were $2.5 million. Net realized investment gains were approximately $819,000. Realized gains of approximately $1.6 million on the sale of two equity securities were partially offset by approximately $1.1 million in charges for other-than-temporary impairment of our holdings in Accu Holding and SIHL, reflecting a decline in the market value of these holdings during the first six months of 2003. In addition, a $246,000 increase in the estimated fair value of warrants was recorded under SFAS No. 133. Investment income was $1.5 million, including the $957,000 annual dividend from Jungfraubahn, and other revenues were $246,000. After segment expenses of $3.4 million, and our $565,000 equity share of HyperFeed's net loss and other events affecting equity (until May 15, 2003), the segment reported a loss before taxes of $1.4 million for the first half of 2003.

    In the first half of 2002, segment revenues were $1.6 million. Net realized investment losses were approximately $1.1 million. Realized losses of $1.5 million principally represent a charge for other-than-temporary impairment of our holdings in SIHL during the first six months of 2002, which was partially offset by a $434,000 increase in the estimated fair value of warrants under SFAS No. 133.

Investment income was $1.6 million including the $703,000 dividend from Jungfraubahn, and other revenues were $1.1 million. After segment expenses of $2.5 million, and our $930,000 equity share of the net losses and other events affecting equity of companies accounted for under the equity method -- primarily HyperFeed -- the segment reported a loss before taxes of $1.8 million for the first half of 2002.

    PICO's corporate overhead is the principal expense recorded in this segment. The year over year increases in segment expenses of $1.1 million for the second quarter and $850,000 for the first half is primarily due to fluctuation in a non-cash expense related to foreign currency. An expense of $20,000 was recorded in the second quarter of 2003, compared to a benefit of $1.7 million, which reduced expenses in the second quarter of 2002. A benefit of approximately $452,000 was recorded for the first half of 2003, compared to a benefit of approximately $1.5 million in the first half of 2002. Our interests in Swiss public companies are held by Global Equity SA, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity SA's funding comes from a loan from PICO, which is denominated in Swiss Francs. During accounting periods when the Swiss Franc declines relative to the US dollar under GAAP we are required to record a benefit through the statement of operations to reflect the fact that Global Equity SA owes PICO more US dollars. In Global Equity SA's financial statements, an equivalent amount is reflected in the foreign currency translation component of shareholders' equity (since it owes PICO more US dollars); however, this does not go through the statement of operations. Consequently, an expense or benefit is recorded in the statement of operations even though there is no net impact on shareholders' equity.


                          HYPERFEED TECHNOLOGIES, INC.

                                      THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                    -------------------------------------------------------------------
                                        2003               2002               2003              2002
                                    -------------------------------------------------------------------
REVENUES:
Service                             $ 1,584,000                           $ 1,584,000
Investment Income                         2,000                                 2,000
                                    -------------------------------------------------------------------
Segment Total Revenues              $ 1,586,000                           $ 1,586,000
                                    ===================================================================

EXPENSES:
Cost of Service                      (1,136,000)                           (1,136,000)
Depreciation and Amortization          (133,000)                             (133,000)
Other                                  (889,000)                             (889,000)
                                    -------------------------------------------------------------------
Segment Total Expenses              $(2,159,000)                           (2,159,000)
                                    -------------------------------------------------------------------
Segment Loss Before Taxes           $  (572,000)                          $  (572,000)
                                    ===================================================================

    In May 2003, PICO purchased an additional 4,436,229 HyperFeed common shares for approximately $1.2 million, or $0.2705 per share, in a private placement, increasing our holding to 15,463,117 HyperFeed common shares. PICO now has a direct controlling financial interest in HyperFeed, through direct ownership of a majority voting interest. Consequently, HyperFeed become a consolidated subsidiary of PICO on May 15, 2003. See Note 9 of Notes to Condensed Consolidated Financial Statements, "Consolidation of HyperFeed Technologies, Inc."

    HyperFeed's revenues and expenses are recorded in this segment for the period from May 15, 2003 until June 30, 2003. In 2002 and 2003 until May 15, PICO used the equity method of accounting for HyperFeed under Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," and HyperFeed was part of the Business Acquisitions and Financing segment.

    For the three months and six months ended June 30, 2003, HyperFeed contributed total revenues of $1.6 million. Segment expenses for the period were $2.2 million, resulting in a segment loss before taxes of $572,000.

    In addition to, and separately from, the segment result, HyperFeed recorded a $362,000 after-tax gain on the divestment of its retail trading business, PCQuote.com. This is included in the "Gain on the sale of discontinued operations, net" line of the Condensed Consolidated Statement of Operations for the second quarter and first half of 2003. For full information of HyperFeed's second quarter and first half results, refer to HyperFeed's 10-Q for the period ended June 30, 2003, which should be filed with the SEC on or before August 15, 2003.

                    INSURANCE OPERATIONS IN RUN OFF

                                             THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                           --------------------------------------------------------------------
                                               2003               2002               2003               2002
                                           --------------------------------------------------------------------
REVENUES:
Net Investment Income                      $   671,000        $   541,000        $ 1,162,000        $ 1,220,000
Realized Investment Gains                       87,000             51,000            153,000             94,000
Other                                                               1,000              1,000              3,000
                                           --------------------------------------------------------------------
Segment Total Revenues                     $   758,000        $   593,000        $ 1,316,000        $ 1,317,000
                                           ====================================================================

EXPENSES:
Operating and Underwriting Expenses         (4,149,000)          (146,000)        (4,702,000)          (451,000)
                                           --------------------------------------------------------------------
Segment Total Expenses                     $(4,149,000)       $  (146,000)       $(4,702,000)       $  (451,000)

INCOME (LOSS) BEFORE TAXES:
Citation Insurance Company                 $(7,297,000)       $   404,000        $(7,045,000)       $   778,000
Physicians Insurance Company of Ohio         3,906,000             43,000          3,659,000             88,000
                                           --------------------------------------------------------------------
Segment Income (Loss) Before Taxes         $(3,391,000)       $   447,000        $(3,386,000)       $   866,000
                                           ====================================================================

    This segment consists of Citation Insurance Company and Physicians Insurance Company of Ohio. Both Citation and Physicians are in "run off." This means the companies are handling and resolving claims on expired policies, but not writing new business.

    Typically, most of the revenues of an insurance company in run off come from investment income, which is expected to decline over time as fixed-income securities mature or are sold to provide the funds to pay claims and expenses. The Insurance Operations in Run Off segment generated total revenues of $758,000 in the second quarter of 2003, compared to $593,000 in the second quarter of 2002. Investment income increased $130,000 year over year, primarily due to an increase in the amount of fixed-income securities in the Physicians investment portfolio following the receipt of the proceeds from the sale of Sequoia.

    Operating and underwriting expenses were $4.1 million in the second quarter of 2003. This principally represented two significant items:

- Physicians recorded a $3.6 million benefit from favorable development in our medical professional liability claims reserves. The reserve reduction was booked after actuarial analysis concluded that Physicians' reserves against claims were significantly greater than the actuary's projections of future claims payments, due to continued favorable trends in the "severity" of claims. Reserves were reduced in 14 out of 20 accident years, increased in one accident year, and unchanged in five accident years. This was more than offset by;

- a $7.5 million provision against a reinsurance recoverable previously recorded by Citation, after Fremont Indemnity Company went into liquidation in July 2003. Until we acquired Citation in the 1996 reverse merger, Citation had been a direct writer of workers compensation insurance. In 1997, Citation reinsured 100% of its workers compensation book of business with a subsidiary, Citation National Insurance Company ("CNIC"). Citation then sold CNIC to Fremont. All assets and liabilities, including the assets which correspond to the workers compensation reserves reinsured with CNIC, and records, computer systems, policy files, and reinsurance arrangements were transferred to Fremont, as part of the sale of the business. Fremont merged CNIC into Fremont, and administered and paid all workers compensation claims that had been sold to Fremont. Fremont has been an admitted reinsurer since 1997. Previously, Fremont filed statutory reports with the California Department of Insurance showing that Fremont held deposits corresponding to Citation's workers compensation claims reserves. Until June 30, 2003, Citation has booked the losses reported by Fremont and recorded an equal and offsetting reinsurance recoverable from Fremont, as an admitted reinsurer, for all losses and loss adjustment expenses, resulting in no net impact on Citation's financial statements and no net impact on PICO's condensed consolidated financial statements.

    Since Fremont went into liquidation in July 2003, Fremont is no longer an admitted reinsurance company under the statutory basis of insurance accounting. Consequently, Citation was required to reverse the $7.5 million reinsurance offset from Fremont in its June 30, 2003 financial statements prepared on the statutory basis of accounting. Our management has made a corresponding provision against the entire reinsurance recoverable from Fremont in our June 30, 2003 GAAP condensed consolidated financial statements as well. Citation will make a claim to recover the deposits reported as held by Fremont for Citation's insureds; however, the ultimate outcome cannot be accurately predicted. The Company is aggressively pursuing its rights to recover the reinsurance, and to either have the deposit assets returned to us, or be released from the claims obligations.

    In the second quarter of 2002, operating and underwriting expenses were $146,000. Consequently, segment income declined from $447,000 in the second quarter of 2002 to a $3.4 million loss in the second quarter of 2003.

    The same factors affected the segment results for the first half of 2003, where revenues were $1.3 million, operating and underwriting expenses were $4.7 million, and the segment loss was $3.4 million. In the first six months of 2002, segment revenues were also $1.3 million, operating and underwriting expenses were $450,000, and the segment generated income before taxes of $866,000.

CITATION INSURANCE COMPANY

    For the second quarter of 2003, Citation generated revenues of $397,000. After operating and underwriting expenses of $7.7 million, Citation reported a loss before taxes of $7.3 million. In the second quarter of 2002, Citation's revenues were $446,000. After operating and underwriting expenses of $42,000, Citation generated $404,000 in income before taxes.

    For the first half of 2003, Citation generated revenues of $785,000. After operating and underwriting expenses of $7.8 million, Citation reported a loss before taxes of $7 million. In the first half of 2002, Citation's revenues were $919,000. After operating and underwriting expenses of $141,000, Citation generated $778,000 in income before taxes.

    At June 30, 2003, Citation's property and casualty insurance claims reserves were $21.1 million, net of reinsurance, compared to $14.1 million at March 31, 2003, and $14.6 million at December 31, 2002. The increase was primarily due to the provision against the $7.5 million reinsurance recoverable from Fremont. During the first half of 2003, net reserves were reduced by payment of approximately $2.9 million in direct losses (i.e., claims) and loss adjustment expenses, which were partially offset by the recovery of approximately $1.8 million from reinsurance companies.

     CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

                                                 JUNE 30, 2003       MARCH 31, 2003    DECEMBER 31, 2002
                                               ---------------------------------------------------------
Direct Reserves                                  $22.5 million       $15.3 million       $16.3 million
Ceded Reserves                                    (1.4)               (1.2)               (1.7)
                                               ---------------------------------------------------------
Net Property & Casualty Insurance Reserves       $21.1 million       $14.1 million       $14.6 million
                                               =========================================================

PHYSICIANS INSURANCE COMPANY OF OHIO

    During the second quarter of 2003, Physicians generated total revenues of $361,000. Regular operating and underwriting expenses were exceeded by the $3.6 million reserve reduction, resulting in income before taxes of $3.9 million. During the second quarter of 2002, total revenues were $147,000, operating and underwriting expenses were $104,000, and Physicians reported income before taxes of $43,000.

    During the first half of 2003, Physicians generated total revenues of $531,000. Regular operating and underwriting expenses were exceeded by the $3.6 million reserve reduction, resulting in income before taxes of $3.7 million. During the first half of 2002, total revenues were $398,000, operating and underwriting expenses were $310,000, and Physicians reported income before taxes of $88,000.

    At June 30, 2003, Physicians' loss and loss adjustment reserves were $24.6 million, net of reinsurance, compared to $29.4 million at March 31, 2003, and $30.3 million at December 31, 2002. Reserves decreased by $5.7 million during the first half, due to the $3.6 million reserve reduction, and the payment of approximately $2.1 million in losses and loss adjustment expenses.

    PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE
                                    RESERVES

                                                                  JUNE 30, 2003     MARCH 31, 2003     DECEMBER 31, 2002
                                                                ----------------------------------------------------------

Direct Reserves                                                   $30.4 million       $35.5 million       $36.4 million
Ceded Reserves                                                     (5.8)               (6.1)               (6.1)
                                                                ----------------------------------------------------------
Net Medical Professional Liability Insurance Reserves             $24.6 million       $29.4 million       $30.3 million
                                                                ==========================================================

DISCONTINUED OPERATIONS

    On March 31, 2003, PICO closed on the sale of Sequoia Insurance Company. Our condensed consolidated financial statements for 2003 and previous years now present Sequoia as a discontinued operation.

    During the three months of 2003 that PICO owned Sequoia, Sequoia contributed income of $2.4 million after-tax, which is recorded in the "Income from discontinued operations, net" line in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2003. Sequoia contributed income of $288,000 after-tax in the second quarter of 2002, and income of $523,000 after-tax for the first six months of 2002.

    PICO also recorded after-tax gains on the disposal of discontinued operations of $324,000 in the second quarter, and $805,000 in the first half of 2003. The first half gain was comprised of $443,000 from the sale of Sequoia, and $362,000 from HyperFeed's sale of PCQuote.com.

    The gross sale proceeds from the sale of Sequoia were approximately $43.1 million, consisting of a dividend of $17.9 million and the balance in cash. The dividend included the common stocks previously held in Sequoia's investment portfolio with a value of $16.4 million. The common stocks received in the dividend primarily consist of a number of holdings in small-capitalization value stocks, which we believe are still undervalued based on the private market value of the underlying assets, earnings, and cash flow. These common stocks will be held in the investment portfolio of Physicians, which was Sequoia's direct parent company.


LIQUIDITY AND CAPITAL RESOURCES -- THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

    PICO Holdings, Inc. is a diversified holding company. Our assets primarily consist of our operating subsidiaries, holdings in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $19 million in cash and cash equivalents at June 30, 2003, compared to $33 million at March 31, 2003, and $22.1 million at December 31, 2002.

    In addition to the $19 million in consolidated cash and cash equivalents as defined by GAAP, at June 30, 2003, the parent company held investment-grade fixed-income securities maturing in 2003 and 2004 with a market value of $15.1 million.

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

    As shown in the Condensed Consolidated Statements of Cash Flow, cash and cash equivalents decreased by $3.1 million in the first half of 2003, compared to a $6.3 million net decrease in the first half of 2002.

    During the first half of 2003, cash of $7.7 million was used in Operating Activities, including $1.4 million of cash used in Sequoia's operating activities. In the first half of 2002, operating activities provided cash of $2 million, primarily due to the receipt of the cash proceeds from water rights and related assets sold by Vidler. The principal uses of cash in both years included operating expenses at Vidler, the payment of claims by Citation and Physicians, and group overhead.

    Investing Activities generated $5.1 million of cash in the first half of 2003. The cash inflow in 2003 primarily resulted from cash received of $25.1 million from the sale of Sequoia (gross proceeds of approximately $43 million, less the $17.9 million dividend of common stocks and debt securities received). The remaining 2003 Investing Activity cash flow items principally reflect the net investment of $17.1 million in fixed-income securities and the net investment of $2.7 million in stocks, being routine activity in the investment portfolios of our insurance subsidiaries and the temporary investment of funds held by non-insurance group companies. In the first half of 2002, Investing Activities used $6.5 million of cash. The cash used in 2002 primarily represented the net investment of $2.5 million in fixed-income securities and the net investment of $3.9 million in stocks.

    Financing Activities used cash of $136,000 in the first half of 2003, compared to $571,000 of cash used in the first half of 2002. The cash used in 2002 primarily represented the repayment of $637,000 in non-recourse borrowings collateralized by the Harquahala Valley farm properties sold by Vidler during the period.

    At June 30, 2003, PICO had no significant commitments for future capital expenditures.

SHARE REPURCHASE PROGRAM

    In October 2002, PICO's Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

    As of June 30, 2003, no stock had been repurchased under this authorization.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    PICO's balance sheet includes a significant amount of assets and liabilities whose fair values are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO's borrowings are short to medium term in nature and therefore approximate fair value. At June 30, 2003, PICO had $64.8 million of fixed maturity securities and mortgage participation interests, $70.7 million of marketable equity securities that were subject to market risk, of which $37.2 million were denominated in foreign currencies, primarily Swiss francs. PICO's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

    PICO uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $995,000 for a 100 basis point decline in interest rates on its fixed securities and mortgage participation interests. The hypothetical 20% decrease in fair value of PICO's marketable equity securities produced a loss in fair value of $14.1 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of PICO's foreign denominated investments produced a loss of $5.6 million that would impact the foreign currency translation in shareholders' equity.

ITEM 4: CONTROLS AND PROCEDURES

    (a) Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), at the end of the period. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

        +++++ 10.59  PICO Holdings, Inc. 2003 Stock Appreciation Rights Program

                21.  Subsidiaries of PICO.  See Note 1 of Notes To Consolidated
                     Financial Statements, "Nature of Operations and Significant
                     Accounting Policies" in Registrant's Annual Report on Form
                     10-K for 2002, filed with the SEC on March 31, 2003.

               31.1  Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2  Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1.  Certification of Chief Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2.  Certification of Chief Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

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

        ++++ Incorporated by reference to Appendix I of Proxy Statement for Annual Meeting of Shareholders to be Held on October 19, 2000, dated September 8, 2000, and filed with the SEC on September 11, 2000.

        +++++ Incorporated by reference to Appendix I of Proxy Statement for Annual Meeting of Shareholders to be Held on July 17, 2003, dated May 27, 2003, and filed with the SEC on April 30, 2003.


(b)     REPORTS ON FORM 8-K

        The Registrant filed a Form 8-K on April 10, 2003, containing detailed information regarding the sale of Sequoia Insurance Company, which closed on March 31, 2003.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               PICO HOLDINGS, INC.


Dated: August 13, 2003         By:  /s/ Maxim C. W. Webb
                                  ----------------------
                                    Maxim C. W. Webb
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)