Form 10-Q
period 2003-09-30
PICO HOLDINGS INC /NEW
filed 2003-11-13
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q



                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                YES  X      NO
                                    ---        ---
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES  X      NO
                                    ---        ---

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 12,375,610 as of September 30, 2003, excluding 4,426,313 shares of common stock held by the registrant and its subsidiaries.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                          PAGE NO.
                                                                                          --------
PART I:  FINANCIAL INFORMATION

         Item 1:     Condensed Consolidated Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets as of                             3
                     September 30, 2003 and December 31, 2002

                     Condensed Consolidated Statements of Operations for the Three and       4
                     Nine Months Ended September 30, 2003 and 2002 (As Restated)

                     Condensed Consolidated Statements of Cash Flows for                     5
                     the Nine Months Ended September 30, 2003 and 2002

                     Notes to Condensed Consolidated Financial Statements                    6

         Item 2:     Management's Discussion and Analysis of Financial                      13
                     Condition and the Results of Operations

         Item 3:     Quantitative and Qualitative Disclosure About Market Risk              24

         Item 4:     Controls and Procedures                                                24

PART II:  OTHER INFORMATION

         Item 1:     Legal Proceedings                                                      25

         Item 2:     Changes in Securities and Use of Proceeds                              25

         Item 3:     Defaults Upon Senior Securities                                        25

         Item 4:     Submission of Matters to a Vote of Security Holders                    25

         Item 5:     Other Information                                                      25

         Item 6:     Exhibits and Reports on Form 8-K                                       26

         Signature                                                                          27


PART I:  FINANCIAL INFORMATION
ITEM I:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        September 30,         December 31,
                                                                                            2003                  2002
                                                                                        -------------         -------------
                                         ASSETS
Investments                                                                             $ 137,385,358         $  95,495,170
Investments - Discontinued Operations                                                                            78,442,627
Cash and cash equivalents                                                                  22,725,926            22,079,082
Premiums and other receivables, net                                                         8,364,541             5,472,834
Reinsurance receivables                                                                     7,460,964             7,832,708
Real estate and water assets, net                                                         116,722,433           116,790,891
Property and equipment, net                                                                 3,188,803             2,143,746
Net deferred income taxes                                                                   3,134,458             6,079,810
Other assets                                                                               13,629,575             9,692,945
Other assets - Discontinued Operations                                                        658,680            52,138,398
                                                                                        -------------         -------------
         Total assets                                                                   $ 313,270,738         $ 396,168,211
                                                                                        =============         =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                              $  52,589,596         $  52,703,113
Unpaid losses and loss adjustment expenses - Discontinued Operations                                             49,162,995
Reinsurance balance payable                                                                   669,330               538,000
Bank and other borrowings                                                                  14,991,977            14,636,017
Other liabilities                                                                          16,272,598            10,902,399
Other liabilities - Discontinued Operations                                                 2,475,583            44,085,976
                                                                                        -------------         -------------
       Total liabilities                                                                   86,999,084           172,028,500
                                                                                        -------------         -------------
Minority interest                                                                           3,591,351             3,108,007
                                                                                        -------------         -------------
Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
     16,801,923 issued and outstanding in 2003 and 2002                                        16,802                16,802
Additional paid-in capital                                                                236,082,703           236,082,703
Retained earnings                                                                          54,985,673            59,320,715
Accumulated other comprehensive income                                                      9,868,737             3,833,676
Treasury stock, at cost (common shares: 4,426,313 in 2003 and 4,422,681 in 2002)          (78,273,612)          (78,222,192)
                                                                                        -------------         -------------
         Total shareholders' equity                                                       222,680,303           221,031,704
                                                                                        -------------         -------------
                 Total liabilities and shareholders' equity                             $ 313,270,738         $ 396,168,211
                                                                                        =============         =============



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended September 30,      Nine Months Ended September 30,
                                                                 2003               2002               2003               2002
                                                             ------------       ------------       ------------       ------------
                                                                                (AS RESTATED,                         (AS RESTATED,
Revenues:                                                                       SEE NOTE 10)                          SEE NOTE 10)
  Net investment income                                      $  1,102,853       $  1,300,767       $  4,078,897       $  4,438,340
  Premium charge                                                                    (424,659)                             (424,659)
  Net realized gain on investments                                341,951          5,871,471          1,317,760          4,891,761
  Sale of real estate and water assets                          2,002,422            872,113          4,218,276          9,788,550
  Rents, royalties and lease income                               378,141            425,987          1,101,380          1,299,926
  Service revenue                                                 479,058                               583,312
  Other                                                           266,894          1,058,344          1,165,973          2,404,692
                                                             ------------       ------------       ------------       ------------
  Total revenues                                                4,571,319          9,104,023         12,465,598         22,398,610
                                                             ------------       ------------       ------------       ------------
Costs and Expenses:
  Operating and other costs                                     8,141,133          3,850,985         15,767,519         10,701,664
  Cost of real estate and water assets sold                       807,750            521,149          2,139,116          6,072,624
  Cost of service revenue                                         402,136                               572,359
  Loss and loss adjustment expenses (recovery)                     61,127           (481,746)         4,083,727           (482,199)
  Depreciation and amortization                                   573,719            260,151          1,325,676            777,666
  Interest                                                        192,223            187,828            552,980            611,369
                                                             ------------       ------------       ------------       ------------
Total costs and expenses                                       10,178,088          4,338,367         24,441,377         17,681,124
                                                             ------------       ------------       ------------       ------------
Equity in loss of unconsolidated affiliates                                        (570,008)          (564,785)        (1,500,404)
                                                             ------------       ------------       ------------       ------------
  Income (loss) before income taxes and  minority interest     (5,606,769)         4,195,648        (12,540,564)         3,217,082
Provision (benefit) for income taxes                           (1,327,833)         1,885,408         (3,194,895)         1,937,317
                                                             ------------       ------------       ------------       ------------
  Income (loss) before minority interest                       (4,278,936)         2,310,240         (9,345,669)         1,279,765
Minority interest in loss of subsidiaries                         713,829            141,899          1,161,782            378,227
                                                             ------------       ------------       ------------       ------------
Income (loss) from continuing operations                       (3,565,107)         2,452,139         (8,183,887)         1,657,992
  Income from discontinued operations, net of tax                 375,029            796,466          3,044,015          1,319,608
  Gain on disposal of discontinued
    operations, net (See Note 6)                                                                        804,830
                                                             ------------       ------------       ------------       ------------
                                                               (3,190,078)         3,248,605         (4,335,042)         2,977,600
  Cumulative effect of change
    in accounting principle (See Note 5)                                                                                 1,984,744
                                                             ------------       ------------       ------------       ------------
Net income (loss)                                            $ (3,190,078)      $  3,248,605       $ (4,335,042)      $  4,962,344
                                                             ============       ============       ============       ============

Net income (loss) per common share - basic and diluted:
  Income (loss) from continuing operations                  $      (0.29)      $       0.20       $      (0.66)      $       0.13
  Discontinued operations                                           0.03               0.06               0.31               0.11
  Cumulative effect of change in accounting principle                                                                        0.16
                                                            ------------       ------------       ------------       ------------
    Net income (loss) per common share                      $      (0.26)      $       0.26       $      (0.35)      $       0.40
                                                            ============       ============       ============       ============
Weighted average shares outstanding                           12,375,610         12,381,878         12,377,326         12,395,737
                                                            ============       ============       ============       ============



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months Ended September 30,
                                                                             2003                2002
                                                                         ------------         ------------
OPERATING ACTIVITIES:
  Net cash used in operating activities                                  $ (6,645,116)        $ (1,590,460)
  Net cash provided by (used in) discontinued operations                 $ (1,448,722)        $  4,163,477
                                                                         ------------         ------------
                                                                         $ (8,093,838)        $  2,573,017
                                                                         ------------         ------------
INVESTING ACTIVITIES:
  Purchases of investments                                                (56,456,722)         (62,746,626)
  Proceeds from sale of discontinued operations                            25,144,350
  Proceeds from sale of investments                                        20,761,811           36,178,627
  Proceeds from maturity of investments                                    20,859,753           22,674,307
  Purchases of property and equipment                                        (225,841)            (413,639)
  Cash used to purchase shares of HyperFeed, net of cash acquired            (107,253)
  Proceeds from the sale of property and equipment                              5,737               50,775
  Investing cash flows from discontinued operations                                             (4,903,883)
                                                                         ------------         ------------
    Net cash provided by (used in) investing activities                     9,981,835           (9,160,439)
                                                                         ------------         ------------

FINANCING ACTIVITIES:
  Repayments of debt                                                         (389,721)          (3,973,098)
  Proceeds from borrowings                                                                       2,604,911
  Proceeds from exercise of stock options                                                          238,066
  Purchase of treasury stock for deferred compensation plans                  (51,420)             (66,934)
                                                                         ------------         ------------
    Net cash used in financing activities                                    (441,141)          (1,197,055)
                                                                         ------------         ------------

Effect of exchange rate changes on cash                                      (800,012)          (1,551,617)
                                                                         ------------         ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              646,844           (9,336,094)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             22,079,082           16,342,374
                                                                         ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 22,725,926         $  7,006,280
                                                                         ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest:                                           $    631,864         $    411,414
                                                                         ============         ============
       Cash paid for taxes:                                              $    550,000
                                                                         ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of PICO Holdings, Inc. and Subsidiaries (the "Company" or "PICO") have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete consolidated financial statements.

          In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented, have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

          On May 15, 2003, PICO began consolidating HyperFeed Technologies, Inc. ("HyperFeed"), a US publicly traded company, which previously had been accounted for under the equity method of accounting (See Note 9).

          These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and the Results of Operations and Risk Factors contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC.

          The preparation of condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's condensed consolidated financial statements relate to the assessment of the carrying value of real estate and water assets, investments, unpaid losses and loss adjustment expenses, deferred income taxes, accounts and loans receivable, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of September 30, 2003 and December 31, 2002, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.


     RECENT ACCOUNTING PRONOUNCEMENTS

          In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee at its fair value. In addition, FIN 45 requires certain disclosures about each of the entity's guarantees. At September 30, 2003, the Company has no guarantees that require the application of FIN 45.

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

          In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or if the equity investors lack the characteristics of a controlling financial interest. FIN 46 is effective for variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied in the first interim or annual period beginning after December 15, 2003. Management does not expect the adoption of FIN 46 will have a material effect on the Company's results of operations and financial position.

          In April 2003, the FASB approved Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated, and for hedging relationships designated after June 30, 2003. In addition, except as stated, all provisions of this Statement should be applied prospectively. SFAS 149 amends Statement 133 for certain decisions made as part of the Derivatives Implementation Group (DIG) process. For those amendments that relate to Statement 133 implementation guidance, the specific Statement 133 Implementation Issue necessitating the amendment is identified. If the amendment relates to a cleared issue, the clearance date also is noted. This Statement also amends Statement 133 to incorporate clarifications of the definition of a derivative. This Statement contains amendments relating to FASB Concepts Statement No. 7,, "Using Cash Flow Information and Present Value in Accounting Measurements," and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities," No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," No. 95, "Statement of Cash Flows," and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities." The adoption of this statement did not have a material effect on the Company's results of operations and financial position.


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

          For the nine months ended September 30, 2003, there is no difference between basic and diluted earnings per share since the Company reported a loss from continuing operations, and therefore the impact of stock options on earnings per share would be anti-dilutive. For the three months ended September 30, 2003, there were no outstanding stock options. In July 2003, the Company adopted a Stock Appreciation Rights Plan whereby all stock options outstanding were exchanged for stock appreciation rights. These rights are not considered common stock equivalents for purposes of earnings per share because no common shares of the Company are issued when a SAR is exercised (the benefit is paid in cash). Consequently, starting with the three months ended September 30, 2003, the weighted average shares outstanding for diluted earnings per share will be identical to the weighted average shares outstanding for basic earnings per share. (See
     Note 7 "Stock-Based Compensation")

          For the three and nine months ended September 30, 2002, there is no difference between basic and diluted earnings per share since the average market price of the Company's common stock for the period was less than the exercise price of the outstanding stock options, and consequently the options are not assumed exercised for purposes of the calculation of diluted earnings per share.


3.   COMPREHENSIVE INCOME

          The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

          The components of comprehensive income are as follows:


                                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                                                   2003              2002              2003              2002
                                                                -----------       -----------       -----------       -----------
        Net income (loss)                                       $(3,190,078)      $ 3,248,605       $(4,335,042)      $ 4,962,344
        Net change in unrealized appreciation
          (depreciation) on available for sale investments        4,366,420        (4,633,616)        5,932,006         2,093,208
        Net change in foreign currency translation                   75,261           235,407           103,055         2,477,211
                                                                -----------       -----------       -----------       -----------
        Total comprehensive income (loss)                       $ 1,251,603       $(1,149,604)      $ 1,700,019       $ 9,532,763
                                                                ===========       ===========       ===========       ===========

          Total comprehensive income for the three and nine months ended September 30, 2003 is net of deferred income tax charges of $1.2 million and $1.8 million, respectively. Total comprehensive income (loss) for the three and nine months ended September 30, 2002 is net of a deferred income tax benefit of $2.5 million and a deferred income tax charge of $312,000, respectively.

          The components of accumulated other comprehensive income are as follows:

                                                    September 30,      December 31,
                                                        2003               2002
                                                    ------------       ------------
        Unrealized appreciation on
              available for sales investments       $ 15,931,448       $  9,999,442
        Foreign currency translation                  (6,062,711)        (6,165,766)
                                                    ------------       ------------
        Accumulated other comprehensive income      $  9,868,737       $  3,833,676
                                                    ============       ============

          Accumulated other comprehensive income is net of deferred income tax liability of $5.7 million at September 30, 2003 and $3.5 million at December 31, 2002.


4.   COMMITMENTS AND CONTINGENCIES

          In 2000, PICO Holdings loaned a total of $2.2 million to Dominion Capital Pty. Ltd. ("Dominion Capital"), a private Australian company. In 2001, $1.2 million of the loans became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO commenced legal action through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing legal action, and the Company's ability to realize the assets collateralizing the loans, PICO recorded an allowance in 2001 for the total outstanding balance of $2.3 million for the loans and interest. PICO has been awarded summary judgment in relation to the principal and interest on the $1.2 million loan and, as a result, Dominion Capital has been placed in receivership. Other legal action is on-going.

          When PICO acquired Citation Insurance Company ("Citation") in a reverse merger in 1996, Citation had been a direct writer of workers compensation insurance. In 1997, Citation reinsured 100% of its workers compensation book of business with a subsidiary, Citation National Insurance Company ("CNIC"). Citation then sold CNIC to Fremont Indemnity Company ("Fremont"). All assets and liabilities, including the assets which corresponded to the workers compensation reserves reinsured with CNIC, and records, computer systems, policy files and reinsurance arrangements were transferred to Fremont, as part of the sale of CNIC. Fremont merged CNIC into Fremont and administered and paid all workers compensation claims that had been sold to Fremont. Since 1997, Citation has booked the losses reported by Fremont and recorded an equal and offsetting reinsurance recoverable from Fremont, as an admitted reinsurer, for all losses and loss adjustment expenses, resulting in no net impact on Citation's reserves and financial statements and no net impact on PICO's condensed consolidated financial statements.

          On June 4, 2003, the California Department of Insurance obtained a conservation order over Fremont and applied for a court order to liquidate Fremont. On July 2, 2003, the California Superior Court placed Fremont in liquidation.

          Since Fremont went into liquidation in July 2003, Fremont is no longer an admitted reinsurance company under the statutory basis of insurance accounting. Consequently, Citation has reversed the $7.5 million reinsurance recoverable from Fremont in the three months ended June 30, 2003 in its financial statements prepared on the statutory basis of accounting. PICO made a corresponding provision for the reinsurance recoverable from Fremont for GAAP purposes as well which is reflected in the accompanying condensed consolidated financial statements included herein. Citation will make a claim to recover deposits reported as held by Fremont for Citation's insureds; however, the ultimate outcome cannot be accurately predicted. The Company is pursuing its rights to recover the reinsurance and to have the deposit assets returned to us to utilize against the claims obligation.

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

6.   DISCONTINUED OPERATIONS

          On March 31, 2003, the sale of Sequoia Insurance Company ("Sequoia") closed for gross proceeds of $43.1 million, which consisted of $25.2 million in cash and a dividend of equity and debt securities previously held by Sequoia with a market value of $17.9 million. The final sale price that was determined 60 days after the closing date was reduced by $58,000. The net income from Sequoia included in PICO's condensed consolidated results for the nine months ended September 30, 2003 was $2.4 million, which is reported as "Income from discontinued operations, net of tax." The Company also recorded a $443,000 gain on disposal, net of estimated income taxes of $281,000 and selling costs of $844,000, which is reported as "Gain on disposal of discontinued operations, net" for the nine months ended September 30, 2003.

          In June 2003, HyperFeed Technologies, Inc. ("HyperFeed"), a 51% owned subsidiary of the Company, disposed of its interest in a consolidated subsidiary, recording a gain on sale of discontinued operations of $362,000. This gain is included in the accompanying condensed consolidated statements of operations in the line item titled "Gain on disposal of discontinued operations, net" for the nine months ended September 30, 2003.

          In the three months ended September 30, 2003, HyperFeed classified a segment of its business as discontinued operations as a result of a pending sale expected to close in the fourth quarter of this year. As a result, the Company reported $375,000 in income from discontinued operations in the third quarter of 2003 and has reported the assets and liabilities as discontinued operations in the September 30, 2003 balance sheet.


7.   STOCK-BASED COMPENSATION

          On July 2, 2003, all 1,687,242 outstanding stock options were voluntarily surrendered by employees and directors. On July 17, 2003, the Company's shareholders voted to adopt the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program (the "SAR program") to replace the Company's stock option plans and call option agreements. Upon adoption of the SAR program, all 355,539 outstanding options under call option agreements were also surrendered by the holders. The maximum number of SARs issuable under the SAR program may not exceed 2,042,781, all of which were issued to the prior option holders upon adoption of the SAR program at an exercise price equal to that of the surrendered options. In future periods, in the case of "in the money" SARs (i.e., the market price of PICO stock is higher than the exercise price of the SAR), a charge or benefit will be recorded in the Company's consolidated financial statements. The charge or benefit will recognize the change during the period in the difference between the exercise price of "in the money" SARs and the market value of PICO stock at the end of the period. As a result of the adoption of the SAR program in July 2003, the Company recorded a charge of $3.3 million in the three months ended September 30, 2003, representing the difference between the exercise price of the vested SARs and the market value of PICO stock at September 30 2003. This amount is included in other liabilities at September 30, 2003.

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

          Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 148, the Company's net income and net income per share would approximate the following pro forma amounts for the three and nine months ended September 30:

                                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                                --------------------------------   -------------------------------
                                                                      2003             2002             2003             2002
                                                                  ------------     ------------     ------------     ------------
     Reported net income (loss)                                   $ (3,190,078)    $  3,248,605     $ (4,335,042)    $  4,962,344
     Add: stock based compensation recorded, net of income tax       2,174,090
     Deduct:  Total stock-based employee compensation expense
        determined under fair value based method for all
        awards, net of income tax                                   (6,409,554)        (111,389)      (6,509,234)        (334,167)
                                                                  ------------     ------------     ------------     ------------
     Pro forma net income (loss)                                  $ (7,425,542)    $  3,137,216     $(10,844,276)    $  4,628,177
                                                                                                    ============     ============
     Reported net income (loss)  per share: basic and diluted     $      (0.26)    $       0.26     $      (0.35)    $       0.40
                                                                  ============     ============     ============     ============
     Pro forma net income (loss) per share: basic and diluted     $      (0.60)    $       0.25     $      (0.88)    $       0.37
                                                                  ============     ============     ============     ============


          The Black Scholes valuation model was used in estimating the fair value of the Company's SAR's that are fully vested and are non-transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility and estimated life of the SAR. Because the Company SARs have characteristics significantly different from those of any like instrument that is publicly traded, and because changes in the subjective input assumptions can materially change the fair value estimate, management believes the existing model does not necessarily provide a reliable single measure of the fair value of its SARs.

          The effects of applying SFAS No. 148 in this pro forma disclosure are not indicative of future amounts.


8.    SEGMENT REPORTING

          PICO Holdings, Inc. is a diversified holding company engaged in five major operating segments: Vidler Water Company, Nevada Land & Resource Company, Business Acquisitions and Financing, Insurance Operations in Run Off, and HyperFeed Technologies, Inc.

          The accounting policies of the reportable segments are the same as those described in the Company's 2002 Annual Report on Form 10-K. Management analyzes segments using the following information:

          Total assets decreased by $82.9 million and total liabilities decreased by $85 million from December 31, 2002, primarily as a result of the sale of Sequoia, offset by additions in assets and liabilities due to the consolidation of HyperFeed Technologies.

          Segment assets:


                                                          At September 30,    At December 31,
                                                               2003                 2002
                                                          ----------------    ---------------
          TOTAL ASSETS:
                Vidler Water Company                       $ 84,224,118        $ 82,428,762
                Nevada Land and Resource Company             62,533,886          60,406,824
                Business Acquisitions and Financing          27,904,350          34,006,655
                Insurance Operations in Run Off             133,710,094         219,325,970
                HyperFeed Technologies, Inc.                  4,898,290
                                                           ------------        ------------
                                                           $313,270,738        $396,168,211
                                                           ============        ============

          Segment revenues and loss before taxes and minority interest for the third quarter and nine months of 2003 and 2002 were:

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                               ------------------------------      ------------------------------
                                                                   2003              2002              2003              2002
                                                               ------------      ------------      ------------      ------------
     REVENUES:
     Vidler Water Company                                      $    661,000      $    935,000      $  1,545,000      $ 10,074,000
     Nevada Land & Resource Company                               1,935,000           714,000         4,997,000         1,908,000
     Business Acquisitions and Financing                            501,000         7,311,000         3,028,000         8,956,000
     Insurance Operations in Run Off                                990,000           144,000         2,306,000         1,461,000
     HyperFeed Technologies, Inc.                                   484,000                             590,000
                                                               ------------      ------------      ------------      ------------
          Total Revenues                                       $  4,571,000      $  9,104,000      $ 12,466,000      $ 22,399,000
                                                               ============      ============      ============      ============

     INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST:
     Vidler Water Company                                      $ (1,349,000)     $   (826,000)     $ (3,405,000)     $    (90,000)
     Nevada Land & Resource Company                               1,048,000           134,000         1,815,000          (644,000)
     Business Acquisitions and Financing                         (4,351,000)        4,455,000        (5,758,000)        2,652,000
     Insurance Operations in Run Off                                544,000           433,000        (2,842,000)        1,299,000
     HyperFeed Technologies, Inc.                                (1,499,000)                         (2,351,000)
                                                               ------------      ------------      ------------      ------------
          Income (Loss) Before Taxes and Minority Interest     $ (5,607,000)     $  4,196,000      $(12,541,000)     $  3,217,000
                                                               ============      ============      ============      ============

9.   CONSOLIDATION OF HYPERFEED TECHNOLOGIES, INC.

          On May 15, 2003 the Company increased its ownership of HyperFeed from 44% to 51% by purchasing 443,623 shares for $1.2 million and accordingly, now has a controlling financial interest through a direct ownership of a majority voting interest. Consequently, PICO consolidated HyperFeed's results from the date of acquisition forward. The acquisition was accounted for using the purchase method of accounting and accordingly, the accompanying condensed consolidated financial statements include the revenues and expenses and costs of HyperFeed beginning May 15. Prior to May 15, the Company accounted for its investment in HyperFeed using the equity method of accounting. The following is an allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition:



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
                                                          -----------
                                                          $ 1,200,000
                                                          ===========

          The following are the pro forma results of PICO for the nine months ended September 30, 2003 and 2002 assuming the acquisition had taken effect at the beginning of the period:

                                                                  2003                 2002
                                                              ------------         ------------
        Total revenues                                        $ 12,704,929         $ 23,114,829
        Income (loss) before taxes and minority interest       (14,244,178)             174,083
        Net income (loss)                                       (4,620,654)           5,036,063
        Net income (loss) per share: basic and diluted        $      (0.37)        $       0.41


          On October 31, 2003, HyperFeed announced that it closed on a transaction to sell its consolidated market data feed service contracts to Interactive Data Corporation for $8.5 million. The gain is expected to be approximately $6.4 million and will be recorded in the fourth quarter of 2003. Based on PICO's 51% ownership, net of minority interest, the gain to PICO from this transaction will be approximately $3.2 million.

10.  RESTATEMENT/RECAST OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

          Subsequent to the issuance of the Company's condensed consolidated financial statements for the nine months ended September 30, 2002, the Company determined that it needed to record other-than-temporary impairments on marketable securities.

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

     Other-Than-Temporary Impairments:

          The Company has previously recorded losses from other-than-temporary impairments on certain marketable securities. However, the Company determined that it should have recorded additional other-than-temporary impairment charges on other marketable securities. For the three months ended September 30, 2002, realized gains increased by $1.6 million primarily due to additional impairment charges of $2.1 million offset by the reversal of $3.7 million of impairment charges, which as a result of the restatement were recorded in earlier periods. For the nine months ended September 30, 2002, realized gains increased by $22,000 resulting from additional impairment charges of $2.2 million offset by the reversal of $2.2 million in previously recorded impairment charges.

          As a result, the Company has restated its condensed consolidated financial statements for the three and nine months ended September 30, 2002 from amounts previously reported to record other-than-temporary impairments on marketable securities.


                                                                   Statement of Operations September 30, 2002
                                                             Three Months Ended                           Nine Months Ended
                                                     As Previously                               As Previously
                                                     Reported and           As Restated          Reported and         As Restated
                                                        Recast              and Recast              Recast             and Recast
                                                     -------------          -----------          -------------         -----------
Realized gain on investments                          $ 4,278,792           $ 5,871,471           $ 4,869,510          $ 4,891,761
Total revenues                                          7,511,344             9,104,023            22,376,359           22,398,610
Income before taxes and minority
interest                                                2,602,969             4,195,648             3,194,831            3,217,082
Income tax expense                                      1,813,041             1,885,408             2,010,813            1,937,317
Income from continuing operations
before minority interest                                  789,928             2,310,240             1,184,018            1,279,765
Net income                                              1,728,293             3,248,605             4,866,597            4,962,344

Income per share: basic and diluted                   $      0.14           $      0.26           $      0.39          $      0.40
                                                      ===========           ===========           ===========          ===========


                                                              Statement of Comprehensive Income (Loss) September 30, 2002
                                                             Three Months Ended                           Nine Months Ended
                                                     As Previously                               As Previously
                                                     Reported and           As Restated          Reported and         As Restated
                                                        Recast              and Recast              Recast             and Recast
                                                     -------------          -----------          -------------         -----------
Net income                                            $ 1,728,293           $ 3,248,605           $ 4,866,597          $ 4,962,344
Net change in unrealized appreciation
(depreciation) on available for sale investments       (3,113,304)           (4,633,616)            2,188,955            2,093,208
Net change in foreign currency translation                235,407               235,407             2,477,211            2,477,211
                                                      -----------           -----------           -----------          -----------
Total comprehensive income (loss)                     $(1,149,604)          $(1,149,604)          $ 9,532,763          $ 9,532,763
                                                      ===========           ===========           ===========          ===========


          The restatements for the three and nine month periods ended September 30, 2002 have no net impact on total comprehensive income and shareholders' equity for those periods.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT ON FORM 10-Q (INCLUDING THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTION) CONTAINS "FORWARD-LOOKING STATEMENTS" REGARDING OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND PROSPECTS. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," AND SIMILAR EXPRESSIONS OR VARIATIONS OF SUCH WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q. ADDITIONALLY, STATEMENTS CONCERNING FUTURE MATTERS ARE FORWARD-LOOKING STATEMENTS.

     ALTHOUGH FORWARD-LOOKING STATEMENTS IN THIS REPORT ON FORM 10-Q REPRESENT THE GOOD FAITH JUDGMENT OF OUR MANAGEMENT, SUCH STATEMENTS CAN ONLY BE BASED ON FACTS AND FACTORS CURRENTLY KNOWN BY US. CONSEQUENTLY, FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS AND OUTCOMES COULD DIFFER FROM THOSE DISCUSSED IN OR ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. FACTORS WHICH COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES IN RESULTS AND OUTCOMES INCLUDE, WITHOUT LIMITATION, THOSE DISCUSSED UNDER THE HEADING "RISK FACTORS" AND ELSEWHERE IN OUR 2002 ANNUAL REPORT ON FORM 10-K. READERS ARE URGED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS FORM 10-Q. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE ANY FORWARD-LOOKING STATEMENT IN ORDER TO REFLECT ANY EVENT OR CIRCUMSTANCE WHICH MAY ARISE AFTER THE DATE OF THIS FORM 10-Q. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE IN THIS FORM 10-Q AND OUR 2002 ANNUAL REPORT ON FORM 10-K, WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS WHICH MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND PROSPECTS.

     The condensed consolidated financial statements and other portions of this Form 10-Q for the period ended September 30, 2003, including Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," reflect the effects of:

1. the restatement of our condensed consolidated financial statements for the three and nine month periods ended September 30, 2002 as detailed in Note 10 of Notes to Condensed Consolidated Financial Statements,
      "Restatement/Recast of Previously Reported Financial Information";

2.    presenting Sequoia Insurance Company as a discontinued operation; and

3. presenting HyperFeed Technologies, Inc. as a separate segment beginning May 15, 2003, when HyperFeed became a consolidated subsidiary. See Note 9 of Notes To Condensed Consolidated Financial Statements, "Consolidation of HyperFeed Technologies, Inc."


INTRODUCTION

     PICO Holdings, Inc. (PICO and its subsidiaries are referred to as "PICO," "the Company," "we," and "our") is a diversified holding company. PICO seeks to acquire businesses and interests in businesses which we identify as undervalued based on fundamental analysis -- that is, our assessment of what the business is worth, based on the private market value of its assets, earnings, and cash flow. We are most interested in long-established businesses, with a history of operating successfully through industry cycles, recessions, and geo-political disruptions, in basic, "old economy" industries. Typically, the businesses will be generating free cash flow and have a low level of debt, or, alternatively, strong interest coverage ratios or the ability to realize surplus assets. As well as being undervalued, the business must have special qualities such as unique assets, a potential catalyst for change, or be in an industry with attractive economics. We are also interested in acquiring companies where there is significant additional unrecognized value in land and other tangible assets.

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

     Currently our major operating businesses are:

o Vidler Water Company, Inc. ("Vidler"), which develops and owns water rights and water storage operations in the southwestern United States, primarily in Nevada and Arizona;

o Nevada Land & Resource Company, LLC ("Nevada Land"), which owns approximately 1.1 million acres of land in Nevada, and the mineral rights and water rights related to the property;

o Citation Insurance Company ("Citation"), which is "running off" its historical property and casualty insurance loss reserves, and Physicians Insurance Company of Ohio ("Physicians"), which is "running off" its medical professional liability insurance loss reserves; and

o HyperFeed Technologies, Inc. ("HyperFeed"), which is now a 51%-owned subsidiary. HyperFeed is a provider of Managed Exchange Platform Services ("MEPS") to users including exchanges, content providers, re-distributors, and institutions.

     On March 31, 2003, we closed on the sale of Sequoia Insurance Company ("Sequoia"), which is accounted for in our condensed consolidated financial statements for 2003 and prior years as a discontinued operation. See "Net Income" and "Discontinued Operations."


RESULTS OF OPERATIONS -- THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

SHAREHOLDERS' EQUITY

     At September 30, 2003, PICO had shareholders' equity of $222.7 million ($17.99 per share), compared to $221.4 million ($17.89 per share) at June 30, 2003, and $221 million ($17.86 per share) at December 31, 2002. Book value per share increased by $0.10 per share during the third quarter, and $0.13 per share during the first nine months of 2003.

     The $1.3 million increase in shareholders' equity during the third quarter primarily resulted from a $4.4 million net increase in unrealized appreciation in investments, partially offset by a $3.2 million net loss.

     The $1.7 million increase in shareholders' equity during the first nine months was principally a result of a $5.9 million net increase in unrealized appreciation in investments, partially offset by a $4.3 million net loss.

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

     For the third quarter of 2003, PICO recorded comprehensive income of $1.3 million, consisting of $4.4 million in unrealized appreciation in investments and a foreign currency translation credit of $75,000, which were partially offset by a $3.2 million net loss.

     During the first nine months of 2003, PICO recorded comprehensive income of $1.7 million, consisting of $5.9 million in unrealized appreciation in investments and a foreign currency translation credit of $103,000, partially offset by the net loss of $4.3 million.

THIRD QUARTER RESULTS

     PICO reported a net loss of $3.2 million ($0.26 per basic and diluted share) for the third quarter of 2003, ended September 30. This consisted of a loss from continuing operations of $3.6 million ($0.29 per share), and income from discontinued operations of HyperFeed of $375,000 after-tax ($0.03 per share). The $3.6 million loss from continuing operations consisted of a $5.6 million loss before income taxes and minority interest, which was partially offset by an income tax benefit of $1.3 million and minority interest of $714,000.

     In the third quarter of 2002, PICO reported net income of $3.2 million ($0.26 per basic and diluted share). This consisted of income from continuing operations of $2.5 million ($0.20 per share), and income from discontinued operations of $796,000 after-tax ($0.06 per share). The $2.5 million income from continuing operations consisted of income before income taxes and minority interest of $4.2 million, income tax expense of $1.9 million, and minority interest of $142,000.

NINE MONTHS RESULTS

     PICO reported a net loss of $4.3 million ($0.35 per basic and diluted share) for the first nine months of 2003, ended September 30. A loss from continuing operations of $8.2 million ($0.66 per share) was partially offset by $3.8 million ($0.31 per share) of after-tax income related to discontinued operations. The $8.2 million loss from continuing operations consisted of a $12.5 million loss before income taxes and minority interest, which was partially offset by an income tax benefit of $3.2 million, and minority interest of $1.2 million. The income from discontinued operations consisted of the income earned by Sequoia in 2003 until its sale of $2.4 million after-tax, a $443,000 after-tax gain on the sale of Sequoia, income earned by discontinued operations of HyperFeed of $655,000, and a $362,000 gain on HyperFeed's sale of PCQuote.com ($0.31 per share in total).

     In the first nine months of 2002, PICO reported net income of $5 million ($0.40 per basic and diluted share). This consisted of income from continuing operations of $1.7 million ($0.13 per share), income from discontinued operations of $1.3 million ($0.11 per share), and a cumulative effect of change in accounting principle which increased income by $2 million ($0.16 per share). The income from continuing operations consisted of income before income taxes and minority interest of $3.2 million, a provision for income taxes of $1.9 million, and minority interest of $378,000.

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

     Segment revenues and income (loss) before taxes and minority interest for the third quarter and first nine months of 2003 and 2002 were:

                                                              THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------    -------------------------------
                                                                   2003              2002              2003              2002
                                                               ------------      ------------      ------------      ------------
     REVENUES:
     Vidler Water Company                                      $    661,000      $    935,000      $  1,545,000      $ 10,074,000
     Nevada Land & Resource Company                               1,935,000           714,000         4,997,000         1,908,000
     Business Acquisitions and Financing                            501,000         7,311,000         3,028,000         8,956,000
     Insurance Operations in Run Off                                990,000           144,000         2,306,000         1,461,000
     HyperFeed Technologies, Inc.                                   484,000                             590,000
                                                               ------------      ------------      ------------      ------------
          Total Revenues                                       $  4,571,000      $  9,104,000      $ 12,466,000      $ 22,399,000
                                                               ============      ============      ============      ============

     INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST:
     Vidler Water Company                                      $ (1,349,000)     $   (826,000)     $ (3,405,000)     $    (90,000)
     Nevada Land & Resource Company                               1,048,000           134,000         1,815,000          (644,000)
     Business Acquisitions and Financing                         (4,351,000)        4,455,000        (5,758,000)        2,652,000
     Insurance Operations in Run Off                                544,000           433,000        (2,842,000)        1,299,000
     HyperFeed Technologies, Inc.                                (1,499,000)                         (2,351,000)
                                                               ------------      ------------      ------------      ------------
          Income (Loss) Before Taxes and Minority Interest     $ (5,607,000)     $  4,196,000      $(12,541,000)     $  3,217,000
                                                               ============      ============      ============      ============


     Detailed information on the performance of each segment follows; however, the major factors affecting PICO's third quarter and nine months results were:

VIDLER WATER COMPANY

     Vidler is a water resource development business, and as such its quarterly results are affected by the timing of significant water rights sales. During the first nine months of 2002, Vidler closed on three significant sales of water rights and related assets which, combined, added approximately $8.4 million to revenues and $2.6 million to gross margin. Vidler did not close on any significant sales of water rights and related assets in the first nine months of 2003.

NEVADA LAND & RESOURCE COMPANY

     The quarterly results for Nevada Land are affected by the timing of closings on land sales transactions. Revenues and gross margins from land sales were significantly higher in the third quarter, and the first nine months, of 2003 than in the same periods in 2002. Land sales revenues increased $1.2 million year over year in the third quarter and $2.9 million for the nine months. The gross margin from land sales increased $914,000 year over year in the third quarter and $1.5 million for the first nine months.

BUSINESS ACQUISITIONS AND FINANCING

     Revenues and results in this segment vary considerably from quarter to quarter, primarily due to fluctuations in net realized gains or losses. In 2002, revenues and segment income included net realized gains of $5.9 million in the third quarter and $4.8 million in the first nine months of 2002, primarily due to an $8 million realized gain on the sale of our holding in Australian Oil & Gas Corporation Limited. Segment expenses for the third quarter and first nine months of 2003 were increased by a $3.3 million non-cash charge related to the adoption of the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program.

INSURANCE OPERATIONS IN RUN OFF

     The results of this segment for the first nine months of 2003 were affected by two significant items. Due to continued favorable claims experience, Physicians Insurance Company of Ohio reduced its medical professional liability insurance loss reserves in the second quarter, which added approximately $3.6 million to income for the first nine months of 2003. However, this was more than offset by a $7.5 million provision for a reinsurance recoverable recorded by Citation Insurance Company, after Fremont Indemnity Company went into liquidation in July 2003.

HYPERFEED TECHNOLOGIES, INC.

     In May 2003, HyperFeed became a consolidated subsidiary and a new reporting segment. HyperFeed contributed segment losses of $1.5 million for the third quarter, and $2.4 million for the first nine months, of 2003.

                           VIDLER WATER COMPANY, INC.

                                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                                      --------------------------------        --------------------------------
                                                          2003                2002                2003                2002
                                                      ------------        ------------        ------------        ------------
     REVENUES:
     Sale of Land, Water Rights, and Water            $    414,000        $    500,000        $    414,000        $  8,873,000
     Option Premiums Earned                                                                        346,000
     Lease of Water                                         17,000              55,000              23,000             207,000
     Lease of Agricultural Land                            176,000             168,000             528,000             521,000
     Other                                                  54,000             212,000             234,000             473,000
                                                      ------------        ------------        ------------        ------------
     Segment Total Revenues                           $    661,000        $    935,000        $  1,545,000        $ 10,074,000
                                                      ============        ============        ============        ============

     EXPENSES:
     Cost of Land, Water Rights, and Water Sold       $   (385,000)       $   (400,000)       $   (385,000)       $ (5,710,000)
     Commission and Other Costs Of Sales                                       (17,000)                               (515,000)
     Depreciation and Amortization                        (268,000)           (238,000)           (746,000)           (715,000)
     Interest                                             (113,000)           (121,000)           (346,000)           (379,000)
     Operations, Maintenance, and Other                 (1,244,000)           (985,000)         (3,473,000)         (2,845,000)
                                                      ------------        ------------        ------------        ------------
     Segment Total Expenses                           $ (2,010,000)       $ (1,761,000)       $ (4,950,000)       $(10,164,000)

                                                      ------------        ------------        ------------        ------------
     LOSS BEFORE TAX                                  $ (1,349,000)       $   (826,000)       $ (3,405,000)       $    (90,000)
                                                      ============        ============        ============        ============


     In the third quarter of 2003, Vidler closed on the previously announced sale of its remaining water rights at Wet Mountain, Colorado, which added $414,000 to revenues and $29,000 to gross margin. All other revenues totaled $247,000. Excluding the cost of land, water rights, and water sold, all other expenses were $1.6 million. As a result of these factors, Vidler generated a loss before taxes of $1.3 million for the third quarter of 2003.

     In the third quarter of 2002, Vidler closed on the sale of 7 acres of unimproved land near West Wendover, Nevada, which added $500,000 to revenues and $83,000 to gross margin. All other revenues were $435,000. Excluding the cost of land, water rights, and water sold, all other expenses were $1.3 million. Vidler incurred a pre-tax loss of $826,000 for the third quarter of 2002.

     The third quarter segment loss increased by $523,000 year over year, principally as a result of a $158,000 decrease in other revenues and a $281,000 increase in operating expenses due to professional fees related to applications for additional water rights to expand Vidler's asset base.

     The third quarter sale of water rights at Wet Mountain, Colorado also added $414,000 to revenues and $29,000 to gross margin for the first nine months of 2003. All other revenues totaled $1.1 million, including $346,000 in option premiums earned when options over land and water granted to two electricity-generating companies expired without being exercised. Excluding the cost of land, water rights, and water sold, all other expenses were $4.6 million, resulting in a $3.4 million segment loss for Vidler in the first nine months of 2003.

     In the first nine months of 2002, Vidler closed on three significant sales of water rights and related assets:

o 3,645 acre-feet of water rights and 1,217 acres of land in the Harquahala Valley Irrigation District to golf course developers near Scottsdale, Arizona, which added $5.2 million to revenues and approximately $1.9 million to gross margin;

o its interest in Cline Ranch, which added $2.1 million to revenues and approximately $119,000 to gross margin; and

o 480 acre-feet of water rights and the related 240 acres of land in the Harquahala Valley Irrigation District to an industrial user, which added $1 million to revenues and $556,000 to gross margin;

as well as the 7 acres of land near West Wendover described in a preceding paragraph, which added $500,000 to revenues and $83,000 to gross margin. All other revenues were $1.2 million. Excluding the cost of land, water rights, and water sold, and commission and other selling costs, all other operating expenses were $3.9 million. As a result of these factors, Vidler generated a pre-tax loss of $90,000 for the first nine months of 2002.

     The nine months segment result decreased $3.3 million year over year. The result for the first nine months of 2002 included approximately $2.6 million in gross margin from the sale of water rights and land, which did not recur in 2003. In addition, operating expenses were $626,000 higher year over year, primarily due to professional fees related to applications for new water rights.

                       NEVADA LAND & RESOURCE COMPANY, LLC

                                      THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                     ---------------------------------           ---------------------------------
                                        2003                   2002                  2003                 2002
                                     -----------           -----------           -----------           -----------
   REVENUES:
   Sale of Land                      $ 1,588,000           $   372,000           $ 3,804,000           $   915,000
   Option Premiums Earned                                                            137,000
   Lease and Royalty                     186,000               203,000               551,000               571,000
   Interest and Other                    161,000               139,000               505,000               422,000
                                     -----------           -----------           -----------           -----------
   Segment Total Revenues            $ 1,935,000           $   714,000           $ 4,997,000           $ 1,908,000
                                     ===========           ===========           ===========           ===========

   EXPENSES:
   Cost of Land Sales                $  (423,000)          $  (121,000)          $(1,754,000)          $  (362,000)
   Operating Expenses                   (464,000)             (459,000)           (1,428,000)           (2,190,000)
                                     -----------           -----------           -----------           -----------
   Segment Total Expenses            $  (887,000)          $  (580,000)          $(3,182,000)          $(2,552,000)
                                     -----------           -----------           -----------           -----------
   INCOME (LOSS) BEFORE TAX          $ 1,048,000           $   134,000           $ 1,815,000           $  (644,000)
                                     ===========           ===========           ===========           ===========

     Nevada Land recognizes revenue from land sales, and the resulting gross profit or loss, when the sales transactions close. On closing, the entire sales price is recorded as revenue and a gross margin is recognized depending on the cost basis attributed to the land which was sold. Since the date of closing determines the accounting period in which the sales revenue and gross margin are recorded:

o Nevada Land's reported revenues and income fluctuate from quarter to quarter depending on the dates when specific transactions close; and

o land sales revenues for any individual quarter are not indicative of likely full-year revenues.

     The average sales price per acre fluctuates from quarter to quarter depending on the percentage of the sales mix coming from the various categories of land sold. For example, typically land which is suitable for industrial or residential use would have a higher sales price per acre than land whose highest and best use is ranching.

     In the third quarter of 2003, segment total revenues were $1.9 million. Nevada Land sold approximately 14,406 acres of land for $1.6 million, an average sales price of $110 per acre. The gross margin on land sales was $1.2 million. Lease and royalty revenues were $186,000, and interest and other revenues contributed $161,000. After operating expenses of $464,000, Nevada Land recorded income of $1 million.

     In the third quarter of 2002, segment total revenues were $714,000. Nevada Land sold approximately 1,577 acres of land for $372,000, or an average sales price of $236 per acre. The gross margin on land sales was $251,000. Lease and royalty revenues were $203,000, and interest and other revenues contributed $139,000. Following operating expenses of $459,000, Nevada Land generated income of $134,000 for the third quarter of 2002.

     The segment result improved by $914,000 year over year, essentially due to the $914,000 higher gross margin on land sales.

     In the first nine months of 2003, segment total revenues were $5 million. Nevada Land sold approximately 66,813 acres of land for $3.8 million, or an average sales price of $57 per acre. The gross margin on land sales was $2 million. Lease and royalty revenues were $551,000, option premiums of $137,000 were earned, and interest and other revenues contributed $505,000. After operating expenses of $1.4 million, Nevada Land recorded income of $1.8 million for the first nine months of 2003.

     In the first nine months of 2002, segment total revenues were $1.9 million. Nevada Land sold approximately 7,779 acres of land for $915,000, or an average sales price of $118 per acre. The gross margin on land sales was $553,000. Lease and royalty revenues were $571,000, and interest and other revenues contributed $422,000. Following operating expenses of $2.2 million, Nevada Land experienced a loss of $644,000 for the first nine months of 2002.

     The $2.5 million year over year improvement in the segment result primarily resulted from the $1.5 million higher gross margin on land sales, and a $762,000 reduction in operating expenses. In the first nine months of 2002, operating expenses were unusually high due to approximately $613,000 in legal and related expenses and a one-time write-off of $261,000 in previously capitalized costs.

                       BUSINESS ACQUISITIONS AND FINANCING



                                                        THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------        -------------------------------
                                                           2003                2002                2003                2002
                                                        -----------         -----------         -----------         -----------
     REVENUES:
     Realized Gains (Losses):
          On Sale or Impairment of Holdings             $   (48,000)        $ 5,519,000         $   525,000         $ 4,011,000
          SFAS No. 133 Change in Warrants                    (9,000)            348,000             237,000             782,000
     Investment Income                                      349,000             599,000           1,801,000           2,195,000
     Other                                                  209,000             845,000             465,000           1,968,000
                                                        -----------         -----------         -----------         -----------
     Segment Total Revenues                             $   501,000         $ 7,311,000         $ 3,028,000         $ 8,956,000
                                                        ===========         ===========         ===========         ===========

     SEGMENT TOTAL EXPENSES                             $(4,852,000)        $(2,286,000)        $(8,221,000)        $(4,804,000)
                                                        -----------         -----------         -----------         -----------
     INCOME (LOSS) BEFORE INVESTEE INCOME               $(4,351,000)        $ 5,025,000         $(5,194,000)        $ 4,152,000

     Equity in Loss of Unconsolidated Affiliates                            $  (570,000)        $  (564,000)        $(1,500,000)
                                                        -----------         -----------         -----------         -----------
     INCOME (LOSS) BEFORE TAXES                         $(4,351,000)        $ 4,455,000         $(5,758,000)        $(2,652,000)
                                                        ===========         ===========         ===========         ===========

     This segment contains businesses, interests in businesses, and other parent company assets. The segment was referred to as Long-Term Holdings in prior years.

     The largest holding in this segment is Jungfraubahn Holding AG. Extracts from Jungfraubahn's 2002 Annual Report and summary financial statements, prepared on Swiss accounting standards, can be viewed at www.jungfraubahn.com (in the "Finances" section of the "Inside" tab). The URL is provided for the reader's convenience, and the contents of Jungfraubahn's web site are not incorporated in this 10-Q. At September 30, 2003, our holding in Jungfraubahn had an estimated market value and a carrying value before taxes of $25.4 million. In 2002 and until May 15, 2003, our holding in HyperFeed Technologies, Inc. was included in this segment. On May 15, 2003, HyperFeed became a consolidated subsidiary, and its results are now recorded in a separate segment. See HyperFeed Technologies, Inc. segment.

     For the third quarter of 2003, Business Acquisitions and Financing segment revenues were $501,000. Investment income was $349,000. Revenues were reduced by net realized investment losses of $57,000, including a $48,000 net realized loss on the sale or impairment of investments. In addition, a $9,000 decrease in the estimated fair value of warrants we own to buy shares in other companies -- principally HyperFeed -- was also recorded as a realized loss in accordance with Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities." Other revenues were $209,000. After expenses of $4.9 million, the segment reported a loss before taxes of $4.4 million for the third quarter of 2003.

     For the first nine months of 2003, Business Acquisitions and Financing segment revenues were $3 million. Net realized investment gains were approximately $762,000. Realized gains of approximately $1.6 million on the sale of two equity securities were partially offset by approximately $1.1 million in charges for other-than-temporary impairment of our holdings in Accu Holding AG and SIHL, to reflect a decline in the market value of those holdings during the first nine months of 2003. In addition, a $237,000 increase in the estimated fair value of warrants was recorded as a realized gain under SFAS No. 133. Investment income was $1.8 million, including the $957,000 annual dividend from Jungfraubahn, and other revenues were $465,000. After segment expenses of $8.2 million, and our $564,000 equity share of HyperFeed's net loss and other events affecting equity (until May 15, 2003), the segment reported a loss before taxes of $5.8 million for the first nine months of 2003.

     Segment expenses for the third quarter and first nine months of 2003 include an initial charge of approximately $3.3 million related to the adoption of the PICO Holdings, Inc. 2003 Stock Appreciation Rights ("SAR") Program, which was approved at the 2003 Annual Meeting of Shareholders held on July 17, 2003. During the third quarter, the previously existing stock options and call options were canceled and replaced by SAR. In future accounting periods, the change in the "in the money" amount (i.e., the difference between the market price of PICO stock and the exercise price of the SAR) of SAR outstanding during the accounting period will be recorded through the consolidated statement of operations. An increase in the "in the money" amount of SAR will be recorded as an expense, and a decrease in the "in the money" amount of SAR will be recorded as a reduction in expenses. Previously we disclosed the fair value of outstanding stock options, but in accordance with GAAP, we did not expense this value in our statement of operations.

     The $3.3 million charge records the amount by which the SAR are "in the money" for the period ended September 30, 2003 as an expense. Part of the charge is one-time in nature, expensing the increase in the "in the money" value of the call options and stock options which were subsequently converted to SAR, from the date they were originally issued through September 30, 2003. It should be noted that 355,539 SAR, out of the total of 2,042,781 SAR, were formerly call options granted in 1993 and 1994. The charge recorded in the period reflects the increase in the PICO stock price from the dates when the call options were granted ($3.49 for the 1993 grant and $4.74 for the 1994 grant) to $13.20 per share as of September 30, 2003.

     In the third quarter of 2002, segment revenues were $7.3 million. Net realized investment gains came to almost $5.9 million. This included $5.5 million in net gains on the sale or impairment of securities, principally consisting of an $8 million gain on the sale of our holding in Australian Oil & Gas Corporation Limited, partially offset by a $1.9 million charge for other-than-temporary impairment of our holding in Accu Holding AG. In addition, a $348,000 increase in the estimated fair value of warrants was recorded as a realized gain under SFAS No. 133. Investment income was $599,000, and other revenues were $845,000. After segment expenses of $2.3 million, and our $570,000 equity share of the net losses and other events affecting equity of companies accounted for under the equity method -- primarily HyperFeed -- the segment reported income before taxes of $4.5 million for the third quarter of 2002.

     In the first nine months of 2002, segment revenues were $9 million. Net realized investment gains were approximately $4.8 million. This included approximately $4 million in net gains on the sale or impairment of securities, primarily composed of an $8 million gain on the sale of AOG, partially offset by other-than-temporary impairment charges of $3.7 million. A $782,000 increase in the estimated fair value of warrants was recorded as a realized gain under SFAS No. 133. Investment income was $2.2 million, including a $703,000 dividend from Jungfraubahn, and other revenues were $2 million. After expenses of $4.8 million, and our $1.5 million equity share of the net losses and other events affecting equity of companies accounted for under the equity method -- primarily HyperFeed -- the segment reported income before taxes of $2.7 million for the first nine months of 2002.

     Segment expenses were also affected by fluctuation in a non-cash expense related to foreign currency. Our interests in Swiss public companies are held by Global Equity SA, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity SA's funding comes from a loan from PICO, which is denominated in Swiss Francs. During accounting periods when the Swiss Franc appreciates relative to the US dollar, under GAAP we are required to record a benefit through the statement of operations to reflect the fact that Global Equity SA owes PICO more US dollars. In Global Equity SA's financial statements, an equivalent amount is reflected in the foreign currency translation component of shareholders' equity (since it owes PICO more US dollars); however, this does not go through the statement of operations. Consequently, an expense or benefit is recorded in PICO's statement of operations even though there is no net impact on shareholders' equity. A benefit of $528,000 was recorded in the third quarter of 2003, compared to a benefit of $15,000 in the third quarter of 2002. A benefit of approximately $1 million was recorded for the first nine months of 2003, compared to a benefit of approximately $1.5 million in the first nine months of 2002.


                        INSURANCE OPERATIONS IN RUN OFF

                                                  THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------         --------------------------------
                                                      2003                2002                2003                 2002
                                                  -----------          -----------         -----------          -----------
     REVENUES:
     Net Investment Income                        $   633,000          $   563,000         $ 1,794,000          $ 1,783,000
     Realized Investment Gains                        357,000                4,000             510,000               98,000
     Other                                                                (423,000)              2,000             (420,000)
                                                  -----------          -----------         -----------          -----------
     Segment Total Revenues                       $   990,000          $   144,000         $ 2,306,000          $ 1,461,000
                                                  ===========          ===========         ===========          ===========

     EXPENSES:
     Operating and Underwriting Expenses             (446,000)             289,000          (5,148,000)            (162,000)
                                                  -----------          -----------         -----------          -----------
     Segment Total (Expenses)/Recoveries          $  (446,000)         $   289,000         $(5,148,000)         $  (162,000)

     INCOME (LOSS) BEFORE TAXES:
     Citation Insurance Company                   $   326,000          $   399,000         $(6,717,000)         $ 1,178,000
     Physicians Insurance Company of Ohio             218,000               34,000           3,875,000              121,000
                                                  -----------          -----------         -----------          -----------
     Segment Income (Loss) Before Taxes           $   544,000          $   433,000         $(2,842,000)         $ 1,299,000
                                                  ===========          ===========         ===========          ===========

     This segment consists of Citation Insurance Company and Physicians Insurance Company of Ohio. Both Citation and Physicians are in "run off." This means the companies are handling and resolving claims on expired policies, but not writing new business.

     Typically, most of the revenues of an insurance company in run off come from investment income, which is expected to decline over time as fixed-income securities mature or are sold to provide the funds to pay claims and expenses. The Insurance Operations in Run Off segment generated total revenues of $990,000 in the third quarter of 2003, compared to $144,000 in the third quarter of 2002. The principal factor in the $846,000 year over year revenue increase was that revenues in 2002 were reduced by $425,000 of additional reinsurance, which is recorded as a reduction in earned premiums, and therefore, revenues. In addition, realized gains were $353,000 higher in 2003, primarily due to the realization of gains on several of the smaller stock positions in the insurance company investment portfolios, and investment income increased by $70,000 year over year.

     In the third quarter of 2003, operating and underwriting expenses were $446,000, compared to a $289,000 recovery in the third quarter of 2002. As a result of these factors, segment income increased from $433,000 in the third quarter of 2002 to $544,000 in the third quarter of 2003.

     For the first nine months of 2003, total revenues were $2.3 million, compared to $1.5 million in the first nine months of 2002. Operating and underwriting expenses were $5.1 million in the first nine months of 2003. This principally represented two significant items:

o Physicians recorded a $3.6 million benefit from favorable development in our medical professional liability claims reserves. The reserve reduction was booked after actuarial analysis concluded that Physicians' reserves against claims were significantly greater than the actuary's projections of future claims payments, due to continued favorable trends in the "severity" of claims. Reserves were reduced in 14 out of 20 accident years, increased in one accident year, and unchanged in five accident years. This was more than offset by;

o a $7.5 million provision against a reinsurance recoverable previously recorded by Citation, after Fremont Indemnity Company went into liquidation in July 2003. Until we acquired Citation in the 1996 reverse merger, Citation had been a direct writer of workers compensation insurance. In 1997, Citation reinsured 100% of its workers compensation book of business with a subsidiary, Citation National Insurance Company ("CNIC"). Citation then sold CNIC to Fremont. All assets and liabilities, including the assets which correspond to the workers compensation reserves reinsured with CNIC, and records, computer systems, policy files, and reinsurance arrangements were transferred to Fremont, as part of the sale of CNIC. Fremont merged CNIC into Fremont, and administered and paid all workers compensation claims that had been sold to Fremont. Fremont has been an admitted reinsurer since 1997 and had filed statutory reports with the California Department of Insurance showing that Fremont held deposits corresponding to Citation's workers compensation claims reserves. Until June 30, 2003, Citation booked the losses reported by Fremont and recorded an equal and offsetting reinsurance recoverable from Fremont, as an admitted reinsurer, for all losses and loss adjustment expenses, resulting in no net impact on Citation's financial statements and no net impact on PICO's condensed consolidated financial statements.

     Since Fremont went into liquidation in July 2003, Fremont is no longer an admitted reinsurance company under the statutory basis of insurance accounting. Consequently, Citation was required to reverse the $7.5 million reinsurance offset from Fremont in its June 30, 2003 financial statements prepared on the statutory basis of accounting. We made a corresponding provision against the entire reinsurance recoverable from Fremont in our June 30, 2003 GAAP condensed consolidated financial statements as well. Citation will make a claim to recover the deposits reported as held by Fremont for Citation's insureds; however, the ultimate outcome cannot be accurately predicted. The Company is aggressively pursuing its rights to recover the reinsurance and to have the deposit assets returned to us.

     To this end, we have written to the California Department of Insurance requesting clarification of how the Department intends to treat funds required to be held in trust for the benefit of Citation's workers compensation insureds. Due to Fremont's liquidation, the California Insurance Commissioner currently holds certain deposit assets as trustee for the benefit of claimants under workers compensation policies issued by Citation, and reinsured on a full assumption/servicing basis by Fremont. By law, these deposits are required to be held "separate and apart" from other assets of Fremont's estate and applied solely to the payment of the direct and assumed claims and allocated claims expenses arising from the workers compensation policies that Citation ceded/transferred to Fremont. We have asked the Department of Insurance for an accounting of the deposit funds required to be, and actually, held by Fremont with respect to assumed workers compensation reinsurance, as well as a statement from the California Insurance Commissioner whether the Fremont Estate intends to honor Citation's rights to prompt payment of claims and allocated expenses out of Fremont's deposit assets.

     As a result of these factors, the segment incurred a loss before taxes of $2.8 million for the first nine months of 2003, compared to income of $1.3 million in the first nine months of 2002.

CITATION INSURANCE COMPANY

     For the third quarter of 2003, Citation generated revenues of $575,000. After operating and underwriting expenses of $249,000, Citation reported income before taxes of $326,000. In the third quarter of 2002, Citation's revenues were negative $17,000. After an operating and underwriting expense recovery of $416,000, Citation generated $399,000 in income before taxes.

     For the first nine months of 2003, Citation generated revenues of $1.4 million. After operating and underwriting expenses of $8.1 million, Citation reported a loss before taxes of $6.7 million. In the first nine months of 2002, Citation's revenues were $902,000. After an operating and underwriting expense recovery of $276,000, Citation generated $1.2 million in income before taxes.

     At September 30, 2003, Citation's property and casualty insurance claims reserves were $20.8 million, net of reinsurance, compared to $21.1 million at June 30, 2003, and $14.6 million at December 31, 2002:

o the $368,000 net reserve decrease in the third quarter of 2003 was primarily due to the payment of direct loss and loss adjustment expenses; and

o the increase in the first nine months of 2003 was primarily due to the provision against the $7.5 million reinsurance recoverable from Fremont. During the first nine months of 2003, net reserves were reduced by payment of approximately $4 million in direct losses (i.e., claims) and loss adjustment expenses, which were partially offset by the recovery of approximately $2.3 million from reinsurance companies.

     CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

                                                       SEPTEMBER 30, 2003         JUNE 30, 2003            DECEMBER 31, 2002
                                                       ------------------         -------------            -----------------
Direct Reserves                                          $22.5 million            $22.5 million              $16.3 million
Ceded Reserves                                            (1.7)                    (1.4)                      (1.7)
                                                         -------------            -------------              -------------
Net Property & Casualty Insurance Reserves               $20.8 million            $21.1 million              $14.6 million
                                                         =============            =============              =============

PHYSICIANS INSURANCE COMPANY OF OHIO

     During the third quarter of 2003, Physicians generated total revenues of $415,000. After operating and underwriting expenses of $197,000, income before taxes was $218,000. During the third quarter of 2002, total revenues were $161,000, operating and underwriting expenses were $127,000, and Physicians reported income before taxes of $34,000.

     During the first nine months of 2003, Physicians generated total revenues of $944,000. Regular operating and underwriting expenses were exceeded by the reserve reduction, resulting in income before taxes of $3.9 million. During the first nine months of 2002, total revenues were $559,000, operating and underwriting expenses were $438,000, and Physicians reported income before taxes of $121,000.

     At September 30, 2003, Physicians' loss and loss adjustment reserves were $24.3 million, net of reinsurance, compared to $24.6 million at June 30, 2003, and $30.3 million at December 31, 2002:

o during the third quarter, reserves decreased by $257,000, due to the payment of $257,000 in losses and loss adjustment expenses; and

o reserves decreased by $6 million during the first nine months, due to the $3.6 million reserve reduction, and the payment of approximately $2.4 million in losses and loss adjustment expenses.

                PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND
                        LOSS ADJUSTMENT EXPENSE RESERVES

                                                       SEPTEMBER 30, 2003         JUNE 30, 2003            DECEMBER 31, 2002
                                                       ------------------         -------------            -----------------
Direct Reserves                                          $30.1 million            $30.4 million              $36.4 million
Ceded Reserves                                            (5.8)                    (5.8)                      (6.1)
                                                         -------------            -------------              -------------
Net Medical Professional Liability Insurance Reserves    $24.3 million            $24.6 million              $30.3 million
                                                         =============            =============              ==============

                          HYPERFEED TECHNOLOGIES, INC.

                                         THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------          --------------------------------
                                            2003                 2002                 2003                 2002
                                         -----------          -----------          -----------          -----------
   REVENUES:
   Service                               $   479,000                               $   583,000
   Investment Income                           5,000                                     7,000
                                         -----------          -----------          -----------          -----------
   Segment Total Revenues                $   484,000                               $   590,000
                                         ===========          ===========          ===========          ===========

   EXPENSES:
   Cost of Service                          (402,000)                                 (572,000)
   Depreciation and Amortization            (236,000)                                 (369,000)
   Other                                  (1,345,000)                               (2,000,000)
                                         -----------          -----------          -----------          -----------
   Segment Total Expenses                $(1,982,000)                              $(2,941,000)
                                         -----------          -----------          -----------          -----------
   SEGMENT LOSS BEFORE TAXES             $(1,499,000)                              $(2,351,000)
                                         ===========          ===========          ===========          ===========

     In May 2003, PICO purchased an additional 443,622.9 HyperFeed common shares for approximately $1.2 million, or $2.705 per share (adjusted for the 1:10 reverse stock split in August 2003), in a private placement, increasing our holding to 1,546,311.7 HyperFeed common shares. PICO now has a direct controlling financial interest in HyperFeed, through direct ownership of a majority voting interest. Consequently, HyperFeed become a consolidated subsidiary of PICO on May 15, 2003. See Note 9 of Notes to Condensed Consolidated Financial Statements, "Consolidation of HyperFeed Technologies, Inc."

     HyperFeed's revenues and expenses are recorded in this segment for the period from May 15, 2003 until September 30, 2003. In 2002 and 2003 until May 15, PICO used the equity method of accounting for HyperFeed under Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," and HyperFeed was part of the Business Acquisitions and Financing segment.

     For the three months ended September 30, 2003, HyperFeed's total revenues were $484,000 and total expenses were $2 million, resulting in a segment loss before taxes of $1.5 million. For the nine months ended September 30, 2003, HyperFeed contributed total revenues of $590,000, segment expenses of $2.9 million, and a segment loss before taxes of $2.4 million.

     In addition to, and separately from, the segment result, HyperFeed recorded two items of income related to discontinued operations:

o income earned from the discontinued operations of $375,000 after-tax for the third quarter, and $655,000 after-tax for the first nine months of 2003. This is included in the "Income from discontinued operations, net of tax" line of the Condensed Consolidated Statements of Operations for the third quarter and first nine months of 2003; and

o a $362,000 after-tax gain on the divestment of its retail trading business, PCQuote.com, which was recorded in the first nine months of 2003. This is included in the "Gain on disposal of discontinued operations, net" line of the Condensed Consolidated Statements of Operations for the first nine months of 2003.

     Detail on HyperFeed's results is contained in HyperFeed's 10-Q for the period ended September 30, 2003, which should be filed with the SEC on or before November 14, 2003. The contents of HyperFeed's 10-Q are not incorporated into this 10-Q.


DISCONTINUED OPERATIONS

     On March 31, 2003, PICO closed on the sale of Sequoia Insurance Company. Our condensed consolidated financial statements for 2003 and previous years now present Sequoia as a discontinued operation.

     During the first three months of 2003, Sequoia contributed income of $2.4 million after-tax, which is included in the "Income from discontinued operations, net of tax" line in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2003. Sequoia contributed income of $796,000 after-tax in the third quarter of 2002 and income of $1.3 million after-tax for the first nine months of 2002.

     PICO also recorded a $443,000 after-tax gain from the sale of Sequoia in the first nine months of 2003, which is included in the "Gain on disposal of discontinued operations, net" line of the Condensed Consolidated Statements of Operations.

     The gross sale proceeds from the sale of Sequoia were approximately $43.1 million, consisting of a dividend of $17.9 million and the balance in cash. The dividend included the common stocks previously held in Sequoia's investment portfolio with a value of $16.4 million. The common stocks received in the dividend primarily consist of a number of holdings in small-capitalization value stocks, which we believed were still undervalued based on the private market value of the underlying assets, earnings, and cash flow. These common stocks were added to the investment portfolio of Physicians, which was Sequoia's direct parent company.


LIQUIDITY AND CAPITAL RESOURCES

     Our assets primarily consist of our operating subsidiaries, holdings in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $22.7 million in cash and cash equivalents at September 30, 2003, compared to $19 million at June 30, 2003, and $22.1 million at December 31, 2002.

     In addition to the $22.7 million in consolidated cash and cash equivalents as defined by GAAP, at September 30, 2003, the parent company held fixed-income securities, mostly investment-grade corporate bonds maturing in 2003 and 2004, with a market value of $13.9 million.

     Our cash flow fluctuates depending on the requirements of our operating subsidiaries for capital and activity in our investment portfolios. Our primary sources of funds include cash balances, cash flow from operations, the sale of holdings, and -- potentially -- the proceeds of borrowings or offerings of equity and debt. We endeavor to ensure that funds are always available to take advantage of new acquisition opportunities.

     In broad terms, the cash flow profile of our principal operating subsidiaries is:

o As commercial use of Vidler's water assets increases, we expect that Vidler will generate free cash flow as receipts from leasing water or storage, and the proceeds from selling land and water rights, begin to overtake maintenance capital expenditure, financing costs, and operating expenses. As water lease and storage contracts are signed, we anticipate that Vidler may be able to monetize some of the contractual revenue streams, which could potentially provide another source of funds;

o Nevada Land is actively selling land which has reached its highest and best use, and is not part of PICO's long-term utilization plan for the property. Nevada Land's principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land's operating costs, so Nevada Land is generating strong positive cash flow;

o At this stage of its run off, investment income more than covers Citation's operating expenses. The funds required to pay claims are coming from the maturity of fixed-income securities in the company's investment portfolio and recoveries from reinsurance companies; and

o As its run off progresses, Physicians is obtaining funds to pay operating expenses and claims from the maturity of fixed-income securities, the realization of investments, and recoveries from reinsurance companies.

     The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies and set guidelines for insurance company investments. Typically, PICO's insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments. When interest rates are at very low levels, to insulate the capital value of the bond portfolios against a decline in value which would be brought on by a future increase in interest rates, the bond portfolios may have a shorter duration than the projected pattern of claims payments.

     As shown in the Condensed Consolidated Statements of Cash Flow, cash and cash equivalents increased by $647,000 in the first nine months of 2003, compared to a $9.3 million net decrease in the first nine months of 2002.

     During the first nine months of 2003, cash of $8.1 million was used in Operating Activities, including $1.4 million of cash used in Sequoia's operating activities. In the first nine months of 2002, operating activities provided cash of $2.6 million, primarily due to the receipt of the cash proceeds from water rights and related assets sold by Vidler. The principal uses of cash in both years included operating expenses at Vidler, the payment of claims by Citation and Physicians, and group overhead.

     Investing Activities generated $10 million of cash in the first nine months of 2003. The cash inflow in 2003 primarily resulted from cash received of $25.1 million from the sale of Sequoia (gross proceeds of approximately $43 million, less the $17.9 million dividend of common stocks and debt securities received). The remaining 2003 Investing Activity cash flow items principally reflect the net investment of $10 million in fixed-income securities and the net investment of $4.9 million in stocks, being routine activity in the investment portfolios of our insurance subsidiaries and the temporary investment of funds held by non-insurance group companies. In the first nine months of 2002, Investing Activities used $9.2 million of cash. The cash used in 2002 primarily represented the net investment of $7.4 million in stocks and $4.9 million of cash used in Sequoia's investing activities, partially offset by net proceeds of $3.5 million from the maturity or sale of fixed-income securities.

     Financing Activities used cash of $441,000 in the first nine months of 2003, compared to $1.2 million of cash used in the first nine months of 2002. The cash used in 2002 primarily represented the repayment of $4 million in non-recourse borrowings collateralized by the Harquahala Valley farm properties sold by Vidler during the period. This was partially offset by a $2.6 million increase in Swiss Franc borrowings to help finance the increase of our holdings in selected Swiss public companies.

     We believe that our cash and cash equivalent balances and short-term investments will be sufficient to satisfy cash requirements for at least the next twelve months. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our net revenues or results of operations.

     At September 30, 2003, PICO had no significant commitments for future capital expenditures.

SHARE REPURCHASE PROGRAM
     In October 2002, PICO's Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

     As of September 30, 2003, no stock had been repurchased under this authorization.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     PICO's balance sheet includes a significant amount of assets and liabilities whose fair values are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO's borrowings are short to medium term in nature and therefore approximate fair value. At September 30, 2003, PICO had $52.6 million of fixed maturity securities and mortgage participation interests, $80.1 million of marketable equity securities that were subject to market risk, of which $42.3 million were denominated in foreign currencies, primarily Swiss francs. PICO's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

     PICO uses two models to analyze the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $1.1 million for a 100 basis point decline in interest rates on its fixed securities and mortgage participation interests. The hypothetical 20% decrease in fair value of PICO's marketable equity securities produced a loss in fair value of $16 million that would impact the unrealized appreciation in shareholders' equity. The hypothetical 20% decrease in the local currency of PICO's foreign denominated investments produced a loss of $6.6 million that would impact the foreign currency translation in shareholders' equity.


ITEM 4:  CONTROLS AND PROCEDURES

     Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

     None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company had an Annual Meeting of Shareholders on July 17, 2003. At the meeting, S. Walter Foulkrod, III, Esq. and Richard D. Ruppert, MD, were re-elected as directors. The vote for Mr. Foulkrod was 10,118,789 in favor, none against, and 1,021,950 withheld. The vote for Dr. Ruppert was 10,119,521,000 in favor, none against, and 1,021,218 withheld.

     Also at the July 17, 2003 Annual Meeting of Shareholders, the shareholders voted to approve the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program with 8,268,491 votes in favor, 1,386,334 votes against, and 288,155 withheld.

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


(B)      REPORTS ON FORM 8-K

         None.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PICO HOLDINGS, INC.


Dated:  November 12, 2003             By: /s/ Maxim C. W. Webb
                                          ------------------------------
                                          Maxim C. W. Webb
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)