Form 10-K
period 2003-12-31
PICO HOLDINGS INC /NEW
filed 2004-03-10
CIK 830122

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-18786

                               -------------------

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

Approximate aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant (based on the closing sales price of such stock as reported in the NASDAQ National Market) on the last business day of the registrant's most recently completed second fiscal quarter, was $71,641,232.

On March 5, 2004, the registrant had 12,373,534 shares of common stock, $.001 par value, outstanding, excluding 4,428,389 shares of common stock which are held by the registrant and its subsidiaries.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE COMMISSION PURSUANT TO REGULATION 14A IN CONNECTION WITH THE REGISTRANT'S 2004 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED SUBSEQUENT TO THE DATE HEREOF, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT. SUCH DEFINITIVE PROXY STATEMENT WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN 120 DAYS AFTER THE CONCLUSION OF THE REGISTRANT'S FISCAL YEAR ENDED DECEMBER 31, 2003.

                               PICO HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                        Page
                                                                                                                         No.
                                                                                                                        ---
PART I..............................................................................................................      4

    Item 1.   BUSINESS..............................................................................................      4
    Item 2.   PROPERTIES............................................................................................     19
    Item 3.   LEGAL PROCEEDINGS.....................................................................................     19
    Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................     19

PART II.............................................................................................................     20

    Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................     20
    Item 6.   SELECTED FINANCIAL DATA...............................................................................     21
    Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS........................................................................     22
    Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS...........................................     59
    Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................................     59
    Item 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE.........................................................................     97
    Item 9A.  CONTROLS AND PROCEDURES...............................................................................     97

PART III............................................................................................................     97

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CODE OF ETHICS OF THE REGISTRANT.................................     97
    Item 11.  EXECUTIVE COMPENSATION................................................................................     97
    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT......................................................................................     97
    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................     97
    Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES................................................................     97

PART IV.............................................................................................................     98
    Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................................     98

SIGNATURES..........................................................................................................    107

                                     PART I

         THIS ANNUAL REPORT ON FORM 10-K (INCLUDING THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION) CONTAINS FORWARD-LOOKING STATEMENTS REGARDING OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS OR VARIATIONS OF SUCH WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K. ADDITIONALLY, STATEMENTS CONCERNING FUTURE MATTERS ARE FORWARD-LOOKING STATEMENTS.

         ALTHOUGH FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K REFLECT THE GOOD FAITH JUDGMENT OF OUR MANAGEMENT, SUCH STATEMENTS CAN ONLY BE BASED ON FACTS AND FACTORS CURRENTLY KNOWN BY US. CONSEQUENTLY, FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES AND ACTUAL RESULTS AND OUTCOMES DISCUSSED IN OR ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES IN RESULTS AND OUTCOMES INCLUDE, WITHOUT LIMITATION, THOSE DISCUSSED UNDER THE HEADING "RISK FACTORS" BELOW, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. READERS ARE URGED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT ANY EVENT OR CIRCUMSTANCE THAT MAY ARISE AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE IN THIS ANNUAL REPORT, WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS.

ITEM 1. BUSINESS

                                  INTRODUCTION

         PICO Holdings, Inc. (PICO and its subsidiaries are referred to as "PICO," "the Company," "we," and "our") is a diversified holding company. PICO seeks to acquire businesses and interests in businesses which we identify as undervalued based on fundamental analysis -- that is, our assessment of what the business is worth, based on the private market value of its assets, earnings, and cash flow. We prefer long-established businesses, with a history of operating successfully through industry cycles, recessions and geo-political disruptions, in basic, "old economy" industries. Typically, the business will be generating free cash flow and have a low level of debt, or, alternatively, strong interest coverage ratios or the ability to realize surplus assets. As well as being undervalued, the business must have special qualities such as unique assets, a potential catalyst for change, or be in an industry with attractive economics. We are also interested in acquiring businesses and interests in businesses where there is significant unrecognized value in land and other tangible assets.

         We have acquired businesses and interests in businesses by the acquisition of private companies, and the purchase of shares in public companies, both directly through participation in financing transactions and through open market purchases. When we buy a business or an interest in a business, we have a long-term horizon, typically 5 years or more. Selected acquisitions may become core operations; however, we are prepared to sell businesses if the price received exceeds the return we expect to earn if we retain ownership. We expect that most of our businesses and interests in businesses will eventually be sold to other companies in the same industry seeking to expand or gain economies of scale.

         Our objective is to generate superior long-term growth in shareholders' equity, as measured by book value per share. Over time, we anticipate that most of our net income and growth in shareholders' equity will come from realized gains on the sale of businesses and interests in businesses, as opposed to ongoing operating earnings. Consequently, we anticipate that PICO's earnings will fluctuate from year to year, and that the results for any one year are not necessarily indicative of our future performance.

         Currently our major operating businesses are:

- Vidler Water Company, Inc. ("Vidler"), which develops and owns water rights and water storage operations in the southwestern United States, primarily in Nevada and Arizona;

- Nevada Land & Resource Company, LLC ("Nevada Land"), which owns approximately 1.1 million acres of land in Nevada, and the mineral rights and water rights related to the property;

- Citation Insurance Company ("Citation"), which is "running off" its historical property and casualty and workers' compensation loss reserves, and Physicians Insurance Company of Ohio ("Physicians"), which is "running off" its medical professional liability loss reserves; and

- HyperFeed Technologies, Inc. ("HyperFeed"), which became a 51%-owned subsidiary in 2003. HyperFeed is a developer and provider of software, ticker plant technologies, and managed services to the financial markets industry.

         On March 31, 2003, we closed on the sale of Sequoia Insurance Company ("Sequoia"), which is accounted for in our consolidated financial statements for 2003 and prior years as a discontinued operation. See "Discontinued Operations."

         The address of our main office is 875 Prospect Street, Suite 301, La Jolla, California 92037, and our telephone number is (858) 456-6022.

         We maintain an Internet site (www.picoholdings.com) that makes available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC. Our website also contains other material about PICO, and links to other sites, including some of the companies with which we are associated.

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

VIDLER WATER COMPANY, INC.

         Vidler is the leading private company in the water resource development business in the southwestern United States. PICO identified water resource development in the Southwest as an attractive business opportunity due to the continued growth in demand for water resulting from population growth, economic development, environmental requirements, and the claims of Native Americans. Vidler is not a water utility, and does not intend to enter into regulated utility activities. We develop new sources of water for municipal and industrial use, and necessary storage infrastructure to facilitate the efficient allocation of available water supplies.

         The inefficient allocation of available water between agricultural users and municipal or industrial users, or the lack of available known water supply for a particular area, provide opportunities for Vidler:

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

         We entered the water resource development business with the acquisition of Vidler in 1995. At the time, Vidler owned a limited quantity of water rights and related assets in Colorado. Since then, Vidler has acquired:

- additional water rights and related assets, predominantly in Arizona and Nevada. Vidler seeks to acquire water rights at prices consistent with their current use, with the expectation of an increase in value if the water right can be converted to a higher use. A water right is the legal right to divert water and put it to beneficial use. Water rights are assets which can be bought and sold. In some states, the use of the water can also be leased. The value of a water right depends on a number of factors, including location, the seniority of the right, and whether or not the right is transferable. The majority of Vidler's water rights are in Nevada and Arizona, the two states which are leading the nation in population growth and new home construction. Our objective is to monetize our water rights for municipal and industrial use in Arizona and Nevada. Typically, our water rights are the most competitive source of water to support new growth in municipalities and new industry in Arizona and Nevada; and

- a water storage facility in Arizona and an interest in Semitropic, a water storage facility in California. Our water storage facility in Arizona is fully permitted and ready for commercial use, and at December 31, 2003, Vidler had "net recharge credits" representing approximately 34,000 acre-feet of water in storage on its own account. Water has been stored commercially at Semitropic since 1995.

At December 31, 2003, PICO owned approximately 96.2% of Vidler.

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

         After an acquisition and development phase spanning several years, Vidler completed its first significant sales of water rights for industrial use in 2001 and municipal use in 2002. Vidler's priority is to monetize or develop recurring cash flow from its most important assets by:

- securing significant supply contracts utilizing its water rights in Arizona and Nevada; and

-        storing water at the Vidler Arizona Recharge Facility.

         Vidler has also entered into partnering arrangements with parties who have water assets but lack the capital or expertise to commercially develop these assets. Vidler continues to explore additional partnering opportunities throughout the Southwest.

         This table details the water rights and water storage assets owned by Vidler at December 31, 2003. Please note that this is intended as a summary, and that some numbers are rounded. Item 7 of this Form 10-K contains more detail about these assets, recent developments affecting them, and the current outlook.

         During 2003, Vidler disposed of all of its land and water rights at Big Springs Ranch, Nevada; West Wendover, Nevada; and Wet Mountain, Colorado. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         An acre-foot is a unit commonly used to measure the volume of water. An acre-foot is the volume of water required to cover one acre to a depth of one foot. As a rule of thumb, one acre-foot of water would sustain two families of four persons each for one year.

NAME OF ASSET & APPROXIMATE LOCATION                      BRIEF DESCRIPTION              PRESENT COMMERCIAL USE
---------------------------------------------------------------------------------------------------------------
WATER RIGHTS

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

NEVADA:

FISH SPRINGS RANCH, LLC (51% INTEREST) &    8,600 acres of deeded ranchland                   Vidler is currently farming the
   V&B, LLC (50% INTEREST)                                                                    property. Cattle graze on part
                                                                                              of the property on a revenue-
Washoe County, 40 miles north of Reno       8,000 acre-feet of permitted water rights,        sharing basis
                                            which are transferable to the Reno/Sparks area

LINCOLN COUNTY AGREEMENT                    Applications* for more than 100,000 acre-feet
                                            of water rights through an agreement with
                                            Lincoln County, of which it is currently
                                            anticipated that up to 40,000 acre-feet will
                                            be permitted and put to use in Lincoln County.

                                            2,100 acre-feet of permitted water rights in
                                            the Tule Desert Groundwater Basin

                                            570 acre-feet of permitted water rights at
                                            Meadow Valley, located in Lincoln and Clark
                                            counties

CLARK COUNTY

SANDY VALLEY                                415 acre-feet of permitted water rights
Near the Nevada / California state line
In the Interstate 15 corridor               Application for 1,000 acre-feet of water rights

MUDDY RIVER WATER RIGHTS                    221 acre-feet of water rights, plus approximately
Approximately 35 miles east of Las Vegas,   46 acre-feet under option
in the Interstate 15 corridor

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

COLORADO:

COLORADO WATER RIGHTS                       105 acre-feet of senior water rights              Agreement to sell 105 acre-feet
                                                                                              of senior water rights to the City
                                                                                              of Golden, Colorado over a period
                                                                                              of 12 years

                                            163 acre-feet of senior water rights              65.5 acre-feet leased.

WATER STORAGE

ARIZONA:

VIDLER ARIZONA RECHARGE FACILITY            An underground water storage facility with        Vidler is currently buying water
Harquahala Valley, Arizona                  estimated capacity exceeding 1 million acre-feet  and storing it on its own account.
                                            and permitted annual recharge capability of up    At December 31, 2003, Vidler had
                                            to 100,000 acre-feet                              net recharge credits equivalent to
                                                                                              approximately 34,000 acre-feet of
                                                                                              water in storage at the Arizona
                                                                                              Recharge Facility, as well as more
                                                                                              than 7,000 acre-feet of water
                                                                                              purchased but not yet recharged. In
                                                                                              addition, Vidler has ordered
                                                                                              approximately 29,000 acre-feet of
                                                                                              water for purchase and recharge in
                                                                                              2004.

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

NEVADA LAND & RESOURCE COMPANY, LLC

         In April 1997, PICO paid $48.6 million to acquire Nevada Land, which at the time owned approximately 1,352,723 acres of deeded land in northern Nevada, and the water, mineral, and geothermal rights related to the property. Much of Nevada Land's property is checker-boarded in square mile sections with publicly owned land. The lands generally parallel the Interstate-80 corridor and the Humboldt River from Fernley, in western Nevada, to Elko County, in northeast Nevada.

         Nevada Land is the largest private landowner in the state of Nevada. According to census data, the population of Nevada increased 66% in the 10 years ended April 1, 2000, which was the most rapid population growth of any state in the United States. In the 3.25 years from April 1, 2000 to July 1, 2003, the Nevada State Demographer estimates that the population of Nevada increased another 14.9%, to approximately 2.3 million people. Most of the growth is centered in southern Nevada, which includes the city of Las Vegas and surrounding municipalities. Land available for private development in Nevada is relatively scarce, as governmental agencies own approximately 87% of the land in Nevada.

         Before we acquired Nevada Land, the property had been under the ownership of a succession of railway companies, to whom it was a non-core asset. Accordingly, when we acquired the company, we believed that the potential of the property had never been properly marketed.

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

- transactions where Nevada Land exchanges parcels of its land in return for land owned by other parties;

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

         During the period from April 23, 1997 to December 31, 2003, Nevada Land received consideration of approximately $23 million from the sale and exchange of land and the sale of water rights. This is comprised of $21.1 million from the sale of land, $752,000 of cash and land received in an exchange transaction, and $1.1 million from the sale of water rights. Over this period, we have divested approximately 242,510 acres of land at an average price of $90 per acre, which compares to our average basis of $46 in the acres disposed of. The average gross margin percentage on the disposal of land and water rights over this period is 51.7%. The average cost for the total land, water, and mineral assets acquired with Nevada Land was $35 per acre.

         At December 31, 2003, Nevada Land owned approximately 1,110,000 acres of former railroad land. In addition to the former railroad property, Nevada Land has acquired:

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

         We anticipate continuing to sell smaller parcels of land for residential, agricultural, and industrial use, and that significantly larger parcels of land which has environmental, cultural, or historical value, will be divested through exchange-type transactions. These transactions could be structured as outright sales or as exchanges for land which is either more marketable or suitable for future development.

         In recent years, Nevada Land has filed additional applications for approximately 96,000 acre-feet of water rights on the Company's lands. The applications consist of:

- on the former railroad lands, approximately 4,396 acre-feet of water rights have been certificated and permitted, and applications are pending for approximately 65,520 acre-feet of water use for agricultural, municipal, and industrial use; and

- 26,200 acre-feet of water rights for the beneficial use of irrigating another 6,550 acres of Spring Valley Ranches.

BUSINESS ACQUISITIONS AND FINANCING

         This segment contains businesses, interests in businesses, and other parent company assets.

         PICO seeks to acquire businesses which we identify as undervalued based on fundamental analysis -- that is, our assessment of what the business is worth, based on the private market value of its assets, earnings, and cash flow. We prefer long-established businesses, with a history of operating successfully through industry cycles, recessions and wars, in basic, "old economy" industries. Typically, the business will be generating free cash flow and have a low level of debt, or, alternatively, strong interest coverage ratios or the ability to realize surplus assets. As well as being undervalued, the business must have special qualities such as unique assets, a potential catalyst for change, or be in an industry with attractive economics. We are also interested in acquiring businesses and interests in businesses where there is significant unrecognized value in land and other tangible assets.

         We have acquired businesses and interests in businesses through the acquisition of private companies, and the purchase of shares in public companies, both directly through participation in financing transactions and through open market purchases. When we buy a company, we have a long-term horizon, typically 5 years or more; however, we are prepared to sell companies if the price received exceeds the return we expect to earn if we retain ownership. We expect that most of our interests in businesses will eventually be sold to other companies in the same industry seeking to expand or gain economies of scale. Consistent with our focus on increasing our shareholders' equity and book value per share, we anticipate that most of the return from our interests in businesses will come from realized gains on the ultimate sale of our holding, rather than dividends, equity income, or operating earnings during our ownership.

         When we acquire an interest in a public company, we are prepared to play an active role, for example encouraging companies to use proper financial criteria when making capital expenditure decisions, or by providing financing or strategic input.

         At the time we acquire an interest in a public company, we believe that the intrinsic value of the underlying business significantly exceeds the current market capitalization. The gap between market price and intrinsic value may persist for several years, and the stock price may decline while our estimate of intrinsic value is stable or increasing. Sometimes, the gap is not eliminated until another party attempts to acquire the company, as was the case with our holding in Australian Oil & Gas Corporation Limited ("AOG").

         Between 1998 and 2002, we became the largest shareholder in AOG, an international provider of drilling services. We identified AOG as undervalued as rig utilization, which is critical to earnings and cash flow for drilling companies, had begun to recover in the U.S., but was still near cyclical lows in the international markets where AOG operates. Historically, there has been a time lag between recovery in rig utilization in the U.S. and in international markets.

         We acquired our interest, at an average cost of approximately A$1.35 per share, through open market purchases, the reinvestment of dividends, and assisting AOG with a financing in early 2002. AOG had secured two major new contracts with multinational oil companies, but needed to raise capital to purchase equipment necessary to perform the contracts. We provided AOG with a bridging loan facility, which was repaid with the proceeds of a rights offering which we partly underwrote. After AOG's expanded activities and earnings base became apparent, Ensign (Australia) Holdings Pty. Limited, a subsidiary of a Canadian oil services company which was already a shareholder in AOG, made a takeover offer for AOG at A$1.70 per share. Ensign was overbid by a number of other companies, before lifting its bid several times and eventually acquiring AOG in July 2002 for A$2.70 per share. Immediately prior to Ensign's first bid, AOG shares had been trading at A$1.40.

         PICO began to invest in European companies in 1996. We have been accumulating shares in a number of undervalued asset-rich companies, particularly in Switzerland, which we believe will benefit from pan-European consolidation. At December 31, 2003, the market value (and carrying value) of our European portfolio was $43.1 million. This includes our 22.4% interest in Jungfraubahn Holding AG ("Jungfraubahn"), which had a market value (and carrying value) of $26.7 million at the end of 2003.

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

At December 31, 2003, the total after-tax carrying value of this portfolio was less than $100,000.

         During the late 1990's, the businesses we acquired were primarily private companies and foreign public companies. During this period, we perceived that acquisitions in these areas carried less downside risk and offered greater upside potential than the acquisition opportunities available among publicly traded companies in North America.

         In the foreseeable future our acquisition efforts are likely to be focused on domestic and foreign public companies, where we perceive greater scope for value creation than with private companies.

INSURANCE OPERATIONS IN RUN OFF

         This segment is comprised of Physicians Insurance Company of Ohio and Citation Insurance Company.

PHYSICIANS INSURANCE COMPANY OF OHIO

         Until 1995, Physicians and The Professionals Insurance Company ("Professionals") wrote medical professional liability insurance, mostly in the state of Ohio.

         Due to persistent uneconomic pricing by competitors, Physicians and Professionals were unable to generate adequate premium volume in 1994 and the early part of 1995. Faced with these market conditions, and the opportunity for higher returns from activities other than medical professional liability insurance, in 1995 we concluded that maximum value would be obtained by placing Physicians in "run off." This means handling the claims arising from its historical business, but not writing new business. In addition, the future book of business -- essentially the opportunity to renew expiring policies -- was sold for $6 million in cash.

         After Physicians went into "run off", the company expanded its insurance operations by acquisition:

- in 1995, we purchased Sequoia Insurance Company, which primarily wrote commercial lines of insurance in California and Nevada. After the acquisition, we re-capitalized Sequoia, which provided the capital to support growth in the book of business; and

- in 1996, Physicians completed a reverse merger with the parent company of Citation Insurance Company. In the past, Citation wrote various lines of commercial property and casualty insurance and workers' compensation insurance, primarily in California and Arizona.

         Physicians and Citation obtain the funds to pay claims from the maturity of fixed-income securities, the sale of investments, and collections from reinsurance companies (that is, specialized insurance companies who share in our claims risk).

         Typically, most of the revenues of an insurance company in "run off" come from investment income on funds held as part of the insurance business. During the "run off" process, as claims are paid, both the loss reserve liabilities and the corresponding investment portfolio assets decrease. Since investment income in this segment will decline over time, we are attempting to minimize segment overhead expenses as much as possible. For example, in recent years we have reduced head count and office space. In 2001, Professionals merged into Physicians, which simplified administration and reduced costs.

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

         At December 31, 2003, Physicians had $19.6 million in medical professional liability loss reserves, net of reinsurance.

CITATION INSURANCE COMPANY

         In 1996, Physicians completed a reverse merger with Citation's parent company. In the past, Citation wrote various lines of commercial property and casualty insurance and workers' compensation insurance, primarily in California and Arizona.

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

         Prior to the reverse merger, Citation had been a direct writer of workers' compensation insurance. Since PICO did not wish to be exposed to that line of business, shortly after the merger was completed Citation reinsured 100% of its workers compensation business with a subsidiary, Citation National Insurance Company ("CNIC"), and sold CNIC to Fremont Indemnity Company ("Fremont") in 1997. As part of the sale of CNIC, all assets and liabilities, including the assets which corresponded to the workers' compensation reserves reinsured with CNIC, and all records, computer systems, policy files, and reinsurance arrangements were transferred to Fremont. Fremont merged CNIC into Fremont, and administered and paid all of the workers' compensation claims which had been sold to it. Since 1997, Citation has booked the losses reported by Fremont, and recorded an equal and offsetting reinsurance recoverable from Fremont, as an admitted reinsurer, for all losses and loss adjustment expenses. This resulted in no net impact on Citation's reserves and financial statements, and no net impact on PICO's consolidated financial statements.

         On June 4, 2003, the California Department of Insurance obtained a conservation order over Fremont, and applied for a court order to liquidate Fremont. On July 2, 2003, the California Superior Court placed Fremont in liquidation.

         Since Fremont went into liquidation in July 2003, Fremont is no longer an admitted reinsurance company under the statutory basis of insurance accounting. Consequently, Citation reversed the $7.5 million reinsurance recoverable from Fremont in both its statutory basis and GAAP basis financial statements in the three months ended June 30, 2003, which is reflected in the accompanying consolidated financial statements. Citation will make a claim to recover deposits reported as held by Fremont for Citation's insureds; however, the ultimate outcome cannot be accurately predicted. Citation is pursuing its rights to recover the reinsurance, and to have the deposit assets returned to Citation to utilize against the workers' compensation claims obligations.

         At December 31, 2003, Citation had $23.8 million in loss reserves, net of reinsurance. Citation's loss reserves consist of $13.3 million for property and casualty insurance, principally in the artisans/contractors line of business, and $10.5 million for workers' compensation insurance.

                          HYPERFEED TECHNOLOGIES, INC.

         HyperFeed is a developer and provider of ticker plant technologies, software, and managed services to the financial markets industry. HyperFeed is a publicly traded company, based in Chicago, Illinois, and became a 51%-owned subsidiary of PICO Holdings on May 15, 2003, when we acquired direct ownership of a majority voting interest. HyperFeed became a separate reporting segment from May 15, 2003. In previous years and in 2003 until May 15, HyperFeed was part of the Business Acquisitions & Financing segment.

         PICO first invested in HyperFeed in 1995 through the purchase of common stock. We invested further capital as debt, which was later converted to equity, and received warrants for providing financing. In 2000, 2001, and 2002, we further increased our holding through open market purchases, the conversion of preferred stock, and the exercise of warrants. On May 15, 2003, PICO purchased an additional 443,622.9 HyperFeed common shares in a private placement for $1.2 million, or approximately $2.705 per share (adjusted for the August 2003 1:10 reverse stock split). PICO now owns 1,546,311.7 HyperFeed common shares, representing a voting ownership of approximately 51%.

         During 2002 and 2003, HyperFeed restructured its operations, culminating in the sale of its consolidated market data feed customers to Interactive Data Corporation for $8.5 million on October 31, 2003. The sale has strengthened HyperFeed's balance sheet -- at December 31, 2003, HyperFeed had $4.7 million in cash -- and is expected to significantly reduce overhead and operating expenses.

                             DISCONTINUED OPERATIONS

SEQUOIA INSURANCE COMPANY

         On March 31, 2003, we closed on the sale of Sequoia. The gross sale proceeds were approximately $43.1 million, consisting of $25.2 million in cash and a dividend of $17.9 million. The dividend included the common stocks previously held in Sequoia's investment portfolio with a value of $16.4 million. The common stocks included in the dividend primarily consisted of a number of holdings in small-capitalization value stocks, which we believed were still undervalued based on the private market value of the underlying assets, earnings, and cash flow. These common stocks were added to the investment portfolio of Physicians, which was Sequoia's direct parent company.

         Physicians acquired Sequoia in 1995. Sequoia's core business was property and casualty insurance in California and Nevada, focusing on the niche markets of commercial insurance for small to medium-sized businesses and farm insurance. Sequoia also wrote selected lines of personal insurance in California. During the period of our ownership, Sequoia's management applied a selective approach to underwriting, aiming to earn a profit from underwriting (that is, a profit before investment income), and implemented numerous initiatives to improve efficiency and reduce expenses. As a result, Sequoia consistently had loss ratios and combined ratios better than the industry averages. During 2000, 2001, and 2002, Sequoia generated increased average premiums per commercial policy, and significant growth in its book of business, with combined ratios of 106.3%, 105.4%, and 101.6%, in those respective years.

         From April 1, 2000, when we resumed direct management of Sequoia's investment portfolio, the company's portfolio of unaffiliated stocks, bonds, and cash equivalents earned returns (that is, interest and dividend income plus realized and unrealized gains, before fees and taxes) of approximately 6.1% in the last nine months of 2000, 10.4% in 2001, 12.6% in 2002, and 2.5% in the first three months of 2003.

         Despite these factors, Sequoia continued to generate a return on capital lower than our expectation, and we concluded that value would be maximized by sale of the company, particularly given the increasingly restrictive regulatory & rating environment, and the highly competitive marketplace.

HYPERFEED TECHNOLOGIES, INC.

         During 2003, HyperFeed completed the sale of two businesses, which are now recorded as discontinued operations:

         - its retail trading business, PCQuote.com, which was sold for $370,000 in June 2003; and

         - its consolidated market data feed customers, which were sold to Interactive Data Corporation, for $8.5 million. HyperFeed received $7 million in cash on closing, and can realize an additional $1.5 million as milestones are met over two years.

EMPLOYEES

         At December 31, 2003, PICO had 110 employees. A total of 11 employees were engaged in land and related mineral rights and water rights operations; 5 in water rights and storage operations; 1 in property and casualty insurance operations; 2 in medical professional liability operations; and 16 in holding company activities. HyperFeed Technologies, Inc. has 64 employees, and SISCOM Corporation has 11 employees.

EXECUTIVE OFFICERS

         The executive officers of PICO are as follows:

     Name               Age                   Position
     ----               ---                   --------
Ronald Langley          59    Chairman of the Board, Director
John R. Hart            44    President, Chief Executive Officer and Director
Richard H. Sharpe       48    Chief Operating Officer
James F. Mosier         56    General Counsel and Secretary
Maxim C. W. Webb        42    Chief Financial Officer and Treasurer
W. Raymond Webb         42    Vice President, Investments
John T. Perri           34    Vice President, Finance

         Except for Maxim C. W. Webb, W. Raymond Webb and John T. Perri, each executive officer of PICO was an executive officer of Physicians prior to the 1996 merger between Physicians Insurance Company of Ohio and Citation Insurance Group, the predecessors to PICO Holdings, Inc. Each became an officer of PICO in November 1996 as a result of the merger. Maxim C. W. Webb was an officer of Global Equity Corporation and became an officer of PICO upon the effective date of the PICO/Global Equity Corporation Combination in December 1998. W. Raymond Webb and John T. Perri were elected as officers of PICO in April 2003.

         Mr. Langley has been Chairman of the Board of PICO since November 1996 and of Physicians since July 1995. Mr. Langley has been a Director of PICO since November 1996 and a Director of Physicians since 1993. Mr. Langley has been a Director of HyperFeed Technologies, Inc., formerly, PC Quote, Inc. ("HyperFeed") since 1995 and a Director of Jungfraubahn Holding AG since 2000.

         Mr. Hart has been President and Chief Executive Officer of PICO since November 1996 and of Physicians since July 1995. Mr. Hart has been a Director of PICO since November 1996 and a Director of Physicians since 1993. Mr. Hart has been a Director of HyperFeed since 1997, and a Director of SISCOM Corporation and its predecessor company since November 1996.

         Mr. Sharpe has served as Chief Operating Officer of PICO since November 1996, and in various executive capacities since joining Physicians in 1977.

         Mr. Mosier has served as General Counsel and Secretary of PICO since November 1996 and of Physicians since October 1984 and in various other executive capacities since joining Physicians in 1981.

         Mr. Maxim Webb has been Chief Financial Officer and Treasurer of PICO since May 14, 2001. Mr. Webb served in various capacities with the Global Equity Corporation group of companies since 1993, including Vice President, Investments of Forbes Ceylon Limited from 1994 through 1996. Mr. Webb became an officer of Global Equity Corporation in November 1997 and Vice President, Investments of PICO on November 20, 1998.

         Mr. Raymond Webb has been with the Company since August 1999 as Chief Investment Analyst and became Vice President, Investments in April 2003.

         Mr. Perri has been Vice President, Finance of PICO since August 2003 and served in various capacities since joining the Company in 1998, including Financial Reporting Manager and Corporate Controller.

                                  RISK FACTORS

         In addition to the risks and uncertainties discussed in certain sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and elsewhere in this document, the following risk factors should be considered carefully in evaluating PICO and its business. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Exchange Act, including statements regarding our expectations, beliefs, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

BECAUSE OUR OPERATIONS ARE DIVERSE, ANALYSTS AND INVESTORS MAY NOT BE ABLE TO EVALUATE OUR COMPANY ADEQUATELY, WHICH MAY NEGATIVELY INFLUENCE OUR SHARE PRICE

         PICO is a diversified holding company with operations in land and related water rights and mineral rights; water rights and water storage; insurance operations in run-off; and business acquisitions and financing. Each of these areas is unique, complex in nature, and difficult to understand. In particular, the water resource business is a developing industry within the western United States with very little historical data, very few experts and a limited following of analysts. Because we are complex, analysts and investors may not be able to adequately evaluate our operations, and PICO in total. This could cause them to make inaccurate evaluations of our stock, or to overlook PICO, in general. These factors could have a negative impact on the trading volume and price of our stock.

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

         We do not know of any reliable statistical data that would enable us to predict the probability of success or failure of our acquisitions and investments, or to predict the availability of suitable investments at the time we have available cash. You will be relying on the experience and judgment of management to locate, select and develop new acquisition and investment opportunities. Sufficient opportunities may not be found and this business strategy may not be successful. We have made a number of acquisitions in the past that have been highly successful and we have also made acquisitions that have lost money. Further details of realized and unrealized gains and losses can be found in the Notes 1, 2, 3 and 4 to the accompanying consolidated financial statements and in Item 7A in this Form 10-K.

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

         Furthermore, we have reinsurance agreements on all of our insurance books of business with reinsurance companies. We base the level of reinsurance purchased on our direct reserves on our assessment of the overall direct underwriting risk.

         We attempt to ensure that we have acceptable net risk, but it is possible that we may underestimate the amount of reinsurance required to achieve the desired level of net claims risk.

         In addition, while we carefully review the creditworthiness of the companies we have reinsured part, or all, of our initial direct underwriting risk with, our reinsurers could default on amounts owed to us for their portion of the direct insurance claim. Our insurance subsidiaries, as direct writers of lines of insurance, have ultimate responsibility for the payment of claims, and any defaults by reinsurers may result in our established reserves not being adequate to meet the ultimate cost of losses arising from claims.

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

VARIANCES IN PHYSICAL AVAILABILITY OF WATER, ALONG WITH ENVIRONMENTAL AND LEGAL RESTRICTIONS AND LEGAL IMPEDIMENTS, COULD IMPACT PROFITABILITY FROM OUR WATER RIGHTS

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

         Water we lease or sell may be subject to regulation as to quality by the United States Environmental Protection Agency acting pursuant to the federal Safe Drinking Water Act. While environmental regulations do not directly affect us, the regulations regarding the quality of water distributed affects our intended customers and may, therefore, depending on the quality of our water, impact the price and terms upon which we may in the future sell our water rights.

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

-        litigation; and

-        general economic conditions.

         Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations. At December 31, 2003, the closing price of our common stock on the NASDAQ National Market was $15.67 per share, compared to $12.50 at December 31, 2001. On a quarterly basis between these two dates, closing prices have ranged from a high of $16.17 to a low of $8.33.

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

THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND CASH FLOWS AND FINANCIAL CONDITION AND COULD MAKE COMPARISON OF HISTORIC OPERATING RESULTS AND CASH FLOWS AND BALANCES DIFFICULT OR NOT MEANINGFUL.

ITEM 2. PROPERTIES

         PICO leases approximately 6,354 square feet in La Jolla, California for its principal executive offices.

         Physicians leases approximately 1,892 square feet of office space in Columbus, Ohio for its headquarters. Citation leases office space for a claims office in Orange County, California. Vidler and Nevada Land lease office space in Carson City, Nevada. Vidler and Nevada Land hold significant investments in land, water rights and mineral rights in the southwestern United States. We continually evaluate our current and future space capacity in relation to our business needs. We believe that our existing facilities are suitable and adequate to meet our current business requirements. See "Item 1-Business-Introduction."

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

         In 2000, PICO Holdings loaned a total of $2.2 million to Dominion Capital Pty. Ltd. ("Dominion Capital"), a private Australian company. In 2001, $1.2 million of the loans became past due. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO commenced legal actions through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing a legal action and our ability to realize the assets collateralizing the loans, PICO recorded an allowance for the total outstanding balance of $2.3 million for the loans and interest. PICO has been awarded summary judgment in relation to the principal and interest on the $1.2 million loan and, as a result, Dominion Capital has been placed in receivership. A trial was held in July 2003 concerning both loans, and the Company is awaiting judgment from the Australian courts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of PICO is traded on the NASDAQ National Market under the symbol "PICO." The following table sets out the high and low daily closing sale prices as reported on the NASDAQ National Market. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions.

                                      2003                                2002
                           --------------------------           ------------------------
                            High                Low              High              Low
                           -------            -------           -------          -------
1st Quarter                $ 14.39            $ 12.01           $ 15.69          $ 12.57
2nd Quarter                $ 14.37            $ 12.78           $ 17.42          $ 13.41
3rd Quarter                $ 14.04            $ 12.83           $ 16.42          $ 11.00
4th Quarter                $ 16.17            $ 13.10           $ 13.80          $  8.33

         On March 5, 2004, the closing sale price of PICO's common stock was $16.57 and there were 770 holders of record.

         PICO has not declared or paid any dividends in the last two years, and does not expect to pay any dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

         On July 17, 2003, the Company's shareholders approved the PICO Holdings, Inc. 2003 Stock Appreciation Rights ("SAR") program, which replaced the stock option and call option programs previously in place. The stock options and call options held by directors, employees, and consultants were surrendered and, after shareholders' approval, replaced with SAR with the same exercise price. There are now no stock options or call options outstanding.

         All SAR are fully vested; however, a holder may only exercise a maximum of 20% of the SAR initially received in any twelve month period, except with the permission of the Company's Compensation Committee. When a SAR is exercised, the holder will receive a cash payment equal to the difference between the market value of the underlying stock and the exercise price of the SAR. No shares of stock are issued.

         We believe that the accounting treatment for SAR is more transparent than for stock options. The change in the "in the money" amount (i.e., the difference between the market value of PICO stock and the exercise price of the
SAR) of SAR outstanding during each accounting period is recorded through the consolidated statements of operations. An increase in the "in the money" amount of SAR is recorded as an expense, and a decrease in the "in the money" amount of SAR will be recorded as a reduction in expenses. Previously, we disclosed the fair value of outstanding stock options but, in accordance with GAAP, we did not expense this value in our statement of operations.

         For 2003, a total expense of $6 million before taxes for SAR was recorded, based on the last sale price of $15.67 for PICO stock on December 31, 2003. This consists of a $3.5 million charge on the initial adoption of the SAR program on July 17, 2003, and a $2.5 million expense to record the increase in the "in the money" amount of SAR during the period from the adoption of the SAR Program through the end of 2003. The $3.5 million pre-tax charge was one-time in nature, as it expensed the "in the money" amount of SAR outstanding from the date that the call options and stock options converted to SAR were originally issued, through to July 17, 2003. After the related tax effect, the 2003 SAR expense reduced book value per share by approximately 1.7% as of December 31, 2003.

         The Company has a total of 1,962,781 SAR outstanding, with a weighted average exercise price of $12.63. Of this total, 1,927,781 SAR, with a weighted average exercise price of $12.59, were granted to the Company's officers. A total of 80,000 SAR remain available for issuance.

                                                   (a)                          (b)                            (c)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                        NUMBER OF SECURITIES
                                         NUMBER OF SECURITIES TO                                      REMAINING AVAILABLE FOR
                                             BE ISSUED UPON          WEIGHTED-AVERAGE EXERCISE         FUTURE ISSUANCE UNDER
                                         EXERCISE OF OUTSTANDING        PRICE OF OUTSTANDING         EQUITY COMPENSATION PLANS
                                         OPTIONS, WARRANTS AND        OPTIONS, WARRANTS AND           (EXCLUDING SECURITIES
          PLAN CATEGORY                    RIGHTS BY OFFICERS        RIGHTS GRANTED TO OFFICERS       REFLECTED IN COLUMN (a)
------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders.(1)                           -                            -                                 -

Equity compensation plans not
approved by security holders.(2)                  -                            -                            34,262
------------------------------------------------------------------------------------------------------------------
Total                                             -                            -                            34,262
------------------------------------------------------------------------------------------------------------------

(1) On July 17, 2003 the Company's shareholders voted to adopt the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program (the "SAR Program") to replace the Company's stock option plans and call option agreements. The maximum number of SARs issuable under the SAR program may not exceed 2,042,781. 1,962,781 SARs were issued to the prior option holders upon adoption of the SAR program at an exercise price equal to that of the surrendered options (weighted average exercise price is $12.63). Upon exercise of the SAR, the holder is entitled to a cash benefit equal to the difference between the exercise price and the then current market price of PICO stock. Accordingly, no securities, options or warrants will be issued by the Company on any exercise of the SAR. (See Stock-Based Compensation section in Note 1 to the Company's consolidated financial statements "Nature of Operations and Significant Accounting Policies")

(2) The Directors' and Officers Deferred Compensation Arrangements are described in Note 15 to the Company's notes to the consolidated financial statements. ("Related-Party Transactions")

ITEM 6. SELECTED FINANCIAL DATA

         The following table presents the Company's selected consolidated financial data. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K and the consolidated financial statements and the related notes thereto included elsewhere in this document.

                                                                                 Year Ended December 31,
                                                            --------------------------------------------------------------
                                                                2003         2002         2001         2000        1999
                                                            -----------  -----------  -----------  -----------  ----------
                                                                             (In thousands, except share data)
OPERATING RESULTS
Revenues:
     Premium income earned (charged)                                     $       (42) $       980  $     1,695  $   19,447
     Net investment income (loss)                           $     8,116        9,595        1,161       (1,694)      4,024
     Sale of land, water and minerals                            19,751       15,232       17,106        5,478       6,082
     Other income                                                 5,011        4,489        4,313        4,200       5,119
                                                            -----------  -----------  -----------  -----------  ----------
Total revenues                                              $    32,878  $    29,274  $    23,560  $     9,679  $   34,672
                                                            ===========  ===========  ===========  ===========  ==========
Income (loss) before discontinued
     operations, extraordinary gain and
       cumulative effect of change in accounting principle  $   (13,736) $     1,110  $     3,778  $    (7,290) $  (11,559)
Income from discontinued operations, net                         10,498        2,834        2,317          953       1,377
Extraordinary gain, net                                                                                                442
Cumulative effect of change in accounting principles, net                      1,985         (981)      (4,964)
                                                            -----------  -----------  -----------  -----------  ----------
Net income (loss)                                           $    (3,238) $     5,929  $     5,114  $   (11,301) $   (9,740)
                                                            ===========  ===========  ===========  ===========  ==========
PER COMMON SHARE BASIC AND DILUTED:
     Income (loss) from continuing operations               $     (1.11) $      0.09  $      0.30  $     (0.63) $    (1.28)
     Income from discontinued operations                           0.85         0.23         0.19         0.08        0.15
     Extraordinary gain, net of tax                                                                                   0.05
     Cumulative effect of change in accounting principle                        0.16        (0.08)       (0.43)
                                                            -----------  -----------  -----------  -----------  ----------
       Net income (loss)                                    $     (0.26) $      0.48  $      0.41  $     (0.97) $    (1.08)
                                                            ===========  ===========  ===========  ===========  ==========
         Weighted Average Shares Outstanding                 12,375,933   12,375,466   12,384,682   11,604,120   8,998,442
                                                            ===========  ===========  ===========  ===========  ==========

                                                                  Year Ended December 31
                                                 ----------------------------------------------------------
                                                    2003        2002        2001        2000        1999
                                                 ---------    ---------   ---------   ---------   ---------
                                                             (In thousands, except per share data)
FINANCIAL CONDITION
Assets (1)                                       $ 330,078    $ 265,587   $ 270,742   $ 295,682   $ 289,004
Unpaid losses and loss adjustment expenses,
     net of discount, 1999 and prior (1)         $  60,864    $  52,703   $  61,538   $  84,384   $  99,719
Bank and other borrowings (1)                    $  15,377    $  14,636   $  14,596   $  15,550   $  15,705
Discontinued operations, net                     $  (1,351)   $  37,332   $  33,266   $  29,255   $  27,149
Total liabilities and minority interest (1)      $  99,566    $  81,888   $  96,110   $ 122,802   $ 146,648
Shareholders' equity                             $ 229,160    $ 221,032   $ 207,899   $ 202,105   $ 169,506
Book value per share                             $   18.52    $   17.86   $   16.81   $   16.31   $   18.72

Note: Book value per share is computed by dividing shareholders' equity by the net of total shares issued less shares held as treasury shares.

         (1) Excludes balances classified as discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The consolidated financial statements and other portions of this Annual Report on Form 10-K for the fiscal year ended December 31, 2003, including Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," reflect the effects of:

(1) presenting Sequoia Insurance Company and two businesses sold by HyperFeed Technologies, Inc. as discontinued operations. See Note 2 of Notes to Consolidated Financial Statements, "Discontinued Operations"; and

(2) presenting HyperFeed Technologies, Inc. as a separate segment beginning May 15, 2003. See Note 4 of Notes To Consolidated Financial Statements, "Consolidation of HyperFeed Technologies, Inc."

COMPANY SUMMARY, RECENT DEVELOPMENTS, AND FUTURE OUTLOOK

                           VIDLER WATER COMPANY, INC.

BACKGROUND

         We believe that continuing trends in Nevada and Arizona indicate strong future demand for Vidler's water rights and water storage assets.

         Based on figures prepared by the Nevada State Demographer, in the year ended July 2003, the population of Clark County, Nevada, which includes metropolitan Las Vegas, increased 4.6% to more than 1.6 million residents. Around 70,000 people are moving to the area annually. Currently Las Vegas takes most of its water supply from Lake Mead. Due to the continued growth in demand for water and 5 years of drought, the level of Lake Mead has reached 50 year lows. Accordingly, Las Vegas is aggressively seeking to conserve water (e.g., rules have been introduced restricting water use in new homes) and to diversify its sources of water supply. At the same time, the increasing cost of housing in Las Vegas is leading to more rapid growth in outlying areas within commuting distance.

         Over time, we believe that these factors will lead to demand for water in parts of southern Nevada where Vidler owns or has an interest in water rights, including Sandy Valley and Muddy River in Clark County, and southern Lincoln County. If growth management initiatives are introduced in Las Vegas, these will lead to even more rapid growth in the areas surrounding metropolitan Las Vegas.

         In Arizona, the continued growth of the municipalities surrounding Phoenix in Maricopa County is likely to lead to strong demand for Vidler's water rights in the Harquahala Valley. The Arizona State Demographer estimates that the population of Maricopa County increased 10.6% in the 3.25 years from April 1, 2000 until July 1, 2003, to almost 3.4 million residents. Many municipalities surrounding Phoenix/Scottsdale do not receive allotments of water from the Colorado River, and are therefore forced to find alternative supplies of water.

         Due to the low level of Lake Mead, the states of Arizona, California, and Nevada may be required to take no more than their current allotments of water from the Colorado River. This is likely to increase demand for the net recharge credits owned by Vidler, representing water which Vidler has in storage in its Arizona Recharge Facility. We also anticipate demand from developers and other entities to store water for various purposes, including back-up water supply for dry years by developers, and assured water supply for new development projects.

         The Central Arizona Water Conservation District ("CAWCD") is a three-county water district servicing the most populous parts of the state, including Maricopa County. A recent CAWCD study predicted that CAWCD will be able to use 9 million acre-feet of water from Arizona's Colorado River supplies in the years from 2004 through 2050, assuming average annual precipitation. The CAWCD also estimated that 8.6 million acre-feet will be required over the same period by the Central Arizona Groundwater Replenishment District, the authority responsible for protecting groundwater supplies in the CAWCD three-county service area. The CAWCD also estimated demand of 3.5 million acre-feet from the Arizona Water Bank for various purposes (e.g., use in Nevada), and a further 4.3 million acre-feet to replenish groundwater reserves. Based on these forecasts, Arizona appears to be faced with a shortfall of 7.4 million acre-feet of water in the period through 2050, which will require CAWCD to purchase additional supplies.

         The Southern Nevada Water Authority has released a master water plan (which can be viewed at www.snwa.com) to develop and deliver water supplies to meet regional growth demands. This plan consists of (1) the storage of water, including up to 1.25 million acre-feet in Arizona' combined with (2) the development of further water resources in Nevada. We believe that Vidler's assets are favorably positioned to contribute to the water resource solutions required in the Southwest.

WATER RIGHTS

ARIZONA

         At December 31, 2003, Vidler owned or had the right to acquire approximately 49,559 acre-feet of transferable ground water in the HARQUAHALA VALLEY, approximately 75 miles northwest of metropolitan Phoenix, Arizona. Vidler owns 35,795 acre-feet, and we have the option to purchase a further 13,764 acre-feet. We believe that Vidler's water rights in the Harquahala Valley represent the most practical and competitive source of water to support the growth of greater metropolitan Phoenix, which is one of the fastest growing areas in the nation.

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

         Any new residential development in Arizona must obtain a permit from the Arizona Department of Water Resources certifying a "designated assured water supply" sufficient to sustain the development for at least 100 years. The Harquahala Valley ground water meets the designation of assured water supply. In order for the ground water to be used by municipalities in the heavily populated parts of Arizona, the water must be "wheeled," or transported, from the Harquahala Valley to the end users. The Arizona State Legislature has passed legislation which allows Harquahala Valley ground water to be made available as assured water supply to cities and communities in Arizona through agreements with the Central Arizona Groundwater Replenishment District.

         The Arizona State Legislature has passed several pieces of legislation which recognize the Harquahala Valley ground water as a future municipal supply for the greater Phoenix metropolitan area. In 1991, the expansion of irrigated farming in the Valley was prohibited, and the transfer of the ground water to municipalities was authorized. In order to protect the Harquahala Valley ground water from large commercial and industrial users which were moving into the Basin, legislation was enacted in 2000 placing restrictions on commercial and industrial users utilizing more than 100 acre-feet of water annually. These users are required to purchase irrigable land and to withdraw the water that they need from the land at no more than 3 acre-feet per annum per acre of land.

         In 2001 and 2002, Vidler completed its first sales of Harquahala Valley ground water for industrial use and municipal use:

- in March 2001, Vidler sold 6,496.5 acre-feet of water rights and 2,589 acres of land to an industrial user, for $9.4 million;

- in March 2002, Vidler sold 3,645 acre-feet of water rights and 1,215 acres of land to golf course developers near Scottsdale, for $5.2 million; and

- in May 2002, Vidler sold 480 acre-feet of water rights and 240 acres of land to an industrial user, for $1 million.

         Vidler is working on further sales of Harquahala Valley ground water to both industrial users and communities and developers in the greater Phoenix metropolitan area who need to secure further water to support expected growth.

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

         1. LINCOLN COUNTY

         Vidler is working jointly with Lincoln County to locate and develop water resources in Lincoln County, Nevada. Lincoln County and Vidler have filed applications for more than 100,000 acre-feet of water rights with the intention of supplying water to communities and industrial users. We believe that this is the only known new source of water for Lincoln County. Vidler anticipates that up to 40,000 acre-feet of water rights will ultimately be permitted from these applications, and put to use in Lincoln County.

         Under the Lincoln County Land Act, more than 13,000 acres of publicly owned land in southern Lincoln County is to be offered for sale near the fast growing City of Mesquite. The first release of land under the Lincoln County Land Act is expected to occur later in 2004. Additional water will be required if this land is to be developed.

         In 1998, Lincoln/Vidler filed for 14,000 acre-feet of water rights for industrial use from the Tule Desert Groundwater Basin. In November 2002, the Nevada State Engineer granted an application for 2,100 acre-feet of water rights, and ruled that another 7,244 acre-feet could be granted, but would be held in abeyance while Lincoln/Vidler pursues additional studies.

         In 2001, Lincoln/Vidler reached conditional agreement to sell an electricity-generating company between 6,700 and 9,000 acre-feet of water, at $3,300 per acre-foot, for a new power plant to be located in southern Lincoln County on a site which was to be acquired from Nevada Land. Due to the unprecedented instability in the energy market and capital market conditions affecting the electricity sector, the electricity-generating company decided not to move forward with the project. Recognizing that a permitted site with permitted water rights will have value once the energy market stabilizes, Vidler purchased the project for $50,000 in February 2003. Energy companies and utilities are currently reviewing the project.

         The Lincoln County undertaking is an example of a transaction where Vidler can partner with an entity, in this case a government entity, to provide the necessary capital and skills to commercially develop water assets.

         2. SANDY VALLEY, NEVADA

         In June 2002, the Nevada State Engineer awarded Vidler 415 acre-feet of water rights near Sandy Valley, Nevada. Vidler has filed another application for 1,000 acre-feet.

         The water rights awarded to Vidler are the only known water to support future growth in Sandy Valley and surrounding areas in southwestern Nevada near the California state line, including Primm, Nevada. Primm is a resort town on the border between California and Nevada, in the Interstate 15 corridor. Primm requires additional water to support future growth, which could result from expansion of the existing hotel/casino and retail/commercial operations.

         3. MUDDY RIVER WATER RIGHTS

         The Muddy River is a perennial river fed by the Muddy Springs in Southern Nevada, originating in Nevada and flowing into Lake Mead. Currently, Muddy River water rights are utilized for agriculture and electricity generation; however, in the future, we anticipate that Muddy River water rights may be utilized to support development in southern Nevada. The Southern Nevada Water Authority has been acquiring Muddy River water rights as a water resource to support future growth in Clark County, Nevada.

         At December 31, 2003, Vidler owned approximately 221 acre-feet of Muddy River water rights, and had the right to acquire an additional 45.6 acre-feet.

         4. FISH SPRINGS RANCH

         In 2000, Vidler purchased a 51% interest in Fish Springs Ranch, LLC ("Fish Springs") and a 50% interest in V&B, LLC. These companies own the Fish Springs Ranch and other properties totaling approximately 8,600 acres in Honey Lake Valley in Washoe County, 45 miles north of Reno, Nevada. Approximately 8,000 acre-feet of permitted water rights associated with Fish Springs Ranch are transferable to the Reno/Sparks area. The water rights at Fish Springs have been identified as the most economical and proven new source of supply to support new growth in the North Valley communities of Washoe County. This county was in the top 2% of all counties in the U.S. for new home construction between April 1, 2000 and July 1, 2001. According to census data, almost 5,500 new homes were constructed over that 15 month period, a 3.8% increase.

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

         In October 2002, the Regional Water Planning Committee accepted the North Valley Water Supply Comparison report. This study re-evaluated the feasibility and potential cost of supplying future North Valley's water demands with continued exportation of water from the Truckee River Basin, or, alternatively, meeting the demands from Fish Springs and two other basins. The study indicated that ground water from Fish Springs would be the most economical source of supply. Alternatively, if the capacity of nearby transmission lines can be expanded, we believe that Fish Springs Ranch would be an attractive site for gas-fired electricity generation.

         5. BIG SPRINGS RANCH AND WEST WENDOVER, NEVADA

         In December 2003, Vidler closed on the sale of approximately 37,500 acres of deeded ranch land and the related water rights at Big Springs Ranch for $2.8 million. The ranch land was located approximately 65 miles east of Elko, in northeastern Nevada.

         In December 2003, in a separate but related transaction, Vidler closed on the sale of approximately 6,500 acres of developable land near West Wendover, Nevada for $12 million. West Wendover is adjacent to the Nevada/Utah border in the Interstate 80 corridor. The land at West Wendover was acquired in 1999 through a land exchange with the Bureau of Land Management, under which Vidler gave up approximately 70,500 acres of ranch land at Big Springs Ranch in return for the parcels of developable land.

         The assets at Big Springs Ranch and West Wendover were different in nature from Vidler's remaining assets in Arizona and Nevada, in that the land comprised the bulk of the value of Big Springs Ranch and West Wendover, with the water rights being a lesser component.

COLORADO

         Vidler is completing the process of monetizing its water rights in Colorado, through sale or lease:

- in 2000, Vidler closed on the sale of various water rights and related assets to the City of Golden, Colorado for $1 million, and granted the City options to acquire other water rights over the next 15 years. The City exercised options to acquire water assets for $390,000 in 2001, $145,000 in 2002, and $146,000 in 2003. If the remaining options are exercised, the present value of the aggregate purchase price is approximately $1 million;

- during 2002, Vidler closed on the sale of its interest in Cline Ranch for $2.1 million and the sale of 86 acre-feet of water rights for $3.1 million; and

- in 2003, Vidler closed on the sale of the Wet Mountain water rights for $414,000.

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

         Vidler has the only permitted, complete private water storage facility in Arizona. Given that Arizona is the only southwestern state with surplus flows of water available for storage, we believe that Vidler's is the only private water storage facility where it is practical to "bank," or store, water for users in other states, which is known as "interstate banking." Having a permitted water storage facility also allows Vidler to acquire, and store, surplus water for re-sale in future years.

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

         The Southern Nevada Water Authority Water Resource Plan, which can be viewed at www.snwa.com, calls for 1.25 million acre-feet of water to be stored in Arizona in order to meet forecast demand. The AWBA is currently finalizing agreements to store water on behalf of Nevada. Once these agreements have been concluded, the AWBA can begin to negotiate storage for California. The AWBA will be able to store water at existing publicly owned sites and at the Vidler Arizona Recharge Facility, which is one of the largest water storage facilities. Under the current agreement, which expires in 2004, Vidler has agreed on a price of $48.00 per acre-foot of water recharged for users represented by the AWBA.

         In addition to the potential demand from the public users represented by the AWBA, demand from private users could potentially utilize up to 100% of the site's storage capacity.

         Vidler has not yet stored water for customers at the facility, but the company has been recharging water for its own account since 1998, when the pilot plant was constructed. In 2003, Vidler had "net recharge credits" representing approximately 34,000 acre-feet of water in storage at the facility, and had purchased a further 7,000 acre-feet which was recharged in 2004 as well as ordering an additional 29,000 acre-feet for purchase and recharge in 2004. Vidler purchased the water from the CAP, and intends to resell this water at an appropriate time. Vidler is in discussions with a number of developers and other entities, which could lead to the sale of the water that we have stored on our own account, and to storing additional water.

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

         Vidler's remaining interest includes approximately 30,000 acre-feet of storage capacity. We have the guaranteed right to recover a minimum of approximately 2,700 acre-feet every year. In some circumstances, we have the right to recover up to approximately 6,800 acre-feet in any one year. We are considering various alternatives for the remaining interest, including sale to developers or industrial users. Currently Vidler is not storing any water at Semitropic for third parties. Vidler is required to make annual payments of $519,000 under its agreement with Semitropic Water Storage District.

OTHER PROJECTS

         Vidler routinely evaluates the purchase of further water-righted properties in Arizona and Nevada. Vidler also continues to be approached by parties who are interested in obtaining a water supply, or discussing joint ventures to commercially develop water assets and/or develop water storage facilities in Arizona, Nevada, and other southwestern states. We have the resources and relationships to respond to business opportunities which are consistent with our strategic objectives.

                       NEVADA LAND & RESOURCE COMPANY, LLC

         The majority of Nevada Land's revenues come from the sale of land and the related water rights. In addition, various types of recurring revenue are generated from use of the Nevada Land's properties, including leasing, easements, and mineral royalties. Nevada Land also generates interest revenue from land sales contracts where Nevada Land has provided partial financing, and from temporary investment of the proceeds of land sales.

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

         In 2003, Nevada Land generated $4.1 million in revenues from the sale of 75,131 acres of former railroad land, indicating on-going demand. The average sales price of $55 per acre compares to our average basis of $25 per acre in the parcels which were sold. Included in 2003 land sales were approximately 50,000 acres of desert and mountainous land which biased the average sales price and average basis downwards, but resulted in a gross margin in the typical 50% - 60% range.

         In 2003, 89.8% of land sales were settled for cash, and Nevada Land provided partial financing for the remainder. Vendor financing is collateralized by the land conveyed, typically carries a 10% interest rate, and is subject to a minimum 20% down payment.

                       BUSINESS ACQUISITIONS AND FINANCING

         This section describes the most significant interests in public companies included in this segment during 2003.

         Excluding HyperFeed, which became a consolidated subsidiary during the year, we estimate that the common stock interests in public companies reported in this segment generated a total return (i.e., realized and unrealized gains, plus dividends received, in U.S. dollars) of approximately 29% in 2003.

         1. HYPERFEED TECHNOLOGIES, INC.

         In 2001, 2002, and 2003 until May 15, PICO's investment in HyperFeed common shares was recorded in this segment using the equity method under Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Since May 15, 2003, when HyperFeed became a consolidated subsidiary, its results have been recorded in a separate segment, "HyperFeed Technologies;"; however, PICO's investment in HyperFeed warrants is still recorded in the Business Acquisitions and Financing segment.

         After adjusting for HyperFeed's 1:10 reverse stock split in August 2003, PICO holds warrants to buy approximately 310,616 shares of HyperFeed common stock at an average price of $15.75 per share, exercisable by April 2005. At December 31, 2003, the price of HyperFeed's common stock was $6.14, and the warrants were carried at estimated fair value of $556,000.

         2. JUNGFRAUBAHN HOLDING AG

         PICO owns 130,577 shares of Jungfraubahn, which represents approximately 22.4% of that company. At December 31, 2003, the market (carrying) value of our holding was $26.7 million.

         In September 2002, we increased our holding to 22.3% of Jungfraubahn, and became the largest shareholder in that company. Despite the increase in our shareholding to more than 20%, we continue to account for this investment under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At this time, we do not believe that we have the requisite ability to exercise "significant influence" over the financial and operating policies of Jungfraubahn, and therefore do not apply the equity method of accounting.

         In February 2004, Jungfraubahn issued a press release containing an initial review of 2003 operations, using Swiss accounting principles. The full text is available on Jungfraubahn's website www.jungfraubahn.com. The contents of Jungfraubahn's website are not incorporated in this 10-K.

         In the press release, Jungfraubahn indicated that it expected transport revenues of approximately CHF (Swiss Francs) 86.2 million (US$64.9 million) for 2003, a 2.5% increase year over year. In the first six months of 2003, Jungfraubahn's results were affected by a decrease in group travel, particularly from Japan and the U.S., resulting from a reluctance to travel due to the Iraq war and the respiratory disease SARS. During the summer, the shortfall was partly made up by increased numbers of passengers from Switzerland and other European countries. In the first half of 2003, the number of visitors to Jungfraujoch-Top of Europe declined 16.6% year over year; however, for the full year, passenger numbers were only down 3.4%, illustrating a recovery in the second half of 2003.

         In September 2003, Jungfraubahn announced its results for the six months to June 30, 2003. Reported revenues were CHF 54.3 million (US$39.9 million). Net income was CHF 4.4 million (US$3.2 million), or approximately CHF
7.5 per share (US$5.54), a 14.3% increase year over year.

         Jungfraubahn announced its results for the 2002 financial year in May 2003, so the 2003 results will not be released until after this 10-K has been filed. Revenues were CHF 110 million (US$71.6 million), and net income was CHF
12.4 million (US$8.1 million), or CHF 21.3 per share (US$13.87). Jungfraubahn's operating activities generated net cash flow of CHF 26.7 million (US$17.4 million).

         In the most recent published balance sheet -- December 31, 2002 -- Jungfraubahn had shareholders' equity of CHF 302 million, or approximately CHF
517.5 (US$374.70) book value per share. At December 31, 2003, Jungfraubahn's stock price was CHF 254 (US$ 204.80). At December 31, 2002, Jungfraubahn's stock price was CHF 255 (US$ 184.64).

         3. OTHER EUROPEAN INVESTMENTS

         RAETIE ENERGIE AG

         PICO owns 80,755 shares in Raetie Energie, which is a producer of hydro electricity. At December 31, 2003, our investment in Raetia Energie had a basis of $3.4 million, and a market value of $11.3 million.

         During 2003, the market price of Raetia stock increased by 83.8% in Swiss francs, and the carrying value of our holding appreciated by $5.8 million, or almost 105%, in U.S. dollars. We first purchased this stock in 1997, and increased our holding in 1998, 2002, and 2003. Over the life of the investment so far, we have generated a total return (i.e., realized and unrealized gains, plus dividends received in U.S. dollars) upwards of 225%.

         ACCU HOLDING AG

         PICO has acquired 8,125 shares in Accu Holding for $5 million, which represents a voting ownership interest of approximately 28.3%. Due to a number of factors, we do not have the ability to exercise significant influence over Accu Holding's activities, so the investment is carried at market value under SFAS No. 115.

         Accu Holding manufactures batteries at two plants in Switzerland. Accu is adjusting its production and cost structure following a decline in demand for batteries during the economic slowdown. Accu is also preparing to redevelop the site of a former factory near Zurich, which could have significant value.

         We have agreed to support a capital-raising by Accu, which we expect to occur in 2004. Swiss franc funds equivalent to our maximum commitment of US$1.9 million (CHF 2.3 million) are held in a separate bank account.

         SIHL

         In 2000 and 2001, we acquired approximately 10.6% of SIHL for $4 million, through participation in a restructuring/capital raising and open market purchases. Our investment in SIHL is accounted for under SFAS No. 115.

         At the time, SIHL's core business was digital imaging, but the company had surplus property assets in and around Zurich, including a major development project known as Sihlcity. SIHL's operations were adversely affected by the economic downturn in late 2001 and 2002, and SIHL was unable to improve profitability and reduce debt as previously expected. In 2003, SIHL sold its core business, and announced a debt restructuring with its banks which assures the shareholders of a return in certain circumstances.

         As more fully explained in the Business Financing and Acquisitions portion of "Results of Operations -- Years Ended December 31, 2003, 2002 and 2001," we regularly review stocks which have declined in price from our cost. If we determine that the decline in market value is other-than-temporary, we record a charge which writes our basis in the investment down from its original cost to current carrying value, which typically is the market price at the balance sheet date when the provision is recorded. It should be noted that charges for other-than-temporary impairments do not affect shareholders' equity or book value per share, since the after-tax decline in the market value of investments carried under SFAS No. 115 is already reflected in shareholders equity in our balance sheet. Also, the carrying (book) value of the holding does not change. If the stock price subsequently recovers, the basis does not change.

         Due to the extent and duration of the decline in the market value of SIHL stock, we recorded pre-tax charges for other-than-temporary impairment of our holding in SIHL of $2.1 million in 2001, $1.6 million in 2002, and $293,000 in 2003. At December 31, 2003, the charges for other-than-temporary impairment had reduced our basis in SIHL to $542,000, compared to the carrying (market) value of the holding of $433,000.

         Given the extent and duration of the decline in the market price of Accu stock, we determined that the decline in Accu's market value is also other-than-temporary. Accordingly, we recorded pre-tax charges for other-than-temporary impairment of our holding in Accu of $2.2 million in 2002, and $823,000 in the first nine months of 2003. These charges were recorded as realized losses and reduced the basis of the investment. At December 31, 2003, the holding had a market (carrying) value of $ 3.1 million (CHF 3.9 million).

                         INSURANCE OPERATIONS IN RUN OFF

         Typically, most of the revenues of an insurance company in "run off" come from investment income (i.e., interest from fixed-income securities and dividends from stocks) earned on funds held as part of their insurance business. In addition, from time to time, gains or losses are realized from the sale of investments.

         In broad terms, Physicians and Citation hold cash and fixed-income securities corresponding to their loss reserves, and the excess is invested in value stocks in the U.S. and selected foreign markets.

         Given the very low level of interest rates, we expect to generate limited income and no capital gains from our bond holdings. To maintain liquidity and to guard against capital losses which would be brought on by higher interest rates, we have increased our holdings of bonds maturing in 2 years or less. At December 31, 2003, the duration of Citation's bond portfolio was 1.8 years, and the duration of the Physicians bond portfolio was 2.9 years. The duration of a bond portfolio measures the amount of time it will take for the cash flows from scheduled interest payments and the maturity of bonds to equal the current value of the portfolio. Duration indicates the sensitivity of the market value of a bond portfolio to changes in interest rates. If interest rates increase, the market value of existing bonds will decline. During periods when market interest rates decline, such as 2001, 2002, and 2003, the market value of existing bonds increases. Typically, the longer the duration, the greater the sensitivity of the value of the bond portfolio to changes in interest rates. Duration of less than 3 years is generally regarded as short term.

         We hold bonds issued by the U.S. Treasury and government-sponsored enterprises (e.g., Freddie Mac and FNMA) only to the extent required for capital under state insurance codes, or as required for deposits or collateral with state regulators. Otherwise, the bond portfolios consist almost entirely of investment-grade corporate issues with 10 or less years to maturity. As of December 31, 2003, none of our bond holdings had declined significantly from cost. We do not own any municipal bonds, and did not own any corporate bonds in the telecommunications, technology, utilities, energy trading, automotive, and consumer finance sectors, or conglomerates which experienced difficulties in recent years.

         The equities component of the insurance company portfolios is concentrated on a limited number of asset-rich small-capitalization value stocks in the U.S. These positions have been accumulated at a significant discount to our estimate of the private market value of each company's underlying "hard" assets (i.e., land and other tangible assets). The insurance company portfolios also have a degree of international diversification through holdings of small-capitalization value stocks in New Zealand and Australia, and selected large-capitalization resource stocks with world class mining operations in foreign countries. Dividends and realized gains or losses from stocks held in the insurance company portfolios are reported in the Insurance Operations in Run Off segment.

         In 2003, we estimate that the total return on the fixed-income securities and unaffiliated common stocks in Citation's portfolio was approximately 19.6%, including better than 40% for the stocks component (40.7% of the portfolio at December 31, 2003.) We estimate that the total return on the fixed-income securities and unaffiliated common stocks in Physicians' portfolio was approximately 21.5% in 2003, including better than 39% for the stocks component (53.7% of the portfolio at December 31, 2003.)

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

         The financial results of insurance companies in "run off" can be volatile if there is favorable or unfavorable development in the loss reserves. Physicians recorded significant income from favorable reserve development in 2001 and 2003; however, Citation recorded a significant loss in 2003, partly due to increases in the workers' compensation and property and casualty insurance loss reserves.

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

         Due to the long "tail" (i.e., period of time between the occurrence of the alleged event giving rise to the claim, and the claim being reported to us) in the medical professional liability insurance business, it is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves. Our loss reserves, which are reviewed by management every quarter and are assessed in the fourth quarter of each year, based on independent actuarial analysis of past, current, and projected claims trends in the 12 months ended September 30 of each year.

         At December 31, 2003, medical professional liability reserves totaled $19.6 million, net of reinsurance, compared to $30.3 million net of reinsurance at December 31, 2002, and $34.9 million net of reinsurance at December 31, 2001.

        PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT
                                EXPENSE RESERVES

                                                                           Year Ended December 31,
                                                          ---------------------------------------------------
                                                               2003           2002                 2001
                                                          --------------  --------------       --------------
Direct Reserves                                           $ 23.6 million  $ 36.4 million       $ 40.6 million
Ceded Reserves                                              (4.0)           (6.1)                (5.7)
                                                          --------------  --------------       --------------
Net Medical Professional Liability Insurance Reserves     $ 19.6 million  $ 30.3 million       $ 34.9 million
                                                          ==============  ==============       ==============

         At December 31, 2003, our direct reserves, or reserves before reinsurance, essentially equaled the independent actuary's best estimate. The independent actuary is continually reviewing our claims experience and projected claims trends in order to arrive at the most accurate estimate possible. The independent actuary did not explicitly forecast a range of reserves, but arrived at a best estimate through weighting the results of five different projection methods for each accident year, and in total. Under the different projection methods, the lowest direct reserve calculation was approximately $15.3 million, and the highest direct reserve calculation was $23.1 million. Consequently, our loss reserves could be materially different depending on the particular method of calculation chosen.

         Changes in assumptions about future claim trends, and the cost of handling claims, could lead to significant increases and decreases in our loss reserves. When loss reserves are reduced, this is referred to as favorable development. If loss reserves are increased, the development is referred to as adverse or unfavorable.

         At December 31, 2003, approximately $7.8 million, or 33% of our direct reserves were case reserves, which are the loss reserves established when a claim is reported to us. Our provision for incurred but not reported claims ("IBNR" i.e., the event giving rise to the claim has allegedly occurred, but the claim has not been reported to us) were $9.9 million, or 42% of our direct reserves. The loss adjustment expense reserves, totaling $5.9 million, or 25% of direct reserves, recognize the cost of handling claims over the next 13 years while the Physicians loss reserves run off.

         Over the past 3 years, the trends in open claims and claims paid have been:

                                                 Year Ended December 31,
                                          ------------------------------------
                                             2003         2002        2001
                                          ----------   ----------   ----------
Open claims at the start of the year             144          179          252
New claims reported during the year               22           24           37
Claims closed during the year                    -98          -59         -110
                                          ----------   ----------   ----------
Open claims at the end of the year                68          144          179
                                          ==========   ==========   ==========

Total claims closed during the year               98           59          110
Claims closed with no indemnity payment          -91          -36          -87
                                          ----------   ----------   ----------
Claims closed with an indemnity payment            7           23           23

Net indemnity payments                    $3,048,000   $2,473,000   $4,142,000
Net loss adjustment expense payments         912,000    1,072,000    1,947,000
                                          ----------   ----------   ----------
Total claims payments during the year     $3,960,000   $3,545,000   $6,089,000
                                          ==========   ==========   ==========
Average indemnity payment                 $  435,000   $  108,000   $  180,000

    PHYSICIANS INSURANCE COMPANY OF OHIO - CHANGE IN LOSS AND LOSS ADJUSTMENT
                                EXPENSE RESERVES

                                                                               Year Ended December 31,
                                                                   -----------------------------------------------
                                                                        2003             2002            2001
                                                                   --------------   --------------   --------------
Beginning Reserves                                                 $ 30.3 million   $ 34.9 million   $ 51.6 million
Loss & Loss Adjustment Expense Payments                              (4.0)            (3.6)            (6.1)
Re-estimation of Prior Year Loss Reserves                            (6.7)            (1.0)           (10.6)
                                                                   --------------   --------------   --------------
Net Medical Professional Liability Insurance Reserves              $ 19.6 million   $ 30.3 million   $ 34.9 million
                                                                   ==============   ==============   ==============

                                                                   --------------   --------------   --------------
Re-estimation as a percentage of undiscounted beginning reserves    -22.1             -2.9            -20.6
                                                                   ==============   ==============   ==============

         During 2003, our medical professional liability insurance claims reserves, net of reinsurance, decreased by $10.7 million, from $30.3 million to $19.6 million. Claims and loss adjustment expense payments for the year were approximately $4 million, accounting for 37% of the net decrease in reserves. During 2003, Physicians continued to experience favorable trends in the "severity" (size) of claims, and, to a lesser extent, the "frequency" (number) of claims. Consequently, independent actuarial analysis of Physicians' loss reserves concluded that Physicians' reserves against claims were significantly greater than the actuary's projections of future claims payments. Reserves were reduced in all of Physicians' 20 accident years from 1976 until 1996, resulting in a net reduction of approximately $6.7 million, or 22.1% of reserves at the start of the year.

         The net reduction in reserves of approximately $6.7 million was primarily due to a decrease in claims severity; Physicians reduced its reserve for IBNR claims by approximately $6.9 million, which was partially offset by a $218,000 increase in the provision for unallocated loss adjustment expense which effectively recognizes the cost of handling Physicians' claims over the remaining run off.

         As shown in the table above, in 2003 Physicians made $3 million in net indemnity payments to close 7 cases, an average indemnity payment of $435,000 per case. Although total claims payments in 2003 were less than anticipated, the average indemnity payment is higher than in recent years due to the mix of cases closed in 2003. We are projecting a decrease in severity in future years -- at December 31, 2003, the average case reserve per open claim was approximately $115,000.

         There were no changes in key actuarial assumption in 2003. It should be noted that such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments -- either increases or decreases -- in future years. See "Critical Accounting Policies" and "Risk Factors."

         During 2002, our medical professional liability insurance claims reserves, net of reinsurance, decreased $3.6 million, from $34.9 million to $30.3 million. Loss and loss adjustment expense payments for the year were approximately $3.6 million, accounting for 78% of the net decrease in reserves during 2002. Due to continued favorable trends in the "severity" (size) of claims, and, to a lesser extent, the "frequency" (number) of claims, independent actuarial analysis of Physicians' loss reserves concluded that Physicians' reserves against claims were greater than the actuary's projections of future claims payments. Reserves were increased in 10 of Physicians' 20 accident years from 1976 until 1996 (by $3.4 million), and reduced in the other 10 accident years (by $4.4 million), resulting in a net reduction of approximately $1 million, or 2.9% of reserves at the start of the year. There were no changes in key actuarial assumption in 2002.

         During 2001, our medical professional liability insurance claims reserves, net of reinsurance, decreased $16.7 million, from $51.6 million to $34.9 million. Loss and loss adjustment expense payments for the year were $6.1 million, accounting for 36% of the net decrease in reserves during 2001. Actuarial analysis of Physicians' loss reserves concluded that Physicians' reserves against claims were significantly greater than the actuary's projections of future claims payments in 18 of 20 accident years, due to favorable trends in both the "frequency" and "severity" of claims. Consequently, Physicians reduced its reserve for IBNR claims by approximately $10.6 million, which accounted for the remaining 64% of the net decrease in reserves for the year.

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

         Since it is almost eight years since Physicians wrote its last policy, and the direct IBNR claims reserve at December 31, 2003 is $15.2 million ($9.9 million net of reinsurance), it is conceivable that further favorable development could be recorded in future years if claims trends remain favorable, particularly claims severity. However, given that favorable development of $6.7 million was recognized in 2003, there is less potential for favorable development in future years than there has been in the past. In addition, we caution (1) that claims can be reported until 2017, and (2) against over-emphasizing claims count statistics -- for example, the last claims to be resolved by a "run off" insurance company could be the most complex and the most severe.

CITATION INSURANCE COMPANY

PROPERTY AND CASUALTY INSURANCE LOSS RESERVES

         Citation went into "run off" from January 1, 2001. At December 31, 2003, after three years of "run off," Citation had $13.3 million in property and casualty insurance loss and loss adjustment expense reserves, after reinsurance.

         Approximately 97% of Citation's net property and casualty insurance reserves are related to one line of business, artisans/contractors liability insurance. The remaining 3% is comprised of commercial property and casualty insurance policies all of which expired in 2001. As a general rule, based on state statutes of limitations, we believe that no new commercial property and casualty insurance claims can be filed in California and Arizona. However, in certain limited circumstances, claims filing periods may be extended.

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

         Citation primarily insured subcontractors, and only rarely insured general contractors. A large percentage of the claims received in 2002 and 2003 related to Additional Insured Endorsements ("AIE"). In general, these represent claims from general contractors who were not direct policyholders of Citation's, but were named as insureds on policies issued to Citation's subcontractor policyholders. Most of Citation's subcontractor insureds are not initially named as defendants in construction defect law suits, but are drawn into litigation against general contractors, typically when the general contractor's legal expenses reach the limit of their own insurance policy. The courts have held that subcontractors who performed only a minor role in the construction can be held in on complicated litigation against general contractors. Accordingly, the cost of legal defenses can be as significant as claims payments. Typically, AEI claims are shared among more than one subcontractor and more than one insurance carrier. This reduces the expense to any one carrier, so AEI claims typically involve smaller claims payments than claims from actual policyholders.

         Although Citation wrote its last artisans/contractors policy in 1995 and the statute of limitations in California is 10 years, this can be extended in some situations.

         Over the past 3 years, the trends in open claims and claims paid in the artisans/contractors line of business has been:

                                                           Year Ended December 31,
                                                           -----------------------
                                                              2003  2002  2001
                                                              ----  ----  ----
Open claims at the start of the year                           290   303   341
New claims reported during the year                            290   227   197
Claims closed during the year                                 -263  -240  -235
                                                              ----  ----  ----
Open claims at the end of the year                             317   290   303
                                                              ====  ====  ====
Total claims closed during the year                            263   240   235
Claims closed with no payment                                 -106   -90   -71
Claims closed with LAE payment only (no indemnity payment)     -40   -40   -49
                                                              ----  ----  ----
Claims closed with an indemnity payment                        117   110   115
                                                              ====  ====  ====

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

         Changes in assumptions about future claim trends and the cost of handling claims can lead to significant increases and decreases in our loss property and casualty reserves. Due to the large number of claims received in the artisans/contractors line of business in 1997, 1998, and 1999, Citation was forced to increase its reserves in each of those years. Citation reduced claims reserves (net of reinsurance) by $282,000 in 2000, but increased reserves by $56,000 in 2001. In both cases, the reserve changes were less than 1% of beginning reserves. In 2002, primarily due to reduced severity of claims as described in preceding paragraphs, Citation reduced reserves by $889,000, representing a 4.6% change in beginning reserves. However, in 2003 Citation increased reserves by $847,000, or 5.8% of beginning reserves, primarily due to the increased number of new claims received (higher frequency).

         There were no changes in key actuarial assumptions during 2001, 2002, and 2003. See "Critical Accounting Policies" and "Risk Factors."

         At December 31, 2003, Citation's net property and casualty reserves were carried at $13.3 million, approximately $295,000 more than the actuary's best estimate. Given the uncertainties inherent in projecting trends in loss development, we elected to set higher reserves than the actuary's best estimate, to partially guard against unexpected reserve increases in future years if claims experience deteriorates.

    CITATION INSURANCE COMPANY - PROPERTY & CASUALTY INSURANCE LOSS AND LOSS
                           ADJUSTMENT EXPENSE RESERVES

                                       December 31, 2003       December 31, 2002         December 31, 2001
                                       -----------------       -----------------         -----------------
Direct Reserves                          $14.8 million           $16.3 million             $21.0 million
Ceded Reserves                            (1.5)                   (1.7)                     (1.8)
                                         -------------           -------------             -------------
Net Reserves                             $13.3 million           $14.6 million             $19.2 million
                                         =============           =============             =============

         At December 31, 2003, $2.8 million of Citation's net property and casualty reserves (approximately 21%) were case reserves, $3.8 million represented provision for IBNR claims (29%), and the unallocated loss adjustment expense reserve was $6.7 million (50%).

         The change in Citation's reserves over the past 3 years has resulted from:

    CITATION INSURANCE COMPANY - CHANGE IN PROPERTY & CASUALTY INSURANCE LOSS
                      AND LOSS ADJUSTMENT EXPENSE RESERVES

                                                                                 Year Ended December 31,
                                                                   ----------------------------------------------------
                                                                       2003               2002                2001
                                                                   -------------      -------------       -------------
Beginning Reserves                                                 $14.6 million      $19.2 million       $23.4 million
Loss & Loss Adjustment Expense Payments                             (2.2)              (3.7)               (4.5)
Incurred Loss & Loss Adjustment Expense Payments For Current Year                                           0.2
Re-estimation of Prior Year Loss Reserves                            0.9               (0.9)                0.1
                                                                   -------------      -------------       -------------
Net Property & Casualty Insurance Reserves                         $13.3 million      $14.6 million       $19.2 million
                                                                   =============      =============       =============

                                                                   -------------      -------------       -------------
Re-estimation as a percentage of beginning reserves                 +5.8%              -4.6%               +0.2%
                                                                   =============      =============       =============

         During 2003, Citation's property and casualty insurance claims reserves, net of reinsurance, decreased from $14.6 million to $13.3 million. Claims payments for the year were $2.2 million. Following actuarial analysis during 2003, Citation increased loss reserves by $847,000 due to adverse development in the artisans/contractors book of business resulting from an increased frequency of new claims.

         During 2002, Citation's property and casualty insurance claims reserves, net of reinsurance, decreased from $19.2 million to $14.6 million. Claims payments for the year were $3.7 million, accounting for approximately 80% of the net decrease in reserves during 2002. Actuarial analysis of Citations' loss reserves as of December 31, 2002 showed a redundancy in the carried reserves of Citation, which we reduced during 2002 by $889,000. The reserve redundancy reflected a reduction in the "severity" (size) of claims.

         During 2001, Citation's property and casualty insurance claims reserves, net of reinsurance, decreased from $23.4 million to $19.2 million. Claims payments for prior years reduced reserves by $4.5 million, and essentially accounted for the net reduction in reserves for the year. This was partially offset by $172,000 in incurred loss and loss adjustment expenses for the 2001 accident year. A $56,000 increase in prior year loss reserves was recorded.

         It should be noted that such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments -- either increases or decreases -- in future years.

WORKERS' COMPENSATION LOSS RESERVES

         Until 1997, Citation was a direct writer of workers' compensation insurance in California, Arizona, and Nevada. In 1997, Citation reinsured 100% of its workers' compensation business with a subsidiary, Citation National Insurance Company ("CNIC"), and sold CNIC to Fremont Indemnity Company ("Fremont"). As part of the sale of CNIC, all assets and liabilities, including the assets which corresponded to the workers' compensation reserves reinsured with CNIC, and all records, computer systems, policy files, and reinsurance arrangements were transferred to Fremont. Fremont merged CNIC into Fremont, and administered and paid all of the workers' compensation claims which it had been sold to it. Since 1997, Citation has booked the losses reported by Fremont but recorded an equal and offsetting reinsurance recoverable from Fremont (as an admitted reinsurer) for all losses and loss adjustment expenses. This resulted in no net impact on Citation's reserves and financial statements.

         On July 2, 2003, the California Superior Court placed Fremont in liquidation. Since Fremont is in liquidation, it is no longer an admitted reinsurance company under the statutory basis of insurance accounting. Consequently, Citation reversed the reinsurance recoverable from Fremont of approximately $7.5 million in its financial statements prepared on both the statutory basis and GAAP basis in the three months ended June 30, 2003. Citation is pursuing its rights to recover the reinsurance, and to recover deposits reported as held by Fremont for Citation's insureds to utilize against the workers' compensation claims obligations; however, the ultimate outcome cannot be accurately predicted.

         Workers' compensation has been a problematic line of business for all insurers who offered this type of coverage in California during the 1990's. We believe that this is primarily due to claims costs escalating at a greater than anticipated rate, in particular for medical care.

         The nature of this line of business is that we receive a relatively small number (low frequency) of relatively large (high severity) claims. Although the last of Citation's workers' compensation policies expired in 1998, new workers' compensation claims can still be filed for events which allegedly occurred during the term of the policy. The state statute of limitations is 10 years, but claims filing periods may be extended in some circumstances. At December 31, 2003, Citation had 227 open workers' compensation claims. Few new claims have been filed in the past 3 years. Since Citation ceased writing workers' compensation coverage 6 years ago, most of the claims which are still open tend to be severe, and likely to lead to claims payments for a prolonged period of time.

         At December 31, 2003, Citation had workers' compensation reserves of $22.4 million before reinsurance, and $10.5 million after reinsurance. Citation purchased excess reinsurance to limit its potential losses in this line of business. In general, we have retained the risk on the first $150,000 to $250,000 per claim. The workers' compensation reserves are reinsured with General Reinsurance, a subsidiary of Berkshire Hathaway, Inc.

   CITATION INSURANCE COMPANY - WORKERS' COMPENSATION LOSS AND LOSS ADJUSTMENT
                                EXPENSE RESERVES

                                    December 31, 2003
Direct Reserves                      $ 22.4 million
Ceded Reserves                        (11.9)
                                     --------------
Net Reserves                         $ 10.5 million
                                     ==============

         It is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves in the workers' compensation line of business due to:

- the long "tail" (i.e., period between the occurrence of the alleged event giving rise to the claim and the claim being reported to us); and

-        the extended period over which policy benefits are paid.

Our workers' compensation loss reserves were reviewed at September 30, 2003 and December 31, 2003 by an independent actuary who issues an opinion annually, as required by California state law. The independent actuary analyzes past, current, and projected claims trends for all active accident years, using several forecasting methods. The appointed actuary believes this will result in more accurate reserve estimates than using a single method. Our reserves are typically booked at close to the actuary's best estimate. In previous years, we booked the direct reserves and an equal offsetting reinsurance recoverable based on reports provided by Fremont.

         Changes in assumptions about future trends in claims and the cost of handling claims can lead to significant increases and decreases in our loss reserves. When the Fremont reinsurance recoverable was reversed after Fremont went into liquidation, our workers' compensation reserves were approximately $7.5 million. Following independent actuarial analysis at September 30, 2003 and December 31, 2003, Citation increased its workers' compensation loss reserves by $3 million, or approximately 39.9% of the initial $7.5 million in reserves. This adverse development was primarily as a result of setting reserves at a more realistic level than Fremont had previously carried them based on management and actuarial review and assessment of claims files after Fremont had been placed in liquidation. There can be no assurance that our workers' compensation reserves will not develop adversely in the future, particularly if medical care costs continue to inflate.

         The change in Citation's reserves during 2003 resulted from:

   CITATION INSURANCE COMPANY - CHANGE IN WORKERS' COMPENSATION LOSS AND LOSS
                           ADJUSTMENT EXPENSE RESERVES

                                                                   YEAR ENDED DECEMBER 31,
                                                                            2003
Beginning Net Reserves                                                  $ 0.0 million
Reversal of reinsurance recoverable from Fremont                          7.5
                                                                        -------------
Adjusted Beginning Net Reserves                                         $ 7.5 million
                                                                        =============
Re-estimation of Prior Year Loss Reserves                                 3.0
                                                                        --------------
Net Workers' Compensation Insurance Reserves                            $ 10.5 million
                                                                        ==============
                                                                        --------------
Re-estimation as a percentage of adjusted beginning reserves             +39.9%
                                                                        ==============

         There were no changes in key actuarial assumptions during 2003. It should be noted that such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments -- either increases or decreases -- in future years. See "Critical Accounting Policies" and "Risk Factors."

         At December 31, 2003, Citation's net workers' compensation reserves were carried at $10.5 million, approximately $254,000 below the actuary's best estimate. Approximately $3.8 million of Citation's net workers' compensation reserves (36%) were case reserves, $3.2 million represented provision for IBNR claims (30%), and the unallocated loss adjustment expense reserve was $3.5 million (34%).

         Currently, the workers' compensation claims are being handled by a third-party administrator.

                             HYPERFEED TECHNOLOGIES

         During 2003, HyperFeed continued to restructure operations, which culminated in the sale of two business units:

- in June 2003, HyperFeed sold its retail trading business, PCQuote.com, for approximately $370,000; and

- in November 2003, HyperFeed sold its consolidated market data feed service contracts for $8.5 million. HyperFeed recorded a gain on the sale of $6.6 million in 2003.

         Through these disposals, HyperFeed exited two low margin businesses, and replaced the business with revenues from providing products and services to the purchasers. In addition, the sale of the businesses will reduce HyperFeed's operating expenses, and receipt of the sale proceeds has strengthened the balance sheet.

         Now, HyperFeed is purely a developer and provider of software, ticker plant technologies, and managed services to the financial markets industry. In a November 13, 2003 press release, HyperFeed indicated that it expects to generate long-term revenues from providing products and services to customers such as the Chicago Board Options Exchange, Moneyline Telerate, and Interactive Data Corporation. The release also indicated that, following the disposals HyperFeed "expects to realize an $8.0 million annual reduction in overhead." At December 31, 2003, HyperFeed had $4.7 million in cash and cash equivalents.

         For more detail on HyperFeed's operations, financial condition, and prospects, please refer to HyperFeed's Annual Report on Form 10-K, which will be filed with the SEC on or before March 15, 2004. The contents of HyperFeed's 10-K are not incorporated into this 10-K.

CRITICAL ACCOUNTING POLICIES

         PICO's principal assets and activities comprise:

- Vidler and Nevada Land's land, water rights, and water storage operations;

- the "run off" of property and casualty insurance, workers' compensation, and medical professional liability insurance loss reserves; and

-        business acquisitions and financing.

         Following is a description of what we believe to be the critical accounting policies affecting PICO, and how we apply these policies.

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

         At December 31, 2003, the loss reserves, net of reinsurance, of our two insurance subsidiaries were:

-        Citation, $23.8 million; and

-        Physicians, $19.6 million. Physicians wrote its last policy in 1995.
         However, under current law, claims can be made until 2017 for events which allegedly occurred during the periods when we provided insurance coverage to medical professionals.

         Our medical professional liability insurance reserves are certified annually by an independent actuary, as required by Ohio insurance law. Actuarial estimates of our future claims obligations have been volatile. In 2003, there was a $6.7 million reduction after independent actuarial studies concluded that Physicians' claims reserves were greater than projected claims payments. In 2002, there was a $1 million net reduction in claims reserves, and in 2001 we reduced claims reserves by $10.6 million. There can be no assurance that our claims reserves are adequate and that there will not be reserve increases or decreases in the future.

         As required by California insurance law, Citation's loss reserves are reviewed quarterly, and certified annually, by an independent actuarial firm.

         In addition, we have to make judgments about the recoverability of reinsurance owed to us on direct claims reserves. In making this assessment, we carefully review the creditworthiness of reinsurers, as well as relying on schedules in statutory filings with state Departments of Insurance which show separate deposits held as assets for the benefit of reinsureds.

         As discussed on preceding pages in the "Insurance Operations in Run Off" section of Item 7, during 2003 we booked a reversal of reinsurance recoverable of approximately $7.5 million from Fremont Indemnity Company, as it is uncertain whether we can recover the corresponding deposit assets in the Fremont liquidation. If we cannot reach a satisfactory resolution, we plan to take legal action against the California Department of Insurance, as we believe that we have very strong arguments which could enable us to recover the deposit assets. However, for accounting purposes, due to the inherent uncertainties in attempting to recover the deposit assets in this situation, we have adopted a prudent policy, consistent with the principles of our accounting policies, and fully reserved against the reinsurance recoverable from Fremont related to the workers' compensation claims reserves.

         See "Insurance Operations In Run Off" and "Regulatory Insurance Disclosure" in Item 7.

         2. CARRYING VALUE OF LONG-LIVED ASSETS

         Our principal long-lived assets are land, water rights, and interests in water storage operations owned by Vidler, and land at Nevada Land. At December 31, 2003, the total carrying value of land, water rights, and interests in water storage assets was $112.3 million, or 33.9% of PICO's total assets.

         As required by GAAP, our long-lived assets are reviewed regularly to ensure that the estimated future undiscounted cash flows from these assets will at least recover their carrying value. Our management conducts these reviews utilizing the most recent information available; however, the review process inevitably involves the significant use of estimates and assumptions, especially the estimated market values of our real estate and water assets.

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

         If we determine that the carrying value of an asset cannot be justified by the forecast future cash flows of that asset, the carrying value of the asset is written down to fair value immediately,in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

         3. ACCOUNTING FOR INVESTMENTS AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES

         At December 31, 2003, PICO and its subsidiaries held equities with a carrying value of approximately $96.3 million. These holdings are primarily small-capitalization value stocks listed in the U.S., Switzerland, Australia, and New Zealand. Depending on the circumstances, and our judgment about the level of our involvement with the investee company, we apply one of two accounting policies.

         In the case of most holdings, we apply Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this method, the investment is carried at market value in our balance sheet, with unrealized gains or losses being included in shareholders' equity, and the only income recorded being from dividends.

         In the case of investments where we have the ability to exercise significant influence over the company we have invested in, we apply the equity method under Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

         The application of the equity method (APB No. 18) to an investment may result in a different outcome in our financial statements than market value accounting (SFAS No. 115). The most significant difference between the two policies is that, under the equity method, we include our proportionate share of the investee's earnings or losses in our statement of operations, and dividends received are used to reduce the carrying value of the investment in our balance sheet. Under market value accounting, the only income recorded is from dividends.

         The assessment of what constitutes the ability to exercise "significant influence" requires our management to make significant judgments. We look at various factors in making this determination. These include our percentage ownership of voting stock, whether or not we have representation on the investee company's Board of Directors, transactions between us and the investee, the ability to obtain timely quarterly financial information, and whether PICO management can affect the operating and financial policies of the investee company. When we conclude that we have this kind of influence, we adopt the equity method and change all of our previously reported results from the investee to show the investment as if we had applied equity accounting from the date of our first purchase. This adds volatility to our reported results.

         The use of market value accounting or the equity method can result in significantly different carrying values at specific balance sheet dates, and contributions to our statement of operations in any individual year during the course of the investment. The total impact of the investment on PICO's shareholders' equity over the entire life of the investment will be the same whichever method is adopted.

         For equity and debt securities accounted for under SFAS No. 115 which are in an unrealized loss position in local currency terms, we regularly review whether the decline in market value is other-than-temporary. In general, this review requires management to consider several factors, including specific adverse conditions affecting the investee's business and industry, the financial condition of the investee, the long-term prospects of the investee, and the extent and duration of the decline in market value of the investee. Accordingly, management has to make important assumptions regarding our intent and ability to hold the security, and our assessment of the overall worth of the security. Risks and uncertainties in our methodology for reviewing unrealized losses for other-than-temporary declines include our judgments regarding the overall worth of the issuer and its long-term prospects, and our ability to realize on our assessment of the overall worth of the business.

         In a subsequent quarterly review, if we conclude that an unrealized loss previously determined to be temporary is other-than-temporary, an impairment loss will be recorded. The other-than-temporary impairment charge will have no impact on shareholders' equity or book value per share, as the decline in market value will already have been recorded through shareholders' equity. However, there will be an impact on income before and after tax and on our reported earnings per share, due to recognition of the unrealized loss and related tax effects. When a charge for other-than-temporary impairment is recorded, our basis in the security is decreased. Consequently, if the market value of the security later recovers and we sell the security, a correspondingly greater gain will be recorded in the statement of operations.

         These accounting treatments add volatility to our statements of operations.

         4. REVENUE RECOGNITION

         We recognize revenue on the sale of land, water, and water rights based on the guidance of FASB 66. Specifically we recognize revenue when:

(a)      there is a legally binding sale contract;

(b) the profit is determinable (i.e., the collectability of the sales price is reasonably assured, or any amount that will not be collectable can be estimated);

(c) the earnings process is virtually complete (i.e., we are not obliged to perform significant activities after the sale to earn the profit, meaning we have transferred all risks and rewards to the buyer); and

(d) the buyer's initial and continuing investment are sufficient to demonstrate a commitment to pay for the property.

         If any of these conditions are not met, we use the deposit method of accounting. Under the deposit method of accounting, until the conditions to fully recognize a sale are met, payments received from the buyer are recorded as liabilities and no gain is recognized.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

SHAREHOLDERS' EQUITY

         At December 31, 2003, PICO had shareholders' equity of $229.2 million ($18.52 per share), compared to $221 million ($17.86 per share) at the end of 2002, and $207.9 million ($16.81 per share) at the end of 2001. Book value per share increased 3.7% in 2003, and 6.2% in 2002.

         The principal factors leading to the $8.2 million increase in shareholders' equity during 2003 were the net increases of $10.9 million in unrealized appreciation in investments and $570,000 in foreign currency translation. These factors were partially offset by the $3.2 million net loss and a $83,000 increase in treasury stock due to the purchase of PICO shares in deferred compensation plans for directors.

BALANCE SHEET

         Total assets at December 31, 2003 were $330.9 million, compared to $396.2 million at December 31, 2002. During 2003, total assets decreased by $65.3 million and total liabilities decreased by $76.2 million, primarily due to the sale of Sequoia during 2003. At December 31, 2002, our balance sheet included $130.6 million in assets and $93.2 million of liabilities related to Sequoia.

         The most notable change on the asset side of the balance sheet is an increase in equity securities from $47.4 million at December 31, 2002, to $96.3 million at December 31, 2003. If the equity securities held by Sequoia (which were transferred to Physicians as part of the sale of Sequoia) are included in the 2002 total, equity securities increased from $60.8 million to $96.3 million during 2003. Approximately 65% of the $35.5 million adjusted year over year increase is attributable to an increase in the market value of equity securities during 2003, and the balance is due to net additions to the stock portfolios (i.e., new purchases less sales.)

         As discussed in the preceding Insurance Operations In Run Off section of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the unpaid losses and loss adjustment expenses of continuing operations increased by $8.2 million year over year. The net increase was primarily due to the reversal of the Fremont reinsurance recoverable and adverse development in Citation's property and casualty insurance claims reserves and workers' compensation reserves, which more than offset reductions in reserves due to favorable development at Physicians and claims payments during 2003.

         At December 31, 2003, on a consolidated basis, available for sale equity securities showed a net unrealized gain of $20.1 million after tax. This total consists of approximately $20.3 million in gains, partially offset by $192,000 in losses. No individual equity security had an unrealized loss, net of tax, of more than $95,000.

NET INCOME

         PICO reported a net loss of $3.2 million, or $0.26 per diluted share in 2003, compared with net income of $5.9 million, or $0.48 per diluted share in 2002, and net income of $5.1 million, or $0.41 per diluted share, in 2001.

2003

         The net loss of $3.2 million, or $0.26 per share, consisted of:

- a $13.9 million loss before taxes and minority interest from continuing operations; and

- the deduction of $1 million in minority interest, which reflects the interest of outside shareholders in the net income of subsidiaries which are less than 100%-owned by PICO; partially offset by

-        a $1.2 million income tax benefit; and

-        income from discontinued operations of $10.5 million after tax.

         The $1.2 million tax benefit for 2003 consists of several items, which are detailed in Note 7 of Notes to the Consolidated Financial Statements, "Federal, Foreign and State Income Tax."

2002

         The $5.9 million net income reported in 2002 consisted of $3.9 million net income before a change in accounting principle, or $0.32 per share, and a change in accounting principle which increased income by $2 million after-tax, or $0.16 per share. From January 1, 2002, PICO adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually rather than amortized over time. The $2 million in net income recognized reflected the surplus of negative goodwill arising from the 1996 reverse merger of Physicians and Citation Insurance Group (now known as PICO Holdings, Inc.) over the write-off of goodwill items which were determined to be impaired. See Note 20 of Notes to Consolidated Financial Statements, "Cumulative Effect of Changes in Accounting Principle."

         The $3.9 million in net income before a change in accounting principle was comprised of:

- income of $2.7 million before taxes and minority interest from continuing operations;

-        a $2 million income tax expense;

-        the addition of $454,000 in minority interest; and

- income from discontinued operations of $2.8 million after tax and a change in accounting principle.

2001

         In 2001, PICO generated $5.1 million in net income, consisting of $6.1 million in net income before a change in accounting principle, or $0.49 per share, and a change in accounting principle which reduced income by $981,000 after-tax, or $0.08 per share. The change in accounting principle resulted from the adoption of the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This non-cash charge recognized the accumulated after-tax decline in the estimated fair value of warrants we own to buy shares in other companies (principally HyperFeed) from the date we acquired the warrants through to January 1, 2001.

    The $6.1 million in net income before a change in accounting principle was comprised of:

-        $5.8 million in income before taxes and minority interest;

-        a $2.4 million provision for income tax expense;

-        the addition of $358,000 in minority interest; and

-        income from discontinued operations of $2.3 million after-tax.

COMPREHENSIVE INCOME

         In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," PICO reports comprehensive income as well as net income from the Consolidated Statement of Operations. Comprehensive income measures changes in shareholders' equity, and includes unrealized items which are not recorded in the Consolidated Statement of Operations, for example, foreign currency translation and the change in investment gains and losses on available-for-sale securities.

         Over the past three years, PICO has recorded:

- comprehensive income of $8.2 million in 2003, primarily consisting of net increases of $10.9 million in net unrealized appreciation in investments and $570,000 in foreign currency translation, which were partially offset by the $3.2 million net loss;

- comprehensive income of $13 million in 2002, primarily consisting of the $5.9 million net income and movements of $4.5 million in net unrealized appreciation in investments and $2.6 million in foreign currency translation; and

- comprehensive income of $6.1 million in 2001, consisting of net income of $5.1 million and a movement of $1.9 million in net unrealized appreciation in investments, which were partially offset by a $955,000 reduction in foreign currency translation.

OPERATING REVENUES

                                                                             YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------------
                                                             2003                     2002                     2001
                                                          -----------              -----------              -----------
Vidler Water Company                                      $16,816,000              $13,777,000              $17,964,000
Nevada Land & Resource Company                              5,889,000                4,414,000                3,221,000
Business Acquisitions and Financing                         5,549,000                8,458,000               (3,662,000)
Insurance Operations in Run Off                             3,245,000                2,625,000                6,037,000
HyperFeed Technologies                                      1,379,000
                                                          -----------              -----------              -----------
         Total Revenues                                   $32,878,000              $29,274,000              $23,560,000
                                                          ===========              ===========              ===========

         In 2003, total revenues were $32.9 million, compared to $29.3 million in 2002, and $23.6 million in 2001. Revenues increased by $3.6 million year over year in 2003, and by $5.7 million year over year in 2002.

         Total expenses in 2003 were $46.2 million, compared to $24.4 million in 2002, and $16.2 million in 2001. The largest expense item in each of the past three years was the cost of land and water rights sold -- $12.6 million in 2003, compared to $9.7 million in 2002, and $7.6 million in 2001. As detailed in the following individual segment analyses, the increase in expenses in 2003 from 2002 is primarily attributable to the reserve increases at Citation, the adoption of the PICO Holdings, Inc. 2003 SAR Program, and the consolidation of HyperFeed.

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST

                                                                YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                          2003            2002           2001
                                                      ------------    ------------    ------------
Vidler Water Company                                  $   (543,000)   $   (897,000)   $  4,989,000
Nevada Land & Resource Company                           2,004,000         484,000         131,000
Business Acquisitions and Financing                     (8,112,000)     (1,181,000)    (15,288,000)
Insurance Operations in Run Off                         (2,902,000)      4,300,000      15,996,000
HyperFeed Technologies                                  (4,340,000)
                                                      ------------    ------------    ------------
   Income (Loss) Before Taxes and Minority Interest   $(13,893,000)   $  2,706,000    $  5,828,000
                                                      ============    ============    ============

         The principal items in the $13.9 million loss before taxes and minority interest in 2003 were:

- Vidler incurred a $543,000 loss on $16.8 million in revenues. Vidler closed on two significant sales of land and related assets in Nevada, which generated $14.8 million in revenues and $4.6 million in gross margin. The gross margin on these land sales was more than offset by Vidler's on-going operating expenses and the costs of developing water assets which will not be monetized until future years;

- income of $2 million from Nevada Land on revenues of $5.9 million, which included $4.4 million from the sale of land and water rights;

- an $8.1 million loss from Business Acquisitions and Financing. This primarily represented $1.7 million in gains on the sale of two stocks, which was more than offset by segment expenses, including a $6 million charge from the PICO Holdings, Inc. SAR Program, which replaced the previous option programs;

- a $2.9 million loss from Insurance Operations in Run Off, consisting of an $7.3 million profit from Physicians and a $10.2 million loss from Citation; and

-        a $4.3 million loss from the continuing operations of HyperFeed.

                           VIDLER WATER COMPANY, INC.

                                                                    YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                              2003            2002            2001
                                                          ------------    ------------    ------------
REVENUES:
Sale of Land, Water Rights, & Water                       $ 15,360,000    $ 12,118,000    $  9,487,000
Gain on Sale of Semitropic Water Storage interests                                           5,701,000
Lease of Agricultural Land                                     703,000         690,000         795,000
Other                                                          753,000         969,000       1,981,000
                                                          ------------    ------------    ------------
Segment Total Revenues                                    $ 16,816,000    $ 13,777,000    $ 17,964,000
                                                          ============    ============    ============

EXPENSES:
Cost of Land, Water Rights, & Water Sold                   (10,681,000)     (8,465,000)     (6,796,000)
Commission and Other Cost of Sales                            (601,000)       (515,000)       (553,000)
Depreciation & Amortization                                 (1,020,000)       (953,000)     (1,285,000)
Interest                                                      (431,000)       (496,000)       (646,000)
Operations, Maintenance & Other                             (4,626,000)     (4,245,000)     (3,695,000)
                                                          ------------    ------------    ------------
Segment Total Expenses                                    $(17,359,000)   $(14,674,000)   $(12,975,000)
                                                          ============    ============    ============

                                                          ------------    ------------    ------------
INCOME (LOSS) BEFORE TAX                                  $   (543,000)   $   (897,000)   $  4,989,000
                                                          ============    ============    ============

         Since we entered the water resource business, the water rights and water storage operations acquired by Vidler have been development-stage assets, which were not ready for immediate commercial use. Although Vidler began to generate significant revenues from the sale of water rights in 2001, the segment is still incurring costs related to long-lived assets which will not generate revenues until future years, e.g., operating, maintenance, and amortization expenses at storage facilities which are not yet storing water for customers.

         Vidler generated total revenues of $16.8 million in 2003, compared to $13.8 million in 2002, and $18 million in 2001.

         In 2003, Vidler generated $15.4 million in revenues from the sale of water rights and land. This primarily represented two transactions, which generated $14.8 million in revenues:

- the sale of approximately 6,500 acres of land and the related water rights near West Wendover, Nevada. This transaction added $12 million to revenues and $4.1 million to gross margin; and

- the sale of approximately 37,500 acres of land and the related water rights at Big Springs Ranch in Elko County, Nevada. This transaction added $2.8 million to revenues and $505,000 to gross margin.

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

         In 2001, Vidler's results were dominated by three transactions, which generated $15.1 million in revenues:

- the sale of 6,496.5 acre-feet of transferable ground water and 2,589 acres of land in Arizona's Harquahala Valley Irrigation District to a unit of Allegheny Energy, Inc. This transaction added $9.4 million to revenues and $2.3 million to gross margin;

- the sale of 29.7% of Vidler's original interest in the Semitropic Water Banking and Exchange Program (i.e., approximately 55,000 acre-feet of storage capacity, out of the original 185,000 acre-feet) for $3.3 million. This transaction added $1.6 million to revenues and to gross margin; and

- another sale of 54.1% of Vidler's original interest in the Semitropic Water Banking and Exchange Program (i.e., approximately 100,000 acre-feet of storage capacity) for $6.9 million. This transaction added $4.1 million to revenues and to gross margin.

         Other Revenues include lease income from water rights in Colorado, interest, and various revenues from properties farmed by Vidler (e.g., sales of hay and cattle). In 2001, Other Revenues included a $600,000 gain from granting an easement to El Paso Natural Gas Company in the Harquahala Valley.

         Total segment expenses, including the cost of water rights and other assets sold, increased from $13 million in 2001, to $14.7 million in 2002, and $17.4 million in 2003. However, excluding the cost of water rights and other assets sold and related selling costs, segment operating expenses were $5.6 million in 2001, $5.7 million in 2002, and $6.1 million in 2003.

         In 2003, segment operating expenses were $383,000 higher than in 2002, principally due to a $381,000 increase in operations, maintenance, and other expenses.

         In 2002, segment operating expenses were $68,000 higher than in 2001. Decreases of $150,000 in interest expense and $332,000 in depreciation and amortization charges were offset by a $550,000 increase in operations, maintenance, and other expenses.

         Vidler recorded a segment loss of $543,000 in 2003, compared to a segment loss of $897,000 in 2002, and segment income of $5 million in 2001.

         The 2003 segment loss was $354,000 less than in 2002. The narrower loss resulted from a $940,000 increase in the gross margin from the sale of land and water rights, which was partially offset by a $203,000 decrease in other revenues and a $383,000 increase in all other expenses.

         The segment result decreased $5.9 million from 2001 to 2002, primarily due to the $5.7 million in gains from the sale of interests in Semitropic recorded in 2001, which did not recur in 2002.

                       NEVADA LAND & RESOURCE COMPANY, LLC

                                               YEAR ENDED DECEMBER 31,
                                     -----------------------------------------
                                         2003           2002          2001
                                     -----------    -----------    -----------
REVENUES:
Sale of Land                         $ 4,141,000    $ 2,843,000    $ 1,918,000
Sale of Water Rights                     250,000        270,000
Lease and Royalty                        695,000        721,000        707,000
Interest and Other                       803,000        580,000        596,000
                                     -----------    -----------    -----------
Segment Total Revenues               $ 5,889,000    $ 4,414,000    $ 3,221,000
                                     ===========    ===========    ===========

EXPENSES:
Cost of Land and Water Rights Sold    (1,968,000)    (1,275,000)      (772,000)
Operating Expenses                    (1,917,000)    (2,655,000)    (2,318,000)
                                     -----------    -----------    -----------
Segment Total Expenses               $(3,885,000)   $(3,930,000)   $(3,090,000)
                                     ===========    ===========    ===========

                                     -----------    -----------    -----------
INCOME BEFORE TAX                    $ 2,004,000    $   484,000    $   131,000
                                     ===========    ===========    ===========

         Nevada Land generated revenues of $5.9 million in 2003, compared to $4.4 million in 2002, and $3.2 million in 2001.

         In each of the past 3 years, land sales have been the largest contributor to revenues in this segment. The timing of land sales is unpredictable, and historically the level of land sales has fluctuated from year to year. In 2003, Nevada Land recorded revenues of $4.1 million from the sale of 75,131 acres of land. In 2002, Nevada Land generated revenues of $2.8 million from the sale of 28,451 acres of land, compared to $1.9 million in revenues from the sale of 15,632 acres of land in 2001. In some years, including 2002 and 2003, Nevada Land also generates revenues from the sale of water rights.

         Lease and royalty income amounted to $695,000 in 2003, compared to $721,000 in 2002, and $707,000 in 2001. Most of this revenue comes from land leases, principally for grazing, agricultural, communications, and easements.

         Interest and other revenues contributed $803,000 in 2003, compared to $580,000 in 2002, and $596,000 in 2001.

         After deducting the cost of land sold, the gross margin on land sales was $2.2 million in 2003, $1.7 million in 2002, and $1.1 million in 2001. This represented a gross margin percentage of 54.3% in 2003, 59.6% in 2002, and 59.8% in 2001.

         Segment operating expenses were $1.9 million in 2003, $2.7 million in 2002, and $2.3 million in 2001. Segment operating expenses returned to more typical levels in 2003, after being unusually high in 2002 due to approximately $900,000 in legal and related expenses related to land development issues.

         Nevada Land recorded income of $2 million in 2003, compared to $484,000 in 2002 and $131,000 in 2001.

         The $1.5 million increase in segment income from 2002 to 2003 is principally attributable to a $553,000 increase in gross margin on land sales year over year, and the unusually high expenses of approximately $900,000 in 2002, which did not recur in 2003. Segment income increased $353,000 from 2001 to 2002, primarily due to a $548,000 increase in gross margin on land sales year over year.

                       BUSINESS ACQUISITIONS AND FINANCING

                                                                      YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                              2003             2002           2001
                                                           ------------    ------------    ------------
BUSINESS ACQUISITIONS & FINANCING REVENUES (CHARGES):
Realized Gains (Losses):
           On Sale or Impairment of Holdings               $  1,707,000    $  3,419,000    $ (3,531,000)
           SFAS No. 133 Change In Warrants                      461,000         402,000      (2,453,000)
Investment Income                                             2,092,000       2,512,000       1,856,000
Other                                                         1,289,000       2,125,000         466,000
                                                           ------------    ------------    ------------
Segment Total Revenues (Charges)                           $  5,549,000    $  8,458,000    $ (3,662,000)
                                                           ============    ============    ============

SEGMENT TOTAL EXPENSES                                      (13,096,000)     (7,431,000)    (10,097,000)
                                                           ------------    ------------    ------------
INCOME (LOSS) BEFORE INVESTEES' INCOME ( LOSS)             $ (7,547,000)   $  1,027,000    $(13,759,000)

Equity Share of Investees' Net (Loss)                          (565,000)     (2,208,000)     (1,529,000)
                                                           ------------    ------------    ------------
(LOSS) BEFORE TAXES                                        $ (8,112,000)   $ (1,181,000)   $(15,288,000)
                                                           ============    ============    ============

         The Business Acquisitions and Financing segment recorded revenues of $5.5 million in 2003, compared to $8.5 million in 2002, and negative $3.7 million in 2001. Revenues in this segment vary considerably from year to year, primarily due to fluctuations in net realized gains or losses on the sale or impairment of holdings. We do not sell holdings on a regular basis. A holding may be sold if the price of a security has significantly exceeded our target, or if there have been changes which we believe limit further appreciation potential on a risk-adjusted basis. Consequently, the amount of net realized gains or losses recognized during any accounting period has no predictive value. In addition, in this segment various income items relate to investments held during that period, and since investments change over time, comparability from year to year is limited.

         In 2003, a net realized gain of $2.2 million was recorded. This primarily represented $1.7 million in realized gains on the sale of two unrelated foreign stocks. In addition, as explained in the following paragraphs, a $1.1 million realized gain on the sale of most of our holding in MC Shipping, Inc. was offset by $1.1 million in charges for other-than-temporary impairment of our holdings in Accu Holding AG and SIHL during 2003. Finally, Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities" income was $461,000, primarily representing an increase in the estimated fair value of HyperFeed warrants.

         We regularly review any securities in which we have an unrealized loss. If we determine that the decline in market value is other-than-temporary, under GAAP we record a charge to reduce the basis of the security from its original cost to current carrying value, which is usually the market price at the balance sheet date when the provision is recorded. The determination is based on various factors, including the extent and the duration of the unrealized loss. A charge for other-than-temporary impairment is a non-cash charge, which is recorded as a realized loss.

         It should be noted that:

- charges for other-than-temporary impairments do not affect book value per share, as the after-tax decline in the market value of investments carried under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," is already reflected in shareholders equity in our balance sheet; and

- the carrying (book) value of the holding does not change. The impairment simply reclassifies the decline from an unrealized decrease in shareholders' equity to a realized loss in the Statement of Operations.

The written-down value becomes our new basis in the investment. In future accounting periods, unrealized gains or losses from that level will be recorded in shareholders' equity, and when the investment is sold a realized gain or loss from that level will be recorded in the statement of operations.

         During 2003, we sold the majority of our holding in MC Shipping, Inc. Although this resulted in a $1.1 million realized gain under GAAP, the gain only recovered part of a charge for other-than-temporary impairment of this holding recorded in 1998. The gain on MC Shipping was offset by charges of $1.1 million for other-than-temporary impairment of our holdings in Accu Holding and SIHL, which reflected a decline in the market value of those securities during 2003.

         In 2002, a net realized gain of $3.4 million was recognized. This principally consisted of:

- a $7.8 million gain on the sale of our common shares in AOG; which was partially offset by

- a $1.6 million charge for other-than-temporary impairment of our investment in SIHL;

- a $2.2 million charge for other-than-temporary impairment of our investment in Accu Holding;

- a $312,000 charge for other-than-temporary impairment of our investment in Solpower Corporation.

In addition, income of $402,000 was recorded under SFAS No. 133, primarily consisting of income of $900,000 from AOG options, which was partially offset by a $410,000 reduction in the estimated fair value of HyperFeed warrants.

         In 2001, a $6 million net realized investment loss was recorded. This consisted of charges of $3 million for other-than-temporary impairment of our holdings in SIHL and Solpower, a $2.5 million loss under SFAS No. 133 reflecting a decrease in the value of warrants during 2001, and a $500,000 write-off of the remaining carrying value of the loan to MKG Enterprises. In addition, although this did not affect the segment, a cumulative effect of a change in accounting principle reduced income by $981,000 to reflect the after-tax decline in the estimated fair value of warrants during the period from the acquisition of the various warrants through to December 31, 2000.

         In this segment, investment income includes interest on cash and short-term fixed-income securities, and dividends from partially owned businesses. Investment income totaled $2.1 million in 2003, $2.5 million in 2002, and $1.9 million in 2001. Investment income fluctuates depending on the level of cash and temporary investments, the level of interest rates, and the dividends paid by partially owned businesses.

         PICO's equity share of investees' income (loss) represents our proportionate share of the net income (loss) and other events affecting equity in the investments which we carry under the equity method, less any dividends received from those investments. Our equity share of investees' losses, principally HyperFeed, was $565,000 in 2003, $2.2 million in 2002, and $1.5 million in 2001.

         Segment expenses were $13.1 million in 2003, $7.4 million in 2002, and $10.1 million in 2001. The principal expenses recognized in this segment are PICO's corporate overhead, the U.S. dollar change in value of a Swiss franc inter-company loan, and operating expenses from SISCOM.

         The Business Acquisitions And Financing segment produced pre-tax losses of $8.1 million in 2003, $1.2 million in 2002, and $15.3 million in 2001.

         In 2003, the segment loss consists of the $2.2 million net realized investment gains, investment income of $2.1 million, and other revenues of $1.3 million, which were more than offset by the $565,000 equity share of investees' losses and segment expenses of $13.1 million. Segment expenses include $6 million related to the PICO Holdings, Inc. 2003 Stock Appreciation Rights ("SAR") Program, the accrual of $1.3 million in incentive compensation, other parent company overhead of $6.6 million, and $1.5 million in

SISCOM expenses. Segment expenses were reduced by a $2.3 million resulting from the effect of appreciation in the Swiss Franc on an inter-company loan during 2003.

         During 2003, the Company's shareholders approved the PICO Holdings, Inc. 2003 SAR program, which replaced the stock option and call option programs previously in place. The change in the "in the money" amount (i.e., the difference between the market value of PICO stock and the exercise price of the
SAR) of SAR outstanding during each accounting period is recorded through the consolidated statements of operations. An increase in the "in the money" amount of SAR (i.e., if the price of PICO stock rises during the accounting period) is recorded as an expense, and a decrease in the "in the money" amount of SAR (if the price of PICO stock declines) will be recorded as a reduction in expenses. See "Equity Compensation Plan Information" in Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters."

         For 2003, a total expense of $6 million before taxes for SAR was recorded. This consists of a $3.5 million charge on the initial adoption of the SAR program on July 17, 2003, and a $2.5 million expense to record the increase in the "in the money" amount of SAR during the period from July 17, 2003 through the end of 2003.

         Our interests in Swiss public companies are held by Global Equity SA, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity SA's funding comes from a loan from PICO, which is denominated in Swiss Francs. During accounting periods when the Swiss Franc appreciates relative to the US dollar -- such as 2002 and 2003 -- under GAAP we are required to record a benefit through the statement of operations to reflect the fact that Global Equity SA owes PICO more US dollars. In Global Equity SA's financial statements, an equivalent debit is included in the foreign currency translation component of shareholders' equity (since it owes PICO more dollars); however, this does not go through the statement of operations. During accounting periods when the Swiss Franc depreciates relative to the US dollar, opposite entries are made and an expense is recorded in the statement of operations. Accordingly, we were required to record a benefit of $2.3 million in our statement of operations in 2003, even though there was no net impact on shareholders' equity.

         In 2002, the segment loss consists of the $3.8 million in net realized investment gains, investment income of $2.5 million and other revenues of $2.1 million, which were more than offset by the $2.2 million equity share of investees' losses and segment expenses of $7.4 million. Segment expenses include the accrual of $2 million in incentive compensation, other parent company overhead of $4.6 million, and SISCOM expenses of $1.4 million. Segment expenses were reduced by a $2.7 million benefit resulting from the effect of appreciation in the Swiss Franc on an inter-company loan during 2002.

         The 2001 segment loss includes investment income and other revenues totaling $2.3 million, which were more than offset by the $3 million in provisions for other-than-temporary impairment in investments, the $2.5 million SFAS No. 133 loss, the $500,000 MKG realized loss, the $1.5 million equity share of investees' losses, and segment expenses of $10.1 million. Segment expenses include parent company overhead of $4.8 million, SISCOM expenses of $1.7 million, and a $270,000 expense related to the Swiss Franc loan to Global Equity SA discussed in a previous paragraph. In 2001, segment expenses also included a $2.3 million provision against loans to Dominion Capital Pty. Ltd. See Item 3, "Legal Proceedings."

                         INSURANCE OPERATIONS IN RUN OFF

                                                                      YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                               2003            2002            2001
                                                           ------------    ------------    ------------
REVENUES (CHARGES):
Net Investment Income                                      $  2,680,000    $  2,269,000    $  3,363,000
Realized Gains On Sale or Impairment of Investments             562,000         387,000       1,112,000
Earned Premiums                                                                 (42,000)        980,000
Other                                                             3,000          11,000         582,000
                                                           ------------    ------------    ------------
Segment Total Revenues                                     $  3,245,000    $  2,625,000    $  6,037,000
                                                           ============    ============    ============

EXPENSES:
Underwriting (Expenses) / Recoveries                         (6,147,000)      1,675,000       9,959,000
                                                           ------------    ------------    ------------
Segment Total Expenses                                     $ (6,147,000)   $  1,675,000    $  9,959,000
                                                           ============    ============    ============

INCOME (LOSS) BEFORE TAXES:
Physicians Insurance Company of Ohio                       $  7,314,000    $  2,120,000    $ 13,133,000
Citation Insurance Company                                  (10,216,000)      2,180,000       2,863,000
                                                           ------------    ------------    ------------
Income (Loss) Before Taxes                                 $ (2,902,000)   $  4,300,000    $ 15,996,000
                                                           ============    ============    ============

         Once an insurance company has gone into run off and the last of its policies has expired, typically most revenues will come from investment income. However, even when an insurance company is in "run off," earned premium can arise. For example, with "swing rated" reinsurance, the reinsurance premiums we pay are recalculated based on actual loss experience (i.e., the number and size of claims). Under GAAP, if we are required to pay for additional reinsurance this is recorded as a reduction in the earned premium line, while a reduction in the amount of reinsurance we need to pay is recorded as an increase in earned premiums.

         Although "run off" insurance companies no longer write policies, earned premiums can still arise, for example from policies which were still in force when the company went into "run off,", or related to reinsurance. Our insurance companies have purchased reinsurance from specialized insurance companies to limit our potential losses on the insurance coverage we have provided to our policyholders. There are various types of reinsurance contracts, including "swing rated" contracts, where the premium we pay is adjusted retroactively based on the actual loss experience on the block of business which was reinsured. Under GAAP, if we need to pay for additional reinsurance this is recorded as a reduction in earned premiums, and if reinsurance premiums are returned to us, this is recorded as an increase in earned premiums.

         The financial results of insurance companies in run off can be volatile if there is favorable or unfavorable development in the loss reserves. Physicians recorded significant income from favorable reserve development in 2001 and 2003; however, Citation recorded a significant loss in 2003, principally due to the reversal of the $7.5 million Fremont reinsurance recoverable and $3.9 million in reserve increases in the property and casualty insurance and workers' compensation loss reserves. See the Citation section of the "Company Summary, Recent Developments, and Future Outlook" portion of Item 7.

         The Insurance Operations in Run Off segment incurred a $2.9 million loss in 2003, consisting of a $7.3 million profit from Physicians, which was more than offset by a $10.2 million loss from Citation. In 2002, the segment generated income of $4.3 million, consisting of $2.1 million from Physicians and $2.2 million from Citation. In 2001, segment income was $16 million, consisting of income of $13.1 million from Physicians, and $2.9 million from Citation.

PHYSICIANS INSURANCE COMPANY OF OHIO

                                                                       YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                               2003            2002            2001
                                                           ------------    ------------    ------------
MPL REVENUES:
Net Investment Income                                      $  1,353,000    $    679,000    $  1,097,000
Net Realized Investment Gain (Loss)                              84,000          (4,000)        750,000
Earned Premium                                                                  382,000         755,000
                                                           ------------    ------------    ------------
Segment Total Revenues                                     $  1,437,000    $  1,057,000    $  2,602,000
                                                           ============    ============    ============

                                                           ------------    ------------    ------------
MPL UNDERWRITING RECOVERIES (EXPENSES)                     $  5,877,000    $  1,063,000      10,531,000
                                                           ============    ============    ============

                                                           ------------    ------------    ------------
INCOME BEFORE TAXES                                        $  7,314,000    $  2,120,000    $ 13,133,000
                                                           ============    ============    ============

         Physicians' total revenues were $1.4 million in 2003, compared to $1.1 million in 2002 and $2.6 million in 2001.

         Investment income was $1.4 million in 2003, compared to $679,000 in 2002 and $1.1 million in 2001. Investment income varies from year to year, depending on the amount of fixed-income securities held in the portfolio and the prevailing level of interest rates. Investment income was higher in 2003 than in the two previous years due to the expansion of Physicians' investment portfolio following the receipt of the proceeds from selling Sequoia.

         The $750,000 net realized investment gain recorded in 2001 was primarily due to a $731,000 gain on the redemption of all units held in the Rydex URSA mutual fund.

         Physicians recorded earned premiums of $382,000 in 2002 and $755,000 in 2001, representing a reduction in the amount of reinsurance that we need to pay on "swing rated" contracts. The reduced reinsurance requirement resulted from the reduction in IBNR reserves.

         In 2003, Physicians recorded a $5.9 million underwriting recovery. The $6.7 million net reduction in reserves more than offset regular loss and loss adjustment expense and operating expenses of $876,000 for the year. The changes in reserves are more fully explained in the Physicians section of the "Company Summary, Recent Developments, and Future Outlook" portion of Item 7.

         In 2002, Physicians recorded a $1.1 million underwriting recovery. The $1 million net reduction in reserves and a $439,000 benefit related to reinsurance more than offset regular loss and loss adjustment expense and operating expenses of $395,000 for the year.

         In 2001, the segment reported a $10.5 million underwriting recovery, primarily due to a $10.6 million reduction in reserves which was partially offset by on-going operating expenses.

CITATION INSURANCE COMPANY

                                                                     YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                               2003            2002           2001
                                                           ------------    ------------    ------------
REVENUES:
Net Investment Income                                      $  1,327,000    $  1,590,000    $  2,266,000
Realized Investment Gains                                       478,000         391,000         362,000
Earned Premiums                                                                (424,000)        225,000
Negative Goodwill                                                                               568,000
Other                                                             3,000          11,000          14,000
                                                           ------------    ------------    ------------
Segment Total Revenues                                     $  1,808,000    $  1,568,000    $  3,435,000
                                                           ============    ============    ============

EXPENSES:
                                                           ------------    ------------    ------------
Underwriting (Expenses) / Recoveries                       $(12,024,000)   $    612,000    $   (572,000)
                                                           ============    ============    ============

                                                           ------------    ------------    ------------
INCOME (LOSS) BEFORE TAXES                                 $(10,216,000)   $  2,179,000    $  2,863,000
                                                           ============    ============    ============

         In 2003, Citation generated total revenues of $1.8 million, primarily consisting of $1.3 million in investment income and net realized investment gains of $478,000. Underwriting expenses totaled $12 million, including the $7.5 million reversal of the reinsurance recoverable from Fremont related to the workers' compensation book of business. Underwriting expenses also included increases in reserves of $3 million in workers' compensation, and $847,000 in property and casualty insurance, due to unfavorable development. As a result of these factors, Citation incurred a loss of $10.2 million before taxes for 2003.

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

         The $12.4 million year over year deterioration in Citation's pre-tax result was primarily due to the reinsurance reversal and reserve increases recorded in 2003.

         From 2001 to 2002, Citation's pre-tax profit declined by $683,000. A $1.2 million year over year improvement in underwriting performance was more than offset by a $676,000 decrease in investment income, a $649,000 decrease in earned premium, and the absence in 2002 of negative goodwill which added $568,000 to income in 2001.

         Since Citation is in "run off," its Combined Ratio is no longer meaningful.

                             HYPERFEED TECHNOLOGIES

                                                                      YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                                2003          2002            2001
                                                           ------------    ------------    ------------
REVENUES:
Service                                                    $  1,363,000
Investment Income                                                16,000
                                                           ------------    ------------    ------------
Segment Total Revenues                                     $  1,379,000
                                                           ============    ============    ============

EXPENSES:
Cost of Service                                              (1,031,000)
Depreciation and Amortization                                  (592,000)
Other                                                        (4,096,000)
                                                           ------------    ------------    ------------
Segment Total Expenses                                     $ (5,719,000)
                                                           ============    ============    ============

                                                           ------------    ------------    ------------
SEGMENT LOSS BEFORE TAXES                                  $ (4,340,000)
                                                           ============    ============    ============

         During the period from May 15, 2003 (commencement of consolidation) to December 31, 2003 , HyperFeed generated $1.4 million in revenues. Service revenues were $1.4 million and the costs of service were $1 million, resulting in gross margin of $332,000. After the deduction of $4.6 million in other operating expenses, HyperFeed generated a loss before taxes of $4.3 million.

         For more detail, please refer to HyperFeed's Annual Report on Form 10-K, which will be filed with the SEC on or before March 15, 2004. The contents of HyperFeed's 10-K are not incorporated into this 10-K.

DISCONTINUED OPERATIONS

                            SEQUOIA INSURANCE COMPANY

                                                                        YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                               2003            2002            2001
                                                           ------------    ------------    ------------
Revenues                                                   $ 16,433,000    $ 52,439,000    $ 47,913,000
Expenses                                                    (12,759,000)    (47,861,000)    (44,599,000)
                                                           ------------    ------------    ------------
Income Before Taxes                                        $  3,674,000    $  4,578,000    $  3,314,000
Income Taxes                                                 (1,285,000)     (1,545,000)       (997,000)
Cumulative Effect of Change in Accounting Principle, net                       (199,000)
                                                           ------------    ------------    ------------
NET INCOME                                                 $  2,389,000     $ 2,834,000    $  2,317,000
                                                           ============    ============    ============

         In the first three months of 2003 prior to its sale, Sequoia Insurance Company generated income of $2.4 million after-tax, which is included in the "Income from discontinued operations, net of tax" line in the Consolidated Statement of Operations for 2003.

         In 2002, Sequoia generated income of $2.8 million after-tax, compared to income of $2.3 million after-tax in 2001.

         PICO also recorded a $443,000 after-tax gain from the sale of Sequoia in 2003, which forms part of the "Gain on disposal of discontinued operations, net" line in the Consolidated Statement of Operations for 2003.

                      DISCONTINUED OPERATIONS OF HYPERFEED

                                                                       YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                               2003           2002             2001
                                                           ------------    ------------    ------------
Income Before Taxes                                        $    659,000
Gain on Sale of Discontinued Operations Before Taxes          7,008,000
                                                           ------------    ------------    ------------
Income & Gain Before Taxes                                 $  7,667,000
Income Taxes
                                                           ------------    ------------    ------------
NET INCOME                                                 $  7,667,000
                                                           ============    ============    ============

         During the period from May 15, 2003 until their sale, the discontinued operations of HyperFeed generated income of $659,000 after-tax, which is included in the "Income from discontinued operations, net of tax" line in the Consolidated Statement of Operations for 2003.

         HyperFeed also recorded a $7 million after-tax gain from the sale of the discontinued operations in 2003, which forms part of the "Gain on disposal of discontinued operations, net" line in the Consolidated Statement of Operations for 2003.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

CASH FLOW

         PICO's assets primarily consist of our operating subsidiaries, holdings in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $24.3 million in cash and cash equivalents at December 31, 2003, compared to $22.1 million at December 31, 2002.

         In addition to the $24.3 million in consolidated cash and cash equivalents as defined by GAAP, at December 31, 2003, the parent company held fixed-income securities, mostly investment-grade corporate bonds maturing in 2004, with a market value of $8.8 million.

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

         In broad terms, the cash flow profile of our principal operating subsidiaries is:

- As commercial use of Vidler's water assets increases, we expect that Vidler will generate free cash flow as receipts from leasing water or storage capacity, and the proceeds from selling land and water rights, begin to overtake maintenance capital expenditure, financing costs, and operating expenses. As water lease and storage contracts are signed, we anticipate that Vidler may be able to monetize some of the contractual revenue streams, which could potentially provide another source of funds;

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

- At this stage of its "run off", investment income more than covers Citation's operating expenses. The funds required to pay claims are coming from the sale or maturity of fixed-income investments in the Citation's investment portfolio, and recoveries from reinsurance companies;

- As its "run off" progresses, Physicians is obtaining funds to pay operating expenses and claims from the maturity of fixed-income securities, the realization of investments, and recoveries from reinsurance companies; and

- HyperFeed finances its operations from its own cash and cash equivalent balances on a stand-alone basis. At December 31, 2003, HyperFeed held approximately $4.7 million in cash and cash equivalents.

         The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, and set guidelines for insurance company investments. Typically, PICO's insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments. When interest rates are at very low levels, to insulate the capital value of the bond portfolios against a decline in value which could be brought on by a future increase in interest rates, the bond portfolios may have a shorter duration than the projected pattern of claims payments. It is possible that fixed-income and equity securities may occasionally need to be sold at unfavorable times when the bond market, the stock market, or prices of individual securities are depressed.

         As shown in the Consolidated Statements of Cash Flow, there was a $2.2 million net increase in cash and cash equivalents in 2003, compared to a $5.7 million net increase in 2002, and a $1.8 million net increase in 2001.

         During 2003, Operating Activities used cash of $426,000, compared to $10.8 million generated in 2002, and $4.1 million used in 2001.

         The most significant cash inflows from operating activities were:

- in 2003, approximately $4 million in proceeds of land and related assets sold by Nevada Land, and $5.5 million from two significant sales of land and related assets by Vidler. In addition, part of the price of land sold by Vidler was satisfied by a $9.3 million collateralized note, which Vidler expects to receive in cash in 2004;

- in 2002, approximately $12.1 million in proceeds from water rights and land sold by Vidler and $8.5 million in cash generated by discontinued operations (Sequoia); and

- in 2001, $9.4 million in total receipts from Vidler's sale of water rights and land in the Harquahala Valley Irrigation District.

In all three years, the principal uses of cash were operating expenses at Vidler and Nevada Land, claims payments by Physicians and Citation, and overhead expenses in the Business and Acquisitions and Financing segment.

         Investing Activities generated cash of $5.0 million in 2003. The cash inflow in 2003 primarily resulted from cash received of $25.1 million from the sale of Sequoia (gross proceeds of approximately $43 million, less the $17.9 million dividend of common stocks and debt securities received). The remaining 2003 cash flow items principally reflect the net investment of $6.3 million in fixed-income securities and $10.9 million in marketable equity securities, and the payment of $1.2 million in cash to acquire additional shares of HyperFeed. The net investment in fixed-income securities represents routine activity in the investment portfolios of our insurance companies, and the temporary investment of surplus funds in fixed-income securities. The investment in marketable equity securities principally represents the net investment of $6.9 million of common stocks by the insurance companies, and the net investment of $2.6 million in common stocks by the parent company and Global Equity SA.

         In 2002, Investing Activities used cash of $1.1 million. This primarily represented the sale of our holding in AOG for $21.1 million and the subsequent reinvestment of the proceeds in marketable fixed-income and equity securities, and regular activity in the investment portfolios of our insurance companies.

         In 2001, Investing Activities generated cash of $7.2 million. The most significant cash inflow was $10.2 million from the sale of part of our interest in Semitropic. Significant cash outflows included the investment of approximately $4 million in SIHL and AOG common stock. Most of the remaining Investing Activities cash flow represents activity in the investment portfolios of our insurance companies, and the temporary investment of surplus funds in fixed-income securities.

         Financing Activities used $617,000 of cash in 2003, primarily due to the repayment of $534,000 in non-recourse borrowings collateralized by farm properties owned by Vidler. In addition, during 2003 Global Equity S.A. repaid borrowings to a Swiss bank of $9.1 million (CHF 12.1 million) and took out new borrowings of an equivalent amount with another Swiss bank.

         In 2002, Financing Activities used $1.4 million of cash, primarily due to the repayment of $1.1 million in non-recourse borrowings collateralized by the farm properties in the Harquahala Valley Irrigation District by Vidler, and a net reduction of $586,000 in Swiss Franc borrowings.

         Financing Activities used $1.8 million of cash in 2001. Vidler paid off approximately $2.9 million in non-recourse borrowings collateralized by the farm properties in the Harquahala Valley Irrigation District which it sold during the year. Global Equity S.A. took on an additional $1.9 million of Swiss Franc-denominated borrowings to help finance the acquisition of investments in Swiss public companies.

         We believe that our cash and cash equivalent balances and short-term investments will be sufficient to satisfy cash requirements for at least the next twelve months. Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our net revenues or results of operations.

         At December 31, 2003, PICO had no significant commitments for future capital expenditures.

SHARE REPURCHASE PROGRAM

         In October 2002, PICO's Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

         As of December 31, 2003, no stock had been repurchased under this authorization.

COMMITMENTS AND SUPPLEMENTARY DISCLOSURES

1.       AT DECEMBER 31, 2003:

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

         Global Equity S.A. has agreed to support a capital raising by Accu Holding AG, which we expect to occur in 2004 (see the Business Acquisitions and Financing segment in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Swiss franc funds of CHF 2.3 million (US$
1.9 million), equivalent to our maximum commitment, are held in a separate bank account.

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

AGGREGATE CONTRACTUAL OBLIGATIONS:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2003.


                                                            PAYMENTS DUE BY PERIOD
                                    -------------------------------------------------------------------------------
Contractual Obligations             Less than 1 year     1 -3 years    3 -5 years    More than 5 years     Total
-------------------------------------------------------------------------------------------------------------------
Bank borrowings                                        $   10,079,021                                   $10,079,021
Other borrowings                    $      1,353,442        1,085,853  $    802,731    $    1,923,368     5,165,394
Other obligations                          1,854,540                                                      1,854,540
Capital leases                                58,932           73,293                                       132,225
Operating leases                             919,823        1,427,332       727,744         3,111,000     6,185,899
                                    ----------------   --------------  ------------  -----------------  -----------
   Total                            $      4,186,737   $   12,665,499  $  1,530,475    $    5,034,368   $23,417,079
                                    ================   ==============  ============  =================  ===========

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

         In April 2003, the FASB approved Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated, and for hedging relationships designated after June 30, 2003. In addition, except as stated, all provisions of this Statement should be applied prospectively. SFAS 149 amends Statement 133 for certain decisions made as part of the Derivatives Implementation Group (DIG) process. For those amendments that relate to Statement 133 implementation guidance, the specific Statement 133 Implementation Issue necessitating the amendment is identified. If the amendment relates to a cleared issue, the clearance date also is noted. This Statement also amends Statement 133 to incorporate clarifications of the definition of a derivative. This Statement contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements," and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities," No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," No. 95, "Statement of Cash Flows," and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities." The Company adoption of this statement did not have a material effect on the Company's results of operations and financial position.

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

         Several years or more may elapse between the occurrence of an insured medical professional liability insurance or casualty loss or workers' compensation claim, the reporting of the loss and the final payment of the loss. Loss reserves are estimates of what an insurer expects to pay claimants, legal and investigative costs and claims administrative costs. PICO's insurance subsidiaries are required to maintain reserves for payment of estimated losses and loss adjustment expenses for both reported claims and claims which have occurred but have not yet been reported. Ultimate actual liabilities may be materially more or less than current reserve estimates.

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

         The liabilities for unpaid losses and loss adjustment expenses of Physicians and Citation were $60.9 million at December 31, 2003, $52.7 million at December 31, 2002, and $61.5 million at December 31, 2001 before reinsurance reserves, which reduce net unpaid losses and loss adjustment expenses. Of those amounts, the liabilities for unpaid loss and loss adjustment expenses of prior years increased by $4.7 million in 2003, and decreased by $2.3 million in 2002, and $11.1 million in 2001. These changes to prior years' reserves were due to the following:

             CHANGE IN UNPAID LOSS AND LAE RESERVES FOR PRIOR YEARS

                                                                         2003              2002              2001
                                                                       ---------        ----------        -----------
Increase (decrease) in provision from prior year claims                4,667,024        (1,907,552)       (10,571,292)
Retroactive insurance                                                                     (438,879)          (529,993)
                                                                       ---------        ----------        -----------
   Net increase (decrease) in liabilities for unpaid loss
   and LAE of prior years                                              4,667,024        (2,346,431)       (11,101,285)
                                                                       =========        ==========        ===========

         See Note 11 of Notes to PICO's Consolidated Financial Statements, "Reserves for Unpaid Loss and Loss Adjustment Expenses" for additional information regarding reserve changes.

         Although insurance reserves are certified annually by independent actuaries for each insurance company as required by state law, significant fluctuations in reserve levels can occur based upon a number of variables used in actuarial projections of ultimate incurred losses and loss adjustment expenses.

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

         The following table presents the development of balance sheet liabilities for 1993 through 2003 for all continuing operations property and casualty and workers' compensation lines of business and medical professional liability insurance. The "Net liability as originally estimated" line shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date on a discounted basis, prior to 2000, for each of the indicated years. Reserves for other lines of business that Physicians ceased writing in 1989, which are immaterial, are excluded. The "Gross liability as originally estimated" represents the estimated amounts of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date on an undiscounted basis, including losses that had been incurred but not reported.

                                                         YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------
                                            1993         1994         1995         1996        1997
                                         ----------   ---------    ----------   ----------   ---------
                                                               (IN THOUSANDS)
Net liability as originally estimated:   $  179,390   $ 153,212    $  135,825    $ 153,891   $ 110,931
Discount                                     32,533      20,144        16,568       12,217       9,159
Gross liability as originally
estimated:                                  211,923     173,356       152,393      166,108     120,090
Cumulative payments as of:
   One year later                            34,207      35,966        26,331       54,500      37,043
   Two years later                           69,037      61,263        63,993       88,298      57,622
   Three years later                         90,904      93,906        85,649      107,094      73,096
   Four years later                         118,331     110,272        99,730      121,698      82,249
   Five Years later                         128,773     119,879       110,299      130,247      89,398
   Six years later                          136,820     129,819       115,312      137,462      95,454
   Seven years later                        145,683     132,394       118,396      143,532
   Eight years later                        147,386     134,811       121,837
   Nine years later                         149,443     137,602
   Ten years later                          151,579
Liability re-estimated as of:
   One year later                           183,560     170,411       145,824      166,870     129,225
   Two years later                          184,138     163,472       145,031      182,963     145,543
   Three years later                        176,308     162,532       150,439      193,498     146,618
   Four years later                         178,544     165,696       155,183      194,423     135,930
   Five Years later                         178,584     167,145       157,973      183,333     133,958
   Six years later                          178,371     167,821       149,074      181,705     138,520
   Seven years later                        178,717     160,233       147,525      185,201
   Eight years later                        171,926     160,188       141,028
   Nine years later                         170,935     153,869
   Ten years later                          165,469
Cumulative Redundancy (Deficiency)       $   46,454   $  19,487    $   11,365   ($  19,093)  ($ 18,430)

                                                                              YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------
                                                            1998      1999        2000      2001        2002       2003
                                                          --------  ---------   --------  --------   ---------   --------
                                                                                  (IN THOUSANDS)
Net liability as originally estimated:                    $ 89,554  $  88,112   $ 74,896  $ 54,022    $ 44,906   $ 43,357
Discount                                                     8,515      7,521
Gross liability before discount as originally estimated:    98,069     95,633     74,896    54,022      44,906     43,357
Cumulative payments as of:
     One year later                                         23,696     22,636      9,767     7,210       6,216
     Two years later                                        41,789     31,987     16,946    13,426
     Three years later                                      50,968     39,150     23,162
     Four years later                                       58,129     45,140
     Five Years later                                       64,119
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Liability re-estimated as of:
     One year later                                        114,347     96,727     63,672    52,115      49,574
     Two years later                                       115,539     85,786     61,832    56,782
     Three years later                                     104,689     83,763     66,494
     Four years later                                      102,704     88,460
     Five Years later                                      107,409
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Cumulative Redundancy (Deficiency)                        $ (9,340) $   7,173   $  8,402  $ (2,760)   $ (4,668)

RECONCILIATION TO FINANCIAL STATEMENTS
     Gross liability - end of year                                                        $ 61,497    $ 52,686   $ 60,847
     Reinsurance recoverable                                                                (7,475)     (7,780)   (17,490)
                                                                                         ---------   ---------   --------
     Net liability - end of year                                                            54,022      44,906     43,357
     Reinsurance recoverable                                                                 7,475       7,780     17,490
                                                                                         ---------   ---------   --------
                                                                                            61,497      52,686     60,847
     Discontinued personal lines insurance                                                      41          17         17
                                                                                         ---------   ---------   --------
     Balance sheet liability                                                              $ 61,538    $ 52,703   $ 60,864
                                                                                         =========   =========   ========

     Gross re-estimated liability - latest                                                $ 78,397    $ 69,489
     Re-estimated recoverable - latest                                                     (21,615)    (19,915)
                                                                                         ---------   ---------
     Net re-estimated liability  - latest                                                   56,782      49,574

                                                                                         ---------   ---------
     Net re-estimated liability - latest                                                  $ 56,782    $ 49,574
                                                                                         =========   =========
     Net cumulative redundancy                                                           ($  2,760)  ($  4,668)
                                                                                         =========   =========

         Each decrease or increase includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the redundancy related to losses settled in 1994, but incurred in 1991, will be included in the decrease or increase amount for 1991, 1992 and 1993. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. For example, Physicians commuted reinsurance contracts in several different years that significantly increased the estimate of net reserves for prior years by reducing the recoverable loss and loss adjustment expense reserves for those years. Accordingly, it may not be appropriate to extrapolate future increases or decreases based on this table.

         The data in the above table is based on Schedule P from each of Physician's and Citation's 1993 to 2003 Annual Statements, as filed with state insurance departments; however, the development table above differs from the development displayed in Schedule P, Part-2, of the insurance Annual Statements as Schedule P, Part-2, excludes unallocated loss adjustment expenses.

LOSS RESERVE EXPERIENCE

         The inherent uncertainties in estimating loss reserves are greater for some insurance products than for others, and are dependent on the length of the reporting lag or "tail" associated with a given product (i.e., the lapse of time between the occurrence of a claim and the report of the claim to the insurer), on the diversity of historical development patterns among various aggregations of claims, the amount of historical information available during the estimation process, the degree of impact that changing regulations and legal precedents may have on open claims, and the consistency of reinsurance programs over time, among other things. Because medical professional liability insurance, commercial casualty and workers' compensation claims may not be fully paid for several years or more, estimating reserves for such claims can be more uncertain than estimating reserves in other lines of insurance. As a result, precise reserve estimates cannot be made for several years following a current accident year for which reserves are initially established.

         There can be no assurance that the insurance companies have established reserves adequate to meet the ultimate cost of losses arising from such claims. It has been necessary, and will over time continue to be necessary, for the insurance companies to review and make appropriate adjustments to reserves for estimated ultimate losses and loss adjustment expenses. To the extent reserves prove to be inadequate, the insurance companies would have to adjust their reserves and incur a charge to income, which could have a material adverse effect on PICO's statement of operations and financial condition.

         Reconciliation of Unpaid Loss and Loss Adjustment Expenses

         An analysis of changes in the liability for unpaid losses and loss adjustment expenses for 2003, 2002, and 2001 is set forth in Note 11 of Notes to PICO's Consolidated Financial Statements, "Reserves for Unpaid Loss and Loss Adjustment Expenses."

REINSURANCE

         All of PICO's insurance companies seek to reduce the loss that may arise from individually significant claims or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance carriers. Various reinsurance treaties remain in place to limit PICO's exposure levels. See Note 10 of Notes to PICO's Consolidated Financial Statements, "Reinsurance." PICO's insurance subsidiaries are contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

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

         Prior to July 1, 1993, Physicians ceded a portion of the risk it wrote under numerous reinsurance treaties at various retentions and risk limits. However, during the last two accident years that Physicians wrote premium (July 1, 1993 to July 15, 1995), Physicians ceded reinsurance contracts through TIG Reinsurance Group (rated B+ by A. M. Best Company) and Medical Assurance Company, a wholly owned subsidiary of Pro Assurance Group (rated A- by Standard & Poors),. Physicians ceded insurance to these carriers on an automatic basis when retention limits were exceeded. Physicians retained all risks up to $200,000 per occurrence. All risks above $200,000, up to policy limits of $5 million, were transferred to reinsurers, subject to the specific terms and conditions of the various reinsurance treaties. Physicians remains primarily liable to policyholders for ceded insurance should any reinsurer be unable to meet its contractual obligations.

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

         During this period, Citation and Sequoia had the same reinsurance program. For property business, reinsurance provided coverage of $10.4 million excess of $150,000 per occurrence. For casualty business, excluding umbrella coverage, reinsurance provided coverage of $4.9 million excess of $150,000 per occurrence. Umbrella coverage's were reinsured $9.9 million excess of $100,000 per occurrence. The catastrophe treaties for 1998 and thereafter provided coverage of 95% of $14 million excess of $1 million per occurrence. Facultative reinsurance was placed with various reinsurers.

         Citation does not require reinsurance from 2002 onwards, as its last policy expired in December 2001.

         If the reinsurers are "not admitted" for regulatory purposes, Citation has to maintain sufficient collateral with approved financial institutions to secure cessions of paid losses and outstanding reserves.

         See Note 10 of Notes to Consolidated Financial Statements, "Reinsurance," with regard to reinsurance recoverable concentration for all property and casualty lines of business as of December 31, 2003. Citation remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

                  Workers' Compensation Insurance through Citation Insurance Company

                  Claims and Liabilities Related to the Insolvency of Fremont Indemnity Company

         In 1997, pursuant to a Quota Share Reinsurance Agreement (the "Reinsurance Agreement"), Citation ceded its California workers' compensation insurance liabilities to Citation National Insurance Company ("CNIC") and transferred all administrative services relating to these liabilities to Fremont. The Reinsurance Agreement became effective upon Fremont's acquisition, with approval from the California Department of Insurance (the "Department"), of CNIC on or about June 30, 1997. Thereafter, on or about December 31, 1997, CNIC merged, with Department approval, with and into Fremont. Accordingly, since January 1, 1998, Fremont has been both the reinsurer and the administrator of the California workers' compensation business ceded by Citation.

         During the period from June 30, 1997 (the date on which Citation ceded its workers' compensation insurance liabilities) through July 2, 2003 (the date on which Fremont was placed in liquidation), Fremont maintained a workers' compensation insurance securities deposit in California for the benefit of claimants under workers' compensation insurance policies issued, or assumed, by Fremont (hereafter, the "Deposit"). As set forth in Part III of the Special California Schedule P's filed by Fremont during such time period, a portion of the Deposit was specifically allocated by Fremont for the benefit of Citation and claimants under workers' compensation insurance policies issued by Citation and thereafter assumed and administered by Fremont (hereafter, the "Citation Allocated Deposit"). Fremont's 2001 Special Schedule P reflects that it had posted a deposit for the benefit of Citation of approximately $12.1 million (subject to a "reserve discount adjustment" discussed below). Fremont's 2002 Special Schedule P reflects that it had posted a deposit for the benefit of Citation of approximately $7.1 million (subject to a "reserve discount adjustment" discussed below). The portion of the Deposit other than the Citation Allocated Deposit is hereafter referred to as the "Unallocated Deposit."

         Concurrent with Fremont's posting of the Citation Allocated Deposit, Citation reduced its own workers' compensation insurance reserves by the amount of the Citation Allocated Deposit. Prior to the commencement of Fremont's liquidation case, the Department had never questioned, let alone disputed, Citation's right to reduce its workers' compensation insurance reserves by the amount of the Citation Allocated Deposit posted by Fremont for Citation's benefit.

         According to an A.M. Best Company report dated June 6, 2003, Fremont executed a letter of oversight with the Department on November 27, 2000, which provided the Department with certain oversight privileges in return for allowing Fremont to discount its workers' compensation loss and allocated loss adjustment expense reserves related to 1999 and prior accident years. Under a permitted accounting practice, a discount rate of 4.25% was applied to the loss and allocated loss adjustment expense reserves as of June 30, 2000. On December 31, 2001, the Department revised the permitted accounting practice to allow Fremont to discount its workers' compensation loss and loss adjustment expense reserves for accidents occurring in 2001 and earlier using a 5.5% discount rate.

         In accordance with the aforementioned permitted accounting practice(s), Fremont appears to have reduced its loss and loss adjustment expense reserves for accidents occurring in 2001 and earlier. In addition, and without explanation or justification, Fremont appears to have reduced its Special Schedule P Deposits. A review of Part III of Fremont's 2002 Special Schedule P reveals that Fremont had posted total deposits on account of assumed reinsurance of $7,165,921, of which $7,138,757 was for the benefit of Citation, and that Fremont made a "reserve discount adjustment" of $3,109,557 and thereby reduced its total Part III Special Schedule P deposits to $4,056,364. Neither Fremont nor the Department informed Citation of Fremont's request to reduce the Citation Allocated Deposit, the Department's approval of the same (if any) or Fremont's subsequent reduction of the Citation Allocated Deposit. As a result, Citation only recently became aware of the reduction of the Citation Allocated Deposit. Given its prior lack of knowledge, Citation did not previously challenge the reduction of the Citation Allocated Deposit or otherwise increase its own deposit. Although the exact impact of the reserve discount adjustment upon Citation is unclear, the Department of Insurance allowed a full reinsurance offset to Citation in the amount of the Citation Allocation Deposit for 2001 and 2002.

         On June 4, 2003, the Superior Court of the State of California for the County of Los Angeles (the "Liquidation Court") entered an Order of Conservation over Fremont and appointed the California Department of Insurance Commissioner (the "Commissioner") as the conservator. Pursuant to such order, the Commissioner was granted authority to take possession of all of Fremont's assets, including its rights in the Citation Allocated Deposit. Shortly thereafter, on July 2, 2003, the Liquidation Court entered an Order appointing the Commissioner as the liquidator of Fremont's Estate (hereafter, the "Liquidator"). The July 2, 2003 Order further provides, in relevant part, that
(i) "the rights and liabilities of claimants, creditors, shareholders, policyholders, escrow holders and all other persons interested in the assets of [Fremont], including the State of California, are fixed as of the date of the entry of this order;" and (ii) "any and all claims against [Fremont] . . . , including those which in any way affect or seek to affect any of the assets of [Fremont], wherever and however such assets may be owned or held, must be filed by no later than June 30, 2004 (the `Claims Bar Date') . . . and any claim not filed by the Claims Bar Date is conclusively deemed forever waived."

         Under Citation's interpretation of the applicable law, the Citation Allocated Deposit assets are required to be (i) held by the Commissioner in trust, "separate and apart" from Fremont's general account and other assets of its Estate, and (ii) applied solely towards the payment of the assumed claims and allocated claims expenses arising from the workers' compensation insurance policies that Citation ceded/transferred to Fremont and its predecessor-in-interest. Accordingly, in the wake of the aforementioned events, in the Fourth Quarter of 2003, Citation requested that the Commissioner, in his capacity as the Liquidator, (i) maintain the Citation Allocated Deposit assets separate and apart from other assets of the Estate and (ii) apply the same solely to the payment of the direct and assumed claims and allocated claims expenses arising from the workers' compensation insurance liabilities that Citation ceded/transferred to CNIC and Fremont. Alternatively, Citation requested that the Commissioner pay Citation's ceded liabilities from the totality of Fremont's Special Schedule P Deposit on a pari passu basis with Fremont's direct and assumed workers' compensation claims and allocated claims expenses.

         As of the date hereof, the Commissioner has refused to comply with Citation's request; instead, the Commissioner indicated that he intended to transfer the Citation Allocated Deposit to the California Insurance Guarantee Association ("CIGA"). At present, it is unknown whether the Commissioner is still in possession of the Citation Allocated Deposit. Thus, the Department appears to have (i) refused to acknowledge that the Citation Allocated Deposit assets are required to have been held in trust for Citation and its policyholders, and (ii) maintained its belief that Citation holds nothing more than a general unsecured claim that falls near the bottom of the statutory distribution scheme.

         Shortly thereafter, Citation concluded that, because Fremont had been placed in liquidation, Citation was no longer entitled to take a reinsurance credit for the Citation Allocated Deposit under the statutory basis of accounting. Consequently, Citation reversed the $7.5 million reinsurance recoverable from Fremont in its June 30, 2003 financial statements prepared on the statutory basis of accounting. In addition, Citation made a corresponding provision for the reinsurance recoverable from Fremont at June 30, 2003 for GAAP purposes, as disclosed in PICO's Form 10-Q dated June 30, 2003. Accordingly, Citation has, for both its statutory and GAAP financial statements, provided for the reinsurance recoverable from Fremont on its Workers' Compensation policy liabilities.

         In light of the foregoing, it appears that Citation must litigate its claim to the Citation Allocated Deposit assets. As of the date hereof, Citation has not filed a claim seeking the benefit of the Citation Allocated Deposit. However, unless the situation is amicably resolved, Citation intends to bring legal action to enforce its rights prior to the June 30, 2004 Claims Bar Date. In the event that Citation asserts, but fails to prevail on such a claim, it is unlikely to receive any distribution from the Fremont Estate or any credit for the Citation Allocated Deposit. If, however, Citation prevails on such a claim, it may obtain the benefit, directly or indirectly, of the Citation Allocated Deposit, as well as other relief.

         Citation feels very strongly in the validity of its claim. However, the results of litigation are difficult to predict. Moreover, this dispute, involving the interpretation of workers' compensation laws enacted in 2002, appears to present an issue of first impression. Accordingly, Citation is presently unable to predict the outcome of this dispute with a reasonable degree of certainty

         Reinsurance Agreements on Workers' Compensation Insurance Liabilities

         In addition to the reinsurance agreements with Fremont noted above, Citation's workers' compensation insurance liabilities from policy years 1986 to 1997 retain additional reinsurance coverage with General Reinsurance, a wholly owned subsidiary of Berkshire Hathaway, Inc. (Standard & Poors rating of AAA.) Policy years 1986 and 1987 have a Company retention of $150,000; policy years 1988 and 1989 have a Company retention of $200,000 and policy years 1990 through to 1997 have a Company retention of $250,000.

         Citation remains contingently liable with respect to reinsurance contracts in the event that reinsurers do not meet their obligations under the reinsurance agreements in force.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         PICO's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO's borrowings are short to medium term in nature and therefore approximate fair value. At December 31, 2003, PICO had $52.6 million of fixed maturity securities and mortgage participation interests, $96.3 million of marketable equity securities that were subject to market risk, of which $51.4 million were denominated in foreign currencies, primarily Swiss francs. PICO's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

         PICO uses two models to report the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $1.1 million for a 100 basis point decline in interest rates on its fixed securities and mortgage participation interests. The hypothetical 20% decrease in fair value of PICO's marketable equity securities produced a loss in fair value of $19.3 million that would impact the unrealized appreciation in shareholders' equity, net of the related tax effect. The hypothetical 20% decrease in the local currency of PICO's foreign denominated investments produced a loss of $8.3 million that would impact the foreign currency translation in shareholders' equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         PICO's financial statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 and the independent auditors' report is included in this report as listed in the index.

                        SELECTED QUARTERLY FINANCIAL DATA

         Summarized unaudited quarterly financial data (in thousands, except share and per share amounts) for 2003 and 2002 are shown below. In management's opinion, the interim financial data contains all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature. The following total revenue figures for the three months ended June 30, 2003 differ from previously reported quarterly results due to reporting certain operations of HyperFeed as discontinued operations.


                                                        THREE MONTHS ENDED
                                       March 31,      June 30,    September 30, December 31,
                                         2003           2003          2003         2003
                                      -----------   ------------  ------------- ------------
Net investment income and
   net realized gain                          328          3,624         1,445        2,720
Sale of land and water rights                  20          2,196         2,002       15,533
Total revenues                              1,483          6,411         4,571       20,413
Net income (loss)                             856         (2,001)       (3,190)       1,098
                                      -----------   ------------   -----------  -----------

Basic and Diluted:
     Net income (loss) per share      $      0.07   $      (0.16)  $     (0.26) $      0.09
                                      ===========   ============   ===========  ===========
     Weighted average common
     and equivalent shares
     outstanding                       12,379,042     12,375,610    12,375,610   12,373,534

                                                        THREE MONTHS ENDED
                                       March 31,      June 30,    September 30, December 31,
                                          2002          2002           2002        2002
                                      -----------   ------------  ------------- ------------
Premium income (charge)                                            $      (425) $       383
Net investment income and
   net realized gain                          644          1,513         7,173          265
Sale of land and water rights               7,365          1,552           872        5,443
Total revenues                              8,971          4,324         9,105        6,874
Net income (loss)                           1,864           (149)        3,248          966
                                      -----------   ------------   -----------  -----------

Basic and Diluted:
     Net income (loss) per share      $      0.15   $      (0.01)  $      0.26  $      0.08
                                      ===========   ============   ===========  ===========
     Weighted average common
     and equivalent shares
     outstanding                       12,367,021     12,373,856    12,381,878   12,379,242

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                               AND FOR EACH OF THE
                            THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 2003

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports...........................................    62-63
Consolidated Balance Sheets as of December 31, 2003 and 2002............    64-65
Consolidated Statements of Operations for the Years Ended
      December 31, 2003, 2002 and 2001..................................       66
Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 2003, 2002, and 2001......................    67-69
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2003, 2002 and 2001...................................       70
Notes to Consolidated Financial Statements..............................    71-96

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of PICO Holdings, Inc.

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hyperfeed Technologies, Inc. (a 51% owned consolidated subsidiary), which statements reflect total assets of $9,714,258 as of December 31, 2003, and net income of $1,600,818 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Hyperfeed Technologies, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20 to the financial statements, in 2002 the Company changed its accounting for goodwill as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

DELOITTE & TOUCHE LLP

San Diego, California
March 9, 2004

REPORT OF INDEPENDENT AUDITORS'

To the Board of Directors and Stockholders of HyperFeed Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002.

/s/ KPMG LLP
Chicago, Illinois
March 4, 2004

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002

                                     ASSETS

                                                                   2003             2002
                                                               ---------------  --------------
Investments (Note 3):
   Available for sale:
        Fixed maturities                                       $    52,615,376  $   47,566,764
        Equity securities                                           96,306,035      47,430,192
        Investment in unconsolidated affiliates (Note 4)                               498,214
                                                               ---------------  --------------
          Total investments- continuing operations                 148,921,411      95,495,170
        Investments held by discontinued operations (Note 2)                        78,442,627
                                                               ---------------  --------------
          Total investments                                        148,921,411     173,937,797

Cash and cash equivalents                                           24,348,693      22,079,082
Notes and other receivables, net (Note 6)                           16,430,541       5,897,934
Reinsurance receivables (Note 10)                                   17,714,012       7,832,708
Real estate and water assets (Note 5)                              112,270,280     116,790,891
Property and equipment, net (Note 8)                                 3,117,521       2,143,746
Net deferred income taxes (Note 7)                                      29,577       6,079,810
Other assets                                                         7,246,695       9,267,845
Other assets of discontinued operations (Note 2)                       818,537      52,138,398
                                                               ---------------  --------------
   Total assets                                                $   330,897,267  $  396,168,211
                                                               ===============  ==============

    The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2003 AND 2002

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                2003           2002
                                                                                           -------------   -------------
Policy liabilities and accruals:
     Unpaid losses and loss adjustment expenses (Note 11)                                  $  60,863,884   $  52,703,113
     Unpaid losses and loss adjustment expenses of discontinued operations (Note 2 )                          49,162,995
     Reinsurance balance payable                                                                 671,031         538,000
Other liabilities                                                                             16,841,050      10,902,399
Bank and other borrowings (Note 19)                                                           15,376,640      14,636,017
Other liabilities of discontinued operations (Note 2 )                                         2,169,879      44,085,976
                                                                                           -------------   -------------
     Total liabilities                                                                        95,922,484     172,028,500
                                                                                           -------------   -------------
Minority interest                                                                              5,814,381       3,108,007
                                                                                           -------------   -------------

Commitments and Contingencies (Notes 10, 11, 12, 13, 14, 15 and 19)

Common stock, $.001 par value; authorized 100,000,000; 16,801,923 issued and outstanding
     at December 31, 2003 and 2002                                                                16,802          16,802
Additional paid-in capital                                                                   236,082,703     236,082,703
Accumulated other comprehensive income (Note 1)                                               15,283,404       3,833,676
Retained earnings                                                                             56,082,903      59,320,715
                                                                                           -------------   -------------
                                                                                             307,465,812     299,253,896
Less treasury stock, at cost (common shares: 4,428,389 in 2003 and 4,422,681 in 2002)        (78,305,410)    (78,222,192)
                                                                                           -------------   -------------
     Total shareholders' equity                                                              229,160,402     221,031,704
                                                                                           -------------   -------------
     Total liabilities and shareholders' equity                                            $ 330,897,267   $ 396,168,211
                                                                                           =============   =============

    The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                               2003           2002         2001
                                                                           ------------   ------------  -------------
Revenues:
  Sale of real estate and water assets                                     $ 19,751,160   $ 15,231,769  $  17,106,174
  Net investment income (Note 3)                                              5,370,588      5,385,209      6,035,825
  Net realized gain (loss) on investments (Note 3)                            2,745,657      4,209,632     (4,874,594)
  Service revenue                                                             1,363,188
  Premium income (charge)                                                                      (41,796)       979,952
  Other                                                                       3,647,748      4,489,425      4,313,071
                                                                           ------------   ------------  -------------
          Total revenues                                                     32,878,341     29,274,239     23,560,428
                                                                           ------------   ------------  -------------
Costs and expenses:
  Operating and other costs                                                  25,359,114     15,055,461     17,445,665
  Cost of real estate and water assets sold                                  12,648,864      9,740,137      7,568,229
  Cost of service revenue                                                     1,031,161
  Loss and loss adjustment (recoveries) expenses  (Note 11)                   4,667,024     (2,346,314)   (10,929,282)
  Interest expense                                                              719,902        795,193      1,031,994
  Depreciation and amortization                                               1,780,519      1,115,716      1,086,729
                                                                           ------------   ------------  -------------
          Total costs and expenses                                           46,206,584     24,360,193     16,203,335
                                                                           ------------   ------------  -------------
Equity in loss of unconsolidated affiliates                                    (564,785)    (2,208,070)    (1,529,060)
                                                                           ------------   ------------  -------------
          Income (loss) before income taxes and minority interest           (13,893,028)     2,705,976      5,828,033
Provision (benefit) for federal, foreign and state income taxes (Note 7)     (1,202,407)     2,049,565      2,409,501
                                                                           ------------   ------------  -------------
          Income (loss) before minority interest                            (12,690,621)       656,411      3,418,532
Minority interest in (income) loss of subsidiaries                           (1,045,605)       454,184        358,449
                                                                           ------------   ------------  -------------
Income (loss) from continuing operations                                    (13,736,226)     1,110,595      3,776,981
  Income from discontinued operations, net (Note 2)                           3,047,928      2,833,806      2,317,495
  Gain on sale of discontinued operations, net                                7,450,486
                                                                           ------------   ------------  -------------
Income (loss) before cumulative changes in accounting principles             (3,237,812)     3,944,401      6,094,476
  Cumulative effect of changes in accounting principles, net (Note 20)                       1,984,744       (980,571)
                                                                           ------------   ------------  -------------
Net income (loss)                                                          $ (3,237,812)  $  5,929,145  $   5,113,905
                                                                           ============   ============  =============

Net income (loss) per common share - basic and diluted:
    Income (loss) from continuing operations                               $      (1.11)  $       0.09  $        0.30
    Discontinued operations                                                        0.85           0.23           0.19
    Cumulative effect of changes in accounting principles                                         0.16          (0.08)
                                                                           ------------   ------------  -------------
               Net income (loss) per common share                          $      (0.26)  $       0.48  $        0.41
                                                                           ============   ============  =============
               Weighted average shares outstanding                           12,375,933     12,375,466     12,384,682
                                                                           ============   ============  =============

    The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                                           Accumulated Other
                                                                                                           Comprehensive Loss
                                                                                                   ---------------------------------
                                                                    Additional                      Net Unrealized        Foreign
                                                        Common       Paid-In         Retained        Appreciation         Currency
                                                        Stock        Capital         Earnings       on Investments      Translation
                                                       --------   --------------   -------------   ----------------   --------------
Balance, January 1, 2001                               $ 16,784   $  235,844,655   $  48,277,665     $  3,611,475     $  (7,815,810)

Comprehensive Loss for 2001
   Net income                                                                          5,113,905
   Net unrealized appreciation on investments
       net of deferred tax of $996,000 and
       reclassification adjustment of $556,000                                                          1,933,582
   Foreign currency translation                                                                                            (955,114)
          Total Comprehensive Income

Acquisition of shares of
      treasury stock for deferred compensation plans
                                                       --------   --------------   -------------     ------------     -------------
Balance, December 31, 2001                             $ 16,784   $  235,844,655   $  53,391,570     $  5,545,057     $  (8,770,924)
                                                       ========   ==============   =============     ============     =============

                                                           Treasury
                                                             Stock              Total
                                                       ----------------   ----------------
Balance, January 1, 2001                               $    (77,829,635)  $    202,105,134

Comprehensive Loss for 2001
   Net income
   Net unrealized appreciation on investments
       net of deferred tax of $996,000 and
       reclassification adjustment of $556,000
   Foreign currency translation
          Total Comprehensive Income                                             6,092,373

Acquisition of shares of
      treasury stock for deferred compensation plans           (299,000)          (299,000)
                                                       ----------------   ----------------
Balance, December 31, 2001                             $    (78,128,635)  $    207,898,507
                                                       ================   ================

    The accompanying notes are an integral part of the consolidated financial statements

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                                          Accumulated Other
                                                                                                         Comprehensive Income
                                                                                                   ---------------------------------
                                                                    Additional                      Net Unrealized      Foreign
                                                        Common       Paid-In         Retained        Appreciation       Currency
                                                         Stock       Capital         Earnings       on Investments     Translation
                                                       --------   --------------   -------------   ----------------   --------------
Balance, December 31, 2001                             $ 16,784   $  235,844,655   $  53,391,570     $  5,545,057     $  (8,770,924)

Comprehensive Income for 2002
   Net income                                                                          5,929,145
   Net unrealized appreciation on investments
       net of deferred tax of $2 million and
       reclassification adjustment of $588,000                                                          4,454,385
   Foreign currency translation                                                                                           2,605,158
          Total Comprehensive income

Acquisition of shares of treasury stock for deferred compensation plans

Exercise of stock options                                    18          238,048
                                                       --------   --------------   -------------     ------------     -------------
Balance, December 31, 2002                             $ 16,802   $  236,082,703   $  59,320,715     $  9,999,442     $  (6,165,766)
                                                       ========   ==============   =============     ============     =============

                                                          Treasury
                                                            Stock              Total
                                                       ----------------   ----------------
Balance, December 31, 2001                             $    (78,128,635)  $    207,898,507

Comprehensive Income for 2002
   Net income
   Net unrealized appreciation on investments
       net of deferred tax of $2 million and
       reclassification adjustment of $588,000
   Foreign currency translation
          Total Comprehensive income                                            12,988,688

Acquisition of shares of treasury stock for
   deferred compensation plans                                  (93,557)           (93,557)

Exercise of stock options                                                          238,066
                                                       ----------------   ----------------
Balance, December 31, 2002                             $    (78,222,192)  $    221,031,704
                                                       ================   ================

    The accompanying notes are an integral part of the consolidated financial statements

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                                           Accumulated Other
                                                                                                          Comprehensive Income
                                                                                                   ---------------------------------
                                                                    Additional                      Net Unrealized       Foreign
                                                        Common       Paid-In         Retained        Appreciation        Currency
                                                        Stock        Capital         Earnings       on Investments      Translation
                                                       --------   --------------   -------------   ----------------   --------------
Balance, December 31, 2002                             $ 16,802   $  236,082,703   $  59,320,715     $ 9,999,442      $  (6,165,766)

Comprehensive Income for 2003
   Net loss                                                                           (3,237,812)

   Net unrealized appreciation on investments
       net of deferred tax of $3.7  million and
       reclassification adjustment of $1.5 million                                                    10,879,588

   Foreign currency translation                                                                                             570,140
          Total Comprehensive Income

Acquisition of shares of treasury stock for deferred compensation plans

                                                       --------   --------------   -------------     -----------      -------------
Balance, December 31, 2003                             $ 16,802   $  236,082,703   $  56,082,903     $20,879,030      $  (5,595,626)
                                                       ========   ==============   =============     ===========      =============

                                                          Treasury
                                                            Stock              Total
                                                       ----------------   ----------------
Balance, December 31, 2002                             $    (78,222,192)  $    221,031,704

Comprehensive Income for 2003
   Net loss

   Net unrealized appreciation on investments net of deferred tax of $3.7 million and reclassification adjustment of $1.5 million

   Foreign currency translation
          Total Comprehensive Income                                             8,211,916

Acquisition of shares of treasury stock for                     (83,218)           (83,218)
   deferred compensation plans

                                                       ----------------   ----------------
Balance, December 31, 2003                             $    (78,305,410)  $    229,160,402
                                                       ================   ================

    The accompanying notes are an integral part of the consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                             2003           2002           2001
                                                                        -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $  (3,237,812)  $  5,929,145   $  5,113,905
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities, net of acquisitions:
      Provision for deferred taxes                                           (876,207)     1,990,042      3,850,740
      Cumulative effect of accounting change                                              (1,984,744)       980,571
      Depreciation and amortization                                         2,757,493      1,420,806      1,197,073
      (Gain) loss on sale of investments                                   (2,745,657)    (4,209,632)     4,874,594
      Gain on sale of Sequoia                                              (1,568,278)
      Gain on sale of interest in Semitropic                                                             (5,700,720)
      Allowance for uncollectible accounts                                    270,000                     2,633,204
      Equity in loss of unconsolidated affiliates                             564,785      2,208,070      1,529,060
      Minority interest                                                     1,045,605       (454,184)      (358,449)
Changes in assets and liabilities, net of effects of acquisitions:
      Notes and other receivables                                          (9,467,051)     1,572,574       (282,066)
      Other liabilities                                                     5,884,656        540,055        405,831
      Real estate and water assets                                          9,914,760      9,425,589      6,724,258
      Income taxes                                                             71,846                      (324,837)
      Reinsurance receivable                                               (9,881,304)      (323,870)     2,205,782
      Reinsurance payable                                                     133,031     (2,781,333)      (928,187)
      Deferred gain on retroactive insurance                                                (438,879)      (529,993)
      Unpaid losses and loss adjustment expenses                            8,160,771     (8,834,797)   (22,845,944)
      Net operating cash provided by (used in) discontinued operations     (1,558,754)     8,499,963      1,077,534
      Other adjustments, net                                                  105,965     (1,711,060)    (3,721,524)
                                                                        -------------   ------------   ------------
    Net cash provided by (used in) operating activities                      (426,151)    10,847,745     (4,099,168)
                                                                        -------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale investments:
      Fixed maturities                                                     12,637,514     21,566,412     15,010,568
      Equity securities                                                    14,735,268     23,168,694      6,071,383
Proceeds from maturity of investments                                      27,537,091     48,646,426     16,970,000
Purchases of available for sale investments:
      Fixed maturities                                                    (46,476,107)   (68,074,673)   (28,912,393)
      Equity securities                                                   (25,667,968)   (15,106,827)    (6,768,109)
Proceeds from the sale of Sequoia                                          25,144,350
Real estate and water asset capital expenditure                            (2,315,322)      (378,429)    (2,180,253)
Proceeds from the sale of interest in Semitropic                                                         10,202,733
Proceeds from the condemnation of property                                                                1,098,178
Purchases of property and equipment                                          (490,078)      (457,109)      (395,667)
Net investing cash used by discontinued operations                                        (10,622,501)   (4,156,457)
Other investing activities, net                                               (98,429)       116,803        273,000
                                                                        -------------   ------------   ------------
    Net cash provided by (used in) investing activities                     5,006,319     (1,141,204)     7,212,983
                                                                        -------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank and other borrowings                                     (9,645,053)    (4,177,517)    (2,903,407)
Proceeds from borrowings                                                    9,111,446      2,670,348      1,949,321
Cash received on exercise of stock options                                                   238,066
Cash paid to minority shareholders of partnership                                                          (500,000)
Cash paid for purchase of PICO stock (for deferred compensation plans)        (83,218)       (93,557)      (299,000)
                                                                        -------------   ------------   ------------
   Net cash used in financing activities                                     (616,825)    (1,362,660)    (1,753,086)
                                                                        -------------   ------------   ------------
Effect of exchange rate changes on cash                                    (1,693,730)    (2,607,173)       390,763
                                                                        -------------   ------------   ------------
   Net increase in cash and cash equivalents                                2,269,613      5,736,708      1,751,492

Cash and cash equivalents, beginning of year                               22,079,082     16,342,374     14,590,882
                                                                        -------------   ------------   ------------
   Cash and cash equivalents, end of year                               $  24,348,695   $ 22,079,082   $ 16,342,374
                                                                        =============   ============   ============
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
          Interest                                                      $     327,608   $    856,983   $    880,000
                                                                        =============   ============   ============
          Income taxes paid (recovered)                                 $     555,600                  $ (1,190,000)
                                                                        =============                  ============

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

                  Currently PICO's major activities are:

                  -        owning and developing water rights and water storage
                              operations in the southwestern United States through Vidler Water Company, Inc.;

                  -        owning and developing land and the related mineral
                              rights and water rights in Nevada through Nevada Land & Resource Company, LLC;

                  -        the acquisition and financing of businesses;

                  -        "running off" the insurance loss reserves of Citation
                              Insurance Company and Physicians Insurance Company of Ohio.

                  PICO was incorporated in 1981 and began operations in 1982. The company was known as Citation Insurance Group until a reverse merger with Physicians Insurance Company of Ohio ("Physicians") on November 20, 1996. Following the reverse merger, the Company changed its name to PICO Holdings, Inc.

                  The Company's primary operating subsidiaries as of December 31, 2003 are as follows:

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

                  Nevada Land & Resource Company, LLC ("Nevada Land"). Nevada Land is a Delaware Limited Liability Company, which owns approximately
         1.1 million acres of land in northern Nevada. Nevada Land's business includes selling land and water rights, and leasing property.

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

                  HyperFeed Technologies, Inc. ("HyperFeed"). HyperFeed is a developer and provider of software, ticker plant technologies and managed services to the financial markets industry. PICO owns approximately 51% of the outstanding voting stock of HyperFeed.

                  SISCOM Corporation ("SISCOM"). SISCOM is a Delaware corporation that is a software developer for video-based digital asset management systems for the professional broadcast, sports, and entertainment industries.

         Unconsolidated Affiliates:

                  Investments in which the Company owns at least 20% but not more than 50% of the voting interest and, or has the ability to exercise significant influence are generally accounted for under the equity method of accounting. Accordingly, the Company's share of the income or loss of the affiliate is included in PICO's consolidated results. Currently, there is no significant investment the Company classifies as an equity affiliate.

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

         Use of Estimates in Preparation of Financial Statements:

                  The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, real estate and water assets, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2003 and 2002, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

         Revenue Recognition:

                  Sale of Land, Water and Water Rights

                  Revenue on the sale of land, water, and water rights is recognized in full when (a) there is a legally binding sale contract;
         (b) the profit is determinable (i.e., the collectibility of the sales price is reasonably assured, or any amount that will not be collectible can be estimated); (c) the earnings process is virtually complete (i.e., the Company is not obligated to perform significant activities after the sale to earn the profit, meaning the Company has transferred all risks and rewards to the buyer); and (d) the buyer's initial and continuing investment are adequate to demonstrate a commitment to pay for the property. If these conditions are not met, the Company records the cash received as a deposit until the conditions to recognize full profit are met.

         Investments:

                  The Company's investment portfolio at December 31, 2003 and 2002 is comprised of investments with fixed maturities, including U.S. government bonds, government sponsored enterprise bonds, and investment-grade corporate bonds; equity securities, including common stock, and common stock purchase warrants; and mortgage participation interests.

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

                  The Company regularly and methodically reviews the carrying value of its investments for impairment. When there is a decline in value of an investment to below cost, that is deemed other-than-temporary, a loss is recorded within net realized gains or losses in the consolidated statement of operations and the security is written down to its fair value. Impairment charges of $1.1 million, $4.1 million, and $3 million are included in realized losses for the years ended December 31, 2003, 2002 and 2001, respectively, related to various securities where the unrealized losses had been deemed other-than-temporary. If a security is impaired and continues to decline in value, additional impairment charges are recorded in the period of the decline if deemed other-than-temporary. Subsequent recoveries of such securities are reported as an unrealized gain and part of other comprehensive results in future periods. Realized gains on impaired securities are recorded only when sold.

                  Net investment income includes amortization of premium and accretion of discount on the level yield method relating to bonds acquired at other than par value. Realized investment gains and losses are included in revenues, are determined on an average basis and recorded on the trade date.

                  The Company has subsidiaries and makes acquisitions in the U.S. and abroad. Approximately $51.5 million and $41.1 million of the Company's investments at December 31, 2003 and 2002, respectively, were invested internationally, including equity values of affiliates. The Company's most significant foreign currency exposure at December 31, 2003 is in Swiss francs.

         Cash and Cash Equivalents:

                  Cash and cash equivalents include highly liquid instruments purchased with original maturities of three months or less.

         Real Estate and Water Assets:

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

         Property and Equipment:

                  Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated lives of the assets. Buildings and leasehold improvements are depreciated over 15-20 years, office furniture and fixtures are generally depreciated over seven years, and computer equipment is depreciated over 3 years. Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized. Gains or losses on the sale of property and equipment are included in other revenues.

         Goodwill and Intangibles:

                  Goodwill represents the difference between the purchase price and the fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Intangibles are generally assets arising out of a contractual or legal right. The Company applies the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Consequently, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value for impairment. The adoption of SFAS No. 142 is reflected in the Company's consolidated financial statements for the year ended December 31, 2002 as a cumulative effect of change in accounting principle. The cumulative adjustment of $2 million is comprised of a gain from recognizing negative goodwill of $2.8 million offset by the write-off of goodwill of $800,000. The positive goodwill of $800,000 was deemed impaired based on the present value of the underlying cash flows. Included within the 2002 balance sheet caption "Other assets of discontinued operations" is $2.2 million of intangible assets that were being amortized over seven years.

         Impairment of Long-Lived Assets:

                  The Company applies the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As such, the Company records an impairment charge when the condition exists where the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. Impairment of long-lived assets is triggered when the estimated future undiscounted cash flows, excluding interest charges, for the lowest level for which there is identifiable cash flows that are independent of the cash flows of other groups of assets do not exceed the carrying amount. The Company prepares and analyzes cash flows at appropriate levels of grouped assets under SFAS No. 144. If the events or circumstances indicate that the remaining balance may be permanently impaired, such potential impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective long-lived asset.

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

                  In July 2003, the Company adopted a Stock Appreciation Rights Plan whereby all stock options outstanding were exchanged for stock appreciation rights. These rights are not considered common stock equivalents for purposes of earnings per share because no common shares of the Company are issued when a SAR is exercised (the benefit is paid in cash). Consequently, there are no longer any common stock equivalents to consider for purposes of the weighted average shares outstanding for diluted earnings per share and therefore, basic and diluted shares outstanding will now be identical.

                  For the years ended December 31, 2002 and 2001, there was no difference between basic and diluted earnings per share because the average stock price of PICO stock during the year was less than the strike prices of the options outstanding and to include those options would be anti-dilutive to the calculation. Stock options of 1.7 million in 2002, and 1.8 million in 2001 were excluded from the calculation of the diluted weighted average shares outstanding.

         Stock-Based Compensation:

                  On July 2, 2003, all 1,687,242 outstanding stock options were voluntarily surrendered by employees and directors. On July 17, 2003, the Company's shareholders voted to adopt the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program (the "SAR program") to replace the Company's stock option plans and call option agreements. Upon adoption of the SAR program, all 355,539 outstanding options under call option agreements were also surrendered by the holders. The maximum number of SARs issuable under the SAR program may not exceed 2,042,781. 1,962,781 SAR's were issued to the prior option holders upon adoption of the SAR program at an exercise price equal to that of the surrendered options. All SARs are fully vested, never expire, and only 20% of the initial number can be exercised by an individual in any 12 month period unless permission is given by the Compensation Committee. Upon exercise, the holder is entitled to a cash benefit equal to the difference between the exercise price and the then current market price of PICO stock.

                  Compensation cost is measured at the end of each period as the amount by which the quoted market price of PICO stock exceeds the exercise price. Changes in the quoted market price are reflected as an adjustment to the accrued compensation obligation and compensation expense in the Company's consolidated financial statements. The Company recorded compensation expense and accrued compensation of $6 million for the year ended December 31, 2003, representing the difference between the exercise price of the vested SARs and the market value of PICO stock at December 31, 2003. This amount is included in operating and other costs on the consolidated statement of operations for the year ended December 31, 2003 and the corresponding obligation resides within other liabilities in the consolidated balance sheet at December 31, 2003.

                  The following table summarizes the SARs outstanding at December 31, 2003:

                    SARs Outstanding
                                              Weighted
Range of Exercise           Number             Average
      Price                Outstand        Exercise Price
---------------------------------------------------------
$3.49 - $4.74               355,539          $  3.93
$13.25 - $13.45             463,561            13.45
$15.00                    1,143,681            15.00
                          --------------------------
                          1,962,781          $ 12.63
                          ==========================

                  In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for those entities that elect to voluntarily adopt the fair value accounting provision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 also requires more prominent disclosures of the pro forma effect of using the fair value method of accounting for stock based employee compensation as well as pro forma disclosure of the effect in interim financial statements. The transition and annual disclosure provision of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for the first interim period ending after December 15, 2002. PICO has not elected to adopt the fair value accounting provisions of SFAS No. 123, but rather has elected to continue accounting for stock-based compensation under the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees."

                  Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 148, the Company's net loss and net loss per share would approximate the following pro forma amounts for the years ended December 31:

                                                                  2003             2002          2001
                                                               ------------     -----------   -----------
Reported net income (loss)                                     $ (3,237,812)    $ 5,929,145   $ 5,113,905
Add: Stock-based compensation recorded, net of tax                3,940,043
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
   net of tax                                                    (8,844,608)       (445,555)     (711,521)
                                                               ------------     -----------   -----------
Pro forma net income (loss)                                    $ (8,142,377)    $ 5,483,590   $ 4,402,384
                                                               ============     ==========    ===========
Reported net income (loss) per share: basic and diluted        $      (0.26)    $      0.48   $      0.41
                                                               ============     ===========   ===========
Pro forma net income (loss) per share: basic and diluted       $      (0.61)    $      0.44   $      0.36
                                                               ============     ===========   ===========

                  The effects of applying SFAS No. 148 in this pro forma disclosure are not indicative of future amounts.

                  The fair value of each SAR granted in 2003 and stock option granted in previous years is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; risk-free interest rate of 1% for grants in 2003 and 6.97% for grants in 2001; expected life of a SAR is estimated at 5 years, expected life of a stock option is generally estimated at 10 years; and volatility of 36% for the 2003 grants and 42% for the 2001 grants. No stock options were granted in 2002.

                  The Black-Scholes valuation model was used in estimating the fair value of the Company's SARs that are fully vested and are non-transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility and estimated life of the SAR. Because the Company SARs have characteristics significantly different from those of any like instrument that is publicly traded, and because changes in the subjective input assumptions can materially change the fair value estimate, management believes the existing model does not necessarily provide a reliable single measure of the fair value of its SARs.

         Comprehensive Income:

                  Comprehensive income or loss includes foreign currency translation, and unrealized holding gains and losses, net of taxes on available for sale securities. The components are as follows:

                                                              December 31,
                                                          2003               2002
                                                      ------------        -----------
     Net unrealized gain on securities                $ 20,879,030        $ 9,999,442
     Foreign currency translation                       (5,595,626)        (6,165,766)
                                                      ------------        -----------
Accumulated other comprehensive income                $ 15,283,404        $ 3,833,676
                                                      ============        ===========

                  The accumulated balance is net of deferred income tax liabilities of $7.2 million and $3.5 million at December 31, 2003 and 2002, respectively.

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

         Recent Accounting Pronouncements:

                  In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee at its fair value. In addition, FIN 45 requires certain disclosures about each of the entity's guarantees. At December 31, 2003, the Company has no guarantees that require the application of FIN 45.

                  In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or if the equity investors lack the characteristics of a controlling financial interest. FIN 46 is effective for variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied in the first interim or annual period beginning after December 15, 2003. Management does not expect the adoption of FIN 46 will have a material effect on the Company's results of operations and financial position.

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

2.       DISCONTINUED OPERATIONS:

                  On March 31, 2003, the sale of Sequoia Insurance Company ("Sequoia") closed for gross proceeds of $43.1 million, which consisted of $25.2 million in cash and a dividend of equity and debt securities previously held by Sequoia with a market value of $17.9 million. The net income from Sequoia included in PICO's condensed consolidated results for the year ended December 31, 2003 was $2.4 million, which is reported as "Income from discontinued operations, net." The Company also recorded a $443,000 gain on sale, net of estimated income taxes of $281,000 and selling costs of $845,000, which is reported as "Gain on disposal of discontinued operations, net" for the year ended December 31, 2003.

                  HyperFeed, a 51% owned subsidiary of the Company, sold its consolidated market data feed service contracts to Interactive Data Corporation for $8.5 million in the fourth quarter of 2003. The gain recorded within discontinued operations is $7 million. This gain is included in the accompanying condensed consolidated statements of operations in the line item titled "Gain on disposal of discontinued operations, net" for the year ended December 31, 2003. In addition, HyperFeed generated income of $659,000 from discontinued operations during the 2003 period HyperFeed was a consolidated subsidiary of the Company. Such amount is included in "Income from discontinued operations, net". The assets and liabilities of this HyperFeed subsidiary are reported as discontinued operations in the December 31, 2003 balance sheet.

                  In accordance with SFAS No. 144, Sequoia's results of operations for all periods presented have been reclassified as discontinued operations in the accompanying consolidated financial statements. Certain major assets and liabilities of Sequoia are grouped and presented on the face of the accompanying 2002 consolidated balance sheet as assets and liabilities of discontinued operations, and results of operations from discontinued operations are shown on the face of the statement of operations as a single line. The following is a detail of Sequoia's results for the period included in the accompanying consolidated financial statements:

                  BALANCE SHEET AT DECEMBER 31, 2002:

                                                    2002
                                                -------------
Cash                                            $     838,851
Investments                                        78,442,627
Premium receivables                                13,973,024
Reinsurance receivables                            26,485,523
Deferred policy acquisition costs                   8,615,621
Intangible assets                                   2,182,777
Other assets                                           42,602
                                                -------------
   Total assets                                   130,581,025

Unpaid loss and loss adjustment expense            49,162,995
Unearned Premiums revenues                         35,687,057
Accrued Expenses and other liabilities              8,398,919
                                                -------------
   Total liabilities                               93,248,971
                                                -------------
Carrying value                                  $  37,332,054
                                                =============

  STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31 (THREE MONTHS ENDED
                               MARCH 31 FOR 2003):

                                                                 2003         2002            2001
                                                             ------------  ------------    ------------
Revenues:
Premium income                                               $ 13,478,457  $ 47,102,301    $ 42,309,724
Net investment income and realized gains/losses                 2,863,487     5,096,002       5,187,166
Other income                                                       91,303       241,195         416,841
                                                             ------------  ------------    ------------
   Total revenues                                              16,433,247    52,439,498      47,913,731

Expenses:
Loss and loss adjustment expenses                               7,657,813    31,175,373      29,231,602
Policy acquisition costs                                        4,163,270    15,048,726      13,047,108
Insurance underwriting and other expenses                         938,341     1,636,727       2,320,563
                                                             ------------  ------------    ------------
   Total expenses                                              12,759,424    47,860,826      44,599,273
                                                             ------------  ------------    ------------
Income before income taxes and cumulative effect                3,673,823     4,578,672       3,314,458
Provision for income taxes                                      1,284,974     1,545,761         996,963
Cumulative effect of change in
   accounting principle, net                                                  (199,105)
                                                             ------------  ------------    ------------
Net income                                                   $  2,388,849  $  2,833,806    $  2,317,495
                                                             ============  ============    ============

Income per common share - basic and diluted                  $       0.19  $       0.23    $       0.19
                                                             ============  ============    ============

3.       INVESTMENTS:

                  At December 31, the cost and carrying value of investments held by continuing operations were as follows:

                                                                  Gross        Gross
                                                                Unrealized   Unrealized     Carrying
2003:                                               Cost          Gains        Losses        Value
                                                -------------  ------------  ----------   ------------
Fixed maturities:
   U.S. Treasury securities
     and obligations of U.S.
     government - sponsored enterprises         $   7,082,293  $    329,102               $  7,411,395
   Corporate securities                            39,610,609       968,512    (48,140)     40,530,981
   Mortgage participation interests                 4,673,000                                4,673,000
                                                -------------  ------------  ---------    ------------
                                                   51,365,902     1,297,614    (48,140)     52,615,376
Equity securities                                  69,745,247    26,811,054   (250,266)     96,306,035
                                                -------------  ------------  ---------    ------------
     Total                                      $ 121,111,149  $ 28,108,668  $(298,406)   $148,921,411
                                                =============  ============  =========    ============

                                                                  Gross        Gross
                                                                Unrealized   Unrealized     Carrying
2002:                                               Cost           Gains       Losses         Value
                                                -------------  ------------  ----------   ------------
Fixed maturities:
   U.S. Treasury securities
     and obligations of U.S.
     government - sponsored enterprises         $   7,157,734  $    486,594               $  7,644,328
   Corporate securities                            34,427,283       822,153                 35,249,436
   Mortgage participation interests                 4,673,000                                4,673,000
                                                -------------  ------------  ---------    ------------
                                                   46,258,017     1,308,747                 47,566,764
Equity securities                                  40,782,699     6,813,729   (166,236)     47,430,192
Investment in unconsolidated affiliates               498,214                                  498,214
                                                -------------  ------------  ---------    ------------
     Total                                      $  87,538,930  $  8,122,476  $(166,236)   $ 95,495,170
                                                =============  ============  =========    ============

                  The amortized cost and carrying value of investments in fixed maturities at December 31, 2003, by contractual maturity, are shown below. Expected maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Amortized              Carrying
                                                    Cost                   Value
                                                -------------           -----------
Due in one year or less                          $ 9,630,934            $ 9,654,002
Due after one year through five years             22,157,496             23,186,806
Due after five years                              14,904,472             15,101,568
Mortgage participation interests                   4,673,000              4,673,000
                                                ------------           ------------
                                                $ 51,365,902           $ 52,615,376
                                                ============           ============

         Net investment income is as follows for each of the years ended December 31:

                                     2003               2002             2001
                                  -----------       -----------       -----------
Investment income:
          Fixed maturities        $ 2,465,683       $ 3,060,988       $ 2,877,173
          Equity securities         1,951,462         1,143,870         1,461,990
          Other                       999,871         1,201,470         1,728,894
                                  -----------       -----------       -----------
     Total investment income        5,417,016         5,406,328         6,068,057
Investment expenses:                  (46,428)          (21,119)          (32,232)
                                  -----------       -----------       -----------
     Net investment income        $ 5,370,588       $ 5,385,209       $ 6,035,825
                                  ===========       ===========       ===========

         Pre-tax net realized gain or loss on investments is as follows for each of the years ended December 31:

                                                             2003               2002                2001
                                                          -----------        -----------       ------------
Gross realized gains:
          Fixed maturities                                $   142,509        $   383,576       $    406,554
          Equity securities and other investments           3,797,245          8,842,416            729,084
                                                          -----------        -----------       ------------
     Total gain                                             3,939,754          9,225,992          1,135,638
                                                          -----------        -----------       ------------
Gross realized losses:
          Fixed maturities                                    (33,960)          (320,949)           (83,949)
          Equity securities and other investments          (1,160,137)        (4,695,411)        (5,926,283)
                                                          -----------        -----------       ------------
     Total loss                                            (1,194,097)        (5,016,360)        (6,010,232)
                                                          -----------        -----------       ------------
     Net realized gain (loss)                             $ 2,745,657        $ 4,209,632       $ (4,874,594)
                                                          -----------        -----------       ------------

                  During 2003, 2002 and 2001, the Company recorded other-than-temporary impairments of $1.1 million, $4.1 million and $3 million, respectively, on equity securities to recognize what are expected to be other-than-temporary declines in value primarily due to the extent and duration of the decline in market values of the equity securities.

                  During 2002, the Company sold its interest in Australian Oil and Gas ("AOG") for a realized gain of $8.8 million in response to a take over bid. The sale proceeds of $21.1 million were received in cash.

                  Accu Holding:

                  At December 31, 2003, the Company owns 28.3% of Accu Holding AG, a Swiss corporation. PICO lacks the ability to exercise significant influence based on consideration of a number of factors and therefore accounts for the holding using SFAS No. 115. In 2003 and 2002, the Company recorded other-than-temporary impairments of $823,000 and $2.2 million, respectively, due to the extent and duration of the decline of Accu's stock price. At December 31, 2003, Accu's market value is $3.1 million.

                  SIHL:

                  In 2001, the Company recorded a pre-tax provision of $2.1 million for an other-than-temporary decline in the market value of this security. During 2002, the stock continued to decline which, combined with an announcement from SIHL that a total sale of the company for more than the current market value of the stock was unlikely, caused the Company to record an additional other-than-temporary impairment of $1.6 million. The charge reduced our basis in SIHL to $768,000, which was equivalent to market value at December 31, 2002. In 2003, the Company recorded an additional other-than-temporary impairment of $293,000. At December 31, 2003 the market value of SIHL is $433,000.

                  Jungfraubahn:

                  At December 31, 2003, the Company owns 130,577 shares of Jungfraubahn, which represents approximately 22.4% of the outstanding shares of Jungfraubahn. At December 31, 2003, the market value of the investment was $26.7 million and had an unrealized gain of $3 million, net of tax. During 2002, the Company acquired 17,505 shares for approximately $2.8 million, and became the largest shareholder in Jungfraubahn. Despite the increase in our shareholding to more than 20%, the Company continues to account for this investment under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At this time, the Company does not believe that it has the requisite ability to exercise "significant influence" over the financial and operating policies of Jungfraubahn, and therefore does not apply the equity method of accounting.

4.       CONSOLIDATION OF HYPERFEED TECHNOLOGIES, INC:

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

Purchase price                                  $    1,200,000
                                                ===============
Allocation of Purchase Price:
Cash                                                 1,221,866
Receivables                                            761,459
Property and equipment, net                          1,551,182
Other assets                                         2,564,765
Accounts payable and accrued liabilities            (3,493,802)
Other liabilities                                      (69,032)
Minority interest                                   (1,336,438)
                                                --------------
                                                $    1,200,000
                                                ==============

                  The following are the unaudited pro forma results of PICO for the years ended December 31, 2003, 2002 and 2001 assuming the acquisition had taken effect at the beginning of the period:

                                                              2003           2002         2001
                                                         --------------  ------------  ------------
Total revenues                                           $   33,098,458   $ 49,070,635  $ 56,906,145
Income (loss) before taxes and minority interest            (15,449,874)       337,367     5,643,294
Net income (loss)                                            (3,514,185)     5,019,980     4,717,665
Net income (loss) per share: basic and diluted           $        (0.28)  $       0.41  $       0.38

                  On October 31, 2003, HyperFeed sold its consolidated market data feed service contracts to Interactive Data Corporation for $8.5 million. The gain recorded within discontinued operations is $7 million. Based on PICO's 51% ownership, net of minority interest, the gain to PICO is approximately $3.6 million.

                  In the third quarter of 2003, HyperFeed completed a 1 for 10 reverse split of its common stock. Consequently, the following share amounts have been adjusted from amounts previously reported.

                  At December 31, 2003, the Company's investment in HyperFeed consisted of 1.5 million shares of common stock, representing 51% of the common shares outstanding; and 310,616 common stock warrants which on a diluted basis would represent an additional 5% voting interest if exercised. At December 31, 2003, the carrying value of the investment in common stock warrants is an estimated fair value of $556,000, using the Black-Scholes option-pricing model. The warrants are reported as a derivative instrument under the provisions of SFAS No. 133 and consequently gains and losses for each period are reflected in the caption "Net Realized Loss on Investments" in the Statement of Operations.

                  The Black-Scholes pricing model incorporates assumptions in calculating an estimated fair value. The following assumptions were used in the computations in each of the three years ended December 31, 2003: no dividend yield for all years; a risk-free interest rate ranging from 1% - 2%; a one year expected life; and a historical cumulative volatility ranging from 109% to 139%.

                  At December 31, 2002, the Company's investment in HyperFeed consisted of 1.1 million shares of common stock, representing 44% of the common shares outstanding; and 310,616 common stock warrants which on a diluted basis would represent an additional 6% voting interest if exercised. During 2002, PICO exercised 94,903 common stock warrants in HyperFeed for $305,000. The common stock was recorded using the equity method of accounting. At December 31, 2002, the carrying value of the investment in common stock was $498,000 after recording losses of $2 million before tax and the common stock warrants are valued at an estimated fair value of $65,000, using the Black-Scholes option-pricing model. The warrants are reported as a derivative instrument under the provisions of SFAS No. 133 and consequently gains and losses for each period are reflected in the caption "Net Realized Loss on Investments" in the Statement of Operations. The difference between the carrying value of the investment and the underlying equity in the net assets or liabilities of HyperFeed is considered goodwill, which is no longer being amortized beginning January 1, 2002. For the year ended December 31, 2002, no goodwill was amortized given the provisions of SFAS No. 142.

                  During the three years ended December 31, 2003, HyperFeed recorded various capital transactions that affected PICO's voting ownership percentage. During 2002, our voting percentage declined slightly due to the issue of new shares for option exercises, and increased by approximately 2% upon PICO's exercise of 94,903 common stock purchase warrants. In 2001, HyperFeed issued 49,100 shares of common stock related to an acquisition which resulted in a dilution gain of $352,000 to PICO. Deferred taxes were recorded on each dilution transaction. These transactions diluted PICO's ownership percentage approximately 1% to 35% at June of 2001 and through the conversion of preferred shares and exercise of warrants, PICO increased its voting ownership to 42.4% by December 31, 2001, and to 44% by December 31, 2002. In 2003, PICO increased its ownership to 51%.

                  The market value of the common shares at December 31, 2003 and 2002 based on the closing price of HyperFeed common stock is $9.5 million and $3.3 million, respectively.

5.       REAL ESTATE AND WATER ASSETS:

                  Through its subsidiary Nevada Land, the Company owns land and the related mineral rights and water rights. Through its subsidiary Vidler, the Company owns land and water rights and water storage assets consisting of various real properties in California, Arizona, Colorado and Nevada. The costs assigned to the various components at December 31, were as follows:

                                                             2003                  2002
                                                         ------------         -------------
Nevada Land:
  Land and related mineral rights and water rights       $ 42,193,587         $  43,973,852
                                                         ------------         -------------

Vidler:
  Water and water rights                                   24,214,843            20,339,440
  Land                                                     35,457,247            43,685,803
  California water storage (Semitropic)                     1,759,739             1,483,238
  Land improvements, net                                    8,644,864             7,308,558
                                                         ------------         -------------
                                                           70,076,693            72,817,039
                                                         ------------         -------------
                                                         $112,270,280         $ 116,790,891
                                                         ============         =============

                  Through November 2008, Vidler is required to make a minimum annual payment for the Semitropic water storage facility of $378,000. These payments are being capitalized and the asset is being amortized over its useful life of thirty-five years. Amortization expense was $102,000 in 2003 and 2002 and $438,000 in 2001. In 2001, Vidler sold approximately 84% of its right, title and interest under the lease for a gain of $5.7 million. As a result, at December 31, 2003 and 2002, Vidler owns the right to store 30,000 acre-feet of water. Vidler is also required to pay annual operating and maintenance charges and for the years ended December 31, 2003, 2002 and 2001, the Company expensed a total of $155,000, $152,000 and $146,000, respectively.

6.       NOTES AND OTHER RECEIVABLES:

                  Notes and other receivables consisted of the following at December 31:

                                                      2003                2002
                                                  ------------         -----------
Notes receivable                                    13,118,122           4,480,001
Trade receivable                                       510,490              51,835
Interest receivable                                    589,322             425,100
Other receivables                                    4,663,211           3,441,602
                                                  ------------         -----------
                                                    18,881,145           8,398,538
Allowance for doubtful accounts                     (2,450,604)         (2,500,604)
                                                  ------------         -----------
                                                  $ 16,430,541         $ 5,897,934
                                                  ============         ===========

                  Notes receivable, primarily from the sale of real estate and water assets ($9.3 million of which are due by December 31, 2004), have a weighed average interest rate of 7.4% and a weighted average life to maturity of approximately 3 years at December 31, 2003.

                  Other accounts receivable includes $2.3 million due from Dominion Capital Pty. Ltd ("Dominion"), which is completely offset by an allowance for doubtful accounts due to the uncertainty surrounding the recovery of the balance.

7.       FEDERAL, FOREIGN AND STATE INCOME TAX:

                  The Company and its U.S. subsidiaries (excluding HyperFeed) file a consolidated federal income tax return. Non-U.S. subsidiaries file tax returns in various foreign countries. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                  Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                      2003                 2002
                                                  ------------         ------------
Deferred tax assets:
   Net operating loss carry forwards              $ 10,077,295         $ 10,042,312
   Capital loss carry forwards                       1,304,859
   Loss reserves                                     5,613,628            5,707,325
   Unrealized depreciation on securities               148,345
   Equity in unconsolidated affiliates                                    2,201,760
   Write down of securities                          3,095,168            3,919,177
   Cumulative loss on SFAS No. 133                   1,346,962              939,807
   Other, net                                        2,183,563            1,734,785
                                                  ------------         ------------
        Total deferred tax assets                   23,769,820           24,545,166
                                                  ------------         ------------
   Deferred tax liabilities:
   Discounting of reserves                           2,823,237            2,823,237
   Unrealized appreciation on securities             6,995,708            2,068,933
   Revaluation of real estate and water assets      10,383,777           11,737,924
   Land sales                                        1,931,688            1,065,315
   Accretion of bond discount                           81,855               81,886
   Capitalized lease                                   279,313              279,313
                                                  ------------         ------------
        Total deferred tax liabilities              22,495,578           18,056,608
                                                  ------------         ------------
   Net deferred tax assets before
        valuation allowance                          1,274,242            6,488,558
   Less valuation allowance                         (1,244,665)            (408,748)
                                                  ------------         ------------
        Net deferred tax asset                    $     29,577         $  6,079,810
                                                  ============         ============

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

                  Pre-tax income (loss) from continuing operations for the years ended December 31 was under the following jurisdictions:

                  2003           2002           2001
             -------------    -----------    -----------
Domestic     $ (12,662,646)   $ 6,639,696    $ 9,193,763
Foreign         (1,230,382)    (3,933,720)    (3,365,730)
             -------------    -----------    -----------
    Total    $ (13,893,028)   $ 2,705,976    $ 5,828,033
             =============    ===========    ===========


                  Income tax expense (benefit) from continuing operations for each of the years ended December 31 consists of the following:

                                                    2003                2002                 2001
                                                ------------         -----------          -----------
Current tax expense (benefit):
U.S. federal                                    $   (326,200)        $ 2,471,607          $  (826,850)
Foreign                                                               (2,412,084)            (614,389)
                                                ------------         -----------          -----------
    Total current tax expense (benefit)             (326,200)             59,523           (1,441,239)
                                                ------------         -----------          -----------
Deferred tax expense (benefit):
U.S. federal                                    $   (177,746)        $ 5,334,617          $ 4,179,761
Foreign                                             (698,461)         (3,344,575)            (329,021)
                                                ------------         -----------          -----------
    Total deferred tax expense (benefit)            (876,207)          1,990,042            3,850,740
                                                ------------         -----------          -----------
    Total income tax expense (benefit)          $ (1,202,407)        $ 2,049,565          $ 2,409,501
                                                ============         ===========          ===========

                  The difference between income taxes provided at the Company's federal statutory rate and effective tax rate is as follows:

                                                                     2003               2002                2001
                                                                 ------------        -----------         -----------
Federal income tax provision (benefit) at statutory rate         $ (4,723,807)         $ 920,032         $ 1,981,531
Change in valuation allowance                                         835,917         (2,980,872)           (367,434)
Write off of NOL's previously valued and other items                  493,420          2,264,119
Foreign rate differences                                              243,870            854,064
Permanent differences                                               1,948,193            992,222           1,354,545
Settlement of tax appeal                                                                                    (495,976)
Amortization of goodwill                                                                                     (63,165)
                                                                 ------------        -----------         -----------
  Total                                                          $ (1,202,407)       $ 2,049,565         $ 2,409,501
                                                                 ============        ===========         ===========

                  Provision has not been made for U.S. or additional foreign tax on the $2.5 million of undistributed earnings of foreign subsidiaries. It is not practical to estimate the amount of additional tax that might be payable. Rate differences within the difference between statutory and effective tax rates reflect foreign results taxed at the local statutory rate, which can be as much as 20% lower than the US statutory rate of 34%. At December 31, 2003 and 2002, the Company had no material federal income tax payable or receivable. As of December 31, 2003, the Company has net operating loss carryforwards of $30.8 million, which includes $3.7 million of which that may not be utilized due to certain limitation imposed by current tax law .

                  The Company has consolidated NOL's that expire as follows:

   EXP DATE                              NOL
   --------                              ---
  12/31/2009                         6,695,792
  12/20/2011                           619,708
  12/31/2017                         4,881,041
  12/31/2018                             2,441
   3/30/2019                           292,896
  12/31/2019                         1,592,516
   6/17/2020                         3,633,691
   6/30/2020                           445,444
  12/31/2020                         6,644,738
   6/30/2021                         1,013,710
  12/31/2023                         4,974,173
                                    ----------
                                    30,796,150
Valuation allowance                 (3,660,779)
                                    ----------
  TOTAL                             27,135,371
                                    ==========

8.       PROPERTY AND EQUIPMENT:

                  The major classifications of the Company's fixed assets are as follows at December 31:

                                                    2003               2002
                                                 -----------        -----------
Office furniture, fixtures and equipment         $ 6,760,616        $ 3,555,103
Building and leasehold improvements                1,870,473          1,333,025
                                                 -----------        -----------
                                                   8,631,089          4,888,128
Accumulated depreciation                          (5,513,568)        (2,744,382)
                                                 -----------        -----------
Property and equipment, net                      $ 3,117,521        $ 2,143,746
                                                 ===========        ===========

                  Depreciation expense was $1.1 million, $456,000, and $598,000 in 2003, 2002, and 2001, respectively.

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

         Stock Appreciation Rights Plan

                  PICO Holdings 2003 Stock Appreciation Rights Plan. On July 2, 2003, all 1,687,242 outstanding stock options were voluntarily surrendered by employees and directors. On July 17, 2003, the Company's shareholders voted to adopt the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program (the "SAR program") to replace the Company's stock option plans and call option agreements. Upon adoption of the SAR program, all 355,539 outstanding options under call option agreements were also surrendered by the holders. The maximum number of SARs issuable under the SAR program may not exceed 2,042,781. 1,962,781 were issued to the prior option holders upon adoption of the SAR program at an exercise price equal to that of the surrendered options. In future periods, in the case of "in the money" SARs (i.e., the market price of PICO stock is higher than the exercise price of the SAR), a charge or benefit is recorded in the Company's consolidated financial statements. The charge or benefit will recognize the change during the period in the difference between the exercise price of "in the money" SARs and the market value of PICO stock at the end of the period.

                  A summary of the status of the Company's stock options is presented below for the years ended December 31:

                                               2003                         2002                           2001
                                   --------------------------  ----------------------------   ------------------------------
                                                   Weighted                      Weighted                        Weighted
                                      Shares        Average        Shares         Average         Shares          Average
                                    Underlying     Exercise      Underlying      Exercise       Underlying       Exercise
                                      Options       Prices         Options        Prices          Options         Prices
                                   --------------  ----------  ----------------  ----------   ----------------  ------------
Outstanding at beginning of year       1,687,242      $14.57         1,780,720     $ 14.60          1,834,599       $ 14.93
Granted                                                                                               155,000         15.00
Exercised                                                              (17,700)      13.45
Canceled / expired / exchanged        (1,687,242)      14.57           (75,778)      15.62           (208,879)        17.72
                                   -------------               ---------------                ---------------
Outstanding at end of year                                           1,687,242       14.57          1,780,720         14.60
Exercisable at end of year                                           1,668,909       14.57          1,349,312         14.48
Weighted-average fair value
     of options granted during
     the year                                                                                                        $ 8.52
                                                                                                                ===========

10.      REINSURANCE:

                  In the normal course of business, the Company's insurance subsidiaries have entered into various reinsurance contracts with unrelated reinsurers. The Company's insurance subsidiaries participate in such agreements for the purpose of limiting their loss exposure and diversifying risk. Reinsurance contracts do not relieve the Company's insurance subsidiaries from their obligations to policyholders. All reinsurance assets and liabilities are shown on a gross basis in the accompanying consolidated financial statements. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Such amounts are included in "reinsurance receivables" in the consolidated balance sheets at December 31 as follows:

                                                                 2003              2002
                                                             -----------        -----------
Estimated reinsurance recoverable on:
Unpaid losses and loss adjustment expense                    $17,490,157        $ 7,780,432
Reinsurance recoverable on paid losses and loss expenses         223,855             52,276
                                                             -----------        -----------
     Reinsurance receivables                                 $17,714,012        $ 7,832,708
                                                             ===========        ===========

                  Unsecured reinsurance risk is concentrated in the companies shown in the table below. The Company remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

                CONCENTRATION OF REINSURANCE AT DECEMBER 31, 2003

                                               Reported         Unreported         Reinsurer
                                                Claims            Claims            Balances
                                              -----------       -----------       ------------
TIG Reinsurance Group                         $   312,612       $   396,370       $    708,982
Medical Assurance Company                       2,328,221         1,005,718          3,333,939
General Reinsurance                             4,272,706         8,151,692         12,424,398
National Reinsurance Corporation                  226,909                              226,909
North Star Reinsurance Corp.                      356,753            39,700            396,453
Swiss American Reinsurance Corporation            356,753            39,700            396,453
                                              -----------       -----------       ------------
                                              $ 7,853,954       $ 9,633,180       $ 17,487,134
                                              ===========       ===========       ============

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

                  In 1994, the Company entered into a retroactive reinsurance arrangement with respect to its MPL business. As a result, Physicians initially recorded a deferred gain on retroactive reinsurance of $3.4 million in 1994. Deferred gains were amortized into income over the expected payout of the underlying claims using the interest method. Deferred gains of $439,000, and $530,000 in 2002 and 2001, respectively, were recorded in income. At December 31, 2002 the deferred gain was fully amortized.

                  The following is a summary of the net effect of reinsurance activity on the consolidated financial statements for each of the years ended December 31:

                                                              2003            2002            2001
                                                            ---------     -----------      ------------
Direct premiums written                                                   $        21      $    (18,918)
Reinsurance premiums assumed                                                      427               804
Reinsurance premiums ceded                                                    (42,217)          704,158
                                                                          -----------      ------------
     Net premiums written                                                 $   (41,769)     $    686,044
                                                                          ===========      ============
Direct premiums earned                                                             27           274,978
Reinsurance premiums assumed                                                      394               816
Reinsurance premiums ceded                                                    (42,217)          704,158
                                                                          -----------      ------------
     Net premiums earned                                                  $   (41,796)     $    979,952
                                                                          ===========      ============
Losses and loss adjustment expenses incurred (recovered):
     Direct                                                 4,941,702         859,948        (9,190,670)
     Assumed                                                  137,376         (49,314)          (63,091)
     Ceded                                                   (412,054)     (3,156,948)       (1,675,521)
                                                            ---------     -----------      ------------
Net losses and loss adjustment expense (recovery)           4,667,024      (2,346,314)      (10,929,282)
                                                            =========     ===========      ============

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

                  Physicians prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Ohio Department of Insurance ("Ohio Department"). Citation prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the California Department of Insurance. Prescribed statutory accounting practices include guidelines contained in various publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Ohio Department's prescribed accounting practices do not allow for discounting of claim liabilities. Activity in the reserve for unpaid claims and claim adjustment expenses was as follows for each of the years ended December 31:

                                                       2003               2002                2001
                                                  ------------        ------------         ------------
Balance at January 1                              $ 52,703,113        $ 61,537,910         $ 84,383,854
     Less reinsurance recoverable                   (7,780,432)         (7,474,854)          (9,387,965)
                                                  ------------        ------------         ------------
          Net balance at January 1                  44,922,681          54,063,056           74,995,889
                                                  ------------        ------------         ------------
Incurred loss and loss adjustment expenses
     for current accident year claims                                          117              172,003
Incurred loss and loss adjustment expenses
     (recoveries) for prior accident year claims     4,667,024          (1,907,552)         (10,571,292)
Retroactive reinsurance                                                   (438,879)            (529,993)
                                                  ------------        ------------         ------------
     Total incurred (recovered)                      4,667,024          (2,346,314)         (10,929,282)
                                                  ------------        ------------         ------------
Effect of retroactive reinsurance                                          438,879              529,993
                                                  ------------        ------------         ------------
Payments for claims occurring during:
     Current accident year                                                     (50)             (54,591)
     Prior accident years                           (6,215,978)         (7,232,890)         (10,478,953)
                                                  ------------        ------------         ------------
          Total paid                                (6,215,978)         (7,232,940)         (10,533,544)
                                                  ------------        ------------         ------------
Net balance at December 31                          43,373,727          44,922,681           54,063,056
Plus reinsurance recoverable                        17,490,157           7,780,432            7,474,854
                                                  ------------        ------------         ------------
Balance at December 31                            $ 60,863,884        $ 52,703,113         $ 61,537,910
                                                  ============        ============         ============

                  In 1997, Citation ceded its workers' compensation business to Fremont Indemnity Company ("Fremont"). On July 2, 2003 Fremont was placed in liquidation and as a result Citation recorded a provision of $7.5 million of reinsurance recoverable from Fremont, which is included in incurred loss and loss adjustment expenses for the year ended December 31, 2003. In addition, during the year, Citation also recorded adverse development in its property and casualty business of $3.9 million. The $11.4 million in negative development in Citation is offset by $6.7 million of positive development within Physicians' medical professional liability loss reserves, reduced after actuarial analysis concluded that Physicians' reserves against claims were significantly greater than the actuary's projections of future claims payments. During 2001, medical professional liability insurance claims reserves, net of reinsurance, decreased from $51.6 million to $34.9 million and during 2002 decreased from $34.9 million to $30.3 million. Actuarial analysis of Physicians' loss reserves concluded that Physicians' reserves against claims were significantly greater than the actuary's projections of future claims payments. Accordingly, Physicians reduced its claims reserves by approximately $11.2 million in 2001.

12.      EMPLOYEE BENEFIT PLAN:

                  PICO maintains a 401(k) defined contribution plan covering substantially all employees of the Company. Matching contributions are based on a percentage of employee compensation. In addition, the Company may make a discretionary contribution at the end of the Plan's fiscal year within limits established by the Employee Retirement Income Securities Act. Total contribution expense for the year ended December 31, 2003, 2002 and 2001 was $427,000, $837,000, and $855,000,
         respectively.

13.      REGULATORY MATTERS:

                  The regulations of the Departments of Insurance in the states where the Company's insurance subsidiaries are domiciled generally restrict the ability of insurance companies to pay dividends or make other distributions. Based upon statutory financial statements filed with the insurance departments as of December 31, 2003, $7.7 million was available for distribution by the Company's wholly-owned insurance subsidiaries to the parent company without the prior approval of the Department of Insurance in the states in which the Company's insurance subsidiaries are domiciled.

14.      COMMITMENTS AND CONTINGENCIES:

                  The Company leases some of its offices under non-cancelable operating leases that expire at various dates through October 2008. Rent expense for office space was $323,000 in 2003 and $1 million in 2002 and 2001.

                  Vidler is party to a lease to acquire 30,000 acre-feet of underground water storage privileges and associated rights to recharge and recover water located near the California Aqueduct, northwest of Bakersfield. The agreement requires a minimum payment of $378,000 per year adjusted annually by the engineering price index until 2007. PICO signed a Limited Guarantee agreement with Semitropic Water Storage District ("Semitropic") that requires PICO to guarantee Vidler's annual obligation up to $519,000, adjusted annually by the engineering price index.

                  Future minimum payments under all leases for the years ending December 31, are as follows:

   2004               $   919,823
   2005                   833,039
   2006                   594,293
   2007                   551,044
   2008                   176,700
Thereafter              3,111,000
                      -----------
Total                   6,185,899
                      ===========

                  In 2000, PICO Holdings loaned a total of $2.2 million to Dominion Capital Pty. Ltd. ("Dominion Capital"), a private Australian company. In 2001, $1.2 million of the loans became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO has commenced a legal action through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing legal action, and our ability to realize the assets collateralizing the loans, PICO has recorded an allowance for the total outstanding balance of $2.3 million for the loans and interest. The court appointed receiver is in the process of ascertaining Dominion Capital's assets and liabilities. PICO has been awarded summary judgment in relation to the principal and interest on the loan for $1.2 million and as a result, Dominion Capital has been placed in receivership. A trial was held in July 2003 concerning both loans, and the Company is awaiting judgment from the Australian court.

                  Global Equity S.A, the Company's wholly owned Swiss domiciled subsidiary has made a commitment to Accu Holding AG to participate with other shareholders of Accu in raising capital which is expected to occur in 2004. The maximum commitment for Global Equity is $1.9 million (2.3 million CHF).

                  In 1997, pursuant to a Quota Share Reinsurance Agreement, Citation ceded its workers' compensation insurance business to Fremont Indemnity Company ("Fremont"). Fremont maintained a security deposit for the benefit of claimants under workers' compensation insurance policies issued, or assumed, by Fremont. A portion of that deposit was specifically allocated for the benefit of Citation. Consequently, Citation reduced its own workers' compensation insurance reserves by the amount of the deposit. On June 4, 2003, the Superior Court of the State of California for the County of Los Angeles entered an Order of Conservation over Fremont and appointed the California Department of Insurance Commissioner as the conservator. Pursuant to such order, the Commissioner was granted authority to take possession of all of Fremont's assets, including the Citation deposit. On July 2, 2003, the Liquidation Court entered an Order appointing the Commissioner as liquidator of Fremont.

                  Under Citation's interpretation of the applicable law, the Citation Allocated Deposit assets are required to be (i) held by the Commissioner in trust, "separate and apart" from Fremont's general account and other assets of its Estate, and (ii) applied solely towards the payment of the assumed claims and allocated claims expenses arising from the workers' compensation insurance policies that Citation ceded/transferred to Fremont and its predecessor-in-interest. Citation requested that the Commissioner, in his capacity as the Liquidator, (i) maintain the Citation Allocated Deposit assets separate and apart from other assets of the Estate and (ii) apply the same solely to the payment of the direct and assumed claims and allocated claims expenses arising from the workers' compensation insurance liabilities that Citation ceded/transferred to CNIC and Fremont. Alternatively, Citation requested that the Commissioner pay Citation's ceded liabilities from the totality of Fremont's Special Schedule P Deposit on a pari passu basis with Fremont's direct and assume workers' compensation claims and allocated claims expenses.

                  The Commissioner has refused to comply with Citation's request; instead, the Commissioner indicated that he intended to transfer the Citation deposit to the California Insurance Guarantee Association ("CIGA").

                  Citation concluded that, because Fremont had been placed in liquidation, Citation was no longer entitled to take a reinsurance credit for the Citation deposit under the statutory basis of accounting. Consequently, during 2003 Citation reversed $7.5 million reinsurance recoverable from Fremont in its financial statements prepared on the statutory basis of accounting. In addition, Citation made a corresponding provision for the reinsurance recoverable from Fremont for GAAP purposes. Accordingly, Citation has, for both its statutory and GAAP financial statements, provided for the reinsurance recoverable from Fremont on its workers' compensation policy liabilities.

                  Under the circumstances, it appears that Citation must litigate its claim to the Citation deposit. To date, Citation has not filed a claim seeking the benefit. In the event that Citation asserts, but fails to prevail on such a claim, it is unlikely to receive any distribution from Fremont or any credit for the Citation deposit. If, however, Citation prevails on such a claim, it may obtain the benefit, directly or indirectly, of the Citation deposit, as well as other relief.

                  The Company is presently unable to predict the outcome of this dispute with a reasonable degree of certainty.

                  The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

15.      RELATED-PARTY TRANSACTIONS:

                  The employment agreements entered into with Ronald Langley and John R. Hart in 1997 and renewed for 4 years on January 1, 2002 provide for annual base salaries of $800,000 subject to annual adjustment in January of each year in the same percentage applicable to PICO's other staff members in an amount deemed adequate to provide for inflation, cost of living, and merit increases based on the CPI and major compensation studies. Each is also entitled to an incentive award based on the growth of the Company's book value per share in excess of a threshold that is calculated as 80% of the previous five year average total return for the S&P 500. The growth in book value per share exceeded the threshold in 2003 and 2002 and an award was accrued in the accompanying consolidated financial statements of $935,000 and $1.5 million, respectively. No award was accrued during 2001 under this program.

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

                  On March 6, 1996, Charles E. Bancroft, the President and Chief Executive Officer of Sequoia entered into an incentive agreement with Sequoia after its acquisition by Physicians. Under the terms of this incentive agreement, Mr. Bancroft was to receive a payment equal to ten percent of the increase in Sequoia's value upon his retirement, removal from office for reasons other than cause, or the sale of Sequoia to a third party. The Company recorded compensation expense related to this arrangement of $105,000, $283,000, and $250,000 during the years ended December 31, 2003, 2002 and 2001, respectively. The total accrued balance of $1.3 million was paid upon completion of the sale of Sequoia, which closed on March 31, 2003.

                  The Company entered into an agreement with its president and chief executive officer, and certain other officers and Directors to defer compensation into Rabbi Trust accounts held in the name of the Company. The total value of the Rabbi

         Trusts of $1.5 million, of which $537,000 represents PICO stock, is included within the Company's consolidated balance sheets (John Hart 19,940 PICO shares, Dr. Richard Ruppert 2,272 PICO shares, John Weil 5,227 PICO shares, Robert Broadbent 5,266 PICO shares, and Carlos Campbell 1,557 PICO shares). The trustee for the accounts is Huntington National Bank. Each account contains various assets, including PICO stock. The accounts are subject to the claims of outside creditors, and any PICO stock held in the accounts is reported as treasury stock in the consolidated financial statements.

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

                  The Company and its wholly-owned insurance subsidiaries' policyholders' surplus and net income (loss) as of and for the years ended December 31, 2003, 2002 and 2001 on the statutory accounting basis are as follows:

                                                2003                2002               2001
                                            ------------        ------------        -----------
                                            (Unaudited)
Physicians Insurance Company of Ohio:
     Statutory net income (loss)            $  7,659,200        $ (4,856,572)       $ 5,412,626
     Policyholders' surplus                   45,778,599          42,266,183         42,859,837
Sequoia Insurance Company: (1)
     Statutory net loss                                         $ (1,499,260)       $   (50,861)
     Policyholders' surplus                                       32,301,520         29,271,877
Citation Insurance Company:
     Statutory net income (loss)            $ (7,589,951)       $  1,641,070        $ 2,317,209
     Policyholders' surplus                   14,303,039          17,665,606         16,629,106

         (1) Sequoia Insurance Company is classified as discontinued operations.

17.      SEGMENT REPORTING:

                  PICO Holdings, Inc. is a diversified holding company. The Company acquire businesses which management believes are undervalued at the time, and have the potential to provide a superior rate of return over time, after considering the risk involved. The Company's over-riding objective is to generate superior long-term growth in shareholders' equity, as measured by book value per share. The Company accounts for segments as described in the significant accounting policies in Note 1.

                  Currently the major businesses are owning and developing water rights and water storage operations through Vidler Water Company, Inc.; owning and developing land and the related mineral rights and water rights through Nevada Land & Resource Company, LLC; "running off" the property and casualty and workers' compensation loss reserves of Citation Insurance Company and the medical professional liability loss reserves of Physicians Insurance Company of Ohio; and the acquisition and financing of businesses.

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

         Land and Related Mineral Rights and Water Rights

                  PICO is engaged in land and related mineral rights and water rights operations through its subsidiary Nevada Land. Nevada Land owns approximately 1.1 million acres of land and related mineral and water rights in northern Nevada. Revenue is generated by land sales, land exchanges and leasing for grazing, agricultural and other uses. Revenue is also generated from the development of water rights and mineral rights in the form of outright sales and royalty agreements.

         Insurance Operations in Run Off

                  This segment is comprised of Physicians Insurance Company of Ohio and Citation Insurance Company.

                  Until 1995, Physicians and its subsidiaries wrote medical professional liability insurance, mostly in the state of Ohio. Physicians has stopped writing new business and is in "run off." This means that it is handling claims arising from historical business, and selling investments when funds are needed to pay claims.

                  In the past, Citation wrote commercial property and casualty insurance in California and Arizona and workers' compensation insurance in California. Citation ceded all its workers' compensation business in 1997, and ceased writing property and casualty business in December 2000 and is run off.

                  In this segment, revenues come from premiums earned on policies written and investment income on the assets held by the insurance companies. As expected during the run-off process, the bulk of this segment's revenues come from investment income. Investments directly related to the insurance operations are included within those segments. The assets of Sequoia, reported as discontinued operations for all periods presented, are included within the Insurance Run Off segment in those years as the equity of the discontinued operations was owned by Physicians. Sequoia was sold on March 31, 2003.

         HyperFeed Technologies, Inc.

                  HyperFeed is a developer and provider of software, ticker plant technologies and managed services to the financial markets industry. PICO owns approximately 51% of the outstanding voting stock of HyperFeed.

         Business Acquisitions and Financing

                  This segment contains businesses, interests in businesses, and other parent company assets.

                  PICO seeks to acquire businesses which are undervalued based on fundamental analysis -- that is, the assessment of what the company is worth, based on the private market value of its assets, and/or earnings and cash flow. The Company has acquired businesses and interests in businesses through the purchase of private companies and shares in public companies, both directly through participation in financings and from open market purchases. The business must have special qualities, such as unique assets, a potential catalyst for change, or it is in an industry with attractive characteristics. When buying a company, the

Company has a long term horizon, typically 5 years or more; however, the Company is prepared to sell if the price received exceeds the return; the Company expects to earn if held.

Segment information by major operating segment follows:

                                   Land and Related   Water Rights     Insurance        Business
                                    Mineral Rights      and Water    Operations in   Acquisitions &
                                   and Water Rights     Storage         Run Off         Finance        HyperFeed     Consolidated
                                   --------------------------------------------------------------------------------  -------------
2003:
Revenues                            $   5,889,560     $  16,815,624  $   3,244,748    $   5,548,563   $   1,379,846   $ 32,878,341
Income (loss) before income taxes       2,004,626          (543,146)    (2,902,354)      (8,111,741)     (4,340,413)   (13,893,028)
Identifiable assets                    46,267,828        88,134,979    118,351,511       68,278,691       9,864,258    330,897,267
Depreciation and amortization              82,344         1,020,341         22,551           63,511         591,772      1,780,519
Capital expenditures                       44,496         2,447,180          3,577           77,186         232,961      2,805,400

2002:
Revenues                            $   4,414,084     $  13,777,016  $   2,625,420    $   8,457,719                    $29,274,239
Income (loss) before income taxes         483,513          (897,344)     4,299,987       (1,180,180)                     2,705,976
Identifiable assets                    60,406,824        82,428,762    219,325,970       34,006,655                    396,168,211
Depreciation and amortization              83,605           953,186         27,267           51,658                      1,115,716
Capital expenditures                      188,197           593,863         11,040           42,438                        835,538

2001:
Revenues (charges)                  $   3,221,433     $  17,964,295  $   6,036,784    $  (3,662,084)                   $23,560,428
Income (loss) before income taxes         131,385         4,988,994     15,996,147      (15,288,493)                     5,828,033
Identifiable assets                    59,682,078        97,215,882    181,532,258       35,988,546                    374,418,764
Depreciation and amortization              57,901         1,284,611       (502,330)         246,547                      1,086,729
Capital expenditures                       42,556         2,457,267                          76,097                      2,575,920

Segment information by geographic region follows:

                                         States              Europe           Australia        Consolidated
                                      ---------------------------------------------------      -------------
2003
Revenues                              $  32,722,143      $     156,198                         $  32,878,341
Income (loss) before income taxes       (12,662,646)        (1,230,382)                          (13,893,028)
Identifiable assets                     285,378,620         45,518,647                           330,897,267
Depreciation and amortization             1,780,519                                                1,780,519
Capital expenditures                      2,805,400                                                2,805,400

2002
Revenues (charges)                    $  31,943,501      $  (2,669,262)                        $  29,274,239
Income (loss) before income taxes         6,611,242         (3,905,266)                            2,705,976
Identifiable assets                     360,469,577         35,698,634                           396,168,211
Depreciation and amortization             1,115,716                                                1,115,716
Capital expenditures                        835,538                                                  835,538

2001
Revenues (charges)                    $  24,099,049      $    (928,422)     $     389,801      $  23,560,428
Income before income taxes                5,880,863            (52,830)                            5,828,033
Identifiable assets                     341,371,349         25,558,071          7,489,344        374,418,764
Depreciation and amortization             1,086,729                                                1,086,729
Capital expenditures                      2,575,920                                                2,575,920

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

       - INVESTMENTS: Fair values are estimated based on quoted market prices, or dealer quotes for the actual or comparable securities. Fair value of warrants to purchase common stock of publicly traded companies is estimated based on values determined by the use of accepted valuation models. Fair value for equity securities that do not have a readily determinable fair value is estimated based on the value of the underlying common stock. The Company regularly evaluates the carrying value of securities to determine whether there has been any diminution in value that is other-than-temporary and adjusts the value accordingly.

       - INVESTMENT IN AFFILIATE: Investments in which the Company owns between 20% and 50%, and/or has the ability to significantly influence the operations and policies of the investee, are carried on the equity method. The balance of the investment is regularly evaluated for impairment by comparing the carrying value to quoted market prices.

       - BANK AND OTHER BORROWINGS: Carrying amounts for these items approximate fair value because current interest rates and, therefore, discounted future cash flows for the terms and amounts of loans disclosed in Note 19, are not significantly different from the original terms.

                                                           December 31, 2003                      December 31, 2002
                                                  ----------------------------------    ---------------------------------
                                                     Carrying           Estimated          Carrying         Estimated
                                                      Amount            Fair Value          Amount          Fair Value
                                                  --------------      --------------    ---------------   ---------------
Financial assets:
   Fixed maturities                               $   52,615,376      $   52,615,376    $    47,566,764   $    47,566,764
   Equity securities                                  96,306,035          96,306,035         47,430,192        47,430,192
   Investment in unconsolidated affiliates                                                      498,214         3,308,066
   Cash and cash equivalents                          24,348,693          24,348,693         22,079,082        22,079,082
Financial liabilities:
   Bank and other borrowings                          15,376,640          15,376,640         14,636,017        14,636,017

19.    BANK AND OTHER BORROWINGS:

          At December 31, 2003 and 2002, bank and other borrowings consisted of loans and promissory notes incurred to finance the purchase of land and equity securities. The weighted average interest rate on these borrowings was approximately 5.1% and 5.4% at December 31, 2003, and 2002, respectively, with principal and interest due throughout the term.

                                              2003             2002
                                          -------------    ------------
3.27% (3.33% in 2002) Swiss loans         $  10,079,021    $   8,804,790
7% - 8% Notes due:
   2003                                                          137,011
   2007 - 2008                                  263,664          179,947
8.5% Notes due:
   2004                                       1,042,571        1,114,848
   2005 - 2009                                2,821,265        2,988,091
   2019                                         750,217          772,076
9% - 10% Notes due:
   2003                                                          183,366
   2008                                         419,902          455,888
                                          -------------    -------------
                                          $  15,376,640    $  14,636,017
                                          =============    =============

          Global Equity SA has a loan facility with a Swiss bank which matures by May 2006, for a maximum of $10.1 million (12.5 million CHF) based on a margin not higher than 30% of the securities deposited with the bank. It is anticipated the Company will refinance the loan facility when it becomes due. The actual amount available is dependent on the value of the collateral held after a safety margin established by the bank. It may be used as an overdraft or for payment obligations arising from securities transactions. At December 31, 2003 and 2002, $10.1 million bearing interest at 3.27% and $8.8 million bearing interest at 3.33% is outstanding. Subsequent to year end, the Company established an additional line of credit to borrow a further $2.4 million bearing interest at 3.32% (3 million CHF).

          At December 31, 2003 and 2002, $5.2 million and $5.8 million, respectively, of the total outstanding borrowings was reported within Vidler, primarily incurred to finance the acquisition of lands in the Harquahala Valley in Arizona. The weighted average interest rate of these notes is 8.5% and is collateralized by the purchased properties.

          The Company's future minimum principal debt repayments for the years ending December 31 are as follows:

2004                      $ 1,412,374
2005                          372,978
2006                       10,483,609
2007                          381,580
2008                          802,731
Thereafter                  1,923,368
-------------------------------------
  Total                   $15,376,640
                          ===========

20.      CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLE:

          Effective July 1, 2001 the Company adopted SFAS No. 141, "Business Combinations," and effective January 1, 2002, SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 is reflected in Company's consolidated financial statements as a cumulative effect of change in accounting principle. The cumulative adjustment of $2 million is comprised of a gain from recognizing negative goodwill of $2.8 million offset by write-offs of goodwill of $800,000. Had the Company ceased amortizing goodwill as of the first day of the earliest period presented, net income or loss for each of the years ended December 31, would be as follows:

                                                                       2002                  2001
                                                                   -----------           -----------
Net income as reported                                              5,929,145              5,113,905
Amortization of goodwill, net                                                                321,152
Cumulative effect of change in accounting principle                 (1,984,744)
                                                                   -----------           -----------
Pro forma net income                                                 3,944,401             5,435,057
                                                                   ===========           ===========

Net income per share
   basic and diluted as reported                                   $      0.48           $      0.41
Amortization of goodwill, net                                                                   0.03
Cumulative effect of change in accounting principle                      (0.16)
                                                                   -----------           -----------
Adjusted net income per share                                      $      0.32           $      0.44
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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.      CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CODE OF ETHICS OF REGISTRANT

     The information required by this item regarding directors will be set forth in the section headed "Election of Directors" in our definitive proxy statement with respect to our 2004 annual meeting of shareholders, to be filed on or before April 30, 2004 and is incorporated herein by reference. The information required by this item regarding the Company's code of ethics will be set forth in the section headed "Code Of Ethics" in our definitive 2004 proxy statement and is incorporated herein by reference. Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be set forth in the section headed "Executive Compensation" in our 2004 definitive proxy statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be set forth in the section headed "Security Ownership of Certain Beneficial Owners and Management" in our 2004 definitive proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be set forth in the section headed "Certain Relationships and Related Transactions" and "Compensation Committee, Interlocks and Insider Participation" in our definitive 2004 proxy statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item will be set forth in the section headed "Fees Paid to Deloitte & Touche, LLP" in our definitive 2004 proxy statement and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

               1.    FINANCIAL STATEMENTS.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports ................................................     62-63
Consolidated Balance Sheets as of December 31, 2003 and 2002 .................     64-65
Consolidated Statements of Operations for the Years
      Ended December 31, 2003, 2002 and 2001 .................................        66
Consolidated Statements of Shareholders' Equity
      for the Years Ended December 31, 2003, 2002 and 2001 ...................     67-69
Consolidated Statements of Cash Flows for the Years
      Ended December 31, 2003, 2002 and 2001 .................................        70
Notes to Consolidated Financial Statements ...................................     71-96

               2.    FINANCIAL STATEMENT SCHEDULES.

Independent Auditors' Report ................................................           99
Schedule I - Condensed Financial Information of Registrant ...................     100-101
Schedule II - Valuation and Qualifying Accounts ..............................         102
Schedule V - Supplementary Insurance Information .............................     103-105

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Board of Directors of PICO Holdings, Inc.

We have audited the consolidated financial statements of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 9, 2004, which report includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets in 2002; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 15(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Diego, California
March 9, 2004

                                   SCHEDULE I

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                                                                                   December 31,   December 31,
                                                                                       2003          2002
                                                                                  -------------   -------------
ASSETS

Cash and cash equivalents                                                         $   6,646,086   $  13,430,400
Investments in subsidiaries                                                         159,428,214     144,352,868
Equity securities and other investments                                              33,111,733      27,682,994
Deferred income taxes                                                                 7,852,006       5,483,344
Other assets                                                                         39,409,614      38,683,506
                                                                                  -------------   -------------
     Total assets                                                                 $ 246,447,653   $ 229,633,112
                                                                                  =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expense and other liabilities                                             $  17,287,251   $   8,601,408
                                                                                  -------------   -------------

Common stock, $.001 par value, authorized 100,000,000 shares: issued 16,801,923
     at December 31, 2003 and at December 31, 2002                                       16,802          16,802
Additional paid-in capital                                                          236,082,703     236,082,703
Accumulated other comprehensive income                                               15,283,404       3,833,676
Retained earnings                                                                    56,082,903      59,320,715
                                                                                  -------------   -------------
                                                                                    307,465,812     299,253,896
Less treasury stock, at cost (2003: 4,428,389 shares and 2002: 4,422,681 shares)    (78,305,410)    (78,222,192)
                                                                                  -------------   -------------
     Total shareholders' equity                                                     229,160,402     221,031,704
                                                                                  -------------   -------------
     Total liabilities and shareholders' equity                                   $ 246,447,653   $ 229,633,112
                                                                                  =============   =============

 This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 2003 Form 10-K

                                   SCHEDULE I

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                  2003           2002           2001
                                                              ------------   ------------   ------------
Investment income net                                         $  6,417,240   $ 13,913,246   $  3,058,533
Equity in income (loss) of subsidiaries                         (8,528,754)    (1,422,091)     8,424,280
                                                              ------------   ------------   ------------
     Total revenues (charges)                                   (2,111,514)    12,491,155     11,482,813
Expenses                                                        15,017,239      9,862,307      8,587,153
                                                              ------------   ------------   ------------
Income (loss) from continuing operations before income taxes   (17,128,753)     2,628,848      2,895,660
Provision (benefit) for income taxes                            (3,392,527)     1,518,253       (881,321)
                                                              ------------   ------------   ------------
Income (loss) before cumulative effect                         (13,736,226)     1,110,595      3,776,981
Income from discontinued operations, net                        10,498,414      2,833,806      2,317,495
Cumulative effect of accounting change, net                                     1,984,744       (980,571)
                                                              ------------   ------------   ------------
Net income (loss)                                             $ (3,237,812)  $  5,929,145   $  5,113,905
                                                              ============   ============   ============

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  2003           2002           2001
                                                                              ------------   ------------   ------------
Cash flow from operating activities:
     Net income (loss)                                                        $ (3,237,812)  $  5,929,145   $  5,113,905
     Adjustments to reconcile net income (loss) to net cash used or provided by operating activities:
            Equity in (income) loss of subsidiaries                              8,528,754      1,422,091     (8,424,280)
            Income from discontinued operations, net                           (10,498,414)    (2,833,806)    (2,317,495)
            Cumulative effect of accounting change, net                                        (1,984,744)       980,571
          Changes in assets and liabilities:
               Accrued expenses and other liabilities                            8,685,843      8,367,856     (1,478,664)
               Other assets                                                     (3,094,770)    (1,831,625)     1,882,161
                                                                              ------------   ------------   ------------

          Net cash provided by (used in) operating activities                      383,601      9,068,917     (4,243,802)
                                                                              ------------   ------------   ------------

Cash flow from investing activities:
     Proceeds from sale of investments                                           8,539,180     21,100,950      1,771,284
     Proceeds from maturities of investments                                    18,673,000
     Purchase of investments                                                   (34,296,877)   (18,443,560)
                                                                              ------------   ------------   ------------
          Net cash provided by (used in) investing activities                   (7,084,697)     2,657,390      1,771,284

Cash flow from financing activities:
     Cash received from exercise of stock options                                                 238,066
     Purchase of treasury shares for deferred compensation plans                   (83,218)       (93,557)      (299,000)
                                                                              ------------   ------------   ------------
          Net cash provided by (used in) financing activities                      (83,218)       144,509       (299,000)
                                                                              ------------   ------------   ------------

          Increase (decrease) in cash and cash equivalents                      (6,784,314)    11,870,816     (2,771,518)
Cash and cash equivalents, beginning of year                                    13,430,400      1,559,584      4,331,102
                                                                              ------------   ------------   ------------
Cash and cash equivalents, end of year                                        $  6,646,086   $ 13,430,400   $  1,559,584
                                                                              ============   ============   ============

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K

                                   SCHEDULE II

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                  Additions (1)
                                                  ------------
                                     Balance at    Charged to                  Balance
                                     Beginning     Costs and                      End
            Description              of Period     Expenses     Deductions     of Period
----------------------------------  -----------   -----------   -----------   -----------
Year-end December 31, 2003:
  Allowance for doubtful accounts   $ 2,500,604       420,000   $  (470,000)  $ 2,450,604
  Deferred tax valuation allowance  $   408,748       835,917                   1,244,665

Year-end December 31, 2002:
  Allowance for doubtful accounts   $ 2,500,604                               $ 2,500,604
  Deferred tax valuation allowance  $ 3,389,620                 $(2,980,872)      408,748

Year-end December 31, 2001:
  Allowance for doubtful accounts   $   164,300   $ 2,633,204   $  (296,900)  $ 2,500,604
  Deferred tax valuation allowance  $ 3,757,054                 $  (367,434)  $ 3,389,620

(1) Includes $150,000 in 2003 from the consolidation of HyperFeed.

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 2003

                             Losses,               Losses
                             Claims      Net        and        Other
                            and Loss  Investment    Loss     Operating
                            Expenses    Income    Expenses   Expenses
                            --------  ----------  --------   --------
Medical professional
liability                   $ 23,626  $    1,353  $ (6,753)  $    876

Property and casualty and
workers' compensation         37,238       1,327    11,420        604
                            --------  ----------  --------   --------

Total medical professional
liability and property
and casualty and workers'
compensation                  60,864       2,680     4,667      1,480

Other operations                           2,691               40,060
                            --------  ----------  --------   --------

Total continuing            $ 60,864  $    5,371  $  4,667   $ 41,540
                            ========  ==========  ========   ========

                                   SCHEDULE V
                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 2002

                            Losses,
                            Claims                                 Losses
                            and Loss                   Net           and       Other       Net
                            Expense    Premium      Investment      Loss      Operating  Premiums
                            Reserves   Revenue        Income     Recoveries   Expenses   Written
                            --------  ----------   ------------  ----------   --------  ----------
Medical professional
liability                   $ 36,398  $      382   $        679  $   (1,458)  $    395  $      382

Property and casualty
and workers' compensation     16,305        (424)         1,589        (889)       276        (424)
                            --------  ----------   ------------  ----------   --------  ----------

Total medical professional
liability and property
and casualty workers'
compensation                  52,703         (42)         2,268      (2,347)       671         (42)

Other operations                                          3,117                 26,035
                            --------  ----------   ------------  ----------   --------  ----------

Total continuing            $ 52,703  $      (42)  $      5,385  $   (2,347)  $ 26,706  $      (42)
                            ========  ==========   ============  ==========   ========  ==========

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)
                                DECEMBER 31, 2001

                              Losses,
                              Claims                                 Losses
                             and Loss                    Net           and         Other         Net
                              Expense      Premium    Investment       Loss       Operating    Premiums
                             Reserves      Revenue      Income       Expenses     Expenses      Written
                            -----------  -----------  -----------  -----------   -----------  -----------
Medical professional
liability                   $    40,543  $       755  $     1,097  $   (11,158)  $       626  $       755

Property and casualty
and workers' compensation        20,995          225        2,266          228           343          225
                            -----------  -----------  -----------  -----------   -----------  -----------

Total medical professional
liability and property
and casualty and workers'
compensation                     61,538          980        3,363      (10,930)          969          980

Other operations                                            2,673                     26,164
                            -----------  -----------  -----------  -----------   -----------  -----------

Total continuing            $    61,538  $       980  $     6,036  $   (10,930)  $    27,133  $       980
                            ===========  ===========  ===========  ===========   ===========  ===========

EXHIBITS

Exhibit
 Number                           Description
 ------                           -----------
   + 3.1       Amended and Restated Articles of Incorporation of PICO.

  ++ 3.2       Amended and Restated By-laws of PICO.

+++ 10.1       PICO Holdings, Inc. 2003 Stock Appreciation Rights Program.

     21.       Subsidiaries of PICO. See "Notes To Consolidated Financial
               Statements, 1. Nature of Operations and Significant
               Accounting Policies."

   23.1        Independent Auditors' Consent - Deloitte & Touche LLP.

   23.2        Independent Auditors' Consent - KPMG LLP.

   31.1        Certification of Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2        Certification of Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1        Certification of Chief Executive Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2        Certification of Chief Financial Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

----------

+ Incorporated by reference to exhibit of same number filed with Form 8-K dated December 4, 1996.

++ Filed as Appendix to the prospectus in Part I of Registration Statement on Form S-4 (File No. 333-06671).

+++ Incorporated by reference to Proxy Statement for Annual Meeting of Shareholders to be Held on July 17, 2003, dated May 27, 2003, and filed with the SEC on April 30, 2003.

(B) REPORTS ON FORM 8-K.

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 10, 2004

                                                  PICO Holdings, Inc.

                                                  By:  /s/ John R. Hart
                                                     ---------------------------
                                                           John R. Hart
                                                     Chief Executive Officer
                                                     President and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 10, 2004 by the following persons in the capacities indicated.

/s/ Ronald Langley                        Chairman of the Board
-------------------------------------
Ronald Langley

/s/ John R. Hart                          Chief Executive Officer,
-------------------------------------     President and Director
John R. Hart                              (Principal Executive Officer)

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