Form 10-Q
period 2004-03-31
PICO HOLDINGS INC /NEW
filed 2004-05-06
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                                   YES [X] NO

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 12,370,264 as of March 31, 2004, excluding 4,431,659 shares of common stock held by the registrant and its subsidiaries.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                           --------
PART I: FINANCIAL INFORMATION

         Item 1:     Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets as of                                              3
                     March 31, 2004 and December 31, 2003

                     Condensed Consolidated Statements of Operations for the Three                            4
                     Months Ended March 31, 2004 and 2003

                     Condensed Consolidated Statements of Cash Flows for                                      5
                     the Three Months Ended March 31, 2004 and 2003

                     Notes to Condensed Consolidated Financial Statements                                     6

         Item 2:     Management's Discussion and Analysis of Financial                                       10
                     Condition and the Results of Operations

         Item 3:     Quantitative and Qualitative Disclosure About Market Risk                               18

         Item 4:     Controls and Procedures                                                                 19

PART II: OTHER INFORMATION

         Item 1:     Legal Proceedings                                                                       19

         Item 2:     Changes in Securities and Use of Proceeds                                               19

         Item 3:     Defaults Upon Senior Securities                                                         19

         Item 4:     Submission of Matters to a Vote of Security Holders                                     19

         Item 5:     Other Information                                                                       19

         Item 6:     Exhibits and Reports on Form 8-K                                                        20

         Signature                                                                                           21

PART I: FINANCIAL INFORMATION
ITEM I: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                            March 31,              December 31,
                                                                                               2004                    2003
                                                                                        ---------------          --------------
                                         ASSETS
Investments                                                                               $ 164,415,504          $ 148,921,411
Cash and cash equivalents                                                                    15,240,647             24,348,693
Notes and other receivables, net                                                             15,576,516             16,430,541
Reinsurance receivables                                                                      17,140,784             17,714,012
Real estate and water assets, net                                                           113,840,088            112,270,280
Property and equipment, net                                                                   3,027,220              3,117,521
Net deferred income taxes                                                                                               29,577
Other assets                                                                                  7,880,841              7,246,695
Other assets - Discontinued Operations                                                          321,983                818,537
                                                                                        ---------------          -------------
         Total assets                                                                     $ 337,443,583          $ 330,897,267
                                                                                        ===============          =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                                $  58,696,094          $  60,863,884
Reinsurance balance payable                                                                     671,031                671,031
Stock appreciation rights liability                                                           7,470,303              5,969,762
Bank and other borrowings                                                                    17,533,638             15,376,640
Net deferred income taxes                                                                     2,476,472
Other liabilities                                                                            11,726,812             10,871,288
Other liabilities - Discontinued Operations                                                   1,151,804              2,169,879
                                                                                        ---------------          -------------
       Total liabilities                                                                     99,726,154             95,922,484
                                                                                        ---------------          -------------
Minority interest                                                                             4,091,323              5,814,381
                                                                                        ---------------          -------------
Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
     16,801,923 issued in 2004 and 2003                                                          16,802                 16,802
Additional paid-in capital                                                                  236,089,222            236,082,703
Retained earnings                                                                            51,064,894             56,082,903
Accumulated other comprehensive income                                                       24,813,243             15,283,404
Treasury stock, at cost (common shares: 4,431,659 in 2004 and 4,428,389 in 2003)            (78,358,055)           (78,305,410)
                                                                                        ---------------          -------------
       Total shareholders' equity                                                           233,626,106            229,160,402
                                                                                        ---------------          -------------
                 Total liabilities and shareholders' equity                               $ 337,443,583          $ 330,897,267
                                                                                        ===============          =============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Three Months Ended March 31,
                                                                      2004                   2003
                                                                  -------------           ------------
Revenues:
 Net investment income                                            $  1,077,754            $   876,292
 Net realized loss on investments                                     (335,128)              (547,784)
 Sale of real estate and water assets                                  276,499                 19,914
 Rents, royalties and lease income                                     315,599                387,097
 Service revenue                                                       838,127
 Other                                                                 223,959                747,385
                                                                  ------------            -----------
 Total revenues                                                      2,396,810              1,482,904
                                                                  ------------            -----------
Costs and Expenses:
 Operating and other costs                                           9,202,009              3,541,187
 Cost of real estate and water assets sold                             111,676                  9,269
 Cost of service revenue                                               463,668
 Loss and loss adjustment expenses                                                             13,991
 Depreciation and amortization                                         534,114                304,705
 Interest                                                              184,970                179,257
                                                                  ------------            -----------
 Total costs and expenses                                           10,496,437              4,048,409
                                                                  ------------            -----------
Equity in loss of unconsolidated affiliates                                                  (340,396)
                                                                  ------------            -----------
 Loss before income taxes and  minority interest                    (8,099,627)            (2,905,901)
Benefit for income taxes                                            (1,589,221)              (777,900)
                                                                  ------------            -----------
 Loss before minority interest                                      (6,510,406)            (2,128,001)
Minority interest in loss of subsidiaries                            1,441,071                114,601
                                                                  ------------            -----------
Loss from continuing operations                                     (5,069,335)            (2,013,400)
 Income from discontinued operations, net of tax                        51,326              2,388,848
 Gain on disposal of discontinued
  operations, net (See Note 5)                                                                480,982
                                                                  ------------            -----------
Net income (loss)                                                 $ (5,018,009)           $   856,430
                                                                  ============            ===========
Net income (loss) per common share - basic and diluted:
 Loss from continuing operations                                  $      (0.41)           $     (0.16)
 Discontinued operations                                                                         0.23
                                                                  ------------            -----------
  Net income (loss) per common share                              $      (0.41)           $      0.07
                                                                  ============            ===========
Weighted average shares outstanding                                 12,370,264             12,379,042
                                                                  ============            ===========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Three Months Ended March 31,
                                                                                          2004                    2003
                                                                                     -----------------       ---------------
OPERATING ACTIVITIES:
 Net cash used in operating activities                                                $ (5,443,538)           $ (5,982,512)
 Net cash used in discontinued operations                                                 (521,521)             (1,448,722)
                                                                                      ------------            ------------
                                                                                        (5,965,059)             (7,431,234)
                                                                                      ------------            ------------
INVESTING ACTIVITIES:
 Purchases of investments                                                              (11,797,384)            (12,149,365)
 Proceeds from sale of discontinued operations                                                                  25,202,442
 Proceeds from sale of investments                                                       7,814,816               2,687,388
 Proceeds from maturity of investments                                                                           3,005,000
 Purchases of property and equipment                                                      (265,368)                (43,811)
 Purchases of minority interest in subsidiaries                                         (1,312,686)
 Capitalized software costs                                                               (334,489)
                                                                                      ------------            ------------
   Net cash provided by (used in) investing activities                                  (5,895,111)             18,701,654
                                                                                      ------------            ------------
FINANCING ACTIVITIES:
 Repayments of debt                                                                        (13,074)                (41,501)
 Proceeds from borrowings                                                                2,394,636
 Proceeds from exercise of stock options (HyperFeed)                                        20,661
 Purchase of treasury stock for deferred compensation plans                                (52,645)                 (2,446)
                                                                                      ------------            ------------
   Net cash provided by (used in) financing activities                                   2,349,578                 (43,947)
                                                                                      ------------            ------------

Effect of exchange rate changes on cash                                                    402,546                (333,179)
                                                                                      ------------            ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (9,108,046)             10,893,294

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          24,348,693              22,079,082
                                                                                      ------------            ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 15,240,647            $ 32,972,376
                                                                                      ============            ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest:                                                            $     91,947            $    156,805
                                                                                      ============            ============
   Cash paid for taxes:                                                                                       $    550,000
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

            In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented, have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

            These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and the Results of Operations and Risk Factors contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC.

            The preparation of condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's condensed consolidated financial statements relate to the assessment of the carrying value of real estate and water assets, investments, unpaid losses and loss adjustment expenses, deferred income taxes, accounts and loans receivable, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 2004 and December 31, 2003, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

2.    NET LOSS PER SHARE

            Basic earnings per share is computed by dividing net earnings by the weighted average shares outstanding during the period. For the three months ended March 31, 2004, the Company has no common stock equivalents, and consequently, diluted earnings per share is identical to basic earnings per share. For the three months ended March 31, 2003, the common stock equivalents were anti-dilutive and excluded from the calculation.

3.    COMPREHENSIVE INCOME (LOSS)

            The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

            The components of comprehensive income are as follows:

                                                            Three Months Ended March 31,
                                                              2004                  2003
                                                          ------------        --------------
Net income (loss)                                         $(5,018,009)        $    856,430
Net change in unrealized appreciation
(depreciation) on available for sale investments            9,521,291           (2,355,173)
Net change in foreign currency translation                      8,548              337,431
                                                         ------------         ------------
Total comprehensive income (loss)                         $ 4,511,830         $ (1,161,312)
                                                         ============         ============

            Total comprehensive income for the three months ended March 31, 2004 is net of deferred income tax charges of $2.5 million. Total comprehensive loss for the three months ended March 31, 2003 is net of a deferred income tax benefit of $51,000.

            The components of accumulated other comprehensive income are as follows:

                                                               March 31,          December 31,
                                                                 2004                 2003
                                                           ------------------    --------------
 Unrealized appreciation on
  available for sale investments                             $ 30,400,321         $ 20,879,030
 Foreign currency translation                                  (5,587,078)          (5,595,626)
                                                             ------------         ------------
Accumulated other comprehensive income                       $ 24,813,243         $ 15,283,404
                                                             ============         ============

            Accumulated other comprehensive income is net of deferred income tax liability of $10.3 million at March 31, 2004 and $7.2 million at December 31, 2003.

4.    COMMITMENTS AND CONTINGENCIES

            In 1997, pursuant to a Quota Share Reinsurance Agreement, Citation Insurance Company ("Citation") ceded its workers' compensation insurance business to Fremont Indemnity Company ("Fremont"). Fremont maintained a security deposit for the benefit of claimants under workers' compensation insurance policies issued, or assumed, by Fremont. A portion of that deposit was specifically allocated for the benefit of Citation. Consequently, Citation reduced its own workers' compensation insurance reserves by the amount of the deposit. On June 4, 2003, the Superior Court of the State of California for the County of Los Angeles entered an Order of Conservation over Fremont and appointed the California Department of Insurance Commissioner as the conservator. Pursuant to such order, the Commissioner was granted authority to take possession of all of Fremont's assets, including the Citation deposit. On July 2, 2003, the Liquidation Court entered an Order appointing the Commissioner as liquidator of Fremont.

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

            Global Equity S.A, the Company's wholly owned Swiss-domiciled subsidiary has made a commitment to Accu Holding AG to participate with other shareholders of Accu in raising capital which is expected to occur in 2004. The maximum commitment for Global Equity is $1.9 million (2.3 million CHF).

            In 2000, PICO loaned a total of $2.2 million to Dominion Capital Pty. Ltd. ("Dominion Capital"), a private Australian company. In 2001, $1.2 million of the loans became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO commenced a legal action through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing legal action, and our ability to realize the assets collateralizing the loans, PICO has recorded an allowance for the total outstanding balance of $2.3 million for the loans and interest. The court appointed receiver is in the process of ascertaining Dominion Capital's assets and liabilities. PICO has been awarded summary judgment in relation to the principal and interest on the loan for $1.2 million and as a result, Dominion Capital has been placed in receivership. A trial was held in July 2003 concerning both loans, and the Company is awaiting judgment from the Australian court.

            The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5.    DISCONTINUED OPERATIONS

            On March 31, 2003, the sale of Sequoia Insurance Company ("Sequoia") closed for gross proceeds of $43.1 million, which consisted of $25.2 million in cash and a dividend of equity and debt securities previously held by Sequoia with a market value of $17.9 million. The final sale price that was determined 60 days after the closing date was reduced by $58,000. The net income from Sequoia included in PICO's condensed consolidated results for the three months ended March 31, 2003 was $2.4 million, which is reported as "Income from discontinued operations, net of tax." The Company also recorded a $481,000 gain on disposal, net of estimated income taxes of $281,000 and selling costs of $844,000, which is reported as "Gain on disposal of discontinued operations, net" for the three months ended March 31, 2003.

            During 2003, HyperFeed, a consolidated subsidiary beginning in the second quarter of 2003, classified a segment of its business as discontinued operations as a result of a sale that closed in the fourth quarter of 2003. These operations generated $51,000 in income for the three months ended March 31, 2004 and at March 31, 2004 reported assets of $322,000 and liabilities of $1.2 million.

6.    STOCK-BASED COMPENSATION

            On July 2, 2003, all 1,687,242 outstanding stock options were voluntarily surrendered by employees and directors. On July 17, 2003, the Company's shareholders voted to adopt the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program (the "SAR program") to replace the Company's stock option plans and call option agreements. Upon adoption of the SAR program, all 355,539 outstanding options under call option agreements were also surrendered by the holders. The maximum number of SARs issuable under the SAR program may not exceed 2,042,781, all of which were issued to the prior option holders upon adoption of the SAR program at an exercise price equal to that of the surrendered options. Included in the accompanying financial statements, in the case of "in the money" SARs (i.e., the market price of PICO stock is higher than the exercise price of the SAR), a charge is recorded in the statement of operations. The charge recognizes the change during the period in the difference between the exercise price of "in the money" SARs and the market value of PICO stock at the end of the period. For the three months ended March 31, 2004 a charge of $1.5 million was recorded. The accrued benefit payable under this program is $7.5 million at March 31, 2004. No expense was recorded in the three months ended March 31, 2003 as the SAR plan was adopted in the third quarter of 2003.

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

            Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 148, the Company's net income and net income per share would approximate the following pro forma amounts for the three months ended March 31:

                                                                             Three Months Ended March 31,
                                                                        --------------------------------------
                                                                             2004                     2003
Reported net income (loss)                                              $ (5,018,009)               $ 856,430
Add: stock-based compensation recorded, net of income tax                    997,980
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards, net
  of income tax                                                                                       (40,730)
                                                                        ------------                ---------
Pro forma net income (loss)                                             $ (4,020,029)               $ 815,700
                                                                        ============                =========
Reported net income (loss) per share: basic and diluted                 $      (0.41)               $    0.07
                                                                        ============                =========
Pro forma net income (loss) per share: basic and diluted                $      (0.32)               $    0.07
                                                                        ============                =========

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

            No stock-based compensation is reported in the table above for 2004 since all the awards vested on the date of grant, July 17, 2003 and no additional grants have been made.

            The effects of applying SFAS No. 148 in this pro forma disclosure are not indicative of future amounts.

7.    SEGMENT REPORTING

            PICO Holdings, Inc. is a diversified holding company engaged in five major operating segments: Vidler Water Company, Nevada Land & Resource Company, Business Acquisitions and Financing, Insurance Operations in Run Off, and HyperFeed Technologies, Inc.

            The accounting policies of the reportable segments are the same as those described in the Company's 2003 Annual Report on Form 10-K. Management analyzes segments using the following information:

            Total assets increased by $6.5 million from December 31, 2003, primarily as a result of the increase in market value of investments.

            Segment assets:

                                              At March 31, 2004   At December 31, 2003
                                             ------------------------------------------
TOTAL ASSETS:
Vidler Water Company                            $  88,100,461         $  88,134,979
Nevada Land and Resource Company                   46,167,855            46,267,828
Business Acquisitions and Financing                72,713,832            68,278,691
Insurance Operations in Run Off                   123,659,756           118,351,511
HyperFeed Technologies, Inc.                        6,801,679             9,864,258
                                                -------------         -------------
                                                $ 337,443,583         $ 330,897,267
                                                =============         =============

            Segment revenues and loss before taxes and minority interest for the three months ended March 31, 2004 and 2003 were:

                                                                         THREE MONTHS ENDED MARCH 31,
                                                            -------------------------------------------------
                                                                 2004                              2003
                                                            ---------------                     -------------
REVENUES:
Vidler Water Company                                         $   363,000                        $   583,000
Nevada Land & Resource Company                                   539,000                            569,000
Business Acquisitions and Financing                             (222,000)                          (226,000)
Insurance Operations in Run Off                                  872,000                            557,000
HyperFeed Technologies                                           845,000
                                                             ------------                       -----------
     Total Revenues                                          $ 2,397,000                        $ 1,483,000
                                                             ============                       ===========

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST:
Vidler Water Company                                         $(1,386,000)                       $  (782,000)
Nevada Land & Resource Company                                   (26,000)                            47,000
Business Acquisitions and Financing                           (4,560,000)                        (2,176,000)
Insurance Operations in Run Off                                  526,000                              5,000
HyperFeed Technologies                                        (2,654,000)
                                                             -----------                        -----------
     Loss Before Taxes and Minority Interest                 $(8,100,000)                       $(2,906,000)
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

      ALTHOUGH FORWARD-LOOKING STATEMENTS IN THE FORM 10-Q REPRESENT THE GOOD FAITH JUDGMENT OF OUR MANAGEMENT, SUCH STATEMENTS CAN ONLY BE BASED ON FACTS AND FACTORS CURRENTLY KNOWN BY US. CONSEQUENTLY, FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS AND OUTCOMES COULD DIFFER FROM THOSE DISCUSSED IN OR ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. FACTORS WHICH COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES IN RESULTS AND OUTCOMES INCLUDE, WITHOUT LIMITATION, THOSE DISCUSSED UNDER THE HEADING "RISK FACTORS" AND ELSEWHERE IN OUR 2003 ANNUAL REPORT ON FORM 10-K. READERS ARE URGED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS FORM 10-Q. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE ANY FORWARD-LOOKING STATEMENT IN ORDER TO REFLECT ANY EVENT OR CIRCUMSTANCE WHICH MAY ARISE AFTER THE DATE OF THIS FORM 10-Q. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE IN THIS FORM 10-Q AND OUR 2003 ANNUAL REPORT ON FORM 10-K, WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS WHICH MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND PROSPECTS.

      The condensed consolidated financial statements and other portions of this quarterly report on Form 10-Q for the period ended March 31, 2004, including
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," reflect the effects of:

(1) presenting HyperFeed Technologies, Inc. as a separate segment beginning May 15, 2003; and

(2) presenting Sequoia Insurance Company and two businesses sold by HyperFeed Technologies, Inc. as discontinued operations. See "Discontinued Operations."

INTRODUCTION

      PICO Holdings, Inc. (PICO and its subsidiaries are referred to as "PICO" and "the Company," and by words such as "we" and "our") is a diversified holding company. PICO seeks to acquire businesses and interests in businesses which we identify as undervalued based on fundamental analysis -- that is, our assessment of what the business is worth, based on the private market value of its assets, earnings, and cash flow. We prefer long-established businesses, with a history of operating successfully through industry cycles, recessions, and geo-political disruptions, in basic, "old economy" industries. Typically, the businesses will be generating free cash flow and have a low level of debt; or, alternatively, strong interest coverage ratios or the ability to realize surplus assets. As well as being undervalued, the business must have special qualities such as unique assets, a potential catalyst for change, or be in an industry with attractive economics. We are also interested in acquiring companies where there is significant unrecognized value in land and other tangible assets.

      We have acquired businesses and interests in businesses by the purchase of private companies, and shares in public companies, both directly through participation in financing transactions and through open market purchases. When we buy a business or an interest in a business, we have a long-term horizon, typically 5 years or more. Selected acquisitions may become core operations; however, we are prepared to sell businesses if the price received exceeds the return we expect to earn if we retain ownership. We expect that most of our interests in businesses will ultimately be sold to other companies in the same industry seeking to expand or to gain economies of scale.

      Our objective is to generate superior long-term growth in shareholders' equity, as measured by book value per share. Over time, we anticipate that most of our net income and growth in shareholders' equity will come from realized gains on the sale of businesses and interests in businesses, as opposed to ongoing operating earnings. Consequently, we anticipate that PICO's earnings will fluctuate, and that the results for any one quarter or year are not necessarily indicative of our future performance.

      Currently our major businesses are:

- Vidler Water Company, Inc. ("Vidler"), which develops and owns water rights and water storage operations in the southwestern United States, primarily in Nevada and Arizona;

- Nevada Land & Resource Company, LLC ("Nevada Land"), which owns approximately 1.1 million acres of land in northern Nevada, and the mineral rights and water rights related to the property;

- Physicians Insurance Company of Ohio ("Physicians"), which is "running off" its medical professional liability insurance loss reserves, and Citation Insurance Company ("Citation"), which is "running off" its historical property and casualty insurance loss reserves; and

- HyperFeed Technologies, Inc. ("HyperFeed"), which became a 51%-owned subsidiary in 2003. HyperFeed is a developer and provider of software, ticker plant technologies, and managed services to the financial markets industry.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2004 AND 2003

SHAREHOLDERS' EQUITY

      At March 31, 2004, PICO had shareholders' equity of $233.6 million ($18.89 per share), compared to $229.2 million ($18.52 per share) at December 31, 2003, and $219.9 million ($17.76 per share) at March 31, 2003. Book value per share increased by $0.37, or 2%, during the first quarter of 2004.

      The $4.4 million increase in shareholders' equity during the first quarter of 2004 resulted from a $9.5 million net increase in unrealized appreciation in investments, which more than offset the quarter's net loss of $5 million.

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

      For the first quarter of 2004, PICO recorded comprehensive income of $4.5 million, consisting of the $9.5 million net increase in unrealized appreciation in investments and a foreign currency translation credit of $9,000 which is partially offset by the $5 million net loss.

      During the first quarter of 2003, PICO recorded a comprehensive loss of $1.2 million, consisting of the $2.4 million net reduction in unrealized appreciation in investments, partially offset by net income of $856,000, and a foreign currency translation credit of $337,000.

NET INCOME

      PICO reported a net loss of $5 million ($0.41 per share) for the first quarter of 2004, consisting of a $5.1 million ($0.41 per share) loss from continuing operations, partially offset by income from discontinued operations of $51,000 after-tax ($0.00 per share). The $5.1 million net loss from continuing operations consisted of an $8.1 million loss before income taxes and minority interest, partially offset by an income tax benefit of $1.6 million and minority interest of $1.4 million.

      PICO reported net income of $856,000 ($0.07 per share) for the first quarter of 2003. A loss from continuing operations of $2 million ($0.16 per share) was more than offset by $2.9 million of income related to Sequoia, consisting of net income earned by Sequoia until its sale of $2.4 million after-tax, and a $481,000 after-tax gain on the sale ($0.23 per share in total). The $2 million loss from continuing operations consisted of a $2.9 million loss before income taxes and minority interest, which was partially offset by an income tax benefit of $778,000, and minority interest of $115,000.

      Segment revenues and income (loss) before taxes and minority interest for the first quarter of 2004 and 2003 were:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                            ------------------------------------------------
                                                                 2004                              2003
                                                            --------------                     -------------
REVENUES:
Vidler Water Company                                         $   363,000                        $   583,000
Nevada Land & Resource Company                                   539,000                            569,000
Business Acquisitions and Financing                             (222,000)                          (226,000)
Insurance Operations in Run Off                                  872,000                            557,000
HyperFeed Technologies                                           845,000
                                                             -----------                        -----------
     Total Revenues                                          $ 2,397,000                        $ 1,483,000
                                                             ===========                        ===========

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST:
Vidler Water Company                                         $(1,386,000)                       $  (782,000)
Nevada Land & Resource Company                                   (26,000)                            47,000
Business Acquisitions and Financing                           (4,560,000)                        (2,176,000)
Insurance Operations in Run Off                                  526,000                              5,000
HyperFeed Technologies                                        (2,654,000)
                                                             -----------                        -----------
     Loss Before Taxes and Minority Interest                 $(8,100,000)                       $(2,906,000)
                                                             ===========                        ===========

      The principal cause of the $914,000 year over year increase in revenues was the consolidation of HyperFeed Technologies which added $845,000 to revenues in the first quarter of 2004.

      The $5.2 million year over year increase in the loss before taxes and minority interest primarily resulted from:

- the consolidation of HyperFeed Technologies, which contributed a segment loss of $2.7 million in the first quarter of 2004, compared to an equity method loss of $340,000 in the first quarter of 2003 (which was recorded in the Business Acquisitions & Financing segment);

- an expense of $1.5 million related to Stock Appreciation Rights ("SAR") recorded in the Business Acquisitions and Financing segment, resulting from a $0.77 per share increase in the PICO Holdings, Inc. stock price during the first quarter of 2004. PICO did not record expenses related to stock options and call options in the first quarter of 2003; and

- a $604,000 higher segment loss from Vidler Water Company, principally due to a $384,000 increase in segment expenses.

                           VIDLER WATER COMPANY, INC.

                                                                       Three Months Ended March 31,
                                                             ----------------------------------------------
                                                                 2004                               2003
                                                             -----------                        -----------
REVENUES:
Option Premiums Earned                                                                          $   346,000
Lease of Water                                               $    21,000                              1,000
Lease of Agricultural Land                                       121,000                            176,000
Interest                                                         160,000                              1,000
Other                                                             61,000                             59,000
                                                             -----------                        -----------
Segment Total Revenues                                       $   363,000                        $   583,000
                                                             ============                       ===========

EXPENSES:
Depreciation and Amortization                                $  (276,000)                       $  (238,000)
Interest                                                         (93,000)                          (117,000)
Project Expenses                                                (911,000)                          (638,000)
Overhead Expenses                                               (469,000)                          (372,000)
                                                             -----------                        -----------
Segment Total Expenses                                       $(1,749,000)                       $(1,365,000)
                                                             -----------                        -----------
LOSS BEFORE TAX                                              $(1,386,000)                       $  (782,000)
                                                             ===========                        ===========

      In the first quarter of 2004, Vidler's revenues totaled $363,000. The largest revenue item was $160,000 of interest earned on collateralized notes receivable related to the assets at Big Springs Ranch and West Wendover sold in December 2003, which are scheduled to be repaid during 2004. After operating expenses of $1.7 million, Vidler generated a loss before taxes of $1.4 million for the first quarter of 2004.

      In the first quarter of 2003, Vidler's revenues totaled $583,000; the largest component being $346,000 in option premiums earned when options over land and water granted to two electricity-generating companies expired without being exercised. After operating expenses of $1.4 million, Vidler generated a loss before taxes of $782,000 for the first quarter of 2003.

      To increase transparency to the reader, the line "Operations, Maintenance, and Other Expenses" reported in previous years is now broken into two components, Project Expenses and Overhead Expenses.

      Project Expenses were $911,000 in the first quarter of 2004 and $638,000 in the first quarter of 2003. Project Expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees. Project expenses are recorded as expenses as incurred, and could fluctuate from period to period depending on activity regarding Vidler's various water resource projects. It should be noted that costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized to the cost of the asset, and amortized against matching revenues once revenues are generated (e.g., the cost of drilling successful wells, which has typically been the major cost in converting a water rights application to a water right that can be used for commercial purposes).

      Overhead Expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees. Overhead Expenses were $469,000 in the first quarter of 2004 and $372,000 in the first quarter of 2003.

      Revenues decreased $220,000 year over year, primarily due to the $346,000 in option premiums earned in 2003 which did not recur in 2004, partially offset by a $159,000 year over year increase in interest revenue. Operating expenses increased by $384,000 year over year, principally due to a $273,000 increase in Project Expenses and a $97,000 increase in Overhead Expenses.

                       NEVADA LAND & RESOURCE COMPANY, LLC

                                                                      THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------------------------
                                                                 2004                               2003
                                                             -----------                         ----------
REVENUES:
Sale of Land                                                  $  276,000                         $   20,000
Option Premiums Earned                                                                              137,000
Lease and Royalty                                                174,000                            210,000
Interest and Other                                                89,000                            202,000
                                                              ----------                         ----------
Segment Total Revenues                                        $  539,000                         $  569,000
                                                              ==========                         ==========

EXPENSES:
Cost of Land Sales                                            $ (112,000)                        $   (9,000)
Operating Expenses                                              (453,000)                          (513,000)
                                                              ----------                         ----------
Segment Total Expenses                                        $ (565,000)                        $ (522,000)
                                                              ----------                         ----------
INCOME (LOSS) BEFORE TAX                                      $  (26,000)                        $   47,000
                                                              ==========                         ==========

      Nevada Land recognizes revenue from land sales, and the resulting gross profit or loss, when the sales transactions close. On closing, the entire sales price is recorded as revenue, and a gross margin is recognized depending on the cost basis attributed to the land which was sold. Since the date of closing determines the accounting period in which the sales revenue and gross margin are recorded:

- Nevada Land's reported revenues and income fluctuate from quarter to quarter depending on the dates when specific transactions close; and

- land sales revenues for any individual quarter are not indicative of likely full-year revenues. In 2003, 2002 and 2001, land sales in the first quarter were minimal and the lowest of the four quarters in that year.

      In the first quarter of 2004, segment total revenues were $539,000. Nevada Land sold approximately 3,724 acres of land for $276,000. The average sales price was $74 per acre and our average basis in the land sold was $30 per acre. The gross margin on land sales was $164,000, which represents a gross margin percentage of 59.4%. Lease and royalty revenues were $174,000, and interest and other revenues contributed $89,000. After operating expenses of $453,000, Nevada Land recorded a loss of $26,000.

      In the first quarter of 2003, segment total revenues were $569,000. Nevada Land sold approximately 121 acres of land for $20,000. The average sales price was $165 per acre and our average basis in the land sold was $77 per acre. The gross margin on land sales was $11,000, which represents a gross margin percentage of 55%. Lease and royalty revenues were $210,000, option premiums of $137,000 were earned, and interest and other revenues contributed $202,000. After operating expenses of $513,000, Nevada Land recorded income of $47,000.

      The segment result decreased $73,000 year over year due to a combination of factors. The 2003 segment result included a $137,000 option premium earned, which did not recur in 2004. The 2004 segment result benefited from a $153,000 higher gross margin from land sales and a $60,000 reduction in operating expenses year over year. These positive factors were partially offset by a $149,000 reduction in all other revenue items year over year, principally resulting from decreased interest revenue due to Nevada Land holding a lower level of interest-bearing temporary investments after surplus funds were distributed to other group companies during 2003.

                       BUSINESS ACQUISITIONS AND FINANCING

                                                                       THREE MONTHS ENDED MARCH 31,
                                                            ------------------------------------------------
                                                                2004                               2003
                                                            -------------                     --------------
REVENUES (CHARGES):
Realized Losses:
     On Sale or Impairment of Holdings                       $  (396,000)                      $   (596,000)
     SFAS No. 133 Change in Warrants                            (171,000)                           (21,000)
Investment Income                                                188,000                            223,000
Other                                                            157,000                            168,000
                                                             -----------                       ------------
Segment Total Charges                                        $  (222,000)                      $   (226,000)
                                                             ===========                       ============
SEGMENT TOTAL EXPENSES                                       $(4,338,000)                      $ (1,610,000)
                                                             -----------                       ------------
LOSS BEFORE INVESTEE INCOME                                  $(4,560,000)                      $ (1,836,000)

Equity in Loss of Unconsolidated Affiliates                                                    $   (340,000)
                                                             -----------                       ------------
LOSS BEFORE TAX                                              $(4,560,000)                      $ (2,176,000)
                                                             ===========                       ============

      This segment contains businesses, interests in businesses, and other parent company assets. Revenues and results in this segment vary considerably from quarter to quarter, primarily due to fluctuations in net realized gains or losses on the sale of investments.

      The largest holding in this segment is Jungfraubahn Holding AG, which has a market value and carrying value of $29.4 million (before taxes) at March 31, 2004.

      In the first quarter of 2004, Business Acquisitions and Financing segment revenues were negative $222,000, primarily due to realized losses of $567,000. The realized losses include a $637,000 charge for other-than-temporary impairment of our holdings in SIHL and Phoenix Capital to reflect a decline in the market value of these securities, partially offset by $241,000 in net realized gains on the sale of other securities. In addition, a $171,000 decline in the estimated fair value of warrants we own to buy shares in HyperFeed was recorded as a realized loss in accordance with Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities." Investment income was $188,000 and other revenues were $157,000. After segment expenses of $4.3 million, the segment reported a loss before taxes of $4.6 million for the first quarter of 2004.

      For the first quarter of 2003, Business Acquisitions and Financing segment revenues were negative $226,000, primarily due to realized losses of $617,000. The realized losses include a $596,000 charge for other-than-temporary impairment of our holdings in SIHL and Accu Holding. Investment income was $223,000 and other revenues were $168,000. After segment expenses of $1.6 million, and our $340,000 equity share of HyperFeed's net loss and other events affecting equity, the segment reported a loss before taxes of $2.2 million for the first quarter of 2003.

      The $2.7 million year over year increase in expenses recorded in this segment primarily resulted from:

- an expense of $1.5 million recorded in the first quarter of 2004 related to the PICO Holdings, Inc. Stock Appreciation Rights ("SAR") Program. From the third quarter of 2003, the change in the "in the money" amount (i.e., the difference between the market value of PICO stock and the exercise price of the SAR) of SAR outstanding during each quarter is now recorded through the consolidated statement of operations. An increase in the "in the money" amount of SAR (i.e., if the price of PICO stock rises during the quarter) is recorded as an expense. Substantially all of the $1.5 million SAR expense resulted from the $0.77 per share increase in the PICO stock price during the first quarter of 2004; and

- a $923,000 increase in a non-cash expense related to foreign currency, from a benefit of $472,000 in 2003 to a $451,000 expense in 2004. Our interests in Swiss public companies are held by Global Equity SA, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity SA's funding comes from a loan from PICO, which is denominated in Swiss Francs. During accounting periods when the Swiss Franc appreciates relative to the US dollar -- such as the first quarter of 2003 -- under GAAP we are required to record a benefit through the statement of operations to reflect the fact that Global Equity SA owes PICO more US dollars. In Global Equity SA's financial statements, an equivalent amount is reflected in the foreign currency translation component of shareholders' equity (since it owes PICO more US dollars); however, this does not go through the statement of operations. During accounting periods when the Swiss Franc depreciates relative to the US dollar -- such as the first quarter of 2004 -- opposite entries are made and an expense is recorded in PICO's statement of operations. Accordingly, we were required to record a $472,000 benefit in PICO's statement of operations in the first quarter of 2003, and a $451,000 expense in the first quarter of 2004, even though there was no net impact on shareholders' equity.

                         INSURANCE OPERATIONS IN RUN OFF

                                                                    THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------------------
                                                                 2004                           2003
                                                             -----------                    -----------
REVENUES:
Investment Income                                            $   640,000                    $   491,000
Realized Investment Gains                                        232,000                         65,000
Other                                                                                             1,000
                                                             -----------                    -----------
Segment Total Revenues                                       $   872,000                    $   557,000
                                                             ===========                    ===========
EXPENSES:
Operating and Underwriting Expenses                             (346,000)                      (552,000)
                                                             -----------                    -----------
Segment Total Expenses                                       $  (346,000)                   $  (552,000)

INCOME (LOSS) BEFORE TAXES:
Physicians Insurance Company of Ohio                         $   224,000                    $  (247,000)
Citation Insurance Company                                       302,000                        252,000
                                                             -----------                    -----------
Segment Income Before Tax                                    $   526,000                    $     5,000
                                                             ===========                    ===========

      This segment consists of Physicians Insurance Company of Ohio and Citation Insurance Company. Both Physicians and Citation are in "run off." This means that the companies are handling and resolving claims on expired policies, but not writing new business.

      Typically, most of the revenues of an insurance company in "run off' come from investment income. Investment income is expected to decline over time as fixed-income securities mature or are sold to provide the funds to pay claims and expenses. The Insurance Operations in Run Off segment generated total revenues of $872,000 in the first quarter of 2004, compared to $557,000 in the first quarter of 2003. Investment income was $640,000 in the first quarter of 2004, compared to $491,000 in the first quarter of 2003, an increase of $149,000 year over year, primarily resulting from an increase in the quantity of fixed-income securities in Physicians' portfolio following receipt of the proceeds from selling Sequoia Insurance Company. See "Discontinued Operations." Realized investment gains were $232,000 in the first quarter of 2004, compared to $65,000 in the first quarter of 2003, an increase of $167,000 year over year.

      Operating and underwriting expenses were $346,000 in the first quarter of 2004, compared to $552,000 in the first quarter of 2003. Consequently, segment income increased from $5,000 in the first quarter of 2003 to $526,000 in the first quarter of 2004.

PHYSICIANS INSURANCE COMPANY OF OHIO

      During the first quarter of 2004, Physicians generated total revenues of $507,000, including realized gains of $205,000. Operating and underwriting expenses were $283,000, resulting in income before taxes of $224,000. During the first quarter of 2003, total revenues were $169,000, operating and underwriting expenses were $416,000, and Physicians reported a loss before taxes of $247,000.

      At March 31, 2004, Physicians' loss and loss adjustment reserves were $18.6 million, net of reinsurance, compared to $19.6 million at December 31, 2003. Reserves decreased by $1 million during the quarter due to the payment of losses and loss adjustment expenses. No unusual trends in claims were noted during the quarter.

    Physicians Insurance Company of Ohio -- Loss and Loss Adjustment Expense
                                    Reserves

                                                                                MARCH 31, 2004           DECEMBER 31, 2003
                                                                                -------------------------------------------
Direct Reserves                                                                  $22.6 million             $23.6 million
Ceded Reserves                                                                    (4.0)                     (4.0)
                                                                                -------------------------------------------
Net Medical Professional Liability Insurance Reserves                            $18.6 million             $19.6 million
                                                                                ===========================================

CITATION INSURANCE COMPANY

      For the first quarter of 2004, Citation generated revenues of $365,000. After operating and underwriting expenses of $63,000, Citation reported income before taxes of $302,000. In the first quarter of 2003, Citation generated revenues of $388,000, operating and underwriting expenses were $136,000, and Citation reported income before taxes of $252,000.

      At March 31, 2004, Citation's property and casualty insurance claims reserves were $23 million, net of reinsurance, consisting of $12.5 million in net property and casualty insurance reserves and $10.5 million in workers' compensation reserves. At December 31, 2003, Citation's property and casualty insurance claims reserves were $23.8 million, net of reinsurance, consisting of $13.3 million in net property and casualty insurance reserves and $10.5 million in workers' compensation reserves.

      The decrease was primarily due to the payment of approximately $1.3 million in direct losses (i.e., claims) and loss adjustment expenses, partially offset by the recovery of approximately $373,000 from reinsurance companies. There were no unusual trends in claims during the quarter.

     Citation Insurance Company -- Loss and Loss Adjustment Expense Reserves

                                                                                MARCH 31, 2004            DECEMBER 31, 2003
                                                                                ---------------------------------------------
PROPERTY & CASUALTY INSURANCE
Direct Reserves                                                                 $ 14.0 million             $ 14.8 million
Ceded Reserves                                                                    (1.5)                      (1.5)
                                                                                ---------------------------------------------
Net Property & Casualty Insurance Reserves                                      $ 12.5 million             $ 13.3 million
                                                                                =============================================

WORKERS' COMPENSATION INSURANCE
Direct Reserves                                                                 $ 22.1 million             $ 22.4 million
Ceded Reserves                                                                   (11.6)                     (11.9)
                                                                                ---------------------------------------------
Net Workers' Compensation Insurance Reserves                                    $ 10.5 million             $ 10.5 million
                                                                                =============================================

TOTAL RESERVES                                                                  $ 23.0 million             $ 23.8 million
                                                                                =============================================

                             HYPERFEED TECHNOLOGIES

                                                                   THREE MONTHS ENDED MARCH 31,
                                                            --------------------------------------------
                                                                2004                           2003
                                                            ------------                 ---------------
REVENUES:
Service                                                     $   838,000
Investment Income                                                 7,000
Other
                                                            -----------                  --------------
Segment Total Revenues                                      $   845,000
                                                            ===========                  ==============
EXPENSES:
Cost of service                                             $  (464,000)
Depreciation and amortization                                  (214,000)
Other                                                        (2,821,000)
                                                            -----------                  --------------
Segment Total Expenses                                      $(3,499,000)
                                                            -----------                  --------------
Segment Loss Before Taxes and Minority Interest             $(2,654,000)
                                                            ===========                  ==============

      During the first quarter of 2004, HyperFeed generated $845,000 in revenues. Service revenues were $838,000 and the costs of service were $464,000, resulting in gross margin of $374,000. After the deduction of $3 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $2.7 million. For more information, please refer to HyperFeed's 10-Q for the first quarter of 2004, which should be filed with the SEC on or before May 10, 2004, the contents of which are not incorporated into this 10-Q.

      See the "Business Acquisitions and Financing" segment analysis for the impact of HyperFeed in the first quarter of 2003.

DISCONTINUED OPERATIONS

      On March 31, 2003, we closed on the sale of Sequoia Insurance Company, which is now recorded as a discontinued operation in our financial statements for 2003 and previous years. During the first quarter of 2003, Sequoia contributed income of $2.4 million after-tax, which is recorded in the "Income from discontinued operations" line in the Condensed Consolidated Statement of Operations, and PICO recorded an after-tax gain on the sale of Sequoia of $481,000, which is recorded in the "Gain on disposal of discontinued operations, net" line.

      The gross sale proceeds were approximately $43.1 million, consisting of approximately $25.2 million in cash and a dividend of $17.9 million. The dividend included the common stocks previously held in Sequoia's investment portfolio with a value of $16.4 million, and debt securities. The common stocks received in the dividend primarily consisted of a number of holdings in small-capitalization value stocks, which we believed were still undervalued based on the private market value of the underlying assets, earnings, and cash flow. These common stocks are being held in the investment portfolio of Physicians, which was Sequoia's direct parent company.

      During 2003, HyperFeed completed the sale of two businesses, which are now recorded as discontinued operations: its retail trading business sold in the second quarter of 2003, and its consolidated market data feed customers sold in the fourth quarter of 2003. The discontinued operations of HyperFeed generated income of $51,000 after-tax in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES -- THREE MONTHS ENDED MARCH 31, 2004 AND 2003

      PICO's assets primarily consist of our operating subsidiaries, holdings in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $15.2 million in cash and cash equivalents at March 31, 2004, compared to $24.3 million at December 31, 2003, and $33 million at March 31, 2003.

      In addition to the $15.2 million in consolidated cash and cash equivalents as defined by GAAP, at March 31, 2004, the parent company held fixed-income securities, mostly investment-grade corporate bonds maturing in 2004 and 2005, with a market value of $8.1 million.

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

- At this stage of its "run off," investment income more than covers Citation's operating expenses. The funds required to pay claims are coming from the sale or maturity of fixed-income securities in Citation's investment portfolio, and recoveries from reinsurance companies; and

- HyperFeed finances its operations from its own cash and cash equivalents balances on a stand-alone basis. At March 31, 2004, HyperFeed held approximately $1.2 million in cash and cash equivalents.

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

      As shown in the Condensed Consolidated Statements of Cash Flow, cash and cash equivalents decreased by $9.1 million in the first quarter of 2004, compared to a $10.9 million net increase in the first quarter of 2003.

      During the first quarter of 2004, cash of $6 million was used in Operating Activities, including $521,000 of cash used in discontinued operations of HyperFeed. Operating cash flows include the collection of $1.6 million of principal on collateralized notes receivable related to Vidler's sale of assets at Big Springs Ranch and West Wendover in 2003. The remaining principal of $7.7 million is scheduled to be repaid during the remainder of 2004.

      In the first quarter of 2003, cash of $7.4 million was used, including $1.4 million of cash used in Sequoia's operating activities. The principal uses of cash in 2004 and 2003 include operating expenses at Vidler, the payment of claims by Citation and Physicians, and group overhead.

      Investing Activities used $5.9 million of cash in the first quarter of 2004, compared to $18.7 million of cash generated in the first quarter of 2003. In 2004, the sale and maturity of fixed-income securities exceeded new purchases, providing a $2.9 million net cash inflow. The principal investing cash outflows in 2004 were the net investment of $6.9 million in stocks, and $1.3 million to purchase the minority shareholdings in Vidler Water Company and SISCOM Inc. The cash inflow in 2003 primarily resulted from the sale of Sequoia for gross proceeds of approximately $43.1 million, less a $17.9 million dividend of common stocks and debt securities received. The remaining 2003 Investing Activity cash flow items principally resulted from the net investment of $3 million in fixed-income securities and the net investment of $3.7 million in stocks.

      Financing Activities generated $2.3 million in the first quarter of 2004, principally due to a $2.4 million increase in Swiss franc borrowings to fund additional purchases of stocks in Switzerland. In the first quarter of 2003, Financing Activities used cash of $44,000.

      At March 31, 2004, PICO had no significant commitments for future capital expenditures.

SHARE REPURCHASE PROGRAM

      In October 2002, PICO's Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

      As of March 31, 2004, no stock had been repurchased under this authorization.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      PICO's balance sheets include a significant amount of assets and liabilities the fair value of which are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO's borrowings are short to medium term in nature and therefore approximate fair value. At March 31, 2004, PICO had $50 million of fixed maturity securities and mortgage participation interests, $114.4 million of marketable equity securities that were subject to market risk, of which $59.4 million were denominated in foreign currencies, primarily Swiss francs. PICO's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

      PICO uses two models to report the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $1 million for a 100 basis point decline in interest rates on its fixed securities and mortgage participation interests. The hypothetical 20% decrease in fair value of PICO's marketable equity securities produced a loss in fair value of $22.9 million that would impact the unrealized appreciation in shareholders' equity, net of the related tax effect. The hypothetical 20% decrease in the local currency of PICO's foreign denominated investments produced a loss of $9.4 million that would impact the foreign currency translation in shareholders' equity.

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

      (a)   EXHIBITS

  Exhibit
  Number                            Description
  ------                            -----------
   + 3.1        Amended and Restated Articles of Incorporation of PICO.

  ++ 3.2        Amended and Restated By-laws of PICO.

+++ 10.1        PICO Holdings, Inc. 2003 Stock Appreciation Rights Program.

     21.        Subsidiaries of PICO. See Note 1 of Notes To Consolidated  Financial Statements,  "Nature
                of Operations and Significant  Accounting Policies" in Registrant's Annual Report on Form
                10-K for 2003, filed with the SEC on March 10, 2004.

    31.1.       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2.       Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                 PICO HOLDINGS, INC.

Dated: May 6, 2004               By: /s/ Maxim C. W. Webb
                                    --------------------------------------------
                                    Maxim C. W. Webb
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)