Form 10-Q
period 2004-06-30
PICO HOLDINGS INC /NEW
filed 2004-08-05
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from__________ to

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

                                   YES (X) NO

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   YES (X) NO

The number of shares outstanding of the Registrant's common stock, $0.001 par value, was 12,368,928 as of June 30, 2004, excluding 4,432,995 shares of common stock held by the Registrant and its subsidiaries.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                PAGE NO.
                                                                                                --------
PART I:  FINANCIAL INFORMATION

         Item 1:    Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    June 30, 2004 and December 31, 2003                                            3

                    Condensed Consolidated Statements of Operations for the Three
                    And Six Months Ended June 30, 2004 and 2003                                    4

                    Condensed Consolidated Statements of Cash Flows for
                    the Six Months Ended June 30, 2004 and 2003                                    5

                    Notes to Condensed Consolidated Financial Statements                           6

         Item 2:    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                           10

         Item 3:    Quantitative and Qualitative Disclosure About Market Risk                     20

         Item 4:    Controls and Procedures                                                       21

PART II:  OTHER INFORMATION

         Item 1:    Legal Proceedings                                                             21

         Item 2:    Changes in Securities, Use of Proceeds and Issuer Purchases of
                    Equity Securities                                                             21

         Item 3:    Defaults Upon Senior Securities                                               21

         Item 4:    Submission of Matters to a Vote of Security Holders                           21

         Item 5:    Other Information                                                             21

         Item 6:    Exhibits and Reports on Form 8-K                                              22

         Signature                                                                                23

PART  I: FINANCIAL INFORMATION
ITEM  I: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        June 30,             December 31,
                                                                                          2004                  2003
                                                                                      -------------         -------------
                                     ASSETS
Investments                                                                           $ 159,333,051         $ 148,921,411
Cash and cash equivalents                                                                17,603,474            24,348,693
Notes and other receivables, net                                                         15,397,273            16,430,541
Reinsurance receivables                                                                  16,865,073            17,714,012
Real estate and water assets, net                                                       112,428,031           112,270,280
Property and equipment, net                                                               2,718,406             3,117,521
Net deferred income taxes                                                                   132,571                29,577
Other assets                                                                              7,791,451             7,246,695
Other assets - Discontinued Operations                                                      483,966               818,537
                                                                                      -------------         -------------
         Total assets                                                                 $ 332,753,296         $ 330,897,267
                                                                                      =============         =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                            $  56,853,827         $  60,863,884
Reinsurance balance payable                                                                 671,031               671,031
Stock appreciation rights liability                                                      12,039,281             5,969,762
Bank and other borrowings                                                                17,854,295            15,376,640
Other liabilities                                                                        11,934,288            10,871,288
Other liabilities - Discontinued Operations                                               1,212,424             2,169,879
                                                                                      -------------         -------------
       Total liabilities                                                                100,565,146            95,922,484
                                                                                      -------------         -------------
Minority interest                                                                         3,237,409             5,814,381
                                                                                      -------------         -------------
Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
     16,801,923 issued in 2004 and 2003                                                      16,802                16,802
Additional paid-in capital                                                              236,089,222           236,082,703
Retained earnings                                                                        46,533,014            56,082,903
Accumulated other comprehensive income                                                   24,692,350            15,283,404
Treasury stock, at cost (common shares: 4,432,995 in 2004 and 4,428,389 in 2003)        (78,380,647)          (78,305,410)
                                                                                      -------------         -------------
         Total shareholders' equity                                                     228,950,741           229,160,402
                                                                                      -------------         -------------
                 Total liabilities and shareholders' equity                           $ 332,753,296         $ 330,897,267
                                                                                      =============         =============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended June 30,        Six Months Ended June 30,
                                                              2004             2003             2004             2003
                                                          ------------     ------------     ------------     ------------
Revenues:
  Net investment income                                   $  2,397,355     $  2,099,268     $  3,475,109     $  2,975,560
  Net realized gain (loss) on investments                     (614,734)       1,523,593         (949,862)         975,809
  Sale of real estate and water assets                       2,096,044        2,195,940        2,372,543        2,215,854
  Rents, royalties and lease income                            294,083          278,953          609,682          723,239
  Service revenue                                            1,416,434          104,991        2,254,561          104,991
  Other                                                        176,436          208,883          400,395          899,079
                                                          ------------     ------------     ------------     ------------
  Total revenues                                             5,765,618        6,411,628        8,162,428        7,894,532
                                                          ------------     ------------     ------------     ------------
Costs and Expenses:

  Operating and other costs                                 10,767,174        4,117,660       19,969,183        7,658,847
  Cost of real estate and water assets sold                  1,173,035        1,322,097        1,284,711        1,331,366
  Cost of service revenue                                      457,797          208,236          921,465          208,236
  Loss and loss adjustment expenses                                           4,008,609                         4,022,600
  Depreciation and amortization                                557,746          479,847        1,091,860          784,552
  Interest                                                     181,703          181,596          366,673          360,853
                                                          ------------     ------------     ------------     ------------
  Total costs and expenses                                  13,137,455       10,318,045       23,633,892       14,366,454
                                                          ------------     ------------     ------------     ------------
Equity in loss of unconsolidated affiliates                                   (224,389)                         (564,785)
                                                          ------------     ------------     ------------     ------------
  Loss before income taxes and  minority interest           (7,371,837)      (4,130,806)     (15,471,464)      (7,036,707)
  Benefit for income taxes                                  (2,008,543)      (1,089,162)      (3,597,764)      (1,867,062)
                                                          ------------     ------------     ------------     ------------
  Loss before minority interest                             (5,363,294)      (3,041,644)     (11,873,700)      (5,169,645)
Minority interest in loss of subsidiaries                      868,262          333,352        2,309,333          447,953
                                                          ------------     ------------     ------------     ------------
Loss from continuing operations                             (4,495,032)      (2,708,292)      (9,564,367)      (4,721,692)
  Income (loss) from discontinued operations,
    net of tax                                                 (36,848)         383,050           14,478        2,771,898
  Gain on disposal of discontinued
    operations, net (See Note 5)                                                323,848                           804,830
                                                          ------------     ------------     ------------     ------------
 Net loss                                                 $ (4,531,880)    $ (2,001,394)    $ (9,549,889)    $ (1,144,964)
                                                          ============     ============     ============     ============

Net loss per common share - basic and diluted:

Loss from continuing operations                           $      (0.36)    $      (0.22)    $      (0.77)    $      (0.38)
Discontinued operations                                          (0.01)            0.06                              0.29
                                                          ------------     ------------     ------------     ------------
Net loss per common share                                 $      (0.37)    $      (0.16)    $      (0.77)    $      (0.09)
                                                          ============     ============     ============     ============
Weighted average shares outstanding                         12,368,928       12,375,610       12,368,928       12,377,326
                                                          ============     ============     ============     ============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      Six Months Ended June 30,
                                                                       2004             2003
                                                                   ------------     ------------
OPERATING ACTIVITIES:
  Net cash used in operating activities                            $ (6,913,479)    $ (6,628,097)
  Net cash used in discontinued operations                             (622,884)      (1,065,672)
                                                                   ------------     ------------
                                                                     (7,536,363)      (7,693,769)
                                                                   ------------     ------------
INVESTING ACTIVITIES:

  Purchases of investments                                          (18,749,321)     (37,201,061)
  Proceeds from sale of discontinued operations                                       25,144,350
  Proceeds from sale of investments                                  15,658,940       13,463,324
  Proceeds from maturity of investments                               3,662,932        3,941,091
  Purchases of property and equipment                                  (436,788)        (152,790)
  Proceeds from the sale of property and equipment                       28,750            5,737
  Cash used to purchase shares of HyperFeed, net of cash acquired                       (107,253)
  Purchases of minority interest in subsidiaries                     (1,322,129)
  Capitalized software costs                                           (676,236)
                                                                   ------------     ------------
  Net cash provided by (used in) investing activities                (1,833,852)       5,093,398
                                                                   ------------     ------------

FINANCING ACTIVITIES:

  Repayments of debt                                                    (49,280)         (84,101)
  Proceeds from borrowings                                            2,596,804
  Proceeds from exercise of stock options (HyperFeed)                    35,011
  Purchase of treasury stock for deferred compensation plans            (75,237)         (51,420)
                                                                   ------------     ------------
  Net cash provided by (used in) financing activities                 2,507,298         (135,521)
                                                                   ------------     ------------

Effect of exchange rate changes on cash                                 117,698         (352,877)
                                                                   ------------     ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                (6,745,219)      (3,088,769)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       24,348,693       22,079,082
                                                                   ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 17,603,474     $ 18,990,313
                                                                   ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest:                                     $    193,565     $    259,892
                                                                   ============     ============
       Cash paid for taxes:                                                         $    550,000
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

            The preparation of condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's condensed consolidated financial statements relate to the assessment of the carrying value of real estate and water assets, investments, unpaid losses and loss adjustment expenses, deferred income taxes, accounts and loans receivable, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 2004 and December 31, 2003, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

      Stock-Based Compensation

            On July 2, 2003, all 1,687,242 outstanding stock options were voluntarily surrendered by employees and directors. On July 17, 2003, the Company's shareholders voted to adopt the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program (the "SAR program") to replace the Company's stock option plans and call option agreements. Upon adoption of the SAR program, all 355,539 outstanding options under call option agreements were also surrendered by the holders. The maximum number of SARs issuable under the SAR program may not exceed 2,042,781. At the date of adoption, 1,962,781 SARs were issued to the prior option holders at an exercise price equal to that of the surrendered options. Included in the accompanying financial statements, in the case of "in the money" SARs (i.e., the market price of PICO stock is higher than the exercise price of the SAR), a charge is recorded in the statement of operations. The charge recognizes the change during the period in the difference between the exercise price of "in the money" SARs and the market value of PICO stock at the end of the period. For the three and six months ended June 30, 2004, a charge of $4.7 million and $6.2 million, respectively, was recorded. The accrued benefit payable under this program is $12 million at June 30, 2004. No expense was recorded in the three or six months ended June 30, 2003 as the SAR plan was adopted in the third quarter of 2003.

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

            Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 148, the Company's net income and net income per share would approximate the following pro forma amounts for the three and six months ended June 30:


                                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                                       --------------------------    ------------------------------
                                                                           2004           2003            2004             2003
Reported net loss                                                      $(4,531,880)   $(2,001,394)   $  (9,549,889)   $  (1,144,964)
Add: stock-based compensation recorded, net of income tax                3,082,407                       4,080,387
Deduct:  Total stock-based employee compensation expense
 determined under fair value based method for all awards, net
 of income tax                                                                            (58,950)                          (99,680)
                                                                       -----------    -----------    -------------    -------------
Pro forma net loss                                                     $(1,449,473)   $(2,060,344)   $  (5,469,502)   $  (1,244,644)
                                                                       ===========    ===========    =============    =============
Reported net loss  per share: basic and diluted                        $     (0.37)   $     (0.16)   $       (0.77)   $       (0.09)
                                                                       ===========    ===========    =============    =============
Pro forma net loss per share: basic and diluted                        $     (0.12)   $     (0.17)   $       (0.44)   $       (0.10)
                                                                       ===========    ===========    =============    =============

            The Black Scholes valuation model was used to estimate the fair value of the Company's stock-based compensation which is fully vested and non-transferable. This model requires the input of highly subjective assumptions, including the expected stock price volatility and estimated life of the stock-based compensation. Since the Company's stock-based compensation has characteristics significantly different from any similar instrument that is publicly traded, and because changes in the subjective input assumptions can materially change the fair value estimate, management believes that the existing model does not necessarily provide a reliable single measure of the fair value of its stock-based compensation.

            No stock-based compensation is reported in the table above for 2004 since all the awards vested on the date of grant, July 17, 2003, and no additional grants have been made.

            The effects of applying SFAS No. 148 in this pro forma disclosure are not indicative of future amounts.

2.    NET LOSS PER SHARE

            Basic earnings per share is computed by dividing net earnings by the weighted average shares outstanding during the period. For the three and six months ended June 30, 2004, the Company has no common stock equivalents, and consequently, diluted earnings per share is identical to basic earnings per share. For the three and six months ended June 30, 2003, the common stock equivalents were anti-dilutive and excluded from the calculation.

3.    COMPREHENSIVE INCOME (LOSS)

            The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

            The components of comprehensive income are as follows:

                                             Three Months Ended June 30,    Six Months Ended June 30,
                                                 2004           2003          2004            2003
                                             -----------    -----------    -----------    -----------
Net loss                                     $(4,531,880)   $(2,001,394)   $(9,549,889)   $(1,144,964)
Net change in unrealized appreciation
  on available for sale investments              188,793      3,920,759      9,710,084      1,565,586
Net change in foreign currency translation      (309,686)      (309,637)      (301,138)        27,794
                                             -----------    -----------    -----------    -----------
Total comprehensive income (loss)            $(4,652,773)   $ 1,609,728    $  (140,943)   $   448,416
                                             ===========    ===========    ===========    ===========

            Total comprehensive loss for the three and six months ended June 30, 2004 is net of deferred income tax benefit of $2.6 million and $103,000, respectively. Total comprehensive income for the three and six months ended June 30, 2003 is net of a deferred income tax charge of $507,000 and $558,000, respectively.

            The components of accumulated other comprehensive income are as follows:

                                             June 30,      December 31,
                                               2004            2003
                                           ------------    ------------
  Unrealized appreciation on
   available for sale investments          $ 30,589,114    $ 20,879,030
  Foreign currency translation               (5,896,764)     (5,595,626)
                                           ------------    ------------
Accumulated other comprehensive income     $ 24,692,350    $ 15,283,404
                                           ============    ============

            Accumulated other comprehensive income is net of deferred income tax liability of $10.3 million at June 30, 2004 and $7.2 million at December 31, 2003.

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

            Under Citation's interpretation of the applicable law, Citation's allocated deposit assets are required to be (i) held by the Commissioner in trust, "separate and apart" from Fremont's general account and other assets of its estate, and (ii) applied solely towards the payment of the assumed claims and allocated claims expenses arising from the workers' compensation insurance policies that Citation ceded/transferred to Fremont and its predecessor-in-interest. Citation requested that the Commissioner, in his capacity as the liquidator, (i) maintain Citation's allocated deposit assets separate and apart from other assets of the estate and (ii) apply the same solely to the payment of the direct and assumed claims and allocated claims expenses arising from the workers' compensation insurance liabilities that Citation ceded/transferred to Fremont. Alternatively, Citation requested that the Commissioner pay Citation's ceded liabilities from the totality of Fremont's Special Schedule P Deposit on a pari passu basis with Fremont's direct and assumed workers' compensation claims and allocated claims expenses.

            The Commissioner has refused to comply with Citation's request; instead, the Commissioner indicated that he intended to transfer the Citation deposit to the California Insurance Guarantee Association ("CIGA").

            As Fremont had been placed in liquidation and therefore was no longer an admitted reinsurer, Citation was no longer entitled to take a reinsurance credit for the Citation deposit under the statutory basis of accounting. Consequently, during 2003 Citation reversed $7.5 million reinsurance recoverable from Fremont in its financial statements prepared on the statutory basis of accounting. In addition, Citation made a corresponding provision for the reinsurance recoverable from Fremont for GAAP purposes. Accordingly, Citation has, for both its statutory and GAAP financial statements, provided for the reinsurance recoverable from Fremont on its workers' compensation policy liabilities.

            In June 2004, Citation filed litigation to recover its workers' compensation trust deposits held by Fremont prior to the liquidation in the amount of $7.1 million. In the event that Citation fails to prevail on its claim, it is unlikely to receive any distribution from Fremont or any credit for the Citation deposit. If, however, Citation prevails on its claim, it may obtain the benefit of its deposit, as well as other relief.

            The Company is presently unable to predict the outcome of this dispute with a reasonable degree of certainty.

            Global Equity S.A, the Company's wholly owned Swiss-domiciled subsidiary, made a commitment to Accu Holding AG to participate with other shareholders of Accu in raising capital. The maximum commitment for Global Equity was $1.9 million (2.3 million CHF). During June 2004, Global Equity SA participated in the offering and purchased 15,130 common shares of Accu Holding for $1.2 million.

            In 2000, PICO loaned a total of $2.2 million to Dominion Capital Pty. Ltd. ("Dominion Capital"), a private Australian company. In 2001, $1.2 million of the loans became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO commenced a legal action through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing legal action, and our ability to realize the assets collateralizing the loans, PICO recorded an allowance in 2001 for the total outstanding balance of $2.3 million for the loans and interest. The court appointed receiver is in the process of ascertaining Dominion Capital's assets and liabilities. PICO has been awarded summary judgment in relation to the principal and interest on the loan for $1.2 million and as a result, Dominion Capital has been placed in receivership. A trial was held in July 2003 in the Australian courts concerning both loans. The Company received judgment in August 2004 and was unsuccessful in its actions. The Company is considering an appeal.

            The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5.    DISCONTINUED OPERATIONS

            On March 31, 2003, the sale of Sequoia Insurance Company ("Sequoia") closed for gross proceeds of $43.1 million, which consisted of $25.2 million in cash and a dividend of equity and debt securities previously held by Sequoia with a market value of $17.9 million. The final sale price that was determined 60 days after the closing date was reduced by $58,000. The net income from Sequoia included in PICO's condensed consolidated results for the six months ended June 30, 2003 was $2.4 million, which is reported as "Income (loss) from discontinued operations, net of tax." The Company also recorded a $443,000 gain on disposal, net of estimated income taxes of $281,000 and selling costs of $844,000, which is reported as "Gain on disposal of discontinued operations, net" for the six months ended June 30, 2003.

            In June 2003, HyperFeed disposed of a consolidated subsidiary, recording a gain on sale of $362,000. In the fourth quarter of 2003, HyperFeed sold additional operations, and recast its 2003 reported results to classify these operations as discontinued. Included in PICO's condensed consolidated results of operations for the three and six months ended June 30, 2003, is income of $383,000 from HyperFeed's discontinued operations. The residual discontinued operations reported a loss of $37,000 and income of $15,000 for the three and six months ended June 30, 2004, respectively. At June 30, 2004, discontinued operations reported assets of $484,000 and liabilities of $1.2 million.

6.    SEGMENT REPORTING

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

            The accounting policies of the reportable segments are the same as those described in the Company's 2003 Annual Report on Form 10-K. Management analyzes segments using the following information:

            Segment assets:

                                       At June 30,   At December 31,
                                          2004            2003
                                      ------------   ---------------
TOTAL ASSETS:
Vidler Water Company                  $ 87,367,005    $ 88,134,979
Nevada Land and Resource Company        46,782,968      46,267,828
Business Acquisitions and Financing     69,956,454      68,278,691
Insurance Operations in Run Off        122,677,160     118,351,511
HyperFeed Technologies, Inc.             5,969,709       9,864,258
                                      ------------    ------------
                                      $332,753,296    $330,897,267
                                      ============    ============

            Segment revenues and income (loss) before taxes and minority interest for the second quarter and first half of 2004 and 2003 were:

                                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------------------------------------
                                                            2004          2003            2004           2003
                                                        ---------------------------------------------------------
REVENUES:
Vidler Water Company                                    $   429,000    $   301,000    $    791,000    $   885,000
Nevada Land & Resource Company                            2,336,000      2,494,000       2,875,000      3,062,000
Business Acquisitions and Financing                         659,000      2,752,000         438,000      2,525,000
Insurance Operations in Run Off                             924,000        758,000       1,795,000      1,316,000
HyperFeed Technologies                                    1,418,000        107,000       2,263,000        107,000
                                                        -----------    -----------    ------------    -----------
     Total Revenues                                     $ 5,766,000    $ 6,412,000    $  8,162,000    $ 7,895,000
                                                        ===========    ===========    ============    ===========
INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST:
Vidler Water Company                                    $(1,433,000)   $(1,274,000)   $ (2,820,000)   $(2,056,000)
Nevada Land & Resource Company                              672,000        720,000         646,000        767,000
Business Acquisitions and Financing                      (5,785,000)       769,000     (10,344,000)    (1,407,000)
Insurance Operations in Run Off                             683,000     (3,391,000)      1,209,000     (3,386,000)
HyperFeed Technologies                                   (1,509,000)      (955,000)     (4,162,000)      (955,000)
                                                        -----------    -----------    ------------    -----------
     Loss Before Taxes and Minority Interest            $(7,372,000)   $(4,131,000)   $(15,471,000)   $(7,037,000)
                                                        ===========    ===========    ============    ===========

      Note: Beginning May 15, 2003, the Company consolidated HyperFeed Technologies, Inc. and presented HyperFeed's results of operations as a separate segment.

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

      The condensed consolidated financial statements and other portions of this quarterly report on Form 10-Q for the period ended June 30, 2004, including Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," reflect the effects of:

(1) presenting HyperFeed Technologies, Inc. as a separate segment beginning May 15, 2003; and

(2) presenting Sequoia Insurance Company and two businesses sold by HyperFeed Technologies, Inc. as discontinued operations. See "Discontinued Operations."

INTRODUCTION

      PICO Holdings, Inc. (PICO and its subsidiaries are referred to as "PICO" and "the Company," and by words such as "we" and "our") is a diversified holding company. PICO seeks to acquire businesses and interests in businesses which we identify as undervalued based on fundamental analysis -- that is, our assessment of what the business is worth, based on the private market value of its assets, earnings, and cash flow. We prefer long-established businesses, with a history of operating successfully through industry cycles, recessions, and geo-political disruptions, in basic, "old economy" industries. Typically, the businesses will be generating free cash flow and have a low level of debt; or, alternatively, strong interest coverage ratios or the ability to realize surplus assets. As well as being undervalued, the business must have special qualities such as unique assets, a potential catalyst for change, or be in an industry with attractive economics. We are also interested in acquiring interests in companies where there is significant unrecognized value in land and other tangible assets.

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

RESULTS OF OPERATIONS -- THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

SHAREHOLDERS' EQUITY

      At June 30, 2004, PICO had shareholders' equity of $229 million ($18.51 per share), compared to $233.6 million ($18.89 per share) at March 31, 2004, and $229.2 million ($18.52 per share) at December 31, 2003.

      The $210,000 decrease in shareholders' equity during the first half of 2004 primarily resulted from the net loss of $9.5 million and $301,000 in negative foreign currency translation, which more than offset a $9.7 million net increase in unrealized appreciation in investments.

      The $4.6 million decrease in shareholders' equity during the second quarter of 2004 primarily resulted from the quarter's net loss of $4.5 million and negative foreign currency translation of $310,000, partially offset by a $189,000 net increase in unrealized appreciation in investments.

COMPREHENSIVE LOSS

      In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," PICO reports comprehensive income (loss) in addition to net income (loss) from the Condensed Consolidated Statement of Operations. Comprehensive income (loss) includes items resulting in unrealized changes in shareholders' equity, such as foreign currency translation and change in unrealized investment gains and losses on available-for-sale securities.

      During the first half of 2004, PICO recorded a comprehensive loss of $141,000, consisting of the $9.7 million net increase in unrealized appreciation in investments, which was more than offset by the $9.5 million net loss and a foreign currency translation debit of $301,000.

      For the second quarter of 2004, PICO recorded a comprehensive loss of $4.7 million, consisting of the $4.5 million net loss and a foreign currency translation debit of $310,000, partially offset by a $189,000 net increase in unrealized appreciation in investments.

SECOND QUARTER NET LOSS

      PICO reported a net loss of $4.5 million ($0.37 per share) for the second quarter of 2004, consisting of a $4.5 million ($0.36 per share) loss from continuing operations, and a $37,000 after-tax loss from discontinued operations ($0.01 per share). The $4.5 million net loss from continuing operations consisted of a $7.4 million loss before income taxes and minority interest, partially offset by an income tax benefit of $2 million and minority interest of $868,000.

      In the second quarter of 2003, PICO reported a net loss of $2 million ($0.16 per share). The net loss consisted of a $2.7 million loss from continuing operations ($0.22 per share), income from discontinued operations of $383,000 after-tax, and a $324,000 after-tax gain on the disposal of discontinued operations ($0.06 per share in total). The $2.7 million loss from continuing operations consisted of a $4.1 million loss before income taxes and minority interest, which was partially offset by an income tax benefit of $1.1 million, and minority interest of $333,000.

FIRST HALF NET LOSS

      PICO reported a net loss of $9.5 million ($0.77 per share) for the first half of 2004, comprised of a loss from continuing operations of $9.6 million ($0.77 per share) and income from discontinued operations of $14,000 after-tax ($0.00 per share). The $9.6 million loss from continuing operations consisted of a $15.5 million loss before income taxes and minority interest, partially offset by an income tax benefit of $3.6 million and minority interest of $2.3 million. The consolidated income tax benefits of $2 million for the second quarter and $3.6 million for the first half that we recorded do not include any benefit for HyperFeed's losses of $1.5 million for the second quarter and $4.2 million for the first half as, in the opinion of HyperFeed's management, it is more likely than not that deferred tax assets, represented by operating loss carryforwards, will not be realized.

      For the first half of 2003, PICO reported a net loss of $1.1 million ($0.09 per share). A loss from continuing operations of $4.7 million ($0.38 per share) was partially offset by $3.6 million ($0.29 per share in total) of after-tax income related to discontinued operations. The income from discontinued operations consisted of $2.8 million in after-tax income earned by Sequoia and the two businesses divested by HyperFeed in 2003 until their sale, and $805,000 in after-tax gains on the sale of the Sequoia and the discontinued operations of HyperFeed. The $4.7 million loss from continuing operations consisted of a $7 million loss before income taxes and minority interest, which was partially offset by an income tax benefit of $1.9 million and minority interest of $448,000.

      Segment revenues and income (loss) before taxes and minority interest for the second quarter and first half of 2004 and 2003 were:

                                                     THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------------------------------------
                                                         2004           2003            2004          2003
                                                    ---------------------------------------------------------
REVENUES:
Vidler Water Company                                $   429,000    $   301,000    $    791,000    $   885,000
Nevada Land & Resource Company                        2,336,000      2,494,000       2,875,000      3,062,000
Business Acquisitions and Financing                     659,000      2,752,000         438,000      2,525,000
Insurance Operations in Run Off                         924,000        758,000       1,795,000      1,316,000
HyperFeed Technologies                                1,418,000        107,000       2,263,000        107,000
                                                    -----------    -----------    ------------    -----------
     Total Revenues                                 $ 5,766,000    $ 6,412,000    $  8,162,000    $ 7,895,000
                                                    ===========    ===========    ============    ===========

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST:
Vidler Water Company                                $(1,433,000)   $(1,274,000)   $ (2,820,000)   $(2,056,000)
Nevada Land & Resource Company                          672,000        720,000         646,000        767,000
Business Acquisitions and Financing                  (5,785,000)       769,000     (10,344,000)    (1,407,000)
Insurance Operations in Run Off                         683,000     (3,391,000)      1,209,000     (3,386,000)
HyperFeed Technologies                               (1,509,000)      (955,000)     (4,162,000)      (955,000)
                                                    -----------    -----------    ------------    -----------
     Loss Before Taxes and Minority Interest        $(7,372,000)   $(4,131,000)   $(15,471,000)   $(7,037,000)
                                                    ===========    ===========    ============    ===========

                           VIDLER WATER COMPANY, INC.

                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                            --------------------------------------------------------
                                                 2004          2003            2004         2003
                                            --------------------------------------------------------
REVENUES:
Sale of Land, Water Rights and Water         $     3,000                   $     3,000
Option Premiums Earned                                                                   $   346,000
Lease of Water                                    30,000   $     5,000          51,000         6,000
Lease of Agricultural Land                       121,000       176,000         242,000       352,000
Interest                                         133,000                       293,000
Other                                            142,000       120,000         202,000       181,000
                                             -----------   -----------     -----------   -----------
Segment Total Revenues                       $   429,000   $   301,000     $   791,000   $   885,000
                                             ===========   ===========     ===========   ===========

EXPENSES:
Cost of Land, Water Rights and Water Sold    $    (2,000)                  $    (2,000)
Depreciation and Amortization                   (299,000)  $  (239,000)       (575,000)  $  (478,000)
Interest                                         (80,000)     (115,000)       (173,000)     (233,000)
Overhead Expenses                               (348,000)     (355,000)       (818,000)     (726,000)
Project Expenses                              (1,133,000)     (866,000)     (2,043,000)   (1,504,000)
                                             -----------   -----------     -----------   -----------
Segment Total Expenses                       $(1,862,000)  $(1,575,000)    $(3,611,000)  $(2,941,000)

                                             -----------   -----------     -----------   -----------
LOSS BEFORE TAX                              $(1,433,000)  $(1,274,000)    $(2,820,000)  $(2,056,000)
                                             ===========   ===========     ===========   ===========

      In the second quarter of 2004, Vidler's revenues totaled $429,000. The largest revenue item was $133,000 of interest earned on collateralized notes receivable related to the assets at Big Springs Ranch and West Wendover sold in December 2003, which are scheduled to be repaid during 2004. After operating expenses of $1.9 million, Vidler incurred a loss before taxes of $1.4 million for the second quarter of 2004.

      In the second quarter of 2003, Vidler's revenues totaled $301,000; the largest component being $176,000 in revenue earned from the lease of agricultural land. After operating expenses of $1.6 million, Vidler incurred a loss before taxes of $1.3 million for the second quarter of 2003.

      In the first half of 2004, Vidler's revenues totaled $791,000. The largest revenue item was $293,000 of interest earned on collateralized notes receivable from the sale of assets at Big Springs Ranch and West Wendover. After operating expenses of $3.6 million, Vidler generated a loss before taxes of $2.8 million for the first half of 2004.

      In the first half of 2003, Vidler's revenues totaled $885,000; the largest components being $352,000 in revenue earned from the lease of agricultural land, and $346,000 of option premiums earned when options over land and water granted to two electricity-generating companies expired without being exercised. After operating expenses of $2.9 million, Vidler generated a loss before taxes of $2.1 million for the first half of 2003.

      To increase transparency, the line "Operations, Maintenance, and Other Expenses" reported in previous years is now broken into two components, Overhead Expenses and Project Expenses.

      Overhead Expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees. Overhead Expenses were $348,000 in the second quarter of 2004 and $818,000 in the first half of 2004, compared to $355,000 in the second quarter of 2003 and $726,000 in the first half of 2003.

      Project Expenses were $1.1 million in the second quarter of 2004 and $2 million in the first half of 2004, compared to $866,000 in the second quarter of 2003 and $1.5 million in the first half of 2003. Project Expenses consist of costs related to (1) the development of water resources which do not meet the criteria to be recorded as assets; and (2) the development and maintenance of existing water resources, such as repairs & maintenance, property taxes, and professional fees. Project expenses are recorded as expenses as incurred, and fluctuate from period to period depending on activity regarding Vidler's various water resource projects.

      In the second quarter of 2004, revenues increased $128,000 year over year, primarily due to the $133,000 in interest revenue earned in 2004. Operating expenses increased by $287,000 year over year, principally due to a $267,000 increase in Project Expenses, and a $60,000 increase in Depreciation and Amortization. Consequently, Vidler's second quarter segment loss was $159,000 higher in 2004 than in 2003.

      For the first half of 2004, revenues decreased $94,000 year over year. This was primarily due to the $346,000 in option premiums earned in 2003 which did not recur in 2004, partially offset by the $293,000 in interest revenue earned in 2004. Operating expenses increased by $670,000 year over year, principally due to increases of $539,000 in Project Expenses, $97,000 in Depreciation and Amortization, and $92,000 in Overhead Expenses. The principal increases in Project Expenses year over year were $268,000 higher maintenance expenses at the Vidler Arizona Recharge Facility, and approximately $200,000 in professional studies regarding the future utilization of water from Fish Springs Ranch. As a consequence, Vidler's first half segment loss was $764,000 higher year over year.

COYOTE SPRINGS DEVELOPMENT PROJECT

      As a result of the limited supply of land, rapid population growth, and decreased housing affordability in the Las Vegas metropolitan area, developers are procuring land in surrounding valleys. Vidler's water rights in southern Nevada can be utilized to provide water supply to new developments of this type.

      The Coyote Springs community is a planned mixed-use development to be located 40 miles north of Las Vegas. The developer, Coyote Springs Investment, LLC ("CSIL"), has received entitlements for approximately 50,000 residential units, 6 golf courses, and 1,200 acres of retail and commercial development on 13,100 acres in Clark County. It is expected that full absorption of the residential units will take 25 years or more. CSIL expects to receive additional entitlements for its 29,800 acres in Lincoln County. Based on the entitlements obtained so far, it is estimated that the community will require approximately 35,000 acre-feet of permanent water. Additional water will be required as further entitlements are obtained.

      Vidler recently signed a joint venture agreement with CSIL to supply various water resources required to support the development. As previously disclosed, Lincoln County and Vidler have jointly filed applications for water rights in various basins in Lincoln County. We anticipate that under the agreement, Lincoln/Vidler could provide the majority of water required for the development project at an indicative price of $5,000 per acre-foot, indexed for inflation.

      In order to provide an immediately available water supply so that the development can progress, the Vidler/developer joint venture has agreed to acquire net recharge credits owned by Vidler in the Vidler Arizona Recharge Facility at a price of $500 per acre-foot, subject to approval by the relevant Nevada and Arizona water authorities. As ground water is ultimately permitted to Lincoln/Vidler from the water rights applications in Lincoln County, we anticipate that the Vidler/developer joint venture will acquire water at $5,000 per acre-foot, indexed for inflation, from Lincoln/Vidler.

      The final economics of the joint venture will depend on additional agreements to be negotiated with the General Improvement District, which will act as the water supplier for the proposed development.

      The Coyote Springs Project is an example of how Vidler's water rights in Nevada and water storage facility in Arizona could potentially interact to provide water solutions in southern Nevada.

                       NEVADA LAND & RESOURCE COMPANY, LLC

                         Three Months Ended June 30,    Six Months Ended June 30,
                              2004          2003           2004           2003
REVENUES:
Sale of Land             $ 2,093,000   $ 2,196,000   $ 2,370,000   $   2,216,000
Option Premiums Earned                                                   137,000
Lease and Royalty            143,000       155,000       316,000         365,000
Interest and Other           100,000       143,000       189,000         344,000
                         -----------   -----------   -----------   -------------
Segment Total Revenues   $ 2,336,000   $ 2,494,000    $2,875,000   $   3,062,000
                         ===========   ===========    ==========   =============

EXPENSES:
Cost of Land Sales       $(1,171,000)  $(1,322,000)  $(1,283,000)  $  (1,331,000)
Operating Expenses        (  493,000)   (  452,000)     (946,000)       (964,000)
                         -----------   -----------   -----------   -------------
Segment Total Expenses   $(1,664,000)  $(1,774,000)  $(2,229,000)  $  (2,295,000)

                         -----------   -----------   -----------   -------------
INCOME BEFORE TAX        $   672,000   $   720,000   $   646,000   $     767,000
                         ===========   ===========   ===========   =============

        Nevada Land recognizes revenue from land sales, and the resulting gross profit, when the sales transactions legally close, in accordance with FASB 66. On closing, the entire sales price is recorded as revenue, and a gross margin is recognized depending on the cost basis attributed to the land which was sold. Since the date of closing determines the accounting period in which the sales revenue and gross margin are recorded:

- Nevada Land's reported revenues and income fluctuate from quarter to quarter depending on the dates when specific transactions close; and

- land sales revenues for any individual quarter are not indicative of likely full-year revenues.

        In the second quarter of 2004, segment total revenues were $2.3 million. Nevada Land sold approximately 21,285 acres of land for $2.1 million. The average sales price was $98 per acre and our average basis in the land sold was $55 per acre. The gross margin on land sales was $922,000, which represents a gross margin percentage of 44%. Lease and royalty revenues were $143,000, and interest and other revenues contributed $100,000. After operating expenses of $493,000, Nevada Land generated income of $672,000.

        In the second quarter of 2003, segment total revenues were $2.5 million. Nevada Land sold approximately 52,286 acres of land for $2.2 million. The average sales price was $42 per acre and our average basis in the land sold was $25 per acre. The gross margin on land sales was $874,000, which represents a gross margin percentage of 39.8%. Lease and royalty revenues were $155,000, and interest and other revenues contributed $143,000. After operating expenses of $452,000, Nevada Land recorded income of $720,000.

        In the first half of 2004, segment total revenues were $2.9 million. Nevada Land sold approximately 25,009 acres of land for $2.4 million. The average sales price was $95 per acre and our average basis in the land sold was $51 per acre. The gross margin on land sales was $1.1 million, which represents a gross margin percentage of 45.9%. Lease and royalty revenues were $316,000, and interest and other revenues contributed $189,000. After operating expenses of $946,000, Nevada Land generated income of $646,000.

        In the first half of 2003, segment total revenues were $3.1 million. Nevada Land sold approximately 52,407 acres of land for $2.2 million. The average sales price was $42 per acre and our average basis in the land sold was $25 per acre. The gross margin on land sales was $885,000, which represents a gross margin percentage of 39.9%. Lease and royalty revenues were $365,000, option premiums of $137,000 were earned, and interest and other revenues contributed $344,000. After operating expenses of $964,000, Nevada Land recorded income of $767,000.

        The second quarter segment result decreased $48,000 year over year. A $49,000 year over year increase in gross margin from land sales was more than offset by a $55,000 reduction in all other revenues, and a $41,000 increase in operating expenses.

        The first half segment result decreased $121,000 year over year. The 2004 segment result benefited from a $202,000 higher gross margin from land sales and an $18,000 reduction in operating expenses year over year. These positive factors were more than offset by a $137,000 option premium earned in 2003 which did not recur in 2004, and a $204,000 reduction in all other revenue items year over year, principally resulting from decreased interest revenue due to Nevada Land holding a lower level of interest-bearing temporary investments after surplus funds were distributed to other group companies during the latter half of 2003.

                       BUSINESS ACQUISITIONS AND FINANCING

                                              THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------------
                                                  2004           2003           2004           2003
REVENUES (CHARGES):
Realized Gains (Losses):
     On Sale or Impairment of Holdings        $  (436,000)   $ 1,169,000    $   (832,000)   $   573,000
     SFAS No. 133 Change in Warrants             (379,000)       267,000        (549,000)       246,000
Investment Income                               1,416,000      1,229,000       1,604,000      1,452,000
Other                                              58,000         87,000         215,000        254,000
                                              -----------    -----------    ------------    -----------
Segment Total Revenues (Charges)              $   659,000    $ 2,752,000    $    438,000    $ 2,525,000
                                              ===========    ===========    ============    ===========

SEGMENT TOTAL EXPENSES                        $(6,444,000)   $(1,759,000)   $(10,782,000)   $(3,367,000)
                                              -----------    -----------    ------------    -----------
INCOME (LOSS) BEFORE INVESTEE INCOME          $(5,785,000)   $   993,000    $(10,344,000)   $  (842,000)

Equity in Loss of Unconsolidated Affiliates                  $  (224,000)                   $  (565,000)
                                              -----------    -----------    ------------    -----------
INCOME (LOSS) BEFORE TAX                      $(5,785,000)   $   769,000    $(10,344,000)   $(1,407,000)
                                              ===========    ===========    ============    ===========

        This segment contains businesses, interests in businesses, and other parent company assets. Revenues and results in this segment vary considerably from quarter to quarter, primarily due to fluctuations in net realized gains or losses on the sale of investments.

        The largest holding in this segment is Jungfraubahn Holding AG, which has a market value and carrying value of $30.1 million (before taxes) at June 30, 2004.

        In the second quarter of 2004, Business Acquisitions and Financing segment revenues were $659,000. Investment income was $1.4 million, including $1 million from Jungfraubahn's annual dividend for 2003 which was received in June. Net realized losses of $815,000 were recorded. A $687,000 charge for other-than-temporary impairment of our holding in Accu Holding AG to reflect a decline in the market value of this security during the second quarter of 2004 (see next paragraph), was partially offset by $251,000 in net realized gains on the sale of other securities. In addition, a $379,000 decline in the estimated fair value of warrants we own to buy shares in HyperFeed was recorded as a realized loss in accordance with Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities." After segment expenses of $6.4 million, the segment reported a loss before taxes of $5.8 million for the second quarter of 2004.

        During the second quarter of 2004, Accu Holding AG completed a 1:1 rights offering at CHF (i.e., Swiss Francs) 100 per share. We subscribed for our full entitlement, and partially underwrote the rights offering. At June 30, 2004, the market price of Accu common stock was CHF130, compared to a market price of approximately CHF200 for the shares on issue before the offering.

        For the second quarter of 2003, Business Acquisitions and Financing segment revenues were $2.8 million. Investment income was $1.2 million, including $957,000 from Jungfraubahn's annual dividend for 2002. Net realized gains were approximately $1.4 million. Realized gains of approximately $1.6 million on the sale of two equity securities were partially offset by a $470,000 charge for other-than-temporary impairment of our holding in Accu Holding AG, to reflect a further decline in the market value of this holding during the second quarter of 2003. In addition, a $267,000 increase in the estimated fair value of warrants we own to buy shares in other companies, principally HyperFeed, was recorded as a realized gain in accordance with SFAS No. 133. After segment expenses of $1.8 million, and our $224,000 equity share of HyperFeed's net loss and other events affecting equity (during the period from January 1, 2003 until May 14, 2003), the segment reported income before taxes of $769,000 for the second quarter of 2003.

        In the first half of 2004, Business Acquisitions and Financing segment revenues were $438,000. Investment income was $1.6 million, including $1 million from Jungfraubahn's annual dividend for 2003. Net realized losses of $1.4 million were recorded. A $1.3 million charge for other-than-temporary impairment of our holdings in SIHL, Accu Holding, and Phoenix Capital, Inc., to reflect a decline in the market value of these securities during the first half of 2004, was partially offset by $493,000 in net realized gains on the sale of other securities. In addition, a $549,000 decline in the estimated fair value of warrants we own to buy shares in HyperFeed was recorded as a realized loss in accordance with SFAS No. 133. After segment expenses of $10.8 million, the segment reported a loss before taxes of $10.3 million for the first half of 2004.

        For the first half of 2003, Business Acquisitions and Financing segment revenues were $2.5 million. Investment income was $1.5 million, including $957,000 from Jungfraubahn's annual dividend for 2002. Net realized gains were $819,000. Realized gains of approximately $1.6 million on the sale of two equity securities were partially offset by approximately $1.1 million in charges for other-than-temporary impairment of our holdings in Accu Holding and SIHL, reflecting a further decline in the market value of these holdings during the first half of 2003. In addition, a $254,000 increase in the estimated fair value of warrants we own to buy shares in other companies, principally HyperFeed, was recorded as a realized gain in accordance with SFAS No. 133. After segment expenses of $3.4 million, and our $565,000 equity share of HyperFeed's net loss and other events affecting equity (during the period from January 1, 2003 until May 14, 2003), the segment reported a loss before taxes of $1.4 million for the first half of 2003.

        The year over year increases in segment expenses of $4.6 million in the second quarter and $7.4 million in the first half of 2004 primarily resulted from expenses recorded related to the PICO Holdings, Inc. Stock Appreciation Rights ("SAR") Program. The $4.7 million SAR expense for the second quarter of 2004 resulted from an increase in the PICO stock price of $2.41 per share during the quarter, which represented a $29.8 million increase in PICO's equity market capitalization. The $7.4 million SAR expense for the first half of 2004 resulted from an increase in the PICO stock price of $3.18 per share ($39.3 million increase in market capitalization) during the half. No SAR expense was recorded in the second quarter and first half of 2003, as the SAR plan was not adopted until the third quarter of 2003.

        During the third quarter of 2003, the call options and stock options previously on issue were canceled and replaced with SAR. A holder may only exercise a maximum of 20% of the vested SAR initially received in any 12 month period, except with the permission of the Company's Compensation Committee.

        We believe that the accounting treatment for SAR is more transparent than the accounting treatment of stock options. Following the adoption of the SAR Program, PICO began to record the change in the "in the money" amount (i.e., the difference between the market value of PICO stock and the exercise price of the SAR) of SAR outstanding during each quarter through the statement of operations. An increase in the "in the money" amount of SAR (i.e., if the price of PICO stock rises during the quarter) is recorded as an expense.

         In effect, the balance sheet line "Stock appreciation rights liability" of $12 million recognizes the cumulative "in the money" value of SAR dating back to the time when the call and stock options were originally issued, which is up to 10 years ago. Since the end of 1993, shortly after PICO's current Chairman and Chief Executive Officer became involved with Physicians Insurance Company of Ohio, the stock price has increased from approximately $3.25 per share to $18.85 per share, on a comparable basis. Over the same period, the market capitalization has increased from $14.5 million to $233.2 million (including new shares issued for cash and acquisitions). After the related tax effect, the stock appreciation rights liability reduced book value per share by 3.4% at June 30, 2004 (dilution effect).

                         INSURANCE OPERATIONS IN RUN OFF

                                      THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                      -------------------------------------------------------
                                          2004          2003           2004           2003
REVENUES:
Investment Income                      $ 724,000    $   671,000    $ 1,363,000    $ 1,162,000
Realized Investment Gains                200,000         87,000        432,000        153,000
Other                                                                                   1,000
                                       ---------    -----------    -----------    -----------
Segment Total Revenues                 $ 924,000    $   758,000    $ 1,795,000    $ 1,316,000
                                       =========    ===========    ===========    ===========

EXPENSES:
Operating and Underwriting Expenses    $(241,000)   $(4,149,000)   $  (586,000)   $(4,702,000)
                                       ---------    -----------    -----------    -----------
Segment Total Expenses                 $(241,000)   $(4,149,000)   $  (586,000)   $(4,702,000)

INCOME (LOSS) BEFORE TAXES:
Physicians Insurance Company of Ohio   $ 337,000    $ 3,906,000    $   561,000    $ 3,659,000
Citation Insurance Company               346,000     (7,297,000)       648,000     (7,045,000)
                                       ---------    -----------    -----------    -----------
Segment Income Before Tax              $ 683,000    $(3,391,000)   $ 1,209,000    $(3,386,000)
                                       =========    ===========    ===========    ===========

      This segment consists of Physicians Insurance Company of Ohio and Citation Insurance Company. Both Physicians and Citation are in "run off." This means that the companies are handling and resolving claims on expired policies, but not writing new business.

      Typically, most of the revenues of an insurance company in "run off' come from investment income. Investment income is expected to decline over time as fixed-income securities mature or are sold to provide the funds to pay claims and expenses. The Insurance Operations in Run Off segment generated total revenues of $924,000 in the second quarter of 2004, compared to $758,000 in the second quarter of 2003. Investment income was $724,000 in the second quarter of 2004, compared to $671,000 in the second quarter of 2003, an increase of $53,000 year over year. Realized investment gains were $200,000 in the second quarter of 2004, compared to $87,000 in the second quarter of 2003, an increase of $113,000 year over year.

      Operating and underwriting expenses were $241,000 in the second quarter of 2004, compared to $4.1 million in the second quarter of 2003. Consequently, segment income increased from a $3.4 million loss in the second quarter of 2003 to income of $683,000 in the second quarter of 2004.

      The operating and underwriting expenses of $4.1 million in the second quarter of 2003 were unusually high. This principally represented two significant items:

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

- A $7.5 million provision against a reinsurance recoverable previously recorded by Citation, after Fremont Indemnity Corporation went into liquidation in July 2003. Citation has commenced legal action to recover the deposits reported as held by Fremont for Citation's insureds; however, the ultimate outcome cannot be accurately predicted.

PHYSICIANS INSURANCE COMPANY OF OHIO

      During the second quarter of 2004, Physicians generated total revenues of $436,000, including realized gains of $9,000. Operating and underwriting expenses were $99,000, resulting in income before taxes of $337,000. During the second quarter of 2003, total revenues were $361,000. Regular operating and underwriting expenses were exceeded by a $3.6 million reserve reduction, resulting in income before taxes of $3.9 million.

      For the first half of 2004, Physicians generated total revenues of $943,000, including realized gains of $214,000. Operating and underwriting expenses were $382,000, resulting in income before taxes of $561,000. During the first half of 2003, total revenues were $531,000. Regular operating and underwriting expenses were exceeded by a $3.6 million reserve reduction, resulting in income before taxes of $3.7 million.

      At June 30, 2004, Physicians' loss and loss adjustment reserves were $18 million, net of reinsurance, compared to $18.6 million at March 31, 2004, and $19.6 million at December 31, 2003. Reserves decreased by $1.6 million during the first half, due to the payment of $1.6 million in losses and loss adjustment expenses. No unusual trends in claims were noted during the quarter.

    PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE
                                    RESERVES

                                                        JUNE 30, 2004   MARCH 31, 2004  DECEMBER 31, 2003
                                                        -------------------------------------------------
Direct Reserves                                         $22.0 million   $22.6 million     $23.6 million
Ceded Reserves                                           (4.0)           (4.0)             (4.0)
                                                        -------------   -------------     -------------
NET MEDICAL PROFESSIONAL LIABILITY INSURANCE RESERVES   $18.0 million   $18.6 million     $19.6 million
                                                        =============   =============     =============

CITATION INSURANCE COMPANY

        During the second quarter of 2004, Citation generated revenues of $487,000, including realized gains of $191,000. After operating and underwriting expenses of $141,000, Citation reported income before taxes of $346,000. In the second quarter of 2003, Citation generated revenues of $397,000, operating and underwriting expenses were $7.7 million, and Citation reported a loss before taxes of $7.3 million.

        For the first half of 2004, Citation generated revenues of $852,000, including realized gains of $218,000. After operating and underwriting expenses of $204,000, Citation reported income before taxes of $648,000. In the first half of 2003, Citation generated revenues of $785,000, operating and underwriting expenses were $7.8 million, and Citation reported a loss before taxes of $7 million.

        At June 30, 2004, Citation's insurance claims reserves were $22.1 million, net of reinsurance, consisting of $11.6 million in net property and casualty insurance reserves and $10.5 million in workers' compensation reserves. Citation's insurance claims reserves, net of reinsurance, totaled $23 million at March 31, 2004, and $23.8 million at December 31, 2003.

        Reserves decreased by $1.7 million during the first half, primarily due to the payment of approximately $1.8 million in direct losses (i.e., claims) and loss adjustment expenses, partially offset by the recovery of approximately $111,000 from reinsurance companies.


     CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

                                               JUNE 30, 2004   MARCH 31, 2004  DECEMBER 31, 2003
                                               -------------------------------------------------
PROPERTY & CASUALTY INSURANCE
Direct Reserves                                $13.0 million   $14.0 million     $14.8 million
Ceded Reserves                                  (1.4)           (1.5)             (1.5)
                                               -------------   -------------     -------------
Net Property & Casualty Insurance Reserves     $11.6 million   $12.5 million     $13.3 million
                                               =============   =============     =============

WORKERS' COMPENSATION INSURANCE

Direct Reserves                                $21.9 million   $22.1 million     $22.4 million
Ceded Reserves                                 (11.4)          (11.6)            (11.9)
                                               -------------   -------------     -------------
Net Workers' Compensation Insurance Reserves   $10.5 million   $10.5 million     $10.5 million
                                               =============   =============     =============
TOTAL RESERVES                                 $22.1 million   $23.0 million     $23.8 million
                                               =============   =============     =============

                          HYPERFEED TECHNOLOGIES, INC.

                                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                     --------------------------------------------------------
                                                         2004           2003           2004           2003
                                                     --------------------------    --------------------------
REVENUES:
Service                                              $ 1,417,000    $   105,000    $ 2,255,000    $   105,000
Investment Income                                          1,000          2,000          8,000          2,000
Other
                                                     -----------    -----------    -----------    -----------
Segment Total Revenues                               $ 1,418,000    $   107,000    $ 2,263,000    $   107,000

EXPENSES:

Cost of service                                      $  (458,000)   $  (208,000)   $  (922,000)   $  (208,000)
Depreciation and amortization                           (201,000)      (166,000)      (415,000)      (166,000)
Other                                                 (2,268,000)      (687,000)    (5,088,000)      (687,000)
                                                     -----------    -----------    -----------    -----------
Segment Total Expenses                               $(2,927,000)   $(1,062,000)   $(6,425,000)   $(1,062,000)

                                                     -----------    -----------    -----------    -----------
SEGMENT LOSS BEFORE TAXES AND MINORITY INTEREST      $(1,509,000)   $  (955,000)   $(4,162,000)   $  (955,000)
                                                     ===========    ===========    ===========    ===========

      During the second quarter of 2004, HyperFeed generated $1.4 million in revenues. Service revenues were $1.4 million and the costs of service were $458,000, resulting in gross margin of $959,000. After the deduction of $2.5 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $1.5 million. For more information, please refer to HyperFeed's 10-Q for the second quarter of 2004, which should be filed with the SEC on or before August 9, 2004, the contents of which are not incorporated into this 10-Q.

      During the first half of 2004, HyperFeed generated $2.3 million in revenues. Service revenues were $2.3 million and the costs of service were $922,000, resulting in gross margin of $1.3 million. After the deduction of $5.5 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $4.2 million.

      In May 2003, PICO acquired a direct controlling financial interest in HyperFeed, through direct ownership of a majority voting interest. HyperFeed became a separate reporting segment from May 15, 2003. For the second quarter and first half of 2003, representing the period from May 15, 2003 through June 30, 2003, the HyperFeed segment recorded revenues of $107,000, expenses of $1.1 million, and a loss before taxes and minority interest of $955,000.

      See the "Business Acquisitions and Financing" segment analysis for the impact of HyperFeed in the second quarter and first half of 2003, for the period from January 1, 2003 through May 14, 2003.

DISCONTINUED OPERATIONS

      Discontinued operations consist of:

- Sequoia Insurance Company. PICO closed on the sale of Sequoia in March 31, 2003; and

- Two businesses sold by HyperFeed -- its retail trading business sold in the second quarter of 2003, and its consolidated market data feed customers sold in the fourth quarter of 2003.

      In 2004, the discontinued operations of HyperFeed generated an after-tax loss of $37,000 in the second quarter, and income of $14,000 after-tax in the first half.

      In the second quarter of 2003, the discontinued operations of HyperFeed generated after-tax income of $383,000. In addition, $324,000 in after-tax gains were recorded on the sale of discontinued operations.

      In the first six months of 2003, income from discontinued operations was $2.8 million after-tax, consisting of $2.4 million earned by Sequoia in the three months of 2003 that PICO owned Sequoia, and $383,000 from the discontinued businesses of HyperFeed. In addition, we recorded after-tax gains on the disposal of discontinued operations of $805,000 in the first half of 2003, consisting of $443,000 from the sale of Sequoia, and $362,000 from HyperFeed's sale of PCQuote.com.

LIQUIDITY AND CAPITAL RESOURCES -- THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

      PICO's assets primarily consist of our operating subsidiaries, holdings in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $17.6 million in cash and cash equivalents at June 30, 2004, compared to $15.2 million at March 31, 2004, and $24.3 million at December 31, 2003.

      In addition to cash and cash equivalents, at June 30, 2004 the consolidated group held fixed-income securities with a market value of $41.9 million and equities with a market value of $117.4 million.

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

- At this stage of its "run off," investment income more than covers Citation's regular operating expenses. The funds required to pay claims are coming from the sale or maturity of fixed-income securities in Citation's investment portfolio, and recoveries from reinsurance companies; and

- HyperFeed finances its operations from its own cash and cash equivalents balances on a stand-alone basis. At June 30, 2004, HyperFeed had approximately $363,000 in cash and cash equivalents, and $200,000 in borrowings.

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

      As shown in the Condensed Consolidated Statements of Cash Flow, cash and cash equivalents decreased by $6.7 million in the first half of 2004, compared to a decrease of $3.1 million in the first half of 2003.

      During the first half of 2004, cash of $7.5 million was used in Operating Activities, including $623,000 of cash used in discontinued operations of HyperFeed. Operating cash flows include the collection of $2.3 million of principal on collateralized notes receivable related to Vidler's sale of assets at Big Springs Ranch and West Wendover in 2003. A principal payment of $2.3 million was received in July 2004, and the remaining principal of $4.6 million is scheduled to be repaid by the end of 2004.

      In the first half of 2003, cash of $7.7 million was used, including $1.1 million of cash used in the operating activities of discontinued operations. The principal uses of cash in 2004 and 2003 include operating expenses at Vidler, the payment of claims by Citation and Physicians, and group overhead.

      Investing Activities used $1.8 million of cash in the first half of 2004, compared to $5.1 million of cash generated in the first half of 2003. In 2004, the sale and maturity of fixed-income securities exceeded new purchases, providing a $9.8 million net cash inflow. The principal investing cash outflows in 2004 were the net investment of $9.2 million in stocks, and $1.3 million to purchase the minority shareholdings in Vidler Water Company and SISCOM Inc. The cash inflow in 2003 principally resulted from the sale of Sequoia for gross proceeds of approximately $43.1 million, less a $17.9 million dividend of common stocks and debt securities received. The remaining 2003 Investing Activity cash flow items primarily resulted from the net investment of $2.7 million in stocks and the net investment of $17.1 million in fixed-income securities. This represented routine activity in the investment portfolios of our insurance subsidiaries and the temporary investment of funds held by non-insurance group companies.

      Financing Activities provided $2.5 million in the first half of 2004, principally due to a $2.4 million increase in Swiss franc borrowings to fund additional purchases of stocks in Switzerland. In the first half of 2003, Financing Activities used cash of $136,000.

      At June 30, 2004, PICO had no significant commitments for future capital expenditures.

SHARE REPURCHASE PROGRAM

      In October 2002, PICO's Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

      As of June 30, 2004, no stock had been repurchased under this authorization.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      PICO's balance sheets include a significant amount of assets and liabilities the fair values of which are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO's borrowings are short to medium term in nature and therefore the carrying amounts approximate fair value. At June 30, 2004, PICO had $41.9 million of fixed maturity securities and mortgage participation interests, $117.4 million of marketable equity securities that were subject to market risk, of which $60.6 million were denominated in foreign currencies, primarily Swiss francs. PICO's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

      PICO uses two models to report the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. For its marketable equity securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $1.2 million for a 100 basis point decline in interest rates on its fixed-maturity securities and mortgage participation interests. The hypothetical 20% decrease in fair value of PICO's marketable equity securities produced a loss in fair value of $23.5 million that would impact the unrealized appreciation in shareholders' equity, net of the related tax effect. The hypothetical 20% decrease in the local currency of PICO's foreign denominated investments produced a loss of $9.6 million that would impact the foreign currency translation in shareholders' equity.

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

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                  ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------
                        (a) Total number of     (b) Average Price Paid per
    Period                 shares purchased                 Share
---------------------------------------------------------------------------

4/1/04 - 4/30/04                1,336                      $16.91
5/1/04 - 5/31/04
6/1/04 - 6/30/04

Note: Shares listed above are part of a deferred compensation plan for certain directors and officers of PICO Holdings, Inc. These deferred compensation plans are not part of a publicly announced plan and the maximum number of shares to repurchase is unknown since the election to defer their compensation can be increased or decreased at any time by the participating directors and officers.


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

                                PICO HOLDINGS, INC.

Dated: August 4, 2004           By: /s/ Maxim C. W. Webb
                                    --------------------------------------------
                                    Maxim C. W. Webb
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)