Form 10-Q
period 2004-09-30
PICO HOLDINGS INC /NEW
filed 2004-11-09
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period from_______to

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

                                YES [X]  NO [ ]

The number of shares outstanding of the Registrant's common stock, $0.001 par value, was 12,366,479 as of November 5, 2004, excluding 4,435,444 shares of common stock held by the Registrant and its subsidiaries.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                       PAGE NO.
                                                                                       --------
PART I:  FINANCIAL INFORMATION

      Item 1:     Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of                              3
                  September 30, 2004 and December 31, 2003

                  Condensed Consolidated Statements of Operations for the Three            4
                  And Nine Months Ended September 30, 2004 and 2003

                  Condensed Consolidated Statements of Cash Flows for                      5
                  the Nine Months Ended September 30, 2004 and 2003

                  Notes to Condensed Consolidated Financial Statements                     6

      Item 2:     Management's Discussion and Analysis of Financial                       11
                  Condition and Results of Operations

      Item 3:     Quantitative and Qualitative Disclosure About Market Risk               22

      Item 4:     Controls and Procedures                                                 23

PART II:  OTHER INFORMATION

      Item 1:     Legal Proceedings                                                       23

      Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds             23

      Item 3:     Defaults Upon Senior Securities                                         23

      Item 4:     Submission of Matters to a Vote of Security Holders                     23

      Item 5:     Other Information                                                       23

      Item 6:     Exhibits                                                                24

      Signature                                                                           25

PART I:  FINANCIAL INFORMATION
ITEM I:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      September 30,        December 31,
                                                                                          2004                 2003
                                                                                    ----------------      ----------------
                                     ASSETS

Investments                                                                         $    163,829,362      $    148,921,411
Cash and cash equivalents                                                                 18,649,116            24,348,693
Notes and other receivables, net                                                          11,714,074            16,430,541
Reinsurance receivables                                                                   16,285,257            17,714,012
Real estate and water assets, net                                                        112,560,674           112,270,280
Property and equipment, net                                                                2,496,043             3,117,521
Other assets                                                                               7,689,896             7,276,272
Other assets - Discontinued Operations                                                        68,095               818,537
                                                                                    ----------------      ----------------
        Total assets                                                                $    333,292,517      $    330,897,267
                                                                                    ================      ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                                          $     54,980,721      $     60,863,884
Reinsurance balance payable                                                                  671,031               671,031
Stock appreciation rights liability                                                       12,385,449             5,969,762
Bank and other borrowings                                                                 17,780,963            15,376,640
Other liabilities                                                                         11,941,786            10,871,288
Other liabilities - Discontinued Operations                                                1,033,131             2,169,879
                                                                                    ----------------      ----------------
     Total liabilities                                                                    98,793,081            95,922,484
                                                                                    ----------------      ----------------
Minority interest                                                                          2,676,955             5,814,381
                                                                                    ----------------      ----------------
Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
   16,801,923 issued in 2004 and 2003                                                         16,802                16,802
Additional paid-in capital                                                               236,089,222           236,082,703
Retained earnings                                                                         44,350,271            56,082,903
Accumulated other comprehensive income                                                    29,770,198            15,283,404
Treasury stock, at cost (common shares: 4,434,259 in 2004 and 4,428,389 in 2003)         (78,404,012)          (78,305,410)
                                                                                    ----------------      ----------------
        Total shareholders' equity                                                       231,822,481           229,160,402
                                                                                    ----------------      ----------------
          Total liabilities and shareholders' equity                                $    333,292,517      $    330,897,267
                                                                                    ================      ================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended September 30,  Nine Months Ended September 30,
                                                                      2004                 2003         2004               2003
                                                                  ------------        ------------  ------------       ------------
Revenues:
   Net investment income                                          $  1,180,360        $  1,102,853  $  4,655,469       $  4,078,413
   Net realized gain (loss) on investments                            (476,495)            341,951    (1,426,357)         1,317,760
   Sale of real estate and water assets                              1,151,335           2,002,422     3,523,878          4,218,276
   Rents, royalties and lease income                                   303,654             378,141       913,336          1,101,380
   Service revenue                                                   1,914,488             479,058     4,169,049            584,049
   Other                                                               233,196             266,894       633,591          1,165,973
                                                                  ------------        ------------  ------------       ------------
   Total revenues                                                    4,306,538           4,571,319    12,468,966         12,465,851
                                                                  ------------        ------------  ------------       ------------
Costs and Expenses:
   Operating and other costs                                         5,941,694           8,072,144    25,910,877         15,730,991
   Cost of real estate and water assets sold                           527,637             807,750     1,812,348          2,139,116
   Cost of service revenue                                             370,470             402,136     1,291,935            610,372
   Loss and loss adjustment expenses                                                        61,127                        4,083,727
   Depreciation and amortization                                       608,011             573,719     1,699,871          1,358,271
   Interest                                                            252,335             193,078       619,008            553,931
                                                                  ------------        ------------  ------------       ------------
   Total costs and expenses                                          7,700,147          10,109,954    31,334,039         24,476,408
                                                                  ------------        ------------  ------------       ------------
Equity in loss of unconsolidated affiliates                                                                                (564,785)
                                                                  ------------        ------------  ------------       ------------
   Loss before income taxes and  minority interest                  (3,393,609)         (5,538,635)  (18,865,073)       (12,575,342)
Benefit for income taxes                                              (692,390)         (1,447,833)   (4,290,154)        (3,314,895)
                                                                  ------------        ------------  ------------       ------------
   Loss before minority interest                                    (2,701,219)         (4,090,802)  (14,574,919)        (9,260,447)
Minority interest in loss of subsidiaries                              563,657             713,829     2,872,990          1,161,782
                                                                  ------------        ------------  ------------       ------------
Loss from continuing operations                                     (2,137,562)         (3,376,973)  (11,701,929)        (8,098,665)
   Income (loss) from discontinued operations, net of tax              (45,181)            186,895       (30,703)         2,958,793
   Gain on disposal of discontinued operations, net (See Note 5)                                                            804,830
                                                                  ------------        ------------  ------------       ------------
Net loss                                                          $ (2,182,743)       $ (3,190,078) $(11,732,632)      $ (4,335,042)
                                                                  ============        ============  ============       ============
Net loss per common share - basic and diluted:
   Loss from continuing operations                                $      (0.18)       $      (0.28) $      (0.95)      $      (0.65)
   Discontinued operations                                                                    0.02                             0.30
                                                                  ------------        ------------  ------------       ------------
     Net loss per common share                                    $      (0.18)       $      (0.26) $      (0.95)      $      (0.35)
                                                                  ============        ============  ============       ============
Weighted average shares outstanding                                 12,367,664          12,375,610    12,368,952         12,377,326
                                                                  ============        ============  ============       ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine Months Ended September 30,
                                                                          2004               2003
                                                                       ------------       ------------
OPERATING ACTIVITIES:
  Net cash used in operating activities                                $ (6,462,879)      $ (6,645,116)
  Net cash used in discontinued operations                                 (386,306)        (1,448,722)
                                                                       ------------       ------------
                                                                         (6,849,185)        (8,093,838)
                                                                       ------------       ------------
INVESTING ACTIVITIES:
  Purchases of investments                                              (21,939,685)       (56,456,722)
  Proceeds from sale of discontinued operations                                             25,144,350
  Proceeds from sale of investments                                      18,450,703         20,761,811
  Proceeds from maturity of investments                                   5,325,000         20,859,753
  Purchases of property and equipment                                      (801,125)          (225,841)
  Proceeds from the sale of property and equipment                           40,248              5,737
  Cash used to purchase shares of HyperFeed, net of cash acquired                             (107,253)
  Purchases of minority interest in subsidiaries                         (1,322,124)
  Capitalized software costs                                             (1,044,631)
                                                                       ------------       ------------
    Net cash provided by (used in) investing activities                  (1,291,614)         9,981,835
                                                                       ------------       ------------
FINANCING ACTIVITIES:
  Repayments of debt                                                       (161,456)          (389,721)
  Proceeds from borrowings                                                2,595,000
  Proceeds from exercise of stock options (HyperFeed)                        38,212
  Purchase of treasury stock for deferred compensation plans                (98,602)           (51,420)
                                                                       ------------       ------------
    Net cash provided by (used in) financing activities                   2,373,154           (441,141)
                                                                       ------------       ------------

Effect of exchange rate changes on cash                                      68,068           (800,012)
                                                                       ------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (5,699,577)           646,844

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           24,348,693         22,079,082
                                                                       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 18,649,116       $ 22,725,926
                                                                       ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest:                                         $    562,368       $    631,864
                                                                       ============       ============
       Cash paid for taxes:                                            $    136,164       $    550,000
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

            In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any future period.

            These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and the Results of Operations and Risk Factors contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC.

            The preparation of condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's condensed consolidated financial statements relate to the assessment of the carrying value of real estate and water assets, investments, unpaid losses and loss adjustment expenses, deferred income taxes, accounts and loans receivable, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of September 30, 2004 and December 31, 2003, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

      Stock-Based Compensation

            On July 2, 2003, all 1,687,242 outstanding stock options were voluntarily surrendered by employees and directors. On July 17, 2003, the Company's shareholders voted to adopt the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program (the "SAR program") to replace the Company's stock option plans and call option agreements. Upon adoption of the SAR program, all 355,539 outstanding options under call option agreements were also surrendered by the holders. The maximum number of SARs issuable under the SAR program may not exceed 2,042,781. At the date of adoption, 1,962,781 SARs were issued to the prior option holders at an exercise price equal to that of the surrendered options. Included in the accompanying financial statements, in the case of in the money SARs (i.e., the market price of PICO stock is higher than the exercise price of the
      SAR), a charge is recorded in the statement of operations. The charge recognizes the change during the period in the difference between the exercise price of in the money SARs and the market value of PICO stock at the end of the period. For the three and nine months ended September 30, 2004, a charge of $346,000 and $6.5 million, respectively, was recorded. The accrued benefit payable under this program is $12.4 million at September 30, 2004. For the three and nine months ended September 30, 2003, a charge of $3.3 million was recorded.

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

            Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 148, the Company's net income and net loss per share would approximate the following pro forma amounts for the three and nine months ended September 30:

                                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                                             --------------------------------    -------------------------------
                                                                 2004               2003             2004                2003
Reported net loss                                            $ (2,182,743)      $ (3,190,078)    $(11,732,632)       $ (4,335,042)
Add: stock-based compensation recorded, net of income tax         228,471          2,174,090        4,308,858           2,174,090
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of income tax                                                               (6,409,554)                          (6,509,234)
                                                             ------------       ------------     ------------        ------------
Pro forma net loss                                           $ (1,954,272)      $ (7,425,542)    $ (7,423,774)       $ (8,670,186)
                                                             ============       ============     ============        ============
  Reported net loss  per share: basic and diluted                 $ (0.18)           $ (0.26)         $ (0.95)            $ (0.35)
                                                             ============       ============     ============        ============
  Pro forma net loss per share: basic and diluted                 $ (0.16)           $ (0.60)         $ (0.60)            $ (0.70)
                                                             ============       ============     ============        ============

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

      Notes and Other Receivables

            At September 30, 2004, notes receivable includes a $3.9 million receivable arising from a sale of property in West Wendover, Nevada in 2003. The property was sold for $12 million, and through September 30, 2004 the buyer had made scheduled principal and interest payments of approximately $8 million. The balance of the receivable was due to be repaid in full by December 31, 2004. However, the regularly scheduled principal and interest payment due at September, 30 was not paid, and the receivable is past due. The Company is negotiating with the buyer of the property to work out the debt. The receivable is secured by a first Deed of Trust over the entire property sold to the buyer. The Company has not recorded an allowance for bad debt at September 30, 2004 because the Company believes the receivable is fully realizable by the value of the land secured by the first Deed of Trust.

      Recently Issued Accounting Pronouncements

            In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the remaining issues for Issue No. 03-1 "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments" and as a result reached a final consensus on an other than temporary impairment model for debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting (i.e., cost method investments). The EITF also reached a consensus that the three-step model used to determine other than temporary impairments must be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. On September 30, 2004 the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF 03-1, The Meaning of Other Than Temporary Impairment," delaying the effective date for the recognition and measurement guidance of EITF 03-1 on impairment loss that is other than temporary (i.e., steps two and three of the three-step impairment model), as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The final FSP providing implementation guidance is expected to be issued in December 2004. The disclosure requirements of the EITF consensus remain in effect. Quantitative and qualitative disclosure requirements for investments accounted for under SFAS No. 115 were effective for the first annual reporting period ending after December 15, 2003. We disclosed such quantitative and qualitative information in the notes to our consolidated financial statements as of December 31, 2003. All new disclosure requirements related to cost method investments are effective for the annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required.

2.    NET LOSS PER SHARE

            Basic loss per share is computed by dividing net loss by the weighted average shares outstanding during the period. For the three and nine months ended September 30, 2004 and the three months ended September 30, 2003, the Company has no common stock equivalents, and consequently, diluted earnings per share is identical to basic earnings per share. For the nine months ended September 30, 2003, approximately 1.6 million common stock equivalents were anti-dilutive and excluded from the calculation.

3.    COMPREHENSIVE INCOME

            The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

            The components of comprehensive income are as follows:

                                              Three Months Ended September 30,     Nine Months Ended September 30,
                                                   2004              2003                 2004           2003
                                              -------------      ------------       -------------     ------------
Net loss                                      $ (2,182,743)      $ (3,190,078)      $ (11,732,632)    $ (4,335,042)
Net change in unrealized appreciation
  on available for sale investments              4,827,714          4,366,420          14,537,798        5,932,006
Net change in foreign currency translation         250,134             75,261             (51,004)         103,055
                                              ------------       ------------       -------------     ------------
Total comprehensive income                    $  2,895,105       $  1,251,603       $   2,754,162     $  1,700,019
                                              ============       ============       =============     ============

         Total comprehensive income for the three and nine months ended September 30, 2004 is net of deferred income tax benefit of $79,000 and $182,000, respectively. Total comprehensive income for the three and nine months ended September 30, 2003 is net of a deferred income tax charge of $1.2 million and $1.8 million, respectively.

            The components of accumulated other comprehensive income are as follows:

                                                   September 30,        December 31,
                                                       2004                 2003
                                                   -------------        ------------
Unrealized appreciation on
  available for sales investments                  $ 35,416,828         $ 20,879,030
Foreign currency translation                         (5,646,630)          (5,595,626)
                                                   ------------         ------------
Accumulated other comprehensive income             $ 29,770,198         $ 15,283,404
                                                   ============         ============

            Accumulated other comprehensive income is net of deferred income tax liability of $11.4 million at September 30, 2004 and $7.2 million at December 31, 2003.

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

            As Fremont had been placed in liquidation on July 2, 2003 and therefore was no longer an admitted reinsurer, Citation was no longer entitled to take a reinsurance credit for the Citation deposit under the statutory basis of accounting. Consequently, during 2003 Citation reversed $7.5 million reinsurance recoverable from Fremont in its financial statements prepared on the statutory basis of accounting. In addition, Citation made a corresponding provision for the reinsurance recoverable from Fremont for GAAP purposes. Accordingly, Citation has, for both its statutory and GAAP financial statements, provided for the reinsurance recoverable from Fremont on its workers' compensation policy liabilities.

            In June 2004, Citation filed litigation to recover its workers' compensation trust deposits held by Fremont prior to the liquidation in the amount of $7.1 million. On September 28, 2004 the court ruled against Citation. Therefore, Citation will not receive any distributions from Fremont or CIGA and will not receive any credit for the deposit. In consideration of the potential cost and the apparent limited prospect of obtaining relief, the Company has decided not to appeal.

            In 2000, PICO loaned a total of $2.2 million to Dominion Capital Pty. Ltd. ("Dominion Capital"), a private Australian company. In 2001, $1.2 million of the loans became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO commenced a legal action through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing legal action, and our ability to realize the assets collateralizing the loans, PICO recorded an allowance in 2001 for the total outstanding balance of $2.3 million for the loans and interest. The court appointed receiver is in the process of ascertaining Dominion Capital's assets and liabilities. PICO has been awarded summary judgment in relation to the principal and interest on the loan for $1.2 million and as a result, Dominion Capital has been placed in receivership. A trial was held in July 2003 in the Australian courts concerning both loans. The Company received the Court's decision in August 2004 and was unsuccessful in its actions. The Company filed an appeal with the Australian courts.

            On November 2, 2004, the Company entered into a Secured Convertible Promissory Note Agreement ("Note") with the Company's 51%-owned subsidiary, HyperFeed Technologies, Inc. ("HyperFeed").

            Under the terms of the Note, HyperFeed may borrow up to $1.5 million from the Company, at a rate of interest of 8%. Any amounts borrowed under this Note, together with accrued interest, are to be repaid by November 1, 2005.

            The Company can elect to convert all or any part of the principal and interest outstanding into common stock of HyperFeed. The conversion price per share is the lower of either the price per share on the date of the Company's election to exercise its conversion right or the price per share as of the date of execution of the Note ($3.00). The maximum number of shares that may be issued under these conversion rights is 611,000. (See also Liquidity and Capital Resources section in Management's Discussion and Analysis of Financial Condition and Results of Operations)

            The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5.    DISCONTINUED OPERATIONS

            On March 31, 2003, the sale of Sequoia Insurance Company ("Sequoia") closed for gross proceeds of $43.1 million, which consisted of $25.2 million in cash and a dividend of equity and debt securities previously held by Sequoia with a market value of $17.9 million. The final sale price that was determined 60 days after the closing date was reduced by $58,000. The net income from Sequoia included in PICO's condensed consolidated results for the nine months ended September 30, 2003 was $2.4 million, which is reported as part of "Income (loss) from discontinued operations, net of tax." The Company also recorded a $443,000 gain on disposal, net of estimated income taxes of $281,000 and selling costs of $844,000, which is reported as "Gain on disposal of discontinued operations, net" for the nine months ended September 30, 2003.

            In June 2003, HyperFeed disposed of a consolidated subsidiary, recording a gain on sale of $362,000. In the fourth quarter of 2003, HyperFeed sold additional operations, and recast its 2003 reported results to classify these operations as discontinued. Included in PICO's condensed consolidated results of operations for the three and nine months ended September 30, 2003, is income of $187,000 and $570,000, respectively, from HyperFeed's discontinued operations. The residual discontinued operations reported a loss of $45,000 and $31,000 for the three and nine months ended September 30, 2004, respectively. At September 30, 2004, discontinued operations reported assets of $68,000 and liabilities of $1 million.

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

            The accounting policies of the reportable segments are the same as those described in the Company's 2003 Annual Report on Form 10-K. Management analyzes segments using the following information:

            Segment assets:

                                               At September 30,    At December 31,
                                                      2004               2003
                                               ----------------    ---------------
TOTAL ASSETS:
Vidler Water Company                           $     85,790,491    $    88,134,979
Nevada Land and Resource Company                     45,029,071         46,267,828
Business Acquisitions and Financing                  75,291,382         68,278,691
Insurance Operations in Run Off                     122,847,658        118,351,511
HyperFeed Technologies, Inc.                          4,333,915          9,864,258
                                               ----------------    ---------------
                                               $    333,292,517    $   330,897,267
                                               ----------------    ---------------

            Segment revenues and income (loss) before taxes and minority interest for the third quarter and first nine months of 2004 and 2003 were:

                                                        THREE MONTHS ENDED SEPT. 30,          NINE MONTHS ENDED SEPT. 30,
                                                       -------------------------------       ----------------------------
                                                           2004               2003               2004            2003
                                                       ------------       ------------       ------------    ------------
REVENUES:
Vidler Water Company                                   $    462,000       $    661,000       $  1,254,000    $  1,545,000
Nevada Land & Resource Company                            1,336,000          1,935,000          4,211,000       4,997,000
Business Acquisitions and Financing                        (244,000)           502,000            193,000       3,028,000
Insurance Operations in Run Off                             837,000            990,000          2,633,000       2,306,000
HyperFeed Technologies                                    1,916,000            483,000          4,178,000         590,000
                                                       ------------       ------------       ------------    ------------
     Total Revenues                                    $  4,307,000       $  4,571,000       $ 12,469,000    $ 12,466,000
                                                       ============       ============       ============    ============

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST:
Vidler Water Company                                   $ (1,440,000)      $ (1,349,000)      $ (4,260,000)   $ (3,405,000)
Nevada Land & Resource Company                              461,000          1,048,000          1,108,000       1,815,000
Business Acquisitions and Financing                      (2,187,000)        (4,351,000        (12,531,000)     (5,758,000
Insurance Operations in Run Off                             556,000            544,000          1,765,000      (2,842,000)
HyperFeed Technologies                                     (784,000)        (1,431,000)        (4,947,000)     (2,385,000)
                                                       ------------       ------------       ------------    ------------
     Loss Before Taxes and Minority Interest           $ (3,394,000)      $ (5,539,000)      $(18,865,000)   $(12,575,000)
                                                       ============       ============       ============    ============

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

      The condensed consolidated financial statements and other portions of this quarterly report on Form 10-Q for the period ended September 30, 2004, including
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," reflect the effects of:

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

      Currently our major businesses are:

- -     Vidler Water Company, Inc. ("Vidler"), which owns and develops water rights and water storage operations in the southwestern United States, primarily in Nevada and Arizona;

- -     Nevada Land & Resource Company, LLC ("Nevada Land"), which owns approximately 1.1 million acres of land in northern Nevada, and the mineral rights and water rights related to the property;

- -     Physicians Insurance Company of Ohio ("Physicians"), which is "running off" its medical professional liability insurance loss reserves, and Citation Insurance Company ("Citation"), which is "running off" its historical property & casualty insurance and workers' compensation insurance loss reserves; and

- -     HyperFeed Technologies, Inc. ("HyperFeed"), which became a 51%-owned subsidiary in 2003. HyperFeed is a developer and provider of software, ticker plant technologies, and managed services to the financial markets industry.

RESULTS OF OPERATIONS -- THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

SHAREHOLDERS' EQUITY

      At September 30, 2004, PICO had shareholders' equity of $231.8 million ($18.74 per share), compared to $229 million ($18.51 per share) at June 30, 2004, and $229.2 million ($18.52 per share) at December 31, 2003.

      The $2.6 million increase in shareholders' equity during the first nine months of 2004 resulted primarily from a $14.5 million net increase in unrealized appreciation in investments, which was partially offset by the net loss of $11.7 million.

      The $2.8 million increase in shareholders' equity during the third quarter of 2004 principally resulted from a $4.8 million net increase in unrealized appreciation in investments, partially offset by the quarter's net loss of $2.2 million.

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

      During the first nine months of 2004, PICO recorded comprehensive income of $2.8 million, consisting of the $14.5 million net increase in unrealized appreciation in investments, which was partially offset by the $11.7 million net loss and a foreign currency translation debit of $51,000.

      For the third quarter of 2004, PICO recorded comprehensive income of $2.9 million, consisting of the $4.8 million net increase in unrealized appreciation in investments and a foreign currency translation credit of $250,000, partially offset by the $2.2 million net loss.

THIRD QUARTER NET LOSS

      PICO reported a net loss of $2.2 million ($0.18 per share) for the third quarter of 2004, consisting of a $2.1 million ($0.18 per share) loss from continuing operations, and a $45,000 after-tax loss from discontinued operations ($0.00 per share). The $2.1 million net loss from continuing operations consisted of a $3.4 million loss before income taxes and minority interest, partially offset by an income tax benefit of $692,000 and minority interest of $564,000.

      In the third quarter of 2003, PICO reported a net loss of $3.2 million ($0.26 per share). The net loss consisted of a $3.4 million loss from continuing operations ($0.28 per share), and income from discontinued operations of $187,000 after-tax ($0.02 per share). The $3.4 million loss from continuing operations consisted of a $5.5 million loss before income taxes and minority interest, which was partially offset by an income tax benefit of $1.4 million, and minority interest of $714,000.

NINE MONTHS NET LOSS

      PICO reported a net loss of $11.7 million ($0.95 per share) for the first nine months of 2004, comprised of a loss from continuing operations of $11.7 million ($0.95 per share) and a $31,000 after-tax loss from discontinued operations ($0.00 per share). The $11.7 million loss from continuing operations consisted of an $18.9 million loss before income taxes and minority interest, partially offset by an income tax benefit of $4.3 million and minority interest of $2.9 million. The consolidated income tax benefits of $692,000 for the third quarter and $4.3 million for the first nine months that we recorded do not include any benefit for HyperFeed's losses of $784,000 for the third quarter and $4.9 million for the first nine months as, in the opinion of HyperFeed's management, it is more likely than not that deferred tax assets, represented by operating loss carryforwards, will not be realized. In addition, on September 30, 2004, the California legislature passed Assembly Bill 263. The Company is currently appealing Notices of Action issued by the California Franchise Tax Board (the California state tax authority) related to inter-company dividends. The AB 263 legislation covers the treatment of inter-company dividends, but the Company believes its current tax provisions related to the issued Notices of Action are adequate for any ultimate liability.

      For the first nine months of 2003, PICO reported a net loss of $4.3 million ($0.35 per share). A loss from continuing operations of $8.1 million ($0.65 per share) was partially offset by $3.8 million ($0.30 per share in total) of after-tax income related to discontinued operations. The income from discontinued operations consisted of $3 million in after-tax income earned by Sequoia and the two businesses divested by HyperFeed in 2003 until their sale, and $805,000 in after-tax gains on the sale of the Sequoia and the discontinued operations of HyperFeed. The $8.1 million loss from continuing operations consisted of a $12.6 million loss before income taxes and minority interest, which was partially offset by an income tax benefit of $3.3 million and minority interest of $1.2 million.

      Segment revenues and income (loss) before taxes and minority interest for the third quarter and first nine months of 2004 and 2003 were:

                                                         THREE MONTHS ENDED SEPT. 30,         NINE MONTHS ENDED SEPT. 30,
                                                       ------------------------------        ------------------------------
                                                            2004              2003               2004              2003
                                                       ------------       ------------       ------------      ------------
REVENUES:
Vidler Water Company                                   $    462,000       $    661,000       $  1,254,000      $  1,545,000
Nevada Land & Resource Company                            1,336,000          1,935,000          4,211,000         4,997,000
Business Acquisitions and Financing                        (244,000)           502,000            193,000         3,028,000
Insurance Operations in Run Off                             837,000            990,000          2,633,000         2,306,000
HyperFeed Technologies                                    1,916,000            483,000          4,178,000           590,000
                                                       ------------       ------------       ------------      ------------
     Total Revenues                                    $  4,307,000       $  4,571,000       $ 12,469,000      $ 12,466,000
                                                       ============       ============       ============      ============

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST:
Vidler Water Company                                   $ (1,440,000)      $ (1,349,000)      $ (4,260,000)     $ (3,405,000)
Nevada Land & Resource Company                              461,000          1,048,000          1,108,000         1,815,000
Business Acquisitions and Financing                      (2,187,000)        (4,351,000        (12,531,000)       (5,758,000
Insurance Operations in Run Off                             556,000            544,000          1,765,000        (2,842,000)
HyperFeed Technologies                                     (784,000)        (1,431,000)        (4,947,000)       (2,385,000)
                                                       ------------       ------------       ------------      ------------
     Loss Before Taxes and Minority Interest           $ (3,394,000)      $ (5,539,000)      $(18,865,000)     $(12,575,000)
                                                       ============       ============       ============      ============

                           VIDLER WATER COMPANY, INC.

                                                        THREE MONTHS ENDED SEPT. 30,          NINE MONTHS ENDED SEPT. 30,
                                                       ------------------------------        ------------------------------
                                                           2004               2003               2004              2003
                                                       -----------        -----------        -----------       -----------
REVENUES:
Sale of Land, Water Rights and Water                   $    69,000        $   414,000        $    72,000       $   414,000
Option Premiums Earned                                                                                             346,000
Lease of Water                                              24,000             17,000             75,000            23,000
Lease of Agricultural Land                                 121,000            176,000            364,000           528,000
Interest                                                   109,000                               401,000             1,000
Other                                                      139,000             54,000            342,000           233,000
                                                       -----------        -----------        -----------       -----------
Segment Total Revenues                                 $   462,000        $   661,000        $ 1,254,000       $ 1,545,000
                                                       ===========        ===========        ===========       ===========

EXPENSES:
Cost of Land, Water Rights and Water Sold              $   (45,000)       $  (385,000)       $   (47,000)      $  (385,000)
Depreciation and Amortization                             (302,000)          (268,000)          (877,000)         (746,000)
Interest                                                  (150,000)          (113,000)          (322,000)         (346,000)
Overhead Expenses                                         (357,000)          (353,000)        (1,175,000)       (1,079,000)
Project Expenses                                        (1,048,000)          (891,000)        (3,093,000)       (2,394,000)
                                                       -----------        -----------        -----------       -----------
Segment Total Expenses                                 $(1,902,000)       $(2,010,000)       $(5,514,000)      $(4,950,000)
                                                       -----------        -----------        -----------       -----------
LOSS BEFORE TAX                                        $(1,440,000)       $(1,349,000)       $(4,260,000)      $(3,405,000)
                                                       ===========        ===========        ===========       ===========

      In the third quarter of 2004, Vidler's revenues totaled $462,000. The largest revenue items were $121,000 from the lease of agricultural land, and $109,000 of interest earned on two collateralized notes receivable related to the assets at Big Springs Ranch and West Wendover sold in 2003 (see following paragraphs). After operating expenses of $1.9 million, Vidler incurred a loss before taxes of $1.4 million for the third quarter of 2004.

      Receipt of a principal payment on the West Wendover note scheduled for September 30, 2004 is past due, and the West Wendover note went into default in October 2004. We are negotiating with the buyer of the property to work out the debt, which consists of approximately $3.9 million in principal and interest. The debt is secured by a first Deed of Trust on the property at West Wendover. The lands were sold for $12 million, and the buyer has outlaid more than $8 million for the down payment and subsequent principal repayments.

      The Big Springs Ranch note is current. A principal repayment of $250,000 was received in October, and the remaining principal of approximately $250,000 is scheduled to be repaid by the end of 2004.

      In the third quarter of 2003, Vidler's revenues totaled $661,000. The largest contributor to revenues was the sale of Vidler's remaining water rights at Wet Mountain, Colorado, which added $414,000 to revenues and $29,000 to gross margin. After all other operating expenses of $1.6 million, Vidler incurred a loss before taxes of $1.3 million for the third quarter of 2003.

      In the first nine months of 2004, Vidler's revenues totaled $1.3 million, including $401,000 of interest earned on collateralized notes receivable from the sale of assets at Big Springs Ranch and West Wendover, and $364,000 from the lease of agricultural land. After operating expenses of $5.5 million, Vidler generated a loss before taxes of $4.3 million for the first nine months of 2004.

      In the first nine months of 2003, Vidler's revenues totaled $1.5 million. The largest components of revenues were $528,000 from the lease of agricultural land, the sale of Wet Mountain water rights for $414,000, and $346,000 of option premiums earned when options over land and water granted to two electricity-generating companies expired without being exercised. After deducting the $385,000 cost of water rights sold and operating expenses of $4.6 million, Vidler generated a loss before taxes of $3.4 million for the first nine months of 2003.

      To increase transparency, the line "Operations, Maintenance, and Other Expenses" reported in previous years is now broken into two components, Overhead Expenses and Project Expenses.

      Overhead Expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees. Overhead Expenses were $357,000 in the third quarter of 2004 and $1.2 million in the first nine months of 2004, compared to $353,000 in the third quarter of 2003 and $1.1 million in the first nine months of 2003.

      Project Expenses were $1 million in the third quarter of 2004 and $3.1 million in the first nine months of 2004, compared to $891,000 in the third quarter of 2003 and $2.4 million in the first nine months of 2003. Project Expenses consist of costs related to (1) the development of water resources which do not meet the criteria to be recorded as assets; and (2) the development and maintenance of existing water resources, such as repairs & maintenance, property taxes, and professional fees. Project expenses are recorded as expenses as incurred, and fluctuate from period to period depending on activity regarding Vidler's various water resource projects.

      Vidler's third quarter segment loss was $91,000 higher in 2004 than in 2003. Excluding revenues and expenses from the sale of water rights which resulted in gross margin of $24,000 in the third quarter of 2004 and $29,000 in 2003, all other revenue items increased $146,000, and all other operating expenses increased $232,000 year over year. The increase in all other revenues was principally due to the $109,000 interest revenue earned in 2004, and the increase in all other operating expenses was primarily due to a $157,000 increase in Project Expenses.

      For the first nine months of 2004, Vidler's segment loss was $855,000 higher than in 2003, primarily as a result of a $902,000 increase in all other operating expenses year over year. The principal increases in operating expenses year over year were $699,000 in Project Expenses, $131,000 in Depreciation and Amortization, and $96,000 in Overhead Expenses. The increase in Project Expenses year over year was primarily due to $490,000 higher maintenance expenses at the Vidler Arizona Recharge Facility, and approximately $379,000 in professional studies regarding the future utilization of water from Fish Springs Ranch. These increases were partially offset by a $227,000 reduction year over year in professional fees related to water rights applications in the Tule Desert Groundwater Basin. All other revenue items increased $51,000 year over year, principally due to a $400,000 increase in interest revenue which more than offset the $346,000 in option premiums earned in 2003 which did not recur in 2004.

COYOTE SPRINGS DEVELOPMENT PROJECT

      As a result of the limited supply of land, rapid population growth, and decreased housing affordability in the Las Vegas metropolitan area, developers are procuring land in surrounding valleys. Vidler's water rights in southern Nevada can be utilized to provide water supply to new developments of this type.

      The Coyote Springs community is a planned mixed-use development to be located approximately 40 miles north of Las Vegas, at the junction of U.S. highway 93 and State Highway 168. Coyote Springs is the largest privately-held property for development in Southern Nevada. The developer, Coyote Springs Investment, LLC ("CSIL"), has received entitlements for approximately 50,000 residential units, 6 golf courses, and 1,200 acres of retail and commercial development on 13,100 acres in Clark County. Pardee Homes has agreed to be the master residential developer on the first phase of the development. CSIL expects to receive additional entitlements for its 29,800 acres in Lincoln County. Based on the entitlements obtained so far, it is estimated that the community will require approximately 35,000 acre-feet of permanent water. Additional water will be required as further entitlements are obtained. It is expected that full absorption of the residential units will take 25 years or more.

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

                       NEVADA LAND & RESOURCE COMPANY, LLC

                            THREE MONTHS ENDED SEPT. 30,          NINE MONTHS ENDED SEPT. 30,
                                2004              2003              2004              2003
                            -----------       -----------       -----------       -----------
REVENUES:
Sale of Land                $ 1,082,000       $ 1,588,000       $ 3,452,000       $ 3,804,000
Option Premiums Earned                                                                137,000
Lease and Royalty               159,000           186,000           475,000           551,000
Interest and Other               95,000           161,000           284,000           505,000
                            -----------       -----------       -----------       -----------
Segment Total Revenues      $ 1,336,000       $ 1,935,000       $ 4,211,000       $ 4,997,000
                            ===========       ===========       ===========       ===========

EXPENSES:
Cost of Land Sales          $  (483,000)      $  (423,000)      $(1,765,000)      $(1,754,000)
Operating Expenses             (392,000)         (464,000)       (1,338,000)       (1,428,000)
                            -----------       -----------       -----------       -----------
Segment Total Expenses      $  (875,000)      $  (887,000)      $(3,103,000)      $(3,182,000)
                            -----------       -----------       -----------       -----------
INCOME BEFORE TAX           $   461,000       $ 1,048,000       $ 1,108,000       $ 1,815,000
                            ===========       ===========       ===========       ===========

      Nevada Land recognizes revenue from land sales, and the resulting gross profit, when the sales transactions legally close, in accordance with Financial Accounting Standard 66 ("FAS 66"), "Accounting for Sales of Real Estate." On closing, the entire sales price is recorded as revenue, and a gross margin is recognized depending on the cost basis attributed to the land which was sold. Since the date of closing determines the accounting period in which the sales revenue and gross margin are recorded:

- -     Nevada Land's reported revenues and income fluctuate from quarter to quarter depending on the dates when specific transactions close; and

- -     land sales revenues and gross margin for any individual quarter are not necessarily indicative of likely full-year revenues or trends in gross margin.

      In the third quarter of 2004, segment total revenues were $1.3 million. Nevada Land sold approximately 13,984 acres of land for $1.1 million. The average sales price was $77 per acre and our average basis in the land sold was $35 per acre. The gross margin on land sales was $599,000, which represents a gross margin percentage of 55.4%. Lease and royalty revenues were $159,000, and interest and other revenues contributed $95,000. After operating expenses of $392,000, Nevada Land generated income of $461,000.

      In the third quarter of 2003, segment total revenues were $1.9 million. Nevada Land sold approximately 14,406 acres of land for $1.6 million. The average sales price was $110 per acre and our average basis in the land sold was $29 per acre. The gross margin on land sales was $1.2 million, which represents a gross margin percentage of 73.4%. Lease and royalty revenues were $186,000, and interest and other revenues contributed $161,000. After operating expenses of $464,000, Nevada Land generated income of $1 million.

      In the first nine months of 2004, segment total revenues were $4.2 million. Nevada Land sold approximately 38,993 acres of land for $3.5 million. The average sales price was $89 per acre and our average basis in the land sold was $45 per acre. The gross margin on land sales was $1.7 million, which represents a gross margin percentage of 48.9%. Lease and royalty revenues were $475,000, and interest and other revenues contributed $284,000. After operating expenses of $1.3 million, Nevada Land generated income of $1.1 million.

      In the first nine months of 2003, segment total revenues were $5 million. Nevada Land sold approximately 66,813 acres of land for $3.8 million. The average sales price was $57 per acre and our average basis in the land sold was $26 per acre. The gross margin on land sales was $2 million, which represents a gross margin percentage of 53.9%. Lease and royalty revenues were $551,000, option premiums of $137,000 were earned, and interest and other revenues contributed $505,000. After operating expenses of $1.4 million, Nevada Land recorded income of $1.8 million.

      The third quarter segment result decreased $587,000 year over year, principally due to the gross margin on land sales in 2004 being $566,000 less than in 2003.

      The segment result for the first nine months decreased $707,000 year over year. The gross margin on land sales decreased by $363,000 year over year. A $434,000 decline in all other revenue items year over year, was partially offset by a $90,000 reduction in operating expenses. The primary causes of the year over year decline in all other revenue items were (1) a $137,000 option premium earned in 2003 which did not recur in 2004; and (2) decreased interest revenue. In 2004, Nevada Land held a lower level of interest-bearing temporary investments compared to the previous year, after surplus funds were distributed to other group companies during the latter half of 2003.

                       BUSINESS ACQUISITIONS AND FINANCING

                                               THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                               ----------------------------    --------------------------
                                                   2004             2003           2004          2003
REVENUES (CHARGES):
Realized Gains (Losses):
     On Sale or Impairment of Holdings         $   (530,000)    $   (48,000)    $(1,363,000)  $   525,000
     SFAS No. 133 Change in Warrants                 (5,000)         (9,000)       (554,000)      237,000
Investment Income                                   198,000         349,000       1,802,000     1,801,000
Other                                                93,000         210,000         308,000       465,000
                                               ------------     -----------    ------------   -----------
Segment Total Revenues (Charges)               $   (244,000)    $   502,000    $    193,000   $ 3,028,000
                                               ============     ===========    ============   ===========
SEGMENT TOTAL EXPENSES                         $ (1,943,000)    $(4,853,000)   $(12,724,000)  $(8,221,000)
                                               ------------     -----------    ------------   -----------
INCOME (LOSS) BEFORE INVESTEE INCOME           $ (2,187,000)    $(4,351,000)   $(12,531,000)  $(5,193,000)

Equity in Loss of Unconsolidated Affiliates                                                   $  (565,000)
                                               ------------     -----------    ------------   -----------
INCOME (LOSS) BEFORE TAX                       $ (2,187,000)    $(4,351,000)   $(12,531,000)  $(5,758,000)
                                               ============     ===========    ============   ===========

      This segment contains businesses, interests in businesses, and other parent company assets. Revenues and results in this segment vary considerably from quarter to quarter, primarily due to fluctuations in net realized gains or losses on the sale of investments.

      The largest holding in this segment is Jungfraubahn Holding AG, which has a market value and carrying value of $34.6 million (before taxes) at September 30, 2004. Extracts from Jungfraubahn's 2003 Annual Report and summary financial statements, prepared on Swiss accounting standards, can be viewed at www.jungfraubahn.com (in the "Finances" section of the "Inside" tab). The URL is provided for the reader's convenience, and the contents of Jungfraubahn's web site are not incorporated in this 10-Q.

      In the third quarter of 2004, Business Acquisitions and Financing segment charges exceeded revenues by $244,000. Investment income was $198,000. A $530,000 net realized loss on the sale or impairment of holdings was recorded. This was primarily due to a $587,000 charge for other-than-temporary impairment of our holding in Accu Holding AG to reflect a further decline in the market value of this security during the third quarter of 2004 (see next paragraph). In addition, a $5,000 decline in the estimated fair value of warrants we own to buy shares in HyperFeed was recorded as a realized loss in accordance with Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities." After segment expenses of $1.9 million, the segment reported a loss before taxes of $2.2 million for the third quarter of 2004.

      During the second quarter of 2004, Accu Holding AG completed a 1:1 rights offering at CHF (i.e., Swiss Francs) 100 per share. We subscribed for our full entitlement, and partially underwrote the rights offering. At September 30, 2004, the market price of Accu common stock was CHF105, compared to CHF130 at June 30, 2004, and a market price of approximately CHF200 for the shares on issue before the offering.

      For the third quarter of 2003, Business Acquisitions and Financing segment revenues were $502,000. Investment income of $349,000 and other revenues of $210,000 were partially offset by $57,000 in net realized losses. After segment expenses of $4.9 million, the segment reported a $4.4 million loss before taxes for the third quarter of 2003.

      In the first nine months of 2004, Business Acquisitions and Financing segment revenues were $193,000. Investment income was $1.8 million, including approximately $1 million from Jungfraubahn's annual dividend for 2003. Net realized losses of $1.4 million were recorded, primarily consisting of $1.9 million in impairment charges, partially offset by approximately $550,000 net realized gains on the sale of other securities. The charges consisted of $1.4 million for other than temporary impairment of our common stock holdings in Accu Holding ($1.3 million) and Phoenix Capital, Inc. ($101,000), to reflect a decline in the market value of these securities during the first nine months of 2004, and $537,000 for the permanent impairment of SIHL. In addition, a $554,000 decline in the estimated fair value of warrants we own to buy shares in HyperFeed was recorded as a realized loss in accordance with SFAS No. 133. After segment expenses of $12.7 million, the segment reported a loss before taxes of $12.5 million for the first nine months of 2004.

      For the first nine months of 2003, Business Acquisitions and Financing segment revenues were $3 million. Investment income was $1.8 million, including $957,000 from Jungfraubahn's annual dividend for 2002. Net realized gains were $762,000. Realized gains of approximately $1.6 million on the sale of two equity securities were partially offset by approximately $1.1 million in charges for other than temporary impairment of our holdings in Accu Holding and SIHL. These charges reflected a further decline in the market value of these holdings during the first nine months of 2003. In addition, a $237,000 increase in the estimated fair value of warrants we own to buy shares in other companies, principally HyperFeed, was recorded as a realized gain in accordance with SFAS No. 133. After segment expenses of $8.2 million, and our $565,000 equity share of HyperFeed's net loss and other events affecting equity (during the period from January 1, 2003 until May 14, 2003), the segment reported a loss before taxes of $5.8 million for the first nine months of 2004.

      The year over year increase in segment expenses of $4.5 million in the first nine months of 2004 primarily resulted from expenses recorded related to the PICO Holdings, Inc. Stock Appreciation Rights ("SAR") Program and foreign currency.

      During the third quarter of 2003, the call options and stock options previously on issue were canceled and replaced with SAR. We believe that the accounting treatment for SAR is more transparent than the current accounting treatment of stock options.

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

      In effect, the balance sheet line "Stock appreciation rights liability" of $12.4 million recognizes the cumulative "in the money" value of SAR dating back to the time when the call and stock options were originally issued, some dating as far back as 1993. Since the end of 1993, shortly after PICO's current Chairman and Chief Executive Officer became involved with Physicians Insurance Company of Ohio, the stock price has increased from approximately $3.25 per share to $19.03 per share, on a comparable basis. Over the same period, the market capitalization has increased from $14.5 million to $235.4 million (including new shares issued for cash and acquisitions). After the related tax effect, the stock appreciation rights liability reduced book value per share by 3.4% at September 30, 2004 (dilution effect).

      The $6.5 million SAR expense for the first nine months of 2004 resulted from an increase in the PICO stock price of $3.36 per share during the nine month period, which represented a $41.6 million increase in PICO's equity market capitalization. SAR expense for the third quarter of 2004 was $350,000, resulting from a $0.18 increase in the PICO stock price during the quarter.

      In the third quarter and first nine months of 2003, SAR expense was $3.3 million. Most the charge was one-time in nature, expensing the increase in the "in the money" value of the options converted to SAR from the date of original issue through to July 17, 2003, the date when the SAR Program was adopted.

      The year over year change in segment expenses was also affected by fluctuation in a non-cash expense related to foreign currency. Our interests in Swiss public companies are held by Global Equity SA, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity SA's funding comes from a loan from PICO, which is denominated in Swiss francs. During accounting periods when the Swiss franc appreciates relative to the US dollar, under GAAP we are required to record a benefit through the statement of operations to reflect the fact that Global Equity SA owes PICO more US dollars. In Global Equity SA's financial statements, an equivalent amount is reflected in the foreign currency translation component of shareholders' equity (since it owes PICO more US dollars); however, this does not go through the statement of operations. Consequently, an expense or benefit is recorded in PICO's statement of operations even though there is no net impact on shareholders' equity. In the first nine months of 2003, segment expenses were reduced by a benefit of approximately $1 million, compared to an expense of approximately $78,000 in the first nine months of 2004. A benefit of $528,000 was recorded in the third quarter of 2003, compared to a benefit of $83,000 in the third quarter of 2004.

                         INSURANCE OPERATIONS IN RUN OFF

                                                       THREE MONTHS ENDED SEPT. 30,       NINE MONTHS ENDED SEPT. 30,
                                                       ----------------------------       ---------------------------
                                                            2004          2003                2004          2003
REVENUES:
Investment Income                                        $ 778,000     $ 633,000          $2,142,000    $  1,794,000
Realized Investment Gains                                   59,000       357,000             491,000         510,000
Other                                                                                                          2,000
                                                         ---------     ---------          ----------    ------------
Segment Total Revenues                                   $ 837,000     $ 990,000          $2,633,000    $  2,306,000
                                                         =========     =========          ==========    ============
EXPENSES:
Operating and Underwriting Expenses                      $(281,000)    $(446,000)         $ (868,000)   $ (5,148,000)
                                                         ---------     ---------          ----------    ------------
Segment Total Expenses                                   $(281,000)    $(446,000)         $ (868,000)   $ (5,148,000)

INCOME (LOSS) BEFORE TAXES:
Physicians Insurance Company of Ohio                     $ 289,000     $ 218,000          $  851,000    $  3,875,000
Citation Insurance Company                                 267,000       326,000             914,000      (6,717,000)
                                                         ---------     ---------          ----------    ------------
Segment Income Before Tax                                $ 556,000     $ 544,000          $1,765,000    $ (2,842,000)
                                                         =========     =========          ==========    ============

      This segment consists of Physicians Insurance Company of Ohio and Citation Insurance Company. Both Physicians and Citation are in "run off." This means that the companies are handling and resolving claims on expired policies, but not writing new business. Usually, most of the revenues of "run off" insurance companies come from investment income and realized gains or losses on the sale of securities, which are the investments underlying the insurance company's reserves and surplus.

      Typically, Physicians and Citation hold fixed-income investments equivalent to their claims reserves and state capital & deposit requirements, and the remainder of their surplus is invested in small-capitalization value equities. Over time, interest income from fixed-income securities is expected to decline as fixed-income securities mature or are sold to provide the funds to pay claims and expenses. Since the sale of Sequoia Insurance Company closed on March 31, 2003, the investment portfolios of the "run off" insurance companies have increased in value, as appreciation in the stocks component has exceeded the decline in the fixed-income component.

      The Insurance Operations in Run Off segment generated total revenues of $837,000 in the third quarter of 2004, compared to $990,000 in the third quarter of 2003, a decrease of $153,000 year over year. Investment income was $778,000 in the third quarter of 2004, compared to $633,000 in the third quarter of 2003, an increase of $145,000 year over year. The increase in investment income year over year is primarily due to increased investment in stocks with relatively high dividend yields and, to a lesser extent, the timing of dividend receipts. Realized investment gains were $59,000 in the third quarter of 2004, compared to $357,000 in the third quarter of 2003, a decrease of $298,000 year over year.

      Operating and underwriting expenses were $281,000 in the third quarter of 2004, compared to $446,000 in the third quarter of 2003. Consequently, segment income increased from income of $544,000 in the third quarter of 2003 to income of $556,000 in the third quarter of 2004.

      For the first nine months of 2004, the Insurance Operations in Run Off segment generated total revenues of $2.6 million, compared to $2.3 million in the first nine months of 2003. Investment income was $2.1 million in the first nine months of 2004, compared to $1.8 million in 2003, an increase of $348,000 year over year. Realized investment gains were $491,000 in the first nine months of 2004, compared to $510,000 in 2003, a decrease of $19,000 year over year.

      Operating and underwriting expenses were $868,000 in the first nine months of 2004, compared to $5.1 million in the first nine months of 2004. Operating and underwriting expenses were unusually high in the first nine months of 2003, principally due to two significant items: o Physicians recorded a $3.6 million benefit from favorable development in our medical professional liability claims reserves. The reserve reduction was booked after actuarial analysis concluded that

- -     Physicians' reserves against claims were significantly greater than the actuary's projections of future claims payments, due to continued favorable trends in the "severity" of claims. This was more than offset by;

- -     A $7.5 million provision against a reinsurance recoverable previously recorded by Citation, after Fremont Indemnity Company went into liquidation in July 2003.

      Consequently, segment income increased from a loss of $2.8 million in the first nine months of 2003 to income of $1.8 million in the first nine months of 2004.

PHYSICIANS INSURANCE COMPANY OF OHIO

      During the third quarter of 2004, Physicians generated total revenues of $437,000. Operating and underwriting expenses were $148,000, resulting in income before taxes of $289,000. During the third quarter of 2003, total revenues were $415,000, operating and underwriting expenses were $197,000, and income before taxes was $218,000.

      For the first nine months of 2004, Physicians generated total revenues of $1.4 million, including realized gains of $225,000. Operating and underwriting expenses were $530,000, resulting in income before taxes of $851,000. During the first nine months of 2003, total revenues were $944,000. Regular operating and underwriting expenses were exceeded by the reserve reduction, resulting in income before taxes of $3.9 million.

      At September 30, 2004, Physicians' loss and loss adjustment reserves were $17.3 million, net of reinsurance, compared to $18 million at June 30, 2004, and $19.6 million at December 31, 2003. Reserves decreased by $2.3 million during the first nine months of 2004, due to the payment of $2.3 million in losses and loss adjustment expenses. No unusual trends in claims were noted during the quarter.

    PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE
                                    RESERVES

                                                            SEPTEMBER 30, 2004      JUNE 30, 2004       DECEMBER 31, 2003
                                                            ------------------      -------------       -----------------
Direct Reserves                                               $21.3 million         $22.0 million         $23.6 million
Ceded Reserves                                                 (4.0)                 (4.0)                 (4.0)
                                                              -------------         -------------         -------------
NET MEDICAL PROFESSIONAL LIABILITY INSURANCE RESERVES         $17.3 million         $18.0 million         $19.6 million
                                                              =============         =============         =============

CITATION INSURANCE COMPANY

      During the third quarter of 2004, Citation generated revenues of $400,000, including realized gains of $48,000. After operating and underwriting expenses of $133,000, Citation reported income before taxes of $267,000. In the third quarter of 2003, Citation generated revenues of $575,000, operating and underwriting expenses were $249,000, and Citation reported income before taxes of $326,000.

      For the first nine months of 2004, Citation generated revenues of $1.3 million, including realized gains of $266,000. After operating and underwriting expenses of $338,000, Citation reported income before taxes of $914,000. In the first nine months of 2003, Citation generated revenues of $1.4 million, operating and underwriting expenses were $8.1 million, and Citation reported a loss before taxes of $6.7 million.

      At September 30, 2004, Citation's insurance claims reserves were $21.4 million, net of reinsurance, consisting of $10.9 million in net property and casualty insurance reserves and $10.5 million in net workers' compensation reserves. Citation's insurance claims reserves, net of reinsurance, totaled $22.1 million at June 30, 2004, and $23.8 million at December 31, 2003.

      Reserves decreased by $2.4 million during the first nine months of 2004, primarily due to the payment of approximately $3.5 million in direct losses (i.e., claims) and loss adjustment expenses, partially offset by the recovery of approximately $1.2 million from reinsurance companies.

     CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

                                                  SEPTEMBER 30, 2004      JUNE 30, 2004      DECEMBER 31, 2003
                                                  ------------------      -------------      -----------------
PROPERTY & CASUALTY INSURANCE
Direct Reserves                                     $ 12.1 million        $ 13.0 million      $ 14.8 million
Ceded Reserves                                        (1.2)                 (1.4)               (1.5)
                                                    --------------        --------------      --------------
Net Property & Casualty Insurance Reserves          $ 10.9 million        $ 11.6 million      $ 13.3 million
                                                    ==============        ==============      ==============
WORKERS' COMPENSATION INSURANCE
Direct Reserves                                     $ 21.6 million        $ 21.9 million      $ 22.4 million
Ceded Reserves                                       (11.1)                (11.4)              (11.9)
                                                    --------------        --------------      --------------
Net Workers' Compensation Insurance Reserves        $ 10.5 million        $ 10.5 million      $ 10.5 million
                                                    ==============        ==============      ==============
                                                    --------------        --------------      --------------
TOTAL RESERVES                                      $ 21.4 million        $ 22.1 million      $ 23.8 million
                                                    ==============        ==============      ==============

                          HYPERFEED TECHNOLOGIES, INC.

                                                    THREE MONTHS ENDED SEPT. 30,      NINE MONTHS ENDED SEPT. 30,
                                                    ----------------------------      ----------------------------
                                                        2004             2003           2004              2003
                                                    -----------      -----------      -----------      -----------
REVENUES:

Service                                             $ 1,915,000      $   479,000      $ 4,169,000      $   584,000
Investment Income                                         1,000            4,000            9,000            6,000
Other
                                                    -----------      -----------      -----------      -----------
Segment Total Revenues                              $ 1,916,000      $   483,000      $ 4,178,000      $   590,000

EXPENSES:
Cost of service                                     $  (371,000)     $  (402,000)     $(1,292,000)     $  (610,000)
Depreciation and amortization                          (253,000)        (235,000)        (669,000)        (401,000)
Other                                                (2,076,000)      (1,277,000)      (7,164,000)      (1,964,000)
                                                    -----------      -----------      -----------      -----------
Segment Total Expenses                              $(2,700,000)     $(1,914,000)     $(9,125,000)     $(2,975,000)
                                                    -----------      -----------      -----------      -----------
SEGMENT LOSS BEFORE TAXES AND MINORITY INTEREST     $  (784,000)     $(1,431,000)     $(4,947,000)     $(2,385,000)
                                                    ===========      ===========      ===========      ===========

      During the third quarter of 2004, HyperFeed generated $1.9 million in revenues. Service revenues were $1.9 million and the costs of service were $371,000, resulting in gross margin of $1.5 million. After the deduction of $2.3 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $784,000. For more information, please refer to HyperFeed's 10-Q for the third quarter of 2004, which should be filed with the SEC on or before November 5, 2004, the contents of which are not incorporated into this 10-Q.

      During the first nine months of 2004, HyperFeed generated $4.2 million in revenues. Service revenues were $4.2 million and the costs of service were $1.3 million, resulting in gross margin of $2.9 million. After the deduction of $7.8 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $4.9 million.

      In May 2003, PICO acquired a direct controlling financial interest in HyperFeed, through direct ownership of a majority voting interest. HyperFeed became a separate reporting segment from May 15, 2003.

      In the third quarter of 2003, the HyperFeed segment recorded revenues of $483,000, expenses of $1.9 million, and a loss before taxes and minority interest of $1.4 million.

      For the third quarter and first nine months of 2003, representing the period from May 15, 2003 through September 30, 2003, the HyperFeed segment recorded revenues of $590,000, expenses of $3 million, and a loss before taxes and minority interest of $2.4 million. See the "Business Acquisitions and Financing" segment analysis for the impact of HyperFeed in the first nine months of 2003, for the period from January 1, 2003 through May 14, 2003.

DISCONTINUED OPERATIONS

      Discontinued operations consist of:

- -     Sequoia Insurance Company. PICO closed on the sale of Sequoia on March 31,
      2003; and

- -     Two businesses sold by HyperFeed -- its retail trading business sold in the second quarter of 2003, and its consolidated market data feed customers sold in the fourth quarter of 2003.

      In 2004, the discontinued operations of HyperFeed generated after-tax losses of $45,000 in the third quarter, and $31,000 in the first nine months.

      In the third quarter of 2003, the discontinued operations of HyperFeed generated after-tax income of $187,000.

      In the first nine months of 2003, income from discontinued operations was $3 million after-tax, consisting of $2.4 million earned by Sequoia in the three months of 2003 that PICO owned Sequoia, and $570,000 from the discontinued businesses of HyperFeed. In addition, we recorded after-tax gains on the disposal of discontinued operations of $805,000 in the first nine months of 2003, consisting of $443,000 from the sale of Sequoia, and $362,000 from HyperFeed's sale of PCQuote.com.

LIQUIDITY AND CAPITAL RESOURCES -- THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

      PICO's assets primarily consist of our operating subsidiaries, holdings in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $18.6 million in cash and cash equivalents at September 30, 2004, compared to $17.6 million at June 30, 2004, and $24.3 million at December 31, 2003.

      In addition to cash and cash equivalents, at September 30, 2004 the consolidated group held fixed-income securities with a market value of $38.1 million and equities with a market value of $125.7 million.

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

      In broad terms, the cash flow profile of our principal operating subsidiaries is:

- -     As commercial use of Vidler's water assets increases, we expect that
      Vidler will generate free cash flow as receipts from leasing water or storage capacity, and the proceeds from selling land and water rights, begin to overtake maintenance capital expenditure, financing costs, and operating expenses. As water lease and storage contracts are signed, we anticipate that Vidler may be able to monetize some of the contractual revenue streams, which could potentially provide another source of funds;

- -     Nevada Land is actively selling land which has reached its highest and best use, and is not part of PICO's long-term utilization plan for the property. Nevada Land's principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land's operating costs, so Nevada Land is generating strong positive cash flow;

- -     As its "run off" progresses, Physicians is obtaining funds to pay operating expenses and claims from the maturity of fixed-income securities, the realization of investments, and recoveries from reinsurance companies;

- -     At this stage of its "run off," investment income more than covers
      Citation's regular operating expenses. The funds required to pay claims are coming from the sale or maturity of fixed-income securities in Citation's investment portfolio, and recoveries from reinsurance companies; and

- -     HyperFeed finances its operations from its own cash and cash equivalents balances on a stand-alone basis. At September 30, 2004, HyperFeed had approximately $146,000 in cash and cash equivalents, and $195,000 in borrowings.

      On November 2, 2004, the Company entered into a Secured Convertible Promissory Note Agreement ("Note") with HyperFeed for $1.5 million. (See Note 4, "Commitments and Contingencies" in the Notes to the Condensed Consolidated Financial Statements).

      As of the date of this quarterly report on Form 10-Q for the three months ended September 30, 2004, HyperFeed has not borrowed any funds from the Company under the terms of this Note.

      The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, and set guidelines for insurance company investments. Typically, PICO's insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments. When interest rates are at very low levels, to insulate the capital value of the bond portfolios against a decline in value which would be brought on by a future increase in interest rates, the bond portfolios may have a shorter duration than the projected pattern of claims payments. It is possible that fixed-income and equity securities may occasionally need to be sold at unfavorable times when the bond market, the stock market, or the prices of individual securities are depressed.

      As shown in the Condensed Consolidated Statements of Cash Flows, cash and cash equivalents decreased by $5.7 million in the first nine months of 2004, compared to an increase of $647,000 in the first nine months of 2003.

      During the first nine months of 2004, cash of $6.8 million was used in Operating Activities, including $386,000 of cash used in discontinued operations of HyperFeed. Operating cash flows include the collection of $2.3 million of principal on two collateralized notes receivable, related to Vidler's sale of assets at Big Springs Ranch and West Wendover in 2003.

      Receipt of a principal payment on the West Wendover note scheduled for September 30, 2004 is past due, and the note went into default in October 2004. PICO is negotiating with the buyer of the property to work out the debt, which consists of approximately $3.9 million in principal and interest. PICO's ultimate security is the ability to realize on the property at West Wendover collateralizing the note. The lands were sold for $12 million, and the buyer has outlaid more than $8 million for the down payment and subsequent principal repayments.

      A principal repayment of $250,000 on the Big Springs note was received in October 2004, and the remaining principal of approximately $250,000 is scheduled to be repaid by the end of 2004.

      In the first nine months of 2003, operating activities used cash of $8.1 million, including $1.4 million in cash used in the operating activities of discontinued operations. The principal uses of cash in 2004 and 2003 include operating expenses at Vidler, the payment of claims by Citation and Physicians, and group overhead.

      Investing Activities used $1.3 million of cash in the first nine months of 2004, compared to $10 million of cash generated in the first nine months of 2003. In 2004, the sale and maturity of fixed-income securities exceeded new purchases, providing a $13.8 million net cash inflow. The principal investing cash outflows in 2004 were the net investment of $12 million in stocks, and $1.3 million to purchase the minority shareholdings in Vidler Water Company and SISCOM Inc. The cash inflow in 2003 principally resulted from the sale of Sequoia for gross proceeds of approximately $43.1 million, less a $17.9 million dividend of common stocks and debt securities received. The remaining 2003 Investing Activity cash flow items primarily resulted from the net investment of $4.9 million in stocks and the net investment of $10 million in fixed-income securities. This represented routine activity in the investment portfolios of our insurance subsidiaries and the temporary investment of funds held by non-insurance group companies.

      Financing Activities provided $2.4 million in the first nine months of 2004, principally due to a $2.6 million increase in Swiss franc borrowings to fund additional purchases of stocks in Switzerland. In the first half of 2003, Financing Activities used cash of $441,000.

      At September 30, 2004, PICO had no significant commitments for future capital expenditures.

SHARE REPURCHASE PROGRAM

      In October 2002, PICO's Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

      As of September 30, 2004, no stock had been repurchased under this authorization.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      PICO's condensed consolidated balance sheets include a significant amount of assets and liabilities the fair values of which are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO's borrowings are short to medium term in nature and therefore the carrying amounts approximate fair value. At September 30, 2004, PICO had $38 million of fixed maturity securities and mortgage participation interests, $125.7 million of marketable equity securities that were subject to market risk, of which $67.5 million were denominated in foreign currencies, primarily Swiss francs. PICO's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

      PICO uses two models to report the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. For its marketable equity securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $1.2 million for a 100 basis point decline in interest rates on its fixed-maturity securities and mortgage participation interests. The hypothetical 20% decrease in fair value of PICO's marketable equity securities produced a loss in fair value of $25.1 million that would impact the unrealized appreciation in shareholders' equity, net of the related tax effect; however, if the losses were determined to be other than temporary, they would impact net loss. The hypothetical 20% decrease in the local currency of PICO's foreign denominated investments produced a loss of $11 million that would impact the foreign currency translation in shareholders' equity.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              ISSUER PURCHASES OF EQUITY SECURITIES
- ------------------------------------------------------------------
                                                                                                  (d) Maximum Number (or Approximate
                                          (b) Average   (c) Total Number of Shares (or Units)     Dollar Value) of Shares (or Units)
                   (a) Total number of     Price Paid      Purchased as Part of Publicly              that May Yet Be Purchased
      Period        shares purchased       per Share          Announced Plans or Programs(1)        Under the Plans or Programs(1)
- ----------------   -------------------    -----------   -------------------------------------     ----------------------------------
7/1/04 - 7/31/04           1,034             $18.66
8/1/04 - 8/31/04             230             $17.70
9/1/04 - 9/30/04

Note: Shares listed above are part of a deferred compensation plan for certain directors and officers of PICO Holdings, Inc. These deferred compensation plans are not part of a publicly announced plan and the maximum number of shares to repurchase is unknown since the election to defer their compensation can be increased or decreased at any time by the participating directors and officers.

(1) In October 2002, PICO's Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash. As of September 30, 2004, no stock had been repurchased under this authorization.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held an Annual Meeting of Shareholders on July 15, 2004. At the meeting, Robert R. Broadbent and Carlos C. Campbell were re-elected as directors. The vote for Mr. Broadbent was 9,105,101 in favor, none against, and 127,757 withheld. The vote for Mr. Campbell was 8,905,259 in favor, none against, and 327,599 withheld.

ITEM 5: OTHER INFORMATION

      None

ITEM 6: EXHIBITS

Exhibit
Number                                          Description
- -------                                         -----------
 +3.1   Amended and Restated Articles of Incorporation of PICO.

++3.2   Amended and Restated By-laws of PICO.

 31.1.  Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

 31.2.  Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

 32.1.  Section 1350 certification of Chief Executive Officer.

 32.2.  Section 1350 certification of Chief Financial Officer.

- ---------------------------------

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

                              PICO HOLDINGS, INC.

Dated: November 8, 2004       By:  /s/ Maxim C. W. Webb
                                  ---------------------
                                   Maxim C. W. Webb
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)