Form 10-K
period 2004-12-31
PICO HOLDINGS INC /NEW
filed 2005-03-14
CIK 830122

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Approximate aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant (based on the closing sales price of such stock as reported in the NASDAQ National Market) on the last business day of the registrant's most recently completed second fiscal quarter, was $106,209,458.

On March 9, 2005, the registrant had 12,366,440, shares of common stock, $.001 par value, outstanding, excluding 3,228,261 shares of common stock which are held by the registrant's subsidiaries.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE COMMISSION PURSUANT TO REGULATION 14A IN CONNECTION WITH THE REGISTRANT'S 2005 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED SUBSEQUENT TO THE DATE HEREOF, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT. SUCH DEFINITIVE PROXY STATEMENT WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN 120 DAYS AFTER THE CONCLUSION OF THE REGISTRANT'S FISCAL YEAR ENDED DECEMBER 31, 2004.

                               PICO HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
PART I...................................................................      4

   Item 1.    BUSINESS...................................................      4
   Item 2.    PROPERTIES.................................................     20
   Item 3.    LEGAL PROCEEDINGS..........................................     20
   Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........     20

PART II..................................................................     21

   Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.....................................     21
   Item 6.    SELECTED FINANCIAL DATA....................................     23
   Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS...............................     24
   Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISKS...................................................     63
   Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................     63
   Item 9.    CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE................................    102
   Item 9A.   CONTROLS AND PROCEDURES....................................    102

PART III.................................................................    104

   Item 10.   DIRECTORS AND EXECUTIVE OFFICERS AND CODE OF ETHICS OF THE
                 REGISTRANT..............................................    104
   Item 11.   EXECUTIVE COMPENSATION.....................................    104
   Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT..............................................    104
   Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    104
   Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................    104

PART IV..................................................................    105

   Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K................................................    105

SIGNATURES...............................................................    114

                                     PART I

     THIS ANNUAL REPORT ON FORM 10-K (INCLUDING THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION) CONTAINS FORWARD-LOOKING STATEMENTS REGARDING OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS ABOUT OUR EXPECTATIONS, BELIEFS, INTENTIONS, ANTICIPATED DEVELOPMENTS, AND OTHER INFORMATION CONCERNING FUTURE MATTERS. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS OR VARIATIONS OF SUCH WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K.

     ALTHOUGH FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K REFLECT THE GOOD FAITH JUDGMENT OF OUR MANAGEMENT, SUCH STATEMENTS CAN ONLY BE BASED ON FACTS AND FACTORS CURRENTLY KNOWN BY US. CONSEQUENTLY, FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, AND THE ACTUAL RESULTS AND OUTCOMES COULD DIFFER FROM THOSE DISCUSSED IN OR ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES IN RESULTS AND OUTCOMES INCLUDE, WITHOUT LIMITATION, THOSE DISCUSSED UNDER THE HEADING "RISK FACTORS" BELOW, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. READERS ARE URGED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT ANY EVENT OR CIRCUMSTANCE THAT MAY ARISE AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE IN THIS ANNUAL REPORT, WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS.

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

     Our business is separated into five major operating segments: Water resource & water storage operations, real estate operations in Nevada, Business Acquisitions & Financing, Insurance Operations in Run Off, and the operations of HyperFeed Technologies, Inc. ("HyperFeed"). Our Business Acquisitions & Financing segment contains businesses, interests in businesses, and other parent company assets. Each of these business segments is discussed in greater detail below.

     Currently our major consolidated subsidiaries are:

- Vidler Water Company, Inc. ("Vidler"), which develops and owns water rights and water storage operations in the southwestern United States, primarily in Nevada and Arizona;

- Nevada Land & Resource Company, LLC ("Nevada Land"), which owns approximately 1 million acres of land in Nevada, and the mineral rights and water rights related to the property;

- Citation Insurance Company, which is "running off" its historical property & casualty and workers' compensation loss reserves, and Physicians Insurance Company of Ohio, which is "running off" its medical professional liability loss reserves; and

- HyperFeed Technologies, which became a 51%-owned subsidiary in 2003. HyperFeed is a developer and provider of software, ticker plant technologies, and managed services to the financial markets industry.

     In 2003, we closed on the sale of Sequoia Insurance Company ("Sequoia"), which is accounted for in our consolidated financial statements for 2003 and prior years as a discontinued operation. See "Discontinued Operations."

     The address of our main office is 875 Prospect Street, Suite 301, La Jolla, California 92037, and our telephone number is (858) 456-6022.

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are made available on our website (www.picoholdings.com) as soon as reasonably practicable after the reports are electronically filed with the SEC. Our website also contains other material about PICO, and links to other sites, including some of the companies with which we are associated.

                                     HISTORY

     PICO was incorporated in 1981 and began operations in 1982. The company was known as Citation Insurance Group until a reverse merger with Physicians Insurance Company of Ohio on November 20, 1996. After the reverse merger, the former shareholders of Physicians owned approximately 80% of Citation Insurance Group, the Board of Directors and management of Physicians replaced their Citation counterparts, and Citation Insurance Group changed its name to PICO Holdings, Inc. You should be aware that some data on Bloomberg and other information services pre-dating the reverse merger relates to the old Citation Insurance Group only, and does not reflect the performance of Physicians prior to the merger.

                 SUBSIDIARY COMPANIES & MAJOR OPERATING SEGMENTS

     The following section describes our subsidiaries and operating segments. Unless otherwise indicated, we own 100% of each subsidiary.

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

     The inefficient allocation of available water between agricultural users and municipal or industrial users, or the lack of available known water supply in a particular location, provide opportunities for Vidler:

- the majority of water rights are currently owned or controlled by agricultural users, and in many locations there are insufficient water rights owned or controlled by municipal and industrial users to meet present and future demand;

- certain areas of the Southwest experiencing rapid growth have insufficient supplies of known water to support future growth. Vidler identifies and develops new water supplies for communities with no other known water resources to support future growth;

- currently there are not effective procedures in place for the transfer of water from private parties with excess supply in one state to end-users in other states. However, regulations and procedures are steadily being developed to facilitate the interstate transfer of water; and

- infrastructure to store water will be required to accommodate and allow interstate transfer, and transfers from wet years to dry years. Currently there is limited storage capacity in place.

     We entered the water resource development business with the acquisition of Vidler in 1995. At the time, Vidler owned a limited quantity of water rights and related assets in Colorado. Since then, Vidler has acquired or developed:

- additional water rights and related assets, predominantly in Arizona and Nevada. Vidler seeks to acquire water rights at prices consistent with their current use, with the expectation of an increase in value if the water right can be converted to a higher use. A water right is the legal right to divert water and put it to beneficial use. Water rights are assets which can be bought and sold. In some states, the use of the water can also be leased. The value of a water right depends on a number of factors, including location, the seniority of the right, and whether or not the right is transferable. The majority of Vidler's water rights are in Nevada and Arizona, the two states which are leading the nation in population growth and new home construction. Our objective is to monetize our water rights for municipal and industrial use in Arizona and Nevada. Typically, our water rights are the most competitive source of water to support new growth in municipalities and new industry in Arizona and Nevada; and

- a water storage facility in Arizona and an interest in Semitropic, a water storage facility in California. At December 31, 2004, Vidler had "net recharge credits" representing approximately 63,000 acre-feet of water in storage on its own account at the Vidler Arizona Recharge Facility.

     Vidler is engaged in the following activities:

- supplying water to end-users in the Southwest, namely water utilities, municipalities, developers, or industrial users. The source of water could be from identifying and developing a new water supply, or a change in the use of water from agricultural to municipal and industrial use; and

- development of storage and distribution infrastructure to generate cash flow from the purchase and storage of water for resale, and charging customers fees for "recharge," or placing water into storage.

     After an acquisition and development phase spanning several years, Vidler completed its first significant sales of water rights for industrial use in 2001 and municipal use in 2002. Vidler's priority is to either monetize or develop recurring cash flow from its most important assets by:

-    securing supply contracts utilizing its water rights in Arizona and Nevada;
     and

- storing additional water at the Vidler Arizona Recharge Facility, and providing water supplies from net recharge credits already in storage.

     Vidler has also entered into partnering arrangements with parties who have water assets but lack the capital or expertise to commercially develop these assets. Vidler continues to explore additional partnering opportunities throughout the Southwest.

     This table details the water rights and water storage assets owned by Vidler at December 31, 2004. Please note that this is intended as a summary, and that some numbers are rounded. Item 7 of this Form 10-K contains more detail about these assets, recent developments affecting them, and the current outlook.

     An acre-foot is a unit commonly used to measure the volume of water, being the volume of water required to cover one acre to a depth of one foot. As a rule of thumb, one acre-foot of water would sustain two families of four persons each for one year.

NAME OF ASSET & APPROXIMATE LOCATION                       BRIEF DESCRIPTION                PRESENT COMMERCIAL USE
------------------------------------                       -----------------                ----------------------
WATER RIGHTS

ARIZONA:

HARQUAHALA VALLEY GROUND WATER BASIN         15,023 acres of land, plus 3,149 acres under   Leased to farmers
La Paz & Maricopa Counties                   Option
75 miles northwest of metropolitan Phoenix
                                             35,699 acre-feet of transferable ground
                                             water, plus 9,365 acre-feet under option

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

NEVADA:

FISH SPRINGS RANCH, LLC (51% INTEREST) &     8,600 acres of deeded ranchland                Vidler is currently farming the
        V&B, LLC (50% INTEREST)                                                             property. Cattle graze on part of
                                                                                            the property on a revenue-sharing
                                                                                            basis
Washoe County, 40 miles north of Reno        8,000 acre-feet of permitted water rights,
                                             which are transferable to the Reno/Sparks
                                             area

LINCOLN COUNTY AGREEMENT                     Applications* for more than 100,000            Partnership to supply water to the
                                             acre-feet of water rights through an           planned Coyote Springs
                                             agreement with Lincoln County, of which it     development, which will be located
                                             is currently anticipated that up to 40,000     approximately 40 miles north of
                                             acre-feet will be permitted and put to use     Las Vegas. The developer expects
                                             in Lincoln County/northern Clark County.       the first houses to go up in 2007.
                                                                                            The delivery of the water is
                                                                                            expected to occur over the
                                                                                            build-out of the project, which
                                                                                            could be 25 years or more.

                                             2,100 acre-feet of permitted water rights in
                                             the Tule Desert Groundwater Basin

                                             570 acre-feet of permitted water rights at
                                             Meadow Valley, located in Lincoln and Clark
                                             counties

CLARK COUNTY

SANDY VALLEY                                 415 acre-feet of permitted water rights
Near the Nevada/California state line
In the Interstate 15 corridor                Application for 1,000 acre-feet of water
                                             rights

MUDDY RIVER WATER RIGHTS                     221 acre-feet of water rights, plus
Approximately 35 miles east of Las           approximately 46 acre-feet under option
Vegas, in the Interstate 15 corridor
                                             *The numbers indicated for water rights
                                             applications are the maximum amount which we
                                             have filed for. In some cases, we anticipate
                                             that the actual permits received will be for
                                             smaller quantities.

COLORADO:

COLORADO WATER RIGHTS                        94 acre-feet of senior water rights            Agreement to sell 94 acre-feet of
                                                                                            senior water rights to the City of
                                                                                            Golden, Colorado over a period of
                                                                                            11 years

                                             185 acre-feet of senior water rights           66 acre-feet leased. The balance
                                                                                            is available for sale or lease.
                                                                                            Approximately 5.7 acre-feet were
                                                                                            sold to residential users in
                                                                                            Summit County in 2004.

WATER STORAGE

ARIZONA:

VIDLER ARIZONA RECHARGE FACILITY             An underground water storage facility with     Vidler is currently buying water
Harquahala Valley, Arizona                   estimated capacity exceeding 1 million         and storing it on its own account.
                                             acre-feet and annual recharge capability of    At December 31, 2004, Vidler had
                                             up to 35,000 acre-feet                         net recharge credits equivalent to
                                                                                            approximately 63,000 acre-feet of
                                                                                            water in Storage at the Arizona
                                                                                            Recharge Facility, as well as
                                                                                            3,250 acre-feet of water purchased
                                                                                            but not yet recharged. In
                                                                                            addition, Vidler has ordered
                                                                                            approximately 35,750 acre-feet of
                                                                                            water for purchase and recharge
                                                                                            in 2005.

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

NEVADA LAND & RESOURCE COMPANY, LLC

     In April 1997, PICO paid $48.6 million to acquire Nevada Land, which at the time owned approximately 1,352,723 acres of deeded land in northern Nevada, and the water, mineral, and geothermal rights related to the property. Much of Nevada Land's property is checker-boarded in square mile sections with publicly owned land. The lands generally parallel the Interstate 80 corridor and the Humboldt River from Fernley, in western Nevada, to Elko County, in northeast Nevada.

     Nevada Land is the largest private landowner in the state of Nevada. According to census data, Nevada has experienced the most rapid population growth of any state in the United States for the past 18 years in a row. The population of Nevada increased 66% in the 10 years ended April 1, 2000, and increased another 15.7%, to approximately 2.3 million people, from 2000 to 2004. Most of the growth is centered in southern Nevada, which includes the city of Las Vegas and surrounding municipalities. Land available for private development in Nevada is relatively scarce, as governmental agencies own approximately 87% of the land in Nevada.

     Before we acquired Nevada Land, the property had been under the ownership of a succession of railway companies, to whom it was a non-core asset. Accordingly, when we acquired the company, we believed that the commercial potential of the property had not been maximized.

     After acquiring Nevada Land, we completed a "highest and best use study" which divided the land into seven major categories. We developed strategies to maximize the value of each type of asset, with the objective of monetizing assets once they had reached their highest and best use. These strategies include:

- the sale of land and water rights. There is demand for land and water for a variety of purposes including residential development, residential estate living, farming, ranching, and from industrial users;

- transactions where Nevada Land exchanges parcels of its land in return for land owned by other parties;

- the development of water rights. Nevada Land has applied for additional water rights on land it owns and intends to improve. Where water rights are permitted, we anticipate that the value, productivity, and marketability of the related land will increase;

-    the development of land in and around growing municipalities; and

-    the management of mineral rights.

A cost basis has been assigned to each category of land and other asset, which, in aggregate, equals Nevada Land's original purchase price.

     During the period from April 23, 1997 to December 31, 2004, Nevada Land received consideration of approximately $33.5 million from the sale and exchange of land and the sale of water rights. This is comprised of $31.6 million from the sale of land, $752,000 of cash and land received in an exchange transaction, and $1.1 million from the sale of water rights related to land that was sold. Over this period, we have divested approximately 363,000 acres of land at an average price of $92 per acre, which compares to our average basis of $42 in the acres disposed of. The average gross margin percentage on the disposal of land and water rights over this period is 54.1%. The average cost for the total land, water, and mineral assets acquired with Nevada Land was $35 per acre.

     At December 31, 2004, Nevada Land owned approximately 992,000 acres of former railroad land. In addition to the former railroad property, Nevada Land has acquired:

- 17,558 acres of land in a land exchange with a private landowner. This land is contiguous with Native American tribal lands and is culturally sensitive; and

- Spring Valley Ranches, which is located approximately 40 miles east of Ely in White Pine County, Nevada. This property was purchased out of bankruptcy proceedings in 2000. We believe that the land has significant environmental value. The real estate assets consist of approximately 8,626 acres of deeded land and 500,000 acres of Forest Service and Bureau of Land Management allotment land. There are 18,829 acre-feet of agricultural water rights related to the property.

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

     In recent years, Nevada Land has filed additional applications for approximately 70,480 acre-feet of water rights on the Company's lands. The applications consist of:

- on the former railroad lands, approximately 4,797 acre-feet of water rights have been certificated and permitted, and applications are pending for approximately 42,840 acre-feet of water use for agricultural, municipal, and industrial use; and

- 27,640 acre-feet of water rights for the beneficial use of irrigating another 6,910 acres of Spring Valley Ranches.

BUSINESS ACQUISITIONS AND FINANCING

     Our Business Acquisitions and Financing segment contains businesses, interests in businesses, and other parent company assets.

     PICO seeks to acquire businesses which we identify as undervalued based on fundamental analysis -- that is, our assessment of what the business is worth, based on the private market value of its assets, earnings, and cash flow. We prefer long-established businesses, with a history of operating successfully through industry cycles, recessions and wars, in basic "old economy" industries. Typically, the business will be generating free cash flow and have a low level of debt, or, alternatively, strong interest coverage ratios or the ability to realize surplus assets. As well as being undervalued, the business must have special qualities such as unique assets, a potential catalyst for change, or be in an industry with attractive economics. We are also interested in acquiring businesses and interests in businesses where there is significant unrecognized value in land and other tangible assets.

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

     We acquired our interest, at an average cost of approximately A$1.35 per share, through open market purchases, the reinvestment of dividends, and assisting AOG with a financing in early 2002. AOG had secured two major new contracts with multinational oil companies, but needed to raise capital to purchase equipment necessary to perform the contracts. We provided AOG with a bridging loan facility, which was repaid with the proceeds of a rights offering which we partly underwrote. After AOG's expanded activities and earnings base became apparent, Ensign (Australia) Holdings Pty. Limited, a subsidiary of a Canadian oil services company which was already a shareholder in AOG, made a takeover offer for AOG at A$1.70 per share. Ensign was overbid by a number of other companies, before lifting its bid several times and eventually acquiring AOG in July 2002 for A$2.70 per share. Immediately prior to Ensign's first bid, AOG shares had been trading at A$1.40. We believe that our active participation as shareholders was instrumental in achieving this positive outcome.

     PICO began to invest in European companies in 1996. We have been accumulating shares in a number of undervalued asset-rich companies, particularly in Switzerland, which we believe will benefit from pan-European consolidation. At December 31, 2004, the market value (and carrying value) of our European portfolio was $67.9 million. This includes our 22.3% interest in Jungfraubahn Holding AG ("Jungfraubahn"), which had a market value (and carrying value) of $40.8 million at the end of 2004.

      Before a substantial acquisition is made, after significant research and analysis, we must be convinced that -- for an acceptable level of risk -- there is sufficient value to provide the opportunity for superior returns. We also have a small portfolio of alternative investments where intrinsic value is more speculative, in an attempt to capitalize on areas of potentially greater growth without incurring undue risk. At December 31, 2004, the total before-tax carrying value of this portfolio was less than $500,000.

     During the late 1990's, the businesses we acquired were primarily private companies and foreign public companies. During this period, we perceived that acquisitions in these areas carried less downside risk and offered greater upside potential than the acquisition opportunities available among publicly traded companies in North America.

     In the foreseeable future, our acquisition efforts are likely to be focused on domestic and foreign public companies, where we perceive greater scope for value creation than with private companies.

INSURANCE OPERATIONS IN RUN OFF

     Our Insurance Operations in Run Off segment is comprised of Physicians Insurance Company of Ohio and Citation Insurance Company.

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

     After Physicians went into "run off," the company expanded its insurance operations by acquisition:

- in 1995, we purchased Sequoia Insurance Company, which primarily wrote commercial lines of insurance in California and Nevada. After the acquisition, we re-capitalized Sequoia, which provided the capital to support growth in the book of business; and

- in 1996, Physicians completed a reverse merger with the parent company of Citation Insurance Company. At that time, Citation wrote various lines of commercial property and casualty insurance and workers' compensation insurance, primarily in California and Arizona. The operations of Sequoia and Citation were combined, and eventually the business previously written by Citation was transferred to Sequoia. At the end of 2000, Citation ceased writing business and went into "run off." In 2003, we sold Sequoia Insurance Company. See "Discontinued Operations" later in Item 1.

     Physicians and Citation obtain the funds to pay claims from the maturity of fixed-income securities, the sale of investments, and collections from reinsurance companies (that is, specialized insurance companies who share in our claims risk).

     Typically, most of the revenues of an insurance company in "run off" come from investment income on funds held as part of the insurance business. During the "run off" process, as claims are paid, both the loss reserve liabilities and the corresponding fixed-income investment assets decrease. Since interest income in this segment will decline over time, we are attempting to minimize segment overhead expenses as much as possible. For example, in recent years we have reduced head count and office space, and merged Professionals into Physicians, which simplified administration and reduced costs.

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

     Administering our own "run off" also provides us with the following opportunities:

- we retain management of the associated investment portfolios. After we resumed direct management of our insurance company portfolios in 2000, we believe that the return on our portfolio assets has been attractive in absolute terms, and very competitive in relative terms. The fixed-income securities and unaffiliated common stocks in the "run off" insurance company investment portfolios generated total returns upwards of 20% in 2003 and 22% in 2004, including total returns for the stocks component in excess of 39% in 2003 and 41% in 2004. Since the claims reserves of the "run off" insurance companies effectively recognize the cost of paying and handling claims in future years, the investment return on the corresponding investment assets, less non-insurance expenses, will accrue to PICO. We aim to maximize this source of income; and

- to participate in favorable development in our claims reserves if there is any, although this entails the corresponding risk that we could be exposed to unfavorable development.

     As the "run off" progresses, at an indeterminate time in the future, Physicians' claims reserves may diminish to the point where it is more cost-effective to outsource claims handling to a third party administrator.

     At December 31, 2004, Physicians had $16.4 million in medical professional liability loss reserves, net of reinsurance.

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

     Prior to the reverse merger, Citation had been a direct writer of workers' compensation insurance. Since PICO did not wish to be exposed to that line of business, shortly after the merger was completed Citation reinsured 100% of its workers compensation business with a subsidiary, Citation National Insurance Company ("CNIC"), and sold CNIC to Fremont Indemnity Company ("Fremont") in 1997. As part of the sale of CNIC, all assets and liabilities, including the assets which corresponded to the workers' compensation reserves reinsured with CNIC, and all records, computer systems, policy files, and reinsurance arrangements were transferred to Fremont. Fremont merged CNIC into Fremont, and administered and paid all of the workers' compensation claims which had been sold to it. From 1997 until the second quarter of 2003, Citation booked the losses reported by Fremont, and recorded an equal and offsetting reinsurance recoverable from Fremont, as an admitted reinsurer, for all losses and loss adjustment expenses. This resulted in no net impact on Citation's reserves and financial statements, and no net impact on PICO's consolidated financial statements.

     On June 4, 2003, the California Department of Insurance obtained a conservation order over Fremont, and applied for a court order to liquidate Fremont. On July 2, 2003, the California Superior Court placed Fremont in liquidation. Since Fremont was no longer an admitted reinsurance company under the statutory basis of insurance accounting, Citation reversed the $7.5 million reinsurance recoverable from Fremont in both its statutory basis and GAAP basis financial statements in the three months ended June 30, 2003 and year ended December 31, 2003. Citation was unsuccessful in court action to recover deposits reported as held by Fremont for Citation's insureds.

     In September 2004, Citation entered into a third-party administration agreement with Cambridge Integrated Services, Inc. to administer the claims handling and claims payment for Citation's workers' compensation insurance run-off book of business.

     At December 31, 2004, Citation had $22.3 million in loss reserves, net of reinsurance. Citation's loss reserves consist of $10.2 million for property and casualty insurance, principally in the artisans/contractors line of business, and $12.1 million for workers' compensation insurance.

                          HYPERFEED TECHNOLOGIES, INC.

     HyperFeed is a provider of ticker plant technologies and fully managed ticker plant services to the financial community. HyperFeed is a publicly traded company, based in Chicago, Illinois, and became a 51%-owned subsidiary of PICO Holdings on May 15, 2003, when we acquired direct ownership of a majority voting interest. HyperFeed became a separate reporting segment from May 15, 2003. Previously, HyperFeed was part of the Business Acquisitions & Financing segment.

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

HYPERFEED TECHNOLOGIES, INC.

     During 2003, HyperFeed completed the sale of two businesses, which are now recorded as discontinued operations:

- its retail trading business, PCQuote.com, which was sold for $370,000 in June 2003; and

- its consolidated market data feed customers, which were sold to Interactive Data Corporation, for $8.5 million. HyperFeed received $7 million in cash on closing, and $500,000 during 2004. HyperFeed could realize an additional $875,000 during 2005 if, and when, milestones are met.

EMPLOYEES

     At December 31, 2004, PICO had 84 employees. A total of 9 employees were engaged in land and related mineral rights and water rights operations; 5 in water rights and storage operations; 3 in property and casualty insurance operations; 2 in medical professional liability operations; and 17 in holding company activities. HyperFeed Technologies, Inc. has 48 employees.

EXECUTIVE OFFICERS

     The executive officers of PICO are as follows:

       Name         Age                       Position
       ----         ---                       --------
Ronald Langley       60   Chairman of the Board, Director
John R. Hart         45   President, Chief Executive Officer and Director
Richard H. Sharpe    49   Chief Operating Officer
James F. Mosier      57   General Counsel and Secretary
Maxim C. W. Webb     43   Chief Financial Officer and Treasurer
W. Raymond Webb      43   Vice President, Investments
John T. Perri        35   Vice President, Finance

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

     Mr. Langley has been Chairman of the Board of PICO since November 1996 and of Physicians since July 1995. Mr. Langley has been a Director of PICO since November 1996 and a Director of Physicians since 1993. Mr. Langley has been a Director of HyperFeed Technologies, Inc., formerly, PC Quote, Inc., ("HyperFeed") since 1995 and a Director of Jungfraubahn Holding AG since 2000.

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

IF WE DO NOT SUCCESSFULLY LOCATE, SELECT AND MANAGE INVESTMENTS AND ACQUISITIONS, OR IF OUR INVESTMENTS OR ACQUISITIONS OTHERWISE FAIL OR DECLINE IN VALUE, OUR FINANCIAL CONDITION COULD SUFFER.

     We invest in businesses that we believe are undervalued or that will benefit from additional capital, restructuring of operations or improved competitiveness through operational efficiencies. If a business in which we invest fails or its market value declines,we could experience a material adverse effect on our business, financial condition, the results of operations and cash flows. Additionally, our failure to successfully locate, select and manage investment and acquisition opportunities could have a material adverse effect on our business, financial condition, the results of operations and cash flows. Such business failures, declines in market values, and/or failure to successfully locate, select and manage investments and acquisitions could result in an inferior return on shareholders' equity. We could also lose part or all of our capital in these businesses and experience reductions in our net income, cash flows, assets and shareholders' equity.

FAILURE TO SUCCESSFULLY MANAGE NEWLY ACQUIRED COMPANIES COULD ADVERSELY AFFECT OUR BUSINESS.

      Our management of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, and finance. These efforts result in additional expenses and involve significant amounts of management's time. To successfully manage newly acquired companies, we must, among other things, continue to attract and retain key management and other personnel. The diversion of the attention of management from the day-to-day operations, or difficulties encountered in the integration process, could have a material adverse effect on our business, financial condition, and the results of operations and cash flows. If we fail to integrate acquired businesses into our operations successfully, we may be unable to achieve our strategic goals and the value of your investment could suffer.

OUR ACQUISITIONS MAY NOT ACHIEVE EXPECTED RATES OF RETURN, AND WE MAY NOT REALIZE THE VALUE OF THE FUNDS WE INVEST.

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

      We do not know of any reliable statistical data that would enable us to predict the probability of success or failure of our acquisitions and investments, or to predict the availability of suitable investments at the time we have available cash. We may not be able to find sufficient opportunities to make this business strategy successful. Additionally, when any of our acquisitions does not achieve acceptable rates of return or we do not realize the value of the funds invested, we may write-down the value of such acquisitions or sell the acquired businesses at a loss. We have made a number of acquisitions in the past that have been highly successful, and we have also made acquisitions that have lost either part or all of the capital invested. Further details of realized and unrealized gains and losses can be found in the Notes 1, 2, 3 and 4 to the accompanying consolidated financial statements and in Item 7A in this Form 10-K. Our ability to achieve an acceptable rate of return on any particular investment is subject to a number of factors which are beyond our control, including increased competition and loss of market share, quality of management, cyclical or uneven financial results, technological obsolescence, foreign currency risks and regulatory delays.

WE MAY MAKE INVESTMENTS AND ACQUISITIONS THAT MAY YIELD LOW OR NEGATIVE RETURNS FOR AN EXTENDED PERIOD OF TIME, WHICH COULD TEMPORARILY OR PERMANENTLY DEPRESS OUR RETURN ON INVESTMENTS.

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

WE MAY NOT BE ABLE TO SELL OUR INVESTMENTS WHEN IT IS ADVANTAGEOUS TO DO SO AND WE MAY HAVE TO SELL THESE INVESTMENTS AT A DISCOUNT.

      No active market exists for some of the companies in which we invest. We invest in private companies that are not as liquid as investments in public companies. Additionally, some of our investments may be in restricted or unregistered stock of U.S. public companies. Moreover, even our investments for which there is an established market are subject to dramatic fluctuations in their market price. These illiquidity factors may affect our ability to divest some of our investments and could affect the value that we recieve for the sale of such investments.

OUR ACQUISITIONS OF AND INVESTMENTS IN FOREIGN COMPANIES SUBJECT US TO ADDITIONAL MARKET AND LIQUIDITY RISKS WHICH COULD AFFECT THE VALUE OF OUR STOCK.

     We have acquired, and may continue to acquire, shares of stock in foreign public companies. Typically, these foreign companies are not registered with the SEC and regulation of these companies is under the jurisdiction of the relevant foreign country. The respective foreign regulatory regime may limit our ability to obtain timely and comprehensive financial information for the foreign companies in which we have invested. In addition, if a foreign company in which we invest were to take actions which could be deleterious to its shareholders, foreign legal systems may make it difficult or time-consuming for us to challenge such actions. These factors may affect our ability to dispose of our foreign investments or realize the full fair value of our foreign investments. In addition, investments in foreign countries may give rise to complex cross-border tax issues. We aim to manage our tax affairs efficiently, but given the complexity of dealing with domestic and foreign tax jurisdictions, we may have to pay tax in both the U.S. and in foreign countries, and we may be unable to offset any U.S. tax liabilities with foreign tax credits. If we are unable to manage our foreign tax issues, our financial condition and the results of operations and cash flows could be adversely affected.

VARIANCES IN PHYSICAL AVAILABILITY OF WATER, ALONG WITH ENVIRONMENTAL AND LEGAL RESTRICTIONS AND LEGAL IMPEDIMENTS, COULD IMPACT PROFITABILITY FROM OUR WATER RIGHTS.

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

OUR FUTURE WATER REVENUES ARE UNCERTAIN AND DEPEND ON A NUMBER OF FACTORS, WHICH MAY MAKE OUR REVENUE STREAMS AND PROFITABILITY VOLATILE.

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

     In the future, we anticipate that a significant amount of Vidler's revenues and asset value will come from a limited number of assets, including our water rights in the Harquahala Valley and the Vidler Arizona Recharge Facility. Although we continue to acquire and develop additional water assets, in the foreseeable future we anticipate that our revenues will still be derived from a limited number of assets, primarily located in Arizona and Nevada.

OUR WATER SALES MAY MEET WITH POLITICAL OPPOSITION IN CERTAIN LOCATIONS, THEREBY LIMITING OUR GROWTH IN THESE AREAS.

     The transfer of water rights from one use to another may affect the economic base of a community and will, in some instances, be met with local opposition. Moreover, certain of the end users of our water rights, namely municipalities, regulate the use of water in order to manage growth. If we are unable to effectively transfer water rights, our liquidity will suffer and our revenues would decline.

THE MARKET VALUES OF OUR REAL ESTATE AND WATER ASSETS ARE LINKED TO EXTERNAL GROWTH FACTORS.

     The real estate and water assets we hold have market values that are significantly affected by the growth in population and the general state of the local economies where our real estate and water assets are located, primarily in the states of Arizona and Nevada.

     In certain circumstances, we finance sales of real estate and water assets, and we secure such financing through deeds of trust on the property, which are only released once the financing has been fully paid off.

     Purchasers of our real estate and water assets may default on their financing obligations and the market value of the secured property may be affected by the factors noted above. Accordingly, such defaults and declines in market values may have an adverse effect on our business, financial condition, and the results of operations and cash flows.

IF WE UNDERESTIMATE THE AMOUNT OF INSURANCE CLAIMS, OUR FINANCIAL CONDITION COULD BE MATERIALLY MISSTATED AND OUR FINANCIAL CONDITION COULD SUFFER.

     Our insurance subsidiaries may not have established reserves that are adequate to meet the ultimate cost of losses arising from claims. It has been, and will continue to be, necessary for our insurance subsidiaries to review and make appropriate adjustments to reserves for claims and expenses for settling claims. Inadequate reserves could have a material adverse effect on our business, financial condition, and the results of operations and cash flows. Inadequate reserves could cause our financial condition to fluctuate from period to period and cause our financial condition to appear to be better than it actually is for periods in which insurance claims reserves are understated. In subsequent periods when we discover the underestimation and pay the additional claims, our cash needs will be greater than expected and our financial results of operations for that period will be worse than they would have been had our reserves been accurately estimated originally.

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

      Because medical malpractice liability, commercial property and casualty, and workers' compensation claims may not be completely paid off for several years, estimating reserves for these types of claims can be more uncertain than estimating reserves for other types of insurance. As a result, precise reserve estimates cannot be made for several years following the year for which reserves were initially established.

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

STATE REGULATORS COULD REQUIRE CHANGES TO OUR CAPITALIZATION AND/OR TO THE OPERATIONS OF OUR INSURANCE SUBSIDIARIES, AND/OR PLACE THEM INTO REHABILITATION OR LIQUIDATION.

     Beginning in 1994, Physicians and Citation became subject to the provisions of the Risk-Based Capital for Insurers Model Act which has been adopted by the National Association of Insurance Commissioners for the purpose of helping regulators identify insurers that may be in financial difficulty. The Model Act contains a formula which takes into account asset risk, credit risk, underwriting risk and all other relevant risks. Under this formula, each insurer is required to report to regulators using formulas which measure the quality of its capital and the relationship of its modified capital base to the level of risk assumed in specific aspects of its operations. The formula does not address all of the risks associated with the operations of an insurer. The formula is intended to provide a minimum threshold measure of capital adequacy by individual insurance company and does not purport to compute a target level of capital. Companies which fall below the threshold will be placed into one of four categories: Company Action Level, where the insurer must submit a plan of corrective action; Regulatory Action Level, where the insurer must submit such a plan of corrective action, the regulator is required to perform such examination or analysis the Superintendent of Insurance considers necessary and the regulator must issue a corrective order; Authorized Control Level, which includes the above actions and may include rehabilitation or liquidation; and Mandatory Control Level, where the regulator must rehabilitate or liquidate the insurer. All companies' risk-based capital results as of December 31, 2004 exceed the Company Action Level.

IF WE ARE REQUIRED TO REGISTER AS AN INVESTMENT COMPANY, THEN WE WILL BE SUBJECT TO A SIGNIFICANT REGULATORY BURDEN.

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

WE ARE DIRECTLY IMPACTED BY INTERNATIONAL AFFAIRS, WHICH DIRECTLY EXPOSES US TO THE ADVERSE EFFECTS OF ANY FOREIGN ECONOMIC OR GOVERNMENTAL INSTABILITY.

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

FLUCTUATIONS IN THE MARKET PRICE OF OUR COMMON STOCK MAY AFFECT YOUR ABILITY TO SELL YOUR SHARES.

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

-    litigation; and

-    general economic conditions.

     Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations. At December 31, 2004, the closing price of our common stock on the NASDAQ National Market was $20.77 per share, compared to $13.24 at December 31, 2002. On a quarterly basis between these two dates, closing prices have ranged from a high of $22.00 to a low of $12.01.

     Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we do business or relating to us specifically could result in an immediate and adverse effect on the market price of our common stock.

WE MAY NOT BE ABLE TO RETAIN KEY MANAGEMENT PERSONNEL WE NEED TO SUCCEED, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAKE SOUND INVESTMENT DECISIONS.

     We rely on the services of several key executive officers. If they depart, it could have a significant adverse effect. Messrs. Langley and Hart, our Chairman and CEO, respectively, are key to the implementation of our strategic focus, and our ability to successfully develop our current strategy is dependent upon our ability to retain the services of Messrs. Langley and Hart.

MANAGEMENT'S USE OF ESTIMATES AND ASSUMPTIONS IN PREPARING FINANCIAL STATEMENTS IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.

     The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of financial statements and the reported amount of revenues and expenses during the reporting period. We regularly evaluate our estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources. The carrying values of assets and liabilities and the reported amount of revenues and expenses may differ by using different assumptions. In addition, in future periods, in order to incorporate all known experience at that time, we may have to revise assumptions previously made which may change the value of previously reported assets and liabilities. This potential subsequent change in value may have a material adverse effect on our business, financial condition, and the results of operations and cash flows. See "Critical Accounting Policies" in Item 7.

REPURCHASES OF OUR COMMON STOCK COULD HAVE A NEGATIVE EFFECT ON OUR CASH FLOWS AND OUR STOCK PRICE.

     Our Board of Directors has authorized the repurchase of up to $10 million of our common stock. The stock purchases may be made from time to time at prevailing prices though open market, or negotiated transactions, depending on market conditions, and will be funded from available cash resources of the company. Such a repurchase program may have a negative impact on our cash flows, and could result in market pressure to sell our common stock. (Refer to our Liquidity and Capital Resources in Item 7).

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

     For example, changes requiring that we record compensation expense in the statement of operations for stock appreciation rights using the fair value method, or changes in existing taxation rules related to stock appreciation rights, could have a significant negative effect on our reported results as a result of the variability of factors used to establish the fair value of stock appreciation rights. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement 123 (Revised) which will take effect from the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123 (Revised) will require PICO to re-measure its stock appreciation rights liability each reporting period from the effective date using a fair value basis until the awards are settled. This future accounting treatment could negatively impact our reported earnings.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment has required the commitment of substantial financial and managerial resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance, and we have purchased coverage at substantially higher cost than in the past. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changes laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation could be harmed.

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

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE TO FUND THE GROWTH OF OUR BUSINESS, AND FINANCING MAY NOT BE AVAILABLE.

     We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the long-term growth of our business. We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms, but such financing may dilute our stockholders. We cannot assure you that any additional financing we need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

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

      Physicians leases approximately 1,892 square feet of office space in Columbus, Ohio for its headquarters. Citation leases office space for a claims office in Orange County, California. Vidler and Nevada Land lease office space in Carson City, Nevada. HyperFeed leases 15,000 square feet of office space in Chicago, Illinois, approximately 11,000 square feet of office space at two sites in Aurora, Illinois, approximately 3,000 square feet of office space in New
York City and approximately 1,300 square feet of office space in San Francisco, California. Vidler and Nevada Land hold significant investments in land, water rights and mineral rights in the southwestern United States. We continually evaluate our current and future space capacity in relation to our business needs. We believe that our existing facilities are suitable and adequate to meet our current business requirements. See "Item 1-Business-Introduction."

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

     In 2000, PICO Holdings loaned a total of $2.2 million to Dominion Capital Pty. Ltd. ("Dominion Capital"), a private Australian company. In 2001, $1.2 million of the loans became past due. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO commenced legal actions through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing a legal action and our ability to realize the assets collateralizing the loans, PICO recorded an allowance for the total outstanding balance of $2.3 million for the loans and interest. PICO has been awarded summary judgment in relation to the principal and interest on the $1.2 million loan and, as a result, Dominion Capital has been placed in receivership. A trial was held in July 2003 concerning both loans. The Company received the Court's decision in August 2004 and was unsuccessful in its actions. In August 2004, the Company filed an appeal with the Australian Court of Appeal. After filing the appeal, PICO and the individual who was the majority shareholder of Dominion Capital entered into a deed of settlement and release agreement. Under this agreement, both parties have agreed to discharge each other from any further claims and obligations, including PICO discontinuing its appeal that was filed in the Australian Court of Appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The common stock of PICO is traded on the NASDAQ National Market under the symbol "PICO." The following table sets out the high and low daily closing sale prices as reported on the NASDAQ National Market. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions.

                    2004              2003
              ---------------   ---------------
               High      Low     High      Low
              ------   ------   ------   ------
1st Quarter   $16.60   $15.31   $14.39   $12.01
2nd Quarter   $19.04   $15.38   $14.37   $12.78
3rd Quarter   $19.04   $17.12   $14.04   $12.83
4th Quarter   $22.00   $18.57   $16.17   $13.10

     On March 9, 2005, the closing sale price of PICO's common stock was $25.21 and there were approximately 686 holders of record.

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

     For 2004, a total expense of $9.9 million before taxes for SAR was recorded, based on the last sale price of $20.77 for PICO stock on December 31, 2004, and $113,000 in payments for 39,625 SAR exercised during 2004. After the related tax effect, the cumulative SAR expense reduced book value per share by approximately 4.2% as of December 31, 2004.

     As of December 31, 2004, the Company has a total of 1,923,156 SAR outstanding, with a weighted average exercise price of $12.59. Of this total, 1,895,656 SAR, with a weighted average exercise price of $12.55, were granted to the Company's officers. A total of 80,000 SAR remain available for issuance.

                                                                                                            (c)
                                               (a)                                                  NUMBER OF SECURITIES
                                     NUMBER OF SECURITIES TO                (b)                   REMAINING AVAILABLE FOR
                                     BE ISSUED UPON EXERCISE     WEIGHTED-AVERAGE EXERCISE     FUTURE ISSUANCE UNDER EQUITY
                                     OF OUTSTANDING OPTIONS,   PRICE OF OUTSTANDING OPTIONS,        COMPENSATION PLANS
                                     WARRANTS AND RIGHTS BY     WARRANTS AND RIGHTS GRANTED        (EXCLUDING SECURITIES
PLAN CATEGORY                                OFFICERS                   TO OFFICERS               REFLECTED IN COLUMN (A)
----------------------------------   -----------------------   -----------------------------   ----------------------------
Equity compensation plans approved              --                           --                               --
by security holders.(1)

Equity compensation plans not                   --                           --                           41,317
approved by security holders.(2)
                                               ---                          ---                           ------
Total                                           --                           --                           41,317
                                               ===                          ===                           ======

(1) On July 17, 2003, the Company's shareholders voted to adopt the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program (the "SAR Program") to replace the Company's stock option plans and call option agreements. The maximum number of SARs issuable under the SAR program may not exceed 2,042,781. 1,962,781 SARs were issued to the prior option holders upon adoption of the SAR program at an exercise price equal to that of the surrendered options (weighted average exercise price $12.63). Upon exercise of the SAR, the holder is entitled to a cash benefit equal to the difference between the exercise price and the then current market price of PICO stock. Accordingly, no securities, options or warrants will be issued by the Company on any exercise of the SAR. (See Stock-Based Compensation section in Note 1 to the Company's consolidated financial statements "Nature of Operations and Significant Accounting Policies")

(2) The Directors' and Officers' Deferred Compensation Arrangements are described in Note 15 to the Company's notes to the consolidated financial statements. ("Related-Party Transactions")

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                     (d) Maximum Number
                                                               (c) Total Number of Shares       (or Approximate Dollar Value)
                                                               (or Units) Purchased as Part    of Shares (or Units) that May
                     (a) Total number of   (b) Average Price       of Publicly Announced         Yet Be Purchased Under the
Period                 shares purchased      Paid per Share        Plans or Programs (1)            Plans or Programs (1)
------------------   -------------------   -----------------   ----------------------------   --------------------------------
10/1/04 - 10/31/04          1,185                $19.10
11/1/04 - 11/31/04             --                    --
12/1/04 - 12/31/04             --                    --

Note: Shares listed above are part of a deferred compensation plan for certain directors and officers of PICO Holdings, Inc. These deferred compensation plans are not part of a publicly announced plan and the maximum number of shares to repurchase is unknown since the election to defer their compensation can be increased or decreased at any time by the participating directors and officers.

(1) In October 2002, PICO's Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash. As of December 31, 2004, no stock had been repurchased under this authorization.

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

                                                                       Year Ended December 31,
                                                 -------------------------------------------------------------------
                                                     2004          2003          2002          2001          2000
                                                 -----------   -----------   -----------   -----------   -----------
OPERATING RESULTS                                                 (In thousands, except share data)
Revenues:
   Premium income earned (charged)                                           $       (42)  $       980   $     1,695
   Net investment income (loss)                  $     9,065   $     8,116         9,595         1,161        (1,694)
   Sale of real estate and water assets               10,879        19,751        15,232        17,106         5,478
   Other income                                        8,183         5,011         4,489         4,313         4,200
                                                 -----------   -----------   -----------   -----------   -----------
Total revenues                                   $    28,127   $    32,878   $    29,274   $    23,560   $     9,679
                                                 ===========   ===========   ===========   ===========   ===========
Income (loss) before discontinued
   operations, and cumulative effect of change
      in accounting principle                    $   (10,636)  $   (13,622)  $     1,110   $     3,778   $    (7,290)
Income from discontinued operations, net                  78        10,384         2,834         2,317           953
Cumulative effect of change in accounting
   principles, net                                                                 1,985          (981)       (4,964)
                                                 -----------   -----------   -----------   -----------   -----------
Net income (loss)                                $   (10,558)  $    (3,238)  $     5,929   $     5,114   $   (11,301)
                                                 ===========   ===========   ===========   ===========   ===========
PER COMMON SHARE BASIC AND DILUTED:
   Income (loss) from continuing operations      $     (0.86)  $     (1.10)  $      0.09   $      0.30   $     (0.63)
   Income from discontinued operations                  0.01          0.84          0.23          0.19          0.08
   Cumulative effect of change in accounting
      principle                                                                     0.16         (0.08)        (0.43)
                                                 -----------   -----------   -----------   -----------   -----------
      Net income (loss)                          $     (0.85)  $     (0.26)  $      0.48   $      0.41   $     (0.97)
                                                 ===========   ===========   ===========   ===========   ===========
         Weighted Average Shares Outstanding      12,368,068    12,375,933    12,375,466    12,384,682    11,604,120
                                                 ===========   ===========   ===========   ===========   ===========

                                                                   Year Ended December 31,
                                                    ----------------------------------------------------
                                                      2004       2003       2002       2001       2000
                                                    --------   --------   --------   --------   --------
FINANCIAL CONDITION                                         (In thousands, except per share data)
Assets (1)                                          $354,631   $330,897   $265,587   $270,742   $295,682
Unpaid losses and loss adjustment expenses          $ 55,944   $ 60,864   $ 52,703   $ 61,538   $ 84,384
Bank and other borrowings (1)                       $ 18,021   $ 15,377   $ 14,636   $ 14,596   $ 15,550
Discontinued operations, net (liabilities) assets   $   (752)  $ (1,351)  $ 37,332   $ 33,266   $ 29,255
Total liabilities and minority interest (1)         $113,942   $ 99,566   $ 81,888   $ 96,110   $122,802
Shareholders' equity                                $239,929   $229,160   $221,032   $207,899   $202,105
Book value per share                                $  19.40   $  18.52   $  17.86   $  16.81   $  16.31

Note: Book value per share is computed by dividing shareholders' equity by the net of total shares issued less shares held as treasury shares.

     (1)  Excludes balances classified as discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The consolidated financial statements and other portions of this Annual Report on Form 10-K for the fiscal year ended December 31, 2004, including Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," reflect the effects of:

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

     Based on census figures, in the three years ended July 1, 2003, the population of Clark County, Nevada, which includes metropolitan Las Vegas, increased 14.6% to almost 1.6 million residents. Around 70,000 people are moving to the area annually. Currently Las Vegas takes most of its water supply from Lake Mead. Due to the continued growth in demand for water and 5 years of drought, the level of Lake Mead has reached 50 year lows. Accordingly, Las Vegas is aggressively seeking to conserve water (e.g., rules have been introduced restricting water use in new homes) and to diversify its sources of water supply. At the same time, the increasing cost of housing in Las Vegas is leading to more rapid growth in outlying areas within commuting distance.

     Over time, we believe that these factors will lead to demand for water in parts of southern Nevada where Vidler owns or has an interest in water rights, including southern Lincoln County/northern Clark County and Sandy Valley and Muddy River in Clark County. If growth management initiatives are introduced in Las Vegas, this will lead to even more rapid growth in the areas surrounding metropolitan Las Vegas.

     In Arizona, the continued growth of the municipalities surrounding Phoenix in Maricopa County is likely to lead to strong demand for Vidler's water rights in the Harquahala Valley. According to census estimates, the population of Maricopa County increased 9.5% in the three years to July 1, 2003, to almost 3.4 million residents. Many of the municipalities surrounding Phoenix/Scottsdale where the growth is concentrated, do not receive allotments of water from the Colorado River, and are therefore forced to find alternative supplies of water.

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

     The Central Arizona Water Conservation District ("CAWCD") is a three-county water district servicing the most populous parts of the state, including Maricopa County. A 2003 CAWCD study predicted that CAWCD will be able to use 9 million acre-feet of water from Arizona's Colorado River supplies in the years from 2004 through 2050, assuming average annual precipitation. The CAWCD also estimated that 8.6 million acre-feet will be required over the same period by the Central Arizona Groundwater Replenishment District, the authority responsible for protecting groundwater supplies in the CAWCD three-county service area. The CAWCD also estimated demand of 3.5 million acre-feet from the Arizona Water Bank for various purposes (e.g., use in Nevada), and a further 4.3 million acre-feet to replenish groundwater reserves. Based on these forecasts, Arizona appears to be faced with a shortfall of 7.4 million acre-feet of water in the period through 2050, which will require CAWCD to purchase additional supplies.

     The Southern Nevada Water Authority has released a master water resource plan (which can be viewed at www.snwa.com) to develop and deliver water supplies to meet regional growth demands. This plan consists of (1) the storage of water, including up to 1.25 million acre-feet in Arizona, combined with (2) the development of further water resources in Nevada. We believe that Vidler's assets are favorably positioned to contribute to the water resource solutions required in the Southwest.

WATER RIGHTS

ARIZONA

     At December 31, 2004, Vidler owned or had the right to acquire approximately 45,064 acre-feet of transferable ground water in the HARQUAHALA VALLEY, approximately 75 miles northwest of metropolitan Phoenix, Arizona. Vidler owns 35,699 acre-feet, and we have the option to purchase a further 9,365 acre-feet. We believe that Vidler's water rights in the Harquahala Valley represent the most practical and competitive source of water to support the growth of greater metropolitan Phoenix, which is one of the fastest growing areas in the nation.

     Vidler's water rights in the Harquahala Valley are primarily located in Maricopa County. According to census data, the population of Maricopa County increased 9.5% in the three years ended July 1, 2003, with the addition of approximately 97,000 people per year. Vidler anticipates that there will be municipal demand for water from the Harquahala Valley to support the growth of the west side cities in Maricopa County, which are part of greater metropolitan Phoenix.

     Any new residential development in Arizona must obtain a permit from the Arizona Department of Water Resources certifying a "designated assured water supply" sufficient to sustain the development for at least 100 years. The Harquahala Valley ground water meets the designation of assured water supply. In order for the Harquahala Valley ground water to be used by municipalities in the heavily populated parts of Arizona, the water must be "wheeled," or transported, from the Harquahala Valley to the end users. The Arizona State Legislature has passed legislation which allows Harquahala Valley ground water to be made available as assured water supply to cities and communities in Arizona through agreements with the Central Arizona Groundwater Replenishment District.

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

     Vidler is working on further sales of Harquahala Valley ground water. We expect demand from communities and developers in the greater Phoenix metropolitan area who need to secure further water to support expected growth. In addition, as the boundaries of the greater Phoenix metropolitan area push out, this is likely to lead to demand for water to support growth within the Harquahala Valley itself.

NEVADA

     Vidler has acquired water rights in northern Nevada through the purchase of ranch properties, filing applications for new water rights, and entering into partnering arrangements with parties owning water rights, which they wish to maximize the value of.

     Nevada is the state experiencing the most rapid population growth and new home construction in the United States. The population is concentrated in southern Nevada, which includes the Las Vegas metropolitan area.

     1. LINCOLN COUNTY

     Vidler is working jointly with Lincoln County to locate and develop water resources in Lincoln County, Nevada. Lincoln County and Vidler have filed applications for more than 100,000 acre-feet of water rights with the intention of supplying water for residential, commercial, and industrial use, as contemplated by the County's approved master plan. We believe that this is the only known new source of water for Lincoln County. Vidler anticipates that up to 40,000 acre-feet of water rights will ultimately be permitted from these applications, and put to use in Lincoln County and northern Clark County.

     Under the Lincoln County Land Act, more than 13,300 acres of federal land in southern Lincoln County near the fast growing City of Mesquite was offered for sale on February 9, 2005. According to press reports, the eight parcels offered sold to various developers for approximately $47.5 million. The land was sold without environmental approvals, water, and city services, which will be required before development can proceed. Additional water supply will be required in Lincoln County if this land is to be developed.

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

     The Lincoln County undertaking is an example of a transaction where Vidler can partner with an entity, in this case a government entity, to provide the necessary capital and skills to commercially develop water assets, thereby providing a significant economic benefit to the partner where one previously did not exist.

COYOTE SPRINGS

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

     Pardee Homes has agreed to be the master residential developer on the first phase of the development. Construction of a golf course has begun, and CSIL has stated that the first houses should start going up in 2007.

     During 2004, Vidler entered into a partnership with CSIL to supply various water resources required to support the development. We anticipate that Lincoln County/Vidler could provide the majority of the water required for the project from jointly filed applications for water rights in various basins in Lincoln County. To provide water until permitted supplies are available, the Vidler/CSIL partnership could use net recharge credits owned by Vidler in the Vidler Arizona Recharge Facility, subject to approval by the relevant Nevada and Arizona water authorities.

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

     At December 31, 2004, Vidler owned approximately 221 acre-feet of Muddy River water rights, and had the right to acquire an additional 45.6 acre-feet.

     4. FISH SPRINGS RANCH

     In 2000, Vidler purchased a 51% interest in Fish Springs Ranch, LLC ("Fish Springs") and a 50% interest in V&B, LLC. These companies own the Fish Springs Ranch and other properties totaling approximately 8,600 acres in Honey Lake Valley in Washoe County, 45 miles north of Reno, Nevada. Approximately 8,000 acre-feet of permitted water rights associated with Fish Springs Ranch are transferable to the Reno/Sparks area. The water rights at Fish Springs have been identified as the most economical and proven new source of supply to support new growth in the North Valley communities of Washoe County. The Nevada State Demographer estimates that, in the three years ended July 1, 2004, the population of Washoe County (including Reno/Sparks) increased by 8.6% to approximately 383,000 people.

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

COLORADO

     Vidler is completing the process of monetizing its water rights in Colorado, through sale or lease:

- in 2000, Vidler closed on the sale of various water rights and related assets to the City of Golden, Colorado for $1 million, and granted the City options to acquire other water rights over the next 15 years. The City exercised options to acquire water assets for $145,000 in 2002, $146,000 in 2003, and $142,000 in 2004. If the remaining options are exercised, the present value of the aggregate purchase price is approximately $1.1 million;

- during 2002, Vidler closed on the sale of its interest in Cline Ranch for $2.1 million and the sale of 86 acre-feet of water rights for $3.1 million;

- in 2003, Vidler closed on the sale of the Wet Mountain water rights for $414,000; and

- in 2004, Vidler closed on the sale of approximately 6.5 acre-feet of water rights for $266,000 to residential users in Summit County, Colorado.

Discussions are continuing to either lease or sell the remaining water rights in Colorado, which are listed in the table in the Vidler section of Item 1, "Business."

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

     Vidler has the only permitted, complete private water storage facility in Arizona. Given that Arizona is the only southwestern state with surplus flows of Colorado River water available for storage, we believe that Vidler's is the only private water storage facility where it is practical to "bank," or store, water for users in other states, which is known as "interstate banking." Having a permitted water storage facility also allows Vidler to acquire, and store, surplus water for re-sale in future years.

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

     Vidler has not yet stored water for customers at the facility, but the company has been recharging water for its own account since 1998, when the pilot plant was constructed. At the end of 2004, Vidler had "net recharge credits" representing approximately 63,000 acre-feet of water in storage at the facility, and had purchased a further 3,250 acre-feet which was recharged in 2005. In addition, Vidler has ordered another 35,750 acre-feet for purchase and recharge in 2005. Vidler purchased the water from the CAP, and intends to resell this water at an appropriate time.

     Subject to approval by water authorities in Nevada and Arizona, Vidler could supply net recharge credits to the Coyote Springs project. Vidler is in discussions with a number of developers and other entities which, combined with the Coyote Springs partnership, could lead to the sale of all of Vidler's net recharge credits.

     If customers which already own water want to store it at Vidler's site, we intend to charge a fee based on the amount of water "recharged," and then an additional fee when the water is "recovered." The storage revenues generated will depend on the quantity of water which the AWBA and private users store at the facility. The quantity of water stored will depend on a number of factors, including the availability of water and available storage capacity at publicly owned facilities.

     We believe that a number of events in recent years have increased the scarcity value of the project's storage capacity. At a public hearing in 2000, the AWBA disclosed that the Bureau of Reclamation has indicated that, before permits are issued for new facilities to store water for interstate users, extensive environmental impact studies will be required. The AWBA also indicated that the first priority for publicly owned storage capacity in Arizona is to store water for Arizona users. At the same hearing, the states of California and Nevada again confirmed that their demand for storage far exceeds the total amount of storage available at existing facilities in Arizona. Consequently, interstate users will need to rely, at least in part, on privately owned storage capacity.

     The Southern Nevada Water Authority Water Resource Plan, which can be viewed at www.snwa.com, calls for 1.25 million acre-feet of water to be stored in Arizona in order to meet forecast demand. The AWBA is currently finalizing agreements to store water on behalf of Nevada. Once these agreements have been concluded, the AWBA can begin to negotiate storage for California. The AWBA will be able to store water at existing publicly owned sites and at the Vidler Arizona Recharge Facility, which is one of the largest water storage facilities. Under an agreement which expired in 2004, Vidler had agreed on a price of $48.00 per acre-foot of water recharged for users represented by the AWBA.

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

     Vidler anticipates being able to recharge 35,000 acre-feet of water per year at the facility, and to store in excess of 1 million acre-feet of water in the aquifer. Vidler's estimate of the aquifer's storage volume is primarily based on a hydrological report prepared by an independent engineering firm for the Central Arizona Water Conservation District in 1990, which concluded that there is storage capacity of 3.7 million acre-feet.

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

     The strategic value of the guaranteed right to recover an amount of water from Semitropic every year -- even in drought years -- became clear to water agencies, developers, and other parties seeking a reliable water supply. For example, developers of large residential projects in Kern County and Los Angeles County must be able to demonstrate that they have sufficient back-up supplies of water in the case of a drought year before they are permitted to begin development. Accordingly, during 2001, Vidler took advantage of current demand for water storage capacity with guaranteed recovery, and began to sell its interest in Semitropic. The strategic value of the guaranteed right to recover water was again highlighted by two court decisions in February 2003 which held that developers could not rely on water from state water projects.

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

     Vidler's remaining interest includes approximately 30,000 acre-feet of storage capacity. We have the guaranteed right to recover a minimum of approximately 2,700 acre-feet every year. In some circumstances, we have the right to recover up to approximately 6,800 acre-feet in any one year. We are considering various alternatives for the remaining interest, including sale to developers or industrial users. Currently Vidler is not storing any water at Semitropic for third parties. Vidler is required to make annual payments of approximately $530,000 under its agreement with Semitropic Water Storage District.

OTHER PROJECTS

     Vidler routinely evaluates the purchase of further water-righted properties in Arizona and Nevada. Vidler also continues to be approached by parties who are interested in obtaining a water supply, or discussing joint ventures to commercially develop water assets and/or develop water storage facilities in Arizona, Nevada, and other southwestern states. We have the resources and relationships to respond to new business opportunities which are consistent with our strategic objectives.

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

     In 2004, Nevada Land generated $10.5 million in revenues from the sale of approximately 121,000 acres of former railroad land. The average sales price of $87 per acre compares to our average basis of $35 per acre in the parcels which were sold. In 2004, 40.1% of land sales were settled for cash, and Nevada Land provided partial financing for the remainder. Vendor financing is collateralized by the land conveyed, typically carries a 10% interest rate, and is subject to a minimum 20% down payment.

     In 2004, land sales were significantly higher than in recent years. The $10.5 million in total sales consisted of 33 individual sales transactions, reflecting demand for various types of land with various uses, including rural-suburban-urban living, desert lands, and ranching.

     During 2004, the market for many types of real estate in Nevada was buoyant. We believe that higher prices for land in and around municipalities has increased the demand for, and in some locations the price of, property 50 miles or more from municipalities, which our lands typically are. It can take a year or more to complete a land sale transaction, the timing of land sales is unpredictable, and historically the level of land sales has fluctuated from year to year. Accordingly, it should not be assumed that the higher level of sales in 2004 can be maintained.

                       BUSINESS ACQUISITIONS AND FINANCING

     This section describes the most significant interests in public companies included in this segment during 2004.

     Excluding HyperFeed, we estimate that the common stock interests in public companies reported in this segment generated a total return (i.e., realized and unrealized gains, plus dividends received, in U.S. dollars) of approximately 39% in 2004, compared to approximately 29% in 2003.

     CONVERSION OF SWISS FRANC AMOUNTS TO U.S. DOLLARS

     Income statement items (revenues, expenses, gains, and losses) for foreign operations are translated into U.S. dollars using the average rate of exchange for the year, and balance sheet items (assets and liabilities) are translated at the actual exchange rate at the balance sheet date.

     For the convenience of the reader, the average Swiss Franc exchange rate for 2004 used for income statement items was CHF1.2279 to the U.S. dollar (2003:
CHF1.3280), and the actual Swiss Franc exchange rate at December 31, 2004 used for balance sheet items was CHF1.1395 (December 31, 2003: CHF1.2402).

     1.   HYPERFEED TECHNOLOGIES, INC.

     In 2001, 2002, and 2003 until May 15, PICO's investment in HyperFeed common shares was recorded in this segment using the equity method under Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Since May 15, 2003, when HyperFeed became a consolidated subsidiary, its results have been recorded in a separate segment, "HyperFeed Technologies"; however, PICO's investment in HyperFeed warrants is still recorded in the Business Acquisitions and Financing segment.

     After adjusting for HyperFeed's 1:10 reverse stock split in August 2003, PICO holds warrants to buy approximately 310,616 shares of HyperFeed common stock at an average price of $15.75 per share, exercisable by April 2005. At December 31, 2004, the price of HyperFeed's common stock was $2.70, and the warrants were carried at estimated fair value of zero.

     2.   JUNGFRAUBAHN HOLDING AG

     PICO owns 1.3 million shares (adjusted for the 10:1 stock split during 2004) of Jungfraubahn, which represents approximately 22.3% of that company. At December 31, 2004, the market (carrying) value of our holding was $40.8 million.

     In September 2002, we increased our holding to more than 20% of Jungfraubahn, and became the largest shareholder in that company. Despite the increase in our shareholding to more than 20%, we continue to account for this investment under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At this time, we do not believe that we have the requisite ability to exercise "significant influence" over the financial and operating policies of Jungfraubahn, and therefore do not apply the equity method of accounting.

     In February 2005, Jungfraubahn issued a press release containing an initial review of 2004 operations, using Swiss accounting principles. The full text is available on Jungfraubahn's website www.jungfraubahn.com. The contents of Jungfraubahn's website are not incorporated in this 10-K.

     In the press release, Jungfraubahn indicated that it expected passenger traffic revenues of approximately CHF (Swiss Francs) 89.6 million (US$73 million) for 2004, a 4% increase year over year, and a financial "result similar to that of the previous year." Jungfraubahn went on to say that the "2004/2005 winter season is progressing positively" with a 9.1% increase in guests in the Jungfrau region through to the end of January 2005, and that forward bookings from tour operators put the company in a "confident mood for the summer season."

     In August 2004, Jungfraubahn announced its results for the six months to June 30, 2004. Reported revenues were CHF 56.3 million (US$44.9 million). Net income was CHF 5.4 million (US$4.2 million), or approximately CHF 0.93 per share (US$0.74), a 23% increase year over year.

     Jungfraubahn announced its results for the 2003 financial year in May 2004, so the 2004 results will not be released until after this 10-K has been filed. Revenues were CHF 111.9 million (US$84.2 million), and net income was CHF 13.5 million (US$10.1 million), or CHF 2.3 per share (US$1.74). Jungfraubahn's operating activities generated net cash flow of CHF 31.1 million (US$23.5 million).

     In the most recent published balance sheet -- December 31, 2003 -- Jungfraubahn had shareholders' equity of CHF 309.8 million, or approximately CHF
53.1 (US$42.80) book value per share. At December 31, 2004, Jungfraubahn's stock price was CHF 35.5 (US$ 31.15). At December 31, 2003, Jungfraubahn's stock price was CHF 25.4 (US$ 20.48).

     3.   OTHER EUROPEAN INVESTMENTS

     RAETIA ENERGIE AG

     PICO owns approximately 80,000 shares in Raetia Energie, which is a producer of hydro electricity. At December 31, 2004, our investment in Raetia Energie had a basis of $4.2 million, and a market value of $17.2 million.

     We first purchased this stock in 1997, increased our holding in 1998, 2002 & 2003, and sold part of our holding in 2004. Over the life of the investment so far, we have generated a total return (i.e., realized and unrealized gains, plus dividends received in U.S. dollars) upwards of 325%.

     During 2003, the carrying value of our holding appreciated by $5.8 million (almost 105%) in U.S. dollars. In 2004, our holding in Raetia generated a total return of $6.5 million (almost 58%), consisting of approximately $6.3 million in realized and unrealized gains, and $194,000 in dividends.

     ACCU HOLDING AG

     PICO has acquired 29,294 shares in Accu Holding, which represents a voting ownership interest of approximately 29.2%. Due to a number of factors, we do not have the ability to exercise significant influence over Accu Holding's activities, so the investment is carried at market value under SFAS No. 115.

     Accu Holding manufactures batteries at two plants in Switzerland. Following a decline in demand for batteries during the 2001-2003 economic slowdown, Accu adjusted its production and cost structure. Accu is also preparing to redevelop the site of a former factory near Zurich, which could have significant value.

     Our initial holding (14,164 shares) in Accu had a cash cost of approximately $5 million. During 2004, we subscribed for our full entitlement in, and partly underwrote, a 1:1 rights offering at CHF100 per share, acquiring an additional 15,130 shares for approximately $1.2 million.

     The Accu stock price declined significantly during 2002, 2003, and 2004. As explained in the Business Financing and Acquisitions portion of "Results of Operations -- Years Ended December 31, 2004, 2003, and 2002," we regularly review stocks which have declined in price from our cost. If we determine that the decline in market value is other-than-temporary, we record a charge which writes our basis in the investment down from its original cost to current carrying value, which typically is the market price at the balance sheet date when the provision is recorded. It should be noted that charges for other-than-temporary impairments do not affect shareholders' equity or book value per share, since the after-tax decline in the market value of investments carried under SFAS No. 115 is already reflected in shareholders equity in our balance sheet. Also, the carrying (book) value of the holding does not change. If the stock price subsequently recovers, the basis does not change.

     Given the extent and duration of the decline in the market price of Accu stock, we determined that the decline in Accu's market value is also other-than-temporary. Accordingly, we recorded pre-tax charges for other-than-temporary impairment of our holding in Accu of $2.2 million in 2002, $823,000 in 2003, and $1.3 million in 2004. These charges were recorded as realized losses and reduced the basis of the investment. At December 31, 2004, the holding had a basis of $2.7 million, and a market (carrying) value of $3 million (CHF3.4 million).

     SIHL

     In 2000 and 2001, we acquired approximately 10.6% of SIHL for $4 million, through participation in a restructuring/capital raising and open market purchases. Our investment in SIHL is accounted for under SFAS No. 115.

     At the time, SIHL's core business was digital imaging, but the company had surplus property assets in and around Zurich, including a major development project known as Sihlcity. SIHL's operations were adversely affected by the economic downturn in late 2001 and 2002, and SIHL was unable to improve profitability and reduce debt as previously expected. In 2003, SIHL sold its core business, and announced a debt restructuring with its banks. Although there is no longer a public trading market for SIHL, the agreement with the banks provides the shareholders with a partial return in certain circumstances.

     Due to the extent and duration of the decline in the market value of SIHL stock, we recorded pre-tax charges for other-than-temporary impairment of our holding in SIHL of $1.6 million in 2002, and $293,000 in 2003. A $547,000 charge for permanent impairment in 2004 reduced our basis in SIHL to zero at December 31, 2004.

                         INSURANCE OPERATIONS IN RUN OFF

     Typically, most of the revenues of an insurance company in "run off" come from investment income (i.e., interest from fixed-income securities and dividends from stocks) earned on funds held as part of their insurance business. In addition, from time to time, gains or losses are realized from the sale of investments.

     In broad terms, Physicians and Citation hold cash and fixed-income securities corresponding to their loss reserves and state capital & deposit requirements, and the excess is invested in small-capitalization value stocks in the U.S. and selected foreign markets.

     Given the very low level of interest rates, we expect to generate limited income and no capital gains from our bond holdings. To maintain liquidity and to guard against capital losses which would be brought on by higher interest rates, our bond holdings are concentrated in issues maturing in 5 years or less. At December 31, 2004, the duration of Citation's bond portfolio was 4.0 years, and the duration of the Physicians bond portfolio was 2.7 years. The duration of a bond portfolio measures the amount of time it will take for the cash flows from scheduled interest payments and the maturity of bonds to equal the current value of the portfolio. Duration indicates the sensitivity of the market value of a bond portfolio to changes in interest rates. If interest rates increase, the market value of existing bonds will decline. During periods when market interest rates decline, such as 2002, 2003, and 2004, the market value of existing bonds increases. Typically, the longer the duration, the greater the sensitivity of the value of the bond portfolio to changes in interest rates. Duration of less than 5 years is generally regarded as medium term, and less than 3 years is generally regarded as short term.

     Typically, we hold bonds issued by the U.S. Treasury and government-sponsored enterprises (e.g., Freddie Mac and FNMA) only to the extent required for capital under state insurance codes, or as required for deposits or collateral with state regulators. Otherwise, the bond portfolios consist almost entirely of investment-grade corporate issues with 10 or less years to maturity. As of December 31, 2004, none of our bond holdings had declined significantly from cost. We do not own any municipal bonds, and did not own any corporate bonds in the telecommunications, technology, utilities, energy trading, automotive, and consumer finance sectors, or conglomerates which experienced difficulties in recent years.

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

     During 2004 and January 2005, we sold our holdings in the shares of Keweenaw Land Association, Limited (Pink Sheets: KEWL). Keweenaw owns approximately 155,000 acres of northern hardwood timberlands on the Upper Peninsula of Michigan, including some acreage with a higher and better use than timberland. The Keweenaw stock price increased 55% in 2003, and 35% in 2004. We had been accumulating shares of Keweenaw since 1998, and earned a total return over the life of the investment of better than 20% per annum.

     In 2004, we estimate that the total return on the fixed-income securities and unaffiliated common stocks in Citation's portfolio was approximately 22.0%, including approximately 44% for the stocks component (53.7% of the portfolio at December 31, 2004). We estimate that the total return on the fixed-income securities and unaffiliated common stocks in Physicians' portfolio was approximately 25.5% in 2004, including approximately 41% for the stocks component (64.3% of the portfolio at December 31, 2004).

     In 2003, we estimate that the total return on the fixed-income securities and unaffiliated common stocks in Citation's portfolio was approximately 19.6%, including better than 40% for the stocks component (40.7% of the portfolio at December 31, 2003). We estimate that the total return on the fixed-income securities and unaffiliated common stocks in Physicians' portfolio was approximately 21.5% in 2003, including better than 39% for the stocks component (53.7% of the portfolio at December 31, 2003).

     Over time, the investment assets and investment income of a "run off" insurance company is expected to decline, as fixed-income investments mature or are sold to provide the funds to pay down the company's claims reserves. However, since the sale of Sequoia closed on March 31, 2003, the investment assets of the Insurance Operations in Run Off segment have actually increased, as appreciation in stocks has more than offset the maturity or sale of fixed-income securities to pay claims.

     The financial results of insurance companies in "run off" can be volatile if there is favorable or unfavorable development in the loss reserves. For example, in 2003 Physicians recorded significant income from favorable reserve development, but Citation recorded a significant loss in 2003, partly due to increases in the workers' compensation and property and casualty insurance loss reserves.

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

     Due to the long "tail" (i.e., period of time between the occurrence of the alleged event giving rise to the claim, and the claim being reported to us) in the medical professional liability insurance business, it is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves. Our loss reserves are reviewed by management every quarter and are assessed in the fourth quarter of each year, based on independent actuarial analysis of past, current, and projected claims trends in the 12 months ended September 30 of each year.

     At December 31, 2004, medical professional liability reserves totaled $16.4 million, net of reinsurance, compared to $19.6 million net of reinsurance at December 31, 2003, and $30.3 million net of reinsurance at December 31, 2002.

                 PHYSICIANS INSURANCE COMPANY OF OHIO - LOSS AND
                        LOSS ADJUSTMENT EXPENSE RESERVES

                                                                   Year Ended December 31,
                                                        ---------------------------------------------
                                                             2004            2003            2002
                                                        -------------   -------------   -------------
Direct Reserves                                         $19.6 million   $23.6 million   $36.4 million
Ceded Reserves                                           (3.2)           (4.0)           (6.1)
                                                        -------------   -------------   -------------
Net Medical Professional Liability Insurance Reserves   $16.4 million   $19.6 million   $30.3 million
                                                        =============   =============   =============

     At December 31, 2004, our direct reserves, or reserves before reinsurance, essentially equaled the independent actuary's best estimate. The independent actuary is continually reviewing our claims experience and projected claims trends in order to arrive at the most accurate estimate possible. The independent actuary did not explicitly forecast a range of reserves, but arrived at a best estimate through weighting the results of five different projection methods for each accident year, and in total. Under the different projection methods, the lowest direct reserve calculation was approximately $18.3 million, and the highest direct reserve calculation was $21.3 million. Consequently, our loss reserves could differ depending on the particular method of calculation chosen.

     Changes in assumptions about future claim trends, and the cost of handling claims, could lead to significant increases and decreases in our loss reserves. When loss reserves are reduced, this is referred to as favorable development. If loss reserves are increased, the development is referred to as adverse or unfavorable.

     At December 31, 2004, approximately $7.5 million, or 38% of our direct reserves were case reserves, which are the loss reserves established when a claim is reported to us. Our provision for incurred but not reported claims ("IBNR", i.e., the event giving rise to the claim has allegedly occurred, but the claim has not been reported to us) was $7.6 million, or 39% of our direct reserves. The loss adjustment expense reserves, totaling $4.5 million, or 23% of direct reserves, recognize the cost of handling claims over the next 12 years while Physicians' loss reserves run off.

Over the past 3 years, the trends in open claims and claims paid have been:

                                                 Year Ended December 31,
                                          ------------------------------------
                                             2004         2003         2002
                                          ----------   ----------   ----------
Open claims at the start of the year              68          144          179
New claims reported during the year               11           22           24
Claims closed during the year                    -38          -98          -59
                                          ----------   ----------   ----------
Open claims at the end of the year                41           68          144
                                          ==========   ==========   ==========

Total claims closed during the year               38           98           59
Claims closed with no indemnity payment          -22          -91          -36
                                          ----------   ----------   ----------
Claims closed with an indemnity payment           16            7           23

Net indemnity payments                    $1,778,000   $3,048,000   $2,473,000
Net loss adjustment expense payments         898,000      912,000    1,072,000
                                          ----------   ----------   ----------
Total claims payments during the year     $2,676,000   $3,960,000   $3,545,000
                                          ==========   ==========   ==========
Average indemnity payment                 $  111,000   $  435,000   $  108,000

            PHYSICIANS INSURANCE COMPANY OF OHIO - CHANGE IN LOSS AND
                        LOSS ADJUSTMENT EXPENSE RESERVES

                                                                                 Year Ended December 31,
                                                                   --------------------------------------------------
                                                                         2004              2003             2002
                                                                   ---------------   ---------------   --------------
Beginning Reserves                                                 $  19.6 million   $ 30.3  million   $ 34.9 million
Loss & Loss Adjustment Expense Payments                               (2.7)            (4.0)             (3.6)
Re-estimation of Prior Year Loss Reserves                             (0.5)            (6.7)             (1.0)
                                                                   ---------------   ---------------   --------------
Net Medical Professional Liability Insurance Reserves              $  16.4 million   $ 19.6 million    $ 30.3 million
                                                                   ===============   ===============   ==============
Re-estimation as a percentage of undiscounted beginning reserves     - 2.5%          - 22.1%            - 2.9%
                                                                   ===============   ===============   ==============

     During 2004, our medical professional liability insurance claims reserves, net of reinsurance, decreased by $3.2 million, from $19.6 million to $16.4 million. Claims and loss adjustment expense payments for the year were approximately $2.7 million, accounting for 84% of the net decrease in reserves. During 2004, Physicians continued to experience favorable trends in the "severity" (size) of claims, and, to a lesser extent, the "frequency" (number) of claims. Consequently, independent actuarial analysis of Physicians' loss reserves concluded that Physicians' reserves against claims were greater than the actuary's projections of future claims payments. Reserves were reduced in 16 of Physicians' 20 accident years from 1976 until 1996, resulting in a net reduction of approximately $489,000, or 2.5% of reserves at the start of the year.

     The net reduction in reserves of approximately $489,000 was primarily due to a decrease in claims severity. Physicians reduced its reserve for IBNR claims by approximately $403,000, and decreased its provision for unallocated loss adjustment expense (which effectively recognizes the cost of handling Physicians' claims over the remaining run off) by $86,000.

     As shown in the table above, in 2004 Physicians made $1.8 million in net indemnity payments to close 16 cases, an average indemnity payment of $111,000 per case. Total claims payments in 2004 were less than anticipated, and the average indemnity payment returned to more typical levels than in 2003. At December 31, 2004, the average case reserve per open claim was approximately $181,000.

     There were no changes in key actuarial assumption in 2004. It should be noted that such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments -- either increases or decreases -- in future years. See "Critical Accounting Policies" and "Risk Factors."

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

     In 2003 Physicians made $3 million in net indemnity payments to close 7 cases, an average indemnity payment of $435,000 per case. Although total claims payments in 2003 were less than anticipated, the average indemnity payment was higher than in 2002 and our future projection, due to the mix of cases closed in 2003. There were no changes in key actuarial assumptions in 2003.

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

     Since it is almost nine years since Physicians wrote its last policy, and the direct IBNR claims reserve at December 31, 2004 is $11.8 million ($10.9 million net of reinsurance), it is conceivable that further favorable development could be recorded in future years if claims trends remain favorable, particularly claims severity. However, given that favorable development of $6.7 million was recognized in 2003 and $503,000 in 2004, there is less potential for favorable development in future years than there has been in the past. In addition, we caution (1) that claims can be reported until 2017, and (2) against over-emphasizing claims count statistics -- for example, the last claims to be resolved by a "run off" insurance company could be the most complex and the most severe.

CITATION INSURANCE COMPANY

PROPERTY AND CASUALTY INSURANCE LOSS RESERVES

     Citation went into "run off" from January 1, 2001. At December 31, 2004, after four years of "run off," Citation had $10.2 million in property and casualty insurance loss and loss adjustment expense reserves, after reinsurance.

     Approximately 99.5% of Citation's net property and casualty insurance reserves are related to one line of business, artisans/contractors liability insurance. The remaining 0.5% is comprised of commercial property and casualty insurance policies, all of which expired in 2001. As a general rule, based on state statutes of limitations, we believe that no new commercial property and casualty insurance claims can be filed in California and Arizona, although in these states claims filing periods may be extended in certain limited circumstances.

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

     Citation primarily insured subcontractors, and only rarely insured general contractors. A large percentage of the claims received in 2002, 2003, and 2004 related to Additional Insured Endorsements ("AIE"). In general, these represent claims from general contractors who were not direct policyholders of Citation's, but were named as insureds on policies issued to Citation's subcontractor policyholders. Most of Citation's subcontractor insureds are not initially named as defendants in construction defect law suits, but are drawn into litigation against general contractors, typically when the general contractor's legal expenses reach the limit of their own insurance policy. The courts have held that subcontractors who performed only a minor role in the construction can be held in on complicated litigation against general contractors. Accordingly, the cost of legal defenses can be as significant as claims payments. Typically, AIE claims are shared among more than one subcontractor and more than one insurance carrier. This reduces the expense to any one carrier, so AIE claims typically involve smaller claims payments than claims from actual policyholders.

     Although Citation wrote its last artisans/contractors policy in 1995 and the statuto of limitations in California is 10 years, this can be extended in some situations.

     Over the past 3 years, the trends in open claims and claims paid in the artisans/contractors line of business has been:

                                                             Year Ended December 31,
                                                             -----------------------
                                                                2004   2003   2002
                                                                ----   ----   ----
Open claims at the start of the year                             317    290    303
New claims reported during the year                              183    290    227
Claims closed during the year                                   -283   -263   -240
                                                                ----   ----   ----
Open claims at the end of the year                               217    317    290
                                                                ====   ====   ====

Total claims closed during the year                              283    263    240
Claims closed with no payment                                   -158   -106    -90
Claims closed with LAE payment only (no indemnity payment)       -39    -40    -40
                                                                ----   ----   ----
Claims closed with an indemnity payment                           86    117    110
                                                                ====   ====   ====

     Due to the long "tail" (i.e., period between the occurrence of the alleged event giving rise to the claim and the claim being reported to us) in the artisans/contractors line of business, it is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves. Our loss reserves are regularly reviewed, and certified annually by an independent actuarial firm, as required by California state law. The independent actuary analyzes past, current, and projected claims trends for all active accident years, using several forecasting methods. The appointed actuary believes this will result in more accurate reserve estimates than using a single method. We typically book our reserves to the actuary's best estimate.

     Changes in assumptions about future claim trends and the cost of handling claims can lead to significant increases and decreases in our property and casualty loss reserves. Due to the large number of claims received in the artisans/contractors line of business in 1997, 1998, and 1999, Citation was forced to increase its reserves in each of those years. In 2000 and 2001, reserve changes were less than 1% of beginning reserves. In 2002, primarily due to reduced severity of claims as described in preceding paragraphs, Citation reduced reserves by $889,000, representing a 4.6% change in beginning reserves. However, in 2003 Citation increased reserves by $847,000, or 5.8% of beginning reserves, primarily due to the increased number of new claims received (higher frequency). In 2004, we reduced reserves by $254,000, or 1.9% of beginning reserves, principally due to reduced severity of claims.

     There were no changes in key actuarial assumptions during 2002, 2003, and 2004. See "Critical Accounting Policies" and "Risk Factors."

     At December 31, 2004, Citation's net property and casualty reserves were carried at $10.2 million, approximately equal to the actuary's best estimate.

    CITATION INSURANCE COMPANY - PROPERTY & CASUALTY INSURANCE LOSS AND LOSS
                           ADJUSTMENT EXPENSE RESERVES

                  December 31, 2004   December 31, 2003   December 31, 2002
                  -----------------   -----------------   -----------------
Direct Reserves     $11.6 million       $14.8 million       $16.3 million
Ceded Reserves       (1.4)               (1.5)               (1.7)
                    -----               -----               -----
Net Reserves        $10.2 million       $13.3 million       $14.6 million
                    =====               =====               =====

     At December 31, 2004, $1.6 million of Citation's net property and casualty reserves (approximately 16%) were case reserves, $3.5 million represented provision for IBNR claims (33%), and the loss adjustment expense reserve was $5.1 million (51%).

     The change in Citation's reserves over the past 3 years has resulted from:

  CITATION INSURANCE COMPANY - CHANGE IN PROPERTY & CASUALTY INSURANCE LOSS AND
                        LOSS ADJUSTMENT EXPENSE RESERVES

                                                                               Year Ended December 31,
                                                                    ---------------------------------------------
                                                                         2004            2003            2002
                                                                    -------------   -------------   -------------
Beginning Reserves                                                  $13.3 million   $14.6 million   $19.2 million
Loss & Loss Adjustment Expense Payments                              (2.8)           (2.2)           (3.7)
Incurred Loss & Loss Adjustment Expense Payments For Current Year
Re-estimation of Prior Year Loss Reserves                            (0.3)            0.9            (0.9)
                                                                    -----           -----           -----
Net Property & Casualty Insurance Reserves                          $10.2 million   $13.3 million   $14.6 million
                                                                    =====           =====           =====
Re-estimation as a percentage of beginning reserves                 - 1.9%          + 5.8%          - 4.6%
                                                                    =====           =====           =====

     During 2004, Citation's property and casualty insurance claims reserves, net of reinsurance, decreased from $13.3 million to $10.2 million. Claims payments for the year were $2.8 million. Following actuarial analysis during 2004, Citation decreased loss reserves by $254,000 due to favorable development in the artisans/contractors book of business resulting from decreased claims severity.

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

     During 2002, Citation's property and casualty insurance claims reserves, net of reinsurance, decreased from $19.2 million to $14.6 million. Claims payments for the year were $3.7 million, accounting for approximately 80% of the net decrease in reserves during 2002. Actuarial analysis of Citation's loss reserves as of December 31, 2002 showed a redundancy in the carried reserves of Citation, which we reduced during 2002 by $889,000. The reserve redundancy reflected a reduction in the "severity" (size) of claims.

     It should be noted that such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments--either increases or decreases--in future years.

WORKERS' COMPENSATION LOSS RESERVES

     Until 1997, Citation was a direct writer of workers' compensation insurance in California, Arizona, and Nevada. In 1997, Citation reinsured 100% of its workers' compensation business with a subsidiary, Citation National Insurance Company ("CNIC"), and sold CNIC to Fremont Indemnity Company ("Fremont"). As part of the sale of CNIC, all assets and liabilities, including the assets which corresponded to the workers' compensation reserves reinsured with CNIC, and all records, computer systems, policy files, and reinsurance arrangements were transferred to Fremont. Fremont merged CNIC into Fremont, and administered and paid all of the workers' compensation claims which had been sold to it. From 1997 until the second quarter of 2003, Citation booked the losses reported by Fremont but recorded an equal and offsetting reinsurance recoverable from Fremont (as an admitted reinsurer) for all losses and loss adjustment expenses. This resulted in no net impact on Citation's reserves and financial statements.

     On July 2, 2003, the California Superior Court placed Fremont in liquidation. Since Fremont is in liquidation, it was no longer an admitted reinsurance company under the statutory basis of insurance accounting. Consequently, Citation reversed the reinsurance recoverable from Fremont of approximately $7.5 million in its financial statements prepared on both the statutory basis and GAAP basis in the second quarter of 2003.

     In June 2004, Citation filed litigation to recover its workers' compensation trust deposits held by Fremont prior to the liquidation, in the amount of $7.1 million. In September 2004, the court ruled against Citation. Considering the potential cost and apparent limited prospect of obtaining relief, Citation decided not to appeal.

     Workers' compensation has been a problematic line of business for all insurers who offered this type of coverage in California during the 1990's. We believe that this is primarily due to claims costs escalating at a greater than anticipated rate, in particular for medical care.

     The nature of this line of business is that we receive a relatively small number (low frequency) of relatively large (high severity) claims. Although the last of Citation's workers' compensation policies expired in 1998, new workers' compensation claims can still be filed for events which allegedly occurred during the term of the policy. The state statute of limitations is 10 years, but claims filing periods may be extended in some circumstances. At December 31, 2004, Citation had 227 open workers' compensation claims. Although the total number of open claims was unchanged from 227 at December 31, 2003, 17 claims were closed during the year, which was offset by an additional 17 claims being allocated to Citation from the Fremont liquidation. Few new claims have been filed in the past 3 years. Since Citation ceased writing workers' compensation coverage 6 years ago, most of the claims which are still open tend to be severe, and likely to lead to claims payments for a prolonged period of time.

     At December 31, 2004, Citation had workers' compensation reserves of $24.8 million before reinsurance, and $12.1 million after reinsurance. Citation purchased excess reinsurance to limit its potential losses in this line of business. In general, we have retained the risk on the first $150,000 to $250,000 per claim. The workers' compensation reserves are reinsured with General Reinsurance, a subsidiary of Berkshire Hathaway, Inc.

   CITATION INSURANCE COMPANY - WORKERS' COMPENSATION LOSS AND LOSS ADJUSTMENT
                                EXPENSE RESERVES

                  December 31, 2004   December 31, 2003
                  -----------------   -----------------
Direct Reserves     $24.8 million       $22.4 million
Ceded Reserves      (12.7)              (11.9)
                    -----               -----
Net Reserves        $12.1 million       $10.5 million
                    =====               =====

     It is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves in the workers' compensation line of business due to:

- the long "tail" (i.e., period between the occurrence of the alleged event giving rise to the claim and the claim being reported to us); and

-    the extended period over which policy benefits are paid.

Our workers' compensation loss reserves were reviewed at December 31, 2004 by an independent actuary who issues an opinion annually, as required by California state law. The independent actuary analyzes past, current, and projected claims trends for all active accident years, using several forecasting methods. The appointed actuary believes this will result in more accurate reserve estimates than using a single method. Our reserves are typically booked at close to the actuary's best estimate. Until 2003, we booked the direct reserves and an equal offsetting reinsurance recoverable based on reports provided by Fremont.

     Changes in assumptions about future trends in claims and the cost of handling claims can lead to significant increases and decreases in our loss reserves.

     Following independent actuarial analysis at September 30, 2004 and December 31, 2004, Citation increased its workers' compensation net loss reserves by $1.2 million, or approximately 11.4% of $10.5 million in net reserves at the start of 2004. This adverse development was primarily due to an increase in projected medical care costs. There can be no assurance that our workers' compensation reserves will not develop adversely in the future, particularly if medical care costs continue to inflate.

     When the Fremont reinsurance recoverable was reversed after Fremont went into liquidation in 2003, our workers' compensation reserves were approximately $7.5 million. Following independent actuarial analysis at September 30, 2003 and December 31, 2003, Citation increased its workers' compensation net loss reserves by $3 million, or approximately 39.9% of the initial $7.5 million in reserves. This adverse development was primarily as a result of setting reserves at a more realistic level than Fremont had previously carried them based on management and actuarial review and assessment of claims files after Fremont had been placed in liquidation.

     The change in Citation's workers' compensation reserves during 2003 and 2004 resulted from:

   CITATION INSURANCE COMPANY - CHANGE IN WORKERS' COMPENSATION LOSS AND LOSS
                           ADJUSTMENT EXPENSE RESERVES

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                    2004             2003
                                                               --------------   --------------
Beginning Net Reserves                                         $ 10.5 million   $  0.0 million
Reversal of reinsurance recoverable from Fremont                                   7.5
                                                               ------           ------
Adjusted Beginning Net Reserves                                $ 10.5 million   $  7.5 million
Liability for Loss and Loss Adjustment Expense payments           0.4
Re-estimation of Prior Year Loss Reserves                         1.2              3.0
                                                               ------           ------
Net Workers' Compensation Insurance Reserves                   $ 12.1 million   $ 10.5 million
                                                               ======           ======

Re-estimation as a percentage of adjusted beginning reserves    +11.4%           +39.9%

     There were no changes in key actuarial assumptions during 2003 and 2004. It should be noted that such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments--either increases or decreases--in future years. See "Critical Accounting Policies" and "Risk Factors."

     At December 31, 2004, Citation's net workers' compensation reserves were carried at $12.1 million, approximately equal to the actuary's best estimate. Approximately $3.7 million of Citation's net workers' compensation reserves (30%) were case reserves, $5.5 million represented provision for IBNR claims (45%), and the unallocated loss adjustment expense reserve was $2.9 million (25%).

     Until September 30, 2004, the workers' compensation claims were handled by Fremont and the California Insurance Guarantee Association. Since then, the workers' compensation claims have been handled by a third-party administrator on Citation's behalf.

                             HYPERFEED TECHNOLOGIES

     During 2003, HyperFeed continued to restructure its operations, which culminated in the sale of two business units:

- in June 2003, HyperFeed sold its retail trading business, PCQuote.com, for approximately $370,000; and

- in November 2003, HyperFeed sold its consolidated market data feed service contracts for $8.5 million. HyperFeed recorded a gain on the sale of $6.6 million in 2003.

     Through these disposals, HyperFeed exited two low margin businesses, and replaced the business with revenues from providing products and services to the purchasers. In addition, the sale of the businesses reduced HyperFeed's operating expenses.

     Now, HyperFeed is purely a developer and provider of software, ticker plant technologies, and managed services to the financial markets industry.

     During 2004, HyperFeed's revenues increased, and its net losses narrowed, each quarter. The net losses recorded were $2.2 million in the first quarter, $1.7 million in the second quarter, $663,000 in the third quarter, and $354,000 in the fourth quarter.

     At December 31, 2004, HyperFeed had $194,000 in cash and cash equivalents, and $465,000 in borrowings. PICO has extended a $1.5 million secured convertible promissory note to HyperFeed. This note was not drawn upon at December 31, 2004; however, $575,000 was drawn in February 2005.

     For more detail on HyperFeed's operations, financial condition, and prospects, please refer to HyperFeed's Annual Report on Form 10-K, which will be filed with the SEC on or before March 31, 2005. The contents of HyperFeed's 10-K are not incorporated into this 10-K.

CRITICAL ACCOUNTING POLICIES

     PICO's principal assets and activities comprise:

-    Vidler and Nevada Land's land, water rights, and water storage operations;

- the "run off" of property and casualty insurance, workers' compensation, and medical professional liability insurance loss reserves;

-    business acquisitions and financing; and

-    HyperFeed Technologies.

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

     At December 31, 2004, the loss reserves, net of reinsurance, of our two insurance subsidiaries were:

-    Citation, $22.3 million; and

- Physicians, $16.4 million. Physicians wrote its last policy in 1995. However, under current law, claims can be made until 2017 for events which allegedly occurred during the periods when we provided insurance coverage to medical professionals.

     Our medical professional liability insurance reserves are certified annually by an independent actuary, as required by Ohio insurance law. Actuarial estimates of our future claims obligations have been volatile. Reserves were reduced by $503,000 in 2004, $6.7 million in 2003, $1 million in 2002, and $10.6 million in 2001, after independent actuarial studies concluded that Physicians' claims reserves were greater than projected claims payments. There can be no assurance that our claims reserves are adequate and that there will not be reserve increases or decreases in the future.

     Citation's loss reserves are reviewed regularly, and certified annually by an independent actuarial firm, as required by California insurance law.

     In addition, we have to make judgments about the recoverability of reinsurance owed to us on direct claims reserves. In making this assessment, we carefully review the creditworthiness of reinsurers, as well as relying on schedules in statutory filings with state Departments of Insurance which show separate deposits held as assets for the benefit of reinsureds.

     As discussed on preceding pages in the "Insurance Operations in Run Off" section of Item 7, during 2003 we booked a reversal of reinsurance recoverable of approximately $7.5 million from Fremont Indemnity Company, which fully reserved against the reinsurance recoverable from Fremont.

     See "Insurance Operations In Run Off" and "Regulatory Insurance Disclosure" in Item 7.

     2. CARRYING VALUE OF LONG-LIVED ASSETS

     Our principal long-lived assets are land, water rights, and interests in water storage operations owned by Vidler, and land at Nevada Land. At December 31, 2004, the total carrying value of land, water rights, and interests in water storage assets was $110.7 million, or 31% of PICO's total assets.

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

     In our water rights and water storage business, we develop some projects and assets from scratch. This can require cash outflows (e.g., to drill wells to prove that water is available) in situations where there is no guarantee that the project will ultimately be commercially viable. If we determine that it is probable that the project will be commercially viable, the costs of developing the asset are capitalized (i.e., recorded as an asset in our balance sheet, rather than being charged as an expense). If the project ends up being viable, in the case of a sale, the capitalized costs are included in the cost of land and water rights sold and applied against the purchase price. In the case of a lease transaction, or when the asset is fully developed and ready for use, the capitalized costs are amortized (i.e., charged as an expense in our income statement) and match any related revenues.

     If we determine that the carrying value of an asset cannot be justified by the forecast future cash flows of that asset, the carrying value of the asset is written down to fair value immediately, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets."

     3. ACCOUNTING FOR INVESTMENTS AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     At December 31, 2004, PICO and its subsidiaries held equities with a carrying value of approximately $143 million. These holdings are primarily small-capitalization value stocks listed in the U.S., Switzerland, New Zealand, and Australia. Depending on the circumstances, and our judgment about the level of our involvement with the investee company, we apply one of two accounting policies.

     In the case of most holdings, we apply SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this method, the investment is carried at market value in our balance sheet, with unrealized gains or losses being included in shareholders' equity, and the only income recorded being from dividends.

     In the case of investments where we have the ability to exercise significant influence over the company we have invested in, we apply the equity method under Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

     The application of the equity method (APB No. 18) to an investment may result in a different outcome in our financial statements than market value accounting (SFAS No. 115). The most significant difference between the two policies is that, under the equity method, we include our proportionate share of the investee's earnings or losses in our statement of operations, and dividends received are used to reduce the carrying value of the investment in our balance sheet. Under market value accounting, the only income recorded is from dividends received.

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

     In a subsequent quarterly review, if we conclude that an unrealized loss previously determined to be temporary is other-than-temporary, an impairment loss will be recorded. The other-than-temporary impairment charge will have no impact on shareholders' equity or book value per share, as the decline in market value will already have been recorded through shareholders' equity. However, there will be an impact on reported income before and after tax and on our earnings per share, due to recognition of the unrealized loss and related tax effects. When a charge for other-than-temporary impairment is recorded, our basis in the security is decreased. Consequently, if the market value of the security later recovers and we sell the security, a correspondingly greater gain will be recorded in the statement of operations.

     These accounting treatments for investments and investments in unconsolidated affiliates add volatility to our statements of operations.

     4. REVENUE RECOGNITION

     We recognize revenue on the sale of real estate and water rights based on the guidance of FASB No. 66, "Accounting for Sales of Real Estate". Specifically, we recognize revenue when:

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

     Unless all of these conditions are met, we use the deposit method of accounting. Under the deposit method of accounting, until the conditions to fully recognize a sale are met, payments received from the buyer are recorded as liabilities and no gain is recognized

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

SHAREHOLDERS' EQUITY

     At December 31, 2004, PICO had shareholders' equity of $239.9 million ($19.40 per share), compared to $229.2 million ($18.52 per share) at the end of 2003, and $221 million ($17.86 per share) at the end of 2002. Book value per share increased 4.8% in 2004, compared to increases of 3.7% in 2003, and 6.2% in 2002.

     The principal factors leading to the $10.7 million increase in shareholders' equity during 2004 were the net increases of $21.1 million in unrealized appreciation in investments and $374,000 in foreign currency translation. These factors were partially offset by the $10.6 million net loss and a $121,000 increase in treasury stock due to the purchase of PICO shares in deferred compensation plans for directors.

BALANCE SHEET

     Total assets at December 31, 2004 were $354.6 million, compared to $330.9 million at December 31, 2003. During 2004, total assets increased by $23.7 million, principally due to a $46.6 million increase in equity securities, which was partially offset by a $13.1 million decrease in fixed-income securities and a $6.9 million reduction in cash. Approximately 75% of the $46.6 million year over year increase in equity securities is attributable to an increase in the market value of equity securities during 2004, and the balance is due to net new purchases of stocks.

     At December 31, 2004, on a consolidated basis, available for sale equity securities showed a net unrealized gain of $41.5 million after tax. This total consists of approximately $41.6 million in gains, partially offset by $73,000 in losses.

     Total liabilities at December 31, 2004 were $112.4 million, compared to $95.9 million at December 31, 2003. During 2004, total liabilities increased by $16.5 million, primarily due to a $9.8 million increase in liabilities related to the PICO Holdings, Inc. Stock Appreciation Rights ("SAR") Program, and a $9.2 million increase in deferred tax liabilities. See "Business Acquisitions and Financing" segment analysis later in Item 7, and Note 7 of Notes to the Consolidated Financial Statements, "Federal, Foreign and State Income Tax."

NET INCOME

     PICO reported a net loss of $10.6 million, or $0.85 per share in 2004, compared to a net loss of $3.2 million, or $0.26 per share in 2003, and net income of $5.9 million, or $0.48 per diluted share in 2002.

2004

     The net loss of $10.6 million, or $0.85 per share, consisted of:

- a $16.9 million loss before taxes and minority interest from continuing operations; which was partially offset by

-    a $3 million income tax benefit;

- the add-back of $3.2 million in minority interest, which reflects the interest of outside shareholders in the net losses of subsidiaries which are less than 100%-owned by PICO (principally HyperFeed); and

-    income from discontinued operations of $78,000 after tax.

     The $3 million tax benefit for 2004 consists of several items, which are detailed in Note 7 of Notes to the Consolidated Financial Statements, "Federal, Foreign and State Income Tax."

2003

     The net loss of $3.2 million, or $0.26 per share, consisted of:

- a $13.8 million loss before taxes and minority interest from continuing operations; and

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

     Over the past three years, PICO has recorded:

- comprehensive income of $10.9 million in 2004, primarily consisting of net increases of $21.1 million in net unrealized appreciation in investments and $374,000 in foreign currency translation, which were partially offset by the $10.6 million net loss;

- comprehensive income of $8.2 million in 2003, primarily consisting of net increases of $10.9 million in net unrealized appreciation in investments and $570,000 in foreign currency translation, which were partially offset by the $3.2 million net loss; and

- comprehensive income of $13 million in 2002, primarily consisting of the $5.9 million net income and movements of $4.5 million in net unrealized appreciation in investments and $2.6 million in foreign currency translation.

OPERATING REVENUES

                                              YEAR ENDED DECEMBER 31,
                                      ---------------------------------------
                                          2004          2003          2002
                                      -----------   -----------   -----------
Vidler Water Company                  $ 1,964,000   $16,816,000   $13,777,000
Nevada Land & Resource Company         11,560,000     5,889,000     4,414,000
Business Acquisitions and Financing     2,852,000     5,549,000     8,458,000
Insurance Operations in Run Off         5,747,000     3,245,000     2,625,000
HyperFeed Technologies                  6,004,000     1,379,000
                                      -----------   -----------   -----------
   Total Revenues                     $28,127,000   $32,878,000   $29,274,000
                                      ===========   ===========   ===========

     In 2004, total revenues were $28.1 million, compared to $32.9 million in 2003, and $29.3 million in 2002. Revenues decreased by $4.8 million year over year in 2004, and increased by $3.6 million year over year in 2003.

     Total expenses in 2004 were $45 million, compared to $46.2 million in 2003, and $24.4 million in 2002. In 2004, the largest expense item was SAR expense of $9.9 million, consisting of a $9.8 million increase in SAR liability resulting from a 32.6% increase in the PICO stock price during 2004, and approximately $113,000 in payments on SAR exercised. In the preceding two years, the largest expense item was the cost of land and water rights sold -- $12.6 million in 2003, and $9.7 million in 2002. See "Business Acquisitions and Financing" segment analysis later in Item 7.

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                          2004           2003           2002
                                      ------------   ------------   -----------
Vidler Water Company                  $ (5,701,000)  $   (543,000)  $  (897,000)
Nevada Land & Resource Company           5,290,000      2,004,000       484,000
Business Acquisitions and Financing    (15,156,000)    (8,112,000)   (1,181,000)
Insurance Operations in Run Off          4,060,000     (2,902,000)    4,300,000
HyperFeed Technologies                  (5,390,000)    (4,225,000)
                                      ------------   ------------   -----------
   Income (Loss) Before Taxes and
      Minority Interest               $(16,897,000)  $(13,778,000)  $ 2,706,000
                                      ============   ============   ===========

     The principal items in the $16.9 million loss before taxes and minority interest in 2004 were:

- Vidler incurred a $5.7 million loss on $2 million in revenues. Vidler did not close on any significant sales of water rights or land and related assets in 2004, however Vidler incurred on-going operating expenses and the costs of developing water assets which will not be monetized until future years;

- income of $5.3 million from Nevada Land on revenues of $11.6 million, which included $10.5 million in revenues from the sale of land;

- a $15.2 million loss from Business Acquisitions and Financing, which included a $9.9 million SAR expense;

- income of $4.1 million from Insurance Operations in Run Off, consisting of profits of $3.4 million from Physicians and $643,000 from Citation. Segment income was boosted by $3 million in realized gains on the sale of investments; and

-    a $5.4 million loss from the continuing operations of HyperFeed.

                           VIDLER WATER COMPANY, INC.

                                                    YEAR ENDED DECEMBER 31,
                                           -----------------------------------------
                                               2004          2003           2002
                                           -----------   ------------   ------------
REVENUES:
Sale of Real Estate & Water Assets         $   408,000   $ 15,360,000   $ 12,118,000
Lease of Agricultural Land                     485,000        703,000        690,000
Interest                                       471,000         80,000        107,000
Other                                          600,000        673,000        862,000
                                           -----------   ------------   ------------
Segment Total Revenues                     $ 1,964,000   $ 16,816,000   $ 13,777,000
                                           ===========   ============   ============

EXPENSES:
Cost of Real Estate & Water Assets            (240,000)   (10,682,000)    (8,465,000)
Commission and Other Cost of Sales                           (601,000)      (515,000)
Depreciation & Amortization                 (1,184,000)    (1,020,000)      (953,000)
Interest                                      (403,000)      (431,000)      (496,000)
Overhead                                    (1,574,000)    (1,400,000)    (1,233,000)
Project Expenses                            (4,264,000)    (3,225,000)    (3,012,000)
                                           -----------   ------------   ------------
Segment Total Expenses                     $(7,665,000)  $(17,359,000)  $(14,674,000)
                                           ===========   ============   ============

                                           -----------   ------------   ------------
LOSS BEFORE TAX                            $(5,701,000)  $   (543,000)  $   (897,000)
                                           ===========   ============   ============

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

     Vidler generated total revenues of $2 million in 2004, compared to $16.8 million in 2003 and $13.8 million in 2002.

     In 2004, Vidler did not close on any significant sales of water rights and land; however, revenues of $408,000 and gross margin of $168,000 were generated from the sale of water rights in Colorado.

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

     Other Revenues include lease income from water rights in Colorado and various revenues from properties farmed by Vidler (e.g., sales of hay and cattle).

     In 2004, interest revenue was $471,000, which was significantly higher than in previous years due to interest earned on notes receivable resulting from the sale of land and water rights at West Wendover and Big Springs Ranch in 2003.

     A principal payment on the West Wendover note was not made as scheduled on September 30, 2004. Further payments of $1.2 million were received in the fourth quarter of 2004. We are currently negotiating repayment of the remaining principal, which was approximately $2.7 million at December 31, 2004, in 2005 and 2006. The debt is secured by a first Deed of Trust on the property at West Wendover. The lands were sold for $12 million, and the buyer has outlaid approximately $10 million for the down payment and subsequent principal repayments.

     The Big Springs Ranch note was scheduled to be fully repaid in 2004; however $250,000 in principal was outstanding at December 31, 2004. Full payment is expected in 2005.

     Total segment expenses, including the cost of water rights and other assets sold, were $7.7 million in 2004, $17.4 million in 2003, and $14.7 million in 2002. However, excluding the cost of water rights and other assets sold and related selling costs, segment operating expenses were $7.4 million in 2004, $6.1 million in 2003, and $5.7 million in 2002.

     To increase transparency, the line "Operations, Maintenance, and Other Expenses" reported in previous years is now broken into two components, Overhead Expenses and Project Expenses.

     Overhead Expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees. Overhead Expenses were $1.6 million in 2004, $1.4 million in 2003, and $1.2 million in 2002.

     Project Expenses consist of costs related to (1) the development of water resources which do not meet the criteria to be capitalized (recorded as assets); and (2) the development and maintenance of existing water resources, such as repairs & maintenance, property taxes, and professional fees. Project Expenses are recorded as expenses are incurred, and fluctuate from period to period depending on activity regarding Vidler's various water resource projects. Project Expenses were $4.3 million in 2004, $3.2 million in 2003, and $3 million in 2002. Project expenses principally relate to:

-    the operation and maintenance of the Vidler Arizona Recharge Facility;

- the development of water rights in the Tule Desert groundwater basin (part of the Lincoln County agreement);

- the utilization of water rights at Fish Springs Ranch as future municipal water supply for the north valleys of the Reno, Nevada area; and

- the operation of Fish Springs Ranch, and maintenance of the associated water rights.

     In 2004, segment operating expenses (i.e., all expenses other than cost of sales and related selling expenses) were $1.3 million higher than in 2003, principally due to a $1 million increase in project expenses.

     In 2003, segment operating expenses were $383,000 higher than in 2002, principally due to increases of $213,000 in project expenses, and $167,000 in overhead.

     Vidler recorded a segment loss of $5.7 million in 2004, compared to segment losses of $543,000 in 2003 and $897,000 in 2002.

     The 2004 segment loss was $5.2 million greater than in 2003, primarily as a result of a $3.9 million decrease in the gross margin from the sale of land and water rights and a $1.3 million increase in segment operating expenses year over year.

     The 2003 segment loss was $354,000 less than in 2002. The narrower loss resulted from a $940,000 increase in the gross margin from the sale of land and water rights, which was partially offset by a $203,000 decrease in other revenues and a $383,000 increase in segment operating expenses.

                       NEVADA LAND & RESOURCE COMPANY, LLC

                                             YEAR ENDED DECEMBER 31,
                                     ---------------------------------------
                                         2004          2003          2002
                                     -----------   -----------   -----------
REVENUES:
Sale of Land                         $10,472,000   $ 4,141,000   $ 2,843,000
Sale of Water Rights                                   250,000       270,000
Lease and Royalty                        611,000       695,000       721,000
Interest and Other                       477,000       803,000       580,000
                                     -----------   -----------   -----------
Segment Total Revenues               $11,560,000   $ 5,889,000   $ 4,414,000
                                     ===========   ===========   ===========
EXPENSES:
Cost of Land and Water Rights Sold    (4,257,000)   (1,968,000)   (1,275,000)
Operating Expenses                    (2,013,000)   (1,917,000)   (2,655,000)
                                     -----------   -----------   -----------
Segment Total Expenses               $(6,270,000)  $(3,885,000)  $(3,930,000)
                                     ===========   ===========   ===========
INCOME BEFORE TAX                    $ 5,290,000   $ 2,004,000   $   484,000
                                     ===========   ===========   ===========

     Nevada Land generated revenues of $11.6 million in 2004, compared to $5.9 million in 2003, and $4.4 million in 2002.

     In each of the past 3 years, land sales have been the largest contributor to revenues in this segment. It can take a year or more to complete a land sale transaction, the timing of land sales is unpredictable, and historically the level of land sales has fluctuated from year to year. Accordingly, it should not be assumed that the higher level of sales in 2004 can be maintained. In 2004, Nevada Land recorded revenues of $10.5 million from the sale of 120,683 acres of land. In 2003, Nevada Land recorded revenues of $4.1 million from the sale of 75,131 acres of land, compared to $2.8 million in revenues from the sale of 28,451 acres of land in 2002. Nevada Land also generated revenues from the sale of water rights of $250,000 in 2003, and $270,000 in 2002.

     Lease and royalty income amounted to $611,000 in 2004, compared to $695,000 in 2003, and $721,000 in 2002. Most of this revenue comes from land leases, principally for grazing, agricultural, communications, and easements.

     Interest and other revenues contributed $477,000 in 2004, compared to $803,000 in 2003 and $580,000 in 2002.

     After deducting the cost of land sold, the gross margin on land sales was $6.2 million in 2004, $2.2 million in 2003, and $1.7 million in 2002. This represented a gross margin percentage of 59.3% in 2004, 54.3% in 2003, and 59.6% in 2002.

     Segment operating expenses were $2 million in 2004, $1.9 million in 2003, and $2.7 million in 2002. Segment operating expenses were unusually high in 2002 due to approximately $900,000 in legal and other expenses related to land development issues.

     Nevada Land recorded income of $5.3 million in 2004, compared to $2 million in 2003, and $484,000 in 2002.

     The $3.3 million increase in segment income from 2003 to 2004 is principally attributable to a $4 million increase in gross margin on land sales year over year, partially offset by a reduction of $660,000 in all other revenue items and a $96,000 increase in operating expenses. Segment income increased $1.5 million from 2002 to 2003, primarily due to a $553,000 increase in gross margin on land sales year over year, and the unusually high expenses of approximately $900,000 in 2002, which did not recur in 2003.

     Not only were land sales in 2004 significantly higher in previous years, but Nevada Land provided partial financing for almost 60% of land sales in 2004, as opposed to approximately 28% of cumulative land sales in the preceding years. Consequently, we anticipate that interest income generated from land sales receivables will make a greater contribution to segment revenues and income in 2005 than in previous years.

                       BUSINESS ACQUISITIONS AND FINANCING

                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                            2004           2003           2002
                                                        ------------   ------------   -----------
BUSINESS ACQUISITIONS & FINANCING REVENUES (CHARGES):
Realized Gains (Losses):
   On Sale or Impairment of Holdings                    $    840,000   $  1,707,000   $ 3,419,000
   SFAS No. 133 Change In Warrants                          (556,000)       461,000       402,000
Investment Income                                          2,088,000      2,092,000     2,512,000
Other                                                        480,000      1,289,000     2,125,000
                                                        ------------   ------------   -----------
Segment Total Revenues (Charges)                        $  2,852,000   $  5,549,000   $ 8,458,000
                                                        ============   ============   ===========

SEGMENT TOTAL EXPENSES                                   (18,008,000)   (13,096,000)   (7,431,000)
                                                        ------------   ------------   -----------
INCOME (LOSS) BEFORE INVESTEES' INCOME ( LOSS)          $(15,156,000)  $ (7,547,000)  $ 1,027,000

Equity Share of Investees' Net (Loss)                                      (565,000)   (2,208,000)
                                                        ------------   ------------   -----------
(LOSS) BEFORE TAXES                                     $(15,156,000)  $ (8,112,000)  $(1,181,000)
                                                        ============   ============   ===========

     The Business Acquisitions and Financing segment recorded revenues of $2.9 million in 2004, compared to $5.5 million in 2003 and $8.5 million in 2002. Revenues in this segment vary considerably from year to year, primarily due to fluctuations in net realized gains or losses on the sale or impairment of holdings. We do not sell holdings on a regular basis. A holding may be sold if the price of a security has significantly exceeded our target, or if there have been changes which we believe limit further appreciation potential on a risk-adjusted basis. Consequently, the amount of net realized gains or losses recognized during any accounting period has no predictive value. In addition, in this segment various income items relate to specific investments held during a particular accounting period. Since investments change over time, results in this segment are not necessarily comparable from year to year.

     In 2004, net realized gains were $284,000. Net realized gains on the sale or impairment of holdings were $840,000. This primarily represented realized gains of $1.4 million on the sale of Keweenaw Land Association Limited and $1 million on the sale of two unrelated foreign stocks, which were largely offset by charges of $1.3 million for other-than-temporary impairment of our holding in Accu Holding AG during 2004, and $547,000 for impairment of our holding in SIHL during 2004. In addition, a $556,000 charge to reduce the carrying value of our HyperFeed warrants to zero, was recorded as a realized loss in accordance with Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities"

     In 2003, net realized gains of $2.2 million were recorded. This primarily represented $1.7 million in realized gains on the sale of two unrelated foreign stocks. In addition, as explained in the following paragraphs, a $1.1 million realized gain on the sale of most of our holding in MC Shipping, Inc. was offset by $1.1 million in charges for other-than-temporary impairment of our holdings in Accu Holding AG and SIHL, which reflected a decline in the market value of those securities during 2003. Finally, SFAS No. 133 income was $461,000, primarily representing an increase in the estimated fair value of HyperFeed warrants during 2003.

     In 2002, a net realized gain of $3.4 million was recognized. This principally consisted of:

- a $7.8 million gain on the sale of our common shares in AOG; which was partially offset by

- a $1.6 million charge for other-than-temporary impairment of our investment in SIHL;

- a $2.2 million charge for other-than-temporary impairment of our investment in Accu Holding; and

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

     It should be noted that:

- charges for other-than-temporary impairments do not affect book value per share, as the after-tax decline in the market value of investments carried under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," is already reflected in shareholders' equity in our balance sheet; and

- the carrying (book) value of the holding does not change. The impairment simply reclassifies the decline from an unrealized decrease in shareholders' equity to a realized loss in the consolidated statement of operations.

     The written-down value becomes our new basis in the investment. In future accounting periods, unrealized gains or losses from that level will be recorded in shareholders' equity, and when the investment is sold a realized gain or loss from that level will be recorded in the statement of operations. For example, during 2003 and 2004 we sold our holding in MC Shipping, Inc. Although this resulted in realized gains of $1.3 million under GAAP in 2003 and 2004, the gains only recovered part of a charge for other-than-temporary impairment of this holding recorded in 1998.

     In this segment, investment income includes interest on cash and short-term fixed-income securities, and dividends from partially owned businesses. Investment income totaled $2.1 million in 2004, $2.1 million in 2003, and $2.5 million in 2002. Investment income fluctuates depending on the level of cash and temporary investments, the level of interest rates, and the dividends paid by partially owned businesses.

     PICO's equity share of investees' income (loss) represents our proportionate share of the net income (loss) and other events affecting equity in the investments which we carry under the equity method, less any dividends received from those investments. We did not carry any investments under the equity method in 2004. Our equity share of investees' losses, principally HyperFeed, was $565,000 in 2003 and $2.2 million in 2002.

     Segment expenses were $18 million in 2004, $13.1 million in 2003, and $7.4 million in 2002. The principal expenses recognized in this segment are PICO's corporate overhead, and the U.S. dollar change in value of a Swiss franc inter-company loan.

     The Business Acquisitions And Financing segment produced pre-tax losses of $15.2 million in 2004, $8.1 million in 2003, and $1.2 million in 2002.

     In 2004, the segment loss consists of investment income of $2.1 million and a total of $764,000 in realized gains and other revenues, which were more than offset by segment expenses of $18 million. Segment expenses include $9.9 million related to the PICO Holdings, Inc. 2003 Stock Appreciation Rights ("SAR") Program, the accrual of $1.7 million in incentive compensation, other parent company overhead of $6.6 million, $385,000 in interest expense on our Swiss Franc borrowings, and $1.5 million in SISCOM expenses. SISCOM ceased operations in January 2005, so we expect that SISCOM expenses should be minimal in 2005 and eliminated in future years. Segment expenses were reduced by a $2.1 million benefit resulting from the effect of appreciation in the Swiss Franc on an inter-company loan during 2004.

     During 2003, the Company's shareholders approved the PICO Holdings, Inc. 2003 SAR Program, which replaced the stock option and call option programs previously in place. The change in the "in the money" amount (i.e., the difference between the market value of PICO stock and the exercise price of the
SAR) of SAR outstanding during each accounting period is recorded through the consolidated statements of operations. An increase in the "in the money" amount of SAR (i.e., if the price of PICO stock rises during the accounting period) is recorded as an expense, and a decrease in the "in the money" amount of SAR (if the price of PICO stock declines) will be recorded as a reduction in expenses. In 2004, SAR expense was $9.9 million, consisting of a $9.8 million increase in SAR liability, and $113,000 in payments on the exercise of SAR. The increase in SAR liability resulted from a $5.10 per share (32%) increase in the PICO stock price during 2004, which represented an increase of approximately $63.1 million in PICO's equity market capitalization. See "Equity Compensation Plan Information" in Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters."

     Our interests in Swiss public companies are held by Global Equity SA, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity SA's funding comes from a loan from PICO, which is denominated in Swiss Francs. During accounting periods when the Swiss Franc appreciates relative to the US dollar -- such as 2002, 2003, and 2004 -- under GAAP we are required to record a benefit through the statement of operations to reflect the fact that Global Equity SA owes PICO more US dollars. In Global Equity SA's financial statements, an equivalent debit is included in the foreign currency translation component of shareholders' equity (since it owes PICO more dollars); however, this does not go through the statement of operations. During accounting periods when the Swiss Franc depreciates relative to the US dollar, opposite entries are made and an expense is recorded in the statement of operations. Accordingly, we were required to record a benefit of $2.1 million before tax in our statement of operations in 2004, even though there was no net impact on shareholders' equity, before any related tax effects.

     In 2003, the segment loss consists of the $2.2 million net realized investment gains, investment income of $2.1 million, and other revenues of $1.3 million, which were more than offset by the $565,000 equity share of investees' losses and segment expenses of $13.1 million. Segment expenses include $6 million related to the SAR Program, the accrual of $1.3 million in incentive compensation, other parent company overhead of $6.6 million, and $1.5 million in SISCOM expenses. The $6 million SAR expense consisted of a $3.5 million charge on the initial adoption of the SAR program in July 2003, and a $2.5 million expense to record the increase in the "in the money" amount of SAR during the period from July 17, 2003 through the end of 2003. Segment expenses were reduced by a $2.3 million benefit resulting from the effect of appreciation in the Swiss Franc on an inter-company loan during 2003.

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

                         INSURANCE OPERATIONS IN RUN OFF

                                                              YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                          2004          2003           2002
                                                      -----------   ------------   ----------
REVENUES (CHARGES):
Net Investment Income                                 $ 2,765,000   $  2,680,000   $2,269,000
Realized Gains On Sale or Impairment of Investments     2,982,000        562,000      387,000
Earned Premiums                                                                       (42,000)
Other                                                                      3,000       11,000
                                                      -----------   ------------   ----------
Segment Total Revenues                                $ 5,747,000   $  3,245,000   $2,625,000
                                                      ===========   ============   ==========
EXPENSES:
Underwriting (Expenses) / Recoveries                   (1,687,000)    (6,147,000)   1,675,000
                                                      -----------   ------------   ----------
Segment Total Expenses                                $(1,687,000)  $ (6,147,000)  $1,675,000
                                                      ===========   ============   ==========
INCOME (LOSS) BEFORE TAXES:
Physicians Insurance Company of Ohio                  $ 3,417,000   $  7,314,000   $2,120,000
Citation Insurance Company                                643,000    (10,216,000)   2,180,000
                                                      -----------   ------------   ----------
Income (Loss) Before Taxes                            $ 4,060,000   $ (2,902,000)  $4,300,000
                                                      ===========   ============   ==========

     Once an insurance company has gone into "run off" and the last of its policies has expired, typically most revenues will come from investment income and realized gains or losses on the sale of the securities investments which correspond to the insurance company's reserves and shareholders' equity. However, even when an insurance company is in "run off", earned premium can arise. For example, with "swing rated" reinsurance, the reinsurance premiums are recalculated based on actual loss experience (i.e., the number and size of claims). Under GAAP, if we are required to pay for additional reinsurance this is recorded as a reduction in earned premiums, while a reduction in the amount of reinsurance we need to pay is recorded as in increase in earned premiums.

     The financial results of insurance companies in run off can be volatile if there is favorable or unfavorable development in the loss reserves. Physicians recorded income from favorable reserve development in 2003 and 2004; however, Citation recorded a significant loss in 2003, principally due to the reversal of the $7.5 million Fremont reinsurance recoverable and $3.9 million in reserve increases in the property and casualty insurance and workers' compensation loss reserves. See the Citation section of the "Company Summary, Recent Developments, and Future Outlook" portion of Item 7.

     The Insurance Operations in Run Off segment generated income of $4.1 million in 2004, consisting of $3.4 million from Physicians and $643,000 from Citation. In 2003, the segment incurred a $2.9 million loss, consisting of a $7.3 million profit from Physicians, which was more than offset by a $10.2 million loss from Citation. In 2002, the segment generated income of $4.3 million, consisting of $2.1 million from Physicians and $2.2 million from Citation.

PHYSICIANS INSURANCE COMPANY OF OHIO

                                                YEAR ENDED DECEMBER 31,
                                         ------------------------------------
                                            2004         2003         2002
                                         ----------   ----------   ----------
MPL REVENUES:
Net Investment Income                    $1,546,000   $1,353,000   $  679,000
Net Realized Investment Gain (Loss)       2,109,000       84,000       (4,000)
Earned Premium                                                        382,000
                                         ----------   ----------   ----------
Segment Total Revenues                   $3,655,000   $1,437,000   $1,057,000
                                         ==========   ==========   ==========

                                         ----------   ----------   ----------
MPL UNDERWRITING RECOVERIES (EXPENSES)   $ (238,000)  $5,877,000   $1,063,000
                                         ==========   ==========   ==========
INCOME BEFORE TAXES                      $3,417,000   $7,314,000   $2,120,000
                                         ==========   ==========   ==========

     Physicians' total revenues were $3.7 million in 2004, compared to $1.4 million in 2003 and $1.1 million in 2002.

     Investment income was $1.5 million in 2004, compared to $1.4 million in 2003 and $679,000 in 2002. Investment income varies from year to year, depending on the amount of fixed-income securities in the portfolio, the prevailing level of interest rates, and the dividends paid on the common stocks in the portfolio. Investment income was significantly higher in 2003 and 2004 than in 2002 due to the expansion of Physicians' investment portfolio in April 2003, following the receipt of the proceeds from selling Sequoia.

     The $2.1 million net realized investment gain recorded in 2004 included a $1.7 million gain on the sale of shares in Keewenaw Land Association Limited and gains on the sale of various other portfolio holdings.

     Physicians recorded earned premiums of $382,000 in 2002, representing a reduction in the amount of reinsurance that we need to pay on "swing rated" contracts. The reduced reinsurance requirement resulted from a reduction in IBNR reserves in 2002.

     In 2004, Physicians' operating and underwriting expenses totaled $238,000. A $489,000 net reduction in reserves partially offset Physicians' regular loss and loss adjustment expense and operating expenses of $727,000 in 2004. The changes in reserves are more fully explained in the Physicians section of the "Company Summary, Recent Developments, and Future Outlook" portion of Item 7.

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

CITATION INSURANCE COMPANY

                                               YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                           2004          2003          2002
                                       -----------   ------------   ----------
REVENUES:
Net Investment Income                  $ 1,219,000   $  1,327,000   $1,590,000
Realized Investment Gains                  873,000        478,000      391,000
Earned Premiums                                                       (424,000)
Other                                                       3,000       11,000
                                       -----------   ------------   ----------
Segment Total Revenues                 $ 2,092,000   $  1,808,000   $1,568,000
                                       ===========   ============   ==========

EXPENSES:
Underwriting (Expenses) / Recoveries   $(1,449,000)  $(12,024,000)  $  612,000
                                       ===========   ============   ==========
INCOME (LOSS) BEFORE TAXES             $   643,000   $(10,216,000)  $2,179,000
                                       ===========   ============   ==========

     In 2004, Citation generated total revenues of $2.1 million, primarily consisting of $1.2 million in investment income and net realized investment gains of $873,000 from the sale of various portfolio holdings. Underwriting expenses totaled $1.4 million, including a net increase in loss reserves of $932,000, consisting of a $1.2 million increase in workers' compensation reserves, which was partially offset by a $254,000 reduction in property and casualty insurance reserves. Consequently, Citation recorded income of $643,000 before taxes for 2004.

     In 2003, Citation generated total revenues of $1.8 million, primarily consisting of $1.3 million in investment income and net realized investment gains of $478,000. Underwriting expenses totaled $12 million, including the $7.5 million reversal of the reinsurance recoverable from Fremont related to the workers' compensation book of business. Underwriting expenses also included increases in reserves of $3 million in workers' compensation, and $847,000 in property and casualty insurance, due to unfavorable development in prior year loss reserves. As a result of these factors, Citation incurred a loss of $10.2 million before taxes for 2003.

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

     The $10.9 million improvement in Citation's result from 2003 to 2004, and $12.4 million deterioration from 2002 to 2003, is primarily due to the reinsurance reversal and reserve increases recorded in 2003.

                             HYPERFEED TECHNOLOGIES

                                     YEAR ENDED DECEMBER 31,
                                ---------------------------------
                                   2004           2003       2002
                                ------------   -----------   ----
REVENUES:
Service                         $  5,995,000   $ 1,363,000
Investment Income                      9,000        16,000
                                ------------   -----------
Segment Total Revenues          $  6,004,000   $ 1,379,000
                                ============   ===========

EXPENSES:
Cost of Service                   (1,585,000)   (1,069,000)
Depreciation and Amortization       (870,000)     (624,000)
Other                             (8,939,000)   (3,911,000)
                                ------------   -----------
Segment Total Expenses          $(11,394,000)  $(5,604,000)
                                ============   ===========
SEGMENT LOSS BEFORE TAXES       $ (5,390,000)  $(4,225,000)
                                ============   ===========

     In 2004, HyperFeed generated $6 million in revenues. Service revenues were $6 million and the costs of service were $1.6 million, resulting in gross margin of $4.4 million. After the deduction of $9.8 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $5.4 million.

     During the period from May 15, 2003 (commencement of consolidation) to December 31, 2003, HyperFeed generated $1.4 million in revenues. Service revenues were $1.4 million and the costs of service were $1.1 million, resulting in gross margin of $294,000. After $4.5 million in other operating expenses, HyperFeed generated a segment loss of $4.2 million.

     For more detail, please refer to HyperFeed's Annual Report on Form 10-K, which will be filed with the SEC on or before March 31, 2005. The contents of HyperFeed's 10-K are not incorporated into this 10-K.

DISCONTINUED OPERATIONS

                            SEQUOIA INSURANCE COMPANY

                                                                 YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                           2004        2003           2002
                                                           ----   ------------   ------------
Revenues                                                          $ 16,433,000   $ 52,439,000
Expenses                                                           (12,759,000)   (47,861,000)
                                                                  ------------   ------------
Income Before Taxes                                               $  3,674,000   $  4,578,000
Income Taxes                                                        (1,285,000)    (1,545,000)
Cumulative Effect of Change in Accounting Principle, net                             (199,000)
                                                                  ------------   ------------
NET INCOME                                                        $  2,389,000   $  2,834,000
                                                                  ============   ============

     In the first three months of 2003 prior to its sale, Sequoia Insurance Company generated income of $2.4 million after-tax, which is included in the "Income from discontinued operations, net of tax" line in the Consolidated Statement of Operations for 2003.

     In 2002, Sequoia generated income of $2.8 million after-tax.

     PICO also recorded a $443,000 after-tax gain from the sale of Sequoia in 2003, which forms part of the "Gain on disposal of discontinued operations, net" line in the Consolidated Statement of Operations for 2003.

                      DISCONTINUED OPERATIONS OF HYPERFEED

                                                          YEAR ENDED DECEMBER 31,
                                                       -----------------------------
                                                        2004         2003       2002
                                                       ---------   ----------   ----
Income (Loss) Before Taxes                             $(422,000)  $  545,000
Gain on Sale of Discontinued Operations Before Taxes     500,000    7,008,000
                                                       ---------   ----------
Income & Gain Before Taxes                             $  78,000   $7,553,000
Income Taxes
                                                       ---------   ----------
NET INCOME                                             $  78,000   $7,553,000
                                                       =========   ==========

     In 2004, the discontinued operations of HyperFeed generated a net gain of $78,000 after-tax, compared to after-tax income of $7.7 million in 2003.

     In 2004, HyperFeed recorded a $500,000 pre-tax gain from the sale of the discontinued operations, which forms part of the "Gain on disposal of discontinued operations, net" line in the Consolidated Statement of Operations for 2004. This gain was partially offset by a loss from discontinued operations of $422,000 before taxes, which is included in the "Income from discontinued operations, net of tax" line in the Consolidated Statement of Operations for 2004.

     During the period from May 15, 2003 until December 31, 2003, the discontinued operations of HyperFeed generated income of $545,000 after-tax, which is included in the "Income from discontinued operations, net of tax" line in the Consolidated Statement of Operations for 2003. HyperFeed also recorded a $7 million after-tax gain from the sale of the discontinued operations in 2003, which forms part of the "Gain on disposal of discontinued operations, net" line in the Consolidated Statement of Operations for 2003.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

CASH FLOW

     PICO's assets primarily consist of our operating subsidiaries, holdings in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $17.4 million in cash and cash equivalents at December 31, 2004, compared to $24.3 million at December 31, 2003.

     In addition to cash and cash equivalents, at December 31, 2004 the consolidated group held fixed-income securities with a market value of $39.5 million and equities with a market value of $143 million.

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

     In broad terms, the cash flow profile of our principal operating subsidiaries is:

- As commercial use of Vidler's water assets increases, we expect that Vidler will generate free cash flow as receipts from leasing water or storage capacity, and the proceeds from selling land and water rights, begin to overtake maintenance capital expenditure, financing costs, and operating expenses;

- Nevada Land is actively selling land which has reached its highest and best use. Nevada Land's principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land's operating costs, so Nevada Land is generating strong cash flow;

- Investment income more than covers the operating expenses of the "run off" insurance companies, Physicians and Citation. The funds required to pay claims are coming from the maturity of fixed-income investments, the realization of fixed-income and stocks held in their investment portfolios, and recoveries from reinsurance companies; and

- HyperFeed maintains its own cash & cash equivalent balances, and borrowings. At December 31, 2004, HyperFeed had approximately $194,000 in cash and cash equivalents, and $465,000 in borrowings. PICO has extended a $1.5 million line of credit to HyperFeed. This line of credit was not drawn upon at December 31, 2004; however, $575,000 was drawn in February 2005.

     The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, set guidelines for insurance company investments, and restrict the amount of profits which can be distributed as dividends. Typically, PICO's insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments. When interest rates are at very low levels, to insulate the capital value of the bond portfolios against a decline in value which could be brought on by a future increase in interest rates, the bond portfolios may have a shorter duration than the projected pattern of claims payments.

     As shown in the Consolidated Statements of Cash Flow, there was a $6.9 million net decrease in cash and cash equivalents in 2004, compared to a $2.2 million net increase in 2003, and a $5.7 million net increase in 2002.

     During 2004, Operating Activities used cash of $7 million, compared to $426,000 used in 2003, and $10.8 million generated in 2002.

     The most significant cash inflows from operating activities were:

- in 2004, the collection of $6.3 million of principal on two collateralized notes receivable, related to Vidler's sale of assets at Big Springs Ranch and West Wendover in 2003, and $4.2 million from cash land sales by Nevada Land;

- in 2003, approximately $4 million in proceeds of land and related assets sold by Nevada Land, and $5.5 million from the cash portion of two significant sales of land and related assets by Vidler; and

- in 2002, approximately $12.1 million in proceeds from water rights and land sold by Vidler and $8.5 million in cash generated by discontinued operations (Sequoia).

In all three years, the principal uses of cash were operating expenses at Vidler and Nevada Land, claims payments by Physicians and Citation, and overhead expenses in the Business Acquisitions and Financing segment.

     In 2004, Investing Activities generated cash of $580,000. The sale and maturity of fixed-income securities exceeded new purchases, providing a $12.3 million net cash inflow. During 2004, a net $7.6 million was invested in stocks, consisting of $10.9 million in sales, and $18.5 million of new purchases. The sales principally represented the sale of Keweenaw stock by the parent company and Physicians, and the sale of two Swiss stocks by Global Equity SA. In addition, $1.3 million was expended to purchase the minority shareholdings in Vidler and SISCOM.

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

     In 2004, Financing Activities provided cash of $1.5 million. This was principally due to a $2.4 million increase in Swiss franc borrowings to fund additional purchases of stocks in Switzerland, which was partially offset by the repayment of $1.3 million in borrowings by Vidler.

     Financing Activities used $617,000 of cash in 2003, primarily due to the repayment of $534,000 in non-recourse borrowings collateralized by farm properties owned by Vidler. In addition, during 2003 Global Equity S.A. repaid borrowings to a Swiss bank of $9.1 million (CHF 12.1 million) and took out an equivalent amount of new borrowings from another Swiss bank.

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

     At December 31, 2004, PICO had no significant commitments for future capital expenditures.

SHARE REPURCHASE PROGRAM

     In October 2002, PICO's Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

     As of December 31, 2004, no stock had been repurchased under this authorization.

COMMITMENTS AND SUPPLEMENTARY DISCLOSURES

1.   AT DECEMBER 31, 2004:

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

AGGREGATE CONTRACTUAL OBLIGATIONS:

     The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2004.

                                                 PAYMENTS DUE BY PERIOD
                          -------------------------------------------------------------------
                          Less than 1                               More than 5
Contractual Obligations       year       1 -3 years    3 -5 years      years         Total
                          -----------   -----------   -----------   -----------   -----------
Bank borrowings                         $14,067,457                               $14,067,457
Operating leases          $ 1,265,510     2,003,754   $   958,439   $ 2,928,900     7,156,603
Expected claim payouts     10,314,030    19,057,041    12,867,924    13,755,380    55,994,375
Capital leases                 35,364        37,929                                    73,293
Other borrowings              314,304     1,538,356     1,374,478       652,671     3,879,809
                          -----------   -----------   -----------   -----------   -----------
   Total                  $11,929,208   $36,704,537   $15,200,841   $17,336,951   $81,171,537
                          ===========   ===========   ===========   ===========   ===========

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the remaining issues for Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and as a result reached a final consensus on an other-than-temporary impairment model for debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting (i.e., cost method investments). The EITF also reached a consensus that the three-step model used to determine other-than-temporary impairments must be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF 03-1, The Meaning of Other Than Temporary Impairment," delaying the effective date for the recognition and measurement guidance of EITF 03-1 on impairment loss that is other than temporary (i.e., steps two and three of the three-step impairment model), as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The disclosure requirements of the EITF consensus remain in effect. Quantitative and qualitative disclosure requirements for investments accounted for under SFAS No. 115 were effective for the first annual reporting period ending after December 15, 2003. We have disclosed such quantitative and qualitative information in the notes to our consolidated financial statements as of December 31, 2004. All new disclosure requirements related to cost method investments are effective for the annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required.

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Management does not believe adoption of this statement will have a material effect on the Company's consolidated financial statements.

     In December 2004, FASB issued Statement 123(Revised) which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(Revised) is effective for public entities that do not file as small business issuers--as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The new Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. PICO Holdings has a cash based SAR plan which is included in these provisions and described as a Share-based Liability plan. As noted in the notes to the accompanying consolidated financial statements, PICO currently records compensation expense under the variable plan method using the intrinsic value of the SARs. However, the new rules will require PICO to re-measure its liability each reporting period using a fair value approach until the awards are settled. Management is currently assessing the impact adoption of this statement will have on the Company's consolidated financial statements in 2005.

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

     The liabilities for unpaid losses and loss adjustment expenses of Physicians and Citation were $56.0 million at December 31, 2004, $60.9 million at December 31, 2003, and $52.7 million at December 31, 2002 before reinsurance reserves, which reduce net unpaid losses and loss adjustment expenses. Of those amounts, the liabilities for unpaid loss and loss adjustment expenses of prior years increased by $443,000 in 2004, $4.7 million in 2003, and decreased by $2.3 million in 2002. These changes to prior years' reserves were due to the following:

             CHANGE IN UNPAID LOSS AND LAE RESERVES FOR PRIOR YEARS

                                                            2004        2003          2002
                                                          --------   ----------   -----------
Increase (decrease) in provision from prior year claims   $443,284   $4,667,024   $(1,907,552)
Retroactive insurance                                                                (438,879)
                                                          --------   ----------   -----------
Net increase (decrease) in liabilities for unpaid loss
   and LAE of prior years                                 $443,284   $4,667,024   $(2,346,431)
                                                          ========   ==========   ===========

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

            ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

     The following table presents the development of balance sheet liabilities for 1994 through 2004 for all continuing operations property and casualty and workers' compensation lines of business and medical professional liability insurance. The "Net liability as originally estimated" line shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date on a discounted basis, prior to 2000, for each of the indicated years. Reserves for other lines of business that Physicians ceased writing in 1989, which are immaterial, are excluded. The "Gross liability as originally estimated" represents the estimated amounts of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date on an undiscounted basis, including losses that had been incurred but not reported.

                                                         YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------
                                           1994       1995        1996        1997       1998
                                         --------   --------   ---------   ---------   --------
                                                            (IN THOUSANDS)
Net liability as originally estimated:   $153,212   $135,825   $ 153,891   $ 110,931   $ 89,554
Discount                                   20,144     16,568      12,217       9,159      8,515
Gross liability as originally
   estimated:                             173,356    152,393     166,108     120,090     98,069
Cumulative payments as of:
   One year later                          35,966     26,331      54,500      37,043     23,696
   Two years later                         61,263     63,993      88,298      57,622     41,789
   Three years later                       93,906     85,649     107,094      73,096     50,968
   Four years later                       110,272     99,730     121,698      82,249     58,129
   Five Years later                       119,879    110,299     130,247      89,398     64,119
   Six years later                        129,819    115,312     137,462      95,454
   Seven years later                      132,394    118,396     143,532
   Eight years later                      134,811    121,837
   Nine years later                       137,602
   Ten years later
Liability re-estimated as of:
   One year later                         170,411    145,824     166,870     129,225    114,347
   Two years later                        163,472    145,031     182,963     145,543    115,539
   Three years later                      162,532    150,439     193,498     146,618    104,689
   Four years later                       165,696    155,183     194,423     135,930    102,704
   Five Years later                       167,145    157,973     183,333     133,958    107,409
   Six years later                        167,821    149,074     181,705     138,520
   Seven years later                      160,233    147,525     185,201
   Eight years later                      160,188    141,028
   Nine years later                       153,869
   Ten years later
Cumulative Redundancy (Deficiency)       $ 19,487   $ 11,365    ($19,093)   ($18,430)   ($9,340)

                                                            YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------
                                           1999     2000       2001      2002       2003       2004
                                         -------   -------   -------   --------   --------   --------
                                                             (IN THOUSANDS)
Net liability as originally estimated:   $88,112   $74,896   $54,022   $ 44,906   $ 43,357   $ 36,603
Discount                                   7,521
Gross liability before discount as
   originally estimated:                  95,633    74,896    54,022     44,906     43,357     36,603
Cumulative payments as of:
   One year later                         22,636     9,767     7,210      6,216      6,515
   Two years later                        31,987    16,946    13,426     12,729
   Three years later                      39,150    23,162    19,939
   Four years later                       45,140    29,675
   Five Years later                       51,566
   Six years later
   Seven years later
   Eight years later
   Nine years later
   Ten years later
Liability re-estimated as of:
   One year later                         96,727    63,672    52,115     49,574     43,115
   Two years later                        85,786    61,832    56,782     49,331
   Three years later                      83,763    66,494    56,540
   Four years later                       88,460    66,275
   Five Years later                       88,167
   Six years later
   Seven years later
   Eight years later
   Nine years later
   Ten years later
Cumulative Redundancy (Deficiency)       $ 7,466   $ 8,621   $(2,518)  $ (4,425)  $    242

RECONCILIATION TO FINANCIAL STATEMENTS
   Gross liability - end of year                                       $ 52,686   $ 60,847   $ 53,905
   Reinsurance recoverable                                               (7,780)   (17,490)   (17,302)
                                                                       --------   --------   --------
   Net liability - end of year                                           44,906     43,357     36,603
   Reinsurance recoverable                                                7,780     17,490     17,302
                                                                       --------   --------   --------
                                                                         52,686     60,847     53,905
   Discontinued personal lines
      insurance                                                              17         17         51
   Liability to California Insurance
      Guarantee Association for
      Workers' Compensation payouts                                                             2,038
                                                                       --------   --------   --------
   Balance sheet liability                                             $ 52,703   $ 60,864   $ 55,994
                                                                       ========   ========   ========
   Gross re-estimated liability -
      latest                                                           $ 70,156   $ 61,513
   Re-estimated recoverable - latest                                    (20,824)   (18,398)
                                                                       --------   --------
   Net re-estimated liability - latest                                 $ 49,332   $ 43,115
                                                                       ========   ========
   Net cumulative redundancy
      (deficiency)                                                      ($4,426)  $    242
                                                                       ========   ========

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

     The data in the above table is based on Schedule P from each of Physician's and Citation's 1994 to 2004 Annual Statements, as filed with state insurance departments; however, the development table above differs from the development displayed in Schedule P, Part-2, of the insurance Annual Statements as Schedule P, Part-2, excludes unallocated loss adjustment expenses.

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

     There can be no assurance that the insurance companies have established reserves that are adequate to meet the ultimate cost of losses arising from such claims. It has been necessary, and will over time continue to be necessary, for the insurance companies to review and make appropriate adjustments to reserves for estimated ultimate losses and loss adjustment expenses. To the extent reserves prove to be inadequate, the insurance companies would have to adjust their reserves and incur a charge to income, which could have a material adverse effect on PICO's statement of operations and financial condition.

     Reconciliation of Unpaid Loss and Loss Adjustment Expenses

     An analysis of changes in the liability for unpaid losses and loss adjustment expenses for 2004, 2003 and 2002 is set forth in Note 11 of Notes to PICO's Consolidated Financial Statements, "Reserves for Unpaid Loss and Loss Adjustment Expenses."

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

     Prior to July 1, 1993, Physicians ceded a portion of the risk it wrote under numerous reinsurance treaties at various retentions and risk limits. However, during the last two accident years that Physicians wrote premium (July 1, 1993 to July 15, 1995), Physicians ceded reinsurance contracts through Odyssey America Reinsurance Corporation, a subsidiary of Odyssey Re Holdings Corp. (rated A by A. M. Best Company) and Medical Assurance Company, a wholly owned subsidiary of Pro Assurance Group (rated A- by Standard & Poors). Physicians ceded insurance to these carriers on an automatic basis when retention limits were exceeded. Physicians retained all risks up to $200,000 per occurrence. All risks above $200,000, up to policy limits of $5 million, were transferred to reinsurers, subject to the specific terms and conditions of the various reinsurance treaties. Physicians remains primarily liable to policyholders for ceded insurance should any reinsurer be unable to meet its contractual obligations.

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

     Citation does not require reinsurance from 2002 onwards for all its property and casualty lines of business, as its last policy expired in December 2001.

     If the reinsurers are "not admitted" for regulatory purposes, Citation has to maintain sufficient collateral with approved financial institutions to secure cessions of paid losses and outstanding reserves.

     See Note 10 of Notes to Consolidated Financial Statements, "Reinsurance," with regard to reinsurance recoverable concentration for all property and casualty lines of business as of December 31, 2004. Citation remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

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

     Concurrent with Fremont's posting of the portion of the total deposit that related to Citation's insureds, Citation reduced its own workers' compensation insurance reserves by the amount of that deposit.

     On June 4, 2003, the Superior Court of the State of California for the County of Los Angeles (the "Liquidation Court") entered an Order of Conservation over Fremont and appointed the California Department of Insurance Commissioner (the "Commissioner") as the conservator. Pursuant to such order, the Commissioner was granted authority to take possession of all of Fremont's assets, including its rights in the deposit for Citation's insureds. Shortly thereafter, on July 2, 2003, the Liquidation Court entered an Order appointing the Commissioner as the liquidator of Fremont's Estate.

     Shortly thereafter, Citation concluded that, because Fremont had been placed in liquidation, Citation was no longer entitled to take a reinsurance credit for the deposit for Citation's insureds under the statutory basis of accounting. Consequently, Citation reversed the $7.5 million reinsurance recoverable from Fremont in its June 30, 2003 financial statements prepared on the statutory basis of accounting. In addition, Citation made a corresponding provision for the reinsurance recoverable from Fremont at June 30, 2003 for GAAP purposes.

     In June 2004, Citation filed litigation against the California Department of Insurance in the Superior Court of California to recover its workers' compensation trust deposits held by Fremont prior to Fremont's liquidation.

     In September 2004, the Superior Court ruled against Citation's action. As a result, Citation did not receive any distribution from the California Insurance Guarantee Association or Fremont and will not receive any credit for the deposit held by Fremont for Citation's insureds.

     In consideration of the potential cost and the apparent limited prospect of obtaining relief, Citation decided not to file an appeal.

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

     See Note 10 of Notes to Consolidated Financial Statements, "Reinsurance," with regard to reinsurance recoverable concentration for Citation's workers' compensation line of business as of December 31, 2004. Citation remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     PICO's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO's borrowings are short to medium term in nature and therefore approximate fair value. At December 31, 2004, PICO had $39.5 million of fixed maturity securities and mortgage participation interests, $143 million of marketable equity securities that were subject to market risk, of which $81 million were denominated in foreign currencies, primarily Swiss francs. PICO's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

     PICO uses two models to report the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $857,000 for a 100 basis point decline in interest rates on its fixed securities and mortgage participation interests. The hypothetical 20% decrease in fair value of PICO's marketable equity securities produced a loss in fair value of $28.6 million that would impact the unrealized appreciation in shareholders' equity, net of the related tax effect. The hypothetical 20% decrease in the local currency of PICO's foreign denominated investments produced a loss of $13.5 million that would impact the foreign currency translation in shareholders' equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     PICO's financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and the independent auditors' report is included in this report as listed in the index.

                        SELECTED QUARTERLY FINANCIAL DATA

     Summarized unaudited quarterly financial data (in thousands, except share and per share amounts) for 2004 and 2003 are shown below. In management's opinion, the interim financial data contains all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature.

                                                    THREE MONTHS ENDED
                                 --------------------------------------------------------
                                  March 31,      June 30,    September 30,   December 31,
                                     2004          2004           2004           2004
                                 -----------   -----------   -------------   ------------
Net investment income and
   net realized gain                     743         1,782            704           5,836
Sale of land and water rights            276         2,096          1,151           7,355
Total revenues                         2,397         5,766          4,307          15,658
Net income (loss)                     (5,018)       (4,532)        (2,183)          1,174
                                 -----------   -----------    -----------     -----------

Basic and Diluted:
   Net income (loss) per share   $     (0.41)  $     (0.37)   $     (0.18)    $      0.09
                                 ===========   ===========    ===========     ===========
   Weighted average common
      and equivalent shares
      outstanding                 12,370,264    12,368,928     12,367,664      12,366,479

                                                    THREE MONTHS ENDED
                                 --------------------------------------------------------
                                  March 31,      June 30,    September 30,   December 31,
                                     2003          2003           2003           2003
                                 -----------   -----------   -------------   ------------
Net investment income and
   net realized gain                     328         3,624          1,445          2,720
Sale of land and water rights             20         2,196          2,002         15,533
Total revenues                         1,483         6,412          4,571         20,413
Net income (loss)                        856        (2,001)        (3,190)         1,097
                                 -----------   -----------    -----------    -----------

Basic and Diluted:
   Net income (loss) per share   $      0.07   $     (0.16)   $     (0.26)   $      0.09
                                 ===========   ===========    ===========    ===========
   Weighted average common
      and equivalent shares
      outstanding                 12,379,042    12,375,610     12,375,610     12,373,534

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003
                               AND FOR EACH OF THE
                            THREE YEARS IN THE PERIOD
                             ENDED DECEMBER 31, 2004

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Accounting Firms ...................    66-67
Consolidated Balance Sheets as of December 31, 2004 and 2003 .........    68-69
Consolidated Statements of Operations for the Years Ended
   December 31, 2004, 2003 and 2002 ..................................      70
Consolidated Statements of Shareholders' Equity for the Years Ended
   December 31, 2004, 2003, and 2002 .................................    71-73
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2004, 2003 and 2002 ..................................      74
Notes to Consolidated Financial Statements ...........................    75-101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PICO Holdings, Inc.

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of HyperFeed Technologies, Inc. (a 51% owned consolidated subsidiary) for the year ended December 31, 2003, which statements reflect total assets of $9,714,258 as of December 31, 2003, and net income of $1,600,818 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for HyperFeed Technologies, Inc., is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20 to the financial statements, in 2002 the Company changed its accounting for goodwill as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Diego, California
March 11, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HyperFeed Technologies, Inc.:

We have audited the consolidated balance sheet of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Chicago, Illinois
March 4, 2004

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003

                                     ASSETS

                                                       2004           2003
                                                   ------------   ------------
Investments (Note 3):
   Available for sale:
      Fixed maturities                             $ 39,479,216   $ 52,615,376
      Equity securities                             142,978,213     96,306,035
                                                   ------------   ------------
         Total investments                          182,457,429    148,921,411

Cash and cash equivalents                            17,407,138     24,348,693
Notes and other receivables, net (Note 6)            14,951,973     16,430,541
Reinsurance receivables (Note 10)                    17,157,329     17,714,012
Real estate and water assets (Note 5)               110,700,456    112,270,280
Property and equipment, net (Note 8)                  2,436,921      3,117,521
Net deferred income taxes (Note 7)                                      29,577
Other assets                                          9,512,807      7,246,695
Other assets of discontinued operations (Note 2)          6,970        818,537
                                                   ------------   ------------
   Total assets                                    $354,631,023   $330,897,267
                                                   ============   ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2004 AND 2003

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               2004           2003
                                                                                           ------------   ------------
Policy liabilities and accruals:
   Unpaid losses and loss adjustment expenses (Note 11)                                    $ 55,994,375   $ 60,863,884
   Reinsurance balance payable                                                                  673,024        671,031
Stock appreciation rights payable (Notes 1 and 9)                                            15,731,741      5,969,762
Other liabilities                                                                            11,989,257     10,871,288
Bank and other borrowings (Note 19)                                                          18,020,559     15,376,640
Net deferred income taxes (Note 7)                                                            9,193,060
Other liabilities of discontinued operations (Note 2 )                                          759,372      2,169,879
                                                                                           ------------   ------------
   Total liabilities                                                                        112,361,388     95,922,484
                                                                                           ------------   ------------
Minority interest                                                                             2,340,337      5,814,381
                                                                                           ------------   ------------

Commitments and Contingencies (Notes 10, 11, 12, 13, 14, 15 and 19)

Common stock, $.001 par value; authorized 100,000,000; 16,801,923 issued and outstanding
   at December 31, 2004 and 2003                                                                 16,802         16,802
Additional paid-in capital                                                                  236,089,222    236,082,703
Accumulated other comprehensive income (Note 1)                                              36,725,700     15,283,404
Retained earnings                                                                            45,524,219     56,082,903
                                                                                           ------------   ------------
                                                                                            318,355,943    307,465,812
Less treasury stock, at cost  (common shares: 4,435,444 in 2004 and 4,428,389 in 2003)      (78,426,645)   (78,305,410)
                                                                                           ------------   ------------
   Total shareholders' equity                                                               239,929,298    229,160,402
                                                                                           ------------   ------------
   Total liabilities and shareholders' equity                                              $354,631,023   $330,897,267
                                                                                           ============   ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                               2004           2003           2002
                                                                           ------------   ------------   -----------
Revenues:

   Sale of real estate and water assets                                    $ 10,879,172   $ 19,751,160   $15,231,769
   Net investment income (Note 3)                                             5,799,357      5,370,104     5,385,209
   Net realized gain on investments (Note 3)                                  3,265,505      2,745,657     4,209,632
   Service revenue                                                            5,994,688      1,363,925
   Premium charge                                                                                            (41,796)
   Other                                                                      2,188,114      3,647,748     4,489,425
                                                                           ------------   ------------   -----------
      Total revenues                                                         28,126,836     32,878,594    29,274,239
                                                                           ------------   ------------   -----------
Costs and expenses:

   Operating and other costs                                                 25,568,411     19,203,015    15,055,461
   Stock appreciation rights expense                                          9,874,865      5,969,762
   Cost of real estate and water assets sold                                  4,496,652     12,648,864     9,740,137
   Cost of service revenue                                                    1,585,129      1,069,174
   Loss and loss adjustment (recoveries) expenses (Note 11)                     443,284      4,667,024    (2,346,314)
   Interest expense                                                             792,076        721,322       795,193
   Depreciation and amortization                                              2,263,355      1,813,114     1,115,716
                                                                           ------------   ------------   -----------
      Total costs and expenses                                               45,023,772     46,092,275    24,360,193
                                                                           ------------   ------------   -----------
Equity in loss of unconsolidated affiliates                                                   (564,785)   (2,208,070)
                                                                           ------------   ------------   -----------
      Income (loss) before income taxes and minority interest               (16,896,936)   (13,778,466)    2,705,976
Provision (benefit) for federal, foreign and state income taxes (Note 7)     (3,047,721)    (1,202,407)    2,049,565
                                                                           ------------   ------------   -----------
      Income (loss) before minority interest                                (13,849,215)   (12,576,059)      656,411
Minority interest in (income) loss of subsidiaries                            3,212,811     (1,045,605)      454,184
                                                                           ------------   ------------   -----------
Income (loss) from continuing operations                                    (10,636,404)   (13,621,664)    1,110,595
   Income (loss) from discontinued operations, net (Note 2)                    (422,280)     2,933,366     2,833,806
   Gain on sale of discontinued operations, net                                 500,000      7,450,486
                                                                           ------------   ------------   -----------
Income (loss) before cumulative change in accounting principle              (10,558,684)    (3,237,812)    3,944,401
   Cumulative effect of change in accounting principle, net (Note 20)                                      1,984,744
                                                                           ------------   ------------   -----------
Net income (loss)                                                          $(10,558,684)  $ (3,237,812)  $ 5,929,145
                                                                           ============   ============   ===========

Net income (loss) per common share - basic and diluted:
   Income (loss) from continuing operations                                $      (0.86)  $      (1.10)  $      0.09
   Discontinued operations                                                         0.01           0.84          0.23
   Cumulative effect of change in accounting principle                                                          0.16
                                                                           ------------   ------------   -----------
      Net income (loss) per common share                                   $      (0.85)  $      (0.26)  $      0.48
                                                                           ============   ============   ===========
      Weighted average shares outstanding                                    12,368,354     12,375,933    12,375,466
                                                                           ============   ============   ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                               Accumulated Other
                                                                              Comprehensive Income
                                                                          ---------------------------
                                                Additional                Net Unrealized    Foreign
                                      Common      Paid-In      Retained    Appreciation     Currency     Treasury
                                       Stock      Capital      Earnings   on Investments  Translation      Stock         Total
                                     --------  ------------  -----------  --------------  -----------  ------------  ------------
Balance, January 1, 2002              $16,784  $235,844,655  $53,391,570    $5,545,057    $(8,770,924) $(78,128,635) $207,898,507

Comprehensive Income for 2002
   Net income                                                  5,929,145
   Net unrealized appreciation on
      investments net of deferred
      tax of $2 million and
      reclassification adjustment
      of $588,000                                                            4,454,385
   Foreign currency translation                                                             2,605,158
         Total Comprehensive income                                                                                    12,988,688

Acquisition of shares of treasury
   stock for deferred compensation
   plans                                                                                                    (93,557)      (93,557)

Exercise of stock options                  18       238,048                                                               238,066
                                      -------  ------------  -----------    ----------    -----------  ------------  ------------
Balance, December 31, 2002            $16,802  $236,082,703  $59,320,715    $9,999,442    $(6,165,766) $(78,222,192) $221,031,704
                                      =======  ============  ===========    ==========    ===========  ============  ============

               The accompanying notes are an integral part of the
                       consolidated financial statements

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                              Accumulated Other
                                                                            Comprehensive Income
                                                                        ---------------------------
                                              Additional                Net Unrealized    Foreign
                                     Common     Paid-In      Retained    Appreciation     Currency     Treasury
                                     Stock      Capital      Earnings   on Investments  Translation      Stock         Total
                                    -------  ------------  -----------  --------------  -----------  ------------  ------------
Balance, December 31, 2002          $16,802  $236,082,703  $59,320,715    $ 9,999,442   $(6,165,766) $(78,222,192) $221,031,704

Comprehensive Income for 2003
   Net loss                                                 (3,237,812)

   Net unrealized appreciation on
      investments net of deferred
      tax of $3.7  million and
      reclassification adjustment
      of $1.5 million                                                      10,879,588

   Foreign currency translation                                                             570,140
      Total Comprehensive Income                                                                                      8,211,916

Acquisition of shares of treasury
   stock for deferred compensation                                                                        (83,218)      (83,218)
      plans
                                    -------  ------------  -----------    -----------   -----------  ------------  ------------
Balance, December 31, 2003          $16,802  $236,082,703  $56,082,903    $20,879,030   $(5,595,626) $(78,305,410) $229,160,402
                                    =======  ============  ===========    ===========   ===========  ============  ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                               Accumulated Other
                                                                             Comprehensive Income
                                                                         ---------------------------
                                              Additional                 Net Unrealized    Foreign
                                     Common     Paid-In      Retained     Appreciation     Currency     Treasury
                                     Stock     Capital       Earnings    on Investments  Translation      Stock         Total
                                    -------  ------------  ------------  --------------  -----------  ------------  ------------
Balance, December 31, 2003          $16,802  $236,082,703  $ 56,082,903    $20,879,030   $(5,595,626) $(78,305,410) $229,160,402

Comprehensive Income for 2004
   Net loss                                                 (10,558,684)
   Net unrealized appreciation on
      investments net of deferred
      tax of $11 million and
      reclassification adjustment
      of $2.2 million                                                       21,068,132
   Foreign currency translation                                                              374,164
      Total Comprehensive Income                                                                                      10,883,612

Acquisition of treasury stock for
      deferred compensation plans                                                                         (121,235)     (121,235)

Other                                               6,519                                                                  6,519
                                    -------  ------------  ------------    ------------  -----------  ------------  ------------
Balance, December 31, 2004          $16,802  $236,089,222  $ 45,524,219    $41,947,162   $(5,221,462) $(78,426,645) $239,929,298
                                    =======  ============  ============    ============  ===========  ============  ============

               The accompanying notes are an integral part of the
                        consolidated financial statements

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                              2004           2003           2002
                                                                          ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $(10,558,684)  $ (3,237,812)  $  5,929,145
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities, net of acquisitions:
      Provision for deferred taxes                                          (2,211,306)      (876,207)     1,990,042
      Cumulative effect of accounting change                                                              (1,984,744)
      Depreciation and amortization                                          4,127,120      2,757,493      1,420,806
      (Gain) loss on sale of investments                                    (3,265,505)    (2,745,657)    (4,209,632)
      (Gain) loss on sale of fixed assets                                       70,183         23,737         (8,939)
      Gain on sale of Sequoia                                                              (1,568,278)
      Allowance for uncollectible accounts                                     308,917        270,000
      Impairment of goodwill on purchases of SISCOM                            194,095
      Equity in loss of unconsolidated affiliates                                             564,785      2,208,070
      Minority interest                                                     (3,212,811)     1,045,605       (454,184)
Changes in assets and liabilities, net of effects of acquisitions:
      Notes and other receivables                                            1,169,650     (9,467,051)     1,572,574
      Other liabilities                                                      1,117,972        (85,106)       540,055
      Other assets                                                          (2,333,997)       217,549     (2,006,486)
      Real estate and water assets                                           2,740,891      9,914,760      9,425,589
      Income taxes                                                              (9,291)        71,846
      Reinsurance receivable                                                   556,683     (9,881,304)      (323,870)
      Reinsurance payable                                                        1,993        133,031     (2,781,333)
      SAR payable                                                            9,761,978      5,969,762
      Deferred gain on retroactive insurance                                                                (438,879)
      Unpaid losses and loss adjustment expenses                            (4,869,509)     8,160,771     (8,834,797)
      Net operating cash provided by (used in) discontinued operations        (598,940)    (1,558,754)     8,499,963
      Other adjustments, net                                                     6,516       (135,323)       304,365
                                                                          ------------   ------------   ------------
   Net cash provided by (used in) operating activities                      (7,004,045)      (426,153)    10,847,745
                                                                          ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale investments:
      Fixed maturities                                                      18,334,850     12,637,514     21,566,412
      Equity securities                                                     10,871,372     14,735,268     23,168,694
Proceeds from maturity of investments                                        5,325,000     27,537,091     48,646,426
Purchases of available for sale investments:
      Fixed maturities                                                     (11,322,556)   (46,476,107)   (68,074,673)
      Equity securities                                                    (18,503,481)   (25,667,968)   (15,106,827)
Proceeds from the sale of Sequoia                                                          25,144,350
Purchases on minority interest in subsidiaries                              (1,322,138)
Real estate and water asset capital expenditure                               (790,961)    (2,315,322)      (378,429)
Capitalized software costs                                                  (1,382,361)
Purchases of property and equipment                                           (669,598)      (490,078)      (457,109)
Proceeds from sales of property and equipment                                   40,249
Net investing cash used by discontinued operations                                                       (10,622,501)
Other investing activities, net                                                               (98,429)       116,803
                                                                          ------------   ------------   ------------
   Net cash provided by (used in) investing activities                         580,376      5,006,319     (1,141,204)
                                                                          ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank and other borrowings                                      (1,344,516)    (9,645,053)    (4,177,517)
Proceeds from borrowings                                                     2,908,196      9,111,446      2,670,348
Cash received on exercise of stock options (HyperFeed in 2004)                  41,416                       238,066
Cash paid for purchase of PICO stock (for deferred  compensation plans)       (121,235)       (83,218)       (93,557)
                                                                          ------------   ------------   ------------
   Net cash provided by (used in) financing activities                       1,483,861       (616,825)    (1,362,660)
                                                                          ------------   ------------   ------------
Effect of exchange rate changes on cash                                     (2,001,747)    (1,693,730)    (2,607,173)
                                                                          ------------   ------------   ------------
   Net increase (decrease) in cash and cash equivalents                     (6,941,555)     2,269,611      5,736,708

Cash and cash equivalents, beginning of year                                24,348,693     22,079,082     16,342,374
                                                                          ------------   ------------   ------------
   Cash and cash equivalents, end of year                                 $ 17,407,138   $ 24,348,693   $ 22,079,082
                                                                          ============   ============   ============
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                            $    826,894   $    327,608   $    856,983
                                                                          ============   ============   ============
      Income taxes paid                                                   $    179,635   $    555,600
                                                                          ============   ============   ============

         The accompanying notes are an integral part of the consolidated financial statements

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

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

     The Company's primary operating subsidiaries as of December 31, 2004 are as follows:

     Vidler Water Company, Inc. ("Vidler"). Vidler is a wholly owned Nevada corporation. Vidler's business involves identifying end users, namely water utilities, municipalities or developers, in the Southwest who require water, and then locating a source and supplying the demand, either by utilizing the company's own assets or securing other sources of supply. These assets comprise water rights in the states of Colorado, Arizona, and Nevada, and water storage facilities in Arizona and California.

     Nevada Land & Resource Company, LLC ("Nevada Land"). Nevada Land is a Nevada Limited Liability Company, which owns approximately 1 million acres of land in northern Nevada. Nevada Land's business includes selling land and water rights, and leasing property.

     Citation Insurance Company ("Citation"). Citation is a California-domiciled insurance company licensed to write commercial property and casualty insurance in Arizona, California, Colorado, Nevada, Hawaii, New Mexico and Utah. Citation ceased writing premiums in December 2000, and is now "running off" the loss reserves from its existing property and casualty and workers' compensation lines of business. This means that it is handling claims arising from historical business, and selling investments when funds are needed to pay claims.

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

Unconsolidated Affiliates:

     Investments in which the Company owns at least 20% but not more than 50% of the voting interest and, or has the ability to exercise significant influence are generally accounted for under the equity method of accounting. Accordingly, the Company's share of the income or loss of the affiliate is included in PICO's consolidated results. Currently, there are no investments the Company considers an unconsolidated equity affiliate.

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

Use of Estimates in Preparation of Financial Statements:

     The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, real estate and water assets, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2004 and 2003, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Revenue Recognition:

     Sale of Real Estate and Water Assets

     Revenue on the sale of real estate and water assets conforms with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate," and is recognized in full when (a) there is a legally binding sale contract; (b) the profit is determinable (i.e., the collectibility of the sales price is reasonably assured, or any amount that will not be collectible can be estimated); (c) the earnings process is virtually complete (i.e., the Company is not obligated to perform significant activities after the sale to earn the profit, meaning the Company has transferred all risks and rewards to the buyer); and (d) the buyer's initial and continuing investment are adequate to demonstrate a commitment to pay for the property. If these conditions are not met, the Company records the cash received as a deposit until the conditions to recognize full profit are met.

     Service Revenue (HyperFeed Technologies)

     HyperFeed derives revenue primarily from licensing technology and providing management and maintenance services of HTPX and HBox software, ticker plant technologies, and managed services. Additionally, HyperFeed derives revenue from the development of customized software.

     HyperFeed applies the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement, (2) delivery, (3) fixed or determinable fee, and
(4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements.

Investments:

     The Company's investment portfolio at December 31, 2004 and 2003 is comprised of investments with fixed maturities, including U.S. government bonds, government sponsored enterprise bonds, and investment-grade corporate bonds; equity securities, including common stock, and common stock purchase warrants; and mortgage participation interests.

     The Company applies the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies all investments as available for sale. Unrealized investment gains or losses on securities available for sale are recorded directly to shareholders' equity as accumulated other comprehensive income, or loss, net of applicable tax effects. The Company also applies the provisions of Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," for investments where management determines the Company has the ability to exercise significant influence over the operating and financial policies of the investee. The Company's share of the income or loss of the investee is included in the consolidated statement of operations and any dividends are recorded as a reduction in the carrying value of the investment.

     The Company regularly and methodically reviews the carrying value of its investments for impairment. When there is a decline in value of an investment to below cost, that is deemed other-than-temporary, a loss is recorded within net realized gains or losses in the consolidated statement of operations and the security is written down to its fair value. Impairment charges of $1.9 million, $1.1 million, and $4.1 million are included in realized losses for the years ended December 31, 2004, 2003 and 2002, respectively, related to various securities where the unrealized losses had been deemed other-than-temporary. If a security is impaired and continues to decline in value, additional impairment charges are recorded in the period of the decline if deemed other-than-temporary. Subsequent recoveries of such securities are reported as an unrealized gain and part of other comprehensive results in future periods. Realized gains on impaired securities are recorded only when sold.

     Net investment income includes amortization of premium and accretion of discount on the level yield method relating to bonds acquired at other than par value. Realized investment gains and losses are included in revenues, are determined on an average basis and recorded on the trade date.

     The Company has subsidiaries and makes acquisitions in the U.S. and abroad. Approximately $81 million and $51.5 million of the Company's investments at December 31, 2004 and 2003, respectively, were invested internationally, including equity values of affiliates. The Company's most significant foreign currency exposure at December 31, 2004 is in Swiss francs.

Cash and Cash Equivalents:

     Cash and cash equivalents include highly liquid instruments purchased with original maturities of three months or less.

Real Estate and Water Assets:

     Land, water rights, water storage, and land improvements are carried at cost. Water rights consist of various water interests acquired independently or in conjunction with the acquisition of real properties. Water rights are stated at cost and, when applicable, consist of an allocation of the original purchase price between water rights and other assets acquired based on their relative fair values. In addition, costs directly related to the acquisition of water rights are capitalized. This cost includes, when applicable, the allocation of the original purchase price and other costs directly related to acquisition, and any costs incurred to get the property ready for its intended use. Amortization of land improvements is computed on the straight-line method over the estimated useful lives of the improvements ranging from 5 to 15 years.

Property and Equipment:

     Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated lives of the assets. Buildings and leasehold improvements are depreciated over 15-20 years, office furniture and fixtures are generally depreciated over seven years, and computer equipment is depreciated over three years. Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized. Gains or losses on the sale of property and equipment are included in other revenues.

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

Unpaid Losses and Loss Adjustment Expenses:

     Reserves for MPL and property and casualty and workers' compensation insurance unpaid losses and loss adjustment expenses include amounts determined on the basis of actuarial estimates of ultimate claim settlements, which include estimates of individual reported claims and estimates of incurred but not reported claims. The methods of making such estimates and for establishing the resulting liabilities are continually reviewed and updated based on current circumstances, and any adjustments are reflected in current operations.

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

Earnings per Share:

     Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share are computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, typically stock options, using the treasury method, if dilutive. The number of additional shares is calculated by assuming that the common stock equivalents were exercised, and that the proceeds were used to acquire shares of common stock at the average market price during the period.

     In July 2003, the Company adopted a Stock Appreciation Rights Plan whereby all stock options outstanding were exchanged for stock appreciation rights
(SAR). The rights are not considered common stock equivalents for purposes of earnings per share because they are not converted into common shares of the Company when a SAR is exercised. Any benefit is paid in cash. Consequently, the Company does not have any common stock equivalents to consider for purposes of the weighted average shares outstanding for diluted earnings per share and therefore, basic and diluted shares outstanding will be identical.

     For the year ended December 31, 2002, there was no difference between basic and diluted earnings per share because the average stock price of PICO stock during the year was less than the strike prices of the options outstanding at that time, and to include those options would be anti-dilutive to the calculation. Stock options of 1.7 million in 2002 were excluded from the calculation of the diluted weighted average shares outstanding.

Stock-Based Compensation:

     In July 2003, all 1,687,242 outstanding stock options were voluntarily surrendered by employees and Directors. On July 17, 2003, the Company's shareholders voted to adopt the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program (the "SAR program") to replace the Company's stock option plans and call option agreements. Upon adoption of the SAR program, all 355,539 outstanding options under call option agreements were also surrendered by the holders. The maximum number of SARs issuable under the plan may not exceed 2,042,781. 1,962,781 SARs were issued to the prior option holders upon adoption of the SAR program at an exercise price equal to that of the surrendered options. All rights are fully vested, never expire, and only 20% of the initial number can be exercised by an individual in any 12 month period unless permission is given by the Compensation Committee. Upon exercise, the holder is entitled to a cash benefit equal to the difference between the exercise price and the then current market price of PICO stock. During 2004, 39,625 SARs were exercised and $113,000 was paid to the holders. No SARs were exercised in 2003.

     Compensation cost is measured at the end of each period as the amount by which the quoted market price of PICO stock exceeds the exercise price. Changes in the quoted market price are reflected as an adjustment to the accrued compensation obligation and compensation expense in the Company's consolidated financial statements. The Company recorded compensation expense of $9.9 million and $6 million for the years ended December 31, 2004 and 2003, respectively, representing the difference between the exercise price of the vested SARs and the market value of PICO stock at the end of the reporting period, which was $20.77 per share. This expense is reported in the accompanying consolidated statement of operations. In addition, a liability of $15.7 million at December 31, 2004 and $6 million at December 31, 2003 is reported in the accompanying consolidated balance sheets.

     The following table summarizes the SARs outstanding at December 31, 2004:

                                SARs Outstanding

                                          Weighted
Range of Exercise        Number            Average
      Prices           Outstanding     Exercise Price
-----------------   ----------------   --------------
$3.49 - $4.74             355,539          $ 3.93
$13.25 - $13.45           450,936           13.45
$15.00                  1,116,681           15.00
                        ---------          ------
                        1,923,156          $12.59
                        =========          ======

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for those entities that elect to voluntarily adopt the fair value accounting provision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 also requires more prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation as well as pro forma disclosure of the effect in interim financial statements. The transition and annual disclosure provision of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 until SFAS 123 Revised becomes effective after June 15, 2005. PICO has elected to not adopt the fair value accounting provisions of SFAS No. 123, and will continue accounting for stock-based compensation under the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees."

     Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 148, the Company's net loss and net income or loss per share would approximate the following pro forma amounts for the years ended December 31:

                                                                  2004           2003         2002
                                                              ------------   -----------   ----------
Reported net income (loss)                                    $(10,558,684)  $(3,237,812)  $5,929,145
Add: Stock-based compensation recorded, net of tax               6,517,411     3,940,043
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of tax                                                                 (8,844,608)    (445,555)
                                                              ------------   -----------   ----------
Pro forma net income (loss)                                   $ (4,041,273)  $(8,142,377)  $5,483,590
                                                              ============   ===========   ==========
Reported net income (loss) per share: basic and diluted       $      (0.85)  $     (0.26)  $     0.48
                                                              ============   ===========   ==========
Pro forma net income (loss) per share: basic and diluted      $      (0.33)  $     (0.61)  $     0.44
                                                              ============   ===========   ==========

     The effects of applying SFAS No. 148 in this pro forma disclosure are not indicative of future amounts.

     No fair value compensation is reported in the table above for 2004 since all awards vested on July 17, 2003 and no additional grants have been made. The fair value of each SAR granted in 2003 and stock option granted in previous years is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; risk-free interest rate of 1% for grants in 2003; expected life of a SAR is estimated at 5 years, expected life of a stock option is generally estimated at 10 years; and volatility of 36% for the 2003 grants. No stock options were granted in 2002.

     The Black-Scholes model was used in estimating the fair value of the Company's SARs that are fully vested and are non-transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility and estimated life of the SAR. Because the Company's SARs have characteristics significantly different from those of any like instrument that is publicly traded, and because changes in the subjective input assumptions can materially change the fair value estimate, management believes the existing model does not necessarily provide a reliable single measure of the fair value of its SARs.

Comprehensive Income:

     Comprehensive income or loss includes foreign currency translation and unrealized holding gains and losses, net of taxes on available for sale securities. The components are as follows:

                                                December 31,
                                         -------------------------
                                             2004          2003
                                         -----------   -----------
Net unrealized gain on securities        $41,947,162   $20,879,030
Foreign currency translation              (5,221,462)   (5,595,626)
                                         -----------   -----------
Accumulated other comprehensive income   $36,725,700   $15,283,404
                                         ===========   ===========

     The accumulated balance is net of deferred income tax liabilities of $18.2 million and $7.2 million at December 31, 2004 and 2003, respectively.

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

Recent Accounting Pronouncements:

     In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the remaining issues for Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and as a result reached a final consensus on an other-than-temporary impairment model for debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting (i.e., cost method investments). The EITF also reached a consensus that the three-step model used to determine other-than-temporary impairments must be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. On September 30, 2004 the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF 03-1, The Meaning of Other Than Temporary Impairment," delaying the effective date for the recognition and measurement guidance of EITF 03-1 on impairment loss that is other than temporary (i.e., steps two and three of the three-step impairment model), as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The disclosure requirements of the EITF consensus remain in effect. Quantitative and qualitative disclosure requirements for investments accounted for under SFAS No. 115 were effective for the first annual reporting period ending after December 15, 2003. We have disclosed such quantitative and qualitative information in the notes to our consolidated financial statements as of December 31, 2004. All new disclosure requirements related to cost method investments are effective for the annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required.

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Management does not believe adoption of this statement will have a material effect on the Company's consolidated financial statements.

     In December 2004, FASB issued Statement 123(Revised) which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(Revised) is effective for public entities that do not file as small business issuers--as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The new Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. PICO Holdings has a cash based SAR plan which is included in these provisions and described as a Share-based Liability plan. As noted in the notes to the accompanying consolidated financial statements, PICO currently records compensation expense under the variable plan method using the intrinsic value of the SARs. However, the new rules will require PICO to re-measure its liability each reporting period using a fair value approach until the awards are settled. Management is currently assessing the impact adoption of this statement will have on the Company's consolidated financial statements in 2005.

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

      HyperFeed, a 51% owned subsidiary of the Company, sold its consolidated market data feed service contracts and its retail trading business in 2003 and recorded a gain within discontinued operations of $7 million. In 2004, HyperFeed recorded a gain of $500,000 within discontinued operations on the sale of its Consolidated Market Data Feed business as certain milestones on the sale were met. These gains are included in the accompanying consolidated statements of operations in the line item titled "Gain on disposal of discontinued operations, net" for the years ended December 31, 2004 and 2003. For the year ended December 31, 2004, HyperFeed generated a loss of $422,000 from discontinued operations. During the 2003 period HyperFeed was a consolidated subsidiary of the Company, discontinued operations generated income of $545,000. Such amounts are included in "Income from discontinued operations, net," The assets and liabilities of this HyperFeed operation are reported as discontinued operations in the December 31, 2004 and 2003 balance sheets.

     In accordance with SFAS No. 144, Sequoia's results and the results of the HyperFeed operation have been reclassified for all periods presented as discontinued operations in the accompanying consolidated financial statements. The results of operations from discontinued operations and any gain on sale are each reported separately, net of tax on the face of the statement of operations. The results of HyperFeed's discontinued operation are not material and not presented in detail in these notes to the Company's consolidated financial statements. The following is a detail of Sequoia's results for the period included in the accompanying consolidated financial statements:

       STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003
                       AND YEAR ENDED DECEMBER 31, 2002:

                                                       2003          2002
                                                   -----------   -----------
Revenues:
Premium income                                     $13,478,457   $47,102,301
Net investment income and realized gains/losses      2,863,487     5,096,002
Other income                                            91,303       241,195
                                                   -----------   -----------
Total revenues                                      16,433,247    52,439,498

Expenses:
Loss and loss adjustment expenses                    7,657,813    31,175,373
Policy acquisition costs                             4,163,270    15,048,726
Insurance underwriting and other expenses              938,341     1,636,727
                                                   -----------   -----------
Total expenses                                      12,759,424    47,860,826
                                                   -----------   -----------
Income before income taxes and cumulative effect     3,673,823     4,578,672
Provision for income taxes                           1,284,974     1,545,761
Cumulative effect of change in
accounting principle, net                                           (199,105)
                                                   -----------   -----------
Net income                                         $ 2,388,849   $ 2,833,806
                                                   ===========   ===========
Income per common share - basic and diluted        $      0.19   $      0.23
                                                   ===========   ===========

3.   INVESTMENTS:

     At December 31, the cost and carrying value of investments were as follows:

                                                             Gross         Gross
                                                           Unrealized   Unrealized     Carrying
                                               Cost           Gains       Losses         Value
                                           ------------   -----------   -----------  ------------
2004:
Fixed maturities:
   U.S. Treasury securities
      and obligations of U.S.
      government - sponsored enterprises   $ 10,544,388   $    53,575   $ (16,993)   $ 10,580,970
   Corporate securities                      23,621,118       727,452    (123,324)     24,225,246
   Mortgage participation interests           4,673,000                                 4,673,000
                                           ------------   -----------   ---------    ------------
                                             38,838,506       781,027    (140,317)     39,479,216
Equity securities                            83,759,017    59,316,810     (97,614)    142,978,213
                                           ------------   -----------   ---------    ------------
      Total                                $122,597,523   $60,097,837   $(237,931)   $182,457,429
                                           ============   ===========   =========    ============

                                                             Gross        Gross
                                                          Unrealized    Unrealized      Carrying
                                               Cost          Gains        Losses          Value
                                           ------------   -----------   ----------   ------------
2003:
Fixed maturities:
   U.S. Treasury securities
      and obligations of U.S.
      government - sponsored enterprises   $  7,082,293   $   329,102                $  7,411,395
   Corporate securities                      39,610,609       968,512     (48,140)     40,530,981
   Mortgage participation interests           4,673,000                                 4,673,000
                                           ------------   -----------   ---------    ------------
                                             51,365,902     1,297,614     (48,140)     52,615,376
Equity securities                            69,745,247    26,811,054    (250,266)     96,306,035
                                           ------------   -----------   ---------    ------------
      Total                                $121,111,149   $28,108,668   $(298,406)   $148,921,411
                                           ============   ===========   =========    ============

     The amortized cost and carrying value of investments in fixed maturities at December 31, 2004, by contractual maturity, are shown below. Expected maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized      Carrying
                                            Cost         Value
                                        -----------   -----------
Due in one year or less                 $   606,508   $   606,631
Due after one year through five years    23,522,246    24,002,744
Due after five years                     10,036,752    10,196,841
Mortgage participation interests          4,673,000     4,673,000
                                        -----------   -----------
                                        $38,838,506   $39,479,216
                                        ===========   ===========

     Net investment income is as follows for each of the years ended
December 31:

                                2004         2003         2002
                             ----------   ----------   ----------
Investment income:
      Fixed maturities       $1,956,838   $2,465,683   $3,060,988
      Equity securities       2,556,841    1,951,462    1,143,870
      Other                   1,318,073      999,387    1,201,470
                             ----------   ----------   ----------
   Total investment income    5,831,752    5,416,532    5,406,328
Investment expenses:            (32,395)     (46,428)     (21,119)
                             ----------   ----------   ----------
     Net investment income   $5,799,357   $5,370,104   $5,385,209
                             ==========   ==========   ==========

     Pre-tax net realized gain or loss on investments is as follows for each of the years ended December 31:

                                                    2004          2003          2002
                                                -----------   -----------   -----------
Gross realized gains:
      Fixed maturities                          $   205,017   $   142,509   $   383,576
      Equity securities and other investments     5,629,155     3,797,245     8,842,416
                                                -----------   -----------   -----------
   Total gain                                     5,834,172     3,939,754     9,225,992
                                                -----------   -----------   -----------
Gross realized losses:
      Fixed maturities                              (50,393)      (33,960)     (320,949)
      Equity securities and other investments    (2,518,274)   (1,160,137)   (4,695,411)
                                                -----------   -----------   -----------
   Total loss                                    (2,568,667)   (1,194,097)   (5,016,360)
                                                -----------   -----------   -----------
   Net realized gain                            $ 3,265,505   $ 2,745,657   $ 4,209,632
                                                ===========   ===========   ===========

     Realized Gains

     During 2004, the Company sold various securities generating $5.8 million in realized gains. The most significant gain in 2004 was a $3.2 million gain from the sale of Keweenaw Land Association. In 2003, the Company realized a gain of $1.5 million on the sale of shares in Guinness Peat Group. PICO sold its holding of Australian Oil and Gas in 2002 for cash proceeds of $21.1 million, realizing a gain of $8.8 million on the sale.

     Realized Losses

     Included in realized losses are impairment charges on securities. During 2004, 2003 and 2002, the Company recorded other-than-temporary impairments of $1.9 million, $1.1 million and $4.1 million, respectively, on equity securities to recognize what are expected to be other-than-temporary declines in value. The impairment charges are primarily from two securities, Accu Holding and SIHL.

     Accu Holding:

     At December 31, 2004, the Company owned 29.2% of Accu Holding AG, a Swiss corporation. PICO lacks the ability to exercise significant influence based on consideration of a number of factors and therefore accounts for the holding using SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In 2004, 2003 and 2002, the Company recorded other-than-temporary impairments of $1.3 million, $823,000 and $2.2 million, respectively, due to the severity and duration of the decline of Accu's stock price. At December 31, 2004, Accu's market value was $3 million.

     SIHL:

     In 2004, the value of the investment in SIHL continued to decline. Given the severity and duration, the cause of the decline and lack of any evidence to support a recovery of the fair value, Management recorded an impairment charge of $547,000 effectively reducing the carrying amount to zero. The stock continues to trade, however, there is no material market value of the investment at December 31, 2004. In 2003, the Company recorded other-than-temporary impairment of $293,000. At December 31, 2003, the market value of SIHL was $433,000. During 2002, the stock continued to decline which, combined with an announcement from SIHL that a total sale of the company for more than the current market value of the stock was unlikely, caused the Company to record an additional other-than-temporary impairment of $1.6 million. The charge reduced the basis in SIHL to $768,000, which was equivalent to market value at December 31, 2002.

     Jungfraubahn Holding AG:

     At December 31, 2004, the Company owned 1,308,160 (after a 10 for 1 split) shares of Jungfraubahn, which represents approximately 22.4% of the outstanding shares of Jungfraubahn. At December 31, 2004, the market value of the investment was $40.8 million and had an unrealized gain of $15.4 million, before tax. At December 31, 2003, the Company owned 130,577 shares of Jungfraubahn, which represented approximately 22.4% of the outstanding shares of Jungfraubahn. At December 31, 2003, the market value of the investment was $26.7 million and had an unrealized gain of $3.5 million, before tax. During 2002, the Company acquired 17,505 shares for approximately $2.8 million, and became the largest shareholder in Jungfraubahn.

     Despite ownership of more than 20% of the voting stock of Jungfraubahn, the Company continues to account for this investment under SFAS No. 115. At this time, the Company does not believe that it has the requisite ability to exercise "significant influence" over the financial and operating policies of Jungfraubahn, and therefore does not apply the equity method of accounting.

4.   CONSOLIDATION OF HYPERFEED TECHNOLOGIES, INC:

     On May 15, 2003 the Company increased its ownership of HyperFeed from 44% to 51% by purchasing 443,623 shares for $1.2 million and accordingly, now has a controlling financial interest through a direct ownership of a majority voting interest. Consequently, PICO consolidated HyperFeed's results from the date of acquisition forward. The acquisition was accounted for using the purchase method of accounting and accordingly, the accompanying consolidated financial statements include the revenues and expenses and costs of HyperFeed beginning May 15, 2003. Prior to May 15, the Company accounted for its investment in HyperFeed using the equity method of accounting. The following is an allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition:

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
                                           -----------
                                           $ 1,200,000
                                           ===========

     The following are the unaudited pro forma results of PICO for the years ended December 31, 2003 and 2002 assuming the acquisition had taken effect at the beginning of the period:

                                                       2003           2002
                                                   ------------   -----------
Total revenues                                     $ 33,098,458   $49,070,635
Income (loss) before taxes and minority interest    (15,449,874)      337,367
Net income (loss)                                    (3,514,185)    5,019,980
Net income (loss) per share: basic and diluted     $      (0.28)  $      0.41

     In 2003, HyperFeed sold its consolidated market data feed service contracts and its retail trading business and recorded gains within discontinued operations of $7 million. Based on PICO's 51% ownership, net of minority interest, the gain to PICO was approximately $3.6 million. HyperFeed also recorded a gain within discontinued operations of $500,000 in 2004, as certain milestones of the sale of the Consolidated Market Data Feed business were met.

     At December 31, 2004 and 2003, the Company's investment in HyperFeed consisted of 1.5 million shares of common stock, representing 51% of the common shares outstanding; and 310,616 common stock warrants which on a diluted basis would represent an additional 5% voting interest if exercised. At December 31, 2004, the warrants have no fair value as the exercise price is substantially higher than the market price of HyperFeed stock and the warrants expire in April 2005. At December 31, 2003, the carrying value of the investment in common stock warrants was an estimated fair value of $556,000, using the Black-Scholes option-pricing model. The warrants are reported as a derivative instrument under the provisions of SFAS No. 133 and consequently gains and losses for each period are reflected in the caption "Net Realized Loss on Investments" in the Statement of Operations.

     The market value of the common shares at December 31, 2004 and 2003 based on the closing price of HyperFeed common stock is $4.2 million and $9.5 million, respectively.

     The Black-Scholes pricing model incorporates assumptions in calculating an estimated fair value. The following assumptions were used in the computations in each of the three years ended December 31, 2004: no dividend yield for all years; a risk-free interest rate ranging from 1% - 2%; a one year expected life; and a historical cumulative volatility ranging from 109% to 139%.

     At December 31, 2002, the Company's investment in HyperFeed consisted of
1.1 million shares of common stock, representing 44% of the common shares outstanding; and 310,616 common stock warrants which on a diluted basis would represent an additional 6% voting interest if exercised. During 2002, PICO exercised 94,903 common stock warrants in HyperFeed for $305,000. The common stock was recorded using the equity method of accounting. At December 31, 2002, the carrying value of the investment in common stock was $498,000 after recording losses of $2 million before tax and the common stock warrants are valued at an estimated fair value of $65,000, using the Black-Scholes option-pricing model. The difference between the carrying value of the investment and the underlying equity in the net assets or liabilities of HyperFeed was considered goodwill, which is no longer being amortized beginning January 1, 2002. For the year ended December 31, 2002, no goodwill was amortized given the provisions of SFAS No. 142.

     During the three years ended December 31, 2004, HyperFeed recorded various capital transactions that affected PICO's voting ownership percentage. In 2003, through acquisition of additional shares, PICO increased its ownership to 51%. During 2002, the voting percentage declined slightly due to HyperFeed issuing new shares upon option exercises, then ownership increased by approximately 2% upon PICO's exercise of 94,903 common stock purchase warrants and accordingly, PICO increased its voting ownership to 44% at December 31, 2002.

5.   REAL ESTATE AND WATER ASSETS:

     Through its subsidiary Nevada Land, the Company owns land and the related mineral rights and water rights. Through its subsidiary Vidler, the Company owns land and water rights and water storage assets consisting of various real properties in California, Arizona, Colorado and Nevada. The costs assigned to the various components at December 31, were as follows:

                                                          2004           2003
                                                      ------------   ------------
Nevada Land:
   Land and related mineral rights and water rights   $ 37,642,378   $ 42,193,587
                                                      ------------   ------------
Vidler:
   Water and water rights                               25,999,698     24,214,843
   Land                                                 35,482,710     35,457,247
   California water storage (Semitropic)                 2,036,240      1,759,739
   Land improvements, net                                9,539,430      8,644,864
                                                      ------------   ------------
                                                        73,058,078     70,076,693
                                                      ------------   ------------
                                                      $110,700,456   $112,270,280
                                                      ============   ============

     Through November 2008, Vidler is required to make a minimum annual payment for the Semitropic water storage facility of $378,000. These payments are being capitalized and the asset is being amortized over its useful life of thirty-five years. Amortization expense was $102,000 in each of the three years ended December 31, 2004. At December 31, 2004 and 2003, Vidler owns the right to store 30,000 acre-feet of water. Vidler is also required to pay annual operating and maintenance charges and for the years ended December 31, 2004, 2003 and 2002, the Company expensed a total of $148,000, $155,000 and $152,000, respectively.

6.   NOTES AND OTHER RECEIVABLES:

     Notes and other receivables consisted of the following at December 31:

                                      2004          2003
                                  -----------   -----------
Notes receivable                  $12,741,852   $13,118,122
Trade receivable                    1,121,298       510,490
Interest receivable                   462,631       589,322
Other receivables                     985,109     4,663,211
                                  -----------   -----------
                                   15,310,890    18,881,145
Allowance for doubtful accounts      (358,917)   (2,450,604)
                                  -----------   -----------
                                  $14,951,973   $16,430,541
                                  ===========   ===========

     Notes receivable, primarily from the sale of real estate and water assets have a weighted average interest rate of 8% and a weighted average life to maturity of approximately 5 years at December 31, 2004.

     During 2004, other accounts receivable of $2.3 million due from Dominion Capital Pty. Ltd ("Dominion"), for which a provision for uncollectibility was recorded as expense in 2002, were taken off the books as the Company was unable to recover any outstanding amounts.

     At December 31, 2004, notes receivable include $3 million of receivables arising from sales of properties in West Wendover, Nevada in 2003. The properties were sold in 2003 for $14.8 million, and through December 31, 2004 the buyer made principal and interest payments of approximately $12.2 million. The balance of the receivables was due to be repaid by December 31, 2004. However, the regularly scheduled principal and interest payment due at December 31, 2004 has not been received and the receivables are past due. The Company is negotiating with the buyer for collection of the balance due. The receivables are secured by a Deed of Trust over the entire property sold to the buyer. The Company has not recorded an allowance for bad debt at December 31, 2004 because the Company believes the receivable is fully realizable by the value of the land secured by the Deed of Trust. During 2005, the Company received $697,000 of the balance owed and anticipates collecting the remaining $2.3 million.

7.   FEDERAL, FOREIGN AND STATE INCOME TAX:

     The Company and its U.S. subsidiaries (excluding HyperFeed) file a consolidated federal income tax return. Non-U.S. subsidiaries file tax returns in various foreign countries. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. HyperFeed has various deferred tax balances, primarily NOL's, which are fully valued (and excluded from the table below). The valuation of such timing differences creates a $1.8 million and $1.5 million permanent item in PICO's tax provision for 2004 and 2003, respectively, as noted in the rate reconciliation below.

     Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                   2004          2003
                                               -----------   -----------
Deferred tax assets:
Net operating loss carryforwards               $ 8,876,386   $10,077,295
SAR expense                                      5,478,064     2,029,719
Capital loss carryforwards                         152,278     1,304,859
Loss reserves                                    2,797,075     2,790,391
Basis difference on securities                   1,158,813
Unrealized depreciation on securities               34,788       148,345
Impairment charges                               2,968,817     3,095,168
Depreciation on fixed assets                       974,079       670,285
Allowance for bad debts                            963,894       963,894
Employee benefits                                  646,293       111,550
Cumulative loss on SFAS 133 derivatives          1,385,576     1,346,962
Other                                            1,444,529     1,779,474
                                               -----------   -----------
   Total deferred tax assets                    26,880,592    24,317,942
Deferred tax liabilities:
Unrealized appreciation on securities           17,816,101     6,995,708
Revaluation of real estate and water assets     10,855,277    10,383,777
Foreign receivables                              2,317,623     1,608,240
Installment land sales                           1,781,292     1,931,688
Accretion of bond discount                          83,097        81,855
Capitalized lease                                  279,313       279,313
Other                                            1,696,284     1,763,119
                                               -----------   -----------
   Total deferred tax liabilities               34,828,987    23,043,700

Net deferred tax asset (liability) before
   valuation allowance                          (7,948,395)    1,274,242
Valuation allowance                             (1,244,665)   (1,244,665)
                                               -----------   -----------
   Net deferred income tax asset (liability)   $(9,193,060)  $    29,577
                                               ===========   ===========

     Deferred tax assets and liabilities, the recorded valuation allowance, and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management's conclusions as to the ultimate realization of deferred tax assets.

     The State of California has completed income tax audits on the Company's consolidated tax returns for tax years ended December 31, 1997 and 1998. In addition, as a result of the California Assembly Bill 263, which passed the California Legislature in 2004, the Company will amend its 1997, 1998 and 2002 California income tax returns and pay income tax and interest of approximately $1 million by March 31, 2005. Among other things, this Bill established the dividend received deduction from inter-company dividends. The Company has fully provided for this liability at December 31, 2004 and 2003.

     Pre-tax income (loss) from continuing operations for the years ended December 31 was under the following jurisdictions:

               2004           2003           2002
           ------------   ------------   -----------
Domestic   $(15,660,549)  $(12,548,084)  $ 6,639,696
Foreign      (1,236,387)    (1,230,382)   (3,933,720)
           ------------   ------------   -----------
   Total   $(16,896,936)  $(13,778,466)  $ 2,705,976
           ============   ============   ===========

     Income tax expense (benefit) from continuing operations for each of the years ended December 31 consists of the following:

                                              2004          2003          2002
                                          -----------   -----------   -----------
Current tax expense (benefit):
U.S. federal and state                    $  (908,367)  $  (326,200)  $ 2,471,607
Foreign                                        71,952                  (2,412,084)
                                          -----------   -----------   -----------
   Total current tax expense (benefit)       (836,415)     (326,200)       59,523
                                          -----------   -----------   -----------
Deferred tax expense (benefit):
U.S. federal and state                    $(1,957,765)  $  (177,746)  $ 5,334,617
Foreign                                      (253,541)     (698,461)   (3,344,575)
                                          -----------   -----------   -----------
   Total deferred tax expense (benefit)    (2,211,306)     (876,207)    1,990,042
                                          -----------   -----------   -----------
   Total income tax expense (benefit)     $(3,047,721)  $(1,202,407)  $ 2,049,565
                                          ===========   ===========   ===========

     The difference between income taxes provided at the Company's federal statutory rate and effective tax rate is as follows:

                                                               2004          2003          2002
                                                           -----------   -----------   -----------
Federal income tax provision (benefit) at statutory rate   $(5,744,958)  $(4,723,807)  $   920,032
Change in valuation allowance                                                835,917    (2,980,872)
Write off of NOL's previously valued and other items          (809,124)      493,420     2,264,119
Foreign rate differences                                       277,366       243,870       854,064
Valuation of losses in HyperFeed                             1,832,458     1,515,739
Permanent differences                                        1,396,537       432,454       992,222
                                                           -----------   -----------   -----------
   Total                                                   $(3,047,721)  $(1,202,407)  $ 2,049,565
                                                           ===========   ===========   ===========

     Provision has not been made for U.S. or additional foreign tax on the $2.5 million of undistributed earnings of foreign subsidiaries. It is not practical to estimate the amount of additional tax that might be payable. Rate differences within the difference between statutory and effective tax rates reflect foreign results taxed at the local statutory rate, which can be as much as 25% lower than the U.S. statutory rate of 34%. At December 31, 2004 and 2003, the Company had no material federal income tax payable or receivable. As of December 31, 2004, the Company has a U.S. net operating loss carryforward of $25.7 million, which includes $3.7 million of which that may not be utilized due to certain limitations imposed by current tax law.

     The Company's U.S. NOL's (excluding HyperFeed) expire as follows:

Year                     Amount
-------------------   -----------
2009                  $ 2,588,804
2010                      619,708
2018                    4,883,482
2019                    1,885,412
2020                   10,723,873
2021                    1,013,710
2024                    3,946,467
                      -----------
                       25,661,456
Valuation allowance    (3,660,779)
                      -----------
Total                 $22,000,677
                      ===========

8.   PROPERTY AND EQUIPMENT:

     The major classifications of the Company's fixed assets are as follows at December 31:

                                               2004          2003
                                           -----------   -----------
Office furniture, fixtures and equipment   $ 6,366,383   $ 6,760,616
Building and leasehold improvements          1,352,303     1,870,473
                                           -----------   -----------
                                             7,718,686     8,631,089
Accumulated depreciation                    (5,281,765)   (5,513,568)
                                           -----------   -----------
Property and equipment, net                $ 2,436,921   $ 3,117,521
                                           ===========   ===========

     Depreciation expense was $1.2 million, $1.1 million and $456,000 in 2004, 2003, and 2002, respectively.

9.   SHAREHOLDERS' EQUITY:

     Stock Appreciation Rights Plan

     PICO Holdings 2003 Stock Appreciation Rights Plan. On July 2, 2003, all 1,687,242 outstanding stock options were voluntarily surrendered by employees and directors. On July 17, 2003, the Company's shareholders voted to adopt the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program (the "SAR program") to replace the Company's stock option plans and call option agreements. Upon adoption of the SAR program, all 355,539 outstanding options under call option agreements were also surrendered by the holders. The maximum number of SARs issuable under the SAR program may not exceed 2,042,781. 1,962,781 were issued to the prior option holders upon adoption of the SAR program at an exercise price equal to that of the surrendered options. In future periods, in the case of "in the money" SARs (i.e., the market price of PICO stock is higher than the exercise price of the SAR), a charge or benefit is recorded in the Company's consolidated financial statements. The charge or benefit will recognize the change during the period in the difference between the exercise price of "in the money" SARs and the market value of PICO stock at the end of the period. SARs are not considered common stock equivalents for earnings per share computations because they are not converted into common shares of the Company when exercised.

     A summary of the status of the Company's stock options is presented below for the years ended December 31:

                                            2003                    2002
                                   ---------------------   ---------------------
                                                Weighted                Weighted
                                     Shares      Average     Shares      Average
                                   Underlying   Exercise   Underlying   Exercise
                                     Options     Prices      Options     Prices
                                   ----------   --------   ----------   --------
Outstanding at beginning of year    1,687,242    $14.57     1,780,720    $14.60
Granted
Exercised                                                     (17,700)    13.45
Canceled / expired / exchanged     (1,687,242)    14.57       (75,778)    15.62
                                   ----------              ----------
Outstanding at end of year                                  1,687,242     14.57
                                                           ----------    ------
Exercisable at end of year                                  1,668,909     14.57
                                                           ----------    ------

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

                                                                         2004          2003
                                                                     -----------   -----------
Estimated reinsurance recoverable on:
Unpaid losses and loss adjustment expense                            $17,302,699   $17,490,157
Reinsurance recoverable (payable) on paid losses and loss expenses      (145,370)      223,855
                                                                     -----------   -----------
   Reinsurance receivables                                           $17,157,329   $17,714,012
                                                                     ===========   ===========

     Unsecured reinsurance risk is concentrated in the companies shown in the table below. The Company remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

               CONCENTRATION OF REINSURANCE AT DECEMBER 31, 2004

                                           Reported    Unreported    Reinsurer
                                            Claims       Claims       Balances
                                         -----------   ----------   -----------
Odyssey America Reinsurance Corporation  $   312,612   $  350,000   $   662,612
Medical Assurance                          2,038,951      492,745     2,531,696
General Reinsurance                        7,136,581    5,730,513    12,867,094
National Reinsurance Corporation             152,343      152,356       304,699
North Star Reinsurance Corp.                 375,296       93,003       468,299
Swiss American Reinsurance Corporation       375,296       93,003       468,299
                                         -----------   ----------   -----------
                                         $10,391,079   $6,911,620   $17,302,699
                                         ===========   ==========   ===========

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

     In 1994, the Company entered into a retroactive reinsurance arrangement with respect to its MPL business. As a result, Physicians initially recorded a deferred gain on retroactive reinsurance of $3.4 million in 1994. This deferred gain was amortized into income over the expected payout of the underlying claims using the interest method. For the year ended December 31, 2002, the final balance of the deferred gain of $439,000 was recorded in income.

     The following is a summary of the net effect of reinsurance activity on the consolidated financial statements for each of the years ended December 31:

                                                               2004         2003          2002
                                                            ----------   ----------   -----------
Direct premiums written                                                                $        21
Reinsurance premiums assumed                                                                   427
Reinsurance premiums ceded                                                                 (42,217)
                                                                                       -----------
   Net premiums written                                     $       --   $       --    $   (41,769)
                                                            ==========   ==========    ===========

Direct premiums earned                                                                          27
Reinsurance premiums assumed                                                                   394
Reinsurance premiums ceded                                                                 (42,217)
                                                                                       -----------
   Net premiums earned                                      $       --   $       --    $   (41,796)
                                                            ==========   ==========    ===========
Losses and loss adjustment expenses incurred (recovered):
   Direct                                                    1,159,439    4,941,702        859,948
   Assumed                                                     192,102      137,376        (49,314)
   Ceded                                                      (908,257)    (412,054)    (3,156,948)
                                                            ----------   ----------    -----------
Net losses and loss adjustment expense (recovery)              443,284    4,667,024     (2,346,314)
                                                            ==========   ==========    ===========

11.  RESERVES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES:

     Reserves for unpaid losses and loss adjustment expenses on MPL, property and casualty and workers' compensation business represent management's estimate of ultimate losses and loss adjustment expenses and fall within an actuarially determined range of reasonably expected ultimate unpaid losses and loss adjustment expenses.

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

     Management prepares its statutory financial statements of Physicians in accordance with accounting practices prescribed or permitted by the Ohio Department of Insurance ("Ohio Department"). Conversely, Management prepares its statutory financial statements for Citation in accordance with accounting practices prescribed or permitted by the California Department of Insurance. Prescribed statutory accounting practices include guidelines contained in various publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The prescribed accounting practices of the Ohio Department of Insurance do not allow for discounting of claim liabilities. Activity in the reserve for unpaid claims and claim adjustment expenses was as follows for each of the years ended December 31:

                                                     2004           2003           2002
                                                 ------------   ------------   ------------
Balance at January 1                             $ 60,863,884   $52,703,113    $61,537,910
   Less reinsurance recoverable                   (17,490,157)   (7,780,432)    (7,474,854)
                                                 ------------   -----------    -----------
      Net balance at January 1                     43,373,727    44,922,681     54,063,056
                                                 ------------   -----------    -----------
Incurred loss and loss adjustment expenses
   for current accident year claims                                                    117
Incurred loss and loss adjustment expenses
   (recoveries) for prior accident year claims        443,284     4,667,024     (1,907,552)
Retroactive reinsurance                                                           (438,879)
                                                 ------------   -----------    -----------
   Total incurred (recovered)                         443,284     4,667,024     (2,346,314)
                                                 ------------   -----------    -----------
Effect of retroactive reinsurance                                                  438,879
                                                                               -----------
Payments for claims occurring during:
   Current accident year                                                               (50)
   Prior accident years                            (5,125,335)   (6,215,978)    (7,232,890)
                                                 ------------   -----------    -----------
      Total paid                                   (5,125,335)   (6,215,978)    (7,232,940)
                                                 ------------   -----------    -----------
Net balance at December 31                         38,691,676    43,373,727     44,922,681
Plus reinsurance recoverable                       17,302,699    17,490,157      7,780,432
                                                 ------------   -----------    -----------
Balance at December 31                           $ 55,994,375   $60,863,884    $52,703,113
                                                 ============   ===========    ===========

     In 2004, Physicians reported positive development of $489,000 in its medical professional line of business. Citation's property and casualty line of business also reported positive development in 2004 of $254,000 but reported $1.2 million in adverse development in its workers' compensation line of business. In 1997, Citation ceded its workers' compensation business to Fremont Indemnity Company ("Fremont"). However, in July 2003, Fremont was placed in liquidation and as a result Citation recorded a provision of $7.5 million of reinsurance recoverable from Fremont, which is included in incurred loss and loss adjustment expenses for the year ended December 31, 2003. In addition, during 2003, Citation also recorded adverse development in its property and casualty business of $3.9 million. The $11.4 million in negative development in Citation is offset by $6.7 million of positive development within Physicians' medical professional liability loss reserves, reduced after actuarial analysis concluded that Physicians' reserves against claims were significantly greater than the actuary's projections of future claims payments.

12.  EMPLOYEE BENEFIT PLAN:

     PICO maintains a 401(k) defined contribution plan covering substantially all employees of the Company. Matching contributions are based on a percentage of employee compensation. In addition, the Company may make a discretionary contribution at the end of the Plan's fiscal year within limits established by the Employee Retirement Income Securities Act. Total contribution expense for the years ended December 31, 2004, 2003 and 2002 was $397,000, $427,000 and
$837,000, respectively.

13.  REGULATORY MATTERS:

     The regulations of the Departments of Insurance in the states where the Company's insurance subsidiaries are domiciled generally restrict the ability of insurance companies to pay dividends or make other distributions. Based upon statutory financial statements filed with the insurance departments as of December 31, 2004, $9.6 million was available for distribution by the Company's wholly-owned insurance subsidiaries to the parent company without the prior approval of the Department of Insurance in the states in which the Company's insurance subsidiaries are domiciled.

14.  COMMITMENTS AND CONTINGENCIES:

     The Company leases some of its offices under non-cancelable operating leases that expire at various dates through October 2009. Rent expense for the years ended December 31, 2004, 2003 and 2002 for office space was $959,000, $323,000 and $1 million, respectively.

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

     Future minimum payments under all leases for the years ending December 31, are as follows:

   Year
----------
      2005   $1,265,510
      2006    1,045,543
      2007      958,211
      2008      481,353
      2009      477,086
Thereafter    2,928,900
             ----------
Total        $7,156,603
             ==========

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

     In June 2004, Citation filed litigation in the Superior Court of California to recover its workers' compensation trust deposits held by Fremont prior to the liquidation in the amount of $7.1 million. On September 28, 2004, the court ruled against Citation. Therefore, Citation will not receive any distributions from Fremont or CIGA and will not receive any credit for the deposit. In consideration of the potential cost and the apparent limited prospect of obtaining relief, the Company has decided not to appeal.

     In 2000, PICO loaned a total of $2.2 million to Dominion Capital Pty. Ltd. ("Dominion Capital"), a private Australian company. In 2001, $1.2 million of the loans became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO commenced a legal action through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing legal action, and our ability to realize the assets collateralizing the loans, PICO recorded an allowance in 2001 for the total outstanding balance of $2.3 million for the loans and interest. A trial was held in July 2003 in the Australian courts concerning both loans. The Company received the Court's decision in August 2004 and was unsuccessful in its actions. The Company filed an appeal with the Australian courts. After filing the appeal, PICO and the individual who was the majority shareholder of Dominion Capital entered into a deed of settlement and release agreement. Under this agreement, both parties have agreed to discharge each other from any further claims and obligations, including PICO discontinuing its appeal that was filed in the Australian Court of Appeal.

     The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

15. RELATED-PARTY TRANSACTIONS:

     The employment agreements entered into with Ronald Langley and John R. Hart in 1997 and renewed for 4 years on January 1, 2002 provide for annual base salaries of $800,000 subject to annual adjustment in January of each year in the same percentage applicable to PICO's other staff members in an amount deemed adequate to provide for inflation, cost of living, and merit increases based on the CPI and major compensation studies. Each is also entitled to an incentive award based on the growth of the Company's book value per share in excess of a threshold that is calculated as 80% of the previous five year average total return for the S&P 500. The growth in book value per share exceeded the threshold each year in the three years ended December 31, 2004 and an award was accrued in the accompanying consolidated financial statements of $1.2 million, $935,000 and $1.5 million, respectively. In addition, four other executive officers of the Company were awarded incentive compensation for the three years ended December 31, 2004 totaling $426,000, $321,000 and $497,000, respectively, and have been accrued in the accompanying consolidated financial statements.

     In March 2000, an investment partnership registered as PICO Equity Investors, L.P. acquired 3,333,333 shares of PICO stock for approximately $50 million. PICO Equity Investors, an entity managed by PICO Equity Investors Management, LLC, which is owned by three of PICO's current Directors, including the chairman of the board, and its president and chief executive officer, will exercise all voting and investment decisions with respect to these shares for up to 10 years. There is no monetary compensation for the management of either partnership. PICO used the $49.8 million net proceeds to develop existing water and water storage assets, acquire additional water assets, acquire investments, and for general working capital needs.

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

     The Company entered into agreements with its president and chief executive officer, and certain other officers and Directors, to defer compensation into Rabbi Trust accounts held in the name of the Company. The total value of the Rabbi Trusts of $2.7 million, of which $858,000 represents PICO stock with the balance in various stocks and bonds, is included in the Company's consolidated balance sheets. Within these accounts, John Hart owns 19,940 PICO shares, Dr. Richard Ruppert owns 2,505 PICO shares, John Weil owns 8,067 PICO shares, Robert Broadbent owns 8,166 PICO shares, and Carlos Campbell owns 2,639 PICO shares. The trustee for the accounts is Huntington National Bank. The accounts are subject to the claims of outside creditors, and any PICO stock held in the accounts is reported as treasury stock in the consolidated financial statements.

     On November 2, 2004, the Company entered into a Secured Convertible Promissory Note Agreement ("Note") with the Company's 51%-owned subsidiary, HyperFeed. Under the terms of the Note, HyperFeed may borrow up to $1.5 million from the Company, at a rate of interest of 8%. Any amounts borrowed under this Note, together with accrued interest, are to be repaid by November 1, 2005. The Company can elect to convert all or any part of the principal and interest outstanding into common stock of HyperFeed. The conversion price per share is the lower of either the price per share on the date of the Company's election to exercise its conversion right or the price per share as of the date of execution of the Note ($3.00). The maximum number of shares that may be issued under these conversion rights is 611,000. In February 2005, HyperFeed borrowed $575,000 under the Note.

16. STATUTORY INFORMATION:

     The Company and its insurance subsidiaries are subject to regulation by the insurance departments of the states of domicile and other states in which the companies are licensed to operate and file financial statements using statutory accounting practices prescribed or permitted by the respective Departments of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Statutory practices vary in certain respects from generally accepted accounting principles. The principal variances are as follows:

(1) Certain assets are designated as "non-admitted assets" and charged to policyholders' surplus for statutory accounting purposes (principally certain agents' balances and office furniture and equipment).

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

     The Company and its wholly-owned insurance subsidiaries' policyholders' surplus and net income (loss) as of and for the years ended December 31, 2004, 2003 and 2002 on the statutory accounting basis are as follows:

                                            2004          2003          2002
                                        -----------   -----------   -----------
                                        (Unaudited)
Physicians Insurance Company of Ohio:
   Policyholders' surplus               $43,255,603   $45,778,599   $42,266,183
   Statutory net income (loss)          $ 9,628,569   $ 7,659,200   $(4,856,572)
Citation Insurance Company:
   Policyholders' surplus               $19,293,135   $14,303,039   $17,665,606
   Statutory net income (loss)          $   562,129   $(7,589,951)  $ 1,641,070
Sequoia Insurance Company: (1)
   Statutory net loss                                               $(1,499,260)
   Policyholders' surplus                                           $32,301,520

(1) Sequoia Insurance Company, sold in March 2003, is classified as discontinued operations.

17. SEGMENT REPORTING:

     PICO Holdings, Inc. is a diversified holding company. The Company acquires businesses which management believes are undervalued at the time, and have the potential to provide a superior rate of return over time, after considering the risk involved. The Company's over-riding objective is to generate superior long-term growth in shareholders' equity, as measured by book value per share. The Company accounts for segments as described in the significant accounting policies in Note 1.

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

Land and Related Mineral Rights and Water Rights

     PICO is engaged in land and related mineral rights and water rights operations through its subsidiary Nevada Land. Nevada Land owns approximately 1 million acres of land and related mineral and water rights in northern Nevada. Revenue is generated by land sales, land exchanges and leasing for grazing, agricultural and other uses. Revenue is also generated from the development of water rights and mineral rights in the form of outright sales and royalty agreements.

Insurance Operations in Run Off

     This segment is comprised of Physicians Insurance Company of Ohio and Citation Insurance Company.

     Until 1995, Physicians and its subsidiaries wrote medical professional liability insurance, primarily in the state of Ohio. Physicians has stopped writing new business and is in "run off." This means that it is handling claims arising from historical business, and selling investments when funds are needed to pay claims.

     In the past, Citation wrote commercial property and casualty insurance in California and Arizona and workers' compensation insurance in California. Citation ceded all its workers' compensation business in 1997, and ceased writing property and casualty business in December 2000 and is in run off.

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

     PICO seeks to acquire businesses which are undervalued based on fundamental analysis--that is, the assessment of what the company is worth, based on the private market value of its assets, and/or earnings and cash flow. The Company has acquired businesses and interests in businesses through the purchase of private companies and shares in public companies, both directly through participation in financings and from open market purchases. The business must have special qualities, such as unique assets, a potential catalyst for change, or it is in an industry with attractive characteristics. When buying a company, the Company has a long-term horizon, typically 5 years or more; however, the Company is prepared to sell if the price received exceeds the return the Company expects to earn if held.

     Segment information by major operating segment follows:

                                    Land and Related   Water Rights     Insurance        Business
                                     Mineral Rights      and Water    Operations in   Acquisitions &
                                    and Water Rights      Storage        Run Off          Finance       HyperFeed    Consolidated
                                    ----------------   ------------   -------------   --------------   -----------   ------------
2004:
Revenues                               $11,559,905     $ 1,963,943    $  5,747,244     $  2,851,629    $ 6,004,115   $ 28,126,836
Income (loss) before income taxes        5,290,153      (5,701,110)      4,059,818      (15,156,217)    (5,389,580)   (16,896,936)
Identifiable assets                     47,391,982      83,533,742     131,824,847       87,905,906      3,974,546    354,631,023
Depreciation and amortization               90,757       1,183,829          15,526          108,978        711,163      2,110,253
Capital expenditures                        25,536       2,976,546          23,267          122,753      1,746,429      4,894,531

2003:
Revenues                               $ 5,889,560     $16,815,624    $  3,244,748     $  5,548,563    $ 1,380,099   $ 32,878,594
Income (loss) before income taxes        2,004,626        (543,146)     (2,902,354)      (8,111,741)    (4,225,851)   (13,778,466)
Identifiable assets                     46,267,828      88,134,979     118,351,511       68,278,691      9,864,258    330,897,267
Depreciation and amortization               82,344       1,020,341          22,551           63,511        591,772      1,780,519
Capital expenditures                        44,496       2,447,180           3,577           77,186        232,961      2,805,400

2002:
Revenues                               $ 4,414,084     $13,777,016    $  2,625,420     $  8,457,719                  $ 29,274,239
Income (loss) before income taxes          483,513        (897,344)      4,299,987       (1,180,180)                    2,705,976
Identifiable assets                     60,406,824      82,428,762     219,325,970       34,006,655                   396,168,211
Depreciation and amortization               83,605         953,186          27,267           51,658                     1,115,716
Capital expenditures                       188,197         593,863          11,040           42,438                       835,538

     Segment information by geographic region follows:

                                       United
                                       States         Europe       Consolidated
                                    ------------   ------------   -------------
2004
Revenues                            $ 27,616,915   $    509,921   $ 28,126,836
Loss before income taxes             (15,623,800)    (1,273,136)   (16,896,936)
Identifiable assets                  285,687,909     68,943,114    354,631,023
Depreciation and amortization          2,110,253                     2,110,253
Capital expenditures                   4,894,531                     4,894,531

2003
Revenues                            $ 32,722,396   $    156,198   $ 32,878,594
Loss before income taxes             (12,548,084)    (1,230,382)   (13,778,466)
Identifiable assets                  285,378,620     45,518,647    330,897,267
Depreciation and amortization          1,780,519                     1,780,519
Capital expenditures                   2,805,400                     2,805,400

2002
Revenues (charges)                  $ 31,943,501   $ (2,669,262)  $ 29,274,239
Income (loss) before income taxes      6,611,242     (3,905,266)     2,705,976
Identifiable assets                  360,469,577     35,698,634    396,168,211
Depreciation and amortization          1,115,716                     1,115,716
Capital expenditures                     835,538                       835,538

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

                                    December 31, 2004            December 31, 2003
                               ---------------------------   -------------------------
                                 Carrying       Estimated      Carrying     Estimated
                                  Amount       Fair Value       Amount      Fair Value
                               ------------   ------------   -----------   -----------
Financial assets:
   Fixed maturities            $ 39,479,216   $ 39,479,216   $52,615,376   $52,615,376
   Equity securities            142,978,213    142,978,213    96,306,035    96,306,035
   Cash and cash equivalents     17,407,138     17,407,138    24,348,693    24,348,693
Financial liabilities:
   Bank and other borrowings     18,020,559     18,020,559    15,376,640    15,376,640

19. BANK AND OTHER BORROWINGS:

     At December 31, 2004 and 2003, bank and other borrowings consisted of loans and promissory notes incurred to finance the purchase of land and equity securities. The weighted average interest rate on these borrowings was approximately 4.1% and 5.1% at December 31, 2004, and 2003, respectively, with principal and interest due throughout the term.

                                        2004          2003
                                    -----------   -----------
2.74% (3.27% in 2003) Swiss loans   $13,602,457   $10,079,021
5.25% Notes due on demand               465,000
7% - 8% Notes due:
   2005 - 2008                           73,293       263,664
8.5% Notes due:
   2005 and 2004                        240,511     1,042,571
   2006 - 2009                        2,660,293     2,821,265
   2010 - 2019                          652,671       750,217
9% -10% Notes due:
   2005                                  73,793
   2006 - 2008                          252,541       419,902
                                    -----------   -----------
                                    $18,020,559   $15,376,640
                                    ===========   ===========

     Global Equity AG has a loan facility with a Swiss bank of which $11 million (12.5 million CHF) matures in May 2006 and $2.6 million ($3 million CHF) matures in August 2006, for a maximum of $13.6 million (15.5 million CHF) based on a margin not higher than 30% of the securities deposited with the bank. It is anticipated the Company will refinance the loan facility when it becomes due. The actual amount available is dependent on the value of the collateral held after a safety margin established by the bank. It may be used as an overdraft or for payment obligations arising from securities transactions.

     At December 31, 2004 and 2003, $3.9 million and $5.2 million, respectively, of the total outstanding borrowings were recorded within Vidler, primarily incurred to finance the acquisition of lands in the Harquahala Valley in Arizona. The weighted average interest rate of these notes is 8.5% and is collateralized by the purchased properties.

     The Company's future minimum principal repayments for the years ending December 31 are as follows:

2005         $   814,668
2006          13,981,835
2007             370,940
2008             825,967
2009           1,374,479
Thereafter       652,670
             -----------
   Total     $18,020,559
             ===========

20. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

     Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinued amortization of goodwill and established a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 is reflected in Company's consolidated financial statements as a cumulative effect of change in accounting principle. The cumulative adjustment of $2 million is comprised of a gain from recognizing negative goodwill of $2.8 million offset by write-offs of goodwill of $800,000.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

     Management is responsible for the preparation of the company's consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly present the form and substance of transactions and that the financial statements reasonably present the company's financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the company's financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

     Deloitte & Touche LLP, an independent registered public accounting firm, audits the company's consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an objective, independent review of the fairness of reported operating results and financial position.

     The board of directors of the company has an Audit Committee composed of three independent directors. The committee meets periodically with financial management and Deloitte & Touche LLP to review accounting, control, auditing and financial reporting matters.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of company management, including the principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission. Based on the company's evaluation under the framework in Internal Control-Integrated Framework, management concluded that the company's internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, as stated in its report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PICO Holdings, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that PICO Holdings, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Diego, California
March 11, 2005

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CODE OF ETHICS OF REGISTRANT

     The information required by this item regarding directors will be set forth in the section headed "Election of Directors" in our definitive proxy statement with respect to our 2005 annual meeting of shareholders, to be filed on or before April 30, 2005 and is incorporated herein by reference. The information required by this item regarding the Company's code of ethics will be set forth in the section headed "Code Of Ethics" in our definitive 2005 proxy statement and is incorporated herein by reference. Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be set forth in the section headed "Executive Compensation" in our 2005 definitive proxy statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be set forth in the section headed "Security Ownership of Certain Beneficial Owners and Management" in our 2005 definitive proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be set forth in the section headed "Certain Relationships and Related Transactions" and "Compensation Committee, Interlocks and Insider Participation" in our definitive 2005 proxy statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item will be set forth in the section headed "Fees Paid to Deloitte & Touche LLP" in our definitive 2005 proxy statement and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

          1.   FINANCIAL STATEMENTS.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               Independent Auditors' Reports .................................    66-67
               Consolidated Balance Sheets as of December 31, 2004 and 2003       68-69
               Consolidated Statements of Operations for the Years
                  Ended December 31, 2004, 2003 and 2002 .....................      70
               Consolidated Statements of Shareholders' Equity
                  for the Years Ended December 31, 2004, 2003 and 2002 .......    71-73
               Consolidated Statements of Cash Flows for the Years
                  Ended December 31, 2004, 2003 and 2002 .....................      74
               Notes to Consolidated Financial Statements ....................    75-101

          2.   FINANCIAL STATEMENT SCHEDULES.

               Independent Auditors' Report ..................................     106
               Schedule I - Condensed Financial Information of Registrant ....   107-108
               Schedule II - Valuation and Qualifying Accounts ...............     109
               Schedule V - Supplementary Insurance Information ..............   110-112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PICO Holdings, Inc.

We have audited the consolidated financial statements of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 11, 2005 (which report on the consolidated financial statements includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets in 2002); such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

San Diego, California
March 11, 2005

                                   SCHEDULE I

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                                                                           December 31,   December 31,
                                                                               2004           2003
                                                                           ------------   ------------
ASSETS
Cash and cash equivalents                                                  $  9,291,851   $  6,646,086
Investments in subsidiaries (eliminated in consolidation)                   205,073,285    159,428,214
Equity securities and other investments                                      11,967,876     33,111,733
Deferred income taxes
                                                                              7,188,824      7,852,006
Otherassets (Intercompany receivable of $32.3 million in 2004, and
   $26.7 million in 2003 eliminated in consolidation)                        33,434,215     39,409,614
                                                                           ------------   ------------
   Total assets                                                            $266,956,051   $246,447,653
                                                                           ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expense and other liabilities                                      $ 27,026,753   $ 17,287,251
                                                                           ------------   ------------
Common stock, $.001 par value, authorized 100,000,000 shares:
   issued 16,801,923 at December 31, 2004 and at December 31, 2003               16,802         16,802
Additional paid-in capital                                                  236,089,222    236,082,703
Accumulated other comprehensive income                                       36,725,700     15,283,404
Retained earnings                                                            45,524,219     56,082,903
                                                                           ------------   ------------
                                                                            318,355,943    307,465,812
Less treasury stock, at cost (2004: 4,435,444 shares and 2003: 4,428,389
shares)                                                                     (78,426,645)   (78,305,410)
                                                                           ------------   ------------
   Total shareholders' equity                                               239,929,298    229,160,402
                                                                           ------------   ------------
   Total liabilities and shareholders' equity                              $266,956,051   $246,447,653
                                                                           ============   ============

 This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's 2004 Form 10-K

                                   SCHEDULE I

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                       2004           2003           2002
                                                                   ------------   ------------   -----------
Investment income, net (Intercompany interest of $3.1 million in
2004,
   $3.2 million in 2003, and $3 million in 2002 eliminated in      $  5,484,542   $  6,417,240   $13,913,246
      consolidation)
Equity in loss of subsidiaries                                       (2,135,617)    (8,528,754)   (1,422,091)
                                                                   ------------   ------------   -----------
   Total revenues (charges)                                           3,348,925     (2,111,514)   12,491,155
Expenses (Intercompany interest of $1.1 million in 2004, $1.7 million in 2003, and $1.7 million in 2002 eliminated
   in consolidation)                                                 18,639,014     15,017,239     9,862,307
                                                                   ------------   ------------   -----------
Income (loss) from continuing operations before income taxes        (15,290,089)   (17,128,753)    2,628,848
Provision (benefit) for income taxes                                 (4,653,685)    (3,392,527)    1,518,253
                                                                   ------------   ------------   -----------
Income (loss) before cumulative effect                              (10,636,404)   (13,736,226)    1,110,595
Income from discontinued operations, net                                 77,720     10,498,414     2,833,806
Cumulative effect of accounting change, net                                                        1,984,744
                                                                   ------------   ------------   -----------
Net income (loss)                                                  $(10,558,684)  $ (3,237,812)  $ 5,929,145
                                                                   ============   ============   ===========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                     2004           2003           2002
                                                                 ------------   ------------   ------------
Cash flow from operating activities:
   Net income (loss)                                             $(10,558,684)  $ (3,237,812)  $  5,929,145
   Adjustments to reconcile net income (loss) to net cash used or provided by operating activities:
      Equity in loss of subsidiaries                                2,135,617      8,528,754      1,422,091
      Income from discontinued operations, net                        (77,720)   (10,498,414)    (2,833,806)
      Cumulative effect of accounting change, net                                                (1,984,744)
      Changes in assets and liabilities:
         Accrued expenses and other liabilities                     9,739,501      8,685,843      8,367,856
         Other assets                                               6,638,581     (3,094,770)    (1,831,625)
                                                                 ------------   ------------   ------------
         Net cash provided by operating activities                  7,877,295        383,601      9,068,917
                                                                 ------------   ------------   ------------
   Cash flow from investing activities:
      Proceeds from sale of investments                            10,988,612      8,539,180     21,100,950
      Proceeds from maturities of investments                                     18,673,000
      Purchase of investments                                     (16,105,426)   (34,296,877)   (18,443,560)
                                                                 ------------   ------------   ------------
         Net cash provided by (used in) investing activities       (5,116,814)    (7,084,697)     2,657,390

Cash flow from financing activities:
   Cash received from exercise of stock options                                                     238,066
   Other                                                                6,519
      Purchase of treasury shares for deferred compensation
         plans                                                       (121,235)       (83,218)       (93,557)
                                                                 ------------   ------------   ------------
         Net cash provided by (used in) financing activities         (114,716)       (83,218)       144,509
                                                                 ------------   ------------   ------------
         Increase (decrease) in cash and cash equivalents           2,645,765     (6,784,314)    11,870,816
Cash and cash equivalents, beginning of year                        6,646,086     13,430,400      1,559,584
                                                                 ------------   ------------   ------------
Cash and cash equivalents, end of year                           $  9,291,851   $  6,646,086   $ 13,430,400
                                                                 ============   ============   ============

 This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K

                                   SCHEDULE II

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                   Additions (1)
                                      Balance at     Charged to                   Balance
                                       Beginning     Costs and                      End
             Description               of Period      Expenses      Deductions   of Period
-----------------------------------   ----------   --------------   -----------   ---------
Year-end December 31, 2004:
   Allowance for doubtful accounts    $2,450,604      308,917       $(2,400,604)  $  358,917
   Deferred tax valuation allowance   $1,244,665                                   1,244,665

Year-end December 31, 2003:
   Allowance for doubtful accounts    $2,500,604      420,000       $  (470,000)  $2,450,604
   Deferred tax valuation allowance   $  408,748      835,917                      1,244,665

Year-end December 31, 2002:
   Allowance for doubtful accounts    $2,500,604                                  $2,500,604
   Deferred tax valuation allowance   $3,389,620                    $(2,980,872)     408,748

(1)  Includes $150,000 in 2003 from the consolidation of HyperFeed.

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)
                                DECEMBER 31, 2004

                                  Losses,
                                  Claims                  Losses
                                 and Loss       Net         and       Other
                                  Expense   Investment     Loss     Operating
                                 Reserves     Income     Expenses    Expenses
                                 --------   ----------   --------   ---------
Medical professional liability    $19,593     $3,656       $(489)    $   728
Property and casualty
   and workers' compensation       36,401      2,092         932         516
                                  -------     ------       -----     -------
Total medical professional
   liability and property and
   casualty and workers'
   compensation                    55,994      5,748         443       1,244
Other operations                                  51                  43,337
                                  -------     ------       -----     -------
Total continuing                  $55,994     $5,799       $ 443     $44,581
                                  =======     ======       =====     =======

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 2003

                                  Losses,                 Losses
                                  Claims        Net         and       Other
                                 and Loss   Investment     Loss     Operating
                                 Expenses     Income     Expenses    Expenses
                                 --------   ----------   --------   ---------
Medical professional liability    $23,626     $1,353     $(6,753)    $   876
Property and casualty and
   workers' compensation           37,238      1,327      11,420         604
                                  -------     ------     -------     -------
Total medical professional
   liability and property
   and casualty and workers'
   compensation                    60,864      2,680       4,667       1,480
Other operations                               2,690                  39,945
                                  -------     ------     -------     -------
Total continuing                  $60,864     $5,370     $ 4,667     $41,425
                                  =======     ======     =======     =======

                                   SCHEDULE V

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)
                                December 31, 2002

                                  Losses,
                                  Claims                             Losses
                                 and Loss                 Net          and        Other        Net
                                  Expense   Premium   Investment      Loss      Operating   Premiums
                                 Reserves   Revenue     Income     Recoveries    Expenses    Written
                                 --------   -------   ----------   ----------   ---------   --------
Medical professional liability    $36,398    $ 382      $  679      $(1,458)     $   395     $ 382
Property and casualty
   and workers' compensation       16,305     (424)      1,589         (888)         276      (424)
                                  -------    -----      ------      -------      -------     -----
Total medical professional
   liability and property
   and casualty workers'
   compensation                    52,703      (42)      2,268       (2,346)         671       (42)
Other operations                                         3,117                    26,035
                                  -------    -----      ------      -------      -------     -----
Total continuing                  $52,703    $ (42)     $5,385      $(2,346)     $26,706     $ (42)
                                  =======    =====      ======      =======      =======     =====

EXHIBITS

 Exhibit
  Number                            Description
---------                           -----------
    + 3.1   Amended and Restated Articles of Incorporation of PICO.
   ++ 3.2   Amended and Restated By-laws of PICO.
 +++ 10.1   PICO Holdings, Inc. 2003 Stock Appreciation Rights Program.
++++ 10.2   Employment Agreement of Ronald Langley.
++++ 10.3   Employment Agreement of John R. Hart.
++++ 10.4   Bonus Plan of Dorothy A. Timian-Palmer.
++++ 10.5   Bonus Plan of Stephen D. Hartman.
      21.   Subsidiaries of PICO. See "Notes To Consolidated Financial
            Statements, 1. Nature of Operations and Significant
            Accounting Policies."
     23.1   Independent Auditors' Consent - Deloitte & Touche LLP.
     23.2   Independent Auditors' Consent - KPMG LLP.
     31.1   Certification of Chief Executive Officer pursuant to
            Rule 13a-14(a)/15d-14(a) as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2   Certification of Chief Financial Officer pursuant to
            Rule 13a-14(a)/15d-14(a) as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1   Certification of Chief Executive Officer pursuant to
            U.S.C. Section 1350 (Section 906 of the
            Sarbanes-Oxley Act of 2002).
     32.2   Certification of Chief Financial Officer pursuant to
            U.S.C. Section 1350 (Section 906 of the
            Sarbanes-Oxley Act of 2002).

----------
+ Incorporated by reference to exhibit of same number filed with Form 8-K dated December 4, 1996.

++ Filed as Appendix to the prospectus in Part I of Registration Statement on Form S-4 (File No. 333-06671).

+++ Incorporated by reference to Proxy Statement for Annual Meeting of Shareholders to be Held on July 17, 2003, dated May 27, 2003, and filed with the SEC on April 30, 2003.

++++ Incorporated by reference to exhibit of same number filed with Form 8-K dated February 24, 2005.

(B)  REPORTS ON FORM 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2005

                                        PICO Holdings, Inc.


                                        By: /s/ John R. Hart
                                            ------------------------------------
                                            John R. Hart
                                            Chief Executive Officer
                                            President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 11, 2005 by the following persons in the capacities indicated.



/s/ Ronald Langley                      Chairman of the Board
-------------------------------------
Ronald Langley


/s/ John R. Hart                        Chief Executive Officer, President and Director
-------------------------------------   (Principal Executive Officer)
John R. Hart


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