Form 10-Q
period 2005-03-31
PICO HOLDINGS INC /NEW
filed 2005-05-09
CIK 830122

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 12,366,440 as of March 31, 2005, excluding 3,228,300 shares of common stock held by the registrant's subsidiaries.

                               PICO HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I:  FINANCIAL INFORMATION

   Item 1:   Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of
             March 31, 2005 and December 31, 2004                           3

             Condensed Consolidated Statements of Operations for the
             Three Months Ended March 31, 2005 and 2004                     4

             Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2005 and 2004                     5

             Notes to Condensed Consolidated Financial Statements           6

   Item 2:   Management's Discussion and Analysis of Financial
             Condition and the Results of Operations                       10

   Item 3:   Quantitative and Qualitative Disclosure About Market
             Risk                                                          19

   Item 4:   Controls and Procedures                                       19

PART II: OTHER INFORMATION

   Item 1:   Legal Proceedings                                             20

   Item 2:   Unregistered Sales of Equity Securities and Use of
             Proceeds                                                      20

   Item 3:   Defaults Upon Senior Securities                               20

   Item 4:   Submission of Matters to a Vote of Security Holders           20

   Item 5:   Other Information                                             20

   Item 6:   Exhibits                                                      21

   Signature                                                               22

PART I: FINANCIAL INFORMATION

ITEM I: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              March 31,    December 31,
                                                                2005           2004
                                                            ------------   ------------
                          ASSETS

Investments                                                 $195,840,491   $182,457,429
Cash and cash equivalents                                     15,264,197     17,407,138
Notes and other receivables, net                              13,185,243     14,951,973
Reinsurance receivables                                       17,057,529     17,157,329
Real estate and water assets, net                            110,489,662    110,700,456
Property and equipment, net                                    2,174,424      2,436,921
Other assets                                                   8,077,422      9,512,807
Other assets - Discontinued Operations                            57,692          6,970
                                                            ------------   ------------
      Total assets                                          $362,146,660   $354,631,023
                                                            ============   ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid losses and loss adjustment expenses                  $ 54,066,009   $ 55,994,375
Reinsurance balance payable                                      673,024        673,024
Stock appreciation rights liability                           25,600,397     15,731,741
Bank and other borrowings                                     17,372,264     18,020,559
Net deferred income taxes                                     11,084,802      9,193,060
Other liabilities                                             10,427,700     11,989,257
Other liabilities - Discontinued Operations                      967,271        759,372
                                                            ------------   ------------
   Total liabilities                                         120,191,467    112,361,388
                                                            ------------   ------------
Minority interest                                              1,510,098      2,340,337
                                                            ------------   ------------
Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized
   100,000,000 shares, 16,801,923 issued in 2005 and 2004         16,802         16,802
Additional paid-in capital                                   236,089,222    236,089,222
Retained earnings                                             38,560,871     45,524,219
Accumulated other comprehensive income                        44,205,684     36,725,700
Treasury stock, at cost (common shares: 4,435,483 in 2005
   and 4,435,444 in 2004)                                    (78,427,484)   (78,426,645)
                                                            ------------   ------------
   Total shareholders' equity                                240,445,095    239,929,298
                                                            ------------   ------------
         Total liabilities and shareholders' equity         $362,146,660   $354,631,023
                                                            ============   ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                          2005           2004
                                                      ------------   -----------
Revenues:
   Net investment income                              $  1,190,132   $ 1,077,754
   Net realized gain (loss) on investments               3,479,951      (335,128)
   Sale of real estate and water assets                  2,154,080       276,499
   Rents, royalties and lease income                       294,184       315,599
   Service revenue                                         889,054       838,127
   Other                                                   108,772       223,959
                                                      ------------   -----------
Total revenues                                           8,116,173     2,396,810
                                                      ------------   -----------
Costs and Expenses:
   Operating and other costs                             7,185,428     7,689,918
   Stock appreciation rights expense                     9,878,347     1,512,091
   Cost of real estate and water assets sold               742,048       111,676
   Cost of service revenue                                 283,243       463,668
   Depreciation and amortization                           565,461       534,114
   Interest                                                235,234       184,970
                                                      ------------   -----------
   Total costs and expenses                             18,889,761    10,496,437
                                                      ------------   -----------
   Loss before income taxes and  minority interest     (10,773,588)   (8,099,627)
Benefit for income taxes                                (3,001,172)   (1,589,221)
                                                      ------------   -----------
   Loss before minority interest                        (7,772,416)   (6,510,406)

Minority interest in loss of subsidiaries                  831,667     1,441,071
                                                      ------------   -----------
Loss from continuing operations                         (6,940,749)   (5,069,335)
   Income (loss) from discontinued operations,
      net of tax                                           (22,599)       51,326
                                                      ------------   -----------
Net loss                                              $ (6,963,348)  $(5,018,009)
                                                      ============   ===========
Net loss per common share - basic and diluted:
   Loss from continuing operations                    $      (0.56)  $     (0.41)
   Discontinued operations
                                                      ------------   -----------
      Net loss per common share                       $      (0.56)  $     (0.41)
                                                      ============   ===========
Weighted average shares outstanding                     12,366,440    12,370,264
                                                      ============   ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      PICO HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                     2005          2004
                                                                 -----------   ------------
OPERATING ACTIVITIES:
   Net cash used in operating activities                         $(3,833,844)  $ (5,443,538)
   Net cash provided by (used in) discontinued operations            157,185       (521,521)
                                                                 -----------   ------------
                                                                  (3,676,659)    (5,965,059)
                                                                 -----------   ------------
INVESTING ACTIVITIES:
   Purchases of investments                                       (5,373,462)   (11,797,384)
   Proceeds from sale of investments                               5,822,036      7,814,816
   Proceeds from maturity of investments                             605,000
   Purchases of property and equipment                              (368,743)      (265,368)
   Purchases of minority interest in subsidiaries                                (1,312,686)
   Capitalized software costs                                       (338,980)      (334,489)
                                                                 -----------   ------------
      Net cash provided by (used in) investing activities            345,851     (5,895,111)
                                                                 -----------   ------------
FINANCING ACTIVITIES:
   Repayments of debt                                                (42,874)       (13,074)
   Proceeds from borrowings                                           35,000      2,394,636
   Proceeds from exercise of stock options (HyperFeed)                 1,428         20,661
   Purchase of treasury stock for deferred compensation plans           (839)       (52,645)
                                                                 -----------   ------------
      Net cash provided by (used in) financing activities             (7,285)     2,349,578
                                                                 -----------   ------------

Effect of exchange rate changes on cash                            1,195,152        402,546
                                                                 -----------   ------------
DECREASE IN CASH AND CASH EQUIVALENTS                             (2,142,941)    (9,108,046)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    17,407,138     24,348,693
                                                                 -----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $15,264,197   $ 15,240,647
                                                                 ===========   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest:                                       $   155,884   $     91,947
                                                                 ===========   ============
   Cash paid for taxes:                                          $ 1,132,311
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

          In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

          These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and the Results of Operations and Risk Factors contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

          The preparation of condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's condensed consolidated financial statements relate to the assessment of the carrying value of real estate and water assets, investments, unpaid losses and loss adjustment expenses, deferred income taxes, accounts and loans receivable, and contingent liabilities. While management believes that the carrying values of such assets and liabilities are appropriate as of March 31, 2005 and December 31, 2004, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

     Stock-Based Compensation

          The Company has a Stock Appreciation Rights Program (the "SAR program"), which is a stock-based compensation program. The maximum number of SARs issuable under the plan is approximately 2 million and at March 31, 2005, 80,000 remain that could be issued. Included in the accompanying condensed consolidated financial statements, in the case of "in the money" SARs (i.e., the market price of PICO stock is higher than the exercise price of the SAR), a charge is recorded in the statement of operations. The charge recognizes the change during the period in the difference between the exercise price of "in the money" SARs and the market value of PICO stock at the end of the period. For the three months ended March 31, 2005 and 2004 a charge of $9.9 million and $1.5 million, respectively, was recorded. The accrued benefit payable under this program is $25.6 million at March 31, 2005. During 2005, 1,500 SARs were exercised and the Company paid $9,700 on exercise.

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

          Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 148, the Company's net income and net loss per share would approximate the following pro forma amounts for the three months ended March 31:

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                 2005          2004
                                                             -----------   -----------
Reported net loss                                            $(6,963,348)  $(5,018,009)
Add: stock-based compensation recorded, net of income tax      6,519,709       997,980
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of income tax                                          --            --
                                                             -----------   -----------
Pro forma net loss                                           $  (443,639)  $(4,020,029)
                                                             ===========   ===========
   Reported net loss per share: basic and diluted            $     (0.56)  $     (0.41)
                                                             ===========   ===========
   Pro forma net loss per share: basic and diluted           $     (0.04)  $     (0.32)
                                                             ===========   ===========

          No stock-based compensation is reported in the table above since all awards granted were previously vested and no additional grants have been made.

          Had there been stock-based awards to value, the Company would use the Black-Scholes valuation model. This model requires the input of highly subjective assumptions, including the expected stock price volatility and estimated life of the stock-based compensation. Because the Company SARs have characteristics significantly different from those of any like instrument that is publicly traded, and because changes in the subjective input assumptions can materially change the fair value estimate, management believes the existing model does not necessarily provide a reliable single measure of the fair value of its SARs.

          The effects of applying SFAS No. 148 in this pro forma disclosure are not indicative of future amounts.

     Notes and Other Receivables

          At March 31, 2005, notes receivable includes a $1.5 million receivable arising from a sale of property in West Wendover, Nevada in 2003. The property was sold for $12 million, and through March 31, 2005 the buyer had made scheduled principal and interest payments of approximately $10.5 million. The balance of the receivable was due to be repaid in full by December 31, 2004. However, the regularly scheduled principal and interest payment due were not paid timely, and the receivable went past due. The Company has allowed the buyer of the property additional time to pay the balance by extending the due date until March 2006. The Company received $1.4 million of the balance during 2005. The receivable is secured by a first Deed of Trust over the entire property sold to the buyer. The Company has not recorded an allowance for bad debt at December 31, 2004 and March 31, 2005 because the Company believes the receivable is fully realizable by the value of the land secured by the first Deed of Trust.

     Recently Issued Accounting Pronouncements

          In December 2004, FASB issued Statement 123(Revised), Share-Based Payment, which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(Revised) is effective for public entities that do not file as small business issuers--as of the beginning of the first quarter of the first fiscal period that begins after June 15, 2005. The new Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. PICO Holdings has a cash based SAR plan which is included in these provisions and described as a Share-based Liability plan. PICO currently records compensation expense under the variable plan method using the intrinsic value of the SARs. However, the new rules will require PICO to re-measure its liability each reporting period using a fair value approach until the awards are settled. Management is currently assessing the impact adoption of this statement will have on the Company's consolidated financial statements.

2.   NET LOSS PER SHARE

          Basic earnings per share is computed by dividing net earnings by the weighted average shares outstanding during the period. For the three months ended March 31, 2005 and March 31, 2004, the Company has no common stock equivalents, and consequently, diluted earnings per share is identical to basic earnings per share.

3.   COMPREHENSIVE INCOME

          The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

          The components of comprehensive income are as follows:

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                           2005          2004
                                                       -----------   -----------
Net income (loss)                                      $(6,963,348)  $(5,018,009)
Net change in unrealized appreciation
   (depreciation) on available for sale investments      7,663,942     9,521,291
Net change in foreign currency translation                (183,958)        8,548
                                                       -----------   -----------
Total comprehensive income                             $   516,636   $ 4,511,830
                                                       ===========   ===========

          Total comprehensive income for the three months ended March 31, 2005 and 2004 is net of deferred income tax charges of $1.9 million and $2.5 million, respectively.

The components of accumulated other comprehensive income:

                                          March 31,    December 31,
                                             2005          2004
                                         -----------   ------------
Unrealized appreciation on
   available for sale investments        $49,611,104   $41,947,162
Foreign currency translation              (5,405,420)   (5,221,462)
                                         -----------   -----------
Accumulated other comprehensive income   $44,205,684   $36,725,700
                                         ===========   ===========

          Accumulated other comprehensive income is net of deferred income tax liabilities of $23.6 million and $18.2 million at March 31, 2005 and December 31, 2004, respectively.

4.   COMMITMENTS AND CONTINGENCIES

          On November 2, 2004, the Company entered into a Secured Convertible Promissory Note Agreement ("Note") with the Company's 51%-owned subsidiary, HyperFeed Technologies, Inc. ("HyperFeed"). On March 28, 2005, the terms of the note were significantly modified to increase the maximum borrowing under the note from $1.5 million to $4 million and to change the exercise price of the conversion right to the lesser of 80% of the 5 day average at March 28, 2005, or 80% of the 5 day average at the exercise date. The Company can elect to convert all or any part of the principal and interest outstanding into common stock of HyperFeed at any time. The Company has eliminated the intercompany note and related interest expense.

          (See also Liquidity and Capital Resources section in Management's Discussion and Analysis of Financial Condition and Results of Operations.)

          The Company is subject to various litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5.   DISCONTINUED OPERATIONS

          During 2003, HyperFeed classified a segment of its business as discontinued operations. These operations generated a loss of $23,000 for the three months ended March 31, 2005 and $51,000 in income for the three months ended March 31, 2004. At March 31, 2005 discontinued operations reported assets of $58,000 and liabilities of $967,000.

6.   SEGMENT REPORTING

          PICO Holdings, Inc. is a diversified holding company engaged in five major operating segments: Vidler Water Company, Nevada Land & Resource Company, Business Acquisitions and Financing, Insurance Operations in Run Off, and HyperFeed Technologies, Inc.

          The accounting policies of the reportable segments are the same as those described in the Company's 2004 Annual Report on Form 10-K. Management analyzes segments using the following information:

          Segment assets:

                                      At March 31,   At December 31,
                                          2005             2004
                                      ------------   ---------------
TOTAL ASSETS:
Vidler Water Company                  $ 85,183,604     $ 83,533,742
Nevada Land and Resource Company        46,836,601       47,391,982
Business Acquisitions and Financing     89,522,291       87,905,906
Insurance Operations in Run Off        136,891,643      131,824,847
HyperFeed Technologies, Inc.             3,712,521        3,974,546
                                      ------------     ------------
                                      $362,146,660     $354,631,023
                                      ============     ============

          Segment revenues and income (loss) before taxes and minority interest for the first quarter of 2005 and 2004 were:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         2005           2004
                                                     ------------   -----------
REVENUES:
Vidler Water Company                                 $    407,000   $   363,000
Nevada Land & Resource Company                          2,367,000       539,000
Business Acquisitions and Financing                     1,862,000      (222,000)
Insurance Operations in Run Off                         2,591,000       872,000
HyperFeed Technologies                                    889,000       845,000
                                                     ------------   -----------
   Total Revenues                                    $  8,116,000   $ 2,397,000
                                                     ============   ===========

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST:
Vidler Water Company                                 $ (1,518,000)  $(1,386,000)
Nevada Land & Resource Company                          1,239,000       (26,000)
Business Acquisitions and Financing                   (11,048,000)   (4,560,000)
Insurance Operations in Run Off                         2,253,000       526,000
HyperFeed Technologies                                 (1,700,000)   (2,654,000)
                                                     ------------   -----------
   Loss Before Taxes and Minority Interest           $(10,774,000)  $(8,100,000)
                                                     ============   ===========

7.   SUBSEQUENT EVENTS

     HARQUAHALA VALLEY, ARIZONA

          On April 5, 2005, the Company announced that Vidler had agreed to sell approximately 42,000 acre-feet of water rights and the related 15,470 acres of land in the Harquahala Valley for $95.2 million. A deposit of $1 million was received on April 4, 2005, a further $4 million was received on May 4, 2005, and the balance is scheduled to be paid in cash at closing on June 30, 2005. At the time the sale closes, Vidler's cost of the assets is expected to be approximately $37 million. If the sale closes as expected, Vidler will own approximately 2,880 acre-feet of groundwater rights in Arizona.

     LINCOLN COUNTY WATER DISTRICT, NEVADA

          On April 22, 2005, the Company announced that the Lincoln County Water District and Vidler ("Lincoln/Vidler") entered into an agreement to sell water to a developer. Lincoln/Vidler has agreed to sell the developer an initial amount of 2,100 acre-feet of water for approximately $15.7 million, which represents a price of $7,500 per acre-foot. The developer has agreed to pay 20% of the purchase price by June 15, 2005, and the balance by August 9, 2005.

          The developer has up to 10 years to purchase an additional 7,240 acre-feet of water, as and when supplies are permitted from existing applications. The initial price of $7,500 per acre-foot will increase at 10% each year. In addition, the developer will pay a commitment fee equal to 10% of the outstanding balance of unpurchased water each year, beginning August 9, 2006, which will be applied to the purchase of water. Under the agreement between the Lincoln County Water District and Vidler Water Company, the proceeds from the sale of water will be shared equally after Vidler is reimbursed for the expenses incurred in developing water resources in Lincoln County.

     PRIVATE PLACEMENT OF COMMON STOCK

          On May 6, 2005, the Company announced that it had entered into definitive agreements to sell 905,000 shares of newly-issued common stock to institutional investors at a price of $25 per share. After placement costs, the net proceeds to the Company will be approximately $21.4 million.

          The shares have not been registered under the Securities Act. The Company will file a Form S-3 registration statement with the Securities and Exchange Commission to register the resale of the newly-issued 905,000 common shares after the closing of the transaction.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-Q (INCLUDING THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTION) CONTAINS "FORWARD-LOOKING STATEMENTS" REGARDING OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND PROSPECTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS ABOUT OUR EXPECTATIONS, BELIEFS, INTENTIONS, ANTICIPATED DEVELOPMENTS, AND OTHER INFORMATION CONCERNING FUTURE MATTERS. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," AND SIMILAR EXPRESSIONS OR VARIATIONS OF SUCH WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q.

     ALTHOUGH FORWARD-LOOKING STATEMENTS IN THE FORM 10-Q REPRESENT THE GOOD FAITH JUDGMENT OF OUR MANAGEMENT, SUCH STATEMENTS CAN ONLY BE BASED ON FACTS AND FACTORS CURRENTLY KNOWN BY US. CONSEQUENTLY, FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, AND THE ACTUAL RESULTS AND OUTCOMES COULD DIFFER FROM THOSE DISCUSSED IN OR ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES IN RESULTS AND OUTCOMES INCLUDE, WITHOUT LIMITATION, THOSE DISCUSSED UNDER THE HEADING "RISK FACTORS" AND ELSEWHERE IN OUR 2004 ANNUAL REPORT ON FORM 10-K. READERS ARE URGED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS FORM 10-Q. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE ANY FORWARD-LOOKING STATEMENT IN ORDER TO REFLECT ANY EVENT OR CIRCUMSTANCE WHICH MAY ARISE AFTER THE DATE OF THIS FORM 10-Q. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE IN THIS FORM 10-Q AND OUR 2004 ANNUAL REPORT ON FORM 10-K, WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS WHICH MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND PROSPECTS.

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

     Our business is currently separated into five major operating segments:

- Vidler Water Company, Inc. ("Vidler"), which develops and owns water rights and water storage operations in the southwestern United States, primarily in Nevada and Arizona;

- Nevada Land & Resource Company, LLC ("Nevada Land"), which owns approximately 1 million acres of land in northern Nevada, and the mineral rights and water rights related to the land owned;

- Insurance Operations in "Run Off," consisting of Physicians Insurance Company of Ohio ("Physicians"), which is running off its medical professional liability insurance loss reserves, and Citation Insurance Company ("Citation"), which is running off its historic property & casualty insurance and workers' compensation loss reserves;

- Business Acquisitions & Financing, which contains our other businesses, interests in businesses, and parent company assets; and

- HyperFeed Technologies, Inc. ("HyperFeed"), which became a 51%-owned subsidiary in 2003. HyperFeed is a developer and provider of software, ticker plant technologies, and managed services to the financial markets industry.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2005 AND 2004

SHAREHOLDERS' EQUITY

     At March 31, 2005, PICO had shareholders' equity of $240.4 million ($19.44 per share), compared to $239.9 million ($19.40 per share) at December 31, 2004, and $233.6 million ($18.89 per share) at March 31, 2004. Book value per share increased by $0.04, or 0.2%, during the first quarter of 2005.

     The $516,000 increase in shareholders' equity during the first quarter of 2005 primarily resulted from a $7.7 million net increase in unrealized appreciation in investments, which more than offset the quarter's net loss of $7 million.

COMPREHENSIVE INCOME

     In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," PICO reports comprehensive income as well as net income from the Condensed Consolidated Statement of Operations. Comprehensive income measures changes in shareholders' equity, and includes unrealized items which are not recorded in the Consolidated Statement of Operations, for example, foreign currency translation and the change in investment gains and losses on available-for-sale securities.

     For the first quarter of 2005, PICO recorded comprehensive income of $517,000, principally represented by the $7.7 million net increase in unrealized appreciation in investments, which was partially offset by a foreign currency translation debit of $184,000 and the $7 million net loss.

     During the first quarter of 2004, PICO recorded comprehensive income of $4.5 million, consisting of a $9.5 million net increase in unrealized appreciation in investments and a foreign currency translation credit of $9,000, which were partially offset by the $5 million net loss.

NET INCOME (LOSS)

     PICO reported a net loss of $7 million ($0.56 per share) for the first quarter of 2005, consisting of a $6.9 million ($0.56 per share) loss from continuing operations and a loss from discontinued operations of $23,000 after-tax ($0.00 per share). The $6.9 million net loss from continuing operations consisted of a $10.8 million loss before income taxes and minority interest, partially offset by an income tax benefit of $3 million and minority interest of $832,000.

     For the first quarter of 2004, PICO reported a net loss of $5 million ($0.41 per share), consisting of a $5.1 million ($0.41 per share) loss from continuing operations, partially offset by income from discontinued operations of $51,000 after-tax ($0.00 per share). The $5.1 million net loss from continuing operations consisted of an $8.1 million loss before income taxes and minority interest, partially offset by an income tax benefit of $1.6 million and minority interest of $1.4 million.

     Segment revenues and income (loss) before taxes and minority interest for the first quarter of 2005 and 2004 were:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         2005           2004
                                                     ------------   -----------
REVENUES:
Vidler Water Company                                 $    407,000   $   363,000
Nevada Land & Resource Company                          2,367,000       539,000
Business Acquisitions and Financing                     1,862,000      (222,000)
Insurance Operations in Run Off                         2,591,000       872,000
HyperFeed Technologies                                    889,000       845,000
                                                     ------------   -----------
   Total Revenues                                    $  8,116,000   $ 2,397,000
                                                     ============   ===========

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST:
Vidler Water Company                                 $ (1,518,000)  $(1,386,000)
Nevada Land & Resource Company                          1,239,000       (26,000)
Business Acquisitions and Financing                   (11,048,000)   (4,560,000)
Insurance Operations in Run Off                         2,253,000       526,000
HyperFeed Technologies                                 (1,700,000)   (2,654,000)
                                                     ------------   -----------
   Loss Before Taxes and Minority Interest           $(10,774,000)  $(8,100,000)
                                                     ============   ===========

     The principal causes of the $5.7 million year over year increase in revenues were:

-    $1.7 million higher land sales at Nevada Land;

- $1.7 million higher realized gains on the sale of investments in the Insurance Operations in Run Off segment; and

- $2.1 million higher revenues in the Business Acquisitions and Financing segment, primarily due to a $2 million increase in net realized gains on the sale of investments.

     The $2.7 million year over year increase in the loss before taxes and minority interest primarily resulted from:

- a $6.5 million higher loss from Business Acquisitions and Financing segment, as an $8.4 million increase in the expense related to Stock Appreciation Rights ("SAR") and a $206,000 increase in other expenses, offset a $2.1 million increase in revenues. During the first quarter of 2005, the PICO stock price increased by $5.14 per share resulting in SAR expense of $9.9 million, compared to a $1.5 million expense resulting from a $0.77 per share increase in the PICO stock price during the first quarter of 2004. This was partially offset by

- $1.3 million higher segment income from Nevada Land, primarily due to a $1.2 million increase in gross margin on land sales year over year;

- $1.7 million higher segment income from Insurance Operations in Run Off, principally due to a $1.7 million increase in realized gains; and

-    a $954,000 lower loss from HyperFeed.

                           VIDLER WATER COMPANY, INC.

                                     Three Months Ended March 31,
                                     ----------------------------
                                          2005          2004
                                      -----------   -----------
REVENUES:
Sale of Land and Water Rights         $   152,000
Lease of Water                             19,000   $    21,000
Lease of Agricultural Land                129,000       121,000
Interest                                   53,000       160,000
Other                                      54,000        61,000
                                      -----------   -----------
Segment Total Revenues                $   407,000   $   363,000
                                      ===========   ===========
EXPENSES:
Cost of Land and Water Rights Sold    $   (72,000)
Depreciation and Amortization            (316,000)  $  (276,000)
Interest                                 (129,000)      (93,000)
Project Expenses                         (944,000)     (911,000)
Overhead Expenses                        (464,000)     (469,000)
                                      -----------   -----------
Segment Total Expenses                $(1,925,000)  $(1,749,000)
                                      -----------   -----------
LOSS BEFORE TAX                       $(1,518,000)  $(1,386,000)
                                      ===========   ===========

     In the first quarter of 2005, Vidler's revenues were $407,000. The largest revenue items were $152,000 from the sale of water rights in Colorado, and $129,000 from the lease of agricultural land. After operating expenses of $1.9 million, Vidler generated a loss before taxes of $1.5 million for the first quarter of 2005.

     In the first quarter of 2004, Vidler's revenues totaled $363,000. The largest revenue items were $160,000 of interest earned on collateralized notes receivable related to the assets at Big Springs Ranch and West Wendover sold in 2003, and $121,000 from the lease of agricultural land. After operating expenses of $1.7 million, Vidler generated a loss before taxes of $1.4 million for the first quarter of 2004.

     Revenues increased $44,000 year over year, primarily due to the $152,000 in water rights sales in 2005 compared to no sales in the prior year. This was partially offset by a $107,000 reduction in interest earned, principally due to lower outstanding balances on the Big Springs Ranch and West Wendover notes as the principal was progressively repaid.

     Operating expenses increased by $176,000 year over year. This was principally due to the recognition of the $72,000 cost of water rights sold in Colorado, and year over year increases of $40,000 in Depreciation and Amortization, $36,000 in Interest, and $33,000 in Project Expenses.

     Project Expenses were $944,000 in the first quarter of 2005 and $911,000 in the first quarter of 2004. Project Expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees. Project expenses are recorded as expenses as incurred, and could fluctuate from period to period depending on activity regarding Vidler's various water resource projects. It should be noted that costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized to the cost of the asset, and amortized against matching revenues once revenues are generated.

     Overhead Expenses were $464,000 in the first quarter of 2005 and $469,000 in the first quarter of 2004. Overhead Expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees.

SUBSEQUENT EVENTS:

HARQUAHALA VALLEY, ARIZONA

     On April 5, 2005, we announced that Vidler has agreed to sell approximately 42,000 acre-feet of water rights and the related 15,470 acres of land in the Harquahala Valley for $95.2 million. A deposit of $1 million was received on April 4, 2005, a further $4 million was received on May 4, 2005, and the balance is scheduled to be paid in cash on June 30, 2005.

     The sale agreement covers the vast majority of Vidler's water rights in the Harquahala Valley. At the time the sale closes, we currently estimate that Vidler's cost for the assets being sold will be approximately $37 million.

LINCOLN COUNTY WATER DISTRICT, NEVADA

     On April 22, 2005, we announced that the Lincoln County Water District and Vidler ("Lincoln/Vidler") have entered into an agreement to sell water to a developer. The developer is one of the purchasers of approximately 13,300 acres of land that was recently auctioned by the Bureau of Land Management in Lincoln County. It is anticipated that the mixed-use development planned to be built will include approximately 50,000 residential units.

     Lincoln/Vidler has agreed to sell the developer an initial amount of 2,100 acre-feet of water for approximately $15.7 million, which represents a price of $7,500 per acre-foot. The developer has agreed to pay 20% of the purchase price by June 15, 2005, and the balance by August 9, 2005.

     The developer has up to 10 years to purchase an additional 7,240 acre-feet of water, as and when supplies are permitted from existing applications. The initial price of $7,500 per acre-foot will increase at 10% each year. In addition, the developer will pay a commitment fee equal to 10% of the outstanding balance of unpurchased water each year, beginning August 9, 2006, which will be applied to the purchase of water.

     Under the agreement between the Lincoln County Water District and Vidler Water Company, the proceeds from the sale of water will be shared equally after Vidler is reimbursed for the expenses incurred in developing water resources in Lincoln County.

                       NEVADA LAND & RESOURCE COMPANY, LLC

                           THREE MONTHS ENDED MARCH 31,
                           ----------------------------
                                 2005         2004
                             -----------   ---------
REVENUES:
Sale of Land                 $ 2,003,000   $ 276,000
Lease and Royalty                145,000     174,000
Interest and Other               219,000      89,000
                             -----------   ---------
Segment Total Revenues       $ 2,367,000   $ 539,000
                             ===========   =========
EXPENSES:
Cost of Land Sales           $  (669,000)  $(112,000)
Operating Expenses              (459,000)   (453,000)
                             -----------   ---------
Segment Total Expenses       $(1,128,000)  $(565,000)
                             -----------   ---------
INCOME (LOSS) BEFORE TAX     $ 1,239,000   $ (26,000)
                             ===========   =========

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

     In the first quarter of 2005, segment total revenues were $2.4 million. Nevada Land sold approximately 21,826 acres of land for $2 million. The average sales price was $92 per acre, and our average basis in the land sold was $31 per acre. The gross margin on land sales was $1.3 million, which represents a gross margin percentage of 66.6%. Lease and royalty revenues were $145,000, and interest and other revenues contributed $219,000. After operating expenses of $459,000, Nevada Land recorded income of $1.2 million.

     For the first quarter of 2004, segment total revenues were $539,000. Nevada Land sold approximately 3,724 acres of land for $276,000. The average sales price was $74 per acre, and our average basis in the land sold was $30 per acre. The gross margin on land sales was $164,000, which represents a gross margin percentage of 59.6%. Lease and royalty revenues were $174,000, and interest and other revenues contributed $89,000. After operating expenses of $453,000, Nevada Land recorded a loss of $26,000.

     The segment result improved by $1.3 million year over year, principally due to a $1.2 million higher gross margin from land sales year over year. Interest and other revenues increased by $130,000, primarily as a result of a $124,000 increase in interest income from land sales receivables, from $81,000 in the first quarter of 2004 to $205,000 in the first quarter of 2005.

                       BUSINESS ACQUISITIONS AND FINANCING

                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------
                                            2005           2004
                                        ------------   -----------
REVENUES (CHARGES):
Realized Gains (Losses):
   On Sale or Impairment of Holdings    $  1,554,000   $  (396,000)
   SFAS No. 133 Change in HyperFeed
     instruments                                          (171,000)
Investment Income                            260,000       188,000
Other                                         48,000       157,000
                                        ------------   -----------
Segment Total Charges                   $  1,862,000   $  (222,000)
                                        ============   ===========
EXPENSES:
SAR                                     $ (9,878,000)  $(1,512,000)
Other                                     (3,032,000)   (2,826,000)
                                        ------------   -----------
Segment Total Expenses                  $(12,910,000)  $(4,338,000)
                                        ============   ===========
                                        ------------   -----------
LOSS BEFORE TAX                         $(11,048,000)  $(4,560,000)
                                        ============   ===========

     This segment contains businesses, interests in businesses, and other parent company assets. Revenues and results in this segment vary considerably from quarter to quarter, primarily due to fluctuations in net realized gains or losses on the sale of investments.

     The largest holding in this segment is Jungfraubahn Holding AG, which has a market value and carrying value of $47.9 million (before taxes) at March 31, 2005.

     In the first quarter of 2005, Business Acquisitions and Financing segment revenues were $1.9 million. Net realized gains were $1.6 million, including gains of $903,000 from sale of shares in Raetia Energie AG, $508,000 from the sale of Keweenaw Land Association, Limited, and $294,000 on the sale of two unrelated foreign stocks. The realized gains were partially offset by a $151,000 charge for other-than-temporary impairment of our holding in another foreign stock to reflect the cumulative decline in the market value of the security since its purchase in 2003 through March 31, 2005. Investment income was $260,000, and other revenues were $48,000.

     The expenses recorded in this segment primarily consist of holding company costs which are not allocated to our other segments, mostly notably this quarter expenses related to the PICO Holdings, Inc. Stock Appreciation Rights ("SAR") Program, as explained in following paragraphs. After segment expenses of $12.9 million, including SAR expense of $9.9 million, the segment reported a loss before taxes of $11 million for the first quarter of 2005.

     For the first quarter of 2004, Business Acquisitions and Financing segment revenues were negative $222,000, primarily due to realized losses of $567,000. The realized losses included a $637,000 charge for other-than-temporary impairment of our holdings in SIHL and Phoenix Capital, Inc. to reflect a decline in the market value of these securities during the first quarter of 2004, partially offset by $241,000 in net realized gains on the sale of other securities. In addition, a $171,000 decline in the estimated fair value of warrants we owned to buy shares in HyperFeed was recorded as a loss in accordance with SFAS No. 133. Investment income was $188,000 and other revenues were $157,000. After segment expenses of $4.3 million, the segment reported a loss before taxes of $4.6 million for the first quarter of 2004.

     In 2004, PICO provided a $1.5 million secured convertible promissory note to our 51%-owned subsidiary, HyperFeed Technologies, Inc. In March 2005, the amount of the note was increased to $4 million. The principal outstanding on the note was zero at December 31, 2004, $1.1 million at March 31, 2005, and $1.7 million at April 30, 2005. The note matures in March 2006, interest is payable on the outstanding balance at the prime rate plus 2.75%, and PICO has the right to convert all or part of the amount due into HyperFeed common stock. The conversion price is the lower of either $1.62, or 80% of the 5-day moving average price of HyperFeed common stock on the conversion date. In the attached consolidated financial statements, the principal and interest owing from HyperFeed to PICO are eliminated on consolidation.

     The $8.6 million year over year increase in expenses recorded in this segment primarily resulted from:

- an $8.4 million year over year increase in the expense related to the PICO Holdings, Inc. Stock Appreciation Rights ("SAR") Program. From the third quarter of 2003, the change in the "in the money" amount (i.e., the difference between the market value of PICO stock and the exercise price of the SAR) of SAR outstanding during each quarter is being recorded through the consolidated statement of operations. An increase in the "in the money" amount of SAR (i.e., if the price of PICO stock rises during the quarter) is recorded as an expense. Substantially, all of the 2005 $9.9 million SAR expense resulted from the $5.14 per share increase in the PICO stock price during the first quarter of 2005, compared to a $1.5 million SAR expense resulting from a $0.77 per share increase in the PICO stock price during the first quarter of 2004. Expenses in this segment include SAR expense and other holding company costs (for example, rent for our head office), which are not allocated to other segments; and

- a $772,000 increase in a non-cash expense related to foreign currency, from $451,000 in 2004 to $1.2 million in 2005. Our interests in Swiss public companies are held by Global Equity SA, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity SA's funding comes from a loan from PICO, which is denominated in Swiss Francs. During accounting periods when the Swiss Franc depreciates relative to the US dollar--such as the first quarter of 2005 and 2004--under GAAP, we are required to record an expense through the statement of operations to reflect the fact that Global Equity SA owes PICO fewer US dollars. In Global Equity SA's financial statements, an equivalent amount is reflected in the foreign currency translation component of shareholders' equity (since it owes PICO fewer US dollars); however, this does not go through the statement of operations. Accordingly, we were required to record a $1.2 million expense in PICO's statement of operations in the first quarter of 2005, and a $451,000 expense in the first quarter of 2004, even though there was no net impact on shareholders' equity before related tax effects.

                         INSURANCE OPERATIONS IN RUN OFF

                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------
                                             2005         2004
                                          ----------   ---------
REVENUES:
Investment Income                         $  665,000   $ 640,000
Realized Investment Gains                  1,926,000     232,000
                                          ----------   ---------
Segment Total Revenues                    $2,591,000   $ 872,000
                                          ==========   =========
EXPENSES:
Operating and Underwriting Expenses         (338,000)   (346,000)
                                          ----------   ---------
Segment Total Expenses                    $ (338,000)  $(346,000)
                                          ==========   =========
INCOME BEFORE TAXES:
Physicians Insurance Company of Ohio      $2,166,000   $ 224,000
Citation Insurance Company                    87,000     302,000
                                          ----------   ---------
Segment Income Before Tax                 $2,253,000   $ 526,000
                                          ==========   =========

     This segment consists of Physicians Insurance Company of Ohio and Citation Insurance Company. Both Physicians and Citation are in "run off." This means that the companies are handling and resolving claims on expired policies, but not writing new business.

     Typically, most of the revenues of a "run off" insurance company come from investment income, which is expected to decline over time as fixed-income securities mature or are sold to provide the funds to pay claims and expenses. The Insurance Operations in Run Off segment generated total revenues of $2.6 million in the first quarter of 2005, compared to $872,000 in the first quarter of 2004. Investment income was $665,000 in the first quarter of 2005, compared to $640,000 in the first quarter of 2004. Realized investment gains were $1.9 million in the first quarter of 2005, compared to $232,000 in the first quarter of 2004. The 2005 realized gains included $1.3 million from the sale of Physicians' remaining holding in Keweenaw Land Association, Limited, and $354,000 on the sale of Williams & Kettle Limited, a New Zealand rural service company, which was taken over in March 2005.

     Operating and underwriting expenses were $338,000 in the first quarter of 2005, compared to $346,000 in the first quarter of 2004. Consequently, segment income increased from $526,000 in the first quarter of 2004 to $2.3 million in the first quarter of 2005.

     On February 7, 2005, we reported on Schedule 13G that Physicians and Citation own a total of 310,000 common shares of Consolidated-Tomoka Land Co. (Amex: CTO), representing approximately 5.5% of CTO. Consolidated-Tomoka owns approximately 12,000 acres of land in and around Daytona Beach, Florida, and a portfolio of income properties in the southeastern United States. The investment was purchased between September 2002 and February 2004 at a cash cost of $6.5 million, or approximately $20.90 per CTO share. At March 31, 2005, the market value and carrying value of the investment was $17.6 million (before taxes).

PHYSICIANS INSURANCE COMPANY OF OHIO

     During the first quarter of 2005, Physicians generated total revenues of $2.4 million, including realized gains of $1.9 million. Operating and underwriting expenses were $191,000, resulting in income before taxes of $2.2 million. During the first quarter of 2004, total revenues were $507,000, including realized gains of $205,000. Operating and underwriting expenses were $283,000, and Physicians reported income before taxes of $224,000.

     At March 31, 2005, Physicians' loss and loss adjustment reserves were $15.5 million, net of reinsurance, compared to $16.4 million at December 31, 2004. Reserves decreased by $943,000 during the quarter due to the payment of losses and loss adjustment expenses. No unusual trends in claims were noted during the quarter.

              PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS
                           ADJUSTMENT EXPENSE RESERVES

                                     MARCH 31, 2005   DECEMBER 31, 2004
                                     --------------   -----------------
Direct Reserves                       $18.6 million     $19.6 million
Ceded Reserves                         (3.1)             (3.2)
                                     --------------   ---------------
Net Medical Professional Liability
   Insurance Reserves                 $15.5 million     $16.4 million
                                     ==============   ===============

CITATION INSURANCE COMPANY

     For the first quarter of 2005, Citation generated revenues of $234,000. After operating and underwriting expenses of $147,000, Citation reported income before taxes of $87,000. In the first quarter of 2004, Citation generated revenues of $365,000, including realized gains of $26,000. Operating and underwriting expenses were $63,000, and Citation reported income before taxes of $302,000.

     At March 31, 2005, Citation's claims reserves were $21.6 million, net of reinsurance, consisting of $9.8 million in net property and casualty insurance reserves and $11.8 million in net workers' compensation reserves. At December 31, 2004, Citation's claims reserves were $22.3 million, net of reinsurance, consisting of $10.2 million in net property and casualty insurance reserves and $12.1 million in net workers' compensation reserves. There were no unusual trends in claims during the quarter.

     During the first quarter of 2005, Citation's net property and casualty insurance reserves declined by $458,000 due to the payment of $513,000 in direct losses (i.e., claims) and loss adjustment expenses, partially offset by the recovery of approximately $55,000 from reinsurance companies.

     During the first quarter of 2005, Citation's net workers' compensation reserves declined by $233,000 due to the payment of $434,000 in direct losses and loss adjustment expenses, partially offset by the recovery of approximately $201,000 from reinsurance companies.

                   CITATION INSURANCE COMPANY -- LOSS AND LOSS
                           ADJUSTMENT EXPENSE RESERVES

                                               MARCH 31, 2005   DECEMBER 31, 2004
                                               --------------   -----------------
PROPERTY & CASUALTY INSURANCE
Direct Reserves                                 $11.1 million     $11.6 million
Ceded Reserves                                   (1.3)             (1.4)
                                               --------------   ---------------
Net Property & Casualty Insurance Reserves      $ 9.8 million     $10.2 million
                                               ==============   ===============

WORKERS' COMPENSATION INSURANCE
Direct Reserves                                 $24.3 million     $24.8 million
Ceded Reserves                                   (12.5)            (12.7)
                                               --------------   ---------------
Net Workers' Compensation Insurance Reserves    $11.8 million     $12.1 million
                                               ==============   ===============
                                               --------------   ---------------
TOTAL RESERVES                                  $21.6 million     $22.3 million
                                               ==============   ===============

                             HYPERFEED TECHNOLOGIES

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                       2005          2004
                                                   -----------   -----------
REVENUES:
Service                                            $   889,000   $   838,000
Investment Income                                                      7,000
                                                   -----------   -----------
Segment Total Revenues                             $   889,000   $   845,000
                                                   ===========   ===========

EXPENSES:
Cost of service                                    $  (283,000)  $  (464,000)
Depreciation and amortization                         (213,000)     (214,000)
Other                                               (2,093,000)   (2,821,000)
                                                   -----------   -----------
Segment Total Expenses                             $(2,589,000)  $(3,499,000)
                                                   -----------   -----------
Segment Loss Before Taxes and Minority Interest    $(1,700,000)  $(2,654,000)
                                                   ===========   ===========

     During the first quarter of 2005, HyperFeed generated $889,000 in revenues. Service revenues were $889,000 and the costs of service were $283,000, resulting in gross margin of $606,000. After the deduction of $2.3 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $1.7 million. For more information, please refer to HyperFeed's 10-Q for the first quarter of 2005, which should be filed with the SEC on or before May 10, 2005, the contents of which are not incorporated into this 10-Q.

     During the first quarter of 2004, HyperFeed generated $845,000 in revenues. Service revenues were $838,000 and the costs of service were $464,000, resulting in gross margin of $374,000. After the deduction of $3 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $2.7 million.

DISCONTINUED OPERATIONS

     During 2003, HyperFeed sold two businesses, which are now recorded as discontinued operations: its retail trading business sold in the second quarter of 2003, and its consolidated market data feed customers sold in the fourth quarter of 2003. The discontinued operations of HyperFeed generated an after-tax loss of $23,000 in the first quarter of 2005, compared to income of $51,000 after-tax in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES -- THREE MONTHS ENDED MARCH 31, 2005 AND 2004

     PICO's assets primarily consist of our operating subsidiaries, holdings in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $15.3 million in cash and cash equivalents at March 31, 2005, compared to $17.4 million at December 31, 2004, and $15.2 million at March 31, 2004.

     In addition to cash and cash equivalents, at March 31, 2005, the consolidated group held fixed-income securities with a market value of $40.5 million, and equities with a market value of $155.9 million.

     Our cash flow fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our insurance company investment portfolios. Our primary sources of funds include cash balances, cash flow from operations, the sale of holdings, and--potentially--the proceeds of borrowings or offerings of equity and debt. We endeavor to ensure that funds are always available to take advantage of new acquisition opportunities.

     In broad terms, the cash flow profile of our principal operating subsidiaries is:

- As commercial use of Vidler's water assets increases, we expect that Vidler will generate free cash flow as receipts from leasing water and the proceeds from selling land, water rights, and net recharge credits overtake maintenance capital expenditure, financing costs, and operating expenses;

- Nevada Land is actively selling land which has reached its highest and best use. Nevada Land's principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land's operating costs, so Nevada Land is generating strong cash flow;

- Investment income more than covers the operating expenses of the "run off" insurance companies, Physicians and Citation. The funds to pay claims are coming from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance companies; and

- HyperFeed manages its own cash and cash equivalents balances and borrowings. At March 31, 2005, HyperFeed held approximately $33,000 in cash and cash equivalents, and external borrowings of $1.6 million. PICO has extended a $4 million secured convertible promissory note to HyperFeed, on which $1.1 million was drawn at March 31, 2005. See "Business Acquisitions and Financing" segment in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

     The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, set guidelines for insurance company investments, and restrict the amount of profits which can be distributed as dividends. Typically, our insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments. When interest rates are at very low levels, to insulate the capital value of the bond portfolios against a decline in value which would be brought on by a future increase in interest rates, the bond portfolios may have a shorter duration than the projected pattern of claims payments.

     As shown in the Condensed Consolidated Statements of Cash Flow, cash and cash equivalents decreased by $2.1 million in the first quarter of 2005, compared to a $9.1 million net decrease in the first quarter of 2004.

     During the first quarter of 2005, cash of $3.7 million was used in Operating Activities. Included in operating cash flows is the collection of approximately $1.4 million of principal on collateralized notes receivable related to Vidler's sale of assets at Big Springs Ranch and West Wendover in 2003. The remaining principal of approximately $1.6 million is scheduled to be repaid in 2006.

     In the first quarter of 2004, cash of $6 million was used, including $521,000 of cash used in discontinued operations of HyperFeed.

     The principal uses of cash in 2005 and 2004 include operating expenses at Vidler, the payment of claims by Citation and Physicians, and group overhead.

     Investing Activities provided $346,000 of cash in the first quarter of 2005, compared to $5.9 million of cash used in the first quarter of 2004. The 2005 investing cash flows principally represented cash inflows of $5.8 million from the sale of stocks and $611,000 from the sale or maturity of fixed-income securities, which were partially offset by the purchase of $3.1 million of stocks and $2.3 million of bonds. In 2004, the sale and maturity of fixed-income securities exceeded new purchases, providing a $2.9 million net cash inflow, and the principal investing cash outflows were the net investment of $6.9 million in stocks, and $1.3 million to purchase the minority shareholdings in Vidler Water Company and SISCOM Inc.

     Financing Activities used $7,000 in the first quarter of 2005, primarily due to a net reduction in borrowings. Financing Activities generated $2.3 million in the first quarter of 2004, principally due to a $2.4 million increase in Swiss franc borrowings to fund additional purchases of stocks in Switzerland.

     At March 31, 2005, PICO had no significant commitments for future capital expenditures.

SHARE REPURCHASE PROGRAM

     In October 2002, PICO's Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

     As of March 31, 2005, no stock had been repurchased under this authorization.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     PICO's balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO's borrowings are short to medium term in nature and therefore approximate fair value. At March 31, 2005, PICO had $40.5 million of fixed maturity securities and mortgage participation interests, $155.3 million of marketable equity securities that were subject to market risk, of which $87.8 million were denominated in foreign currencies, primarily Swiss francs. PICO's investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

     PICO uses two models to report the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $1 million for a 100 basis point increase in interest rates on its fixed securities and mortgage participation interests. The hypothetical 20% decrease in fair value of PICO's marketable equity securities produced a loss in fair value of $31.1 million that would impact the unrealized appreciation in shareholders' equity, before the related tax effect. The hypothetical 20% decrease in the local currency of PICO's foreign denominated investments produced a loss of $15 million that would impact the foreign currency translation in shareholders' equity.

ITEM 4: CONTROLS AND PROCEDURES

     Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There were no material changes in controls and procedures for the three months ended March 31, 2005.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------------------------------
                   (a) Total number of
     Period         shares purchased     (b) Average Price Paid per Share
----------------   -------------------   --------------------------------
1/1/05 - 1/31/05
2/1/05 - 2/28/05            39                        $21.51
3/1/05 - 3/31/05

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5: OTHER INFORMATION

     On February 25, 2005, PICO filed a Form 8-K disclosing the annual incentive plans for PICO's Chairman and President & Chief Executive Officer and four additional executive officers of PICO, and for two additional officers of PICO's subsidiaries.

     On March 16, 2005, PICO filed a Form 8-K disclosing changes to its compensation for Directors.

ITEM 6: EXHIBITS

   Exhibit
    Number      Description
-------------   -----------
       + 3.1    Amended and Restated Articles of Incorporation of PICO.

      ++ 3.2    Amended and Restated By-laws of PICO.

    +++ 10.1    PICO Holdings, Inc. 2003 Stock Appreciation Rights Program.

   ++++ 10.2    Employment Agreement of Ronald Langley.

   ++++ 10.3    Employment Agreement of John R. Hart.

   ++++ 10.4    Bonus Plan of Dorothy A. Timian-Palmer.

   ++++ 10.5    Bonus Plan of Stephen D. Hartman.

  +++++ 10.6    Director's Compensation.

 ++++++ 10.7    Contract to sell land and groundwater in Arizona.

 +++++++  21.   Subsidiaries of PICO.

        31.1.   Certification of Chief Executive Officer pursuant to Rule
                13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2.   Certification of Chief Financial Officer pursuant to Rule
                13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1.   Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

        32.2.   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

----------
+ Incorporated by reference to exhibit of same number filed with Form 8-K dated December 4, 1996.

++ Filed as Appendix to the prospectus in Part I of Registration Statement on Form S-4 (File No. 333-06671).

+++ Incorporated by reference to Proxy Statement for Annual Meeting of Shareholders to be Held on July 17, 2003, dated May 23, 2003, and filed with the SEC on April 30, 2003.

++++ Incorporated by reference to exhibit of same number to the Company's current report on Form 8-K filed February 25, 2005.

+++++ Incorporated by reference to the Company's current report on Form 8-K filed March 16, 2005.

++++++ Incorporated by reference to the Company's current report on Form 8-K filed April 7, 2005.

+++++++ Incorporated by reference to the Company's Annual Report on Form 10-K for 2004, filed with the SEC on March 14, 2005. See Note 1 of Notes To Consolidated Financial Statements, "Nature of Operations and Significant Accounting Policies".

                      PICO HOLDINGS, INC. AND SUBSIDIARIES

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PICO HOLDINGS, INC.


Dated: May 9, 2005              By: /s/ Maxim C. W. Webb
                                    --------------------------------------------
                                    Maxim C. W. Webb
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)