Form 10-K/A
period 2004-12-31
PICO HOLDINGS INC /NEW
filed 2005-05-27
CIK 830122

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File Number 0-18786

PICO HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

California	94-2723335
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

875 Prospect Street, Suite 301
La Jolla, California 92037
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code (858) 456-6022

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K/A or any amendment to this Form 10-K/A. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

Approximate aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (based on the closing sales price of such stock as reported in the NASDAQ National Market) on the last business day of the registrant’s most recently completed second fiscal quarter, was $106,209,458.

On March 9, 2005, the registrant had 12,366,440 shares of common stock, $.001 par value, outstanding, excluding 3,228,261 shares of common stock which are held by the registrant’s subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2005 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2004.

PICO HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K/A

2005 Restatement

Overview:

We are filing an amendment to PICO Holdings, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2004, to amend and restate footnote disclosure with respect to stock-based compensation related to our stock appreciation rights. The restatement has no effect on our financial condition, results of operations and cash flows.

For convenience and ease of reference, we are filing this Form 10-K/A in its entirety, as amended. However, this amendment amends and restates only those items of the previously filed 10-K which have been affected by the restatement as noted above. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Form 10-K except as required to reflect the effects of the restatement. As a result, this Form 10-K/A contains forward-looking information, which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

We have also restated our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2005, which is being amended and re-filed as of the date hereof to restate the same disclosure item noted above.

PART I

     This Annual Report on Form 10-K/A (including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section) contains forward-looking statements regarding our business, financial condition, results of operations and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K/A.

     Although forward-looking statements in this Annual Report on Form 10-K/A reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from those discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K/A. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K/A. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM 1. BUSINESS

Introduction

     PICO Holdings, Inc. (PICO and its subsidiaries are referred to as “PICO,” “the Company,” “we,” and “our”) is a diversified holding company. PICO seeks to acquire businesses and interests in businesses which we identify as undervalued based on fundamental analysis—that is, our assessment of what the business is worth, based on the private market value of its assets, earnings, and cash flow. We prefer long-established businesses, with a history of operating successfully through industry cycles, recessions and geo-political disruptions, in basic, “old economy” industries. Typically, the business will be generating free cash flow and have a low level of debt, or, alternatively, strong interest coverage ratios or the ability to realize surplus assets. As well as being undervalued, the business must have special qualities such as unique assets, a potential catalyst for change, or be in an industry with attractive economics. We are also interested in acquiring businesses and interests in businesses where there is significant unrecognized value in land and other tangible assets.

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

     Our objective is to generate superior long-term growth in shareholders’ equity, as measured by book value per share. Over time, we anticipate that most of our net income and growth in shareholders’ equity will come from realized gains on the sale of businesses and interests in businesses, as opposed to ongoing operating earnings. Consequently, we anticipate that PICO’s earnings will fluctuate from year to year, and that the results for any one year are not necessarily indicative of our future performance.

     Our business is separated into five major operating segments: Water resource & water storage operations, real estate operations in Nevada, Business Acquisitions & Financing, Insurance Operations in Run Off, and the operations of HyperFeed Technologies, Inc. (“HyperFeed”). Our Business Acquisitions & Financing segment contains businesses, interests in businesses, and other parent company assets. Each of these business segments is discussed in greater detail below.

     Currently our major consolidated subsidiaries are:

•	Vidler Water Company, Inc. (“Vidler”), which develops and owns water rights and water storage operations in the southwestern United States, primarily in Nevada and Arizona;

•	Nevada Land & Resource Company, LLC (“Nevada Land”), which owns approximately 1 million acres of land in Nevada, and the mineral rights and water rights related to the property;

•	Citation Insurance Company, which is “running off” its historical property & casualty and workers’ compensation loss reserves, and Physicians Insurance Company of Ohio, which is “running off” its medical professional liability loss reserves; and

•	HyperFeed Technologies, which became a 51%-owned subsidiary in 2003. HyperFeed is a developer and provider of software, ticker plant technologies, and managed services to the financial markets industry.

     In 2003, we closed on the sale of Sequoia Insurance Company (“Sequoia”), which is accounted for in our consolidated financial statements for 2003 and prior years as a discontinued operation. See “Discontinued Operations.”

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

     The inefficient allocation of available water between agricultural users and municipal or industrial users, or the lack of available known water supply in a particular location, provide opportunities for Vidler:

•	the majority of water rights are currently owned or controlled by agricultural users, and in many locations there are insufficient water rights owned or controlled by municipal and industrial users to meet present and future demand;

•	certain areas of the Southwest experiencing rapid growth have insufficient supplies of known water to support future growth. Vidler identifies and develops new water supplies for communities with no other known water resources to support future growth;

•	currently there are not effective procedures in place for the transfer of water from private parties with excess supply in one state to end-users in other states. However, regulations and procedures are steadily being developed to facilitate the interstate transfer of water; and

•	infrastructure to store water will be required to accommodate and allow interstate transfer, and transfers from wet years to dry years. Currently there is limited storage capacity in place.

     We entered the water resource development business with the acquisition of Vidler in 1995. At the time, Vidler owned a limited quantity of water rights and related assets in Colorado. Since then, Vidler has acquired or developed:

•	additional water rights and related assets, predominantly in Arizona and Nevada. Vidler seeks to acquire water rights at prices consistent with their current use, with the expectation of an increase in value if the water right can be converted to a higher use. A water right is the legal right to divert water and put it to beneficial use. Water rights are assets which can be bought and sold. In some states, the use of the water can also be leased. The value of a water right depends on a number of factors, including location, the seniority of the right, and whether or not the right is transferable. The majority of Vidler’s water rights are in Nevada and Arizona, the two states which are leading the nation in population growth and new home construction. Our objective is to monetize our water rights for municipal and industrial use in Arizona and Nevada. Typically, our water rights are the most competitive source of water to support new growth in municipalities and new industry in Arizona and Nevada; and

•	a water storage facility in Arizona and an interest in Semitropic, a water storage facility in California. At December 31, 2004, Vidler had “net recharge credits” representing approximately 63,000 acre-feet of water in storage on its own account at the Vidler Arizona Recharge Facility.

Vidler is engaged in the following activities:

•	supplying water to end-users in the Southwest, namely water utilities, municipalities, developers, or industrial users. The source of water could be from identifying and developing a new water supply, or a change in the use of water from agricultural to municipal and industrial use; and

•	development of storage and distribution infrastructure to generate cash flow from the purchase and storage of water for resale, and charging customers fees for “recharge,” or placing water into storage.

     After an acquisition and development phase spanning several years, Vidler completed its first significant sales of water rights for industrial use in 2001 and municipal use in 2002. Vidler’s priority is to either monetize or develop recurring cash flow from its most important assets by:

•	securing supply contracts utilizing its water rights in Arizona and Nevada; and

•	storing additional water at the Vidler Arizona Recharge Facility, and providing water supplies from net recharge credits already in storage.

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
Ground Water Replenishment District

Nevada:

Fish Springs Ranch, LLC (51% interest) &	8,600 acres of deeded ranchland	Vidler is currently farming the property. Cattle
V&B, LLC (50% interest)		graze on part of the property on a revenue-
Washoe County, 40 miles north of Reno	8,000 acre-feet of permitted water rights, which	sharing basis
are transferable to the Reno/Sparks area

Lincoln County Agreement	Applications* for more than 100,000 acre-feet of	Partnership to supply water to the planned
	water rights through an agreement with Lincoln	Coyote Springs development, which will be
	County, of which it is currently anticipated that	located approximately 40 miles north of Las
	up to 40,000 acre-feet will be permitted and put	Vegas. The developer expects the first houses
	to use in Lincoln County/northern Clark County.	to go up in 2007. The delivery of the water is
expected to occur over the build-out of the
project, which could be 25 years or more.

2,100 acre-feet of permitted water rights in
the Tule Desert Groundwater Basin

570 acre-feet of permitted water rights at Meadow Valley, located in Lincoln and Clark counties

Clark County

Sandy Valley	415 acre-feet of permitted water rights
Near the Nevada / California state line
In the Interstate 15 corridor	Application for 1,000 acre-feet of water rights

Muddy River water rights	221 acre-feet of water rights, plus approximately
Approximately 35 miles east of Las Vegas, in	46 acre-feet under option
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
in 2004.

WATER STORAGE

Arizona:

Vidler Arizona Recharge Facility	An underground water storage facility with	Vidler is currently buying water and storing it on
Harquahala Valley, Arizona	estimated capacity exceeding 1 million acre-feet	its own account. At December 31, 2004, Vidler
	and annual recharge capability of up to 35,000	had net recharge credits equivalent to
	acre-feet	approximately 63,000 acre-feet of water in
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

Nevada Land & Resource Company, LLC

     In April 1997, PICO paid $48.6 million to acquire Nevada Land, which at the time owned approximately 1,352,723 acres of deeded land in northern Nevada, and the water, mineral, and geothermal rights related to the property. Much of Nevada Land’s property is checker-boarded in square mile sections with publicly owned land. The lands generally parallel the Interstate 80 corridor and the Humboldt River from Fernley, in western Nevada, to Elko County, in northeast Nevada.

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

     After acquiring Nevada Land, we completed a “highest and best use study” which divided the land into seven major categories. We developed strategies to maximize the value of each type of asset, with the objective of monetizing assets once they had reached their highest and best use. These strategies include:

•	the sale of land and water rights. There is demand for land and water for a variety of purposes including residential development, residential estate living, farming, ranching, and from industrial users;

•	transactions where Nevada Land exchanges parcels of its land in return for land owned by other parties;

•	the development of water rights. Nevada Land has applied for additional water rights on land it owns and intends to improve. Where water rights are permitted, we anticipate that the value, productivity, and marketability of the related land will increase;

•	the development of land in and around growing municipalities; and

•	the management of mineral rights.

A cost basis has been assigned to each category of land and other asset, which, in aggregate, equals Nevada Land’s original purchase price.

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

     At December 31, 2004, Nevada Land owned approximately 992,000 acres of former railroad land. In addition to the former railroad property, Nevada Land has acquired:

•	17,558 acres of land in a land exchange with a private landowner. This land is contiguous with Native American tribal lands and is culturally sensitive; and

•	Spring Valley Ranches, which is located approximately 40 miles east of Ely in White Pine County, Nevada. This property was purchased out of bankruptcy proceedings in 2000. We believe that the land has significant environmental value. The real estate assets consist of approximately 8,626 acres of deeded land and 500,000 acres of Forest Service and Bureau of Land Management allotment land. There are 18,829 acre-feet of agricultural water rights related to the property.

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

     In recent years, Nevada Land has filed additional applications for approximately 70,480 acre-feet of water rights on the Company’s lands. The applications consist of:

•	on the former railroad lands, approximately 4,797 acre-feet of water rights have been certificated and permitted, and applications are pending for approximately 42,840 acre-feet of water use for agricultural, municipal, and industrial use; and

•	27,640 acre-feet of water rights for the beneficial use of irrigating another 6,910 acres of Spring Valley Ranches.

Business Acquisitions and Financing

     Our Business Acquisitions and Financing segment contains businesses, interests in businesses, and other parent company assets.

     PICO seeks to acquire businesses which we identify as undervalued based on fundamental analysis — that is, our assessment of what the business is worth, based on the private market value of its assets, earnings, and cash flow. We prefer long-established businesses, with a history of operating successfully through industry cycles, recessions and wars, in basic “old economy” industries. Typically, the business will be generating free cash flow and have a low level of debt, or, alternatively, strong interest coverage ratios or the ability to realize surplus assets. As well as being undervalued, the business must have special qualities such as unique assets, a potential catalyst for change, or be in an industry with attractive economics. We are also interested in acquiring businesses and interests in businesses where there is significant unrecognized value in land and other tangible assets.

     We have acquired businesses and interests in businesses through the acquisition of private companies, and the purchase of shares in public companies, both directly through participation in financing transactions and through open market purchases. When we buy a company, we have a long-term horizon, typically 5 years or more; however, we are prepared to sell companies if the price received exceeds the return we expect to earn if we retain ownership. We expect that most of our interests in businesses will eventually be sold to other companies in the same industry seeking to expand or gain economies of scale. Consistent with our focus on increasing our shareholders’ equity and book value per share, we anticipate that most of the return from our interests in businesses will come from realized gains on the ultimate sale of our holding, rather than dividends, equity income, or operating earnings during our ownership.

     When we acquire an interest in a public company, we are prepared to play an active role, for example encouraging companies to use proper financial criteria when making capital expenditure decisions, or by providing financing or strategic input.

     At the time we acquire an interest in a public company, we believe that the intrinsic value of the underlying business significantly exceeds the current market capitalization. The gap between market price and intrinsic value may persist for several years, and the stock price may decline while our estimate of intrinsic value is stable or increasing. Sometimes, the gap is not eliminated until another party attempts to acquire the company, as was the case with our holding in Australian Oil & Gas Corporation Limited (“AOG”).

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

     We acquired our interest, at an average cost of approximately A$1.35 per share, through open market purchases, the reinvestment of dividends, and assisting AOG with a financing in early 2002. AOG had secured two major new contracts with multinational oil companies, but needed to raise capital to purchase equipment necessary to perform the contracts. We provided AOG with a bridging loan facility, which was repaid with the proceeds of a rights offering which we partly underwrote. After AOG’s expanded activities and earnings base became apparent, Ensign (Australia) Holdings Pty. Limited, a subsidiary of a Canadian oil services company which was already a shareholder in AOG, made a takeover offer for AOG at A$1.70 per share. Ensign was overbid by a number of other companies, before lifting its bid several times and eventually acquiring AOG in July 2002 for A$2.70 per share. Immediately prior to Ensign’s first bid, AOG shares had been trading at A$1.40. We believe that our active participation as shareholders was instrumental in achieving this positive outcome.

     PICO began to invest in European companies in 1996. We have been accumulating shares in a number of undervalued asset-rich companies, particularly in Switzerland, which we believe will benefit from pan-European consolidation. At December 31, 2004, the market value (and carrying value) of our European portfolio was $67.9 million. This includes our 22.3% interest in Jungfraubahn Holding AG (“Jungfraubahn”), which had a market value (and carrying value) of $40.8 million at the end of 2004.

     Before a substantial acquisition is made, after significant research and analysis, we must be convinced that — for an acceptable level of risk — there is sufficient value to provide the opportunity for superior returns. We also have a small portfolio of alternative investments where intrinsic value is more speculative, in an attempt to capitalize on areas of potentially greater growth without incurring undue risk. At December 31, 2004, the total before-tax carrying value of this portfolio was less than $500,000.

     During the late 1990’s, the businesses we acquired were primarily private companies and foreign public companies. During this period, we perceived that acquisitions in these areas carried less downside risk and offered greater upside potential than the acquisition opportunities available among publicly traded companies in North America.

     In the foreseeable future, our acquisition efforts are likely to be focused on domestic and foreign public companies, where we perceive greater scope for value creation than with private companies.

Insurance Operations in Run Off

     Our Insurance Operations in Run Off segment is comprised of Physicians Insurance Company of Ohio and Citation Insurance Company.

Physicians Insurance Company of Ohio

     Until 1995, Physicians and The Professionals Insurance Company (“Professionals”) wrote medical professional liability insurance, mostly in the state of Ohio.

     Due to persistent uneconomic pricing by competitors, Physicians and Professionals were unable to generate adequate premium volume in 1994 and the early part of 1995. Faced with these market conditions, and the opportunity for higher returns from activities other than medical professional liability insurance, in 1995 we concluded that maximum value would be obtained by placing Physicians in “run off.” This means handling the claims arising from its historical business, but not writing new business. In addition, the future book of business — essentially the opportunity to renew expiring policies — was sold for $6 million in cash.

     After Physicians went into “run off,” the company expanded its insurance operations by acquisition:

•	in 1995, we purchased Sequoia Insurance Company, which primarily wrote commercial lines of insurance in California and Nevada. After the acquisition, we re-capitalized Sequoia, which provided the capital to support growth in the book of business; and

•	in 1996, Physicians completed a reverse merger with the parent company of Citation Insurance Company. At that time, Citation wrote various lines of commercial property and casualty insurance and workers’ compensation insurance, primarily in California and Arizona. The operations of Sequoia and Citation were combined, and eventually the business previously written by Citation was transferred to Sequoia. At the end of 2000, Citation ceased writing business and went into “run off.” In 2003, we sold Sequoia Insurance Company. See “Discontinued Operations” later in Item 1.

     Physicians and Citation obtain the funds to pay claims from the maturity of fixed-income securities, the sale of investments, and collections from reinsurance companies (that is, specialized insurance companies who share in our claims risk).

     Typically, most of the revenues of an insurance company in “run off” come from investment income on funds held as part of the insurance business. During the “run off” process, as claims are paid, both the loss reserve liabilities and the corresponding fixed-income investment assets decrease. Since interest income in this segment will decline over time, we are attempting to minimize segment overhead expenses as much as possible. For example, in recent years we have reduced head count and office space, and merged Professionals into Physicians, which simplified administration and reduced costs.

     Although we regularly evaluate the strategic alternatives, we currently believe that the most advantageous option is for Physicians’ own claims personnel to manage the “run off.” We believe that this will ensure a high standard of claims handling for our policyholders and, from the Company’s perspective, ensure the most careful examination of claims made to minimize loss and loss adjustment expense payments. If we were to reinsure Physicians’ entire book of business and outsource claims handling, this would involve giving up management of the corresponding investment assets.

     Administering our own “run off” also provides us with the following opportunities:

•	we retain management of the associated investment portfolios. After we resumed direct management of our insurance company portfolios in 2000, we believe that the return on our portfolio assets has been attractive in absolute terms, and very competitive in relative terms. The fixed-income securities and unaffiliated common stocks in the “run off” insurance company investment portfolios generated total returns upwards of 20% in 2003 and 22% in 2004, including total returns for the stocks component in excess of 39% in 2003 and 41% in 2004. Since the claims reserves of the “run off” insurance companies effectively recognize the cost of paying and handling claims in future years, the investment return on the corresponding investment assets, less non-insurance expenses, will accrue to PICO. We aim to maximize this source of income; and

•	to participate in favorable development in our claims reserves if there is any, although this entails the corresponding risk that we could be exposed to unfavorable development.

     As the “run off” progresses, at an indeterminate time in the future, Physicians’ claims reserves may diminish to the point where it is more cost-effective to outsource claims handling to a third party administrator.

     At December 31, 2004, Physicians had $16.4 million in medical professional liability loss reserves, net of reinsurance.

Citation Insurance Company

     In 1996, Physicians completed a reverse merger with Citation’s parent company. In the past, Citation wrote various lines of commercial property and casualty insurance and workers’ compensation insurance, primarily in California and Arizona.

     After the merger was completed, we identified redundancy between Sequoia and Citation, and combined the operations of the two companies. After we assumed management of Citation, we tightened underwriting standards significantly and did not renew much of the business which Citation had written previously. Eventually all business in California and Nevada was transitioned to Sequoia, and at the end of 2000 Citation ceased writing business and went into “run off.”

     Prior to the reverse merger, Citation had been a direct writer of workers’ compensation insurance. Since PICO did not wish to be exposed to that line of business, shortly after the merger was completed Citation reinsured 100% of its workers compensation business with a subsidiary, Citation National Insurance Company (“CNIC”), and sold CNIC to Fremont Indemnity Company (“Fremont”) in 1997. As part of the sale of CNIC, all assets and liabilities, including the assets which corresponded to the workers’ compensation reserves reinsured with CNIC, and all records, computer systems, policy files, and reinsurance arrangements were transferred to Fremont. Fremont merged CNIC into Fremont, and administered and paid all of the workers’ compensation claims which had been sold to it. From 1997 until the second quarter of 2003, Citation booked the losses reported by Fremont, and recorded an equal and offsetting reinsurance recoverable from Fremont, as an admitted reinsurer, for all losses and loss adjustment expenses. This resulted in no net impact on Citation’s reserves and financial statements, and no net impact on PICO’s consolidated financial statements.

     On June 4, 2003, the California Department of Insurance obtained a conservation order over Fremont, and applied for a court order to liquidate Fremont. On July 2, 2003, the California Superior Court placed Fremont in liquidation. Since Fremont was no longer an admitted reinsurance company under the statutory basis of insurance accounting, Citation reversed the $7.5 million reinsurance recoverable from Fremont in both its statutory basis and GAAP basis financial statements in the three months ended June 30, 2003 and year ended December 31, 2003. Citation was unsuccessful in court action to recover deposits reported as held by Fremont for Citation’s insureds.

     In September 2004, Citation entered into a third-party administration agreement with Cambridge Integrated Services, Inc. to administer the claims handling and claims payment for Citation’s workers’ compensation insurance run-off book of business.

     At December 31, 2004, Citation had $22.3 million in loss reserves, net of reinsurance. Citation’s loss reserves consist of $10.2 million for property and casualty insurance, principally in the artisans/contractors line of business, and $12.1 million for workers’ compensation insurance.

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

Discontinued Operations

Sequoia Insurance Company

     On March 31, 2003, we closed on the sale of Sequoia. The gross sale proceeds were approximately $43.1 million, consisting of $25.2 million in cash and a dividend of $17.9 million. The dividend included the common stocks previously held in Sequoia’s investment portfolio with a value of $16.4 million. The common stocks included in the dividend primarily consisted of a number of holdings in small-capitalization value stocks, which we believed were still undervalued based on the private market value of the underlying assets, earnings, and cash flow. These common stocks were added to the investment portfolio of Physicians, which was Sequoia’s direct parent company.

     Physicians acquired Sequoia in 1995. Sequoia’s core business was property and casualty insurance in California and Nevada, focusing on the niche markets of commercial insurance for small to medium-sized businesses and farm insurance. Sequoia also wrote selected lines of personal insurance in California. During the period of our ownership, Sequoia’s management applied a selective approach to underwriting, aiming to earn a profit from underwriting (that is, a profit before investment income), and implemented numerous initiatives to improve efficiency and reduce expenses. As a result, Sequoia consistently had loss ratios and combined ratios better than the industry averages. During 2000, 2001, and 2002, Sequoia generated increased average premiums per commercial policy, and significant growth in its book of business, with combined ratios of 106.3%, 105.4%, and 101.6%, in those respective years.

     From April 1, 2000, when we resumed direct management of Sequoia’s investment portfolio, the company’s portfolio of unaffiliated stocks, bonds, and cash equivalents earned returns (that is, interest and dividend income plus realized and unrealized gains, before fees and taxes) of approximately 6.1% in the last nine months of 2000, 10.4% in 2001, 12.6% in 2002, and 2.5% in the first three months of 2003.

     Despite these factors, Sequoia continued to generate a return on capital lower than our expectation, and we concluded that value would be maximized by sale of the company, particularly given the increasingly restrictive regulatory & rating environment, and the highly competitive marketplace.

HyperFeed Technologies, Inc.

     During 2003, HyperFeed completed the sale of two businesses, which are now recorded as discontinued operations:

•	its retail trading business, PCQuote.com, which was sold for $370,000 in June 2003; and

•	its consolidated market data feed customers, which were sold to Interactive Data Corporation, for $8.375 million. HyperFeed received $7 million in cash on closing, and $500,000 during 2004. HyperFeed could realize an additional $875,000 during 2005 if, and when, milestones are met.

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

     Mr. Langley has been Chairman of the Board of PICO since November 1996 and of Physicians since July 1995. Mr. Langley has been a Director of PICO since November 1996 and a Director of Physicians since 1993. Mr. Langley has been a Director of HyperFeed Technologies, Inc., formerly, PC Quote, Inc., (“HyperFeed”) since 1995 and a Director of Jungfraubahn Holding AG since 2000.

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

RISK FACTORS

     In addition to the risks and uncertainties discussed in certain sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this document, the following risk factors should be considered carefully in evaluating PICO and its business. The statements contained in this Form 10-K/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Exchange Act, including statements regarding our expectations, beliefs, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date thereof, and we assume no obligation to update any such forward-looking statements.

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

     We invest in businesses that we believe are undervalued or that will benefit from additional capital, restructuring of operations or improved competitiveness through operational efficiencies. If a business in which we invest fails or its market value declines, we could experience a material adverse effect on our business, financial condition, the results of operations and cash flows. Additionally, our failure to successfully locate, select and manage investment and acquisition opportunities could have a material adverse effect on our business, financial condition, the results of operations and cash flows. Such business failures, declines in market values, and/or failure to successfully locate, select and manage investments and acquisitions could result in an inferior return on shareholders’ equity. We could also lose part or all of our capital in these businesses and experience reductions in our net income, cash flows, assets and shareholders’ equity.

Failure to successfully manage newly acquired companies could adversely affect our business.

     Our management of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, and finance. These efforts result in additional expenses and involve significant amounts of management’s time. To successfully manage newly acquired companies, we must, among other things, continue to attract and retain key management and other personnel. The diversion of the attention of management from the day-to-day operations, or difficulties encountered in the integration process, could have a material adverse effect on our business, financial condition, and the results of operations and cash flows. If we fail to integrate acquired businesses into our operations successfully, we may be unable to achieve our strategic goals and the value of your investment could suffer.

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

     We do not know of any reliable statistical data that would enable us to predict the probability of success or failure of our acquisitions and investments, or to predict the availability of suitable investments at the time we have available cash. We may not be able to find sufficient opportunities to make this business strategy successful. Additionally, when any of our acquisitions does not achieve acceptable rates of return or we do not realize the value of the funds invested, we may write-down the value of such acquisitions or sell the acquired businesses at a loss. We have made a number of acquisitions in the past that have been highly successful, and we have also made acquisitions that have lost either part or all of the capital invested. Further details of realized and unrealized gains and losses can be found in the Notes 1, 2, 3 and 4 to the accompanying consolidated financial statements and in Item 7A in this Form 10-K/A. Our ability to achieve an acceptable rate of return on any particular investment is subject to a number of factors which are beyond our control, including increased competition and loss of market share, quality of management, cyclical or uneven financial results, technological obsolescence, foreign currency risks and regulatory delays.

We may make investments and acquisitions that may yield low or negative returns for an extended period of time, which could temporarily or permanently depress our return on investments.

     We generally make investments and acquisitions that tend to be long term in nature. We acquire businesses that we believe to be undervalued or may benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with our existing operations. We may not be able to develop acceptable revenue streams and investment returns. We may lose part or all of our investment in these assets. The negative impacts on cash flows, income, assets and shareholders’ equity may be temporary or permanent. We make investments for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This may involve restructuring of the financing or management of the entities in which we invest and initiating or facilitating mergers and acquisitions. These processes can consume considerable amounts of time and resources. Consequently, costs incurred as a result of these investments and acquisitions may exceed their revenues and/or increases in their values for an extended period of time until we are able to develop the potential of these investments and acquisitions and increase the revenues, profits and/or values of these investments. Ultimately, however, we may not be able to develop the potential of these assets that we originally anticipated.

We may not be able to sell our investments when it is advantageous to do so and we may have to sell these investments at a discount.

     No active market exists for some of the companies in which we invest. We invest in private companies that are not as liquid as investments in public companies. Additionally, some of our investments may be in restricted or unregistered stock of U.S. public companies. Moreover, even our investments for which there is an established market are subject to dramatic fluctuations in their market price. These illiquidity factors may affect our ability to divest some of our investments and could affect the value that we receive for the sale of such investments.

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

     The water rights held by us and the transferability of these rights to other uses and places of use are governed by the laws concerning water rights in the states of Arizona, Colorado and Nevada. The volumes of water actually derived from the water rights applications or permitted rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions. As a result, the amounts of acre-feet anticipated from the water rights applications or permitted rights do not in every case represent a reliable, firm annual yield of water, but in some cases describe the face amount of the water right claims or management’s best estimate of such entitlement. Legal impediments may exist to the sale or transfer of some of these water rights, which in turn may affect their commercial value. If we were unable to transfer or sell our water rights, we will not be able to make a profit, we will not have enough cash receipts to cover cash needs, and we may lose some or all of our value in our water rights acquisitions.

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

     In the future, we anticipate that a significant amount of Vidler’s revenues and asset value will come from a limited number of assets, including our water rights in the Harquahala Valley and the Vidler Arizona Recharge Facility. Although we continue to acquire and develop additional water assets, in the foreseeable future we anticipate that our revenues will still be derived from a limited number of assets, primarily located in Arizona and Nevada.

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

     The inherent uncertainties in estimating loss reserves are greater for some insurance products than for others, and are dependent on:

•	the length of time in reporting claims;

•	the diversity of historical losses among claims;

•	the amount of historical information available during the estimation process;

•	the degree of impact that changing regulations and legal precedents may have on open claims; and

•	the consistency of reinsurance programs over time.

     Because medical malpractice liability, commercial property and casualty, and workers’ compensation claims may not be completely paid off for several years, estimating reserves for these types of claims can be more uncertain than estimating reserves for other types of insurance. As a result, precise reserve estimates cannot be made for several years following the year for which reserves were initially established.

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

     Beginning in 1994, Physicians and Citation became subject to the provisions of the Risk-Based Capital for Insurers Model Act which has been adopted by the National Association of Insurance Commissioners for the purpose of helping regulators identify insurers that may be in financial difficulty. The Model Act contains a formula which takes into account asset risk, credit risk, underwriting risk and all other relevant risks. Under this formula, each insurer is required to report to regulators using formulas which measure the quality of its capital and the relationship of its modified capital base to the level of risk assumed in specific aspects of its operations. The formula does not address all of the risks associated with the operations of an insurer. The formula is intended to provide a minimum threshold measure of capital adequacy by individual insurance company and does not purport to compute a target level of capital. Companies which fall below the threshold will be placed into one of four categories: Company Action Level, where the insurer must submit a plan of corrective action; Regulatory Action Level, where the insurer must submit such a plan of corrective action, the regulator is required to perform such examination or analysis the Superintendent of Insurance considers necessary and the regulator must issue a corrective order; Authorized Control Level, which includes the above actions and may include rehabilitation or liquidation; and Mandatory Control Level, where the regulator must rehabilitate or liquidate the insurer. All companies’ risk-based capital results as of December 31, 2004 exceed the Company Action Level.

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

     As a result of global investment diversification, our business, financial condition, the results of operations and cash flows may be adversely affected by:

•	exposure to fluctuations in exchange rates;

•	the imposition of governmental controls;

•	the need to comply with a wide variety of foreign and U.S. export laws;

•	political and economic instability;

•	trade restrictions;

•	changes in tariffs and taxes;

•	volatile interest rates;

•	changes in certain commodity prices;

•	exchange controls which may limit our ability to withdraw money;

•	the greater difficulty of administering business overseas; and

•	general economic conditions outside the United States.

     Changes in any or all of these factors could result in reduced market values of investments, loss of assets, additional expenses, reduced investment income, reductions in shareholders’ equity due to foreign currency fluctuations and a reduction in our global diversification.

Fluctuations in the market price of our common stock may affect your ability to sell your shares.

     The trading price of our common stock has historically been, and is expected to be, subject to fluctuations. The market price of the common stock may be significantly impacted by:

•	quarterly variations in financial performance and condition;

•	shortfalls in revenue or earnings from levels forecast by securities analysts;

•	changes in estimates by such analysts;

•	product introductions;

•	our competitors’ announcements of extraordinary events such as acquisitions;

•	litigation; and

•	general economic conditions.

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

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America.

     The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of financial statements and the reported amount of revenues and expenses during the reporting period. We regularly evaluate our estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources. The carrying values of assets and liabilities and the reported amount of revenues and expenses may differ by using different assumptions. In addition, in future periods, in order to incorporate all known experience at that time, we may have to revise assumptions previously made which may change the value of previously reported assets and liabilities. This potential subsequent change in value may have a material adverse effect on our business, financial condition, and the results of operations and cash flows. See “Critical Accounting Policies” in Item 7.

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

     A change in accounting standards could have a significant effect on our reported results and may even affect our reporting transactions completed before the change is effective. New accounting pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

     For example, changes requiring that we record compensation expense in the statement of operations for stock appreciation rights using the fair value method, or changes in existing taxation rules related to stock appreciation rights, could have a significant negative effect on our reported results as a result of the variability of factors used to establish the fair value of stock appreciation rights. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (Revised) which will take effect from the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123 (Revised) will require PICO to re-measure its stock appreciation rights liability each reporting period from the effective date using a fair value basis until the awards are settled. This future accounting treatment could negatively impact our reported earnings.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of substantial financial and managerial resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance, and we have purchased coverage at substantially higher cost than in the past. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changes laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation could be harmed.

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

     Physicians leases approximately 1,892 square feet of office space in Columbus, Ohio for its headquarters. Citation leases office space for a claims office in Orange County, California. Vidler and Nevada Land lease office space in Carson City, Nevada. HyperFeed leases 15,000 square feet of office space in Chicago, Illinois, approximately 11,000 square feet of office space at two sites in Aurora, Illinois, approximately 3,000 square feet of office space in New York City and approximately 1,300 square feet of office space in San Francisco, California. Vidler and Nevada Land hold significant investments in land, water rights and mineral rights in the southwestern United States. We continually evaluate our current and future space capacity in relation to our business needs. We believe that our existing facilities are suitable and adequate to meet our current business requirements. See “Item 1-Business-Introduction.”

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to various litigation that arises in the ordinary course of its business. Members of PICO’s insurance group are frequently a party in claims proceedings and actions regarding insurance coverage, all of which PICO considers routine and incidental to its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, the results of operations or cash flows of the Company. Neither PICO nor its subsidiaries are parties to any potential material pending legal proceedings other than the following:

     In 2000, PICO Holdings loaned a total of $2.2 million to Dominion Capital Pty. Ltd. (“Dominion Capital”), a private Australian company. In 2001, $1.2 million of the loans became past due. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO commenced legal actions through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing a legal action and our ability to realize the assets collateralizing the loans, PICO recorded an allowance for the total outstanding balance of $2.3 million for the loans and interest. PICO has been awarded summary judgment in relation to the principal and interest on the $1.2 million loan and, as a result, Dominion Capital has been placed in receivership. A trial was held in July 2003 concerning both loans. The Company received the Court’s decision in August 2004 and was unsuccessful in its actions. In August 2004, the Company filed an appeal with the Australian Court of Appeal. After filing the appeal, PICO and the individual who was the majority shareholder of Dominion Capital entered into a deed of settlement and release agreement. Under this agreement, both parties have agreed to discharge each other from any further claims and obligations, including PICO discontinuing its appeal that was filed in the Australian Court of Appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The common stock of PICO is traded on the NASDAQ National Market under the symbol “PICO.” The following table sets out the high and low daily closing sale prices as reported on the NASDAQ National Market. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions.

	2004		2003
	High	Low	High	Low
1st Quarter	$16.60	$15.31	$14.39	$12.01
2nd Quarter	$19.04	$15.38	$14.37	$12.78
3rd Quarter	$19.04	$17.12	$14.04	$12.83
4th Quarter	$22.00	$18.57	$16.17	$13.10

     On March 9, 2005, the closing sale price of PICO’s common stock was $25.21 and there were approximately 686 holders of record.

     PICO has not declared or paid any dividends in the last two years, and does not expect to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

     On July 17, 2003, the Company’s shareholders approved the PICO Holdings, Inc. 2003 Stock Appreciation Rights (“SAR”) program, which replaced the stock option and call option programs previously in place. The stock options and call options held by directors, employees, and consultants were surrendered and, after shareholders’ approval, replaced with SAR with the same exercise price. There are now no stock options or call options outstanding.

     All SAR are fully vested; however, a holder may only exercise a maximum of 20% of the SAR initially received in any twelve month period, except with the permission of the Company’s Compensation Committee. When a SAR is exercised, the holder will receive a cash payment equal to the difference between the market value of the underlying stock and the exercise price of the SAR. No shares of stock are issued.

     We believe that the accounting treatment for SAR is more transparent than for stock options. The change in the “in the money” amount (i.e., the difference between the market value of PICO stock and the exercise price of the SAR) of SAR outstanding during each accounting period is recorded through the consolidated statements of operations. An increase in the “in the money” amount of SAR is recorded as an expense, and a decrease in the “in the money” amount of SAR will be recorded as a reduction in expenses. Previously, we disclosed the fair value of outstanding stock options but, in accordance with GAAP, we did not expense this value in our statement of operations.

     For 2003, a total expense of $6 million before taxes for SAR was recorded, based on the last sale price of $15.67 for PICO stock on December 31, 2003. This consists of a $3.5 million charge on the initial adoption of the SAR program on July 17, 2003, and a $2.5 million expense to record the increase in the “in the money” amount of SAR during the period from the adoption of the SAR Program through the end of 2003. The $3.5 million pre-tax charge expensed the “in the money” amount of SAR outstanding from the date that the call options and stock options converted to SAR were originally issued, through to July 17, 2003. After the related tax effect, the 2003 SAR expense reduced book value per share by approximately 1.7% as of December 31, 2003.

     For 2004, a total expense of $9.9 million before taxes for SAR was recorded, based on the last sale price of $20.77 for PICO stock on December 31, 2004, and $113,000 in payments for 39,625 SAR exercised during 2004. After the related tax effect, the cumulative SAR expense reduced book value per share by approximately 4.2% as of December 31, 2004.

     As of December 31, 2004, the Company has a total of 1,923,156 SAR outstanding, with a weighted average exercise price of $12.59. Of this total, 1,895,656 SAR, with a weighted average exercise price of $12.55, were granted to the Company’s officers. A total of 80,000 SAR remain available for issuance.

(c)
	(a)		Number of securities
	Number of securities to	(b)	remaining available for
	be issued upon	Weighted-average exercise	future issuance under
	exercise of outstanding	price of outstanding	equity compensation plans
	options, warrants and	options, warrants and	(excluding securities
Plan Category	rights by Officers	rights granted to Officers	reflected in column (a)
Equity compensation plans approved by security holders.(1)	—	—	—
Equity compensation plans not approved by security holders.(2)	—	—	41,317
Total	—	—	41,317

(1)	On July 17, 2003, the Company’s shareholders voted to adopt the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program (the “SAR Program”) to replace the Company’s stock option plans and call option agreements. The maximum number of SARs issuable under the SAR program may not exceed 2,042,781. 1,962,781 SARs were issued to the prior option holders upon adoption of the SAR program at an exercise price equal to that of the surrendered options (weighted average exercise price $12.63). Upon exercise of the SAR, the holder is entitled to a cash benefit equal to the difference between the exercise price and the then current market price of PICO stock. Accordingly, no securities, options or warrants will be issued by the Company on any exercise of the SAR. (See Stock-Based Compensation section in Note 1 to the Company’s consolidated financial statements “Nature of Operations and Significant Accounting Policies”)

(2)	The Directors’ and Officers’ Deferred Compensation Arrangements are described in Note 15 to the Company’s notes to the consolidated financial statements. (“Related-Party Transactions”)

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares (or Units)	(d) Maximum Number (or Approximate Dollar Value) of Shares
	(a)Total number of	(b) Average Price Paid per	Purchased as Part of Publicly	(or Units) that May Yet Be Purchased Under the Plans or
Period	shares purchased	Share	Announced Plans or Programs (1)	Programs (1)

10/1/04 -10/31/04	1,185	$19.10
11/1/04 -11/31/04	—	—
12/1/04 -12/31/04	—	—

Note: Shares listed above are part of a deferred compensation plan for certain directors and officers of PICO Holdings, Inc. These deferred compensation plans are not part of a publicly announced plan and the maximum number of shares to repurchase is unknown since the election to defer their compensation can be increased or decreased at any time by the participating directors and officers.

(1)	In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash. As of December 31, 2004, no stock had been been repurchased under this authorization.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents the Company’s selected consolidated financial data. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K/A and the consolidated financial statements and the related notes thereto included elsewhere in this document.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except share data)
OPERATING RESULTS
Revenues:
Premium income earned (charged)			$(42)	$980	$1,695
Net investment income (loss)	$9,065	$8,116	9,595	1,161	(1,694)
Sale of real estate and water assets	10,879	19,751	15,232	17,106	5,478
Other income	8,183	5,011	4,489	4,313	4,200

Total revenues	$28,127	$32,878	$29,274	$23,560	$9,679

Income (loss) before discontinued operations, and cumulative effect of change in accounting principle	$(10,636)	$(13,622)	$1,110	$3,778	$(7,290)
Income from discontinued operations, net	78	10,384	2,834	2,317	953
Cumulative effect of change in accounting principles, net			1,985	(981)	(4,964)

Net income (loss)	$(10,558)	$(3,238)	$5,929	$5,114	$(11,301)

PER COMMON SHARE BASIC AND DILUTED:
Income (loss) from continuing operations	$(0.86)	$(1.10)	$0.09	$0.30	$(0.63)
Income from discontinued operations	0.01	0.84	0.23	0.19	0.08
Cumulative effect of change in accounting principle			0.16	(0.08)	(0.43)

Net income (loss)	$(0.85)	$(0.26)	$0.48	$0.41	$(0.97)

Weighted Average Shares Outstanding	12,368,068	12,375,933	12,375,466	12,384,682	11,604,120

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
FINANCIAL CONDITION
Assets (1)	$354,631	$330,897	$265,587	$270,742	$295,682
Unpaid losses and loss adjustment expenses	$55,944	$60,864	$52,703	$61,538	$84,384
Bank and other borrowings (1)	$18,021	$15,377	$14,636	$14,596	$15,550
Discontinued operations, net (liabilities) assets	$(752)	$(1,351)	$37,332	$33,266	$29,255
Total liabilities and minority interest (1)	$113,942	$99,566	$81,888	$96,110	$122,802
Shareholders’ equity	$239,929	$229,160	$221,032	$207,899	$202,105
Book value per share	$19.40	$18.52	$17.86	$16.81	$16.31

Note:	Book value per share is computed by dividing shareholders’ equity by the net of total shares issued less shares held as treasury shares.

(1) Excludes balances classified as discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The consolidated financial statements and other portions of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” reflect the effects of:

(1)	presenting Sequoia Insurance Company and two businesses sold by HyperFeed Technologies, Inc. as discontinued operations. See Note 2 of Notes to Consolidated Financial Statements, “Discontinued Operations”; and

(2)	presenting HyperFeed Technologies, Inc. as a separate segment beginning May 15, 2003. See Note 4 of Notes To Consolidated Financial Statements, “Consolidation of HyperFeed Technologies, Inc.”

COMPANY SUMMARY, RECENT DEVELOPMENTS, AND FUTURE OUTLOOK

VIDLER WATER COMPANY, INC.

BACKGROUND

     We believe that continuing trends in Nevada and Arizona indicate strong future demand for Vidler’s water rights and water storage assets.

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

     In Arizona, the continued growth of the municipalities surrounding Phoenix in Maricopa County is likely to lead to strong demand for Vidler’s water rights in the Harquahala Valley. According to census estimates, the population of Maricopa County increased 9.5% in the three years to July 1, 2003, to almost 3.4 million residents. Many of the municipalities surrounding Phoenix/Scottsdale where the growth is concentrated, do not receive allotments of water from the Colorado River, and are therefore forced to find alternative supplies of water.

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

     The Central Arizona Water Conservation District (“CAWCD”) is a three-county water district servicing the most populous parts of the state, including Maricopa County. A 2003 CAWCD study predicted that CAWCD will be able to use 9 million acre-feet of water from Arizona’s Colorado River supplies in the years from 2004 through 2050, assuming average annual precipitation. The CAWCD also estimated that 8.6 million acre-feet will be required over the same period by the Central Arizona Groundwater Replenishment District, the authority responsible for protecting groundwater supplies in the CAWCD three-county service area. The CAWCD also estimated demand of 3.5 million acre-feet from the Arizona Water Bank for various purposes (e.g., use in Nevada), and a further 4.3 million acre-feet to replenish groundwater reserves. Based on these forecasts, Arizona appears to be faced with a shortfall of 7.4 million acre-feet of water in the period through 2050, which will require CAWCD to purchase additional supplies.

     The Southern Nevada Water Authority has released a master water resource plan (which can be viewed at www.snwa.com) to develop and deliver water supplies to meet regional growth demands. This plan consists of (1) the storage of water, including up to 1.25 million acre-feet in Arizona, combined with (2) the development of further water resources in Nevada. We believe that Vidler’s assets are favorably positioned to contribute to the water resource solutions required in the Southwest.

WATER RIGHTS

Arizona

     At December 31, 2004, Vidler owned or had the right to acquire approximately 45,064 acre-feet of transferable ground water in the Harquahala Valley, approximately 75 miles northwest of metropolitan Phoenix, Arizona. Vidler owns 35,699 acre-feet, and we have the option to purchase a further 9,365 acre-feet. We believe that Vidler’s water rights in the Harquahala Valley represent the most practical and competitive source of water to support the growth of greater metropolitan Phoenix, which is one of the fastest growing areas in the nation.

     Vidler’s water rights in the Harquahala Valley are primarily located in Maricopa County. According to census data, the population of Maricopa County increased 9.5% in the three years ended July 1, 2003, with the addition of approximately 97,000 people per year. Vidler anticipates that there will be municipal demand for water from the Harquahala Valley to support the growth of the west side cities in Maricopa County, which are part of greater metropolitan Phoenix.

     Any new residential development in Arizona must obtain a permit from the Arizona Department of Water Resources certifying a “designated assured water supply” sufficient to sustain the development for at least 100 years. The Harquahala Valley ground water meets the designation of assured water supply. In order for the Harquahala Valley ground water to be used by municipalities in the heavily populated parts of Arizona, the water must be “wheeled,” or transported, from the Harquahala Valley to the end users. The Arizona State Legislature has passed legislation which allows Harquahala Valley ground water to be made available as assured water supply to cities and communities in Arizona through agreements with the Central Arizona Groundwater Replenishment District.

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

In 2001 and 2002, Vidler completed its first sales of Harquahala Valley ground water for industrial use and municipal use:

•	in March 2001, Vidler sold 6,496.5 acre-feet of water rights and 2,589 acres of land to an industrial user, for $9.4 million;

•	in March 2002, Vidler sold 3,645 acre-feet of water rights and 1,215 acres of land to golf course developers near Scottsdale, for $5.2 million; and

•	in May 2002, Vidler sold 480 acre-feet of water rights and 240 acres of land to an industrial user, for $1 million.

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

     1. Lincoln County

     Vidler is working jointly with Lincoln County to locate and develop water resources in Lincoln County, Nevada. Lincoln County and Vidler have filed applications for more than 100,000 acre-feet of water rights with the intention of supplying water for residential, commercial, and industrial use, as contemplated by the County’s approved master plan. We believe that this is the only known new source of water for Lincoln County. Vidler anticipates that up to 40,000 acre-feet of water rights will ultimately be permitted from these applications, and put to use in Lincoln County and northern Clark County.

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

Coyote Springs

     The Coyote Springs community is a planned mixed-use development to be located approximately 40 miles north of Las Vegas, at the junction of U.S. Highway 93 and State Highway 168. Coyote Springs is the largest privately-held property for development in southern Nevada. The developer, Coyote Springs Investment, LLC (“CSIL”), has received entitlements for approximately 50,000 residential units, 6 golf courses, and 1,200 acres of retail and commercial development on 13,100 acres in Clark County. CSIL expects to receive additional entitlements for its 29,800 acres in Lincoln County. Based on the entitlements obtained so far, it is estimated that the community will require approximately 35,000 acre-feet of permanent water. Additional water will be required as further entitlements are obtained. It is expected that full absorption of the residential units will take 25 years or more.

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

     The Coyote Springs project is an example of how Vidler’s water rights in Nevada and water storage facility in Arizona could potentially interact to provide water solutions in southern Nevada.

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

     4. Fish Springs Ranch

     In 2000, Vidler purchased a 51% interest in Fish Springs Ranch, LLC (“Fish Springs”) and a 50% interest in V&B, LLC. These companies own the Fish Springs Ranch and other properties totaling approximately 8,600 acres in Honey Lake Valley in Washoe County, 45 miles north of Reno, Nevada. Approximately 8,000 acre-feet of permitted water rights associated with Fish Springs Ranch are transferable to the Reno/Sparks area. The water rights at Fish Springs have been identified as the most economical and proven new source of supply to support new growth in the North Valley communities of Washoe County. The Nevada State Demographer estimates that, in the three years ended July 1, 2004, the population of Washoe County (including Reno/Sparks) increased by 8.6% to approximately 383,000 people.

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

     In October 2002, the Regional Water Planning Committee accepted the North Valley Water Supply Comparison report. This study re-evaluated the feasibility and potential cost of supplying future North Valley’s water demands with continued exportation of water from the Truckee River Basin, or, alternatively, meeting the demands from Fish Springs and two other basins. The study indicated that ground water from Fish Springs would be the most economical source of supply. Alternatively, if the capacity of nearby transmission lines can be expanded, we believe that Fish Springs Ranch would be an attractive site for gas-fired electricity generation.

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

     The assets at Big Springs Ranch and West Wendover were different in nature from Vidler’s remaining assets in Arizona and Nevada, in that the land comprised the bulk of the value of Big Springs Ranch and West Wendover, with the water rights being a lesser component.

Colorado

Vidler is completing the process of monetizing its water rights in Colorado, through sale or lease:

•	in 2000, Vidler closed on the sale of various water rights and related assets to the City of Golden, Colorado for $1 million, and granted the City options to acquire other water rights over the next 15 years. The City exercised options to acquire water assets for $145,000 in 2002, $146,000 in 2003, and $142,000 in 2004. If the remaining options are exercised, the present value of the aggregate purchase price is approximately $1.1 million;

•	during 2002, Vidler closed on the sale of its interest in Cline Ranch for $2.1 million and the sale of 86 acre-feet of water rights for $3.1 million;

•	in 2003, Vidler closed on the sale of the Wet Mountain water rights for $414,000; and

•	in 2004, Vidler closed on the sale of approximately 6.5 acre-feet of water rights for $266,000 to residential users in Summit County, Colorado.

Discussions are continuing to either lease or sell the remaining water rights in Colorado, which are listed in the table in the Vidler section of Item 1, “Business.”

WATER STORAGE

     1. Vidler Arizona Recharge Facility

     During 2000, Vidler completed the second stage of construction at its facility to “bank,” or store, water underground in the Harquahala Valley, and received the necessary permits to operate a full-scale water “recharge” facility. “Recharge” is the process of placing water into storage underground. Vidler has the permitted right to recharge 100,000 acre-feet of water per year at the Vidler Arizona Recharge Facility, and anticipates being able to store in excess of 1 million acre-feet of water in the aquifer underlying much of the valley. When needed, the water will be “recovered,” or removed from storage, by ground water wells.

     Vidler has the only permitted, complete private water storage facility in Arizona. Given that Arizona is the only southwestern state with surplus flows of Colorado River water available for storage, we believe that Vidler’s is the only private water storage facility where it is practical to “bank,” or store, water for users in other states, which is known as “interstate banking.” Having a permitted water storage facility also allows Vidler to acquire, and store, surplus water for re-sale in future years.

     The Vidler Arizona Recharge Facility is the first privately owned water storage facility for the Colorado River system, which is a primary source of water for the Lower Division States of Arizona, California, and Nevada. The water storage facility is strategically located adjacent to the Central Arizona Project (“CAP”) aqueduct, a conveyance canal running from Lake Havasu to Phoenix and Tucson. The water to be recharged will come from surplus flows of CAP water. We believe that proximity to the CAP is a competitive advantage, because it minimizes the cost of water conveyance.

     Vidler is able to provide storage for users located both within Arizona and out-of-state. Potential users include industrial companies, developers, and local governmental political subdivisions in Arizona, and out-of-state users such as municipalities and water agencies in Nevada and California. The Arizona Water Banking Authority (“AWBA”) has the responsibility for intrastate and interstate storage of water for governmental entities.

     Vidler has not yet stored water for customers at the facility, but the company has been recharging water for its own account since 1998, when the pilot plant was constructed. At the end of 2004, Vidler had “net recharge credits” representing approximately 63,000 acre-feet of water in storage at the facility, and had purchased a further 3,250 acre-feet which was recharged in 2005. In addition, Vidler has ordered another 35,750 acre-feet for purchase and recharge in 2005. Vidler purchased the water from the CAP, and intends to resell this water at an appropriate time.

     Subject to approval by water authorities in Nevada and Arizona, Vidler could supply net recharge credits to the Coyote Springs project. Vidler is in discussions with a number of developers and other entities which, combined with the Coyote Springs partnership, could lead to the sale of all of Vidler’s net recharge credits.

     If customers which already own water want to store it at Vidler’s site, we intend to charge a fee based on the amount of water “recharged,” and then an additional fee when the water is “recovered.” The storage revenues generated will depend on the quantity of water which the AWBA and private users store at the facility. The quantity of water stored will depend on a number of factors, including the availability of water and available storage capacity at publicly owned facilities.

     We believe that a number of events in recent years have increased the scarcity value of the project’s storage capacity. At a public hearing in 2000, the AWBA disclosed that the Bureau of Reclamation has indicated that, before permits are issued for new facilities to store water for interstate users, extensive environmental impact studies will be required. The AWBA also indicated that the first priority for publicly owned storage capacity in Arizona is to store water for Arizona users. At the same hearing, the states of California and Nevada again confirmed that their demand for storage far exceeds the total amount of storage available at existing facilities in Arizona. Consequently, interstate users will need to rely, at least in part, on privately owned storage capacity.

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

     In addition to the potential demand from the public users represented by the AWBA, demand from private users could potentially utilize up to 100% of the site’s storage capacity.

     Once Vidler has concluded agreements to store water, it will know the rate at which customers will need to be able to recover water. At that time, Vidler will be able to design, construct, and finance the final stage of the project which will allow full-scale recovery. The users of the facility will bear the capital cost of the improvements required to recover water at commercial rates.

     Vidler anticipates being able to recharge 35,000 acre-feet of water per year at the facility, and to store in excess of 1 million acre-feet of water in the aquifer. Vidler’s estimate of the aquifer’s storage volume is primarily based on a hydrological report prepared by an independent engineering firm for the Central Arizona Water Conservation District in 1990, which concluded that there is storage capacity of 3.7 million acre-feet.

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

     The strategic value of the guaranteed right to recover an amount of water from Semitropic every year — even in drought years — became clear to water agencies, developers, and other parties seeking a reliable water supply. For example, developers of large residential projects in Kern County and Los Angeles County must be able to demonstrate that they have sufficient back-up supplies of water in the case of a drought year before they are permitted to begin development. Accordingly, during 2001, Vidler took advantage of current demand for water storage capacity with guaranteed recovery, and began to sell its interest in Semitropic. The strategic value of the guaranteed right to recover water was again highlighted by two court decisions in February 2003 which held that developers could not rely on water from state water projects.

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

     Vidler’s remaining interest includes approximately 30,000 acre-feet of storage capacity. We have the guaranteed right to recover a minimum of approximately 2,700 acre-feet every year. In some circumstances, we have the right to recover up to approximately 6,800 acre-feet in any one year. We are considering various alternatives for the remaining interest, including sale to developers or industrial users. Currently Vidler is not storing any water at Semitropic for third parties. Vidler is required to make annual payments of approximately $530,000 under its agreement with Semitropic Water Storage District.

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

NEVADA LAND & RESOURCE COMPANY, LLC

     The majority of Nevada Land’s revenues come from the sale of land and the related water rights. In addition, various types of recurring revenue are generated from use of the Nevada Land’s properties, including leasing, easements, and mineral royalties. Nevada Land also generates interest revenue from land sales contracts where Nevada Land has provided partial financing, and from temporary investment of the proceeds of land sales.

     Nevada Land recognizes revenue from land sales, and the resulting gross profit or loss, when transactions close. On closing, the entire sales price is recorded as revenue, and a gross margin is recognized depending on the cost basis attributed to the land which was sold. Since the date of closing determines the accounting period in which the sales revenue and gain are recorded, Nevada Land’s reported revenues and income fluctuate from period to period, depending on the dates when specific transactions close.

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

     1. HyperFeed Technologies, Inc.

     In 2001, 2002, and 2003 until May 15, PICO’s investment in HyperFeed common shares was recorded in this segment using the equity method under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Since May 15, 2003, when HyperFeed became a consolidated subsidiary, its results have been recorded in a separate segment, “HyperFeed Technologies”; however, PICO’s investment in HyperFeed warrants is still recorded in the Business Acquisitions and Financing segment.

     After adjusting for HyperFeed’s 1:10 reverse stock split in August 2003, PICO holds warrants to buy approximately 310,616 shares of HyperFeed common stock at an average price of $15.75 per share, exercisable by April 2005. At December 31, 2004, the price of HyperFeed’s common stock was $2.70, and the warrants were carried at estimated fair value of zero.

     2. Jungfraubahn Holding AG

     PICO owns 1.3 million shares (adjusted for the 10:1 stock split during 2004) of Jungfraubahn, which represents approximately 22.3% of that company. At December 31, 2004, the market (carrying) value of our holding was $40.8 million.

     In September 2002, we increased our holding to more than 20% of Jungfraubahn, and became the largest shareholder in that company. Despite the increase in our shareholding to more than 20%, we continue to account for this investment under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At this time, we do not believe that we have the requisite ability to exercise “significant influence” over the financial and operating policies of Jungfraubahn, and therefore do not apply the equity method of accounting.

     In February 2005, Jungfraubahn issued a press release containing an initial review of 2004 operations, using Swiss accounting principles. The full text is available on Jungfraubahn’s website www.jungfraubahn.com. The contents of Jungfraubahn’s website are not incorporated in this 10-K/A.

     In the press release, Jungfraubahn indicated that it expected passenger traffic revenues of approximately CHF (Swiss Francs) 89.6 million (US$73 million) for 2004, a 4% increase year over year, and a financial “result similar to that of the previous year.” Jungfraubahn went on to say that the “2004/2005 winter season is progressing positively” with a 9.1% increase in guests in the Jungfrau region through to the end of January 2005, and that forward bookings from tour operators put the company in a “confident mood for the summer season.”

     In August 2004, Jungfraubahn announced its results for the six months to June 30, 2004. Reported revenues were CHF 56.3 million (US$44.9 million). Net income was CHF 5.4 million (US$4.2 million), or approximately CHF 0.93 per share (US$0.74), a 23% increase year over year.

     Jungfraubahn announced its results for the 2003 financial year in May 2004, so the 2004 results will not be released until after this 10-K/A has been filed. Revenues were CHF 111.9 million (US$84.2 million), and net income was CHF 13.5 million (US$10.1 million), or CHF 2.3 per share (US$1.74). Jungfraubahn’s operating activities generated net cash flow of CHF 31.1 million (US$23.5 million).

     In the most recent published balance sheet — December 31, 2003 — Jungfraubahn had shareholders’ equity of CHF 309.8 million, or approximately CHF 53.1 (US$42.80) book value per share. At December 31, 2004, Jungfraubahn’s stock price was CHF 35.5 (US$ 31.15). At December 31, 2003, Jungfraubahn’s stock price was CHF 25.4 (US$ 20.48).

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

     Accu Holding AG

     PICO has acquired 29,294 shares in Accu Holding, which represents a voting ownership interest of approximately 29.2%. Due to a number of factors, we do not have the ability to exercise significant influence over Accu Holding’s activities, so the investment is carried at market value under SFAS No. 115.

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

     The Accu stock price declined significantly during 2002, 2003, and 2004. As explained in the Business Financing and Acquisitions portion of “Results of Operations — Years Ended December 31, 2004, 2003, and 2002,” we regularly review stocks which have declined in price from our cost. If we determine that the decline in market value is other-than-temporary, we record a charge which writes our basis in the investment down from its original cost to current carrying value, which typically is the market price at the balance sheet date when the provision is recorded. It should be noted that charges for other-than-temporary impairments do not affect shareholders’ equity or book value per share, since the after-tax decline in the market value of investments carried under SFAS No. 115 is already reflected in shareholders equity in our balance sheet. Also, the carrying (book) value of the holding does not change. If the stock price subsequently recovers, the basis does not change.

     Given the extent and duration of the decline in the market price of Accu stock, we determined that the decline in Accu’s market value is also other-than-temporary. Accordingly, we recorded pre-tax charges for other-than-temporary impairment of our holding in Accu of $2.2 million in 2002, $823,000 in 2003, and $1.3 million in 2004. These charges were recorded as realized losses and reduced the basis of the investment. At December 31, 2004, the holding had a basis of $2.7 million, and a market (carrying) value of $3 million (CHF3.4 million).

     SIHL

     In 2000 and 2001, we acquired approximately 10.6% of SIHL for $4 million, through participation in a restructuring/capital raising and open market purchases. Our investment in SIHL is accounted for under SFAS No. 115.

     At the time, SIHL’s core business was digital imaging, but the company had surplus property assets in and around Zurich, including a major development project known as Sihlcity. SIHL’s operations were adversely affected by the economic downturn in late 2001 and 2002, and SIHL was unable to improve profitability and reduce debt as previously expected. In 2003, SIHL sold its core business, and announced a debt restructuring with its banks. Although there is no longer a public trading market for SIHL, the agreement with the banks provides the shareholders with a partial return in certain circumstances.

     Due to the extent and duration of the decline in the market value of SIHL stock, we recorded pre-tax charges for other-than-temporary impairment of our holding in SIHL of $1.6 million in 2002, and $293,000 in 2003. A $547,000 charge for permanent impairment in 2004 reduced our basis in SIHL to zero at December 31, 2004.

INSURANCE OPERATIONS IN RUN OFF

     Typically, most of the revenues of an insurance company in “run off” come from investment income (i.e., interest from fixed-income securities and dividends from stocks) earned on funds held as part of their insurance business. In addition, from time to time, gains or losses are realized from the sale of investments.

     In broad terms, Physicians and Citation hold cash and fixed-income securities corresponding to their loss reserves and state capital & deposit requirements, and the excess is invested in small-capitalization value stocks in the U.S. and selected foreign markets.

     Given the very low level of interest rates, we expect to generate limited income and no capital gains from our bond holdings. To maintain liquidity and to guard against capital losses which would be brought on by higher interest rates, our bond holdings are concentrated in issues maturing in 5 years or less. At December 31, 2004, the duration of Citation’s bond portfolio was 4.0 years, and the duration of the Physicians bond portfolio was 2.7 years. The duration of a bond portfolio measures the amount of time it will take for the cash flows from scheduled interest payments and the maturity of bonds to equal the current value of the portfolio. Duration indicates the sensitivity of the market value of a bond portfolio to changes in interest rates. If interest rates increase, the market value of existing bonds will decline. During periods when market interest rates decline, such as 2002, 2003, and 2004, the market value of existing bonds increases. Typically, the longer the duration, the greater the sensitivity of the value of the bond portfolio to changes in interest rates. Duration of less than 5 years is generally regarded as medium term, and less than 3 years is generally regarded as short term.

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

     The equities component of the insurance company portfolios is concentrated on a limited number of asset-rich small-capitalization value stocks in the U.S. These positions have been accumulated at a significant discount to our estimate of the private market value of each company’s underlying “hard” assets (i.e., land and other tangible assets). The insurance company portfolios also have a degree of international diversification through holdings of small-capitalization value stocks in New Zealand and Australia, and selected large-capitalization resource stocks with world class mining operations in foreign countries. Dividends and realized gains or losses from stocks held in the insurance company portfolios are reported in the Insurance Operations in Run Off segment.

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

     In 2004, we estimate that the total return on the fixed-income securities and unaffiliated common stocks in Citation’s portfolio was approximately 22.0%, including approximately 44% for the stocks component (53.7% of the portfolio at December 31, 2004). We estimate that the total return on the fixed-income securities and unaffiliated common stocks in Physicians’ portfolio was approximately 25.5% in 2004, including approximately 41% for the stocks component (64.3% of the portfolio at December 31, 2004).

     In 2003, we estimate that the total return on the fixed-income securities and unaffiliated common stocks in Citation’s portfolio was approximately 19.6%, including better than 40% for the stocks component (40.7% of the portfolio at December 31, 2003). We estimate that the total return on the fixed-income securities and unaffiliated common stocks in Physicians’ portfolio was approximately 21.5% in 2003, including better than 39% for the stocks component (53.7% of the portfolio at December 31, 2003).

     Over time, the investment assets and investment income of a “run off” insurance company is expected to decline, as fixed-income investments mature or are sold to provide the funds to pay down the company’s claims reserves. However, since the sale of Sequoia closed on March 31, 2003, the investment assets of the Insurance Operations in Run Off segment have actually increased, as appreciation in stocks has more than offset the maturity or sale of fixed-income securities to pay claims.

     The financial results of insurance companies in “run off” can be volatile if there is favorable or unfavorable development in the loss reserves. For example, in 2003 Physicians recorded significant income from favorable reserve development, but Citation recorded a significant loss in 2003, partly due to increases in the workers’ compensation and property and casualty insurance loss reserves.

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

     Due to the long “tail” (i.e., period of time between the occurrence of the alleged event giving rise to the claim, and the claim being reported to us) in the medical professional liability insurance business, it is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves. Our loss reserves are reviewed by management every quarter and are assessed in the fourth quarter of each year, based on independent actuarial analysis of past, current, and projected claims trends in the 12 months ended September 30 of each year.

     At December 31, 2004, medical professional liability reserves totaled $16.4 million, net of reinsurance, compared to $19.6 million net of reinsurance at December 31, 2003, and $30.3 million net of reinsurance at December 31, 2002.

PHYSICIANS INSURANCE COMPANY OF OHIO — LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2004		2003		2002
Direct Reserves	$19.6	million	$ 23.6	million	$36.4	million
Ceded Reserves	(3.2)		(4.0)		(6.1)

Net Medical Professional Liability Insurance Reserves	$16.4	million	$ 19.6	million	$30.3	million

     At December 31, 2004, our direct reserves, or reserves before reinsurance, essentially equaled the independent actuary’s best estimate. The independent actuary is continually reviewing our claims experience and projected claims trends in order to arrive at the most accurate estimate possible. The independent actuary did not explicitly forecast a range of reserves, but arrived at a best estimate through weighting the results of five different projection methods for each accident year, and in total. Under the different projection methods, the lowest direct reserve calculation was approximately $18.3 million, and the highest direct reserve calculation was $21.3 million. Consequently, our loss reserves could differ depending on the particular method of calculation chosen.

     Changes in assumptions about future claim trends, and the cost of handling claims, could lead to significant increases and decreases in our loss reserves. When loss reserves are reduced, this is referred to as favorable development. If loss reserves are increased, the development is referred to as adverse or unfavorable.

     At December 31, 2004, approximately $7.5 million, or 38% of our direct reserves were case reserves, which are the loss reserves established when a claim is reported to us. Our provision for incurred but not reported claims (“IBNR”, i.e., the event giving rise to the claim has allegedly occurred, but the claim has not been reported to us) was $7.6 million, or 39% of our direct reserves. The loss adjustment expense reserves, totaling $4.5 million, or 23% of direct reserves, recognize the cost of handling claims over the next 12 years while Physicians’ loss reserves run off.

Over the past 3 years, the trends in open claims and claims paid have been:

	Year Ended December 31,
	2004	2003	2002
Open claims at the start of the year	68	144	179
New claims reported during the year	11	22	24
Claims closed during the year	-38	-98	-59

Open claims at the end of the year	41	68	144

Total claims closed during the year	38	98	59
Claims closed with no indemnity payment	-22	-91	-36

Claims closed with an indemnity payment	16	7	23

Net indemnity payments	$1,778,000	$3,048,000	$2,473,000
Net loss adjustment expense payments	898,000	912,000	1,072,000

Total claims payments during the year	$2,676,000	$3,960,000	$3,545,000

Average indemnity payment	$111,000	$435,000	$108,000

PHYSICIANS INSURANCE COMPANY OF OHIO – CHANGE IN LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2004		2003		2002
Beginning Reserves	$19.6	million	$30.3	million	$34.9	million
Loss & Loss Adjustment Expense Payments		(2.7)		(4.0)		(3.6)
Re-estimation of Prior Year Loss Reserves		(0.5)		(6.7)		(1.0)

Net Medical Professional Liability Insurance Reserves	$16.4	million	$19.6	million	$30.3	million

Re-estimation as a percentage of undiscounted beginning reserves		-2.5%		-22.1%		-2.9%

     During 2004, our medical professional liability insurance claims reserves, net of reinsurance, decreased by $3.2 million, from $19.6 million to $16.4 million. Claims and loss adjustment expense payments for the year were approximately $2.7 million, accounting for 84% of the net decrease in reserves. During 2004, Physicians continued to experience favorable trends in the “severity” (size) of claims, and, to a lesser extent, the “frequency” (number) of claims. Consequently, independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were greater than the actuary’s projections of future claims payments. Reserves were reduced in 16 of Physicians’ 20 accident years from 1976 until 1996, resulting in a net reduction of approximately $489,000, or 2.5% of reserves at the start of the year.

     The net reduction in reserves of approximately $489,000 was primarily due to a decrease in claims severity. Physicians reduced its reserve for IBNR claims by approximately $403,000, and decreased its provision for unallocated loss adjustment expense (which effectively recognizes the cost of handling Physicians’ claims over the remaining run off) by $86,000.

     As shown in the table above, in 2004 Physicians made $1.8 million in net indemnity payments to close 16 cases, an average indemnity payment of $111,000 per case. Total claims payments in 2004 were less than anticipated, and the average indemnity payment returned to more typical levels than in 2003. At December 31, 2004, the average case reserve per open claim was approximately $181,000.

     There were no changes in key actuarial assumption in 2004. It should be noted that such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments — either increases or decreases — in future years. See “Critical Accounting Policies” and “Risk Factors.”

     During 2003, our medical professional liability insurance claims reserves, net of reinsurance, decreased by $10.7 million, from $30.3 million to $19.6 million. Claims and loss adjustment expense payments for the year were approximately $4 million, accounting for 37% of the net decrease in reserves. During 2003, Physicians continued to experience favorable trends in the “severity” (size) of claims, and, to a lesser extent, the “frequency” (number) of claims. Consequently, independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were significantly greater than the actuary’s projections of future claims payments. Reserves were reduced in all of Physicians’ 20 accident years from 1976 until 1996, resulting in a net reduction of approximately $6.7 million, or 22.1% of reserves at the start of the year.

     In 2003 Physicians made $3 million in net indemnity payments to close 7 cases, an average indemnity payment of $435,000 per case. Although total claims payments in 2003 were less than anticipated, the average indemnity payment was higher than in 2002 and our future projection, due to the mix of cases closed in 2003. There were no changes in key actuarial assumptions in 2003.

     During 2002, our medical professional liability insurance claims reserves, net of reinsurance, decreased $3.6 million, from $34.9 million to $30.3 million. Loss and loss adjustment expense payments for the year were approximately $3.6 million, accounting for 78% of the net decrease in reserves during 2002. Due to continued favorable trends in the “severity” (size) of claims, and, to a lesser extent, the “frequency” (number) of claims, independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were greater than the actuary’s projections of future claims payments. Reserves were increased in 10 of Physicians’ 20 accident years from 1976 until 1996 (by $3.4 million), and reduced in the other 10 accident years (by $4.4 million), resulting in a net reduction of approximately $1 million, or 2.9% of reserves at the start of the year. There were no changes in key actuarial assumption in 2002.

     Since it is almost nine years since Physicians wrote its last policy, and the direct IBNR claims reserve at December 31, 2004 is $11.8 million ($10.9 million net of reinsurance), it is conceivable that further favorable development could be recorded in future years if claims trends remain favorable, particularly claims severity. However, given that favorable development of $6.7 million was recognized in 2003 and $503,000 in 2004, there is less potential for favorable development in future years than there has been in the past. In addition, we caution (1) that claims can be reported until 2017, and (2) against over-emphasizing claims count statistics — for example, the last claims to be resolved by a “run off” insurance company could be the most complex and the most severe.

Citation Insurance Company

Property and Casualty Insurance Loss Reserves

     Citation went into “run off” from January 1, 2001. At December 31, 2004, after four years of “run off,” Citation had $10.2 million in property and casualty insurance loss and loss adjustment expense reserves, after reinsurance.

     Approximately 99.5% of Citation’s net property and casualty insurance reserves are related to one line of business, artisans/contractors liability insurance. The remaining 0.5% is comprised of commercial property and casualty insurance policies, all of which expired in 2001. As a general rule, based on state statutes of limitations, we believe that no new commercial property and casualty insurance claims can be filed in California and Arizona, although in these states claims filing periods may be extended in certain limited circumstances.

     We have purchased excess of loss reinsurance to limit our potential losses. The amount of risk we have retained on each claim varies depending on the accident year, but we can be liable for the first $50,000 to $250,000 per claim.

     Citation wrote artisans/contractors insurance until 1995, the year before Physicians merged with Citation’s parent company. No artisans/contractors business was renewed after the merger. Artisans/contractors liability insurance has been a problematic line of business for all insurers who offered this type of coverage in California during the 1980’s and 1990’s. California experienced a severe recession in the early 1990’s, which caused a steep downturn in real estate values. In an attempt to improve their position, many homeowners filed claims against developers of new home communities and condominiums, and related parties such as general contractors, for alleged construction defects. Citation’s average loss ratio (i.e., the cost of making provision to pay claims as a percentage of earned premium) for all years from 1989 to 1995 for this insurance coverage is over 375%. The nature of this line of business is that we receive a large number (high frequency) of small (low severity) claims.

     Citation primarily insured subcontractors, and only rarely insured general contractors. A large percentage of the claims received in 2002, 2003, and 2004 related to Additional Insured Endorsements (“AIE”). In general, these represent claims from general contractors who were not direct policyholders of Citation’s, but were named as insureds on policies issued to Citation’s subcontractor policyholders. Most of Citation’s subcontractor insureds are not initially named as defendants in construction defect law suits, but are drawn into litigation against general contractors, typically when the general contractor’s legal expenses reach the limit of their own insurance policy. The courts have held that subcontractors who performed only a minor role in the construction can be held in on complicated litigation against general contractors. Accordingly, the cost of legal defenses can be as significant as claims payments. Typically, AIE claims are shared among more than one subcontractor and more than one insurance carrier. This reduces the expense to any one carrier, so AIE claims typically involve smaller claims payments than claims from actual policyholders.

     Although Citation wrote its last artisans/contractors policy in 1995 and the statute of limitations in California is 10 years, this can be extended in some situations.

     Over the past 3 years, the trends in open claims and claims paid in the artisans/contractors line of business has been:

	Year Ended December 31,
	2004	2003	2002
Open claims at the start of the year	317	290	303
New claims reported during the year	183	290	227
Claims closed during the year	-283	-263	-240

Open claims at the end of the year	217	317	290

Total claims closed during the year	283	263	240
Claims closed with no payment	-158	-106	-90
Claims closed with LAE payment only (no indemnity payment)	-39	-40	-40

Claims closed with an indemnity payment	86	117	110

     Due to the long “tail” (i.e., period between the occurrence of the alleged event giving rise to the claim and the claim being reported to us) in the artisans/contractors line of business, it is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves. Our loss reserves are regularly reviewed, and certified annually by an independent actuarial firm, as required by California state law. The independent actuary analyzes past, current, and projected claims trends for all active accident years, using several forecasting methods. The appointed actuary believes this will result in more accurate reserve estimates than using a single method. We typically book our reserves to the actuary’s best estimate.

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

     There were no changes in key actuarial assumptions during 2002, 2003, and 2004. See “Critical Accounting Policies” and “Risk Factors.”

     At December 31, 2004, Citation’s net property and casualty reserves were carried at $10.2 million, approximately equal to the actuary’s best estimate.

CITATION INSURANCE COMPANY – PROPERTY & CASUALTY INSURANCE LOSS AND LOSS
ADJUSTMENT EXPENSE RESERVES

	December 31, 2004		December 31, 2003		December 31, 2002

Direct Reserves	$11.6	million	$14.8	million	$16.3	million
Ceded Reserves	(1.4)		(1.5)		(1.7)

Net Reserves	$10.2	million	$13.3	million	$14.6	million

     At December 31, 2004, $1.6 million of Citation’s net property and casualty reserves (approximately 16%) were case reserves, $3.5 million represented provision for IBNR claims (33%), and the loss adjustment expense reserve was $5.1 million (51%).

     The change in Citation’s reserves over the past 3 years has resulted from:

CITATION INSURANCE COMPANY – CHANGE IN PROPERTY & CASUALTY INSURANCE LOSS AND LOSS
ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2004		2003		2002
Beginning Reserves	$13.3	million	$14.6	million	$19.2	million
Loss & Loss Adjustment Expense Payments		(2.8)	(2.2)			(3.7)
Incurred Loss & Loss Adjustment Expense Payments For Current Year
Re-estimation of Prior Year Loss Reserves		(0.3)	0.9			(0.9)

Net Property & Casualty Insurance Reserves	$10.2	million	$13.3	million	$14.6	million

Re-estimation as a percentage of beginning reserves		-1.9%	+5.8%			-4.6%

     During 2004, Citation’s property and casualty insurance claims reserves, net of reinsurance, decreased from $13.3 million to $10.2 million. Claims payments for the year were $2.8 million. Following actuarial analysis during 2004, Citation decreased loss reserves by $254,000 due to favorable development in the artisans/contractors book of business resulting from decreased claims severity.

     During 2003, Citation’s property and casualty insurance claims reserves, net of reinsurance, decreased from $14.6 million to $13.3 million. Claims payments for the year were $2.2 million. Following actuarial analysis during 2003, Citation increased loss reserves by $847,000 due to adverse development in the artisans/contractors book of business resulting from an increased frequency of new claims.

     During 2002, Citation’s property and casualty insurance claims reserves, net of reinsurance, decreased from $19.2 million to $14.6 million. Claims payments for the year were $3.7 million, accounting for approximately 80% of the net decrease in reserves during 2002. Actuarial analysis of Citation’s loss reserves as of December 31, 2002 showed a redundancy in the carried reserves of Citation, which we reduced during 2002 by $889,000. The reserve redundancy reflected a reduction in the “severity” (size) of claims.

     It should be noted that such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments—either increases or decreases—in future years.

Workers’ Compensation Loss Reserves

     Until 1997, Citation was a direct writer of workers’ compensation insurance in California, Arizona, and Nevada. In 1997, Citation reinsured 100% of its workers’ compensation business with a subsidiary, Citation National Insurance Company (“CNIC”), and sold CNIC to Fremont Indemnity Company (“Fremont”). As part of the sale of CNIC, all assets and liabilities, including the assets which corresponded to the workers’ compensation reserves reinsured with CNIC, and all records, computer systems, policy files, and reinsurance arrangements were transferred to Fremont. Fremont merged CNIC into Fremont, and administered and paid all of the workers’ compensation claims which had been sold to it. From 1997 until the second quarter of 2003, Citation booked the losses reported by Fremont but recorded an equal and offsetting reinsurance recoverable from Fremont (as an admitted reinsurer) for all losses and loss adjustment expenses. This resulted in no net impact on Citation’s reserves and financial statements.

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

     In June 2004, Citation filed litigation to recover its workers’ compensation trust deposits held by Fremont prior to the liquidation, in the amount of $7.1 million. In September 2004, the court ruled against Citation. Considering the potential cost and apparent limited prospect of obtaining relief, Citation decided not to appeal.

     Workers’ compensation has been a problematic line of business for all insurers who offered this type of coverage in California during the 1990’s. We believe that this is primarily due to claims costs escalating at a greater than anticipated rate, in particular for medical care.

     The nature of this line of business is that we receive a relatively small number (low frequency) of relatively large (high severity) claims. Although the last of Citation’s workers’ compensation policies expired in 1998, new workers’ compensation claims can still be filed for events which allegedly occurred during the term of the policy. The state statute of limitations is 10 years, but claims filing periods may be extended in some circumstances. At December 31, 2004, Citation had 227 open workers’ compensation claims. Although the total number of open claims was unchanged from 227 at December 31, 2003, 17 claims were closed during the year, which was offset by an additional 17 claims being allocated to Citation from the Fremont liquidation. Few new claims have been filed in the past 3 years. Since Citation ceased writing workers’ compensation coverage 6 years ago, most of the claims which are still open tend to be severe, and likely to lead to claims payments for a prolonged period of time.

     At December 31, 2004, Citation had workers’ compensation reserves of $24.8 million before reinsurance, and $12.1 million after reinsurance. Citation purchased excess reinsurance to limit its potential losses in this line of business. In general, we have retained the risk on the first $150,000 to $250,000 per claim. The workers’ compensation reserves are reinsured with General Reinsurance, a subsidiary of Berkshire Hathaway, Inc.

CITATION INSURANCE COMPANY – WORKERS’ COMPENSATION LOSS AND LOSS
ADJUSTMENT EXPENSE RESERVES

	December 31, 2004		December 31, 2003
Direct Reserves	$24.8	million	$22.4	million
Ceded Reserves	(12.7)		(11.9)

Net Reserves	$12.1	million	$10.5	million

     It is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves in the workers’ compensation line of business due to:

•	the long “tail” (i.e., period between the occurrence of the alleged event giving rise to the claim and the claim being reported to us); and

•	the extended period over which policy benefits are paid.

Our workers’ compensation loss reserves were reviewed at December 31, 2004 by an independent actuary who issues an opinion annually, as required by California state law. The independent actuary analyzes past, current, and projected claims trends for all active accident years, using several forecasting methods. The appointed actuary believes this will result in more accurate reserve estimates than using a single method. Our reserves are typically booked at close to the actuary’s best estimate. Until 2003, we booked the direct reserves and an equal offsetting reinsurance recoverable based on reports provided by Fremont.

     Changes in assumptions about future trends in claims and the cost of handling claims can lead to significant increases and decreases in our loss reserves.

     Following independent actuarial analysis at September 30, 2004 and December 31, 2004, Citation increased its workers’ compensation net loss reserves by $1.2 million, or approximately 11.4% of $10.5 million in net reserves at the start of 2004. This adverse development was primarily due to an increase in projected medical care costs. There can be no assurance that our workers’ compensation reserves will not develop adversely in the future, particularly if medical care costs continue to inflate.

     When the Fremont reinsurance recoverable was reversed after Fremont went into liquidation in 2003, our workers’ compensation reserves were approximately $7.5 million. Following independent actuarial analysis at September 30, 2003 and December 31, 2003, Citation increased its workers’ compensation net loss reserves by $3 million, or approximately 39.9% of the initial $7.5 million in reserves. This adverse development was primarily as a result of setting reserves at a more realistic level than Fremont had previously carried them based on management and actuarial review and assessment of claims files after Fremont had been placed in liquidation.

     The change in Citation’s workers’ compensation reserves during 2003 and 2004 resulted from:

CITATION INSURANCE COMPANY – CHANGE IN WORKERS’ COMPENSATION LOSS AND LOSS
ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2004		2003
Beginning Net Reserves	$10.5	million	$0.0	million
Reversal of reinsurance recoverable from Fremont			7.5

Adjusted Beginning Net Reserves	$10.5	million	$7.5	million
Liability for Loss and Loss Adjustment Expense payments	0.4
Re-estimation of Prior Year Loss Reserves	1.2		3.0
Net Workers’ Compensation Insurance Reserves	$12.1	million	$10.5	million

Re-estimation as a percentage of adjusted beginning reserves	+11.4%		+39.9%

     There were no changes in key actuarial assumptions during 2003 and 2004. It should be noted that such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments—either increases or decreases—in future years. See “Critical Accounting Policies” and “Risk Factors.”

     At December 31, 2004, Citation’s net workers’ compensation reserves were carried at $12.1 million, approximately equal to the actuary’s best estimate. Approximately $3.7 million of Citation’s net workers’ compensation reserves (30%) were case reserves, $5.5 million represented provision for IBNR claims (45%), and the unallocated loss adjustment expense reserve was $2.9 million (25%).

     Until September 30, 2004, the workers’ compensation claims were handled by Fremont and the California Insurance Guarantee Association. Since then, the workers’ compensation claims have been handled by a third-party administrator on Citation’s behalf.

HYPERFEED TECHNOLOGIES

During 2003, HyperFeed continued to restructure its operations, which culminated in the sale of two business units:

•	in June 2003, HyperFeed sold its retail trading business, PCQuote.com, for approximately $370,000; and

•	in November 2003, HyperFeed sold its consolidated market data feed service contracts for $8.5 million. HyperFeed recorded a gain on the sale of $6.6 million in 2003.

     Through these disposals, HyperFeed exited two low margin businesses, and replaced the business with revenues from providing products and services to the purchasers. In addition, the sale of the businesses reduced HyperFeed’s operating expenses.

     Now, HyperFeed is purely a developer and provider of software, ticker plant technologies, and managed services to the financial markets industry.

     During 2004, HyperFeed’s revenues increased, and its net losses narrowed, each quarter. The net losses recorded were $2.2 million in the first quarter, $1.7 million in the second quarter, $663,000 in the third quarter, and $354,000 in the fourth quarter.

     At December 31, 2004, HyperFeed had $194,000 in cash and cash equivalents, and $465,000 in borrowings. PICO has extended a $1.5 million secured convertible promissory note to HyperFeed. This note was not drawn upon at December 31, 2004; however, $575,000 was drawn in February 2005.

     For more detail on HyperFeed’s operations, financial condition and prospects, please refer to HyperFeed’s Annual Report on Form 10-K, which will be filed with the SEC on or before March 31, 2005. The contents of HyperFeed’s 10-K are not incorporated into this 10-K/A.

CRITICAL ACCOUNTING POLICIES

PICO’s principal assets and activities comprise:

•	Vidler and Nevada Land’s land, water rights, and water storage operations;

•	the “run off” of property and casualty insurance, workers’ compensation, and medical professional liability insurance loss reserves;

•	business acquisitions and financing; and

•	HyperFeed Technologies.

     Following is a description of what we believe to be the critical accounting policies affecting PICO, and how we apply these policies.

1. Estimation of reserves in insurance companies

     We must estimate future claims and ensure that our loss reserves are adequate to pay those claims. This process requires us to make estimates about future events. The accuracy of these estimates will not be known for many years. For example, part of our claims reserves cover “IBNR” claims (i.e., the event giving rise to the claim has occurred, but the claim has not been reported to us). In other words, in the case of IBNR claims, we must provide for claims which we do not know about yet.

At December 31, 2004, the loss reserves, net of reinsurance, of our two insurance subsidiaries were:

•	Citation, $22.3 million; and

•	Physicians, $16.4 million. Physicians wrote its last policy in 1995. However, under current law, claims can be made until 2017 for events which allegedly occurred during the periods when we provided insurance coverage to medical professionals.

     Our medical professional liability insurance reserves are certified annually by an independent actuary, as required by Ohio insurance law. Actuarial estimates of our future claims obligations have been volatile. Reserves were reduced by $503,000 in 2004, $6.7 million in 2003, $1 million in 2002, and $10.6 million in 2001, after independent actuarial studies concluded that Physicians’ claims reserves were greater than projected claims payments. There can be no assurance that our claims reserves are adequate and that there will not be reserve increases or decreases in the future.

     Citation’s loss reserves are reviewed regularly, and certified annually by an independent actuarial firm, as required by California insurance law.

     In addition, we have to make judgments about the recoverability of reinsurance owed to us on direct claims reserves. In making this assessment, we carefully review the creditworthiness of reinsurers, as well as relying on schedules in statutory filings with state Departments of Insurance which show separate deposits held as assets for the benefit of reinsureds.

     As discussed on preceding pages in the “Insurance Operations in Run Off” section of Item 7, during 2003 we booked a reversal of reinsurance recoverable of approximately $7.5 million from Fremont Indemnity Company, which fully reserved against the reinsurance recoverable from Fremont.

     See “Insurance Operations In Run Off” and “Regulatory Insurance Disclosure” in Item 7.

     2. Carrying value of long-lived assets

     Our principal long-lived assets are land, water rights, and interests in water storage operations owned by Vidler, and land at Nevada Land. At December 31, 2004, the total carrying value of land, water rights, and interests in water storage assets was $110.7 million, or 31% of PICO’s total assets.

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

     If we determine that the carrying value of an asset cannot be justified by the forecast future cash flows of that asset, the carrying value of the asset is written down to fair value immediately, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

     In the case of most holdings, we apply SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under this method, the investment is carried at market value in our balance sheet, with unrealized gains or losses being included in shareholders’ equity, and the only income recorded being from dividends.

     In the case of investments where we have the ability to exercise significant influence over the company we have invested in, we apply the equity method under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

     The application of the equity method (APB No. 18) to an investment may result in a different outcome in our financial statements than market value accounting (SFAS No. 115). The most significant difference between the two policies is that, under the equity method, we include our proportionate share of the investee’s earnings or losses in our statement of operations, and dividends received are used to reduce the carrying value of the investment in our balance sheet. Under market value accounting, the only income recorded is from dividends received.

     The assessment of what constitutes the ability to exercise “significant influence” requires our management to make significant judgments. We look at various factors in making this determination. These include our percentage ownership of voting stock, whether or not we have representation on the investee company’s Board of Directors, transactions between us and the investee, the ability to obtain timely quarterly financial information, and whether PICO management can affect the operating and financial policies of the investee company. When we conclude that we have this kind of influence, we adopt the equity method and change all of our previously reported results from the investee to show the investment as if we had applied equity accounting from the date of our first purchase. This adds volatility to our reported results.

     The use of market value accounting or the equity method can result in significantly different carrying values at specific balance sheet dates, and contributions to our statement of operations in any individual year during the course of the investment. The total impact of the investment on PICO’s shareholders’ equity over the entire life of the investment will be the same whichever method is adopted.

     For equity and debt securities accounted for under SFAS No. 115 which are in an unrealized loss position in local currency terms, we regularly review whether the decline in market value is other-than-temporary. In general, this review requires management to consider several factors, including specific adverse conditions affecting the investee’s business and industry, the financial condition of the investee, the long-term prospects of the investee, and the extent and duration of the decline in market value of the investee. Accordingly, management has to make important assumptions regarding our intent and ability to hold the security, and our assessment of the overall worth of the security. Risks and uncertainties in our methodology for reviewing unrealized losses for other-than-temporary declines include our judgments regarding the overall worth of the issuer and its long-term prospects, and our ability to realize on our assessment of the overall worth of the business.

     In a subsequent quarterly review, if we conclude that an unrealized loss previously determined to be temporary is other-than-temporary, an impairment loss will be recorded. The other-than-temporary impairment charge will have no impact on shareholders’ equity or book value per share, as the decline in market value will already have been recorded through shareholders’ equity. However, there will be an impact on reported income before and after tax and on our earnings per share, due to recognition of the unrealized loss and related tax effects. When a charge for other-than-temporary impairment is recorded, our basis in the security is decreased. Consequently, if the market value of the security later recovers and we sell the security, a correspondingly greater gain will be recorded in the statement of operations.

     These accounting treatments for investments and investments in unconsolidated affiliates add volatility to our statements of operations.

     4. Revenue recognition

     We recognize revenue on the sale of real estate and water rights based on the guidance of FASB No. 66, “Accounting for Sales of Real Estate”. Specifically, we recognize revenue when:

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

(d)	the buyer’s initial and continuing investment are sufficient to demonstrate a commitment to pay for the property.

     Unless all of these conditions are met, we use the deposit method of accounting. Under the deposit method of accounting, until the conditions to fully recognize a sale are met, payments received from the buyer are recorded as liabilities and no gain is recognized

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

Shareholders’ Equity

     At December 31, 2004, PICO had shareholders’ equity of $239.9 million ($19.40 per share), compared to $229.2 million ($18.52 per share) at the end of 2003, and $221 million ($17.86 per share) at the end of 2002. Book value per share increased 4.8% in 2004, compared to increases of 3.7% in 2003, and 6.2% in 2002.

     The principal factors leading to the $10.7 million increase in shareholders’ equity during 2004 were the net increases of $21.1 million in unrealized appreciation in investments and $374,000 in foreign currency translation. These factors were partially offset by the $10.6 million net loss and a $121,000 increase in treasury stock due to the purchase of PICO shares in deferred compensation plans for directors.

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

     Total liabilities at December 31, 2004 were $112.4 million, compared to $95.9 million at December 31, 2003. During 2004, total liabilities increased by $16.5 million, primarily due to a $9.8 million increase in liabilities related to the PICO Holdings, Inc. Stock Appreciation Rights (“SAR”) Program, and a $9.2 million increase in deferred tax liabilities. See “Business Acquisitions and Financing” segment analysis later in Item 7, and Note 7 of Notes to the Consolidated Financial Statements, “Federal, Foreign and State Income Tax.”

Net Income

     PICO reported a net loss of $10.6 million, or $0.85 per share in 2004, compared to a net loss of $3.2 million, or $0.26 per share in 2003, and net income of $5.9 million, or $0.48 per diluted share in 2002.

2004

The net loss of $10.6 million, or $0.85 per share, consisted of:

•	a $16.9 million loss before taxes and minority interest from continuing operations; which was partially offset by

•	a $3 million income tax benefit;

•	the add-back of $3.2 million in minority interest, which reflects the interest of outside shareholders in the net losses of subsidiaries which are less than 100%-owned by PICO (principally HyperFeed); and

•	income from discontinued operations of $78,000 after tax.

     The $3 million tax benefit for 2004 consists of several items, which are detailed in Note 7 of Notes to the Consolidated Financial Statements, “Federal, Foreign and State Income Tax.”

2003

The net loss of $3.2 million, or $0.26 per share, consisted of:

•	a $13.8 million loss before taxes and minority interest from continuing operations; and

•	the deduction of $1 million in minority interest, which reflects the interest of outside shareholders in the net income of subsidiaries which are less than 100%-owned by PICO; partially offset by

•	a $1.2 million income tax benefit; and

•	income from discontinued operations of $10.5 million after tax.

2002

     The $5.9 million net income reported in 2002 consisted of $3.9 million net income before a change in accounting principle, or $0.32 per share, and a change in accounting principle which increased income by $2 million after-tax, or $0.16 per share. From January 1, 2002, PICO adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually rather than amortized over time. The $2 million in net income recognized reflected the surplus of negative goodwill arising from the 1996 reverse merger of Physicians and Citation Insurance Group (now known as PICO Holdings, Inc.) over the write-off of goodwill items which were determined to be impaired. See Note 20 of Notes to Consolidated Financial Statements, “Cumulative Effect of Changes in Accounting Principle.”

The $3.9 million in net income before a change in accounting principle was comprised of:

•	income of $2.7 million before taxes and minority interest from continuing operations;

•	a $2 million income tax expense;

•	the addition of $454,000 in minority interest; and

•	income from discontinued operations of $2.8 million after tax and a change in accounting principle.

Comprehensive Income

     In accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” PICO reports comprehensive income as well as net income from the Consolidated Statement of Operations. Comprehensive income measures changes in shareholders’ equity, and includes unrealized items which are not recorded in the Consolidated Statement of Operations, for example, foreign currency translation and the change in investment gains and losses on available-for-sale securities.

Over the past three years, PICO has recorded:

•	comprehensive income of $10.9 million in 2004, primarily consisting of net increases of $21.1 million in net unrealized appreciation in investments and $374,000 in foreign currency translation, which were partially offset by the $10.6 million net loss;

•	comprehensive income of $8.2 million in 2003, primarily consisting of net increases of $10.9 million in net unrealized appreciation in investments and $570,000 in foreign currency translation, which were partially offset by the $3.2 million net loss; and

•	comprehensive income of $13 million in 2002, primarily consisting of the $5.9 million net income and movements of $4.5 million in net unrealized appreciation in investments and $2.6 million in foreign currency translation.

Operating Revenues

	Year Ended December 31,
	2004	2003	2002
Vidler Water Company	$1,964,000	$16,816,000	$13,777,000
Nevada Land & Resource Company	11,560,000	5,889,000	4,414,000
Business Acquisitions and Financing	2,852,000	5,549,000	8,458,000
Insurance Operations in Run Off	5,747,000	3,245,000	2,625,000
HyperFeed Technologies	6,004,000	1,379,000

Total Revenues	$28,127,000	$32,878,000	$29,274,000

     In 2004, total revenues were $28.1 million, compared to $32.9 million in 2003, and $29.3 million in 2002. Revenues decreased by $4.8 million year over year in 2004, and increased by $3.6 million year over year in 2003.

     Total expenses in 2004 were $45 million, compared to $46.2 million in 2003, and $24.4 million in 2002. In 2004, the largest expense item was SAR expense of $9.9 million, consisting of a $9.8 million increase in SAR liability resulting from a 32.6% increase in the PICO stock price during 2004, and approximately $113,000 in payments on SAR exercised. In the preceding two years, the largest expense item was the cost of land and water rights sold — $12.6 million in 2003, and $9.7 million in 2002. See “Business Acquisitions and Financing” segment analysis later in Item 7.

Income (Loss) Before Taxes and Minority Interest

	Year Ended December 31,
	2004	2003	2002
Vidler Water Company	$(5,701,000)	$(543,000)	$(897,000)
Nevada Land & Resource Company	5,290,000	2,004,000	484,000
Business Acquisitions and Financing	(15,156,000)	(8,112,000)	(1,181,000)
Insurance Operations in Run Off	4,060,000	(2,902,000)	4,300,000
HyperFeed Technologies	(5,390,000)	(4,225,000)

Income (Loss) Before Taxes and Minority Interest	$(16,897,000)	$(13,778,000)	$2,706,000

The principal items in the $16.9 million loss before taxes and minority interest in 2004 were:

•	Vidler incurred a $5.7 million loss on $2 million in revenues. Vidler did not close on any significant sales of water rights or land and related assets in 2004, however Vidler incurred on-going operating expenses and the costs of developing water assets which will not be monetized until future years;

•	income of $5.3 million from Nevada Land on revenues of $11.6 million, which included $10.5 million in revenues from the sale of land;

•	a $15.2 million loss from Business Acquisitions and Financing, which included a $9.9 million SAR expense;

•	income of $4.1 million from Insurance Operations in Run Off, consisting of profits of $3.4 million from Physicians and $643,000 from Citation. Segment income was boosted by $3 million in realized gains on the sale of investments; and

•	a $5.4 million loss from the continuing operations of HyperFeed.

Vidler Water Company, Inc.

	Year Ended December 31,
	2004	2003	2002
Revenues:
Sale of Real Estate & Water Assets	$408,000	$15,360,000	$12,118,000
Lease of Agricultural Land	485,000	703,000	690,000
Interest	471,000	80,000	107,000
Other	600,000	673,000	862,000

Segment Total Revenues	$1,964,000	$16,816,000	$13,777,000

Expenses:
Cost of Real Estate & Water Assets	(240,000)	(10,682,000)	(8,465,000)
Commission and Other Cost of Sales		(601,000)	(515,000)
Depreciation & Amortization	(1,184,000)	(1,020,000)	(953,000)
Interest	(403,000)	(431,000)	(496,000)
Overhead	(1,574,000)	(1,400,000)	(1,233,000)
Project Expenses	(4,264,000)	(3,225,000)	(3,012,000)

Segment Total Expenses	$(7,665,000)	$(17,359,000)	$(14,674,000)

Loss Before Tax	$(5,701,000)	$(543,000)	$(897,000)

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

     In 2003, Vidler generated $15.4 million in revenues from the sale of water rights and land. This primarily represented two transactions, which generated $14.8 million in revenues:

•	the sale of approximately 6,500 acres of land and the related water rights near West Wendover, Nevada. This transaction added $12 million to revenues and $4.1 million to gross margin; and

•	the sale of approximately 37,500 acres of land and the related water rights at Big Springs Ranch in Elko County, Nevada. This transaction added $2.8 million to revenues and $505,000 to gross margin.

     In 2002, Vidler generated $12.1 million in revenues from the sale of water rights and land. This primarily represented four transactions, which generated $11.4 million in revenues:

•	the sale of 3,645 acre-feet of transferable ground water and 1,215 acres of land in the Harquahala Valley Irrigation District to golf course developers near Scottsdale, Arizona. This transaction added $5.2 million to revenues and $1.9 million to gross margin;

•	the sale of 480 acre-feet of water rights and 240 acres of land in the HVID to a unit of Allegheny Energy, Inc., which added $1 million to revenues and $556,000 to gross margin; and

•	two sales of water rights in Colorado — Cline Ranch to Centennial Water and Sanitation District, which added $2.1 million to revenues and $119,000 in gross margin, and 85 acre-feet of water rights to the City of East Dillon, which added $3.1 million to revenues and $401,000 to gross margin.

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

     To increase transparency, the line “Operations, Maintenance, and Other Expenses” reported in previous years is now broken into two components, Overhead Expenses and Project Expenses.

     Overhead Expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees. Overhead Expenses were $1.6 million in 2004, $1.4 million in 2003, and $1.2 million in 2002.

     Project Expenses consist of costs related to (1) the development of water resources which do not meet the criteria to be capitalized (recorded as assets); and (2) the development and maintenance of existing water resources, such as repairs & maintenance, property taxes, and professional fees. Project Expenses are recorded as expenses as incurred, and fluctuate from period to period depending on activity regarding Vidler’s various water resource projects. Project Expenses were $4.3 million in 2004, $3.2 million in 2003, and $3 million in 2002. Project expenses principally relate to:

•	the operation and maintenance of the Vidler Arizona Recharge Facility;

•	the development of water rights in the Tule Desert groundwater basin (part of the Lincoln County agreement);

•	the utilization of water rights at Fish Springs Ranch as future municipal water supply for the north valleys of the Reno, Nevada area; and

•	the operation of Fish Springs Ranch, and maintenance of the associated water rights.

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

Nevada Land & Resource Company, LLC

	Year Ended December 31,
	2004	2003	2002
Revenues:
Sale of Land	$10,472,000	$4,141,000	$2,843,000
Sale of Water Rights		250,000	270,000
Lease and Royalty	611,000	695,000	721,000
Interest and Other	477,000	803,000	580,000

Segment Total Revenues	$11,560,000	$5,889,000	$4,414,000

Expenses:
Cost of Land and Water Rights Sold	(4,257,000)	(1,968,000)	(1,275,000)
Operating Expenses	(2,013,000)	(1,917,000)	(2,655,000)

Segment Total Expenses	$(6,270,000)	$(3,885,000)	$(3,930,000)

Income Before Tax	$5,290,000	$2,004,000	$484,000

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

Business Acquisitions And Financing

	Year Ended December 31,
	2004	2003	2002
Business Acquisitions & Financing Revenues (Charges):
Realized Gains (Losses):
On Sale or Impairment of Holdings	$840,000	$1,707,000	$3,419,000
SFAS No. 133 Change In Warrants	(556,000)	461,000	402,000
Investment Income	2,088,000	2,092,000	2,512,000
Other	480,000	1,289,000	2,125,000

Segment Total Revenues (Charges)	$2,852,000	$5,549,000	$8,458,000

Segment Total Expenses	(18,008,000)	(13,096,000)	(7,431,000)

Income (Loss) Before Investees’ Income ( Loss)	$(15,156,000)	$(7,547,000)	$1,027,000

Equity Share of Investees’ Net (Loss)		(565,000)	(2,208,000)

(Loss) Before Taxes	$(15,156,000)	$(8,112,000)	$(1,181,000)

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

     In 2004, net realized gains were $284,000. Net realized gains on the sale or impairment of holdings were $840,000. This primarily represented realized gains of $1.4 million on the sale of Keweenaw Land Association Limited and $1 million on the sale of two unrelated foreign stocks, which were largely offset by charges of $1.3 million for other-than-temporary impairment of our holding in Accu Holding AG during 2004, and $547,000 for impairment of our holding in SIHL during 2004. In addition, a $556,000 charge to reduce the carrying value of our HyperFeed warrants to zero, was recorded as a realized loss in accordance with Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities”

     In 2003, net realized gains of $2.2 million were recorded. This primarily represented $1.7 million in realized gains on the sale of two unrelated foreign stocks. In addition, as explained in the following paragraphs, a $1.1 million realized gain on the sale of most of our holding in MC Shipping, Inc. was offset by $1.1 million in charges for other-than-temporary impairment of our holdings in Accu Holding AG and SIHL, which reflected a decline in the market value of those securities during 2003. Finally, SFAS No. 133 income was $461,000, primarily representing an increase in the estimated fair value of HyperFeed warrants during 2003.

In 2002, a net realized gain of $3.4 million was recognized. This principally consisted of:

•	a $7.8 million gain on the sale of our common shares in AOG; which was partially offset by

•	a $1.6 million charge for other-than-temporary impairment of our investment in SIHL;

•	a $2.2 million charge for other-than-temporary impairment of our investment in Accu Holding; and

•	a $312,000 charge for other-than-temporary impairment of our investment in Solpower Corporation.

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

It should be noted that:

•	charges for other-than-temporary impairments do not affect book value per share, as the after-tax decline in the market value of investments carried under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” is already reflected in shareholders’ equity in our balance sheet; and

•	the carrying (book) value of the holding does not change. The impairment simply reclassifies the decline from an unrealized decrease in shareholders’ equity to a realized loss in the consolidated statement of operations.

     The written-down value becomes our new basis in the investment. In future accounting periods, unrealized gains or losses from that level will be recorded in shareholders’ equity, and when the investment is sold a realized gain or loss from that level will be recorded in the statement of operations. For example, during 2003 and 2004 we sold our holding in MC Shipping, Inc. Although this resulted in realized gains of $1.3 million under GAAP in 2003 and 2004, the gains only recovered part of a charge for other-than-temporary impairment of this holding recorded in 1998.

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

     PICO’s equity share of investees’ income (loss) represents our proportionate share of the net income (loss) and other events affecting equity in the investments which we carry under the equity method, less any dividends received from those investments. We did not carry any investments under the equity method in 2004. Our equity share of investees’ losses, principally HyperFeed, was $565,000 in 2003 and $2.2 million in 2002.

     Segment expenses were $18 million in 2004, $13.1 million in 2003, and $7.4 million in 2002. The principal expenses recognized in this segment are PICO’s corporate overhead, and the U.S. dollar change in value of a Swiss franc inter-company loan.

     The Business Acquisitions And Financing segment produced pre-tax losses of $15.2 million in 2004, $8.1 million in 2003, and $1.2 million in 2002.

     In 2004, the segment loss consists of investment income of $2.1 million and a total of $764,000 in realized gains and other revenues, which were more than offset by segment expenses of $18 million. Segment expenses include $9.9 million related to the PICO Holdings, Inc. 2003 Stock Appreciation Rights (“SAR”) Program, the accrual of $1.7 million in incentive compensation, other parent company overhead of $6.6 million, $385,000 in interest expense on our Swiss Franc borrowings, and $1.5 million in SISCOM expenses. SISCOM ceased operations in January 2005, so we expect that SISCOM expenses should be minimal in 2005 and eliminated in future years. Segment expenses were reduced by a $2.1 million benefit resulting from the effect of appreciation in the Swiss Franc on an inter-company loan during 2004.

     During 2003, the Company’s shareholders approved the PICO Holdings, Inc. 2003 SAR Program, which replaced the stock option and call option programs previously in place. The change in the “in the money” amount (i.e., the difference between the market value of PICO stock and the exercise price of the SAR) of SAR outstanding during each accounting period is recorded through the consolidated statements of operations. An increase in the “in the money” amount of SAR (i.e., if the price of PICO stock rises during the accounting period) is recorded as an expense, and a decrease in the “in the money” amount of SAR (if the price of PICO stock declines) will be recorded as a reduction in expenses. In 2004, SAR expense was $9.9 million, consisting of a $9.8 million increase in SAR liability, and $113,000 in payments on the exercise of SAR. The increase in SAR liability resulted from a $5.10 per share (32%) increase in the PICO stock price during 2004, which represented an increase of approximately $63.1 million in PICO’s equity market capitalization. See “Equity Compensation Plan Information” in Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters.”

     Our interests in Swiss public companies are held by Global Equity SA, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity SA’s funding comes from a loan from PICO, which is denominated in Swiss Francs. During accounting periods when the Swiss Franc appreciates relative to the US dollar — such as 2002, 2003, and 2004 — under GAAP we are required to record a benefit through the statement of operations to reflect the fact that Global Equity SA owes PICO more US dollars. In Global Equity SA’s financial statements, an equivalent debit is included in the foreign currency translation component of shareholders’ equity (since it owes PICO more dollars); however, this does not go through the statement of operations. During accounting periods when the Swiss Franc depreciates relative to the US dollar, opposite entries are made and an expense is recorded in the statement of operations. Accordingly, we were required to record a benefit of $2.1 million before tax in our statement of operations in 2004, even though there was no net impact on shareholders’ equity, before any related tax effects.

     In 2003, the segment loss consists of the $2.2 million net realized investment gains, investment income of $2.1 million, and other revenues of $1.3 million, which were more than offset by the $565,000 equity share of investees’ losses and segment expenses of $13.1 million. Segment expenses include $6 million related to the SAR Program, the accrual of $1.3 million in incentive compensation, other parent company overhead of $6.6 million, and $1.5 million in SISCOM expenses. The $6 million SAR expense consisted of a $3.5 million charge on the initial adoption of the SAR program in July 2003, and a $2.5 million expense to record the increase in the “in the money” amount of SAR during the period from July 17, 2003 through the end of 2003. Segment expenses were reduced by a $2.3 million benefit resulting from the effect of appreciation in the Swiss Franc on an inter-company loan during 2003.

     In 2002, the segment loss consists of the $3.8 million in net realized investment gains, investment income of $2.5 million and other revenues of $2.1 million, which were more than offset by the $2.2 million equity share of investees’ losses and segment expenses of $7.4 million. Segment expenses include the accrual of $2 million in incentive compensation, other parent company overhead of $4.6 million, and SISCOM expenses of $1.4 million. Segment expenses were reduced by a $2.7 million benefit resulting from the effect of appreciation in the Swiss Franc on an inter-company loan during 2002.

Insurance Operations in Run Off

	Year Ended December 31,
	2004	2003	2002
Revenues (Charges):
Net Investment Income	$2,765,000	$2,680,000	$2,269,000
Realized Gains On Sale or Impairment of Investments	2,982,000	562,000	387,000
Earned Premiums			(42,000)
Other		3,000	11,000

Segment Total Revenues	$5,747,000	$3,245,000	$2,625,000

Expenses:
Underwriting (Expenses) / Recoveries	(1,687,000)	(6,147,000)	1,675,000

Segment Total Expenses	$(1,687,000)	$(6,147,000)	$1,675,000

Income (Loss) Before Taxes:
Physicians Insurance Company of Ohio	$3,417,000	$7,314,000	$2,120,000
Citation Insurance Company	643,000	(10,216,000)	2,180,000

Income (Loss) Before Taxes	$4,060,000	$(2,902,000)	$4,300,000

     Once an insurance company has gone into “run off” and the last of its policies has expired, typically most revenues will come from investment income and realized gains or losses on the sale of the securities investments which correspond to the insurance company’s reserves and shareholders’ equity. However, even when an insurance company is in “run off”, earned premium can arise. For example, with “swing rated” reinsurance, the reinsurance premiums are recalculated based on actual loss experience (i.e., the number and size of claims). Under GAAP, if we are required to pay for additional reinsurance this is recorded as a reduction in earned premiums, while a reduction in the amount of reinsurance we need to pay is recorded as in increase in earned premiums.

     The financial results of insurance companies in run off can be volatile if there is favorable or unfavorable development in the loss reserves. Physicians recorded income from favorable reserve development in 2003 and 2004; however, Citation recorded a significant loss in 2003, principally due to the reversal of the $7.5 million Fremont reinsurance recoverable and $3.9 million in reserve increases in the property and casualty insurance and workers’ compensation loss reserves. See the Citation section of the “Company Summary, Recent Developments, and Future Outlook” portion of Item 7.

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

Physicians Insurance Company of Ohio

	Year Ended December 31,
	2004	2003	2002
MPL Revenues:
Net Investment Income	$1,546,000	$1,353,000	$679,000
Net Realized Investment Gain (Loss)	2,109,000	84,000	(4,000)
Earned Premium			382,000

Segment Total Revenues	$3,655,000	$1,437,000	$1,057,000

MPL Underwriting Recoveries (Expenses)	$(238,000)	$5,877,000	$1,063,000

Income Before Taxes	$3,417,000	$7,314,000	$2,120,000

     Physicians’ total revenues were $3.7 million in 2004, compared to $1.4 million in 2003 and $1.1 million in 2002.

     Investment income was $1.5 million in 2004, compared to $1.4 million in 2003 and $679,000 in 2002. Investment income varies from year to year, depending on the amount of fixed-income securities in the portfolio, the prevailing level of interest rates, and the dividends paid on the common stocks in the portfolio. Investment income was significantly higher in 2003 and 2004 than in 2002 due to the expansion of Physicians’ investment portfolio in April 2003, following the receipt of the proceeds from selling Sequoia.

     The $2.1 million net realized investment gain recorded in 2004 included a $1.7 million gain on the sale of shares in Keewenaw Land Association Limited and gains on the sale of various other portfolio holdings.

     Physicians recorded earned premiums of $382,000 in 2002, representing a reduction in the amount of reinsurance that we need to pay on “swing rated” contracts. The reduced reinsurance requirement resulted from a reduction in IBNR reserves in 2002.

     In 2004, Physicians’ operating and underwriting expenses totaled $238,000. A $489,000 net reduction in reserves partially offset Physicians’ regular loss and loss adjustment expense and operating expenses of $727,000 in 2004. The changes in reserves are more fully explained in the Physicians section of the “Company Summary, Recent Developments, and Future Outlook” portion of Item 7.

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

Citation Insurance Company

	Year Ended December 31,
	2004	2003	2002
Revenues:
Net Investment Income	$1,219,000	$1,327,000	$1,590,000
Realized Investment Gains	873,000	478,000	391,000
Earned Premiums			(424,000)
Other		3,000	11,000

Segment Total Revenues	$2,092,000	$1,808,000	$1,568,000

Expenses:

Underwriting (Expenses) / Recoveries	$(1,449,000)	$(12,024,000)	$612,000

Income (Loss) Before Taxes	$643,000	$(10,216,000)	$2,179,000

     In 2004, Citation generated total revenues of $2.1 million, primarily consisting of $1.2 million in investment income and net realized investment gains of $873,000 from the sale of various portfolio holdings. Underwriting expenses totaled $1.4 million, including a net increase in loss reserves of $932,000, consisting of a $1.2 million increase in workers’ compensation reserves, which was partially offset by a $254,000 reduction in property and casualty insurance reserves. Consequently, Citation recorded income of $643,000 before taxes for 2004.

     In 2003, Citation generated total revenues of $1.8 million, primarily consisting of $1.3 million in investment income and net realized investment gains of $478,000. Underwriting expenses totaled $12 million, including the $7.5 million reversal of the reinsurance recoverable from Fremont related to the workers’ compensation book of business. Underwriting expenses also included increases in reserves of $3 million in workers’ compensation, and $847,000 in property and casualty insurance, due to unfavorable development in prior year loss reserves. As a result of these factors, Citation incurred a loss of $10.2 million before taxes for 2003.

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

     When Citation Insurance Group acquired Physicians in the reverse merger in 1996, a $5.7 million negative goodwill item arose because the fair value of the assets acquired (i.e., Physicians) exceeded the cost of the investment (i.e., the fair value of the shares in Citation issued to Physicians shareholders). The negative goodwill was being recognized as income over a period of 10 years in this segment. On January 1, 2002, PICO adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets,” which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually rather than amortized over time. As a result of adopting this standard, the remaining negative goodwill of approximately $2.8 million was recognized as an extraordinary gain in 2002. See Note 1 of Notes to Consolidated Financial Statements, “Nature of Operations and Significant Accounting Policies.”

     The $10.9 million improvement in Citation’s result from 2003 to 2004, and $12.4 million deterioration from 2002 to 2003, is primarily due to the reinsurance reversal and reserve increases recorded in 2003.

HyperFeed Technologies

	Year Ended December 31,
	2004	2003	2002
Revenues:
Service	$5,995,000	$1,363,000
Investment Income	9,000	16,000

Segment Total Revenues	$6,004,000	$1,379,000

Expenses:
Cost of Service	(1,585,000)	(1,069,000)
Depreciation and Amortization	(870,000)	(624,000)
Other	(8,939,000)	(3,911,000)

Segment Total Expenses	$(11,394,000)	$(5,604,000)

Segment Loss Before Taxes	$(5,390,000)	$(4,225,000)

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

     For more detail, please refer to HyperFeed’s Annual Report on Form 10-K, which will be filed with the SEC on or before March 31, 2005. The contents of HyperFeed’s 10-K are not incorporated into this 10-K/A.

Discontinued Operations

Sequoia Insurance Company

	Year Ended December 31,
	2004	2003	2002
Revenues		$16,433,000	$52,439,000
Expenses		(12,759,000)	(47,861,000)

Income Before Taxes		$3,674,000	$4,578,000
Income Taxes		(1,285,000)	(1,545,000)
Cumulative Effect of Change in Accounting Principle, net			(199,000)

Net Income		$2,389,000	$2,834,000

     In the first three months of 2003 prior to its sale, Sequoia Insurance Company generated income of $2.4 million after-tax, which is included in the “Income from discontinued operations, net of tax” line in the Consolidated Statement of Operations for 2003.

     In 2002, Sequoia generated income of $2.8 million after-tax.

     PICO also recorded a $443,000 after-tax gain from the sale of Sequoia in 2003, which forms part of the “Gain on disposal of discontinued operations, net” line in the Consolidated Statement of Operations for 2003.

Discontinued Operations of HyperFeed

	Year Ended December 31,
	2004	2003	2002
Income (Loss) Before Taxes	$(422,000)	$545,000
Gain on Sale of Discontinued Operations Before Taxes	500,000	7,008,000

Income & Gain Before Taxes	$78,000	$7,553,000
Income Taxes

Net Income	$78,000	$7,553,000

     In 2004, the discontinued operations of HyperFeed generated a net gain of $78,000 after-tax, compared to after-tax income of $7.7 million in 2003.

     In 2004, HyperFeed recorded a $500,000 pre-tax gain from the sale of the discontinued operations, which forms part of the “Gain on disposal of discontinued operations, net” line in the Consolidated Statement of Operations for 2004. This gain was partially offset by a loss from discontinued operations of $422,000 before taxes, which is included in the “Income from discontinued operations, net of tax” line in the Consolidated Statement of Operations for 2004.

     During the period from May 15, 2003 until December 31, 2003, the discontinued operations of HyperFeed generated income of $545,000 after-tax, which is included in the “Income from discontinued operations, net of tax” line in the Consolidated Statement of Operations for 2003. HyperFeed also recorded a $7 million after-tax gain from the sale of the discontinued operations in 2003, which forms part of the “Gain on disposal of discontinued operations, net” line in the Consolidated Statement of Operations for 2003.

LIQUIDITY AND CAPITAL RESOURCES — YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

Cash Flow

     PICO’s assets primarily consist of our operating subsidiaries, holdings in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $17.4 million in cash and cash equivalents at December 31, 2004, compared to $24.3 million at December 31, 2003.

     In addition to cash and cash equivalents, at December 31, 2004 the consolidated group held fixed-income securities with a market value of $39.5 million and equities with a market value of $143 million.

     Our cash flow position fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our insurance company investment portfolios. Our primary sources of funds include cash balances, cash flow from operations, the sale of holdings, and — potentially — the proceeds of borrowings or offerings of equity and debt. We endeavor to ensure that funds are always available to take advantage of new acquisition opportunities.

     In broad terms, the cash flow profile of our principal operating subsidiaries is:

•	As commercial use of Vidler’s water assets increases, we expect that Vidler will generate free cash flow as receipts from leasing water or storage capacity, and the proceeds from selling land and water rights, begin to overtake maintenance capital expenditure, financing costs, and operating expenses;

•	Nevada Land is actively selling land which has reached its highest and best use. Nevada Land’s principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land’s operating costs, so Nevada Land is generating strong cash flow;

•	Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation. The funds required to pay claims are coming from the maturity of fixed-income investments, the realization of fixed-income and stocks held in their investment portfolios, and recoveries from reinsurance companies; and

•	HyperFeed maintains its own cash & cash equivalent balances, and borrowings. At December 31, 2004, HyperFeed had approximately $194,000 in cash and cash equivalents, and $465,000 in borrowings. PICO has extended a $1.5 million line of credit to HyperFeed. This line of credit was not drawn upon at December 31, 2004; however, $575,000 was drawn in February 2005.

     The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, set guidelines for insurance company investments, and restrict the amount of profits which can be distributed as dividends. Typically, PICO’s insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments. When interest rates are at very low levels, to insulate the capital value of the bond portfolios against a decline in value which could be brought on by a future increase in interest rates, the bond portfolios may have a shorter duration than the projected pattern of claims payments.

     As shown in the Consolidated Statements of Cash Flow, there was a $6.9 million net decrease in cash and cash equivalents in 2004, compared to a $2.2 million net increase in 2003, and a $5.7 million net increase in 2002.

     During 2004, Operating Activities used cash of $7 million, compared to $426,000 used in 2003, and $10.8 million generated in 2002.

The most significant cash inflows from operating activities were:

•	in 2004, the collection of $6.3 million of principal on two collateralized notes receivable, related to Vidler’s sale of assets at Big Springs Ranch and West Wendover in 2003, and $4.2 million from cash land sales by Nevada Land;

•	in 2003, approximately $4 million in proceeds of land and related assets sold by Nevada Land, and $5.5 million from the cash portion of two significant sales of land and related assets by Vidler; and

•	in 2002, approximately $12.1 million in proceeds from water rights and land sold by Vidler and $8.5 million in cash generated by discontinued operations (Sequoia).

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

Share Repurchase Program

     In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

     As of December 31, 2004, no stock had been repurchased under this authorization.

Commitments and Supplementary Disclosures

1.	At December 31, 2004:

•	PICO had no “off balance sheet” financing arrangements;

•	PICO has not provided any debt guarantees; and

•	PICO has no commitments to provide additional collateral for financing arrangements. PICO’s Swiss subsidiary, Global Equity SA, has Swiss Franc borrowings which partially finance the Company’s European stock holdings. If the market value of those stocks declines below certain levels, we could be required to provide additional collateral or to repay a portion of the Swiss Franc borrowings.

     Vidler, a PICO subsidiary, is party to a lease to acquire 30,000 acre-feet of underground water storage privileges and associated rights to recharge and recover water located near the California Aqueduct, northwest of Bakersfield. The agreement requires a minimum payment of $378,000 per year adjusted annually by the engineering price index until 2007. PICO signed a Limited Guarantee agreement with Semitropic Water Storage District (“Semitropic”) that requires PICO to guarantee Vidler’s annual obligation up to $519,000, adjusted annually by the engineering price index.

Aggregate Contractual Obligations:

     The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2004.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 -3 years	3 -5 years	More than 5 years	Total

Bank borrowings		$14,067,457			$14,067,457
Operating leases	$1,265,510	2,003,754	$958,439	$2,928,900	7,156,603
Expected claim payouts	10,314,030	19,057,041	12,867,924	13,755,380	55,994,375
Capital leases	35,364	37,929			73,293
Other borrowings	314,304	1,538,356	1,374,478	652,671	3,879,809

Total	$11,929,208	$36,704,537	$15,200,841	$17,336,951	$81,171,537

2. Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the remaining issues for Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and as a result reached a final consensus on an other-than-temporary impairment model for debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting (i.e., cost method investments). The EITF also reached a consensus that the three-step model used to determine other-than-temporary impairments must be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF 03-1, The Meaning of Other Than Temporary Impairment,” delaying the effective date for the recognition and measurement guidance of EITF 03-1 on impairment loss that is other than temporary (i.e., steps two and three of the three-step impairment model), as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The disclosure requirements of the EITF consensus remain in effect. Quantitative and qualitative disclosure requirements for investments accounted for under SFAS No. 115 were effective for the first annual reporting period ending after December 15, 2003. We have disclosed such quantitative and qualitative information in the notes to our consolidated financial statements as of December 31, 2004. All new disclosure requirements related to cost method investments are effective for the annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required.

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Management does not believe adoption of this statement will have a material effect on the Company’s consolidated financial statements.

     In December 2004, FASB issued Statement 123(Revised) which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(Revised) is effective for public entities that do not file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The new Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. PICO Holdings has a cash based SAR plan which is included in these provisions and described as a Share-based Liability plan. As noted in the notes to the accompanying consolidated financial statements, PICO currently records compensation expense under the variable plan method using the intrinsic value of the SARs. However, the new rules will require PICO to re-measure its liability each reporting period using a fair value approach until the awards are settled. Management is currently assessing the impact adoption of this statement will have on the Company’s consolidated financial statements in 2005.

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

     Several years or more may elapse between the occurrence of an insured medical professional liability insurance or casualty loss or workers’ compensation claim, the reporting of the loss and the final payment of the loss. Loss reserves are estimates of what an insurer expects to pay claimants, legal and investigative costs and claims administrative costs. PICO’s insurance subsidiaries are required to maintain reserves for payment of estimated losses and loss adjustment expenses for both reported claims and claims which have occurred but have not yet been reported. Ultimate actual liabilities may be materially more or less than current reserve estimates.

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

     The liabilities for unpaid losses and loss adjustment expenses of Physicians and Citation were $56.0 million at December 31, 2004, $60.9 million at December 31, 2003, and $52.7 million at December 31, 2002 before reinsurance reserves, which reduce net unpaid losses and loss adjustment expenses. Of those amounts, the liabilities for unpaid loss and loss adjustment expenses of prior years increased by $443,000 in 2004, $4.7 million in 2003, and decreased by $2.3 million in 2002. These changes to prior years’ reserves were due to the following:

CHANGE IN UNPAID LOSS AND LAE RESERVES FOR PRIOR YEARS

	2004	2003	2002
Increase (decrease) in provision from prior year claims	$443,284	$4,667,024	$(1,907,552)
Retroactive insurance			(438,879)

Net increase (decrease) in liabilities for unpaid loss and LAE of prior years	$443,284	$4,667,024	$(2,346,431)

     See Note 11 of Notes to PICO’s Consolidated Financial Statements, “Reserves for Unpaid Loss and Loss Adjustment Expenses” for additional information regarding reserve changes.

     Although insurance reserves are certified annually by independent actuaries for each insurance company as required by state law, significant fluctuations in reserve levels can occur based upon a number of variables used in actuarial projections of ultimate incurred losses and loss adjustment expenses.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

     The following table presents the development of balance sheet liabilities for 1994 through 2004 for all continuing operations property and casualty and workers’ compensation lines of business and medical professional liability insurance. The “Net liability as originally estimated” line shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date on a discounted basis, prior to 2000, for each of the indicated years. Reserves for other lines of business that Physicians ceased writing in 1989, which are immaterial, are excluded. The “Gross liability as originally estimated” represents the estimated amounts of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date on an undiscounted basis, including losses that had been incurred but not reported.

	Year Ended December 31,
	1994	1995	1996	1997	1998
	(In thousands)
Net liability as originally estimated:	$153,212	$135,825	$153,891	$110,931	$89,554
Discount	20,144	16,568	12,217	9,159	8,515
Gross liability as originally estimated:	173,356	152,393	166,108	120,090	98,069
Cumulative payments as of:
One year later	35,966	26,331	54,500	37,043	23,696
Two years later	61,263	63,993	88,298	57,622	41,789
Three years later	93,906	85,649	107,094	73,096	50,968
Four years later	110,272	99,730	121,698	82,249	58,129
Five Years later	119,879	110,299	130,247	89,398	64,119
Six years later	129,819	115,312	137,462	95,454
Seven years later	132,394	118,396	143,532
Eight years later	134,811	121,837
Nine years later	137,602
Ten years later
Liability re-estimated as of:
One year later	170,411	145,824	166,870	129,225	114,347
Two years later	163,472	145,031	182,963	145,543	115,539
Three years later	162,532	150,439	193,498	146,618	104,689
Four years later	165,696	155,183	194,423	135,930	102,704
Five Years later	167,145	157,973	183,333	133,958	107,409
Six years later	167,821	149,074	181,705	138,520
Seven years later	160,233	147,525	185,201
Eight years later	160,188	141,028
Nine years later	153,869
Ten years later
Cumulative Redundancy (Deficiency)	$19,487	$11,365	($19,093)	($18,430)	($9,340)

	Year Ended December 31,
	1999	2000	2001	2002	2003	2004
	(In thousands)
Net liability as originally estimated:	$88,112	$74,896	$54,022	$44,906	$43,357	$36,603
Discount	7,521
Gross liability before discount as originally estimated:	95,633	74,896	54,022	44,906	43,357	36,603
Cumulative payments as of:
One year later	22,636	9,767	7,210	6,216	6,515
Two years later	31,987	16,946	13,426	12,729
Three years later	39,150	23,162	19,939
Four years later	45,140	29,675
Five Years later	51,566
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Liability re-estimated as of:
One year later	96,727	63,672	52,115	49,574	43,115
Two years later	85,786	61,832	56,782	49,331
Three years later	83,763	66,494	56,540
Four years later	88,460	66,275
Five Years later	88,167
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Cumulative Redundancy (Deficiency)	$7,466	$8,621	$(2,518)	$(4,425)	$242

RECONCILIATION TO FINANCIAL STATEMENTS
Gross liability - end of year				$52,686	$60,847	$53,905
Reinsurance recoverable				(7,780)	(17,490)	(17,302)

Net liability - end of year				44,906	43,357	36,603
Reinsurance recoverable				7,780	17,490	17,302

				52,686	60,847	53,905
Discontinued personal lines insurance				17	17	51
Liability to California Insurance Guarantee Association for Workers’ Compensation payouts						2,038

Balance sheet liability				$52,703	$60,864	$55,994

Gross re-estimated liability - latest				$70,156	$61,513
Re-estimated recoverable - latest				(20,824)	(18,398)

Net re-estimated liability - latest				$49,332	$43,115

Net cumulative redundancy (deficiency)				($4,426)	$242

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

     The data in the above table is based on Schedule P from each of Physician’s and Citation’s 1994 to 2004 Annual Statements, as filed with state insurance departments; however, the development table above differs from the development displayed in Schedule P, Part-2, of the insurance Annual Statements as Schedule P, Part-2, excludes unallocated loss adjustment expenses.

Loss Reserve Experience

     The inherent uncertainties in estimating loss reserves are greater for some insurance products than for others, and are dependent on the length of the reporting lag or “tail” associated with a given product (i.e., the lapse of time between the occurrence of a claim and the report of the claim to the insurer), on the diversity of historical development patterns among various aggregations of claims, the amount of historical information available during the estimation process, the degree of impact that changing regulations and legal precedents may have on open claims, and the consistency of reinsurance programs over time, among other things. Because medical professional liability insurance, commercial casualty and workers’ compensation claims may not be fully paid for several years or more, estimating reserves for such claims can be more uncertain than estimating reserves in other lines of insurance. As a result, precise reserve estimates cannot be made for several years following a current accident year for which reserves are initially established.

     There can be no assurance that the insurance companies have established reserves that are adequate to meet the ultimate cost of losses arising from such claims. It has been necessary, and will over time continue to be necessary, for the insurance companies to review and make appropriate adjustments to reserves for estimated ultimate losses and loss adjustment expenses. To the extent reserves prove to be inadequate, the insurance companies would have to adjust their reserves and incur a charge to income, which could have a material adverse effect on PICO’s statement of operations and financial condition.

     Reconciliation of Unpaid Loss and Loss Adjustment Expenses

     An analysis of changes in the liability for unpaid losses and loss adjustment expenses for 2004, 2003 and 2002 is set forth in Note 11 of Notes to PICO’s Consolidated Financial Statements, “Reserves for Unpaid Loss and Loss Adjustment Expenses.”

Reinsurance

     All of PICO’s insurance companies seek to reduce the loss that may arise from individually significant claims or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance carriers. Various reinsurance treaties remain in place to limit PICO’s exposure levels. See Note 10 of Notes to PICO’s Consolidated Financial Statements, “Reinsurance.” PICO’s insurance subsidiaries are contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

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

     During this period, Citation and Sequoia had the same reinsurance program. For property business, reinsurance provided coverage of $10.4 million excess of $150,000 per occurrence. For casualty business, excluding umbrella coverage, reinsurance provided coverage of $4.9 million excess of $150,000 per occurrence. Umbrella coverage’s were reinsured $9.9 million excess of $100,000 per occurrence. The catastrophe treaties for 1998 and thereafter provided coverage of 95% of $14 million excess of $1 million per occurrence. Facultative reinsurance was placed with various reinsurers.

     Citation does not require reinsurance from 2002 onwards for all its property and casualty lines of business, as its last policy expired in December 2001.

     If the reinsurers are “not admitted” for regulatory purposes, Citation has to maintain sufficient collateral with approved financial institutions to secure cessions of paid losses and outstanding reserves.

     See Note 10 of Notes to Consolidated Financial Statements, “Reinsurance,” with regard to reinsurance recoverable concentration for all property and casualty lines of business as of December 31, 2004. Citation remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

     Workers’ Compensation Insurance through Citation Insurance Company

     Claims and Liabilities Related to the Insolvency of Fremont Indemnity Company

     In 1997, pursuant to a Quota Share Reinsurance Agreement (the “Reinsurance Agreement”), Citation ceded its California workers’ compensation insurance liabilities to Citation National Insurance Company (“CNIC”) and transferred all administrative services relating to these liabilities to Fremont. The Reinsurance Agreement became effective upon Fremont’s acquisition, with approval from the California Department of Insurance (the “Department”), of CNIC on or about June 30, 1997. Thereafter, on or about December 31, 1997, CNIC merged, with Department approval, with and into Fremont. Accordingly, since January 1, 1998, Fremont has been both the reinsurer and the administrator of the California workers’ compensation business ceded by Citation.

     During the period from June 30, 1997 (the date on which Citation ceded its workers’ compensation insurance liabilities) through July 2, 2003 (the date on which Fremont was placed in liquidation), Fremont maintained a workers’ compensation insurance securities deposit in California for the benefit of claimants under workers’ compensation insurance policies issued, or assumed, by Fremont.

     Concurrent with Fremont’s posting of the portion of the total deposit that related to Citation’s insureds, Citation reduced its own workers’ compensation insurance reserves by the amount of that deposit.

     On June 4, 2003, the Superior Court of the State of California for the County of Los Angeles (the “Liquidation Court”) entered an Order of Conservation over Fremont and appointed the California Department of Insurance Commissioner (the “Commissioner”) as the conservator. Pursuant to such order, the Commissioner was granted authority to take possession of all of Fremont’s assets, including its rights in the deposit for Citation’s insureds. Shortly thereafter, on July 2, 2003, the Liquidation Court entered an Order appointing the Commissioner as the liquidator of Fremont’s Estate.

     Shortly thereafter, Citation concluded that, because Fremont had been placed in liquidation, Citation was no longer entitled to take a reinsurance credit for the deposit for Citation’s insureds under the statutory basis of accounting. Consequently, Citation reversed the $7.5 million reinsurance recoverable from Fremont in its June 30, 2003 financial statements prepared on the statutory basis of accounting. In addition, Citation made a corresponding provision for the reinsurance recoverable from Fremont at June 30, 2003 for GAAP purposes.

     In June 2004, Citation filed litigation against the California Department of Insurance in the Superior Court of California to recover its workers’ compensation trust deposits held by Fremont prior to Fremont’s liquidation.

     In September 2004, the Superior Court ruled against Citation’s action. As a result, Citation did not receive any distribution from the California Insurance Guarantee Association or Fremont and will not receive any credit for the deposit held by Fremont for Citation’s insureds.

     In consideration of the potential cost and the apparent limited prospect of obtaining relief, Citation decided not to file an appeal.

     Reinsurance Agreements on Workers’ Compensation Insurance Liabilities

     In addition to the reinsurance agreements with Fremont noted above, Citation’s workers’ compensation insurance liabilities from policy years 1986 to 1997 retain additional reinsurance coverage with General Reinsurance, a wholly owned subsidiary of Berkshire Hathaway, Inc. (Standard & Poors rating of AAA.) Policy years 1986 and 1987 have a Company retention of $150,000; policy years 1988 and 1989 have a Company retention of $200,000 and policy years 1990 through to 1997 have a Company retention of $250,000.

     See Note 10 of Notes to Consolidated Financial Statements, “Reinsurance,” with regard to reinsurance recoverable concentration for Citation’s workers’ compensation line of business as of December 31, 2004. Citation remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     PICO’s balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO’s borrowings are short to medium term in nature and therefore approximate fair value. At December 31, 2004, PICO had $39.5 million of fixed maturity securities and mortgage participation interests, $143 million of marketable equity securities that were subject to market risk, of which $81 million were denominated in foreign currencies, primarily Swiss francs. PICO’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

     PICO uses two models to report the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $857,000 for a 100 basis point decline in interest rates on its fixed securities and mortgage participation interests. The hypothetical 20% decrease in fair value of PICO’s marketable equity securities produced a loss in fair value of $28.6 million that would impact the unrealized appreciation in shareholders’ equity, net of the related tax effect. The hypothetical 20% decrease in the local currency of PICO’s foreign denominated investments produced a loss of $13.5 million that would impact the foreign currency translation in shareholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     PICO’s financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and the Report of Independent Registered Public Accounting Firm is included in this report as listed in the index.

SELECTED QUARTERLY FINANCIAL DATA

     Summarized unaudited quarterly financial data (in thousands, except share and per share amounts) for 2004 and 2003 are shown below. In management’s opinion, the interim financial data contains all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Net investment income and net realized gain	743	1,782	704	5,836
Sale of land and water rights	276	2,096	1,151	7,355
Total revenues	2,397	5,766	4,307	15,658
Net income (loss)	(5,018)	(4,532)	(2,183)	1,174

Basic and Diluted:
Net income (loss) per share	$(0.41)	$(0.37)	$(0.18)	$0.09

Weighted average common and equivalent shares outstanding	12,370,264	12,368,928	12,367,664	12,366,479

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Net investment income and net realized gain	328	3,624	1,445	2,720
Sale of land and water rights	20	2,196	2,002	15,533
Total revenues	1,483	6,412	4,571	20,413
Net income (loss)	856	(2,001)	(3,190)	1,097

Basic and Diluted:
Net income (loss) per share	$0.07	$(0.16)	$(0.26)	$0.09

Weighted average common and equivalent shares outstanding	12,379,042	12,375,610	12,375,610	12,373,534

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003
AND FOR EACH OF THE
THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PICO Holdings, Inc.

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of HyperFeed Technologies, Inc. (a 51% owned consolidated subsidiary) for the year ended December 31, 2003, which statements reflect total assets of $9,714,258 as of December 31, 2003, and net income of $1,600,818 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for HyperFeed Technologies, Inc., is based solely on the report of such other auditors.

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

As discussed in Note 1, the Company has restated its pro forma disclosure of stock-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Diego, California
March 11, 2005 (May 26, 2005 as to the restatement described in Note 1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
HyperFeed Technologies, Inc.:

We have audited the consolidated balance sheet of HyperFeed Technologies, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ KPMG LLP

Chicago, Illinois
March 4, 2004

PICO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

ASSETS

	2004	2003
Investments (Note 3):
Available for sale:
Fixed maturities	$39,479,216	$52,615,376
Equity securities	142,978,213	96,306,035

Total investments	182,457,429	148,921,411

Cash and cash equivalents	17,407,138	24,348,693
Notes and other receivables, net (Note 6)	14,951,973	16,430,541
Reinsurance receivables (Note 10)	17,157,329	17,714,012
Real estate and water assets (Note 5)	110,700,456	112,270,280
Property and equipment, net (Note 8)	2,436,921	3,117,521
Net deferred income taxes (Note 7)		29,577
Other assets	9,512,807	7,246,695
Other assets of discontinued operations (Note 2)	6,970	818,537

Total assets	$354,631,023	$330,897,267

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED

December 31, 2004 and 2003

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2004	2003
Policy liabilities and accruals:
Unpaid losses and loss adjustment expenses (Note 11)	$55,994,375	$60,863,884
Reinsurance balance payable	673,024	671,031
Stock appreciation rights payable (Notes 1 and 9)	15,731,741	5,969,762
Other liabilities	11,989,257	10,871,288
Bank and other borrowings (Note 19)	18,020,559	15,376,640
Net deferred income taxes (Note 7)	9,193,060
Other liabilities of discontinued operations (Note 2 )	759,372	2,169,879

Total liabilities	112,361,388	95,922,484

Minority interest	2,340,337	5,814,381

Commitments and Contingencies (Notes 10, 11, 12, 13, 14, 15 and 19)

Common stock, $.001 par value; authorized 100,000,000; 16,801,923 issued and outstanding at December 31, 2004 and 2003	16,802	16,802
Additional paid-in capital	236,089,222	236,082,703
Accumulated other comprehensive income (Note 1)	36,725,700	15,283,404
Retained earnings	45,524,219	56,082,903

	318,355,943	307,465,812
Less treasury stock, at cost (common shares: 4,435,444 in 2004 and 4,428,389 in 2003)	(78,426,645)	(78,305,410)

Total shareholders’ equity	239,929,298	229,160,402

Total liabilities and shareholders’ equity	$354,631,023	$330,897,267

The accompanying notes are an integral part of the consolidated financial statements .

PICO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues:
Sale of real estate and water assets	$10,879,172	$19,751,160	$15,231,769
Net investment income (Note 3)	5,799,357	5,370,104	5,385,209
Net realized gain on investments (Note 3)	3,265,505	2,745,657	4,209,632
Service revenue	5,994,688	1,363,925
Premium charge			(41,796)
Other	2,188,114	3,647,748	4,489,425

Total revenues	28,126,836	32,878,594	29,274,239

Costs and expenses:
Operating and other costs	25,568,411	19,203,015	15,055,461
Stock appreciation rights expense	9,874,865	5,969,762
Cost of real estate and water assets sold	4,496,652	12,648,864	9,740,137
Cost of service revenue	1,585,129	1,069,174
Loss and loss adjustment (recoveries) expenses (Note 11)	443,284	4,667,024	(2,346,314)
Interest expense	792,076	721,322	795,193
Depreciation and amortization	2,263,355	1,813,114	1,115,716

Total costs and expenses	45,023,772	46,092,275	24,360,193

Equity in loss of unconsolidated affiliates		(564,785)	(2,208,070)

Income (loss) before income taxes and minority interest	(16,896,936)	(13,778,466)	2,705,976
Provision (benefit) for federal, foreign and state income taxes (Note 7)	(3,047,721)	(1,202,407)	2,049,565

Income (loss) before minority interest	(13,849,215)	(12,576,059)	656,411
Minority interest in (income) loss of subsidiaries	3,212,811	(1,045,605)	454,184

Income (loss) from continuing operations	(10,636,404)	(13,621,664)	1,110,595
Income (loss) from discontinued operations, net (Note 2)	(422,280)	2,933,366	2,833,806
Gain on sale of discontinued operations, net	500,000	7,450,486

Income (loss) before cumulative change in accounting principle	(10,558,684)	(3,237,812)	3,944,401
Cumulative effect of change in accounting principle, net (Note 20)			1,984,744

Net income (loss)	$(10,558,684)	$(3,237,812)	$5,929,145

Net income (loss) per common share — basic and diluted:
Income (loss) from continuing operations	$(0.86)	$(1.10)	$0.09
Discontinued operations	0.01	0.84	0.23
Cumulative effect of change in accounting principle			0.16

Net income (loss) per common share	$(0.85)	$(0.26)	$0.48

Weighted average shares outstanding	12,368,354	12,375,933	12,375,466

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2004, 2003 and 2002

				Accumulated Other
				Comprehensive Income
		Additional		Net Unrealized	Foreign
	Common	Paid-In	Retained	Appreciation	Currency	Treasury
	Stock	Capital	Earnings	on Investments	Translation	Stock	Total
Balance, January 1, 2002	$16,784	$235,844,655	$53,391,570	$5,545,057	$(8,770,924)	$(78,128,635)	$207,898,507

Comprehensive Income for 2002
Net income			5,929,145
Net unrealized appreciation on investments net of deferred tax of $2 million and reclassification adjustment of $588,000				4,454,385
Foreign currency translation					2,605,158
Total Comprehensive income							12,988,688

Acquisition of shares of treasury stock for deferred compensation plans						(93,557)	(93,557)

Exercise of stock options	18	238,048					238,066

Balance, December 31, 2002	$16,802	$236,082,703	$59,320,715	$9,999,442	$(6,165,766)	$(78,222,192)	$221,031,704

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, CONTINUED
For the years ended December 31, 2004, 2003 and 2002

				Accumulated Other
				Comprehensive Income
		Additional		Net Unrealized	Foreign
	Common	Paid-In	Retained	Appreciation	Currency	Treasury
	Stock	Capital	Earnings	on Investments	Translation	Stock	Total
Balance, December 31, 2002	$16,802	$236,082,703	$59,320,715	$9,999,442	$(6,165,766)	$(78,222,192)	$221,031,704

Comprehensive Income for 2003
Net loss			(3,237,812)

Net unrealized appreciation on investments net of deferred tax of $3.7 million and reclassification adjustment of $1.5 million				10,879,588

Foreign currency translation					570,140
Total Comprehensive Income							8,211,916

Acquisition of shares of treasury stock for deferred compensation plans						(83,218)	(83,218)

Balance, December 31, 2003	$16,802	$236,082,703	$56,082,903	$20,879,030	$(5,595,626)	$(78,305,410)	$229,160,402

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2004, 2003 and 2002

				Accumulated Other
				Comprehensive Income
		Additional		Net Unrealized	Foreign
	Common	Paid-In	Retained	Appreciation	Currency	Treasury
	Stock	Capital	Earnings	on Investments	Translation	Stock	Total
Balance, December 31, 2003	$16,802	$236,082,703	$56,082,903	$20,879,030	$(5,595,626)	$(78,305,410)	$229,160,402

Comprehensive Loss for 2004
Net loss			(10,558,684)
Net unrealized appreciation on investments net of deferred tax of $11 million and reclassification adjustment of $2.2 million				21,068,132
Foreign currency translation					374,164
Total Comprehensive Income							10,883,612

Acquisition of treasury stock for deferred compensation plans						(121,235)	(121,235)

Other		6,519					6,519

Balance, December 31, 2004	$16,802	$236,089,222	$45,524,219	$41,947,162	$(5,221,462)	$(78,426,645)	$239,929,298

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,558,684)	$(3,237,812)	$5,929,145
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of acquisitions:
Provision for deferred taxes	(2,211,306)	(876,207)	1,990,042
Cumulative effect of accounting change			(1,984,744)
Depreciation and amortization	4,127,120	2,757,493	1,420,806
(Gain) loss on sale of investments	(3,265,505)	(2,745,657)	(4,209,632)
(Gain) loss on sale of fixed assets	70,183	23,737	(8,939)
Gain on sale of Sequoia		(1,568,278)
Allowance for uncollectible accounts	308,917	270,000
Impairment of goodwill on purchases of SISCOM	194,095
Equity in loss of unconsolidated affiliates		564,785	2,208,070
Minority interest	(3,212,811)	1,045,605	(454,184)
Changes in assets and liabilities, net of effects of acquisitions:
Notes and other receivables	1,169,650	(9,467,051)	1,572,574
Other liabilities	1,117,972	(85,106)	540,055
Other assets	(2,333,997)	217,549	(2,006,486)
Real estate and water assets	2,740,891	9,914,760	9,425,589
Income taxes	(9,291)	71,846
Reinsurance receivable	556,683	(9,881,304)	(323,870)
Reinsurance payable	1,993	133,031	(2,781,333)
SAR payable	9,761,978	5,969,762
Deferred gain on retroactive insurance			(438,879)
Unpaid losses and loss adjustment expenses	(4,869,509)	8,160,771	(8,834,797)
Net operating cash provided by (used in) discontinued operations	(598,940)	(1,558,754)	8,499,963
Other adjustments, net	6,516	(135,323)	304,365

Net cash provided by (used in) operating activities	(7,004,045)	(426,153)	10,847,745

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale investments:
Fixed maturities	18,334,850	12,637,514	21,566,412
Equity securities	10,871,372	14,735,268	23,168,694
Proceeds from maturity of investments	5,325,000	27,537,091	48,646,426
Purchases of available for sale investments:
Fixed maturities	(11,322,556)	(46,476,107)	(68,074,673)
Equity securities	(18,503,481)	(25,667,968)	(15,106,827)
Proceeds from the sale of Sequoia		25,144,350
Purchases on minority interest in subsidiaries	(1,322,138)
Capital expenditure related to water storage facilities	(790,961)	(2,315,322)	(378,429)
Capitalized software costs	(1,382,361)
Purchases of property and equipment	(669,598)	(490,078)	(457,109)
Proceeds from sales of property and equipment	40,249
Net investing cash used by discontinued operations			(10,622,501)
Other investing activities, net		(98,429)	116,803

Net cash provided by (used in) investing activities	580,376	5,006,319	(1,141,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank and other borrowings	(1,344,516)	(9,645,053)	(4,177,517)
Proceeds from borrowings	2,908,196	9,111,446	2,670,348
Cash received on exercise of stock options (HyperFeed in 2004)	41,416		238,066
Cash paid for purchase of PICO stock (for deferred compensation plans)	(121,235)	(83,218)	(93,557)

Net cash provided by (used in) financing activities	1,483,861	(616,825)	(1,362,660)

Effect of exchange rate changes on cash	(2,001,747)	(1,693,730)	(2,607,173)

Net increase (decrease) in cash and cash equivalents	(6,941,555)	2,269,611	5,736,708

Cash and cash equivalents, beginning of year	24,348,693	22,079,082	16,342,374

Cash and cash equivalents, end of year	$17,407,138	$24,348,693	$22,079,082

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$826,894	$327,608	$856,983

Income taxes paid	$179,635	$555,600

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and Operations:

     PICO Holdings, Inc. and subsidiaries (collectively, “PICO” or “the Company”) is a diversified holding company.

     Currently PICO’s major activities are:

•	owning and developing water rights and water storage operations in the southwestern United States through Vidler Water Company, Inc.;

•	owning and developing land and the related mineral rights and water rights in Nevada through Nevada Land & Resource Company, LLC;

•	the acquisition and financing of businesses;

•	“running off” the insurance loss reserves of Citation Insurance Company and Physicians Insurance Company of Ohio.

     PICO was incorporated in 1981 and began operations in 1982. The company was known as Citation Insurance Group until a reverse merger with Physicians Insurance Company of Ohio (“Physicians”) on November 20, 1996. Following the reverse merger, the Company changed its name to PICO Holdings, Inc.

     The Company’s primary operating subsidiaries as of December 31, 2004 are as follows:

     Vidler Water Company, Inc. (“Vidler”). Vidler is a wholly owned Nevada corporation. Vidler’s business involves identifying end users, namely water utilities, municipalities or developers, in the Southwest who require water, and then locating a source and supplying the demand, either by utilizing the company’s own assets or securing other sources of supply. These assets comprise water rights in the states of Colorado, Arizona, and Nevada, and water storage facilities in Arizona and California.

     Nevada Land & Resource Company, LLC (“Nevada Land”). Nevada Land is a Nevada Limited Liability Company, which owns approximately 1 million acres of land in northern Nevada. Nevada Land’s business includes selling land and water rights, and leasing property.

     Citation Insurance Company (“Citation”). Citation is a California-domiciled insurance company licensed to write commercial property and casualty insurance in Arizona, California, Colorado, Nevada, Hawaii, New Mexico and Utah. Citation ceased writing premiums in December 2000, and is now “running off” the loss reserves from its existing property and casualty and workers’ compensation lines of business. This means that it is handling claims arising from historical business, and selling investments when funds are needed to pay claims.

     Physicians Insurance Company of Ohio (“Physicians”). Prior to selling its book of medical professional liability (“MPL”) insurance business in 1995, Physicians engaged in providing MPL insurance coverage to physicians and surgeons, primarily in Ohio. On August 28, 1995, Physicians entered into an agreement with Mutual Assurance, Inc. (“Mutual”) pursuant to which Physicians sold its recurring MPL insurance business to Mutual. Physicians is in “run off.” This means that it is handling claims arising from historical business, and selling investments when funds are needed to pay claims.

     HyperFeed Technologies, Inc. (“HyperFeed”). HyperFeed is a developer and provider of software, ticker plant technologies and managed services to the financial markets industry. PICO owns approximately 51% of the outstanding voting stock of HyperFeed.

Unconsolidated Affiliates:

     Investments in which the Company owns at least 20% but not more than 50% of the voting interest and, or has the ability to exercise significant influence are generally accounted for under the equity method of accounting. Accordingly, the Company’s share of the income or loss of the affiliate is included in PICO’s consolidated results. Currently, there are no investments the Company considers an unconsolidated equity affiliate.

Principles of Consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany balances and transactions have been eliminated.

Use of Estimates in Preparation of Financial Statements:

     The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, real estate and water assets, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2004 and 2003, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Revenue Recognition:

     Sale of Real Estate and Water Assets

     Revenue on the sale of real estate and water assets conforms with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” and is recognized in full when (a) there is a legally binding sale contract; (b) the profit is determinable (i.e., the collectibility of the sales price is reasonably assured, or any amount that will not be collectible can be estimated); (c) the earnings process is virtually complete (i.e., the Company is not obligated to perform significant activities after the sale to earn the profit, meaning the Company has transferred all risks and rewards to the buyer); and (d) the buyer’s initial and continuing investment are adequate to demonstrate a commitment to pay for the property. If these conditions are not met, the Company records the cash received as a deposit until the conditions to recognize full profit are met.

     Service Revenue ( HyperFeed Technologies)

     HyperFeed derives revenue primarily from licensing technology and providing management and maintenance services of HTPX and HBox software, ticker plant technologies, and managed services. Additionally, HyperFeed derives revenue from the development of customized software.

     HyperFeed applies the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended, which specifies the following four criteria that must be met prior to recognizing revenue: (1) persuasive evidence of the existence of an arrangement, (2) delivery, (3) fixed or determinable fee, and (4) probable collection. In addition, revenue earned on software arrangements involving multiple elements is allocated to each element based on the relative fair value of the elements.

Investments:

     The Company’s investment portfolio at December 31, 2004 and 2003 is comprised of investments with fixed maturities, including U.S. government bonds, government sponsored enterprise bonds, and investment-grade corporate bonds; equity securities, including common stock, and common stock purchase warrants; and mortgage participation interests.

     The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies all investments as available for sale. Unrealized investment gains or losses on securities available for sale are recorded directly to shareholders’ equity as accumulated other comprehensive income, or loss, net of applicable tax effects. The Company also applies the provisions of Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” for investments where management determines the Company has the ability to exercise significant influence over the operating and financial policies of the investee. The Company’s share of the income or loss of the investee is included in the consolidated statement of operations and any dividends are recorded as a reduction in the carrying value of the investment.

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

     The Company has subsidiaries and makes acquisitions in the U.S. and abroad. Approximately $81 million and $51.5 million of the Company’s investments at December 31, 2004 and 2003, respectively, were invested internationally, including equity values of affiliates. The Company’s most significant foreign currency exposure at December 31, 2004 is in Swiss francs.

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

Goodwill and Intangibles:

     Goodwill represents the difference between the purchase price and the fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Intangibles are generally assets arising out of a contractual or legal right. The Company applies the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Consequently, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value for impairment. The adoption of SFAS No. 142 is reflected in the Company’s consolidated financial statements for the year ended December 31, 2002 as a cumulative effect of change in accounting principle. The cumulative adjustment of $2 million is comprised of a gain from recognizing negative goodwill of $2.8 million offset by the write-off of goodwill of $800,000. The positive goodwill of $800,000 was deemed impaired based on the present value of the underlying cash flows.

Impairment of Long-Lived Assets:

     The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, the Company records an impairment charge when the condition exists where the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. Impairment of long-lived assets is triggered when the estimated future undiscounted cash flows, excluding interest charges, for the lowest level for which there is identifiable cash flows that are independent of the cash flows of other groups of assets do not exceed the carrying amount. The Company prepares and analyzes cash flows at appropriate levels of grouped assets under SFAS No. 144. If the events or circumstances indicate that the remaining balance may be permanently impaired, such potential impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective long-lived asset.

Reinsurance:

     The Company records all reinsurance assets and liabilities on the gross basis, including amounts due from reinsurers and amounts paid to reinsurers relating to the unexpired portion of reinsured contracts (prepaid reinsurance premiums).

Unpaid Losses and Loss Adjustment Expenses:

     Reserves for MPL and property and casualty and workers’ compensation insurance unpaid losses and loss adjustment expenses include amounts determined on the basis of actuarial estimates of ultimate claim settlements, which include estimates of individual reported claims and estimates of incurred but not reported claims. The methods of making such estimates and for establishing the resulting liabilities are continually reviewed and updated based on current circumstances, and any adjustments are reflected in current operations.

Income Taxes:

     The Company’s provision for income tax expense includes federal, state, local and foreign income taxes currently payable and those deferred because of temporary differences between the income tax and financial reporting bases of the assets and liabilities. The liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.

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

Stock-Based Compensation (Restated):

     In July 2003, all 1,687,242 outstanding stock options were voluntarily surrendered by employees and Directors. On July 17, 2003, the Company’s shareholders voted to adopt the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program (the “SAR program”) to replace the Company’s stock option plans and call option agreements. Upon adoption of the SAR program, all 355,539 outstanding options under call option agreements were also surrendered by the holders. The maximum number of SARs issuable under the plan may not exceed 2,042,781. 1,962,781 SARs were issued to the prior option holders upon adoption of the SAR program at an exercise price equal to that of the surrendered options. All rights are fully vested, never expire, and only 20% of the initial number can be exercised by an individual in any 12 month period unless permission is given by the Compensation Committee. Upon exercise, the holder is entitled to a cash benefit equal to the difference between the exercise price and the then current market price of PICO stock. During 2004, 39,625 SARs were exercised and $113,000 was paid to the holders. No SARs were exercised in 2003.

     Compensation cost is measured at the end of each period as the amount by which the quoted market price of PICO stock exceeds the exercise price. Changes in the quoted market price are reflected as an adjustment to the accrued compensation obligation and compensation expense in the Company’s consolidated financial statements. The Company recorded compensation expense of $9.9 million and $6 million for the years ended December 31, 2004 and 2003, respectively, representing the difference between the exercise price of the vested SARs and the market value of PICO stock at the end of the reporting period. This expense is reported in the accompanying consolidated statement of operations. In addition, a liability of $15.7 million at December 31, 2004 and $6 million at December 31, 2003 is reported in the accompanying consolidated balance sheets.

     The following table summarizes the SARs outstanding at December 31, 2004:

SARs Outstanding
		Weighted
Range of Exercise	Number	Average
Prices	Outstanding	Exercise Price

$3.49 - $4.74	355,539	$3.93
$13.25 - $13.45	450,936	13.45
$15.00	1,116,681	15.00

	1,923,156	$12.59

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for those entities that elect to voluntarily adopt the fair value accounting provision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 also requires more prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation as well as pro forma disclosure of the effect in interim financial statements. The transition and annual disclosure provision of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 until SFAS 123 Revised becomes effective for annual periods beginning after June 15, 2005. PICO has elected to not adopt the fair value accounting provisions of SFAS No. 123, and will continue accounting for stock-based compensation under the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees” until SFAS 123(R) becomes effective.

     Subsequent to the issuance of the Company’s 2004 consolidated financial statements, the Company identified an inadvertent incorrect conclusion in its pro forma stock-based compensation disclosure of recorded compensation expense and fair value based compensation expense related to SARs. As a result, the Company has restated its pro forma net loss to correct this error. The correction increased pro forma net loss in the disclosure for 2004 to $10.6 million (basic and diluted net loss per share of $0.85) from a pro forma net loss of $4 million (basic and diluted net loss per share of $0.33) and reduced pro forma net loss in the 2003 disclosure to $3.3 million (basic and diluted net loss per share of $0.27) from pro forma net loss of $8.1 million (basic and diluted net loss per share of $0.61).

     The correction of the disclosure has no effect on the Company’s previously reported consolidated balance sheets as of December 31, 2004 and 2003, or on the consolidated statements of operations, shareholders’ equity and cash flows for any of the three years in the period ended December 31, 2004.

     Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 148, the Company’s net income or loss and net income or loss per share would approximate the following pro forma amounts for the years ended December 31 (Note that the Company’s SARs have no impact on the following table as SARs are accounted for the same way under both APB No. 25 and SFAS No. 123.):

	As Restated	As Restated
	2004	2003	2002
Reported net income (loss)	$(10,558,684)	$(3,237,812)	$5,929,145
Add: Stock-based compensation recorded, net of tax
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax		(99,680)	(445,555)

Pro forma net income (loss)	$(10,558,684)	$(3,337,492)	$5,483,590

Reported net income (loss) per share: basic and diluted	$(0.85)	$(0.26)	$0.48

Pro forma net income (loss) per share: basic and diluted	$(0.85)	$(0.27)	$0.44

     The effects of applying SFAS No. 148 in this pro forma disclosure are not indicative of future amounts.

     No fair value compensation is reported in the table above for 2004 since the only awards outstanding were SARs, which are not subject to the fair value method prescribed under SFAS No. 123. The fair value of stock options granted in previous years is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; risk-free interest rate of 1% for stock option grants in 2003; expected life of a stock option is generally estimated at 10 years; and volatility of 36% for the 2003 grants. No stock options were granted in 2002.

Comprehensive Income:

     Comprehensive income or loss includes foreign currency translation and unrealized holding gains and losses, net of taxes on available for sale securities. The components are as follows:

	December 31,
	2004	2003
Net unrealized gain on securities	$41,947,162	$20,879,030
Foreign currency translation	(5,221,462)	(5,595,626)

Accumulated other comprehensive income	$36,725,700	$15,283,404

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

Recent Accounting Pronouncements:

     In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the remaining issues for Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and as a result reached a final consensus on an other-than-temporary impairment model for debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting (i.e., cost method investments). The EITF also reached a consensus that the three-step model used to determine other-than-temporary impairments must be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. On September 30, 2004 the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF 03-1, The Meaning of Other Than Temporary Impairment,” delaying the effective date for the recognition and measurement guidance of EITF 03-1 on impairment loss that is other than temporary (i.e., steps two and three of the three-step impairment model), as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The disclosure requirements of the EITF consensus remain in effect. Quantitative and qualitative disclosure requirements for investments accounted for under SFAS No. 115 were effective for the first annual reporting period ending after December 15, 2003. We have disclosed such quantitative and qualitative information in the notes to our consolidated financial statements as of December 31, 2004. All new disclosure requirements related to cost method investments are effective for the annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required.

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Management does not believe adoption of this statement will have a material effect on the Company’s consolidated financial statements.

     In December 2004, FASB issued Statement 123(Revised) which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(Revised) is effective for public entities that do not file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The new Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). PICO Holdings has a cash based SAR plan which is included in these provisions and described as a Share-based Liability plan. As noted in the notes to the accompanying consolidated financial statements, PICO currently records compensation expense under the variable plan method using the intrinsic value of the SARs. However, the new rules will require PICO to re-measure its liability each reporting period using a fair value approach until the awards are settled. Management is currently assessing the impact adoption of this statement will have on the Company’s consolidated financial statements in 2005.

     In December 2003, the FASB issued FIN No. 46(R), “Consolidation of Variable Interest Entities.” FIN No. 46(R) replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN No. 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special purpose entities. Application of the provisions of FIN No. 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. The adoption of FIN No. 46(R) did not have a material impact on the Company’s consolidated financial statements.

2. DISCONTINUED OPERATIONS:

     On March 31, 2003, the sale of Sequoia Insurance Company (“Sequoia”) closed for gross proceeds of $43.1 million, which consisted of $25.2 million in cash and a dividend of equity and debt securities previously held by Sequoia with a market value of $17.9 million. The net income from Sequoia included in PICO’s condensed consolidated results for the year ended December 31, 2003 was $2.4 million, which is reported as “Income from discontinued operations, net.” The Company also recorded a $443,000 gain on sale, net of estimated income taxes of $281,000 and selling costs of $845,000, which is reported as “Gain on disposal of discontinued operations, net” for the year ended December 31, 2003.

     HyperFeed, a 51% owned subsidiary of the Company, sold its consolidated market data feed service contracts and its retail trading business in 2003 and recorded a gain within discontinued operations of $7 million. In 2004, HyperFeed recorded a gain of $500,000 within discontinued operations on the sale of its Consolidated Market Data Feed business as certain milestones on the sale were met. These gains are included in the accompanying consolidated statements of operations in the line item titled “Gain on disposal of discontinued operations, net” for the years ended December 31, 2004 and 2003. For the year ended December 31, 2004, HyperFeed generated a loss of $422,000 from discontinued operations. During the 2003 period HyperFeed was a consolidated subsidiary of the Company, discontinued operations generated income of $545,000. Such amounts are included in “Income from discontinued operations, net,” The assets and liabilities of this HyperFeed operation are reported as discontinued operations in the December 31, 2004 and 2003 balance sheets.

     In accordance with SFAS No. 144, Sequoia’s results and the results of the HyperFeed operation have been reclassified for all periods presented as discontinued operations in the accompanying consolidated financial statements. The results of operations from discontinued operations and any gain on sale are each reported separately, net of tax on the face of the statement of operations. The results of HyperFeed’s discontinued operation are not material and not presented in detail in these notes to the Company’s consolidated financial statements. The following is a detail of Sequoia’s results for the period included in the accompanying consolidated financial statements:

     Statements of Operations for the Three Months Ended March 31, 2003 and Year Ended December 31, 2002:

	2003	2002
Revenues:
Premium income	$13,478,457	$47,102,301
Net investment income and realized gains/losses	2,863,487	5,096,002
Other income	91,303	241,195

Total revenues	16,433,247	52,439,498

Expenses:
Loss and loss adjustment expenses	7,657,813	31,175,373
Policy acquisition costs	4,163,270	15,048,726
Insurance underwriting and other expenses	938,341	1,636,727

Total expenses	12,759,424	47,860,826

Income before income taxes and cumulative effect	3,673,823	4,578,672
Provision for income taxes	1,284,974	1,545,761
Cumulative effect of change in accounting principle, net		(199,105)

Net income	$2,388,849	$2,833,806

Income per common share — basic and diluted	$0.19	$0.23

     3. INVESTMENTS:

     At December 31, the cost and carrying value of investments were as follows:

		Gross	Gross
		Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Value
2004:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government — sponsored enterprises	$10,544,388	$53,575	$(16,993)	$10,580,970
Corporate securities	23,621,118	727,452	(123,324)	24,225,246
Mortgage participation interests	4,673,000			4,673,000

	38,838,506	781,027	(140,317)	39,479,216
Equity securities	83,759,017	59,316,810	(97,614)	142,978,213

Total	$122,597,523	$60,097,837	$(237,931)	$182,457,429

		Gross	Gross
		Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Value
2003:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government — sponsored enterprises	$7,082,293	$329,102		$7,411,395
Corporate securities	39,610,609	968,512	(48,140)	40,530,981
Mortgage participation interests	4,673,000			4,673,000

	51,365,902	1,297,614	(48,140)	52,615,376
Equity securities	69,745,247	26,811,054	(250,266)	96,306,035

Total	$121,111,149	$28,108,668	$(298,406)	$148,921,411

     The amortized cost and carrying value of investments in fixed maturities at December 31, 2004, by contractual maturity, are shown below. Expected maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Carrying
	Cost	Value
Due in one year or less	$606,508	$606,631
Due after one year through five years	23,522,246	24,002,744
Due after five years	10,036,752	10,196,841
Mortgage participation interests (due in one year)	4,673,000	4,673,000

	$38,838,506	$39,479,216

     Net investment income is as follows for each of the years ended December 31:

	2004	2003	2002
Investment income:
Fixed maturities	$1,956,838	$2,465,683	$3,060,988
Equity securities	2,556,841	1,951,462	1,143,870
Other	1,318,073	999,387	1,201,470

Total investment income	5,831,752	5,416,532	5,406,328
Investment expenses:	(32,395)	(46,428)	(21,119)

Net investment income	$5,799,357	$5,370,104	$5,385,209

     Pre-tax net realized gain or loss on investments is as follows for each of the years ended December 31:

	2004	2003	2002
Gross realized gains:
Fixed maturities	$205,017	$142,509	$383,576
Equity securities and other investments	5,629,155	3,797,245	8,842,416

Total gain	5,834,172	3,939,754	9,225,992

Gross realized losses:
Fixed maturities	(50,393)	(33,960)	(320,949)
Equity securities and other investments	(2,518,274)	(1,160,137)	(4,695,411)

Total loss	(2,568,667)	(1,194,097)	(5,016,360)

Net realized gain	$3,265,505	$2,745,657	$4,209,632

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

     Accu Holding:

     At December 31, 2004, the Company owned 29.2% of Accu Holding AG, a Swiss corporation. PICO lacks the ability to exercise significant influence based on consideration of a number of factors and therefore accounts for the holding using SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” In 2004, 2003 and 2002, the Company recorded other-than-temporary impairments of $1.3 million, $823,000 and $2.2 million, respectively, due to the severity and duration of the decline of Accu’s stock price. At December 31, 2004, Accu’s market value was $3 million.

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

     Despite ownership of more than 20% of the voting stock of Jungfraubahn, the Company continues to account for this investment under SFAS No. 115. At this time, the Company does not believe that it has the requisite ability to exercise “significant influence” over the financial and operating policies of Jungfraubahn, and therefore does not apply the equity method of accounting.

4. CONSOLIDATION OF HYPERFEED TECHNOLOGIES, INC:

     On May 15, 2003 the Company increased its ownership of HyperFeed from 44% to 51% by purchasing 443,623 shares for $1.2 million and accordingly, now has a controlling financial interest through a direct ownership of a majority voting interest. Consequently, PICO consolidated HyperFeed’s results from the date of acquisition forward. The acquisition was accounted for using the purchase method of accounting and accordingly, the accompanying consolidated financial statements include the revenues and expenses and costs of HyperFeed beginning May 15, 2003. Prior to May 15, the Company accounted for its investment in HyperFeed using the equity method of accounting. The following is an allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition:

Purchase price	$1,200,000

Allocation of Purchase Price:
Cash	1,221,866
Receivables	761,459
Property and equipment, net	1,551,182
Other assets	2,564,765
Accounts payable and accrued liabilities	(3,493,802)
Other liabilities	(69,032)
Minority interest	(1,336,438)

$1,200,000

     The following are the unaudited pro forma results of PICO for the years ended December 31, 2003 and 2002 assuming the acquisition had taken effect at the beginning of the period:

	2003	2002

Total revenues	$33,098,458	$49,070,635
Income (loss) before taxes and minority interest	(15,449,874)	337,367
Net income (loss)	(3,514,185)	5,019,980
Net income (loss) per share: basic and diluted	$(0.28)	$0.41

     In 2003, HyperFeed sold its consolidated market data feed service contracts and its retail trading business and recorded gains within discontinued operations of $7 million. Based on PICO’s 51% ownership, net of minority interest, the gain to PICO was approximately $3.6 million. HyperFeed also recorded a gain within discontinued operations of $500,000 in 2004, as certain milestones of the sale of the Consolidated Market Data Feed business were met.

     At December 31, 2004 and 2003, the Company’s investment in HyperFeed consisted of 1.5 million shares of common stock, representing 51% of the common shares outstanding; and 310,616 common stock warrants which on a diluted basis would represent an additional 5% voting interest if exercised. At December 31, 2004, the warrants have no fair value as the exercise price is substantially higher than the market price of HyperFeed stock and the warrants expire in April 2005. At December 31, 2003, the carrying value of the investment in common stock warrants was an estimated fair value of $556,000, using the Black-Scholes option-pricing model. The warrants are reported as a derivative instrument under the provisions of SFAS No. 133 and consequently gains and losses for each period are reflected in the caption “Net Realized Loss on Investments” in the Statement of Operations.

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

     At December 31, 2002, the Company’s investment in HyperFeed consisted of 1.1 million shares of common stock, representing 44% of the common shares outstanding; and 310,616 common stock warrants which on a diluted basis would represent an additional 6% voting interest if exercised. During 2002, PICO exercised 94,903 common stock warrants in HyperFeed for $305,000. The common stock was recorded using the equity method of accounting. At December 31, 2002, the carrying value of the investment in common stock was $498,000 after recording losses of $2 million before tax and the common stock warrants are valued at an estimated fair value of $65,000, using the Black-Scholes option-pricing model. The difference between the carrying value of the investment and the underlying equity in the net assets or liabilities of HyperFeed was considered goodwill, which is no longer being amortized beginning January 1, 2002. For the year ended December 31, 2002, no goodwill was amortized given the provisions of SFAS No. 142.

     During the three years ended December 31, 2004, HyperFeed recorded various capital transactions that affected PICO’s voting ownership percentage. In 2003, through acquisition of additional shares, PICO increased its ownership to 51%. During 2002, the voting percentage declined slightly due to HyperFeed issuing new shares upon option exercises, then ownership increased by approximately 2% upon PICO’s exercise of 94,903 common stock purchase warrants and accordingly, PICO increased its voting ownership to 44% at December 31, 2002.

5. REAL ESTATE AND WATER ASSETS:

     Through its subsidiary Nevada Land, the Company owns land and the related mineral rights and water rights. Through its subsidiary Vidler, the Company owns land and water rights and water storage assets consisting of various real properties in California, Arizona, Colorado and Nevada. The costs assigned to the various components at December 31, were as follows:

	2004	2003
Nevada Land:
Land and related mineral rights and water rights	$37,642,378	$42,193,587

Vidler:
Water and water rights	25,999,698	24,214,843
Land	35,482,710	35,457,247
California water storage (Semitropic)	2,036,240	1,759,739
Land improvements, net	9,539,430	8,644,864

	73,058,078	70,076,693

	$110,700,456	$112,270,280

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

6. NOTES AND OTHER RECEIVABLES:

     Notes and other receivables consisted of the following at December 31:

	2004	2003
Notes receivable	$12,741,852	$13,118,122
Trade receivable	1,121,298	510,490
Interest receivable	462,631	589,322
Other receivables	985,109	4,663,211

	15,310,890	18,881,145
Allowance for doubtful accounts	(358,917)	(2,450,604)

	$14,951,973	$16,430,541

     Notes receivable, primarily from the sale of real estate and water assets have a weighted average interest rate of 8% and a weighted average life to maturity of approximately 5 years at December 31, 2004.

     During 2004, other accounts receivable of $2.3 million due from Dominion Capital Pty. Ltd (“Dominion”), and the related offsetting allowance were taken off the books as the Company was unable to recover any outstanding amounts.

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

7. FEDERAL, FOREIGN AND STATE INCOME TAX:

     The Company and its U.S. subsidiaries (excluding HyperFeed) file a consolidated federal income tax return. Non-U.S. subsidiaries file tax returns in various foreign countries. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. HyperFeed has various deferred tax balances, primarily NOL’s, which are fully valued (and excluded from the table below). The valuation of such timing differences creates a $1.8 million and $1.5 million permanent item in PICO’s tax provision for 2004 and 2003, respectively, as noted in the rate reconciliation below.

     Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$8,876,386	$10,077,295
SAR expense	5,478,064	2,029,719
Capital loss carryforwards	152,278	1,304,859
Loss reserves	2,797,075	2,790,391
Basis difference on securities	1,158,813
Unrealized depreciation on securities	34,788	148,345
Impairment charges	2,968,817	3,095,168
Depreciation on fixed assets	974,079	670,285
Allowance for bad debts	963,894	963,894
Employee benefits	646,293	111,550
Cumulative loss on SFAS 133 derivatives	1,385,576	1,346,962
Other	1,444,529	1,779,474

Total deferred tax assets	26,880,592	24,317,942
Deferred tax liabilities:
Unrealized appreciation on securities	17,816,101	6,995,708
Revaluation of real estate and water assets	10,855,277	10,383,777
Foreign receivables	2,317,623	1,608,240
Installment land sales	1,781,292	1,931,688
Accretion of bond discount	83,097	81,855
Capitalized lease	279,313	279,313
Other	1,696,284	1,763,119

Total deferred tax liabilities	34,828,987	23,043,700
Net deferred tax asset (liability) before valuation allowance	(7,948,395)	1,274,242
Valuation allowance	(1,244,665)	(1,244,665)

Net deferred income tax asset (liability)	$(9,193,060)	$29,577

     Deferred tax assets and liabilities, the recorded valuation allowance, and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management’s conclusions as to the ultimate realization of deferred tax assets.

     The State of California has completed income tax audits on the Company’s consolidated tax returns for tax years ended December 31, 1997 and 1998. In addition, as a result of the California Assembly Bill 263, which passed the California Legislature in 2004, the Company will amend its 1997, 1998 and 2002 California income tax returns and pay income tax and interest of approximately $1 million by March 31, 2005. Among other things, this Bill established the dividend received deduction from inter-company dividends. The Company has fully provided for this liability at December 31, 2004 and 2003.

     Pre-tax income (loss) from continuing operations for the years ended December 31 was under the following jurisdictions:

	2004	2003	2002
Domestic	$(15,660,549)	$(12,548,084)	$6,639,696
Foreign	(1,236,387)	(1,230,382)	(3,933,720)

Total	$(16,896,936)	$(13,778,466)	$2,705,976

     Income tax expense (benefit) from continuing operations for each of the years ended December 31 consists of the following:

	2004	2003	2002
Current tax expense (benefit):
U.S. federal and state	$(908,367)	$(326,200)	$2,471,607
Foreign	71,952		(2,412,084)

Total current tax expense (benefit)	(836,415)	(326,200)	59,523

Deferred tax expense (benefit):
U.S. federal and state	$(1,957,765)	$(177,746)	$5,334,617
Foreign	(253,541)	(698,461)	(3,344,575)

Total deferred tax expense (benefit)	(2,211,306)	(876,207)	1,990,042

Total income tax expense (benefit)	$(3,047,721)	$(1,202,407)	$2,049,565

     The difference between income taxes provided at the Company’s federal statutory rate and effective tax rate is as follows:

	2004	2003	2002
Federal income tax provision (benefit) at statutory rate	$(5,744,958)	$(4,723,807)	$920,032
Change in valuation allowance		835,917	(2,980,872)
Write off of NOL’s previously valued and other items	(809,124)	493,420	2,264,119
Foreign rate differences	277,366	243,870	854,064
Valuation of losses in HyperFeed	1,832,458	1,515,739
Permanent differences	1,396,537	432,454	992,222

Total	$(3,047,721)	$(1,202,407)	$2,049,565

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

     The Company’s U.S. NOL’s (excluding HyperFeed) expire as follows:

Year	Amount

2009	$2,588,804
2010	619,708
2018	4,883,482
2019	1,885,412
2020	10,723,873
2021	1,013,710
2024	3,946,467

25,661,456
Valuation allowance	(3,660,779)

Total	$22,000,677

8. PROPERTY AND EQUIPMENT:

     The major classifications of the Company’s fixed assets are as follows at December 31:

	2004	2003
Office furniture, fixtures and equipment	$6,366,383	$6,760,616
Building and leasehold improvements	1,352,303	1,870,473

	7,718,686	8,631,089
Accumulated depreciation	(5,281,765)	(5,513,568)

Property and equipment, net	$2,436,921	$3,117,521

     Depreciation expense was $1.2 million, $1.1 million and $456,000 in 2004, 2003, and 2002, respectively.

9. SHAREHOLDERS’ EQUITY:

Stock Appreciation Rights Plan

     PICO Holdings 2003 Stock Appreciation Rights Plan. On July 2, 2003, all 1,687,242 outstanding stock options were voluntarily surrendered by employees and directors. On July 17, 2003, the Company’s shareholders voted to adopt the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program (the “SAR program”) to replace the Company’s stock option plans and call option agreements. Upon adoption of the SAR program, all 355,539 outstanding options under call option agreements were also surrendered by the holders. The maximum number of SARs issuable under the SAR program may not exceed 2,042,781. 1,962,781 were issued to the prior option holders upon adoption of the SAR program at an exercise price equal to that of the surrendered options. In future periods, in the case of “in the money” SARs (i.e., the market price of PICO stock is higher than the exercise price of the SAR), a charge or benefit is recorded in the Company’s consolidated financial statements. The charge or benefit will recognize the change during the period in the difference between the exercise price of “in the money” SARs and the market value of PICO stock at the end of the period. SARs are not considered common stock equivalents for earnings per share computations because they are not converted into common shares of the Company when exercised.

     A summary of the status of the Company’s stock options is presented below for the years ended December 31:

	2003		2002
		Weighted		Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices
Outstanding at beginning of year	1,687,242	$14.57	1,780,720	$14.60
Granted
Exercised			(17,700)	13.45
Canceled / expired / exchanged	(1,687,242)	14.57	(75,778)	15.62

Outstanding at end of year			1,687,242	14.57

Exercisable at end of year			1,668,909	14.57

10. REINSURANCE:

     In the normal course of business, the Company’s insurance subsidiaries have entered into various reinsurance contracts with unrelated reinsurers. The Company’s insurance subsidiaries participate in such agreements for the purpose of limiting their loss exposure and diversifying risk. Reinsurance contracts do not relieve the Company’s insurance subsidiaries from their obligations to policyholders. All reinsurance assets and liabilities are shown on a gross basis in the accompanying consolidated financial statements. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Such amounts are included in “reinsurance receivables” in the consolidated balance sheets at December 31 as follows:

	2004	2003
Estimated reinsurance recoverable on:
Unpaid losses and loss adjustment expense	$17,302,699	$17,490,157
Reinsurance recoverable (payable) on paid losses and loss expenses	(145,370)	223,855

Reinsurance receivables	$17,157,329	$17,714,012

     Unsecured reinsurance risk is concentrated in the companies shown in the table below. The Company remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

CONCENTRATION OF REINSURANCE AT DECEMBER 31, 2004

	Reported	Unreported	Reinsurer
	Claims	Claims	Balances
Odyssey America Reinsurance Corporation	$312,612	$350,000	$662,612
Medical Assurance	2,038,951	492,745	2,531,696
General Reinsurance	7,136,581	5,730,513	12,867,094
National Reinsurance Corporation	152,343	152,356	304,699
North Star Reinsurance Corp.	375,296	93,003	468,299
Swiss American Reinsurance Corporation	375,296	93,003	468,299

	$10,391,079	$6,911,620	$17,302,699

     The Company entered into a reinsurance treaty in 1995 with Mutual Assurance Inc. (“Mutual”) in connection with the sale of Physicians’ MPL business to Mutual. This treaty is a 100% quota share treaty covering all claims arising from policies issued or renewed with an effective date after July 15, 1995. At the same time, Physicians terminated two treaties entered into in 1994 and renewed in 1995. The first of these was a claims-made agreement under which Physicians’ retention was $200,000, for both occurrence and claims-made insurance policies. Claims are covered up to $1 million. The second treaty reinsured claims above $1 million up to policy limits of $5 million on a true occurrence and claims-made basis, depending on the underlying insurance policy.

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

     The following is a summary of the net effect of reinsurance activity on the consolidated financial statements for each of the years ended December 31:

	2004	2003	2002
Direct premiums written			$21
Reinsurance premiums assumed			427
Reinsurance premiums ceded			(42,217)

Net premiums written	$—	$—	$(41,769)

Direct premiums earned			27
Reinsurance premiums assumed			394
Reinsurance premiums ceded			(42,217)

Net premiums earned	$—	$—	$(41,796)

Losses and loss adjustment expenses incurred (recovered):
Direct	1,159,439	4,941,702	859,948
Assumed	192,102	137,376	(49,314)
Ceded	(908,257)	(412,054)	(3,156,948)

Net losses and loss adjustment expense (recovery)	443,284	4,667,024	(2,346,314)

11. RESERVES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES:

     Reserves for unpaid losses and loss adjustment expenses on MPL, property and casualty and workers’ compensation business represent management’s estimate of ultimate losses and loss adjustment expenses and fall within an actuarially determined range of reasonably expected ultimate unpaid losses and loss adjustment expenses.

     Reserves for unpaid losses and loss adjustment expenses are estimated based on both company-specific and industry experience, and assumptions and projections as to claims frequency, severity, and inflationary trends and settlement payments. Such estimates may vary significantly from the eventual outcome. In management’s judgment, information currently available has been appropriately considered in estimating the loss reserves and reinsurance recoverable of the insurance subsidiaries.

     Management prepares its statutory financial statements of Physicians in accordance with accounting practices prescribed or permitted by the Ohio Department of Insurance (“Ohio Department”). Conversely, Management prepares its statutory financial statements for Citation in accordance with accounting practices prescribed or permitted by the California Department of Insurance. Prescribed statutory accounting practices include guidelines contained in various publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The prescribed accounting practices of the Ohio Department of Insurance do not allow for discounting of claim liabilities. Activity in the reserve for unpaid claims and claim adjustment expenses was as follows for each of the years ended December 31:

	2004	2003	2002
Balance at January 1	$60,863,884	$52,703,113	$61,537,910
Less reinsurance recoverable	(17,490,157)	(7,780,432)	(7,474,854)

Net balance at January 1	43,373,727	44,922,681	54,063,056

Incurred loss and loss adjustment expenses for current accident year claims			117
Incurred loss and loss adjustment expenses (recoveries) for prior accident year claims	443,284	4,667,024	(1,907,552)
Retroactive reinsurance			(438,879)

Total incurred (recovered)	443,284	4,667,024	(2,346,314)

Effect of retroactive reinsurance			438,879

Payments for claims occurring during:
Current accident year			(50)
Prior accident years	(5,125,335)	(6,215,978)	(7,232,890)

Total paid	(5,125,335)	(6,215,978)	(7,232,940)

Net balance at December 31	38,691,676	43,373,727	44,922,681
Plus reinsurance recoverable	17,302,699	17,490,157	7,780,432

Balance at December 31	$55,994,375	$60,863,884	$52,703,113

     In 2004, Physicians reported positive development of $489,000 in its medical professional line of business. Citation’s property and casualty line of business also reported positive development in 2004 of $254,000 but reported $1.2 million in adverse development in its workers’ compensation line of business. In 1997, Citation ceded its workers’ compensation business to Fremont Indemnity Company (“Fremont”). However, in July 2003, Fremont was placed in liquidation and as a result Citation recorded a provision of $7.5 million of reinsurance recoverable from Fremont, which is included in incurred loss and loss adjustment expenses for the year ended December 31, 2003. In addition, during 2003, Citation also recorded adverse development in its property and casualty business of $3.9 million. The $11.4 million in negative development in Citation is offset by $6.7 million of positive development within Physicians’ medical professional liability loss reserves, reduced after actuarial analysis concluded that Physicians’ reserves against claims were significantly greater than the actuary’s projections of future claims payments.

12. EMPLOYEE BENEFIT PLAN:

     PICO maintains a 401(k) defined contribution plan covering substantially all employees of the Company. Matching contributions are based on a percentage of employee compensation. In addition, the Company may make a discretionary contribution at the end of the Plan’s fiscal year within limits established by the Employee Retirement Income Securities Act. Total contribution expense for the years ended December 31, 2004, 2003 and 2002 was $397,000, $427,000 and $837,000, respectively.

13. REGULATORY MATTERS:

     The regulations of the Departments of Insurance in the states where the Company’s insurance subsidiaries are domiciled generally restrict the ability of insurance companies to pay dividends or make other distributions. Based upon statutory financial statements filed with the insurance departments as of December 31, 2004, $9.6 million was available for distribution by the Company’s wholly-owned insurance subsidiaries to the parent company without the prior approval of the Department of Insurance in the states in which the Company’s insurance subsidiaries are domiciled.

14. COMMITMENTS AND CONTINGENCIES:

     The Company leases some of its offices under non-cancelable operating leases that expire at various dates through October 2009. Rent expense for the years ended December 31, 2004, 2003 and 2002 for office space was $959,000, $323,000 and $1 million, respectively.

     Vidler is party to a lease to acquire 30,000 acre-feet of underground water storage privileges and associated rights to recharge and recover water located near the California Aqueduct, northwest of Bakersfield. The agreement requires a minimum payment of $378,000 per year adjusted annually by the engineering price index until 2007. PICO signed a Limited Guarantee agreement with Semitropic Water Storage District (“Semitropic”) that requires PICO to guarantee Vidler’s annual obligation up to $519,000, adjusted annually by the engineering price index.

     Future minimum payments under all leases for the years ending December 31, are as follows:

Year
2005	$1,265,510
2006	1,045,543
2007	958,211
2008	481,353
2009	477,086
Thereafter	2,928,900

Total	$7,156,603

     In 1997, pursuant to a Quota Share Reinsurance Agreement, Citation Insurance Company (“Citation”) ceded its workers’ compensation insurance business to Fremont Indemnity Company (“Fremont”). Fremont maintained a security deposit for the benefit of claimants under workers’ compensation insurance policies issued, or assumed, by Fremont. A portion of that deposit was specifically allocated for the benefit of Citation. Consequently, Citation reduced its own workers’ compensation insurance reserves by the amount of the deposit. On June 4, 2003, the Superior Court of the State of California for the County of Los Angeles entered an Order of Conservation over Fremont and appointed the California Department of Insurance Commissioner as the conservator. Pursuant to such order, the Commissioner was granted authority to take possession of all of Fremont’s assets, including the Citation deposit. On July 2, 2003, the Liquidation Court entered an Order appointing the Commissioner as liquidator of Fremont.

     Under Citation’s interpretation of the applicable law, Citation’s allocated deposit assets are required to be (i) held by the Commissioner in trust, “separate and apart” from Fremont’s general account and other assets of its estate, and (ii) applied solely towards the payment of the assumed claims and allocated claims expenses arising from the workers’ compensation insurance policies that Citation ceded/transferred to Fremont and its predecessor-in-interest. Citation requested that the Commissioner, in his capacity as the liquidator, (i) maintain Citation’s allocated deposit assets separate and apart from other assets of the estate and (ii) apply the same solely to the payment of the direct and assumed claims and allocated claims expenses arising from the workers’ compensation insurance liabilities that Citation ceded/transferred to Fremont. Alternatively, Citation requested that the Commissioner pay Citation’s ceded liabilities from the totality of Fremont’s Special Schedule P Deposit on a pari passu basis with Fremont’s direct and assumed workers’ compensation claims and allocated claims expenses.

     The Commissioner has refused to comply with Citation’s request; instead, the Commissioner indicated that he intended to transfer the Citation deposit to the California Insurance Guarantee Association (“CIGA”).

     As Fremont had been placed in liquidation and therefore was no longer an admitted reinsurer, Citation was no longer entitled to take a reinsurance credit for the Citation deposit under the statutory basis of accounting. Consequently, during 2003 Citation reversed $7.5 million reinsurance recoverable from Fremont in its financial statements prepared on the statutory basis of accounting. In addition, Citation made a corresponding provision for the reinsurance recoverable from Fremont for GAAP purposes. Accordingly, Citation has, for both its statutory and GAAP financial statements, provided for the reinsurance recoverable from Fremont on its workers’ compensation policy liabilities.

     In June 2004, Citation filed litigation in the Superior Court of California to recover its workers’ compensation trust deposits held by Fremont prior to the liquidation in the amount of $7.1 million. On September 28, 2004, the court ruled against Citation. Therefore, Citation will not receive any distributions from Fremont or CIGA and will not receive any credit for the deposit. In consideration of the potential cost and the apparent limited prospect of obtaining relief, the Company has decided not to appeal.

     In 2000, PICO loaned a total of $2.2 million to Dominion Capital Pty. Ltd. (“Dominion Capital”), a private Australian company. In 2001, $1.2 million of the loans became overdue. Negotiations between PICO and Dominion Capital to reach a settlement agreement on both the overdue loan of $1.2 million and the other loan of $1 million proved unsuccessful. Accordingly, PICO commenced a legal action through the Australian courts against Dominion Capital to recover the total amount due to PICO Holdings. Due to the inherent uncertainty involved in pursuing legal action, and our ability to realize the assets collateralizing the loans, PICO recorded an allowance in 2001 for the total outstanding balance of $2.3 million for the loans and interest. A trial was held in July 2003 in the Australian courts concerning both loans. The Company received the Court’s decision in August 2004 and was unsuccessful in its actions. The Company filed an appeal with the Australian courts. After filing the appeal, PICO and the individual who was the majority shareholder of Dominion Capital entered into a deed of settlement and release agreement. Under this agreement, both parties have agreed to discharge each other from any further claims and obligations, including PICO discontinuing its appeal that was filed in the Australian Court of Appeal.

     The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

15. RELATED-PARTY TRANSACTIONS:

     The employment agreements entered into with Ronald Langley and John R. Hart in 1997 and renewed for 4 years on January 1, 2002 provide for annual base salaries of $800,000 subject to annual adjustment in January of each year in the same percentage applicable to PICO’s other staff members in an amount deemed adequate to provide for inflation, cost of living, and merit increases based on the CPI and major compensation studies. Each is also entitled to an incentive award based on the growth of the Company’s book value per share in excess of a threshold that is calculated as 80% of the previous five year average total return for the S&P 500. The growth in book value per share exceeded the threshold each year in the three years ended December 31, 2004 and an award was accrued in the accompanying consolidated financial statements of $1.2 million, $935,000 and $1.5 million, respectively. In addition, four other executive officers of the Company were awarded incentive compensation for the three years ended December 31, 2004 totaling $426,000, $321,000 and $497,000, respectively, and have been accrued in the accompanying consolidated financial statements.

     In March 2000, an investment partnership registered as PICO Equity Investors, L.P. acquired 3,333,333 shares of PICO stock for approximately $50 million. PICO Equity Investors, an entity managed by PICO Equity Investors Management, LLC, which is owned by three of PICO’s current Directors, including the chairman of the board, and its president and chief executive officer, will exercise all voting and investment decisions with respect to these shares for up to 10 years. There is no monetary compensation for the management of either partnership. PICO used the $49.8 million net proceeds to develop existing water and water storage assets, acquire additional water assets, acquire investments, and for general working capital needs.

     On March 6, 1996, Charles E. Bancroft, the President and Chief Executive Officer of Sequoia entered into an incentive agreement with Sequoia after its acquisition by Physicians. Under the terms of this incentive agreement, Mr. Bancroft was to receive a payment equal to ten percent of the increase in Sequoia’s value upon his retirement, removal from office for reasons other than cause, or the sale of Sequoia to a third party. The Company recorded compensation expense related to this arrangement of $105,000, $283,000, and $250,000 during the years ended December 31, 2003, 2002 and 2001, respectively. The total accrued balance of $1.3 million was paid upon completion of the sale of Sequoia, which closed on March 31, 2003.

     The Company entered into agreements with its president and chief executive officer, and certain other officers and Directors, to defer compensation into Rabbi Trust accounts held in the name of the Company. The total value of the Rabbi Trusts of $2.7 million, of which $858,000 represents PICO stock with the balance in various stocks and bonds, is included in the Company’s consolidated balance sheets. Within these accounts, John Hart owns 19,940 PICO shares, Dr. Richard Ruppert owns 2,505 PICO shares, John Weil owns 8,067 PICO shares, Robert Broadbent owns 8,166 PICO shares, and Carlos Campbell owns 2,639 PICO shares. The trustee for the accounts is Huntington National Bank. The accounts are subject to the claims of outside creditors, and any PICO stock held in the accounts is reported as treasury stock in the consolidated financial statements.

     On November 2, 2004, the Company entered into a Secured Convertible Promissory Note Agreement (“Note”) with the Company’s 51%-owned subsidiary, HyperFeed. Under the terms of the Note, HyperFeed may borrow up to $1.5 million from the Company, at a rate of interest of 8%. Any amounts borrowed under this Note, together with accrued interest, are to be repaid by November 1, 2005. The Company can elect to convert all or any part of the principal and interest outstanding into common stock of HyperFeed. The conversion price per share is the lower of either the price per share on the date of the Company’s election to exercise its conversion right or the price per share as of the date of execution of the Note ($3.00). The maximum number of shares that may be issued under these conversion rights is 611,000. In February 2005, HyperFeed borrowed $575,000 under the Note.

16. STATUTORY INFORMATION:

     The Company and its insurance subsidiaries are subject to regulation by the insurance departments of the states of domicile and other states in which the companies are licensed to operate and file financial statements using statutory accounting practices prescribed or permitted by the respective Departments of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Statutory practices vary in certain respects from generally accepted accounting principles. The principal variances are as follows:

(1)	Certain assets are designated as “non-admitted assets” and charged to policyholders’ surplus for statutory accounting purposes (principally certain agents’ balances and office furniture and equipment).

(2)	Deferred policy acquisition costs are expensed for statutory accounting purposes.

(3)	Equity in net income of subsidiaries and affiliates is credited directly to shareholders’ equity for statutory accounting purposes.

(4)	Fixed maturity securities are carried at amortized cost.

(5)	Loss and loss adjustment expense reserves and unearned premiums are reported net of the impact of reinsurance for statutory accounting purposes.

     The Company and its wholly-owned insurance subsidiaries’ policyholders’ surplus and net income (loss) as of and for the years ended December 31, 2004, 2003 and 2002 on the statutory accounting basis are as follows:

	2004	2003	2002
	(Unaudited)
Physicians Insurance Company of Ohio:
Policyholders’ surplus	$43,255,603	$45,778,599	$42,266,183
Statutory net income (loss)	$9,628,569	$7,659,200	$(4,856,572)
Citation Insurance Company:
Policyholders’ surplus	$19,293,135	$14,303,039	$17,665,606
Statutory net income (loss)	$562,129	$(7,589,951)	$1,641,070
Sequoia Insurance Company: (1)
Statutory net loss			$(1,499,260)
Policyholders’ surplus			$32,301,520

(1)	Sequoia Insurance Company, sold in March 2003, is classified as discontinued operations.

17. SEGMENT REPORTING:

     PICO Holdings, Inc. is a diversified holding company. The Company acquires businesses which management believes are undervalued at the time, and have the potential to provide a superior rate of return over time, after considering the risk involved. The Company’s over-riding objective is to generate superior long-term growth in shareholders’ equity, as measured by book value per share. The Company accounts for segments as described in the significant accounting policies in Note 1.

     Currently the major businesses are owning and developing water rights and water storage operations through Vidler Water Company, Inc.; owning and developing land and the related mineral rights and water rights through Nevada Land & Resource Company, LLC; “running off” the property and casualty and workers’ compensation loss reserves of Citation Insurance Company and the medical professional liability loss reserves of Physicians Insurance Company of Ohio; and the acquisition and financing of businesses.

     Segment performance is measured by revenues and segment profit before tax. In addition, assets identifiable with segments are disclosed as well as capital expenditures, and depreciation and amortization. The Company has operations and investments both in the U.S. and abroad. Information by geographic region is also similarly disclosed.

Water Rights and Water Storage

     Vidler is engaged in the following water rights and water storage activities:

•	acquiring water rights, redirecting the water to its highest and best use, and then generating cash flow from either leasing the water or selling the right;

•	development of storage and distribution infrastructure; and

•	purchase and storage of water for resale in dry years.

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

Insurance Operations in Run Off

     This segment is comprised of Physicians Insurance Company of Ohio and Citation Insurance Company.

     Until 1995, Physicians and its subsidiaries wrote medical professional liability insurance, primarily in the state of Ohio. Physicians has stopped writing new business and is in “run off.” This means that it is handling claims arising from historical business, and selling investments when funds are needed to pay claims.

     In the past, Citation wrote commercial property and casualty insurance in California and Arizona and workers’ compensation insurance in California. Citation ceded all its workers’ compensation business in 1997, and ceased writing property and casualty business in December 2000 and is in run off.

     In this segment, revenues come from premiums earned on policies written and investment income on the assets held by the insurance companies. As expected during the run-off process, the bulk of this segment’s revenues come from investment income. Investments directly related to the insurance operations are included within those segments. The assets of Sequoia, reported as discontinued operations for all periods presented, are included within the Insurance Run Off segment in those years as the equity of the discontinued operations was owned by Physicians. Sequoia was sold on March 31, 2003.

HyperFeed Technologies, Inc.

     HyperFeed is a developer and provider of software, ticker plant technologies and managed services to the financial markets industry. PICO owns approximately 51% of the outstanding voting stock of HyperFeed.

Business Acquisitions and Financing

     This segment contains businesses, interests in businesses, and other parent company assets.

     PICO seeks to acquire businesses which are undervalued based on fundamental analysis—that is, the assessment of what the company is worth, based on the private market value of its assets, and/or earnings and cash flow. The Company has acquired businesses and interests in businesses through the purchase of private companies and shares in public companies, both directly through participation in financings and from open market purchases. The business must have special qualities, such as unique assets, a potential catalyst for change, or it is in an industry with attractive characteristics. When buying a company, the Company has a long-term horizon, typically 5 years or more; however, the Company is prepared to sell if the price received exceeds the return the Company expects to earn if held.

     Segment information by major operating segment follows:

	Land and Related	Water Rights	Insurance	Business
	Mineral Rights	and Water	Operations in	Acquisitions &
	and Water Rights	Storage	Run Off	Finance	HyperFeed	Consolidated

2004:
Revenues	$11,559,905	$1,963,943	$5,747,244	$2,851,629	$6,004,115	$28,126,836
Income (loss) before income taxes	5,290,153	(5,701,110)	4,059,818	(15,156,217)	(5,389,580)	(16,896,936)
Identifiable assets	47,391,982	83,533,742	131,824,847	87,905,906	3,974,546	354,631,023
Depreciation and amortization	90,757	1,183,829	15,526	108,978	711,163	2,110,253
Capital expenditures	25,536	2,976,546	23,267	122,753	1,746,429	4,894,531

2003:
Revenues	$5,889,560	$16,815,624	$3,244,748	$5,548,563	$1,380,099	$32,878,594
Income (loss) before income taxes	2,004,626	(543,146)	(2,902,354)	(8,111,741)	(4,225,851)	(13,778,466)
Identifiable assets	46,267,828	88,134,979	118,351,511	68,278,691	9,864,258	330,897,267
Depreciation and amortization	82,344	1,020,341	22,551	63,511	591,772	1,780,519
Capital expenditures	44,496	2,447,180	3,577	77,186	232,961	2,805,400

2002:
Revenues	$4,414,084	$13,777,016	$2,625,420	$8,457,719		$29,274,239
Income (loss) before income taxes	483,513	(897,344)	4,299,987	(1,180,180)		2,705,976
Identifiable assets	60,406,824	82,428,762	219,325,970	34,006,655		396,168,211
Depreciation and amortization	83,605	953,186	27,267	51,658		1,115,716
Capital expenditures	188,197	593,863	11,040	42,438		835,538

     Segment information by geographic region follows:

	United
	States	Europe	Consolidated

2004
Revenues	$27,616,915	$509,921	$28,126,836
Loss before income taxes	(15,623,800)	(1,273,136)	(16,896,936)
Identifiable assets	285,687,909	68,943,114	354,631,023
Depreciation and amortization	2,110,253		2,110,253
Capital expenditures	4,894,531		4,894,531

2003
Revenues	$32,722,396	$156,198	$32,878,594
Loss before income taxes	(12,548,084)	(1,230,382)	(13,778,466)
Identifiable assets	285,378,620	45,518,647	330,897,267
Depreciation and amortization	1,780,519		1,780,519
Capital expenditures	2,805,400		2,805,400

2002
Revenues (charges)	$31,943,501	$(2,669,262)	$29,274,239
Income (loss) before income taxes	6,611,242	(3,905,266)	2,705,976
Identifiable assets	360,469,577	35,698,634	396,168,211
Depreciation and amortization	1,115,716		1,115,716
Capital expenditures	835,538		835,538

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that fair value:

–	CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RECEIVABLES, PAYABLES AND ACCRUED LIABILITIES: Carrying amounts for these items approximate fair value because of the short maturity of these instruments.

–	INVESTMENTS: Fair values are estimated based on quoted market prices, or dealer quotes for the actual or comparable securities. Fair value of warrants to purchase common stock of publicly traded companies is estimated based on values determined by the use of accepted valuation models. Fair value for equity securities that do not have a readily determinable fair value is estimated based on the value of the underlying common stock. The Company regularly evaluates the carrying value of securities to determine whether there has been any diminution in value that is other-than-temporary and adjusts the value accordingly.

–	INVESTMENT IN AFFILIATE: Investments in which the Company owns between 20% and 50%, and/or has the ability to significantly influence the operations and policies of the investee, are carried on the equity method. The balance of the investment is regularly evaluated for impairment by comparing the carrying value to quoted market prices.

–	BANK AND OTHER BORROWINGS: Carrying amounts for these items approximate fair value because current interest rates and, therefore, discounted future cash flows for the terms and amounts of loans disclosed in Note 19, are not significantly different from the original terms.

	December 31, 2004		December 31, 2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturities	$39,479,216	$39,479,216	$52,615,376	$52,615,376
Equity securities	142,978,213	142,978,213	96,306,035	96,306,035
Cash and cash equivalents	17,407,138	17,407,138	24,348,693	24,348,693
Financial liabilities:
Bank and other borrowings	18,020,559	18,020,559	15,376,640	15,376,640

19. BANK AND OTHER BORROWINGS:

     At December 31, 2004 and 2003, bank and other borrowings consisted of loans and promissory notes incurred to finance the purchase of land and equity securities. The weighted average interest rate on these borrowings was approximately 4.1% and 5.1% at December 31, 2004, and 2003, respectively, with principal and interest due throughout the term.

	2004	2003
2.74% (3.27% in 2003) Swiss loans	$13,602,457	$10,079,021
5.25% Notes due on demand	465,000
7% - 8% Notes due:
2005 - 2008	73,293	263,664
8.5% Notes due:
2005 and 2004	240,511	1,042,571
2006 - 2009	2,660,293	2,821,265
2010 - 2019	652,671	750,217
9% -10% Notes due:
2005	73,793
2006 - 2008	252,541	419,902

	$18,020,559	$15,376,640

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

     The Company’s future minimum principal repayments for the years ending December 31 are as follows:

2005	$814,668
2006	13,981,835
2007	370,940
2008	825,967
2009	1,374,479
Thereafter	652,670

Total	$18,020,559

20. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

Effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 discontinued amortization of goodwill and established a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 is reflected in Company’s consolidated financial statements as a cumulative effect of change in accounting principle. The cumulative adjustment of $2 million is comprised of a gain from recognizing negative goodwill of $2.8 million offset by write-offs of goodwill of $800,000.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, which included the effects of the restatement of our disclosure related to stock-based compensation as described in Note 1 to the Consolidated Financial Statements, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

     Management is responsible for the preparation of the company’s consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly present the form and substance of transactions and that the financial statements reasonably present the company’s financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the company’s financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

     Deloitte & Touche LLP, an independent registered public accounting firm, audits the company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an objective, independent review of the fairness of reported operating results and financial position.

     The board of directors of the company has an Audit Committee composed of three independent directors. The committee meets periodically with financial management and Deloitte & Touche LLP to review accounting, control, auditing and financial reporting matters.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of company management, including the principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the company’s evaluation under the framework in Internal Control-Integrated Framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, as stated in its report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PICO Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that PICO Holdings, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 11, 2005 (May 26, 2005 as to the restatement described in Note 1) expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Diego, California
May 26, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CODE OF ETHICS OF REGISTRANT

     The information required by this item regarding directors will be set forth in the section headed “Election of Directors” in our definitive proxy statement with respect to our 2005 annual meeting of shareholders, to be filed on or before April 30, 2005 and is incorporated herein by reference. The information required by this item regarding the Company’s code of ethics will be set forth in the section headed “Code Of Ethics” in our definitive 2005 proxy statement and is incorporated herein by reference. Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be set forth in the section headed “Executive Compensation” in our 2005 definitive proxy statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our 2005 definitive proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be set forth in the section headed “Certain Relationships and Related Transactions” and “Compensation Committee, Interlocks and Insider Participation” in our definitive 2005 proxy statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item will be set forth in the section headed “Fees Paid to Deloitte & Touche LLP” in our definitive 2005 proxy statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms	67-68
Consolidated Balance Sheets as of December 31, 2004 and 2003	69-70
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	71
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	72-74
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	75
Notes to Consolidated Financial Statements	76-102

2. Financial Statement Schedules.

Report of Independent Registered Public Accounting Firm	107
Schedule I — Condensed Financial Information of Registrant	108-109
Schedule II — Valuation and Qualifying Accounts	110
Schedule V – Supplementary Insurance Information	111-113

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PICO Holdings, Inc.

We have audited the consolidated financial statements of PICO Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 11, 2005, May 26, 2005, as to the restatement described in Note 1 (which report on the consolidated financial statements includes explanatory paragraphs relating to the restatement of pro forma disclosure of stock-based compensation and the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets in 2002); such reports are included elsewhere in this Form 10-K/A. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

San Diego, California

March 11, 2005 (May 26, 2005, as to the restatement described in Note 1)

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
ASSETS

Cash and cash equivalents	$9,291,851	$6,646,086
Investments in subsidiaries (eliminated in consolidation)	205,073,285	159,428,214
Equity securities and other investments	11,967,876	33,111,733
Deferred income taxes	7,188,824	7,852,006
Other assets (Intercompany receivable of $32.3 million in 2004, and $26.7 million in 2003 eliminated in consolidation)	33,434,215	39,409,614

Total assets	$266,956,051	$246,447,653

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued expense and other liabilities	$27,026,753	$17,287,251

Common stock, $.001 par value, authorized 100,000,000 shares: issued 16,801,923 at December 31, 2004 and at December 31, 2003	16,802	16,802
Additional paid-in capital	236,089,222	236,082,703
Accumulated other comprehensive income	36,725,700	15,283,404
Retained earnings	45,524,219	56,082,903

	318,355,943	307,465,812
Less treasury stock, at cost (2004: 4,435,444 shares and 2003: 4,428,389 shares)	(78,426,645)	(78,305,410)

Total shareholders’ equity	239,929,298	229,160,402

Total liabilities and shareholders’ equity	$266,956,051	$246,447,653

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company’s 2004 Form 10-K/A

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2004	2003	2002
Investment income, net (Intercompany interest of $3.1 million in 2004, $3.2 million in 2003, and $3 million in 2002 eliminated in consolidation)	$5,484,542	$6,417,240	$13,913,246
Equity in loss of subsidiaries	(2,135,617)	(8,528,754)	(1,422,091)

Total revenues (charges)	3,348,925	(2,111,514)	12,491,155
Expenses (Intercompany interest of $1.1 million in 2004, $1.7 million in 2003, and $1.7 million in 2002 eliminated in consolidation)	18,639,014	15,017,239	9,862,307

Income (loss) from continuing operations before income taxes	(15,290,089)	(17,128,753)	2,628,848
Provision (benefit) for income taxes	(4,653,685)	(3,392,527)	1,518,253

Income (loss) before cumulative effect	(10,636,404)	(13,736,226)	1,110,595
Income from discontinued operations, net	77,720	10,498,414	2,833,806
Cumulative effect of accounting change, net			1,984,744

Net income (loss)	$(10,558,684)	$(3,237,812)	$5,929,145

CONDENSED STATEMENTS OF CASH FLOWS

	2004	2003	2002
Cash flow from operating activities:
Net income (loss)	$(10,558,684)	$(3,237,812)	$5,929,145
Adjustments to reconcile net income (loss) to net cash used or provided by operating activities:
Equity in loss of subsidiaries	2,135,617	8,528,754	1,422,091
Income from discontinued operations, net	(77,720)	(10,498,414)	(2,833,806)
Cumulative effect of accounting change, net			(1,984,744)
Changes in assets and liabilities:
Accrued expenses and other liabilities	9,739,501	8,685,843	8,367,856
Other assets	6,638,581	(3,094,770)	(1,831,625)

Net cash provided by operating activities	7,877,295	383,601	9,068,917

Cash flow from investing activities:
Proceeds from sale of investments	10,988,612	8,539,180	21,100,950
Proceeds from maturities of investments		18,673,000
Purchase of investments	(16,105,426)	(34,296,877)	(18,443,560)

Net cash provided by (used in) investing activities	(5,116,814)	(7,084,697)	2,657,390

Cash flow from financing activities:
Cash received from exercise of stock options			238,066
Other	6,519
Purchase of treasury shares for deferred compensation plans	(121,235)	(83,218)	(93,557)

Net cash provided by (used in) financing activities	(114,716)	(83,218)	144,509

Increase (decrease) in cash and cash equivalents	2,645,765	(6,784,314)	11,870,816
Cash and cash equivalents, beginning of year	6,646,086	13,430,400	1,559,584

Cash and cash equivalents, end of year	$9,291,851	$6,646,086	$13,430,400

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Form 10-K/A

SCHEDULE II

PICO HOLDINGS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions (1)
	Balance at	Charged to		Balance
	Beginning	Costs and		End
Description	of Period	Expenses	Deductions	of Period
Year-end December 31, 2004:
Allowance for doubtful accounts	$2,450,604	308,917	$(2,400,604)	$358,917
Deferred tax valuation allowance	$1,244,665			1,244,665

Year-end December 31, 2003:
Allowance for doubtful accounts	$2,500,604	420,000	$(470,000)	$2,450,604
Deferred tax valuation allowance	$408,748	835,917		1,244,665

Year-end December 31, 2002:
Allowance for doubtful accounts	$2,500,604			$2,500,604
Deferred tax valuation allowance	$3,389,620		$(2,980,872)	408,748

(1)	Includes $150,000 in 2003 from the consolidation of HyperFeed.

SCHEDULE V

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)
December 31, 2004

	Losses,
	Claims		Losses
	and Loss	Net	and	Other
	Expense	Investment	Loss	Operating
	Reserves	Income	Expenses	Expenses
Medical professional liability	$19,593	$3,656	$(489)	$728

Property and casualty and workers’ compensation	36,401	2,092	932	516

Total medical professional liability and property and casualty and workers’ compensation	55,994	5,748	443	1,244

Other operations		51		43,337

Total continuing	$55,994	$5,799	$443	$44,581

SCHEDULE V

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)
December 31, 2003

	Losses,		Losses
	Claims	Net	and	Other
	and Loss	Investment	Loss	Operating
	Expenses	Income	Expenses	Expenses
Medical professional liability	$23,626	$1,353	$(6,753)	$876

Property and casualty and workers’ compensation	37,238	1,327	11,420	604

Total medical professional liability and property and casualty and workers’ compensation	60,864	2,680	4,667	1,480

Other operations		2,690		39,945

Total continuing	$60,864	$5,370	$4,667	$41,425

SCHEDULE V

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)
December 31, 2002

	Losses,
	Claims			Losses
	and Loss		Net	and	Other	Net
	Expense	Premium	Investment	Loss	Operating	Premiums
	Reserves	Revenue	Income	Recoveries	Expenses	Written
Medical professional liability	$36,398	$382	$679	$(1,458)	$395	$382

Property and casualty and workers’ compensation	16,305	(424)	1,589	(888)	276	(424)

Total medical professional liability and property and casualty workers’ compensation	52,703	(42)	2,268	(2,346)	671	(42)

Other operations			3,117		26,035

Total continuing	$52,703	$(42)	$5,385	$(2,346)	$26,706	$(42)

Exhibits

Exhibit
Number	Description
+ 3.1	Amended and Restated Articles of Incorporation of PICO.
++ 3.2	Amended and Restated By-laws of PICO.
+++ 10.1	PICO Holdings, Inc. 2003 Stock Appreciation Rights Program.
++++ 10.2	Employment Agreement of Ronald Langley.
++++ 10.3	Employment Agreement of John R. Hart.
++++ 10.4	Bonus Plan of Dorothy A. Timian-Palmer.
++++ 10.5	Bonus Plan of Stephen D. Hartman.
21.	Subsidiaries of PICO. See “Notes To Consolidated Financial Statements, 1. Nature of Operations and Significant Accounting Policies.”
23.1	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.
23.2	Consent of Independent Registered Accounting Firm – KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

+	Incorporated by reference to exhibit of same number filed with Form 8-K dated December 4, 1996.

++	Filed as Appendix to the prospectus in Part I of Registration Statement on Form S-4 (File No. 333-06671).

+++	Incorporated by reference to Proxy Statement for Annual Meeting of Shareholders to be Held on July 17, 2003, dated May 27, 2003, and filed with the SEC on April 30, 2003.

++++	Incorporated by reference to exhibit of same number filed with Form 8-K dated February 24, 2005.

(b) Reports on Form 8-K.

     None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 27, 2005

PICO Holdings, Inc.

By:	/s/John R. Hart

John R. Hart
Chief Executive Officer
President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on May 27, 2005 by the following persons in the capacities indicated.

/s/ Ronald Langley
Chairman of the Board
Ronald Langley

/s/ John R. Hart	Chief Executive Officer, President and Director
(Principal Executive Officer)
John R. Hart

/s/ Maxim C. W. Webb	Chief Financial Officer and Treasurer
(Chief Accounting Officer)
Maxim C. W. Webb

/s/ S. Walter Foulkrod, III, Esq.
Director
S. Walter Foulkrod, III, Esq.

/s/ Richard D. Ruppert, MD
Director
Richard D. Ruppert, MD

/s/ Carlos C. Campbell
Director
Carlos C. Campbell

/s/ Robert R. Broadbent
Director
Robert R. Broadbent

/s/ John D. Weil
Director
John D. Weil