Form 10-Q/A
period 2005-03-31
PICO HOLDINGS INC /NEW
filed 2005-05-27
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q/A

Amendment No.1

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to

Commission File Number: 0-18786

PICO HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

California	94-2723335

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES ☑ NO ☐

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 12,366,400 as of March 31, 2005, excluding 3,228,300 shares of common stock held by the registrant’s subsidiaries.

PICO HOLDINGS, INC.

FORM 10-Q/A

FINANCIAL INFORMATION

2005 Restatement

Overview:

We are filing an amendment to PICO Holdings, Inc. Quarterly Report on Form 10-Q/A for the Three Months Ended March 31, 2005 to amend and restate footnote disclosure with respect to stock-based compensation related to our stock appreciation rights. The restatement has no effect on our financial condition, results of operations and cash flows.

For convenience and ease of reference, we are filing this Quarterly Report in its entirety, as amended. However, this amendment amends and restates only those Items of the previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 which have been affected by the restatement as noted above. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except as required to reflect the effects of the restatement, to make revisions to the Notes to the unaudited condensed consolidated financial statements and to make the other revisions described above. As a result, this Quarterly Report on Form 10-Q/A contains forward-looking information, which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

Part I: Financial Information

Item I: Condensed Consolidated Financial Statements

PICO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Investments	$195,840,491	$182,457,429
Cash and cash equivalents	15,264,197	17,407,138
Notes and other receivables, net	13,185,243	14,951,973
Reinsurance receivables	17,057,529	17,157,329
Real estate and water assets, net	110,489,662	110,700,456
Property and equipment, net	2,174,424	2,436,921
Other assets	8,077,422	9,512,807
Other assets - Discontinued Operations	57,692	6,970

Total assets	$362,146,660	$354,631,023

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unpaid losses and loss adjustment expenses	$54,066,009	$55,994,375
Reinsurance balance payable	673,024	673,024
Stock appreciation rights liability	25,600,397	15,731,741
Bank and other borrowings	17,372,264	18,020,559
Net deferred income taxes	11,084,802	9,193,060
Other liabilities	10,427,700	11,989,257
Other liabilities - Discontinued Operations	967,271	759,372

Total liabilities	120,191,467	112,361,388

Minority interest	1,510,098	2,340,337

Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares, 16,801,923 issued in 2005 and 2004	16,802	16,802
Additional paid-in capital	236,089,222	236,089,222
Retained earnings	38,560,871	45,524,219
Accumulated other comprehensive income	44,205,684	36,725,700
Treasury stock, at cost (common shares: 4,435,483 in 2005 and 4,435,444 in 2004)	(78,427,484)	(78,426,645)

Total shareholders’ equity	240,445,095	239,929,298

Total liabilities and shareholders’ equity	$362,146,660	$354,631,023

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Net investment income	$1,190,132	$1,077,754
Net realized gain (loss) on investments	3,479,951	(335,128)
Sale of real estate and water assets	2,154,080	276,499
Rents, royalties and lease income	294,184	315,599
Service revenue	889,054	838,127
Other	108,772	223,959

Total revenues	8,116,173	2,396,810

Costs and Expenses:
Operating and other costs	7,185,428	7,689,918
Stock appreciation rights expense	9,878,347	1,512,091
Cost of real estate and water assets sold	742,048	111,676
Cost of service revenue	283,243	463,668
Depreciation and amortization	565,461	534,114
Interest	235,234	184,970

Total costs and expenses	18,889,761	10,496,437

Loss before income taxes and minority interest	(10,773,588)	(8,099,627)
Benefit for income taxes	(3,001,172)	(1,589,221)

Loss before minority interest	(7,772,416)	(6,510,406)

Minority interest in loss of subsidiaries	831,667	1,441,071

Loss from continuing operations	(6,940,749)	(5,069,335)
Income (loss) from discontinued operations, net of tax	(22,599)	51,326

Net loss	$(6,963,348)	$(5,018,009)

Net loss per common share - basic and diluted:
Loss from continuing operations	$(0.56)	$(0.41)
Discontinued operations

Net loss per common share	$(0.56)	$(0.41)

Weighted average shares outstanding	12,366,440	12,370,264

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net cash used in operating activities	$(3,833,844)	$(5,443,538)
Net cash provided by (used in) discontinued operations	157,185	(521,521)

	(3,676,659)	(5,965,059)

INVESTING ACTIVITIES:
Purchases of investments	(5,373,462)	(11,797,384)
Proceeds from sale of investments	5,822,036	7,814,816
Proceeds from maturity of investments	605,000
Purchases of property and equipment	(368,743)	(265,368)
Purchases of minority interest in subsidiaries		(1,312,686)
Capitalized software costs	(338,980)	(334,489)

Net cash provided by (used in) investing activities	345,851	(5,895,111)

FINANCING ACTIVITIES:
Repayments of debt	(42,874)	(13,074)
Proceeds from borrowings	35,000	2,394,636
Proceeds from exercise of stock options (HyperFeed)	1,428	20,661
Purchase of treasury stock for deferred compensation plans	(839)	(52,645)

Net cash provided by (used in) financing activities	(7,285)	2,349,578

Effect of exchange rate changes on cash	1,195,152	402,546

DECREASE IN CASH AND CASH EQUIVALENTS	(2,142,941)	(9,108,046)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,407,138	24,348,693

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,264,197	$15,240,647

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest:	$155,884	$91,947

Cash paid for taxes:	$1,132,311

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of PICO Holdings, Inc. and Subsidiaries (the “Company” or “PICO”) have been prepared in accordance with the interim reporting requirements of Form 10-Q/A, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete consolidated financial statements.

     In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and the Results of Operations and Risk Factors contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the SEC.

     The preparation of condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of the carrying value of real estate and water assets, investments, unpaid losses and loss adjustment expenses, deferred income taxes, accounts and loans receivable, and contingent liabilities. While management believes that the carrying values of such assets and liabilities are appropriate as of March 31, 2005 and December 31, 2004, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation (Restated)

     The Company has a Stock Appreciation Rights Program (the “SAR program”), which is a stock-based compensation program. The maximum number of SARs issuable under the plan is approximately 2 million and at March 31, 2005, 80,000 remain that could be issued. Included in the accompanying condensed consolidated financial statements, in the case of “in the money” SARs (i.e., the market price of PICO stock is higher than the exercise price of the SAR), a charge is recorded in the statement of operations. The charge recognizes the change during the period in the difference between the exercise price of “in the money” SARs and the market value of PICO stock at the end of the period. For the three months ended March 31, 2005 and 2004 a charge of $9.9 million and $1.5 million, respectively, was recorded. The accrued benefit payable under this program is $25.6 million at March 31, 2005. During 2005, 1,500 SARs were exercised and the Company paid $9,700 on exercise.

     The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 requires more prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation as well as pro forma disclosure of the effect in interim condensed consolidated financial statements. The Company has elected to continue accounting for stock-based compensation under the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees.”

     Subsequent to the issuance of the Company’s March 31, 2005 condensed consolidated financial statements, the Company identified an inadvertent incorrect conclusion in its pro forma stock-based compensation disclosure of recorded compensation expense and fair value based compensation expense related to SARs. As a result, the Company has restated its pro forma net loss to correct this error. The correction increased pro forma net loss in the disclosure for 2005 to $7 million (basic and diluted net loss per share of $0.56) from a pro forma net loss of $444,000 (basic and diluted net loss per share of $0.04) and increased pro forma net loss in the 2004 disclosure to $5 million (basic and diluted net loss per share of $0.41) from pro forma net loss of $4 million (basic and diluted net loss per share of $0.32).

     The correction of the disclosure has no effect on the Company’s previously reported consolidated balance sheets as of March 31, 2005 and December 31, 2004, or on the consolidated statements of operations, shareholders’ equity and cash flows for the three months ended March 31, 2005 and 2004.

     Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 148, the Company’s net loss per share would approximate the following pro forma amounts for the three months ended March 31 (Note that the Company’s SARs have no impact on the following table as SARs are accounted for the same way under both APB No. 25 and SFAS No. 123):

	Three Months Ended March 31,
	As Restated	As Restated
	2005	2004
Reported net loss	$(6,963,348)	$(5,018,009)
Add: stock-based compensation recorded, net of income tax	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income tax	—	—

Pro forma net loss	$(6,963,348)	$(5,018,009)

Reported net loss per share: basic and diluted	$(0.56)	$(0.41)

Pro forma net loss per share: basic and diluted	$(0.56)	$(0.41)

     No stock-based compensation is reported in the table above since the only awards outstanding were SARs, which are not subject to the fair value method prescribed by SFAS 123.

     The effects of applying SFAS No. 148 in this pro forma disclosure are not indicative of future amounts.

Notes and Other Receivables

     At March 31, 2005, notes receivable includes a $1.5 million receivable arising from a sale of property in West Wendover, Nevada in 2003. The property was sold for $12 million, and through March 31, 2005 the buyer had made principal and interest payments of approximately $10.5 million. The balance of the receivable was due to be repaid in full by December 31, 2004. However, the regularly scheduled principal and interest payment due were not paid timely, and the receivable went past due. The Company has allowed the buyer of the property additional time to pay the balance by extending the due date until March 2006. The Company received $1.4 million of the balance during 2005. The receivable is secured by a first Deed of Trust over the entire property sold to the buyer. The Company has not recorded an allowance for bad debt at December 31, 2004 and March 31, 2005 because the Company believes the receivable is fully realizable by the value of the land secured by the first Deed of Trust.

Recently Issued Accounting Pronouncements

     In December 2004, FASB issued Statement 123(Revised), Share-Based Payment, which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(Revised) is effective for public entities that do not file as small business issuers—as of the beginning of the first quarter of the first fiscal period that begins after June 15, 2005. The new Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). PICO Holdings has a cash based SAR plan which is included in these provisions and described as a Share-based Liability plan. PICO currently records compensation expense under the variable plan method using the intrinsic value of the SARs. However, the new rules will require PICO to re-measure its liability each reporting period using a fair value approach until the awards are settled. Management is currently assessing the impact adoption of this statement will have on the Company’s consolidated financial statements.

2. Net Loss Per Share

     Basic earnings per share is computed by dividing net earnings by the weighted average shares outstanding during the period. For the three months ended March 31, 2005 and March 31, 2004, the Company has no common stock equivalents, and consequently, diluted earnings per share is identical to basic earnings per share.

3. Comprehensive Income

     The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

     The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$(6,963,348)	$(5,018,009)
Net change in unrealized appreciation (depreciation) on available for sale investments	7,663,942	9,521,291
Net change in foreign currency translation	(183,958)	8,548

Total comprehensive income	$516,636	$4,511,830

     Total comprehensive income for the three months ended March 31, 2005 and 2004 is net of deferred income tax charges of $1.9 million and $2.5 million, respectively.

     The components of accumulated other comprehensive income:

	March 31,	December 31,
	2005	2004
Unrealized appreciation on available for sale investments	$49,611,104	$41,947,162
Foreign currency translation	(5,405,420)	(5,221,462)

Accumulated other comprehensive income	$44,205,684	$36,725,700

     Accumulated other comprehensive income is net of deferred income tax liabilities of $23.6 million and $18.2 million at March 31, 2005 and December 31, 2004, respectively.

4. Commitments and Contingencies

     On November 2, 2004, the Company entered into a Secured Convertible Promissory Note Agreement (“Note”) with the Company’s 51%-owned subsidiary, HyperFeed Technologies, Inc. (“HyperFeed”). On March 28, 2005, the terms of the note were significantly modified to increase the maximum borrowing under the note from $1.5 million to $4 million and to change the exercise price of the conversion right to the lesser of 80% of the 5 day average at March 28, 2005, or 80% of the 5 day average at the exercise date. The Company can elect to convert all or any part of the principal and interest outstanding into common stock of HyperFeed at any time. The Company has eliminated the intercompany note and related interest expense.

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

     The accounting policies of the reportable segments are the same as those described in the Company’s 2004 Annual Report on Form 10-K/A. Management analyzes segments using the following information:

     Segment assets:

		At December 31,
	At March 31, 2005	2004

Total Assets:
Vidler Water Company	$85,183,604	$83,533,742
Nevada Land and Resource Company	46,836,601	47,391,982
Business Acquisitions and Financing	89,522,291	87,905,906
Insurance Operations in Run Off	136,891,643	131,824,847
HyperFeed Technologies, Inc.	3,712,521	3,974,546

	$362,146,660	$354,631,023

     Segment revenues and income (loss) before taxes and minority interest for the first quarter of 2005 and 2004 were:

	Three Months Ended March 31,
	2005	2004
Revenues:
Vidler Water Company	$407,000	$363,000
Nevada Land & Resource Company	2,367,000	539,000
Business Acquisitions and Financing	1,862,000	(222,000)
Insurance Operations in Run Off	2,591,000	872,000
HyperFeed Technologies	889,000	845,000

Total Revenues	$8,116,000	$2,397,000

Income (Loss) Before Taxes and Minority Interest:
Vidler Water Company	$(1,518,000)	$(1,386,000)
Nevada Land & Resource Company	1,239,000	(26,000)
Business Acquisitions and Financing	(11,048,000)	(4,560,000)
Insurance Operations in Run Off	2,253,000	526,000
HyperFeed Technologies	(1,700,000)	(2,654,000)

Loss Before Taxes and Minority Interest	$(10,774,000)	$(8,100,000)

7. Subsequent Events

     Harquahala Valley, Arizona

     On April 5, 2005, the Company announced that Vidler had agreed to sell approximately 42,000 acre-feet of water rights and the related 15,470 acres of land in the Harquahala Valley for $95.2 million. A deposit of $1 million was received on April 4, 2005, a further $4 million was received on May 4, 2005, and the balance is scheduled to be paid in cash at closing on June 30, 2005. At the time the sale closes, Vidler’s cost of the assets is expected to be approximately $37 million. If the sale closes as expected, Vidler will own approximately 2,880 acre-feet of groundwater rights in Arizona

Lincoln County Water District, Nevada

     On April 22, 2005, the Company announced that the Lincoln County Water District and Vidler (“Lincoln/Vidler”) entered into an agreement to sell water to a developer. Lincoln/Vidler has agreed to sell the developer an initial amount of 2,100 acre-feet of water for approximately $15.7 million, which represents a price of $7,500 per acre-foot. The developer has agreed to pay 20% of the purchase price by June 15, 2005, and the balance by August 9, 2005.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q/A (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements” regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-Q/A.

     Although forward-looking statements in the Form 10-Q/A represent the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from those discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the heading “Risk Factors” and elsewhere in our 2004 Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q/A. We undertake no obligation to revise or update any forward-looking statement in order to reflect any event or circumstance which may arise after the date of this Form 10-Q/A. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q/A and our 2004 Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors which may affect our business, financial condition, results of operations, and prospects.

INTRODUCTION

     PICO Holdings, Inc. (PICO and its subsidiaries are referred to as “PICO” and “the Company,” and by words such as “we” and “our”) is a diversified holding company. PICO seeks to acquire businesses and interests in businesses which we identify as undervalued based on fundamental analysis—that is, our assessment of what the business is worth, based on the private market value of its assets, earnings, and cash flow. We prefer long-established businesses, with a history of operating successfully through industry cycles, recessions, and geo-political disruptions, in basic, “old economy” industries. Typically, the businesses will be generating free cash flow and have a low level of debt, or, alternatively, strong interest coverage ratios or the ability to realize surplus assets. As well as being undervalued, the business must have special qualities such as unique assets, a potential catalyst for change, or be in an industry with attractive economics. We are also interested in acquiring businesses and interests in businesses where there is significant unrecognized value in land and other tangible assets.

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

     Our objective is to generate superior long-term growth in shareholders’ equity, as measured by book value per share. Over time, we anticipate that most of our net income and growth in shareholders’ equity will come from realized gains on the sale of businesses and interests in businesses, as opposed to ongoing operating earnings. Consequently, we anticipate that PICO’s earnings will fluctuate, and that the results for any one quarter or year are not necessarily indicative of our future performance.

     Our business is currently separated into five major operating segments:

•	Vidler Water Company, Inc. (“Vidler”), which develops and owns water rights and water storage operations in the southwestern United States, primarily in Nevada and Arizona;

•	Nevada Land & Resource Company, LLC (“Nevada Land”), which owns approximately 1 million acres of land in northern Nevada, and the mineral rights and water rights related to the land owned;

•	Insurance Operations in “Run Off,” consisting of Physicians Insurance Company of Ohio (“Physicians”), which is running off its medical professional liability insurance loss reserves, and Citation Insurance Company (“Citation”), which is running off its historic property & casualty insurance and workers’ compensation loss reserves;

•	Business Acquisitions & Financing, which contains our other businesses, interests in businesses, and parent company assets; and

•	HyperFeed Technologies, Inc. (“HyperFeed”), which became a 51%-owned subsidiary in 2003. HyperFeed is a developer and provider of software, ticker plant technologies, and managed services to the financial markets industry.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Shareholders’ Equity

     At March 31, 2005, PICO had shareholders’ equity of $240.4 million ($19.44 per share), compared to $239.9 million ($19.40 per share) at December 31, 2004, and $233.6 million ($18.89 per share) at March 31, 2004. Book value per share increased by $0.04, or 0.2%, during the first quarter of 2005.

     The $516,000 increase in shareholders’ equity during the first quarter of 2005 primarily resulted from a $7.7 million net increase in unrealized appreciation in investments, which more than offset the quarter’s net loss of $7 million.

Comprehensive Income

     In accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” PICO reports comprehensive income as well as net income from the Condensed Consolidated Statement of Operations. Comprehensive income measures changes in shareholders’ equity, and includes unrealized items which are not recorded in the Condensed Consolidated Statement of Operations, for example, foreign currency translation and the change in investment gains and losses on available-for-sale securities.

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

     Segment revenues and income (loss) before taxes and minority interest for the first quarter of 2005 and 2004 were:

	Three Months Ended March 31,
	2005	2004
Revenues:
Vidler Water Company	$407,000	$363,000
Nevada Land & Resource Company	2,367,000	539,000
Business Acquisitions and Financing	1,862,000	(222,000)
Insurance Operations in Run Off	2,591,000	872,000
HyperFeed Technologies	889,000	845,000

Total Revenues	$8,116,000	$2,397,000

Income (Loss) Before Taxes and Minority Interest:
Vidler Water Company	$(1,518,000)	$(1,386,000)
Nevada Land & Resource Company	1,239,000	(26,000)
Business Acquisitions and Financing	(11,048,000)	(4,560,000)
Insurance Operations in Run Off	2,253,000	526,000
HyperFeed Technologies	(1,700,000)	(2,654,000)

Loss Before Taxes and Minority Interest	$(10,774,000)	$(8,100,000)

     The principal causes of the $5.7 million year over year increase in revenues were:

•	$1.7 million higher land sales at Nevada Land;

•	$1.7 million higher realized gains on the sale of investments in the Insurance Operations in Run Off segment; and

•	$ 2.1 million higher revenues in the Business Acquisitions and Financing segment, primarily due to a $2 million increase in net realized gains on the sale of investments.

The $2.7 million year over year increase in the loss before taxes and minority interest primarily resulted from:

•	a $6.5 million higher loss from Business Acquisitions and Financing segment, as an $8.4 million increase in the expense related to Stock Appreciation Rights (“SAR”) and a $206,000 increase in other expenses, offset a $2.1 million increase in revenues. During the first quarter of 2005, the PICO stock price increased by $5.14 per share resulting in SAR expense of $9.9 million, compared to a $1.5 million expense resulting from a $0.77 per share increase in the PICO stock price during the first quarter of 2004. This was partially offset by

•	$1.3 million higher segment income from Nevada Land, primarily due to a $1.2 million increase in gross margin on land sales year over year;

•	$1.7 million higher segment income from Insurance Operations in Run Off, principally due to a $1.7 million increase in realized gains; and

•	a $954,000 lower loss from HyperFeed.

VIDLER WATER COMPANY, INC.

	Three Months Ended March 31,
	2005	2004
Revenues:
Sale of Land and Water Rights	$152,000
Lease of Water	19,000	$21,000
Lease of Agricultural Land	129,000	121,000
Interest	53,000	160,000
Other	54,000	61,000

Segment Total Revenues	$407,000	$363,000

Expenses:
Cost of Land and Water Rights Sold	$(72,000)
Depreciation and Amortization	(316,000)	$(276,000)
Interest	(129,000)	(93,000)
Project Expenses	(944,000)	(911,000)
Overhead Expenses	(464,000)	(469,000)

Segment Total Expenses	$(1,925,000)	$(1,749,000)

Loss Before Tax	$(1,518,000)	$(1,386,000)

     In the first quarter of 2005, Vidler’s revenues were $407,000. The largest revenue items were $152,000 from the sale of water rights in Colorado, and $129,000 from the lease of agricultural land. After operating expenses of $1.9 million, Vidler generated a loss before taxes of $1.5 million for the first quarter of 2005.

     In the first quarter of 2004, Vidler’s revenues totaled $363,000. The largest revenue items were $160,000 of interest earned on collateralized notes receivable related to the assets at Big Springs Ranch and West Wendover sold in 2003, and $121,000 from the lease of agricultural land. After operating expenses of $1.7 million, Vidler generated a loss before taxes of $1.4 million for the first quarter of 2004.

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

     Project Expenses were $944,000 in the first quarter of 2005 and $911,000 in the first quarter of 2004. Project Expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees. Project expenses are recorded as expenses as incurred, and could fluctuate from period to period depending on activity regarding Vidler’s various water resource projects. It should be noted that costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized to the cost of the asset, and amortized against matching revenues once revenues are generated.

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

     The sale agreement covers the vast majority of Vidler’s water rights in the Harquahala Valley. At the time the sale closes, we currently estimate that Vidler’s cost for the assets being sold will be approximately $37 million.

Lincoln County Water District, Nevada

     On April 22, 2005, we announced that the Lincoln County Water District and Vidler (“Lincoln/Vidler”) have entered into an agreement to sell water to a developer. The developer is one of the purchasers of approximately 13,300 acres of land that was recently auctioned by the Bureau of Land Management in Lincoln County. It is anticipated that the mixed-use development planned to be built will include approximately 50,000 residential units.

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

NEVADA LAND & RESOURCE COMPANY, LLC

	Three Months Ended March 31,
	2005	2004
Revenues:
Sale of Land	$2,003,000	$276,000
Lease and Royalty	145,000	174,000
Interest and Other	219,000	89,000

Segment Total Revenues	$2,367,000	$539,000

Expenses:
Cost of Land Sales	$(669,000)	$(112,000)
Operating Expenses	(459,000)	(453,000)

Segment Total Expenses	$(1,128,000)	$(565,000)

Income (Loss) Before Tax	$1,239,000	$(26,000)

     Nevada Land recognizes revenue from land sales, and the resulting gross profit or loss, when the sales transactions close. On closing, the entire sales price is recorded as revenue, and a gross margin is recognized depending on the cost basis attributed to the land which was sold. Since the date of closing determines the accounting period in which the sales revenue and gross margin are recorded:

•	Nevada Land’s reported revenues and income fluctuate from quarter to quarter depending on the dates when specific transactions close; and

•	land sales revenues for any individual quarter are not indicative of likely full-year revenues.

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

BUSINESS ACQUISITIONS AND FINANCING

	Three Months Ended March 31,
	2005	2004
Revenues (Charges):
Realized Gains (Losses):
On Sale or Impairment of Holdings	$1,554,000	$(396,000)
SFAS No. 133 Change in HyperFeed instruments		(171,000)
Investment Income	260,000	188,000
Other	48,000	157,000

Segment Total Charges	$1,862,000	$(222,000)

Expenses:
SAR	$(9,878,000)	$(1,512,000)
Other	(3,032,000)	(2,826,000)

Segment Total Expenses	$(12,910,000)	$(4,338,000)

Loss Before Tax	$(11,048,000)	$(4,560,000)

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

     The expenses recorded in this segment primarily consist of holding company costs which are not allocated to our other segments, mostly notably this quarter expenses related to the PICO Holdings, Inc. Stock Appreciation Rights (“SAR”) Program, as explained in following paragraphs. After segment expenses of $12.9 million, including SAR expense of $9.9 million, the segment reported a loss before taxes of $11 million for the first quarter of 2005.

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

     The $8.6 million year over year increase in expenses recorded in this segment primarily resulted from:

•	an $8.4 million year over year increase in the expense related to the PICO Holdings, Inc. Stock Appreciation Rights (“SAR”) Program. From the third quarter of 2003, the change in the “in the money” amount (i.e., the difference between the market value of PICO stock and the exercise price of the SAR) of SAR outstanding during each quarter is being recorded through the consolidated statement of operations. An increase in the “in the money” amount of SAR (i.e., if the price of PICO stock rises during the quarter) is recorded as an expense. Substantially, all of the 2005 $9.9 million SAR expense resulted from the $5.14 per share increase in the PICO stock price during the first quarter of 2005, compared to a $1.5 million SAR expense resulting from a $0.77 per share increase in the PICO stock price during the first quarter of 2004. Expenses in this segment include SAR expense and other holding company costs (for example, rent for our head office), which are not allocated to other segments; and

•	a $772,000 increase in a non-cash expense related to foreign currency, from $451,000 in 2004 to $1.2 million in 2005. Our interests in Swiss public companies are held by Global Equity SA, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity SA’s funding comes from a loan from PICO, which is denominated in Swiss Francs. During accounting periods when the Swiss Franc depreciates relative to the US dollar—such as the first quarter of 2005 and 2004—under GAAP, we are required to record an expense through the statement of operations to reflect the fact that Global Equity SA owes PICO fewer US dollars. In Global Equity SA’s financial statements, an equivalent amount is reflected in the foreign currency translation component of shareholders’ equity (since it owes PICO fewer US dollars); however, this does not go through the statement of operations. Accordingly, we were required to record a $1.2 million expense in PICO’s statement of operations in the first quarter of 2005, and a $451,000 expense in the first quarter of 2004, even though there was no net impact on shareholders’ equity before related tax effects.

INSURANCE OPERATIONS IN RUN OFF

	Three Months Ended March 31,
	2005	2004
Revenues:
Investment Income	$665,000	$640,000
Realized Investment Gains	1,926,000	232,000

Segment Total Revenues	$2,591,000	$872,000

Expenses:
Operating and Underwriting Expenses	(338,000)	(346,000)

Segment Total Expenses	$(338,000)	$(346,000)

Income Before Taxes:
Physicians Insurance Company of Ohio	$2,166,000	$224,000
Citation Insurance Company	87,000	302,000

Segment Income Before Tax	$2,253,000	$526,000

     This segment consists of Physicians Insurance Company of Ohio and Citation Insurance Company. Both Physicians and Citation are in “run off.” This means that the companies are handling and resolving claims on expired policies, but not writing new business.

     Typically, most of the revenues of a “run off” insurance company come from investment income, which is expected to decline over time as fixed-income securities mature or are sold to provide the funds to pay claims and expenses. The Insurance Operations in Run Off segment generated total revenues of $2.6 million in the first quarter of 2005, compared to $872,000 in the first quarter of 2004. Investment income was $665,000 in the first quarter of 2005, compared to $640,000 in the first quarter of 2004. Realized investment gains were $1.9 million in the first quarter of 2005, compared to $232,000 in the first quarter of 2004. The 2005 realized gains included $1.3 million from the sale of Physicians’ remaining holding in Keweenaw Land Association, Limited, and $354,000 on the sale of Williams & Kettle Limited, a New Zealand rural service company, which was taken over in March 2005.

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

     At March 31, 2005, Physicians’ loss and loss adjustment reserves were $15.5 million, net of reinsurance, compared to $16.4 million at December 31, 2004. Reserves decreased by $943,000 during the quarter due to the payment of losses and loss adjustment expenses. No unusual trends in claims were noted during the quarter.

Physicians Insurance Company of Ohio—Loss And Loss Adjustment Expense Reserves

	March 31, 2005	December 31, 2004

Direct Reserves	$18.6 million	$19.6 million
Ceded Reserves	(3.1)	(3.2)

Net Medical Professional Liability Insurance Reserves	$15.5 million	$16.4 million

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

     At March 31, 2005, Citation’s claims reserves were $21.6 million, net of reinsurance, consisting of $9.8 million in net property and casualty insurance reserves and $11.8 million in net workers’ compensation reserves. At December 31, 2004, Citation’s claims reserves were $22.3 million, net of reinsurance, consisting of $10.2 million in net property and casualty insurance reserves and $12.1 million in net workers’ compensation reserves. There were no unusual trends in claims during the quarter.

     During the first quarter of 2005, Citation’s net property and casualty insurance reserves declined by $458,000 due to the payment of $513,000 in direct losses (i.e., claims) and loss adjustment expenses, partially offset by the recovery of approximately $55,000 from reinsurance companies.

     During the first quarter of 2005, Citation’s net workers’ compensation reserves declined by $233,000 due to the payment of $434,000 in direct losses and loss adjustment expenses, partially offset by the recovery of approximately $201,000 from reinsurance companies.

Citation Insurance Company—Loss And Loss Adjustment Expense Reserves

	March 31, 2005	December 31, 2004

Property & Casualty Insurance
Direct Reserves	$11.1 million	$11.6 million
Ceded Reserves	(1.3)	(1.4)

Net Property & Casualty Insurance Reserves	$9.8 million	$10.2 million

Workers’ Compensation Insurance
Direct Reserves	$24.3 million	$24.8 million
Ceded Reserves	(12.5)	(12.7)

Net Workers’ Compensation Insurance Reserves	$11.8 million	$12.1 million

Total Reserves	$21.6 million	$22.3 million

HYPERFEED TECHNOLOGIES

	Three Months Ended March 31,
	2005	2004
Revenues:
Service	$889,000	$838,000
Investment Income		7,000

Segment Total Revenues	$889,000	$845,000

Expenses:
Cost of service	$(283,000)	$(464,000)
Depreciation and amortization	(213,000)	(214,000)
Other	(2,093,000)	(2,821,000)

Segment Total Expenses	$(2,589,000)	$(3,499,000)

Segment Loss Before Taxes and Minority Interest	$(1,700,000)	$(2,654,000)

     During the first quarter of 2005, HyperFeed generated $889,000 in revenues. Service revenues were $889,000 and the costs of service were $283,000, resulting in gross margin of $606,000. After the deduction of $2.3 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $1.7 million. For more information, please refer to HyperFeed’s 10-Q for the first quarter of 2005, which should be filed with the SEC on or before May 10, 2005, the contents of which are not incorporated into this 10-Q/A.

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

LIQUIDITY AND CAPITAL RESOURCES—THREE MONTHS ENDED MARCH 31, 2005 AND 2004

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

     Our cash flow fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our insurance company investment portfolios. Our primary sources of funds include cash balances, cash flow from operations, the sale of holdings, and—potentially—the proceeds of borrowings or offerings of equity and debt. We endeavor to ensure that funds are always available to take advantage of new acquisition opportunities.

     In broad terms, the cash flow profile of our principal operating subsidiaries is:

•	As commercial use of Vidler’s water assets increases, we expect that Vidler will generate free cash flow as receipts from leasing water and the proceeds from selling land, water rights, and net recharge credits overtake maintenance capital expenditure, financing costs, and operating expenses;

•	Nevada Land is actively selling land which has reached its highest and best use. Nevada Land’s principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land’s operating costs, so Nevada Land is generating strong cash flow;

•	Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation. The funds to pay claims are coming from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance companies;

•	HyperFeed manages its own cash and cash equivalents balances and borrowings. At March 31, 2005, HyperFeed held approximately $33,000 in cash and cash equivalents, and external borrowings of $1.6 million. PICO has extended a $4 million secured convertible promissory note to HyperFeed, on which $1.1 million was drawn at March 31, 2005. See “Business Acquisitions and Financing” segment in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

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

     During the first quarter of 2005, cash of $3.7 million was used in Operating Activities. Included in operating cash flows is the collection of approximately $1.4 million of principal on collateralized notes receivable related to Vidler’s sale of assets at Big Springs Ranch and West Wendover in 2003. The remaining principal of approximately $1.6 million is scheduled to be repaid in 2006.

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

     PICO uses two models to report the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $1 million for a 100 basis point increase in interest rates on its fixed securities and mortgage participation interests. The hypothetical 20% decrease in fair value of PICO’s marketable equity securities produced a loss in fair value of $31.1 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of PICO’s foreign denominated investments produced a loss of $15 million that would impact the foreign currency translation in shareholders’ equity.

Item 4: Controls and Procedures

     Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, which included the effects of the restatement of our disclosure related to stock-based compensation as described in Note 1 to the Condensed Consolidated Financial Statements, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There were no material changes in controls and procedures for the three months ended March 31, 2005.

Part II: Other Information

Item 1: Legal Proceedings

     The Company is subject to various litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total number of	(b) Average Price Paid
Period	shares purchased	per Share

1/1/05 - 1/31/05
2/1/05 - 2/28/05	39	$21.51
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

Item 3: Defaults Upon Senior Securities

     None

Item 4: Submission of Matters to a Vote of Security Holders

     None

Item 5: Other Information

     On February 25, 2005, PICO filed a Form 8-K disclosing the annual incentive plans for PICO’s Chairman and President & Chief Executive Officer and four additional executive officers of PICO, and for two additional officers of PICO’s subsidiaries.

     On March 16, 2005, PICO filed a Form 8-K disclosing changes to its compensation for Directors.

Item 6: Exhibits

Exhibit
Number	Description
+ 3.1	Amended and Restated Articles of Incorporation of PICO.

++ 3.2	Amended and Restated By-laws of PICO.

+++ 10.1	PICO Holdings, Inc. 2003 Stock Appreciation Rights Program.

++++ 10.2	Employment Agreement of Ronald Langley.

++++ 10.3	Employment Agreement of John R. Hart.

++++ 10.4	Bonus Plan of Dorothy A. Timian-Palmer.

++++ 10.5	Bonus Plan of Stephen D. Hartman.

+++++ 10.6	Director’s Compensation.

++++++ 10.7	Contract to sell land and groundwater in Arizona.

+++++++ 21.	Subsidiaries of PICO.

31.1.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

+	Incorporated by reference to exhibit of same number filed with Form 8-K dated December 4, 1996.

++	Filed as Appendix to the prospectus in Part I of Registration Statement on Form S-4 (File No. 333-06671).

+++	Incorporated by reference to Proxy Statement for Annual Meeting of Shareholders to be Held on July 17, 2003, dated May 23, 2003, and filed with the SEC on April 30, 2003.

++++	Incorporated by reference to exhibit of same number to the Company’s current report on Form 8-K filed February 25, 2005.

+++++	Incorporated by reference to the Company’s current report on Form 8-K filed March 16, 2005.

++++++	Incorporated by reference to the Company’s current report on Form 8-K filed April 7, 2005.

+++++++	Incorporated by reference to the Company’s Annual Report on Form 10-K for 2004, filed with the SEC on March 14, 2005. See Note 1 of Notes To Consolidated Financial Statements, “Nature of Operations and Significant Accounting Policies”.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Dated: May 27, 2005	By:	/s/ Maxim C. W. Webb

Maxim C. W. Webb Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)