Form 10-Q
period 2005-06-30
PICO HOLDINGS INC /NEW
filed 2005-08-04
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
YES ☑ NO
The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 13,271,440 as of June 30, 2005, excluding 3,228,300 shares of common stock held by the registrant’s subsidiaries.

PICO HOLDINGS, INC.
FORM 10-Q

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements
PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Investments	$220,422,248	$182,457,429
Cash and cash equivalents	111,876,071	17,407,138
Notes and other receivables, net	13,442,941	14,951,973
Reinsurance receivables	16,435,671	17,157,329
Real estate and water assets, net	81,099,087	110,700,456
Property and equipment, net	1,849,945	2,436,921
Other assets	7,104,669	9,512,807
Other assets — Discontinued Operations	57,094	6,970

Total assets	$452,287,726	$354,631,023

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unpaid losses and loss adjustment expenses	$52,196,061	$55,994,375
Reinsurance balance payable	323,027	673,024
Stock appreciation rights liability	32,998,773	15,731,741
Bank and other borrowings	12,633,129	18,020,559
Net deferred income taxes	13,425,098	9,193,060
Income taxes payable	23,251,190
Other liabilities	19,252,503	11,989,257
Other liabilities — Discontinued Operations	810,420	759,372

Total liabilities	154,890,201	112,361,388

Minority interest	1,359,551	2,340,337

Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares, 17,706,923 issued at June 30, 2005 and 16,801,923 issued at December 31, 2004	17,707	16,802
Additional paid-in capital	257,466,412	236,089,222
Retained earnings	62,153,370	45,524,219
Accumulated other comprehensive income	54,827,969	36,725,700
Treasury stock, at cost (common shares: 4,435,483 in 2005 and 4,435,444 in 2004)	(78,427,484)	(78,426,645)

Total shareholders’ equity	296,037,974	239,929,298

Total liabilities and shareholders’ equity	$452,287,726	$354,631,023

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Net investment income	$2,622,133	$2,397,355	$3,812,265	$3,475,109
Net realized gain (loss) on investments	3,034,598	(614,734)	6,514,549	(949,862)
Sale of real estate and water assets	96,170,744	2,096,044	98,324,824	2,372,543
Rents, royalties and lease income	290,374	294,083	584,558	609,682
Service revenue	1,044,529	1,416,434	1,933,583	2,254,561
Other	48,376	176,436	157,148	400,395

Total revenues	103,210,754	5,765,618	111,326,927	8,162,428

Costs and Expenses:
Operating and other costs	13,382,460	6,096,860	20,567,888	13,786,778
Stock appreciation rights expense	7,398,375	4,670,314	17,276,722	6,182,405
Cost of real estate and water assets sold	38,282,899	1,173,035	39,024,947	1,284,711
Cost of service revenue	278,754	457,797	561,997	921,465
Depreciation and amortization	559,921	557,746	1,125,382	1,091,860
Interest	269,897	181,703	505,131	366,673

Total costs and expenses	60,172,306	13,137,455	79,062,067	23,633,892

Income (loss) before income taxes and minority interest	43,038,448	(7,371,837)	32,264,860	(15,471,464)
Provision (benefit) for income taxes	19,580,410	(2,008,543)	16,579,238	(3,597,764)

Income (loss) before minority interest	23,458,038	(5,363,294)	15,685,622	(11,873,700)

Minority interest in loss of subsidiaries	151,511	868,262	983,178	2,309,333

Income (loss) from continuing operations	23,609,549	(4,495,032)	16,668,800	(9,564,367)
Income (loss) from discontinued operations, net of tax	(17,050)	(36,848)	(39,649)	14,478

Net income (loss)	$23,592,499	$(4,531,880)	$16,629,151	$(9,549,889)

Net income (loss) per common share — basic and diluted:
Income (loss) from continuing operations	$1.83	$(0.36)	$1.32	$(0.77)
Discontinued operations		(0.01)

Net income (loss) per common share	$1.83	$(0.37)	$1.32	$(0.77)

Weighted average shares outstanding	12,919,496	12,368,928	12,642,968	12,368,928

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$82,303,764	$(6,913,479)
Net cash provided by (used in) discontinued operations	923	(622,884)

	82,304,687	(7,536,363)

INVESTING ACTIVITIES:
Purchases of investments	(22,419,657)	(18,749,321)
Proceeds from sale of investments	14,251,517	15,658,940
Proceeds from maturity of investments	1,250,000	3,662,932
Purchases of property and equipment and costs capitalized to water storage facilities	(602,554)	(436,788)
Proceeds from the sale of property and equipment		28,750
Purchases of minority interest in subsidiaries		(1,322,129)
Capitalized software costs	(722,015)	(876,236)

Net cash used in investing activities	(8,242,709)	(1,833,852)

FINANCING ACTIVITIES:
Proceeds from common stock offering, net	21,378,095
Repayments of debt	(3,915,176)	(49,280)
Proceeds from borrowings	35,000	2,596,804
Proceeds from exercise of stock options (HyperFeed)	2,392	35,011
Purchase of treasury stock for deferred compensation plans	(839)	(75,237)

Net cash provided by financing activities	17,499,472	2,507,298

Effect of exchange rate changes on cash	2,907,483	117,698

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	94,468,933	(6,745,219)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,407,138	24,348,693

CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,876,071	$17,603,474

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$478,043	$193,565

Cash paid for taxes	$1,292,021

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
     The preparation of condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of the carrying value of real estate and water assets, investments, unpaid losses and loss adjustment expenses, deferred income taxes, accounts and loans receivable, and contingent liabilities. While management believes that the carrying values of such assets and liabilities are appropriate as of June 30, 2005 and December 31, 2004, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.
       Stock-Based Compensation (2004 As Restated)
     The Company has a Stock Appreciation Rights Program (the “SAR program”), which is a stock-based compensation program. The maximum number of SARs the Company can issue under the plan is 2,042,781, less 41,125 already exercised. At June 30, 2005, 1,921,656 SARs were outstanding. Included in the accompanying condensed consolidated financial statements, in the case of “in the money” SARs (i.e., the market price of PICO stock is higher than the exercise price of the SAR), a charge is recorded in the statement of operations. The charge recognizes the change during the period in the difference between the exercise price of “in the money” SARs and the market value of PICO stock at the end of the period. For the three months ended June 30, 2005 and 2004, a charge of $7.4 million and $4.7 million, respectively, was recorded. For the six months ended June 30, 2005 and 2004, a charge of $17.3 million and $6.2 million, respectively, was recorded. The accrued benefit payable under this program is $33 million at June 30, 2005. During 2005, 1,500 SARs were exercised and the Company paid $9,700 on exercise.
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
     Subsequent to the issuance of the Company’s March 31, 2005 condensed consolidated financial statements, the Company identified an inadvertent incorrect conclusion in its pro forma stock-based compensation disclosure of recorded compensation expense and fair value based compensation expense related to SARs. The correction increased pro forma net loss in the 2004 disclosure for the three and six months ended June 30, 2004 to $4.5 million (basic and diluted net loss per share of $0.37) and $9.5 million (basic and diluted net loss per share of $0.77), respectively, from a pro forma net loss of $1.4 million (basic net loss per share of $0.37 and diluted net loss per share of $0.12) and $5.5 million (basic net loss per share of $0.77 and diluted net loss per share of $0.44), respectively.
     The correction of the disclosure had no effect on any of the Company’s previously reported consolidated balance sheets or on the consolidated statements of operations, shareholders’ equity and cash flows for any period.

     Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 148, the Company’s net loss per share would approximate the following pro forma amounts for the three months ended March 31 (Note that the Company’s SARs have no impact on the following table as SARs are accounted for the same way under both APB No. 25 and SFAS No. 123):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
Reported net income (loss)	$23,592,499	$(4,531,880)	$16,629,151	$(9,549,889)
Add: stock-based compensation recorded, net of income tax
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income tax

Pro forma net income (loss)	$23,592,499	$(4,531,880)	$16,629,151	$(9,549,889)

Reported net income (loss) per share: basic and diluted	$1.83	$(0.37)	$1.32	$(0.77)

Pro forma net income (loss) per share: basic and diluted	$1.83	$(0.37)	$1.32	$(0.77)

     No stock-based compensation is reported in the table above since the only awards outstanding were SARs, which are not subject to the fair value method prescribed by SFAS 123.
     The effects of applying SFAS No. 148 in this pro forma disclosure are not indicative of future amounts.
       Notes and Other Receivables
     At June 30, 2005, notes receivable includes a $1.5 million receivable arising from a sale of property in West Wendover, Nevada in 2003. The property was sold for $12 million, and through March 31, 2005 the buyer had made principal and interest payments of approximately $11 million. The balance of the receivable was due to be repaid in full by December 31, 2004. However, the regularly scheduled principal and interest payment due were not paid and the receivable went past due. The Company restructured the note to allow the buyer additional time to pay the balance by extending the due date until March 2006. On July 21, 2005, the Company received the outstanding balance of principal and accrued interest in full.
       Employee Compensation and Bonus Plans
     For the three and six months ended June 30, 2005, the Company accrued $2.6 million in estimated incentive award payable to certain members of management in accordance with the provisions of the Company’s bonus plan. The accrual will change based on fluctuation in book value of the Company for the remainder of 2005. In addition, $2.2 million in incentive award was recorded for certain members of Vidler Water Company’s (“Vidler”) management based on the combined net income of Vidler and Nevada Land and Resource Company (“NLRC”) in accordance with the related bonus plan.
       Recently Issued Accounting Pronouncements
     In December 2004, FASB issued Statement 123(Revised), Share-Based Payment, which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(Revised) is effective for public entities as of the beginning of the annual period that begins after June 15, 2005. The new Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). PICO has a cash based SAR plan which is included in these provisions and described as a Share-based Liability plan. PICO currently records compensation expense under the variable plan method using the intrinsic value of the SARs. However, the new rules will require PICO to re-measure its liability each reporting period using a fair value approach until the awards are settled. (Management is currently assessing the impact adoption of this statement will have on the Company’s consolidated financial statements.)

2.	Net Income (Loss) Per Share
     Basic earnings per share is computed by dividing net earnings by the weighted average shares outstanding during the period. For the three and six months ended June 30, 2005 and June 30, 2004, the Company had no common stock equivalents, and consequently, diluted earnings per share is identical to basic earnings per share. On May 6, 2005, the Company issued an additional 905,000 shares in a private placement.
3.	Comprehensive Income
     The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.
     The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$23,592,499	$(4,531,880)	$16,629,151	$(9,549,889)
Net change in unrealized appreciation on available for sale investments	10,904,723	188,793	18,568,665	9,710,084
Net change in foreign currency translation	(282,438)	(309,686)	(466,396)	(301,138)

Total comprehensive income (loss)	$34,214,784	$(4,652,773)	$34,731,420	$(140,943)

     Total comprehensive income for the three and six months ended June 30, 2005 is net of deferred income tax charges of $2.3 million and $4.2 million, respectively. Total comprehensive loss for the three and six months ended June 30, 2004 is net of deferred income tax benefit of $2.6 million and $103,000, respectively.
     The components of accumulated other comprehensive income:

	June 30,	December 31,
	2005	2004
Unrealized appreciation on available for sale investments	$60,515,827	$41,947,162
Foreign currency translation	(5,687,858)	(5,221,462)

Accumulated other comprehensive income	$54,827,969	$36,725,700

     Accumulated other comprehensive income is net of deferred income tax liabilities of $29.2 million and $18.2 million at June 30, 2005 and December 31, 2004, respectively.
4.	Commitments and Contingencies
     On November 2, 2004, the Company entered into a Secured Convertible Promissory Note Agreement (“Note”) with the Company’s 51%-owned subsidiary, HyperFeed Technologies, Inc. (“HyperFeed”). On March 28, 2005, the terms of the note were significantly modified to increase the maximum borrowing under the note from $1.5 million to $4 million and to change the exercise price of the conversion right to the lesser of 80% of the 5 day average at March 28, 2005, or 80% of the 5 day average at the exercise date. The Company can elect to convert all or any part of the principal and interest outstanding into common stock of HyperFeed at any time and at June 30, 2005 HyperFeed had borrowed $2.8 million. The Company has eliminated the intercompany note and related interest expense in consolidation.

     The Company is subject to various litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
5.	Discontinued Operations
     During 2003, HyperFeed classified a segment of its business as discontinued operations. These operations generated a loss of $39,000 for the six months ended June 30, 2005 and $14,000 in income for the six months ended June 30, 2004. At June 30, 2005 discontinued operations reported assets of $57,000 and liabilities of $810,000.
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
     The accounting policies of the reportable segments are the same as those described in the Company’s 2004 Annual Report on Form 10-K/A. Management analyzes segments using the following information:
            Segment assets:

	At June 30,	At December 31,
	2005	2004
Total Assets:
Vidler Water Company	$136,285,097	$83,533,742
Nevada Land and Resource Company	46,750,000	47,391,982
Business Acquisitions and Financing	114,211,139	87,905,906
Insurance Operations in Run Off	150,247,905	131,824,847
HyperFeed Technologies, Inc.	4,793,585	3,974,546

	$452,287,726	$354,631,023

Segment revenues and income (loss) before taxes and minority interest for the three and six months of 2005 and 2004 were:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	2005	2004	2005	2004
Revenues:
Vidler Water Company	$94,592,339	$428,562	$94,999,526	$791,642
Nevada Land and Resource Company	2,150,567	2,336,186	4,517,959	2,874,957
Business Acquisitions and Financing	2,021,945	659,140	3,883,479	437,582
Insurance Operations in Run Off	3,401,330	923,853	5,992,297	1,795,479
HyperFeed Technologies, Inc.	1,044,573	1,417,877	1,933,665	2,262,768

Total Revenues	$103,210,754	$5,765,618	$111,326,927	$8,162,428

Income (Loss) Before Taxes and Minority Interest:
Vidler Water Company	$51,832,868	$(1,433,615)	$50,314,427	$(2,819,706)
Nevada Land and Resource Company	1,177,510	672,395	2,416,112	646,160
Business Acquisitions and Financing	(11,557,502)	(5,785,024)	(22,604,667)	(10,344,765)
Insurance Operations in Run Off	3,154,340	683,095	5,407,457	1,209,062
HyperFeed Technologies, Inc.	(1,568,768)	(1,508,688)	(3,268,469)	(4,162,215)

Income (loss) before taxes and minority interest	$43,038,448	$(7,371,837)	$32,264,860	$(15,471,464)

7.	Sale of Harquahala Valley Property
     On June 30, 2005, the Company completed a sale of approximately 42,000 acre-feet of water rights and the related 15,470 acres of land in the Harquahala Valley for $94.4 million in cash. The cost of the land and water sold was $37.8 million for a gross margin of $56.5 million. After the Company paid closing and other costs of $1.2 million, paid off the notes and interest payable on the property of $4 million and exercised an option on certain of the properties sold for $5.7 million, net proceeds on the sale were $83.4 million.
8.	Lincoln County Water District, Nevada
     On April 22, 2005, the Company announced that the Lincoln County Water District and Vidler (“Lincoln/Vidler”) entered into an agreement to sell water to a developer. Lincoln/Vidler has agreed to sell to the developer an amount of 2,100 acre-feet of water for approximately $15.7 million, which represents a price of $7,500 per acre-foot. The developer paid 20% of the purchase price on June 15, 2005, and the balance is due in the third quarter of 2005.
     The developer also has up to 10 years to purchase an additional 7,240 acre-feet of water, as and when supplies are permitted from existing applications. The initial price of $7,500 per acre-foot will increase at 10% each year. In addition, the developer will pay a commitment fee equal to 10% of the outstanding balance of unpurchased water each year, beginning August 9, 2006, which will be applied to the purchase of water. Under the agreement between the Lincoln County Water District and Vidler Water Company, the proceeds from the sale of water will be shared equally after Vidler is reimbursed for the expenses incurred in developing water resources in Lincoln County.
     On June 15, 2005, the Company received $3.2 million as a deposit for sale of 2,100 acre-feet. The sale will be recognized at closing when the balance of the purchase price is due to be paid.
9.	Private Placement of Common Stock
     On May 6, 2005, the Company completed a sale of 905,000 shares of newly-issued common stock to institutional investors at a price of $25 per share. After placement costs, the net proceeds to the Company were $21.4 million. The Company filed an S-3 registration statement to register the shares under the Securities Act, which became effective in July 2005.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K/A.
     This Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements” regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-Q.
     Although forward-looking statements in the Form 10-Q represent the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from those discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the heading “Risk Factors” and elsewhere in our 2004 Annual Report on Form 10-K/A. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to revise or update any forward-looking statement in order to reflect any event or circumstance which may arise after the date of this Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and our 2004 Annual Report on Form 10-K/A, which attempt to advise interested parties of the risks and factors which may affect our business, financial condition, results of operations, and prospects.

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
     We have acquired businesses and interests in businesses by the acquisition of private companies, and the purchase of shares in public companies, both directly through participation in financing transactions and through open market purchases. When we buy a business or an interest in a business, we have a long-term horizon, typically 5 years or more. Selected acquisitions may become core operations; however, we are prepared to sell businesses if the price to be received exceeds the return we expect to earn if we retain ownership. We expect that most of our interests in businesses will ultimately be sold to other companies in the same industry seeking to expand or to gain economies of scale.
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
RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
Shareholders’ Equity
     At June 30, 2005, PICO had shareholders’ equity of $296 million ($22.31 per share), compared to $240.4 million ($19.44 per share) at March 31, 2005, and $239.9 million ($19.40 per share) at December 31, 2004. Book value per share increased by $2.91, or 15.0%, during the first half of 2005, and by $2.87, or 14.8%, during the second quarter of 2005.
     The $55.6 million increase in shareholders’ equity during the second quarter of 2005 resulted primarily from the quarter’s net income of $23.6 million, a $10.9 million increase in unrealized appreciation in investments, and the issuance of 905,000 new shares for net proceeds of $21.4 million.
     The $56.1 million increase in shareholders’ equity during the first half of 2005 resulted primarily from the six months’ net income of $16.6 million, an $18.6 million net increase in unrealized appreciation in investments, and the issuance of 905,000 new shares for net proceeds of $21.4 million.
Comprehensive Income
     In accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” PICO reports comprehensive income as well as net income from the Condensed Consolidated Statement of Operations. Comprehensive income measures changes in shareholders’ equity from sources other than capital contributed by, or distributions made to, shareholders. Comprehensive income includes unrealized items which are not recorded in the Consolidated Statement of Operations, for example, foreign currency translation and the change in investment gains and losses on available-for-sale securities.

     For the second quarter of 2005, PICO recorded comprehensive income of $34.2 million, principally represented by the quarter’s $23.6 million in net income and a $10.9 million net increase in unrealized appreciation in investments.
     For the first half of 2005, PICO recorded comprehensive income of $34.7 million, principally represented by the first half’s $16.6 million in net income and a $18.6 million net increase in unrealized appreciation in investments.
Second Quarter Net Income (Loss)
     PICO reported net income of $23.6 million ($1.83 per share) for the second quarter of 2005, consisting of income of $23.6 million ($1.83 per share) from continuing operations and a loss from discontinued operations of $17,000 after-tax ($0.00 per share). The $23.6 million net income from continuing operations principally consisted of $43 million in income before income taxes and minority interest, partially offset by a provision for income taxes of $19.6 million.
     For the second quarter of 2004, PICO reported a net loss of $4.5 million ($0.37 per share), consisting of a $4.5 million ($0.36 per share) loss from continuing operations and a loss from discontinued operations of $37,000 after-tax ($0.01 per share). The $4.5 million net loss from continuing operations consisted of a $7.4 million loss before income taxes and minority interest, partially offset by an income tax benefit of $2 million and minority interest of $868,000.
First Half Net Income (Loss)
     For the first half of 2005, PICO reported net income of $16.6 million ($1.32 per share), consisting of $16.7 million ($1.32 per share) in income from continuing operations, partially offset by a loss from discontinued operations of $40,000 after-tax ($0.00 per share). The $16.7 million net income from continuing operations consisted of income of $32.3 million before income taxes and $983,000 in minority interest, partially offset by a provision for income taxes of $16.6 million. The provision includes estimated federal and state tax charges based on the consolidated pre-tax income generated in the first half of 2005. The effective tax rate is approximately 51%, primarily due to the accrual of state taxes on Vidler’s results, the lack of tax benefit on HyperFeed’s losses, plus other permanent differences between accounting and taxable income in the first half of 2005.
     In the first half of 2004, PICO reported a net loss of $9.5 million ($0.77 per share), consisting of a $9.6 million ($0.77 per share) loss from continuing operations, partially offset by income from discontinued operations of $14,000 after-tax ($0.00 per share). The $9.6 million net loss from continuing operations consisted of a $15.5 million loss before income taxes and minority interest, partially offset by an income tax benefit of $3.6 million and minority interest of $2.3 million.
     Segment revenues and income (loss) before taxes and minority interest for the second quarter and first half of 2005 and 2004 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Vidler Water Company	$94,592,000	$429,000	$95,000,000	$791,000
Nevada Land & Resource Company	2,151,000	2,336,000	4,518,000	2,875,000
Business Acquisitions and Financing	2,022,000	659,000	3,883,000	438,000
Insurance Operations in Run Off	3,401,000	924,000	5,992,000	1,795,000
HyperFeed Technologies	1,045,000	1,418,000	1,934,000	2,263,000

Total Revenues	$103,211,000	$5,766,000	$111,327,000	$8,162,000

Income (Loss) Before Taxes and Minority Interest:
Vidler Water Company	$51,833,000	$(1,433,000)	$50,314,000	$(2,820,000)
Nevada Land & Resource Company	1,178,000	672,000	2,416,000	646,000
Business Acquisitions and Financing	(11,558,000)	(5,785,000)	(22,604,000)	(10,344,000)
Insurance Operations in Run Off	3,154,000	683,000	5,407,000	1,209,000
HyperFeed Technologies	(1,569,000)	(1,509,000)	(3,268,000)	(4,162,000)

Income (Loss) Before Taxes and Minority Interest	$43,038,000	$(7,372,000)	$32,265,000	$(15,471,000)

     Second quarter revenues increased $97.5 million and first-half revenues increased $103.2 million year over year, primarily due to Vidler’s sale of approximately 42,000 acre-feet of water rights, and related land, in the Harquahala Valley Irrigation District of Arizona for $94.4 million in the second quarter and first half of 2005.
     Second quarter revenues also increased year over year by $2.5 million in the Insurance Operations in Run Off segment and by $1.4 million in the Business Acquisitions & Financing segment, principally due to higher net realized gains on the sale of investments.
     First half revenues increased by $1.6 million year over year at Nevada Land, primarily as a result of higher land sales. First half revenues also increased by $4.2 million in Insurance Operations in Run Off and $3.4 million year over year in Business Acquisitions & Financing, principally due to higher net realized gains on the sale of investments.

     For the second quarter, income before taxes and minority interest improved by $50.4 million year over year, from a $7.4 million loss in 2004 to income of $43 million in 2005. This primarily resulted from a $53.3 million improvement in Vidler’s segment result due to the $55.5 million contribution to income from the sale of water rights and land in the Harquahala Valley Irrigation District. The Insurance Operations in Run Off segment result increased $2.5 million due to higher realized gains. These improvements were partially offset by a $5.8 million increase in the Business Acquisitions & Finance segment loss. This was primarily due to the accrual of $2.6 million in incentive compensation, and a $2.7 million year over year increase in the expense related to Stock Appreciation Rights (“SAR”). During the second quarter of 2005, the PICO stock price increased by $3.85 per share resulting in SAR expense of $7.4 million, compared to a $4.7 million expense resulting from a $2.41 per share increase in the PICO stock price during the second quarter of 2004.
     For the first half, income before taxes and minority interest improved by $47.8 million, from a $15.5 million loss in 2004 to income of $32.3 million in 2005. This primarily resulted from a $53.1 million improvement in Vidler’s segment result due to the $55.5 million contribution to income from the sale of water rights in the Harquahala Valley Irrigation District. The Insurance Operations in Run Off segment result increased $4.2 million due to higher realized gains. These improvements were partially offset by a $12.3 million increase in the Business Acquisitions & Finance segment loss. This was caused by an $11.1 million year over year increase in the expense related to Stock Appreciation Rights (“SAR”), and by the accrual of $2.6 million in incentive compensation. During the first half of 2005, the PICO stock price increased by $8.99 per share resulting in SAR expense of $17.3 million, compared to a $6.2 million expense resulting from a $3.18 per share increase in the PICO stock price during the first half of 2004.
VIDLER WATER COMPANY, INC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Sale of Land, Water Rights and Water	$94,395,000	$3,000	$94,547,000	$3,000
Lease of Water	21,000	30,000	41,000	51,000
Lease of Agricultural Land	129,000	121,000	258,000	242,000
Interest	41,000	133,000	94,000	293,000
Other	6,000	142,000	60,000	202,000

Segment Total Revenues	$94,592,000	$429,000	$95,000,000	$791,000

Expenses:
Cost of Land, Water Rights and Water Sold	$(37,816,000)	$(2,000)	$(37,889,000)	$(2,000)
Commission and Other Cost of Sales	(1,065,000)		(1,065,000)
Depreciation and Amortization	(319,000)	(299,000)	(635,000)	(575,000)
Interest	(143,000)	(80,000)	(273,000)	(173,000)
Overhead Expenses	(2,555,000)	(348,000)	(3,020,000)	(818,000)
Project Expenses	(861,000)	(1,133,000)	(1,804,000)	(2,043,000)

Segment Total Expenses	$(42,759,000)	$(1,862,000)	$(44,686,000)	$(3,611,000)

Income (Loss) Before Tax	$51,833,000	$(1,433,000)	$50,314,000	$(2,820,000)

     Over the past 5 years, several large sales of water rights and land have generated the bulk of Vidlor’s revenues. Since the date of closing determines the accounting period in which the sales revenues and gross margin are recorded. Vidlor’s reported revenues and income fluctuate from quarter to quarter depending on the dates when specific transactions close. Consequently, sales of water rights and land for any individual quarter are not indicative of likely revenues for future quarters or the full financial year.
Sale of Harquahala Valley Irrigation District Water Rights, Arizona
     On June 30, 2005, Vidler closed on the sale of approximately 42,000 acre-feet of groundwater rights, and the related land, in the Harquahala Valley Irrigation District of Arizona to a real estate developer. The sales price of $94.4 million represented approximately $2,200 per acre-foot of transferable Harquahala Valley Irrigation District groundwater. After the repayment of borrowings collateralized by the properties ($4 million), the exercise of options to acquire certain farms that we sold in the transaction ($5.7 million), and closing & other costs ($1.2 million), Vidler received net cash proceeds of $83.4 million.
We intend to utilize Vidler’s available cash to:

•	continue developing new supplies of water in Lincoln County, Nevada (e.g., drilling costs and legal & professional fees);

•	pay federal and state tax liabilities arising from the sale, which are currently estimated at $23 million; and

•	we continue to investigate and evaluate water and land opportunities in the southwestern United States, which meet our risk/reward and value investing criteria, in particular assets which have the potential to add value to our existing assets.
Until suitable investments are identified, Vidler’s available cash will be invested in government obligations money market funds and selected investment-grade corporate bonds maturing in 2005 and 2006.

Segment Results
     In the second quarter of 2005, Vidler generated $94.6 million in revenues. The sale of the Harquahala Valley Irrigation District water rights added $94.4 million to revenues and approximately $55.5 million to income.
     Overhead Expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees. In the second quarter of 2005, Overhead Expenses included the accrual of $2.2 million in incentive compensation for Vidler management.
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
     In the second quarter of 2004, Vidler’s revenues totaled $429,000. The largest revenue item was $133,000 of interest earned on collateralized notes receivable related to the assets at Big Springs Ranch and West Wendover, Nevada, which were sold in 2003.
     In the first half of 2005, Vidler generated $95 million in revenues. The sale of the Harquahala Valley Irrigation District water rights and land added $94.4 million to revenues and approximately $55.5 million to income.
     In the first half of 2004, Vidler’s revenues totaled $791,000. The largest revenue item was $293,000 of interest earned on collateralized notes receivable from the sale of assets at Big Springs Ranch and West Wendover, Nevada.
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
     Lincoln/Vidler has agreed to sell to the developer an amount of 2,100 acre-feet of water for approximately $15.7 million, which represents a price of $7,500 per acre-foot. The developer paid 20% of the purchase price in June 2005, and is scheduled to close and pay the balance in the third quarter of 2005.
     The developer also has up to 10 years to purchase an additional 7,240 acre-feet of water, as and when supplies are permitted from existing applications. The initial price of $7,500 per acre-foot will increase at 10% each year. In addition, the developer will pay a commitment fee equal to 10% of the outstanding balance of unpurchased water each year, beginning August 9, 2006, which will be applied to the purchase of water.
     Under the agreement between the Lincoln County Water District and Vidler Water Company, the proceeds from the sale of water will be shared equally after Vidler is reimbursed for the expenses incurred in developing water resources in Lincoln County.
NEVADA LAND & RESOURCE COMPANY, LLC

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Sale of Land	$1,775,000	$2,093,000	$3,778,000	$2,370,000
Lease and Royalty	141,000	143,000	286,000	316,000
Interest and Other	235,000	100,000	454,000	189,000

Segment Total Revenues	$2,151,000	$2,336,000	$4,518,000	$2,875,000

Expenses:
Cost of Land Sales	$(467,000)	$(1,171,000)	$(1,136,000)	$(1,283,000)
Operating Expenses	(506,000)	(493,000)	(966,000)	(946,000)

Segment Total Expenses	$(973,000)	$(1,664,000)	$(2,102,000)	$(2,229,000)

Income Before Tax	$1,178,000	$672,000	$2,416,000	$646,000

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
     In the second quarter of 2005, segment total revenues were $2.2 million. Nevada Land sold approximately 17,091 acres of land for $1.8 million. The average sales price was $104 per acre, and our average basis in the land sold was $27 per acre. The gross margin on land sales was $1.3 million, which represents a gross margin percentage of 73.7%.
     In the second quarter of 2004, segment total revenues were $2.3 million. Nevada Land sold approximately 21,285 acres of land for $2.1 million. The average sales price was $98 per acre, and our average basis in the land sold was $55 per acre. The gross margin on land sales was $922,000, which represents a gross margin percentage of 44%.
     The second quarter segment result improved by $506,000 year over year, principally due to a $386,000 higher gross margin from land sales year over year.
     For the first half of 2005, segment total revenues were $4.5 million. Nevada Land sold approximately 38,917 acres of land for $3.8 million. The average sales price was $97 per acre, and our average basis in the land sold was $29 per acre. The gross margin on land sales was $2.6 million, which represents a gross margin percentage of 69.9%.
     For the first half of 2004, segment total revenues were $2.9 million. Nevada Land sold approximately 25,009 acres of land for $2.4 million. The average sales price was $95 per acre, and our average basis in the land sold was $51 per acre. The gross margin on land sales was $1.1 million, which represents a gross margin percentage of 45.9%.
     The first half segment result improved by $1.8 million year over year, principally due to a $1.5 million higher gross margin from land sales year over year.
BUSINESS ACQUISITIONS AND FINANCING

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues (Charges):
Realized Gains (Losses):
On Sale or Impairment of Holdings	$333,000	$(436,000)	$1,887,000	$(832,000)
SFAS No. 133 Change in Warrants		(379,000)		(549,000)
Investment Income	1,646,000	1,416,000	1,906,000	1,604,000
Other	43,000	58,000	91,000	215,000

Segment Total Revenues	$2,022,000	$659,000	$3,883,000	$438,000

Segment Total Expenses	$(13,580,000)	$(6,444,000)	$(26,487,000)	$(10,782,000)

Income (Loss) Before Tax	$(11,558,000)	$(5,785,000)	$(22,604,000)	$(10,344,000)

     This segment contains businesses, interests in businesses, and other parent company assets. The largest holding in this segment is Jungfraubahn Holding AG, which has a market value and carrying value of $46.4 million (before taxes) at June 30, 2005.
     Revenues in this segment vary considerably from quarter to quarter, primarily due to fluctuations in net realized gains or losses on the sale of investments. The expenses recorded in this segment primarily consist of holding company costs which are not allocated to our other segments, mostly notably expenses related to the PICO Holdings, Inc. Stock Appreciation Rights (“SAR”) Program, as explained in following paragraphs. Consequently, segment income (loss) can fluctuate due to both realized gains (losses) as discussed above, and SAR expense, which is directly related to changes in the PICO stock price.
     In the second quarter of 2005, Business Acquisitions and Financing segment revenues were $2 million. The largest contributor to revenues was investment income of $1.6 million, which included $1.1 million from Jungfraubahn Holding AG’s annual dividend payment for 2004 which was declared and paid in May 2005. After total expenses of $13.6 million, the segment incurred a loss before taxes of $11.6 million for the second quarter of 2005.

Segment expenses included:
•	a $7.4 million expense related to the PICO Holdings, Inc. Stock Appreciation Rights (“SAR”) Program. From 2003, the change in the “in the money” amount (i.e., the difference between the market value of PICO stock and the exercise price of the SAR) of SAR outstanding during each quarter is being recorded through the consolidated statement of operations. An increase in the “in the money” amount of SAR (i.e., if the price of PICO stock rises during the quarter) is recorded as an expense. Substantially all of the second quarter 2005 $7.4 million SAR expense resulted from the $3.85 per share (14.9%) increase in the PICO stock price during the quarter, from $25.91 at March 31, 2005 to $29.76 at June 30, 2005. Excluding the new shares issued in the stock offering during the second quarter, PICO’s equity market capitalization increased more than $47.6 million during the second quarter of 2005;

•	an accrual of $2.6 million for incentive compensation following the increase in PICO’s book value per share during the first six months of 2005, which primarily resulted from unrealized appreciation in investments and the income earned on Vidler’s sale of water rights in the Harquahala Valley. See Vidler Water Company segment in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Six of PICO’s officers participate in an incentive compensation program tied to growth in the Company’s book value per share relative to pre-determined threshold. Based on the Company’s first half results, it is highly probable that incentive compensation will be payable in 2006 in respect of 2005 performance, so an accrual has been made at June 30, 2005. The amount payable is subject to change depending on the change in the book value per share, and in the threshold, during the remainder of 2005; and

•	a $1.7 million non-cash expense related to foreign currency. Our interests in Swiss public companies are held by Global Equity SA, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity SA’s funding comes from a loan from PICO, which is denominated in Swiss Francs. During accounting periods when the Swiss Franc depreciates relative to the US dollar—such as the second quarter and first half of 2005—under GAAP, we are required to record an expense through the statement of operations to reflect the fact that Global Equity SA owes PICO fewer US dollars. In Global Equity SA’s financial statements, an equivalent amount is reflected in the foreign currency translation component of shareholders’ equity (since it owes PICO fewer US dollars); however, this does not go through the statement of operations. Accordingly, we are required to record a $1.7 million expense in PICO’s statement of operations in the second quarter of 2005, even though there was no net impact on shareholders’ equity before related tax effects.
     For the second quarter of 2004, Business Acquisitions and Financing segment revenues were $659,000. Net realized losses were $436,000, including a $687,000 charge for other-than-temporary impairment to reflect a decline in the market value of our holding in Accu Holding AG during the second quarter of 2004, partially offset by $251,000 in net realized gains on the sale of other securities. In addition, a $379,000 decline in the estimated fair value of warrants we owned to buy shares in HyperFeed was recorded as a realized loss in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Investment income was $1.4 million, including a $1 million annual dividend from Jungfraubahn. After segment expenses of $6.4 million, the segment reported a loss before taxes of $5.8 million for the second quarter of 2004. Segment expenses included SAR expense of $4.7 million and foreign currency expense of $293,000.
     In the first half of 2005, Business Acquisitions and Financing segment revenues were $3.9 million. Net realized gains were $1.9 million, including gains of $1.2 million from sale of shares in Raetia Energie AG and $508,000 from the sale of Keweenaw Land Association, Limited. After total expenses of $26.5 million, the segment incurred a loss before taxes of $22.6 million for the first half of 2005. Segment expenses included $2.6 million for the accrual of incentive compensation, foreign currency expense of $3 million, and SAR expense of $17.3 million, resulting from an $8.99 per share (43.3%) increase in the PICO stock price during the first half of 2005, which represents a $111.2 million increase in market capitalization (excluding new shares issued in the stock offering).
     For the first half of 2004, Business Acquisitions and Financing segment revenues were $438,000. Net realized losses of $832,000 included $1.3 million in charges for other-than-temporary impairment of our holdings in SIHL, Accu Holding, and Phoenix Capital, Inc. to reflect a decline in the market value of these securities during the first half of 2004, partially offset by $493,000 in net realized gains on the sale of other securities. In addition, a $549,000 decline in the estimated fair value of warrants we owned to buy shares in HyperFeed was recorded as a loss in accordance with SFAS No. 133. Investment income was $1.6 million, including a $1 million dividend from Jungfraubahn. After segment expenses of $10.8 million, the segment incurred a loss before taxes of $10.3 million for the first half of 2004. Segment expenses included SAR expense of $6.2 million and foreign currency expense of $158,000.
     In 2004, PICO provided a $1.5 million secured convertible promissory note to our 51%-owned subsidiary, HyperFeed Technologies, Inc. In March 2005, the amount of the note was increased to $4 million. The principal outstanding on the note was zero at December 31, 2004, $1.1 million at March 31, 2005, and $2.8 million at June 30, 2005. The note matures in March 2006, interest is payable on the outstanding balance at the prime rate plus 2.75%, and PICO has the right to convert all or part of the amount due into HyperFeed common stock. The conversion price is the lower of either $1.62, or 80% of the 5-day moving average price of HyperFeed common stock on the conversion date. In the accompanying consolidated financial statements, the principal and interest owing from HyperFeed to PICO are eliminated on consolidation.
INSURANCE OPERATIONS IN RUN OFF

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Investment Income	$700,000	$724,000	$1,365,000	$1,363,000
Realized Investment Gains	2,701,000	200,000	4,627,000	432,000
Other

Segment Total Revenues	$3,401,000	$924,000	$5,992,000	$1,795,000

Expenses:
Operating and Underwriting Expenses	$(247,000)	$(241,000)	$(585,000)	$(586,000)

Segment Total Expenses	$(247,000)	$(241,000)	$(585,000)	$(586,000)

Income (Loss) Before Taxes:
Physicians Insurance Company of Ohio	$2,160,000	$337,000	$4,326,000	$561,000
Citation Insurance Company	994,000	346,000	1,081,000	648,000

Segment Income Before Tax	$3,154,000	$683,000	$5,407,000	$1,209,000

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
     The Insurance Operations in Run Off segment generated total revenues of $3.4 million in the second quarter of 2005, compared to $924,000 in the second quarter of 2004. Investment income was $700,000 in the second quarter of 2005, compared to $724,000 in the second quarter of 2004. Realized investment gains were $2.7 million in the second quarter of 2005, compared to $200,000 in the second quarter of 2004. In the second quarter of 2005, realized gains included $1.8 million from the sale of approximately 18% of the insurance companies’ original investment in a domestic stock, as well as a number of smaller gains.
     Operating and underwriting expenses were $247,000 in the second quarter of 2005, compared to $241,000 in the second quarter of 2004. Consequently, segment income increased from $683,000 in the second quarter of 2004 to $3.2 million in the second quarter of 2005.
     The Insurance Operations in Run Off segment generated total revenues of $6 million in the first half of 2005, compared to $1.8 million in the first half of 2004. Investment income was approximately $1.4 million in both the first half of 2005 and the first half of 2004. Realized investment gains were $4.6 million in the first half of 2005, compared to $432,000 in the first half of 2004. The 2005 realized gains included the $1.8 million gain on the partial sale of a domestic stock in the second quarter discussed above, $1.3 million from the sale of Physicians’ remaining holding in Keweenaw Land Association, Limited, $650,000 from the sale of another unrelated domestic stock, and a number of smaller gains.
     Operating and underwriting expenses were $585,000 in the first half of 2005, little changed from $586,000 in the first half of 2004. Consequently, segment income increased from $1.2 million in the first half of 2004 to $5.4 million in the first half of 2005.
     On February 7, 2005, we reported on Schedule 13G that Physicians and Citation own a total of 310,000 common shares of Consolidated-Tomoka Land Co. (Amex: CTO), representing approximately 5.5% of CTO. Consolidated-Tomoka owns approximately 12,000 acres of land in and around Daytona Beach, Florida, and a portfolio of income properties in the southeastern United States. The investment was purchased between September 2002 and February 2004 at a cash cost of $6.5 million, or approximately $20.90 per CTO share. At June 30, 2005, the market value and carrying value of the investment was $26.7 million (before taxes).
     No other investments of the insurance companies have reached a threshold requiring public disclosure under the securities laws of the countries where the investments are held.

Physicians Insurance Company of Ohio
     At June 30, 2005, Physicians’ loss and loss adjustment reserves were $15.3 million, net of reinsurance, compared to $15.5 million at March 31, 2005, and $16.4 million at December 31, 2004. Reserves decreased by $202,000 during the second quarter and $1.1 million during the first half, due to the payment of losses and loss adjustment expenses. No unusual trends in claims were noted.
PHYSICIANS INSURANCE COMPANY OF OHIO — LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	June 30, 2005	March 31, 2005	December 31, 2004

Direct Reserves	$18.4 million	$18.6 million	$19.6 million
Ceded Reserves	(3.1)	(3.1)	(3.2)

Net Medical Professional Liability Insurance Reserves	$15.3 million	$15.5 million	$16.4 million

Citation Insurance Company
     At June 30, 2005, Citation’s claims reserves were $20.8 million, net of reinsurance, consisting of $9.3 million in net property and casualty insurance reserves and $11.5 million in net workers’ compensation reserves. At March 31, 2005, Citation’s claims reserves were $21.6 million, net of reinsurance, consisting of $9.8 million in net property and casualty insurance reserves and $11.8 million in net workers’ compensation reserves. At December 31, 2004, Citation’s claims reserves were $22.3 million, net of reinsurance, consisting of $10.2 million in net property and casualty insurance reserves and $12.1 million in net workers’ compensation reserves. There were no unusual trends in claims during the first half of 2005.
     During the second quarter of 2005, Citation’s net property and casualty insurance reserves declined by $486,000 due to the payment of $1.1 million in direct losses (i.e., claims) and loss adjustment expenses, partially offset by the recovery of approximately $617,000 from reinsurance companies.
     During the first half of 2005, Citation’s net property and casualty insurance reserves declined by $944,000 due to the payment of $1.6 million in direct losses and loss adjustment expenses, partially offset by the recovery of approximately $673,000 from reinsurance companies.
     During the second quarter of 2005, Citation’s net workers’ compensation reserves declined by $295,000 due to the payment of $541,000 in direct losses and loss adjustment expenses, partially offset by the recovery of approximately $246,000 from reinsurance companies.
     During the first half of 2005, Citation’s net workers’ compensation reserves declined by $528,000 due to the payment of $976,000 in direct losses and loss adjustment expenses, partially offset by the recovery of approximately $448,000 from reinsurance companies.
CITATION INSURANCE COMPANY — LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	June 30, 2005	March 31, 2005	December 31, 2004

Property & Casualty Insurance
Direct Reserves	$10.0 million	$11.1 million	$11.6 million
Ceded Reserves	(0.7)	(1.3)	(1.4)

Net Property & Casualty Insurance Reserves	$9.3 million	$9.8 million	$10.2 million

Workers’ Compensation Insurance
Direct Reserves	$23.8 million	$24.3 million	$24.8 million
Ceded Reserves	(12.3)	(12.5)	(12.7)

Net Workers’ Compensation Insurance Reserves	$11.5 million	$11.8 million	$12.1 million

Total Reserves	$20.8 million	$21.6 million	$22.3 million

HYPERFEED TECHNOLOGIES

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenues:
Service	$1,045,000	$1,417,000	$1,934,000	$2,255,000
Investment Income		1,000		8,000

Segment Total Revenues	$1,045,000	$1,418,000	$1,934,000	$2,263,000

Expenses:
Cost of service	$(279,000)	$(458,000)	$(562,000)	$(922,000)
Depreciation and amortization	(196,000)	(201,000)	(409,000)	(415,000)
Other	(2,139,000)	(2,268,000)	(4,231,000)	(5,088,000)

Segment Total Expenses	$(2,614,000)	$(2,927,000)	$(5,202,000)	$(6,425,000)

Segment Loss Before Taxes and Minority Interest	$(1,569,000)	$(1,509,000)	$(3,268,000)	$(4,162,000)

     During the second quarter of 2005, HyperFeed generated $1 million in revenues. Service revenues were $1 million and the costs of service were $279,000, resulting in gross margin of $766,000. After the deduction of $2.3 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $1.6 million. For more information, please refer to HyperFeed’s 10-Q for the second quarter of 2005, which should be filed with the SEC on or before August 10, 2005, the contents of which are not incorporated into this 10-Q.
     During the second quarter of 2004, HyperFeed generated $1.4 million in revenues. Service revenues were $1.4 million and the costs of service were $458,000, resulting in gross margin of $959,000.
     During the first half of 2005, HyperFeed generated $1.9 million in revenues. Service revenues were $1.9 million and the costs of service were $562,000, resulting in gross margin of $1.4 million.
     During the first half of 2004, HyperFeed generated $2.3 million in revenues. Service revenues were $2.3 million and the costs of service were $922,000, resulting in gross margin of $1.3 million.
DISCONTINUED OPERATIONS
     During 2003, HyperFeed sold two businesses, which are now recorded as discontinued operations: its retail trading business sold in the second quarter of 2003, and its consolidated market data feed customers sold in the fourth quarter of 2003. The discontinued operations of HyperFeed generated an after-tax loss of $17,000 in the second quarter of 2005, compared to a $37,000 after-tax loss in the second quarter of 2004. In the first half of 2005, the discontinued operations of HyperFeed generated an after-tax loss of $40,000, compared to income of $14,000 after-tax in the first half of 2004.
LIQUIDITY AND CAPITAL RESOURCES—SIX MONTHS ENDED JUNE 30, 2005 AND 2004
     PICO’s assets primarily consist of our operating subsidiaries, holdings in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $111.9 million in cash and equivalents at June 30, 2005, compared to $15.3 million at March 31, 2005 and $17.4 million at December 31, 2004.
     In addition to cash and cash equivalents, at June 30, 2005, the consolidated group held fixed-income securities with a market value of $47.1 million, and equities with a market value of $173.3 million.
     Our cash flow fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our insurance company investment portfolios. Our primary sources of funds include cash balances, cash flow from operations, the sale of holdings, and—potentially—the proceeds of borrowings or offerings of equity and debt.
     In broad terms, the cash flow profile of our principal operating subsidiaries is:
•	As Vidler’s water assets are monetized, Vidler is generating free cash flow as receipts from the sale of land, water rights, and net recharge credits and from leasing water have overtaken maintenance capital expenditure, financing costs, and operating expenses;

•	Nevada Land is actively selling land which has reached its highest and best use. Nevada Land’s principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land’s operating costs, so Nevada Land is generating strong cash flow;
•	Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation. The funds to pay claims are coming from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance companies; and
•	HyperFeed manages its own cash and cash equivalents balances and borrowings. At June 30, 2005, HyperFeed held approximately $177,000 in cash and cash equivalents, and external borrowings of $500,000. In addition to the external borrowings, at June 30, 2005, HyperFeed had drawn $2.8 million of principal on a $4 million secured convertible promissory note granted by PICO, which is eliminated from our financial statements on consolidation. See “Business Acquisitions and Financing” segment in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.
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
     As shown in the Condensed Consolidated Statements of Cash Flow, cash and cash equivalents increased by $94.5 million in the first half of 2005, compared to a $6.7 million net decrease in the first half of 2004.
     During the first half of 2005, Operating Activities generated cash of $82.3 million. Vidler’s sale of water rights and land in the Harquahala Valley Irrigation District generated an operating cash inflow of approximately $87.4 million ($94.4 million gross sales price, less $5.7 million to exercise of options to acquire certain farms that we sold in the transaction, and $1.2 million closing and other costs). All other operating activities resulted in a net cash outflow of $4.1 million.
     In the first half of 2004, cash of $7.5 million was used in Operating Activities, including $623,000 of cash used in discontinued operations of HyperFeed. Operating cash flows included the collection of $2.3 million of principal on collateralized notes receivable related to Vidler’s sale of assets at Big Springs Ranch and West Wendover in 2003.
     The principal uses of cash in 2005 and 2004 include operating expenses at Vidler, the payment of claims by Citation and Physicians, and group overhead.
     Investing Activities used $8.2 million of cash in the first half of 2005, compared to $1.8 million of cash used in the first half of 2004. In 2005, cash inflows of $10.3 million from the sale of stocks exceeded cash outflows of $9.1 million for the purchase of stocks. The sale or maturity of fixed-income securities provided cash of $5.2 million. Approximately $13.3 million of cash was used to purchase fixed-income securities, principally due to the investment of liquid funds by the parent company in corporate bonds maturing in 2005 and 2006. In 2004, the sale and maturity of fixed-income securities exceeded new purchases, providing a $9.8 million net cash inflow. The principal investing cash outflows in 2004 were the net investment of $9.2 million in stocks, and $1.3 million to purchase the minority shareholdings in Vidler Water Company and SISCOM, Inc.
     Financing Activities provided $17.5 million of cash in the first half of 2005. This primarily represented the sale of 905,000 newly-issued shares of PICO common stock for net proceeds of $21.4 million, partially offset by the repayment of $3.9 million in principal on notes collateralized by certain of the farm properties which Vidler sold in the Harquahala Valley Irrigation District. Financing Activities generated $2.5 million in the first half of 2004, principally due to a $2.4 million increase in Swiss franc borrowings to fund additional purchases of stocks in Switzerland.
     Over the next 12 months, we anticipate making cash payments of approximately $23 million for federal and state taxes.
     At June 30, 2005, PICO had no significant commitments for future capital expenditures.
Share Repurchase Program
     In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

     As of June 30, 2005, no stock had been repurchased under this authorization.
Item 3: Quantitative and Qualitative Disclosure about Market Risk
     PICO’s balance sheets include a significant amount of assets and liabilities the fair value of which are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed-maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO’s borrowings are short to medium term in nature and therefore approximate fair value. At June 30, 2005, PICO had $47.1 million of fixed-maturity securities and mortgage participation interests, $173.3 million of marketable equity securities that were subject to market risk, of which $91.2 million were denominated in foreign currencies, primarily Swiss francs. PICO’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. We do not anticipate any near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
     PICO uses two models to report the sensitivity of its assets and liabilities subject to the above risks. For its fixed-maturity securities and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $991,000 for a 100 basis point increase in interest rates on its fixed-maturity securities and mortgage participation interests. The hypothetical 20% decrease in fair value of PICO’s marketable equity securities produced a loss in fair value of $34.7 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of PICO’s foreign denominated investments produced a loss of $15.8 million that would impact the foreign currency translation in shareholders’ equity.
Item 4: Controls and Procedures
     Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There were no material changes in controls and procedures for the three and six months ended June 30, 2005.
Part II: Other Information
Item 1: Legal Proceedings
     The Company is subject to various litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     On May 6, 2005, the Company completed a private placement of 905,000 newly-issued common shares to accredited investors at a price of $25 per share, for net proceeds of $21.4 million. The sale of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant the Section 4(2) thereof. Under the terms of the agreement between the Company and the accredited investors, the Company filed a Registration Statement on Form S-3 with the SEC to register these 905,000 common shares for resale and naming the accredited investors as Selling Shareholders therein. The SEC declared the registration statement effective July 14, 2005. The Selling Shareholder table from the registration statement is incorporated by reference into this Item 2 of Part II of this report.

Item 3: Defaults Upon Senior Securities
     None
Item 4: Submission of Matters to a Vote of Security Holders
     None
Item 5: Other Information
     None

Item 6: Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of PICO.(1)

3.2	Amended and Restated By-laws of PICO.(2)

10.1	PICO Holdings, Inc. 2003 Stock Appreciation Rights Program.(3)

10.2	Employment Agreement of Ronald Langley.(4)

10.3	Employment Agreement of John R. Hart.(4)

10.4	Bonus Plan of Dorothy A. Timian-Palmer.(4)

10.5	Bonus Plan of Stephen D. Hartman.(4)

10.6	Director’s Compensation.(5)

21.	Subsidiaries of PICO.(6)

31.1.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to exhibit of same number filed with Form 8-K dated December 4, 1996.

(2)	Filed as Appendix to the prospectus in Part I of Registration Statement on Form S-4 (File No. 333-06671).

(3)	Incorporated by reference to Proxy Statement for Annual Meeting of Shareholders to be Held on July 17, 2003, dated May 23, 2003, and filed with the SEC on April 30, 2003.

(4)	Incorporated by reference to exhibit of same number to the Company’s current report on Form 8-K filed February 25, 2005.

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed March 16, 2005.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for 2004, filed with the SEC on May 27, 2005. See Note 1 of Notes To Consolidated Financial Statements, “Nature of Operations and Significant Accounting Policies.”

PICO HOLDINGS, INC. AND SUBSIDIARIES
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Dated: August 4, 2005	By:	/s/ Maxim C. W. Webb

Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)