Form 10-Q
period 2005-09-30
PICO HOLDINGS INC /NEW
filed 2005-11-08
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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

YES X    NO__

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X    NO__

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 13,271,440 as of September 30, 2005, excluding 3,228,300 shares of common stock held by the registrant’s subsidiaries.

PICO HOLDINGS, INC.
FORM 10-Q
For the Three and Nine Months Ended September 30, 2005

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Investments	$291,262,616	$182,457,429
Cash and cash equivalents	21,037,209	17,407,138
Notes and other receivables, net	13,753,322	14,951,973
Reinsurance receivables	16,159,171	17,157,329
Real estate and water assets, net	80,299,290	110,700,456
Property and equipment, net	1,682,383	2,436,921
Other assets	7,416,126	9,512,807
Other assets - Discontinued Operations	55,593	6,970
Total assets	$431,665,710	$354,631,023

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$ 50,999,862	$ 55,994,375
Reinsurance balance payable	323,501	673,024
Stock appreciation rights liability		15,731,741
Deferred compensation	42,187,257	2,730,069
Bank and other borrowings	12,513,512	18,020,559
Net deferred income taxes	13,332,293	9,193,060
Income taxes payable	3,362,982
Other liabilities	19,792,435	9,259,188
Other liabilities - Discontinued Operations	228,928	759,372
Total liabilities	142,740,770	112,361,388
Minority interest	1,125,645	2,340,337
Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
17,706,923 issued at September 30, 2005 and 16,801,923 issued at December 31, 2004	17,707	16,802
Additional paid-in capital	257,466,412	236,089,222
Retained earnings	52,870,269	45,524,219
Accumulated other comprehensive income	55,872,391	36,725,700
Treasury stock, at cost (common shares: 4,435,483 in 2005 and 4,435,444 in 2004)	(78,427,484)	(78,426,645)
Total shareholders' equity	287,799,295	239,929,298
Total liabilities and shareholders' equity	$431,665,710	$354,631,023

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Net investment income	$2,107,541	$1,180,360	$5,919,806	$4,655,469
Net realized gain (loss) on investments	502,664	(476,495)	7,017,213	(1,426,357)
Sale of real estate and water assets	3,914,241	1,151,335	102,239,065	3,523,878
Rents, royalties and lease income	187,258	303,654	771,816	913,336
Service revenue	1,406,844	1,914,488	3,340,427	4,169,049
Other	19,121	233,196	176,269	633,591
Total revenues	8,137,669	4,306,538	119,464,596	12,468,966
Costs and Expenses:
Operating and other costs	10,907,059	5,595,526	31,474,946	19,382,304
Stock appreciation rights expense	6,617,520	346,168	23,894,243	6,528,573
Cost of real estate and water assets sold	1,446,442	527,637	40,471,389	1,812,348
Cost of service revenue	440,053	370,470	1,002,050	1,291,935
Depreciation and amortization	496,905	608,011	1,622,287	1,699,871
Interest	79,379	252,335	584,510	619,008
Total costs and expenses	19,987,358	7,700,147	99,049,425	31,334,039
Income (loss) before income taxes and minority interest	(11,849,689)	(3,393,609)	20,415,171	(18,865,073)
Provision (benefit) for income taxes	(2,259,342)	(692,390)	14,319,896	(4,290,154)
Income (loss) before minority interest	(9,590,347)	(2,701,219)	6,095,275	(14,574,919)
Minority interest in loss of subsidiaries	231,514	563,657	1,214,692	2,872,990
Income (loss) from continuing operations	(9,358,833)	(2,137,562)	7,309,967	(11,701,929)
Income (loss) from discontinued operations, net of tax	75,732	(45,181)	36,083	(30,703)
Net income (loss)	$(9,283,101)	$(2,182,743)	$7,346,050	$(11,732,632)

Net income (loss) per common share - basic and diluted:
Income (loss) from continuing operations	$(0.71)	$(0.18)	$0.57	$(0.95)
Discontinued operations	0.01
Net income (loss) per common share	$(0.70)	$(0.18)	$0.57	$(0.95)
Weighted average shares outstanding	13,271,440	12,367,664	12,859,162	12,368,952

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$62,322,812	$(6,462,879)
Net cash used in operating activities of discontinued operations	(579,067)	(386,306)
	61,743,745	(6,849,185)
INVESTING ACTIVITIES:
Purchases of investments	(94,697,270)	(21,939,685)
Proceeds from sale of investments	17,379,539	18,450,703
Proceeds from maturity of investments	1,250,000	5,325,000
Purchases of property and equipment and costs capitalized to water storage facilities	(722,443)	(801,125)
Proceeds from the sale of property and equipment	1,550	40,248
Purchases of minority interest in subsidiaries		(1,322,124)
Capitalized software costs	(2,156,587)	(1,044,631)
Net cash used in investing activities	(78,945,211)	(1,291,614)

FINANCING ACTIVITIES:
Proceeds from common stock offering, net	21,378,095
Repayment of debt	(3,915,176)	(161,456)
Proceeds from borrowings	35,000	2,595,000
Proceeds from exercise of stock options (HyperFeed)	7,633	38,212
Purchase of treasury stock for deferred compensation plans	(839)	(98,602)
Net cash provided by financing activities	17,504,713	2,373,154

Effect of exchange rate changes on cash	3,326,824	68,068

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,630,071	(5,699,577)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,407,138	24,348,693

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,037,209	$18,649,116

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$566,831	$562,368
Cash paid for taxes	$19,917,021	$136,164

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

The preparation of condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of the carrying value of real estate and water assets, investments, unpaid losses and loss adjustment expenses, deferred income taxes, accounts and loans receivable, and contingent liabilities. While management believes that the carrying values of such assets and liabilities are appropriate as of September 30, 2005 and December 31, 2004, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation (2004 As Restated)/Deferred Compensation

On September 21, 2005, the Company amended its cash-based Stock Appreciation Rights Program (the “SAR program”). The amendment of the SAR Program froze and monetized the value of each participants' SAR. The Company intends to replace the cash-based SAR Program with a stock-based SAR Program, subject to shareholder approval. At the date of the amendment, the accrued benefit payable under this program was $39.4 million based on a PICO stock price of $33.23 per share. Concurrently with the amendment of the SAR Program, the participants elected to defer substantially all of amounts due to them by transferring the amounts into deferred compensation Rabbi Trusts established by the Company. Consequently, including previously deferred compensation, the Company has a total deferred compensation liability of $42.2 million at September 30, 2005 representing deferred compensation payable to various members of management and its Directors and no remaining Stock Appreciation Rights payable.

The Company applies the provisions of Emerging Issues Task Force No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. In summary, investment returns generated are reported within the Company’s financial statements (with a corresponding increase in the trust assets) and an expense is recorded within the caption, Operating and other costs for increases in the market value of the assets held with a corresponding increase in the deferred compensation liability (except in the case of PICO stock, which is reported as Treasury Stock, at cost). In the event the trust assets decline in value, the Company will recover previously expensed compensation.

The trust accounts hold various investments that are consistent with the Company’s investment policy. Such investments are held in separate accounts and are reported in the accompanying consolidated balance sheets within the line item Investments. Assets of the trust will be distributed according to predetermined payout elections established by each employee.

Included in the accompanying condensed consolidated financial statements, in the case of “in the money” SARs (i.e., the market price of PICO stock is higher than the exercise price of the SAR), a charge was recorded in the statement of operations. The charge recognized the change during the periods presented in the difference between the exercise price of “in the money” SARs and the market value of PICO stock at the end of the period. For the three months ended September 30, 2005 and 2004, a charge of $6.6 million and $346,000, respectively, was recorded. For the nine months ended September 30, 2005 and 2004, a charge of $23.9 million and $6.5 million, respectively, was recorded.

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

Subsequent to the issuance of the Company’s March 31, 2005 condensed consolidated financial statements, the Company identified an inadvertent incorrect conclusion in its pro forma stock-based compensation disclosure of recorded compensation expense and fair value based compensation expense related to SARs. The correction increased pro forma net loss in the 2004 disclosure for the three and nine months ended September 30, 2004 to $2.2 million (basic and diluted net loss per share of $0.18) and $11.7 million (basic and diluted net loss per share of $0.95), respectively, from a pro forma net loss of $2 million (pro forma basic and diluted net loss per share of $0.16) and $7.4 million (pro forma basic and diluted net loss per share of $0.60), respectively.

The correction of the disclosure had no effect on any of the Company’s previously reported consolidated balance sheets or on the consolidated statements of operations, shareholders’ equity and cash flows for any period.

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 148, the Company’s net loss per share would approximate the following pro forma amounts for the three and nine months ended September 30 (Note that the Company’s SARs have no impact on the following table as SARs are accounted for the same way under both APB No. 25 and SFAS No. 123):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
Reported net income (loss)	$(9,283,101)	$(2,182,743)	$7,346,050	$(11,732,632)
Add: stock-based compensation recorded, net of income tax
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income tax
Pro forma net income (loss)	$(9,283,101)	$(2,182,743)	$7,346,050	$(11,732,632)
Reported net income (loss) per share: basic and diluted	$(0.70)	$(0.18)	$0.57	$(0.95)
Pro forma net income (loss) per share: basic and diluted	$(0.70)	$(0.18)	$0.57	$(0.95)

No stock-based compensation is reported in the table above since the only awards outstanding were SARs, which are not subject to the fair value method prescribed by SFAS 123.

The effects of applying SFAS No. 148 in this pro forma disclosure are not indicative of future amounts.

Employee Incentive Awards

For the three and nine months ended September 30, 2005, the Company accrued $3.7 million and $6.3 million, respectively in incentive awards payable to certain members of management in accordance with the provisions of the Company’s incentive bonus plan. The accrual will change based on fluctuation in book value of the Company for the remainder of 2005. In addition, for the three and nine months ended September 30, 2005 $30,000 and $2.2 million, respectively was recorded for certain members of Vidler Water Company’s (“Vidler”) management based on the combined net income of Vidler and Nevada Land and Resource Company (“NLRC”) in accordance with the related bonus plan.

Provision for Income Taxes

The benefit for income taxes for the three months ended September 30, 2005 and the provision for income taxes for the nine months ended September 30, 2005 include estimated federal and state tax charges based on the consolidated pre-tax income. The effective tax rate for the three months ended September 30, 2005 is 19% primarily due to the lack of tax benefit on the losses from HyperFeed. For the nine months ended September 30, 2005 the effective rate is approximately 70%, primarily due to the accrual of state taxes on Vidler’s pre-tax income, the lack of tax benefit on HyperFeed’s losses, and permanent differences between accounting and taxable income primarily arising from certain management compensation which is not tax-deductible. The benefit for income taxes for the three and nine months ended September 30, 2004 is at an effective rate of 20% and 23%, respectively primarily due to the lack of tax benefit on HyperFeed’s losses.

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

That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). Until September 21, 2005 PICO had a cash based SAR plan which is included in these provisions and described as a Share-based Liability plan. PICO recorded compensation expense under the variable plan method using the intrinsic value of the SARs.

2.	Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average shares outstanding during the period. For the three and nine months ended September 30, 2005 and September 30, 2004, the Company had no common stock equivalents, and consequently, diluted earnings per share is identical to basic earnings per share. On May 6, 2005, the Company issued an additional 905,000 shares in a private placement.

3.	Comprehensive Income

The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income for the Company includes foreign currency translation and unrealized gains and losses on available for sale securities.

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(9,283,101)	$(2,182,743)	$7,346,050	$(11,732,632)
Net change in unrealized gains and losses on available for sale investments	1,050,150	4,827,714	19,618,815	14,537,798
Net change in foreign currency translation	(5,728)	250,134	(472,124)	(51,004)
Total comprehensive income (loss)	$(8,238,679)	$2,895,105	$26,492,741	$2,754,162

Total comprehensive loss for the three months ended September 30, 2005 is net of deferred income tax benefit of $93,000. Total comprehensive income for the nine months ended September 30, 2005 is net of deferred income tax charges of $4.1 million. Total comprehensive income for the three and nine months ended September 30, 2004 is net of deferred income tax benefit of $79,000 and $182,000, respectively.

The components of accumulated other comprehensive income:

	September 30, 2005	December 31, 2004
Net unrealized gains on available for sale investments	$61,565,977	$41,947,162
Foreign currency translation	(5,693,586)	(5,221,462)
Accumulated other comprehensive income	$55,872,391	$36,725,700

Accumulated other comprehensive income is net of deferred income tax liabilities of $29.9 million and $18.2 million at September 30, 2005 and December 31, 2004, respectively.

4.	Commitments and Contingencies

On November 2, 2004, the Company entered into a Secured Convertible Promissory Note Agreement (“Note”) with the Company’s 51%-owned subsidiary, HyperFeed Technologies, Inc. (“HyperFeed”). On March 28, 2005, the terms of the note were modified to increase the maximum borrowing under the note from $1.5 million to $4 million and to change the exercise price of the conversion right to the lesser of 80% of the 5 day average at March 28, 2005, or 80% of the 5 day average at the exercise date. In August, 2005 the note was again modified to increase the line of credit to $6 million and change the exercise price to the lesser of $1.36 per share or 80% of the 5 day average at the date of exercise and in doing so, HyperFeed issued to PICO a warrant to purchase 125,000 common shares of HyperFeed at $1.70 per share. The Company can elect to convert any part of the principal and interest outstanding into common stock of HyperFeed at any time.

At September 30, 2005 the principal and interest outstanding on the note was $4.7 million. During October 2005, HyperFeed drew a further $1.4 million to bring the outstanding principal balance to $6 million. On November 1, 2005, PICO elected to convert the entire outstanding principal and interest of $6.1 million in accordance with the provisions of the convertible note into 4,546,479 newly issued common shares of HyperFeed ($1.36 per share). Consequently, PICO’s ownership of HyperFeed’s common stock outstanding has increased from 50.1% to 80.1%.

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

The accounting policies of the reportable segments are the same as those described in the Company’s 2004 Annual Report on Form 10-K/A. Management analyzes segments using the following information:

	September 30, 2005	December 31, 2004
Segment Assets:
Vidler Water Company	$86,467,419	$83,533,742
Nevada Land and Resource Company	59,248,900	47,391,982
Business Acquisitions and Financing	130,675,088	87,905,906
Insurance Operations in Run Off	150,642,538	131,824,847
HyperFeed Technologies, Inc.	4,631,765	3,974,546
	$431,665,710	$354,631,023

Segment revenues and income (loss) before taxes and minority interest for the three and nine months of 2005 and 2004 were:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Revenues:
Vidler Water Company	$789,984	$462,089	$95,789,510	$1,253,731
Nevada Land and Resource Company	4,277,212	1,336,219	8,795,171	4,211,177
Business Acquisitions and Financing	859,731	(244,643)	4,743,211	192,940
Insurance Operations in Run Off	803,828	837,180	6,796,125	2,632,659
HyperFeed Technologies, Inc.	1,406,914	1,915,692	3,340,579	4,178,460
Total Revenues	$8,137,669	$4,306,538	$119,464,596	$12,468,966
Income (loss) Before Taxes and Minority Interest:
Vidler Water Company	$(1,287,282)	$(1,439,997)	$49,027,144	$(4,259,703)
Nevada Land and Resource Company	2,379,487	461,472	4,795,600	1,107,632
Business Acquisitions and Financing	(11,607,367)	(2,187,178)	(34,212,034)	(12,531,943)
Insurance Operations in Run Off	470,174	556,417	5,877,631	1,765,479
HyperFeed Technologies, Inc.	(1,804,701)	(784,323)	(5,073,170)	(4,946,538)
Income (loss) before taxes and minority interest	$(11,849,689)	$(3,393,609)	$20,415,171	$(18,865,073)

6.  Sale of Harquahala Valley Property

On June 30, 2005, the Company completed a sale of approximately 42,000 acre-feet of water rights and the related 15,470 acres of land in the Harquahala Valley for $94.4 million in cash. The cost of the land and water sold was $37.8 million for a gross margin of $56.6 million. After the Company paid closing and other costs of $1.2 million, paid off the notes and interest payable on the property of $4.4 million and exercised an option on certain of the properties sold for $5.7 million, net proceeds on the sale were $83.1 million.

7.  Lincoln County Water District, Nevada

On April 22, 2005, Lincoln County Water District and Vidler (“Lincoln/Vidler”) announced they had entered into an agreement to sell water to a developer.  Lincoln/Vidler has agreed to sell to the developer an amount of 2,100 acre-feet of water for approximately $15.7 million (to be split with Lincoln County), which represents a price of $7,500 per acre-foot. In October 2005, the Company closed on the sale and received the balance due. The Company’s share of the revenues allocated to the sale of the 2,100 acre-feet is expected to be $10.1 million and will be recorded in the fourth quarter of 2005. The cost of the water sold was approximately $983,000 for a gross margin of $9.1 million.

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

8.  Private Placement of Common Stock

On May 6, 2005, the Company completed a sale of 905,000 shares of newly-issued common stock to institutional investors at a price of $25 per share. After placement costs, the net proceeds to the Company were $21.4 million. The Company filed a registration statement on Form S-3 to register the shares under the Securities Act, which became effective in July 2005.

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

This Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements” regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “expects,”“anticipates,”“intends,”“plans,”“believes,”“seeks,”“estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-Q.

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

INTRODUCTION
PICO Holdings, Inc. (PICO and its subsidiaries are referred to as “PICO” and “the Company,” and by words such as “we” and “our”) is a diversified holding company. PICO seeks to acquire businesses and interests in businesses which we identify as undervalued based on fundamental analysis--that is, our assessment of what the business is worth, based on the private market value of its assets, earnings, and cash flow. We prefer long-established businesses, with a history of operating successfully through industry cycles, recessions, and geo-political disruptions, in basic, “old economy” industries. Typically, the businesses will be generating free cash flow and have a low level of debt, or, alternatively, strong interest coverage ratios or the ability to realize surplus assets. As well as being undervalued, the business must have special qualities such as unique assets, a potential catalyst for change, or be in an industry with attractive economics. We are also interested in acquiring businesses and interests in businesses where there is significant unrecognized value in land and other tangible assets.

We have acquired businesses by the acquisition of private companies, and the purchase of shares in public companies, both directly through participation in financing transactions and through open market purchases. When we buy a business or an interest in a business, we have a long-term horizon, typically 5 years or more. Selected acquisitions may become core operations; however, we are prepared to sell businesses if the price to be received exceeds the return we expect to earn if we retain ownership. We expect that most of our interests in businesses will ultimately be sold to other companies in the same industry seeking to expand or to gain economies of scale.

Our objective is to generate superior long-term growth in shareholders’ equity, as measured by book value per share. Over time, we anticipate that most of our net income and growth in shareholders’ equity will come from realized gains on the sale of assets and businesses, as opposed to ongoing operating earnings. Consequently, we anticipate that PICO’s earnings will fluctuate, and that the results for any one quarter or year are not necessarily indicative of our future performance.

Our business is currently separated into five major operating segments:
•	Vidler Water Company, Inc. (“Vidler”), which develops and owns water rights and water storage operations in the southwestern United States, primarily in Nevada and Arizona;
•	Nevada Land & Resource Company, LLC (“Nevada Land”), which owns approximately 920,000 acres of land in northern Nevada, and the mineral rights and water rights related to the land owned;
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

RESULTS OF OPERATIONS--THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Shareholders’ Equity
At September 30, 2005, PICO had shareholders’ equity of $287.8 million ($21.69 per share), compared to $296 million ($22.31 per share) at June 30, 2005, and $239.9 million ($19.40 per share) at December 31, 2004. Book value per share increased by $2.29, or 11.8%, during the first nine months of 2005, and decreased by $0.62, or 2.8%, during the third quarter of 2005.

The $47.9 million increase in shareholders’ equity during the first nine months of 2005 resulted primarily from the nine months’ net income of $7.3 million, a $19.6 million net increase in unrealized appreciation in investments after-tax, and the issuance of 905,000 new shares for net proceeds of $21.4 million.

The $8.2 million decrease in shareholders’ equity during the third quarter of 2005 resulted primarily from the quarter’s net loss of $9.3 million, partially offset by a $1.1 million net increase in unrealized appreciation in investments after-tax.

Comprehensive Income (Loss)
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

For the first nine months of 2005, PICO recorded comprehensive income of $26.5 million, principally represented by the first nine months’ $7.3 million in net income, and a $19.6 million net increase in unrealized appreciation in investments after-tax.

For the third quarter of 2005, PICO recorded a comprehensive loss of $8.2 million, principally represented by the quarter’s $9.3 million net loss, which was partially offset by a $1.1 million net increase in unrealized appreciation in investments after-tax.

Third Quarter Net Loss
PICO reported a net loss of $9.3 million ($0.70 per share) for the third quarter of 2005, consisting of a $9.4 million ($0.71 per share) loss from continuing operations, partially offset by income from discontinued operations of $76,000 after-tax ($0.01 per share). The $9.4 million net loss from continuing operations principally consisted of an $11.8 million loss before income taxes and minority interest, which was partially offset by a $2.3 million income tax benefit and $232,000 of minority interest.

For the third quarter of 2004, PICO reported a net loss of $2.2 million ($0.18 per share), consisting of a $2.1 million ($0.18 per share) loss from continuing operations, and a loss from discontinued operations of $45,000 after-tax ($0.00 per share). The $2.1 million net loss from continuing operations consisted of a $3.4 million loss before income taxes and minority interest, partially offset by an income tax benefit of $692,000 and minority interest of $564,000.

Nine Months Net Income (Loss)
For the first nine months of 2005, PICO reported net income of $7.3 million ($0.57 per share), consisting of $7.3 million ($0.57 per share) in income from continuing operations and income from discontinued operations of $36,000 after-tax ($0.00 per share). The $7.3 million net income from continuing operations consisted of $20.4 million of income before taxes and $1.2 million in minority interest, partially offset by a provision for income taxes of $14.3 million. The provision includes estimated federal and state tax charges based on the consolidated pre-tax income generated in the first nine months of 2005. The effective tax rate is approximately 70%, primarily due to the accrual of state taxes on Vidler’s results, the lack of tax benefit on HyperFeed’s losses for GAAP accounting purposes, plus permanent differences between accounting and taxable income in the first nine months of 2005, primarily arising from certain management compensation which is not tax-deductible.

In the first nine months of 2004, PICO reported a net loss of $11.7 million ($0.95 per share), consisting of an $11.7 million ($0.95 per share) loss from continuing operations and a $31,000 after-tax loss from discontinued operations ($0.00 per share). The $11.7 million net loss from continuing operations consisted of an $18.9 million loss before income taxes and minority interest, partially offset by an income tax benefit of $4.3 million and minority interest of $2.9 million.

Segment revenues and income (loss) before taxes and minority interest for the third quarter and nine months of 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Vidler Water Company	$790,000	$462,000	$95,790,000	$1,254,000
Nevada Land & Resource Company	4,277,000	1,336,000	8,795,000	4,211,000
Business Acquisitions and Financing	860,000	(244,000)	4,743,000	193,000
Insurance Operations in Run Off	804,000	837,000	6,796,000	2,633,000
HyperFeed Technologies	1,407,000	1,916,000	3,341,000	4,178,000
Total Revenues	$8,138,000	$4,307,000	$119,465,000	$12,469,000

Income (Loss) Before Taxes and Minority Interest:
Vidler Water Company	$(1,287,000)	$(1,440,000)	$49,027,000	$(4,260,000)
Nevada Land & Resource Company	2,379,000	461,000	4,796,000	1,108,000
Business Acquisitions and Financing	(11,607,000)	(2,187,000)	(34,212,000)	(12,531,000)
Insurance Operations in Run Off	470,000	556,000	5,877,000	1,765,000
HyperFeed Technologies	(1,805,000)	(784,000)	(5,073,000)	(4,947,000)
Income (Loss) Before Taxes and Minority Interest	$(11,850,000)	$(3,394,000)	$ 20,415,000	$(18,865,000)

Revenues for the nine months increased $107 million year over year, primarily due to Vidler’s sale of approximately 42,000 acre-feet of water rights, and the related land, in the Harquahala Valley Irrigation District of Arizona for $94.4 million in June 2005. In addition, nine-month revenues increased by $4.6 million year over year at Nevada Land, primarily due to higher land sales. Nine-month revenues also increased by $4.6 million in Business Acquisitions & Financing and by $4.2 million in Insurance Operations in Run Off, principally due to higher net realized gains on the sale of investments.

Third quarter revenues increased $3.8 million year over year, primarily due to $2.9 million higher revenues at Nevada Land, as a result of higher land sales.

For the first nine months, income before taxes and minority interest improved by $39.3 million, from an $18.9 million loss in 2004 to income of $20.4 million in 2005. This primarily resulted from a $53.3 million improvement in Vidler’s segment result due to the $55.5 million contribution to income from the sale of water rights and land in the Harquahala Valley Irrigation District. The Insurance Operations in Run Off segment result increased $4.1 million due to higher realized gains, and the Nevada Land segment result increased by $3.7 million due to the margin resulting from higher land sales. These improvements were partially offset by a $21.7 million increase in the Business Acquisitions & Finance segment loss, primarily caused by a $17.4 million year over year increase in the expense related to Stock Appreciation Rights (“SAR”), and by the accrual of $6.3 million in incentive compensation. For the first nine months of 2005, SAR expense was $23.9 million, as a result of a $12.46 per share (60%) increase in the PICO stock price in the period from January 1, 2005 through the amendment of the SAR plan on September 21, 2005. This compares to a $6.5 million expense, resulting from a $3.36 per share increase in the PICO stock price, during the first nine months of 2004.

The third quarter loss before taxes and minority interest increased by $8.5 million year over year, from a $3.4 million loss in 2004 to a loss of $11.9 million in 2005. A $1.9 million increase in Nevada Land’s third quarter segment income, principally as a result of the margin resulting from higher land sales, was more than offset by year over year increases of $1 million in HyperFeed’s segment loss and $9.4 million in the Business Acquisitions & Financing segment loss. The increased Business Acquisitions & Financing segment loss was principally due to a $6.3 million year over year increase in the expense related to SAR, and a $3.7 million accrual for incentive compensation expense in 2005.

VIDLER WATER COMPANY, INC.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Sale of Real Estate and Water Assets	$ 26,000	$ 69,000	$94,573,000	$ 72,000
Lease of Water	23,000	24,000	63,000	75,000
Lease of Agricultural Land	20,000	121,000	278,000	364,000
Interest	692,000	109,000	787,000	401,000
Other	29,000	139,000	89,000	342,000
Segment Total Revenues	$790,000	$462,000	$95,790,000	$1,254,000
Expenses:
Cost of Real Estate and Water Assets Sold	$(10,000)	$(45,000)	$(37,899,000)	$(47,000)
Commission and Other Cost of Sales			(1,065,000)
Depreciation and Amortization	(271,000)	(302,000)	(907,000)	(877,000)
Interest	3,000	(150,000)	(269,000)	(322,000)
Overhead Expenses	(391,000)	(357,000)	(3,411,000)	(1,175,000)
Project Expenses	(1,408,000)	(1,048,000)	(3,212,000)	(3,093,000)
Segment Total Expenses	$(2,077,000)	$(1,902,000)	$(46,763,000)	$(5,514,000)
Income (Loss) Before Tax	$(1,287,000)	$(1,440,000)	$49,027,000	$(4,260,000)
Over the past 5 years, several large sales of water rights and land have generated the bulk of Vidler’s revenues.  Since the date of closing determines the accounting period in which the sales revenues and gross margin are recorded, Vidler’s reported revenues and income fluctuate from quarter to quarter depending on the dates when specific transactions close.  Consequently, sales of water rights and land for any individual quarter are not indicative of likely revenues for future quarters or the full financial year.

Sale of Harquahala Valley Irrigation District Water Rights, Arizona
On June 30, 2005, Vidler closed on the sale of approximately 42,000 acre-feet of groundwater rights, and the related land, in the Harquahala Valley Irrigation District of Arizona to a real estate developer. The sales price of $94.4 million represented approximately $2,200 per acre-foot of transferable Harquahala Valley Irrigation District groundwater. After the repayment of principal and interest on borrowings collateralized by the properties ($4.4 million), the exercise of options to acquire certain farms that were sold in the transaction ($5.7 million), and closing & other costs ($1.2 million), Vidler received net cash proceeds of $83.1 million.

We intend to utilize Vidler’s available cash to:
•	continue developing new supplies of water in Lincoln County, Nevada (e.g., drilling costs and legal & professional fees);
•	pay federal and state tax liabilities arising from the sale, which are currently estimated at $22 million (approximately $18.6 million of which was paid during the third quarter of 2005); and
•
continue to investigate and evaluate water and land opportunities in the southwestern United States, which meet our risk/reward and value criteria, in particular assets which have the potential to add value to our existing assets.

Until suitable investments are identified, Vidler’s available cash will be invested in government obligations money market funds and selected investment-grade corporate bonds maturing in 2005 and 2006.

Segment Results
In the third quarter of 2005, Vidler generated $790,000 in revenues. The largest contributor to revenues was $692,000 of interest earned, primarily from temporary investment of the cash proceeds from the water rights and land sale described above.

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

In the third quarter of 2004, Vidler’s revenues totaled $462,000. The largest revenue items were $121,000 from the lease of agricultural land, and $109,000 of interest earned on two collateralized notes receivable from the sale of assets at Big Springs Ranch and West Wendover, Nevada.

In the first nine months of 2005, Vidler generated $95.8 million in revenues. The sale of the Harquahala Valley Irrigation District water rights and land added $94.4 million to revenues and approximately $55.5 million to income.

In the first nine months of 2004, Vidler’s revenues totaled $1.3 million. The largest revenue items were $401,000 of interest earned on collateralized notes receivable from the sale of assets at Big Springs Ranch and West Wendover, Nevada, and $364,000 from the lease of agricultural land.

On October 18, 2005, Lincoln County Water District and Vidler (“Lincoln/Vidler”) closed on a previously announced agreement to sell water to a developer in Lincoln County. The developer is one of the purchasers of approximately 13,300 acres of land that was auctioned earlier in 2005 by the Bureau of Land Management. The transaction will be recorded in PICO’s fiscal fourth quarter, ended December 31, 2005.

Lincoln/Vidler sold the developer 2,100 acre-feet of water for approximately $15.7 million, which represents a price of $7,500 per acre-foot.  Under the agreement between the Lincoln County Water District and Vidler, the proceeds from the sale of water will be shared equally after Vidler is reimbursed for the expenses incurred in developing water resources in Lincoln County. Consequently, the net cash proceeds to Vidler were approximately $10.8 million, and it is expected that the transaction will add approximately $10.1 million to revenues and $9.1 million to income before taxes in the fourth quarter of 2005.

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

NEVADA LAND & RESOURCE COMPANY, LLC

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Sale of Land	$3,888,000	$1,082,000	$7,666,000	$3,452,000
Lease and Royalty	145,000	159,000	431,000	475,000
Interest and Other	244,000	95,000	698,000	284,000
Segment Total Revenues	$4,277,000	$1,336,000	$8,795,000	$4,211,000
Expenses:
Cost of Land Sales	$(1,436,000)	$(483,000)	$(2,572,000)	$(1,765,000)
Operating Expenses	(462,000)	(392,000)	(1,427,000)	(1,338,000)
Segment Total Expenses	$(1,898,000)	$(875,000)	$(3,999,000)	$(3,103,000)
Income Before Tax	$2,379,000	$461,000	$4,796,000	$1,108,000

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

In the third quarter of 2005, segment total revenues were $4.3 million. Nevada Land sold approximately 50,677 acres of land for $3.9 million. The average sales price was $77 per acre, and our average basis in the land sold was $28 per acre. The gross margin on land sales was $2.5 million, which represents a gross margin percentage of 63.1%.

In the third quarter of 2004, segment total revenues were $1.3 million. Nevada Land sold approximately 13,984 acres of land for $1.1 million. The average sales price was $77 per acre, and our average basis in the land sold was $35 per acre. The gross margin on land sales was $599,000, which represents a gross margin percentage of 55.4%.

The third quarter segment result increased by $1.9 million year over year, principally due to a $1.9 million higher gross margin from land sales year over year.

For the first nine months of 2005, segment total revenues were $8.8 million. Nevada Land sold approximately 89,594 acres of land for $7.7 million. The average sales price was $86 per acre, and our average basis in the land sold was $29 per acre. The gross margin on land sales was $5.1 million, which represents a gross margin percentage of 66.4%.

For the first nine months of 2004, segment total revenues were $4.2 million. Nevada Land sold approximately 38,993 acres of land for $3.5 million. The average sales price was $89 per acre, and our average basis in the land sold was $45 per acre. The gross margin on land sales was $1.7 million, which represents a gross margin percentage of 48.9%.

The nine month segment result improved by $3.7 million year over year, principally due to a $3.4 million higher gross margin from land sales.

BUSINESS ACQUISITIONS AND FINANCE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues (Charges):
Realized Gains (Losses):
On Sale or Impairment of Holdings	$486,000	$(530,000)	$2,373,000	$(1,363,000)
SFAS No. 133 Change in Warrants		(5,000)		(554,000)
Investment Income	402,000	198,000	2,308,000	1,802,000
Other	(28,000)	93,000	62,000	308,000
Segment Total Revenues	$860,000	$(244,000)	$4,743,000	$ 193,000
Expenses:
Stock Appreciation Rights Expense	$(6,618,000)	$(346,000)	$(23,894,000)	$(6,529,000)
Other Expenses	(5,849,000)	(1,597,000)	(15,061,000)	(6,195,000)
Segment Total Expenses	$(12,467,000)	$(1,943,000)	$(38,955,000)	$(12,724,000)
Income (Loss) Before Tax	$(11,607,000)	$(2,187,000)	$(34,212,000)	$(12,531,000)

This segment contains businesses, interests in businesses, and other parent company assets. The largest holding in this segment is Jungfraubahn Holding AG, which has a market value and carrying value of $45.8 million (before taxes) at September 30, 2005.

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

In the third quarter of 2005, Business Acquisitions and Financing segment revenues were $860,000. The largest contributor to revenues was realized investment gains of $486,000. After total expenses of $12.5 million, the segment incurred a loss before taxes of $11.6 million for the third quarter of 2005.

Segment expenses included:
•	a $6.6 million expense related to the PICO Holdings, Inc. Stock Appreciation Rights (“SAR”) Program.

Since 2003, the change in the “in the money” amount (i.e., the difference between the market value of PICO stock and the exercise price of the SAR) of SAR outstanding during each quarter has been recorded through the consolidated statement of operations. An increase in the “in the money” amount of SAR (i.e., if the price of PICO stock rises during the quarter) was recorded as an expense.

In conjunction with the Company entering into new employment agreements with its Chairman and President & CEO, PICO’s Compensation Committee retained an independent consulting firm to review the various components of executive compensation. The independent consulting firm recommended a number of changes to the existing compensation programs, in light of new accounting pronouncements concerning stock-based compensation, and recent developments in the law relating to executive compensation, both of which have changed significantly since the programs were introduced. The Compensation Committee accepted the consultant’s recommendations, and the SAR Program was amended on September 21, 2005. The previous cash-based SAR program will be replaced with a new stock-based SAR program, subject to shareholder approval. See Form 8-K filed with the SEC on September 23, 2005, and “Stock-Based Compensation (2004 As Restated)/Deferred Compensation” in Note 1of Notes to Condensed Consolidated Financial Statements.

Substantially all of the third quarter 2005 $6.6 million SAR expense resulted from the $3.47 per share (11.7%) increase in the PICO stock price from $29.76 at June 30, 2005 to $33.23 on September 21, 2005, when the SAR Program was amended. PICO’s equity market capitalization increased more than $46 million over the same period;

•
an accrual of $3.7 million for incentive compensation following the increase in PICO’s book value per share year-to-date, which primarily resulted from the income earned on Vidler’s sale of water rights in the Harquahala Valley and unrealized appreciation in investments. See Vidler Water Company segment in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Six of PICO’s officers participate in an incentive compensation program tied to growth in the Company’s book value per share relative to a pre-determined threshold. Based on the Company’s results for the first nine months of 2005, it is highly probable that incentive compensation will be payable in 2006 in respect of 2005 performance, so accruals have been made at June 30, 2005 and September 30, 2005. The eventual amount payable is subject to change depending on the change in the book value per share, and in the threshold, during the fourth quarter of 2005; and

•
a $214,000 non-cash expense related to foreign currency. Our interests in Swiss public companies are held by Global Equity SA, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity SA’s funding comes from a loan from PICO, which is denominated in Swiss Francs. During accounting periods when the Swiss Franc depreciates relative to the US dollar--such as the third quarter and first nine months of 2005--under GAAP, we are required to record an expense through the statement of operations to reflect the fact that Global Equity SA owes PICO fewer US dollars. In Global Equity SA’s financial statements, an equivalent amount is reflected in the foreign currency translation component of shareholders’ equity (since it owes PICO fewer US dollars); however, this does not go through the statement of operations. Accordingly, we are required to record a $214,000 expense in PICO’s statement of operations in the third quarter of 2005, even though there was no net impact on shareholders’ equity before related tax effects.

    For the third quarter of 2004, Business Acquisitions and Financing segment charges exceeded revenues by $244,000. Investment income was $198,000. A $531,000 net realized loss on the sale or impairment of holdings was recorded, primarily due to a $587,000 charge for other-than-temporary impairment of our common stock holding in Accu Holding AG to reflect a further decline in the market value of this security during the third quarter of 2004. After segment expenses of $1.9 million, the segment reported a loss before taxes of $2.2 million for the third quarter of 2004. Segment expenses included SAR expense of $346,000, and were reduced by an $83,000 foreign currency benefit.

    In the first nine months of 2005, Business Acquisitions and Financing segment revenues were $4.7 million. Net realized gains were $2.4 million, including gains of $1.7 million from sale of shares in Raetia Energie AG and $508,000 from the sale of Keweenaw Land Association, Limited. Investment income was $2.3 million, including $1 million from Jungfraubahn’s annual dividend for 2004. After total expenses of $39 million, the segment incurred a loss before taxes of $34.2 million for the first nine months of 2005. Segment expenses included $6.3 million for the accrual of incentive compensation, foreign currency expense of $3.2 million, and SAR expense of $23.9 million, resulting from a $12.46 per share (60%) increase in the PICO stock price from January 1, 2005 through September 21, 2005, when the SAR plan was amended. Over the same period, PICO’s equity market capitalization increased by $154.1 million (excluding new shares issued in the stock offering).

    For the first nine months of 2004, Business Acquisitions and Financing segment revenues were $193,000. Investment income was $1.8 million, including $1 million from Jungraubahn’s annual dividend for 2003. Net realized losses of $1.4 million were recorded, primarily consisting of $1.9 million in impairment charges, partially offset by approximately $550,000 of net realized gains on the sale of other securities. The charges consisted of $1.4 million for other-than-temporary impairment of our common stock holdings in Accu Holding and Phoenix Capital, Inc. to reflect a decline in the market value of these securities during the first nine months of 2004, and $537,000 for permanent impairment of SIHL. In addition, a $554,000 decline in the estimated fair value of warrants we owned to buy shares in HyperFeed was recorded as a loss in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” After segment expenses of $12.7 million, the segment incurred a loss before taxes of $12.5 million for the first nine months of 2004. Segment expenses included SAR expense of $6.5 million and foreign currency expense of $78,000.

    The parent company PICO Holdings, Inc. owns common stock in a Pink Sheets-traded company which entered into a definitive merger agreement in October 2005. The shares held by PICO are included in the Business Acquisitions & Financing segment. At September 30, 2005, PICO’s investment had a market value and carrying value of approximately $9.5 million, and a cost basis of $7.2 million. At October 31, 2005, following the announcement of the merger, the market value of PICO’s investment had increased to $13.5 million. If the merger closes as anticipated in 2006, the estimated cash proceeds to PICO will be approximately $13.5 million to $15 million.

INSURANCE OPERATIONS IN RUN OFF

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Investment Income	$785,000	$778,000	$2,149,000	$2,142,000
Realized Investment Gains	19,000	59,000	4,647,000	491,000
Segment Total Revenues	$804,000	$837,000	$6,796,000	$2,633,000
Expenses:
Operating and Underwriting Expenses	$(334,000)	$(281,000)	$(919,000)	$(868,000)
Segment Total Expenses	$(334,000)	$(281,000)	$(919,000)	$(868,000)
Income (Loss) Before Taxes:
Physicians Insurance Company of Ohio	$266,000	$289,000	$4,593,000	$851,000
Citation Insurance Company	204,000	267,000	1,284,000	914,000
Segment Income Before Tax	$470,000	$556,000	$5,877,000	$1,765,000

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

    The Insurance Operations in Run Off segment generated total revenues of $804,000 in the third quarter of 2005, compared to $837,000 in the third quarter of 2004. Investment income was $785,000 in the third quarter of 2005, compared to $778,000 in the third quarter of 2004. Operating and underwriting expenses were $334,000 in the third quarter of 2005, compared to $281,000 in the third quarter of 2004. Consequently, segment income decreased from $556,000 in the third quarter of 2004 to $470,000 in the third quarter of 2005.

    The Insurance Operations in Run Off segment generated total revenues of $6.8 million in the first nine months of 2005, compared to $2.6 million in the first nine months of 2004. Investment income was approximately $2.1 million in both the first nine months of 2005 and the first nine months of 2004. Realized investment gains were $4.6 million in the first nine months of 2005, compared to $491,000 in the first nine months of 2004. The 2005 realized gains included $1.8 million on the sale of 18% of our original holding in a domestic stock, $1.3 million from the sale of Physicians’ remaining holding in Keweenaw Land Association, Limited, and a number of smaller gains.

    Operating and underwriting expenses were $919,000 in the first nine months of 2005, compared to $868,000 in the nine months of 2004. Consequently, segment income increased from $1.8 million in the first nine months of 2004 to $5.9 million in the first nine months of 2005.

    On February 7, 2005, we reported on Schedule 13G that Physicians and Citation own a total of 310,000 common shares of Consolidated-Tomoka Land Co. (Amex: CTO), representing approximately 5.5% of CTO. Consolidated-Tomoka owns approximately 12,000 acres of land in and around Daytona Beach, Florida, and a portfolio of income properties in the southeastern United States. The investment was purchased between September 2002 and February 2004 at a cash cost of $6.5 million, or approximately $20.90 per CTO share. At September 30, 2005, the market value and carrying value of the investment was $21 million (before taxes).

    Physicians and Citation own shares in a Pink Sheets-traded company which entered into a definitive merger agreement in October 2005. At September 30, 2005, Physicians’ and Citation’s investment had a market value and carrying value of approximately $8.6 million, and a cost basis of $6.7 million. At October 31, 2005, following the announcement of the merger, the market value of the investment had increased to $12.3 million. If the merger closes as anticipated in 2006, the estimated cash proceeds to Physicians and Citation will be approximately $12.3 million to $13.6 million.

    No other investments of the insurance companies have reached a threshold requiring public disclosure under the securities laws of the countries where the investments are held.

Physicians Insurance Company of Ohio
At September 30, 2005, Physicians’ loss and loss adjustment reserves were $15.2 million, net of reinsurance, compared to $15.3 million at June 30, 2005, and $16.4 million at December 31, 2004. Reserves decreased by $90,000 during the third quarter and $1.2 million during the first nine months, due to the payment of losses and loss adjustment expenses. No unusual trends in claims were noted.

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	September 30, 2005	June 30, 2005	December 31, 2004
Direct Reserves	$18.3 million	$18.4 million	$19.6 million
Ceded Reserves	(3.1)	(3.1)	(3.2)
Net Medical Professional Liability Insurance Reserves	$15.2 million	$15.3 million	$16.4 million

Citation Insurance Company
At September 30, 2005, Citation’s claims reserves were $20.1 million, net of reinsurance, consisting of $8.7 million in net property and casualty insurance reserves and $11.4 million in net workers’ compensation reserves. At June 30, 2005, Citation’s claims reserves were $20.8 million, net of reinsurance, consisting of $9.3 million in net property and casualty insurance reserves and $11.5 million in net workers’ compensation reserves. At December 31, 2004, Citation’s claims reserves were $22.3 million, net of reinsurance, consisting of $10.2 million in net property and casualty insurance reserves and $12.1 million in net workers’ compensation reserves. There were no unusual trends in claims during the first nine months of 2005.

During the third quarter of 2005, Citation’s net property and casualty insurance reserves declined by $535,000 due to the payment of $602,000 in direct losses (i.e., claims) and loss adjustment expenses, partially offset by the recovery of approximately $68,000 from reinsurance companies.

During the first nine months of 2005, Citation’s net property and casualty insurance reserves declined by $1.5 million due to the payment of $2.2 million in direct losses and loss adjustment expenses, partially offset by the recovery of approximately $741,000 from reinsurance companies.

During the third quarter of 2005, Citation’s net workers’ compensation reserves declined by $188,000 due to the payment of $502,000 in direct losses and loss adjustment expenses, partially offset by the recovery of approximately $314,000 from reinsurance companies.

During the first nine months of 2005, Citation’s net workers’ compensation reserves declined by $717,000 due to the payment of $1.5 million in direct losses and loss adjustment expenses, partially offset by the recovery of approximately $761,000 from reinsurance companies.

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	September 30, 2005	June 30, 2005	December 31, 2004
Property & Casualty Insurance
Direct Reserves	$9.4 million	$10.0 million	$11.6 million
Ceded Reserves	(0.7)	(0.7)	(1.4)
Net Property & Casualty Insurance Reserves	$8.7 million	$ 9.3 million	$10.2 million
Workers’ Compensation Insurance
Direct Reserves	$23.3 million	$23.8 million	$24.8 million
Ceded Reserves	(11.9)	(12.3)	(12.7)
Net Workers’ Compensation Insurance Reserves	$11.4 million	$11.5 million	$12.1 million
Total Reserves	$20.1 million	$20.8 million	$22.3 million

HYPERFEED TECHNOLOGIES

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Service	$1,407,000	$1,915,000	$3,341,000	$4,169,000
Investment Income		1,000		9,000
Segment Total Revenues	$1,407,000	$1,916,000	$3,341,000	$4,178,000
Expenses:
Cost of service	$ (440,000)	$ (371,000)	$(1,002,000)	$(1,292,000)
Depreciation and amortization	(180,000)	(253,000)	(589,000)	(669,000)
Other	(2,592,000)	(2,076,000)	(6,823,000)	(7,164,000)
Segment Total Expenses	$(3,212,000)	$(2,700,000)	$(8,414,000)	$(9,125,000)
Segment Loss Before Taxes and Minority Interest	$(1,805,000)	$(784,000)	$(5,073,000)	$(4,947,000)

During the third quarter of 2005, HyperFeed generated $1.4 million in revenues. Service revenues were $1.4 million and the costs of service were $440,000, resulting in gross margin of $967,000. After the deduction of $2.8 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $1.8 million. For more information, please refer to HyperFeed’s 10-Q for the third quarter of 2005, which should be filed with the SEC on or before November 9, 2005, the contents of which are not incorporated into this 10-Q.

During the third quarter of 2004, HyperFeed generated $1.9 million in revenues. Service revenues were $1.9 million and the costs of service were $371,000, resulting in gross margin of $1.5 million.

During the first nine months of 2005, HyperFeed generated $3.3 million in revenues. Service revenues were $3.3 million and the costs of service were $1 million, resulting in gross margin of $2.3 million.

During the first nine months of 2004, HyperFeed generated $4.2 million in revenues. Service revenues were $4.2 million and the costs of service were $1.3 million, resulting in gross margin of $2.9 million.

DISCONTINUED OPERATIONS

In 2003, HyperFeed sold two businesses, which are now recorded as discontinued operations: its retail trading business sold in the second quarter of 2003, and its consolidated market data feed customers sold in the fourth quarter of 2003. The discontinued operations of HyperFeed generated income of $76,000 after-tax in the third quarter of 2005, compared to a $45,000 after-tax loss in the third quarter of 2004. In the first nine months of 2005, the discontinued operations of HyperFeed generated income of $36,000 after-tax, compared to an after-tax loss of $31,000 after-tax in the first nine months of 2004.

LIQUIDITY AND CAPITAL RESOURCES--NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

PICO’s assets primarily consist of our operating subsidiaries, holdings in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $21 million in cash and equivalents at September 30, 2005, compared to $111.9 million at June 30, 2005 and $17.4 million at December 31, 2004.

In addition to cash and cash equivalents, at September 30, 2005, the consolidated group held fixed-income securities with a market value of $109 million, and equities with a market value of $182.3million.

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

In broad terms, the cash flow profile of our principal operating subsidiaries is:

•
As Vidler’s water assets are monetized, Vidler is generating free cash flow as receipts from the sale of land and water rights have overtaken maintenance capital expenditure, financing costs, and operating expenses;

•
Nevada Land is actively selling land which has reached its highest and best use. Nevada Land’s principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land’s operating costs, so Nevada Land is generating strong cash flow;

•
Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation. The funds to pay claims are coming from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance companies; and

•
HyperFeed manages its own cash and cash equivalents balances and borrowings. At September 30, 2005, HyperFeed held approximately $20,000 in cash and cash equivalents, and external borrowings of $500,000. In addition to the external borrowings, at September 30, 2005, HyperFeed had drawn $4.6 million of principal on a $6 million secured convertible promissory note granted by PICO.

In October 2005, HyperFeed borrowed the remaining available principal balance of $1.4 million. In November 2005, PICO converted the outstanding $6.1 million in principal and accrued interest into 4,546,479 newly issued shares of HyperFeed common stock.

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

As shown in the Condensed Consolidated Statements of Cash Flow, cash and cash equivalents increased by $3.6 million in the first nine months of 2005, compared to a $5.7 million net decrease in the first nine months of 2004.

During the first nine months of 2005, Operating Activities generated cash of $61.7 million. Vidler’s sale of water rights and land in the Harquahala Valley Irrigation District generated an operating cash inflow of approximately $87.4 million ($94.4 million gross sales price, less $5.7 million to exercise of options to acquire certain farms that we sold in the transaction, and $1.2 million closing and other costs). Due to the income recognized on the sale, we paid $18.6 million in estimated federal and state taxes during the third quarter, and we anticipate making additional payments of approximately $3.4 million for federal and state taxes during the next nine months. All other operating activities resulted in a net cash outflow of approximately $7 million.

In the first nine months of 2004, cash of $6.8 million was used in Operating Activities, including $386,000 of cash used in discontinued operations of HyperFeed. Operating cash flows included the collection of $2.3 million of principal on collateralized notes receivable related to Vidler’s sale of assets at Big Springs Ranch and West Wendover in 2003.

The principal uses of cash in 2005 and 2004 include operating expenses at Vidler, the payment of claims by Citation and Physicians, and group overhead.

Investing Activities used $78.9 million of cash in the first nine months of 2005, compared to $1.3 million of cash used in the first nine months of 2004. In 2005, the sale or maturity of fixed-income securities provided cash of $7.6 million, but $78.5 million of cash was used to purchase fixed-income securities. This principally reflected the temporary investment of liquid funds from Vidler’s Harquahala Valley Irrigation District sale and the May PICO stock offering in corporate bonds maturing in 2005 and 2006. Cash outflows of $16.2 million for the purchase of stocks exceeded cash inflows of $11 million from the sale of stocks. In 2004, the sale and maturity of fixed-income securities exceeded new purchases, providing a $13.8 million net cash inflow. The principal investing cash outflows in 2004 were the net investment of $12 million in stocks, and $1.3 million to purchase the minority shareholdings in Vidler Water Company and SISCOM, Inc.

Financing Activities provided $17.5 million of cash in the first nine months of 2005. This primarily represented the sale of 905,000 newly-issued shares of PICO common stock for net proceeds of $21.4 million, partially offset by the repayment of $3.9 million in principal on notes collateralized by certain of the farm properties which Vidler sold in the Harquahala Valley Irrigation District. Financing Activities generated $2.4 million of cash in the first nine months of 2004, principally due to a $2.6 million increase in Swiss franc borrowings to fund additional purchases of stocks in Switzerland.

At September 30, 2005, PICO had no significant commitments for future capital expenditures.

Share Repurchase Program
In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

As of September 30, 2005, no stock had been repurchased under this authorization.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

PICO’s balance sheets include a significant amount of assets and liabilities the fair value of which are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed-maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO’s borrowings are short to medium term in nature and therefore approximate fair value. At September 30, 2005, PICO had $109 million of fixed-maturity securities and mortgage participation interests, $182.3 million of marketable equity securities that were subject to market risk, of which $99.9 million were denominated in foreign currencies, primarily Swiss francs. PICO’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. We do not anticipate any near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

PICO uses two models to report the sensitivity of its assets and liabilities subject to the above risks. For its fixed-maturity securities and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $1.4 million for a 100 basis point increase in interest rates on its fixed-maturity securities and mortgage participation interests. The hypothetical 20% decrease in fair value of PICO’s marketable equity securities produced a loss in fair value of $36.4 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of PICO’s foreign denominated investments produced a loss of $17.6 million that would impact the foreign currency translation in shareholders’ equity.

Item 4:	Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There were no material changes in controls and procedures for the three and nine months ended September 30, 2005.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2005, the Company completed a private placement of 905,000 newly-issued common shares to accredited investors at a price of $25 per share, for net proceeds of $21.4 million. The sale of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. Under the terms of the agreement between the Company and the accredited investors, the Company filed a Registration Statement on Form S-3 with the SEC to register these 905,000 common shares for resale and naming the accredited investors as Selling Shareholders therein. The SEC declared the registration statement effective July 14, 2005. The Selling Shareholder table from the registration statement is incorporated by reference into this Item 2 of Part II of this report.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

The Company held an Annual Meeting of Shareholders on August 1, 2005. At the meeting Ronald Langley, John R. Hart, and John D. Weil were re-elected as Directors. The vote for Mr. Langley was 12,252,838 in favor, -0- against, and 789,764 withheld. The vote for Mr. Hart was 12,956,684 in favor, -0- against, and 85,918 withheld. The vote for Mr. Weil was 12,911,856 in favor, -0- against, and 130,746 withheld.

The following directors were not elected at the meeting but have terms continuing after the meeting, as set forth below:

Director:	Elected Through:
S. Walter Foulkrod, III	2006 Annual Meeting
Richard D. Ruppert, MD	2006 Annual Meeting
Carlos C. Campbell	2006 Annual Meeting

Item 5: Other Information

None

Item 6: Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of PICO.(1)
3.2	Amended and Restated By-laws of PICO.(2)
10.1	PICO Holdings, Inc. 2003 Stock Appreciation Rights Program.(3)
10.2	Employment Agreement of Ronald Langley effective January 1, 2002.(4)
10.3	Employment Agreement of John R. Hart, effective January 1, 2002.(4)
10.4	Bonus Plan of Dorothy A. Timian-Palmer.(4)
10.5	Bonus Plan of Stephen D. Hartman.(4)
10.6	Directors’ Compensation.(5)
10.7	Employment Agreement of Ronald Langley effective January 1, 2006.
10.8	Employment Agreement of John R. Hart effective January 1, 2006.
31.1.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to exhibit of same number filed with Form 8-K dated December 4, 1996.

(2)	Filed as Appendix to the prospectus in Part I of Registration Statement on Form S-4 (File No. 333-06671).

(3)
Incorporated by reference to Proxy Statement dated May 23, 2003, and filed with the SEC on April 30, 2003.  The PICO Holdings, Inc. 2003 Stock Apprecaition Rights Program was amended on September 21, 2005 and such amendment is described in the Company's current report on Form 8-K filed with the SEC on September 23, 2005, which is incorporated herein by reference.

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

                                                PICO HOLDINGS, INC.

Dated: November 7, 2005	By: /s/ Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)