Form 10-K
period 2005-12-31
PICO HOLDINGS INC /NEW
filed 2006-03-10
CIK 830122

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $.001 Par Value
(Title of Class)
Indicate by check mark whether the registrant is a well known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐  No ☒

Approximate aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (based on the closing sales price of such stock as reported in the NASDAQ National Market) as of June 30, 2005 the last business day of the registrant’s most recently completed second fiscal quarter, was $193,820,064.

On March 8, 2006, the registrant had 13,271,440 shares of common stock, $.001 par value, outstanding, excluding 3,228,300 shares of common stock which are held by the registrant’s subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2006 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2005.

PICO HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

This Annual Report on Form 10-K (including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section) contains forward-looking statements regarding our business, financial condition, results of operations and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “expects,”“anticipates,”“intends,”“plans,”“believes,”“seeks,”“estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from those discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

ITEM 1. BUSINESS
Introduction

PICO Holdings, Inc. (PICO and its subsidiaries are referred to as “PICO,”“the Company,”“we,” and “our”) is a diversified holding company. PICO seeks to acquire businesses and interests in businesses which we identify as undervalued based on fundamental analysis--that is, our assessment of what the business is worth, based on the private market value of its assets, earnings, and cash flow. We prefer long-established businesses, with a history of operating successfully through industry cycles, recessions and geo-political disruptions, in basic, “old economy” industries. Typically, the business will be generating free cash flow and have a low level of debt, or, alternatively, strong interest coverage ratios or the ability to realize surplus assets. As well as being undervalued, the business must have special qualities such as unique assets, a potential catalyst for change, or be in an industry with attractive economics. We are also interested in acquiring businesses and interests in businesses where there is significant unrecognized value in land and other tangible assets.

We have acquired businesses and interests in businesses by the acquisition of private companies, and the purchase of shares in public companies, both directly through participation in financing transactions, and through open market purchases. When acquisitions become core operating subsidiaries, we become actively involved in the management and strategic direction of the business.

Our objective is to generate superior long-term growth in shareholders’ equity, as measured by book value per share. We anticipate that PICO’s earnings will fluctuate from year to year, and that the results for any one year are not necessarily indicative of our future performance.

Our business is separated into five major operating segments:
•	water resource & water storage operations;
•	real estate operations in Nevada;
•	Business Acquisitions & Financing, which contains businesses, interests in businesses, and other parent company assets;
•	insurance operations in “run off”; and
•	the operations of HyperFeed Technologies, Inc. (“HyperFeed”).
Each of these business segments is discussed in greater detail below.

Currently our major consolidated subsidiaries are:
•	Vidler Water Company, Inc. (“Vidler”), which develops and owns water rights and water storage operations in the southwestern United States, primarily in Nevada and Arizona;
•	Nevada Land and Resource Company, LLC (“Nevada Land”), which owns approximately 767,000 acres of land in Nevada, and the mineral rights and water rights related to the property;
•
Citation Insurance Company, which is “running off” its historical property & casualty and workers’ compensation loss reserves, and Physicians Insurance Company of Ohio, which is “running off” its medical professional liability loss reserves;

•	Global Equity AG, which holds our interest in Jungfraubahn Holding AG; and
•	HyperFeed, which became a subsidiary in 2003. HyperFeed is a leading provider of ticker plant technologies, data distribution, smart order routing and managed data services to the financial community.

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

Operating Segments and Major Subsidiary Companies

The following is a description of our operating segments and major subsidiaries. Unless otherwise indicated, we own 100% of each subsidiary.

Water Resource and Water Storage Operations - Vidler Water Company, Inc.

Vidler is a leading private company in the water resource development business in the southwestern United States. PICO identified water resource development in the Southwest as an attractive business opportunity due to the continued growth in demand for water resulting from population growth, economic development, environmental requirements, and the claims of Native Americans. We develop new sources of water for municipal and industrial use, and necessary storage infrastructure to facilitate the efficient allocation of available water supplies. Vidler is not a water utility, and does not intend to enter into regulated utility activities.

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

•
certain areas of the Southwest experiencing rapid growth have insufficient supplies of known water to support future growth. Vidler identifies and develops new water supplies for communities with no other known water resources to support future growth; and

•
currently there are not effective procedures in place for the transfer of water from private parties with excess supply in one state to end-users in other states. However, regulations and procedures are steadily being developed to facilitate the interstate transfer of water. Infrastructure to store water will be required to accommodate and allow interstate transfer, and transfers from wet years to dry years. Currently there is limited storage capacity in place.

We entered the water resource development business with the acquisition of Vidler in 1995. At the time, Vidler owned a limited quantity of water rights and related assets in Colorado. Since then, Vidler has acquired or developed:
•
additional water rights and related assets, predominantly in Arizona and Nevada, the two leading states in population growth and new home construction. A water right is the legal right to divert water and put it to beneficial use. Water rights are assets which can be bought and sold. In some states, the use of the water can also be leased. The value of a water right depends on a number of factors, including location, the seniority of the right, and whether or not the right is transferable. Vidler seeks to acquire water rights at prices consistent with their current use, with the expectation of an increase in value if the water right can be converted to a higher use. Our objective is to monetize our water rights for municipal and industrial use. Typically, our water rights are the most competitive source of water to support new growth in municipalities and new industry; and

•
a water storage facility in Arizona and an interest in Semitropic, a water storage facility in California. At December 31, 2005, Vidler had “net recharge credits” representing more than 90,000 acre-feet of water in storage on its own account at the Vidler Arizona Recharge Facility. An acre-foot is a unit commonly used to measure the volume of water, being the volume of water required to cover one acre to a depth of one foot. As a rule of thumb, one acre-foot of water would sustain two families of four persons each for one year.

Vidler is engaged in the following activities:
•
supplying water to end-users in the Southwest, namely water utilities, municipalities, developers, or industrial users. The source of water could be from identifying and developing a new water supply, or a change in the use of water from agricultural to municipal and industrial; and

•
development of storage and distribution infrastructure to generate cash flow from the purchase and storage of water for resale, and charging customers fees for “recharge,” or placing water into storage.

After an acquisition and development phase spanning several years, Vidler completed its first significant sales of water rights for industrial use in 2001 and municipal use in 2002. During 2005, Vidler sold approximately 42,000 acre-feet of water rights, and the related land, in the Harquahala Valley Irrigation District of Arizona for $94.4 million, which added $55.5 million to income. The sales price of $94.4 million for this one asset exceeded the carrying value of Vidler’s total assets on our balance sheet prior to the sale ($83.5 million at December 31, 2004).

Vidler’s priority is to either monetize or develop recurring cash flow from its most important assets by:
•	securing supply contracts utilizing its water rights in Nevada; and
•	storing additional water at the Vidler Arizona Recharge Facility, and providing water supplies from net recharge credits already in storage.

Vidler has also entered into partnering arrangements with parties who have water assets but lack the capital or expertise to commercially develop these assets. Vidler continues to explore additional partnering opportunities throughout the Southwest.

The following table details the water rights and water storage assets owned by Vidler at December 31, 2005. Please note that this is intended as a summary, and that some numbers are rounded. Item 7 of this Form 10-K contains more detail about these assets, recent developments affecting them, and the current outlook.

Name of asset & approximate location	Brief Description	Present commercial use

WATER RIGHTS

Arizona:

Harquahala Valley ground water basin La Paz County 75 miles northwest of metropolitan Phoenix	2,703 acres of land 2,880 acre-feet of transferable ground water	Leased to farmers 42,000 acre-feet of transferable ground water, and the related land in Maricopa County, sold for $94.4 million in 2005

Nevada:

Fish Springs Ranch, LLC (51% interest) & V&B, LLC (50% interest) Washoe County, 40 miles north of Reno	8,600 acres of deeded ranchland 8,000 acre-feet of permitted water rights, which are transferable to the Reno/Sparks area	Vidler is currently farming the property. Cattle graze on part of the property on a revenue- sharing basis

Lincoln County Agreement
Applications* for more than 100,000 acre-feet of water rights through an agreement with Lincoln County, of which it is currently anticipated that up to 40,000 acre-feet will be permitted and put to use in Lincoln County/northern Clark County

2,100 acre-feet of permitted water rights in the Tule Desert Groundwater Basin sold in 2005 for $15.7 million

Agreement to sell 7,240 acre-feet of water as, and when, supplies are permitted from existing applications

Agreement to sell water to a developer as, and when, supplies are permitted from applications in Kane Springs Basin in Lincoln County, Nevada

	570 acre-feet of permitted water rights at Meadow Valley, located in Lincoln and Clark counties	Agreement to sell 570 acre-feet of water, pending resolution of a protest
Clark County

Sandy Valley Near the Nevada / California state line in the Interstate 15 corridor	415 acre-feet of permitted water rights Application for 1,000 acre-feet of water rights	Agreement to sell at least 415 acre-feet of water pending resolution of a protest of the permitting of the water rights

Muddy River water rights In the Moapa Valley, approximately 35 miles east of Las Vegas in the Interstate 15 corridor
221 acre-feet of water rights, plus approximately 46 acre-feet under option

*The numbers indicated for water rights applications are the maximum amount which we have filed for. In some cases, we anticipate that the actual permits received will be for smaller quantities

Colorado:

Colorado water rights	87 acre-feet of water rights	Agreement to sell 87 acre-feet of senior water rights to the City of Golden, Colorado over a period of 10 years

	201 acre-feet of water rights	66 acre-feet leased. The balance is available for sale or lease

WATER STORAGE

Arizona:

Vidler Arizona Recharge Facility Harquahala Valley, Arizona	An underground water storage facility with estimated capacity exceeding 1 million acre-feet and annual recharge capability of up to 35,000 acre-feet
Vidler is currently buying water and storing it on its own account. At December 31, 2005, Vidler had net recharge credits equivalent to approximately 90,666 acre-feet of water in storage at the Arizona Recharge Facility. In addition, Vidler has purchased or ordered approximately 35,000 acre-feet of water for recharge in 2006

California:

Semitropic water storage facility
The right to store 30,000 acre-feet of water underground until 2035. This includes the right to minimum guaranteed recovery of approximately 2,700 acre-feet of water every year, and the right to recover up to approximately 6,800 acre-feet in one year in certain circumstances

Real Estate Operations in Nevada - Nevada Land And Resource Company, LLC

In April 1997, PICO paid $48.6 million to acquire Nevada Land, which at the time owned approximately 1,352,723 acres of deeded land in northern Nevada, and the water, mineral, and geothermal rights related to the property. Much of Nevada Land’s property is checker-boarded in square mile sections with publicly owned land. The lands generally parallel the Interstate 80 corridor and the Humboldt River, from Fernley, in western Nevada, to Elko County, in northeast Nevada.

Nevada Land is the largest private landowner in the state of Nevada. According to census data, Nevada has experienced the most rapid population growth of any state in the United States for the past 19 years in a row. The population of Nevada increased 66% in the 10 years ended April 1, 2000, and increased another 24.4%, to approximately 2.5 million people, from 2000 to 2005. Most of the growth is centered in southern Nevada, which includes the city of Las Vegas and surrounding municipalities. Land available for private development in Nevada is relatively scarce, as governmental agencies own approximately 87% of the land in Nevada.

Before we acquired Nevada Land, the property had been under the ownership of a succession of railway companies, to whom it was a non-core asset. Accordingly, when we acquired the company, we believed that the commercial potential of the property had not been maximized.

After acquiring Nevada Land, we completed a “highest and best use” study which divided the land into seven major categories. We developed strategies to maximize the value of each type of asset, with the objective of monetizing assets once they had reached their highest and best use. These strategies include:
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

During the period from April 23, 1997 to December 31, 2005, Nevada Land received consideration of approximately $53.6 million from the sale and exchange of land, and the sale of water rights. This is comprised of $52.5 million from the sale and exchange of land, and $1.1 million from the sale of water rights related to land that was sold. Over this period, we divested approximately 615,000 acres of land at an average price of $87 per acre, which compares to our average basis of $37 in the acres disposed of. The average gross margin percentage on the disposal of land and water rights over this period is 57.2%. The average cost for the total land, water, and mineral assets acquired with Nevada Land was $35 per acre.

At December 31, 2005, Nevada Land owned approximately 740,000 acres of former railroad land. In addition to the former railroad property, Nevada Land has acquired:
•	17,558 acres of land in a land exchange with a private landowner. This land is contiguous with Native American tribal lands and is culturally sensitive; and
•
Spring Valley Ranches, which comprises 8,626 acres of deeded land located approximately 40 miles east of Ely in White Pine County, Nevada. We believe that the land has potential for the development of vacation home sites. Nevada Land is working on an initial development plan, and will seek to either develop the land in conjunction with a developer, or to sell the project to a developer.

In recent years, Nevada Land has filed additional applications for approximately 69,040 acre-feet of water rights on the Company’s lands. The applications consist of:
•
on the former railroad lands, approximately 4,791 acre-feet of water rights have been certificated and permitted, and applications are pending for approximately 42,840 acre-feet of water use for agricultural, municipal, and industrial use. Potentially, some of these water rights could be utilized to support the growth of municipalities in northern Nevada; and

•	26,200 acre-feet of water rights for the beneficial use of irrigating another 6,550 acres of Spring Valley Ranches.

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

At the time we acquire an interest in a public company, we believe that the intrinsic value of the underlying business significantly exceeds the current market capitalization. The gap between market price and intrinsic value may persist for several years, and the stock price may decline while our estimate of intrinsic value is stable or increasing. Sometimes the gap is not eliminated until another party attempts to acquire the company, as was the case with our holding in Australian Oil & Gas Corporation Limited (“AOG”).

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

We acquired our interest, at an average cost of approximately A$1.35 per share, through open market purchases, the reinvestment of dividends, and assisting AOG with a financing in early 2002. AOG had secured two major new contracts with multinational oil companies, but needed to raise capital to purchase equipment necessary to perform the contracts. We provided AOG with a bridging loan facility, which was repaid with the proceeds of a rights offering which we partly underwrote. After AOG’s expanded activities and earnings base became apparent, Ensign (Australia) Holdings Pty. Limited, a subsidiary of a Canadian oil services company which was already a shareholder in AOG, made a takeover offer for AOG at A$1.70 per share. Ensign was overbid by a number of other companies, before lifting its bid several times and eventually acquiring AOG in July 2002 for A$2.70 per share. Immediately prior to Ensign’s first bid, AOG shares had been trading at A$1.40. We believe that our active participation as shareholders was instrumental in achieving this outcome.

PICO began to invest in European companies in 1996. We have been accumulating shares in a number of undervalued asset-rich companies, particularly in Switzerland, which we believe will benefit from pan-European consolidation. We also believe that conversion to international standards of accounting would make the underlying value of such companies more visible. Due to historical restrictions on foreign ownership of Swiss real estate, many Swiss companies are partially-owned by cantons and local governments. In some cases, the ownership structure may not survive future business challenges.

At December 31, 2005, the market value (and carrying value) of our European portfolio was $83.7 million. This includes our 22.5% interest in Jungfraubahn Holding AG (“Jungfraubahn”), which had a market value (and carrying value) of $42 million at the end of 2005.

Before a substantial acquisition is made, after significant research and analysis, we must be convinced that -- for an acceptable level of risk -- there is sufficient value to provide the opportunity for superior returns. We also have a small portfolio of alternative investments where intrinsic value is more speculative, in an attempt to capitalize on areas of potentially greater growth without incurring undue risk. At December 31, 2005, the total pre-tax carrying value of this portfolio was less than $100,000.

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

Due to persistent uneconomic pricing by competitors, Physicians and Professionals were unable to generate adequate premium volume in 1994 and the early part of 1995. Faced with these market conditions and with the opportunity for higher returns from activities other than medical professional liability insurance, in 1995 we concluded that maximum value would be obtained by placing Physicians in “run off.” This means handling and resolving the claims arising from its historical business, but not writing new business. In addition, the future book of business -- essentially the opportunity to renew expiring policies -- was sold for $6 million in cash.

After Physicians went into “run off,” the company expanded its insurance operations by acquisition:
•
in 1995, we purchased Sequoia Insurance Company, which primarily wrote commercial lines of insurance in California and Nevada. After the acquisition, we re-capitalized Sequoia, which provided the capital to support growth in the book of business; and

•
in 1996, Physicians completed a reverse merger with the parent company of Citation Insurance Company. At that time, Citation wrote various lines of commercial property and casualty insurance and workers’ compensation insurance, primarily in California and Arizona. The operations of Sequoia and Citation were combined, and eventually the business previously written by Citation was transferred to Sequoia. At the end of 2000, Citation ceased writing business and went into “run off”. In 2003, we sold Sequoia Insurance Company. See “Discontinued Operations” later in Item 1.

Physicians and Citation obtain the funds to pay claims from the maturity of fixed-income securities, the sale of investments, and collections from reinsurance companies (that is, specialized insurance companies who share in our claims risk).

Typically, most of the revenues of an insurance company in “run off” come from investment income on funds held as part of the insurance business. During the “run off” process, as claims are paid, both the loss reserve liabilities and the corresponding fixed-income investment assets decrease. Since interest income in this segment will decline over time, we are attempting to minimize segment overhead expenses as much as possible. For example, we have reduced head count and office space, and merged Professionals into Physicians, which simplified administration and reduced costs.

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

Administering our own “run off” also provides us with the following opportunities:
•
we retain management of the associated investment portfolios. After we resumed direct management of our insurance company portfolios in 2000, we believe that the return on our portfolio assets has been attractive in absolute terms, and very competitive in relative terms. The fixed-income securities and unaffiliated common stocks in the “run off” insurance company investment portfolios generated total returns upwards of 20% in 2003, 22% in 2004, and 29% in 2005. This included total returns for the stocks component in excess of 39% in 2003, 41% in 2004, and 44% in 2005. Since the claims reserves of the “run off” insurance companies effectively recognize the cost of paying and handling claims in future years, the investment return on the corresponding investment assets, less non-insurance expenses, accrues to PICO. We aim to maximize this source of income; and

•	to participate in favorable development in our claims reserves if there is any, although this entails the corresponding risk that we could be exposed to unfavorable development.

As the “run off” progresses, at an indeterminate time in the future, Physicians’ claims reserves may diminish to the point where it is more cost-effective to outsource claims handling to a third party administrator.

At December 31, 2005, Physicians had $11.9 million in medical professional liability loss reserves, net of reinsurance.

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

At December 31, 2005, Citation had $18.9 million in loss reserves, net of reinsurance. Citation’s loss reserves consist of $6.4 million for property and casualty insurance, principally in the artisans/contractors line of business, and $12.5 million for workers’ compensation insurance.

HyperFeed Technologies, Inc.

HyperFeed is a leading provider of enterprise-wide ticker plant and transaction technology software and services enabling financial institutions to process and use high performance exchange data with Smart Order Routing and other applications.

HyperFeed is a publicly traded company (OTCBB: HYPR), based in Chicago, Illinois, and became a subsidiary of PICO Holdings in 2003, when we acquired direct ownership of a majority voting interest. HyperFeed became a separate reporting segment from May 15, 2003. Previously, HyperFeed was part of the Business Acquisitions & Financing segment.

PICO first invested in HyperFeed in 1995 through the purchase of common stock. We invested further capital as debt, which was later converted to equity, and received warrants for providing financing:
•	in 2000, 2001, and 2002, we increased our holding through open market purchases, the conversion of preferred stock, and the exercise of warrants;
•	on May 15, 2003, PICO purchased 443,622.9 HyperFeed common shares in a private placement for $1.2 million; and
•
during 2004 and 2005, PICO loaned money to HyperFeed under a secured convertible promissory note agreement. On November 1, 2005, PICO elected to convert the $6.1 million in principal and interest outstanding on the note into 4,546,479 newly-issued common shares of HyperFeed, which represents a conversion price of $1.36 per share.

PICO now owns 6,117,790 HyperFeed common shares, representing a voting ownership of approximately 80.1%.

During 2002 and 2003, HyperFeed restructured its operations, culminating in the sale of its consolidated market data feed customers to Interactive Data Corporation for $8.5 million on October 31, 2003.

Discontinued Operations

Sequoia Insurance Company
On March 31, 2003, we closed on the sale of Sequoia. The gross sale proceeds were approximately $43.1 million, consisting of $25.2 million in cash and a dividend of $17.9 million. The dividend included the common stocks previously held in Sequoia’s investment portfolio, primarily consisted of a number of holdings in small-capitalization value stocks, which we believed were still undervalued based on the private market value of the underlying assets, earnings, and cash flow. These common stocks were added to the investment portfolio of Physicians, which was Sequoia’s direct parent company.

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
•
its consolidated market data feed customers, which were sold to Interactive Data Corporation, for $8.5 million. HyperFeed received $7 million in cash on closing, $500,000 in 2004, and $545,000 in 2005. HyperFeed could realize an additional $330,000 if, and when, milestones are met.

Employees

At December 31, 2005, PICO had 82 employees. A total of 7 employees were engaged in land and related mineral rights and water rights operations; 5 in water rights and storage operations; 3 in property and casualty insurance operations; 2 in medical professional liability operations; and 17 in holding company activities. HyperFeed Technologies, Inc. has 48 employees.

Executive Officers

The executive officers of PICO are as follows:

Name	Age	Position
Ronald Langley	61	Chairman of the Board, Director
John R. Hart	46	President, Chief Executive Officer and Director
Richard H. Sharpe	50	Chief Operating Officer
James F. Mosier	58	General Counsel and Secretary
Maxim C. W. Webb	44	Chief Financial Officer and Treasurer
W. Raymond Webb	44	Vice President, Investments
John T. Perri	36	Vice President, Controller

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

Mr. Sharpe has served as Chief Operating Officer of PICO since November 1996 and in various executive capacities since joining Physicians in 1977.

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

Mr. Raymond Webb has been with the Company since August 1999 as Chief Investment Analyst and became Vice President, Investments in April 2003.

Mr. Perri has been Vice President, Controller of PICO since April 2003 and served in various capacities since joining the Company in 1998, including Financial Reporting Manager and Corporate Controller.

ITEM 1A. RISK FACTORS

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

We do not know of any reliable statistical data that would enable us to predict the probability of success or failure of our acquisitions and investments, or to predict the availability of suitable investments at the time we have available cash. We may not be able to find sufficient opportunities to make this business strategy successful. Additionally, when any of our acquisitions do not achieve acceptable rates of return or we do not realize the value of the funds invested, we may write-down the value of such acquisitions or sell the acquired businesses at a loss. We have made a number of acquisitions in the past that have been highly successful, and we have also made acquisitions that have lost either part or all of the capital invested. Further details of realized and unrealized gains and losses can be found in the Notes 1, 2, 3 and 4 to the accompanying consolidated financial statements and in Item 7A in this Form 10-K. Our ability to achieve an acceptable rate of return on any particular investment is subject to a number of factors which are beyond our control, including increased competition and loss of market share, quality of management, cyclical or uneven financial results, technological obsolescence, foreign currency risks and regulatory delays.

We may make investments and acquisitions that may yield low or negative returns for an extended period of time, which could temporarily or permanently depress our return on shareholders’ equity.

We generally make investments and acquisitions that tend to be long term in nature. We acquire businesses that we believe to be undervalued or may benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with our existing operations. We may not be able to develop acceptable revenue streams and investment returns. We may lose part or all of our investment in these assets. The negative impacts on cash flows, income, assets and shareholders’ equity may be temporary or permanent. We make acquisitions for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This may involve restructuring of the financing or management of the entities in which we invest and initiating or facilitating mergers and acquisitions. These processes can consume considerable amounts of time and resources. Consequently, costs incurred as a result of these investments and acquisitions may exceed their revenues and/or increases in their values for an extended period of time until we are able to develop the potential of these investments and acquisitions and increase the revenues, profits and/or values of these investments. Ultimately, however, we may not be able to develop the potential of these assets that we originally anticipated.

We may not be able to sell our investments when it is advantageous to do so and we may have to sell these investments at a discount.

No active market exists for some of the companies in which we invest. We acquire stakes in private companies that are not as liquid as investments in public companies. Additionally, some of our acquisitions may be in restricted or unregistered stock of U.S. public companies. Moreover, even our investments for which there is an established market are subject to dramatic fluctuations in their market price. These illiquidity factors may affect our ability to divest some of our acquisitions and could affect the value that we receive for the sale of such investments.

Our acquisitions of and investments in foreign companies subject us to additional market and liquidity risks which could affect the value of our stock.

We have acquired, and may continue to acquire, shares of stock in foreign public companies. Typically, these foreign companies are not registered with the SEC and regulation of these companies is under the jurisdiction of the relevant foreign country. The respective foreign regulatory regime may limit our ability to obtain timely and comprehensive financial information for the foreign companies in which we have invested. In addition, if a foreign company in which we invest were to take actions which could be deleterious to its shareholders, foreign legal systems may make it difficult or time-consuming for us to challenge such actions. These factors may affect our ability to acquire controlling stakes, or to dispose of our foreign investments, or to realize the full fair value of our foreign investments. In addition, investments in foreign countries may give rise to complex cross-border tax issues. We aim to manage our tax affairs efficiently, but given the complexity of dealing with domestic and foreign tax jurisdictions, we may have to pay tax in both the U.S. and in foreign countries, and we may be unable to offset any U.S. tax liabilities with foreign tax credits. If we are unable to manage our foreign tax issues efficiently, our financial condition and the results of operations and cash flows could be adversely affected.

Variances in physical availability of water, along with environmental and legal restrictions and legal impediments, could impact profitability from our water rights.

The water rights held by us and the transferability of these rights to other uses and places of use are governed by the laws concerning water rights in the states of Arizona, Colorado and Nevada. The volumes of water actually derived from the water rights applications or permitted rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions. As a result, the amounts of acre-feet anticipated from the water rights applications or permitted rights do not in every case represent a reliable, firm annual yield of water, but in some cases describe the face amount of the water right claims or management’s best estimate of such entitlement. Legal impediments may exist to the sale or transfer of some of these water rights, which in turn may affect their commercial value. If we were unable to transfer or sell our water rights, we may lose some or all of our value in our water rights acquisitions.

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

We engage in various water rights acquisitions, management, development, and sale and lease activities. Accordingly, our long-term future profitability will primarily be dependent on our ability to develop and sell or lease water and water rights, and will be affected by various factors, including timing of acquisitions, transportation arrangements, and changing technology. To the extent we possess junior or conditional water rights, such rights may be subordinated to superior water right holders in periods of low flow or drought.

In addition to the risk of delays associated with receiving all necessary regulatory approvals and permits, we may also encounter unforeseen technical difficulties which could result in construction delays and cost increases with respect to our water resource and water storage development projects.

Our profitability is significantly affected by changes in the market price of water. In the future, water prices may fluctuate widely as demand is affected by climatic, demographic and technological factors.

Our water activities may become concentrated in a limited number of assets, making our growth and profitability vulnerable to fluctuations in local economies and governmental regulations.

In the future, we anticipate that a significant amount of Vidler’s revenues and asset value will come from a limited number of assets, including our water rights in Nevada and Arizona and the Vidler Arizona Recharge Facility. Although we continue to acquire and develop additional water assets, in the foreseeable future we anticipate that our revenues will still be derived from a limited number of assets, primarily located in Arizona and Nevada.

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

The inherent uncertainties in estimating loss reserves are greater for some insurance products than for others, and are dependent on various factors including:
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

In addition, while we carefully review the credit worthiness of the companies we have reinsured part, or all, of our initial direct underwriting risk with, our reinsurers could default on amounts owed to us for their portion of the direct insurance claim. Our insurance subsidiaries, as direct writers of lines of insurance, have ultimate responsibility for the payment of claims, and any defaults by reinsurers may result in our established reserves not being adequate to meet the ultimate cost of losses arising from claims.

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

Beginning in 1994, Physicians and Citation became subject to the provisions of the Risk-Based Capital for Insurers Model Act which has been adopted by the National Association of Insurance Commissioners for the purpose of helping regulators identify insurers that may be in financial difficulty. The Model Act contains a formula which takes into account asset risk, credit risk, underwriting risk and all other relevant risks. Under this formula, each insurer is required to report to regulators using formulas which measure the quality of its capital and the relationship of its modified capital base to the level of risk assumed in specific aspects of its operations. The formula does not address all of the risks associated with the operations of an insurer. The formula is intended to provide a minimum threshold measure of capital adequacy by individual insurance company and does not purport to compute a target level of capital. Companies which fall below the threshold will be placed into one of four categories: Company Action Level, where the insurer must submit a plan of corrective action; Regulatory Action Level, where the insurer must submit such a plan of corrective action, the regulator is required to perform such examination or analysis the Superintendent of Insurance considers necessary and the regulator must issue a corrective order; Authorized Control Level, which includes the above actions and may include rehabilitation or liquidation; and Mandatory Control Level, where the regulator must rehabilitate or liquidate the insurer. All companies’ risk-based capital results as of December 31, 2005 exceed the Company Action Level.

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

Because our operations are diverse, analysts and investors may not be able to evaluate us adequately, which may negatively influence our share price.

PICO is a diversified holding company with operations in real estate and related water rights and mineral rights; water resource development and water storage; insurance operations in run-off; and business acquisitions and financing. Each of these areas is unique, complex in nature, and difficult to understand. In particular, the water resource business is a developing industry within the western United States with very little historical data, very few experts and a limited following of analysts. Because we are complex, analysts and investors may not be able to adequately evaluate our operations and PICO in total. This could cause them to make inaccurate evaluations of our stock, or to overlook PICO, in general. These factors could have a negative impact on the trading volume and price of our stock.

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

Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations. At December 31, 2005, the closing price of our common stock on the NASDAQ National Market was $32.26 per share, compared to $15.67 at December 31, 2003. On a quarterly basis between these two dates, closing prices have ranged from a high of $35.14 to a low of $15.67.

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

We use estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, SEC regulations and NASDAQ Stock Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of substantial financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changes laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation could be harmed.

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

Physicians leases approximately 1,892 square feet of office space in Columbus, Ohio for its headquarters. Citation leases office space for a claims office in Orange County, California. Vidler and Nevada Land lease office space in Carson City, Nevada. HyperFeed leases 15,000 square feet of office space in Chicago, Illinois, approximately 11,000 square feet of office space at two sites in Aurora, Illinois, approximately 3,000 square feet of office space in New York City, approximately 1,300 square feet of office space in San Francisco, California, and approximately 50 square feet of office space in London, England. Vidler and Nevada Land hold significant investments in land, water rights and mineral rights in the southwestern United States. We continually evaluate our current and future space capacity in relation to our business needs. We believe that our existing facilities are suitable and adequate to meet our current business requirements. See “Item 1-Business-Introduction.”

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 8, 2005, a Special Meeting of the Company’s Shareholders was held. The only matter presented to the Company’s shareholders was the approval of the PICO Holdings, Inc. Long-Term Incentive Plan. The Proxy Statement for the Special Meeting of shareholders was dated November 8, 2005, and was filed with the SEC on November 8, 2005. The vote was 6,789,752 votes in favor, and 3,326,625 against.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of PICO is traded on the NASDAQ National Market under the symbol “PICO.” The following table sets out the high and low daily closing sale prices as reported on the NASDAQ National Market. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions.

	2005		2004
	High	Low	High	Low
1st Quarter	$27.00	$20.93	$16.60	$15.31
2nd Quarter	$29.76	$23.94	$19.04	$15.38
3rd Quarter	$35.14	$28.41	$19.04	$17.12
4th Quarter	$35.35	$32.12	$22.00	$18.57

On March 8, 2006, the closing sale price of PICO’s common stock was $33.06 and there were approximately 642 holders of record.

PICO has not declared or paid any dividends in the last two years, and does not expect to pay any dividends in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/05 - 10/31/05	-	-
11/1/05 - 11/30/05	-	-
12/1/05 - 12/31/05	-	-

(1) In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash. As of December 31, 2005, no stock had been repurchased under this authorization.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents the Company’s selected consolidated financial data. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K and the consolidated financial statements and the related notes thereto included elsewhere in this document.

	Year Ended December 31,
	2005	2004	2003	2002	2001
OPERATING RESULTS	(In thousands, except share data)
Revenues:
Premium income earned (charged)				$(42)	$980
Net investment income (loss)	$15,918	$9,065	$8,116	9,595	1,161
Sale of real estate and water assets (Note 1)	124,984	10,879	19,751	15,232	17,106
Other income	5,481	8,183	5,011	4,489	4,313
Total revenues	$146,383	$28,127	$32,878	$29,274	$23,560

Income (loss) from continuing operations	$16,165	$(10,636)	$(13,622)	$1,110	$3,778
Income from discontinued operations, net	37	78	10,384	2,834	2,317
Cumulative effect of change in accounting principle, net				1,985	(981)
Net income (loss)	$16,202	$(10,558)	$(3,238)	$5,929	$5,114
PER COMMON SHARE BASIC AND DILUTED:
Income (loss) from continuing operations	$1.25	$(0.86)	$(1.10)	$0.09	$0.30
Income from discontinued operations		0.01	0.84	0.23	0.19
Cumulative effect of change in accounting principle				0.16	(0.08)
Net income (loss)	$1.25	$(0.85)	$(0.26)	$0.48	$0.41
Weighted Average Shares Outstanding	12,959,029	12,368,068	12,375,933	12,375,466	12,384,682

Note 1: See Vidler Water Company in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2005	2004	2003	2002	2001
FINANCIAL CONDITION	(In thousands, except per share data)
Assets (2)	$441,773	$354,624	$330,897	$265,587	$270,742
Unpaid losses and loss adjustment expenses	$46,647	$55,944	$60,864	$52,703	$61,538
Bank and other borrowings (2)	$12,335	$18,021	$15,377	$14,636	$14,596
Discontinued operations, net (liabilities) assets	$(476)	$(752)	$(1,351)	$37,332	$33,266
Total liabilities and minority interest (2)	$140,421	$113,942	$99,566	$81,888	$96,110
Shareholders' equity	$300,875	$239,929	$229,160	$221,032	$207,899
Book value per share	$22.67	$19.40	$18.52	$17.86	$16.81

Note:	Book value per share is computed by dividing shareholders’ equity by the net of total shares issued less shares held as treasury shares.
(2) Excludes balances classified as discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The consolidated financial statements and other portions of this Annual Report on Form 10-K for the fiscal year ended December 31, 2005, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” reflect the effects of:
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

WATER RESOURCES AND WATER STORAGE OPERATIONS - VIDLER WATER COMPANY, INC.

BACKGROUND
We believe that continuing trends in Nevada and Arizona indicate strong future demand for Vidler’s water rights and water storage assets.

Based on figures published by the Nevada State Demographer, in the five years from 2000 to 2005, the population of Clark County, Nevada, which includes metropolitan Las Vegas, increased 28.8% to almost 1.8 million residents. Around 70,000 people are moving to the area annually. Currently Las Vegas takes most of its water supply from Lake Mead, which is primarily fed by water flows from the Colorado River. Due to the continued growth in demand for water and a prolonged drought, the level of Lake Mead is close to 50 year lows. Accordingly, Las Vegas is aggressively seeking to conserve water (e.g., rules have been introduced restricting water use in new homes) and to diversify its sources of water supply. At the same time, the increasing cost of housing in Las Vegas is leading to more rapid growth in outlying areas within commuting distance.

Over time, we believe that these factors will lead to demand for water in parts of southern Nevada where Vidler owns or has an interest in water rights, including southern Lincoln County, Sandy Valley, and Moapa Valley (Muddy River) in Clark County. If growth management initiatives are introduced in Las Vegas, this will lead to even more rapid growth in the areas surrounding metropolitan Las Vegas.

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

The Southern Nevada Water Authority has released an updated 2006 water resource plan (which can be viewed at www.snwa.com) to develop and deliver water supplies to meet regional growth demands. This plan consists of (1) the storage of water, including up to 1.25 million acre-feet in Arizona, combined with (2) the development of further water resources in Nevada. We believe that Vidler’s assets are favorably positioned to contribute to the water resource solutions required in Nevada.

WATER RESOURCES

Arizona

During 2005, Vidler closed on the sale of its holdings of approximately 42,000 acre-feet of groundwater rights and the related land in the Harquahala Valley Irrigation District to a real estate developer. The sales price of $94.4 million represented approximately $2,200 per acre-foot of transferable Harquahala Valley Irrigation District groundwater. This transaction added approximately $55.5 million to pre-tax income in 2005.

Any new residential development in Arizona must obtain a permit from the Arizona Department of Water Resources certifying a “designated assured water supply” sufficient to sustain the development for at least 100 years. Harquahala Valley ground water meets the designation of assured water supply, but in order to be used by municipalities in the heavily populated parts of Arizona, the water must be transported from the Harquahala Valley to the end users. Arizona state legislation allows Harquahala Valley ground water to be made available as assured water supply to cities and communities in Arizona through agreements with the Central Arizona Groundwater Replenishment District.

At December 31, 2005, Vidler owned approximately 2,880 acre-feet of ground water and the related land in the Harquahala Valley. The Harquahala Valley is located in La Paz County and Maricopa County, approximately 75 miles northwest of metropolitan Phoenix, Arizona. According to census data, the population of Maricopa County increased 15.9% from 2000 to 2004, with the addition of more than 120,000 people per year. Vidler anticipates that as the boundaries of the greater Phoenix metropolitan area push out, this is likely to lead to demand for water to support growth within the Harquahala Valley itself. The remaining water can also be transferred for municipal use outside of the Harquahala Valley.

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

Vidler is working jointly with the Lincoln County Water District to locate and develop water resources in Lincoln County, Nevada. Lincoln County Water District and Vidler (“Lincoln/Vidler”) have filed applications for more than 100,000 acre-feet of water rights with the intention of supplying water for residential, commercial, and industrial use, as contemplated by the County’s approved master plan. We believe that this is the only known new source of water for Lincoln County. Vidler anticipates that up to 40,000 acre-feet of water rights will ultimately be permitted from these applications, and put to use in Lincoln County and northern Clark County.

Under the Lincoln County Land Act, more than 13,300 acres of federal land in southern Lincoln County near the fast growing City of Mesquite was offered for sale in February 2005. According to press reports, the eight parcels offered sold to various developers for approximately $47.5 million. The land was sold without environmental approvals, water, and city services, which will be required before development can proceed. Additional water supply will be required in Lincoln County if this land is to be developed.

Tule Desert Groundwater Basin
In 1998, Lincoln/Vidler filed for 14,000 acre-feet of water rights for industrial use from the Tule Desert Groundwater Basin. In November 2002, the Nevada State Engineer granted an application for 2,100 acre-feet of water rights, and ruled that another 7,244 acre-feet could be granted, but would be held in abeyance while Lincoln/Vidler pursues additional studies:
•
in October 2005, Lincoln/Vidler closed on the sale of 2,100 acre-feet of water to a developer in Lincoln County for approximately $15.7 million, which represents a price of $7,500 per acre-foot. Under the agreement between the Lincoln County Water District and Vidler, the proceeds from the sale of water will be shared equally after Vidler is reimbursed for the expenses incurred in developing water resources in Lincoln County. Consequently, the net cash proceeds to Vidler were approximately $10.8 million, and the transaction added $10.1 million to revenues and $9.1 million to pre-tax income in 2005; and

•
the developer has up to 10 years to purchase an additional 7,240 acre-feet of water, as and when supplies are permitted from the applications. We anticipate that the hearings to permit these applications will commence in 2006. During 2005, Vidler successfully drilled a series of production and monitoring wells to provide evidence to support the applications. The initial price of $7,500 per acre-foot will increase at 10% each year. In addition, the developer will pay a commitment fee equal to 10% of the outstanding balance of unpurchased water each year, beginning August 9, 2006, which will be applied to the purchase of water.

The Lincoln County undertaking is an example of a transaction where Vidler can partner with an entity, in this case a government entity, to provide the necessary capital and skills to commercially develop water assets, thereby providing a significant economic benefit to the partner.

Coyote Springs
Coyote Springs is a planned mixed-use development to be located approximately 40 miles north of Las Vegas, at the junction of U.S. Highway 93 and State Highway 168, partially within Lincoln County, Nevada, and partially within Clark County, Nevada. Coyote Springs is the largest privately-held property for development in southern Nevada. The developer, Coyote Springs Investment, LLC (“CSIL”), has received entitlements for approximately 50,000 residential units, 6 golf courses, and 1,200 acres of retail and commercial development on 13,100 acres in Clark County. CSIL expects to receive additional entitlements for its 29,800 acres in Lincoln County. Based on the entitlements obtained so far, it is estimated that the community will require approximately 35,000 acre-feet of permanent water. Additional water will be required as further entitlements are obtained. It is expected that full absorption of the residential units will take 25 years or more.

Pardee Homes has agreed to be the master residential developer on the first phase of the development. Construction of a golf course has begun, and CSIL has stated that the first houses should start going up in 2007.

Lincoln/Vidler have agreed to sell approximately 560 acre-feet of water rights at Meadow Valley, located in Lincoln and Clark counties, to CSIL for approximately $3.4 million, or $6,050 per acre-foot. The water rights are the subject of an existing protest, and escrow will close within 14 days of the protest being successfully resolved.

We anticipate that Lincoln County/Vidler could provide the majority of the water required for the Coyote Springs project from the jointly filed applications for water rights in various basins in Lincoln County.

Lincoln/Vidler have agreed to sell additional water to CSIL, as and when supplies are permitted from existing applications in Kane Springs, Nevada. The applications are for up to 17,375 acre-feet of water, although the actual permits received may be for a lesser quantity, which cannot be accurately predicted. It is anticipated that the applications will be heard in 2006, and that it could take up to 12 months after the hearing for the application to be permitted and the sale closed. The initial purchase price for the water will be $6,050 per acre-foot for the first year of the agreement. The price of unpurchased water will increase 10% each year on the anniversary of the agreement.

Lincoln County Power Plant Project
Vidler has entered into an option agreement to sell its interest in a project to construct a new electricity-generating plant in southern Lincoln County, for $4.8 million. It is anticipated that the new plant will supply electricity to the new communities to be developed near Mesquite, and surrounding areas, which are expected to be fast-growing. If the purchaser exercises the option to purchase the interest in the power project, the agreement is scheduled to close in 2007. The purchaser has made all of the scheduled option exercise payments to date.

This project is 100% owned by Vidler, and does not form part of the Lincoln/Vidler undertaking.

2.	Sandy Valley, Nevada

In June 2002, the Nevada State Engineer awarded Vidler 415 acre-feet of water rights near Sandy Valley, Nevada. Vidler has filed another application for 1,000 acre-feet.

The award of the permit for the 415 acre-feet of water rights has been appealed, and is currently in the Nevada Supreme Court, which we believe is the final court of appeal for the matter. Once the appeal has been concluded, we anticipate utilizing the water rights to support future growth in Sandy Valley or surrounding areas in southwestern Nevada.

3.	Muddy River water rights

The Muddy River is a perennial river fed by the Muddy Springs in southern Nevada, originating in Nevada and flowing into Lake Mead. Currently, Muddy River water rights are utilized for agriculture and electricity generation; however, in the future, we anticipate that Muddy River water rights may be utilized to support development in southern Nevada. The Southern Nevada Water Authority 2006 water resource plan identifies Muddy River water rights as a water resource to support future growth in Clark County, Nevada.

At December 31, 2005, Vidler owned approximately 221 acre-feet of Muddy River water rights, and had the right to acquire an additional 46 acre-feet.

4.	Fish Springs Ranch

In 2000, Vidler purchased a 51% interest in Fish Springs Ranch, LLC (“Fish Springs”) and a 50% interest in V&B, LLC. These companies own the Fish Springs Ranch and other properties totaling approximately 8,600 acres in Honey Lake Valley in Washoe County, 45 miles north of Reno, Nevada, and permitted water rights related to the properties, which are transferable to the Reno/Sparks area. The Fish Springs Ranch water rights have been identified as the most economical and proven new source of supply to support new growth in the north valley communities of Washoe County. According to census data, from 2000 to 2004, the population of Washoe County (including Reno/Sparks) increased by 12.1% to approximately 381,000 people.

Residential property developers have publicly stated that Reno is constrained for land. If additional water can be supplied to Reno and the surrounding areas, this will allow the development of additional land. Indicative market prices for new water delivered to Reno have appreciated strongly, commensurate with increases in the value of raw land and finished homes.  Given these market conditions, Fish Springs has determined that it would be advantageous to construct, at its own expense, a pipeline approximately 35 miles long, to convey 8,000 acre-feet of water annually from Fish Springs Ranch to a central storage tank in northern Reno to supply the northern valleys.  A Final Environmental Impact Statement for the pipeline has been completed, and the comment period has ended. Fish Springs is awaiting the Record of Decision and the granting of rights-of-way by the Department of the Interior. The total cost of the pipeline is estimated to be in the $65 million to $70 million range. We are exploring various forms of project financing.

As of March 2006, Vidler has commitments for future capital expenditures amounting to approximately $12 million, relating to the construction of a pipeline to convey water from the Fish Springs Ranch to Reno, Nevada. See Note 14 of Notes To Consolidated Financial Statements, “Commitments and Contingencies”.

5.	Big Springs Ranch and West Wendover, Nevada

In December 2003, Vidler closed on the sale of approximately 37,500 acres of deeded ranch land and the related water rights at Big Springs Ranch for $2.8 million. The ranch land was located approximately 65 miles east of Elko, in northeastern Nevada.

In December 2003, Vidler closed on the sale of approximately 6,500 acres of developable land near West Wendover, Nevada for $12 million. West Wendover is adjacent to the Nevada/Utah border in the Interstate 80 corridor. The land at West Wendover was acquired in 1999 through a land exchange with the Bureau of Land Management, under which Vidler gave up approximately 70,500 acres of ranch land at Big Springs Ranch in return for the parcels of developable land.

The assets at Big Springs Ranch and West Wendover were different in nature from Vidler’s remaining assets in Arizona and Nevada, in that the land comprised the bulk of the value of Big Springs Ranch and West Wendover, with the water rights being a lesser component.

Colorado

Vidler is completing the process of monetizing its water rights in Colorado, through sale or lease:
•
in 2000, Vidler closed on the sale of various water rights and related assets to the City of Golden, Colorado for $1 million, and granted the City options to acquire other water rights over the following 15 years. The City exercised options to acquire water assets for $146,000 in 2003, $142,000 in 2004, and $143,000 in 2005. If the remaining options are exercised, the present value of the aggregate purchase price is approximately $1 million;

•	in 2003, Vidler closed on the sale of the Wet Mountain water rights for $414,000;
•	in 2004, Vidler closed on the sale of approximately 6.5 acre-feet of water rights for $266,000; and
•	in 2005, Vidler closed on the sale of approximately 5.5 acre-feet of water rights for $261,000.

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

Vidler has not yet stored water for customers at the facility, but the company has been recharging water for its own account since 1998, when the pilot plant was constructed. At the end of 2005, Vidler had “net recharge credits” representing approximately 90,666 acre-feet of water in storage at the facility, and had purchased or ordered a further 35,000 acre-feet for recharge in 2006. Vidler purchased the water from the CAP, and intends to resell this water at an appropriate time.

Vidler is in discussions with a number of developers and other entities which could lead to the sale of net recharge credits. We believe that the storage site, the net recharge credits, and Vidler’s remaining water rights and land in the Harquahala Valley could be an attractive combination to developers looking to secure water supply to support new development in the Harquahala Valley, which is approximately 75 miles northwest of metropolitan Phoenix, Arizona. The Vidler Arizona Recharge Facility is located in La Paz County, close to the county line with fast-growing Maricopa County. According to census data, the population of Maricopa County increased 15.9% from 2000 to 2004, with the addition of more than 120,000 people per year. Vidler anticipates that as the boundaries of the greater Phoenix metropolitan area push out, this is likely to lead to demand for water to support growth within the Harquahala Valley itself.

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

Other Projects
During 2005, Vidler received net cash proceeds of approximately $105.1 million from the sales in the Harquahala Valley Irrigation District and Lincoln County described above. After the payment of federal and state tax liabilities arising from these sales, which are estimated at $26 million ($24.2 million of which was paid in 2005), likely uses of Vidler’s available cash include continuing:
•	to develop new supplies of water in Lincoln County, Nevada (e.g., drilling costs and legal & professional fees); and
•
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

NEVADA REAL ESTATE OPERATIONS - NEVADA LAND AND RESOURCE COMPANY, LLC

The majority of Nevada Land’s revenues come from the sale of land. In addition, various types of recurring revenue are generated from use of the Nevada Land’s properties, including leasing, easements, and mineral royalties. Nevada Land also generates interest revenue from land sales contracts where Nevada Land has provided partial financing, and from temporary investment of the proceeds of land sales.

Nevada Land recognizes revenue from land sales, and the resulting gross margin, when the sales transactions close. On closing, the entire sales price is recorded as revenue, and a gross margin is recognized depending on the cost basis attributed to the land which was sold. Since the date of closing determines the accounting period in which the sales revenue and margin are recorded, Nevada Land’s reported revenues and income fluctuate from period to period, depending on the dates when specific transactions close, and land sales for any one year are not necessarily indicative of land sales in future years.

In 2005, Nevada Land generated $20.2 million in revenues from the sale of approximately 252,000 acres of former railroad land. The average sales price of $80 per acre compares to our average basis of $30 per acre in the parcels which were sold. In 2005, 69.5% of land sales were settled for cash, and Nevada Land provided partial financing for the remainder. Vendor financing is collateralized by the land conveyed, and typically is subject to a minimum 30% down payment and carries a 10% interest rate.

In 2004 and 2005, land sales were significantly higher than in preceding years. The $20.2 million in total sales in 2005 consisted of 66 individual sales transactions, reflecting demand for various types of land with various uses, including rural-suburban-urban living, desert lands, and ranching.

During 2004 and 2005, the market for many types of real estate in Nevada was buoyant. We believe that higher prices for land in and around municipalities has increased the demand for, and in some locations the price of, property 50 miles or more from municipalities, which our lands typically are. It can take a year or more to complete a land sale transaction, the timing of land sales is unpredictable, and historically the level of land sales has fluctuated from year to year. Accordingly, it should not be assumed that the higher level of sales in 2004 and 2005 can be maintained.

BUSINESS ACQUISITIONS AND FINANCING

This section describes the most significant interests in public companies included in this segment during 2005.

Excluding HyperFeed, we estimate that the common stock interests in public companies reported in this segment generated a total return (i.e., realized and unrealized gains, plus dividends received, in U.S. dollars) of approximately 19% in 2005, compared to approximately 39% in 2004, and 29% in 2003.

Notes
Conversion of Swiss Franc amounts to U.S. dollars
Income statement items (revenues, expenses, gains, and losses) for foreign operations are translated into U.S. dollars using the average foreign exchange rate for the year, and balance sheet items (assets and liabilities) are translated at the actual exchange rate at the balance sheet date.

For the convenience of the reader, the average Swiss Franc exchange rate for 2005 used for income statement items was CHF1.2450 to the U.S. dollar (2004: CHF1.2279), and the actual Swiss Franc exchange rate at December 31, 2005 used for balance sheet items was CHF1.3139 (December 31, 2004: CHF1.1395).

HyperFeed Technologies, Inc.
In 2001, 2002, and 2003 until May 15, PICO’s investment in HyperFeed common shares was recorded in this segment using the equity method under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Since May 15, 2003, when HyperFeed became a consolidated subsidiary, its results have been recorded in a separate segment, “HyperFeed Technologies”.

1.	Jungfraubahn Holding AG

PICO owns 1.3 million shares of Jungfraubahn, which represents approximately 22.5% of that company. At December 31, 2005, the market (carrying) value of our holding was $42 million.

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

In February 2006, Jungfraubahn issued a press release containing an initial review of 2005 operations, using Swiss accounting principles. The full text is available on Jungfraubahn’s website www.jungfraubahn.com. The contents of Jungfraubahn’s website are not incorporated in this 10-K.

In the press release, Jungfraubahn reported that passenger traffic revenues increased by 7.3% in 2005, and that the winter sports business recorded a 9.7% increase in revenues. Jungfraubahn indicated that it expected an “improved” financial result from the previous year. Jungfraubahn went on to say that the “2005/2006 winter season is showing very positive development” with a 6.9% increase in guests in the Jungfrau region through to the end of January 2006, and that forward bookings from tour operators and “the general economic environment” put the company in a “confident mood for the coming summer season.”

The release also stated that two long-serving directors will be retiring from the Jungfraubahn board in May 2006, and that Professor Dr. Thomas Bieger has the board’s support to become the new Chairman of Jungfraubahn. It was also disclosed that Jungfraubahn’s Chief Executive Officer, Mr. Walter Steuri, intends to retire in 2008.

In September 2005, Jungfraubahn announced its results for the six months to June 30, 2005. Reported revenues were CHF 60.2 million (US$48.4 million), increasing 7% year over year in Swiss francs, and exceeding CHF 60 million for the first time. Net income was CHF 7.3 million (US$5.8 million), or approximately CHF 1.24 per share (US$1.00), a 34% increase year over year.

Jungfraubahn announced its results for the 2004 financial year in June 2005, so the 2005 results will not be released until after this 10-K has been filed. Revenues were CHF 116.1 million (US$94.6 million), and net income was CHF 14.6 million (US$11.9 million), or CHF 2.5 per share (US$2.04). Jungfraubahn’s operating activities generated net cash flow of CHF 27.5 million (US$22.4 million).

At June 30, 2005, Jungfraubahn had shareholders’ equity of CHF 314.4 million or approximately CHF 53.88 (US$42.04) in book value per share. At December 31, 2005, Jungfraubahn’s stock price was CHF 42.05 (US$32.00). At December 31, 2004, Jungfraubahn’s stock price was CHF 35.5 (US$ 31.15).

2.	Other European Investments

Raetia Energie AG
PICO owns 70,556 shares in Raetia Energie, which is a producer of hydro electricity. At December 31, 2005, our investment in Raetia Energie had a basis of $3.2 million, and a market value of $18.2 million.

We first purchased this stock in 1997, increased our holding in 1998, 2002 & 2003, and sold part of our holding in 2004 and 2005. Over the life of the investment so far, we have generated a total return (i.e., realized and unrealized gains, plus dividends received in U.S. dollars) in the range of 400%.

During 2003, the carrying value of our holding appreciated by $5.8 million (almost 105%) in U.S. dollars. In 2004, our holding in Raetia generated a total return of $6.5 million (almost 58%). In 2005, our holding in Raetia generated a total return of $3 million (18%), consisting of approximately $2.8 million in realized and unrealized gains, and $236,000 in dividends.

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

The Accu stock price declined significantly during 2002, 2003, and 2004. As explained in the Business Financing and Acquisitions portion of “Results of Operations -- Years Ended December 31, 2004, 2003, and 2002,” we regularly review stocks which have declined in price from our cost. If we determine that the decline in market value is other-than-temporary, we record a charge which writes our basis in the investment down from its original cost to current carrying value, which typically is the market price at the balance sheet date when the provision is recorded. It should be noted that charges for other-than-temporary impairments do not affect shareholders’ equity or book value per share, since the after-tax decline in the market value of investments carried under SFAS No. 115 is already reflected in shareholders equity in our balance sheet. Also, the carrying (book) value of the holding does not change. If the stock price subsequently recovers, the basis does not change.

Given the extent and duration of the decline in the market price of Accu stock, we determined that the decline in Accu’s market value is also other-than-temporary. Accordingly, we recorded pre-tax charges for other-than-temporary impairment of our holding in Accu of $2.2 million in 2002, $823,000 in 2003, and $1.3 million in 2004. These charges were recorded as realized losses and reduced the basis of the investment. At December 31, 2005, the holding had a basis of $2.3 million, and a market (carrying) value of $4.2 million (CHF5.6 million).

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

Given the relatively low level of interest rates, we expect to generate limited income from our bond holdings. To maintain liquidity and to guard against capital losses which would be brought on by higher interest rates, our bond holdings are concentrated in issues maturing in 5 years or less. At December 31, 2005, the duration of Citation’s bond portfolio was 3.5 years, and the duration of the Physicians bond portfolio was 2.2 years. The duration of a bond portfolio measures the amount of time it will take for the cash flows from scheduled interest payments and the maturity of bonds to equal the current value of the portfolio. Duration indicates the sensitivity of the market value of a bond portfolio to changes in interest rates. If interest rates increase, the market value of existing bonds will decline. During periods when market interest rates decline, such as 2003 and 2004, the market value of existing bonds increases. Typically, the longer the duration, the greater the sensitivity of the value of the bond portfolio to changes in interest rates. Duration of less than 5 years is generally regarded as medium term, and less than 3 years is generally regarded as short term.

Typically, we hold bonds issued by the U.S. Treasury and government-sponsored enterprises (e.g., Freddie Mac and FNMA) only to the extent required for capital under state insurance codes, or as required for deposits or collateral with state regulators. Otherwise, the bond portfolios consist almost entirely of investment-grade corporate issues with 10 or less years to maturity. At December 31, 2005, the aggregate market value of Physicians’ and Citation’s bond portfolio was within 1% of amortized cost. We do not own any municipal bonds, and did not own any corporate bonds in the telecommunications, utilities, energy trading, automotive, and auto finance sectors, which experienced difficulties in recent years.

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

During 2004 and 2005, we sold our holdings in the shares of Keweenaw Land Association, Limited (Pink Sheets: KEWL). Keweenaw owns approximately 155,000 acres of northern hardwood timberlands on the Upper Peninsula of Michigan, including some acreage with a higher and better use than timberland. The Keweenaw stock price increased 55% in 2003, and 35% in 2004. We had been accumulating shares of Keweenaw since 1998, and earned a total return over the life of the investment of better than 20% per annum.

On February 7, 2005, we reported on Schedule 13G that Physicians and Citation own a total of 310,000 common shares of Consolidated-Tomoka Land Co. (Amex: CTO), representing approximately 5.5% pf CTO. Consolidated-Tomoka owns approximately 12,000 acres of land in and around Daytona Beach, Florida, and a portfolio of income properties in the southeastern United States. The investment was purchased between September 2002 and February 2004 at a cash cost of $6.5 million, or approximately $20.90 per share. At December 31, 2005, the market value and carrying value of the investment was $22 million (before taxes).

No other investments of the insurance companies have reached a threshold requiring public disclosure under the securities laws of the countries where the investments are held (typically a 5% voting interest).

In 2005, we estimate that the total return on the fixed-income securities and unaffiliated common stocks in Citation’s portfolio was approximately 22.6%, including approximately 41.8% for the stocks component (70.2% of the portfolio at December 31, 2005). We estimate that the total return on the fixed-income securities and unaffiliated common stocks in Physicians’ portfolio was approximately 32.1% in 2005, including approximately 49.3% for the stocks component (74.0% of the portfolio at December 31, 2005).

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

Over time, the investment assets and investment income of a “run off” insurance company are expected to decline, as fixed-income investments mature or are sold to provide the funds to pay down the company’s claims reserves. However, since the sale of Sequoia closed on March 31, 2003, the investment assets of the Insurance Operations in Run Off segment have actually increased, as appreciation in stocks has more than offset the maturity or sale of fixed-income securities to pay claims.

The financial results of insurance companies in “run off” can be volatile if there is favorable or unfavorable development in the loss reserves. For example, in 2003 and 2005 Physicians recorded significant income from favorable reserve development, but Citation recorded a significant loss in 2003, partly due to increases in the workers’ compensation and property and casualty insurance loss reserves.

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

At December 31, 2005, medical professional liability reserves totaled $11.9 million, net of reinsurance, compared to $16.4 million net of reinsurance at December 31, 2004, and $19.6 million net of reinsurance at December 31, 2003.

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2005	2004	2003

Direct Reserves	$12.9 million	$19.6 million	$23.6 million
Ceded Reserves	(1.0)	(3.2)	(4.0)
Net Medical Professional Liability Insurance Reserves	$11.9 million	$16.4 million	$19.6 million

At December 31, 2005, our direct reserves, or reserves before reinsurance, essentially equaled the independent actuary’s best estimate. The independent actuary is continually reviewing our claims experience and projected claims trends in order to arrive at the most accurate estimate possible. The independent actuary did not explicitly forecast a range of reserves, but arrived at a best estimate through weighting the results of five different projection methods for each accident year, and in total. Under the different projection methods, the lowest direct reserve calculation was approximately $9.2 million, and the highest direct reserve calculation was $12.9 million. Consequently, our loss reserves could differ depending on the particular method of calculation chosen.

Changes in assumptions about future claim trends, and the cost of handling claims, could lead to significant increases and decreases in our loss reserves. When loss reserves are reduced, this is referred to as favorable development. If loss reserves are increased, the development is referred to as adverse or unfavorable.

At December 31, 2005, approximately $3.1 million, or 24% of our direct reserves were case reserves, which are the loss reserves established when a claim is reported to us. Our provision for incurred but not reported claims (“IBNR”, i.e., the event giving rise to the claim has allegedly occurred, but the claim has not been reported to us) was $6.3 million, or 49% of our direct reserves. The loss adjustment expense reserves, totaling $3.5 million, or 27% of direct reserves, recognize the cost of handling claims over the next 11 years while Physicians’ loss reserves run off.

Over the past 3 years, the trends in open claims and claims paid have been:

	Year Ended December 31,
	2005	2004	2003

Open claims at the start of the year	41	68	144
New claims reported during the year	6	11	22
Claims closed during the year	-19	-38	-98
Open claims at the end of the year	28	41	68

Total claims closed during the year	19	38	98
Claims closed with no indemnity payment	-16	-22	-91
Claims closed with an indemnity payment	3	16	7

Net indemnity payments	$878,000	$1,778,000	$3,048,000
Net loss adjustment expense payments	499,000	898,000	912,000
Total claims payments during the year	$1,377,000	$2,676,000	$3,960,000

Average indemnity payment	$293,000	$111,000	$435,000

PHYSICIANS INSURANCE COMPANY OF OHIO - CHANGE IN LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Year Ended December 31,
	2005	2004	2003

Beginning Reserves	$16.4 million	$19.6 million	$30.3 million
Loss & Loss Adjustment Expense Payments	(1.4)	(2.7)	(4.0)
Re-estimation of Prior Year Loss Reserves	(3.1)	(0.5)	(6.7)
Net Medical Professional Liability Insurance Reserves	$11.9 million	$16.4 million	$19.6 million

Re-estimation as a percentage of undiscounted beginning reserves	- 19%	- 3%	- 22%

During 2005, our medical professional liability insurance claims reserves, net of reinsurance, decreased by $4.5 million, from $16.4 million to $11.9 million. Claims and loss adjustment expense payments for the year were approximately $1.4 million, accounting for 31% of the net decrease in reserves. During 2005, Physicians continued to experience favorable trends in the “severity” (size) of claims, and, to a lesser extent, the “frequency” (number) of claims. Consequently, independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were significantly greater than the actuary’s projections of future claims payments. Reserves were reduced in 10 of Physicians’ 20 accident years from 1976 until 1996, resulting in a net reduction of approximately $3.1 million, or 19.2% of reserves at the start of the year.

The net reduction in reserves of approximately $3.1 million was primarily due to a decrease in claims severity, and was recorded in Physicians’ reserve for IBNR claims.

As shown in the table above, in 2005 Physicians made $878,000 in net indemnity payments to close 3 cases, an average indemnity payment of $293,000 per case. Total claims payments in 2005 were less than anticipated. At December 31, 2005, the average case reserve per open claim was approximately $111,000.

There were no changes in key actuarial assumption in 2005. It should be noted that such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments -- either increases or decreases -- in future years. See “Critical Accounting Policies” and “Risk Factors.”

During 2004, our medical professional liability insurance claims reserves, net of reinsurance, decreased by $3.2 million, from $19.6 million to $16.4 million. Claims and loss adjustment expense payments for the year were approximately $2.7 million, accounting for 84% of the net decrease in reserves. During 2004, Physicians continued to experience favorable trends in the “severity” of claims, and, to a lesser extent, the “frequency” of claims. Consequently, independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were greater than the actuary’s projections of future claims payments. Reserves were reduced in 16 of Physicians’ 20 accident years from 1976 until 1996, resulting in a net reduction of approximately $489,000, or 2.5% of reserves at the start of the year.

In 2004 Physicians made $1.8 million in net indemnity payments to close 16 cases, an average indemnity payment of $111,000 per case. Total claims payments in 2004 were less than anticipated, and the average indemnity payment returned to more typical levels than in 2003. There were no changes in key actuarial assumption in 2004.

During 2003, our medical professional liability insurance claims reserves, net of reinsurance, decreased by $10.7 million, from $30.3 million to $19.6 million. Claims and loss adjustment expense payments for the year were approximately $4 million, accounting for 37% of the net decrease in reserves. During 2003, Physicians continued to experience favorable trends in the “severity” of claims, and, to a lesser extent, the “frequency” of claims. Consequently, independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were significantly greater than the actuary’s projections of future claims payments. Reserves were reduced in all of Physicians’ 20 accident years from 1976 until 1996, resulting in a net reduction of approximately $6.7 million, or 22.1% of reserves at the start of the year.

In 2003 Physicians made $3 million in net indemnity payments to close 7 cases, an average indemnity payment of $435,000 per case. Although total claims payments in 2003 were less than anticipated, the average indemnity payment was higher than in 2002 and our future projection, due to the mix of cases closed in 2003. There were no changes in key actuarial assumptions in 2003.

Since it is almost ten years since Physicians wrote its last policy, and the reserves for direct IBNR claims and unallocated loss adjustment expenses at December 31, 2005 are approximately $9.5 million ($8.8 million net of reinsurance), it is conceivable that further favorable development could be recorded in future years if claims trends remain favorable, particularly claims severity. However, given that favorable development of $3.1 million was recorded in 2005, there is less potential for favorable development in future years than there has been in the past, particularly as Physicians’ remaining claims reserves get smaller. In addition, we caution (1) that claims can be reported until 2017, and (2) against over-emphasizing claims count statistics -- for example, the last claims to be resolved by a “run off” insurance company could be the most complex and the most severe.

Citation Insurance Company

Property and Casualty Insurance Loss Reserves
Citation went into “run off” from January 1, 2001. At December 31, 2005, after five years of “run off,” Citation had $6.4 million in property and casualty insurance loss and loss adjustment expense reserves, after reinsurance.

Approximately 99.4% of Citation’s net property and casualty insurance reserves are related to one line of business, artisans/contractors liability insurance. The remaining 0.6% is comprised of commercial property and casualty insurance policies, all of which expired in 2001. As a general rule, based on state statutes of limitations, we believe that no new commercial property and casualty insurance claims can be filed in California and Arizona, although in these states claims filing periods may be extended in certain limited circumstances.

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

Citation primarily insured subcontractors, and only rarely insured general contractors. A large percentage of the claims received in 2003, 2004, and 2005 related to Additional Insured Endorsements (“AIE”). In general, these represent claims from general contractors who were not direct policyholders of Citation’s, but were named as insureds on policies issued to Citation’s subcontractor policyholders. Most of Citation’s subcontractor insureds are not initially named as defendants in construction defect law suits, but are drawn into litigation against general contractors, typically when the general contractor’s legal expenses reach the limit of their own insurance policy. The courts have held that subcontractors who performed only a minor role in the construction can be held in on complicated litigation against general contractors. Accordingly, the cost of legal defenses can be as significant as claims payments. Typically, AIE claims are shared among more than one subcontractor and more than one insurance carrier. This reduces the expense to any one carrier, so AIE claims typically involve smaller claims payments than claims from actual policyholders.

Although Citation wrote its last artisans/contractors policy in 1995 and the statute of limitations in California is 10 years, this can be extended in some situations.

Over the past 3 years, the trends in open claims and claims paid in the artisans/contractors line of business has been:

	Year Ended December 31,
	2005	2004	2003

Open claims at the start of the year	217	317	290
New claims reported during the year	101	183	290
Claims closed during the year	-169	-283	-263
Open claims at the end of the year	149	217	317

Total claims closed during the year	169	283	263
Claims closed with no payment	-77	-158	-106
Claims closed with LAE payment only (no indemnity payment)	-17	-39	- 40
Claims closed with an indemnity payment	75	86	117

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

Changes in assumptions about future claim trends and the cost of handling claims can lead to significant increases and decreases in our property and casualty loss reserves. Due to the large number of claims received in the artisans/contractors line of business in 1997, 1998, and 1999, Citation was forced to increase its reserves in each of those years. In 2000 and 2001, reserve changes were less than 1% of beginning reserves. In 2002, Citation reduced reserves by $889,000, representing a 4.6% change in beginning reserves, primarily due to reduced severity of claims as described in preceding paragraphs. However, in 2003 Citation increased reserves by $847,000, or 5.8% of beginning reserves, primarily due to the increased number of new claims received (higher frequency). In 2004, we reduced reserves by $254,000, or 1.9% of beginning reserves, principally due to reduced severity of claims. In 2005, we reduced reserves by $1.8 million, or 18% of beginning reserves, principally due to reduced severity of claims.

There were no changes in key actuarial assumptions during 2003, 2004, and 2005. See “Critical Accounting Policies” and “Risk Factors.”

At December 31, 2005, Citation’s net property and casualty reserves were carried at $6.4 million, approximately equal to the actuary’s best estimate.

CITATION INSURANCE COMPANY - PROPERTY & CASUALTY INSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	December 31, 2005	December 31, 2004	December 31, 2003
Direct Reserves	$8.2 million	$11.6 million	$14.8 million
Ceded Reserves	(1.8)	(1.4)	(1.5)
Net Reserves	$6.4 million	$10.2 million	$13.3 million

At December 31, 2005, $0.6 million of Citation’s net property and casualty reserves (approximately 10%) were case reserves, $2.6 million represented provision for IBNR claims (40%), and the loss adjustment expense reserve was $3.2 million (50%).

The change in Citation’s reserves over the past 3 years has resulted from:

CITATION INSURANCE COMPANY - CHANGE IN PROPERTY & CASUALTY INSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2005	2004	2003

Beginning Reserves	$10.2 million	$13.3 million	$14.6 million
Loss & Loss Adjustment Expense Payments	(2.0)	(2.8)	(2.2)
Re-estimation of Prior Year Loss Reserves	(1.8)	(0.3)	0.9
Net Property & Casualty Insurance Reserves	$6.4 million	$10.2 million	$13.3 million

Re-estimation as a percentage of beginning reserves	- 18%	- 2%	+ 6%

During 2005, Citation’s property and casualty insurance claims reserves, net of reinsurance, decreased from $10.2 million to $6.4 million. Claims payments for the year were approximately $2 million. Following actuarial analysis during 2005, Citation decreased loss reserves by approximately $1.8 million due to favorable development in the artisans/contractors book of business resulting from decreased claims severity.

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

The nature of this line of business is that we receive a relatively small number (low frequency) of relatively large (high severity) claims. Although the last of Citation’s workers’ compensation policies expired in 1998, new workers’ compensation claims can still be filed for events which allegedly occurred during the term of the policy. The state statute of limitations is 10 years, but claim filing periods may be extended in some circumstances. At December 31, 2005, Citation had 232 open workers’ compensation claims, compared to 227 open claims at both December 31, 2004 and December 31, 2003. During 2005, 33 new claims were filed, 22 claims were reopened, and 50 claims were closed. During 2004, 17 claims were closed during the year, which were offset by an additional 17 claims being allocated to Citation from the Fremont liquidation. Since Citation ceased writing workers’ compensation coverage 6 years ago, most of the claims which are still open tend to be severe, and likely to lead to claims payments for a prolonged period of time.

At December 31, 2005, Citation had workers’ compensation reserves of $25.6 million before reinsurance, and $12.5 million after reinsurance. Citation purchased excess reinsurance to limit its potential losses in this line of business. In general, we have retained the risk on the first $150,000 to $250,000 per claim. The workers’ compensation reserves are reinsured with General Reinsurance, a subsidiary of Berkshire Hathaway, Inc.

CITATION INSURANCE COMPANY - WORKERS’ COMPENSATION  LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	December 31,
	2005	2004	2003

Direct Reserves	$25.6 million	$24.8 million	$22.4 million
Ceded Reserves	(13.1)	(12.7)	(11.9)
Net Reserves	$12.5 million	$12.1 million	$10.5 million

It is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves in the workers’ compensation line of business due to:
•	the long “tail” (i.e., period between the occurrence of the alleged event giving rise to the claim and the claim being reported to us); and
•	the extended period over which policy benefits are paid.
Our workers’ compensation loss reserves were reviewed at December 31, 2005 by an independent actuary who issues an opinion annually, as required by California state law. The independent actuary analyzes past, current, and projected claims trends for all active accident years, using several forecasting methods. The appointed actuary believes this will result in more accurate reserve estimates than using a single method. Our reserves are typically booked at close to the actuary’s best estimate. Until 2003, we booked the direct reserves and an equal offsetting reinsurance recoverable based on reports provided by Fremont.

Changes in assumptions about future trends in claims and the cost of handling claims can lead to significant increases and decreases in our loss reserves.

Following independent actuarial analysis at September 30, 2005 and December 31, 2005, Citation increased its workers’ compensation net loss reserves by $1.3 million, or approximately 11% of $12.1 million in net reserves at the start of 2005. This adverse development was primarily due to an increase in projected medical care costs, and an adjustment to reinsurance. There can be no assurance that our workers’ compensation reserves will not develop adversely in the future, particularly if medical care costs continue to inflate.

Following independent actuarial analysis, during 2004 Citation increased its workers’ compensation net loss reserves by $1.2 million, or approximately 11.4% of net reserves at the start of 2004. The adverse development was primarily due to an increase in projected medical care costs.

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
  The change in Citation’s workers’ compensation reserves during 2003, 2004, and 2005 resulted from:

CITATION INSURANCE COMPANY - CHANGE IN WORKERS’ COMPENSATION LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2005	2004	2003

Beginning Net Reserves	$12.1 million	$10.5 million	$0.0 million
Reversal of reinsurance recoverable from Fremont			7.5
Adjusted Beginning Net Reserves	$12.1 million	$10.5 million	$7.5 million
Loss and Loss Adjustment Expense liability / (payments)	(0.9)	0.4
Re-estimation of Prior Year Loss Reserves	1.3	1.2	3.0
Net Workers’ Compensation Insurance Reserves	$12.5 million	$12.1 million	$10.5 million

Re-estimation as a percentage of adjusted beginning reserves	+ 11%	+ 11%	+ 40%

There were no changes in key actuarial assumptions during 2003, 2004, and 2005. It should be noted that such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments--either increases or decreases--in future years. See “Critical Accounting Policies” and “Risk Factors.”

At December 31, 2005, Citation’s net workers’ compensation reserves were carried at $12.5 million, approximately equal to the actuary’s best estimate. Approximately $3.1 million of Citation’s net workers’ compensation reserves (25%) were case reserves, $5.9 million represented provision for IBNR claims (47%), and the unallocated loss adjustment expense reserve was $3.5 million (28%).

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

During 2004 and 2005, PICO loaned money to HyperFeed under a secured convertible promissory note agreement. On November 1, 2005, PICO elected to convert the $6.2 million in principal and interest outstanding on the note into 4,546,479 newly-issued common shares of HyperFeed, which represents a conversion price of $1.36 per share. PICO now owns 6,117,790 HyperFeed common shares, representing a voting ownership of approximately 80.1%.

For 2005, HyperFeed generated revenues of $4.3 million and a reported net loss of $9.2 million. At December 31, 2005, HyperFeed had $302,000 in cash and cash equivalents, and $500,000 in external borrowings (i.e., excluding borrowings from PICO).

As of December 31, 2005, PICO had advanced $810,000 to HyperFeed in the form of a promissory note. It is anticipated that this promissory note, as well as subsequent promissory notes issued in 2006 and additional funding, will be consolidated into a secured convertible promissory note agreement later in 2006.

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

At December 31, 2005, the loss reserves, net of reinsurance, of our two insurance subsidiaries were:
•	Citation, $18.9 million; and
•
Physicians, $11.9 million. Physicians wrote its last policy in 1995. However, under current law, claims can be made until 2017 for events which allegedly occurred during the periods when we provided insurance coverage to medical professionals.

Our medical professional liability insurance reserves are certified annually by an independent actuary, as required by Ohio insurance law. Actuarial estimates of our future claims obligations have been volatile. Net reserves were reduced by $3.1 million in 2005, $503,000 in 2004 and $6.7 million in 2003, after independent actuarial studies concluded that Physicians’ claims reserves were greater than projected claims payments. There can be no assurance that our claims reserves are adequate and that there will not be reserve increases or decreases in the future.

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

Our principal long-lived assets are real estate and water assets owned by Vidler, and real estate at Nevada Land. At December 31, 2005, the total carrying value of real estate and water assets was $76.9 million, or 17% of PICO’s total assets.

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

In our water resource and water storage business, we develop some projects and assets from scratch. This can require cash outflows (e.g., to drill wells to prove that water is available) in situations where there is no guarantee that the project will ultimately be commercially viable. If we determine that it is probable that the project will be commercially viable, the costs of developing the asset are capitalized (i.e., recorded as an asset in our balance sheet, rather than being charged as an expense). If the project ends up being viable, in the case of a sale, the capitalized costs are included in the cost of real estate and water assets sold and applied against the purchase price. In the case of a lease transaction, or when the asset is fully developed and ready for use, the capitalized costs are amortized (i.e., charged as an expense in our income statement) and match any related revenues.

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

3.	Accounting for investments and investments in unconsolidated affiliates

At December 31, 2005, PICO and its subsidiaries held equities with a carrying value of approximately $195 million. These holdings are primarily small-capitalization value stocks listed in the U.S., Switzerland, New Zealand, and Australia. Depending on the circumstances, and our judgment about the level of our involvement with the investee company, we apply one of two accounting policies.

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

Unless all of these conditions are met, we use the deposit method of accounting. Under the deposit method of accounting, until the conditions to fully recognize a sale are met, payments received from the buyer are recorded as liabilities and no gain is recognized

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

Shareholders’ Equity
At December 31, 2005, PICO had shareholders’ equity of $300.9 million ($22.67 per share), compared to $239.9 million ($19.40 per share) at the end of 2004, and $229.2 million ($18.52 per share) at the end of 2003. Book value per share increased 16.9% in 2005, compared to increases of 4.8% in 2004, and 3.7% in 2003.

The principal factors leading to the $61 million increase in shareholders’ equity during 2005 were:
•	the year’s $16.2 million in net income;
•	a $24.2 million net increase in unrealized appreciation in investments after-tax; and
•	the issuance of 905,000 new shares for net proceeds of $21.4 million.

The principal factors leading to the $10.7 million increase in shareholders’ equity during 2004 were a net increase of $21.1 million in unrealized appreciation in investments, which was partially offset by a $10.6 million net loss.

Balance Sheet
Total assets at December 31, 2005 were $441.8 million, compared to $354.6 million at December 31, 2004. During 2005, total assets increased by $87.2 million, principally due to the receipt of the proceeds from sale of water rights and land at prices significantly higher than the previous carrying value of the assets sold.

At December 31, 2005, on a consolidated basis, available for sale equity securities showed a net unrealized gain of $66.1 million after tax. This total consists of approximately $66.2 million in gains, partially offset by $136,000 in losses.

Total liabilities at December 31, 2005 were $139.9 million, compared to $112.4 million at December 31, 2004. During 2005, total liabilities increased by $27.5 million, primarily due to a net $27 million increase in deferred compensation liability at December 31, 2005 over the SAR liability at December 31, 2004, which resulted from the amendment of the 2003 SAR program in September 2005. See “Business Acquisitions and Financing” segment analysis later in Item 7.

Net Income
PICO reported net income of $16.2 million in 2005 ($1.25 per share), compared to a net loss of $10.6 million ($0.85 per share) in 2004, and a net loss of $3.2 million ($0.26 per share) in 2003.

2005
The $16.2 million ($1.25 per share) in net income consisted of:
•	income before taxes and minority interest of $32.9 million from continuing operations;
•
the add-back of $1.2 million in minority interest, which reflects the interest of outside shareholders in the net losses of subsidiaries which are less than 100%-owned by PICO (principally HyperFeed); and

•	income from discontinued operations of $37,000 after tax; which were partially offset by
•	an $18 million provision for income taxes.

2004
The net loss of $10.6 million ($0.85 per share) consisted of:
•	a $16.9 million loss before taxes and minority interest from continuing operations; which was partially offset by
•	a $3 million income tax benefit;
•
the add-back of $3.2 million in minority interest, which reflects the interest of outside shareholders in the net losses of subsidiaries which are less than 100%-owned by PICO (principally HyperFeed); and

•	income from discontinued operations of $78,000 after tax.

2003
The net loss of $3.2 million ($0.26 per share) consisted of:
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

Over the past three years, PICO has recorded:
•
comprehensive income of $39.6 million in 2005, primarily consisting of a $24.2 million net increase in net unrealized appreciation in investments and net income of $16.2 million, which were partially offset by a $810,000 net decrease in foreign currency translation;

•
comprehensive income of $10.9 million in 2004, primarily consisting of net increases of $21.1 million in net unrealized appreciation in investments and $374,000 in foreign currency translation, which were partially offset by the $10.6 million net loss;

•
comprehensive income of $8.2 million in 2003, primarily consisting of net increases of $10.9 million in net unrealized appreciation in investments and $570,000 in foreign currency translation, which were partially offset by the $3.2 million net loss.

Operating Revenues

	Year Ended December 31,
	2005	2004	2003

Vidler Water Company	$106,449,000	$1,964,000	$16,816,000
Nevada Land & Resource Company	21,811,000	11,560,000	5,889,000
Business Acquisitions and Financing	5,743,000	2,852,000	5,549,000
Insurance Operations in Run Off	8,108,000	5,747,000	3,245,000
HyperFeed Technologies	4,271,000	6,004,000	1,379,000
Total Revenues	$146,382,000	$28,127,000	$32,878,000

In 2005, total revenues were $146.4 million, compared to $28.1 million in 2004, and $32.9 million in 2003. Revenues increased by $118.3 million year over year in 2005, primarily due to $104.5 million higher revenues from Vidler due to two significant water sales, which added $104.4 million to revenues. In addition, revenues from Nevada Land increased $10.3 million year over year, principally as a result of $9.7 million higher land sales revenues. Revenues decreased by $4.8 million year over year in 2004.

Total expenses in 2005 were $113.3 million, compared to $45 million in 2004, and $46.2 million in 2003. In 2005, the largest expense was $46.5 million, being the cost of land and water rights sold by Vidler and Nevada Land. In 2004, the largest expense item was SAR expense of $9.9 million. In 2003, the largest expense item was the $12.6 million cost of land and water rights sold. See “Business Acquisitions and Financing” segment analysis later in Item 7.

Income (Loss) Before Taxes and Minority Interest

	Year Ended December 31,
	2005	2004		2003

Vidler Water Company	$56,212,000	$	(5,701,000)	$	(543,000)
Nevada Land & Resource Company	12,038,000		5,290,000		2,004,000
Business Acquisitions and Financing	(38,463,000)		(15,156,000)		(8,112,000)
Insurance Operations in Run Off	10,539,000		4,060,000		(2,902,000)
HyperFeed Technologies	(7,410,000)		(5,390,000)		(4,225,000)
Income (Loss) Before Taxes and Minority Interest	$32,916,000		$(16,897,000)		$(13,778,000)

The principal items in the $32.9 million in income before taxes and minority interest in 2005 were:
•	Vidler generated segment income of $56.2 million, principally due to the $65.7 million in gross margin earned from the two significant sales of water;
•	income of $12 million from Nevada Land, which included $12.6 million in gross margin from the sale of land;
•	a $38.5 million loss from Business Acquisitions and Financing, which included a $23.9 million SAR expense;
•
income of $10.5 million from Insurance Operations in Run Off, which included $5.1 million in realized gains on the sale of investments, and a benefit of approximately $3.7 million from favorable reserve development; and

•	a $7.4 million loss from the continuing operations of HyperFeed.

Vidler Water Company, Inc.

	Year Ended December 31,
	2005	2004	2003
Revenues:
Sale of Real Estate & Water Assets	$104,812,000	$408,000	$15,360,000
Lease of Agricultural Land	298,000	485,000	703,000
Interest	1,177,000	471,000	80,000
Other	162,000	600,000	673,000
Segment Total Revenues	$106,449,000	$1,964,000	$16,816,000

Expenses:
Cost of Real Estate & Water Assets	(38,957,000)	(240,000)	(10,682,000)
Commission and Other Cost of Sales	(1,066,000)		(601,000)
Depreciation & Amortization	(1,173,000)	(1,184,000)	(1,020,000)
Interest	(270,000)	(403,000)	(431,000)
Overhead	(4,449,000)	(1,574,000)	(1,400,000)
Project Expenses	(4,322,000)	(4,264,000)	(3,225,000)
Segment Total Expenses	$(50,237,000)	$(7,665,000)	$(17,359,000)

Income (Loss) Before Tax	$56,212,000	$(5,701,000)	$(543,000)

Vidler generated total revenues of $106.4 million in 2005, compared to $2 million in 2004 and $16.8 million in 2003. Over the past 5 years, several large sales of water rights and land have generated the bulk of Vidler’s revenues. Since the date of closing determines the accounting period in which the sales revenue and gross margin are recorded, Vidler’s reported revenues and income fluctuate from period to period depending on the dates when specific transactions close. Consequently, sales of water rights and land for any year are not indicative of likely revenues in future years.

In 2005, Vidler generated $104.8 million in revenues from the sale of water rights and land. This primarily represented two transactions, which generated $104.4 million in revenues:
•
the sale of approximately 42,000 acre-feet of transferable groundwater rights, and the related land, in the Harquahala Valley Irrigation District of Arizona. This transaction added $94.4 million to revenues and $56.6 million to gross margin, and the net cash proceeds to Vidler were $83.1 million (after the repayment of borrowings related to the land sold); and

•
the sale of approximately 2,100 acre-feet of water in Lincoln County by Lincoln/Vidler. Under the agreement between the Lincoln County Water District and Vidler, the proceeds from the sale of water will be shared equally after Vidler is reimbursed for the expenses incurred in developing water resources in Lincoln County. Consequently, the net cash proceeds to Vidler were approximately $10.8 million, and the transaction added $10.1 million to revenues and $9.1 million to gross margin.

In 2004, Vidler generated revenues of $408,000 and gross margin of $168,000 from the sale of water rights in Colorado.

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

Other Revenues include income from leasing out farm properties owned by Vidler and water rights in Colorado, and various revenues from properties farmed by Vidler (e.g., sales of hay and cattle).

In 2005, interest revenue was $1.2 million, which was significantly higher than in previous years due to interest earned from temporary investment of the proceeds from water rights and land sales in government obligations money market funds and investment-grade corporate bonds, mostly maturing in 2005 and 2006.

In 2004, interest revenue was $471,000, which primarily consisted of interest earned on notes receivable resulting from the sale of land and water rights at West Wendover and Big Springs Ranch in 2003. The West Wendover note was fully repaid during 2005, and the remaining principal of $158,000 on the Big Springs Ranch note is scheduled to be repaid in 2006.

Total segment expenses, including the cost of water rights and other assets sold, were $50.2 million in 2005, $7.7 million in 2004, and $17.4 million in 2003. However, excluding the cost of water rights and other assets sold and related selling costs, segment operating expenses were $10.2 million in 2005, $7.4 million in 2004, and $6.1 million in 2003. After we entered the water resource business, the water rights and water storage operations acquired by Vidler were development-stage assets, which were not ready for immediate commercial use. Although Vidler is generating significant revenues from the sale of water rights, the segment is still incurring costs related to long-lived assets which will not generate revenues until future years, e.g., operating, maintenance, and amortization expenses at storage facilities which are not yet storing water for customers.

Overhead Expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees. Overhead Expenses were $4.4 million in 2005, $1.6 million in 2004, and $1.4 million in 2003. In 2005, overhead expenses include the accrual of approximately $2.9 million in incentive compensation for Vidler management.

Project Expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees. Project Expenses are recorded as expenses are incurred, and could fluctuate from period to period depending on activity regarding Vidler’s various water resource projects. Costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized to the cost of the asset, and amortized against matching revenues once revenues are generated. Project Expenses were $4.3 million in 2005, $4.3 million in 2004, and $3.2 million in 2003. Project expenses principally relate to:
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

In 2005, segment operating expenses (i.e., all expenses other than cost of sales and related selling expenses) were $2.8 million higher than in 2004, principally due to the $2.9 million in incentive compensation accrued in 2005.

In 2004, segment operating expenses were $1.3 million higher than in 2003, principally due to a $1 million increase in project expenses.

Vidler recorded segment income of $56.2 million in 2005, compared to segment losses of $5.7 million in 2004 and $543,000 in 2003.

Segment income for 2005 was $61.9 million higher than in 2004, principally due to a $65.7 million increase in the gross margin from the sale of water rights and land year over year, from $168,000 in 2004 to $65.9 million in 2005, which included the sales in the Harquahala Valley Irrigation District and by Lincoln/Vidler described above.

The 2004 segment loss was $5.2 million greater than in 2003, primarily as a result of a $3.9 million decrease in the gross margin from the sale of land and water rights and a $1.3 million increase in segment operating expenses year over year.

Nevada Land & Resource Company, LLC

	Year Ended December 31,
	2005	2004	2003
Revenues:
Sale of Land	$20,173,000	$10,472,000	$4,141,000
Sale of Water Rights			250,000
Lease and Royalty	584,000	611,000	695,000
Interest and Other	1,054,000	477,000	803,000
Segment Total Revenues	$21,811,000	$11,560,000	$5,889,000

Expenses:
Cost of Land and Water Rights Sold	(7,573,000)	(4,257,000)	(1,968,000)
Operating Expenses	(2,200,000)	(2,013,000)	(1,917,000)
Segment Total Expenses	$(9,773,000)	$(6,270,000)	$(3,885,000)

Income Before Tax	$12,038,000	$5,290,000	$2,004,000

Nevada Land generated revenues of $21.8 million in 2005, compared to $11.6 million in 2004, and $5.9 million in 2003.

In each of the past 3 years, land sales have been the largest contributor to revenues in this segment. It can take a year or more to complete a land sale transaction, the timing of land sales is unpredictable, and historically the level of land sales has fluctuated from year to year. Accordingly, it should not be assumed that the level of sales in 2005 can be maintained. In 2005, Nevada Land recorded revenues of $20.2 million from the sale of 252,094 acres of land. In 2004, Nevada Land recorded revenues of $10.5 million from the sale of 120,683 acres of land, compared to revenues of $4.1 million from the sale of 75,131 acres of land in 2003. In 2003, Nevada Land also generated revenues from the sale of water rights of $250,000.

Lease and royalty income amounted to $584,000 in 2005, compared to $611,000 in 2004, and $695,000 in 2003. Most of this revenue comes from land leases, principally for grazing, agricultural, communications, and easements.

Interest and other revenues contributed $1.1 million in 2005, compared to $477,000 in 2004 and $803,000 in 2003.

After deducting the cost of land sold, the gross margin on land sales was $12.6 million in 2005, $6.2 million in 2004, and $2.2 million in 2003. This represented a gross margin percentage of 62.5% in 2005, 59.3% in 2004, and 54.3% in 2003.

Segment operating expenses were $2.2 million in 2005, $2 million in 2004, and $1.9 million in 2003.

Nevada Land recorded income of $12 million in 2005, compared to $5.3 million in 2004, and $2 million in 2003.

The $6.7 million increase in segment income from 2004 to 2005 is principally attributable to a $6.4 million increase in gross margin on land sales year over year. The volume of land sold increased 109% year over year, land sales revenue rose 93%, and the gross margin percentage on land sales improved 3.2%, from 59.3% in 2004 to 62.5% in 2005. The $3.3 million increase in segment income from 2003 to 2004 is principally attributable to a $4 million increase in gross margin on land sales year over year.

Business Acquisitions And Financing

	Year Ended December 31,
	2005	2004		2003
Business Acquisitions & Financing Revenues (Charges):
Realized Gains (Losses):
On Sale or Impairment of Holdings	$2,666,000		$840,000		$1,707,000
SFAS No. 133 Change In Warrants			(556,000)		461,000
Investment Income	2,957,000		2,088,000		2,092,000
Other	120,000		480,000		1,289,000
Segment Total Revenues	$5,743,000		$2,852,000		$5,549,000

Stock Appreciation Rights Expense	$(23,894,000)	$	(9,875,000)	$	(5,970,000)
Other Expenses	(20,312,000)		(8,133,000)		(7,126,000)
Segment Total Expenses	$(44,206,000)		$(18,008,000)		$(13,096,000)

Loss Before Investees’ Loss	$(38,463,000)		$(15,156,000)	$	(7,547,000)

Equity Share of Investees’ Net Loss					(565,000)
Loss Before Taxes	$(38,463,000)		$(15,156,000)		$(8,112,000)

The Business Acquisitions and Financing segment recorded revenues of $5.7 million in 2005, $2.9 million in 2004, and $5.5 million in 2003. Revenues in this segment vary considerably from year to year, primarily due to fluctuations in net realized gains or losses on the sale or impairment of holdings. We do not sell holdings on a regular basis. A holding may be sold if the price of a security has significantly exceeded our target, or if there have been changes which we believe limit further appreciation potential on a risk-adjusted basis. Consequently, the amount of net realized gains or losses recognized during any accounting period has no predictive value. In addition, in this segment various income items relate to specific investments held during a particular accounting period. Since our investments change over time, results in this segment are not necessarily comparable from year to year.

In 2005, net realized gains were $2.7 million, the largest of which was a $1.8 million realized gain on the sale of part of our holding in Raetia Energie AG. These realized gains were partially offset by a $142,000 charge for other-than-temporary impairment of our holding in a Swiss public company, to reflect a decline in the market value of that stock during 2005.

In 2004, net realized gains were $284,000. Net realized gains on the sale or impairment of holdings were $840,000. This primarily represented realized gains of $1.4 million on the sale of a domestic stock and $1 million on the sale of two unrelated foreign stocks, which were largely offset by charges of $1.3 million for other-than-temporary impairment of our holding in Accu Holding AG during 2004, and $547,000 for impairment of our holding in SIHL during 2004. In addition, a $556,000 charge, to reduce the carrying value of our HyperFeed warrants to zero, was recorded as a realized loss in accordance with Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities”.

In 2003, net realized gains of $2.2 million were recorded. This primarily represented $1.7 million in realized gains on the sale of two unrelated foreign stocks. In addition, income of $461,000 was recorded under SFAS No. 133, primarily representing an increase in the estimated fair value of HyperFeed warrants during 2003.

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

The written-down value becomes our new basis in the investment. In future accounting periods, unrealized gains or losses from that basis will be recorded in shareholders’ equity, and when the investment is sold a realized gain or loss from that basis will be recorded in the statement of operations. For example, during 2003 and 2004 we sold our holding in MC Shipping, Inc. Although this resulted in realized gains of $1.3 million under GAAP in 2003 and 2004, the gains only recovered part of a charge for other-than-temporary impairment of this holding recorded in 1998.

In this segment, investment income includes interest on cash and short-term fixed-income securities, and dividends from partially owned businesses. Investment income totaled $3 million in 2005, $2.1 million in 2004, and $2.1 million in 2003. Investment income fluctuates depending on the level of cash and temporary investments, the level of interest rates, and the dividends paid by partially owned businesses.

PICO’s equity share of investees’ income (loss) represents our proportionate share of the net income (loss) and other events affecting equity in the investments which we carry under the equity method, less any dividends received from those investments. We did not carry any investments under the equity method in 2004 and 2005. In 2003, our equity share of investees’ losses, principally HyperFeed, was $565,000.

Total segment expenses were $44.2 million in 2005, $18 million in 2004, and $13.1 million in 2003. The expenses recognized in this segment primarily consist of holding company costs which are not allocated to our other segments, most notably Stock Appreciation Rights (SAR) expense, PICO’s corporate overhead, and the U.S. dollar change in value of a Swiss franc inter-company loan. SAR expense was $23.9 million in 2005, $9.9 million in 2004, and $6 million in 2003. Other expenses were $20.2 million in 2005, $8.1 million in 2004, and $7.1 million in 2003.

The Business Acquisitions and Financing segment generated pre-tax losses of $38.5 million in 2005, $15.2 million in 2004, and $8.1 million in 2003.

In 2005, SAR expense was $23.9 million (see below), and other expenses were $20.3 million, principally consisting of:
•
the accrual of $8.4 million in incentive compensation. Six of PICO’s officers participate in an incentive compensation program tied to growth in the Company’s book value per share relative to a pre-determined threshold;

•	other parent company overhead of $8.3 million; and
•	a $3.6 million expense resulting from the effect of depreciation in the Swiss Franc on the inter-company loan during 2005.

Our interests in Swiss public companies are held by Global Equity AG, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity AG’s funding comes from a loan from PICO, which is denominated in Swiss Francs. During accounting periods when the Swiss Franc appreciates relative to the US dollar -- such as 2003 and 2004 -- under GAAP we are required to record a benefit through the statement of operations to reflect the fact that Global Equity AG owes PICO more US dollars. In Global Equity AG’s financial statements, an equivalent debit is included in the foreign currency translation component of shareholders’ equity (since it owes PICO more dollars); however, this does not go through the statement of operations. During accounting periods when the Swiss Franc depreciates relative to the US dollar -- such as 2005 -- opposite entries are made and an expense is recorded in the statement of operations. Accordingly, we were required to record an expense of $3.6 million before tax in our statement of operations in 2005, even though there was no net impact on shareholders’ equity, before any related tax effects.

Since 2003, the change in the “in the money” amount (i.e., the difference between the market value of PICO stock and the exercise price of the SAR) of SAR outstanding during each accounting period has been recorded through the consolidated statement of operations. An increase in the “in the money” amount of SAR (i.e., if the price of PICO stock rises during the accounting period) was recorded as an expense.

During 2005, in conjunction with the Company entering into new employment agreements with its Chairman and President & CEO, PICO’s Compensation Committee retained an independent compensation expert to review the various components of executive compensation. The independent compensation expert suggested a number of changes to the existing compensation programs, particularly in light of new accounting pronouncements concerning stock-based compensation, and recent developments in the law relating to executive compensation, both of which have changed significantly since the programs were introduced.

After receiving the consultant’s report, the Company’s Compensation Committee elected to amend the 2003 SAR Program, and to replace it with a stock-based incentive plan, the PICO Holdings, Inc. 2005 Long-Term Incentive Plan (the “2005 Incentive Plan”), which was approved by the Company’s shareholders on December 8, 2005.

On September 21, 2005, the 2003 SAR program was amended, and the spread value of the SAR outstanding was monetized based on the last sale price of PICO stock on that date ($33.23). This resulted in a $23.9 million expense to record the increase in SAR liability from the start of 2005 through September 21, 2005, which comprised our total SAR expense for 2005. During 2005, excluding new shares issued, PICO’s equity market capitalization increased by approximately $142.1 million. See “Equity Compensation Plan Information” in Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters.”

On December 8, 2005, the Company’s Shareholders approved the 2005 Incentive Plan. On December 12, 2005, the Compensation Committee granted 2,185,965 stock-based SAR, with an exercise price of $33.76, to various of the Company’s officers, employees, and non-employee Directors. When stock-based SAR are exercised, new shares of stock will be issued to the participant to satisfy the spread value of the SAR being exercised (i.e., the difference between the market value of the stock and the exercise price of the SAR).

No expense was recorded in 2005 related to the 2005 Incentive Plan as the PICO stock price ($32.26) was below the exercise price ($33.76) at the end of 2005.

In 2004, SAR expense was $9.9 million, consisting of a $9.8 million increase in SAR liability, and $113,000 in payments on the exercise of SAR. The increase in SAR liability resulted from a $5.10 per share (32%) increase in the PICO stock price during 2004, which represented an increase of approximately $63.1 million in PICO’s equity market capitalization. Other expenses were $8.1 million, including the accrual of $1.7 million in incentive compensation, other parent company overhead of $6.6 million, and SISCOM expenses of $1.5 million. SISCOM ceased operations in January 2005. Segment expenses were reduced by a $2.1 million benefit resulting from the effect of appreciation in the Swiss Franc on the inter-company loan during 2004.

In 2003, SAR expense was $6 million, consisting of a $3.5 million charge on the initial adoption of the SAR program in July 2003, and a $2.5 million expense to record the increase in the “in the money” amount of SAR during the period from July 17, 2003 through the end of 2003. Other expenses were $7.1 million, including the accrual of $1.3 million in incentive compensation, other parent company overhead of $6.6 million, and $1.5 million in SISCOM expenses. Segment expenses were reduced by a $2.3 million benefit resulting from the effect of appreciation in the Swiss Franc on the inter-company loan during 2003.

Insurance Operations in Run Off

	Year Ended December 31,
	2005	2004	2003
Revenues:
Net Investment Income	$3,051,000	$2,765,000		$2,680,000
Realized Gains On Sale or Impairment of Investments	5,057,000	2,982,000		562,000
Other				3,000
Segment Total Revenues	$8,108,000	$5,747,000		$3,245,000

(Expenses) / Recoveries :
Underwriting (Expenses) / Recoveries	2,431,000	(1,687,000)		(6,147,000)
Segment Total (Expenses) / Recoveries	$2,431,000	$(1,687,000)		$(6,147,000)

Income (Loss) Before Taxes:
Physicians Insurance Company of Ohio	$8,552,000	$3,417,000		$7,314,000
Citation Insurance Company	1,987,000	643,000		(10,216,000)
Income (Loss) Before Taxes	$10,539,000	$4,060,000	$	(2,902,000)

Once an insurance company has gone into “run off” and the last of its policies has expired, typically most revenues come from investment income and realized gains or losses on the sale of the securities investments which correspond to the insurance company’s reserves and shareholders’ equity.

The financial results of insurance companies in run off can be volatile if there is favorable or unfavorable development in their loss reserves. Physicians recorded significant income from favorable reserve development in 2003 and 2005. Citation recorded income from favorable reserve development in 2005; however in 2003 Citation recorded a significant loss, principally due to the reversal of the $7.5 million Fremont reinsurance recoverable and $3.9 million in reserve increases in the property and casualty insurance and workers’ compensation loss reserves. See the Citation section of the “Company Summary, Recent Developments, and Future Outlook” portion of Item 7.

The Insurance Operations in Run Off segment generated income of $10.5 million in 2005, consisting of $8.5 million from Physicians and $2 million from Citation. In 2004, the segment generated income of $4.1 million, consisting of $3.4 million from Physicians and $643,000 from Citation. In 2003, the segment incurred a $2.9 million loss, consisting of a $7.3 million profit from Physicians, which was more than offset by a $10.2 million loss from Citation

Physicians Insurance Company of Ohio

	Year Ended December 31,
	2005	2004	2003
MPL Revenues:
Net Investment Income	$2,016,000	$1,546,000	$1,353,000
Net Realized Investment Gain	4,016,000	2,109,000	84,000
Earned Premium
Segment Total Revenues	$6,032,000	$3,655,000	$1,437,000

MPL Underwriting Recoveries (Expenses)	$2,520,000	$(238,000)	$5,877,000

Income Before Taxes	$8,552,000	$3,417,000	$7,314,000

Physicians’ total revenues were $6 million in 2005, compared to $3.7 million in 2004 and $1.4 million in 2003.

Investment income was $2 million in 2005, compared to $1.5 million in 2004 and $1.4 million in 2003. Investment income varies from year to year, depending on the amount of fixed-income securities in the portfolio, the prevailing level of interest rates, and the dividends paid on the common stocks in the portfolio. The $470,000 year over year increase in investment income from 2004 to 2005 is primarily due to higher dividends received from common stocks and, to a lesser extent, higher interest income from cash balances as a result of higher short-term interest rates.

The $4 million net realized investment gain recorded in 2005 included a $1.3 million gain on the sale of the remaining shares in Keewenaw Land Association Limited, and gains on the sale of various other portfolio holdings. The $2.1 million net realized investment gain recorded in 2004 included a $1.7 million gain on the sale of shares in Keewenaw and gains on the sale of various other portfolio holdings.

In 2005, Physicians recorded a $2.5 million underwriting recovery. The $3.1 million net reduction in reserves more than offset regular loss and loss adjustment expense and operating expenses of $635,000 for the year. The changes in reserves are more fully explained in the Physicians section of the “Company Summary, Recent Developments, and Future Outlook” portion of Item 7.

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

Citation Insurance Company

	Year Ended December 31,
	2005	2004	2003
Revenues:
Net Investment Income	$1,035,000	$1,219,000	$1,327,000
Realized Investment Gains	1,041,000	873,000	478,000
Other			3,000
Segment Total Revenues	$2,076,000	$2,092,000	$1,808,000

Expenses:
Underwriting Expenses	$(89,000)	$(1,449,000)	$(12,024,000)

Income (Loss) Before Taxes	$1,987,000	$643,000	$(10,216,000)

In 2005, Citation generated total revenues of $2.1 million, primarily consisting of $1 million in investment income and net realized investment gains of $1.1 million from the sale of various portfolio holdings. Citation’s investment income has declined in recent years, as its bond portfolio is being run down to provide the funds to pay claims. Underwriting expenses totaled $89,000. Underwriting expenses were reduced by the $510,000 net decrease in loss reserves, consisting of a $1.8 million reduction in property and casualty reserves, which was partially offset by a $1.3 million increase in workers’ compensation reserves. As a result of these factors, Citation recorded income of $2 million before taxes for 2005.

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

The $1.3 million improvement in Citation’s result from 2004 to 2005 is primarily due to a $1.4 million reduction in underwriting expenses year over year. The $1.4 million favorable change in underwriting expenses year over year was due to the combined effect of the reserve increase in 2004 which increased expenses by $932,000 last year, and the reserve reduction in 2005 which reduced expenses by $510,000 this year. Excluding the reserve changes in both years, underwriting expenses would have been approximately $599,000 in 2005, and approximately $517,000 in 2004.

The $10.9 million improvement in Citation’s result from 2003 to 2004 is primarily due to (1) the $7.5 million reinsurance reversal in 2003 which did not recur in 2004; and (2) a lower expense for reserve increases in 2004 ($932,000) than in 2003 ($3.9 million).

HyperFeed Technologies

	Year Ended December 31,
	2005		2004	2003
Revenues:
Service		$4,270,000	$5,995,000	$1,363,000
Investment Income		1,000	9,000	16,000
Segment Total Revenues		$4,271,000	$6,004,000	$1,379,000

Expenses:
Cost of Service		(1,443,000)	(1,585,000)	(1,069,000)
Depreciation and Amortization		(757,000)	(870,000)	(624,000)
Other		(9,481,000)	(8,939,000)	(3,911,000)
Segment Total Expenses		$(11,681,000)	$(11,394,000)	$(5,604,000)

Segment Loss Before Taxes	$	(7,410,000)	$(5,390,000)	$(4,225,000)

In 2005, HyperFeed generated $4.3 million in revenues. Service revenues were $4.3 million and the costs of service were $1.4 million, resulting in gross margin of $2.9 million. After the deduction of $9.5 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $7.4 million.

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

Discontinued Operations

Sequoia Insurance Company

	Year Ended December 31,
	2005	2004	2003
Revenues			$16,433,000
Expenses			(12,759,000)
Income Before Taxes			$3,674,000
Income Taxes			(1,285,000)
Net Income			$2,389,000

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

Discontinued Operations of HyperFeed

	Year Ended December 31,
	2005	2004	2003
Income (Loss)	$(508,000)	$(422,000)	$545,000
Gain on Sale of Discontinued Operations	545,000	500,000	7,008,000
Net Income & Gain	$37,000	$78,000	$7,553,000

The discontinued operations of HyperFeed consist of the consolidated market data feed customers, which were sold for $8.5 million in 2003.

In 2005, the discontinued operations of HyperFeed generated a net gain of $37,000. A $545,000 gain was recorded on the sale of discontinued operations, which forms part of the “Gain on disposal of discontinued operations, net” line in the Consolidated Statement of Operations for 2005. This gain was more than offset by a loss from discontinued operations of $508,000, which is included in the “Income from discontinued operations, net of tax” line in the Consolidated Statement of Operations for 2005.

In 2004, the discontinued operations of HyperFeed recorded a net gain of $78,000. This consisted of a $500,000 gain from the sale of discontinued operations, which was partially offset by a loss from discontinued operations of $422,000.

During the period from May 15, 2003 until December 31, 2003, the discontinued operations of HyperFeed generated a net gain of $7.6 million. This consisted of income of $545,000, and a $7 million gain from the sale of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

Cash Flow
PICO’s assets primarily consist of our operating subsidiaries, holdings in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $37.8 million in cash and cash equivalents at December 31, 2005, compared to $17.4 million at December 31, 2004. In addition to cash and cash equivalents, at December 31, 2005 the consolidated group held fixed-income securities with a market value of $92.8 million, and equities with a market value of $194.6 million.

These totals include cash of $3.8 million, fixed-income securities with a market value of $31.3 million, and equities with a market value of $90.8 million, held by our insurance companies. The totals also include cash of $5.5 million, fixed-income securities with a market value of $33.9 million, and equities with a market value of $1.5 million held in the deferred compensation Rabbi Trusts.

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

In broad terms, the cash flow profile of our principal operating subsidiaries is:

•
As Vidler’s water assets are monetized, Vidler is generating free cash flow as receipts from the sale of water rights and land have overtaken maintenance capital expenditure, financing costs, and operating expenses;

•
Nevada Land is actively selling land which has reached its highest and best use. Nevada Land’s principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues significantly exceed Nevada Land’s operating costs, so Nevada Land is generating strong cash flow;

•
Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation. The funds to pay claims are coming from the maturity of fixed-income investments, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance companies; and

•
HyperFeed maintains its own cash & cash equivalent balances, and borrowings. At December 31, 2005, HyperFeed had approximately $302,000 in cash and cash equivalents, and external borrowings of $500,000. In addition to the external borrowings, at December 31, 2005, PICO had advanced $810,000 to HyperFeed in the form of a promissory note. It is anticipated that this promissory note, as well as subsequent promissory notes issued in 2006 and additional funding, will be consolidated into a secured convertible promissory note agreement later in 2006. See Note 4 to the Company’s Notes to Consolidated Financial Statements, “Investment in HyperFeed Technologies, Inc.”.

The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, set guidelines for insurance company investments, and restrict the amount of profits which can be distributed as dividends. At December 31, 2005 the insurance companies had statutory surplus of $82.8 million, which cannot be distributed without regulatory approval. Physicians Insurance Company of Ohio intends to seek approval to pay a dividend of $6.5 million in 2006.

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

As shown in the Consolidated Statements of Cash Flow, there was a $20.4 million net increase in cash and cash equivalents in 2005, compared to a $6.9 million net decrease in 2004, and a $2.2 million net increase in 2003.

During 2005, Operating Activities provided cash of $69.2 million, compared to $7 million used in 2004, and $426,000 used in 2003.

The most significant cash inflows from operating activities were:
•
In 2005, Vidler’s sale of water rights and land in the Harquahala Valley Irrigation District generated an operating cash flow of approximately $87.4 million ($94.4 million gross sales price, less $5.7 million to exercise options to acquire certain farms that we sold in the transaction, and $1.2 million closing and other costs). In addition, Lincoln/Vidler’s sale of 2,100 acre-feet of water resulted in an operating cash flow to Vidler of approximately $10.8 million. Due to the income recognized on these sales, we paid $24.2 million in estimated federal and state taxes in 2005. All other operating activities resulted in an operating cash outflow of approximately $4.8 million;

•
in 2004, the collection of $6.3 million of principal on two collateralized notes receivable, related to Vidler’s sale of assets at Big Springs Ranch and West Wendover in 2003, and $4.2 million from cash land sales by Nevada Land;

•	in 2003, approximately $4 million in proceeds of land and related assets sold by Nevada Land, and $5.5 million from the cash portion of two significant sales of land and related assets by Vidler.
In all three years, the principal uses of cash were operating expenses at Vidler and Nevada Land, claims payments by Physicians and Citation, and group overhead.

Investing Activities used cash of $70.1 million in 2005. The sale or maturity of fixed-income securities provided cash of $23.6 million, but $78.7 million of cash was used to purchase fixed-income securities. This principally reflected the temporary investment of liquid funds from Vidler’s water sales and the May 2005 PICO stock offering, in corporate bonds maturing in 2006 and 2007. Cash outflows of $22.6 million for the purchase of stocks exceeded cash inflows of $12 million from the sale of stocks.

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

Financing Activities provided $17.5 million of cash in 2005. This primarily represented the sale of 905,000 newly-issued shares of PICO common stock for net proceeds of $21.4 million, partially offset by the repayment of $3.9 million in principal on notes collateralized by certain of the farm properties which Vidler sold in the Harquahala Valley Irrigation District.

In 2004, Financing Activities provided cash of $1.5 million. This was principally due to a $2.4 million increase in Swiss franc borrowings to fund additional purchases of stocks in Switzerland, which was partially offset by the repayment of $1.3 million in borrowings by Vidler.

Financing Activities used $617,000 of cash in 2003, primarily due to the repayment of $534,000 in non-recourse borrowings collateralized by farm properties owned by Vidler. In addition, during 2003 Global Equity A.G. repaid borrowings to a Swiss bank of $9.1 million (CHF 12.1 million) and took out an equivalent amount of new borrowings from another Swiss bank.

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

As of March 2006, Vidler had commitments for future capital expenditures amounting to approximately $11.8 million, relating to the construction of a pipeline to convey water from the Fish Springs Ranch to Reno, Nevada.

Share Repurchase Program

In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

As of December 31, 2005, no stock had been repurchased under this authorization.

Commitments and Supplementary Disclosures

1.	At December 31, 2005:
•	PICO had no “off balance sheet” financing arrangements;
•	PICO has not provided any debt guarantees; and
•
PICO has no commitments to provide additional collateral for financing arrangements. PICO’s Swiss subsidiary, Global Equity AG, has Swiss Franc borrowings which partially finance some of the Company’s European stock holdings. If the market value of those stocks declines below certain levels, we could be required to provide additional collateral or to repay a portion of the Swiss Franc borrowings.

Vidler, a PICO subsidiary, is party to a lease to acquire 30,000 acre-feet of underground water storage privileges and associated rights to recharge and recover water located near the California Aqueduct, northwest of Bakersfield. The agreement requires a minimum payment of $401,000 per year adjusted annually by the engineering price index until 2007. PICO signed a Limited Guarantee agreement with Semitropic Water Storage District (“Semitropic”) that requires PICO to guarantee Vidler’s annual obligation up to $519,000, adjusted annually by the engineering price index.

Aggregate Contractual Obligations:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2005.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 -3 years	3 -5 years	More than 5 years	Total
Bank borrowings	$12,296,940	$37,928			$12,334,868
Operating leases	1,464,331	2,213,707	$752,540	$3,124,420	7,554,998
Expected claim payouts	10,077,054	16,845,308	10,448,305	9,276,239	46,646,906
Other borrowings/obligations	8,265,665	3,505,900			11,771,565
Total	$32,103,990	$22,602,843	$11,200,845	$12,400,659	$78,308,337

2.	Recent Accounting Pronouncements

In December 2004, FASB issued Statement 123(Revised), Share-Based Payment, which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Statement 123(Revised) is effective for public entities as of the beginning of the annual period that begins after June 15, 2005. The new Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost should be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). As all of the stock-settled SARs granted under PICO’s 2005 Plan were fully vested at December 31, 2005, no stock-based compensation will be recorded for these awards under SFAS 123R. If and when PICO grants additional awards, the fair value of such awards will be recognized and recorded over the vesting period.

In March 2005, FASB issued Interpretation number 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 which clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations ,and  refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. There was no effect of adoption of the statement on the accompanying consolidated financial statement of the Company.

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

The liabilities for unpaid losses and loss adjustment expenses of Physicians and Citation were $46.6 million at December 31, 2005, $56 million at December 31, 2004 and $60.9 million at December 31, 2003 before reinsurance reserves, which reduce net unpaid losses and loss adjustment expenses. Of those amounts, the liabilities for unpaid loss and loss adjustment expenses of prior years decreased by $3.7 million in 2005, increased by $443,000 in 2004 and increased by $4.7 million in 2003.

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

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

The following table presents the development of balance sheet liabilities for 1995 through 2005 for all continuing operations property and casualty and workers’ compensation lines of business and medical professional liability insurance. The “Net liability as originally estimated” line shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date on a discounted basis, prior to 2000, for each of the indicated years. Reserves for other lines of business that Physicians ceased writing in 1989, which are immaterial, are excluded. The “Gross liability as originally estimated” represents the estimated amounts of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date on an undiscounted basis, including losses that had been incurred but not reported.

	1995	1996	1997	1998	1999
	(In thousands)
Net liability as originally estimated:	$135,825	$153,891	$110,931	$89,554	$88,112
Discount	16,568	12,217	9,159	8,515	7,521
Gross liability as originally estimated:	152,393	166,108	120,090	98,069	95,633
Cumulative payments as of:
One year later	26,331	54,500	37,043	23,696	22,636
Two years later	63,993	88,298	57,622	41,789	31,987
Three years later	85,649	107,094	73,096	50,968	39,150
Four years later	99,730	121,698	82,249	58,129	45,140
Five Years later	110,299	130,247	89,398	64,119	51,566
Six years later	115,312	137,462	95,454
Seven years later	118,396	143,532
Eight years later	121,837
Nine years later
Ten years later
Liability re-estimated as of:
One year later	145,824	166,870	129,225	114,347	96,727
Two years later	145,031	182,963	145,543	115,539	85,786
Three years later	150,439	193,498	146,618	104,689	83,763
Four years later	155,183	194,423	135,930	102,704	88,460
Five Years later	157,973	183,333	133,958	107,409	88,167
Six years later	149,074	181,705	138,520
Seven years later	147,525	185,201
Eight years later	141,028
Nine years later
Ten years later
Cumulative Redundancy (Deficiency)	$11,365	($19,093)	($18,430)	($9,340)	$7,466

		Year Ended December 31,
	2000	2001	2002	2003	2004	2005
	(In Thousands)
Net liability as originally estimated:	$74,896	$54,022	$44,906	$43,357	$36,603	$28,618
Discount
Gross liability before discount as originally estimated:	74,896	54,022	44,906	43,357	36,603	28,618
Cumulative payments as of:
One year later	9,767	7,210	6,216	6,515	4,227
Two years later	16,946	13,426	12,729	10,740
Three years later	23,162	19,939	16,956
Four years later	29,675	24,166
Five Years later	33,902
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Liability re-estimated as of:
One year later	63,672	52,115	49,574	43,115	32,845
Two years later	61,832	56,782	49,331	39,358
Three years later	66,494	56,540	45,574
Four years later	66,275	52,784
Five Years later	62,519
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Cumulative Redundancy (Deficiency)	$12,377	$(2,518)	$(668)	$3,999	$3,758

RECONCILIATION TO FINANCIAL STATEMENTS
Gross liability - end of year	$60,847	$53,905	$44,476
Reinsurance recoverable	(17,490)	(17,302)	(15,858)
Net liability - end of year	43,357	36,603	28,618
Reinsurance recoverable	17,490	17,302	15,858
	60,847	53,905	44,476
Discontinued personal lines insurance	17	51	132
Liability to California Insurance Guarantee Association for Workers' Compensation payouts		2,038	2,038
Balance sheet liability	$60,864	$55,994	$46,646

Gross re-estimated liability - latest	$59,506	$51,898
Re-estimated recoverable - latest	(20,148)	(19,053)
Net re-estimated liability - latest	$39,358	$32,845
Net cumulative redundancy	$3,999	$3,758

Each decrease or increase includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the redundancy related to losses settled in 1995, but incurred in 1992, will be included in the decrease or increase amount for 1992, 1993 and 1994. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. For example, Physicians commuted reinsurance contracts in several different years that significantly increased the estimate of net reserves for prior years by reducing the recoverable loss and loss adjustment expense reserves for those years. Accordingly, it may not be appropriate to extrapolate future increases or decreases based on this table.

The data in the above table is based on Schedule P from each of Physician’s and Citation’s 1995 to 2005 Annual Statements, as filed with state insurance departments; however, the development table above differs from the development displayed in Schedule P, Part-2, of the insurance Annual Statements as Schedule P, Part-2, excludes unallocated loss adjustment expenses.

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

Reconciliation of Unpaid Loss and Loss Adjustment Expenses

An analysis of changes in the liability for unpaid losses and loss adjustment expenses for 2005, 2004 and 2003 is set forth in Note 11 of Notes to PICO’s Consolidated Financial Statements, “Reserves for Unpaid Loss and Loss Adjustment Expenses.”

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

Property and Casualty Insurance through Citation Insurance Company

For the property business, reinsurance provides coverage of $10.4 million excess of $150,000 per occurrence. For casualty business, excluding umbrella coverage, reinsurance provided coverage of $4.9 million excess of $150,000 per occurrence. Umbrella coverage’s were reinsured $9.9 million excess of $100,000 per occurrence. The catastrophe treaties for 1998 and thereafter provided coverage of 95% of $14 million excess of $1 million per occurrence. Facultative reinsurance was placed with various reinsurers.

Citation does not require reinsurance from 2002 onwards for all its property and casualty lines of business, as its last policy expired in December 2001.

If the reinsurers are “not admitted” for regulatory purposes, Citation has to maintain sufficient collateral with approved financial institutions to secure cessions of paid losses and outstanding reserves.

See Note 10 of Notes to Consolidated Financial Statements, “Reinsurance,” with regard to reinsurance recoverable concentration for all property and casualty lines of business as of December 31, 2005. Citation remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

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

During the period from June 30, 1997 (the date on which Citation ceded its workers’compensation insurance liabilities) through July 2, 2003 (the date on which Fremont was placed in liquidation), Fremont maintained a workers’ compensation insurance securities deposit in California for the benefit of claimants under workers’ compensation insurance policies issued, or assumed, by Fremont.

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

Reinsurance Agreements on Workers’ Compensation Insurance Liabilities

In addition to the reinsurance agreements with Fremont noted above, Citation’s workers’ compensation insurance liabilities from policy years 1986 to 1997 retain additional reinsurance coverage with General Reinsurance, a wholly owned subsidiary of Berkshire Hathaway, Inc. (Standard & Poors rating of AAA.) Policy years 1986 and 1987 have a Company retention of $150,000; policy years 1988 and 1989 have a Company retention of $200,000 and policy years 1990 through to 1997 have a Company retention of $250,000. For policy years 1983 to 1985 partial reinsurance exists and is administered through Guy Carpenter Company as broker. These treaties are for losses in excess of $75,000 retention for 1983 and 1984 and $100,000 retention for 1985. The subscriptions on these treaties are for 30%, 35% and 52.5% for the respective treaty years.

See Note 10 of Notes to Consolidated Financial Statements, “Reinsurance,” with regard to reinsurance recoverable concentration for Citation’s workers’ compensation line of business as of December 31, 2005. Citation remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PICO’s balance sheets include a significant amount of assets and liabilities the fair value of which are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO’s borrowings are short to medium term in nature and therefore approximate fair value. At December 31, 2005, PICO had $92.8 million of fixed maturity securities and mortgage participation interests, $194.6 million of marketable equity securities that were subject to market risk, of which $98.6 million were denominated in foreign currencies, primarily Swiss francs. PICO’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

PICO uses two models to report the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $1.1 million for a 100 basis point decline in interest rates on PICO’s fixed securities and mortgage participation interests. The hypothetical 20% decrease in fair value of PICO’s marketable equity securities produced a loss in fair value of $38.9 million before tax, that would impact the unrealized appreciation in shareholders’ equity. The hypothetical 20% decrease in the local currency of PICO’s foreign denominated investments produced a loss of $17.4 million that would impact the foreign currency translation in shareholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PICO’s financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 and the independent auditors’ report is included in this report as listed in the index.

SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except share and per share amounts) for 2005 and 2004 are shown below. In management’s opinion, the interim financial statements from which the following data has been derived contain all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Net investment income and net realized gain	$4,670	$5,657	$2,611	$2,981
Sale of land and water rights	2,154	96,171	3,914	22,745
Total revenues	8,116	103,211	8,138	26,918
Gross profit - Land and water rights	1,412	57,888	2,468	16,686
Gross profit - Service revenue	606	766	967	488
Net income (loss)	(6,963)	23,592	(9,283)	8,856

Basic and Diluted:
Net income (loss) per share	$(0.56)	$1.83	$(0.70)	$0.67

Weighted average common and equivalent shares outstanding	12,366,440	12,919,496	13,271,440	13,271,440

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Net investment income and net realized gain	$743	$1,782	$704	$5,836
Sale of land and water rights	276	2,096	1,151	7,355
Total revenues	2,397	5,766	4,307	15,658
Gross profit - Land and water rights	165	923	624	4,671
Gross profit - Service revenue	374	959	1,544	1,532
Net income (loss)	(5,018)	(4,532)	(2,183)	1,174

Basic and Diluted:
Net income (loss) per share	$(0.41)	$(0.37)	$(0.18)	$0.09

Weighted average common and equivalent shares outstanding	12,370,264	12,368,928	12,367,664	12,366,479

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004
AND FOR EACH OF THE
THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PICO Holdings, Inc.

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of HyperFeed Technologies, Inc. (a consolidated subsidiary) for the year ended December 31, 2003, which statements reflect net income of $1,600,818 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for HyperFeed Technologies, Inc., is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Diego, California
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
HyperFeed Technologies, Inc.:

We have audited the consolidated statement of operations, stockholders' equity, and cash flows of HyperFeed Technologies, Inc. and subsidiary (the Company) as of December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of HyperFeed Technologies, Inc. and subsidiary for the year then ended December 31, 2003 in conformity U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
March 4, 2004

PICO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

ASSETS
	2005	2004
Available for Sale Investments (Note 3):
Fixed maturities	$92,813,137	$39,479,216
Equity securities	194,633,197	142,978,213
Total investments	287,446,334	182,457,429

Cash and cash equivalents	37,794,416	17,407,138
Notes and other receivables, net (Note 6)	14,692,888	14,951,973
Reinsurance receivables (Note 10)	16,186,105	17,157,329
Real estate and water assets (Note 5)	76,891,435	110,700,456
Property and equipment, net (Note 8)	1,572,492	2,436,921
Other assets	7,188,858	9,512,807
Assets of discontinued operations (Note 2)	57,094	6,970
Total assets	$441,829,622	$354,631,023

PICO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2005	2004
Policy liabilities and accruals:
Unpaid losses and loss adjustment expenses (Note 11)	$46,646,906	$55,994,375
Reinsurance balance payable	325,081	673,024
Stock appreciation rights payable (Note 1)		15,731,741
Deferred compensation (Note 1)	42,737,293	2,730,069
Other liabilities	20,039,392	9,259,188
Bank and other borrowings (Note 19)	12,334,868	18,020,559
Net deferred income taxes (Note 7)	17,239,062	9,193,060
Other liabilities of discontinued operations (Note 2 )	533,548	759,372
Total liabilities	139,856,150	112,361,388
Minority interest	1,098,515	2,340,337

Commitments and Contingencies (Notes 10, 11, 12, 13, 14, 15 and 19)

Common stock, $.001 par value; authorized 100,000,000; 17,706,923 issued and outstanding at December 31, 2005 and 16,801,923 at December 31, 2004	17,707	16,802
Additional paid-in capital	257,466,412	236,089,222
Accumulated other comprehensive income (Note 1)	60,092,462	36,725,700
Retained earnings	61,725,860	45,524,219
	379,302,441	318,355,943
Less treasury stock, at cost (common shares: 4,435,483 in 2005 and 4,435,444 in 2004)	(78,427,484)	(78,426,645)
Total shareholders' equity	300,874,957	239,929,298
Total liabilities and shareholders' equity	$441,829,622	$354,631,023

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Revenues:
Sale of real estate and water assets	$124,984,427	$10,879,172	$19,751,160
Net investment income (Note 3)	8,196,470	5,799,357	5,370,104
Net realized gain on investments (Note 3)	7,721,774	3,265,505	2,745,657
Service revenue	4,269,618	5,994,688	1,363,925
Other	1,210,320	2,188,114	3,647,748
Total revenues	146,382,609	28,126,836	32,878,594
Costs and expenses:
Operating and other costs	42,470,210	25,568,411	19,203,015
Stock appreciation rights expense	23,894,241	9,874,865	5,969,762
Cost of real estate and water assets sold	46,530,763	4,496,652	12,648,864
Cost of service revenue	1,443,084	1,585,129	1,069,174
Loss and loss adjustment (recoveries) expenses (Note 11)	(3,664,832)	443,284	4,667,024
Interest expense	692,159	792,076	721,322
Depreciation and amortization	2,101,252	2,263,355	1,813,114
Total costs and expenses	113,466,877	45,023,772	46,092,275
Equity in loss of unconsolidated affiliates			(564,785)
Income (loss) before income taxes and minority interest	32,915,732	(16,896,936)	(13,778,466)
Provision (benefit) for federal, foreign and state income taxes (Note 7)	17,993,165	(3,047,721)	(1,202,407)
Income (loss) before minority interest	14,922,567	(13,849,215)	(12,576,059)
Minority interest in (income) loss of subsidiaries	1,241,822	3,212,811	(1,045,605)
Income (loss) from continuing operations	16,164,389	(10,636,404)	(13,621,664)
Income (loss) from discontinued operations, net (Note 2)	(507,748)	(422,280)	2,933,366
Gain on sale of discontinued operations, net	545,000	500,000	7,450,486
Net income (loss)	$16,201,641	$(10,558,684)	$(3,237,812)

Net income (loss) per common share - basic and diluted:
Income (loss) from continuing operations	$1.25	$(0.86)	$(1.10)
Discontinued operations		0.01	0.84
Net income (loss) per common share	$1.25	$(0.85)	$(0.26)
Weighted average shares outstanding	12,959,029	12,368,354	12,375,933

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2005, 2004 and 2003

				Accumulated Other Comprehensive Income

	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Unrealized Appreciation on Investments	Foreign Currency Translation	Treasury Stock	Total

Balance, January 1, 2003	$16,802	$236,082,703	$59,320,715	$9,999,442	$(6,165,766)	$(78,222,192)	$221,031,704

Comprehensive Income for 2003
Net loss			(3,237,812)

Net unrealized appreciation on investments net of deferred tax of $3.7 million and reclassification adjustment of $1.5 million				10,879,588

Foreign currency translation					570,140
Total Comprehensive Income							8,211,916

Acquisition of shares of treasury stock for deferred compensation plans						(83,218)	(83,218)

Balance, December 31, 2003	$16,802	$236,082,703	$56,082,903	$20,879,030	$(5,595,626)	$(78,305,410)	$229,160,402

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME, CONTINUED
For the years ended December 31, 2005, 2004 and 2003

				Accumulated Other Comprehensive Income
	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Unrealized Appreciation on Investments	Foreign Currency Translation	Treasury Stock	Total

Balance, December 31, 2003	$16,802	$236,082,703	$56,082,903	$20,879,030	$(5,595,626)	$(78,305,410)	$229,160,402

Comprehensive Loss for 2004
Net loss			(10,558,684)
Net unrealized appreciation on investments net of deferred tax of $11 million and reclassification adjustment of $2.2 million				21,068,132
Foreign currency translation					374,164
Total Comprehensive Income							10,883,612

Acquisition of treasury stock for deferred compensation plans						(121,235)	(121,235)

Other		6,519					6,519
Balance, December 31, 2004	$16,802	$236,089,222	$45,524,219	$41,947,162	$(5,221,462)	$(78,426,645)	$239,929,298

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME, CONTINUED
For the years ended December 31, 2005, 2004 and 2003

				Accumulated Other Comprehensive Income
	Common Stock	Additional Paid-In Capital	Retained Earnings	Net Unrealized Appreciation on Investments	Foreign Currency Translation	Treasury Stock	Total

Balance, December 31, 2004	$16,802	$236,089,222	$45,524,219	$41,947,162	$(5,221,462)	$(78,426,645)	$239,929,298

Comprehensive Income for 2005
Net income			16,201,641
Net unrealized appreciation on investments net of deferred tax of $14.6 million and reclassification adjustment of $5.2 million				24,177,250
Foreign currency translation					(810,488)
Total Comprehensive Income							39,568,403

Acquisition of treasury stock for deferred compensation plans						(839)	(839)

Common stock offering, net of expenses of $1.2 million	905	21,377,190					21,378,095

Balance, December 31, 2005	$17,707	$257,466,412	$61,725,860	$66,124,412	$(6,031,950)	$(78,427,484)	$300,874,957

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,201,641	$(10,558,684)	$(3,237,812)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of acquisitions:
Provision for deferred taxes	(6,682,146)	(2,211,306)	(876,207)
Depreciation and amortization	4,175,936	4,127,120	2,757,493
(Gain) loss on sale of investments	(7,721,774)	(3,265,505)	(2,745,657)
(Gain) loss on sale of fixed assets	2,617	70,183	23,737
Gain on sale of Sequoia			(1,568,278)
Allowance for uncollectible accounts	17,278	308,917	270,000
Impairment of goodwill		194,095
Equity in loss of unconsolidated affiliates			564,785
Minority interest	(1,241,822)	(3,212,811)	1,045,605
Changes in assets and liabilities, net of effects of acquisitions:
Notes and other receivables	241,807	1,169,650	(9,467,051)
Other liabilities	10,000,132	(38,288)	(1,278,704)
Other assets	2,421,731	(2,333,997)	217,549
Real estate and water assets	35,659,806	2,740,891	9,914,760
Income taxes	809,291	(9,291)	71,846
Reinsurance receivable	971,224	556,683	(9,881,304)
Reinsurance payable	(347,943)	1,993	133,031
SAR payable and deferred compensation	24,275,483	10,918,238	7,163,360
Unpaid losses and loss adjustment expenses	(9,347,469)	(4,869,509)	8,160,771
Net operating cash provided by (used in) discontinued operations	(275,948)	(598,940)	(1,558,754)
Other adjustments, net	(8,102)	6,516	(135,323)
Net cash provided by (used in) operating activities	69,151,742	(7,004,045)	(426,153)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale investments:
Fixed maturities	13,757,855	18,334,850	12,637,514
Equity securities	11,993,556	10,871,372	14,735,268
Proceeds from maturity of investments	9,822,000	5,325,000	27,537,091
Purchases of available for sale investments:
Fixed maturities	(78,685,009)	(11,322,556)	(46,476,107)
Equity securities	(22,552,436)	(18,503,481)	(25,667,968)
Proceeds from the sale of Sequoia			25,144,350
Purchases of minority interest in subsidiaries		(1,322,138)
Real estate and water asset capital expenditure	(2,563,728)	(790,961)	(2,315,322)
Capitalized software costs	(1,529,828)	(1,382,361)
Purchases of property and equipment	(324,300)	(669,598)	(490,078)
Proceeds from sales of property and equipment	1,550	40,249
Other investing activities, net	119		(98,429)
Net cash provided by (used in) investing activities	(70,080,221)	580,376	5,006,319
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock, net	21,378,095
Repayment of bank and other borrowings	(3,915,176)	(1,344,516)	(9,645,053)
Proceeds from borrowings	35,000	2,908,196	9,111,446
Cash received on exercise of stock options (HyperFeed in 2005 and 2004)	8,880	41,416
Cash paid for purchase of PICO stock (for deferred compensation plans)	(839)	(121,235)	(83,218)
Net cash provided by (used in) financing activities	17,505,960	1,483,861	(616,825)
Effect of exchange rate changes on cash	3,809,797	(2,001,747)	(1,693,730)
Net increase (decrease) in cash and cash equivalents	20,387,278	(6,941,555)	2,269,611

Cash and cash equivalents, beginning of year	17,407,138	24,348,693	22,079,082
Cash and cash equivalents, end of year	$37,794,416	$17,407,138	$24,348,693
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$692,615	$826,894	$327,608
Income taxes paid	$25,487,931	$179,635	555,600

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_______________

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and Operations:

PICO Holdings, Inc. and subsidiaries (collectively, “PICO” or “the Company”) is a diversified holding company.

Currently PICO’s major activities are:
•	Owning and developing water rights and water storage operations in the southwestern United States through Vidler Water Company, Inc.
•	Owning and developing land and the related mineral rights and water rights in Nevada through Nevada Land & Resource Company, LLC.
•	The acquisition and financing of businesses.
•	“Running off” the insurance loss reserves of Citation Insurance Company and Physicians Insurance Company of Ohio.
•	Developing and providing ticker plant technologies and services to the financial markets through HyperFeed Technologies, Inc.

PICO was incorporated in 1981 and began operations in 1982. The company was known as Citation Insurance Group until a reverse merger with Physicians Insurance Company of Ohio (“Physicians”) on November 20, 1996. Following the reverse merger, the Company changed its name to PICO Holdings, Inc.

The Company’s primary operating subsidiaries as of December 31, 2005 are as follows:

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

Nevada Land & Resource Company, LLC (“Nevada Land”). Nevada Land is a Nevada Limited Liability Company, which owns approximately 767,000 acres of land in northern Nevada. Nevada Land’s business includes selling land and water rights, and leasing property.

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

HyperFeed Technologies, Inc. (“HyperFeed”). HyperFeed is a developer and provider of software, ticker plant technologies and managed services to the financial markets industry. PICO owns approximately 80% of the outstanding voting stock of HyperFeed.

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

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, real estate and water assets, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2005 and 2004, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

Investments:

The Company’s investment portfolio at December 31, 2005 and 2004 is comprised of investments with fixed maturities, including U.S. government bonds, government sponsored enterprise bonds, and investment-grade corporate bonds; equity securities, including common stock, and common stock purchase warrants; and mortgage participation interests.

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

The Company regularly and methodically reviews the carrying value of its investments for impairment. When there is a decline in value of an investment to below cost, that is deemed other-than-temporary, a loss is recorded within net realized gains or losses in the consolidated statement of operations and the security is written down to its fair value. Impairment charges of $142,000, $1.9 million, and $1.1 million are included in realized losses for the years ended December 31, 2005, 2004 and 2003, respectively, related to various securities where the unrealized losses had been deemed other-than-temporary. If a security is impaired and continues to decline in value, additional impairment charges are recorded in the period of the decline if deemed other-than-temporary. Subsequent recoveries of such securities are reported as an unrealized gain and part of other comprehensive results in future periods. Realized gains on impaired securities are recorded only when sold.

Net investment income includes amortization of premium and accretion of discount on the level yield method relating to bonds acquired at other than par value. Realized investment gains and losses are included in revenues, are determined on an average basis and recorded on the trade date.

The Company has subsidiaries and makes acquisitions in the U.S. and abroad. Approximately $98.6 million and $81 million of the Company’s investments at December 31, 2005 and 2004, respectively, were invested internationally, including any equity values of affiliates. The Company’s most significant foreign currency exposure is in Swiss francs.

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

Goodwill and Intangibles:

Goodwill represents the difference between the purchase price and the fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Intangibles are generally assets arising out of a contractual or legal right. The Company applies the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Consequently, goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

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

In assessing the realization of deferred income taxes, management considers whether it is more likely than not that any deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible. If it is more likely than not that some or all of the deferred income tax assets will not be realized a valuation allowance is recorded.

Earnings per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share are computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents - PICO’s stock-settled stock appreciation rights are common stock equivalents for this purpose - using the treasury method, if dilutive. The number of additional shares is calculated by assuming that the common stock equivalents were exercised, and that the proceeds were used to acquire shares of common stock at the average market price during the period.

During 2005, the Company issued 2,185,965 stock-settled stock appreciation rights at a strike price of $33.76 per share (at December 31, 2005 the market price of a share of PICO common stock was $32.26). Such rights are common stock equivalents for purposes of earnings per share computations; however, none of the stock appreciation rights are included in the diluted earnings per share calculation for 2005 because they are out-of-the-money and consequently their effect on earnings per share is anti-dilutive.

During 2003 and 2004, the Company had cash-settled stock appreciation rights outstanding. The rights were not considered common stock equivalents for purposes of earnings per share because they were not convertible into common shares of the Company when exercised; the benefit was payable in cash. Consequently, diluted earnings per share was identical to that of the basic earnings per share in those years.

Stock-Based Compensation:

On September 21, 2005, the Company amended its 2003 Cash-Settled Stock Appreciation Rights Program. The amendment of the SAR Program froze and monetized the value of each participant’s SAR. At the date of the amendment, the accrued benefit payable under this program was $39.4 million based on a PICO stock price of $33.23 per share. Concurrently with the amendment of the SAR Program, the participants elected to defer substantially all of amounts due to them by transferring the amounts into deferred compensation Rabbi Trusts established by the Company. Consequently, including previously deferred compensation, the Company has a total deferred compensation liability of $42.7 million at December 31, 2005 representing deferred compensation payable to various members of management and its Directors, and no remaining cash-settled stock appreciation rights payable.

On December 8, 2005 shareholders approved the PICO Holdings, Inc. 2005 Long Term Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors and consultants. A total of 2,654,000 shares of common stock are issuable under the 2005 Plan and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled stock appreciation rights, restricted stock awards, performance shares, performance units, restricted stock units, deferred compensation awards and other stock-based awards. The plan allows for a broker assisted cashless exercise and net-settlement of tax withholding required. On December 12, 2005 2,185,965 stock-settled SARs were issued to various employees and non-employee directors of the Company with a strike price (market price of PICO common stock on the date of grant) of $33.76. The awards are fully vested and exercisable at anytime.

The Company applies the provisions of Emerging Issues Task Force No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. In summary, investment returns generated are reported within the Company’s financial statements (with a corresponding increase in the trust assets) and an expense is recorded within the caption, “Operating and other costs” for increases in the market value of the assets held with a corresponding increase in the deferred compensation liability (except in the case of PICO stock, which is reported as Treasury Stock, at cost). In the event the trust assets decline in value, the Company will recover previously expensed compensation.

The trusts hold various investments that are consistent with the Company’s investment policy. Such investments are held in separate accounts, accounted for as available for sale securities, and are reported in the accompanying consolidated balance sheets within the line item “Investments”. Assets of the trust will be distributed according to predetermined payout elections established by each employee.

In each of the three years presented in the accompanying consolidated financial statements, there is compensation expense recorded for the cash settled SARs issued from the 2003 Plan. Compensation cost was measured at the end of each period (in 2005 compensation cost was measured until the September 21, 2005 Plan Amendment) as the amount by which the quoted market price of PICO stock exceeded the exercise price. Changes in the quoted market price were reflected as an adjustment to the accrued compensation obligation and compensation expense in the Company’s consolidated financial statements. The Company recorded compensation expense of $23.9 million, $9.9 million and $6 million for the years ended December 31, 2005, 2004 and 2003, respectively, representing the difference between the exercise price of the vested SARs and the market value of PICO stock at the end of the reporting period (September 21 for the 2005 year). The cash liability for the accrued benefit was $15.7 million at December 31, 2004, reached $39.4 million during 2005 and as discussed above, when the Plan was amended, the liability was transferred to Rabbi Trust accounts leaving no accrued stock appreciation rights payable and increasing deferred compensation in the accompanying consolidated balance sheets.

At December 31, 2005 the Company has 2,185,965 stock-settled stock appreciation rights outstanding that are fully vested and all have an exercise price of $33.76. Since the number of shares to be issued upon exercise is not known at the grant date, the plan is considered a variable plan for accounting purposes and under APB 25, any in-the-money value of the vested options would be recorded as compensation expense. However, at December 31, 2005, the market value of PICO stock was less than the strike price of the outstanding stock-settled SARs and therefore no compensation expense was recorded in 2005 for the awards granted.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for those entities that elect to voluntarily adopt the fair value accounting provision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 also requires more prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation as well as pro forma disclosure of the effect in interim financial statements. The transition and annual disclosure provision of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 until SFAS 123 Revised becomes effective in 2006. PICO has not adopted the fair value accounting provisions of SFAS No. 123, and will continue accounting for stock-based compensation under the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees”, until SFAS No. 123(R) becomes effective on January 1, 2006.

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 148, the Company’s net income or loss and related per share amounts would approximate the following pro forma amounts for the years ended December 31 (Note that the Company’s cash-settled SARs that were outstanding in 2003, 2004 and until September 21, 2005 have no impact on the following table as cash-settled SARs are accounted for the same way under both APB No. 25 and SFAS No. 123, however the stock-settled SARs issued in December 2005 are included in the 2005 disclosure):

	2005	2004	2003
Reported net income (loss)	$16,201,641	$(10,558,684)	$(3,237,812)
Add: Stock-based compensation recorded, net of tax
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(19,623,058)		(99,680)
Pro forma net loss	$(3,421,417)	$(10,558,684)	$(3,337,492)
Reported net income (loss) per share: basic and diluted	$1.25	$(0.85)	$(0.26)
Pro forma net loss per share: basic and diluted	$(0.26)	$(0.85)	$(0.27)

The effects of applying SFAS No. 148 in this pro forma disclosure are not indicative of future amounts.

No stock-based compensation is reported in the table above in 2004 since the only awards outstanding were cash-settled SARs, which are not subject to the fair value method prescribed by SFAS 123. The fair value of each stock-settled SAR granted in 2005 and the 2003 stock options outstanding granted in previous years is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; risk-free interest rate ranging from 4.4% to 4.5% for grants in 2005, 1% for grants in 2003; expected life of a stock-settled SAR ranges from 3 to 10 years (10 years for previous stock-option grants); and volatility of 33% for 2005 grants and 36% for the 2003 grants.

The Black-Scholes model was used in estimating the fair value of the Company’s stock-settled SARs that are fully vested and are non-transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility and estimated life of the stock-settled SAR. Because the Company’s stock-settled SARs have characteristics significantly different from those of any like instrument that is publicly traded, and because changes in the subjective input assumptions can materially change the fair value estimate, management believes the existing model does not necessarily provide a reliable single measure of the fair value of its stock-settled SARs.

Comprehensive Income:

Comprehensive income or loss includes foreign currency translation and unrealized holding gains and losses, net of taxes on available for sale securities. The components are as follows:

	December 31,
	2005	2004

Net unrealized gain on securities	$66,124,412	$41,947,162
Foreign currency translation	(6,031,950)	(5,221,462)
Accumulated other comprehensive income	$60,092,462	$36,725,700

The accumulated balance is net of deferred income tax liabilities of $32.7 million and $18.2 million at December 31, 2005 and 2004, respectively.

Translation of Foreign Currency:

Financial statements of foreign operations are translated into U.S. dollars using average rates of exchange in effect during the year for revenues, expenses, realized gains and losses, and the exchange rate in effect at the balance sheet date for assets and liabilities. Unrealized exchange gains and losses arising on translation are reflected within accumulated other comprehensive income or loss.

Reclassifications:

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In December 2004, FASB issued Statement 123(Revised), Share-Based Payment, which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Statement 123(Revised) is effective for public entities as of the beginning of the annual period that begins after June 15, 2005. The new Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost should be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). As all of the stock-settled SARs granted under PICO’s 2005 Plan were fully vested at December 31, 2005, no stock-based compensation will be recorded for these awards under SFAS 123R. If and when PICO grants additional awards, the fair value of such awards will be recognized and recorded over the vesting period.

In March 2005, FASB issued Interpretation number 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 which clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, and  refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. There was no effect of adoption of the statement on the accompanying consolidated financial statement of the Company.

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

In 2003, HyperFeed sold its consolidated market data feed service contracts and its retail trading business and recorded a gain within discontinued operations of $7 million. In 2005 and 2004, HyperFeed recorded a gain of $545,000 and $500,000, respectively within discontinued operations on the sale of its Consolidated Market Data Feed business as certain milestones on the sale were met. These gains are included in the accompanying consolidated statements of operations in the line item titled “Gain on disposal of discontinued operations, net”. For the years ended December 31, 2005 and 2004, HyperFeed generated losses from discontinued operations of $508,000 and $422,000, respectively. During the 2003 period HyperFeed was a consolidated subsidiary of the Company, discontinued operations generated income of $545,000. Such amounts are included in “Income from discontinued operations, net”. The assets and liabilities of this HyperFeed operation are reported as discontinued operations in the December 31, 2005 and 2004 consolidated balance sheets.

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

Statements of Operations for the Three Months Ended March 31, 2003:
2003
Revenues:
Premium income	$13,478,457
Net investment income and realized gains/losses	2,863,487
Other income	91,303
Total revenues	16,433,247

Expenses:
Loss and loss adjustment expenses	7,657,813
Policy acquisition costs	4,163,270
Insurance underwriting and other expenses	938,341
Total expenses	12,759,424
Income before provision for income taxes	3,673,823
Provision for income taxes	1,284,974
Net income	$2,388,849

Income per common share - basic and diluted	$0.19

3.	INVESTMENTS:

At December 31, the cost and carrying value of investments were as follows:

2005:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government - sponsored enterprises	$11,003,785		$(175,787)	$10,827,998
Corporate securities	79,842,934	461,413	(592,208)	79,712,139
Mortgage participation interests	2,273,000			2,273,000
	93,119,719	461,413	(767,995)	92,813,137
Equity securities	95,643,097	99,223,898	(233,798)	194,633,197
Total	$188,762,816	$99,685,311	$(1,001,793)	$287,446,334

2004:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government - sponsored enterprises	$10,544,388	$53,575	$(16,993)	$10,580,970
Corporate securities	23,621,118	727,452	(123,324)	24,225,246
Mortgage participation interests	4,673,000			4,673,000
	38,838,506	781,027	(140,317)	39,479,216
Equity securities	83,759,017	59,316,810	(97,614)	142,978,213
Total	$122,597,523	$60,097,837	$(237,931)	$182,457,429

The amortized cost and carrying value of investments in fixed maturities at December 31, 2005, by contractual maturity, are shown below. Expected maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Carrying
	Cost	Value

Due in one year or less	$59,743,168	$59,551,654
Due after one year through five years	21,391,559	21,136,860
Due after five years	9,711,992	9,851,623
Mortgage participation interests	2,273,000	2,273,000
	$93,119,719	$92,813,137

Net investment income is as follows for each of the years ended December 31:

	2005	2004	2003
Investment income:
Fixed maturities	$2,468,733	$1,956,838	$2,465,683
Equity securities	3,074,692	2,556,841	1,951,462
Other	2,696,075	1,318,073	999,387
Total investment income	8,239,500	5,831,752	5,416,532
Investment expenses:	(43,030)	(32,395)	(46,428)
Net investment income	$8,196,470	$5,799,357	$5,370,104

Pre-tax net realized gain or loss on investments is as follows for each of the years ended December 31:

	2005	2004	2003
Gross realized gains:
Fixed maturities	$27,303	$205,017	$142,509
Equity securities and other investments	7,843,098	5,629,155	3,797,245
Total gain	7,870,401	5,834,172	3,939,754
Gross realized losses:
Fixed maturities	(6,899)	(50,393)	(33,960)
Equity securities and other investments	(141,728)	(2,518,274)	(1,160,137)
Total loss	(148,627)	(2,568,667)	(1,194,097)
Net realized gain	$7,721,774	$3,265,505	$2,745,657

Realized Gains

During 2005, the Company sold various securities generating $7.9 million in realized gains. Included in realized gains for the year is a $1.8 million gain from the sale of Keweenaw Land Association and a $1.8 million gain on the sale of Raetia Energy, a Swiss holding. During 2004, the Company sold various securities generating $5.8 million in realized gains. The most significant gain in 2004 was a $3.2 million gain from the sale of Keweenaw Land Association. In 2003, the Company realized a gain of $1.5 million on the sale of shares in Guinness Peat Group.

Realized Losses

Included in realized losses are impairment charges on securities. During 2005, 2004 and 2003, the Company recorded other-than-temporary impairments of $142,000, $1.9 million and $1.1 million, respectively, on equity securities to recognize what are expected to be other-than-temporary declines in value. The impairment charges are primarily within two securities, Accu Holding and SIHL.

Accu Holding:

At December 31, 2005, the Company owned 29.2% of Accu Holding AG, a Swiss corporation. PICO lacks the ability to exercise significant influence based on consideration of a number of factors and therefore accounts for the holding as available for sale under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” In 2004 and 2003, the Company recorded other-than-temporary impairments of $1.3 million and $823,000, respectively, due to the severity and duration of the decline of Accu’s stock price. The stock value improved in 2005 and consequently, no impairment was recorded for the year ended December 31, 2005 on this holding. At December 31, 2005, the market value of PICO’s interest was $4.2 million.

SIHL:

At December 31, 2005 and 2004, the carrying value of SIHL was zero as the stock did not improve from the declines suffered in 2004. Given the severity and duration, the cause of the decline and lack of any evidence to support a recovery of the fair value, PICO recorded an impairment charge of $547,000 in 2004 effectively reducing the carrying amount to zero. The stock continues to trade, however, there is no material market value of the investment at December 31, 2005. In 2003, the Company recorded other-than-temporary impairment of $293,000.

Jungfraubahn Holding AG:

At December 31, 2005, the Company owned 1,313,657 shares of Jungfraubahn, which represents approximately 22.5% of the outstanding shares of Jungfraubahn. At December 31, 2005, the market value of the investment was $42 million and had an unrealized gain of $19.8 million, before tax. At December 31, 2004, the Company owned 1,308,160 shares of Jungfraubahn, which represented approximately 22.4% of the outstanding shares of Jungfraubahn. At December 31, 2004, the market value of the investment was $40.8 million and had an unrealized gain of $15.4 million, before tax. In 2005, 2004 and 2003, the Company received dividends from this security of $1.1 million, $1.1 million and $983,000, respectively.

Despite ownership of more than 20% of the voting stock of Jungfraubahn, the Company continues to account for this investment as available for sale under SFAS No. 115. At this time, the Company does not believe that it has the requisite ability to exercise “significant influence” over the financial and operating policies of Jungfraubahn, and therefore does not apply the equity method of accounting.

4.	INVESTMENT IN HYPERFEED TECHNOLOGIES, INC:

At December 31, 2005 PICO owned 80% of the outstanding common stock of HyperFeed. In November 2005, PICO elected to convert the outstanding balance of $6.2 million of the convertible note with HyperFeed increasing its ownership from 51% to 80%. As the acquisition of the shares under the conversion did not represent a substantive acquisition from the minority shareholders, it was not accounted for using purchase method. HyperFeed will now be included in the combined federal income tax return with PICO and its other subsidiaries. By the end of the first quarter of 2005, the continued losses of HyperFeed reduced the carrying value of the minority interest to zero and from that date forward, PICO has reported all the losses of HyperFeed in these consolidated financial statements without any charge to the minority interest. PICO is currently evaluating whether it can use net operating losses of HyperFeed generated in years prior to PICO reaching 80% ownership under Section 382 of the Internal Revenue Code but does not expect to be able to utilize any significant amount of such losses.

On November 2, 2004, the Company entered into a Secured Convertible Promissory Note Agreement (“Note”) with HyperFeed that gave PICO the right to convert the balance into common stock of HyperFeed at any time. On March 28, 2005, the terms of the note were modified to increase the maximum borrowing under the note from $1.5 million to $4 million and to change the exercise price of the conversion right to the lesser of 80% of the 5 day average at March 28, 2005, or 80% of the 5 day average at the exercise date. In August 2005 the note was again modified to increase the line to $6 million and change the exercise price to the lesser of $1.36 per share or 80% of the 5 day average at the date of exercise and in doing so, HyperFeed issued to PICO a warrant to purchase 125,000 common shares of HyperFeed at $1.70 per share. By September 30, 2005 the principal and interest outstanding on the note was $4.7 million. Then during October 2005, HyperFeed drew $1.4 million to bring the outstanding principal balance to $6 million. On November 1, 2005, PICO elected to convert the entire outstanding principal and interest of $6.2 million in accordance with the provisions of the convertible note into 4,546,479 newly issued common shares of HyperFeed ($1.36 per share).

During 2005, 2004 and 2003 PICO provided funding of $7.2 million to HyperFeed either by acquiring common stock directly from HyperFeed or loaning HyperFeed money through the convertible note, which was subsequently converted to common stock as discussed above. Since the conversion of the note in November 2005, PICO has loaned HyperFeed an additional $3.3 million ($810,000 through December 31, 2005) which is planned to be rolled into a convertible note during the first quarter of 2006.

On May 15, 2003 the Company increased its ownership of HyperFeed from 44% to 51% by purchasing 443,623 shares for $1.2 million and at that time had the controlling financial interest through a direct ownership of a majority voting interest. Consequently, PICO consolidated HyperFeed’s results from that date forward. The accompanying consolidated financial statements for the year ended December 31, 2003 include the revenues and expenses and costs of HyperFeed beginning May 15, 2003. Prior to May 15 2003, the Company accounted for its investment in HyperFeed using the equity method of accounting.

At December 31, 2005 and 2004, the Company’s investment in HyperFeed consisted of 6,117,791 and 1,546,312 shares of common stock, representing 80% and 51%, respectively of the common shares outstanding. PICO also owned 310,616 common stock warrants that expired in April 2005. At December 31, 2004, these warrants had zero fair value as the exercise price is substantially higher than the market price of HyperFeed stock. At December 31, 2003, the carrying value of the investment in common stock warrants was an estimated fair value of $556,000, using the Black-Scholes option-pricing model. The warrant was reported as a derivative instrument under the provisions of SFAS No. 133 and consequently gains and losses, while the warrant had a fair value in 2004 and 2003, are reflected in the caption “Net Realized Loss on Investments” in the Statement of Operations. The warrant PICO holds from the 2005 transactions does not meet the definition of a derivative and no value is recognized on those instruments.

The market value of the common shares at December 31, 2005 and 2004, based on the closing price of HyperFeed common stock, is $8.3 million and $4.2 million, respectively.

5.	REAL ESTATE AND WATER ASSETS:

Through its subsidiary Nevada Land, the Company owns land and the related mineral rights and water rights. Through its subsidiary Vidler, the Company owns land and water rights and water storage assets consisting of various real properties in California, Arizona, Colorado and Nevada. The costs assigned to the various components at December 31, were as follows:

	2005	2004
Nevada Land:
Land and related mineral rights and water rights	$30,066,419	$37,642,378

Vidler:
Water and water rights	22,595,686	25,999,698
Land	11,213,306	35,482,710
California water storage (Semitropic)	2,472,697	2,036,240
Land improvements, net	10,543,327	9,539,430
	46,825,016	73,058,078
	$76,891,435	$110,700,456

On June 30, 2005, the Company completed a sale of approximately 42,000 acre-feet of water rights and the related 15,470 acres of land in the Harquahala Valley for $94.4 million in cash. The cost of the land and water sold was $37.8 million.

In 2005, Lincoln County Water District and Vidler (“Lincoln/Vidler”) closed on a sale of 2,100 acre feet of water to a developer for $15.7 million. The Company’s share of the revenues allocated to the sale of the 2,100 acre-feet was $10.1 million and the cost of the water sold was approximately $983,000.

Through November 2008, Vidler is required to make a minimum annual payment for the Semitropic water storage facility of $401,000. These payments are being capitalized and the asset is being amortized over its useful life of thirty-five years. Amortization expense was $102,000 in each of the three years ended December 31, 2005. At December 31, 2005 and 2004, Vidler owns the right to store 30,000 acre-feet of water. Vidler is also required to pay annual operating and maintenance charges and for the years ended December 31, 2005, 2004 and 2003, the Company expensed a total of $169,000, $148,000 and $155,000, respectively.

6.	NOTES AND OTHER RECEIVABLES:

Notes and other receivables consisted of the following at December 31:

	2005	2004
Notes receivable	$13,103,326	$12,741,852
Trade receivable	303,795	1,121,298
Interest receivable	1,042,520	462,631
Other receivables	619,442	985,109
	15,069,083	15,310,890
Allowance for doubtful accounts	(376,195)	(358,917)
	$14,692,888	$14,951,973

Notes receivable, primarily from the sale of real estate and water assets have a weighted average interest rate of 9.2% and a weighted average life to maturity of approximately 7 years at December 31, 2005.

At December 31, 2004, notes receivable included $3 million of outstanding receivables arising from sales in 2003 of properties in West Wendover, Nevada. The properties were sold for $14.8 million, and through December 31, 2004 the buyer made principal and interest payments of approximately $12.2 million. The balance of the receivable was due to be repaid in full by December 31, 2004. However, the regularly scheduled principal and interest payment due were not paid and the receivable went past due. The Company restructured the note to allow the buyer additional time to pay the balance by extending the due date. By July 2005, the balance was paid in full.

7.	FEDERAL, FOREIGN AND STATE INCOME TAX:

The Company and its U.S. subsidiaries file a consolidated federal income tax return, which will include the results of HyperFeed from November 1, 2005. HyperFeed has various deferred tax balances, primarily NOL’s, on which the Company has provided a 100% valuation allowance at December 31, 2005 and 2004. In 2005, the Company has included the HyperFeed NOL's and the related 100% valuation allowance, in the accompanying tables in 2005 and 2004; in prior periods such amounts were excluded.  PICO is currently evaluating whether it can use some of the net operating losses that arose prior to PICO owning 80% of HyperFeed in its 2005 and future federal income tax returns under section 382 of the Internal Revenue Code but does not expect to be able to utilize any significant amount of such losses. Non-U.S. subsidiaries file tax returns in various foreign countries. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$16,422,288	$20,284,732
Deferred compensation and SAR expense	13,992,344	5,478,064
Capital loss carryforwards	156,757	152,278
Loss reserves	1,633,853	2,797,075
Basis difference on securities	1,074,277	1,158,813
Impairment charges	5,587,354	2,968,817
Depreciation on fixed assets	1,141,768	974,079
Allowance for bad debts	992,244	963,894
Employee benefits	1,977,876	646,293
Cumulative loss on SFAS 133 derivatives	1,385,576	1,385,576
Other	2,226,762	1,444,529
Total deferred tax assets	46,591,099	38,254,150
Deferred tax liabilities:
Unrealized appreciation on securities	35,588,675	17,781,313
Revaluation of real estate and water assets	5,330,587	10,855,277
Foreign receivables	1,108,702	2,317,623
Installment land sales	3,941,476	1,781,292
Accretion of bond discount	83,540	83,097
Capitalized lease	287,528	279,313
Other	2,325,154	1,696,284
Total deferred tax liabilities	48,665,662	34,794,199
Net deferred tax liability before valuation allowance	(2,074,563)	3,459,951
Valuation allowance	(15,164,499)	(12,653,011)
Net deferred income tax liability	$(17,239,062)	$(9,193,060)

Deferred tax assets and liabilities, the recorded valuation allowance, and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management’s conclusions as to the ultimate realization of deferred tax assets.

Pre-tax income (loss) from continuing operations for the years ended December 31 was under the following jurisdictions:

	2005	2004	2003
Domestic	$32,119,040	$(15,660,549)	$(12,548,084)
Foreign	796,692	(1,236,387)	(1,230,382)
Total	$32,915,732	$(16,896,936)	$(13,778,466)

Income tax expense (benefit) from continuing operations for each of the years ended December 31 consists of the following:

	2005	2004	2003
Current tax expense (benefit):
U.S. federal and state	$24,602,202	$(908,367)	$(326,200)
Foreign	73,107	71,952
Total current tax expense (benefit)	24,675,309	(836,415)	(326,200)
Deferred tax expense (benefit):
U.S. federal and state	$(6,715,681)	$(1,957,765)	$(177,746)
Foreign	33,537	(253,541)	(698,461)
Total deferred tax benefit	(6,682,144)	(2,211,306)	(876,207)

Total income tax expense (benefit)	$17,993,165	$(3,047,721)	$(1,202,407)

The difference between income taxes provided at the Company’s federal statutory rate and effective tax rate is as follows:

	2005	2004	2003
Federal income tax provision (benefit) at statutory rate	$11,520,506	$(5,744,958)	$(4,723,807)
Change in valuation allowance	2,690,123	1,832,458	2,351,656
State taxes	3,318,795
Write off of NOL's previously valued and other items		(809,124)	493,420
Foreign rate differences	(216,626)	277,366	243,870
Rate changes	(470,424)
Permanent differences	1,150,791	1,396,537	432,454
Total	$17,993,165	$(3,047,721)	$(1,202,407)

The expense for income taxes for the year ended December 31, 2005 includes estimated federal and state tax charges based on the consolidated pre-tax income. The effective tax rate charge for the year ended December 31, 2005 is 55% primarily due to the losses of HyperFeed without tax benefit, prior to HyperFeed becoming an 80% subsidiary on November 1, 2005, the accrual of state taxes on Vidler’s pre-tax income and permanent differences between accounting and taxable income primarily arising from certain management compensation which is not tax-deductible. For the year ended December 31, 2004 and December 31, 2003, the effective rate for the recorded tax benefit is 18% and 9%, respectively, primarily due to the losses of HyperFeed without tax benefit, and the increase in valuation allowances related to NOL’s within the group.

Provision has not been made for U.S. or additional foreign tax on the approximately $10 million of undistributed earnings of foreign subsidiaries. It is not practical to estimate the amount of additional tax that might be payable. Rate differences within the difference between statutory and effective tax rates reflect foreign results taxed at the local statutory rate, which can be as much as 25% lower than the U.S. statutory rate of 35%. At December 31, 2005 and 2004, the Company had no material federal income tax payable or receivable. As of December 31, 2005 the Company has a U.S. net operating loss carryforward before valuation allowance of $46.3 million, of which $43.3 million is unlikely to be utilized primarily due to the uncertainty of generating taxable income in the subsidiary in which the NOLs reside.

The Company’s U.S. NOLs expire as follows:

Year	Amount
2005	$1,557,196
2006	300,612
2009	590,840
2010	773,628
2011	4,167,626
2012	9,490,363
2013	4,251,152
2014	4,607,516
2016	29,980
2017	1,902,826
2018	4,885,040
2019	4,784,512
2020	7,944,563
2021	1,013,711
46,299,565
Valuation allowance	(43,327,254)
Total	$2,972,311

Included in the table above are HyperFeed NOLs of $40 million on which the Company has provided a 100% valuation allowance at December 31, 2005.

8.	PROPERTY AND EQUIPMENT:

The major classifications of the Company’s fixed assets are as follows at December 31:

	2005	2004
Office furniture, fixtures and equipment	$5,478,684	$6,366,383
Building and leasehold improvements	536,478	1,352,303
	6,015,162	7,718,686
Accumulated depreciation	(4,442,670)	(5,281,765)
Property and equipment, net	$1,572,492	$2,436,921

Depreciation expense was $990,000, $1.2 million and $1.1 million in 2005, 2004, and 2003, respectively.

9.	SHAREHOLDERS’ EQUITY:

On May 6, 2005, the Company completed a sale of 905,000 shares of newly-issued common stock to institutional investors at a price of $25 per share. After placement costs, the net proceeds to the Company were $21.4 million. The Company filed a registration statement on Form S-3 to register the shares under the Securities Act, which became effective in July 2005.

Long Term Inventive Plan

PICO Holdings, Inc. 2005 Long Term Incentive Plan (the "2005 Plan"). The 2005 Plan was adopted by the Board and approved by shareholders on December 8, 2005. The 2005 Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors and consultants. A total of 2,654,000 shares of common stock are issuable under the 2005 Plan and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled stock appreciation rights, restricted stock awards, performance shares, performance units, restricted stock units, deferred compensation awards and other stock-based awards. On December 12, 2005, the Company granted 2,185,965 stock-settled SARs with an exercise price of $33.76 per share (being the market value of PICO stock at the date of grant) that were fully vested on that date. These are the only awards granted and outstanding and there are no restrictions that would prevent an employee from exercising these awards. Upon exercise, the Company will issue newly issued shares equal to the in-the-money value of the exercised SARs, net of the applicable federal and state employee taxes withheld. The Plan is considered a variable plan for accounting purposes since the number of shares to be issued is not known at the date of grant.

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

	2005	2004
Estimated reinsurance recoverable on:
Unpaid losses and loss adjustment expense	$15,858,000	$17,302,699
Reinsurance recoverable (payable) on paid losses and loss expenses	328,105	(145,370)
Reinsurance receivables	$16,186,105	$17,157,329

Unsecured reinsurance risk of $100,000 or more is concentrated in the companies shown in the table below. The Company remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

CONCENTRATION OF REINSURANCE AT DECEMBER 31, 2005

	Reported Claims	Unreported Claims	Reinsurer Balances
General Reinsurance	$7,483,950	$6,408,794	$13,892,744
TIG Reinsurance Group	312,612	350,000	662,612
Mutual Assurance	27,901	297,487	325,388
National Reinsurance Corporation	152,039		152,039
North Star Reinsurance Corp.	37,671	112,587	150,258
Swiss American Reinsurance Corporation	28,220	78,477	106,697
	$8,042,393	$7,247,345	$15,289,738

The following is a summary of the net effect of reinsurance activity on the consolidated financial statements for each of the years ended December 31:

	2005	2004	2003
Losses and loss adjustment expenses incurred (recovered):
Direct	(2,092,123)	1,159,439	4,941,702
Assumed	176,880	192,102	137,376
Ceded	(1,749,589)	(908,257)	(412,054)
Net losses and loss adjustment expense (recovery)	(3,664,832)	443,284	4,667,024

11.	RESERVES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES:

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

	2005	2004	2003
Balance at January 1	$55,994,375	$60,863,884	$52,703,113
Less reinsurance recoverable	(17,302,699)	(17,490,157)	(7,780,432)
Net balance at January 1	38,691,676	43,373,727	44,922,681
Incurred loss and loss adjustment expenses (recoveries) for prior accident year claims	(3,664,832)	443,284	4,667,024
Payments for claims occurring during prior accident years	(4,237,938)	(5,125,335)	(6,215,978)
Net change for the year	(7,902,770)	(4,682,051)	(1,548,954)
Net balance at December 31	30,788,906	38,691,676	43,373,727
Plus reinsurance recoverable	15,858,000	17,302,699	17,490,157
Balance at December 31	$46,646,906	$55,994,375	$60,863,884

In 2005 Physicians reported positive development of $3.2 million in its medical professional line of business. Citation’s property and casualty line reported positive development of $1.8 million offset by adverse development in its workers’ compensation line of $1.3 million. In 2004, Physicians reported positive development of $489,000 in its medical professional line of business. Citation’s property and casualty line of business also reported positive development in 2004 of $254,000 but reported $1.2 million in adverse development in its workers’ compensation line of business.

In 1997, Citation ceded its workers’ compensation business to Fremont Indemnity Company (“Fremont”). However, in July 2003, Fremont was placed in liquidation and as a result Citation recorded a provision of $7.5 million of reinsurance recoverable from Fremont, which is included in incurred loss and loss adjustment expenses for the year ended December 31, 2003. In addition, during 2003, Citation also recorded adverse development in its property and casualty business of $3.9 million. The $11.4 million in negative development in Citation was offset by $6.7 million of positive development within Physicians’ medical professional liability loss reserves, reduced after actuarial analysis concluded that Physicians’ reserves against claims were significantly greater than the actuary’s projections of future claims payments.

12.	EMPLOYEE BENEFITS, COMPENSATION AND INCENTIVE PLAN:

For the year ended December 31, 2005, the Company accrued $8.4 million in incentive awards payable to certain members of management in accordance with the provisions of the Company’s bonus plan which, if certain thresholds are attained, is calculated based on growth in book value per share of the Company.  In addition, $2.8 million in incentive awards were recorded for certain members of Vidler’s management based on the combined net income of Vidler and Nevada Land and Resource Company in accordance with the related bonus plan.

PICO maintains a 401(k) defined contribution plan covering substantially all employees of the Company.  Matching contributions are based on a percentage of employee compensation. In addition, the Company may make a discretionary profit sharing contribution at the end of the Plan’s fiscal year within limits established by the Employee Retirement Income Securities Act. Total contribution expense for the years ended December 31, 2005, 2004 and 2003 was $384,000, $397,000 and $427,000, respectively.

13.	REGULATORY MATTERS:

The regulations of the Departments of Insurance in the states where the Company’s insurance subsidiaries are domiciled generally restrict the ability of insurance companies to pay dividends or make other distributions. Based upon statutory financial statements filed with the insurance departments as of December 31, 2005, $6.5 million was available for distribution by the Company’s wholly-owned insurance subsidiaries to the parent company without the prior approval of the Department of Insurance in the states in which the Company’s insurance subsidiaries are domiciled. At December 31, 2005, the total statutory surplus in these insurance companies was $82.8 million and apart from the $6.5 million noted above, was unavailable for distribution without Department of Insurance approval.

14.	COMMITMENTS AND CONTINGENCIES:

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through October 2009. Rent expense for the years ended December 31, 2005, 2004 and 2003 for office space was $958,000, $959,000 and $323,000, respectively.

Vidler is party to a lease to acquire 30,000 acre-feet of underground water storage privileges and associated rights to recharge and recover water located near the California Aqueduct, northwest of Bakersfield. The agreement requires a minimum payment of $401,000 per year adjusted annually by the engineering price index until 2007. PICO signed a Limited Guarantee agreement with Semitropic Water Storage District (“Semitropic”) that requires PICO to guarantee Vidler’s annual obligation up to $519,000, adjusted annually by the engineering price index.

Future minimum payments under all operating leases for the years ending December 31, are as follows:

Year
2006	$1,464,331
2007	1,351,073
2008	862,634
2009	546,819
2010	205,721
Thereafter	3,124,420
Total	$7,554,998

Not included in the table above is an $11.8 million commitment Vidler made for capital expenditures related to the proposed construction of a pipeline to convey water from the Fish Springs Ranch in northern Nevada to Reno, Nevada.

The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

15.	RELATED-PARTY TRANSACTIONS:

On September 21, 2005, the Compensation Committee approved new Employment Agreements for Ronald Langley, Chairman, and John R. Hart, President and CEO, to take effect January 1, 2006 and to expire on December 31, 2010. These Employment Agreements replaced the current Employment Agreements, which the Company entered into with Mr. Langley and Mr. Hart on January 1, 2002 which expired on December 31, 2005.

Each Employment Agreement provides for an annual salary of $1.1 million and an annual incentive award based on the growth of the Company’s book value per share, adjusted for any impact on book value by 7/8 of all stock appreciation rights-related expenses, net of tax, during the fiscal year above a threshold. Incentive awards of 5% of the increase in book value is earned when the Company’s percentage increase in book value per share as adjusted for a given fiscal year exceeds the threshold of 80% of the S&P 500 annualized total return for the five previous calendar years, including the given fiscal year.

The growth in book value per share exceeded the threshold each year in the three years ended December 31, 2005 and an award was accrued in the accompanying consolidated financial statements for PICO’s President and its Chairman of $5.9 million, $1.2 million, and $935,000, respectively.

In March 2000, an investment partnership registered as PICO Equity Investors, L.P. acquired 3,333,333 shares of PICO stock for approximately $50 million. PICO Equity Investors, an entity managed by PICO Equity Investors Management, LLC, which is owned by three of PICO’s current Directors, including the Chairman, and its president and chief executive officer, will exercise all voting and investment decisions with respect to these shares for up to 10 years. There is no monetary compensation for the management of either partnership. PICO used the $49.8 million net proceeds to develop existing water and water storage assets, acquire additional water assets, acquire investments, and for general working capital needs.

On March 6, 1996, Charles E. Bancroft, the President and Chief Executive Officer of Sequoia, entered into an incentive agreement with Sequoia after its acquisition by Physicians. Under the terms of this incentive agreement, Mr. Bancroft was to receive a payment equal to ten percent of the increase in Sequoia’s value upon his retirement, removal from office for reasons other than cause, or the sale of Sequoia to a third party. The Company recorded compensation expense related to this arrangement of $105,000 in 2003. The total accrued balance payable of $1.3 million was paid upon completion of the sale of Sequoia, which closed on March 31, 2003.

The Company entered into agreements with its president and chief executive officer, and certain other officers and Directors, to defer compensation into Rabbi Trust accounts held in the name of the Company. The total value of the Rabbi Trusts of $42.7 million, of which $1.3 million represents PICO stock with the balance in various stocks and bonds, is included in the Company’s consolidated balance sheets. Within these accounts the following officers and Directors are the beneficiaries of the following number of PICO shares: John Hart owns 19,940 PICO shares, Dr. Richard Ruppert owns 2,505 PICO shares, John Weil owns 8,084 PICO shares, Robert Broadbent, (retired from the Board on August 1, 2005) owns 8,183 PICO shares, and Carlos Campbell owns 2,644 PICO shares. The trustee for the accounts is Huntington National Bank. The accounts are subject to the claims of outside creditors, and any PICO stock held in the accounts is reported as treasury stock in the consolidated financial statements.

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

The Company and its wholly-owned insurance subsidiaries’ policyholders’ surplus and net income (loss) as of and for the years ended December 31, 2005, 2004 and 2003 on the statutory accounting basis are as follows:

	2005	2004	2003
Physicians Insurance Company of Ohio:	(Unaudited)
Policyholders' surplus	$57,409,969	$43,255,603	$45,778,599
Statutory net income	$6,514,608	$9,628,569	$7,659,200
Citation Insurance Company:
Policyholders' surplus	$25,401,061	$19,293,135	$14,303,039
Statutory net income (loss)	$1,655,790	$562,129	$(7,589,951)

17.	SEGMENT REPORTING:

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

Currently the major businesses that constitute operating and reportable segments are owning and developing water resources and water storage operations through Vidler Water Company, Inc.; owning and developing land and the related mineral rights and water rights through Nevada Land & Resource Company, LLC; “running off” the property and casualty and workers’ compensation loss reserves of Citation Insurance Company and the medical professional liability loss reserves of Physicians Insurance Company of Ohio; developing and providing ticker plant technologies and services to the financial markets through HyperFeed Technologies, Inc.; and the acquisition and financing of businesses.

Segment performance is measured by revenues and segment profit before tax. In addition, assets identifiable with segments are disclosed as well as capital expenditures, and depreciation and amortization. The Company has operations and investments both in the U.S. and abroad. Information by geographic region is also similarly disclosed.

Water Resources and Water Storage

Vidler is engaged in the following water resources and water storage activities:
•	acquiring water rights, redirecting the water to its highest and best use, and then generating cash flow from either leasing the water or selling the right;
•	development of storage and distribution infrastructure; and
•	purchase and storage of water for resale in dry years.

Land and Related Mineral Rights and Water Rights

PICO is engaged in land and related mineral rights and water rights operations through its subsidiary Nevada Land. Nevada Land owns approximately 767,000 acres of land and related mineral and water rights in northern Nevada. Revenue is generated by land sales, land exchanges and leasing for grazing, agricultural and other uses. Revenue is also generated from the development of water rights and mineral rights in the form of outright sales and royalty agreements.

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

HyperFeed Technologies, Inc.

HyperFeed is a developer and provider of software, ticker plant technologies and managed services to the financial markets industry. PICO owns approximately 80% of the outstanding voting stock of HyperFeed.

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

Segment information by major operating segment follows:

	Land and Related Mineral Rights and Water Rights	Water Rights and Water Storage	Insurance Operations in Run Off	Business Acquisitions & Finance	HyperFeed	Consolidated
2005:
Revenues	$21,811,469	$106,448,584	$8,108,639	$5,743,002	$4,270,915	$146,382,609
Income (loss) before income taxes	12,038,040	56,211,819	10,539,533	(38,463,986)	(7,409,674)	32,915,732
Identifiable assets	66,513,641	86,353,051	156,366,749	127,980,663	4,615,518	441,829,622
Net investment income	1,010,194	1,177,078	3,051,278	2,956,623	1,297	8,196,470
Interest expense		269,954		391,360	30,845	692,159
Depreciation and amortization	81,228	1,172,974	11,276	78,892	1,959,002	3,303,372
Capital expenditures	5,947	4,658,969		122,753	1,779,446	6,567,115

2004:
Revenues	$11,559,905	$1,963,943	$5,747,244	$2,851,629	$6,004,115	$28,126,836
Income (loss) before income taxes	5,290,153	(5,701,110)	4,059,818	(15,156,217)	(5,389,580)	(16,896,936)
Identifiable assets	47,391,982	83,533,742	131,824,847	87,905,906	3,974,546	354,631,023
Net investment income	465,606	470,667	2,765,372	2,088,285	9,427	5,799,357
Interest expense		402,706		385,219	4,151	792,076
Depreciation and amortization	90,757	1,183,829	15,526	108,978	711,163	2,110,253
Capital expenditures	25,536	2,976,546	23,267	122,753	1,746,429	4,894,531

2003:
Revenues	$5,889,560	$16,815,624	$3,244,748	$5,548,563	$1,380,099	$32,878,594
Income (loss) before income taxes	2,004,626	(543,146)	(2,902,354)	(8,111,741)	(4,225,851)	(13,778,466)
Identifiable assets	46,267,828	88,134,979	118,351,511	68,278,691	9,864,258	330,897,267
Net investment income	503,129	79,613	2,679,658	2,091,530	16,174	5,370,104
Interest expense		430,786		282,285	8,251	721,322
Depreciation and amortization	82,344	1,020,341	22,551	63,511	591,772	1,780,519
Capital expenditures	44,496	2,447,180	3,577	77,186	232,961	2,805,400

Segment information by geographic region follows:

	United States	Europe	Consolidated
2005
Revenues	$143,166,274	$3,216,335	$146,382,609
Income before income taxes	32,119,765	795,967	32,915,732
Identifiable assets	356,663,916	85,165,706	441,829,622
Net investment income	6,764,018	1,432,452	8,196,470
Interest expense	300,799	391,360	692,159
Depreciation and amortization	3,303,372		3,303,372
Capital expenditures	6,567,115		6,567,115

2004
Revenues	$27,616,915	$509,921	$28,126,836
Loss before income taxes	(15,623,800)	(1,273,136)	(16,896,936)
Identifiable assets	285,687,909	68,943,114	354,631,023
Net investment income	4,475,589	1,323,768	5,799,357
Interest expense	406,857	385,219	792,076
Depreciation and amortization	2,110,253		2,110,253
Capital expenditures	4,894,531		4,894,531

2003
Revenues	$32,722,396	$156,198	$32,878,594
Loss before income taxes	(12,548,084)	(1,230,382)	(13,778,466)
Identifiable assets	285,378,620	45,518,647	330,897,267
Net investment income	4,281,653	1,088,451	5,370,104
Interest expense	439,037	282,285	721,322
Depreciation and amortization	1,780,519		1,780,519
Capital expenditures	2,805,400		2,805,400

18.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

	December 31, 2005		December 31, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed maturities	$92,813,137	$92,813,137	$39,479,216	$39,479,216
Equity securities	194,633,197	194,633,197	142,978,213	142,978,213
Cash and cash equivalents	37,794,416	37,794,416	17,407,138	17,407,138
Financial liabilities:
Bank and other borrowings	12,334,868	12,334,868	18,020,559	18,020,559

19.	BANK AND OTHER BORROWINGS:

At December 31, 2005 borrowings consisted primarily of notes used to finance the purchase of equity securities in Switzerland. During 2005, the notes payable incurred on land acquisition in Vidler were paid off in conjunction with the sale of real estate and water assets in Arizona. The weighted average interest rate on the outstanding borrowings was approximately 3.5% at December 31, 2005, with principal and interest due throughout the term. At December 31, 2004, bank and other borrowings consisted of loans and promissory notes incurred to finance the purchase of land in Vidler and equity securities in Switzerland. The weighted average interest rate on these borrowings was approximately 4.1% at December 31, 2004, with principal and interest due throughout the term.

	2005	2004
3.27%-3.32% (2.74% in 2004) Swiss loans	$11,796,940	$13,602,457
7.25% (5.25% in 2004) Demand notes	500,000	465,000
7% - 8% Notes due:
2005 - 2006	37,928	73,293
8.5% Notes due:
2005 and 2004		240,511
2006 - 2009		2,660,293
2010 - 2019		652,671
9% -10% Notes due:
2005		73,793
2006 - 2008		252,541
	$12,334,868	$18,020,559

PICO’s subsidiary, Global Equity AG, has a loan facility with a Swiss bank for a maximum of $11.8 million (15.5 million CHF), $13.6 million (15.5 million CHF) at December 31, 2004. At December 31, 2005, the Company had borrowed $11.8 million, $9.5 million due to mature in May 2006 and $2.3 million due to mature in August 2006. The borrowing is based on a margin not to exceed 30% of the securities deposited with the bank. It is anticipated the Company will refinance the loan facility when it becomes due. The actual amount available is dependent on the value of the collateral held after a safety margin established by the bank. It may be used as an overdraft or for payment obligations arising from securities transactions.

The Company’s future minimum principal repayments for the years ending December 31 are as follows:

2006	$12,334,868
2007
2008
2009
2010
Thereafter
Total	$12,334,868

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There were no changes in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Deloitte & Touche LLP, an independent registered public accounting firm, audits the Company's consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an objective, independent opinion on the Company’s financial statements.

The board of directors of the Company has an Audit Committee composed of three independent directors. The committee meets periodically with financial management and Deloitte & Touche LLP to review accounting, control, auditing and financial reporting matters.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of company management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control-Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2005. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PICO Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that PICO Holdings, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Diego, California
March 9, 2006

ITEM 9A.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors will be set forth in the section headed “Election of Directors” in our definitive proxy statement with respect to our 2006 annual meeting of shareholders, to be filed on or before April 30, 2006 and is incorporated herein by reference. The information required by this item regarding the Company’s code of ethics will be set forth in the section headed “Code Of Ethics” in our definitive 2006 proxy statement and is incorporated herein by reference. Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive Compensation” in our 2006 definitive proxy statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our 2006 definitive proxy statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be set forth in the section headed “Certain Relationships and Related Transactions” and “Compensation Committee, Interlocks and Insider Participation” in our definitive 2006 proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the section headed “Fees Paid to Deloitte & Touche LLP” in our definitive 2006 proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

1.	Financial Statements.

2.	Financial Statement Schedules.

3.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of PICO.(1)
3.2	Amended and Restated By-laws of PICO. (2)
10.1	PICO Holdings, Inc. 2005 Long-Term Incentive Plan.(3)
10.4	Bonus Plan of Dorothy A. Timian-Palmer.(5)
10.5	Bonus Plan of Stephen D. Hartman.(5)
10.7	Employment Agreement of Ronald Langley.(4)
10.8	Employment Agreement of John R. Hart.(4)
21.1	Subsidiaries of PICO
23.1	Consent of Independent Registered Accounting Firm - Deloitte & Touche LLP.
23.2	Consent of Independent Registered Accounting Firm - KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to exhibit of same number filed with Form 8-K dated December 4, 1996.
(2)	Filed as Appendix to the prospectus in Part I of Registration Statement on Form S-4 (File No. 333-06671).
(3)	Incorporated by reference to Proxy Statement for Special Meeting of Shareholders on December 8, 2005, dated November 8, 2005, and filed with the SEC on November 8, 2005.
(4)	Incorporated by reference to exhibit of same number filed with Form 10-Q for the quarterly period ended September 30, 2005.
(5)	Incorporated by reference to Form 8-K filed with the SEC on February 25, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PICO Holdings, Inc.

We have audited the consolidated financial statements of PICO Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 9, 2006; such reports are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedules of the Company listed in Item 15.  These consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

San Diego, California
March 9, 2006

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$9,993,387	$9,291,851
Investments in subsidiaries (eliminated in consolidation)	279,054,059	205,073,285
Equity securities and other investments	54,835,786	11,967,876
Deferred income taxes	11,315,901	7,188,824
Other assets (Intercompany receivable of $0 in 2005, and $32.3 million in 2004 eliminated in consolidation)	2,973,165	33,434,215
Total assets	$358,172,298	$266,956,051

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expense and other liabilities (Intercompany payable of $283,000 in 2005, and $0 in 2004 eliminated in consolidation)	$57,297,341	$27,026,753

Common stock, $.001 par value, authorized 100,000,000 shares: issued 17,706,923 at December 31, 2005 and 16,801,923 at December 31, 2005	17,707	16,802
Additional paid-in capital	257,466,412	236,089,222
Accumulated other comprehensive income	60,092,462	36,725,700
Retained earnings	61,725,860	45,524,219
	379,302,441	318,355,943
Less treasury stock, at cost (2005: 4,435,483 shares and 2004: 4,435,444 shares)	(78,427,484)	(78,426,645)
Total shareholders' equity	300,874,957	239,929,298
Total liabilities and shareholders' equity	$358,172,298	$266,956,051

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company's Form 10-K

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2005	2004	2003
Investment income, net (Intercompany interest of $2.8 million in 2005, $3.1 million in 2004, and $3.2 million in 2003 eliminated in consolidation)	$4,659,888	$5,484,542	$6,417,240
Equity in loss of subsidiaries	39,424,867	(2,135,617)	(8,528,754)
Total revenues (charges)	44,084,755	3,348,925	(2,111,514)
Expenses (Intercompany interest of $1.4 million in 2005, $1.1 million in 2004, and $1.7 million in 2003 eliminated in consolidation)	39,991,535	18,639,014	15,017,239
Income (loss) from continuing operations before income taxes	4,093,220	(15,290,089)	(17,128,753)
Benefit for income taxes	(12,071,169)	(4,653,685)	(3,392,527)
Income (loss) before cumulative effect	16,164,389	(10,636,404)	(13,736,226)
Income from discontinued operations, net	37,252	77,720	10,498,414
Cumulative effect of accounting change, net
Net income (loss)	$16,201,641	$(10,558,684)	$(3,237,812)

CONDENSED STATEMENTS OF CASH FLOWS
Cash flow from operating activities:	2005	2004	2003
Net income (loss)	$16,201,641	$(10,558,684)	$(3,237,812)
Adjustments to reconcile net income (loss) to net cash used or provided by operating activities:
Equity in loss of subsidiaries	(39,424,867)	2,135,617	8,528,754
Income from discontinued operations, net	(37,252)	(77,720)	(10,498,414)
Cumulative effect of accounting change, net			-
Changes in assets and liabilities:
Accrued expenses and other liabilities	30,270,588	9,739,501	8,685,843
Other assets	26,420,985	6,638,581	(3,094,770)
Net cash provided by (used in) operating activities	33,431,095	7,877,295	383,601

Cash flow from investing activities:
Proceeds from sale of investments	7,731,833	10,988,612	8,539,180
Proceeds from maturities of investments	4,860,000		18,673,000
Purchases of proerty and equipment	(87,012)
Purchase of investments (Intercompany purchases of $39.2 million eliminated in consolidation, none in 2004 or 2003)	(66,611,636)	(16,105,426)	(34,296,877)
Net cash used in investing activities	(54,106,815)	(5,116,814)	(7,084,697)

Cash flow from financing activities:
Proceeds from stock offering, net	21,378,095
Other		6,519
Purchase of treasury shares for deferred compensation plans	(839)	(121,235)	(83,218)
Net cash provided by (used in) financing activities	21,377,256	(114,716)	(83,218)

Increase (decrease) in cash and cash equivalents	701,536	2,645,765	(6,784,314)
Cash and cash equivalents, beginning of year	9,291,851	6,646,086	13,430,400
Cash and cash equivalents, end of year	$9,993,387	$9,291,851	$6,646,086

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Form 10-K

SCHEDULE II

PICO HOLDINGS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions (1)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Year-end December 31, 2005:
Allowance for doubtful accounts	$358,917	17,278		$376,195
Year-end December 31, 2004:
Allowance for doubtful accounts	$2,450,604	308,917	$(2,400,604)	$358,917
Year-end December 31, 2003:
Allowance for doubtful accounts	$2,500,604	420,000	$(470,000)	$2,450,604

(1) Includes $150,000 in 2003 from the consolidation of HyperFeed.

SCHEDULE V

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)
Year Ended December 31, 2005

	Losses, Claims and Loss Expense Reserves	Net Investment Income	Losses and Loss Expenses	Other Operating Expenses
Medical professional liability	$12,844	$2,016	$(3,155)	$635

Property and casualty and workers' compensation	33,803	1,035	(510)	599

Total medical professional liability and property and casualty and workers' compensation	46,647	3,051	(3,665)	1,234

Other operations		5,145		115,898

Total continuing	$46,647	$8,196	$(3,665)	$117,132

SCHEDULE V

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)
Year Ended December 31, 2004

	Losses, Claims and Loss Expense Reserves	Net Investment Income	Losses and Loss Expenses	Other Operating Expenses
Medical professional liability	$19,593	$3,656	$(489)	$728

Property and casualty and workers' compensation	36,401	2,092	932	516

Total medical professional liability and property and casualty and workers' compensation	55,994	5,748	443	1,244

Other operations		51		43,337

Total continuing	$55,994	$5,799	$443	$44,581

SCHEDULE V

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)
Year Ended December 31, 2003

	Losses, Claims and Loss Expense Reserves	Net Investment Income	Losses and Loss Expenses	Other Operating Expenses
Medical professional liability	$23,626	$1,353	$(6,753)	$876

Property and casualty and workers' compensation	37,238	1,327	11,420	604

Total medical professional liability and property and casualty and workers' compensation	60,864	2,680	4,667	1,480

Other operations		2,690		39,945

Total continuing	$60,864	$5,370	$4,667	$41,425

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2006
PICO Holdings, Inc.

By:	/s/ John R. Hart
John R. Hart
Chief Executive Officer
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 10, 2006 by the following persons in the capacities indicated.

/s/ Ronald Langley	Chairman of the Board
Ronald Langley

/s/ John R. Hart	Chief Executive Officer, President and Director
John R. Hart	(Principal Executive Officer)

/s/ Maxim C. W. Webb	Chief Financial Officer and Treasurer
Maxim C. W. Webb	(Chief Accounting Officer)

/s/ S. Walter Foulkrod, III, Esq.	Director
S. Walter Foulkrod, III, Esq.

/s/ Richard D. Ruppert, MD	Director
Richard D. Ruppert, MD

/s/ Carlos C. Campbell	Director
Carlos C. Campbell

/s/ Kenneth J. Slepicka	Director
Kenneth J. Slepicka

/s/ John D. Weil	Director
John D. Weil

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of PICO.(1)
3.2	Amended and Restated By-laws of PICO. (2)
10.1	PICO Holdings, Inc. 2005 Long-Term Incentive Plan.(3)
10.4	Bonus Plan of Dorothy A. Timian-Palmer.(5)
10.5	Bonus Plan of Stephen D. Hartman.(5)
10.7	Employment Agreement of Ronald Langley.(4)
10.8	Employment Agreement of John R. Hart.(4)
21.1	Subsidiaries of PICO
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to exhibit of same number filed with Form 8-K dated December 4, 1996.
(2)	Filed as Appendix to the prospectus in Part I of Registration Statement on Form S-4 (File No. 333-06671).
(3)	Incorporated by reference to Proxy Statement for Special Meeting of Shareholders on December 8, 2005, dated November 8, 2005, and filed with the SEC on November 8, 2005.
(4)	Incorporated by reference to exhibit of same number filed with Form 10-Q for the quarterly period ended September 30, 2005.
(5)	Incorporated by reference to Form 8-K filed with the SEC on February 25, 2005.