Form 10-Q
period 2006-03-31
PICO HOLDINGS INC /NEW
filed 2006-05-09
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 0-18786

PICO HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2723335 (I.R.S. Employer Identification No.)

875 Prospect Street, Suite 301
La Jolla, California 92037
(858) 456-6022

(Address and telephone number of principal executive offices)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. . Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 13,271,440 as of March 31, 2006, excluding 3,228,300 shares of common stock held by the registrant’s subsidiaries.

PICO HOLDINGS, INC.

FORM 10-Q
For the Three Months Ended March 31, 2006
TABLE OF CONTENTS

Part I: Financial Information                                                                                                            Page Number

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Investments	$ 242,885,636	$ 287,446,334
Cash and cash equivalents	53,716,432	37,794,416
Notes and other receivables, net	28,058,356	14,692,888
Reinsurance receivables	15,935,177	16,186,105
Real estate and water assets, net	81,170,704	76,891,435
Property and equipment, net	1,559,307	1,572,492
Other assets	7,097,494	7,188,858
Other assets - Discontinued Operations	57,094	57,094
Total assets	$ 430,480,200	$ 441,829,622

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$ 45,607,573	$ 46,646,906
Reinsurance balance payable	316,829	325,081
Deferred compensation	46,575,754	42,737,293
Bank and other borrowings	11,928,078	12,334,868
Deferred income taxes	12,219,278	17,239,062
Other liabilities	10,052,599	20,039,392
Other liabilities - Discontinued Operations	489,613	533,548
Total liabilities	127,189,724	139,856,150
Minority interest	1,086,056	1,098,515
Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
17,706,923 issued in 2006 and 2005	17,707	17,707
Additional paid-in capital	257,466,412	257,466,412
Retained earnings	68,944,061	61,725,860
Accumulated other comprehensive income	54,203,724	60,092,462
Treasury stock, at cost (common shares: 4,435,483 in 2006 and 2005)	(78,427,484)	(78,427,484)
Total shareholders' equity	302,204,420	300,874,957
Total liabilities and shareholders' equity	$ 430,480,200	$ 441,829,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2006	2005
Revenues:
Net investment income	$ 2,072,476	$ 1,190,132
Net realized gain on investments	14,685,947	3,479,951
Sale of real estate and water assets	1,256,335	2,154,080
Rents, royalties and lease income	186,855	294,184
Service revenue	998,484	889,054
Other	45,176	108,772
Total revenues	19,245,273	8,116,173
Costs and Expenses:
Operating and other costs	7,121,180	7,185,428
Stock appreciation rights expense		9,878,347
Cost of real estate and water assets sold	379,886	742,048
Cost of service revenue	446,732	283,243
Depreciation and amortization	473,893	565,461
Interest	99,538	235,234
Total costs and expenses	8,521,229	18,889,761
Income (loss) before income taxes and minority interest	10,724,044	(10,773,588)
Expense (benefit) for income taxes	3,683,302	(3,001,172)
Income (loss) before minority interest	7,040,742	(7,772,416)
Minority interest in loss of subsidiaries	12,459	831,667
Income (loss) from continuing operations	7,053,201	(6,940,749)
Income (loss) from discontinued operations, net of tax	165,000	(22,599)
Net income (loss)	$ 7,218,201	$ (6,963,348)

Net income (loss) per common share - basic and diluted:
Income (loss) from continuing operations	$ 0.53	$ (0.56)
Discontinued operations	0.01
Net income (loss) per common share	$ 0.54	$ (0.56)
Weighted average shares outstanding	13,271,440	12,366,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net cash used in operating activities	$ (15,833,591)	$ (3,833,844)
Net cash provided by (used in) discontinued operations	(43,935)	157,185
	(15,877,526)	(3,676,659)
INVESTING ACTIVITIES:
Purchases of available for sale investments	(8,376,341)	(5,373,462)
Proceeds from sale of available for sale investments	17,705,434	5,822,036
Proceeds from maturity of available for sale investments	26,217,857	605,000
Real estate and water asset capital expenditure	(2,389,307)
Purchases of property and equipment	(203,573)	(368,743)
Capitalized software costs	(417,894)	(338,980)
Net cash provided by investing activities	32,536,176	345,851
FINANCING ACTIVITIES:
Repayments of debt	(500,000)	(42,874)
Proceeds from exercise of stock options (HyperFeed)	1,728	1,428
Proceeds from borrowings		35,000
Purchase of treasury stock for deferred compensation plans		(839)
Net cash used in financing activities	(498,272)	(7,285)

Effect of exchange rate changes on cash	(238,362)	1,195,152

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,922,016	(2,142,941)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,794,416	17,407,138

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 53,716,432	$ 15,264,197

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest:	$ 99,422	$ 155,884
Cash paid for taxes:	$ 2,053,000	$ 1,132,311

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

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

The preparation of condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of the carrying value of real estate and water assets, investments, unpaid losses and loss adjustment expenses, deferred income taxes, accounts and loans receivable, and contingent liabilities. While management believes that the carrying values of such assets and liabilities are appropriate as of March 31, 2006 and December 31, 2005, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation

On January 1, 2006, PICO adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as PICO formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statement of income.

PICO adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). However, as PICO had no unvested stock options outstanding during the three months ended March 31, 2006, the adoption of SFAS 123R had no impact on the accompanying condensed consolidated financial statements.

Similarly, because PICO had no stock options outstanding during the three months ended March 31, 2005, there was no difference between reported net loss and pro forma net loss (as required to be disclosed under SFAS No. 123) for that period.

Stock-Based Plans Outstanding

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

As of March 31, 2006 2,185,965 stock-settled SARs were issued to various employees and non-employee directors of the Company with a strike price of $33.76. The awards are fully vested and exercisable at anytime.

In the three months ended March 31, 2005 there is compensation expense recorded for the cash settled SARs issued from the 2003 cash-settled SAR Plan. Compensation cost was measured at March 31, 2005 as the amount by which the quoted market price of PICO stock exceeded the exercise price. Changes in the quoted market price were reflected as an adjustment to the accrued compensation obligation and compensation expense in the Company’s consolidated financial statements. The Company recorded compensation expense of $9.9 million for the three months ended March 31, 2005 representing the difference between the exercise price of the vested SARs and the market value of PICO stock at the end of the reporting period. The cash liability for the accrued benefit was transferred to Rabbi Trust accounts in September 2005 leaving no accrued stock appreciation rights payable and increasing deferred compensation in the accompanying consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

     SFAS 153 - In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An amendment of APB 29, Accounting for Nonmonetary Transactions” (SFAS 153). This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement was effective beginning in the first quarter of 2006. The adoption of SFAS 153 did not have a material impact on PICO’s financial statements.

SFAS 154 - In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective applications to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this Statement requires that a change in depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This new accounting standard was effective January 1, 2006. The adoption of SFAS 154 had no impact on PICO’s financial statements.

SFAS 155 - In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard is effective January 1, 2007. The adoption of SFAS 155 is not expected to have an impact on PICO’s financial statements.

2. Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents - PICO’s stock-settled stock appreciation rights are common stock equivalents for this purpose - using the treasury method, if dilutive. The number of additional shares is calculated by assuming that the common stock equivalents were exercised, and that the proceeds were used to acquire shares of common stock at the average market price during the period.

For the three months ended March 31, 2006 the Company’s stock-settled SAR’s are not included in the diluted per share calculation because they were out-of-the-money and consequently, their effect on earnings per share is anti-dilutive.

During the three months ended March 31, 2005, the Company had cash-settled stock appreciation rights outstanding. The rights were not considered common stock equivalents for purposes of earnings per share because they were not convertible into common shares of the Company when exercised; the benefit was payable in cash. In addition, the Company reported a net loss for the period. Consequently, diluted earnings per share was identical to that of the basic earnings per share.

3. Comprehensive Income

The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

The components of comprehensive income are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2006	2005
Net income (loss)	$ 7,218,201	$ (6,963,348)
Net change in unrealized appreciation (depreciation) on available for sale investments	(5,607,260)	7,663,942
Net change in foreign currency translation	(281,478)	(183,958)
Total comprehensive income	$ 1,329,463	$ 516,636

 Total comprehensive income is net of deferred income tax benefit of $5.1 million for the three months ended March 31, 2006 and a deferred income tax charge of $1.9 million for the three months ended March 31, 2005.

The components of accumulated other comprehensive income:

	March 31,	December 31,
	2006	2005
Unrealized appreciation on available for sale investments	$ 60,517,152	$ 66,124,412
Foreign currency translation	(6,313,428)	(6,031,950)
Accumulated other comprehensive income	$ 54,203,724	$ 60,092,462

Accumulated other comprehensive income is net of deferred income tax liabilities of $27.8 million and $32.7 million at March 31, 2006 and December 31, 2005, respectively.

4. Commitments and Contingencies

During the first quarter of 2006, the Company entered into a Secured Convertible Promissory Note Agreement (“Note”) with its 80%-owned consolidated subsidiary, HyperFeed Technologies, Inc. (“HyperFeed”). The maximum borrowing under the note is $10 million and interest accrues at prime plus 2.75%. The exercise price of the conversion right is the lesser of $1.05 or 80% of the 5 day average at the exercise date. The Company can elect to convert all or any part of the principal and interest outstanding into common stock of HyperFeed at any time. At March 31, 2006 HyperFeed had borrowed $4.2 million. The intercompany note and related interest are eliminated in consolidation.

The Company is subject to various litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

    5. Segment Reporting

PICO Holdings, Inc. is a diversified holding company engaged in five major operating segments: Water Resource and Water Storage Operations, Real Estate Operations in Nevada, Business Acquisitions and Financing, Insurance Operations in Run Off, and HyperFeed Technologies, Inc.

The accounting policies of the reportable segments are the same as those described in the Company’s 2005 Annual Report on Form 10-K. Management analyzes segments using the following information:

Segment assets:

	At March 31, 2006	At December 31, 2005
Total Assets:
Water Resource and Water Storage Operations	81,898,562	$ 86,353,051
Real Estate Operations in Nevada	64,724,607	66,513,641
Business Acquisitions and Financing	125,353,956	127,980,663
Insurance Operations in Run Off	153,433,222	156,366,749
HyperFeed Technologies, Inc.	5,069,853	4,615,518
	$ 430,480,200	$ 441,829,622

Segment revenues and income (loss) before taxes and minority interest for the first quarter of 2006 and 2005 were:

	Three Months Ended March 31,
	2006	2005
Revenues:
Water Resource and Water Storage Operations	$ 308,296	$ 407,188
Real Estate Operations in Nevada	1,765,332	2,367,392
Business Acquisitions and Financing	8,972,688	1,861,534
Insurance Operations in Run Off	7,200,322	2,590,967
HyperFeed Technologies	998,634	889,092
Total Revenues	$19,245,273	$8,116,173

Income (Loss) Before Taxes and Minority Interest:
Water Resource and Water Storage Operations	$(1,178,896)	$(1,518,442)
Real Estate Operations in Nevada	926,854	1,238,603
Business Acquisitions and Financing	6,747,814	(11,047,165)
Insurance Operations in Run Off	6,800,606	2,253,117
HyperFeed Technologies	(2,572,334)	(1,699,701)
Income (Loss) Before Taxes and Minority Interest	$10,724,044	$(10,773,588)

6. Subsequent Event

In May 2006, the Company completed a private placement of 2.6 million shares of newly issued PICO common stock with two institutional investors, for $30 per share. The offering generated $71.4 million in net proceeds which will be used to fund the Fish Springs Ranch pipeline project.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in the report and the Consolidated Financial Statements and Notes thereto in our Annual Report on Form 10-K.

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

Although forward-looking statements in the Form 10-Q represent the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from those discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the heading “Risk Factors” and elsewhere in our 2005 Annual Report on Form 10-K. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to revise or update any forward-looking statement in order to reflect any event or circumstance which may arise after the date of this Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and our 2005 Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors which may affect our business, financial condition, results of operations, and prospects.

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

We have acquired businesses and interests in businesses by the acquisition of private companies, and the purchase of shares in public companies, both directly through participation in financing transactions and through open market purchases. When acquisitions become core operations, we become actively involved in the management and strategic direction of the business.

Our objective is to generate superior long-term growth in shareholders’ equity, as measured by book value per share. We anticipate that PICO’s earnings will fluctuate, and that the results for any one quarter or year are not necessarily indicative of our future performance.

Our business is separated into five major operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations in Nevada;
•	Business Acquisitions and Financing (contains businesses, interests in businesses, and other parent company assets);
•	Insurance Operations in “Run Off”; and
•	HyperFeed Technologies, Inc. (“HyperFeed”).

Currently our major consolidated subsidiaries are:

•	Vidler Water Company, Inc. (“Vidler”), which develops and owns water rights and water storage operations in the southwestern United States, primarily in Nevada and Arizona;
•	Nevada Land and Resource Company, LLC (“Nevada Land”), which owns approximately 753,000 acres of land in Nevada, and the mineral rights and water rights related to the land owned;
•	Physicians Insurance Company of Ohio (“Physicians”), which is running off its medical professional liability insurance loss reserves;
•	Citation Insurance Company (“Citation”), which is running off its historic property and casualty insurance and workers’ compensation loss reserves;
•	Global Equity AG, which holds our interest in Jungfraubahn Holding AG; and
•
HyperFeed, which became a subsidiary in 2003. HyperFeed is a leading provider of ticker plant technologies, data distribution, smart order routing, and managed data services to the financial community.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Shareholders’ Equity
At March 31, 2006, PICO had shareholders’ equity of $302.2 million ($22.77 per share), compared to $300.9 million ($22.67 per share) at December 31, 2005, and $240.4 million ($19.44 per share) at March 31, 2005. Book value per share increased by $0.10, or 0.4%, during the first quarter of 2006.

The $1.4 million increase in shareholders’ equity during the first quarter of 2006 primarily resulted from the quarter’s $7.2 million in net income, partially offset by a $5.6 million net reduction in unrealized appreciation in investments, from $66.1 million at December 31, 2005 to $60.5 million at March 31, 2006.

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

During the first quarter of 2006, PICO recorded comprehensive income of $1.3 million, consisting of the quarter’s $7.2 million in net income, which was partially offset by a $5.6 million net decrease in unrealized appreciation in investments and a foreign currency translation loss of $281,000.

For the first quarter of 2005, PICO recorded comprehensive income of $517,000, principally represented by the $7.7 million net increase in unrealized appreciation in investments, which was partially offset by a foreign currency translation loss of $184,000 and the $7 million net loss.

Net Income (Loss)
For the first quarter of 2006, PICO reported net income of $7.2 million ($0.54 per share), consisting of $7.1 million ($0.53 per share) in income from continuing operations and income from discontinued operations of $165,000 after-tax ($0.01 per share). The $7.1 million net income from continuing operations primarily consisted of $10.7 million in income before taxes and minority interest, partially offset by an income tax provision of $3.7 million.

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

Segment revenues and income (loss) before taxes and minority interest for the first quarter of 2006 and 2005 were:

	Three Months Ended March 31,
	2006	2005
Revenues:
Water Resource and Water Storage Operations	$ 308,000	$ 407,000
Real Estate Operations in Nevada	1,765,000	2,367,000
Business Acquisitions and Financing	8,973,000	1,862,000
Insurance Operations in Run Off	7,200,000	2,591,000
HyperFeed Technologies	999,000	889,000
Total Revenues	$19,245,000	$8,116,000

Income (Loss) Before Taxes and Minority Interest:
Water Resource and Water Storage Operations	$(1,179,000)	$(1,518,000)
Real Estate Operations in Nevada	927,000	1,239,000
Business Acquisitions and Financing	6,747,000	(11,048,000)
Insurance Operations in Run Off	6,801,000	2,253,000
HyperFeed Technologies	(2,572,000)	(1,700,000)
Income (Loss) Before Taxes and Minority Interest	$10,724,000	$(10,774,000)

The principal causes of the $11.1 million year over year increase in revenues were:
•	$7.1 million higher revenues in the Business Acquisitions and Financing segment, primarily due to a $6.6 million increase in net realized gains on the sale of investments; and
•	$4.6 million higher revenues in the Insurance Operations in Run Off segment, primarily due to a $4.6 million increase in net realized gains on the sale of investments.

The $21.5 million year over year improvement in income (loss) before taxes and minority interest principally resulted from:
•
a $17.8 million improvement in the Business Acquisitions and Financing segment result, primarily due to a $6.6 million increase in net realized gains on the sale of investments, and the recording of a $9.9 million expense related to Stock Appreciation Rights (“SAR”) in 2005, which did not recur in 2006; and

•	a $4.5 million increase in the Insurance Operations in Run Off segment, primarily due to a $4.6 million increase in net realized gains on the sale of investments

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended March 31,
	2006	2005

Revenues:
Sale of Land and Water Rights	$ 28,000	$152,000
Lease of Water	21,000	19,000
Lease of Agricultural Land	20,000	129,000
Interest	307,000	53,000
Other	(68,000)	54,000
Segment Total Revenues	$308,000	$407,000

Expenses:
Cost of Land and Water Rights Sold	$ (9,000)	$ (72,000)
Depreciation and Amortization	(266,000)	(316,000)
Interest		(129,000)
Project Expenses	(724,000)	(944,000)
Overhead Expenses	(488,000)	(464,000)
Segment Total Expenses	$(1,487,000)	$(1,925,000)
Loss Before Tax	$(1,179,000)	$(1,518,000)

Water Resource and Water Storage Operations are primarily conducted through Vidler Water Company.

Over the past 5 years, several large sales of water rights and land have generated the bulk of Vidler’s revenues. Since the date of closing determines the accounting period in which the sales revenues and gross margin are recorded, Vidler’s reported revenues and income fluctuate from quarter to quarter depending on the date when specific transactions close. Consequently, sales of water rights and land for any individual quarter are not indicative of likely revenues for future quarters or the full financial year.

In the first quarter of 2006, Vidler’s revenues totaled $308,000. The largest revenue item was $307,000 of interest earned from the temporary investment of surplus funds in money market funds and corporate bonds maturing in 2006 and 2007. After operating expenses of $1.5 million, Vidler generated a loss before taxes of $1.2 million for the first quarter of 2006.

In the first quarter of 2005, Vidler’s revenues were $407,000. The largest revenue items were $152,000 from the sale of water rights in Colorado, and $129,000 from the lease of agricultural land. After operating expenses of $1.9 million, Vidler generated a loss before taxes of $1.5 million for the first quarter of 2005.

Revenues decreased $99,000 year over year, primarily due to lower revenues from the sale of land and water rights, and leasing agricultural land. This was partially offset by a $254,000 increase in interest earned, year over year.

Operating expenses decreased by $438,000 year over year. This was principally due to year over year decreases of $220,000 in Project Expenses, and $129,000 in Interest.

Project Expenses were $724,000 in the first quarter of 2006, and $944,000 in the first quarter of 2005. Project Expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees. Project expenses are recorded as expenses as incurred, and could fluctuate from period to period depending on activity regarding Vidler’s various water resource projects. Costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized to the cost of the asset, and amortized against matching revenues once revenues are generated. Project expenses principally relate to:
•	the operation and maintenance of the Vidler Arizona Recharge Facility;
•	the development of water rights in the Tule Desert groundwater basin (part of the Lincoln County agreement);
•	the utilization of water rights at Fish Springs Ranch as future municipal water supply for the north valleys of Reno, Nevada area; and
•	the operation of Fish Springs Ranch, and maintenance of the associated water rights.

Overhead Expenses were $488,000 in the first quarter of 2006, and $464,000 in the first quarter of 2005. Overhead Expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees.

REAL ESTATE OPERATIONS IN NEVADA

	Three Months Ended March 31,
	2006	2005
Revenues:
Sale of Land	$1,228,000	$2,003,000
Lease and Royalty	145,000	145,000
Interest and Other	392,000	219,000
Segment Total Revenues	$1,765,000	$2,367,000

Expenses:
Cost of Land Sales	$ (371,000)	$ (669,000)
Operating Expenses	(467,000)	(459,000)
Segment Total Expenses	$ (838,000)	$(1,128,000)
Income Before Tax	$ 927,000	$1,239,000

Real Estate Operations in Nevada are primarily conducted through Nevada Land and Resource Company, LLC.

Nevada Land recognizes revenue from land sales, and the resulting gross profit or loss, when the sales transactions close. On closing, the entire sales price is recorded as revenue, and a gross margin is recognized depending on the cost basis attributed to the land which was sold. Since the date of closing determines the accounting period in which the sales revenue and gross margin are recorded, Nevada Land’s reported revenues and income fluctuate from period to period, depending on the dates when specific transactions close, and land sales revenues for any individual quarter are not necessarily indicative of likely full-year revenues.

For the first quarter of 2006, segment total revenues were $1.8 million. Nevada Land sold approximately 14,363 acres of land for $1.2 million. The average sales price was $85 per acre, and our average basis in the land sold was $26 per acre. The gross margin on land sales was $857,000, which represents a gross margin percentage of 69.8%. Lease and royalty revenues were $145,000, and interest and other revenues contributed $392,000. After operating expenses of $467,000, Nevada Land generated income of $927,000.

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

The segment result decreased by $312,000 year over year, principally due to a $476,000 lower gross margin from land sales year over year, which was partially offset by a $173,000 increase in interest and other revenues year over year.

BUSINESS ACQUISITIONS AND FINANCING

	Three Months Ended March 31,
	2006	2005

Revenues:
Realized Gains On Sale Of Holdings	$8,157,000	$1,554,000
Investment Income	715,000	260,000
Other	101,000	48,000
Segment Total Revenues	$8,973,000	$1,862,000

Expenses:
SAR		$(9,878,000)
Other	$(2,226,000)	(3,032,000)
Segment Total Expenses	$(2,226,000)	$(12,910,000)
Income (Loss) Before Tax	$6,747,000	$(11,048,000)

This segment contains businesses, interests in businesses, and other parent company assets. Revenues and results in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale of investments, and are not necessarily comparable from year to year.

The largest holding in this segment is Jungfraubahn Holding AG, which has a market value and carrying value of $44.4 million (before taxes) at March 31, 2006.

For the first quarter of 2006, Business Acquisitions and Financing segment revenues were $9 million. Realized gains on the sale of holdings were $8.2 million, primarily represented by gains of $6.8 million on the sale of our holding in Anderson-Tully Company, and $986,000 on the sale of part of our holding in Raetia Energie AG. Investment income was $715,000, and other revenues were $101,000. After segment expenses of $2.2 million, the segment reported income before taxes of $6.7 million for the first quarter of 2006.

Anderson-Tully Company was a timber Real Estate Investment Trust (“REIT”), which owned approximately 325,000 acres of high-quality timberlands in the southeastern United States. During 2003 and 2004, we accumulated almost 10% of Anderson-Tully at an average cost of approximately $242,000 per share. Anderson-Tully was recently acquired for approximately $466,000 per share.

In the first quarter of 2005, Business Acquisitions and Financing segment revenues were $1.9 million. Net realized gains were $1.6 million, including gains of $903,000 from sale of holdings in Raetia Energie AG, $508,000 from the sale of Keweenaw Land Association, Limited, and $294,000 on the sale of two unrelated foreign stocks. The realized gains were partially offset by a $151,000 charge for other-than-temporary impairment of our holding in another foreign stock to reflect the cumulative decline in the market value of the security since its purchase in 2003 through March 31, 2005. Investment income was $260,000, and other revenues were $48,000. After segment expenses of $12.9 million, including SAR expense of $9.9 million, the segment reported a loss before taxes of $11 million for the first quarter of 2005.

The expenses recorded in this segment primarily consist of holding company costs which are not allocated to our other segments, for example, rent for our head office.

Our interests in Swiss public companies are held by Global Equity AG, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity AG’s funding comes from a loan from PICO, which is denominated in Swiss Francs. Under GAAP, we are required to record a benefit (expense) through the statement of operations to reflect fluctuation in the exchange rate between Swiss Francs and the U.S. dollar during the accounting period, although there is no net impact on shareholders’ equity before related tax effects. A benefit of $244,000 was recorded in PICO’s statement of operations in the first quarter of 2006, compared to a $1.2 million expense in the first quarter of 2005

In 2005, segment expenses included those related to the PICO Holdings, Inc. Stock Appreciation Rights (“SAR”) Program. Under the SAR Program, the change in the “in the money” amount (i.e., the difference between the market value of PICO stock and the exercise price of the SAR) of SAR outstanding during each quarter was recorded through the consolidated statement of operations. An increase in the “in the money” amount of SAR (i.e., if the price of PICO stock rises during the quarter) was recorded as an expense. Substantially, all of the 2005 $9.9 million SAR expense resulted from the $5.14 per share increase in the PICO stock price during the first quarter of 2005. The SAR Program was amended in the third quarter of 2005, and the spread value of the SAR outstanding was monetized based on the last sale price of PICO stock on September 21, 2005.

During the fourth quarter of 2005, the Company’s shareholders approved the PICO Holdings, Inc. 2005 Long Term Incentive Plan (“2005 Plan”), and 2,185,965 stock-based SAR, with an exercise price of $33.76, were issued to various of the Company’s officers, employees, and non-employee Directors. When stock-based SAR are exercised, new shares of stock will be issued to the participant to satisfy the spread value of the SAR being exercised. No expense was recorded in the first quarter of 2006 related to the 2005 Plan, as all of the stock-based SAR that have been granted are fully vested.

During the first quarter of 2006, PICO entered into a secured convertible promissory note agreement with our subsidiary, HyperFeed Technologies, Inc. The maximum amount that can be borrowed under the note is $10 million. The principal outstanding on the note was $4.2 million at March 31, 2006. Interest is payable on the outstanding balance at the prime rate plus 2.75%, and PICO has the right to convert all or part of the amount due into HyperFeed common stock. The conversion price is the lower of either $1.05, or 80% of the 5-day moving average price of HyperFeed common stock on the conversion date. In the attached consolidated financial statements, the principal and interest owing from HyperFeed to PICO are eliminated on consolidation.

INSURANCE OPERATIONS IN RUN OFF

	Three Months Ended March 31,
	2006	2005
Revenues:
Investment Income	$ 671,000	$665,000
Realized Investment Gains	6,529,000	1,926,000
Segment Total Revenues	$7,200,000	$2,591,000

Expenses:
Operating and Underwriting Expenses	(399,000)	(338,000)
Segment Total Expenses	$(399,000)	$(338,000)

Income Before Taxes:
Physicians Insurance Company of Ohio	$5,293,000	$2,166,000
Citation Insurance Company	1,508,000	87,000
Segment Income Before Tax	$6,801,000	$2,253,000

This segment consists of Physicians Insurance Company of Ohio and Citation Insurance Company. Both Physicians and Citation are in “run off.” This means that the companies are handling and resolving claims on expired policies, but not writing new business.

Typically, most of the revenues of a “run off” insurance company come from investment income, which is expected to decline over time as fixed-income securities mature or are sold to provide the funds to pay claims and expenses. The Insurance Operations in Run Off segment generated total revenues of $7.2 million in the first quarter of 2006, compared to $2.6 million in the first quarter of 2005. Investment income was $671,000 in the first quarter of 2006, compared to $665,000 in the first quarter of 2005. Realized investment gains were $6.5 million in the first quarter of 2006, compared to $1.9 million in the first quarter of 2005. The 2006 realized gains included $6.1 million from the sale of our holdings in two unrelated domestic stocks, and $385,000 on the sale or partial sale of four unrelated foreign stocks.

Operating and underwriting expenses were $399,000 in the first quarter of 2006, compared to $338,000 in the first quarter of 2005. Consequently, segment income increased from $2.3 million in the first quarter of 2005 to $6.8 million in the first quarter of 2006.

On February 7, 2005, we reported on Schedule 13G that Physicians and Citation own a total of 310,000 common shares of Consolidated-Tomoka Land Co. (Amex: CTO), representing approximately 5.5% of CTO. Consolidated-Tomoka owns approximately 12,000 acres of land in and around Daytona Beach, Florida, and a portfolio of income properties in the southeastern United States. The investment was purchased between September 2002 and February 2004 at a cash cost of $6.5 million, or approximately $20.90 per CTO share. At March 31, 2006, the market value and carrying value of the investment was $19.3 million (before taxes).

Physicians Insurance Company of Ohio
During the first quarter of 2006, Physicians generated total revenues of $5.5 million, including realized gains of $5 million. Operating and underwriting expenses were $205,000, resulting in income before taxes of $5.3 million. During the first quarter of 2005, Physicians generated total revenues of $2.4 million, including realized gains of $1.9 million. Operating and underwriting expenses were $191,000, resulting in income before taxes of $2.2 million.

At March 31, 2006, Physicians’ loss and loss adjustment reserves were $11.7 million, net of reinsurance, compared to $11.9 million at December 31, 2005. Reserves decreased by $113,000 during the quarter due to the payment of losses and loss adjustment expenses. No unusual trends in claims were noted during the quarter.

Physicians Insurance Company of Ohio--Loss And Loss Adjustment Expense Reserves (In Millions)

	March 31, 2006	December 31, 2005
Direct Reserves	$12.7	$12.9
Ceded Reserves	(1.0)	(1.0)
Net Medical Professional Liability Insurance Reserves	$11.7	$11.9

Citation Insurance Company
For the first quarter of 2006, Citation generated revenues of $1.7 million, including realized gains of $1.5 million. After operating and underwriting expenses of $195,000, Citation reported income before taxes of $1.5 million. For the first quarter of 2005, Citation generated revenues of $234,000. After operating and underwriting expenses of $147,000, Citation reported income before taxes of $87,000.

At March 31, 2006, Citation’s claims reserves were $18.3 million, net of reinsurance, consisting of $6.2 million in net property and casualty insurance reserves and $12.1 million in net workers’ compensation reserves. At December 31, 2005, Citation’s claims reserves were $18.9 million, net of reinsurance, consisting of $6.4 million in net property and casualty insurance reserves and $12.5 million in net workers’ compensation reserves. There were no unusual trends in claims during the quarter.

During the first quarter of 2006, Citation’s net property and casualty insurance reserves declined by $312,000, due to the payment of direct losses (i.e., claims) and loss adjustment expenses.

During the first quarter of 2006, Citation’s net workers’ compensation reserves declined by $349,000 due to the payment of $615,000 in direct losses and loss adjustment expenses, partially offset by the recovery of approximately $266,000 from reinsurance companies.

Citation Insurance Company--Loss and Loss Adjustment Expense Reserves (In Millions)

	March 31, 2006	December 31, 2005
Property and Casualty Insurance
Direct Reserves	$7.9	$8.2
Ceded Reserves	(1.7)	(1.8)
Net Property and Casualty Insurance Reserves	$6.2	$6.4

Workers’ Compensation Insurance
Direct Reserves	$24.9	$25.6
Ceded Reserves	(12.8)	(13.1)
Net Workers’ Compensation Insurance Reserves	$12.1	$12.5

Total Reserves	$18.3	$18.9

HYPERFEED TECHNOLOGIES

	Three Months Ended March 31,
	2006	2005
Revenues:
Service	$999,000	$889,000
Segment Total Revenues	$999,000	$889,000

Expenses:
Cost of service	$ (447,000)	$ (283,000)
Depreciation and amortization	(161,000)	(213,000)
Other	(2,963,000)	(2,093,000)
Segment Total Expenses	$(3,571,000)	$(2,589,000)
Segment Loss Before Taxes and Minority Interest	$(2,572,000)	$(1,700,000)

During the first quarter of 2006, HyperFeed generated $999,000 in revenues. Service revenues were $999,000 and the costs of service were $447,000, resulting in gross margin of $552,000. After the deduction of $3.1 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $2.6 million.

During the first quarter of 2005, HyperFeed generated $889,000 in revenues. Service revenues were $889,000 and the costs of service were $283,000, resulting in gross margin of $606,000. After the deduction of $2.3 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $1.7 million.

DISCONTINUED OPERATIONS

During 2003, HyperFeed sold two businesses, which are now recorded as discontinued operations: its retail trading business sold in the second quarter of 2003, and its consolidated market data feed customers sold in the fourth quarter of 2003. The discontinued operations of HyperFeed generated income of $165,000 after-tax in the first quarter of 2006, compared to an after-tax loss of $23,000 in the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES--THREE MONTHS ENDED MARCH 31, 2006 AND 2005

PICO’s assets primarily consist of our operating subsidiaries, holdings in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $53.7 million in cash and cash equivalents at March 31, 2006, compared to $37.8 million at December 31, 2005, and $15.3 million at March 31, 2005.

Our cash flow position fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our insurance company investment portfolios. Our primary sources of funds include cash balances, cash flow from operations, the sale of holdings, and--potentially--the proceeds of borrowings or offerings of equity and debt.  Currently, Management believes cash balances and cash flows are adequate to service existing debt and fund operations for the next twelve months.

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

•
Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation. The funds to pay claims are coming from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance companies; and

•
HyperFeed maintains its own cash and cash equivalent balances, and borrowings. At March 31, 2006, HyperFeed had $256,000 in cash and cash equivalents, and no external borrowings. PICO has extended a $10 million secured convertible promissory note to HyperFeed, on which $4.2 million was drawn at March 31, 2006. See “Business Acquisitions and Financing” segment in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

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

As shown in the Condensed Consolidated Statements of Cash Flow, cash and cash equivalents increased by $15.9 million in the first quarter of 2006, compared to a $2.1 million decrease in the first quarter of 2005.

During the first quarter of 2006, cash of $15.9 million was used in Operating Activities, compared to cash of $3.7 million used in the first quarter of 2005. The principal uses of cash in 2006 and 2005 include operating expenses at Vidler, the payment of claims by Citation and Physicians, and group overhead.

Included in 2006 operating cash flows are purchases of water inventory of $2 million, claims payouts of $1 million and payment of approximately $8 million of incentive compensation earned in 2005 and income tax payments of $2 million.

Included in 2005 operating cash flows is the collection of approximately $1.4 million in principal on collateralized notes receivable related to Vidler’s sale of assets at Big Springs Ranch and West Wendover in 2003.

Investing Activities provided $32.5 million of cash in the first quarter of 2006, and provided $346,000 of cash in the first quarter of 2005. The 2006 investing cash flows principally represented cash inflows of $17.7 million from the sale of stocks and $26.2 million from the maturity of fixed-income securities, which were partially offset by the purchase of $5 million of stocks and $3.3 million of bonds. The 2005 investing cash flows principally represented cash inflows of $5.8 million from the sale of stocks and $611,000 from the sale or maturity of fixed-income securities, which were partially offset by the purchase of $3.1 million of stocks and $2.3 million of bonds.

Financing Activities used $498,000 of cash in the first quarter of 2006 and $7,000 in the first quarter of 2005, primarily due to a reduction in net borrowings.

Construction of a pipeline to convey water from the Fish Springs Ranch to a storage tank in northern Reno has begun. The total cost of the pipeline project is estimated to be in the $65 million to $70 million range, which will be outlaid over the next 12 to 24 months. As of March 31, 2006, approximately $1.9 million of costs related to the design and construction of the Fish Springs Ranch pipeline project had been capitalized. Vidler has commitments for future capital expenditure amounting to approximately $16.4 million, and is in the process of obtaining additional bids for the remaining construction.

In May 2006, we completed a private placement of 2.6 million shares of newly issued PICO common stock with two institutional investors at $30 per share generating $71.4 million in net proceeds after placement fees. The funds are intended to be used for the completion of the design and construction of the Fish Springs Ranch pipeline project

Share Repurchase Program

In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

As of March 31, 2006, no stock had been repurchased under this authorization.

Risk Factors

The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this quarterly report and those we may make from time to time. You should carefully consider the following risks, together with other matters described in this Form 10-Q or incorporated herein by reference in evaluating our business and prospects. If any of the following risks occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our securities could decline, in some cases significantly. The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. For a more detailed discussion of the factors that could cause actual results to differ, see the Risk Factors section in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2006.

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

The fair values of our real estate and water assets are linked to external growth factors.

The real estate and water assets we hold have fair values that are significantly affected by the growth in population and the general state of the local economies where our real estate and water assets are located, primarily in the states of Arizona and Nevada.  In certain circumstances, we finance sales of real estate and water assets, and we secure such financing through deeds of trust on the property, which are only released once the financing has been fully paid off.

Purchasers of our real estate and water assets may default on their financing obligations and the fair value of the secured property may be affected by the factors noted above. Accordingly, such defaults and declines in market values may have an adverse effect on our business, financial condition, and the results of operations and cash flows.

If  we do not successfully locate, select and manage acquisitions and investments , or if our acquisitions or investments otherwise fail or decline in value, our financial condition could suffer.

We invest in businesses that we believe are undervalued or that will benefit from additional capital, restructuring of operations or improved competitiveness through operational efficiencies. If a business in which we invest fails or its fair value declines, we could experience a material adverse effect on our business, financial condition, the results of operations and cash flows. Additionally, our failure to successfully locate, select and manage acquisition and investment opportunities could have a material adverse effect on our business, financial condition, the results of operations and cash flows. Such business failures, declines in fair values, and/or failure to successfully locate, select and manage acquisitions or investments could result in an inferior return on shareholders’ equity. We could also lose part or all of our capital in these businesses and experience reductions in our net income, cash flows, assets and shareholders’ equity.

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

We may make acquisitions and investments that may yield low or negative returns for an extended period of time, which could temporarily or permanently depress our return on shareholders’ equity.

We generally make acquisitions and investments that tend to be long term in nature. We acquire businesses that we believe to be undervalued or may benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with our existing operations. We may not be able to develop acceptable revenue streams and investment returns. We may lose part or all of our investment in these assets. The negative impacts on cash flows, income, assets and shareholders’ equity may be temporary or permanent. We make acquisitions for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This may involve restructuring of the financing or management of the entities in which we invest and initiating or facilitating mergers and acquisitions. These processes can consume considerable amounts of time and resources. Consequently, costs incurred as a result of these acquisitions and investments may exceed their revenues and/or increases in their values for an extended period of time until we are able to develop the potential of these acquisitions and investments and increase the revenues, profits and/or values of these acquisitions.. Ultimately, however, we may not be able to develop the potential of these assets that we originally anticipated.

We may not be able to sell our investments when it is advantageous to do so and we may have to sell these investments at a discount to fair value.

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

Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations. At March 31, 2006, the closing price of our common stock on the NASDAQ National Market was $32.89 per share, compared to $15.67 at December 31, 2003. On a quarterly basis between these two dates, closing prices have ranged from a high of $35.35 to a low of $15.31.

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

Item 3: Quantitative and Qualitative Disclosure about Market Risk

PICO’s balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO’s borrowings are short to medium term in nature and therefore approximate fair value. At March 31, 2006, PICO had $69.5 million of fixed maturity securities and mortgage participation interests, $173.3 million of marketable equity securities that were subject to market risk, of which $103.6 million were denominated in foreign currencies, primarily Swiss francs. PICO’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

PICO uses two models to report the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. The sensitivity analysis duration model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price if the security. At March 31, 2006, the model calculated a loss in fair value of $1.1 million. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of PICO’s marketable equity securities produced a loss in fair value of $34.7 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of PICO’s foreign denominated investments produced a loss of $18.3 million that would impact the foreign currency translation in shareholders’ equity.

Item 4: Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There were no material changes in our internal controls over financial reporting for the three months ended March 31, 2006.

Part II: Other Information

Item 1: Legal Proceedings

The Company is subject to various litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Item 1A:  Risk Factors

  A description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in Item 2 of Part I of this report. Such description includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1 of our 2005 Annual Report on Form 10-K and is incorporated herein by reference. There are no material changes to the risk factors described in our Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of PICO.(1)
3.2	Amended and Restated By-laws of PICO. (2)
10.1	PICO Holdings, Inc. 2005 Long-Term Incentive Plan.(3)
10.4	Bonus Plan of Dorothy A. Timian-Palmer.(4)
10.5	Bonus Plan of Stephen D. Hartman.(4)
10.7	Employment Agreement of Ronald Langley.(5)
10.8	Employment Agreement of John R. Hart.(5)
10.9	Secured Convertible Promissory Note dated Mach 30, 2006 and accompanying Warrant (6)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to exhibit of same number filed with Form 8-K dated December 4, 1996 (File No. 000-18786).
(2)	Filed as Appendix to the prospectus in Part I of Registration Statement on Form S-4 filed with the SEC on October 2, 1996 (File No. 333-06671).

(3)	Incorporated by reference to Proxy Statement for Special Meeting of Shareholders on December 8, 2005, dated November 8, 2005, and filed with the SEC on November 8, 2005 (File No. 033-36383).

(4)	Incorporated by reference to Form 8-K filed with the SEC on February 25, 2005 (File No. 033-36383).
(5)	Incorporated by reference to exhibit of same number filed with Form 10-Q for the quarterly period ended September 30, 2005 (File No. 033-36383).

(6)	Incorporated by reference to Form 8-K filed with the SEC on March 31, 2006 (File No. 033-36383).

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Dated: May 9, 2006 By: /s/ Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)