Form 10-Q
period 2006-06-30
PICO HOLDINGS INC /NEW
filed 2006-08-08
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 15,880,458 as of June 30, 2006, excluding 3,228,300 shares of common stock held by the registrant’s subsidiaries.

PICO HOLDINGS, INC.

FORM 10-Q
For the Three and Six Months Ended June 30, 2006

TABLE OF CONTENTS

Part I: Financial Information                                                                                                                     Page No.

Part II: Other Information

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Investments	$ 281,835,839	$ 287,446,334
Cash and cash equivalents	97,104,235	37,794,416
Notes and other receivables, net	15,346,409	14,692,888
Reinsurance receivables	15,656,146	16,186,105
Real estate and water assets, net	87,700,758	76,891,435
Property and equipment, net	1,701,048	1,572,492
Other assets	7,443,578	7,188,858
Other assets - Discontinued Operations	40,917	57,094
Total assets	$ 506,828,930	$ 441,829,622

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$ 44,549,377	$ 46,646,906
Deferred compensation	47,248,779	42,737,293
Bank and other borrowings	12,677,900	12,334,868
Deferred income taxes	12,238,324	17,239,062
Other liabilities	12,331,828	20,039,392
Reinsurance balance payable	317,431	325,081
Other liabilities - Discontinued Operations	451,089	533,548
Total liabilities	129,814,728	139,856,150
Minority interest	1,073,106	1,098,515
Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
20,306,923 issued in 2006 and 17,706,923 issued in 2005	20,307	17,707
Additional paid-in capital	331,582,308	257,466,412
Retained earnings	69,326,244	61,725,860
Accumulated other comprehensive income	53,307,047	60,092,462
Treasury stock, at cost (common shares: 4,426,465 in 2006 and 4,435,483 in 2005)	(78,294,810)	(78,427,484)
Total shareholders' equity	375,941,096	300,874,957
Total liabilities and shareholders' equity	$ 506,828,930	$ 441,829,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Revenues:
Net investment income	$ 4,432,729	$ 2,622,133	$ 6,505,205	$ 3,812,265
Net realized gain on investments	687,349	3,034,598	15,373,296	6,514,549
Sale of real estate and water assets	3,832,629	96,170,744	5,088,964	98,324,824
Rents, royalties and lease income	448,128	290,374	634,983	584,558
Service revenue	881,871	1,044,529	1,880,355	1,933,583
Other	148,700	48,376	193,876	157,148
Total revenues	10,431,406	103,210,754	29,676,679	111,326,927
Costs and Expenses:
Operating and other costs	6,961,794	20,780,835	14,082,974	37,844,610
Cost of real estate and water assets sold	1,301,736	38,282,899	1,681,622	39,024,947
Cost of service revenue	440,625	278,754	887,357	561,997
Depreciation and amortization	493,495	559,921	967,388	1,125,382
Interest	111,222	269,897	210,760	505,131
Total costs and expenses	9,308,872	60,172,306	17,830,101	79,062,067
Income before income taxes and minority interest	1,122,534	43,038,448	11,846,578	32,264,860
Provision for income taxes	753,301	19,580,410	4,436,603	16,579,238
Income before minority interest	369,233	23,458,038	7,409,975	15,685,622
Minority interest in loss of subsidiaries	12,950	151,511	25,409	983,178
Income from continuing operations	382,183	23,609,549	7,435,384	16,668,800
Income (loss) from discontinued operations, net of tax		(17,050)	165,000	(39,649)
Net income	$ 382,183	$ 23,592,499	$ 7,600,384	$ 16,629,151

Net income per common share - basic and diluted:
Income from continuing operations	$ 0.03	$ 1.83	$ 0.53	$ 1.32
Discontinued operations			0.01
Net income per common share	$ 0.03	$ 1.83	$ 0.54	$ 1.32
Weighted average shares outstanding	14,927,125	12,919,496	14,099,282	12,642,968

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$ (12,282,596)	$ 82,303,764
Net cash provided by (used in) discontinued operations	(77,112)	923
	(12,359,708)	82,304,687
INVESTING ACTIVITIES:
Purchases of investments	(61,099,224)	(22,419,657)
Proceeds from sale of investments	32,494,541	14,251,517
Proceeds from maturity of investments	39,735,857	1,250,000
Purchases of property and equipment and costs capitalized to water infrastructure	(9,555,620)	(602,554)
Capitalized software costs	(988,961)	(722,015)
Net cash provided by (used in) investing activities	586,593	(8,242,709)

FINANCING ACTIVITIES:
Proceeds from common stock offering, net	73,945,144	21,378,095
Repayments of debt	(537,928)	(3,915,176)
Proceeds from borrowings		35,000
Proceeds from exercise of stock options (HyperFeed)	1,727	2,392
Purchase of treasury stock for deferred compensation plans		(839)
Net cash provided by financing activities	73,408,943	17,499,472

Effect of exchange rate changes on cash	(2,326,009)	2,907,483

INCREASE IN CASH AND CASH EQUIVALENTS	59,309,819	94,468,933

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,794,416	17,407,138

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 97,104,235	$ 111,876,071

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 209,744	$ 478,043
Cash paid for income taxes	$ 2,053,000	$ 1,292,021
Distribution of treasury stock to settle deferred compensation liability	$ 306,027

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

The preparation of condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of the carrying value of real estate and water assets, investments, unpaid losses and loss adjustment expenses, deferred income taxes, accounts and loans receivable, and contingent liabilities. While management believes that the carrying values of such assets and liabilities are appropriate as of June 30, 2006 and December 31, 2005, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation:

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

PICO adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). However, as PICO had no unvested stock options outstanding, the adoption of SFAS 123R had no impact on the accompanying condensed consolidated financial statements.

Similarly, because PICO had no stock options outstanding during the three and six months ended June 30, 2005, there was no difference between reported net loss and pro forma net loss (as required to be disclosed under SFAS No. 123) for that period. However, the Company’s subsidiary, HyperFeed Technologies, Inc. has stock options outstanding and recorded stock-based compensation expense of $77,000 and $153,000 for the three and six months ended June 30, 2006.  HyperFeed’s pro forma stock-based compensation expense for the three and six months ended June 30, 2005 was $47,000 and $100,000, respectively.

Stock-Based Plans Outstanding:

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

As of June 30, 2006 2,185,965 stock-settled SARs were outstanding with a strike price of $33.76. The awards are fully vested and exercisable at anytime.

In the three and six months ended June 30, 2005 there is compensation expense recorded for the cash settled SARs issued from the 2003 cash-settled SAR Plan. Compensation cost was measured as the amount by which the quoted market price of PICO stock exceeded the exercise price at the end of the period. Changes in the quoted market price were reflected as an adjustment to the accrued compensation obligation and compensation expense in the Company’s consolidated financial statements. The Company recorded compensation expense of $7.4 million and $17.3 million for the three and six months ended June 30, 2005 respectively, representing the difference between the exercise price of the vested SARs and the market value of PICO stock at the end of each period. The cash liability for the accrued benefit was transferred to Rabbi Trust accounts in September 2005 leaving no accrued stock appreciation rights payable and increasing deferred compensation in the accompanying consolidated balance sheets.

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

During the three months ended June 30, 2006, the Company distributed treasury stock with a value of $306,000 that was held in trust accounts for certain Directors of the Company in satisfaction of deferred compensation obligations.

Employee Compensation and Bonus Plans:

In the three months ended June 30, 2006, the Company accrued $2.1 million in estimated incentive award payable to certain members of management in accordance with the provisions of the Company’s bonus plan. The accrual will change based on fluctuation in book value per share of the Company for the remainder of 2006.

For the three and six months ended June 30, 2005, the Company accrued $2.6 million in estimated incentive award payable in accordance with the provisions of the Company’s bonus plan. In addition, $2.2 million in incentive award was recorded for certain members of Vidler Water Company’s (“Vidler”) management based on the combined net income of Vidler and Nevada Land and Resource Company (“NLRC”) in accordance with the related bonus plan.

Notes and other receivables:

Notes and other receivables primarily consist of installment notes from the sale of real estate. These notes generally have terms ranging from three to ten years, with interest rates of 7% to 10%. The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends. For the three and six months ended June 30, 2006 and 2005, no significant provision had been recorded.

 Reclassifications

  Stock appreciation rights expense of $7.4 million and $17.3 million in the three and six months ended June 30, 2005, respectively, has been reclassified to operating and other costs in the accompanying condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

SFAS 153 - In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets - An amendment of APB 29, Accounting for Nonmonetary Transactions” (SFAS 153). This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement was effective beginning in the first quarter of 2006. The adoption of SFAS 153 did not have a material impact on PICO’s financial statements.

SFAS 154 - In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this Statement requires that a change in depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This new accounting standard was effective January 1, 2006. The adoption of SFAS 154 had no impact on PICO’s financial statements.

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

FIN 48 - In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. PICO has not yet determined the impact, if any, of adopting the provisions of FIN 48 on its financial statements.

2. Net Income Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents - PICO’s stock-settled stock appreciation rights (SARs) are common stock equivalents for this purpose - using the treasury method, if dilutive. The number of additional shares is calculated by assuming that the SARs were exercised, and that the proceeds were used to acquire shares of common stock at the average market price during the period.

For the three and six months ended June 30, 2006 the Company’s stock-settled SARs are not included in the diluted per share calculation because they were out-of-the-money and consequently, their effect on earnings per share is anti-dilutive. In May 2006, the Company issued 2,600,000 shares of common stock in a stock offering.

During the three and six months ended June 30, 2005, the Company had cash-settled stock appreciation rights outstanding. The rights were not considered common stock equivalents for purposes of earnings per share because they were not convertible into common shares of the Company when exercised; the benefit was payable in cash. Consequently, diluted earnings per share was identical to that of the basic earnings per share. In May 2005, the Company issued 905,000 shares of common stock in a stock offering.

3. Comprehensive Income

The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

The components of comprehensive income are as follows:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net income	$ 382,183	$ 23,592,499	$ 7,600,384	$ 16,629,151
Net change in unrealized appreciation
(depreciation) on available for sale investments	(1,139,841)	10,904,723	(6,747,101)	18,568,665
Net change in foreign currency translation	243,164	(282,438)	(38,314)	(466,396)
Total comprehensive income (loss)	$ (514,494)	$ 34,214,784	$ 814,969	$ 34,731,420

Total comprehensive income (loss) for the three months ended June 30, 2006 is net of deferred income tax benefit of $19,000 and the six months ended June 30, 2006 is net of deferred income tax benefit of $5 million. Total comprehensive income for the three and six months ended June 30, 2005 is net of deferred income tax charges of $2.3 million and $4.2 million, respectively.

The components of accumulated other comprehensive income:

	June 30, 2006	December 31, 2005
Unrealized appreciation on available for sale investments	$59,377,311	$66,124,412
Foreign currency translation	(6,070,264)	(6,031,950)
Accumulated other comprehensive income	$53,307,047	$60,092,462

Accumulated other comprehensive income is net of deferred income tax liabilities of $27.4 million and $32.7 million at June 30, 2006 and December 31, 2005, respectively.

At June 30, 2006, the Company had $1.7 million of gross unrealized losses.

Marketable equity securities: The Company’s $188.4 million investments in marketable equity securities consist primarily of investments in common stock of other publicly traded companies. The gross unrealized loss on equity securities was $532,000 at June 30, 2006 and the majority of such investments were continuously below cost for less than 12 months.

Corporate Bonds and US Treasury Obligations: At June 30, 2006, the bond portfolio consists of $82.9 million of publicly traded corporate bonds and $10.5 million US Treasury obligations. The total bond portfolio had gross unrealized losses of $1.7 million, $528,000 of which was in a continuous loss position for greater than 12 months. We do not consider these investments to be other than temporarily impaired because we have the intent and ability to hold these bonds until recovery of fair value, which may be maturity. The impairment is mostly due to interest rate fluctuations rather than deterioration of the underlying issuer of the particular bonds.

4. Commitments and Contingencies

During the first quarter of 2006, the Company entered into a Secured Convertible Promissory Note Agreement (“Note”) with its 80%-owned consolidated subsidiary, HyperFeed Technologies, Inc. (“HyperFeed”). The maximum borrowing under the note is $10 million and interest accrues at prime plus 2.75%. The exercise price of the conversion right is the lesser of $1.05 or 80% of the 5 day average at the exercise date. The Company can elect to convert all or any part of the principal and interest outstanding into common stock of HyperFeed at any time. At June 30, 2006 HyperFeed had borrowed $6.7 million. The intercompany note and related interest have been eliminated in consolidation.

On June 19, 2006, HyperFeed announced a merger agreement with Exegy, Inc. Under the terms of the merger agreement the  security holders of HyperFeed will own  50% of the merged company on a fully-diluted basis, and the security  holders of Exegy will own 50% of the merged company on a fully-diluted basis. Prior to the merger, PICO will convert the principal  outstanding on the Note into HyperFeed common stock under the terms of the Note. At the time of the merger PICO will also  contribute cash to HyperFeed and the holders of Exegy will contribute cash to Exegy, so that HyperFeed and Exegy will each have  cash and cash equivalents of at least $5 million at the time of the merger. If for any reason the proposed merger does not close,  PICO has no commitment to HyperFeed for any further funding beyond the $10 million Note. At the date of filing, HyperFeed has  drawn $7.6 million under the Note. There are no assurances, absent the proposed merger, that additional funding, from any source, will be available to HyperFeed after the full utilization of PICO’s Note. HyperFeed believes that without additional funding  beyond the Note from PICO or other sources, there may be insufficient capital resources for HyperFeed to fund its operations beyond December 31, 2006.

   Construction of the pipeline project to convey water from the Fish Springs Ranch to a storage tank near Reno, Nevada has begun. The total cost of the pipeline project is estimated to be between $78 million to $83 million, which will be incurred over the next 12 to 18 months. As of June 30, 2006, approximately $7.7 million of costs related to the design and construction of the Fish Springs Ranch pipeline project had been capitalized. Vidler has remaining commitments at June 30, 2006 for future capital expenditure of approximately $10.1 million, and is in the process of obtaining additional bids for the remaining construction. The final regulatory approval required for the pipeline project is a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006.  Subsequently there have been two protests against the ROD being granted, and the matter is on appeal to the Interior Board of Land Appeals (“IBLA”).  The decision of the IBLA is expected during the third quarter of 2006, at which time Vidler expects the ROD to be final.

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

The accounting policies of the reportable segments are the same as those described in the Company’s 2005 Annual Report on Form 10-K. Management analyzes segments using the following information:

Segment assets:

	At June 30, 2006	At December 31, 2005
Total Assets:
Water Resource and Water Storage Operations	$141,786,145	$86,353,051
Real Estate Operations in Nevada	67,737,948	66,513,641
Business Acquisitions and Financing	141,636,695	127,980,663
Insurance Operations in Run Off	150,672,697	156,366,749
HyperFeed Technologies, Inc.	4,995,445	4,615,518
	$506,828,930	$441,829,622

Segment revenues and income (loss) before taxes and minority interest for the second quarter and first half of 2006 and 2005 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Water Resource and Water Storage Operations	$ 673,988	$94,592,339	$ 982,284	$ 94,999,526
Real Estate Operations in Nevada	4,626,254	2,150,567	6,391,587	4,517,959
Business Acquisitions and Financing	3,188,181	2,021,945	12,160,869	3,883,479
Insurance Operations in Run Off	1,059,598	3,401,330	8,259,920	5,992,297
HyperFeed Technologies	883,385	1,044,573	1,882,019	1,933,665
Total Revenues	$10,431,406	$103,210,754	$29,676,679	$111,326,926

Income (Loss) Before Taxes and Minority Interest:
Water Resource and Water Storage Operations	$ (782,481)	$ 51,832,868	$(1,961,377)	$ 50,314,427
Real Estate Operations in Nevada	2,723,539	1,177,510	3,650,393	2,416,112
Business Acquisitions and Financing	879,334	(11,557,502)	7,627,147	(22,604,667)
Insurance Operations in Run Off	748,396	3,154,340	7,549,002	5,407,457
HyperFeed Technologies	(2,446,254)	(1,568,768)	(5,018,587)	(3,268,469)
Income Before Taxes and Minority Interest	$ 1,122,534	43,038,448	$11,846,578	$ 32,264,860

6. Private Placement of Common Stock

On May 4, 2006, the Company completed a sale of 2.6 million shares of newly-issued common stock to institutional investors at a price of $30 per share. After placement costs, the net proceeds to the Company were $73.9 million. The Company filed a registration statement on Form S-3 to register the shares under the Securities Act, which became effective in June 2006.

7.  Subsequent Events

In July 2006, Nevada Land and Resource Company and Vidler Water Company entered into an agreement with Southern Nevada Water Authority to sell Spring Valley Ranch and related water assets for $22 million. Closing of the sale is expected to occur on August 21, 2006. It is anticipated that if the sale closes, the net gain before tax will be approximately $17 million in the quarter ended September 30, 2006.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K.

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

Our business is separated into five major operating segments:
•	Water Resource and Water Storage Operations;
•	Real Estate Operations in Nevada;
•	Business Acquisitions and Financing (contains businesses, interests in businesses, and other parent company assets);
•	Insurance Operations in “Run Off”; and
•	HyperFeed Technologies, Inc. (“HyperFeed”).

Currently our major consolidated subsidiaries are:
•	Vidler Water Company, Inc. (“Vidler”), which develops and owns water resources and water storage operations in the southwestern United States, primarily in Nevada and Arizona;
•	Nevada Land & Resource Company, LLC (“Nevada Land”), which owns approximately 700,000 acres of land in Nevada, and the mineral rights and water rights related to the land owned;
•	Physicians Insurance Company of Ohio (“Physicians”), which is running off its medical professional liability insurance loss reserves;
•	Citation Insurance Company (“Citation”), which is running off its historic property & casualty insurance and workers’ compensation loss reserves;
•	Global Equity AG, which holds our interest in Jungfraubahn Holding AG; and
•	HyperFeed, which is a leading developer of ticker plant technologies, data distribution, smart order routing, and managed data services to the financial community.

RESULTS OF OPERATIONS--THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Shareholders’ Equity
At June 30, 2006, PICO had shareholders’ equity of $375.9 million ($23.67 per share), compared to $302.2 million ($22.77 per share) at March 31, 2006, and $300.9 million ($22.67 per share) at December 31, 2005. Book value per share increased by $1.00, or 4.4%, during the first half of 2006, and by $0.90, or 4%, during the second quarter of 2006.

During the second quarter of 2006, shareholders’ equity increased by $73.7 million, primarily due to the issuance of 2.6 million new shares for net proceeds of $73.9 million.

The $75 million increase in shareholders’ equity during the first half of 2006 also resulted primarily from the issuance of 2.6 million new shares for net proceeds of $73.9 million. Although PICO reported $7.6 million in net income for the six months, this only had a minor effect on shareholders’ equity, as most of net income came from realized gains, which were largely included in shareholders’ equity in prior periods as unrealized gains.

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

For the second quarter of 2006, PICO recorded a comprehensive loss of $514,000, principally due to a $1.1 million net decrease in unrealized appreciation in investments. The reduction in unrealized appreciation in investments during the second quarter primarily resulted from a decrease in the market value of listed stocks, which our management believes reflects typical fluctuation in the stock market.

For the first half of 2006, PICO recorded comprehensive income of $815,000, principally represented by the first half’s $7.6 million in net income, which was largely offset by a $6.7 million net reduction in unrealized appreciation in investments. The reduction in unrealized appreciation in investments during the first half of 2006 primarily resulted from a decrease in unrealized appreciation in listed stocks, due to the sale of our holdings in Anderson-Tully Company (“Anderson-Tully”) during the first quarter of 2006. At December 31, 2005, shareholders’ equity included an unrealized gain, net of deferred taxes, on Anderson-Tully, which was realized during the first quarter of 2006.

Net Income
Segment revenues and income (loss) before taxes and minority interest for the second quarter and first half of 2006 and 2005 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Water Resource and Water Storage Operations	$ 674,000	$ 94,592,000	$ 982,000	$ 95,000,000
Real Estate Operations in Nevada	4,626,000	2,151,000	6,392,000	4,518,000
Business Acquisitions and Financing	3,188,000	2,022,000	12,161,000	3,883,000
Insurance Operations in Run Off	1,060,000	3,401,000	8,260,000	5,992,000
HyperFeed Technologies	883,000	1,045,000	1,882,000	1,934,000
Total Revenues	$10,431,000	$103,211,000	$29,677,000	$111,327,000

Income (Loss) Before Taxes and Minority Interest:
Water Resource and Water Storage Operations	$(782,000)	$ 51,833,000	$(1,961,000)	$ 50,314,000
Real Estate Operations in Nevada	2,724,000	1,178,000	3,650,000	2,416,000
Business Acquisitions and Financing	879,000	(11,558,000)	7,627,000	(22,604,000)
Insurance Operations in Run Off	748,000	3,154,000	7,549,000	5,407,000
HyperFeed Technologies	(2,446,000)	(1,569,000)	(5,018,000)	(3,268,000)
Income Before Taxes and Minority Interest	$ 1,123,000	$ 43,038,000	$11,847,000	$ 32,265,000
Second quarter revenues decreased $92.8 million and first-half revenues decreased $81.7 million year over year. This was primarily due to Vidler’s sale of real estate and water assets in the Harquahala Valley Irrigation District of Arizona for $94.4 million, which was included in revenues in the second quarter and first half of 2005.

Second quarter costs and expenses decreased $50.9 million and first-half costs and expenses decreased $62.2 million year over year. In the second quarter and first half of 2005, costs and expenses included $38.9 million for the cost of the real estate and water assets sold in the Harquahala Valley. In 2005, costs and expenses also included Stock Appreciation Rights (“SAR”) expense of $7.4 million in the second quarter and $17.3 million in the first half, compared to zero in 2006.

PICO recorded income before taxes and minority interest of $1.1 million in the second quarter of 2006, compared to income of $43 million in the second quarter of 2005. The $41.9 million year over year decrease in second quarter income before taxes and minority interest primarily resulted from a $52.6 million decrease in Water segment income due to the $55.5 million contribution to income from the sale of real estate and water assets in the Harquahala Valley Irrigation District in 2005. In addition, the Insurance Operations in Run Off segment income decreased by $2.4 million, primarily due to a $2.6 million decrease in realized gains year over year. The Business Acquisitions & Finance segment result improved by $12.4 million year over year. This was primarily due a $7.4 million expense related to SAR in the second quarter of 2005 which did not recur in 2006 and to a $3.9 million change year over year in an expense related to foreign currency. In addition, Real Estate Operations in Nevada segment income increased by $1.5 million year over year, primarily due to a $1.2 million increase in gross margin from land sales.

After a provision for taxes of $753,000, PICO reported net income of $382,000 ($0.03 per share) for the second quarter of 2006, all from continuing operations.

For the second quarter of 2005, after a $19.6 million provision for taxes, PICO generated net income of $23.6 million ($1.83 per share), consisting of income of $23.6 million ($1.83 per share) from continuing operations and a loss from discontinued operations of $17,000 after-tax ($0.00 per share).

PICO recorded income before taxes and minority interest of $11.8 million in the second quarter of 2006, compared to income of $32.3 million in the second quarter of 2005. The $20.4 million year over year decrease in first half income before taxes and minority interest primarily resulted from a $52.2 million decrease in Water segment income due to the $55.5 million contribution to income from the sale of real estate and water assets in the Harquahala Valley Irrigation District in 2005, which did not recur in 2006. The Business Acquisitions & Finance segment result improved by $30.2 million year over year. This was primarily due to a $17.3 million expense related to SAR in the first half of 2005, which did not recur in 2006, as well as a $6.8 million year over year increase in realized gains, and a $5.3 million change year over year in the foreign currency expense.

After a provision for taxes of $4.4 million, in the first half of 2006, PICO reported net income of $7.6 million ($0.54 per share), consisting of income of $7.4 million ($0.53 per share) from continuing operations, and a gain from discontinued operations of $165,000 after-tax ($0.01 per share).

For the first half of 2005, after a $16.6 million provision for taxes, PICO reported net income of $16.6 million ($1.32 per share), consisting of $16.7 million ($1.32 per share) in income from continuing operations, partially offset by income from discontinued operations of $40,000 after-tax ($0.00 per share).

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues:
Sale of Real Estate and Water Assets	$ 7,000	$94,395,000	$ 35,000	$94,547,000
Lease of Water	21,000	21,000	43,000	41,000
Lease of Agricultural Land	20,000	129,000	40,000	258,000
Interest	577,000	41,000	883,000	94,000
Other	49,000	6,000	(19,000)	60,000
Segment Total Revenues	$674,000	$94,592,000	$982,000	$95,000,000

Expenses:
Cost of Real Estate and Water Assets Sold	$(2,000)	$(37,816,000)	$(11,000)	$(37,889,000)
Commission and Other Cost of Sales		(1,065,000)		(1,065,000)
Depreciation and Amortization	(323,000)	(319,000)	(589,000)	(635,000)
Interest	(1,000)	(143,000)	(1,000)	(273,000)
Overhead Expenses	(563,000)	(2,555,000)	(1,051,000)	(3,020,000)
Project Expenses	(567,000)	(861,000)	(1,291,000)	(1,804,000)
Segment Total Expenses	$(1,456,000)	$(42,759,000)	$(2,943,000)	$(44,686,000)
Income (Loss) Before Tax	$(782,000)	$51,833,000	($1,961,000)	$50,314,000

Water Resource and Water Storage Operations are primarily conducted through Vidler Water Company.

Over the past 5 years, several large sales of real estate and water assets have generated the bulk of Vidler’s revenues.  Since the date of closing determines the accounting period in which the sales revenues and gross margin are recorded, Vidler’s reported revenues and income fluctuate from quarter to quarter depending on the dates when specific transactions close.  Consequently, sales of real estate and water assets for any individual quarter are not indicative of likely revenues for future quarters or the full financial year.

Sale of Harquahala Valley Irrigation District Real Estate and Water Assets
In June 2005, Vidler closed on the sale of real estate and water assets in the Harquahala Valley Irrigation District of Arizona to a real estate developer. The sale of the Harquahala Valley Irrigation District real estate and water assets added $94.4 million to revenues and approximately $55.5 million to income. After the repayment of borrowings collateralized by the properties, the exercise of options to acquire certain farms that we sold in the transaction, and closing and other costs, Vidler received net cash proceeds of $83.4 million.

Segment Results
In the second quarter of 2006, Vidler generated $674,000 in revenues. The largest revenue item was $577,000 of interest earned from the temporary investment of funds in money market funds and corporate bonds maturing in 2006 and 2007. After operating expenses of $1.5 million, Vidler generated a loss before taxes of $782,000 for the second quarter of 2006.

In the second quarter of 2005, Vidler generated $94.6 million in revenues. The sale of the Harquahala Valley Irrigation District real estate and water assets added $94.4 million to revenues and approximately $55.5 million to income.

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

Project Expenses were $567,000 in the second quarter of 2006, compared to $861,000 in the second quarter of 2005. The $294,000 year over year decrease was principally due to a reduction in legal, engineering, and consulting expenses, which were higher in 2005 due to the preparation of an Environmental Impact Study related to Fish Springs Ranch.

Overhead Expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees. Overhead Expenses were $563,000 in the second quarter of 2006, compared to $2.6 million in the second quarter of 2005. In the second quarter of 2005, Overhead Expenses included the accrual of $2.2 million in incentive compensation for Vidler management, compared to $30,000 in the second quarter of 2006.

In the first half of 2006, Vidler generated $982,000 in revenues. The largest revenue item was $883,000 of interest earned from the temporary investment of funds in money market funds and corporate bonds maturing in 2006 and 2007. After operating expenses of $2.9 million, Vidler generated a loss before taxes of $2 million for the first half of 2006.

In the first half of 2005, Vidler generated $95 million in revenues. The sale of the Harquahala Valley Irrigation District real estate and water assets added $94.4 million to revenues and approximately $55.5 million to income.

Project Expenses were $1.8 million in the first half of 2006, compared to $1.3 million in the first half of 2005. The $513,000 year over year decrease was principally due to a reduction in legal, engineering, and consulting expenses, which were higher in 2005 due to the preparation of an Environmental Impact Study related to Fish Springs Ranch.

Overhead Expenses were $3 million in the first half of 2006, compared to $1.1 million in the second quarter of 2005. In the first half of 2005, Overhead Expenses included the accrual of $2.2 million in incentive compensation for Vidler management, compared to $30,000 in the first half of 2006.

Fish Springs Ranch
During the second quarter of 2006, we sold 2.6 million shares of newly-issued PICO common stock in a private placement for net proceeds of $73.9 million.

Vidler has a 51% membership interest in Fish Springs Ranch LLC, and is the managing partner.  The funds raised in the stock offering have largely been contributed to Vidler, and the primary use will be to design and construct a pipeline to convey 8,000 acre-feet of water annually from Fish Springs Ranch to a central storage tank in northern Reno, Nevada, which could supply water to the new projects of several developers.  The total cost of the pipeline project is estimated at $78 million to $83 million, over the next 12 to 18 months.  Design of the pipeline project is nearly complete.  As of June 30, 2006, Vidler has outlaid approximately $7.7 million for the pipeline project, which has been capitalized (i.e., recorded as an asset on our balance sheet).

The final regulatory approval required for the pipeline project is a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006.  Subsequently there have been two protests against the ROD being granted, and the matter is on appeal to the Interior Board of Land Appeals (“IBLA”).  The decision of the IBLA is expected during the third quarter of 2006, at which time Vidler expects the ROD to be final.

REAL ESTATE OPERATIONS IN NEVADA

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Sale of Land	$3,826,000	$1,775,000	$5,054,000	$3,778,000
Lease and Royalty	407,000	141,000	552,000	286,000
Interest and Other	393,000	235,000	786,000	454,000
Segment Total Revenues	$4,626,000	$2,151,000	$6,392,000	$4,518,000

Expenses:
Cost of Land Sales	$(1,299,000)	$(467,000)	$(1,671,000)	$(1,136,000)
Operating Expenses	(603,000)	(506,000)	(1,071,000)	(966,000)
Segment Total Expenses	$(1,902,000)	$(973,000)	$(2,742,000)	$(2,102,000)

Income Before Tax	$2,724,000	$1,178,000	$3,650,000	$2,416,000

Real Estate Operations in Nevada are primarily conducted through Nevada Land & Resource Company, LLC.

Nevada Land recognizes revenue from land sales, and the resulting gross profit or loss, when the sales transactions close. On closing, the entire sales price is recorded as revenue, and a gross margin is recognized depending on the cost basis attributed to the land. Since the date of closing determines the accounting period in which the sales revenue and gross margin are recorded, Nevada Land’s reported revenues and income fluctuate from quarter to quarter depending on the dates when specific transactions close. Consequently, land sales revenues for any individual quarter are not indicative of likely revenues for future quarters or the full financial year.

In the second quarter of 2006, segment total revenues were $4.6 million. Nevada Land sold approximately 51,539 acres of land for $3.8 million. The average sales price was $74 per acre, and our average basis in the land sold was $25 per acre. The gross margin on land sales was $2.5 million, which represents a gross margin percentage of 66%.

In the second quarter of 2005, segment total revenues were $2.2 million. Nevada Land sold approximately 17,091 acres of land for $1.8 million. The average sales price was $104 per acre, and our average basis in the land sold was $27 per acre. The gross margin on land sales was $1.3 million, which represents a gross margin percentage of 73.7%.

The second quarter segment result improved by $1.5 million year over year, principally due to a $1.2 million higher gross margin from land sales year over year.

For the first half of 2006, segment total revenues were $6.4 million. Nevada Land sold approximately 65,902 acres of land for $5.1 million. The average sales price was $77 per acre, and our average basis in the land sold was $25 per acre. The gross margin on land sales was $3.4 million, which represents a gross margin percentage of 66.9%.

For the first half of 2005, segment total revenues were $4.5 million. Nevada Land sold approximately 38,917 acres of land for $3.8 million. The average sales price was $97 per acre, and our average basis in the land sold was $29 per acre. The gross margin on land sales was $2.6 million, which represents a gross margin percentage of 69.9%.

The first half segment result improved by $1.2 million year over year, principally due to a $741,000 higher gross margin from land sales year over year. The remainder of the improvement in the first half segment result was due to a $598,000 increase in other revenues year over year, which exceeded a $105,000 increase in other operating expenses year over year. The increase in other revenues resulted from increases of $266,000 in lease and royalty revenues, and $158,000 in interest and other revenues.

Demand continues to be strong for our real estate holdings. We currently have approximately 58,000 acres of land in escrow for $5.9 million that we expect to close by the end of 2006.

BUSINESS ACQUISITIONS AND FINANCING

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Realized Gains On Sale of Holdings	$ 541,000	$ 333,000	$8,698,000	$1,887,000
Investment Income	2,551,000	1,646,000	3,266,000	1,906,000
Other	96,000	43,000	197,000	90,000
Segment Total Revenues	$3,188,000	$2,022,000	$12,161,000	$3,883,000

Segment Total Expenses	$(2,309,000)	$(13,580,000)	$(4,534,000)	$(26,487,000)
Income (Loss) Before Tax	$879,000	$(11,558,000)	$7,627,000	$(22,604,000)

This segment contains businesses, interests in businesses, and other parent company assets. Revenues and results in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale of holdings, and are not necessarily comparable from year to year.

The largest holding in this segment is Jungfraubahn Holding AG, which has a market value and carrying value of $44.2 million (before taxes) at June 30, 2006.

For the second quarter of 2006, Business Acquisitions and Financing segment revenues were $3.2 million. Investment income was $2.6 million, including $1.2 million from Jungfraubahn Holding AG’s annual dividend payment for 2005 which was declared in April 2006 and paid in May 2006. Net gains of $541,000 were realized gains on the sale of various securities. After expenses of $2.3 million, the segment generated income before taxes of $879,000 for the second quarter of 2006.

In the second quarter of 2005, Business Acquisitions and Financing segment revenues were $2 million. Investment income was $1.6 million, including $1.1 million from Jungfraubahn Holding AG’s annual dividend payment. Net gains of $333,000 were realized gains on the sale of various securities. After total expenses of $13.6 million, the segment incurred a loss before taxes of $11.6 million for the second quarter of 2005.

Second quarter segment revenues increased by $1.2 million year over year, principally due to $1 million higher investment income. The increase in investment income was primarily due to higher interest income as a result of larger sums invested and rising interest rates.

Second quarter segment expenses decreased by $11.3 million year over year. The expenses recorded in this segment primarily consist of holding company costs which are not allocated to our other segments, for example, rent for our head office.

Our interests in Swiss public companies are held directly and indirectly by Global Equity AG, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity AG’s funding comes from a loan from PICO, which is denominated in Swiss Francs. Under GAAP, we are required to record a benefit (expense) through the statement of operations to reflect fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar, although there was no net impact on shareholders’ equity before related tax effects. A exchange rate benefit of $2.1 million, which reduced segment expenses, was recorded in PICO’s statement of operations in the second quarter of 2006, compared to a $1.7 million exchange rate expense in the second quarter of 2005.

In the second quarter of 2005, segment expenses also included a $7.4 million expense related to the PICO Holdings, Inc. Stock Appreciation Rights (“SAR”) Program, which was still in effect during the first half of 2005. Under the SAR program, the change in the “in the money” amount (i.e., the difference between the market value of PICO stock and the exercise price of the SAR) of SAR outstanding during each quarter was recorded through the consolidated statement of operations. An increase in the “in the money” amount of SAR (i.e., if the price of PICO stock rose during the quarter) was recorded as an expense. Substantially all of the second quarter 2005 $7.4 million SAR expense resulted from the $3.85 per share increase in the PICO stock price during the second quarter of 2005. The SAR Program was amended in the third quarter of 2005, and the spread value of the SAR outstanding was monetized based on the last sale price of PICO stock on September 21, 2005.

During the fourth quarter of 2005, the Company’s shareholders approved the PICO Holdings, Inc. 2005 Long-Term Incentive Plan (“2005 Plan”), and 2,185,965 stock-based SAR, with an exercise price of $33.76, were issued to various of the Company’s officers, employees, and non-employee Directors. When stock-based SAR are exercised, new shares of stock will be issued to the participant to satisfy the spread value of the SAR being exercised. No expense was recorded in the second quarter and first half of 2006 related to the 2005 Plan, as all of the stock-based SAR that have been granted are fully vested.

In the first half of 2006, Business Acquisitions and Financing segment revenues were $12.2 million. Net realized gains were $8.7 million, primarily represented by gains of $6.8 million on the sale of our holding in Anderson-Tully Company, and $1 million on the sale of part of our holding in Raetia Energie AG. Investment income was $3.3 million. After total expenses of $4.5 million, the segment generated income before taxes of $7.6 million for the first half of 2006. Segment expenses were reduced by a $2.4 million exchange rate benefit, as discussed above.

Anderson-Tully was a timber Real Estate Investment Trust (“REIT”), which owned approximately 325,000 acres of high-quality timberlands in the southeastern United States. During 2003 and 2004, we accumulated almost 10% of Anderson-Tully at an average cost of approximately $242,000 per share. During the first quarter of 2006, Anderson-Tully was acquired by a timberlands investment management organization, for approximately $446,000 per share.

In the first half of 2005, Business Acquisitions and Financing segment revenues were $3.9 million, principally consisting of $1.9 million in net realized gains, and investment income of $1.9 million. After total expenses of $26.5 million, the segment incurred a loss before taxes of $22.6 million for the first half of 2005.

First half segment revenues increased by $8.3 million year over year, principally due to $6.8 million higher realized gains and $1.4 million higher investment income, as discussed above.

First half segment expenses decreased by $22 million year over year. In 2005, segment expenses included SAR expense of $17.3 million compared to zero in 2006. The remainder of the reduction in expenses is due to a $5 million year over year change in the exchange rate expense (benefit), from a $2.6 million expense in the first half of 2005 to a $2.4 million benefit, which reduced other expenses, in 2006.

During the first quarter of 2006, PICO entered into a second convertible promissory note agreement with our subsidiary, HyperFeed Technologies, Inc. The maximum amount that can be borrowed under the note is $10 million. The principal outstanding on the note was $6.7 million at June 30, 2006. Interest is payable on the outstanding balance at the prime rate plus 2.75%, and PICO has the right to convert all or part of the amount due into HyperFeed common stock. The conversion price is the lower of either $1.05, or 80% of the 5-day moving average price of HyperFeed common stock on the conversion date. In the accompanying consolidated financial statements, the principal and interest owing from HyperFeed to PICO are eliminated on consolidation.

On June 19, 2006, HyperFeed announced a merger agreement with Exegy, Inc. The security holders of HyperFeed will own 50% of the merged company on a fully-diluted basis, and the security holders of Exegy will own 50% of the merged company on a fully-diluted basis. Prior to the merger, we will convert the principal outstanding on the convertible promissory note into HyperFeed common stock under the terms of the note. At the time of the merger, PICO will contribute cash to HyperFeed and the holders of Exegy will contribute cash to Exegy, so that HyperFeed and Exegy will each have cash and cash equivalents of at least $5 million at the time of the merger.

On June 26, 2006, HyperFeed filed a Schedule 14C Information Statement with the SEC, regarding a proposed 1 for 1,000 reverse stock split, which would result in HyperFeed ceasing to file periodic reports with the SEC, and becoming a private company. HyperFeed is responding to SEC staff comments on the Schedule 14C.

INSURANCE OPERATIONS IN RUN OFF

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Investment Income	$ 913,000	$ 700,000	$1,584,000	$1,365,000
Realized Investment Gains	147,000	2,701,000	6,676,000	4,627,000
Segment Total Revenues	$1,059,000	$3,401,000	$8,260,000	$5,992,000

Expenses:
Operating and Underwriting Expenses	$(311,000)	$(247,000)	$(711,000)	$(585,000)
Segment Total Expenses	$(311,000)	$(247,000)	$(711,000)	$(585,000)

Income Before Taxes:
Physicians Insurance Company of Ohio	$656,000	$2,160,000	$5,945,000	$4,326,000
Citation Insurance Company	96,000	994,000	1,604,000	1,081,000
Segment Income Before Tax	$748,000	$3,154,000	$7,549,000	$5,407,000

This segment consists of Physicians Insurance Company of Ohio and Citation Insurance Company. Both Physicians and Citation are in “run off.” This means that the companies are handling and resolving claims on expired policies, but not writing new business.

Revenues and results in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale of holdings, and are not necessarily comparable from year to year. Typically, most of the revenues of a “run off” insurance company come from investment income, which is expected to decline over time as fixed-income securities mature or are sold to provide the funds to pay claims and expenses.

The Insurance Operations in Run Off segment generated total revenues of $1.1 million in the second quarter of 2006, compared to $3.4 million in the second quarter of 2005. Investment income was $913,000 in the second quarter of 2005, compared to $700,000 in the second quarter of 2005. Realized investment gains were $147,000 in the second quarter of 2006, compared to $2.7 million in the second quarter of 2005.

Operating and underwriting expenses were $311,000 in the second quarter of 2006, compared to $247,000 in the second quarter of 2005. Consequently, segment income decreased from $3.2 million in the second quarter of 2005 to $748,000 in the second quarter of 2006, primarily due to a $2.6 million reduction in realized gains.

The Insurance Operations in Run Off segment generated total revenues of $8.3 million in the first half of 2006, compared to $6 million in the first half of 2005. Investment income was $1.6 million in both the first half of 2006, compared to $1.4 million in the first half of 2005. Realized investment gains were $6.7 million in the first half of 2006, compared to $4.6 million in the first half of 2005.

Operating and underwriting expenses were $711,000 in the first half of 2006, compared to $585,000 in the first half of 2005. Consequently, primarily as a result of the $2.1 million year over year increase in realized gains, segment income increased from $5.4 million in the first half of 2005 to $7.5 million in the first half of 2006.

On February 7, 2005, we reported on Schedule 13G that Physicians and Citation own a total of 310,000 common shares of Consolidated-Tomoka Land Co. (Amex: CTO), representing approximately 5.5% of CTO. Consolidated-Tomoka owns approximately 12,000 acres of land in and around Daytona Beach, Florida, and a portfolio of income properties in the southeastern United States. The investment was purchased between September 2002 and February 2004 at a cash cost of $6.5 million, or approximately $20.90 per CTO share. At June 30, 2006, the market value and carrying value of the investment was $16.9 million (before taxes).

No other investments of the insurance companies have reached a threshold requiring public disclosure under the securities laws of the countries where the investments are held.

Physicians Insurance Company of Ohio
During the second quarter of 2006, Physicians generated total revenues of $811,000, including realized gains of $146,000. Operating and underwriting expenses were $158,000, resulting in income before taxes of $653,000.

During the first half of 2006, Physicians generated total revenues of $6.3 million, including realized gains of $5.2 million. Operating and underwriting expenses were $363,000, resulting in income before taxes of $5.9 million.

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES (In Millions)

	June 30, 2006	March 31, 2006	December 31, 2005
Direct Reserves	$12.6	$12.7	$12.9
Ceded Reserves	(1.0)	(1.0)	(1.0)
Net Medical Professional Liability Insurance Reserves	$11.6	$11.7	$11.9

At June 30, 2006, Physicians’ loss and loss adjustment reserves were $11.6 million, net of reinsurance, compared to $11.7 million at March 31, 2006, and $11.9 million at December 31, 2005. Reserves decreased by $150,000 during the second quarter and $263,000 during the first half, due to the payment of losses and loss adjustment expenses. Recoveries from reinsurance companies were immaterial in both periods. No unusual trends in claims were noted.

Citation Insurance Company
During the second quarter of 2006, Citation generated total revenues of $249,000. Operating and underwriting expenses were $153,000, resulting in income before taxes of $96,000.

During the first half of 2006, Citation generated total revenues of $2 million, including realized gains of $1.5 million. Operating and underwriting expenses were $348,000, resulting in income before taxes of $1.6 million.

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES (In Millions)

	June 30, 2006	March 31, 2006	December 31, 2005
Property & Casualty Insurance
Direct Reserves	$7.6	$7.9	$8.2
Ceded Reserves	(1.8)	(1.7)	(1.8)
Net Property & Casualty Insurance Reserves	$5.8	$6.2	$6.4

Workers’ Compensation Insurance
Direct Reserves	$24.4	$24.9	$25.6
Ceded Reserves	(12.4)	(12.8)	(13.1)
Net Workers’ Compensation Insurance Reserves	$12	$12.1	$12.5

Total Reserves	$17.8	$18.3	$18.9

At June 30, 2006, Citation’s claims reserves were $17.8 million, net of reinsurance, consisting of $5.8 million in net property and casualty insurance reserves and $12 million in net workers’ compensation reserves. At March 31, 2006, Citation’s claims reserves were $18.3 million, net of reinsurance, consisting of $6.2 million in net property and casualty insurance reserves and $12.1 million in net workers’ compensation reserves. At December 31, 2005, Citation’s claims reserves were $18.9 million, net of reinsurance, consisting of $6.4 million in net property and casualty insurance reserves and $12.5 million in net workers’ compensation reserves. There were no unusual trends in claims during the first half of 2006.

During the first half of 2006, Citation’s net property and casualty insurance reserves declined by $619,000 due to the payment of $638,000 in direct losses and loss adjustment expenses, partially offset by the recovery of approximately $19,000 from reinsurance companies. During the second quarter of 2006, Citation’s net property and casualty insurance reserves declined by $307,000.

During the first half of 2006, Citation’s net workers’ compensation reserves declined by $469,000 due to the payment of $1.2 million in direct losses and loss adjustment expenses, partially offset by the recovery of approximately $733,000 from reinsurance companies. During the second quarter of 2006, Citation’s net workers’ compensation reserves decreased $120,000.

HYPERFEED TECHNOLOGIES

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues:
Service	$882,000	$1,045,000	$1,880,000	$1,934,000
Investment Income	1,000		2,000
Segment Total Revenues	$883,000	$1,045,000	$1,882,000	$1,934,000

Expenses:
Cost of service	$(441,000)	$ (279,000)	$ (887,000)	$ (562,000)
Depreciation and amortization	(130,000)	(196,000)	(292,000)	(409,000)
Other	(2,758,000)	(2,139,000)	(5,721,000)	(4,231,000)
Segment Total Expenses	$(3,329,000)	$(2,614,000)	$(6,900,000)	$(5,202,000)

Segment Loss Before Taxes and Minority Interest	$(2,446,000)	$(1,569,000)	$(5,018,000)	$(3,268,000)

During the second quarter of 2006, HyperFeed generated $883,000 in revenues. Service revenues were $882,000 and the costs of service were $441,000, resulting in gross margin of $441,000. After the deduction of $2.9 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $2.4 million.

During the second quarter of 2005, HyperFeed generated $1 million in revenues. Service revenues were $1 million and the costs of service were $279,000, resulting in gross margin of $766,000. After the deduction of $2.3 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $1.6 million.

Year over year, the second quarter segment loss increased by $877,000. Other operating expenses increased by $553,000, primarily due to increases in the cost of labor, communications, and data. In addition, revenues decreased $162,000, primarily due to the inclusion of two one-time fee contracts in 2005, which did not recur in 2006.

During the first half of 2006, HyperFeed generated $1.9 million in revenues. Service revenues were $1.9 million and the costs of service were $887,000, resulting in gross margin of $993,000. After the deduction of $6.9 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $5 million.

During the first half of 2005, HyperFeed generated $1.9 million in revenues. Service revenues were $1.9 million and the costs of service were $562,000, resulting in gross margin of $1.4 million. After the deduction of $5.2 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $3.3 million.

Year over year, the first half segment loss increased by $1.7 million. Although service revenues were little changed year over year, higher cost of service (primarily data license fees) reduced gross margin by $325,000. In addition, other operating expenses increased by $1.4 million year over year, primarily due to increases in the cost of labor, communications, and data.

DISCONTINUED OPERATIONS

During 2003, HyperFeed sold two businesses, which are now recorded as discontinued operations: its retail trading business and its consolidated market data feed customers. The discontinued operations of HyperFeed broke even after-tax in the second quarter of 2006, compared to a $17,000 after-tax loss in the second quarter of 2005. In the first half of 2006, the discontinued operations of HyperFeed generated an after-tax gain of $165,000, compared to an after-tax loss of $40,000 in the first half of 2005.

LIQUIDITY AND CAPITAL RESOURCES--SIX MONTHS ENDED JUNE 30, 2006 AND 2005

PICO’s assets primarily consist of our operating subsidiaries, holdings in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $97.1 million in cash and equivalents at June 30, 2006, compared to $53.7 million at March 31, 2006 and $37.8 million at December 31, 2005. The increase in cash and cash equivalents was primarily due to the May 2006 sale of 2.6 million shares of the Company’s common stock for net proceeds of $73.9 million.

Our cash flow position fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our insurance company investment portfolios. Our primary sources of funds include cash balances, cash flow from operations, the sale of holdings, and--potentially--the proceeds of borrowings or offerings of equity and debt. Currently, management believes that cash balances and cash flows are adequate to service existing debt and fund operations for the next twelve months.

In broad terms, the cash flow profile of our principal operating subsidiaries is:

•
As Vidler’s water assets are monetized, Vidler is generating free cash flow as receipts from the sale of real estate and water assets have overtaken maintenance capital expenditure, financing costs, and operating expenses;

•
Nevada Land is actively selling land which has reached its highest and best use. Nevada Land’s principal sources of cash flow are the proceeds of cash sales and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land’s operating costs, so Nevada Land is generating strong cash flow;

•
Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation. The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance companies; and

•
HyperFeed maintains its own cash and cash equivalents balances, and borrowings. At June 30, 2006, HyperFeed held approximately $173,000 in cash and cash equivalents, and no external borrowings. PICO has extended a $10 million secured convertible promissory to HyperFeed, on which $6.7 million was drawn at June 30, 2006. Subsequent to June 30, 2006 HyperFeed had drawn another $950,000. PICO anticipates HyperFeed drawing the balance of the note over the next several months. In addition, if the proposed merger with Exegy, Inc. closes, PICO will invest another $5 million into HyperFeed on or around the close of the merger. See “Business Acquisitions and Financing” segment in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

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

As shown in the Condensed Consolidated Statements of Cash Flow, cash and cash equivalents increased by $59.3 million in the first half of 2006, compared to a $94.5 million net increase in the first half of 2005.

During the first half of 2006, Operating Activities used cash of $12.4 million. The principal components of 2006 operating cash flows include the payment of claims by Citation and Physicians and the cost of drilling wells in several locations by Vidler.

During the first half of 2005, Operating Activities generated cash of $82.3 million. Vidler’s sale of real estate and water assets in the Harquahala Valley Irrigation District generated an operating cash inflow of approximately $87.4 million. All other operating activities resulted in a net cash outflow of $4.1 million.

Investing Activities provided $587,000 of cash in the first half of 2006, compared to $8.2 million of cash used in the first half of 2005. The sale and maturity of investments exceeded purchases, providing $11.1 million in cash. The principal use of investing cash was $9 million in outlays for property and equipment, primarily related to the Fish Springs pipeline project. The use of $9.2 million of cash in Investing Activities in 2005 primarily consisted of the purchase of $13.3 million of fixed-income securities, partially offset by $5.2 million cash provided by the sale or maturity of fixed-income securities.

Financing Activities provided $73.4 million of cash in the first half of 2006. This primarily represented the sale of 2.6 million newly-issued shares of PICO common stock for net proceeds of $73.9 million. In the first half of 2005, Financing Activities provided $17.5 million of cash. This primarily represented the sale of 905,000 newly-issued shares of PICO common stock for net proceeds of $21.4 million, partially offset by the repayment of $3.9 million in principal on notes collateralized by certain farm properties which Vidler sold in the Harquahala Valley Irrigation District.

During the first half of 2006, we continued to design a pipeline to convey water from the Fish Springs Ranch to a storage tank near Reno, Nevada, and began construction of a plant to generate the electricity which will be required to pump the water. The total cost of the pipeline project is estimated to be in the $78 million to $83 million range, which will be outlaid over the next 12 to 18 months. As of June 30, 2006, approximately $7.7 million of costs related to the design and construction of the Fish Springs Ranch pipeline project has been capitalized. Vidler has commitments for future capital expenditure amounting to approximately $10.1 million, and is in the process of obtaining additional bids for the remaining construction.

Share Repurchase Program
In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

As of June 30, 2006, no stock had been repurchased under this authorization.

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

We engage in various water resource acquisitions, management, development, and sale and lease activities. Accordingly, our long-term future profitability will primarily be dependent on our ability to develop and sell or lease water and water rights, and will be affected by various factors, including timing of acquisitions, transportation arrangements, and changing technology. To the extent we possess junior or conditional water rights, such rights may be subordinated to superior water right holders in periods of low flow or drought.

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

In the future, we anticipate that a significant amount of Vidler’s revenues and asset value will come from a limited number of assets, including our water resources in Nevada and Arizona and the Vidler Arizona Recharge Facility. Although we continue to acquire and develop additional water assets, in the foreseeable future we anticipate that our revenues will still be derived from a limited number of assets, primarily located in Arizona and Nevada.

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

Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations. At June 30, 2006, the closing price of our common stock on the NASDAQ Global Market was $32.25 per share, compared to $15.67 at December 31, 2003. On a quarterly basis between these two dates, closing prices have ranged from a high of $35.37 to a low of $15.31.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, SEC regulations and NASDAQ Stock Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of substantial financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties and we may be required to indemnify them for any expenses incurred in defending against claims. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changes laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation could be harmed.

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

Item 3: Quantitative and Qualitative Disclosure about Market Risk

    PICO’s balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO’s borrowings are short to medium term in nature and therefore approximate fair value. At June 30, 2006, PICO had $93.4 million of fixed maturity securities, $188.4 million of marketable equity securities that were subject to market risk, of which $108.7 million were denominated in foreign currencies, primarily Swiss francs. PICO’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

    PICO uses two models to report the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. The sensitivity analysis duration model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price if the security. At June 30, 2006, the model calculated a loss in fair value of $1.8 million. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of PICO’s marketable equity securities produced a loss in fair value of $37.7 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of PICO’s foreign denominated investments produced a loss of $19.2 million that would impact the foreign currency translation in shareholders’ equity.

Item 4: Controls and Procedures

   Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There were no material changes in our internal controls over financial reporting for the three months ended June 30, 2006.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2006, the Company completed a private placement of 2.6 million newly-issued common shares to accredited investors at a price of $30.00 per share, for net proceeds of $73.9 million. Merriman, Curham, Ford and Co. served as placement agent for the transaction. The aggregate offering price was $78 million and the aggregate commissions were $3.9 million. The sale of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. Under the terms of the agreement between the Company and the accredited investors, the Company filed a Registration Statement on Form S-3 with the SEC to register these 2.6 million common shares for resale and naming the accredited investors as Selling Shareholders therein. The SEC declared the registration statement effective June 7, 2006. The Selling Shareholders table from the registration statement is incorporated by reference into this Item 2 of Part II of this report.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a)Total number of shares purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

4/1/06 - 4/30/06	-	-
5/1/06 - 5/31/06	-	-
6/1/06 - 630/06	-	-

(1) In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash. As of June 30, 2006, no stock had been repurchased under this authorization.

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

PICO HOLDINGS, INC.

Dated: August 7, 2006 By: /s/ Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)