Form 10-Q
period 2006-09-30
PICO HOLDINGS INC /NEW
filed 2006-11-09
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 15,880,458 as of September 30, 2006, excluding 3,228,300 shares of common stock held by the registrant’s subsidiaries.

PICO HOLDINGS, INC.

FORM 10-Q
For the Three and Nine Months Ended September 30, 2006

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Investments	$286,098,163	$287,446,334
Cash and cash equivalents	115,806,003	37,794,416
Notes and other receivables, net	15,819,756	14,692,888
Reinsurance receivables	15,182,387	16,186,105
Real estate and water assets, net	87,293,218	76,891,435
Property and equipment, net	561,239	1,572,492
Other assets	3,126,937	7,188,858
Other assets - Discontinued Operations		57,094
Total assets	$523,887,703	$441,829,622

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$42,327,094	$46,646,906
Deferred compensation	47,945,241	42,737,293
Bank and other borrowings	12,399,452	12,334,868
Deferred income taxes	10,419,434	17,239,062
Other liabilities	20,179,868	20,039,392
Reinsurance balance payable	317,431	325,081
Other liabilities - Discontinued Operations	370,365	533,548
Total liabilities	133,958,885	139,856,150
Minority interest		1,098,515
Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
20,306,923 issued in 2006 and 17,706,923 issued in 2005	20,307	17,707
Additional paid-in capital	331,582,308	257,466,412
Retained earnings	81,155,822	61,725,860
Accumulated other comprehensive income	55,465,191	60,092,462
Treasury stock, at cost (common shares: 4,426,465 in 2006 and 4,435,483 in 2005)	(78,294,810)	(78,427,484)
Total shareholders' equity	389,928,818	300,874,957
Total liabilities and shareholders' equity	$523,887,703	$441,829,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Revenues:
Net investment income	$3,311,097	$2,107,541	$9,816,302	$5,919,806
Net realized gain on investments	3,906,008	502,664	19,279,304	7,017,213
Sale of real estate and water assets	28,310,663	3,914,241	33,399,627	102,239,065
Rents, royalties and lease income	87,178	187,258	722,161	771,816
Service revenue	1,026,913	1,406,844	2,907,268	3,340,427
Other	586,113	19,121	779,989	176,269
Total revenues	37,227,972	8,137,669	66,904,651	119,464,596
Costs and Expenses:
Operating and other costs	16,093,762	17,524,579	30,176,736	55,369,189
Cost of real estate and water assets sold	5,816,820	1,446,442	7,498,442	40,471,389
Cost of service revenue	438,805	440,053	1,326,162	1,002,050
Depreciation and amortization	492,378	496,905	1,459,766	1,622,287
Interest	121,826	79,379	332,586	584,510
Total costs and expenses	22,963,591	19,987,358	40,793,692	99,049,425
Income (loss) before income taxes and minority interest	14,264,381	(11,849,689)	26,110,959	20,415,171
Provision (benefit) for income taxes	2,608,646	(2,259,342)	7,045,249	14,319,896
Income (loss) before minority interest	11,655,735	(9,590,347)	19,065,710	6,095,275
Minority interest in loss of subsidiaries	8,843	231,514	34,252	1,214,692
Income (loss) from continuing operations	11,664,578	(9,358,833)	19,099,962	7,309,967
Income from discontinued operations, net of tax	165,000	75,732	330,000	36,083
Net income (loss)	$11,829,578	$(9,283,101)	$19,429,962	$7,346,050

Net income (loss) per common share - basic and diluted:
Income (loss) from continuing operations	$0.73	$(0.71)	$1.30	$0.57
Discontinued operations	0.01	0.01	0.02
Net income (loss) per common share	$0.74	$(0.70)	$1.32	$0.57
Weighted average shares outstanding	15,880,458	13,271,440	14,712,267	12,859,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
OPERATING ACTIVITIES:
Net cash provided by operating activities	$9,079,884	$62,322,812
Net cash provided by (used in) discontinued operations	213,080	(579,067)
	9,292,964	61,743,745
INVESTING ACTIVITIES:
Purchases of investments	(72,087,598)	(94,697,270)
Proceeds from sale of investments	39,342,472	17,379,539
Proceeds from maturity of investments	45,728,000	1,250,000
Purchases of property and equipment and costs capitalized to water infrastructure	(13,955,733)	(722,443)
Proceeds from the sale of property and equipment		1,550
Capitalized software costs	(1,400,394)	(2,156,587)
Net cash used in investing activities	(2,373,253)	(78,945,211)

FINANCING ACTIVITIES:
Proceeds from common stock offering, net	73,945,146	21,378,095
Repayment of borrowings	(537,928)	(3,915,176)
Proceeds from borrowings		35,000
Distribution to partner of V&B (minority interest)	(700,000)
Proceeds from exercise of stock options (HyperFeed)	1,727	7,633
Purchase of treasury stock for deferred compensation plans		(839)
Net cash provided by financing activities	72,708,945	17,504,713

Effect of exchange rate changes on cash	(1,617,069)	3,326,824

INCREASE IN CASH AND CASH EQUIVALENTS	78,011,587	3,630,071

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,794,416	17,407,138

CASH AND CASH EQUIVALENTS, END OF PERIOD	$115,806,003	$21,037,209

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$330,427	$566,831
Cash paid for income taxes	$5,646,797	$19,917,021
Distribution of treasury stock to settle deferred compensation liability	$306,027

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

The preparation of condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of the carrying value of real estate and water assets, investments, unpaid losses and loss adjustment expenses, deferred income taxes, accounts and loans receivable, and contingent liabilities. While management believes that the carrying values of such assets and liabilities are appropriate as of September 30, 2006 and December 31, 2005, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation:

On January 1, 2006, PICO adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as PICO formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses over the requisite employee service period in the consolidated statement of operations.

PICO adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). However, as PICO had no unvested stock options outstanding, the adoption of SFAS 123R had no impact on the accompanying condensed consolidated financial statements.

Similarly, because PICO had no stock options outstanding during the three and nine months ended September 30, 2005, there was no difference between reported net loss and pro forma net loss (as required to be disclosed under SFAS No. 123) for that period. However, the Company’s consolidated subsidiary, HyperFeed Technologies, Inc. has stock options outstanding and recorded stock-based compensation expense of $84,000 and $238,000 for the three and nine months ended September 30, 2006. HyperFeed’s pro forma stock-based compensation expense for the three and nine months ended September 30, 2005 was $41,000 and $141,000, respectively.

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

As of September 30, 2006 2,185,965 stock-settled SARs were outstanding with a strike price of $33.76. The awards are fully vested and exercisable at anytime.

In the three and nine months ended September 30, 2005 compensation expense was recorded for previously outstanding cash settled SARs issued from the 2003 cash-settled SAR Plan. Compensation cost was measured as the amount by which the quoted market price of PICO stock exceeded the exercise price at the end of the period. Changes in the quoted market price were reflected as an adjustment to the accrued compensation obligation and compensation expense in the Company’s consolidated financial statements. The Company recorded compensation expense of $6.6 million and $23.9 million for the three and nine months ended September 30, 2005, respectively, representing the difference between the exercise price of the vested SARs and the market value of PICO stock at the end of each period. The cash liability for the accrued benefit was transferred to Rabbi Trust accounts in September 2005 leaving no accrued stock appreciation rights payable and increasing deferred compensation in the accompanying consolidated balance sheets.

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

During the nine months ended September 30, 2006, the Company distributed treasury stock with a value of $306,000 that was held in trust accounts for certain Directors of the Company in satisfaction of deferred compensation obligations.

Employee Compensation and Bonus Plans:

In the three and nine months ended September 30, 2006, the Company accrued $1.8 million and $3.9 million, respectively, in estimated incentive award payable to certain members of management in accordance with the provisions of the Company’s bonus plan. The final annual accrual will change based on fluctuation in book value per share of the Company for the remainder of 2006. In addition, the accrual is based on the assumption that the increase in the Company’s book value per share will again exceed 80% of the annual return of the S&P 500 for the past five years. In addition, $813,000 in incentive award was recorded for certain members of Vidler Water Company’s (“Vidler”) management based on the combined net income of Vidler and Nevada Land and Resource Company (“NLRC”) in accordance with the related bonus plan. Vidler and NLRC are consolidated subsidiaries.

For the three and nine months ended September 30, 2005, the Company accrued $3.7 million and $6.3 million, respectively, in estimated incentive award payable in accordance with the provisions of the Company’s bonus plan. In addition, for the three and nine months ended September 30, 2005, $30,000 and $2.2 million, respectively, in incentive award was recorded for certain members of Vidler management based on the combined net income of Vidler and NLRC in accordance with the related bonus plan.

Notes and other receivables:

Notes and other receivables primarily consist of installment notes from the sale of real estate. These notes generally have terms ranging from three to ten years, with interest rates of 7% to 10%. The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends. For the three and nine months ended September 30, 2006 and 2005, no significant provision had been recorded.

   Federal, State and Local Income Taxes:

   The effective tax rate for the nine months ended September 30, 2006 is 27% compared to 70.1% for the nine months ended September 30, 2005.  In the nine months ended September 30, 2006, the effective tax rate is lower than  35% primarily due to the recognition of a $4.7 million tax benefit for the antticipated worthless stock deduction for PICO's tax basis of HyperFeed.  The effective rate of the provision for income taxes for the nine months ended September 30, 2005 was higher than the federal rate of 35% due primarily to the lack of tax benefit recorded for the operating losses of HyperFeed, and certain state income tax accruals.

Reclassification

Stock appreciation rights expense of $6.6 million and $23.9 million in the three and nine months ended September 30, 2005, respectively, has been reclassified from a separate line item to operating and other costs in the accompanying condensed consolidated statements of operations.

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

FIN 48 - In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

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

SFAS 157 - In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157) "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in those instances where other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective on January 1, 2008. PICO is currently evaluating the impact of this pronouncement on the consolidated financial statements.

SFAS 158 - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The adoption of SFAS 158 is not expected to have a material effect on PICO’s financial statements.

SAB 108 - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. PICO is required to adopt SAB 108 for the year ending December 31, 2006. The adoption of SAB 108 is not expected to have a material effect on PICO’s financial statements.

2. Net Income Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of potentially dilutive securities such as PICO’s stock-settled stock appreciation rights (SARs), using the treasury method, if dilutive. The number of additional shares is calculated by assuming that the SARs were exercised, and that the proceeds were used to acquire shares of common stock at the average market price during the period.

For the three and nine months ended September 30, 2006 the Company’s stock-settled SARs are not included in the diluted per share calculation because they are out-of-the-money and consequently, their effect on earnings per share is anti-dilutive.

During the three and nine months ended September 30, 2005, the Company had cash-settled stock appreciation rights outstanding. The rights were not considered common stock equivalents for purposes of earnings per share because they were not convertible into shares of the Company’s common stock when exercised; the benefit was payable in cash. Consequently, diluted earnings per share was identical to basic earnings per share.

3. Comprehensive Income

The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

The components of comprehensive income are as follows:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Net income (loss)	$11,829,578	$(9,283,101)	$19,429,962	$7,346,050
Net change in unrealized appreciation
(depreciation) on available for sale investments	1,956,060	1,050,150	(4,791,041)	19,618,815
Net change in foreign currency translation	202,084	(5,278)	163,770	(472,124)
Total comprehensive income (loss)	$13,987,722	$(8,238,229)	$14,802,691	$26,492,741

Total comprehensive income (loss) for the three and nine months ended September 30, 2006 is net of deferred income tax benefit of $1.9 million and $6.9 million, respectively. Total comprehensive loss for the three months ended September 30, 2005 is net of deferred income tax benefit of $93,000 and total comprehensive income for the nine months ended September 30, 2005 is net of a deferred income tax charge of $4.1 million.

The components of accumulated other comprehensive income:

	September 30, 2006	December 31, 2005
Unrealized appreciation on available for sale investments	$61,333,371	$66,124,412
Foreign currency translation	(5,868,180)	(6,031,950)
Accumulated other comprehensive income	$55,465,191	$60,092,462

Accumulated other comprehensive income is net of deferred income tax liabilities of $28.7 million and $32.7 million at September 30, 2006 and December 31, 2005, respectively.

    Investments:

   At September 30, 2006, the Company had $1.6 million of unrealized losses before tax and $91.4 million of unrealized gains before tax.

Marketable equity securities: The Company’s $194.9 million investments in marketable equity securities at September 30, 2006 consist primarily of investments in common stock of other publicly traded companies. The gross unrealized gains and losses on equity securities were $90.9 million and $816,000, respectively, at September 30, 2006 and $99.2 million and $234,000, respectively, at December 31, 2005.  The majority of the losses at September 30, 2006 were continuously below cost for less than 12 months.

Corporate Bonds and US Treasury Obligations: At September 30, 2006, the bond portfolio consists of $90.1 million of publicly traded corporate bonds and $1.1 million United States Treasury obligations. The total bond portfolio had gross unrealized gains and losses of $507,000 and $760,000 respectively, at September 30, 2006 and $461,000 and $768,000 at December 31, 2005. At September 30, 2006 $458,000 of the total gross loss was continuously below amortized cost for greater than 12 months. The Company does not consider these investments to be other than temporarily impaired because of its intent and ability to hold these bonds until recovery of fair value, which may be maturity. The impairment is mostly due to interest rate fluctuations rather than deterioration of the underlying issuer of the particular bonds.

4. Commitments and Contingencies

During the first quarter of 2006, the Company entered into a Secured Convertible Promissory Note Agreement (“Note”) with its 80%-owned consolidated subsidiary, HyperFeed Technologies, Inc. (“HyperFeed”). The maximum borrowing under the Note is $10 million and interest accrues at prime plus 2.75%. The exercise price of the conversion right is the lesser of $1.05 or 80% of the 5 day average at the exercise date. The Company can elect to convert all or any part of the principal and interest outstanding into common stock of HyperFeed at any time. At September 30, 2006 HyperFeed had borrowed $9.7 million and subsequently borrowed the remaining $320,000. The intercompany Note and related interest have been eliminated in consolidation.

On June 19, 2006, HyperFeed announced a merger agreement with Exegy Incorporated ("Exegy"). Under the terms of the merger agreement the security holders of HyperFeed would have owned 50% of the merged company on a fully-diluted basis, and the security holders of Exegy would have owned 50% of the merged company on a fully-diluted basis.

After further negotiations between HyperFeed and Exegy and in an attempt to expedite the timing of a potential business combination primarily because of HyperFeed’s liquidity issues, HyperFeed decided to abandon the merger and instead entered into the Contribution Agreement with PICO and Exegy. In a filing with the U.S. Securities and Exchange Commission on Form 8-K on August 29, 2006, the parties announced that they had entered into a Contribution Agreement on August 25, 2006 by and among, PICO, HyperFeed and Exegy. Pursuant to the terms of the Contribution Agreement, the previously announced June 19, 2006 merger was terminated.

In a letter dated November 7, 2006, Exegy informed PICO and HyperFeed that it was terminating the Contribution Agreement among Exegy, HyperFeed and PICO Holdings, Inc. dated August 25, 2006. Under the terms of the Contribution Agreement, PICO would have contributed to Exegy all shares of the common stock of HyperFeed owned by it and received by it upon conversion of outstanding amounts owed under a Convertible Note dated March 30, 2006. In addition, PICO and stockholders of Exegy would have contributed a combined $10 million in cash to Exegy. Under the terms of Contribution Agreement, in exchange for its contribution of cash and equity to Exegy, PICO would have received approximately 15.4 million shares of Series A-3 Preferred Stock of Exegy representing 50% of the equity of Exegy.

At this time, PICO and HyperFeed dispute Exegy’s right to terminate the Contribution Agreement and plan to vigorously defend its rights thereunder through all available legal means.

  Given the uncertainty of additional funding available to HyperFeed due to the termination of the Contribution Agreement and therefore for HyperFeed to continue as a going concern, it is expected that HyperFeed will file for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code. As a result of these events, HyperFeed has assessed the fair value of its long-lived assets, primarily technology and computer equipment, for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and has determined that the undiscounted cash flows from use of such assets will be less than the carrying value of the asset group. Therefore, HyperFeed recorded an impairment charge of $4.9 million, included in the Operating and Other Costs in the financial statements, during the three months ended September 30, 2006, to reduce all of HyperFeed’s assets to estimated fair value at September 30, 2006. PICO has preliminarily estimated the fair value of these assets using the discounted cash flows and estimated selling prices. PICO anticipates that once HyperFeed files bankruptcy, the assets and liabilities will be deconsolidated from PICO’s consolidated financial statements. Consequently, the remaining net liabilities, $3.9 million at September 30, 2006, would be reported as a gain on the deconsolidation of HyperFeed.

The Company has spent approximately $12 million on construction of the pipeline project to convey water from the Fish Springs Ranch to a storage tank near Reno, Nevada. The total cost of the pipeline project is estimated to be between $78 million to $83 million, which will be incurred over the next 9 to 15 months. At September 30, 2006 Vidler has remaining commitments for future capital expenditure of approximately $41.5 million. The final regulatory approval required for the pipeline project is a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006.  Subsequently, there were two protests against the ROD, and the matter was appealed to the Interior Board of Land Appeals (“IBLA”).  During the third quarter, the IBLA dismissed the two protests. However, in October 2006, one protestant filed an action with the U.S. District Court against the Beaurea of Land Management ("BLM") and the US Department of the Interior. The complaint is identical to the appeal dismissed by the IBLA. The Company believes that this latest legal action is likely to fail.

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

The accounting policies of the reportable segments are the same as those described in the Company’s 2005 Annual Report on Form 10-K. Management analyzes segments using the following information:

Segment assets:
	At September 30, 2006	At December 31, 2005
Total Assets:
Water Resource and Water Storage Operations	$141,866,851	$86,353,051
Real Estate Operations in Nevada	67,816,684	66,513,641
Business Acquisitions and Financing	158,293,551	127,980,663
Insurance Operations in Run Off	155,011,468	156,366,749
HyperFeed Technologies, Inc.	899,149	4,615,518
	$523,887,703	$441,829,622

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Water Resource and Water Storage Operations	$4,343,945	$789,984	$5,326,229	$95,789,510
Real Estate Operations in Nevada	26,021,029	4,277,212	32,412,616	8,795,171
Business Acquisitions and Financing	1,852,718	859,731	14,013,587	4,743,211
Insurance Operations in Run Off	3,981,139	803,828	12,241,059	6,796,125
HyperFeed Technologies	1,029,141	1,406,914	2,911,160	3,340,579
Total Revenues	$37,227,972	$8,137,669	$66,904,651	$119,464,596

Income (Loss) Before Taxes and Minority Interest:
Water Resource and Water Storage Operations	$452,045	$(1,287,282)	$(1,509,332)	$49,027,144
Real Estate Operations in Nevada	21,262,153	2,379,487	24,912,546	4,795,600
Business Acquisitions and Financing	(3,261,070)	(11,607,367)	4,366,077	(34,212,034)
Insurance Operations in Run Off	3,585,947	470,174	11,134,949	5,877,631
HyperFeed Technologies	(7,774,694)	(1,804,701)	(12,793,281)	(5,073,170)
Income Before Taxes and Minority Interest	$14,264,381	$(11,849,689)	$26,110,959	$20,415,171

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

Although forward-looking statements in this Form 10-Q represent the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from those discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the heading “Risk Factors” and elsewhere in our 2005 Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to revise or update any forward-looking statement in order to reflect any event or circumstance which may arise after the date of this Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and our 2005 Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors which may affect our business, financial condition, results of operations, and prospects.

INTRODUCTION
PICO Holdings, Inc. (PICO and its subsidiaries are collectively referred to as “PICO” and “the Company,” and by words such as “we” and “our”) is a diversified holding company. We seek to acquire businesses and interests in businesses which we identify as undervalued based on fundamental analysis--that is, our assessment of what the business is worth, based on the private market value of its assets, earnings, and cash flow.   Typically, the businesses will be generating free cash flow and have a low level of debt, or, alternatively, strong interest coverage ratios or the ability to realize surplus assets. As well as being undervalued, the business must have special qualities such as unique assets, a potential catalyst for change, or be in an industry with attractive economics. We are also interested in acquiring businesses and interests in businesses where there is significant unrecognized value in land and other tangible assets.

We have acquired businesses and interests in businesses by the acquisition of private companies, and the purchase of shares in public companies, both directly through participation in financing transactions and through open market purchases. When acquisitions become core operations, we become actively involved in the management and strategic direction of the business.

Our objective is to maximize long-term shareholder value.  We manage our operations to achieve a superior return on net assets.  This return can be increased through the acquisition of operations or assets at a significant discount to our assessment of current realizable value, and enhancing that value through incorporation with existing operations or the development of more viable operations.

We regularly monitor and evaluate our operations to determine how best to maximize shareholder value, which may result in the sale of existing operations, or the acquisition of new business or assets.

Our business is separated into five major operating segments:
•	Water Resource and Water Storage Operations;
•	Real Estate Operations in Nevada;
•	Business Acquisitions and Financing (contains businesses, interests in businesses, and other parent company assets);
•	Insurance Operations in “Run Off”; and
•	HyperFeed Technologies, Inc. (“HyperFeed”).

Currently our major consolidated subsidiaries are:
•	Vidler Water Company, Inc. (“Vidler”), which develops and owns water resources and water storage operations in the southwestern United States, primarily in Nevada and Arizona;
•	Nevada Land & Resource Company, LLC (“Nevada Land”), which owns approximately 648,000 acres of land in Nevada, and certain mineral rights and water rights related to the land owned;
•	Physicians Insurance Company of Ohio (“Physicians”), which is running off its medical professional liability insurance loss reserves;
•	Citation Insurance Company (“Citation”), which is running off its historic property & casualty insurance and workers’ compensation loss reserves;
•	Global Equity AG, which holds our interest in Jungfraubahn Holding AG; and
•	HyperFeed, which is a developer of ticker plant technologies, data distribution, smart order routing, and managed data services to the financial community.

RESULTS OF OPERATIONS--THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Shareholders’ Equity
At September 30, 2006, PICO had shareholders’ equity of $389.9 million ($24.55 per share), compared to $375.9 million ($23.67 per share) at June 30, 2006, and $300.9 million ($22.67 per share) at December 31, 2005. Book value per share increased by $1.88, or 8.3%, during the first nine months of 2006, and by $0.88, or 3.7%, during the third quarter of 2006.

During the third quarter of 2006, shareholders’ equity increased by $14 million, primarily due to the quarter’s net income of $11.8 million, and a $2 million increase in unrealized appreciation in investments.

The $89.1 million increase in shareholders’ equity during the first nine months of 2006 primarily resulted from the issuance of 2.6 million new shares for net proceeds of $73.9 million, and the reported $19.4 million in net income for the nine months.

Comprehensive Income
In accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” PICO reports comprehensive income as well as net income from the Condensed Consolidated Statement of Operations. Comprehensive income measures changes in shareholders’ equity from non-owner sources, and includes unrealized items which are not recorded in the Consolidated Statement of Operations, for example, foreign currency translation and the change in investment gains and losses on available-for-sale securities.

For the third quarter of 2006, PICO recorded comprehensive income of $14 million, which primarily consisted of the quarter’s net income of $11.8 million, and a $2 million increase in unrealized appreciation in investments.

For the first nine months of 2006, PICO recorded comprehensive income of $14.8 million, principally represented by the first nine months’ $19.4 million in net income, which was partially offset by a $4.8 million net reduction in unrealized appreciation in investments. During the first nine months of 2006, gains of $19.3 million were realized and recognized as income in the Consolidated Statements of Operations. Unrealized appreciation in available-for-sale investments, net of deferred taxes, was $66.1 million at December 31, 2005, and $61.3 million at September 30, 2006, which represents a decrease of $4.8 million between the two balance sheet dates.

Segment Results of Operations
Segment revenues and income (loss) before taxes and minority interest for the third quarter and first nine months of 2006 and 2005 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Water Resource and Water Storage Operations	$4,344,000	$790,000	$5,326,000	$95,790,000
Real Estate Operations in Nevada	26,021,000	4,277,000	32,413,000	8,795,000
Business Acquisitions and Financing	1,853,000	860,000	14,014,000	4,743,000
Insurance Operations in Run Off	3,981,000	804,000	12,241,000	6,796,000
HyperFeed Technologies	1,029,000	1,407,000	2,911,000	3,341,000
Total Revenues	$37,228,000	$8,138,000	$66,905,000	$119,465,000

Income (Loss) Before Taxes and Minority Interest:
Water Resource and Water Storage Operations	$452,000	$(1,287,000)	$(1,509,000)	$49,027,000
Real Estate Operations in Nevada	21,262,000	2,379,000	24,913,000	4,796,000
Business Acquisitions and Financing	(3,261,000)	(11,607,000)	4,366,000	(34,212,000)
Insurance Operations in Run Off	3,586,000	470,000	11,135,000	5,877,000
HyperFeed Technologies	(7,775,000)	(1,805,000)	(12,794,000)	(5,073,000)
Income (Loss) Before Taxes and Minority Interest	$14,264,000	$(11,850,000)	$26,111,000	$20,415,000

Third Quarter Net Income (Loss)
Third quarter revenues increased $29.1 million year over year. This was primarily due to Nevada Land’s sale of real estate and water assets at Spring Valley Ranch which added $22 million to revenues in 2006. In addition, Insurance Operations in Run Off segment revenues were $3.2 million higher year over year due to a $3.2 million increase in realized gains, and Water Resource and Water Storage Operations segments revenues were $3.6 million higher year over year, principally due to $2.9 million higher sales of land and water rights.

Third quarter costs and expenses were $23 million in 2006 and $19.9 million in 2005. In 2005, costs and expenses also included Stock Appreciation Rights (“SAR”) expense of $6.6 million in the third quarter, compared to zero in 2006. In the third quarter of 2006, costs and expenses included $3.2 million for the cost of the real estate and water assets sold at Spring Valley Ranch and an impairment charge of $4.9 million in HyperFeed.

PICO recorded income before taxes and minority interest of $14.3 million in the third quarter of 2006, compared to an $11.8 million loss in the third quarter of 2005. The $26.1 million year over year increase in third quarter income before taxes and minority interest primarily resulted from a $18.9 million increase in Real Estate Operations in Nevada segment income, principally due to the $18.8 million contribution to income from the sale of real estate and water assets at Spring Valley Ranch. The Business Acquisitions and Finance segment result improved by $8.3 million year over year, primarily due a $6.6 million expense related to SAR in the third quarter of 2005 which did not recur in 2006. In addition, the Insurance Operations in Run Off segment result improved by $3.1 million year over year, primarily due to a $3.2 million year over year increase in realized gains.  Offsetting these increases, the HyperFeed segment recorded a $4.9 million impairment charge reducing its non-cash assets to zero due to the assessment that the asset values were impaired due to the uncertainty of HyperFeed to continue as a going concern.

After a provision for taxes of $2.6 million, PICO reported net income of $11.8 million ($0.74 per share) for the third quarter of 2006, consisting of income of $11.7 million ($0.73 per share) from continuing operations and a gain from discontinued operations of $165,000 after-tax ($0.01 per share).  The effective tax rate for the three months ended September 30, 2006 is 18.3% compared to 19.1% for the three months ended September 30, 2005.  In the three months ended September 30, 2006, the effective tax rate is lower than 35% primarily due to the recognition of a $4.7 million tax benefit for the anticipated worthless stock deduction for PICO's tax basis of HyperFeed.  The effective tax rate of the benefit for income taxes for the three months ended September 30, 2005 was lower than the federal rate of 35% due primarily to the lack of tax benefit recorded for the operating losses of HyperFeed, and certain state income tax accruals.

For the third quarter of 2005, after a $2.3 million tax benefit, PICO incurred a net loss of $9.3 million ($0.70 per share), consisting of a $9.4 million ($0.71 per share) loss from continuing operations, partially offset by income from discontinued operations of $76,000 after-tax ($0.01 per share).

Nine Months Net Income
For the first nine months of 2006, revenues decreased $52.6 million year over year. This was primarily due to Vidler’s sale of real estate and water assets in the Harquahala Valley Irrigation District of Arizona for $94.4 million, which was included in revenues in the first nine months of 2005. This was partially offset by the sale of Spring Valley Ranch which added $22 million to revenues in 2006, and due to year over year increases in realized gains of $7.1 million in the Business Acquisitions & Financing segment, and $5.2 million in the Insurance Operations in Run Off segment.

For the first nine months of 2006, costs and expenses decreased $17.8 million year over year. In the first nine months of 2005, costs and expenses included $38.9 million for the cost of the real estate and water assets sold in the Harquahala Valley. In 2005, costs and expenses also included Stock Appreciation Rights (“SAR”) expense of $23.9 million, compared to zero in 2006. In the first nine months of 2006, costs and expenses approximately included $3.2 million for the cost of the real estate and water assets sold at Spring Valley Ranch and a $4.9 million impairment charge by HyperFeed that reduced its non-cash assets to zero due to the assessment that the asset values were impaired due to the uncertainty of HyperFeed to continue as a going concern.

   PICO generated income before taxes and minority interest of $26.1 million in the first nine months of 2006, compared to $20.4 million in income before taxes and minority interest in the first nine months of 2005. The $5.7 million year over year increase in nine-month income before taxes and minority interest primarily resulted from a $20.1 million year over year increase in Real Estate Operations in Nevada segment income, which was principally due to the $18.8 million contribution to income from the sale of real estate and water assets at Spring Valley Ranch in 2006. The Business Acquisitions and Finance segment result improved by $38.6 million year over year, primarily due to a $23.9 million expense related to SAR in the first nine months of 2005, compared to zero in 2006, as well as a $7.1 million year over year increase in realized gains and a $4.8 million year over year change in a foreign exchange benefit (expense). In addition, the Insurance Operations in Run Off segment result improved by $5.3 million year over year, primarily due to a $5.2 million year over year increase in realized gains. The increases in income in these segments were partially offset by a $50.5 million decrease in Water Resources and Water Storage Operations segment income, due to the $55.5 million contribution to income from the sale of real estate and water assets in the Harquahala Valley in 2005 which did not recur in 2006, and a $7.7 million year over year increase in HyperFeed’s segment loss.

After a provision for taxes of $7 million, in the first nine months of 2006, PICO reported net income of $19.4 million ($1.32 per share), consisting of income of $19.1 million ($1.30 per share) from continuing operations, and a gain from discontinued operations of $330,000 after-tax ($0.02 per share).   The effective tax rate for the nine months ended September 30, 2006 is 27% compared to 70.1% for the nine months ended September 30, 2005.  In the nine months ended September 30, 2006, the effective tax rate is lower than 35% primarily due to the recognition of a $4.7 million tax benefit for the antticipated worthless stock deduction for PICO's tax basis of HyperFeed.  The effective rate of the provision for income taxes for the nine months ended September 30, 2005 was higher than the federal rate of 35% due primarily to the lack of tax benefit recorded for the operating losses of HyperFeed, and certain state income tax accruals.

For the first nine months of 2005, after a $14.3 million provision for taxes, PICO reported net income of $7.3 million ($0.57 per share), consisting of $7.3 million ($0.57 per share) in income from continuing operations, and income from discontinued operations of $36,000 after-tax ($0.00 per share).

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Sale of Real Estate and Water Assets	$2,906,000	$26,000	$2,941,000	$94,573,000
Interest	1,031,000	692,000	1,914,000	787,000
Other	407,000	72,000	471,000	430,000
Segment Total Revenues	$4,344,000	$790,000	$5,326,000	$95,790,000

Expenses:
Cost of Real Estate and Water Assets Sold	$(1,593,000)	$(10,000)	$(1,605,000)	$(37,899,000)
Commission and Other Cost of Sales				(1,065,000)
Depreciation and Amortization	(313,000)	(271,000)	(902,000)	(907,000)
Interest		3,000		(269,000)
Overhead Expenses	(1,424,000)	(391,000)	(2,475,000)	(3,411,000)
Project Expenses	(562,000)	(1,408,000)	(1,853,000)	(3,212,000)
Segment Total Expenses	$(3,892,000)	$(2,077,000)	$(6,835,000)	$(46,763,000)

Income (Loss) Before Tax	$452,000	$(1,287,000)	$(1,509,000)	$49,027,000

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

Sale of Harquahala Valley Irrigation District Real Estate and Water Assets
In June 2005, Vidler closed on the sale of real estate and water assets in the Harquahala Valley Irrigation District of Arizona to a real estate developer. The sale of the Harquahala Valley Irrigation District real estate and water assets added $94.4 million to revenues and approximately $55.5 million to income before taxes.

Segment Results
In the third quarter of 2006, Vidler generated $4.3 million in revenues, including $2.9 million from the sale of the following real estate and water assets:
•
the Lincoln County Water District/Vidler undertaking (“Lincoln/Vidler”) sold approximately 570 acre-feet of water rights at Meadow Valley, Nevada for $6,050 per acre-foot. Vidler’s 50% share of the sales price was $1.7 million; and

•	Vidler sold its water rights at Golden, Colorado for $1.2 million.
After deducting the $1.6 million cost of real estate and water assets sold, the resulting gross margin was $1.3 million.

Interest of $1 million was earned, primarily from the temporary investment of the cash proceeds from an equity offering by PICO which raised net proceeds of $73.9 million that were principally allocated to the design and construction of a pipeline to convey water from Fish Springs Ranch to Reno. See "Fish Springs Ranch” below. After other revenues of $407,000 and all other operating expenses of $2.3 million, Vidler generated income before taxes of $452,000 for the third quarter of 2006.

In the third quarter of 2005, Vidler generated $790,000 in revenues. The largest revenue item was $692,000 of interest earned, primarily from the temporary investment of the sales proceeds described above in money market funds and fixed-income securities. After operating expenses of $2.1 million, Vidler generated a loss before taxes of $1.3 million for the third quarter of 2005.

Project Expenses consist of costs such as maintenance and professional fees. Project expenses are expensed as appropriate under GAAP, and could fluctuate from period to period depending on activity regarding Vidler’s various water resource projects. Costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized as part of the cost of the asset, and charged to cost of sales when revenue is recognized.

Project Expenses were $562,000 in the third quarter of 2006, compared to $1.4 million in the third quarter of 2005. The $846,000 year over year decrease was principally due to development costs incurred at Fish Springs Ranch in 2005, which did not recur in 2006.

Overhead Expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees. Overhead Expenses were $1.4 million in the third quarter of 2006, compared to $391,000 in the third quarter of 2005. The $1 million year over year increase was principally due to a $753,000 year over year increase in the accrual of incentive compensation for Vidler management, from $30,000 in the third quarter of 2005 to $783,000 in the third quarter of 2006.

In the first nine months of 2006, Vidler generated $5.3 million in revenues. The largest revenue item was $2.9 million from the sale of real estate and water assets at Meadow Valley, Nevada and Golden, Colorado. After deducting the $1.6 million cost of real estate and water assets sold, the resulting gross margin was $1.3 million.

Interest of $1.9 million was earned from the temporary investment of funds in money market funds and fixed-income securities maturing in 2006 and 2007. After other revenues of $471,000 and all other operating expenses of $5.2 million, Vidler generated a loss before taxes of $1.5 million for the first nine months of 2006.

In the first nine months of 2005, Vidler generated $95.8 million in revenues. The sale of the Harquahala Valley Irrigation District real estate and water assets added $94.4 million to revenues and approximately $55.5 million to income. After other expenses of approximately $7.9 million, Vidler generated $49 million in income before taxes in the first nine months of 2005.

Project Expenses were $1.9 million in the first nine months of 2006, compared to $3.2 million in the first nine months of 2005. The $1.3 million year over year decrease was principally due to development costs incurred at Fish Springs Ranch in 2005, which did not recur in 2006.

Overhead Expenses were $2.5 million in the first nine months of 2006, compared to $3.4 million in the first nine months of 2005. The $936,000 year over year decrease was principally due to a $1.4 million decrease in the accrual of incentive compensation for Vidler management, from $2.2 million in the first nine months of 2005, to $813,000 in the first nine months of 2006.

Fish Springs Ranch
Vidler has a 51% membership interest in, and is the managing partner of, Fish Springs Ranch LLC.  As discussed above, the primary use of the funds raised in the PICO stock offering will be to design and construct a pipeline to convey 8,000 acre-feet of water annually from Fish Springs Ranch to a central storage tank in northern Reno, Nevada, which could supply water to the new projects of several developers.

The total cost of the pipeline project is estimated at $78 million to $83 million, which will be outlaid over the next 9 to 15 months.  Design of the pipeline project is nearly complete.  As of September 30, 2006, Vidler has outlaid approximately $12 million for the pipeline project, which has been capitalized (i.e., recorded as an asset on our balance sheet, in the line “Real estate and water assets, net”).

To date, six new wells have been drilled on Fish Springs Ranch, averaging 400 feet in depth. The wells have been drilled and cased, and pumping has taken place.

In addition, a corridor approximately seven miles long has been cleared in preparation for a trench to be dug for the pipeline.  To date, approximately 500 feet of pipe has been installed. We have taken delivery of approximately two miles of the 28 miles of pipe that will be required for the entire pipeline.

The final regulatory approval required for the pipeline project was a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006.  During the third quarter of 2006, the Interior Board of Land Appeals (“IBLA”) dismissed two protests which had been filed against the ROD being granted. With the final ROD in hand, construction of the pipeline should accelerate.

In October 2006, one of parties which filed a protest with the IBLA, the Pyramid Lake Tribe, filed a further action in the U.S. District Court. Vidler management believes that the complaint for Declaratory Relief and Injunctive Relief against the Bureau of Land Management and U.S. Department of the Interior is identical to the appeal and request for injunction which was brought before the IBLA. In September 2006, the IBLA rejected each and every allegation of the Tribe, stating in its Order: “Based upon the preliminary review of the record and the numerous pleadings filed by the parties, we conclude that the Tribe has failed to establish that it is likely to succeed on the merits of the appeal”.

Vidler management believes that the Tribe’s latest legal action is also likely to fail. Although Vidler is not currently a party to the proceedings, Vidler will be monitoring the case closely to protect its interest in the pipeline project.

REAL ESTATE OPERATIONS IN NEVADA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Sale of Land: Former Railroad Land	$3,405,000	$3,888,000	$8,459,000	$7,666,000
Spring Valley Ranch	22,000,000		22,000,000
Lease and Royalty	170,000	145,000	722,000	431,000
Interest and Other	446,000	244,000	1,232,000	698,000
Segment Total Revenues	$26,021,000	$4,277,000	$32,413,000	$8,795,000

Expenses:
Cost of Land Sales: Former Railroad Land	$(1,049,000)	$(1,436,000)	$(2,720,000)	$(2,572,000)
Spring Valley Ranch	(3,174,000)		(3,174,000)
Operating Expenses	(536,000)	(462,000)	(1,606,000)	(1,427,000)
Segment Total Expenses	$(4,759,000)	$(1,898,000)	$(7,500,000)	$(3,999,000)

Income Before Tax	$21,262,000	$2,379,000	$24,913,000	$4,796,000

Real Estate Operations in Nevada are primarily conducted through Nevada Land & Resource Company, LLC.

Nevada Land recognizes revenue from land sales, and the resulting gross profit or loss, when the sales transactions close. On closing, the entire sales price is recorded as revenue, and a gross margin is recognized depending on the cost basis attributed to the land. Since the date of closing determines the accounting period in which the sales revenue and gross margin are recorded, Nevada Land’s reported revenues and income fluctuate from quarter to quarter depending on the dates when specific transactions close. Consequently, land sales revenues for any individual quarter are not necessarily indicative of likely revenues for future quarters or the full financial year.

Spring Valley Ranch
During the third quarter of 2006, we closed on the sale of approximately 7,315 acres of deeded land and related water assets at Spring Valley Ranch, which is located approximately 40 miles east of Ely in White Pine County, Nevada. The sale of the Spring Valley Ranch real estate and water assets added $22 million to revenues and approximately $18.8 million to income in the third quarter and first nine months of 2006.

All Other Real Estate Operations in Nevada
Excluding the sale of Spring Valley Ranch, in the third quarter of 2006 all other segment revenues were $4 million. Nevada Land sold approximately 43,013 acres of former railroad land for $3.4 million. The average sales price was $79 per acre, and our average basis in the land sold was $24 per acre. The gross margin on land sales was $2.4 million, which represents a gross margin percentage of 69.2%.

In the third quarter of 2005, segment total revenues were $4.3 million. Nevada Land sold approximately 50,677 acres of land for $3.9 million. The average sales price was $77 per acre, and our average basis in the land sold was $28 per acre. The gross margin on land sales was $2.5 million, which represents a gross margin percentage of 63.1%.

Excluding the sale of Spring Valley Ranch, for the first nine months of 2006 all other segment revenues were $10.4 million. Nevada Land sold approximately 108,916 acres of former railroad land for $8.5 million. The average sales price was $78 per acre, and our average basis in the land sold was $25 per acre. The gross margin on land sales was $5.7 million, which represents a gross margin percentage of 67.8%.

For the first nine months of 2005, segment total revenues were $8.8 million. Nevada Land sold approximately 89,594 acres of land for $7.7 million. The average sales price was $86 per acre, and our average basis in the land sold was $29 per acre. The gross margin on land sales was $5.1 million, which represents a gross margin percentage of 66.4%.

Summary and Outlook
The third quarter segment result improved by $18.9 million year over year, principally due to the $18.8 million gross margin from the sale of Spring Valley Ranch.

The nine months segment result improved by $20.1 million year over year, principally due to the $18.8 million gross margin from the sale of Spring Valley Ranch and a $645,000 higher gross margin from land sales year over year. The remainder of the improvement in the nine months segment result was due to a $825,000 increase in other revenues year over year, which exceeded a $179,000 increase in other operating expenses year over year. The increase in other revenues resulted from increases of $291,000 in lease and royalty revenues, and $534,000 in interest and other revenues.

Demand continues to be strong for our real estate holdings. We currently have approximately 47,633 acres of land in escrow for $5 million that we expect to close during the fourth quarter of 2006, or in 2007.

BUSINESS ACQUISITIONS AND FINANCING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Realized Gains On Sale of Holdings	$727,000	$486,000	$9,424,000	$2,373,000
Investment Income	1,032,000	402,000	4,298,000	2,308,000
Other	94,000	(28,000)	292,000	62,000
Segment Total Revenues	$1,853,000	$860,000	$14,014,000	$4,743,000

Segment Total Expenses	$(5,114,000)	$(12,467,000)	$(9,648,000)	$(38,955,000)
Income (Loss) Before Tax	$(3,261,000)	$(11,607,000)	$4,366,000	$(34,212,000)

This segment contains businesses, interests in businesses, and other parent company assets. Revenues and results in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale of holdings, and are not necessarily comparable from year to year.

The largest holding in this segment is Jungfraubahn Holding AG, which has a market value and carrying value of $45.2 million (before taxes) at September 30, 2006.

For the third quarter of 2006, Business Acquisitions and Financing segment revenues were $1.9 million. Investment income was $1 million. Net gains of $727,000 were realized gains on the sale of various securities. After total expenses of $5.1 million, the segment incurred a loss before taxes of $3.3 million for the third quarter of 2006.

In the third quarter of 2005, Business Acquisitions and Financing segment revenues were $860,000. Investment income was $402,000, and net gains of $486,000 were realized gains on the sale of various securities. After total expenses of $12.5 million, the segment incurred a loss before taxes of $11.6 million for the third quarter of 2005.

Third quarter segment revenues increased by $993,000 year over year, primarily due to $630,000 greater investment income and $241,000 higher realized gains. The increase in investment income was primarily due to higher interest income as a result of larger sums invested and rising interest rates.

Third quarter segment expenses decreased by $7.4 million year over year. The expenses recorded in this segment primarily consist of holding company costs which are not allocated to our other segments, for example, rent for our head office.

Our interests in Swiss public companies are held directly and indirectly by Global Equity AG, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity AG’s funding comes from a loan from PICO, which is denominated in Swiss Francs. Under GAAP, we are required to record a benefit (expense) through the statement of operations to reflect fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar, although there is no net impact on consolidated shareholders’ equity before related tax effects. An exchange rate expense of $775,000 was recorded in PICO’s statement of operations in the third quarter of 2006, compared to a $214,000 exchange rate expense in the third quarter of 2005.

In the third quarter of 2005, segment expenses also included a $6.6 million expense related to the PICO Holdings, Inc. Stock Appreciation Rights (“SAR”) Program, which was still in effect during the first nine months of 2005. Under the SAR program, the change in the “in the money” amount (i.e., the difference between the market value of PICO stock and the exercise price of the SAR) of SAR outstanding during each quarter was recorded through the consolidated statement of operations. An increase in the “in the money” amount of SAR (i.e., if the price of PICO stock rose during the quarter) was recorded as an expense. Substantially all of the third quarter 2005 $6.6 million SAR expense resulted from the $3.47 per share increase in the PICO stock price during the third quarter of 2005. The SAR Program was amended in the third quarter of 2005, and the spread value of the SAR outstanding was monetized based on the last sale price of PICO stock on September 21, 2005.

During the fourth quarter of 2005, the Company’s shareholders approved the PICO Holdings, Inc. 2005 Long-Term Incentive Plan (“2005 Plan”), and 2,185,965 stock-based SAR, with an exercise price of $33.76, were issued to various of the Company’s officers, employees, and non-employee Directors. When stock-based SAR are exercised, new shares of stock will be issued to the participant to satisfy the spread value of the SAR being exercised. No expense was recorded in the third quarter and first nine months of 2006 related to the 2005 Plan, as all of the stock-based SAR that have been granted are fully vested.

In the first nine months of 2006, Business Acquisitions and Financing segment revenues were $14 million. Net realized gains were $9.4 million, primarily represented by gains of $6.8 million on the sale of our holding in Anderson-Tully Company and $2 million on the sale of part of our holding in Raetia Energie AG. Investment income was $4.3 million. After total expenses of $9.6 million, the segment generated income before taxes of $4.4 million for the first nine months of 2006. Segment expenses were reduced by a $1.6 million exchange rate benefit during the first nine months of 2006, as discussed above.

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

In the first nine months of 2005, Business Acquisitions and Financing segment revenues were $4.7 million, principally consisting of $2.4 million in net realized gains, and investment income of $2.3 million. After total expenses of $39 million, the segment incurred a loss before taxes of $34.2 million for the first nine months of 2005.

Nine months segment revenues increased by $9.3 million year over year, principally due to $7.1 million higher realized gains and $2 million higher investment income, as discussed above.

Nine months segment expenses decreased by $29.3 million year over year. In 2005, segment expenses included SAR expense of $23.9 million compared to zero in 2006. The remainder of the reduction in expenses is primarily due to a $4.8 million year over year change in the exchange rate expense (benefit), from a $3.2 million expense in the first nine months of 2005 to a $1.6 million benefit, which reduced other expenses, in 2006.

During the first quarter of 2006, the Company entered into a Secured Convertible Promissory Note Agreement (the “Note”) with its 80%-owned consolidated subsidiary, HyperFeed Technologies, Inc. (“HyperFeed”). The maximum borrowing under the Note is $10 million and interest accrues at prime plus 2.75%. The exercise price of the conversion right is the lesser of $1.05 or 80% of the 5 day average at the exercise date. Under the terms of the Note, the Company can elect to convert all or any part of the principal and interest outstanding into common stock of HyperFeed at any time. At September 30, 2006 HyperFeed had borrowed $9.7 million. The Note and related interest have been eliminated in consolidation.

On June 19, 2006, HyperFeed announced a merger agreement with Exegy Incorporated. Under the terms of the merger agreement the security holders of HyperFeed would own 50% of the merged company on a fully-diluted basis, and the security holders of Exegy would own 50% of the merged company on a fully-diluted basis.

After further negotiations between HyperFeed and Exegy and in an attempt to expedite the timing of a potential business combination primarily because of HyperFeed’s liquidity issues, HyperFeed decided to abandon the merger and instead entered into the Contribution Agreement with PICO and Exegy. In a filing with the U.S. Securities and Exchange Commission on Form 8-K on August 29, 2006, the parties announced that they had entered into a Contribution Agreement on August 25, 2006 by and among, PICO, HyperFeed and Exegy. Pursuant to the terms of the Contribution Agreement, the previously announced June 19, 2006 merger was terminated.

In a letter dated November 7, 2006, Exegy informed PICO and HyperFeed that it was terminating the Contribution Agreement among Exegy, HyperFeed and PICO Holdings, Inc. dated August 25, 2006. Under the terms of the Contribution Agreement, PICO would have contributed to Exegy all shares of the common stock of HyperFeed owned by it and received by it upon conversion of outstanding amounts owed under a Convertible Note dated March 30, 2006. In addition, PICO and stockholders of Exegy would have contributed a combined $10 million in cash to Exegy. Under the terms of Contribution Agreement, in exchange for its contribution of cash and equity to Exegy, PICO would have received approximately 15.4 million shares of Series A-3 Preferred Stock of Exegy representing 50% of the equity of Exegy.

At this time, PICO and HyperFeed dispute Exegy’s right to terminate the Contribution Agreement and plan to vigorously defend its rights thereunder through all available legal means.

Given the uncertainty of additional funding available to HyperFeed due to the termination of the Contribution Agreement and therefore for HyperFeed to continue as a going concern, it is expected that HyperFeed will file for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code. As a result of these events, HyperFeed has assessed the fair value of its long-lived assets, primarily technology and computer equipment, for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and has determined that the undiscounted cash flows from use of such assets will be less than the carrying value of the asset group. Therefore, HyperFeed recorded an impairment charge of $4.9 million, included in the Operating and Other Costs in the financial statements, during the three months ended September 30, 2006, to reduce all of HyperFeed’s assets to estimated fair value at September 30, 2006. PICO has preliminarily estimated the fair value of these assets using the discounted cash flows and estimated selling prices. PICO anticipates that once HyperFeed files bankruptcy, the assets and liabilities will be deconsolidated from PICO’s consolidated financial statements. Consequently, the remaining net liabilities, $3.9 million at September 30, 2006, would be reported as a gain on the deconsolidation of HyperFeed.

INSURANCE OPERATIONS IN RUN OFF

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Investment Income	$800,000	$785,000	$2,385,000	$2,149,000
Realized Investment Gains	3,180,000	19,000	9,855,000	4,647,000
Other	1,000		1,000
Segment Total Revenues	$3,981,000	$804,000	$12,241,000	$6,796,000

Expenses:
Operating and Underwriting Expenses	$(395,000)	$(334,000)	$(1,106,000)	$(919,000)
Segment Total Expenses	$(395,000)	$(334,000)	$(1,106,000)	$(919,000)

Income Before Taxes:
Physicians Insurance Company of Ohio	$2,593,000	$266,000	$8,538,000	$4,593,000
Citation Insurance Company	993,000	204,000	2,597,000	1,284,000
Segment Income Before Tax	$3,586,000	$470,000	$11,135,000	$5,877,000

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

The Insurance Operations in Run Off segment generated total revenues of $4 million in the third quarter of 2006, compared to $804,000 in the third quarter of 2005. Investment income was $800,000 in the third quarter of 2006, compared to $785,000 in the third quarter of 2005. Realized investment gains were $3.2 million in the third quarter of 2006, compared to $19,000 in the third quarter of 2005. Operating and underwriting expenses were $395,000 in the third quarter of 2006, compared to $334,000 in the third quarter of 2005. Consequently, segment income increased from $470,000 in the third quarter of 2005 to $3.6 million in the third quarter of 2006, primarily due to a $3.2 million increase in realized gains.

The Insurance Operations in Run Off segment generated total revenues of $12.2 million in the first nine months of 2006, compared to $6.8 million in the first nine months of 2005. Investment income was $2.4 million in the first nine months of 2006, compared to $2.1 million in the first nine months of 2005. Realized investment gains were $9.9 million in the first nine months of 2006, compared to $4.7 million in the first nine months of 2005. Operating and underwriting expenses were $1.1 million in the first nine months of 2006, compared to $919,000 in the first nine months of 2005. Consequently, primarily as a result of the $5.2 million year over year increase in realized gains, segment income increased from $5.9 million in the first nine months of 2005 to $11.1 million in the first nine months of 2006.

On February 7, 2005, we reported on Schedule 13G that Physicians and Citation own a total of 310,000 common shares of Consolidated-Tomoka Land Co. (Amex: CTO), representing approximately 5.5% of CTO. Consolidated-Tomoka owns approximately 12,000 acres of land in and around Daytona Beach, Florida, and a portfolio of income properties in the southeastern United States. The investment was purchased between September 2002 and February 2004 at a cash cost of $6.5 million, or approximately $20.90 per CTO share. At September 30, 2006, the market value and carrying value of the investment was $19.8 million (before taxes).

No other investments of the insurance companies have reached a threshold requiring public disclosure under the securities laws of the countries where the investments are held.

Physicians Insurance Company of Ohio
During the third quarter of 2006, Physicians generated total revenues of $2.9 million, including realized gains of $2.3 million. Operating and underwriting expenses were $267,000, resulting in income before taxes of $2.6 million.

During the first nine months of 2006, Physicians generated total revenues of $9.2 million, including realized gains of $7.5 million. Operating and underwriting expenses were $630,000, resulting in income before taxes of $8.5 million.

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES (In Millions)

	September 30, 2006	June 30, 2006	December 31, 2005
Direct Reserves	$11.3	$12.6	$12.9
Ceded Reserves	(1.0)	(1.0)	(1.0)
Net Medical Professional Liability Insurance Reserves	$10.3	$11.6	$11.9

At September 30, 2006, Physicians’ loss and loss adjustment reserves were $10.3 million, net of reinsurance, compared to $11.6 million at June 30, 2006, and $11.9 million at December 31, 2005. Reserves decreased by $1.3 million during the third quarter and $1.6 million during the first nine months, due to the payment of losses and loss adjustment expenses. Recoveries from reinsurance companies were immaterial in both periods. No unusual trends in claims were noted.

Citation Insurance Company
During the third quarter of 2006, Citation generated total revenues of $1.1 million, including realized gains of $842,000. Operating and underwriting expenses were $128,000, resulting in income before taxes of $993,000.

During the first nine months of 2006, Citation generated total revenues of $3.1 million, including realized gains of $2.4 million. Operating and underwriting expenses were $476,000, resulting in income before taxes of $2.6 million.

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES (In Millions)

	September 30, 2006	June 30, 2006	December 31, 2005
Property & Casualty Insurance
Direct Reserves	$7.5	$7.6	$8.2
Ceded Reserves	(1.7)	(1.8)	(1.8)
Net Property & Casualty Insurance Reserves	$5.8	$5.8	$6.4

Workers’ Compensation Insurance
Direct Reserves	$23.5	$24.4	$25.6
Ceded Reserves	(11.9)	(12.4)	(13.1)
Net Workers’ Compensation Insurance Reserves	$11.6	$12.0	$12.5

Total Reserves	$17.4	$17.8	$18.9

At September 30, 2006, Citation’s claims reserves were $17.4 million, net of reinsurance, consisting of $5.8 million in net property and casualty insurance reserves and $11.6 million in net workers’ compensation reserves. At June 30, 2006, Citation’s claims reserves were $17.8 million, net of reinsurance, consisting of $5.8 million in net property and casualty insurance reserves and $12 million in net workers’ compensation reserves. At December 31, 2005, Citation’s claims reserves were $18.9 million, net of reinsurance, consisting of $6.4 million in net property and casualty insurance reserves and $12.5 million in net workers’ compensation reserves. There were no unusual trends in claims during the first nine months of 2006.

During the first nine months of 2006, Citation’s net property and casualty insurance reserves declined by $687,000 due to the payment of $705,000 in direct losses and loss adjustment expenses, partially offset by the recovery of approximately $18,000 from reinsurance companies. During the third quarter of 2006, Citation’s net property and casualty insurance reserves declined by $68,000.

During the first nine months of 2006, Citation’s net workers’ compensation reserves declined by $891,000 due to the payment of $2 million in direct losses and loss adjustment expenses, partially offset by the recovery of approximately $1.1 million from reinsurance companies. During the third quarter of 2006, Citation’s net workers’ compensation reserves decreased $422,000.

HYPERFEED TECHNOLOGIES

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Service	$1,027,000	$1,407,000	$2,907,000	$3,341,000
Investment Income	2,000		4,000
Segment Total Revenues	$1,029,000	$1,407,000	$2,911,000	$3,341,000

Expenses:
Cost of service	$(439,000)	$ (440,000)	$(1,326,000)	$(1,002,000)
Depreciation and amortization	(155,000)	(180,000)	(447,000)	(589,000)
Other	(8,210,000)	(2,592,000)	(13,932,000)	(6,823,000)
Segment Total Expenses	$(8,804,000)	$(3,212,000)	$(15,705,000)	$(8,414,000)

Segment Loss Before Taxes and Minority Interest	$(7,775,000)	$(1,805,000)	$(12,794,000)	$(5,073,000)

During the third quarter of 2006, HyperFeed generated $1 million in revenues. Service revenues were $1 million and the costs of service were $439,000, resulting in gross margin of $588,000. After the deduction of $8.4 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $7.8 million.

During the third quarter of 2005, HyperFeed generated $1.4 million in revenues. Service revenues were $1.4 million and the costs of service were $440,000, resulting in gross margin of $967,000. After the deduction of $2.8 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $1.8 million.

The third quarter segment loss increased by $6 million year over year. Gross margin decreased by $379,000 year over year. This was essentially due to a $380,000 decline in service revenues, primarily due to the inclusion of one-time fee contracts in 2005, which did not recur in 2006. In addition, other operating expenses increased by $5.6 million due to increases in the cost of labor, communications and data, and a $5.1 million asset impairment charge which includes a $4.9 million charge reducing all of HyperFeed's non-cash assets to zero due to the uncertainty of HyperFeed to continue as a going concern.

During the first nine months of 2006, HyperFeed generated $2.9 million in revenues. Service revenues were $2.9 million and the costs of service were $1.3 million, resulting in gross margin of $1.6 million. After the deduction of $14.4 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $12.8 million.

During the first nine months of 2005, HyperFeed generated $3.3 million in revenues. Service revenues were $3.3 million and the costs of service were $1 million, resulting in gross margin of $2.3 million. After the deduction of $7.4 million in other operating expenses, HyperFeed generated a segment loss before taxes and minority interest of $5.1 million.

The nine months segment loss increased by $7.7 million year over year. Gross margin decreased by $758,000 year over year. This resulted from the combination of a $434,000 decline in service revenues (primarily due to the inclusion of one-time fee contracts in 2005, which did not recur in 2006), and $324,000 higher cost of service (primarily data license fees). In addition, other operating expenses increased by $7 million year over year, primarily due to increases in the cost of labor, communications, and data.  In addition, given the uncertainty of additional funding available to HyperFeed due to the termination of the Contribution Agreement and therefore for HyperFeed to continue as a going concern, it is expected that HyperFeed will file for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code. As a result of these events, HyperFeed has assessed the fair value of its long-lived assets, primarily technology and computer equipment, for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and has determined that the undiscounted cash flows from use of such assets will be less than the carrying value of the asset group. Therefore, HyperFeed recorded an impairment charge of $4.9 million, included in the Operating and Other Costs in the financial statements, during the three months ended September 30, 2006, to reduce all of HyperFeed’s assets to estimated fair value at September 30, 2006. PICO has preliminarily estimated the fair value of these assets using the discounted cash flows and estimated selling prices. PICO anticipates that once HyperFeed files bankruptcy, the assets and liabilities will be deconsolidated from PICO’s consolidated financial statements. Consequently, the remaining net liabilities, $3.9 million at September 30, 2006, would be reported as a gain on the deconsolidation of HyperFeed.

DISCONTINUED OPERATIONS

In 2003, HyperFeed sold two businesses, which are now recorded as discontinued operations: its retail trading business and its consolidated market data feed customers. The discontinued operations of HyperFeed generated an after-tax gain of $165,000 in the third quarter of 2006, compared to income of $76,000 after-tax in the third quarter of 2005. In the first nine months of 2006, the discontinued operations of HyperFeed generated an after-tax gain of $330,000, compared to income of $36,000 after-tax in the first nine months of 2005.

LIQUIDITY AND CAPITAL RESOURCES--NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

PICO’s assets primarily consist of our operating subsidiaries, holdings in other public companies, marketable securities, and cash and cash equivalents. On a consolidated basis, the Company had $115.8 million in cash and equivalents at September 30, 2006, compared to $97.1 million at June 30, 2006 and $37.8 million at December 31, 2005. The $78 million increase in cash and cash equivalents during the first nine months of 2006 was primarily due to the May 2006 sale of 2.6 million shares of the Company’s common stock for net proceeds of $73.9 million.

Our cash flow position fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our insurance company investment portfolios. Our primary sources of funds include cash balances, cash flow from operations, the sale of holdings, and the proceeds of borrowings or offerings of equity and debt. Currently, management believes that cash balances and cash flows are adequate to service existing debt and fund operations for the next twelve months.

In broad terms, the cash flow profile of our principal operating subsidiaries is:

•
As Vidler’s water assets are monetized, Vidler is generating free cash flow as receipts from the sale of real estate and water assets have overtaken maintenance capital expenditure, development costs, financing costs, and operating expenses;

•
Nevada Land is actively selling land which has reached its highest and best use. Nevada Land’s principal sources of cash flow are the proceeds of cash sales and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land’s operating costs, so Nevada Land is generating strong cash flow;

•
Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation. The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance companies; and

•
HyperFeed maintains its own cash and cash equivalents balances, and borrowings. At September 30, 2006, HyperFeed held approximately $899,000 in cash and cash equivalents, and had no external borrowings available. PICO has extended a $10 million secured convertible promissory note to HyperFeed (the “Note”), on which $9.7 million was drawn at September 30, 2006. Subsequent to September 30, 2006 HyperFeed had drawn another $320,000 on the Note.  By letter dated November 7, 2006, Exegy informed PICO and HyperFeed that it was terminating the Contribution Agreement among Exegy, HyperFeed and PICO Holdings, Inc. dated August 25, 2006. Under the terms of the Contribution Agreement, PICO would have contributed to Exegy all shares of the common stock of HyperFeed owned by it and received by it upon conversion of outstanding amounts owed under a Convertible Note dated March 30, 2006. In addition, PICO and stockholders of Exegy would have contributed a combined $10 million in cash to Exegy. Under the terms of Contribution Agreement, in exchange for its contribution of cash and equity to Exegy, PICO would have received approximately 15.4 million shares of Series A-3 Preferred Stock of Exegy representing 50% of the equity of Exegy.

At this time, PICO and HyperFeed dispute Exegy’s right to terminate the Contribution Agreement and plans to vigorously defend its rights thereunder through all available legal means.  Given the uncertainty of additional funding available to HyperFeed due to the termination of the Contribution Agreement and therefore for HyperFeed to continue as a going concern, it is imminent that HyperFeed file for bankruptcy protection under Chapter 7 of The U.S. Bankruptcy Code.

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

As shown in the Condensed Consolidated Statements of Cash Flow, cash and cash equivalents increased by $78 million in the first nine months of 2006, compared to a $3.6 million net increase in the first nine months of 2005.

During the first nine months of 2006, Operating Activities generated cash of $9.3 million. The principal operating cash inflow was the sale of Spring Valley Ranch for $22 million. The principal operating cash outflows include the payment of claims by Citation and Physicians and the cost of drilling wells in several locations by Vidler.

During the first nine months of 2005, Operating Activities generated cash of $61.7 million. Vidler’s sale of real estate and water assets in the Harquahala Valley Irrigation District generated an operating cash inflow of approximately $87.4 million. Due to the income recognized on the sale, we paid $18.6 million in federal and state taxes, and all other operating activities resulted in a net cash outflow of approximately $7 million.

Investing Activities used $2.4 million of cash in the first nine months of 2006, compared to $78.9 million of cash used in the first nine months of 2005. Proceeds from the sale of stocks exceeded purchases in 2006, providing $12.2 million in cash. The principal use of investing cash was $13.9 million in outlays for property and equipment, primarily related to the Fish Springs pipeline project. In 2005, the use of $78.9 million of cash in Investing Activities primarily consisted of the purchase of $78.5 million of fixed-income securities, which principally reflected the temporary investment of liquid funds from Vidler’s Harquahala Valley Irrigation District sale and the May 2005 PICO stock offering.

Financing Activities provided $72.7 million of cash in the first nine months of 2006. This primarily represented the sale of 2.6 million newly-issued shares of PICO common stock for net proceeds of $73.9 million. In the first nine months of 2005, Financing Activities provided $17.5 million of cash. This primarily represented the sale of 905,000 newly-issued shares of PICO common stock for net proceeds of $21.4 million, partially offset by the repayment of $3.9 million in principal on notes collateralized by certain farm properties which Vidler sold in the Harquahala Valley Irrigation District.

During the first nine months of 2006, we continued design of a pipeline to convey water from the Fish Springs Ranch to a storage tank near Reno, Nevada, and began construction of a plant to generate the electricity which will be required to pump the water. The total cost of the pipeline project is estimated to be in the $78 million to $83 million range, which will be outlaid over the next 9 to 15 months. As of September 30, 2006, approximately $12 million of costs related to the design and construction of the Fish Springs Ranch pipeline project have been capitalized. Vidler has commitments for future capital expenditure amounting to approximately $41.5 million, including the construction of approximately 28 miles of 30-inch diameter steel pipeline.

Share Repurchase Program
In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

As of September 30, 2006, no stock had been repurchased under this authorization.

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

We engage in various water resource acquisitions, management, development, and sale and lease activities. Accordingly, our long-term future profitability will primarily be dependent on our ability to develop and sell or lease water and water rights, and will be affected by various factors, including timing of acquisitions, conveyance issues, and changing technology. To the extent we possess junior or conditional water rights, such rights may be subordinated to superior water right holders in periods of low flow or drought.

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

The current decline in the U.S. housing market, including the housing markets in Arizona and Nevada, may lead to a near-term slowdown in demand for our real estate and water assets, which could cause a decline in our revenues and income. While we do not expect long-term demand for our assets to decline, a slowdown in the housing market may impact the timing of monetization of our real estate and water assets. Any prolonged delay in the monetization of our assets may have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

The water rights held by us and the transferability of these rights to other uses and places of use are governed by the laws pertaining to water rights in the states of Arizona, Colorado and Nevada. The volumes of water actually derived from the water rights applications or permitted rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions. As a result, the amounts of acre-feet anticipated from the water rights applications or permitted rights do not in every case represent a reliable, firm annual yield of water, but in some cases describe the face amount of the water right claims or management’s best estimate of such entitlement. Legal impediments may exist to the sale or transfer of some of these water rights, which in turn may affect their commercial value. If we were unable to transfer or sell our water rights, we may lose some or all of our value in our water rights acquisitions.

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

If  we do not successfully locate, select and manage acquisitions and investments, or if our acquisitions or investments otherwise fail or decline in value, our financial condition could suffer.

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

We generally make acquisitions and investments that tend to be long term in nature. We acquire businesses that we believe to be undervalued or may benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with our existing operations. We may not be able to develop acceptable revenue streams and investment returns. We may lose part or all of our investment in these assets. The negative impacts on cash flows, income, assets and shareholders’ equity may be temporary or permanent. We make acquisitions for the purpose of enhancing and realizing additional value by means of appropriate levels of shareholder influence and control. This may involve restructuring of the financing or management of the entities in which we invest and initiating or facilitating mergers and acquisitions. These processes can consume considerable amounts of time and resources. Consequently, costs incurred as a result of these acquisitions and investments may exceed their revenues and/or increases in their values for an extended period of time until we are able to develop the potential of these acquisitions and investments and increase the revenues, profits and/or values of these acquisitions. Ultimately, however, we may not be able to develop the potential of these assets that we originally anticipated.

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

Our acquisitions of and investments in foreign companies subject us to additional market, liquidity and foreign exchange risks which could affect the value of our stock.

We have acquired, and may continue to acquire, shares of stock in foreign public companies. Typically, these foreign companies are not registered with the SEC and regulation of these companies is under the jurisdiction of the relevant foreign country. The respective foreign regulatory regime may limit our ability to obtain timely and comprehensive financial information for the foreign companies in which we have invested. In addition, if a foreign company in which we invest were to take actions which could be deleterious to its shareholders, foreign legal systems may make it difficult or time-consuming for us to challenge such actions. These factors may affect our ability to acquire controlling stakes, or to dispose of our foreign investments, or to realize the full fair value of our foreign investments. In addition, investments in foreign countries may give rise to complex cross-border tax issues. We aim to manage our tax affairs efficiently, but given the complexity of dealing with domestic and foreign tax jurisdictions, we may have to pay tax in both the U.S. and in foreign countries, and we may be unable to offset any U.S. tax liabilities with foreign tax credits. If we are unable to manage our foreign tax issues efficiently, our financial condition and the results of operations and cash flows could be adversely affected. In addition, we are subject to foreign exchange risk through our acquisitions of stocks in foreign public companies.  We attempt to mitigate this foreign exchange risk by borrowing funds in the same currency to purchase the stocks.  Significant fluctuations in the foreign currencies in which we hold investments or consummate transactions, could negatively impact our financial condition and the results of operations and cash flows.

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

Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations. At September 30, 2006, the closing price of our common stock on the NASDAQ National Market was $32.55 per share, compared to $15.67 at December 31, 2003. On a quarterly basis between these two dates, closing prices have ranged from a high of $35.37 to a low of $15.31.

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

Item 3: Quantitative and Qualitative Disclosure about Market Risk

PICO’s balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO’s borrowings are short to medium term in nature and therefore approximate fair value. At September 30, 2006, PICO had $91.2 million of fixed maturity securities, $194.9 million of marketable equity securities that were subject to market risk, of which $109.5 million were denominated in foreign currencies, primarily Swiss francs. PICO’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

PICO uses two models to report the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. The sensitivity analysis duration model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price if the security. At September 30, 2006, the model calculated a loss in fair value of $1.8 million. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of PICO’s marketable equity securities produced a loss in fair value of $39 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of PICO’s foreign denominated investments produced a loss of $18.8 million that would impact the foreign currency translation in shareholders’ equity.

Item 4: Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There were no material changes in our internal controls over financial reporting for the three months ended September 30, 2006.

Part II: Other Information

Item 1: Legal Proceedings

The Company is subject to various litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Item 1A:  Risk Factors

A description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in Item 2 of Part I of this report. Such description includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1 of our 2005 Annual Report on Form 10-K and is incorporated herein by reference. There are no material changes to the risk factors described in our Form 10-K, except for an expanded description of risk under the heading “The fair values of our real estate and water assets are linked to external growth factors”.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a)Total number of shares purchased	(b)Average Price Paid per Share	(c)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d)Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

7/1/06 - 7/31/06	-	-
8/1/06 - 8/31/06	-	-
9/1/06 - 9/30/06	-	-

(1) In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash. As of September 30, 2006, no stock had been repurchased under this authorization.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

The Company held an Annual Meeting of Shareholders on August 4, 2006.  At the meeting, S. Walter Foulkrod III, Esq., and Richard D. Ruppert, MD, were re-elected as Directors.  The vote for Mr. Foulkrod was 12,636,256 in favor, -0- against, and 599,047 withheld.  The vote for Dr. Ruppert was 12,353,169 in favor, -0- against, and 882,134 withheld.

The following directors were not elected at the meeting but have terms continuing after the meeting, as set forth:

Director:                                Elected Through:
Ronald Langley                     2008 Annual Meeting
John R. Hart                           2008 Annual Meeting
John D. Weil                          2008 Annual Meeting
Carlos C. Campbell                2007 Annual Meeting
Kenneth J. Slepicka               2007 Annual Meeting

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

Dated: November 9, 2006

By:
 /s/ Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)