Form 10-K
period 2006-12-31
PICO HOLDINGS INC /NEW
filed 2007-03-12
CIK 830122

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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
Common Stock, Par Value $.001, Listed on The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:
None

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

Approximate aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (based on the closing sales price of such stock as reported in the NASDAQ Global Market) as of June 30, 2006 the last business day of the registrant’s most recently completed second fiscal quarter, was $400,381,041.

On March 9, 2007, the registrant had 23,129,923 shares of common stock, $.001 par value, outstanding, excluding 3,219,243 shares of common stock which are held by the registrant’s subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2006.

 PICO HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

This Annual Report on Form 10-K (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements” regarding our business, financial condition, results of operations and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from those discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

ITEM 1. BUSINESS
Introduction

PICO Holdings, Inc. (PICO and its subsidiaries are collectively referred to as “PICO” and “the Company,” and by words such as “we,” and “our”) is a diversified holding company. We seek to build and operate businesses where significant value can be created from the development of unique assets, and to acquire businesses which we identify as undervalued and where our participation can aid in the recognition of the business’s fair value, as well as create additional value.

Our objective is to maximize long-term shareholder value. We manage our operations to achieve a superior return on net assets over the long term, as opposed to short-term earnings.

Our business is separated into four major operating segments:
•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Business Acquisitions & Financing (which contains businesses, interests in businesses, and other parent company assets); and
•	Insurance Operations in “Run Off”.

Currently our major consolidated subsidiaries are:
•
Vidler Water Company, Inc. (“Vidler”), a business we started more than 10 years ago, which develops and owns water resources and water storage operations in the southwestern United States, primarily in Nevada and Arizona;

•
Nevada Land and Resource Company, LLC (“Nevada Land”), an operation that we have built since we acquired the company more than 10 years ago, which currently owns approximately 560,000 acres of land in Nevada, and certain mineral rights and water rights related to the property;

•	Physicians Insurance Company of Ohio (“Physicians”), which is “running off” its medical professional liability insurance loss reserves, and was our original business historically;
•
Citation Insurance Company (“Citation”), which is “running off” its historical property & casualty and workers’ compensation loss reserves. Citation was acquired because it was complimentary to our other insurance operations at the time; and

•
Global Equity AG, which holds our interest in Jungfraubahn Holding AG (“Jungfraubahn”). Jungfraubahn is a public company, whose shares trade on the SWX Swiss Exchange, that operates railway and related tourism and transport activities in the Swiss Alps.  We believed that Jungfraubahn was significantly undervalued at the time we acquired our interest, which was primarily acquired between 1999 and 2003.

During 2006, HyperFeed Technologies, Inc. filed for Chapter 7 bankruptcy protection. HyperFeed is accounted for in our consolidated financial statements for 2006 and prior years as a discontinued operation. See “Discontinued Operations.”

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

Water Resource and Water Storage Operations

Water Resource and Water Storage Operations are primarily conducted through Vidler Water Company.

Vidler is a leading private company in the water resource development business in the southwestern United States. PICO identified water resource development in the Southwest as an attractive business opportunity due to the continued growth in demand for water, primarily as a result of population growth and economic development. We develop new sources of water for municipal and industrial use, and storage infrastructure to facilitate the efficient allocation of available water supplies. Vidler is not a water utility, and does not intend to enter into regulated utility activities.

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

•
certain areas of the Southwest experiencing rapid growth have insufficient known supplies of water to support future growth. Vidler identifies and develops new water supplies for communities with no other known water resources to support future growth. In certain cases, to supply water from the water resources identified by Vidler, it may require regulatory approval to import the water from its source to where development is occurring, or substantial infrastructure to convey the water. Vidler is able to assess the likelihood of being able to get the necessary approval to import water, and to build the infrastructure in a timely and economic manner. In cases where we assess that water importation is possible, Vidler has demonstrated an ability to obtain all of the required approval and entitlements, and to manage the building of the infrastructure necessary to import and convey the identified water from its source to development; and

•
currently there are not effective procedures in place for the transfer of water from private parties with excess supply in one state to end-users in other states. However, regulations and procedures are steadily being developed to facilitate the interstate transfer of water.  Infrastructure to store water will be required to accommodate and allow interstate transfer, and transfers from wet years to dry years. Currently there is limited storage capacity in place.

We entered the water resource development business with the acquisition of Vidler in 1995. At the time, Vidler owned a limited quantity of water rights and related assets in Colorado. Since then, Vidler has acquired or developed:
•
additional water rights and related assets, predominantly in Nevada and Arizona, the two leading states in population growth and new home construction. A water right is the legal right to divert water and put it to beneficial use. Water rights are assets which can be bought and sold. In some states, the use of the water can also be leased. The value of a water right depends on a number of factors, including location, the seniority of the right, and whether or not the right is transferable. Vidler seeks to acquire water rights at prices consistent with their current use, with the expectation of an increase in value if the water right can be converted to a higher use. Our objective is to monetize our water rights for municipal and industrial use. Typically, our water resources are the most competitive source of water (i.e., the most economical and practical source of water supply) to support new growth in municipalities and new industry; and

•
a water storage facility in Arizona and an interest in Semitropic, a water storage facility in California. At December 31, 2006, Vidler had “net recharge credits” (i.e. an acre foot of water) representing more than 115,000 acre-feet of water in storage on its own account at the Vidler Arizona Recharge Facility. An acre-foot is a unit commonly used to measure the volume of water, being the volume of water required to cover one acre to a depth of one foot. As a rule of thumb, one acre-foot of water would sustain two families of four persons each for one year.

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

Vidler’s priority is to either monetize or develop recurring cash flow from its most important assets by:
•	securing supply contracts utilizing its water rights in Nevada; and
•	storing additional water at the Vidler Arizona Recharge Facility, and providing water supplies from net recharge credits (a recharge credit is an acre-foot of water) already in storage.

Vidler has also entered into “teaming” arrangements with parties who have water assets but lack the capital or expertise to commercially develop these assets. The first such arrangement is a water delivery teaming agreement with Lincoln County (“Lincoln/Vidler”), which is developing water resources in Lincoln County, Nevada.  Vidler continues to explore additional teaming opportunities throughout the Southwest.

The following table details the water rights and water storage assets owned by Vidler at December 31, 2006. Please note that this is intended as a summary, and that some numbers are rounded. Item 7 of this Form 10-K contains more detail about these assets, recent developments affecting them, and the current outlook.

Name of asset & approximate location	Brief Description	Present commercial use

WATER RESOURCES

Arizona:

Harquahala Valley ground water basin La Paz County 75 miles northwest of metropolitan Phoenix	2,703 acres of land 2,880 acre-feet of transferable ground water	Leased to farmers

Nevada:

Fish Springs Ranch, LLC (51% interest) & V&B, LLC (100% interest) Washoe County, 40 miles north of Reno	8,600 acres of deeded ranch land 13,000 acre-feet of permitted water rights, 8,000 of which are transferable to the Reno/Sparks area
Vidler is currently farming the property. Cattle graze on part of the property on a revenue- sharing basis

Vidler is constructing a 35 mile long pipeline to convey 8,000 acre-feet of water annually from Fish Springs Ranch to the North Valleys of Reno, Nevada

Lincoln County water delivery teaming agreement
Applications* for more than 100,000 acre-feet of water rights through an agreement with Lincoln County. It is currently anticipated that up to 40,000 acre-feet of the applications will be permitted, and the water put to use in Lincoln County / northern Clark County

*The numbers indicated for water rights applications are the maximum amount which we have filed for. In some cases, we anticipate that the actual permits received will be for smaller quantities

Agreement to sell 7,240 acre-feet of water as, and when, supplies are permitted from existing applications

Agreement to sell water to a developer as, and when, supplies are permitted from applications in Kane Springs Basin in Lincoln County, Nevada

Clark County
Sandy Valley Near the Nevada / California state line in the Interstate 15 corridor	415 acre-feet of permitted water rights Application for 1,000 acre-feet of water rights	Agreement to sell at least 415 acre-feet of water pending resolution of a protest of the permitting of the water rights

Muddy River water rights In the Moapa Valley, approximately 35 miles east of Las Vegas in the Interstate 15 corridor	221 acre-feet of water rights, plus approximately 46 acre-feet under option
Colorado:

Colorado water rights	180 acre-feet of water rights	66 acre-feet leased. 114 acre-feet are available for sale or lease
WATER STORAGE

Arizona:
Vidler Arizona Recharge Facility Harquahala Valley, Arizona	An underground water storage facility with estimated capacity exceeding 1 million acre-feet and annual recharge capability of up to 35,000 acre-feet
Vidler is currently buying water and storing it on its own account. At December 31, 2006, Vidler had net recharge credits equivalent to approximately 115,000 acre-feet of water in storage at the Arizona Recharge Facility. In addition, Vidler has purchased or ordered approximately 30,000 acre-feet of water for recharge in 2007.

California:

Semitropic water storage facility
The right to store 30,000 acre-feet of water underground until 2035. This includes the right to minimum guaranteed recovery of approximately 2,700 acre-feet of water every year, and the right to recover up to approximately 6,800 acre-feet in one year in certain circumstances

Real Estate Operations

Real Estate Operations are conducted through Nevada Land And Resource Company, LLC.

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

Nevada Land is one of the largest private landowners in the state of Nevada. According to U.S. Census Bureau data, Nevada has experienced the most rapid population growth of any state in the United States for 19 of the past 20 years, being narrowly edged out by Arizona in 2006. The population of Nevada increased 66% in the 10 years ended April 1, 2000, and increased another 25%, to approximately 2.5 million people, from 2000 to 2006. Most of the growth is centered in southern Nevada, which includes the city of Las Vegas and surrounding municipalities. Land available for private development in Nevada is relatively scarce, as governmental agencies own approximately 87% of the land in Nevada.

Before we acquired Nevada Land, the property had been under the ownership of a succession of railway companies, to whom it was a non-core asset. Accordingly, when we acquired Nevada Land, we believed that the commercial potential of the property had not been maximized.

After acquiring Nevada Land, we completed a “highest and best use” study which divided the land into categories. We developed strategies to maximize the value of each category, with the objective of monetizing assets once they had reached their highest and best use. These strategies include:
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

During the period from April 23, 1997 to December 31, 2006, Nevada Land received consideration of approximately $70.1 million from the sale and exchange of land, and the sale of water rights. This is comprised of $69 million from the sale and exchange of land, and $1.1 million from the sale of water rights related to land that was sold. Over this period, we divested approximately 814,000 acres of land at an average price of $85 per acre, which compares to our average basis of $35 in the acres disposed of. The average gross margin percentage on the disposal of land and water rights over this period is 59.6%. The average cost for the total land, water, and mineral assets acquired with Nevada Land was $35 per acre.

At December 31, 2006, Nevada Land owned approximately 541,000 acres of former railroad land. In addition to the former railroad property, Nevada Land acquired:
•	17,558 acres of land in a land exchange with a private landowner. This land is contiguous with Native American tribal lands and is culturally sensitive; and
•
Spring Valley Ranches, which originally consisted of 8,717 acres of deeded land, located approximately 40 miles east of Ely in White Pine County, Nevada. During 2006, we sold approximately 7,675 acres of land and related water assets at Spring Valley.

In recent years, Nevada Land has filed additional applications for approximately 50,600 acre-feet of water rights on the Company’s former railroad lands. Of these applications, approximately 12,400 acre-feet of water rights have been certificated and permitted, and applications are pending for approximately 38,200 acre-feet of water use for agricultural, municipal, and industrial use. Potentially, some of these water rights could be utilized to support the growth of municipalities in northern Nevada.

Business Acquisitions and Financing

This segment contains businesses, interests in businesses, and other parent company assets.

We do not sell holdings on a regular basis. A holding may be sold if the price of a security has significantly exceeded our target, or if there have been changes which we believe limit further appreciation potential on a risk-adjusted basis. Consequently, the amount of net realized gains or losses recognized during any accounting period has no predictive value. In addition, in this segment various income items relate to specific holdings owned during a particular accounting period. Since our holdings change over time, results in this segment are not necessarily comparable from year to year.

The largest asset in this segment is our 22.5% interest in Jungfraubahn Holding AG (“Jungfraubahn”), which had a market value and carrying value (before taxes) of $49.1 million at the end of 2006. The holding in Jungraubahn, and our residual holding in Raetia Energie AG, are the only interests in publicly-traded companies in this segment.

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

At the time we acquire an interest in a public company, we believe that the intrinsic value of the underlying business significantly exceeds the current market capitalization. The gap between market price and intrinsic value may persist for several years, and the stock price may decline while our estimate of intrinsic value is stable or increasing. Sometimes the gap is not eliminated until another party attempts to acquire the company.

When acquisitions become core operations, typically through majority ownership, we become involved in the management and strategic direction of the business.  If we acquire majority ownership, the business may become a separate segment in our consolidated financial statements.

Insurance Operations in “Run Off”

This segment consists of Physicians Insurance Company of Ohio and Citation Insurance Company.

Physicians Insurance Company of Ohio
Until 1995, Physicians wrote medical professional liability insurance, mostly in the state of Ohio.  In 1995 we concluded that maximum value would be obtained by placing Physicians in “run off.” This means handling and resolving the claims arising from its historical business, but not writing new business.
After Physicians went into “run off,” the company expanded its insurance operations by acquisition:
•
In 1995, we purchased Sequoia Insurance Company, which primarily wrote commercial lines of insurance in California and Nevada. After the acquisition, we re-capitalized Sequoia, which provided the capital to support growth in the book of business; and

•
In 1996, Physicians completed a reverse merger with the parent company of Citation Insurance Company. At that time, Citation wrote various lines of commercial property and casualty insurance and workers’ compensation insurance, primarily in California and Arizona. The operations of Sequoia and Citation were combined, and eventually the business previously written by Citation was transferred to Sequoia. At the end of 2000, Citation ceased writing business and went into “run off”. In 2003, we sold Sequoia Insurance Company. Despite significant growth in its book of business, and combined ratios and investment return better than the industry averages, Sequoia continued to generate a return on capital lower than our expectation, and we concluded that value would be maximized by the sale of Sequoia, particularly given the increasingly restrictive regulatory environment and the highly competitive marketplace.

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

Administering our own “run off” also provides us with the following opportunities:
•
we retain management of the associated investment portfolios. After we resumed direct management of our insurance company portfolios in 2000, we believe that the return on our portfolio assets has been attractive in absolute terms, and very competitive in relative terms (see next paragraph). Since the claims reserves of the “run off” insurance companies effectively recognize the cost of paying and handling claims in future years, the investment return on the corresponding investment assets, less non-insurance expenses, accrues to PICO. We aim to maximize this source of income; and

•	to participate in favorable development in our claims reserves if there is any, although this entails the corresponding risk that we could be exposed to unfavorable development.

As the “run off” progresses, at an indeterminate time in the future, Physicians’ claims reserves may diminish to the point where it is more cost-effective to outsource claims handling to a third party administrator.

At December 31, 2006, Physicians had $9.4 million in medical professional liability loss reserves, net of reinsurance.

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

Prior to the reverse merger, Citation had been a direct writer of workers’ compensation insurance. Since PICO did not wish to be exposed to that line of business, shortly after the merger was completed Citation reinsured 100% of its workers compensation business with a subsidiary, Citation National Insurance Company (“CNIC”), and sold CNIC to Fremont Indemnity Company (“Fremont”) in a third-party transaction in 1997. As part of the sale of CNIC, all assets and liabilities, including the assets which corresponded to the workers’ compensation reserves reinsured with CNIC, and all records, computer systems, policy files, and reinsurance arrangements were transferred to Fremont. Fremont merged CNIC into Fremont, and administered and paid all of the workers’ compensation claims which had been sold to it. From 1997 until the second quarter of 2003, Citation booked the losses reported by Fremont, and recorded an equal and offsetting reinsurance recoverable from Fremont, as an admitted reinsurer, for all losses and loss adjustment expenses. This resulted in no net impact on Citation’s reserves and financial statements, and no net impact on PICO’s consolidated financial statements.

In June 2003, the California Department of Insurance obtained a conservation order over Fremont, and applied for a court order to liquidate Fremont. In July 2003, the California Superior Court placed Fremont in liquidation. Since Fremont was no longer an admitted reinsurance company under the statutory basis of insurance accounting, Citation reversed the $7.5 million reinsurance recoverable from Fremont in both its statutory basis and GAAP basis financial statements in the 2003 financial year. Citation was unsuccessful in court action to recover deposits reported as held by Fremont for Citation’s insureds.

In September 2004, Citation entered into a third-party administration agreement with Cambridge Integrated Services, Inc. to administer the claims handling and claims payment for Citation’s workers’ compensation insurance run-off book of business.

At December 31, 2006, Citation had $14.7 million in loss reserves, net of reinsurance. Citation’s loss reserves consist of $5.1 million for property and casualty insurance, principally in the artisans/contractors line of business, and $9.6 million for workers’ compensation insurance.

Discontinued Operations

HyperFeed Technologies, Inc.
During the fourth quarter of 2006, our majority-owned subsidiary HyperFeed Technologies, Inc. (“HyperFeed”) filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code. Consequently, HyperFeed is now recorded as a discontinued operation for 2006 and prior years in the Consolidated Financial Statements in this Annual Report on Form 10-K.

HyperFeed was a provider of enterprise-wide ticker plant and transaction technology software and services enabling financial institutions to process and use high performance exchange data with Smart Order Routing and other applications. HyperFeed was a publicly traded company, which became a subsidiary of PICO Holdings in 2003, when we acquired direct ownership of a majority voting interest.

PICO first invested in HyperFeed in 1995, and we built our shareholding through the purchase of common stock and provision of convertible debt financing. During 2002 and 2003, HyperFeed restructured its operations, culminating in the sale of its consolidated market data feed customers to Interactive Data Corporation for $8.5 million in October 2003.

Despite possessing potentially valuable technology, HyperFeed was unable to generate sufficient cash flow to finance its own operations. During 2006, PICO and HyperFeed negotiated a business combination with Exegy Incorporated (“Exegy”). On August 25, 2006, PICO, HyperFeed, and Exegy entered into an agreement, pursuant to which the common stock of HyperFeed owned by PICO would have been contributed to Exegy in exchange for Exegy's issuance to PICO of certain Exegy stock.  However, in a letter dated November 7, 2006, Exegy informed PICO and HyperFeed that it was terminating the agreement. At this time, PICO and HyperFeed dispute Exegy’s right to terminate the agreement and plan to vigorously defend their rights thereunder through all available legal means.

Given the uncertainty of additional funding available to HyperFeed due to the termination of the agreement and therefore for HyperFeed to continue as a going concern, HyperFeed filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code on November 29, 2006. See Note 2 of Notes to Consolidated Financial Statements, “Discontinued Operations”.

Employees

At December 31, 2006, PICO had 42 employees. A total of 7 employees were engaged in land and related mineral rights and water rights operations; 9 in water resource and storage operations; 3 in property and casualty insurance operations; 2 in medical professional liability operations; and 21 in business acquisitions & financing and holding company activities.

Executive Officers

The executive officers of PICO are as follows:

Name	Age	Position
Ronald Langley	62	Chairman of the Board, Director
John R. Hart	47	President, Chief Executive Officer and Director
Richard H. Sharpe	51	Chief Operating Officer
James F. Mosier	59	General Counsel and Secretary
Maxim C. W. Webb	45	Chief Financial Officer and Treasurer
W. Raymond Webb	45	Vice President, Investments
John T. Perri	37	Vice President, Controller

Mr. Langley has been Chairman of the Board of PICO since November 1996 and of Physicians since July 1995. Mr. Langley has been a Director of PICO since November 1996 and a Director of Physicians since 1993. Mr. Langley has been a Director of Jungfraubahn Holding AG since 2000.

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

ITEM 1A. RISK FACTORS

The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. You should carefully consider the following risks, together with other matters described in this Form 10-K or incorporated herein by reference in evaluating our business and prospects. If any of the following risks occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our securities could decline, in some cases significantly. The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations.

Our future water revenues are uncertain and depend on a number of factors that may make our revenue streams and profitability volatile.

We engage in various water resource acquisition, management, development, and sale and lease activities. Accordingly, our future profitability will primarily be dependent on our ability to develop and sell or lease water and water rights. Our long-term profitability will be affected by various factors, including the timing of water resource acquisitions, regulatory approvals and permits associated with such acquisitions, transportation arrangements, and changing technology. We may also encounter unforeseen technical difficulties which could result in construction delays and cost increases with respect to our water resource and water storage development projects. Moreover, our profitability is significantly affected by changes in the market price of water. Future prices of water may fluctuate widely as demand is affected by climatic, demographic and technological factors. Additionally, to the extent that we possess junior or conditional water rights, during extreme climatic conditions, such as periods of low flow or drought, our water rights could be subordinated to superior water rights holders. Many of the factors described above are not within our control. One or more of these factors could impact the profitability of our water resources and cause our results of operations to be volatile.

Our water activities may become concentrated in a limited number of assets, making our growth and profitability vulnerable to fluctuations in local economies and governmental regulations.

In the future, we anticipate that a significant amount of Vidler’s revenues and asset value will come from a limited number of assets, including our water resources in Nevada and Arizona and the Vidler Arizona Recharge Facility. Water resources in this region are scarce and we may not be successful in continuing to acquire and develop additional water assets. If we are unable to develop additional water assets, our revenues will be derived from a limited number of assets, primarily located in Arizona and Nevada. As a result of this concentration, our invested capital and results of operation will be vulnerable to fluctuations in local economies and governmental regulations.

Vidler’s Arizona Recharge facility is one of the few private sector water storage sites in Arizona. To date, we have stored more than 100,000 acre feet at the facility for our own account. We have not stored any water on behalf of any customers, and have not as yet generated any revenue from the recharge facility. We believe that the best economic return on the asset will come from storing water in surplus years for sale in dry years; however we cannot assure you that we will ultimately be able sell the stored water at a price sufficient to provide an adequate return on the capital we have invested in the facility.

A subsidiary of Vidler’s is constructing a pipeline approximately 35 miles long, to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada. Vidler estimates that the total cost of the pipeline will be in the $78 million to $83 million range, and completion is estimated to be late 2007 or early 2008. To date, Vidler has only entered into sale agreements for a very small proportion of the total amount of water that will be conveyed through the pipeline to the northern valleys of Reno. By the time construction of the pipeline has been completed, we anticipate that negotiations will have begun with the principal buyers of this water, who will largely be real estate developers. Although the current market value of water in the area greatly exceeds the total estimated cost of the pipeline and the water to be supplied, we cannot assure you that the sales prices we obtain will provide an adequate return on capital employed in the project. Furthermore, if our negotiations do not result in prices that are acceptable to us, we may choose to monetize the water at a later time, which would have an adverse effect on our near-term revenues and cash flows.

Our water sales may meet with political opposition in certain locations, thereby limiting our growth in these areas.

The water rights we hold and the transferability of these rights to other uses and places of use are governed by the laws concerning the laws concerning water rights in the states of Arizona, California, and Nevada. Our sale of water resources is subject to the risks of delay associated with receiving all necessary regulatory approvals and permits. Additionally, the transfer of water rights from one use to another may affect the economic base of a community and will, in some instances, be met with local opposition. Moreover, certain of the end users of our water rights, namely municipalities, regulate the use of water in order to manage growth, thereby creating additional requirements that we must satisfy to sell and convey water resources. If we are unable to effectively sell and convey water rights, our liquidity will suffer and our revenues would decline.

The fair values of our real estate and water assets are linked to external growth factors.

The real estate and water assets we hold have fair values that are significantly affected by the growth in population and the general state of the local economies where our real estate and water assets are located, primarily in the states of Arizona and Nevada.

The current decline in the U.S. housing market, including the housing markets in Arizona and Nevada, may lead to a near-term slowdown in demand for our real estate and water assets, which could cause a decline in our revenues and income. While we do not expect long-term demand for our assets to decline, a slowdown in the housing market may impact the timing of our monetization of our real estate and water assets. Any prolonged delay in the monetization of our assets may have an adverse effect on our business, financial condition, results of operations, and cash flows.

Variances in physical availability of water, along with environmental and legal restrictions and legal impediments, could impact profitability from our water rights.

We value our water assets, in part, based upon the amounts of acre-feet of water we anticipate from water rights applications and permitted rights. The water rights held by us and the transferability of these rights to other uses and places of use are governed by the laws concerning water rights in the states of Arizona, Colorado and Nevada. The volumes of water actually derived from the water rights applications or permitted rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions. As a result, the amounts of acre-feet anticipated from the water rights applications or permitted rights do not in every case represent a reliable, firm annual yield of water, but in some cases describe the face amount of the water right claims or management’s best estimate of such entitlement. Additionally, we may face legal restrictions on the sale or transfer of some of our water rights, which may affect their commercial value. If we were unable to transfer or sell our water rights, we may lose some or all of our value in our water rights acquisitions.

We may not receive all of the permitted water rights we expect from the water rights applications we have filed in Nevada.

We have filed certain water rights applications in Nevada, primarily as part of the water teaming agreement with Lincoln County. Vidler expends the capital required to enable the filed applications to be converted into permitted water rights. We only expend capital in those areas where our initial investigations lead us to believe that we can obtain a sufficient quantity of water to provide an adequate return on the capital employed in the project. These capital expenditures largely consist of drilling and engineering costs for water production, costs of monitoring wells, and legal and consulting costs for hearings with the State Engineer, and National Environmental Protection Act, or “NEPA”, compliance costs. Until the State Engineer permits the water rights, there can be no assurance that we will be awarded all of the water which we expect based on the results of our drilling and our legal position. Any significant reduction in the quantity of water awarded to us from our expectations could adversely affect our revenues, profitability, and cash flows.

Our sale of water may be subject to environmental regulations which would impact the profitability of such sales.

The quality of the water we lease or sell may be subject to regulation by the United States Environmental Protection Agency acting pursuant to the federal Safe Drinking Water Act. While environmental regulations do not directly affect us, the regulations regarding the quality of water distributed affects our intended customers and may, therefore, depending on the quality of our water, impact the price and terms upon which we may in the future sell our water rights. If we need to reduce the price of our water rights in order to make a sale to our intended customers, our results of operations could suffer.

Purchasers of our real estate and water assets may default on their obligations to us and adversely affect our results of operations and cash flow.

In certain circumstances, we finance sales of real estate and water assets, and we secure such financing through deeds of trust on the property, which are only released once the financing has been fully paid off. Purchasers of our real estate and water assets may default on their financing obligations. Such defaults may have an adverse effect on our business, financial condition, and the results of operations and cash flows.

If we do not successfully locate, select and manage acquisitions and investments, or if our acquisitions or investments otherwise fail or decline in value, our financial condition could suffer.

We invest in businesses that we believe are undervalued or that will benefit from additional capital, restructuring of operations or improved competitiveness through operational efficiencies. If a business in which we invest fails or its fair value declines, we could experience a material adverse effect on our business, financial condition, the results of operations and cash flows. Additionally, we may not be able to find sufficient opportunities to make our business strategy successful. Our failure to successfully locate, select and manage acquisition and investment opportunities could have a material adverse effect on our business, financial condition, the results of operations and cash flows. Such business failures, declines in fair values, and/or failure to successfully locate, select and manage acquisitions or investments could result in an inferior return on shareholders’ equity. We could also lose part or all of our capital in these businesses and experience reductions in our net income, cash flows, assets and shareholders’ equity.

Failure to successfully manage newly acquired companies could adversely affect our business.

Our management of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, and finance. These efforts result in additional expenses and involve significant amounts of our management’s time and could distract our management from the day-to-day operations of our business. The diversion of our management’s attention from the day-to-day operations, or difficulties encountered in the integration process, could have a material adverse effect on our business, financial condition, and the results of operations and cash flows. If we fail to integrate acquired businesses into our operations successfully, we may be unable to achieve our strategic goals and the value of your investment could suffer.

Our acquisitions may result in dilution to our shareholders and increase liabilities.

We make selective acquisitions of companies that we believe could benefit from our resources of additional capital, business expertise or existing operations. We endeavor to enhance and realize additional value to these acquired companies through our influence and control. Any acquisition could result in the use of a significant portion of our available cash, significant dilution to you, and significant acquisition-related charges. Acquisitions may also result in the assumption of liabilities, including liabilities that are unknown or not fully known to us at the time of the acquisition, which could have a material adverse effect on us.

Our acquisitions and investments may yield low or negative returns for an extended period of time, which could temporarily or permanently depress our return on shareholders’ equity, and we may not realize the value of the funds we invest.

We generally make acquisitions and investments that tend to be long term in nature, and for the purpose of realizing additional value by means of appropriate levels of shareholder influence and control. We acquire businesses that we believe to be undervalued or may benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with our existing operations. We may not be able to develop acceptable revenue streams and investment returns through the businesses we acquire, and as a result we may lose part or all of our investment in these assets. Additionally, when any of our acquisitions do not achieve acceptable rates of return or we do not realize the value of the funds invested, we may write down the value of such acquisitions or sell the acquired businesses at a loss. Some of our prior acquisitions have lost either part or all of the capital we invested. Unsuccessful acquisitions could have negative impacts on our cash flows, income, assets and shareholders’ equity, which may be temporary or permanent. Moreover, the process we employ to enhance value in our acquisitions and investments can consume considerable amounts of time and resources. Consequently, costs incurred as a result of these acquisitions and investments may exceed their revenues and/or increases in their values for an extended period of time. Ultimately, however, we may not be able to develop the potential of these assets that we originally anticipated.

Our ability to achieve an acceptable rate of return on any particular investment is subject to a number of factors which may be beyond our control, including increased competition and loss of market share, quality of management, cyclical or uneven financial results, technological obsolescence, foreign currency risks and regulatory delays.

We may not be able to sell our investments when it is advantageous to do so and we may have to sell these investments at a discount to fair value.

No active market exists for some of the companies in which we invest. We acquire stakes in private companies that are not as liquid as investments in public companies. Additionally, some of our acquisitions may be in restricted or unregistered stock of U.S. public companies. Moreover, even our investments for which there is an established market are subject to dramatic fluctuations in their market price. These illiquidity factors may affect our ability to divest some of our acquisitions and could affect the value that we receive for the sale of such investments and have a negative impact on our results of operations.

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

Volatile fluctuations in our insurance reserves could cause our financial condition to be materially misstated.

Although we provide reserves that management believes are adequate, the actual losses could be greater.  Our insurance subsidiaries may not have established reserves that are adequate to meet the ultimate cost of losses arising from claims. It has been, and will continue to be, necessary for our insurance subsidiaries to review and make appropriate adjustments to reserves for claims and expenses for settling claims. Inadequate reserves could cause our financial condition to fluctuate from period to period and cause our financial condition to appear to be better than it actually is for periods in which insurance claims reserves are understated. In subsequent periods when we discover the underestimation and pay the additional claims, our cash needs will be greater than expected and our financial results of operations for that period will be worse than they would have been had our reserves been accurately estimated originally.

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

If we underestimate the amount of reinsurance we need or if the companies with which we have reinsurance agreements default on their obligations, we may be unable to cover claims made and that would have a material adverse effect on our results of operations.

We have reinsurance agreements on all of our insurance books of business with reinsurance companies. We purchase reinsurance based upon our assessment of the overall direct underwriting risk. It is possible that we may underestimate the amount of reinsurance required to achieve the desired level of net claims risk, and a claim may exceed the combined value of our reserve and the amount of reinsurance available. Additionally, our reinsurers could default on amounts owed to us for their portion of the direct insurance claim. Our insurance subsidiaries, as direct writers of lines of insurance, have ultimate responsibility for the payment of claims, and any defaults by reinsurers may result in our established reserves not being adequate to meet the ultimate cost of losses arising from claims. If claims made exceed the amount of our direct reserves and the available reinsurance, we may be subject to regulatory action or litigation and our results of operation would suffer as a result.

State regulators could require changes to our capitalization and/or to the operations of our insurance subsidiaries, and/or place them into rehabilitation or liquidation.

Beginning in 1994, Physicians and Citation became subject to the provisions of the Risk-Based Capital for Insurers Model Act which has been adopted by the National Association of Insurance Commissioners for the purpose of helping regulators identify insurers that may be in financial difficulty. The Model Act contains a formula which takes into account asset risk, credit risk, underwriting risk and all other relevant risks. Under this formula, each insurer is required to report to regulators using formulas which measure the quality of its capital and the relationship of its modified capital base to the level of risk assumed in specific aspects of its operations. The formula does not address all of the risks associated with the operations of an insurer. The formula is intended to provide a minimum threshold measure of capital adequacy by an individual insurance company and does not purport to compute a target level of capital. Companies which fall below the threshold will be placed into one of four categories: Company Action Level, where the insurer must submit a plan of corrective action; Regulatory Action Level, where the insurer must submit such a plan of corrective action, the regulator is required to perform such examination or analysis the Superintendent of Insurance considers necessary and the regulator must issue a corrective order; Authorized Control Level, which includes the above actions and may include rehabilitation or liquidation; and Mandatory Control Level, where the regulator must rehabilitate or liquidate the insurer. As of December 31, 2006, all of our insurance subsidiaries’ risk-based capital results exceeded the Company Action Level. However, we cannot assure you that insurance subsidiaries’ risk-based capital results will exceed the Company Action Level in the future. If the risk-based capital of any of our insurance subsidiaries fails to exceed the Company Action Level, we will be subject to the regulatory action described above and our results of operations could suffer.

If we are required to register as an investment company, we will be subject to a significant regulatory burden and our results of operations will suffer.

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

PICO is a diversified holding company with operations in real estate and related water rights and mineral rights; water resource development and water storage; insurance operations in run-off; and business acquisitions and financing. Each of these areas is unique, complex in nature, and difficult to understand. In particular, the water resource business is a developing industry within the western United States with very little historical data, very few experts and a limited following of analysts. Because we are complex, analysts and investors may not be able to adequately evaluate our operations and PICO in total. This could cause analysts and investors to make inaccurate evaluations of our stock, or to overlook PICO in general. As a result, the trading volume and price of our stock could suffer.

Fluctuations in the market price of our common stock may affect your ability to sell your shares.

The trading price of our common stock has historically been, and we expect to continue to be, subject to fluctuations. The market price of our common stock may be significantly impacted by:
•	quarterly variations in financial performance and condition;
•	shortfalls in revenue or earnings from levels forecast by securities analysts;
•	changes in estimates by such analysts;
•	product introductions;
•	our competitors’ announcements of extraordinary events such as acquisitions;
•	litigation; and
•	general economic conditions.

Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations. At December 31, 2006, the closing price of our common stock on the NASDAQ Global Market was $34.77 per share, compared to $20.77 at December 31, 2004. On a quarterly basis between these two dates, closing prices have ranged from a high of $35.53 to a low of $20.93. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we do business or relating to us specifically could result in an immediate and adverse effect on the market price of our common stock. Such fluctuations in the market price of our common stock could affect the value of your investment and your ability to sell your shares.

We may not be able to retain key management personnel we need to succeed, which could adversely affect our ability to successfully operate our businesses.

To run our day-to-day operations and to successfully manage newly acquired companies we must, among other things, continue to attract and retain key management. We rely on the services of several key executive officers. If they depart, it could have a significant adverse effect. Messrs. Langley and Hart, our Chairman and CEO, respectively, are key to the implementation of our strategic focus, and our ability to successfully develop our current strategy is dependent upon our ability to retain the services of Messrs. Langley and Hart.

We use estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America.

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of financial statements and the reported amount of revenues and expenses during the reporting period. We regularly evaluate our estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for our judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources. The carrying values of assets and liabilities and the reported amount of revenues and expenses may differ by using different assumptions. In addition, in future periods, in order to incorporate all known experience at that time, we may have to revise assumptions previously made which may change the value of previously reported assets and liabilities. This potential subsequent change in value may have a material adverse effect on our business, financial condition, and the results of operations and cash flows.

Repurchases of our common stock could have a negative effect on our cash flows and our stock price.

Our Board of Directors has authorized the repurchase of up to $10 million of our common stock. The stock purchases may be made from time to time at prevailing prices though open market, or negotiated transactions, depending on market conditions, and will be funded from available cash resources of the company. Such repurchases may have a negative impact on our cash flows, and could result in market pressure to sell our common stock.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, SEC regulations and NASDAQ Stock Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of substantial financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties and we may be required to indemnify them for any expenses incurred in defending against claims. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changes laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation could be harmed.

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

We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the long-term growth of our business. We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms, but such financing may dilute the interests of our stockholders. We cannot assure you that any additional financing we need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

Litigation may harm our business or otherwise distract our management.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, stockholders or customers could be very costly and substantially disrupt our business. Additionally, our subsidiaries may become involved in litigation that could necessitate our management’s attention and require us to expend our resources. We or our subsidiaries will have disputes from time to time with companies or individuals, and we cannot assure that that we will always be able to resolve such disputes out of court or on terms favorable to us.

THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND CASH FLOWS AND FINANCIAL CONDITION AND COULD MAKE COMPARISON OF HISTORIC OPERATING RESULTS AND CASH FLOWS AND BALANCES DIFFICULT OR NOT MEANINGFUL.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

PICO leases approximately 6,354 square feet in La Jolla, California for its principal executive offices.

Physicians leases approximately 1,892 square feet of office space in Columbus, Ohio for its headquarters. Citation leases office space for a claims office in Orange County, California. Vidler and Nevada Land lease office space in Carson City, Nevada. Vidler and Nevada Land hold significant investments in real estate and water assets and mineral rights in the southwestern United States. We continually evaluate our current and future space capacity in relation to our business needs. We believe that our existing facilities are suitable and adequate to meet our current business requirements. See “Item 1-Business-Introduction.”

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

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

Exegy Litigation:

  On November 7, 2006 Exegy Incorporated (“Exegy”) sent letters to PICO Holdings, Inc. (“PICO”) and HyperFeed Technologies, Inc. (HyperFeed”), purporting to terminate the August 25, 2006 agreement among PICO, HyperFeed, and Exegy.  The agreement contemplated a transaction between the parties whereby the common stock of HyperFeed owned by PICO would have been contributed to Exegy in exchange for Exegy’s issuance to PICO of certain Exegy stock.

    On November 13, 2006 Exegy filed a lawsuit against PICO and HyperFeed in state court in Missouri seeking a declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 agreement  was valid.  In the event that Exegy’s November 7, 2006 letter is not determined to be a valid termination of the agreement, Exegy seeks  a declaration that PICO and HyperFeed have materially breached the agreement,  for which Exegy seeks monetary  damages and an injunction against further material breach.  Finally, Exegy seeks a declaratory judgment that if its November 7, 2006 notice of termination was not valid, and that if PICO and HyperFeed did materially breach the agreement but that a continuing breach cannot be remedied or enjoined, then Exegy seeks a declaration that Exegy should be relieved of further performance under the agreement due to alleged HyperFeed actions deemed by Exegy to be inconsistent with the agreement. On December 15, 2006 the lawsuit filed by Exegy on November 13, 2006 was removed from Missouri state court to federal court.

    On November 17, 2006 HyperFeed and PICO filed a lawsuit against Exegy in state court in Illinois.  PICO and HyperFeed allege that Exegy, after the November 7, 2006 letter purporting to terminate the agreement, used and continues to use HyperFeed’s confidential and proprietary information in an unauthorized manner and without HyperFeed’s consent. PICO and HyperFeed are also seeking a preliminary injunction enjoining Exegy from disclosing, using, or disseminating HyperFeed’s confidential and proprietary information, and from continuing to interfere with HyperFeed’s business relations.  PICO and HyperFeed also seek monetary damages from Exegy. On January 18, 2007 this case was removed from Illinois state court to federal bankruptcy court in Illinois. On February 21, 2007 this case was transferred to the United States Bankruptcy Court, District of Delaware.

    It is anticipated that the United States Bankruptcy Court, District of Delaware will accept the transfer of the case which is presently in federal court in Missouri, and consolidate the cases in HyperFeed’s pending Chapter 7 bankruptcy action, where both cases will continue as adversary proceedings.

    HyperFeed Technologies:

    On November 29, 2006 HyperFeed, an 80%-owned subsidiary of PICO, filed a voluntary petition  for relief under Chapter 7 of the United States Bankruptcy Code captioned In Re Hyperfeed Technologies, Inc., filed in the United States District Court for the District of Delaware, Case No. 06-11357 (CSS). On November 30, 2006, the bankruptcy court appointed the Chapter 7 Trustee of Hyperfeed’s bankruptcy estate. Hyperfeed is indebted to PICO pursuant to a Secured Convertible Promissory Note dated March 30, 2006, in the original principal amount of $10 million. PICO asserts it is the largest creditor and interest holder in the bankruptcy case. The Trustee in presently investigating PICO’s claims and security position.

    Fish Springs Ranch, LLC:

    The final regulatory approval required for the Fish Springs pipeline project is a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006. Subsequently, there were two protests against the ROD, and the matter was appealed to the Interior Board of Land Appeals (“IBLA”). During the third quarter of 2006, the IBLA refused to stay the ROD.

    However, in October 2006, one protestant filed an action with the U.S. District Court against the Bureau of Land Management (“BLM”) and the U.S. Department of the Interior. The complaint is identical to the appeal dismissed by the IBLA. On December 13, 2006 the Federal District Court refused to issue a temporary restraining order. On February 26, 2007, after oral argument, the Federal District Court took under submission the protestant’s request for a preliminary injunction. A ruling on the motion is expected during the first or second quarter of 2007. The Company believes that the protestant’s latest legal action to obtain a preliminary injunction in Federal District Court is likely to fail. Although the Company is not currently a party to the proceedings, we will continue to participate in the case, as allowed bv the Federal District Court, to protect our interest in the pipeline project.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2006 to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of PICO is traded on the NASDAQ Global Market under the symbol “PICO.” The following table sets out the high and low daily closing sale prices as reported on the NASDAQ Global Market. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions.

	2006		2005
	High	Low	High	Low
1st Quarter	$35.37	$31.59	$27.00	$20.93
2nd Quarter	$35.03	$30.05	$29.76	$23.94
3rd Quarter	$35.53	$29.72	$35.14	$28.41
4th Quarter	$34.91	$30.42	$35.35	$32.12

On March 8, 2007, the closing sale price of PICO’s common stock was $37.68 and there were approximately 627 holders of record.

PICO has not declared or paid any dividends in the last two years, and does not expect to pay any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,“Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

Company Stock Performance Graph

    Set forth below is a graph comparing the total return on an indexed basis of a $100 investment in the Company's stock, Standard's and Poor's 500 Index and the Russel 200 Index.  The measurement points utilized in the graph consists of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company.  The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/06 - 10/31/06	-	-
11/1/06 - 11/30/06	-	-
12/1/06 - 12/31/06	-	-

(1) In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash. As of December 31, 2006, no stock had been repurchased under this authorization.

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

The following selected financial data for the years ended December 31, 2005 through December 31, 2002 differ from previously reported selected financial data due to reporting the results of HyperFeed as discontinued operations.  This information is derived from the statement of operations.  See also Note 2, "Discontinued Operations" of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2006	2005	2004	2003	2002
OPERATING RESULTS	(In thousands, except share data)
Revenues:
Total investment income	$39,609	$15,917	$9,056	$8,100	9,595
Sale of real estate and water assets	41,509	124,984	10,879	19,751	15,232
Other income	1,605	1,210	2,188	3,648	4,447
Total revenues	$82,723	$142,111	$22,123	$31,499	$29,274

Income (loss) from continuing operations	$31,511	$22,267	$(7,860)	$(5,982)	$2,568
Income (loss) from discontinued operations, net	(2,268)	(6,065)	(2,698)	2,744	1,376
Cumulative effect of change in accounting principle, net					1,985
Net income (loss)	$29,243	$16,202	$(10,558)	$(3,238)	$5,929
PER COMMON SHARE BASIC AND DILUTED:
Income (loss) from continuing operations	$2.10	$1.72	$(0.64)	$(0.48)	$0.21
Income (loss) from discontinued operations	(0.15)	(0.47)	(0.22)	0.22	0.11
Cumulative effect of change in accounting principle					0.16
Net income (loss)	$1.95	$1.25	$(0.85)	$(0.26)	$0.48
Weighted Average Shares Outstanding	14,994,947	12,959,029	12,368,068	12,375,933	12,375,466

	Year Ended December 31,
	2006	2005	2004	2003	2002
FINANCIAL CONDITION	(In thousands, except per share data)
Assets	$549,043	$441,830	$354,658	$330,937	$2655,87
Asset of discontinued operations		$4,616	3,974	9,864	498
Unpaid losses and loss adjustment expenses	$41,083	$46,647	$55,944	$60,864	$52,703
Bank borrowings	$12,721	$11,835	$17,556	$15,377	$14,636
Liabilities of discontinued operations		$4,282	$3,121	$3,784
Total liabilities and minority interest	$143,816	$140,955	$114,729	101,777	$81,888
Shareholders' equity	$405,227	$300,875	$239,929	$229,160	$221,032
Book value per share (1)	$25.52	$22.67	$19.40	$18.52	$17.86

(1) Book value per share is computed by dividing shareholders’ equity by the net of total shares issued less shares held as treasury shares.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The consolidated financial statements and other portions of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” reflect the effects of presenting HyperFeed Technologies, Inc. as a discontinued operation.See Note 2 of Notes to Consolidated Financial Statements, “Discontinued Operations”.

COMPANY SUMMARY, RECENT DEVELOPMENTS AND FUTURE OUTLOOK

WATER RESOURCE AND WATER STORAGE OPERATIONS

BACKGROUND
We believe that continuing trends in Nevada and Arizona indicate strong future demand for Vidler’s water rights and water storage assets.

Based on figures published by the Nevada State Demographer, in the six years from 2000 to 2006, the population of Clark County, Nevada, which includes metropolitan Las Vegas, increased 34.4% to almost 1.9 million residents. Around 70,000 people are moving to the area annually. Currently Las Vegas takes most of its water supply from Lake Mead, which is primarily fed by water flows from the Colorado River. Due to the continued growth in demand for water and a prolonged drought, the level of Lake Mead is close to 50 year lows. Accordingly, Las Vegas is aggressively seeking to conserve water (e.g., rules have been introduced restricting water use in new homes) and to diversify its sources of water supply. At the same time, the increasing cost of housing in Las Vegas is leading to more rapid growth in outlying areas within commuting distance.

We believe that over time, these factors will lead to demand for water in parts of southern Nevada where Vidler owns or has an interest in water rights, including southern Lincoln County, Sandy Valley, and Moapa Valley (Muddy River) in Clark County. If growth management initiatives are introduced in Las Vegas, we believe this will lead to even more rapid growth in the areas surrounding metropolitan Las Vegas.

Due to the low level of Lake Mead, the lower basin states of Arizona, California, and Nevada may be required to take no more than their current allotments of water from the Colorado River. This is likely to increase demand for the net recharge credits owned by Vidler, representing water which Vidler has in storage in its Arizona Recharge Facility. We also anticipate demand from developers and other entities to store water for various purposes, including developers who need a back-up water supply for dry years and an assured water supply for new development projects.

The Central Arizona Water Conservation District (“CAWCD”) is a three-county water district servicing the most populous parts of Arizona, including Maricopa County. A 2003 CAWCD study predicted that CAWCD will be able to use 9 million acre-feet of water from Arizona’s Colorado River supplies in the years from 2004 through 2050, assuming average annual precipitation. The CAWCD also estimated that 8.6 million acre-feet will be required over the same period by the Central Arizona Groundwater Replenishment District, the authority responsible for protecting groundwater supplies in the CAWCD three-county service area. The CAWCD also estimated demand of 3.5 million acre-feet from the Arizona Water Bank for various purposes (e.g., use in Nevada), and a further 4.3 million acre-feet to replenish groundwater reserves. Based on these forecasts, Arizona appears to be faced with a shortfall of 7.4 million acre-feet of water in the period through 2050, which will require CAWCD to acquire additional supplies.

In 2006, the Southern Nevada Water Authority released an updated water resource plan (which can be viewed at www.snwa.com) to develop and deliver water supplies to meet regional growth demands. This plan consists of (1) the storage of water, including up to 1.25 million acre-feet in Arizona, combined with (2) the development of further water resources in Nevada. We believe that Vidler’s assets are well positioned to contribute to the water resource solutions required in Nevada.

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

At December 31, 2006, Vidler owned approximately 2,880 acre-feet of ground water and the related land in the Harquahala Valley. The Harquahala Valley is located in La Paz County and Maricopa County, approximately 75 miles northwest of metropolitan Phoenix, Arizona. According to U.S. Census Bureau data, the population of Maricopa County increased 18.3% from 2000 to 2005, with the addition of more than 110,000 people per year. Vidler anticipates that as the boundaries of the greater Phoenix metropolitan area push out, this is likely to lead to demand for water to support growth within the Harquahala Valley itself. The remaining water can also be transferred for municipal use outside of the Harquahala Valley.

Nevada

Vidler has acquired water rights in northern Nevada through the purchase of ranch properties (i.e., appropriating existing supplies of water), filing applications for new water rights (i.e., appropriating new supplies of water), and entering into teaming arrangements with parties owning water rights, which they wish to maximize the value of.

In 19 of the past 20 years, Nevada was the state which experienced the most rapid population growth and new home construction in the United States, and in 2006 it was second, behind Arizona. The population is concentrated in southern Nevada, which includes the Las Vegas metropolitan area.

1.	Lincoln County

The Lincoln County Water District and Vidler (“Lincoln/Vidler”) have entered into a water delivery teaming agreement to locate and develop water resources in Lincoln County, Nevada.   Under the agreement proceeds from sales of water will be shared equally after Vidler is reimbursed for the expenses incurred in developing water resources in Lincoln County.  Lincoln/Vidler has filed applications for more than 100,000 acre-feet of water rights with the intention of supplying water for residential, commercial, and industrial use, as contemplated by the County’s approved master plan. We believe that this is the only known new source of water for Lincoln County. Vidler anticipates that up to 40,000 acre-feet of water rights will ultimately be permitted from these applications, and put to use for projects in Lincoln County.

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

  In 2005 Lincoln/Vidler entered into an agreement with a devloper.  Tthe developer has up to 10 years to purchase up to 7,240 acre-feet of water, as and when supplies are permitted from the applications. We anticipate that the hearings to permit these applications will commence in 2007. During 2006, Vidler successfully drilled a series of production and monitoring wells to provide evidence to support the applications. The initial price of $7,500 per acre-foot will increase at 10% each year. In addition, the developer pays a commitment fee equal to 10% of the outstanding balance of unpurchased water each year, beginning August 9, 2006, which will be applied to the purchase of water.

The Lincoln County teaming arrangement is an example of a transaction where Vidler can partner with an entity, in this case a governmental entity, to provide the necessary capital, entrepreneurial skills, and technical expertise to commercially develop water assets, thereby providing a significant economic benefit to the partner.

Coyote Springs
Coyote Springs (www.coyotesprings.com) is a planned mixed-use development to be located approximately 40 miles north of Las Vegas, at the junction of U.S. Highway 93 and State Highway 168, partially within Lincoln County, Nevada, and partially within Clark County, Nevada. Coyote Springs is the largest privately-held property for development in southern Nevada. The developer, Coyote Springs Investment, LLC (“CSIL”), has received entitlements for approximately 50,000 residential units, 6 golf courses, and 1,200 acres of retail and commercial development on 13,100 acres in Clark County. CSIL expects to receive additional entitlements for its 29,800 acres in Lincoln County. Based on the entitlements obtained so far, it is estimated that the community will require approximately 35,000 acre-feet of permanent water. Additional water will be required as further entitlements are obtained. It is expected that full absorption of the residential units will take 25 years or more.

Pardee Homes has agreed to be the master residential developer on the first phase of the development. Construction of the first golf course is expected to be finished in 2007, and CSIL has stated that the first houses should start going up in 2007.

In 2006, Lincoln/Vidler sold approximately 570 acre-feet of water rights at Meadow Valley, located in Lincoln and Clark counties, to CSIL for approximately $3.4 million, or $6,050 per acre-foot. Vidler’s 50% share of the sales price was $1.7 million.

We anticipate that Lincoln County/Vidler could provide the majority of the water required for the Coyote Springs project from the jointly filed applications for water rights in various basins in Lincoln County.

In 2005, Lincoln/Vidler agreed to sell additional water to CSIL, as and when supplies are permitted from existing applications in Kane Springs, Nevada. The initial purchase price for the water was $6,050 per acre-foot for the first year of the agreement. The price of unpurchased water will increase 10% each year on the anniversary of the agreement, and is currently $6,655 per acre-foot.

A hearing was completed in 2006 on a filing for water rights from Kane Springs, and in January 2007 Lincoln/Vidler was awarded 1,000 acre-feet of permitted water rights. The Nevada State Engineer has requested additional data before making a determination on the balance of the applications from this groundwater basin, where Lincoln/Vidler maintains priority applications for approximately 17,375 acre-feet of water. The actual permits received may be for a lesser quantity, which cannot be accurately predicted.

Once the permit for the 1,000 acre-feet of water from Kane Springs has been received, the sale to CSIL is scheduled to close in 30 days.

Lincoln County Power Plant Project
In 2005, Vidler entered into an option agreement to sell its interest in a project to construct a new electricity-generating plant in southern Lincoln County, for $4.8 million. It is anticipated that the new plant will supply electricity to the new communities to be developed near Mesquite, and surrounding areas, which are expected to be fast-growing. If the purchaser exercises the option to purchase the interest in the power project, the agreement is scheduled to close in 2007. The purchaser has made all of the scheduled option exercise payments to date.

This project is 100% owned by Vidler, and does not form part of the Lincoln/Vidler teaming arrangement.

2.	Fish Springs Ranch

Vidler has a 51% membership interest in, and is the managing partner of, Fish Springs Ranch, LLC (“Fish Springs”), and owns 100% of V&B, LLC. These companies own the Fish Springs Ranch and other properties totaling approximately 8,600 acres in Honey Lake Valley in Washoe County, 45 miles north of Reno, Nevada, and permitted water rights related to the properties, which are transferable to the Reno/Sparks area. The Fish Springs Ranch water rights have been identified as the most economical and proven new source of supply to support new growth in the north valley communities of Washoe County. According to the Nevada State Demographer, from 2000 to 2006, the population of Washoe County (including Reno/Sparks) increased by 19.6% to approximately 409,000 people.

Residential property developers have publicly stated that Reno is constrained for land. If additional water can be supplied to Reno and the surrounding areas, this will allow the development of additional land. Indicative market prices for new water delivered to Reno have appreciated strongly, commensurate with increases in the value of raw land and finished homes.  Given these market conditions, Fish Springs has determined that it would be advantageous to construct, at its own expense, a pipeline approximately 35 miles long, to convey 8,000 acre-feet of water annually from Fish Springs Ranch to a central storage tank in northern Reno, which could supply water to the new projects of several developers in the northern valleys.

The current market value of water in the area greatly exceeds the total estimated cost of the pipeline and the water to be supplied. To date, Vidler has entered into agreements to sell approximately 117.5 acre-feet of water at a price of $45,000 per acre-foot, as and when water can be delivered through the completed pipeline.

During 2006, we completed design of the pipeline project, and began construction of the pipeline and a plant to generate the electricity which will be required to pump the water. The total cost of the pipeline project is estimated to be in the $78 million to $83 million range. As of December 31, 2006, approximately $28.7 million of costs related to the design and construction of the pipeline have been capitalized (i.e., recorded as an asset in our balance sheet, in the line “Real estate and water assets”). The balance of the cost of the pipeline project will be outlaid over the next 6 to 12 months. As of March 2007, Vidler has commitments for future capital expenditures amounting to approximately $25.1 million, relating to the Fish Springs pipeline.

The final regulatory approval required for the pipeline project was a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006. Subsequently, there were two protests against the ROD, and the matter was appealed to the Interior Board of Land Appeals (“IBLA”). During the third quarter of 2006, the IBLA refused to stay the ROD.

However, in October 2006, one protestant, the Pyramid Lake Tribe, filed an action with the U.S. District Court against the Bureau of Land Management (“BLM”) and the U.S. Department of the Interior. The complaint is identical to the appeal dismissed by the IBLA. On December 13, 2006 the Federal District Court refused to issue a temporary restraining order. On February 26, 2007, after oral argument, the Federal District Court took under submission the Tribe’s request for a preliminary injunction. A ruling on the motion is expected in the first or second quarter of 2007.

Vidler management believes that the Tribe’s latest legal action to obtain a preliminary injunction is also likely to fail. Although Vidler is not currently a party to the proceedings, Vidler will continue to participate in monitoring the case, as allowed by the Federal District Court to protect its interest in the pipeline project.

3.	Carson City, Nevada

The capital city of Nevada, Carson City is located in the western part of the state, close to the border with California, and approximately 30 miles from Reno. The city limits cover approximately 146 square miles. The Nevada State Demographer estimated the population of Carson City at 57,701 on July 1, 2006, an increase of 8.4% over the past 6 years.

In December 2006, Carson City entered into a water resources teaming agreement with Vidler to develop water resources within the jurisdiction of Carson City. An important objective of the agreement is to improve, expand and develop existing production, treatment, storage, and reclamation activities, including a reclaimed water storage reservoir in the Brunswick Canyon in Carson City, which may result in additional water rights credits being granted. The agreement also contemplates the filing of applications for new water rights in areas containing Carson City water resources.

These water resource activities, both within and outside Carson City boundaries, are intended to facilitate new supplies of water that potentially could be used by fast-growing communities adjoining Carson City.

4.	Sandy Valley, Nevada

In June 2002, the Nevada State Engineer awarded Vidler 415 acre-feet of water rights near Sandy Valley, Nevada. Vidler has filed another application for 1,000 acre-feet.

The award of the permit for the 415 acre-feet of water rights was appealed, and is currently under reconsideration in the Nevada Supreme Court, which we believe is the final court of appeal for the matter. Once the appeal has been concluded, we anticipate utilizing the water rights to support future growth in Sandy Valley or surrounding areas in southwestern Nevada.

5.	Muddy River water rights

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

At December 31, 2006, Vidler owned approximately 221 acre-feet of Muddy River water rights, and had the right to acquire an additional 46 acre-feet.

Colorado

Vidler is completing the process of monetizing its water rights in Colorado, through sale or lease:
•	in 2004, Vidler closed on the sale of approximately 6.5 acre-feet of water rights for $266,000;
•	in 2005, Vidler closed on the sale of approximately 5.5 acre-feet of water rights for $261,000; and
•	in 2006, Vidler closed on the sale of various water rights and related assets to the City of Golden, Colorado for $1.2 million.

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

Vidler has not yet stored water for customers at the recharge facility, and has not as yet generated any revenue from the facility. We believe that the best economic return on the facility will come from storing water in surplus years for sale in dry years. Vidler has been recharging water for its own account since 1998, when the pilot plant was constructed. At the end of 2006, Vidler had “net recharge credits” representing approximately 115,000 acre-feet of water in storage at the facility, and had purchased or ordered a further 30,000 acre-feet for recharge in 2007. Vidler purchased the water from the CAP, and intends to resell this recharged water at an appropriate time.

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

Vidler is in discussions with a number of developers and other entities which could lead to the sale of net recharge credits. We believe that the storage site, the net recharge credits, and Vidler’s remaining water rights and land in the Harquahala Valley could be an attractive combination to developers looking to secure water supply to support new development in the Harquahala Valley, which is approximately 75 miles northwest of metropolitan Phoenix, Arizona. The Vidler Arizona Recharge Facility is located in La Paz County, close to the county line with fast-growing Maricopa County. According to U.S. Census Bureau data, the population of Maricopa County increased 18.3% from 2000 to 2005, with the addition of more than 110,000 people per year. Vidler anticipates that as the boundaries of the greater Phoenix metropolitan area push out, this is likely to lead to demand for water to support growth within the Harquahala Valley itself.

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

Vidler’s remaining interest includes approximately 30,000 acre-feet of storage capacity. We have the guaranteed right to recover a minimum of approximately 2,700 acre-feet every year. In some circumstances, we have the right to recover up to approximately 6,800 acre-feet in any one year. We are considering various alternatives for the remaining interest, including sale to developers or industrial users. Currently Vidler is not storing any water at Semitropic for third parties. Until 2007, Vidler is required to make an annual payment of approximately $400,000 under its agreement with Semitropic Water Storage District. From 2008, the annual payment drops to $22,000.

Other Projects
Vidler continues to investigate and evaluate water and land opportunities in the southwestern United States, which meet our risk/reward and value criteria, in particular, assets which have the potential to add value to our existing assets. Vidler routinely evaluates the purchase of further water-righted properties in Arizona and Nevada and other states in the southwest and western United States. Vidler also continues to be approached by parties who are interested in obtaining a water supply, or discussing joint ventures to commercially develop water assets and/or develop water storage facilities in Arizona, Nevada, and other southwestern states.

REAL ESTATE OPERATIONS

Our Real Estate Operations are conducted through Nevada Land and Resource Company, LLC.

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

Nevada Land recognizes revenue from land sales when a sale transaction closes. On closing, the entire sales price is recorded as revenue, and the associated cost basis is reported as cost of land sold.  Since the date of closing determines the accounting period in which the revenue and cost of land sold are recorded, Nevada Land’s reported results fluctuate from period to period, depending on the dates when transactions close. Consequently, results for any one year are not necessarily indicative of likely results in future years.

In 2006, Nevada Land generated $16.5 million in revenues from the sale of approximately 200,000 acres of former railroad land. The average sales price of $83 per acre compares to our average basis of $28 per acre in the parcels which were sold. In 2006, 67.4% of land sales were settled for cash, and Nevada Land provided partial financing for the remainder. Vendor financing is collateralized by the land conveyed, and is typically subject to a minimum 30% down payment and a 10% interest rate.

In addition, in 2006 Nevada Land sold approximately 7,675 acres of deeded land and related water assets at Spring Valley Ranch, which is located approximately 40 acres west of Ely in White Pine County, Nevada. The sale of Spring Valley Ranch real estate and water assets added $22 million to revenues and approximately $18.8 million to income before income taxes in 2006.

In 2005 and 2006, land sales were significantly higher than in preceding years. The $16.5 million in sales of former railroad land in 2006 consisted of 76 individual sales transactions, reflecting demand for various types of land with various uses, including rural-suburban-urban living, desert lands, and ranching.

During 2004, 2005 and 2006, the market for many types of real estate in Nevada was buoyant. We believe that higher prices for land in and around municipalities has increased the demand for, and in some locations the price of, property 50 miles or more from municipalities, including some parcels of land we own. It can take a year or more to complete a land sale transaction, the timing of land sales is unpredictable, and historically the level of land sales has fluctuated from year to year. Accordingly, it should not necessarily be assumed that the higher level of sales in 2005 and 2006 can be maintained.

BUSINESS ACQUISITIONS AND FINANCING

This section describes our interests in two Swiss public companies, Jungfraubahn Holding AG and Raetia Energie AG, which are the only interests in public companies held in this segment at the end of 2006.

Conversion of Swiss Franc amounts to U.S. dollars
Income statement items (revenues, expenses, gains, and losses) for foreign operations are translated into U.S. dollars using the average foreign exchange rate for the year, and balance sheet items (assets and liabilities) are translated at the actual exchange rate at the balance sheet date.

For the convenience of the reader, the average Swiss Franc exchange rate for 2006 used for income statement items was CHF1.2618 to the U.S. dollar (2005: CHF1.2450), and the actual Swiss Franc exchange rate at December 31, 2006 used for balance sheet items was CHF1.2185 (December 31, 2005: CHF1.3139).

Jungfraubahn Holding AG

PICO owns 1.3 million shares of Jungfraubahn, which represents approximately 22.5% of that company. At December 31, 2006, the market (carrying) value of our holding was $49.1 million.

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

In February 2007, Jungfraubahn issued a press release containing an initial review of 2006 operations, using Swiss accounting principles. The full text is available on Jungfraubahn’s website www.jungfraubahn.com (click on “Investor Relations”, then “Shareholders”). The contents of Jungfraubahn’s website are not incorporated in this 10-K.

In the press release, Jungfraubahn reported that passenger traffic revenues increased by 0.3% to CHF 93.7 million (US$74.3 million) in 2006. Jungfraubahn described the business year as very satisfactory. Growth in excursion traffic, which is principally driven by tourism, essentially offset lower patronage by winter sports enthusiasts, given the well publicized low snowfall and above average temperatures affecting most European mountain ski areas. Passenger numbers on Jungfraubahn’s most important attraction, the train ride to Jungfraujoch-Top of Europe, increased 11.1% year over year, and were the highest since 2000 when a special promotion was held.

Jungfraubahn went on to say that the slow start to the 2006/2007 winter season continued into the beginning of the 2007 financial year, but that enquiries from tour operators and the continuing, positive economic climate put Jungfraubahn in a confident mood for the coming summer season.

In September 2006, Jungfraubahn announced its results for the six months to June 30, 2006. Reported revenues were CHF 59.2 million (US$46.9 million), a 1.7% decrease year over year in Swiss francs from the record set in the first half of 2005. The revenue decrease was primarily due to less favorable weather for winter sports in the 2005-2006 season than in the previous year, when market share was higher than usual due to the closure of an aerial cableway. Net income was CHF 6.9 million (US$5.5 million), or approximately CHF 1.18 per share (US$0.94), a 4.8% decrease year over year.

Jungfraubahn announced its results for the 2005 financial year in June 2006, so the 2006 results will probably not be released until after this 10-K has been filed. In 2005, revenues were CHF 120.3 million (US$96.6 million), and net income was CHF 17.5 million (US$14.1 million), or CHF 3 per share (US$2.41). Jungfraubahn’s operating activities generated net cash flow of CHF 37.8 million (US$30.4 million). In line with the increase in earnings of approximately 20%, the dividend was increased 20% to CHF 1.2 per share (US$0.96).

At June 30, 2006, Jungfraubahn had shareholders’ equity of CHF 324.1 million or approximately CHF 55.54 (US$45.43) in book value per share. At December 31, 2006, Jungfraubahn’s stock price was CHF 45.5 (US$37.34). At December 31, 2005, Jungfraubahn’s stock price was CHF 42.05 (US$ 32.00).

In an extract from the 2005 Annual Report published on the company’s website (click on “Finances” and then “Business Activities JBG”), Jungfraubahn states that a the key objective is the formulation of a minimum accumulated free cash flow of CHF 130 million (approximately US$104 million) in the period from 2004 - 2013.

During 2006, Professor Dr. Thomas Bieger became the new Chairman of Jungfraubahn, and it was disclosed that Jungfraubahn’s Chief Executive Officer, Mr. Walter Steuri, intends to retire in 2008.

Raetia Energie AG
Raetia Energie is a producer of hydro electricity. We purchased this stock between 1997 and 2003, and sold part of our holding in 2004, 2005, and 2006. Over the life of the investment so far, we have generated a total return (i.e., realized and unrealized gains, plus dividends received in U.S. dollars) upwards of 500%.

At December 31, 2006, the remaining investment in Raetia Energie in this segment had a market value of $6 million.

INSURANCE OPERATIONS IN “RUN OFF”

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

Given the relatively low level of interest rates, we expect to generate limited income from our bond holdings. To maintain liquidity and to guard against capital losses which would be brought on by higher interest rates, our bond holdings are concentrated in issues maturing in 5 years or less. At December 31, 2006, the duration of Citation’s bond portfolio was 3.7 years, and the duration of the Physicians bond portfolio was 2 years. The duration of a bond portfolio measures the amount of time it will take for the cash flows from scheduled interest payments and the maturity of bonds to equal the current value of the portfolio. Duration indicates the sensitivity of the market value of a bond portfolio to changes in interest rates. If interest rates increase, the market value of existing bonds will decline. During periods when market interest rates decline, the market value of existing bonds increases. Typically, the longer the duration, the greater the sensitivity of the value of the bond portfolio to changes in interest rates. Duration of less than 5 years is generally regarded as medium term, and less than 3 years is generally regarded as short term.

We hold bonds issued by the U.S. Treasury and government-sponsored enterprises (e.g., Freddie Mac and FNMA) only to the extent required for capital under state insurance codes, or as required for deposits or collateral with state regulators. Otherwise, the bond portfolios consist of investment-grade corporate issues with 10 or less years to maturity. At December 31, 2006, the aggregate market value of Physicians’ and Citation’s bond portfolio was within 1% of amortized cost. We do not own any municipal bonds, and did not own any corporate bonds in the telecommunications, utilities, energy trading, automotive, and auto finance sectors, which experienced financial difficulties in recent years.

The equities component of the insurance company portfolios is concentrated on a limited number of asset-rich small-capitalization value stocks in the U.S. These positions have been accumulated at a significant discount to our estimate of the private market value of each company’s underlying “hard” assets (i.e., land and other tangible assets). The insurance company portfolios also have a degree of international diversification through holdings of small-capitalization value stocks in New Zealand, Australia, and Switzerland. The fixed-income securities and unaffiliated common stocks in the insurance companies investment portfolios generated total returns of 22% in 2004, 29% in 2005, and 11% in 2006. This included total returns for the stocks component in excess of 41% in 2004, 44% in 2005, and 14% in 2006.

During the fourth quarter of 2006, Physicians purchased PICO European Holdings, Inc. (“PICO European Holdings”) from PICO Holdings, Inc. PICO European Holdings has holdings in 11 Swiss companies. The PICO group began to invest in European companies in 1996. In particular, we have been accumulating shares in a number of undervalued asset-rich companies in Switzerland. Typically, we believe that these companies will benefit from pan-European consolidation. In some cases, we believe that conversion to international standards of accounting will make the underlying value of the companies more visible. In addition, due to historical restrictions on foreign ownership of Swiss real estate, many Swiss companies are partially-owned by “cantons” (i.e., the 26 states comprising Switzerland) and local governments, and in some cases this ownership structure may not survive future business challenges. At December 31, 2006, the market value (and carrying value) of the PICO European Holdings portfolio was $39.9 million.

PICO European Holdings owns 29,294 shares of Accu Holding, which represents a voting ownership interest of approximately 29.2%. We do not have the ability to exercise significant influence over Accu Holding’s activities, so the investment is carried at market value under SFAS No. 115.

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

Physicians and Citation own a total of 310,000 common shares of Consolidated-Tomoka Land Co. (Amex: CTO), representing approximately 5.5% of CTO. Consolidated-Tomoka owns approximately 12,000 acres of land in and around Daytona Beach, Florida, and a portfolio of income properties in the southeastern United States. The investment was purchased between September 2002 and February 2004 at a cash cost of $6.5 million, or approximately $20.90 per share. At December 31, 2006, the market value and carrying value of the investment was $22.4 million (before taxes).

No other investments of the insurance companies have reached a threshold requiring public disclosure under the securities laws of the countries where the investments are held (typically a 5% voting interest).

In 2006, we estimate that the total return on the fixed-income securities and common stocks in Citation’s portfolio was approximately 12.7%. This included approximately 8.5% for the domestic stocks component (50.8% of the portfolio at December 31, 2006), and 20.7% for the foreign stocks (18.6%). We estimate that the total return on the fixed-income securities and common stocks in Physicians’ portfolio was approximately 10.8% in 2006. This included approximately 9% for the domestic stocks component (69.8% of the portfolio at December 31, 2006), and 48.9% for the foreign stocks (14.4%). Since PICO European Holdings was only acquired during the fourth quarter of 2006, the return on the European stocks was excluded from this analysis.

In 2005, we estimate that the total return on the fixed-income securities and common stocks in Citation’s portfolio was approximately 22.6%, including approximately 41.8% for the stocks component (70.2% of the portfolio at December 31, 2005). We estimate that the total return on the fixed-income securities and common stocks in Physicians’ portfolio was approximately 32.1% in 2005, including approximately 49.3% for the stocks component (74% of the portfolio at December 31, 2005).

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

Over time, the investment assets and investment income of a “run off” insurance company are expected to decline, as fixed-income investments mature or are sold to provide the funds to pay down the company’s claims reserves. However, since the sale of Sequoia in 2003, the investment assets of the Insurance Operations in Run Off segment have actually increased, as appreciation in stocks owned by Physicians has more than offset the maturity or sale of fixed-income securities owned by Physicians and Citation to pay claims.

The financial results of insurance companies in “run off” can be volatile if there is favorable or unfavorable development in their loss reserves. Changes in assumptions about future claim trends, and the cost of handling claims, can lead to significant increases and decreases in our loss reserves. When loss reserves are reduced, this is referred to as favorable development. If loss reserves are increased, the development is referred to as adverse or unfavorable.

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

At December 31, 2006, medical professional liability reserves totaled $9.4 million, net of reinsurance, compared to $11.9 million net of reinsurance at December 31, 2005, and $16.4 million net of reinsurance at December 31, 2004.

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
(In Millions)

	Year Ended December 31,
	2006	2005	2004

Direct Reserves	$10.4	$12.9	$19.6
Ceded Reserves	(1.0)	(1.0)	(3.2)
Net Medical Professional Liability Insurance Reserves	$9.4	$11.9	$16.4

At December 31, 2006, we recorded our direct reserves, or reserves before reinsurance, equal to the independent actuary’s best estimate. We are continually reviewing our claims experience and projected claims trends in order to arrive at the most accurate estimate possible.

At December 31, 2006, approximately $1.9 million, or 18% of our direct reserves were case reserves, which are the loss reserves established when a claim is reported to us. Our provision for incurred but not reported claims (“IBNR”, i.e., the event giving rise to the claim has allegedly occurred, but the claim has not been reported to us) was $5.2 million, or 51% of our direct reserves. The loss adjustment expense reserves, totaling $3.3 million, or 31% of direct reserves, recognize the cost of handling claims over the next 10 years while Physicians’ loss reserves run off.

Over the past 3 years, the trends in open claims and claims paid have been:

	Year Ended December 31,
	2006	2005	2004

Open claims at the start of the year	28	41	68
New claims reported during the year	2	6	11
Claims closed during the year	-12	-19	-38
Open claims at the end of the year	18	28	41

Total claims closed during the year	12	19	38
Claims closed with no indemnity payment	-11	-16	-22
Claims closed with an indemnity payment	1	3	16

Net indemnity payments	$1,233,000	$878,000	$1,778,000
Net loss adjustment expense payments	397,000	499,000	898,000
Total claims payments during the year	$1,630,000	$1,377,000	$2,676,000

Average indemnity payment	$1,233,000	$293,000	$111,000

PHYSICIANS INSURANCE COMPANY OF OHIO - CHANGE IN LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
(In Millions)

	Year Ended December 31,
	2006	2005	2004

Beginning Reserves	$11.9	$16.4	$19.6
Loss & Loss Adjustment Expense Payments	(1.6)	(1.4)	(2.7)
Re-estimation of Prior Year Loss Reserves	(0.9)	(3.1)	(0.5)
Net Medical Professional Liability Insurance Reserves	$9.4 million	$11.9 million	$16.4 million

Re-estimation as a percentage of undiscounted beginning reserves	- 7%	- 19%	- 3%

During 2006, our medical professional liability insurance claims reserves, net of reinsurance, decreased by $2.5 million, from $11.9 million to $9.4 million. Claims and loss adjustment expense payments for the year were approximately $1.6 million, accounting for 68% of the net decrease in reserves. During 2006, Physicians continued to experience favorable trends in the “severity” (size) of claims, and, to a lesser extent, the “frequency” (number) of claims. Consequently, independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were again greater than the actuary’s projections of future claims payments. Reserves were reduced in 6 of Physicians’ 20 accident years from 1976 until 1996, resulting in a net reduction of $812,000, or 7% of reserves at the start of the year.

The net reduction in reserves of approximately $812,000 was primarily due to a decrease in claims severity, and was recorded in Physicians’ reserve for IBNR claims.

As shown in the table above, in 2006 Physicians made $1.2 million in net indemnity payments to close 1 “severe” case. Total claims payments in 2006 were less than anticipated. At December 31, 2006, the average case reserve per open claim was approximately $105,000.

There were no changes in key actuarial assumption in 2006. It should be noted that such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments -- either increases or decreases -- in future years. See “Critical Accounting Policies” and “Risk Factors.”

During 2005, our medical professional liability insurance claims reserves, net of reinsurance, decreased by $4.5 million, from $16.4 million to $11.9 million. Claims and loss adjustment expense payments for the year were approximately $1.4 million, accounting for 31% of the net decrease in reserves. During 2005, Physicians continued to experience favorable trends in the “severity” of claims, and, to a lesser extent, the “frequency” of claims. Consequently, independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were significantly greater than the actuary’s projections of future claims payments. Reserves were reduced in 10 of Physicians’ 20 accident years from 1976 until 1996, resulting in a net reduction of approximately $3.1 million, or 19.2% of reserves at the start of the year. The net reduction in reserves of approximately $3.1 million was primarily due to a decrease in claims severity, and was recorded in Physicians’ reserve for IBNR claims.

In 2005, Physicians made $878,000 in net indemnity payments to close 3 cases, an average indemnity payment of $293,000 per case. Total claims payments in 2005 were less than anticipated. There were no changes in key actuarial assumption in 2005.

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

In 2004, Physicians made $1.8 million in net indemnity payments to close 16 cases, an average indemnity payment of $111,000 per case. Total claims payments in 2004 were less than anticipated. There were no changes in key actuarial assumption in 2004.

Since it is almost eleven years since Physicians wrote its last policy, and the reserves for direct IBNR claims and unallocated loss adjustment expenses at December 31, 2006 are approximately $8.4 million ($7.6 million net of reinsurance), it is conceivable that further favorable development could be recorded in future years if claims trends remain favorable, particularly claims severity. However, there is less potential for favorable development in future years than there has been in the past, as Physicians’ remaining claims reserves get smaller. In addition, we caution (1) that claims can be reported until 2017, and (2) against over-emphasizing claims count statistics -- for example, the last claims to be resolved by a “run off” insurance company could be the most complex and the most severe.

Citation Insurance Company

Property and Casualty Insurance Loss Reserves
Citation went into “run off” from January 1, 2001. At December 31, 2006, after six years of “run off,” Citation had $5.1 million in property and casualty insurance loss and loss adjustment expense reserves, after reinsurance.

Approximately 97% of Citation’s net property and casualty insurance reserves are related to one line of business, artisans/contractors liability insurance. The remaining 3% is comprised of commercial property and casualty insurance policies, all of which expired in 2001. As a general rule, based on state statutes of limitations, we believe that no new commercial property and casualty insurance claims can be filed in California and Arizona, although in these states claims filing periods may be extended in certain limited circumstances.

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

Citation primarily insured subcontractors, and only rarely insured general contractors. A large percentage of the claims received in 2004, 2005, and 2006 related to Additional Insured Endorsements (“AIE”). In general, these represent claims from general contractors who were not direct policyholders of Citation’s, but were named as insureds on policies issued to Citation’s subcontractor policyholders. Most of Citation’s subcontractor insureds are not initially named as defendants in construction defect law suits, but are drawn into litigation against general contractors, typically when the general contractor’s legal expenses reach the limit of their own insurance policy. The courts have held that subcontractors who performed only a minor role in the construction can be held in on complicated litigation against general contractors. Accordingly, the cost of legal defenses can be as significant as claims payments. Typically, AIE claims are shared among more than one subcontractor and more than one insurance carrier. This reduces the expense to any one carrier, so AIE claims typically involve smaller claims payments than claims from actual policyholders.

Although Citation wrote its last artisans/contractors policy in 1995 and the statute of limitations in California is 10 years, this can be extended in some situations.

Over the past 3 years, the trends in open claims and claims paid in the artisans/contractors line of business has been:

	Year Ended December 31,
	2006	2005	2004

Open claims at the start of the year	149	217	317
New claims reported during the year	58	101	183
Claims closed during the year	-129	-169	-283
Open claims at the end of the year	78	149	217

Total claims closed during the year	129	169	283
Claims closed with no payment	-51	-77	-158
Claims closed with LAE payment only (no indemnity payment)	-36	-17	-39
Claims closed with an indemnity payment	42	75	86

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

Changes in assumptions about future claim trends and the cost of handling claims can lead to significant increases and decreases in our property and casualty loss reserves. In 2005, we reduced reserves by $1.8 million, or 18% of beginning reserves, principally due to reduced severity of claims. In 2006, we reduced reserves by $638,000, or 9.9% of beginning reserves, principally due to reduced severity of claims.

There were no changes in key actuarial assumptions during 2004, 2005, and 2006. See “Critical Accounting Policies” and “Risk Factors.”

At December 31, 2006, Citation’s net property and casualty reserves were carried at $5.1 million, approximately equal to the actuary’s best estimate.

CITATION INSURANCE COMPANY - PROPERTY & CASUALTY INSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES (In Millions)

	December 31, 2006	December 31, 2005	December 31, 2004
Direct Reserves	$6.6	$8.2	$11.6
Ceded Reserves	(1.5)	(1.8)	(1.4)
Net Reserves	$5.1	$6.4	$10.2

At December 31, 2006, $218,000 of Citation’s net property and casualty reserves (approximately 4%) were case reserves, $2.6 million represented provision for IBNR claims (51%), and the loss adjustment expense reserve was $2.3 million (44%).

The change in Citation’s reserves over the past 3 years has resulted from:

CITATION INSURANCE COMPANY - CHANGE IN PROPERTY & CASUALTY INSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
(In Millions)

	Year Ended December 31,
	2006	2005	2004

Beginning Reserves	$6.4	$10.2	$13.3
Loss & Loss Adjustment Expense Payments	(0.7)	(2.0)	(2.8)
Re-estimation of Prior Year Loss Reserves	(0.6)	(1.8)	(0.3)
Net Property & Casualty Insurance Reserves	$5.1	$6.4	$10.2

Re-estimation as a percentage of beginning reserves	- 10%	- 18%	- 2%

During 2006, Citation’s property and casualty insurance claims reserves, net of reinsurance, decreased from $6.4 million to $5.1 million. Claims payments for the year were $748,000. Following actuarial analysis during 2006, Citation decreased loss reserves by $638,000 due to favorable development in the artisans/contractors book of business resulting from decreased claims severity.

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

In July 2003, the California Superior Court placed Fremont in liquidation. Since Fremont was in liquidation, it was no longer an admitted reinsurance company under the statutory basis of insurance accounting. Consequently, Citation reversed the reinsurance recoverable from Fremont of approximately $7.5 million in its financial statements in the second quarter of 2003.

Workers’ compensation has been a problematic line of business for all insurers who offered this type of coverage in California during the 1990’s. We believe that this is primarily due to claims costs escalating at a greater than anticipated rate, in particular for medical care.

The nature of this line of business is that we receive a relatively small number (low frequency) of relatively large (high severity) claims. Although the last of Citation’s workers’ compensation policies expired in 1998, new workers’ compensation claims can still be filed for events which allegedly occurred during the term of the policy. The state statute of limitations is 10 years, but claim filing periods may be extended in some circumstances. At December 31, 2006, Citation had 216 open workers’ compensation claims, compared to 232 open claims at December 31, 2005, and 227 open claims at December 31, 2004. During 2006, 30 new claims were filed, 37 claims were reopened, and 83 claims were closed. During 2005, 33 new claims were filed, 22 claims were reopened, and 50 claims were closed. During 2004, 17 claims were closed during the year, which were offset by an additional 17 claims being allocated to Citation from the Fremont liquidation. Since Citation ceased writing workers’ compensation coverage 7 years ago, most of the claims which are still open tend to be severe, and likely to lead to claims payments for a prolonged period of time.

At December 31, 2006, Citation had workers’ compensation reserves of $24.1 million before reinsurance, and $9.6 million after reinsurance. Citation purchased excess reinsurance to limit its potential losses in this line of business. In general, we have retained the risk on the first $150,000 to $250,000 per claim. The workers’ compensation reserves are reinsured with General Reinsurance, a subsidiary of Berkshire Hathaway, Inc.

CITATION INSURANCE COMPANY - WORKERS’ COMPENSATION LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
(In Millions)

	December 31,
	2006	2005	2004

Direct Reserves	$24.1	$25.6	$24.8
Ceded Reserves	(14.4)	(13.1)	(12.7)
Net Reserves	$9.6	$12.5	$12.1

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

Following independent actuarial analysis at September 30, 2006 and December 31, 2006, Citation decreased its workers’ compensation net loss reserves by $1.8 million, or approximately 14.2% of $12.5 million in net reserves at the start of 2006. Although direct reserves were increased by $882,000, primarily due to an increase in projected medical costs, this was more than offset by a $2.7 million increase in the estimated reinsurance recoverable on our workers’ compensation loss reserves. Since this book of business is now more than seven years old, the remaining claims tend to be severe, and many have now exceeded the amount of risk we retain per claim, increasing the amount of reinsurance we can recover.

Following independent actuarial analysis, during 2005 Citation increased its workers’ compensation net loss reserves by $1.3 million, or approximately 11% of $12.1 million in net reserves at the start of 2005. This adverse development was primarily due to an increase in projected medical care costs, and an adjustment to reinsurance. There can be no assurance that our workers’ compensation reserves will not develop adversely in the future, particularly if medical care costs continue to inflate.

Following independent actuarial analysis, during 2004 Citation increased its workers’ compensation net loss reserves by $1.2 million, or approximately 11.4% of net reserves at the start of 2004. The adverse development was primarily due to an increase in projected medical care costs.

The change in Citation’s workers’ compensation reserves during 2004, 2005, and 2006 resulted from:

CITATION INSURANCE COMPANY - CHANGE IN WORKERS’ COMPENSATION LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
(In Millions)

	Year Ended December 31,
	2006	2005	2004

Beginning Net Reserves	$12.5	$12.1	$10.5
Loss and Loss Adjustment Expense recovery / (payments)	(1.1)	(0.9)	0.4
Re-estimation of Prior Year Loss Reserves	(1.8)	1.3	1.2
Net Workers’ Compensation Insurance Reserves	$9.6	$12.5	$12.1

Re-estimation as a percentage of adjusted beginning reserves	- 14%	+ 11%	+ 11%

There were no changes in key actuarial assumptions during 2004, 2005, and 2006. It should be noted that such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments--either increases or decreases--in future years. See “Critical Accounting Policies” and “Risk Factors.”

At December 31, 2006, Citation’s net workers’ compensation reserves were carried at $9.6 million, approximately equal to the actuary’s best estimate. Approximately $2.3 million of Citation’s net workers’ compensation reserves (24%) were case reserves, $4.3 million represented provision for IBNR claims (45%), and the unallocated loss adjustment expense reserve was $3 million (31%).

Until September 30, 2004, the workers’ compensation claims were handled by Fremont and the California Insurance Guarantee Association. Since then, the workers’ compensation claims have been handled by a third-party administrator on Citation’s behalf.

CRITICAL ACCOUNTING POLICIES

PICO’s principal assets and activities comprise:
•	Vidler's real estate, water resource, and water storage operations;
●	Nevada Land’s real estate operations;
•	the “run off” of property and casualty insurance, workers’ compensation, and medical professional liability insurance loss reserves; and
•	business acquisitions and financing.

Following is a description of what we believe to be the critical accounting policies affecting PICO, and how we apply these policies.

1.	Estimation of reserves in insurance companies

Although we provide reserves that management believes are adequate, the actual losses could be greater.  We must estimate future claims and ensure that our loss reserves are adequate to pay those claims. This process requires us to make estimates about future events. The accuracy of these estimates will not be known for many years. For example, part of our claims reserves cover “IBNR” claims (i.e., the event giving rise to the claim has occurred, but the claim has not been reported to us). In other words, in the case of IBNR claims, we must provide for claims which we do not know about yet.

Estimates of our future claims obligations have been volatile.  Reserves, net of reinsurance, were reduced by $812,000 in 2006, $3.1 million in 2005, and $489,000 in 2004 after we concluded that Physicians’ claims reserves were greater than projected claims payments.  Net of reinsurance, Citation’s workers’ compensation loss reserves were reduced by $1.8 million in 2006, but they had been increased by $1.3 million in 2005 and $1.2 million in 2004.

There can be no assurance that our claims reserves will not increase or decrease in the future.

In addition, we have to make judgments about the recoverability of reinsurance owed to us on direct claims reserves. At December 31, 2006, the reinsurance recoverable on our total loss reserves were:
•	Citation, $16 million; and
•	Physicians, $989,000.

See “Insurance Operations In Run Off” and “Regulatory Insurance Disclosure” in Item 7.

2.	Carrying value of long-lived assets

Our principal long-lived assets are real estate and water assets owned by Vidler, and real estate at Nevada Land. At December 31, 2006, the total carrying value of real estate and water assets was $102.5 million, or 19% of PICO’s total assets.

We review the value of our long-lived assets annually and/or as facts and circumstances change to ensure that the estimated future undiscounted cash flows or fair values of these assets will at least recover their carrying value. Our management conducts these reviews utilizing the most recent information available; however, the review process inevitably involves the significant use of estimates and assumptions, especially the estimated market values of our real estate and water assets.

In our water resource and water storage business, we engage in project development. This can require cash outflows (e.g., to drill wells to prove that water is available) in situations where there is no guarantee that the project will ultimately be commercially viable. If we determine that it is probable that the project will be commercially viable, the costs of developing the asset are capitalized (i.e., recorded as an asset in our balance sheet, rather than being charged as an expense). If the project ends up being viable, in the case of a sale, the capitalized costs are included in the cost of real estate and water assets sold and applied against the purchase price. In the case of a lease transaction, or when the asset is fully developed and ready for use, the capitalized costs are amortized (i.e., charged as an expense in our income statement) and match any related revenues.

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

3.	Accounting for investments and investments in unconsolidated affiliates

At December 31, 2006, PICO and its subsidiaries held equity securities with a carrying value of approximately $208.5 million, or 38% of PICO's total assets. These holdings are primarily small-capitalization value stocks listed in the U.S., Switzerland, New Zealand, and Australia.  Depending on the circumstances, and our judgment about the level of our involvement with the investee company, we apply one of two accounting policies.

In the case of all of our current holdings, we apply SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under this method, the investment is carried at market value in our balance sheet, with unrealized gains or losses being included in shareholders’ equity, and the only income recorded being from dividends.

In the case of holdings where we have the ability to exercise significant influence over the company we have invested in, we would instead apply the equity method under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

The application of the equity method (APB No. 18) to a holding may result in a different outcome in our financial statements than market value accounting (SFAS No. 115). The most significant difference between the two policies is that, under the equity method, we include our proportionate share of the investee’s earnings or losses in our statement of operations, and dividends received are used to reduce the carrying value of the investment in our balance sheet. Under market value accounting, the only income recorded is from dividends received.

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

Sale of Land and Water

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

Unless all of these conditions are met, we use the deposit method of accounting. Under the deposit method of accounting, until the conditions to fully recognize a sale are met, payments received from the buyer are recorded as liabilities and no gain is recognized

Investment Income and Realized Gain or Losses

We recognize investment income from interest income and dividends as they are earned.  Net investment income includes amortization of premium and accretion of discount on the level yield method relating to bonds acquired at other than par value.  Realized investment gains and losses are included in revenues and can include any other than temporary losses from declines in value (as discussed above).  The cost of the investment sold is determined using an average cost basis, and sales are recorded on the trade date.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Shareholders’ Equity
At December 31, 2006, PICO had shareholders’ equity of $405.2 million ($25.52 per share), compared to $300.9 million ($22.67 per share) at the end of 2005, and $239.9 million ($19.40 per share) at the end of 2004. Book value per share increased 12.6% in 2006, compared to increases of 16.9% in 2005, and 4.8% in 2004.

The principal factors leading to the $104.3 million increase in shareholders’ equity during 2006 were:

•	the year’s $29.2 million in net income; and
•	the issuance of 2.6 million new shares for net proceeds of $73.9 million.

At December 31, 2006, on a consolidated basis, available-for-sale investments showed a net unrealized gain of $66.2 million, after-tax, consisting of approximately $66.6 million in gains, partially offset by $453,000 in losses. This compares to a net unrealized gain of $66.1 million, after-tax, at December 31, 2005.

On a pre-tax basis, net unrealized appreciation in available-for-sale investments was $99.7 million at December 31, 2006, compared to $98.7 million at December 31, 2005. During 2006, gains of $26.1 million (before tax) were realized and recognized as income in the Consolidated Statements of Operations.

The principal factors leading to the $61 million increase in shareholders’ equity during 2005 were:
•	the year’s $16.2 million in net income;
•	a $24.2 million net increase in unrealized appreciation in investments after-tax; and
•	the issuance of 905,000 new shares for net proceeds of $21.4 million.

Balance Sheet
Total assets at December 31, 2006 were $549 million, compared to $441.8 million at December 31, 2005. During 2006, total assets increased by $107.2 million, principally due to the issuance of 2.6 million new shares for net proceeds of $73.9 million. Cash and cash equivalents increased by $99.1 million, primarily due to receipt of the proceeds of the stock offering, and a $29.3 million decrease in fixed-income securities as temporary investments matured. Real estate and water assets increased by $25.6 million, primarily due to expenditure on the Fish Springs Ranch project, and the development of groundwater resources in Lincoln County .

Total liabilities at December 31, 2006 were $143.8 million, compared to $139.9 million at December 31, 2005. During 2006, total liabilities increased by $3.9 million. The principal changes were a net increase in deferred compensation liability of $7 million and a $1.7 million increase in income taxes payable, which were partially offset by a $5.6 million decrease in our insurance subsidiary loss reserves (“unpaid losses and loss adjustment expenses”). See “Business Acquisitions and Financing” segment analysis later in Item 7.

Net Income
PICO reported net income of $29.2 million in 2006 ($1.95 per share), compared to net income of $16.2 million ($1.25 per share) in 2005, and a net loss of $10.6 million ($0.85 per share) in 2004.

2006
The $29.2 million ($1.95 per share) in net income consisted of:
•	income before taxes and minority interest of $50.9 million from continuing operations;
•
a $19.4 million provision for income taxes. The effective tax rate for 2006 is 38.1%, which is higher than the federal corporate rate of 35%, principally due to state tax liabilities and certain compensation expense which is not tax-deductible; and

•	a net loss from discontinued operations of $2.3 million.

2005
The $16.2 million ($1.25 per share) in net income consisted of:
•	income before taxes and minority interest of $40.3 million from continuing operations; and
•
the add-back of $536,000 in minority interest in continuing operations, which reflects the interest of outside shareholders in the net losses of subsidiaries which are less than 100%-owned by PICO; which were partially offset by

•
an $18.6 million provision for income taxes. The effective tax rate for 2005 is 46%, which is greater than the 35% federal corporate rate. This is principally due to the accrual of state taxes on Vidler income, and other permanent differences, primarily resulting from certain management compensation which was not tax-deductible; and

•	a net loss from discontinued operations of $6.1 million.

2004
The net loss of $10.6 million ($0.85 per share) consisted of:
•	an $11.5 million loss before taxes and minority interest from continuing operations; which was partially offset by
•
a $3 million income tax benefit. The income tax benefit represents approximately 26% of our 2004 pre-tax loss, which is below the 35% federal corporate income tax rate primarily due to permanent differences between book loss and taxable loss.

•
the add-back of $599,000 in minority interest in continuing operations, which reflects the interest of outside shareholders in the net losses of subsidiaries which are less than 100%-owned by PICO; which were partially offset by

•	a net loss from discontinued operations of $2.7 million.

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

Over the past three years, PICO has recorded:
•
comprehensive income of $30.1 million in 2006, which primarily consisted of the year’s net income of $29.2 million. In addition, there was a $69,000 net increase in net unrealized appreciation in investments (after-tax) and a $789,000 net increase in foreign currency translation;

•
comprehensive income of $39.6 million in 2005, primarily consisting of a $24.2 million net increase in net unrealized appreciation in investments and net income of $16.2 million, which were partially offset by a $810,000 net decrease in foreign currency translation; and

•
comprehensive income of $10.9 million in 2004, primarily consisting of net increases of $21.1 million in net unrealized appreciation in investments and $374,000 in foreign currency translation, which were partially offset by the $10.6 million net loss.

Operating Revenues

	Year Ended December 31,
	2006	2005	2004

Water Resource and Water Storage Operations	$6,182,000	$106,449,000	$1,964,000
Real Estate Operations	41,406,000	21,811,000	11,560,000
Business Acquisitions and Financing	21,858,000	5,743,000	2,852,000
Insurance Operations in Run Off	13,277,000	8,109,000	5,747,000

Total Revenues	$82,723,000	$142,112,000	$22,123,000

In 2006, total revenues were $82.7 million, compared to $142.1 million in 2005, and $22.1 million in 2004. In 2005, revenues included $104.4 million from two significant water sales in the Water Resources and Water Storage Operations segment.

In 2006, revenues declined by $59.4 million year over year. This was primarily due to a $100.3 million year over year decline in revenues from Water Resource and Water Storage Operations, largely as a result of revenues from the sale of land and water assets decreasing from $104.8 million in 2005 to $3 million in 2006, due to the two significant water sales in 2005 referenced above. Real Estate Operations revenues increased $19.6 million year over year, principally due to the sale of Spring Valley Ranches for $22 million in 2006. Business Acquisitions and Financing revenues increased $16.1 million year of year, primarily as a result of a $13.2 million year over year increase in net realized investment gains. Insurance Operations in Run Off revenues increased $5.2 million year of year, primarily as a result of a $5 million year over year increase in net realized investment gains.

In 2005, revenues increased by $120 million year over year, primarily due to $104.4 million higher revenues from Water Resource and Water Storage Operations due to two significant water sales referenced above. In addition, revenues from Real Estate Operations increased $10.3 million year over year, principally as a result of $9.7 million higher land sales revenues.

Costs and Expenses
Total costs and expenses in 2006 were $31.9 million, compared to $101.8 million in 2005, and $33.6 million in 2004. In 2006, the largest expense item was $10.3 million for the cost of land and water rights sold by Vidler and Nevada Land. In 2005, the largest expenses were the $46.5 million cost of land and water rights sold by Vidler and Nevada Land, and SAR expense of $23.9 million. In 2004, the largest expense item was SAR expense of $9.9 million. See “Business Acquisitions and Financing” segment analysis later in Item 7.

Income (Loss) Before Taxes and Minority Interest

	Year Ended December 31,
	2006		2005	2004

Water Resource and Water Storage Operations	$	(2,451,000)	$56,212,000	$	(5,701,000)
Real Estate Operations		30,499,000	12,038,000		5,290,000
Business Acquisitions and Financing		6,839,000	(38,464,000)		(15,156,000)
Insurance Operations in Run Off		15,980,000	10,539,000		4,060,000
Income (Loss) Before Taxes and Minority Interest		$50,867,000	$40,325,000		$(11,507,000)

In 2006, PICO generated income before taxes and minority interest of $50.9 million, compared to $40.3 million in 2005. The $10.6 million year over year increase resulted from:
•	$18.5 million higher income from Real Estate Operations, essentially due to the sale of Spring Valley Ranch;
•
a $45.3 million higher contribution from the Business Acquisitions and Financing segment. This principally resulted from a $13.2 million increase in realized gains year over year, and SAR expense of zero in 2006 compared to $23.9 million in 2005; and

•	$5.5 million higher income from Insurance Operations in Run Off, primarily due to a $5 million year over year increase in realized gains;
•
which, combined, exceeded the $58.7 million lower result from Water Resource and Water Storage Operations. The total gross margin earned from the sale of real estate and water assets in 2006 was $1.4 million, compared to $65.9 million in 2005, which included the two significant sales of water discussed in preceding paragraphs.

In 2005, PICO generated income before taxes and minority interest of $40.3 million, compared to an $11.5 million loss before taxes and minority interest in 2004. The $51.8 million year over year increase resulted from:
•
the Water Resource and Water Storage Operations segment generated income of $56.2 million in 2005, compared to a $5.7 million loss in 2004. The income in 2005 principally resulted from the $65.7 million in gross margin earned from the two significant sales of water referenced above;

•	$6.7 million higher income from Real Estate Operations, primarily due to a $6.4 million year over year increase in gross margin from land sales; and
•
$6.5 million higher income from Insurance Operations in Run Off, principally due to a $4.1 million improvement in underwriting expenses/recoveries as a result of favorable reserve development, and a $2.1 million increase in realized gains;

•
which, combined, exceeded the $23.3 million greater Business Acquisitions and Financing segment loss, which primarily resulted from year over year increases of $14 million in SAR expense and $12.2 million in other segment expenses.

Water Resource and Water Storage Operations

	Year Ended December 31,
	2006	2005	2004
Revenues:
Sale of Real Estate And Water Assets	$2,969,000	$104,812,000	$408,000
Lease of Agricultural Land		298,000	485,000
Net Investment Income	2,805,000	1,177,000	471,000
Other	408,000	162,000	600,000
Segment Total Revenues	$6,182,000	$106,449,000	$1,964,000

Expenses:
Cost of Real Estate And Water Assets	(1,614,000)	(38,957,000)	(240,000)
Commission and Other Cost of Sales		(1,066,000)
Depreciation & Amortization	(1,084,000)	(1,173,000)	(1,184,000)
Interest	(1,000)	(270,000)	(403,000)
Overhead	(3,067,000)	(4,449,000)	(1,574,000)
Project Expenses	(2,867,000)	(4,322,000)	(4,264,000)
Segment Total Expenses	$(8,633,000)	$(50,237,000)	$(7,665,000)

Income (Loss) Before Tax	$(2,451,000)	$56,212,000	$(5,701,000)

Vidler generated total revenues of $6.2 million in 2006, $106.4 million in 2005, and $2 million in 2004. Over the past 6 years, several large sales of water rights and land have generated the bulk of Vidler’s revenues. Since the date of closing generally determines the accounting period in which the sales revenue and cost of sales are recorded, Vidler’s reported revenues and income fluctuate from period to period depending on the dates when specific transactions close. Consequently, sales of water rights and land for any year are not indicative of likely revenues in future years.  In the following, gross margin is defined as revenue less cost of sales.

In 2006, Vidler generated $3 million in revenues from the sale of water rights and land. This primarily represented:
•	Lincoln/Vidler sold approximately 570 acre-feet of water rights at Meadow Valley, Nevada for $6,050 per acre-foot. Vidler’s 50% share of the sales price was $1.7 million; and
•	Vidler sold its water rights at Golden, Colorado for $1.2 million.
After deducting the $1.6 million cost of real estate and water assets sold, the resulting gross margin was $1.3 million.

In 2005, Vidler generated $104.8 million in revenues from the sale of water rights and land. This primarily represented two transactions, which generated $104.4 million in revenues:
•
the sale of approximately 42,000 acre-feet of transferable groundwater rights, and the related land, in the Harquahala Valley Irrigation District of Arizona. This transaction added $94.4 million to revenues and $56.6 million to gross margin; and

•
the sale of approximately 2,100 acre-feet of water in Lincoln County by Lincoln/Vidler. Under the agreement between the Lincoln County Water District and Vidler, the proceeds from the sale of water will be shared equally after Vidler is reimbursed for the expenses incurred in developing water resources in Lincoln County. Consequently, the net cash proceeds to Vidler were approximately $10.8 million, and the transaction added $10.1 million to revenues and $9.1 million to gross margin.

In 2004, Vidler generated revenues of $408,000 and gross margin of $168,000 from the sale of water rights in Colorado.

Other Revenues include income from properties farmed by Vidler (e.g., sales of hay and cattle) and, in previous years, income from leasing out farm properties and water rights in Colorado formerly owned by Vidler.

In 2006, interest revenue was $2.8 million, primarily from the temporary investment of the cash proceeds from an equity offering by PICO which raised net proceeds of $74.1 million that were principally allocated to the design and construction of a pipeline to convey water from Fish Springs Ranch to Reno. In 2005, interest revenues were $1.2 million, which was significantly higher than previous years due to interest earned from temporary investment of the proceeds from water rights and land sales. In 2004, interest revenue was $471,000, which primarily consisted of interest earned on notes receivable resulting from the sale of land and water rights at West Wendover and Big Springs Ranch in 2003.

Total segment expenses, including the cost of water rights and other assets sold, were $8.6 million in 2006, $50.2 million in 2005, and $7.7 million in 2004. However, excluding the cost of water rights and other assets sold and related selling costs, segment operating expenses were $7 million in 2006, $10.2 million in 2005, and $7.4 million in 2004. After we entered the water resource business, the water rights and water storage operations acquired by Vidler were not ready for immediate commercial use. Although Vidler is generating significant revenues from the sale of water rights, the segment is still incurring costs related to long-lived assets which will not generate revenues until future years, e.g., operating, maintenance, and amortization expenses at storage facilities which are not yet storing water for customers.

In 2006, segment operating expenses (i.e., all expenses other than cost of sales and related selling expenses) were $3.2 million lower than in 2005. This was principally due to decreases of $1.9 million in incentive compensation expense $1.4 million in project expenses year over year (see below).

In 2005, segment operating expenses were $2.8 million higher than in 2004, principally due to the $2.9 million in incentive compensation accrued in 2005.

Overhead Expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees. Overhead Expenses were $3.1 million in 2006, $4.4 million in 2005, and $1.6 million in 2004. Most of the change from year to year is due to fluctuation in the accrual of incentive compensation for Vidler management, which was $1 million in 2006, $2.9 million in 2005, and $8,000 in 2004.

Project Expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees. Project Expenses are expensed as appropriate under GAAP, and could fluctuate from period to period depending on activity with Vidler’s various water resource projects. Costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized as part of the cost of the asset, and charged to cost of sales when revenue is recognized. Project expenses principally relate to:
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

Project Expenses were $2.9 million in 2006, $4.3 million in 2005, and $4.3 million in 2004. The regulatory process to obtain the approvals to build the infrastructure for the Fish Springs pipeline was largely completed in 2005. Consequently, Project Expenses were $1.4 million lower in 2006 than in 2005, primarily due to $1.4 million decrease in legal, engineering and consulting costs year over year.

Vidler incurred a segment loss of $2.5 million in 2006, compared to segment income of $56.2 million in 2005 and a segment loss of $5.7 million in 2004.

Segment income in 2006 was $58.7 million lower than in 2005, principally due to a $64.5 million decrease in the gross margin from the sale of water rights and land year over year, from $65.9 million in 2005 to $1.4 million. In 2005, gross margin included the sales in the Harquahala Valley Irrigation District and by Lincoln/Vidler described above.

Segment income for 2005 was $61.9 million higher than in 2004, principally due to a $65.7 million increase in the gross margin from the sale of water rights and land year over year, from $168,000 in 2004 to $65.9 million in 2005, which included the sales in the Harquahala Valley Irrigation District and by Lincoln/Vidler described above.

Real Estate Operations

	Year Ended December 31,
	2006	2005	2004
Revenues:
Sale of Real Estate and Water Assets:
Sale of Former Railroad Land	$16,541,000	$20,173,000	$10,472,000
Sale of Spring Valley Ranch	22,000,000
Net Investment Income	2,003,000	1,054,000	477,000
Other	862,000	584,000	611,000
Segment Total Revenues	$41,406,000	$21,811,000	$11,560,000

Expenses:
Cost of Former Railroad Land Sold	(5,489,000)	(7,573,000)	(4,257,000)
Cost of Spring Valley Ranch	(3,174,000)
Operating Expenses	(2,244,000)	(2,200,000)	(2,013,000)
Segment Total Expenses	$(10,907,000)	$(9,773,000)	$(6,270,000)

Income Before Tax	$30,499,000	$12,038,000	$5,290,000

Nevada Land generated revenues of $41.4 million in 2006, compared to $21.8 million in 2005 and $11.6 million in 2004.

The sale of former railroad land was the largest contributor of revenue in this segment in 2004 and 2005, and the second largest contributor in 2006. It can take a year or more to complete a land sale transaction, the timing of land sales is unpredictable, and historically the level of land sales has fluctuated from year to year. Accordingly, it should not be assumed that the level of sales in 2005 and 2006 can be maintained.

In 2006, Nevada Land recorded revenues of $16.5 million from the sale of approximately 199,266 acres of former railroad land, and revenues of $22 million from the sale of Spring Valley Ranch. In 2005, Nevada Land recorded revenues of $20.2 million from the sale of 252,094 acres of former railroad land. In 2004, Nevada Land recorded revenues of $10.5 million from the sale of 120,683 acres of former railroad land.

Other income amounted to $862,000, compared to $584,000 in 2005 and $611,000 in 2004.  Most of this revenue comes from land leases, principally for grazing and agricultural.

Net investment income contributed $2 million in 2006, compared to $1.1 million in 2005 and $477,000 in 2004.

In the following, gross margin is defined as revenue less cost of sales and gross margin percentage is defined as gross margin divided by revenues.

After deducting the cost of land sold, in 2006 the gross margin on the sale of former railroad land was $11.1 million, and the gross margin on the sale of Spring Valley Ranch was $18.8 million. The gross margin on the sale of former railroad land in 2005 was $12.6 million and $6.2 million in 2004. The gross margin percentage earned on the sale of former railroad land was 66.8% in 2006, 62.5% in 2005, and 59.3% in 2004.

Segment operating expenses were $2.2 million in 2006, $2.2 million in 2005, and $2 million in 2004.

Consequently, Nevada Land recorded income of $30.5 million in 2006, $12 million in 2005 and $5.3 million in 2004.

The $18.5 million increase in segment income from 2005 to 2006 is principally attributable to the $18.8 million in income before tax earned on the sale of Spring Valley Ranch in 2006. In 2006, the income before tax on the sale of former railroad land was $1.5 million less than in 2005. The volume of former railroad land sold decreased 21% year over year and land sales revenues were 18% lower year over year, but the gross margin percentage on land sales improved 430 basis points (4.3%), from 62.5% in 2005 to 66.8% in 2006.

The $6.7 million increase in segment income from 2004 to 2005 is principally attributable to a $6.4 million increase in gross margin on land sales year over year. The volume of land sold increased 109% year over year, land sales revenue rose 93%, and the gross margin percentage on land sales improved approximately 320 basis points (3.2%), from 59.3% in 2004 to 62.5% in 2005.

Business Acquisitions and Financing

	Year Ended December 31,
	2006	2005	2004
Business Acquisitions and Financing Revenues (Charges):
Realized Gains (Losses):
On Sale or Impairment of Holdings	$15,943,000	$2,666,000		$840,000
SFAS No. 133 Change In Warrants				(556,000)
Investment Income	5,611,000	2,957,000		2,088,000
Other	304,000	120,000		480,000
Segment Total Revenues	$21,858,000	$5,743,000		$2,852,000

Stock Appreciation Rights Expense		$(23,894,000)	$	(9,875,000)
Other Expenses	$(15,019,000)	(20,313,000)		(8,133,000)
Segment Total Expenses	$(15,019,000)	$(44,207,000)		$(18,008,000)

Income (Loss) Before Taxes	$6,839,000	$(38,464,000)		$(15,156,000)

The Business Acquisitions and Financing segment recorded revenues of $21.9 million in 2006, $5.7 million in 2005, and $2.9 million in 2004. Revenues in this segment vary considerably from year to year, primarily due to fluctuations in net realized gains or losses on the sale or impairment of holdings.

In 2006, net realized gains were $15.9 million, primarily consisting of realized gains of $8.6 million on the sale of part of our holding in Raetia Energie AG, and $6.8 million on the sale of our holding in Anderson-Tully Company.

The investment in Raetia Energie AG is described earlier in the document.  Anderson-Tully was a timber Real Estate Investment Trust (“REIT”), which owned approximately 325,000 acres of high-quality timberland in the southeastern United States. During 2003 and 2004, we accumulated almost 10% of Anderson-Tully at an average cost of approximately $242,000 per share. During the first quarter of 2006, Anderson-Tully was acquired by a timberlands investment management organization, for approximately $446,000 per share.

In December 2006, PICO Holdings, Inc sold PEH to Physicians. Consequently, the future results of operations of PEH will be reported within the Insurance Operations in Run Off segment. The results of operations to date of PEH have not been material. The net unrealized gains on securities recorded in PEH at December 31, 2006 were $13.8 million.

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

We regularly review any securities in which we have an unrealized loss. If we determine that the decline in market value is other-than-temporary, under GAAP we record a charge to reduce the basis of the security from its original cost to current carrying value, which is usually the market price at the balance sheet date when the provision is recorded. The determination is based on various factors, including the extent and the duration of the unrealized loss. A charge for other-than-temporary impairment is a non-cash charge, which is recorded as a realized loss. It should be noted that charges for other-than-temporary impairments do not affect book value per share, as the after-tax decline in the market value of investments carried under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” is already reflected in shareholders’ equity in our balance sheet. The written-down value becomes our new basis in the investment. In future accounting periods, unrealized gains or losses from that basis will be recorded in shareholders’ equity, and when the investment is sold a realized gain or loss from that basis will be recorded in the statement of operations.

In this segment, investment income includes interest on cash and short-term fixed-income securities, and dividends from partially owned businesses. Investment income totaled $5.6 million in 2006, $3 million in 2005, and $2.1 million in 2004. Investment income fluctuates depending on the level of cash and temporary investments, the level of interest rates, and the dividends paid by partially owned businesses.

Total segment expenses were $15 million in 2006, $44.2 million in 2005, and $18 million in 2004. The expenses recognized in this segment primarily consist of holding company costs which are not allocated to our other segments, most notably PICO’s corporate overhead, the U.S. dollar change in value of a Swiss franc inter-company loan, and in 2004 and 2005 Stock Appreciation Rights (SAR) expense. SAR expense was zero in 2006, $23.9 million in 2005, and $9.9 million in 2004. All other segment expenses were $15 million in 2006, $20.3 million in 2005, and $8.1 million in 2004.

The Business Acquisitions and Financing segment generated income of $6.8 million in 2006, compared to pre-tax losses of $38.5 million in 2005 and $15.2 million in 2004.

In 2006, segment expenses were $15 million, primarily consisting of:
•
the accrual of $5.9 million in incentive compensation. Six of PICO’s officers participate in an incentive compensation program tied to growth in the Company’s book value per share relative to a pre-determined threshold; and

•
other parent company overhead of $11.7 million. This includes deferred compensation expense of $3.6 million, which reflects an increase in deferred compensation liabilities resulting from growth in the value of invested assets corresponding to the deferred compensation liabilities. In effect, this expense will be offset by investment income and realized gains, which are recorded as revenue in this segment, and by unrealized appreciation from the invested assets.

Expenses were reduced by a $2.6 million benefit resulting from the effect of appreciation in the Swiss Franc on the inter-company loan during 2006.

In 2005, SAR expense was $23.9 million (see below), and other expenses were $20.3 million, principally consisting of the accrual of $8.4 million in incentive compensation, other parent company overhead of $8.3 million, and a $3.6 million expense resulting from the effect of depreciation in the Swiss Franc on the inter-company loan during 2005.

In 2004, SAR expense was $9.9 million (see below), and other expenses were $8.1 million, including the accrual of $1.7 million in incentive compensation, other parent company overhead of $6.6 million, and SISCOM expenses of $1.5 million. SISCOM ceased operations in January 2005. Segment expenses were reduced by a $2.1 million benefit resulting from the effect of appreciation in the Swiss Franc on the inter-company loan during 2004.

The interests in Swiss public companies in this segment are held directly by Global Equity AG, a wholly owned subsidiary which is incorporated in Switzerland. Part of Global Equity AG’s funding came from a loan from PICO, which is denominated in Swiss Francs. Global Equity AG has also borrowed funds from a Swiss bank (see Note 4 of Notes to Consolidated Financial Statements).  During accounting periods when the Swiss Franc appreciates relative to the US dollar -- such as in 2004 and 2006 -- under GAAP we are required to record a benefit through the consolidated statement of operations to reflect the fact that Global Equity AG owes PICO more US dollars. In Global Equity AG’s financial statements, an equivalent debit is included in the foreign currency translation component of shareholders’ equity (since it owes PICO more dollars); however, this does not go through the consolidated statement of operations. During accounting periods when the Swiss Franc depreciates relative to the US dollar -- such as 2005 -- opposite entries are made and an expense is recorded in the statement of operations. Consequently, under GAAP in our consolidated statement of operations we were required to record a benefit of $2.6 million in 2006, an expense of $3.6 million in 2005, and a benefit of $2.1 million in 2004, even though there was no net impact on shareholders’ equity, before any related tax effects.

SAR Expense
In 2003, we began to record the change in the “in the money” amount (i.e., the difference between the market value of PICO stock and the exercise price of the SAR) of SAR outstanding during each accounting period through the consolidated statement of operations. An increase in the “in the money” amount of SAR (i.e., if the price of PICO stock rises during the accounting period) was recorded as an expense.

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

After receiving the consultant’s report, the Company’s Compensation Committee elected to amend the 2003 SAR Program, and to replace it with a stock-based incentive plan, the PICO Holdings, Inc. 2005 Long-Term Incentive Plan (the “2005 Incentive Plan”), which was approved by the Company’s shareholders in December 2005.

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

On December 8, 2005, the Company’s Shareholders approved the 2005 Incentive Plan. On December 12, 2005, the Compensation Committee granted 2,185,965 stock-based SARs, with an exercise price of $33.76, to various officers of the Company, employees, and non-employee directors. When stock-based SARs are exercised, new shares of stock will be issued to the participant to satisfy the spread value (i.e., the difference between the market value of the stock and the exercise price) of the SAR, less applicable withholding taxes. No expense was recorded in 2005 related to the 2005 Incentive Plan as the PICO stock price was below the exercise price at the end of 2005.

In 2006, PICO adopted SFAS No. 123(R), “Share-Based Payment”. Under SFAS No. 123(R), no expense is recorded at adoption for stock-based SAR which are fully vested. Since all of the stock-based SARs granted are fully vested, no expense was recorded in 2006 related to the 2005 Incentive Plan.

In 2004, SAR expense was $9.9 million, consisting of a $9.8 million increase in SAR liability, and $113,000 in payments on the exercise of SAR. The increase in SAR liability resulted from a $5.10 per share (32%) increase in the PICO stock price during 2004, which represented an increase of approximately $63.1 million in PICO’s equity market capitalization.

Insurance Operations in Run Off

	Year Ended December 31,
	2006	2005	2004
Revenues:
Net Investment Income	$3,159,000	$3,052,000	$2,765,000
Realized Gains On Sale of Investments	10,110,000	5,057,000	2,982,000
Other	8,000
Segment Total Revenues	$13,277,000	$8,109,000	$5,747,000

(Expenses) / Recoveries :
Underwriting (Expenses) / Recoveries	2,703,000	2,431,000	(1,687,000)
Segment Total (Expenses) / Recoveries	$2,703,000	$2,431,000	$(1,687,000)

Income Before Taxes:
Physicians Insurance Company of Ohio	$10,914,000	$8,553,000	$3,417,000
Citation Insurance Company	5,066,000	1,987,000	643,000
Income Before Taxes	$15,980,000	$10,540,000	$4,060,000

Once an insurance company has gone into “run off” and the last of its policies has expired, typically most revenues come from investment income and realized gains or losses on the sale of the securities investments which correspond to the insurance company’s reserves and shareholders’ equity.

Revenues and results in this segment vary considerably from year to year and are not necessarily comparable year to year, primarily due to fluctuations in net realized investment gains, and favorable or unfavorable development in our loss reserves.

Physicians recorded significant income from favorable reserve development in 2005 and 2006. Citation recorded income from favorable reserve development in 2005. See the Physicians and Citation sections of the “Company Summary, Recent Developments, and Future Outlook” portion of Item 7.

The Insurance Operations in Run Off segment generated income of $16 million in 2006, consisting of $10.9 million from Physicians and $5.1 million from Citation. In 2005, the segment generated income of $10.5 million in 2005, consisting of $8.5 million from Physicians and $2 million from Citation. In 2004, the segment generated income of $4.1 million, consisting of $3.4 million from Physicians and $643,000 from Citation.

Physicians Insurance Company of Ohio

	Year Ended December 31,
	2006	2005	2004
MPL Revenues:
Net Investment Income	$2,225,000	$2,016,000	$1,546,000
Net Realized Investment Gain	7,758,000	4,016,000	2,109,000
Segment Total Revenues	$9,983,000	$6,032,000	$3,655,000

MPL Underwriting Recoveries (Expenses)	$931,000	$2,520,000	$(238,000)

Income Before Taxes	$10,914,000	$8,552,000	$3,417,000

Physicians’ total revenues were $10 million in 2006, compared to $6 million in 2005 and $3.7 million in 2004.

Investment income was $2.2 million in 2006, compared to $2 million in 2005 and $1.5 million in 2004. Investment income varies from year to year, depending on the amount of fixed-income securities in the portfolio, the prevailing level of interest rates, and the dividends paid on the common stocks in the portfolio.

The $7.8 million net realized investment gain recorded in 2006 included a $4.8 million gain on the sale of a domestic stock, and gains on the sale of various other portfolio holdings. The $4 million net realized investment gain recorded in 2005 included a $1.3 million gain on the sale of the remaining shares in Keewenaw Land Association Limited, and gains on the sale of various other portfolio holdings. The $2.1 million net realized investment gain recorded in 2004 included a $1.7 million gain on the sale of shares in Keewenaw and gains on the sale of various other portfolio holdings.

In 2006, Physicians recorded a $931,000 underwriting recovery. The $812,000 net reduction in reserves and a $752,000 recovery from the Ohio Guaranty Association more than offset regular loss and loss adjustment expense and operating expenses of $633,000 for the year. The changes in reserves are more fully explained in the Physicians section of the “Company Summary, Recent Developments, and Future Outlook” portion of Item 7.

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

As a result of these factors, Physicians generated income before taxes of $10.9 million in 2006, $8.6 million in 2005, and $3.4 million in 2004.

Citation Insurance Company

	Year Ended December 31,
	2006	2005	2004
Revenues:
Net Investment Income	$934,000	$1,035,000	$1,219,000
Realized Investment Gains	2,352,000	1,041,000	873,000
Other	8,000
Segment Total Revenues	$3,294,000	$2,076,000	$2,092,000

Expenses:
Underwriting Recoveries (Expenses)	$1,772,000	$(89,000)	$(1,449,000)

Income Before Taxes	$5,066,000	$1,987,000	$643,000

In 2006, Citation generated total revenues of $3.3 million, primarily consisting of $934,000 in investment income and net realized investment gains of $2.4 million from the sale of various portfolio holdings. Citation’s investment income is declining as its bond portfolio is being run down to provide the funds to pay claims.

Citation recorded an underwriting recovery of $1.8 million in 2006, as a $2.4 million net decrease in loss reserves exceeded underwriting expenses of $641,000. The $2.4 million net decrease in loss reserves consisted of a $638,000 reduction in property and casualty reserves and a $1.8 million decrease in workers’ compensation reserves. As a result of these factors, Citation recorded income of $5.1 million before taxes for 2006.

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

The $3.1 million improvement in Citation’s result from 2005 to 2006 is primarily due to $1.9 million favorable change in underwriting recoveries (expenses), due to the $2.4 million net decrease in loss reserves discussed in preceding paragraphs. In addition, realized gains were $1.3 million higher in 2006 than in 2005.

The $1.3 million improvement in Citation’s result from 2004 to 2005 is primarily due to a $1.4 million reduction in underwriting expenses year over year. The $1.4 million favorable change in underwriting expenses year over year was due to the combined effect of a reserve increase which increased expenses by $932,000 in 2004, and a reserve reduction which reduced expenses by $510,000 in 2005. Excluding the reserve changes in both years, underwriting expenses would have been approximately $599,000 in 2005, and approximately $517,000 in 2004.

Discontinued Operations - HyperFeed Technologies

	Year Ended December 31,
	2006	2005	2004

Net Loss before minority interest	$(10,257,000)	$(7,316,000)	$(5,812,000)
Minority interest in net loss		706,000	2,614,000
Net loss	(10,257,000)	(6,610,000)	(3,198,000)
Gain On Disposal, before tax	3,002,000
Income Tax Benefit	4,657,000
Gain On Disposal, net	7,659,000

Gain On Sale of HyperFeed's Discontinued Operations, net	330,000	545,000	500,000

Gain On Sale of Disposal and Sale of Discontinued	$7,989,000	$545,000	$500,000
Operations, net
Net Loss After-Tax	$(2,268,000)	$(6,065,000)	$(2,698,000)

In 2006, we reported a $2.3 million net loss after-tax from HyperFeed, comprised of a $10.3 million net loss, which was partially offset by an $8 million gain on disposal and the sale of discontinued operations:

•	the $10.3 million net loss consisted of a $5.3 million loss, and a $4.9 million write-down in the third quarter of 2006 of HyperFeed’s assets to estimated fair value of zero;
•
during the fourth quarter of 2006, HyperFeed filed for bankruptcy under Chapter 7 of the Bankruptcy Code. The $8 million gain on disposal and the sale of discontinued operations was comprised of a $7.7 million after-tax gain on disposal, and a $330,000 after-tax gain on the sale of discontinued operations. The $7.7 million after-tax gain on disposal consisted of a $3 million gain on disposal before tax due to the removal of HyperFeed’s liabilities from PICO’s financial statements after the bankruptcy filing, and a $4.7 million income tax benefit.  See Notes 2 and 7 of Notes to Consolidated Financial Statements.

In 2005, HyperFeed reported a $6.1 million net loss after-tax, consisting of a $7.3 million net loss, partially offset by minority interest of $706,000 and a $545,000 after-tax gain on the sale of discontinued operations.

In 2004, HyperFeed reported a $2.7 million net loss after-tax, consisting of a $5.8 million net loss, partially offset by minority interest of $2.6 million and a $500,000 after-tax gain on the sale of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Cash Flow
PICO’s assets primarily consist of our operating subsidiaries, holdings in other public companies, and cash and cash equivalents. On a consolidated basis, the Company had $136.6 million in cash and cash equivalents at December 31, 2006, compared to $37.5 million at December 31, 2005. In addition to cash and cash equivalents, at December 31, 2006 the consolidated group held fixed-income securities with a market value of $63.5 million, and equities with a market value of $208.5 million.

These totals include cash of $3.3 million, fixed-income securities with a market value of $25.1 million, and equities with a market value of $144.2 million, held by our insurance companies. The totals also include cash of $14.1 million, fixed-income securities with a market value of $25.1 million, and equity securities with a market value of $8.9 million held in the deferred compensation Rabbi Trusts.

During 2006, continuing operations generated a $99.1 million increase in cash and cash equivalents, primarily due to the May 2006 sale of 2.6 million shares of the Company’s common stock for net cash proceeds of $73.9 million, and Nevada Land’s sale of Spring Valley Ranch for $22 million in cash. Discontinued operations used net cash flow of approximately $7 million in 2006.

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

•
Nevada Land is actively selling land which has reached its highest and best use. Nevada Land’s principal sources of cash flow are the proceeds of cash sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land’s operating and development costs, so Nevada Land is generating strong cash flow; and

•
Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation. The funds to pay claims come from the maturity of fixed-income investments, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance companies.

The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, set guidelines for insurance company investments, and restrict the amount of profits which can be distributed as dividends. At December 31, 2006 the insurance companies had statutory surplus of $95.3 million, of which only $7.2 million can be distributed without regulatory approval.

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

As shown in the Consolidated Statements of Cash Flow, there was a $98.8 million net increase in cash and cash equivalents in 2006, compared to a $20.4 million net increase in 2005, and a $6.9 million net decrease in 2004.

During 2006, Operating Activities provided cash of $12.6 million, compared to $68 million of cash provided in 2005, and $7 million of cash used in 2004. These totals included discontinued operations, which used cash of $7 million in 2006, $4.4 million in 2005, and $3.3 million in 2004.

The most significant cash inflows from operating activities were:
•	in 2006, the sale of Spring Valley Ranch for $22 million, and $11.1 million from cash land sales by Nevada Land;
•
in 2005, Vidler’s sale of water rights and land in the Harquahala Valley Irrigation District generated an operating cash flow of approximately $87.4 million ($94.4 million gross sales price, less $5.7 million to exercise options to acquire certain farms that we sold in the transaction, and $1.2 million closing and other costs). In addition, Lincoln/Vidler’s sale of 2,100 acre-feet of water resulted in an operating cash flow to Vidler of approximately $10.8 million. Due to the income recognized on these sales, we paid $24.2 million in estimated federal and state taxes in 2005. All other operating activities resulted in an operating cash outflow of approximately $4.8 million; and

•
in 2004, the collection of $6.3 million of principal on two collateralized notes receivable, related to Vidler’s sale of assets at Big Springs Ranch and West Wendover in 2003, and $4.2 million from cash land sales by Nevada Land.

In all three years, the principal uses of cash were the development of water assets at Vidler (e.g., drilling wells), operating expenses at Vidler and Nevada Land, claims payments by Physicians and Citation, and group overhead.

During 2006, Investing Activities provided cash of $15.2 million, compared to $69 million of cash used in 2005, and $580,000 of cash generated in 2004. These totals included the investing activities of discontinued operations, which used cash of $1.9 million in 2006, $1.8 million in 2005, and $1.7 million in 2004.

The most significant cash inflows and outflows from investing activities were:
•
in 2006, the proceeds from the maturity or sale of fixed-income investments exceeded new purchases, providing cash of $28.9 million, and proceeds from the sale of stocks exceeded new purchases, providing $16.7 million in cash. The principal use of investing cash was $27.2 million in outlays for property and equipment, primarily related to the Fish Springs pipeline project;

•
in 2005, the sale or maturity of fixed-income securities provided cash of $23.6 million, but $78.7 million of cash was used to purchase fixed-income securities. This principally reflected the temporary investment of liquid funds from Vidler’s water sales and the May 2005 PICO stock offering. Cash outflows of $22.6 million for the purchase of stocks exceeded cash inflows of $12 million from the sale of stocks; and

•
in 2004, the sale and maturity of fixed-income securities exceeded new purchases, providing a $12.3 million net cash inflow. During 2004, a net $7.6 million was invested in stocks, consisting of $10.9 million in sales, and $18.5 million of new purchases.

During 2006, Financing Activities provided cash of $73.4 million, compared to cash provided of $17.5 million in 2005, and $1.5 million in 2004. These totals included discontinued operations, which used cash of $498,000 in 2006, provided cash of $44,000 in 2005, and provided $506,000 of cash in 2004.

The most significant cash inflows and outflows from financing activities were:
•	in 2006, the sale of 2.6 million newly-issued shares of PICO common stock for net cash proceeds of $73.9 million;
•
in 2005, the sale of 905,000 newly-issued shares of PICO common stock for net proceeds of $21.4 million, which was partially offset by the repayment of $3.9 million in principal on notes collateralized by certain of the farm properties which Vidler sold in the Harquahala Valley Irrigation District; and

•	in 2004, a $2.4 million increase in Swiss franc borrowings to fund additional purchases of stocks in Switzerland, which was partially offset by the repayment of $1.3 million in borrowings by Vidler.

We believe that our cash and cash equivalent balances, short-term investments, and cash flows are adequate to satisfy cash requirements for at least the next 12 months. Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our net revenues or results of operations.

During 2006, we continued design and construction of a pipeline to convey water from the Fish Springs Ranch to a storage tank near Reno, Nevada, and began construction of a plant to generate the electricity which will be required to pump the water. During 2006, we incurred $28.7 million of the estimated $78 million to $83 million total cost of the pipeline. The remaining expenditure will be incurred over the next 6 to 12 months. Vidler had commitments for future capital expenditures amounting to approximately $25.1 million.

During 2007, $2.5 million of the borrowings in Switzerland become due and a further $10.3 million in due in 2009.  At this time, we anticipate re-financing the borrowings due in 2007.

Share Repurchase Program

In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

As of December 31, 2006, no stock had been repurchased under this authorization.

Commitments and Supplementary Disclosures

1.	At December 31, 2006:
•	PICO had no “off balance sheet” financing arrangements;
•	PICO has not provided any debt guarantees; and
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

Aggregate Contractual Obligations:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2006.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 -3 years	3 -5 years	More than 5 years	Total
Bank borrowings (including interest of $450,458)	$2,912,501	$10,258,515			$13,171,016
Operating leases	991,347	934,449	$416,842	$2,913,299	5,255,937
Expected claim payouts	10,902,488	16,940,667	8,028,133	5,212,013	41,083,301
Other borrowings/obligations	25,077,794				25,077,794
Total	$39,884,130	$28,133,631	$8,444,975	$8,125,312	$84,588,048

2.	Recent Accounting Pronouncements

SFAS 153 - In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets - An amendment of APB 29, Accounting for Nonmonetary Transactions” (SFAS 153). This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement was effective beginning in the first quarter of 2006. The adoption of SFAS 153 did not have an impact on PICO’s consolidated financial statements.

SFAS 154 - In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this Statement requires that a change in depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This new accounting standard was effective January 1, 2006. The adoption of SFAS 154 had no impact on PICO’s consolidated financial statements.

SFAS 155 - In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard is effective January 1, 2007. The adoption of SFAS 155 is not expected to have an impact on PICO’s consolidated financial statements.

FIN 48 - In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

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

SFAS 157 - In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157) "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in those instances where other accounting pronouncements require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective on January 1, 2008. PICO is currently evaluating the impact of this pronouncement on PICO's consolidated financial statements.

SFAS 158 - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The adoption of SFAS 158 did not have a material effect on PICO’s consolidated financial statements.

SAB 108 - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. PICO is required to adopt SAB 108 for the year ended December 31, 2006. The adoption of SAB 108 did not have a material effect on PICO’s consoidated financial statements.

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

The liabilities for unpaid losses and loss adjustment expenses of Physicians and Citation were $41.1 million at December 31, 2006 and $46.6 million at December 31, 2005 and $56 million at December 31, 2004 before reinsurance reserves, which reduce net unpaid losses and loss adjustment expenses. Of those amounts, the liabilities for unpaid loss and loss adjustment expenses of prior years decreased by $3.2 million in 2006, $3.7 million in 2005 and increased by $443,000 in 2004.

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

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

The following table presents the development of balance sheet liabilities for 1996 through 2006 for all continuing operations property and casualty and workers’ compensation lines of business and medical professional liability insurance. The “Net liability as originally estimated” line shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date on a discounted basis, prior to 2000, for each of the indicated years. Reserves for other lines of business that Physicians ceased writing in 1989, which are immaterial, are excluded. The “Gross liability as originally estimated” represents the estimated amounts of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date on an undiscounted basis, including losses that had been incurred but not reported.

	1996	1997	1998	1999	2000

Net liability as originally estimated:	$153,891	$110,931	$89,554	$88,112	$74,896
Discount	12,217	9,159	8,515	7,521
Gross liability as originally estimated:	166,108	120,090	98,069	95,633	74,896
Cumulative payments as of:
One year later	54,500	37,043	23,696	22,636	9,767
Two years later	88,298	57,622	41,789	31,987	16,946
Three years later	107,094	73,096	50,968	39,150	23,162
Four years later	121,698	82,249	58,129	45,140	29,675
Five Years later	130,247	89,398	64,119	51,566	33,902
Six years later	137,462	95,454	70,545	55,793	37,327
Seven years later	143,532	101,877	74,772	59,218
Eight years later	149,877	106,088	78,198
Nine years later	153,987	109,485
Ten years later	157,258
Liability re-estimated as of:
One year later	166,870	129,225	114,347	96,727	63,672
Two years later	182,963	145,543	115,539	85,786	61,832
Three years later	193,498	146,618	104,689	83,763	66,494
Four years later	194,423	135,930	102,704	88,460	66,275
Five Years later	183,333	133,958	107,409	88,167	62,519
Six years later	181,705	138,520	107,127	84,412	59,298
Seven years later	185,201	138,386	103,374	81,200
Eight years later	185,178	134,637	100,153
Nine years later	181,465	131,379
Ten years later	178,503

Cumulative Redundancy (Deficiency)	$(12,395)	$(11,289)	$(2,084)	$14,433	$15,598

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006

Net liability as originally estimated:	$54,022	$44,906	$43,357	$36,603	$28,618	$21,972
Discount
Gross liability before discount as originally estimated:	54,022	44,906	43,357	36,603	28,618	21,972
Cumulative payments as of:
One year later	7,210	6,216	6,515	4,227	3,425
Two years later	13,426	12,729	10,740	6,275
Three years later	19,939	16,956	14,165
Four years later	24,166	20,381
Five Years later	27,591
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Liability re-estimated as of:
One year later	52,115	49,574	43,115	32,845	25,397
Two years later	56,782	49,331	39,358	29,623
Three years later	56,540	45,574	36,135
Four years later	52,784	42,352
Five Years later	49,562
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Cumulative Redundancy (Deficiency)	$4,460	$2,554	$7,222	$6,980	$3,221

RECONCILIATION TO FINANCIAL STATEMENTS
Gross liability - end of year				$53,905	$44,476	$38,944
Reinsurance recoverable				(17,302)	(15,858)	(16,972)
Net liability - end of year				36,603	28,618	21,972
Reinsurance recoverable				17,302	15,858	16,972
				53,905	44,476	38,944
Discontinued personal lines insurance				51	132	101
Liability to California Insurance Guarantee Association for Workers' Compensation payouts				2,038	2,038	2,038
Balance sheet liability				$55,994	$46,646	$41,083

Gross re-estimated liability - latest				$51,196	$43,776
Re-estimated recoverable - latest				(21,573)	(18,379)
Net re-estimated liability - latest				$29,623	$25,397
Net cumulative redundancy				$6,980	$3,221

Each decrease or increase includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the redundancy related to losses settled in 1996, but incurred in 1992, will be included in the decrease or increase amount for 1992, 1993, 1994 and 1995. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. For example, Physicians commuted reinsurance contracts in several different years that significantly increased the estimate of net reserves for prior years by reducing the recoverable loss and loss adjustment expense reserves for those years. Accordingly, it may not be appropriate to extrapolate future increases or decreases based on this table.

The development table above differs from the development table displayed in Annual Statements of Physicians and Citation as filed with the Departments of Insurance for their respective states because the schedules in the Annual Statements in Schedule P, Part-2, exclude unallocated loss adjustment expenses.

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

Reconciliation of Unpaid Loss and Loss Adjustment Expenses

An analysis of changes in the liability for unpaid losses and loss adjustment expenses for 2006, 2005 and 2004 is set forth in Note 11 of Notes to PICO’s Consolidated Financial Statements, “Reserves for Unpaid Loss and Loss Adjustment Expenses.”

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

See Note 10 of Notes to Consolidated Financial Statements, “Reinsurance,” with regard to reinsurance recoverable concentration for all property and casualty lines of business as of December 31, 2006. Citation remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

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

See Note 10 of Notes to Consolidated Financial Statements, “Reinsurance,” with regard to reinsurance recoverable concentration for Citation’s workers’ compensation line of business as of December 31, 2006. Citation remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PICO’s balance sheets include a significant amount of assets and liabilities the fair value of which are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO’s borrowings are short to medium term in nature and therefore approximate fair value. At December 31, 2006, PICO had $63.5 million of fixed maturity securities and $208.5 million of marketable equity securities that were subject to market risk, of which $116.6 million were denominated in foreign currencies, primarily Swiss francs. PICO’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

PICO uses two models to report the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The sensitivity analysis duration model produced a loss in fair value of $1.3 million for a 100 basis point decline in interest rates on PICO’s fixed securities and mortgage participation interests. The hypothetical 20% decrease in fair value of PICO’s marketable equity securities produced a loss in fair value of $41.7 million that would impact the unrealized appreciation in shareholders’ equity, net of the related tax effect. The hypothetical 20% decrease in the local currency of PICO’s foreign denominated investments produced a loss of $20.8 million that would impact the foreign currency translation in shareholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PICO’s financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 and the Report of the Registered Independent Public Accounting Firm is included in this report as listed in the index.

SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except share and per share amounts) for 2006 and 2005 are shown below. In management’s opinion, the interim financial statements from which the following data has been derived contain all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature.

The following quarterly data for the years ended December 31, 2006 and 2005 differ from previously reported quarterly results due to reporting HyperFeed as discontinued operations.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Net investment income and net realized gain	16,758	5,119	7,215	10,518
Sale of land and water rights	1,256	3,833	28,311	8,109
Total revenues	18,247	9,548	36,199	18,730
Gross profit	876	2,531	22,494	5,331
Net income (loss)	7,218	382	11,830	9,813

Basic and Diluted:
Net income (loss) per share	$0.54	$0.03	$0.74	$0.62

Weighted average common and equivalent shares outstanding	13,271,440	14,927,125	15,880,458	15,880,458

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Net investment income and net realized gain	$4,670	$5,657	$2,611	$2,980
Sale of land and water rights	2,154	96,171	3,914	22,745
Total revenues	7,227	102,166	6,731	25,988
Gross profit	1,412	57,888	2,468	16,686

Net income (loss)	$(6,963)	$23,592	$(9,283)	$8,856

Basic and Diluted:
Net income (loss) per share	$(0.56)	$1.83	$(0.70)	$0.67

Weighted average common and equivalent shares outstanding	12,366,440	12,919,496	13,271,440	13,271,440

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005
AND FOR EACH OF THE
THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	63
Consolidated Balance Sheets as of December 31, 2006 and 2005	64-65
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004	66
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005, and 2004	67-69
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	70
Notes to Consolidated Financial Statements	71-97

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PICO Holdings, Inc.
La Jolla, California.

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for share-based payments in compliance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 9, 2007

PICO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

ASSETS
	2006	2005
Available for Sale Investments (Note 3):
Fixed maturities	$63,483,271	$92,813,137
Equity securities	208,478,670	194,633,197
Total investments	271,961,941	287,446,334

Cash and cash equivalents	136,621,578	37,492,245
Notes and other receivables, net (Note 6)	17,177,827	14,410,739
Reinsurance receivables (Note 10)	17,290,039	16,186,105
Real estate and water assets (Note 5)	102,538,859	76,891,435
Property and equipment, net (Note 8)	518,564	1,036,894
Other assets	2,934,131	3,750,352
Assets of discontinued operations (Note 2)		4,615,518
Total assets	$549,042,939	$441,829,622

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED

December 31, 2006 and 2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2006	2005
Policy liabilities and accruals:
Unpaid losses and loss adjustment expenses (Note 11)	$41,083,301	$46,646,906
Reinsurance balance payable	317,431	325,081
Deferred compensation (Note 1)	49,776,043	42,737,293
Other liabilities	21,965,391	16,790,693
Bank borrowings (Note 4)	12,720,558	11,834,868
Net deferred income taxes (Note 7)	17,952,916	17,239,062
Liabilities of discontinued operations (Note 2 )		4,282,247
Total liabilities	143,815,640	139,856,150
Minority interest		1,098,515

Commitments and Contingencies (Notes 10 - 15 and 19)

Common stock, $.001 par value; authorized 100,000,000; 20,306,923 issued and outstanding at December 31, 2006 and 17,706,923 at December 31, 2005	20,307	17,707
Additional paid-in capital	331,582,308	257,466,412
Accumulated other comprehensive income (Note 1)	60,950,679	60,092,462
Retained earnings	90,968,815	61,725,860
	483,522,109	379,302,441
Less treasury stock, at cost (common shares: 4,426,465 in 2006 and 4,435,483 in 2005)	(78,294,810)	(78,427,484)
Total shareholders' equity	405,227,299	300,874,957
Total liabilities and shareholders' equity	$549,042,939	$441,829,622

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenues:
Sale of real estate and water assets	$41,509,116	$124,984,427	$10,879,172
Net investment income (Note 3)	13,556,192	8,195,173	5,789,930
Net realized gain on investments (Note 3)	26,053,077	7,721,774	3,265,505
Other	1,604,859	1,210,320	2,188,114
Total revenues	82,723,244	142,111,694	22,122,721
Costs and expenses:
Operating and other costs	23,581,759	56,914,672	26,509,190
Cost of real estate and water assets sold	10,276,789	46,530,763	4,496,652
Loss and loss adjustment (recoveries) expenses (Note 11)	(3,224,401)	(3,664,832)	443,284
Interest expense		661,314	787,925
Depreciation and amortization	1,222,351	1,344,371	1,393,025
Total costs and expenses	31,856,498	101,786,288	33,630,076
Income (loss) before income taxes and minority interest	50,866,746	40,325,406	(11,507,355)
Provision (benefit) for federal, foreign and state income taxes (Note 7)	19,390,374	18,594,623	(3,047,721)
Income (loss) before minority interest	31,476,372	21,730,783	(8,459,634)
Minority interest in loss of subsidiaries	34,252	536,120	599,375
Income (loss) from continuing operations	31,510,624	22,266,903	(7,860,259)
Loss from discontinued operations, net of tax (Note 2)	(10,256,984)	(7,315,964)	(5,811,861)
Minority interest in loss of discontinued operations		705,702	2,613,436
Gain on disposal of discontinued operations, net	7,989,315	545,000	500,000
Loss from discontinued operations	(2,267,669)	(6,065,262)	(2,698,425)
Net income (loss)	$29,242,955	$16,201,641	$(10,558,684)

Net income (loss) per common share - basic and diluted:
Income (loss) from continuing operations	$2.10	$1.72	$(0.64)
Loss from discontinued operations	(0.15)	(0.47)	(0.22)
Net income (loss) per common share	$1.95	$1.25	$(0.85)
Weighted average shares outstanding	14,994,947	12,959,029	12,368,354

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2006, 2005 and 2004

				Accumulated Other
				Comprehensive Income
		Additional		Net Unrealized	Foreign
	Common	Paid-In	Retained	Appreciation	Currency	Treasury
	Stock	Capital	Earnings	on Investments	Translation	Stock	Total

Balance, January 1, 2004	$16,802	$236,082,703	$56,082,903	$20,879,030	$(5,595,626)	$(78,305,410)	$229,160,402

Comprehensive Loss for 2004
Net loss			(10,558,684)
Net unrealized appreciation on investments net of deferred tax of $11 million and reclassification adjustment of $2.2 million				21,068,132
Foreign currency translation					374,164
Total Comprehensive Income							10,883,612

Acquisition of treasury stock for deferred compensation plans						(121,235)	(121,235)

Other		6,519					6,519
Balance, December 31, 2004	$16,802	$236,089,222	$45,524,219	$41,947,162	$(5,221,462)	$(78,426,645)	$239,929,298

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME, CONTINUED
For the years ended December 31, 2006, 2005 and 2004

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

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME, CONTINUED
For the years ended December 31, 2006, 2005 and 2004

				Accumulated Other
				Comprehensive Income
		Additional		Net Unrealized	Foreign
	Common	Paid-In	Retained	Appreciation	Currency	Treasury
	Stock	Capital	Earnings	on Investments	Translation	Stock	Total

Balance, December 31, 2005	$17,707	$257,466,412	$61,725,860	$66,124,412	$(6,031,950)	$(78,427,484)	$300,874,957

Comprehensive Income for 2006
Net income			29,242,955
Net unrealized appreciation on investments net of deferred tax of $1.5 million and reclassification adjustment of $10.7 million				69,016
Foreign currency translation					789,201
Total Comprehensive Income							30,101,172

Disposition of treasury stock from deferred compensation plans		173,352				132,674	306,026

Common stock offering, net of expenses of $4.1 million	2,600	73,942,544					73,945,144

Balance, December 31, 2006	$20,307	$331,582,308	$90,968,815	$66,193,428	$(5,242,749)	$(78,294,810)	$405,227,299

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$29,242,955	$16,201,641	$(10,558,684)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of acquisitions:
Provision for deferred taxes	4,286,402	(6,682,144)	(2,211,306)
Depreciation and amortization	2,303,827	2,216,934	1,956,183
Gain on sale of investments	(26,053,077)	(7,721,774)	(3,265,505)
Loss from discontinued operations, net	2,267,669	6,065,662	2,698,435
Gain on retirement of minority interest in V&B, LLC.	(322,048)
Provision for uncollectible accounts	278,664		264,056
Minority interest	(34,252)	(536,120)	(599,375)
Changes in assets and liabilities, net of effects of acquisitions:
Notes and other receivables	(3,045,752)	(416,856)	1,081,747
Other liabilities	502,669	7,525,944	822,262
Other assets	816,221	3,759,607	(2,331,656)
Real estate and water assets	4,277,939	35,659,806	2,740,891
Income taxes	4,636,472	824,547	3,439
Reinsurance receivable	(1,103,934)	971,224	556,683
Reinsurance payable	(7,650)	(347,943)	1,993
SAR payable and deferred compensation	7,344,777	24,275,483	9,761,978
Unpaid losses and loss adjustment expenses	(5,563,605)	(9,347,469)	(4,869,509)
All other operating activities	(244,983)	(5,488)	254,615
Cash provided by (used in) operating activities - continuing operations	19,582,294	72,443,054	(3,693,763)
Cash used by operating activities - discontinued operations	(6,992,994)	(4,398,197)	(3,310,282)
Cash provided by (used in) operating activities	12,589,300	68,044,857	(7,004,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale investments:
Fixed maturities	2,703,700	13,757,855	18,334,850
Equity securities	47,339,058	11,993,556	10,871,372
Proceeds from maturity of available for sale investments	73,408,060	9,822,000	5,325,000
Purchases of available for sale investments:
Fixed maturities	(47,253,484)	(78,685,009)	(11,322,556)
Equity securities	(30,633,915)	(22,552,436)	(18,503,481)
Purchases of minority interest in subsidiaries	(700,000)		(1,322,138)
Real estate and water asset capital expenditure	(27,606,419)	(1,456,843)	(790,961)
All other investing activities	(120,568)	(73,013)	(297,980)
Cash provided by (used in) investing activities - continuing operations	17,136,432	(67,193,890)	2,294,106
Cash used in investing activities - discontinued operations	(1,936,237)	(1,779,446)	(1,713,730)
Cash provided by (used in) investing activities	15,200,195	(68,973,336)	580,376

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of expenses	73,945,144	21,378,095
Repayment of bank and other borrowings	(37,930)	(3,915,176)	(1,344,516)
Proceeds from bank and other borrowings			2,443,196
Cash paid for purchase of PICO stock (for deferred compensation plans)		(839)	(121,235)
Cash provided by financing activities - continuing operations	73,907,214	17,462,080	977,445
Cash provided by (used in) financing activities - discontinued operations	(498,272)	43,880	506,416
Cash provided by financing activities	73,408,942	17,505,960	1,483,861
Effect of exchange rate changes on cash	(2,371,275)	3,809,797	(2,001,747)
Net increase (decrease) in cash and cash equivalents	98,827,162	20,387,278	(6,941,555)
Cash and cash equivalents, beginning of year	37,794,416	17,407,138	24,348,693
Cash and cash equivalents, end of year	136,621,578	37,794,416	17,407,138
Less cash and cash equivalents of discontinued operations at end of year		302,171	193,702
Cash and cash equivalents of continuing operations end of year	136,621,578	37,492,245	17,213,436

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense (net of amounts capitalized)		$692,615	$327,608
Federal, state and foreign Income taxes	$10,515,540	$25,487,931	$555,600
Non-cash investing and financing activities:
Capitalized costs included in other liabilities	$2,944,637	$1,106,885

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_______________

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and Operations:

PICO Holdings, Inc. and subsidiaries (collectively, “PICO” or “the Company”) is a diversified holding company.

Currently PICO’s major activities are:
•	Owning and developing water resources and water storage operations in the southwestern United States through Vidler Water Company, Inc.
•	Owning and developing land and the related mineral rights and water rights in Nevada through Nevada Land & Resource Company, LLC.
•	The acquisition and financing of businesses.
•	“Running off” the insurance loss reserves of Citation Insurance Company and Physicians Insurance Company of Ohio.

PICO was incorporated in 1981 and began operations in 1982. The company was known as Citation Insurance Group until a reverse merger with Physicians Insurance Company of Ohio (“Physicians”) on November 20, 1996. Following the reverse merger, the Company changed its name to PICO Holdings, Inc.

The Company’s primary operating subsidiaries as of December 31, 2006 are as follows:

Vidler Water Company, Inc. (“Vidler”). Vidler is a wholly owned Nevada corporation. Vidler’s business involves identifying end users, namely water utilities, municipalities or developers, in the Southwest who require water, and then locating a source and supplying the demand, either by utilizing the company’s own assets or securing other sources of supply. These assets comprise water resources in the states of Colorado, Arizona, and Nevada, and water storage facilities in Arizona and California.

Nevada Land & Resource Company, LLC (“Nevada Land”). Nevada Land is a Nevada Limited Liability Company, which owns approximately 560,000 acres of land in northern Nevada. Nevada Land’s business includes selling and developing land and water rights, and leasing property.

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

Unconsolidated Affiliates:

Investments in which the Company owns at least 20% but not more than 50% of the voting interest and/or has the ability to exercise significant influence are generally accounted for under the equity method of accounting. Accordingly, the Company’s share of the income or loss of the affiliate is included in PICO’s consolidated results. Currently, there are no investments the Company considers an unconsolidated equity affiliate.

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

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, reinsurance receivables, real estate and water assets, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2006 and 2005, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Revenue Recognition:

Sale of Real Estate and Water Assets

Revenue on the sale of real estate and water assets conforms with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” and is recognized in full when (a) there is a legally binding sale contract; (b) the profit is determinable (i.e., the collectibility of the sales price is reasonably assured, or any amount that will not be collectible can be estimated); (c) the earnings process is virtually complete (i.e., the Company is not obligated to perform significant activities after the sale to earn the profit, meaning the Company has transferred all risks and rewards to the buyer); and (d) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property. If these conditions are not met, the Company records the cash received as a deposit until the conditions to recognize full profit are met.

Investments:

The Company’s investment portfolio at December 31, 2006 and 2005 is comprised of investments with fixed maturities, including U.S. government bonds, government sponsored enterprise bonds, and investment-grade corporate bonds; equity securities, including common stock and common stock purchase warrants; and mortgage participation interests.

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

The Company regularly and methodically reviews the carrying value of its investments for impairment. When there is a decline in value of an investment to below cost that is deemed other-than-temporary, a loss is recorded within net realized gains or losses in the consolidated statement of operations and the security is written down to its fair value. Impairment charges of $459,000, $142,000 and $1.9 million are included in realized losses for the years ended December 31, 2006, 2005 and 2004, respectively, related to various securities where the unrealized losses had been deemed other-than-temporary. If a security is impaired and continues to decline in value, additional impairment charges are recorded in the period of the decline if deemed other-than-temporary. Subsequent recoveries of such securities are reported as an unrealized gain and part of other comprehensive results in future periods. Realized gains on impaired securities are recorded only when sold.

Net investment income includes amortization of premium and accretion of discount on the level yield method relating to bonds acquired at other than par value. Realized investment gains and losses are included in revenues. The cost of the investment sold is determined using an average cost basis, and sales are recorded on the trade date.

The Company has subsidiaries and makes acquisitions in the U.S. and abroad. Approximately $116.6 million and $98.6 million of the Company’s investments at December 31, 2006 and 2005, respectively, were invested internationally. The Company’s most significant foreign currency exposure is in Swiss francs.

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

Notes and Other Receivables:

Notes and other receivables primarily consist of installment notes from the sale of real estate and water assets. These notes generally have terms ranging from three to ten years, with interest rates from 7% to 10%. The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends. For the three years ended December 31, 2006, no significant provision had been recorded.

Property and Equipment:

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated lives of the assets. Buildings and leasehold improvements are depreciated over the shorter of the useful life or lease term  and range from 15-20 years, office furniture and fixtures are generally depreciated over seven years, and computer equipment is depreciated over three years. Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized. Gains or losses on the sale of property and equipment are included in other revenues.

Intangibles:

   The Company applies the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Consequently, intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

Impairment of Long-Lived Assets:

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, the Company records an impairment charge when the condition exists where the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. Impairment of long-lived assets is triggered when the estimated future undiscounted cash flows, excluding interest charges, for the lowest level for which there is identifiable cash flows that are independent of the cash flows of other groups of assets do not exceed the carrying amount. The Company prepares and analyzes cash flows at appropriate levels of grouped assets under SFAS No. 144. If the events or circumstances indicate that the remaining balance may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective long-lived asset.

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

Earnings per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share are computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents - PICO’s stock-settled stock appreciation rights are common stock equivalents for this purpose - using the treasury method, if dilutive. A stock-settled SAR gives the holder the right to shares equal to the in the money amount of the award, less applicable taxes. The number of additional shares is calculated by assuming that the common stock equivalents were exercised, and that any proceeds were used to acquire shares of common stock at the average market price during the period.

For the year ended December 31, 2006, the Company had 2,185,965 stock-settled stock appreciation rights outstanding at a strike price of $33.76 per share (at December 31, 2006 the market price of a share of PICO common stock was $34.77 and the average market price of PICO stock was $32.71). None of the stock-settled stock appreciation rights are included in the diluted earnings per share calculation for the year ended December 31, 2006 because the average stock price is less than the strike price. Accordingly, the SARs are considered out-of-the-money for purposes of earnings per share and consequently their effect on earnings per share is anti-dilutive.

For the year ended December 31, 2005, the Company had issued 2,185,965 stock-settled stock appreciation rights at a strike price of $33.76 per share (at December 31, 2005 the market price of a share of PICO common stock was $32.26). None of the stock-settled stock appreciation rights are included in the diluted earnings per share calculation for 2005 because they are out-of-the-money and consequently their effect on earnings per share is anti-dilutive.

During 2004, the Company had cash-settled stock appreciation rights outstanding. The rights were not considered common stock equivalents for purposes of earnings per share because they were not convertible into common shares of the Company when exercised; the benefit was payable in cash. Consequently diluted earnings per share was identical to that of the basic earnings per share in 2004.

Stock-Based Compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment, (SFAS 123(R)), which replaced SFAS 123 and superseded APB Opinion No. 25. SFAS 123(R) requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged against income over the requisite service period, which is generally the vesting period. The Company selected the modified prospective method as prescribed in SFAS 123(R). Based on the terms of the awards, there was no cumulative adjustment recorded. Under the modified prospective application, SFAS 123(R) is applied to new awards granted in 2006 (the Company had no new grants in 2006), as well as to the unvested portion of previously granted share-based awards for which the requisite service had not been rendered as of December 31, 2005 (the Company had no unvested awards at December 31, 2005).  As a result, the adoption of SFAS 123(R) did not have a material effect on the consolidated financial statements for the year ended December 31, 2006.

Stock Based Plans:

Stock-Settled Stock Appreciation Rights:

At December 31, 2006, the Company had one share-based payment arrangement. The PICO Holdings, Inc. 2005 Long Term Incentive Plan (the "2005 Plan") was approved by shareholders on December 8, 2005. The 2005 Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors and consultants. A total of 2,654,000 shares of common stock are issuable under the 2005 Plan and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled stock appreciation rights, restricted stock awards, performance shares, performance units, restricted stock units, deferred compensation awards and other stock-based awards. The plan allows for a broker assisted cashless exercise and net-settlement of income taxes and employee withholding taxes required. At December 31, 2006 2,185,965 stock-settled SARs were outstanding (all issued in 2005) to various employees and non-employee directors of the Company with a strike price of $33.76 per share. The awards are fully vested and exercisable at any time before December 12, 2015. Upon exercise, the employee will receive newly issued shares of PICO Holdings common stock equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes. No compensation expense was recorded under this plan for the year ended December 31, 2006.

As noted above, at December 31, 2005 the Company had 2,185,965 stock-settled stock appreciation rights outstanding that were fully vested. Since the number of shares to be issued upon exercise is not known at the grant date, the plan was considered a variable plan under the previous accounting rules of APB 25, any in-the-money value of the vested options would be recorded as compensation expense. However, at December 31, 2005, the market value of PICO stock was less than the strike price of the outstanding stock-settled SARs and therefore no compensation expense was recorded in 2005 for the awards granted.

Cash-Settled Stock Appreciation Rights:

On September 21, 2005, the Company amended its 2003 Cash-Settled Stock Appreciation Rights Program. The amendment of the SAR Program froze and monetized the value of each participant’s SAR on that date. At the date of the amendment, the accrued benefit payable under this program was $39.4 million based on a PICO stock price of $33.23 per share. Concurrently with the amendment of the SAR Program, most participants elected to defer substantially all of amounts due to them by transferring the amounts into deferred compensation Rabbi Trusts established by the Company. Consequently, including previously deferred compensation, the Company had a total deferred compensation liability of $42.7 million at December 31, 2005 representing deferred compensation payable to various members of management and its non-employee directors, and no remaining cash-settled stock appreciation rights payable.

For the years ended December 31, 2005 and 2004 presented in the accompanying consolidated financial statements, there is compensation expense recorded for the cash-settled SARs issued from the 2003 Plan. Compensation cost was measured at the end of each period (in 2005 compensation cost was measured until the September 21, 2005 Plan Amendment) as the amount by which the quoted market price of PICO stock exceeded the exercise price. Changes in the quoted market price were reflected as an adjustment to the accrued compensation obligation and compensation expense in the Company’s consolidated financial statements. The Company recorded compensation expense of $23.9 million and $9.9 million for the years ended December 31, 2005 and 2004, respectively, representing the difference between the exercise price of the vested SARs and the market value of PICO stock at the end of the reporting period (September 21 for the 2005 year). The cash liability for the accrued benefit reached $39.4 million during 2005 and as discussed above, when the Plan was amended, the liability was transferred to Rabbi Trust accounts leaving no accrued stock appreciation rights payable and increasing deferred compensation in the accompanying consolidated balance sheets.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provided alternative methods of transition for those entities that elect to voluntarily adopt the fair value accounting provision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 also requires more prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation as well as pro forma disclosure of the effect in interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 until SFAS 123(R) became effective in 2006.

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income or loss and related per share amounts would approximate the following pro forma amounts for the years ended December 31 (Note that the Company’s cash-settled SARs that were outstanding in 2004 and in 2005 until September 21, 2005 have no impact on the following table as cash-settled SARs are accounted for the same way under both APB No. 25 and SFAS No. 123; however, the stock-settled SARs issued in December 2005 are included in the 2005 disclosure):

The impact of not adopting SFAS 123(R) for 2006 would have decreased net income by $5.5 million before tax and $3.6 million after tax ($0.24 per basic and diluted share).

	2005	2004
Reported net income (loss)	$16,201,641	$(10,558,684)
Add: Stock-based compensation recorded, net of tax
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(19,623,058)
Pro forma net loss	$(3,421,417)	$(10,558,684)
Reported net income (loss) per share: basic and diluted	$1.25	$(0.85)
Pro forma net loss per share: basic and diluted	$(0.26)	$(0.85)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

No stock-based compensation is reported in the table above in 2004 since the only awards outstanding were cash-settled SARs, which are not subject to the fair value method prescribed by SFAS 123. The fair value of each stock-settled SAR granted in 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; risk-free interest rate ranging from 4.4% to 4.5%, expected life of a stock-settled SAR ranges from 3 to 10 years; and volatility of 33%.

The Black-Scholes model was used in estimating the compensation expense in 2005 for the Company’s stock-settled SARs that are fully vested and are non-transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility and estimated life of the stock-settled SAR. Because the Company’s stock-settled SARs have characteristics significantly different from those of any like instrument that is publicly traded, and because changes in the subjective input assumptions can materially change the fair value estimate, management believes the existing model does not necessarily provide a reliable single measure of the fair value of its stock-settled SARs.

Deferred Compensation:

At December 31, 2006 and 2005, the Company had $49.8 million and $42.7 million, respectively recorded as deferred compensation payable to various members of management and certain non-employee directors of the Company. The assets of the plan are held in Rabbi Trust accounts. Such trusts hold various investments that are consistent with the Company’s investment policy. The investments are held in separate accounts, accounted for as available for sale securities, and are reported in the accompanying consolidated balance sheets within the line item “Investments”. Assets of the trust will be distributed according to predetermined payout elections established by each employee.

The Company applies the provisions of Emerging Issues Task Force No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. In summary, investment returns generated are reported within the Company’s financial statements (with a corresponding increase in the trust assets) and an expense is recorded within the caption, “Operating and other costs” for increases in the market value of the assets held with a corresponding increase in the deferred compensation liability (except in the case of PICO stock, which is reported as Treasury Stock, at cost). In the event the trust assets decline in value, the Company will reverse previously expensed compensation.

Comprehensive Income:

The Company applies the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), which requires reporting comprehensive income and its components as part of the Company’s financial statements. Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss.

Other comprehensive income or loss includes foreign currency translation and unrealized holding gains and losses, net of taxes on available for sale securities. The components are as follows:

	December 31,
	2006	2005

Net unrealized gain on securities	$66,193,428	$66,124,412
Foreign currency translation	(5,242,749)	(6,031,950)
Accumulated other comprehensive income	$60,950,679	$60,092,462

The accumulated balance is net of deferred income tax liabilities of $37.1 million and $35.6 million at December 31, 2006 and 2005, respectively.

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

Reclassifications:

SAR expense in the the financial statements for 2005 and 2004 has been reclassified to operating and other costs.

Recently Issued Accounting Pronouncements

SFAS 153 - In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets - An amendment of APB 29, Accounting for Nonmonetary Transactions” (SFAS 153). This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement was effective beginning in the first quarter of 2006. The adoption of SFAS 153 did not have an impact on PICO’s consolidated financial statements.

SFAS 154 - In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this Statement requires that a change in depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This new accounting standard was effective January 1, 2006. The adoption of SFAS 154 had no impact on PICO’s consolidated financial statements.

SFAS 155 - In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard is effective January 1, 2007. The adoption of SFAS 155 is not expected to have an impact on PICO’s consolidated financial statements.

FIN 48 - In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

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

SFAS 157 - In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157) "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in those instances where other accounting pronouncements require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective on January 1, 2008. PICO is currently evaluating the impact of this pronouncement on the consolidated financial statements.

SFAS 158 - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The adoption of SFAS 158 did not have a material effect on PICO’s consolidated financial statements.

SAB 108 - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. PICO is required to adopt SAB 108 for the year ended December 31, 2006. The adoption of SAB 108 did not have a material effect on PICO’s consolidated financial statements.

2.	DISCONTINUED OPERATIONS:

Proposed HyperFeed Merger with Exegy:

On June 19, 2006, HyperFeed, an 80% subsidiary of PICO, announced a merger agreement with Exegy Incorporated ("Exegy"). After negotiations between HyperFeed and Exegy, and in an attempt to expedite the timing of a potential business combination primarily because of HyperFeed’s liquidity issues, HyperFeed abandoned the merger and entered into an agreement with PICO and Exegy. In a letter dated November 7, 2006, Exegy informed PICO and HyperFeed that it was terminating the agreement. Under the terms of the agreement, PICO would have contributed to Exegy all shares of the common stock of HyperFeed owned by it and received by it upon conversion of outstanding amounts owed under a the convertible note in exchange for 50% of the voting control of Exegy. In addition, PICO and stockholders of Exegy would have contributed a combined $10 million in cash to Exegy. At this time, PICO and HyperFeed dispute Exegy’s right to terminate the agreement and plan to vigorously defend its rights through all available legal means.

HyperFeed’s Ability to Continue as a Going Concern:

Given the uncertainty of additional funding available to HyperFeed due to the termination of the agreement by Exegy and therefore for HyperFeed to continue as a going concern, on November 29, 2006 HyperFeed filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code.

As a result of these events, HyperFeed assessed the fair value of its long-lived assets, primarily technology and computer equipment, for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and determined that the undiscounted cash flows from use of such assets will be less than the carrying value of the asset group. Therefore, during the third quarter of 2006, HyperFeed recorded an impairment charge of $4.9 million to reduce all of HyperFeed’s non-cash assets to estimated fair value at that date. PICO estimated the fair value of these assets using discounted cash flows and estimated selling prices.  Concurrently with the conclusion that the investment in HyperFeed was impaired, the Company, applying the provisions of EITF 93-17, "Recognition of Deferred Tax Asset for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary That is Accounted for as a Discontinued Operation", recorded a $4.7 million deferred tax asset on the remaining outside basis of its investment in HyperFeed.

Disposal of HyperFeed:

Under the Chapter 7 bankruptcy filing, the liquidation of HyperFeed is under the control of a court-appointed trustee and therefore, PICO no longer has financial control over the operating and financial decisions of HyperFeed. Consequently, during the last quarter of 2006, the remaining cash balance and liabilities of HyperFeed have been disposed of from PICO’s consolidated financial statements and have been classified as a discontinued operation with its results of operations, financial position and cash flows separately reported for all periods presented.  The net liabilities disposed of amounted to $3 million, which is classified as a gain on disposal in the discontinued operations within the accompanying financial statements.

In accordance with SFAS No. 144, HyperFeed’s results have been reclassified for all periods presented as discontinued operations in the accompanying consolidated financial statements. The results of operations from discontinued operations and gain on disposal are reported separately, net of tax, on the face of the statement of operations. Included in the accompanying consolidated balance sheet at December 31, 2005 are $4.6 million of assets on the line “Assets of discontinued operations” and $4.3 million of liabilities on the line “Liabilities of discontinued operations”.

The following is detail of HyperFeed’s results for the periods included in the accompanying consolidated financial statements ended December 31:

	2006	2005	2004
Revenues:
Service revenue	$2,907,268	$4,269,618	$5,994,688
Investment income	3,892	1,297	9,427
Total revenues	2,911,160	4,270,915	6,004,115
Expenses:
Cost of service revenue	1,326,162	1,443,084	1,585,129
Depreciation and amortization	446,922	756,881	870,330
Other costs and expenses	9,243,085	9,480,624	8,938,237
Total expenses	11,016,169	11,680,589	11,393,696
Loss before income taxes	(8,105,009)	(7,409,674)	(5,389,581)
Benefit for income taxes	2,771,672	601,458
Loss from continuing operations	(5,333,337)	(6,808,216)	(5,389,581)
Loss on write down of assets to fair value	4,923,647
Loss from HyperFeed's discontinued operations		(507,748)	(422,280)
Net loss before minority interest	$(10,256,984)	$(7,315,964)	$(5,811,861)
Minority interest in net loss		705,702	2,613,436
	(10,256,984)	(6,610,262)	(3,198,425)
Gain on disposal before tax	$3,002,003
Income tax benefit	4,657,283
Total gain on disposal, net of tax	7,659,286	-	-
Previously reported gain on discontinued operations within HyperFeed	330,000	545,000	500,000
Reported gain on disposal of discontinued operations	7,989,286	545,000	500,000
	$(2,267,698)	$(6,065,262)	$(2,698,425)

3.	INVESTMENTS:

At December 31, the cost and carrying value of investments were as follows:

		Gross	Gross
		Unrealized	Unrealized	Carrying
2006:	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government - sponsored enterprises	$1,110,278		$(3,731)	$1,106,547
Corporate securities	62,320,043	483,947	(427,266)	62,376,724
				-
	63,430,321	483,947	(430,997)	63,483,271
Equity securities	108,866,121	100,313,455	(700,906)	208,478,670
Total	$172,296,442	$100,797,402	$(1,131,903)	$271,961,941

		Gross	Gross
		Unrealized	Unrealized	Carrying
2005:	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government - sponsored enterprises	$11,003,785		$(175,787)	$10,827,998
Corporate securities	79,842,934	$461,413	(592,208)	79,712,139
Mortgage participation interests	2,273,000			2,273,000
	93,119,719	461,413	(767,995)	92,813,137
Equity securities	95,643,097	99,223,898	(233,798)	194,633,197
Total	$188,762,816	$99,685,311	$(1,001,793)	$287,446,334

Marketable equity securities: The Company’s $208.5 million investments in marketable equity securities at December 31, 2006 consist primarily of investments in common stock of foreign and domestic publicly traded companies. The gross unrealized gains and losses on equity securities were $100.3 million and $701,000 respectively, at December 31, 2006 and $99.2 million and $234,000, respectively, at December 31, 2005.  The majority of the losses at December 31, 2006 were continuously below cost for less than 12 months.

Corporate Bonds and US Treasury Obligations: At December 31, 2006, the bond portfolio consists of $62.4 million of publicly traded corporate bonds and $1.1 million United States Treasury obligations. The total bond portfolio had gross unrealized gains and losses of $484,000 and $431,000 respectively, at December 31, 2006 and $461,000 and $768,000, respectively, at December 31, 2005. At December 31, 2006 the entire gross loss was continuously below amortized cost for greater than 12 months. However, the Company does not consider these investments to be other than temporarily impaired because of its intent and ability to hold these bonds until recovery of fair value, which may be maturity. The impairment is primarily due to interest rate fluctuations rather than deterioration of the underlying issuer of the particular bonds.

The amortized cost and carrying value of investments in fixed maturities at December 31, 2006, by contractual maturity, are shown below. Expected maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Carrying
	Cost	Value

Due in one year or less	$25,464,699	$25,417,902
Due after one year through five years	17,714,699	17,562,096
Due after five years	20,250,922	20,503,273
	$63,430,321	$63,483,271

Net investment income is as follows for each of the years ended December 31:

	2006	2005	2004
Investment income:
Fixed maturities	$2,084,072	$2,468,733	$1,956,838
Equity securities	3,333,526	3,074,692	2,556,841
Other	8,171,777	2,694,778	1,308,646
Total investment income	13,589,375	8,238,203	5,822,325
Investment expenses:	(33,183)	(43,030)	(32,395)
Net investment income	$13,556,192	$8,195,173	$5,789,930

Pre-tax net realized gain or loss on investments is as follows for each of the years ended December 31:

	2006	2005	2004
Gross realized gains:
Fixed maturities	$138,624	$27,303	$205,017
Equity securities and other investments	26,391,570	7,843,098	5,629,155
Total gain	26,530,194	7,870,401	5,834,172
Gross realized losses:
Fixed maturities	(14,324)	(6,899)	(50,393)
Equity securities and other investments	(462,793)	(141,728)	(2,518,274)
Total loss	(477,117)	(148,627)	(2,568,667)
Net realized gain	$26,053,077	$7,721,774	$3,265,505

Realized Gains

During 2006, the Company sold securities generating $26.5 million in realized gains. Included in such gains is $12.9 million from the sale of Anderson Tully and $8.6 million on the sale of a portion of the Company’s investment in Raetia Energie AG, a Swiss holding. During 2005, the Company sold securities generating $7.9 million in realized gains. Included in realized gains for 2005 are gains of $1.8 million gain from the sale of Keweenaw Land Association and a $1.8 million gain on the sale of a portion of the Company’s investment Raetia Energie AG, a Swiss holding. During 2004, the Company sold securities generating $5.8 million in realized gains. The most significant gain in 2004 was a $3.2 million gain from the sale of Keweenaw Land Association.

Realized Losses

Included in realized losses are impairment charges on securities. During 2006, 2005 and 2004, the Company recorded other-than-temporary impairments of $459,000, $142,000 and $1.9 million, respectively, on equity securities to recognize what are expected to be other-than-temporary declines in value.

Jungfraubahn Holding AG:

At December 31, 2006, the Company owned 1,314,407 shares of Jungfraubahn, which represents approximately 22.5% of the outstanding shares of Jungfraubahn Holding AG ("Jungfraubahn"). At December 31, 2006, the market value of the investment was $49.1 million and had an unrealized gain of $25.1 million, before tax. At December 31, 2005, the Company owned 1,312,657 shares of Jungfraubahn, which represented approximately 22.5% of the outstanding shares of Jungfraubahn. At December 31, 2005, the market value of the investment was $42 million and had an unrealized gain of $19.8 million, before tax. In 2006, 2005 and 2004, the Company received dividends from this security of $1.3 million, $1.1 million, and $1.1 million, respectively.

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

Accu Holding AG:

At December 31, 2006, the Company owned 29.2% of Accu Holding AG ("Accu"), a Swiss corporation. PICO lacks the ability to exercise significant influence based on consideration of a number of factors and therefore accounts for the holding as available for sale under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” In 2004, the Company recorded other-than-temporary impairments of $1.3 million, due to the severity and duration of the decline of Accu’s stock price. Since then, the stock value improved and consequently, no other impairment charges have been recorded on this holding. At December 31, 2006, the market value of PICO’s interest was $4.3 million (December 31, 2005 $4.2 million).

4.	BANK BORROWINGS:

At December 31, 2006 and 2005, PICO’s subsidiary, Global Equity AG, has two loan facilities with a Swiss bank for a maximum of $12.7 million (15.5 million CHF) used to finance the purchase of investment securities in Switzerland. The borrowings are based on a margin not to exceed 45% of the market value of the securities deposited with the Swiss bank. It is anticipated the Company will refinance the loans when due ($2.4 million due in 2007 and $10.3 million due in 2009). The actual amount available is dependent on the value of the collateral held after a safety margin established by the bank. It may be used as an overdraft or for payment obligations arising from securities transactions. The loan facilities may be cancelled immediately by either party by written notice.

The Company capitalized $450,000 of interest in 2006 related to construction expenditure and expensed interest of $661,000 in 2005 and $788,000 in 2004.

	2006	2005
3.32% due in 2007 (3.27% - 3.32% in 2005)	$2,462,043	$11,796,940
3.98% due in 2009	10,258,515
7% - 8% Notes due:
2005 - 2006		37,928
	$12,720,558	$11,834,868

5.	REAL ESTATE AND WATER ASSETS:

Through its subsidiary Nevada Land, the Company owns land and the related mineral rights and water rights. Through its subsidiary Vidler, the Company owns land and water rights and water storage assets consisting of various real properties in California, Arizona, Colorado and Nevada. The costs assigned to the various components at December 31, were as follows:

	2006	2005
Nevada Land:
Land and related mineral rights and water rights	$21,771,084	$30,066,419

Vidler:
Water and water rights	26,962,541	22,595,686
Land	11,171,062	11,213,306
California water storage (Semitropic)	2,972,286	2,472,697
Land improvements, net of accumulated amortization of $3.9 million in 2006 and $3.1 million in 2005	39,661,886	10,543,327
	80,767,775	46,825,016
	$102,538,859	$76,891,435

In 2006, the Company began construction of a 35 mile pipeline from Fish Springs Ranch in northern Nevada to the north valleys of Reno, Nevada. Completion of the pipeline is expected within the next 6 to 12 months and total costs are estimated between $78 million and $83 million. At December 31, 2006, land improvements include $28.2 million of direct construction costs as well as $450,000 of capitalized interest cost.

In June of 2005, the Company completed a sale of approximately 42,000 acre-feet of water rights and the related 15,470 acres of land in the Harquahala Valley for $94.4 million in cash. The cost of the land and water sold was $37.8 million. Also in 2005, Lincoln County Water District and Vidler (“Lincoln/Vidler”) closed on a sale of 2,100 acre feet of water to a developer for $15.7 million. The Company’s share of the revenues allocated to the sale of the 2,100 acre-feet was $10.1 million and the cost of the water sold was approximately $983,000.

Through November 2008, Vidler is required to make a minimum annual payment for the Semitropic water storage facility of $401,000. These payments are being capitalized and the asset is being amortized over its useful life of thirty-five years. Amortization expense was $102,000 in each of the three years ended December 31, 2006. At December 31, 2006 and 2005, Vidler owns the right to store 30,000 acre-feet of water. Vidler is also required to pay annual operating and maintenance charges and for the years ended December 31, 2006, 2005 and 2004, the Company expensed a total of $166,000, $169,000 and $148,000, respectively.

Amortization expense from leasehold improvements was $845,000, $805,000 and $769,000 in 2006, 2005, and 2004, respectively.

6.	NOTES AND OTHER RECEIVABLES:

Notes and other receivables consisted of the following at December 31:
	2006	2005
Notes receivable	$15,703,640	$13,012,833
Interest receivable	1,089,950	1,042,520
Other receivables	662,901	619,442
	17,456,491	14,674,795
Allowance for doubtful accounts	(278,664)	(264,056)
	$17,177,827	$14,410,739

Notes receivable, primarily from the sale of real estate and water assets, have a weighted average interest rate of 9.4% and a weighted average life to maturity of approximately 7 years at December 31, 2006.

7.	FEDERAL, FOREIGN AND STATE INCOME TAX:

The Company and its U.S. subsidiaries file a consolidated federal income tax return, which includes the results of HyperFeed from November 1, 2005. Non-U.S. subsidiaries file tax returns in various foreign countries. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards		$2,539,062
Deferred compensation	$15,268,524	13,992,344
Capital loss carryforwards	156,757	156,757
Loss reserves	944,912	1,633,853
Basis difference on securities	5,186,609	1,074,277
Impairment charges	4,673,146	5,587,354
Fixed asset basis and deprecation	806,285	1,141,768
Allowance for bad debts	300,948	992,244
Employee benefits	2,083,723	1,977,876
Cumulative loss on SFAS 133 derivatives	1,385,576	1,385,576
Other	2,656,294	2,226,762
Total deferred tax assets	33,462,774	32,707,873
Deferred tax liabilities:
Unrealized appreciation on securities	36,281,111	35,588,675
Revaluation of real estate and water assets	4,902,089	5,330,587
Foreign receivables	1,694,970	1,108,702
Installment land sales	7,347,213	3,941,476
Accretion of bond discount	90,213	83,540
Capitalized lease	287,528	287,528
Other	812,566	2,325,154
Total deferred tax liabilities	51,415,690	48,665,662
Net deferred tax liability before valuation allowance	(17,952,916)	(15,957,789)
Valuation allowance		(1,281,273)
Net deferred income tax liability	$(17,952,916)	$(17,239,062)

Deferred tax assets and liabilities, the recorded valuation allowance, and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management’s conclusions as to the ultimate realization of deferred tax assets.

Pre-tax income (loss) from continuing operations for the years ended December 31 was under the following jurisdictions:

	2006	2005	2004
Domestic	$40,711,997	$39,528,714	$(10,270,968)
Foreign	10,154,749	796,692	(1,236,387)
Total	$50,866,746	$40,325,406	$(11,507,355)

Income tax expense (benefit) from continuing operations for each of the years ended December 31 consists of the following:

	2006	2005	2004
Current tax expense (benefit):
U.S. Federal and state	$14,397,082	$25,203,660	$(908,367)
Foreign	706,890	73,107	71,952
	15,103,972	25,276,767	(836,415)
Deferred tax expense (benefit):
U.S. Federal and state	4,168,822	(6,715,681)	(1,957,765)
Foreign	117,580	33,537	(253,541)
	4,286,402	(6,682,144)	(2,211,306)
Total income tax expense (benefit)	$19,390,374	$18,594,623	$(3,047,721)

The difference between income taxes provided at the Company’s federal statutory rate and effective tax rate is as follows:

	2006	2005	2004
Federal income tax provision (benefit) at statutory rate	$17,803,361	$14,113,892	$(3,912,501)
Change in valuation allowance	(1,281,273)	698,195
State taxes	(23,658)	3,318,795
Management compensation	1,533,445	2,149,534	358,736
Capitalized interest expense	(157,660)
Write off of deferred tax assets	504,389		(809,124)
Foreign rate differences		(216,626)	277,366
Rate changes	(212,935)	(470,424)
Permanent differences	1,224,706	(998,743)	1,037,802
Total	$19,390,374	$18,594,623	$(3,047,721)

The provision or benefit for income taxes for the year ended December 31, 2006, 2005 and 2004 includes estimated federal and state tax charges based on the consolidated pre-tax income. The effective tax rate for the year ended December 31, 2006 is 38.1% primarily due to permanent differences between accounting and taxable income primarily arising from certain management compensation which is not tax-deductible. The effective tax rate for the year ended December 31, 2005 is 55% primarily due to the losses of HyperFeed without tax benefit, prior to HyperFeed becoming an 80% subsidiary on November 1, 2005, the accrual of state taxes on Vidler’s pre-tax income and permanent differences between accounting and taxable income primarily arising from certain management compensation which is not tax-deductible. For the year ended December 31, 2004, the effective rate for the recorded tax benefit is 18% primarily due to the losses of HyperFeed without tax benefit, and the increase in valuation allowances related to NOL’s within the group.

Provision has not been made for U.S. or additional foreign tax on the approximately $10 million of undistributed earnings of foreign subsidiaries. It is not practical to estimate the amount of additional tax that might be payable. Rate differences within the difference between statutory and effective tax rates reflect foreign results taxed at the local statutory rate, which can be as much as 25% lower than the U.S. statutory rate of 35%. At December 31, 2006, the Company had a $2.5 million federal and state tax payable. As of December 31, 2006 the Company has no operating loss carryforwards.

8.	PROPERTY AND EQUIPMENT:

The major classifications of the Company’s fixed assets are as follows at December 31:

	2006	2005
Office furniture, fixtures and equipment	$2,725,386	$3,154,178
Building and leasehold improvements	437,132	527,218
	3,162,518	3,681,396
Accumulated depreciation	(2,643,954)	(2,644,502)
Property and equipment, net	$518,564	$1,036,894

Depreciation expense was $ 279,000, $437,000 and $529,000 in 2006, 2005, and 2004, respectively.

9.	SHAREHOLDERS’ EQUITY:

In May 2006, the Company completed a sale of 2.6 million shares of newly issued common stock to institutional investors at a price of $30 per share. After placement costs, the net proceeds to the Company were $73.9 million. The Company filed a registration statement on Form S-3 to register the shares, which became effective in June 2006.

In May 2005, the Company completed a sale of 905,000 shares of newly issued common stock to institutional investors at a price of $25 per share. After placement costs, the net proceeds to the Company were $21.4 million. The Company filed a registration statement on Form S−3 to register the shares, which became effective in July 2005.

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

On December 12, 2005, the Company granted 2,185,965 stock-settled SARs at an exercise price of $33.76 per share (being the market value of PICO stock at the date of grant) that were fully vested on that date. These are the only awards granted and outstanding at December 31, 2006 and 2005 and there are no restrictions that would prevent an employee from exercising these awards. Upon exercise, the Company will issue newly issued shares equal to the in-the-money value of the exercised SARs, net of the applicable federal, state and local taxes withheld.

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

	2006	2005
Estimated reinsurance recoverable on:
Unpaid losses and loss adjustment expense	$16,972,280	$15,858,000
Reinsurance recoverable on paid losses and loss expenses	317,759	328,105
Reinsurance receivables	$17,290,039	$16,186,105

Unsecured reinsurance risk of is concentrated in the companies shown in the table below along with their AM Best Rating. The Company remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

CONCENTRATION OF REINSURANCE AT DECEMBER 31, 2006

	Reported	Unreported	Reinsurer
	Claims	Claims	Balances
General Reinsurance (A++)	$6,599,714	$8,296,263	$14,895,977
Odessy Reinsurance (A)	312,612	350,000	662,612
National Reinsurance Company (NR-3)	221,936	435,064	657,000
Medical Reinsurance (A-)		326,220	326,220
Swiss Reinsurance America Corp (A+)	16,482	193,742	210,224
North Star Reinsurance (NR-3)	13	148,000	148,013
GE Reinsurance Corporation (NR-5)	48,785	66,462	115,247
All others	118,288	156,458	274,746
	$7,317,830	$9,972,209	$17,290,039

The following is the net effect of reinsurance activity on the consolidated financial statements for each of the years ended December 31 for losses and loss adjustment expenses incurred (recovered):

	2006	2005	2004
Direct	$(700,818)	$(2,092,123)	$1,159,439
Assumed	(2,927)	176,880	192,102
Ceded	(2,520,656)	(1,749,589)	(908,257)
	$(3,224,401)	$(3,664,832)	$443,284

11.	RESERVES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES:

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

	2006	2005	2004
Balance at January 1	$46,646,906	$55,994,375	$60,863,884
Less reinsurance recoverable	(15,858,000)	(17,302,699)	(17,490,157)
Net balance at January 1	30,788,906	38,691,676	43,373,727
Incurred loss and loss adjustment expenses (recoveries) for prior accident year claims	(3,224,401)	(3,664,832)	443,284
Payments for claims occurring during
prior accident years	(3,453,484)	(4,237,938)	(5,125,335)
Net change for the year	(6,677,885)	(7,902,770)	(4,682,051)
Net balance at December 31	24,111,021	30,788,906	38,691,676
Plus reinsurance recoverable	16,972,280	15,858,000	17,302,699
Balance at December 31	$41,083,301	$46,646,906	$55,994,375

In 2006, Physicians reported positive development of $812,000 in its medical professional line of business. Also in 2006, Citation’s property and casualty and workers’ compensation lines of business reported positive development of $638,000 and $1.8 million, respectively.

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

12.	EMPLOYEE BENEFITS, COMPENSATION AND INCENTIVE PLAN:

For the years ended December 31, 2006, 2005 and 2004, the Company recorded $5.9 million, $8.4 million and $1.7 million, respectively in incentive awards payable to certain members of management in accordance with the provisions of the Company’s bonus plan which, if certain thresholds are attained, is calculated based on growth in book value per share of the Company. In addition, $1 million, $2.8 million and $8,000, respectively in incentive awards were recorded for certain members of Vidler’s management based on the combined net income of Vidler and Nevada Land and Resource Company in accordance with the related bonus plan.

PICO maintains a 401(k) defined contribution plan covering substantially all employees of the Company. Matching contributions are based on a percentage of employee compensation. In addition, the Company may make a discretionary profit sharing contribution at the end of the Plan’s fiscal year within limits established by the Employee Retirement Income Securities Act. Total contribution expense for the years ended December 31, 2006, 2005 and 2004 was $417,000, $384,000 and $397,000, respectively.

13.	REGULATORY MATTERS:

The regulations of the Departments of Insurance in the states where the Company’s insurance subsidiaries are domiciled generally restrict the ability of insurance companies to pay dividends or make other distributions. Based upon statutory financial statements filed with the insurance departments as of December 31, 2006, $7.2 million was available for distribution by the Company’s wholly owned insurance subsidiaries to the parent company without the prior approval of the Department of Insurance in the states in which the Company’s insurance subsidiaries are domiciled. At December 31, 2006, the total statutory surplus in these insurance companies was $95.3 million and apart from the $7.2 million noted above, was unavailable for distribution without Department of Insurance approval.

14.	COMMITMENTS AND CONTINGENCIES:

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through October 2009. Rent expense for the years ended December 31, 2006, 2005 and 2004 for office space was $390,000, $325,000 and $382,000, respectively.

Vidler is party to a lease to acquire 30,000 acre-feet of underground water storage privileges and associated rights to recharge and recover water located near the California Aqueduct, northwest of Bakersfield. The agreement requires a minimum payment of $401,000 per year, with the last payment due in 2007. Thereafter, the minimum payment will decrease to $22,000. PICO signed a Limited Guarantee agreement with Semitropic Water Storage District (“Semitropic”) that requires PICO to guarantee Vidler’s annual obligation up to $519,000, adjusted annually by the engineering price index.

Future minimum payments under all operating leases for the years ending December 31 are as follows:

Year
2007	$991,347
2008	620,766
2009	313,683
2010	205,721
2011	211,121
Thereafter	3,001,783
Total	$5,344,421

Not included in the table above is the $25.1 million commitment Vidler has for capital expenditures related to the proposed construction of a pipeline to convey water from the Fish Springs Ranch in northern Nevada to Reno, Nevada.

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

Exegy Litigation:

  On November 7, 2006 Exegy Incorporated (“Exegy”) sent letters to PICO Holdings, Inc. (“PICO”) and HyperFeed Technologies, Inc. (HyperFeed”), purporting to terminate the August 25, 2006 Contribution Agreement among PICO, HyperFeed, and Exegy.  The Contribution Agreement contemplated a transaction between the parties whereby the common stock of HyperFeed owned by PICO would have been contributed to Exegy in exchange for Exegy’s issuance to PICO of certain Exegy stock.

    On November 13, 2006 Exegy filed a lawsuit against PICO and HyperFeed in state court in Missouri seeking a declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 Contribution Agreement  was valid.  In the event that Exegy’s November 7, 2006 letter is not determined to be a valid termination of the Contribution Agreement, Exegy seeks  a declaration that PICO and HyperFeed have materially breached the Contribution Agreement,  for which Exegy seeks monetary  damages and an injunction against further material breach.  Finally, Exegy seeks a declaratory judgment that if its November 7, 2006 notice of termination was not valid, and that if PICO and HyperFeed did materially breach the Contribution Agreement but that a continuing breach cannot be remedied or enjoined, then Exegy seeks a declaration that Exegy should be relieved of further performance under the Contribution Agreement due to alleged HyperFeed actions deemed by Exegy to be inconsistent with the Contribution Agreement. On December 15, 2006 the lawsuit filed by Exegy on November 13, 2006 was removed from Missouri state court to federal court.

    On November 17, 2006 HyperFeed and PICO filed a lawsuit against Exegy in state court in Illinois.  PICO and HyperFeed allege that Exegy, after the November 7, 2006 letter purporting to terminate the Contribution Agreement, used and continues to use HyperFeed’s confidential and proprietary information in an unauthorized manner and without HyperFeed’s consent. PICO and HyperFeed are also seeking a preliminary injunction enjoining Exegy from disclosing, using, or disseminating HyperFeed’s confidential and proprietary information, and from continuing to interfere with HyperFeed’s business relations.  PICO and HyperFeed also seek monetary damages from Exegy. On January 18, 2007 this case was removed from Illinois state court to federal bankruptcy court in Illinois. On February 21, 2007 this case was transferred to the United States Bankruptcy Court, District of Delaware.

    It is anticipated that the United States Bankruptcy Court, District of Delaware will accept the transfer of the case which is presently in federal court in Missouri, and consolidate the cases in HyperFeed’s pending Chapter 7 bankruptcy action, where both cases will continue as adversary proceedings.

    HyperFeed Technologies:

    On November 29, 2006 HyperFeed, an 80%-owned subsidiary of PICO, filed a voluntary petition  for relief under Chapter 7 of the United States Bankruptcy Code captioned In Re Hyperfeed Technologies, Inc., filed in the United States District Court for the District of Delaware, Case No. 06-11357 (CSS). On November 30, 2006, the bankruptcy court appointed the Chapter 7 Trustee of Hyperfeed’s bankruptcy estate. Hyperfeed is indebted to PICO pursuant to a Secured Convertible Promissory Note dated March 30, 2006, in the original principal amount of $10 million. PICO asserts it is the largest creditor and interest holder in the bankruptcy case. The Trustee in presently investigating PICO’s claims and security position.

    Fish Springs Ranch, LLC:

    The final regulatory approval required for the Fish Springs pipeline project is a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006. Subsequently, there were two protests against the ROD, and the matter was appealed to the Interior Board of Land Appeals (“IBLA”). During the third quarter of 2006, the IBLA refused to stay the ROD.

    However, in October 2006, one protestant filed an action with the U.S. District Court against the Bureau of Land Management (“BLM”) and the U.S. Department of the Interior. The complaint is identical to the appeal dismissed by the IBLA. On December 13, 2006 the Federal District Court refused to issue a temporary restraining order. On February 26, 2007, after oral argument, the Federal District Court took under submission the protestant’s request for a preliminary injunction. A ruling on the motion is expected during the first or second quarter of 2007. The Company believes that the protestant’s latest legal action to obtain a preliminary injunction in Federal District Court is likely to fail. Although the Company is not currently a party to the proceedings, we will continue to participate in the case, as allowed bv the Federal District Court, to protect our interest in the pipeline project.

    The Company is subject to various litigation arising in the ordinary course of its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

15.	RELATED-PARTY TRANSACTIONS:

On September 21, 2005, the Compensation Committee approved new employment agreements for Ronald Langley, Chairman, and John R. Hart, President and CEO. The new agreements were effective January 1, 2006, expire on December 31, 2010 and replaced employment agreements that expired on December 31, 2005. Each agreement provides for an annual salary of $1.1 million and an annual incentive award based on the growth of the Company’s book value per share, adjusted for any impact on book value by 7/8 of all stock appreciation rights-related expenses, net of tax, during the fiscal year above a threshold. Incentive awards of 5% of the increase in book value is earned when the Company’s percentage increase in book value per share as adjusted for a given fiscal year exceeds the threshold of 80% of the S&P 500 annualized total return for the five previous calendar years, including the given fiscal year.

The growth in book value per share exceeded the threshold each year in the three years ended December 31, 2006 and an award was accrued in the accompanying consolidated financial statements for PICO’s President and its Chairman of $4.2 million, $5.9 million, and $1.2 million, respectively.

In March 2000, an investment partnership registered as PICO Equity Investors, L.P. acquired 3,333,333 shares of PICO stock for approximately $50 million. PICO Equity Investors, L.P. an entity managed by PICO Equity Investors Management, LLC, which is owned by three of PICO’s current Directors, including the Chairman, and its president and chief executive officer, will exercise all voting and investment decisions with respect to these shares for up to 10 years. There is no monetary compensation for the management of either entity. PICO used the $49.8 million net proceeds to develop existing water and water storage assets, acquire additional water assets, acquire investments, and for general working capital needs. In May 2006, PICO Equity Investors, L.P. distributed 833,316 shares to the Limited Partner, and 17 shares to the General Partner, PICO Equity Investors Management LLC. At December 31, 2006 PICO Equity Investors L.P. held 2,500,000 common shares of PICO.

The Company entered into agreements with its president and chief executive officer, and certain other officers and non-employee directors, to defer compensation into Rabbi Trust accounts held in the name of the Company. The total value of the Rabbi Trusts of $49.8 million, of which $1.1 million represents PICO stock with the balance in various stocks and bonds, is included in the Company’s consolidated balance sheets. Within these accounts at December 31, 2006, the following officers and non-employee directors are the beneficiaries of the following number of PICO shares: John Hart owns 19,940 PICO shares, Dr. Richard Ruppert owns 1,670 PICO shares, John Weil owns 8,084 PICO shares, and Carlos Campbell owns 2,644 PICO shares. The trustee for the accounts is Huntington National Bank. The accounts are subject to the claims of outside creditors, and any PICO stock held in the accounts is reported as treasury stock in the consolidated financial statements.

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

(2)	Equity in net income of subsidiaries and affiliates is credited directly to shareholders’ equity for statutory accounting purposes.

(3)	Fixed maturity securities are carried at amortized cost.
(4)	Loss and loss adjustment expense reserves and unearned premiums are reported net of the impact of reinsurance for statutory accounting purposes.

The Company and its wholly-owned insurance subsidiaries’ policyholders’ surplus and net income as of and for the years ended December 31, 2006, 2005 and 2004 on the statutory accounting basis are as follows:

	2006	2005	2004
Physicians Insurance Company of Ohio:	(Unaudited)
Policyholders' surplus	$68,929,902	$57,409,969	$43,255,603
Statutory net income	$7,173,897	$6,514,608	$9,628,569
Citation Insurance Company:
Policyholders' surplus	$26,383,195	$25,401,061	$19,293,135
Statutory net income	$3,502,998	$1,655,790	$562,129

Both Citation and Physicians meet the minimum risk based capital requirements for the applicable Departments of Insurance regulations.

17.	SEGMENT REPORTING:

PICO Holdings, Inc. is a diversified holding company. The Company seeks to build and operate businesses where significant value can be created from the development of unique assets, and to acquires businesses which we identify as undervalued and where our participation can aid in the recognition of the business’s fair value. The Company’s over-riding objective is to generate superior long-term return on net assets. The Company accounts for segments as described in the significant accounting policies in Note 1.

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

Real Estate Operations

PICO is engaged in land and related mineral rights and water rights operations through its subsidiary Nevada Land. Nevada Land owns approximately 560,000 acres of land and related mineral and water rights in northern Nevada. Revenue is generated by land sales, land exchanges and leasing for grazing, agricultural and other uses. Revenue is also generated from the development of water rights and mineral rights in the form of outright sales and royalty agreements.

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

In this segment, revenues come from investment holdings of the insurance companies. Investments directly related to the insurance operations are included within those segments. As expected during the run-off process, the bulk of this segment’s revenues is investment income and realized gains.

At the end of 2006, Physicians Insurance Company purchased PICO European Holdings, Inc (‘PEH”), a wholly owned U.S. subsidiary of PICO Holdings that was formed at the end of 2005. PEH owns a portfolio of investment securities in Switzerland. While this transaction is eliminated in consolidation, the $40.5 million of identifiable assets of PEH are reported in Insurance Operations in Run Off at December 31, 2006 and the previously reported assets of Insurance Operations in Run Off for 2005 have been recast to include the $30.1 million of assets of PEH (moved from the Business Acquisition and Finance segment). The results of operations of PEH for the year ended December 31, 2006 included revenues of $1.1 million and expenses of $253,000 are reported within the Business Acquisition and Finance segment.  In future years, the results of PEH and its identifiable assets will be reported in the Insurance Operations in Run Off segment.

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

Segment information by major operating segment follows:

		Water Resources	Insurance	Business
	Real Estate	and Water	Operations in	Acquisitions &	Discontinued
	Operations	Storage	Run Off	Finance	Operations	Consolidated
2006
Revenues	$41,405,577	$6,181,616	$13,277,532	$21,858,519		$82,723,244
Net investment income	1,981,172	2,805,107	3,158,955	5,610,958		13,556,192
Interest expense						-
Depreciation and amortization	54,223	1,084,404	7,467	76,257		1,222,351
Income (loss) before income taxes	30,499,188	(2,451,422)	15,980,096	6,838,884		50,866,746
Assets	73,266,068	146,115,727	202,356,668	127,304,476		549,042,939
Capital expenditure	79,938	30,117,492		27,337		30,224,767

2005
Revenues	$21,811,469	$106,448,584	$8,108,639	$5,743,002		$142,111,694
Net investment income	1,010,194	1,177,078	3,051,278	2,956,623		8,195,173
Interest expense		269,954		391,360		661,314
Depreciation and amortization	81,228	1,172,974	11,276	78,893		1,344,371
Income (loss) before income taxes	12,038,040	56,211,819	10,539,533	(38,463,986)		40,325,406
Assets	66,513,641	86,353,051	187,112,896	97,234,516	$4,615,518	441,829,622
Capital expenditure	5,947	4,658,969		122,753		4,787,669

2004
Revenues	$11,559,905	$1,963,943	$5,747,244	$2,851,629		$22,122,721
Net investment income	465,606	470,667	2,765,372	2,088,285		5,789,930
Interest expense		402,706		385,219		787,925
Depreciation and amortization	90,757	1,183,829	15,526	102,913		1,393,025
Income (loss) before income taxes	5,290,153	(5,701,110)	4,059,818	(15,156,216)		(11,507,355)
Assets	47,391,982	83,533,742	131,824,847	87,905,906	$3,974,546	354,631,023
Capital expenditure	25,536	2,976,546	23,267	122,753		3,148,102

Segment information by geographic region follows:

	United
	States	Europe	Consolidated
2006
Revenues	$69,553,292	$13,169,952	$82,723,244
Net investment income	11,858,886	1,697,306	13,556,192
Interest expense			-
Depreciation and amortization	1,222,351		1,222,351
Income before income taxes	40,573,284	10,293,462	50,866,746
Assets	442,694,654	106,348,285	549,042,939
Capital expenditure	30,224,767		30,224,767

2005
Revenues	$138,895,359	$3,216,335	$142,111,694
Net investment income	6,762,721	1,432,452	8,195,173
Interest expense	269,954	391,360	661,314
Depreciation and amortization	1,344,371		1,344,371
Income before income taxes	39,529,439	795,967	40,325,406
Assets	356,663,916	85,165,706	441,829,622
Capital expenditure	4,787,669		4,787,669

2004
Revenues	$21,612,800	$509,921	$22,122,721
Net investment income	4,466,162	1,323,768	5,789,930
Interest expense	402,706	385,219	787,925
Depreciation and amortization	1,393,025		1,393,025
Loss before income taxes	(10,234,219)	(1,273,136)	(11,507,355)
Assets	285,687,909	68,943,114	354,631,023
Capital expenditure	3,148,102		3,148,102

18.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

-
BANK BORROWINGS: Carrying amounts for these items approximate fair value because current interest rates and, therefore, discounted future cash flows for the terms and amounts of loans disclosed in Note 4, are not significantly different from the original terms.

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturities	$63,483,271	$63,483,271	$92,813,137	$92,813,137
Equity securities	208,478,670	208,478,670	194,633,197	194,633,197
Cash and cash equivalents	136,621,578	136,621,578	37,492,245	37,492,245
Financial liabilities:
Bank borrowings	12,720,558	12,720,558	11,834,868	11,834,868

19.	SUBSEQUENT EVENTS:

On February 28, 2007 the Company entered into a Securities Purchase Agreement to sell 2,823,000 shares of newly issued common stock to institutional investors at a price of $37 per share. After placement costs, the net proceeds to the Company were approximately $100.2 million. The Company is obligated under the Securities Purchase Agreement to file a registration statement on Form S-3 to register the shares under the Securities Act of 1933.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There were no changes in the Registrant’s internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

    The board of directors of the Company has an Audit Committee composed of three independent directors. The committee meets periodically with financial management to review accounting, control, auditing and financial reporting matters.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of company management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control-Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2006. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PICO Holdings, Inc.
La Jolla, California.

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that PICO Holdings, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report (which report expresses an unqualified opinion and includes an explanatory paragraph relating to a change in the method of accounting for share-based payment as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006, as discussed in Note 1) dated March 9, 2007.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 9, 2007

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors will be set forth in the section headed “Election of Directors” in our definitive proxy statement with respect to our 2007 annual meeting of shareholders, to be filed on or before April 30, 2007 and is incorporated herein by reference. The information required by this item regarding the Company’s code of ethics will be set forth in the section headed “Code Of Ethics” in our definitive 2007 proxy statement and is incorporated herein by reference. Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive Compensation” in our 2007 definitive proxy statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our 2007 definitive proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section headed “Certain Relationships and Related Transactions” and “Compensation Committee, Interlocks and Insider Participation” in our definitive 2007 proxy statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the section headed “Fees Paid to Deloitte & Touche LLP” in our definitive 2007 proxy statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL SCHEDULES AND EXHIBITS.

1.	Financial Statement Schedules.

None.

2.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of PICO.(1)
3.2	Amended and Restated By-laws of PICO. (2)
10.1	PICO Holdings, Inc. 2005 Long-Term Incentive Plan (3)
10.4	Bonus Plan of Dorothy A. Timian-Palmer (4)
10.5	Bonus Plan of Stephen D. Hartman (4)
10.7	Employment Agreement of Ronald Langley (5)
10.8	Employment Agreement of John R. Hart (5)
10.9	Secured Convertible Promissory Note and accompanying Warrant between PICO Holdings, Inc. and HyperFeed Technologies, Inc. dated March 30, 2006 (6)
10.10	Form of Securities Purchase Agreement dated May 4, 2006 between PICO and the Accredited Investors (7)
10.11	Contribution Agreement dated August 25, 2006 among Exegy Incorporated and PICO Holdings, Inc. and HyperFeed Technologies, Inc. (8)
10.12	Form of Securities Purchase Agreement dated February 28, 2007 between PICO Holdings, Inc. and the Accredited Investors. (9)
10.13	Purchase and Sale Agreement dated June 30, 2006 between Nevada Land and Resource Company, LLC and Vidler Water Company, Inc. and Southern Nevada Water Authority.
10.14	Letter dated November 7, 2006 from Exegy Incorporated to PICO Holdings, Inc. and HyperFeed Technologies, Inc. (10)
21.1	Subsidiaries of PICO
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to exhibit of same number filed with Form 8-K dated December 4, 1996.
(2)	Filed as Appendix to the prospectus in Part I of Registration Statement on Form S-4 (File No. 333-06671).
(3)	Incorporated by reference to Proxy Statement for Special Meeting of Shareholders on December 8, 2005 dated November 8, 2005 and filed with the SEC on November 8, 2005.
(4)	Incorporated by reference to Form 8-K filed with SEC on February 25, 2005.
(5)	Incorporated by reference to exhibit of same number filed with Form 10-Q for the quarterly period ended September 30, 2005.
(6)	Incorporated by reference to exhibit of same number filed with Form 8-K dated March 31, 2006.
(7)	Incorporated by reference to exhibit of same number filed with Form 8-K dated May 10, 2006.
(8)	Incorporated by reference to exhibit of same number filed with Form 8-K dated August 29, 2006.
(9)	Incorporated by reference to exhibit of same number filed with Form 8-K dated March 2, 2007.
(10)	Incorporated by reference to Form 8-K filed with SEC on November 8, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2007
PICO Holdings, Inc.

By:	/s/ John R. Hart
John R. Hart
Chief Executive Officer
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 9, 2007 by the following persons in the capacities indicated.

/s/ Ronald Langley	Chairman of the Board
Ronald Langley

/s/ John R. Hart	Chief Executive Officer, President and Director
John R. Hart	(Principal Executive Officer)

/s/ Maxim C. W. Webb	Chief Financial Officer and Treasurer
Maxim C. W. Webb	(Chief Accounting Officer)

/s/ S. Walter Foulkrod, III, Esq.	Director
S. Walter Foulkrod, III, Esq.

/s/ Richard D. Ruppert, MD	Director
Richard D. Ruppert, MD

/s/ Carlos C. Campbell	Director
Carlos C. Campbell

/s/ Kenneth J. Slepicka	Director
Kenneth J. Slepicka

/s/ John D. Weil	Director
John D. Weil

INDEX TO EXHIBITS
Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of PICO.(1)
3.2	Amended and Restated By-laws of PICO. (2)
10.1	PICO Holdings, Inc. 2005 Long-Term Incentive Plan (3)
10.4	Bonus Plan of Dorothy A. Timian-Palmer (4)
10.5	Bonus Plan of Stephen D. Hartman (4)
10.7	Employment Agreement of Ronald Langley (5)
10.8	Employment Agreement of John R. Hart (5)
10.9	Secured Convertible Promissory Note and accompanying Warrant between PICO Holdings, Inc. and HyperFeed Technologies, Inc. dated March 30, 2006 (6)
10.10	Form of Securities Purchase Agreement dated May 4, 2006 between PICO and the Accredited Investors (7)
10.11	Contribution Agreement dated August 25, 2006 among Exegy Incorporated and PICO Holdings, Inc. and HyperFeed Technologies, Inc. (8)
10.12	Form of Securities Purchase Agreement dated February 28, 2007 between PICO Holdings, Inc. and the Accredited Investors. (9)
10.13	Purchase and Sale Agreement dated June 30, 2006 between Nevada Land and Resource Company, LLC and Vidler Water Company, Inc. and Southern Nevada Water Authority.
10.14	Letter dated November 7, 2006 from Exegy Incorporated to PICO Holdings, Inc. and HyperFeed Technologies, Inc. (10)
21.1	Subsidiaries of PICO
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to exhibit of same number filed with Form 8-K dated December 4, 1996.
(2)	Filed as Appendix to the prospectus in Part I of Registration Statement on Form S-4 (File No. 333-06671).
(3)	Incorporated by reference to Proxy Statement for Special Meeting of Shareholders on December 8, 2005 dated November 8, 2005 and filed with the SEC on November 8, 2005.
(4)	Incorporated by reference to Form 8-K filed with SEC on February 25, 2005.
(5)	Incorporated by reference to exhibit of same number filed with Form 10-Q for the quarterly period ended September 30, 2005.
(6)	Incorporated by reference to exhibit of same number filed with Form 8-K dated March 31, 2006.
(7)	Incorporated by reference to exhibit of same number filed with Form 8-K dated May 10, 2006.
(8)	Incorporated by reference to exhibit of same number filed with Form 8-K dated August 29, 2006.
(9)	Incorporated by reference to exhibit of same number filed with Form 8-K dated March 2, 2007.
(10)	Incorporated by reference to Form 8-K filed with SEC on November 8, 2006.