Form 10-K/A
period 2006-12-31
PICO HOLDINGS INC /NEW
filed 2007-04-12
CIK 830122

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

On April 11, 2007, the registrant had 18,704,293 shares of common stock, $.001 par value, outstanding, excluding 3,219,243 shares of common stock which are held by the registrant’s subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART III

	Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE	2
	Item 11.	EXECUTIVE COMPENSATION	3
	Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS	6
	Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	6
	Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	7
PART IV
	Signatures		8

	Exhibits Index		9
	Exhibit 31.3
	Exhibit 31.4

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (the "Amended Report") amends the original Annual Report on Form 10-K of PICO Holdings, Inc. for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission, or the SEC, on March 12, 2007 (the "Original Report"), to add certain information required by the following items of Form 10-K:
Item	Description
ITEM 10.	Directors, Executive Officers and Corporate Governance
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
ITEM 14.	Principal Accounting Fees and Services

We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. The Amended Report does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
DIRECTORS

The Board is divided into three classes, with the terms of office of each class ending in successive years. Pursuant to Section 3.2 of the Company’s Bylaws, the total number of directors has been established as seven.

Directors with terms ending in 2007 (to be Nominated for terms ending in 2010):

Director Name	Business Experience	Age	Director Since

Carlos C. Campbell	President, C. C. Campbell & Co.; Director of Resource America, Inc. since 1990; Director of Herley Industries, Inc. since 2005. Mr. Campbell was a Director of HyperFeed Technologies, Inc., an 80% owned subsidiary of the Company; on November 29, 2006 HyperFeed Technologies, Inc. filed a petition for bankruptcy under Chapter 7 of the U. S. Bankruptcy Code with the U. S. Bankruptcy Court, District of Delaware.	69	1998
Kenneth J. Slepicka
Chief Executive Officer of Synthonics Inc., an early stage biotechnology company; held Risk Advisor and Portfolio Manager positions in the financial service industry; President and Treasurer of SBC Warburg Futures Inc. from 1994 to 1998; Executive of Fixed Income Trading for O’Connor & Associates from 1985 to 1994; former member of the Chicago Board of Trade, Chicago Mercantile Exchange, Chicago Board of Options exchange, and Pacific Options Exchange; served as a Governor of the Board of Trade Clearing Corporation; member of the FIA Steering Committee and the Federal Reserve FCM Working Group; and the Illinois Fatherhood Initiative. Mr. Slepicka was a Director of HyperFeed Technologies, Inc., an 80% owned subsidiary of the Company; on November 29, 2006 HyperFeed Technologies, Inc. filed a petition for bankruptcy under Chapter 7 of the U. S. Bankruptcy Code with the U. S. Bankruptcy Court, District of Delaware.

		51	2005

Directors with terms ending in 2009:
S. Walter Foulkrod, III, Esq.	Attorney; President and Chairman of Foulkrod, Reynolds & Havas, PC, from 1984 to 1994; sole owner of S. Walter Foulkrod, III & Associates, Attorneys at Law, Harrisburg, PA from 1994 through 2000; owner of one third of the issued and outstanding capital stock of Foulkrod Ellis Professional Corporation, Attorneys at Law, Harrisburg, PA from 2000 to 2006.	65	1996
Richard D. Ruppert, MD	Physician; President of Medical College of Ohio from 1978 to 1993; President of American Society of International Medicine from 1992 to 1993; Director of Physicians Insurance Company of Ohio since 1988.	76	1996

Directors with terms ending in 2008:
Director Name	Business Experience	Age	Director Since

John R. Hart
Director of Physicians Insurance Company of Ohio since 1993 and President and CEO since 1995; Director, President and CEO of Global Equity Corporation from 1995 to 1998 when it was combined with the Company; Director of Vidler Water Company, Inc. since 1995, Chairman since 1997, and CEO since 1998; Director, President and CEO of PICO Holdings, Inc. since 1996; Director and Chairman of Citation Insurance Company since 1996; Director, Chairman, and CEO of Nevada Land & Resource Company, LLC since 1997. Mr. Hart was a Director of HyperFeed Technologies, Inc., an 80%- owned subsidiary of the Company; on November 29, 2006 HyperFeed filed a petition for bankruptcy under Chapter 7 of the U. S. Bankruptcy Code with the U. S. Bankruptcy Court, District of Delaware.
		47	1996
Ronald Langley
Director of Physicians Insurance Company of Ohio since 1993 and Chairman since 1995; Director and Chairman of Global Equity Corporation from 1995 to 1998 when it was combined with the Company; Director of Vidler Water Company, Inc. since 1995; Chairman and Director of PICO Holdings, Inc. since 1996; Director of Citation Insurance Company since 1996; Director of Nevada Land & Resource Company, LLC since 1997; Director of Jungfraubahn Holding AG since 2000. Mr. Langley was a Director of HyperFeed Technologies, Inc., an 80%- owned subsidiary of the Company; on November 29, 2006 HyperFeed filed a petition for bankruptcy under Chapter 7 of the U. S. Bankruptcy Code with the U. S. Bankruptcy Court, District of Delaware.
		63	1996
John D. Weil	President, Clayton Management Company, an investment company since 1978; Director of Allied Health Products, Inc. since 1997 and Baldwin & Lyons, Inc. since 1997.	66	1996

Executive Officers

Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers” and is incorporated herein by reference.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

Based on a review of the copies of these reports received by the Company and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that all filing requirements have been complied with on a timely basis for the fiscal year ended December 31, 2006.

CORPORATE GOVERNANCE

Director Independence

The Board has determined that Carlos C. Campbell, S. Walter Foulkrod, III, Esq., Richard D. Ruppert, MD, Kenneth J. Slepicka, and John D. Weil are “independent directors” as defined by listing standards for the Nasdaq Global Market. Concurrently with each regularly scheduled meeting of the Board, the independent directors have executive session meetings at which only the independent directors are present.

Committees of the Board of Directors

The Board of Directors has three standing committees:  an Audit Committee, a Compensation Committee and a Nominating Committee.  The following table sets forth the three standing committees of the Board, the members of each committee during the last fiscal year and the number of meetings held by each committee.

Name of Director	Audit	Compensation	Nominating
Carlos C. Campbell	✓	✓	✓
S. Walter Foulkrod, III, Esq.	✓
John R. Hart			✓
Richard D. Ruppert, MD	Chair	✓
Ronald Langley			Chair
Kenneth J. Slepicka	✓	✓
John D. Weil		Chair
Number of Committee Meetings in 2006	6	2	1

The Audit Committee consists of Dr. Ruppert (Chairman) and Messrs. Campbell, Foulkrod, and Slepicka, none of whom has been or is an officer or employee of the Company. Each member of the Audit Committee in the judgment of the Board is independent as that term is defined in the listing standards for the Nasdaq Global Market. In 2006, this Committee met six times. The functions of the Audit Committee include reviewing the accounting principles and practices employed by the Company and its subsidiaries; meeting with the Company’s independent auditors to review their reports on their audits of the Company’s financial statements, their comments on the internal accounting controls of the Company and the action taken by management with regard to such comments; reviewing auditor independence; issuing an Audit Committee report to shareholders; and the appointment of the Company’s independent auditors. The Audit Committee has the authority, in its discretion, to order interim and unscheduled audits and to perform such other duties as may be assigned to it from time to time by the Board. A copy of the Committee’s Charter is posted on the Company’s website at www.picoholdings.com.

Audit Committee Financial Expert

Pursuant to Section 407 of the Sarbanes-Oxley Act of 2002, the Board of the Company has determined that Richard D. Ruppert, MD is qualified as an audit committee financial expert as defined in Regulation S-K, Item 407 of the Securities Exchange Act of 1934. Dr. Ruppert is independent as defined in Regulation S-K, Item 407, of the Securities Exchange Act of 1934.

Shareholder Nomination of Directors

Nominations other than those made by the directors of the Company must be in writing and be delivered or mailed to the Secretary of the Company not less than 60 days prior to the Annual Meeting. Such nominations must include the information regarding each nominee required by the Bylaws of the Company. Nominations not made according to these procedures will be disregarded. The Nominating Committee will consider candidates recommended by shareholders, when submitted in writing along with the candidate’s resume and any other relevant information. A copy of the Nominating Committee’s Charter is posted on the Company’s website at www.picoholdings.com.

Code of Ethics
The Company has adopted a Code of Ethics applicable to all directors, officers, and employees. A copy may be obtained without charge by writing to the Secretary of the Company, and it is posted on the Company’s web site at www.picoholdings.com.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Our compensation programs are designed to support our business goals and promote both short-term and long-term growth. This section of the proxy statement explains how our compensation programs are designed and operate in practice with respect to the Company’s Named Executive Officers. Our Named Executive Officers are the chief executive officer, chief financial officer, and the three most highly compensated executive officers in a particular year.

The Compensation Committee of the Board determines the compensation for our executive officers. Our executive officers have broad job responsibilities and policy making authority for the Company. The Committee reviews and determines all components of executive officers’ compensation including making individual compensation decisions and reviewing and revising executive officer compensation as appropriate.

Our Compensation Philosophy and Programs

Our compensation philosophy centers around the principle of aligning pay and performance. Total compensation varies with individual performance and the Company’s performance in achieving objectives. The PICO Holdings, Inc. 2005 Long-Term Incentive Plan is designed to ensure that executive compensation is aligned with the long-term interests of our shareholders. The Compensation Committee and our management team believe that compensation should help to recruit, retain and motivate the employees upon whom we will depend for current and future success. The following key design priorities that govern compensation decisions reflect our compensation philosophy:

•	pay for performance
•	recruitment, retention and motivation of the highest quality employees
•	alignment with the interests of our various constituencies including shareholders and employees
•	promoting excellent corporate governance

Each element of compensation reflects one or more of the above design priorities. Total compensation for the Named Executive Officers consists of the following components: (i) base salary, (ii) annual incentive awards, (iii) long-term incentives, (iv) retirement benefits, and (v) insurance and other benefits.

The Role of the Compensation Committee in Determining Executive Compensation

The Compensation Committee of the Company is a standing committee. The Committee is composed entirely of independent Directors, determined in accord with Nasdaq Global Market listing rules. John D. Weil is Chairman of the Committee, and the other Committee members are Carlos C. Campbell, Richard D. Ruppert, MD, and Kenneth J. Slepicka.

The Compensation Committee oversees and administers the Company’s executive compensation program. The role of the Committee is to oversee the Company’s compensation and benefit plans and policies, administer the PICO Holdings, Inc. 2005 Long-Term Incentive Plan (including reviewing and approving grants of awards under the 2005 Long-Term Incentive Plan), and to review and approve annually the compensation and incentive awards paid to the Company’s officers. The Committee is responsible for assuring that all of the executive compensation decisions of the Company are developed, implemented, and administered in a way that support the Company’s fundamental philosophy that a significant portion of executive compensation should be linked to Company performance.

The Compensation Committee recognizes the importance of maintaining sound principles for the development, maintenance, and administration of compensation and benefit programs, and has taken steps to enhance the Company’s ability to carry out its responsibilities. Examples of these steps include:

•
The Compensation Committee has periodically retained independent compensation experts, when deemed necessary by the Committee. The Committee has in the past retained William M. Mercer, Incorporated and The Bankers Bank as independent compensation experts.

These independent compensation experts do not advise the Company’s management, and do not receive any fees from the Company other than consulting fees for advice rendered to the Committee.

•
In March 2007 the Compensation Committee adopted a Charter, which was subsequently unanimously approved by the Board. A copy of the Compensation Committee’s Charter is posted on the Company’s website at www.picoholdings.com.

•	The Committee’s members are appointed annually by the Chairman, and the appointments are ratified by the full Board.

The Compensation Committee meets on a regularly scheduled basis and as required. It reviews and approves the executive compensation program, including base salary and incentive awards. It reviews and approves individual executive officer compensation packages based on recommendations of the Company’s Chief Executive Officer. As discussed below, the Committee, after consulting with The Bankers Bank in 2005, recommended that Ronald Langley, Chairman, and John R. Hart, President and Chief Executive Officer, be offered new employment agreements with the Company beginning January 1, 2006 for a period of five years. These Employment Agreements provide for the base salary, and a formula to determine an annual incentive award, for both Mr. Langley and Mr. Hart. No other Named Executive Officer of the Company has an employment agreement.

Goals of Compensation Program

The Compensation Committee attempts to align compensation of the Named Executive Officers with the value achieved by the Named Executive Officers (“NEOs”) for the Company’s shareholders. The Company’s compensation program for the NEOs consists of a combination of (i) base salary, (ii) annual incentive awards, and (iii) long-term incentives designed to attract, retain, and motivate executives who will maximize shareholder value. The Committee considers individual and Company performance, as well as compensation paid by comparable companies.

The NEOs also participate in other employee benefit programs at the same levels of benefits which are available to all of the Company’s employees, including health insurance, group life insurance, and the Company’s 401(k) Plan.

Elements of Compensation

•	Base Salary

As stated previously, the Compensation Committee, in consultation with The Bankers Bank, an independent compensation expert, developed new Employment Agreements for Ronald Langley, Chairman, and John R. Hart, President and Chief Executive Officer. Mr. Langley and Mr. Hart entered into these new Employment Agreements (together, the “Employment Agreements”) beginning January 1, 2006 for a period of five years, i.e., through and including December 31, 2010. The base salary for the initial year, i.e., 2006, of each Employment Agreement was $1,075,000, and is subject to annual adjustment in January of each subsequent year.

The $1,075,000 base salary in each Employment Agreement is subject to annual adjustment in January of each year in the same percentage applicable to the Company’s other staff members in an amount deemed adequate to provide for cost of living, subject to the Committee’s approval, based on several major compensation studies.

The base salary for the other three NEOs - Richard H. Sharpe, Chief Operating Officer, Maxim C. W. Webb, Chief Financial Officer and Treasurer, and W. Raymond Webb, Vice President, Investments, is recommended to the Committee on an annual basis by the Company’s Chief Executive Officer. None of Mr. Sharpe, Mr. Maxim C. W. Webb, or Mr. Raymond Webb has an Employment Agreement. The Chief Executive Officer’s recommendation is based on base salaries for comparable companies paid for positions of similar scope and responsibilities.

•	Annual Incentive (Bonus) Awards

As recommended by the Compensation Committee’s independent compensation consultant, The Bankers Bank, in 2005, the Employment Agreements of Mr. Langley and Mr. Hart each contain an identical incentive award, or bonus, provision. The incentive award is based on the growth of book value per share each fiscal year. An incentive award is earned by Mr. Langley and Mr. Hart when a pre-determined threshold is surpassed. Each Employment Agreement establishes this threshold as 80% of the S&P 500’s annualized total return for the previous five calendar years. If the growth in book value per share of the Company in a fiscal year exceeds this threshold, the incentive award under each Employment Agreement is equal to 5% of the increase in book value per share multiplied by the number of shares outstanding at the beginning of the fiscal year.

For the incentive award based on 2006 performance, which was paid in March 2007, the threshold, i.e., 80% of the S&P’s annualized total return for the five previous calendar years, including 2006, was 4.95%. Since the Company’s book value per share increased by 14% in 2006 prior to the accrual of bonus incentive compensation, a bonus of $2,115,635 each was paid in March 2007 for 2006 to Mr. Langley and Mr. Hart.

As previously stated, the three other NEOs - Richard H. Sharpe, Chief Operating Officer, Maxim C. W. Webb, Chief Financial Officer and Treasurer, and W. Raymond Webb, Vice President, Investments do not have employment agreements. However, each year that an incentive award is earned under the Employment Agreements of Mr. Langley and Mr. Hart, the Company’s Chief Executive Officer recommends to the Committee that a discretionary incentive award be paid to Mr. Sharpe, Mr. Maxim C. W. Webb, and Mr. Raymond Webb.

The Chief Executive Officer’s recommendation for past years has been that Mr. Sharpe, Mr. Maxim C. W. Webb, and Mr. Raymond Webb each receive an incentive award based on the incentive formula in the Employment Agreements described above and in the same ratio of salary to bonus as paid to Mr. Langley and Mr. Hart. The Chief Executive Officer’s recommendations for incentive awards to Mr. Sharpe, Mr. Maxim C. W. Webb, and Mr. Raymond Webb are discretionary with the Chief Executive Officer and are subject to approval by the Committee.

•	Long-Term Incentives

As recommended by the Committee, the Company utilized cash-settled stock appreciation rights beginning with the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program (the “Program”) as approved by the Company’s shareholders on July 17, 2003 to incentives directors, officers, consultants, and certain employees. The primary purpose of these stock appreciation rights was to encourage the holders of stock appreciation rights to increase shareholders’ equity by providing a mechanism whereby the holders could participate in increased shareholders equity.

The Bankers Bank recommended to the Compensation Committee amending the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program and instituting the PICO Holdings, Inc. 2005 Long-Term Incentive Plan. The PICO Holdings, Inc. 2003 Stock Appreciation Rights Program was amended on September 21, 2005 by the Compensation Committee. Pursuant to the Compensation Committee’s action on September 21, 2005, all outstanding cash-settled stock appreciation rights were monetized to stop future appreciation; as a result, there are no outstanding cash-settled stock appreciation rights under the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program. Prior to the Committee’s September 21, 2005 action to amend the PICO Holdings, Inc. 2003 Stock Appreciation Rights Program, all the cash-settled stock appreciation rights granted in the Program were fully vested.

The PICO Holdings, Inc. 2005 Long-Term Incentive Plan (“Plan”) was recommended by the Compensation Committee after consulting with The Bankers Bank. It was approved by the Company’s shareholders on December 8, 2005. The Plan permits awards to be made by the Compensation Committee to participants in various forms including freestanding stock-settled stock appreciation rights, stock options, restricted stock, performance awards, deferred compensation awards, and other stock-based awards. On December 12, 2005, the Compensation Committee awarded grants of freestanding stock-settled stock appreciation rights to the NEOs, the nonemployee directors, and various other employees (see Outstanding Equity Awards at Fiscal Year End). The Compensation Committee believes that the Plan will closely align the interests of management with shareholders by incentivizing management to increase shareholders’ equity and book value per share.

The purpose of the Plan is to advance the interests of the Company and its shareholders by providing a variety of incentives for employees, officers (including the NEOs), consultants, and nonemployee directors to increase shareholders’ equity and provide a mechanism whereby the participants in the Plan will be able to participate in an increase in share price. The Plan seeks to achieve this by providing for grants of awards in various forms including stock options, freestanding stock-settled stock appreciation rights, restricted stock, performance shares, performance units, restricted stock units, deferred compensation awards, and other forms of stock-based awards, although it is not anticipated that all these forms of awards will be granted simultaneously.

The Committee awarded Mr. Langley and Mr. Hart the same number of freestanding stock-settled stock appreciation rights under the 2005 Plan as they had cash-settled stock appreciation rights under the 2003 Program, i.e., 838,356 each. The Committee, as recommended by the Company’s Chief Executive Officer, increased the number of freestanding stock-settled stock appreciation rights awarded under the 2005 Plan to the other NEOs compared to the number of cash-settled stock appreciation rights under the 2003 Program.

•	Retirement Plans

The Company maintains the PICO Holdings, Inc. 401(k) Employees Retirement Plan and Trust, which complies with the provisions of the Employment Retirement Income Security Act. The NEOs have the opportunity to participate in this 401(k) Plan on the same basis as all other employees.

•	Insurance and Other Benefits

The Company maintains health insurance, life insurance, dental insurance, vision insurance, and disability insurance for all employees, including the NEOs, on a nondiscriminatory basis. The Company also provides paid parking for employees in its La Jolla, California office.

The Compensation Committee has considered the provisions of Section 162(m) of the Internal Revenue Code and related income tax regulations which restrict the deduction for certain compensation paid to the Company’s Chief Executive Officer and each of the four most highly compensated officers holding office at the end of any year. In view of the Company’s compensation structure, the Committee believes that any amount of salary and bonus paid in excess of $1,000,000 to any one individual will not qualify for a corporate tax deduction for the amount over $1,000,000. The Compensation Committee will continue to monitor the Company's compensation structure in light of the provisions of Section 162(m).

The Compensation Committee has never established guidelines or requirements for ownership of the Company’s stock. Therefore there is no policy relative to lodging the economic risk of such stock ownership.

The Compensation Committee has never engaged in benchmarking either total compensation or any material element of compensation.

The Compensation Committee meets as appropriate to discuss compensation, incentive awards, and grants under the PICO Holdings, Inc. 2005 Long-Term Incentive Plan. The Company’s Secretary, who is not an NEO, usually attends for the purpose of documenting the meeting. Once the Compensation Committee makes a decision, e.g., to institute a long-term incentive plan, the Company’s NEOs will become involved and will work with outside legal and tax experts to design a plan, subject to the Compensation Committee’s approval.

The Company has a severance policy applicable to all officers in which each officer who is terminated for other than cause will receive a severance payment equal to two weeks of salary for each full year of employment. However, this severance payment is not applicable to Mr. Langley and Mr. Hart; pursuant to the terms of their January 1, 2006 Employment Agreements, the termination payment provisions in each Employment Agreement are in lieu of the Company’s standard severance payment.

All the Company’s NEOs have the opportunity to defer compensation into deferred compensation plans established by the Company; see Nonqualified Deferred Compensation Table.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis above with management. Based on that review and discussion, the Compensation Committee has recommended to the Board, and the Board has approved, that this Report be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Compensation Committee:

John D. Weil, Chairman
Carlos C. Campbell
Richard D. Ruppert, MD
Kenneth J. Slepicka

SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS (4)(2)	STOCK AWARDS($)	OPTION AWARDS($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(2)	CHANGE IN PENSION VALUE AND NON-QUALIFIED DEFERRED COMPENSATION EARNINGS ($)(2)	ALL OTHER COMPENSATION ($)	TOTAL COMPENSATION($)

Ronald Langley(8)(9)	2006	$1,075,000	$2,115,635	$0	0	$2,115,635	N/A	$29,000(4)	$3,219,635
Chairman	2005	$932,988	$3,013,326	$11,024,381(3)	0	$3,013,326		$15,643,670(5)	$30,614,365
	2004	$908,460	$619,094	$0	0	$619,094		$29,250(6)	$1,556,804

John R. Hart(7)(8)	2006	$1,075,000	$2,115,635	$0	0	$2,115,635	N/A	$29,000(4)	$3,219,635
President & CEO	2005	$932,988	$3,013,326	$11,024,381(3)	0	$3,013,326		$17,872,467(5)	$32,843,162
	2004	$908,460	$619,094	$0	0	$619,094		$29,250(6)	$1,556,804

Richard H. Sharpe(10)	2006	$311,504	$613,052	$0	0	$613,052	N/A	$29,000(4)	$953,556
COO	2005	$295,265	$953,635	$2,504,740(3)	0	$953,635		$2,583,321(5)	$6,336,961
	2004	$283,909	$193,477	$0	0	$193,477		$26,603(6)	$503,989

Maxim C. W. Webb(11)	2006	$255,000	$501,848	$0	0	$501,848	N/A	$29,000(4)	$785,848
CFO & Treasurer	2005	$204,599	$660,805	$2,153,956(3)	0	$660,805		$1,342,525(5)	$4,361,885
	2004	$196,730	$134,066	$0	0	$134,066		$25,984(6)	$356,744

W. Raymond Webb(12)	2006	$200,000	$393,607	$0	0	$393,607	N/A	$26,363(4)	$619,970
VP, Investments	2005	$160,680	$518,958	$789,000(3)	0	$518,958		$604,591(5)	$2,273,229
	2004	$154,500	$52,644	$0	0	$52,644		$20,378(6)	$227,522

(1)	The Company does not maintain a defined benefit plan or an actuarial pension plan. The Company does not provide above market or preferential earnings on nonqualified deferred compensation.

(2)	This refers to the incentive awards paid to the NEOs; please see the Compensation Discussion and Analysis in the Executive Compensation Report.

(3)
This refers to awards granted by the Compensation Committee on December 12, 2005 under the PICO Holdings, Inc. 2005 Long-Term Incentive Plan (“Incentive Plan”). The Incentive Plan was approved by the Company’s shareholders on December 8, 2005. On December 12, 2005, the Compensation Committee granted the following number of freestanding stock-settled stock appreciation rights to the NEOs: Ronald Langley, 838,356; John R. Hart, 838,356; Richard H. Sharpe, 190,454; Maxim C. W. Webb, 163,799; and W. Raymond Webb, 60,000. The exercise price was established by the Compensation Committee as $33.76 for each freestanding stock-settled stock appreciation right, which was the closing price for the Company’s stock on the Nasdaq Global Market on December 12, 2005. Each freestanding stock-settled stock appreciation right was fully vested on December 12, 2005 and each expires on December 12, 2015. The dollar values shown in the Stock Awards column represent the full FAS 123R grant date fair value of the freestanding stock-settled stock appreciation rights awarded to the NEOs by the Compensation Committee on December 12, 2005. The number of shares to be issued to a NEO who exercises freestanding stock-settled stock appreciation rights will be based on the net exercise value (i.e., the market value price per share of the Company’s stock on the date of exercise, minus the exercise price of $33.76) times the number of freestanding stock-settled stock appreciation rights exercised, minus applicable taxes.

(4)
This represents contributions made by the Company for the NEOs to the PICO Holdings, Inc. 401(k) Employees Retirement Plan and Trust. None of the life insurance premiums paid by the Company for any one NEO exceeded $10,000 in 2006, 2005, or 2004 and the Company’s health insurance plans do not discriminate in favor of the NEOs and are available to all employees.

(5)
This represents amounts attributable to cash-settled stock appreciation rights granted to the NEOs on July 17, 2003, pursuant to shareholder of the PICO Holdings, Inc. 2003 Stock Appreciation-Rights Program (the “Program”). On September 21, 2005, the Compensation Committee decided that amending the Program was in the best interest of the Company and its shareholders. Under the terms of the September 21, 2005 amendment to the Program, each holder of cash-settled stock appreciation rights, including the NEOs monetized the difference between his or her exercise prices for the cash-settled stock appreciation rights and the September 21, 2005 closing price of $33.23 for the Company’s stock on the Nasdaq Global Market. Prior to the Compensation Committee’s September 21, 2005 action to amend the Program, all cash-settled stock appreciation rights were fully vested. After September 21, 2005, no cash-settled stock appreciation rights were outstanding or available for grant under the Program. Based on the September 21, 2005 closing price on the Nasdaq Global Market for the Company’s common stock, the NEOs realized the following values when the cash-settled stock appreciation rights in the Program were monetized on September 21, 2005: Ronald Langley, $15,625,170; John R. Hart, $17,851,842; Richard H. Sharpe, $2,559,120; Maxim C. W. Webb, $1,315,491; and W. Raymond Webb, $583,360. Of these amounts the NEOs elected to defer the following amounts: Ronald Langley, $15,625,170; John R. Hart, $17,851,842; Richard H. Sharpe, $2,047,296; Maxim C. W. Webb, 1,315,491; W. Raymond Webb, $583,360. Also included are amounts contributed by the Company for the NEOs to the PICO Holdings, Inc. 401(k) Employees Retirement Plan and Trust in the following amounts: Ronald Langley, $18,500; John R. Hart, $20,625; Richard H. Sharpe, $24,201; Maxim C. W. Webb, $27,034; W. Raymond Webb, $21,231.

(6)	This represents contributions made by the Company for the NEOs to the PICO Holdings, Inc. 401(k) Employees Retirement Plan and Trust.

(7)	Mr. Hart became President and CEO of the Company on November 20, 1996. He became President and CEO of Physicians Insurance Company of Ohio on July 15, 1995.

(8)
On January 1, 2006, Mr. Langley and Mr. Hart each signed employment agreements with the Company. Each Employment Agreement provides for annual compensation of $1,075,000, subject to annual adjustment in January of each year in the same percentage applicable to the Company’s other staff members in an amount deemed adequate to provide for cost of living, subject to the Compensation Committee’s approval, based on several major compensation studies; see Executive Compensation Report.

(9)	Mr. Langley became Chairman of the Board of Physicians Insurance Company of Ohio on July 15, 1995. He became Chairman of the Board of the Company on November 20, 1996.

(10)	Mr. Sharpe became Chief Operating Officer of Physicians Insurance Company of Ohio on June 3, 1994. He became Chief Operating Officer of the Company on November 20, 1996.

(11)	Mr. Maxim C. W. Webb became Chief Financial Officer and Treasurer on May 14, 2001. Prior to that he was Vice President, Investments of the Company.

(12)	Mr. W. Raymond Webb became Vice President, Investments of the Company on April 18, 2003. Prior to that he was Chief Investment Analyst.

Grants of Plan-Based Awards

No grants of awards were made by the Company in 2006 pursuant to the PICO Holdings, Inc. 2005 Long-Term Incentive Plan.

Option Exercises and Stock Vested During Last Fiscal Year

No freestanding stock-settled stock appreciation rights, granted to the NEOs on December 12, 2005 pursuant to the PICO Holdings, Inc. 2005 Long-Term Incentive Plan, were exercised in 2006. All freestanding stock-settled stock appreciation rights granted to the NEOs on December 12, 2005 were fully vested on December 12, 2005.

Pension Benefits

The Company does not maintain a defined benefit plan or an actuarial pension plan, and has not done so in 2004, 2005, or 2006.

Employment Agreements

The Employment Agreements provide that if the employee is terminated for any reason other than cause, death, or disability prior to January 1, 2008, the employee shall be paid a lump sum equal to $3,225,000 minus applicable tax withholding. If the employee is terminated for any reason other than cause, death, or disability on or after January 1, 2008, and prior to December 31, 2010, the employee shall be paid a lump sum equal to $3,225,000 minus applicable tax withholding, and minus the amount previously paid to the employee as base salary from January 1, 2008 to the date of termination. In addition to the amount set forth above, the employee shall receive the pro rata portion of the annual incentive award that would have been payable to employee under the Employment Agreement for the year in which termination occurs.

If the employee terminates employment as a result of death or permanent and total disability before January 1, 2008, the employee or his designated heir shall be paid a lump sum in amount equal to $3,225,000 minus applicable tax withholding. If the employee terminates employment as a result of death or permanent and total disability on or after January 1, 2008 and prior to December 31, 2010, the employee or his designated heir shall be paid a lump sum equal to $3,225,000 minus applicable tax withholding and minus the amount previously paid to the employee as base salary under the Employment Agreement from January 1, 2008 to the date of termination of employment. In addition to the amount set forth above, the employee shall receive the pro rata portion of the annual incentive award that would have been payable to employee under the Employment Agreement for the year in which termination occurs.

If the employee terminates employment for any reason prior to December 31, 2010, the employee will receive a lump sum payment (less applicable tax withholding) of $500,000 if the employee terminates employment during calendar year 2006. The lump sum amount payable to the employee will decrease by $100,000 each calendar year after 2006.

These Employment Agreements do not include change in control clauses.

Partial Payments upon Termination or Change in Control

Except for the Employment Agreements with Messrs. Langley and Hart, all of our NEO's are employed at will and do not have employment agreements.  The Employment Agreements do not include change of control clauses.

NON QUALIFIED DEFERRED COMPENSATION
NAME	EXECUTIVE CONTRIBUTIONS IN 2006($)(1)(2)	COMPANY CONTRIBUTIONS IN 2006($)(3)	AGGREGATE EARNINGS IN 2006($)(2)(4)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS ($)(5)	AGGREGATE BALANCE ON DECEMBER 31, 2006($)(6)

Ronald Langley	-0-	-0-	$1,002,292	-0-	$16,756,810
John R. Hart	$1,615,635	-0-	$1,408,234	-0-	$26,762,617
Richard H. Sharpe	$613,052	-0-	$177,897	-0-	$3,094,086
Maxim C.W. Webb	$501,848	-0-	$87,990	-0-	$2,076,147
W. Raymond Webb	$413,607	-0-	$94,944	-0-	$2,017,891

(1)
The Company permits the NEO's to defer salary, bonus, and other cash compensation, pursuant to federal rules. In 2006 Ronald Langley chose not to defer any compensation including the March 2007 bonus paid based on 2006 performance; John R. Hart chose to receive $500,000 in cash immediately and to defer the remainder of the March 2007 bonus paid based on 2006 performance; Richard H. Sharpe chose to defer all of the March 2007 bonus paid based on 2006 performance; Maxim C. W. Webb chose to defer all of the March 2007 bonus paid based on 2006 performance; and W. Raymond Webb chose to defer 10% of his 2006 salary and all of the March 2007 bonus paid based on 2006 performance.

(2)
Amounts deferred by the NEO's attributable to 2006 compensation, i.e., 2006 salary and bonuses payable in March 2007 based on 2006 performance, as reported in the Executive Contributions in 2006 column, are reported as compensation in the Summary Compensation Table for 2006. Amounts reported in the Aggregate Earnings in 2006 represent earnings on assets subject to the Company's deferred compensation plan.  Because such earnings are earned at rates that are not above market, these amounts are not reported as compensation for 2006 in the Summary Compensation Table. Amounts reported in the Aggregate Balance on December 31, 2006 column consist of deferred compensation which has been reported as compensation in prior years. The earnings on deferred compensation have not been reported as compensation in 2006, 2005, or 2004.

(3)	The only contributions to deferred compensation for the NEOs are from their voluntary deferrals of salary, bonus, and other cash compensation. The Company does not make additional contributions.

           (4)The Company does not have above-market or preferential earnings on its nonqualified deferred compensation.

(5)
Each NEO who chooses to defer compensation has the option, pursuant to federal rules, to receive a lump sum payment on a date certain or on separation from service, or to receive up to ten substantially equal payments beginning on a certain date.

(6)	This includes bonuses paid in March 2007 based on the Company’s performance in 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END The following table provides information on the outstanding equity awards as of December 31, 2006 for our Named Executive Officers.
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS-NUMBER EXERCISABLE (1)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS NUMBER UNEXERCISABLE (2)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (2)	OPTION EXERCISE PRICE (3)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (2)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (2)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (2)	EQUITY INCENTIVE PLAN AWARDS MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (2)
Ronald Langley	838,356			$33.76	December 12, 2015
John R. Hart	838,356			$33.76	December 12, 2015
Richard H. Sharpe	190,454			$33.76	December 12, 2015
Maxim C. W. Webb	163,799			$33.76	December 12, 2015
W. Raymond Webb	60,000			$33.76	December 12, 2015

(1)
This applies to freestanding stock-settled stock appreciation rights granted pursuant to the PICO Holdings, Inc. 2005 Long-Term Incentive Plan (“Incentive Plan”). The Incentive Plan was approved by the Company’s shareholders on December 8, 2005. On December 12, 2005, the Compensation Committee granted freestanding stock-settled stock appreciation rights to various employees, nonemployee directors, and the NEOs. A total of 2,090,965 freestanding stock-settled stock appreciation rights were granted to the NEOs on December 12, 2005. The Incentive Plan provides that the number of shares issued, upon exercise of freestanding stock-settled stock appreciation rights, will be based on the net exercise value (i.e., the market value price per share on the date of exercise, minus the exercise price of $33.76) times the number of freestanding stock-settled stock appreciation rights exercised, minus applicable taxes.

(2)	All of the freestanding stock-settled stock appreciation rights granted on December 12, 2005 in the Incentive Plan were fully vested on December 12, 2005.

(3)
The exercise price for each of the freestanding stock-settled stock appreciation rights granted on December 12, 2005 is $33.76, the closing price of the Company’s stock on the Nasdaq Global Market on December 12, 2005, the date the freestanding stock-settled stock appreciation rights were awarded by the Compensation Committee.

DIRECTORS’ COMPENSATION

At its March 14, 2005 meeting, the Board increased Board and Committee compensation as follows, retroactive to January 1, 2005. Directors who are not officers or employees of the Company or its subsidiaries receive an annual retainer of $35,000. The Chairman of the Audit Committee receives an additional annual retainer of $10,000, and the other members of the Audit Committee each receive an additional annual retainer of $5,000. Each director who is not an officer or employee of the Company or its subsidiaries also receives a $2,000 fee for each Board and Committee meeting attended in person or by telephone. There is a limit of $4,000 per day in Board and Committee fees to any one director. Any nonemployee director attending an educational activity or seminar on behalf of the Company receives a fee of $1,000 per day plus expenses.

The following table sets forth information concerning the compensation earned during the last fiscal year by each individual who served as a director at any time during 2006:

DIRECTOR COMPENSATION TABLE FOR 2006
NAME	FEES EARNED OR PAID IN CASH ($)(1)	STOCK AWARDS ($)(2)	OPTION AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	CHANGES IN PENSION VALUE AND NON-QUALIFIED DEFEERRED COMPENSATION EARNINGS(3)(4)	ALL OTHER COMPENSATION ($)(5)	TOTAL ($)
Carlos C. Campbell	$71,000	-0-	-0-	-0-	-0-	-0-	$71,000

S. Walter Foulkrod, III, Esq.	$64,000	-0-	-0-	-0-	-0-	-0-	$64,000

Richard D. Ruppert, MD	$77,000	-0-	-0-	-0-	-0-	-0-	$77,000

Kenneth J. Slepicka	$51,000	-0-	-0-	-0-	-0-	-0-	$51,000

John D. Weil	$53,000	-0-	-0-	-0-	-0-	-0-	$53,000

(1)
At its March 14, 2005 meeting, the Board approved the recommendation of the Compensation Committee and increased Board and Committee compensation as follows, retroactive to January 1, 2005. Directors who are not officers or employees of the Company or its subsidiaries receive an annual retainer of $35,000. The Chairman of the Audit Committee receives an additional annual retainer of $10,000 and the other members of the Audit Committee each receive an additional annual retainer of $5,000. Each director who is not an officer or employee of the Company or its subsidiaries also receives a $2,000 fee or each Board and Committee meeting attended in person or by telephone. There is a limit of $4,000 per day in Board and Committee fees to any one director. Any nonemployee director attending an educational activity or seminar on behalf of the Company receives a fee of $1,000 per day plus expenses.

(2)
On December 8, 2005 the Company’s shareholders approved the PICO Holdings, Inc. 2005 Long-Term Incentive Plan. On December 12, 2005, the Compensation Committee awarded grants under the PICO Holdings, Inc. in the form of freestanding stock-settled stock appreciation rights to various officers, employees, and nonemployee directors. This included grants of 5,000 freestanding stock-settled stock appreciation rights each to the following nonemployee directors: Carlos C. Campbell, S. Walter Foulkrod, III, Esq., Richard D. Ruppert, MD, Kenneth J. Slepicka, and John D. Weil. The exercise price for each freestanding stock-settled stock appreciation right granted to the nonemployee director is $33.76 each, which was the closing price of the Company’s stock on December 12, 2005. All freestanding stock-settled stock appreciation rights granted on December 12, 2005 were fully vested on that date, and each expires on December 12, 2015. The number of shares to be issued to a nonemployee director who exercises freestanding stock-settled stock appreciation rights will be based on the net exercise value (i.e., the market value price per share of the Company’s stock on the date of exercise, minus the exercise price of $33.76) times the number of freestanding stock-settled stock appreciation rights exercised, minus applicable taxes. No awards were granted in 2006 pursuant to the PICO Holdings, Inc. 2005 Long-Term Incentive Plan.

(3)	The Company’s deferred compensation plans do not provide for above-market or preferential earnings.
(4)	The Company does not have an actuarial pension plan or a defined benefit pension plan.
(5)	The Company’s nonemployee directors do not participate in the Company’s 401(k) Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

Messrs. Weil, Campbell, and Slepicka and Dr. Ruppert, serve as members of the Compensation Committee. None of these individuals is, or has been, an employee or officer of the Company. Each is independent as defined by Nasdaq Global Market listing standards.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 11, 2007, with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of Common Stock, (ii) each director and director nominee, (iii) each NEO, i.e., the Company’s principal executive officer (Mr. John R. Hart), the Company’s principal financial officer (Mr. Maxim C. W. Webb), and the Company’s three most highly compensated executive officers other than the principal executive officer and the principal financial officer, and (iv) all executive officers and directors as a group. Except as otherwise indicated, each person has sole investment and voting power, subject to community property laws. Unless otherwise indicated, the business address for each person is 875 Prospect Street, Suite 301, La Jolla, CA 92037.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership(1)(12)(13)	Percentage Ownership of Shares
Ronald Langley(2)	2,517,829	13.46%
John R. Hart(3)	2,518,906	13.46%
Carlos C. Campbell(4)	1,000	*
S. Walter Foulkrod, III, Esq.	2,903	*
Richard D. Ruppert, MD(5)	6,298	*
Kenneth J. Slepicka	-0-	*
John D. Weil(6)	3,395,016	18.15%
Richard H. Sharpe(7)	8,504	*
Maxim C. W. Webb(8)	1,672	*
W. Raymond Webb	20	*
PICO Equity Investors, L.P.(9)	2,500,000	13.36%
Dimensional Fund Advisors Inc.(10) 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401	1,331,610	7.11%
Artisan Partners Limited Partnership, Artisan Investment Corporation, Andrew A. Ziegler, and Carlene Murphy Ziegler (11) 1000 N. Water Street, Suite 1770, Milwaukee, WI 53202	1,136,531	6.07%
FMR Corp., 82 Devonshire Street, Boston, MA 02109	2,805,000	14.99%
Executive Officers and Directors as a Group (12 persons)	3,457,830	18.48%

*Less than one percent (1%)

   (1)     Sole voting and investment power unless otherwise indicated.

   (2)     17,789 of these shares are held in the Company’s 401(k) Plan. Mr. Langley owns a membership interest in PICO Equity Investors Management, LLC, which has voting control of 2,500,000 shares of the Company.

   (3)     18,906 of these shares are held in the Company’s 401(k) Plan. Mr. Hart owns a membership interest in PICO Equity Investors Management, LLC, which has voting control of 2,500,000 shares of the Company. The number of shares shown above does not include 19,940 shares of the Company held in a deferred compensation plan Rabbi Trust for Mr. Hart.

   (4)    The number of shares shown above does not include 2,644 shares held in a deferred compensation plan Rabbi Trust for Mr. Campbell.

(5)	Dr. Ruppert shares voting and investment power with his wife. The number of shares shown above does not include 1,670 shares held in a deferred compensation plan Rabbi Trust for Dr. Ruppert.

(6)
Of these shares 894, 999 are owned by a partnership which Mr. Weil controls. Mr. Weil owns a membership interest in PICO Equity Investors Management, LLC, which has voting control of 2,500,000 shares of the Company. The number of shares shown above does not include 8,084 shares of the Company held in a deferred compensation plan Rabbi Trust for Mr. Weil.

   (7)     The number of shares shown includes 3,586 shares held in the Company’s 401(k) Plan.

(8)	The number of shares shown includes 1,291 shares held in the Company’s 401(k) Plan.

(9)
Pursuant to a rights offering conducted by the Company in March 2000, an investment partnership named PICO Equity Investors, L.P. acquired on March 28, 2000, 3,333,333 newly issued shares which were not subscribed for in the rights offering. PICO Equity Investors, L.P. is managed by PICO Equity Investors Management, LLC. PICO Equity Investors Management, LLC is owned by Mr. Langley, Mr. Hart and Mr. Weil. PICO Equity Investors Management, LLC will exercise all voting and investment decisions with respect to the Company’s shares owned by PICO Equity Investors, L.P. for up to ten years. The interest of PICO Investors Management, LLC in any profits and losses earned on this investment will be proportional to the capital contributions made to PICO Equity Investors, L.P. by the partners, i.e., 1,000/50,001,000. There are no other fees or other management compensation of any kind payable to Mr. Langley, Mr. Hart, and Mr. Weil. Effective May 23, 2006, the limited partner and the general partner of PICO Equity Investors, L.P. made a capital withdrawal totaling 833,333 shares of the Company.

   (10)   The Company received a Form 13-G filing from Dimensional Fund Advisors Inc. in 2007 for calendar year 2006.

(11)	The Company received a Form 13-G filing from Artisan Partners Limited Partnership, Artisan Investment Corporation, Andrew A. Ziegler, and Carlene Murphy Ziegler in 2007 for calendar year 2006.

(12)	No shares are pledged as security by any director, nominee for director, or NEO.

(13)	The Company does not have a requirement for directors’ qualifying shares.

Equity Compensation Plan Information

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercised Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)(C)
Equity Compensation Plans approved by security holders(1)	2,185,965	$33.76	468,035
Equity Compensation Plans not approved by security holders(2)	-0-	-0-	-0-

(1)
This refers to freestanding, stock-settled stock appreciation rights granted to employees and directors on December 12, 2005 by the Compensation Committee, pursuant to approval on December 8, 2005 by the Company’s shareholders of the PICO Holdings, Inc. 2005 Long-Term Incentive Plan. Each freestanding stock-settled stock appreciation right was fully vested on December 12, 2005 and each expires on December 12, 2015. The exercise price for each free standing stock-settled stock appreciation right granted on December 12, 2005 was $33.76, the closing price for the Company’s common stock on the Nasdaq Global Market on December 12, 2005. The number of shares to be issued to a grantee who exercises freestanding stock-settled stock appreciation rights will be based on the net exercise value (i.e., the market value price per share of the Company’s stock on the date of exercise, minus the exercise price of $33.76) times the number of freestanding stock-settled stock appreciation rights exercised, minus applicable taxes.

(2)	The Company has no equity compensation plans which have not been approved by the Company’s shareholders

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PERSONS TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Persons Transactions

Pursuant to a rights offering conducted by the Company in March 2000, an investment partnership named PICO Equity Investors, L.P. acquired on March 28, 2000, 3,333,333 newly issued shares which were not subscribed for in the rights offering. PICO Equity Investors, L.P. is managed by PICO Equity Investors Management, LLC. PICO Equity Investors Management, LLC is owned by Mr. Langley, Mr. Hart and Mr. Weil. PICO Equity Investors Management, LLC will exercise all voting and investment decisions with respect to the Company’s shares owned by PICO Equity Investors, L.P. until December 8, 2009. The interest of PICO Investors Management, LLC in any profits and losses earned on this investment will be proportional to the capital contributions made to PICO Equity Investors, L.P. by the partners, i.e., 1,000/50,001,000. There are no other fees or other management compensation of any kind payable to Mr. Langley, Mr. Hart and Mr. Weil. Effective May 23, 2006, the limited partner and the general partner of PICO Equity Investors, L.P. made a capital withdrawal totaling 833,333 shares of the Company.

Procedures for Approval of Relation Persons Transactions

To ensure the broadest possible compliance with the Nasdaq Global Market listing standards and Regulation S-K, Item 404, the Audit Committee has adopted a policy pursuant to which it will review for approval all transactions or proposed transactions (1) in which the Company or a subsidiary of the Company is a participant, (2) in which the value of the transaction or proposed transactions exceeds $1,000, and (3) any director or nominee for director of the Company or subsidiary of the Company, any officer of the Company or a subsidiary of the Company, any 5% shareholder of the Company or a subsidiary of the Company and any consultant, director or employee of the Company or a subsidiary of the Company will have an interest which need not be material. After reviewing a particular transaction or proposed transaction, management and the Audit Committee will determine if disclosure in the Company’s filings is necessary and appropriate under Item 404.

Director Independence

The Board has determined that Carlos C. Campbell, S. Walter Foulkrod, III, Esq., Richard D. Ruppert, MD, Kenneth J. Slepicka, and John D. Weil are “independent directors” as defined by listing standards for the Nasdaq Global Market. The independent directors have regularly scheduled executive session meetings at which only the independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed to the Company and its subsidiaries for the fiscal years ended December 31, 2005 and December 31, 2006 by the Company’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates were as follows.

	2005	2006

Audit Fees (a)	$1,089,323	$924,780
Tax Fees (b)	$776,343	$380,135
Audit-Related Fees (c)	$31,850	$26,723
All Other Fees	-0-	-0-

(a)	Fees for 2006 audit services consisted of:
•	Audit of the Company’s annual financial statements
•	Reviews of the Company’s quarterly financial statements
•	Statutory and regulatory audits and consents
•	Audit of internal control over financial reporting, as required by the Sarbanes-Oxley Act of 2002, Section 404
Fees for 2005 audit services consisted of:
•	Audit of the Company’s annual financial statements
•	Reviews of the Company’s quarterly financial statements
•	Statutory and regulatory audits, consents and other services related to Securities and Exchange Commission matters
•	Audit of internal control over financial reporting, as required by the Sarbanes-Oxley Act of 2002, Section 404

(b)	Fees for tax services billed in 2005 and 2006 consisted of tax compliance and tax planning and advice:
•
Fees for tax compliance services totaled $210,200 in 2005 and $279,020 in 2006, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

i.  Federal, state and local income tax return assistance
ii.  Assistance with tax return filings in certain foreign jurisdictions
iii.  Assistance with tax audits and appeals

•
Fees for tax planning and advice services totaled $566,143 in 2005 and $101,115 in 2006, respectively. Tax planning and advice are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result. Such services consisted of :

i.	Tax advice related to structuring certain proposed mergers, acquisitions and disposals
ii.  Tax advice related to the alteration of employee benefit plans
iii.  Tax advice related to an intra-group restructuring

(c)	This represents audit-related fees for the PICO Holdings, Inc. Employees 401(k) Retirement Plan and Trust.

In considering the nature of services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Independent Auditor

Deloitte & Touche LLP was the Company’s independent auditing firm (Independent Registered Public Accounting Firm) for fiscal year 2006. Representatives of Deloitte & Touche LLP are expected to be present at the meeting, will have the opportunity to make any statements they desire, and will be available to respond to appropriate questions from shareholders.

The Audit Committee has not selected or appointed an independent auditing firm for the fiscal year ending December 31, 2007. The Audit Committee anticipates making this selection and appointment in the second quarter.

Pre-Approval Policy

Pursuant to Sections 201 and 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee has recommended and the Board has approved pre-approval guidelines for all audit and non-audit services to be provided by the Company’s independent auditing firm. These pre-approval guidelines are:

(1)	At the earliest possible date, management shall inform the Audit Committee of each audit or non-audit service which management desires the Company’s independent auditing firm to perform.

(2)	Management shall promptly provide to the Audit Committee detailed information about the particular services to be provided by the Company’s independent auditing firm.

(3)	The supporting documentation provided to the Audit Committee by management shall be sufficiently detailed so that the Audit Committee knows precisely what services it is being asked to pre-approve.

(4)
As permitted by Section 202(3), the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee. All such pre-approvals shall be presented to the full Audit Committee at the Audit Committee’s next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2007

PICO Holdings, Inc.

By:	/s/ John R. Hart
John R. Hart
Chief Executive Officer
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 11, 2007 by the following persons in the capacities indicated.

/s/ Ronald Langley	Chairman of the Board
Ronald Langley

/s/ John R. Hart	Chief Executive Officer, President and Director
John R. Hart	(Principal Executive Officer)

/s/ Maxim C. W. Webb	Chief Financial Officer and Treasurer
Maxim C. W. Webb	(Chief Accounting Officer)

/s/ S. Walter Foulkrod, III, Esq.	Director
S. Walter Foulkrod, III, Esq.

/s/ Richard D. Ruppert, MD	Director
Richard D. Ruppert, MD

Director
Carlos C. Campbell

Director
Kenneth J. Slepicka

Director
John D. Weil

Exhibit Index

Exhibit Number	Description
31.3	Rule 13a-14(a) Certification of Chief Executive Officer
31.4	Rule 13a-14(a) Certification of Chief Financial Officer