Form 10-Q
period 2007-03-31
PICO HOLDINGS INC /NEW
filed 2007-05-10
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 18,704,293 as of March 31, 2007, excluding 3,218,408 shares of common stock held by the registrant’s subsidiaries.

PICO HOLDINGS, INC.

FORM 10-Q
For the Three Months Ended March 31, 2007

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Investments	$ 322,900,266	$ 271,961,941
Cash and cash equivalents	182,745,681	136,621,578
Notes and other receivables, net	16,792,410	17,177,827
Reinsurance receivables	17,053,308	17,290,039
Real estate and water assets, net	119,171,157	102,538,859
Property and equipment, net	502,495	518,564
Other assets	4,107,278	2,934,131
Total assets	$ 663,272,595	$ 549,042,939

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$ 40,341,259	$ 41,083,301
Deferred compensation	54,006,494	49,776,043
Bank and other borrowings	12,753,003	12,720,558
Deferred income taxes, net	21,645,681	17,952,916
Other liabilities	20,618,217	22,282,822
Total liabilities	149,364,654	143,815,640

Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
23,129,923 issued in 2007 and 20,306,923 issued in 2006	23,130	20,307
Additional paid-in capital	431,758,353	331,582,308
Accumulated other comprehensive income	69,213,273	60,950,679
Retained earnings	91,196,414	90,968,815
	592,191,170	483,522,109
Treasury stock, at cost (common shares: 4,425,630 in 2007 and 4,426,465 in 2006)	(78,283,229)	(78,294,810)
Total shareholders' equity	513,907,941	405,227,299
Total liabilities and shareholders' equity	$ 663,272,595	$ 549,042,939

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Revenues:
Net investment income	$ 3,812,067	$ 2,072,326
Net realized gain on investments	1,407,908	14,685,947
Sale of real estate and water assets	2,308,998	1,256,335
Rents, royalties and lease income	150,158	186,855
Other	135,577	45,176
Total revenues	7,814,708	18,246,639
Costs and Expenses:
Operating and other costs	5,326,580	4,158,274
Cost of real estate and water assets sold	766,864	379,886
Depreciation and amortization	276,412	312,563
Interest expense		99,538
Total costs and expenses	6,369,856	4,950,261
Income before income taxes and minority interest	1,444,852	13,296,378
Provision for income taxes	923,908	4,549,314
Income before minority interest	520,944	8,747,064
Minority interest in loss of subsidiaries		12,459
Income from continuing operations	520,944	8,759,523
Loss from discontinued operations, net of tax		(1,541,322)
Net income	$ 520,944	$ 7,218,201

Net income per common share - basic:
Income from continuing operations	$ 0.03	$ 0.66
Discontinued operations		(0.12)
Net income per common share	$ 0.03	$ 0.54
Weighted average shares outstanding	16,882,284	13,271,440

Net income per common share - diluted:
Income from continuing operations	$ 0.03	$ 0.66
Discontinued operations		(0.12)
Net income per common share	$ 0.03	$ 0.54
Weighted average shares outstanding	17,071,198	13,271,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
OPERATING ACTIVITIES:
Net cash used by operating activities - continuing operations	$(6,683,702)	$(14,331,744)
Net cash used by operating activities - discontinued operations		(1,545,782)
	(6,683,702)	(15,877,526)
INVESTING ACTIVITIES:
Purchases of investments	(43,221,699)	(8,376,341)
Proceeds from sale of investments	2,702,089	17,705,434
Proceeds from maturity of investments	3,959,300	26,217,857
Purchases of property and equipment and costs capitalized to water infrastructure	(10,710,767)	(2,422,847)
Cash used in investing activities - discontinued operations		(587,927)
Net cash provided by (used in) investing activities	(47,271,077)	32,536,176

FINANCING ACTIVITIES:
Proceeds from common stock offering, net	100,161,057
Sale of treasury stock for deferred compensation plans	29,392
Cash used in financing activities - discontinued operations		(498,272)
Net cash provided by (used in) financing activities	100,190,449	(498,272)

Effect of exchange rate changes on cash	(111,567)	(238,362)

INCREASE IN CASH AND CASH EQUIVALENTS	46,124,103	15,922,016

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	136,621,578	37,794,416

CASH AND CASH EQUIVALENTS, END OF PERIOD	$182,745,681	$53,716,432

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$125,523	$99,422
Cash paid for income taxes	$2,032,900	$2,053,000
Non-cash investing and financing activities:
Change in capitalized costs included in other liabilities	$5,896,849

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

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, reinsurance receivables, real estate and water assets, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 2007 and December 31, 2006, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation:

On January 1, 2006, PICO adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). However, as PICO had no unvested stock options outstanding as of January 1, 2006, the adoption of SFAS 123R had no impact on the accompanying condensed consolidated financial statements. FAS 123R will be applied to new awards granted from the date of adoption.

The Company did not grant any awards, and therefore did not recognize any stock based compensation for the three months ended March 31, 2007 and 2006.

Stock-Based Plans Outstanding:

Stock Settled Stock Appreciation Rights:

At March 31, 2007 the Company had one share-based payment arrangement. The PICO Holdings, Inc. 2005 Long Term Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors and consultants. A total of 2,654,000 shares of common stock are issuable under the 2005 Plan and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled stock appreciation rights, restricted stock awards, performance shares, performance units, restricted stock units, deferred compensation awards and other stock-based awards. The plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes required. At March 31, 2007 2,185,965 stock-settled SARs were outstanding (all issued in 2005) with a strike price of $33.76. The awards are fully vested and exercisable at any time before December 12, 2015. Upon exercise, the employee will receive newly issued shares of PICO Holdings common stock equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes. No compensation expense was recorded under this plan for the three months ended March 31, 2007.

Deferred Compensation:

At March 31, 2007 and December 31, 2006, the Company had $54 million and $49.8 million, respectively recorded as deferred compensation payable to various members of management and certain non-employee directors of the Company. The assets of the plan are held in Rabbi Trust accounts which are invested consistent with the Company’s investment policy. The investments are held in separate accounts, accounted for as available for sale securities, and are reported in the accompanying consolidated balance sheets within the line item “Investments”. Assets of the trust will be distributed according to predetermined payout elections established by each employee.

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

During the three months ended March 31, 2007, the Company sold 835 shares of PICO common stock that were held as trust assets and distributed cash proceeds of $29,000 to a director of the Company in satisfaction of deferred compensation obligations.

Notes and other receivables:

   Notes and other receivables primarily consist of installment notes from the sale of real estate. These notes generally have terms ranging from three to ten years, with interest rates of 7% to 10%. The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends and circumstances. For the three months ended March 31, 2007 and 2006, no provision was required.

Accounting for Income Taxes:

   We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $293,000 increase in the liability for unrecognized income tax benefits through opening retained earnings. At the adoption date of January 1, 2007, we had provided for $3.5 million of unrecognized tax benefits, $2.5 million of which would affect our effective tax rate if recognized. At March 31, 2007, there was no significant increase in the liability for unrecognized tax benefits.  We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we had provided approximately $309,000 of accrued interest related to uncertain tax positions.  The tax years 2002-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Reclassifications:

   HyperFeed revenues of $998,000, expenses of $3.4 million and a tax benefit of $866,000 in the financial statements for the three months ended March 31, 2006, have been reclassified to discontinued operations.

Recently Issued Accounting Pronouncements

SFAS 155 - In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard is effective January 1, 2007. The adoption of SFAS 155 did not have an impact on PICO’s financial statements.

SFAS 157 - In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective on January 1, 2008. PICO is currently evaluating the impact of this pronouncement on the consolidated financial statements.

SFAS 159 - In February 2007, the FASB issued FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for PICO on January 1, 2008 (early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements). PICO is currently evaluating the impact of this pronouncement on the consolidated financial statements.

2. Net Income Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents - PICO’s stock-settled stock appreciation rights (SARs) are considered common stock equivalents for this purpose - using the treasury method, if dilutive. The number of additional shares is calculated by assuming that the SARs were exercised, and that the proceeds were used to acquire shares of common stock at the average market price during the period.

For the three months ended March 31, 2007 the Company’s stock-settled SARs were included in the diluted per share calculation using the treasury stock method.

For the three months ended March 31, 2006, the Company stock-settled stock appreciation rights outstanding are not included in the diluted per share calculation because they were out-of-the-money and consequently, their effect on earning per share is anti-dilutive.

3. Comprehensive Income

The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

The components of comprehensive income are as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Net income	$ 520,944	$ 7,218,201
Net change in unrealized appreciation
(depreciation) on available for sale investments	7,804,376	(5,607,260)
Net change in foreign currency translation	458,218	(281,478)
Total comprehensive income	$ 8,783,538	$ 1,329,463

Other comprehensive income for the three months ended March 31, 2007 and 2006 is net of deferred income tax charge of $4.7 million and a deferred income tax benefit of $5.1 million, respectively.

The components of accumulated other comprehensive income:

	March 31, 2007	December 31, 2006
Unrealized appreciation on available for sale investments	$ 73,997,804	$ 66,193,428
Foreign currency translation	(4,784,531)	(5,242,749)
Accumulated other comprehensive income	$ 69,213,273	$ 60,950,679

Accumulated other comprehensive income is net of deferred income tax liabilities of $41.7 million and $37.1 million at March 31, 2007 and December 31, 2006, respectively.

At March 31, 2007, the Company had $113.6 million of unrealized gains before tax and $1.3 million of unrealized losses before tax.

Marketable equity securities: The Company’s $228.1 million investments in marketable equity securities at March 31, 2007 consist primarily of investments in common stock of other publicly traded companies. The gross unrealized gains and losses on equity securities were $113.2 million and $681,000 respectively, at March 31, 2007 and $100.3 million and $701,000, respectively at December 31, 2006. The fair value of the majority of the securities with unrealized losses was continuously below cost for less than 12 months.

Corporate Bonds and US Treasury Obligations: At March 31, 2007, the bond portfolio consisted of $92.8 million of publicly traded corporate bonds and $2 million United States Treasury obligations. The total bond portfolio had gross unrealized gains and losses of $416,000 and $618,000, respectively at March 31, 2007. At March 31, 2007, $288,000 of the gross loss related to bonds with a fair value that was continuously below amortized cost for greater than 12 months. The Company does not consider these investments to be other than temporarily impaired because of its intent and ability to hold these bonds until recovery of fair value, which may be maturity. The impairment is mostly due to interest rate fluctuations rather than deterioration of the underlying issuer of the particular bonds.

4. Commitments and Contingencies

The Company has capitalized approximately $44.2 million on construction of the pipeline project to convey water from the Fish Springs Ranch to a storage tank near Reno, Nevada. The total cost of the pipeline project is estimated to be between $78 million to $83 million, and the balance of the remaining expenditure will be incurred over the next 6 to 9 months. At March 31, 2007 Vidler has remaining commitments for future capital expenditure of approximately $16.4 million. The final regulatory approval required for the pipeline project is a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006.  Subsequently, there were two protests against the ROD, and the matter was appealed to the Interior Board of Land Appeals (“IBLA”).  During the third quarter, the IBLA dismissed the two protests. However, in October 2006, one protestant filed an action with the U.S. District Court against the BLM and US Department of the Interior. In the legal challenge by the Protestant (i.e., the Pyramid Lake Indian Tribe) to the ROD, the Federal District Court has focused the area of inquiry on what the Tribe claims was “informational harm” due to inadequate discussion of the wastewater treatment options in the Truckee Meadows.  Pending a hearing on the matter, as of April 30, 2007, construction on the Project is restricted to the private lands involved in the pipeline route and the existing open trench on the public lands.  Of the thirty eight miles of total pipeline, there are approximately ten miles of pipeline remaining to be constructed on public lands.  A hearing has been set for June 2007 to determine if the BLM complied with the “hard look” requirements before issuing the ROD.

Vidler management believes that the Tribe’s claim is without merit.   This is the same protest and request for stay that was dismissed by the IBLA. There are nearly 9,000 pages of administrative record supporting the BLM’s required “hard look” at the project including the wastewater that might be generated by the “imported” water (i.e., the water brought in from Fish Springs).  Also, members of the Tribe have for years served as members of the Washoe County Regional Water Planning Commission, having full knowledge of all of the various reports and data that they now claim to be the basis for their “informational harm”.  Furthermore, the Tribe has been a previous litigant with the Truckee Meadows Water Reclamation Facility, resulting in the 1996 Truckee River Water Quality Settlement Act which specifically deals with the treatment of wastewater in the Truckee Meadows.  Moreover, the existing and any future wastewater discharges are the subject of an existing 42 page permit (effective October 15, 2003), issued by the State of Nevada pursuant to its delegated authority under the Clean Water Act, providing ample and multiple levels of protection to the Truckee River, the environment, and the public.  Management believes that the pipeline will be completed in accordance with the permits, within the expected pipeline project timetable.

The Company is subject to various litigation that arises in the ordinary course of its business.  Although the outcome is uncertain, based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5. Segment Reporting

PICO Holdings, Inc. is a diversified holding company engaged in four major operating segments: Water Resource and Water Storage Operations, Real Estate Operations, Business Acquisitions and Financing, and Insurance Operations in Run Off.

The accounting policies of the reportable segments are the same as those described in the Company’s 2006 Annual Report on Form 10-K. Management analyzes segments using the following information:

Segment assets:

	Three Months Ended March 31,
	2007	2006
Revenues:
Water Resource and Water Storage Operations	$1,075,671	$308,296
Real Estate Operations	3,506,420	1,765,332
Business Acquisitions and Financing	1,176,406	8,972,688
Insurance Operations in Run Off	2,056,211	7,200,323

Total Revenues	$7,814,708	$18,246,639

Income (Loss) Before Taxes and Minority Interest:
Water Resource and Water Storage Operations	$(381,051)	$(1,178,896)
Real Estate Operations	2,200,019	926,854
Business Acquisitions and Financing	(2,074,965)	6,747,814
Insurance Operations in Run Off	1,701,849	6,800,606

Income Before Taxes and Minority Interest	$1,444,852	$13,296,378

6. Private Placement of Common Stock

On February 28, 2007, the Company closed a Securities Purchase Agreement to sell 2,823,000 shares of newly issued common stock to institutional investors at a price of $37 per share. After placement costs, the net proceeds to the Company were $100.2 million. The Company was obligated under the Securities Purchase Agreement to file a registration statement on Form S-3 to register the shares under the Securities Act of 1933. Such statement became effective on April 13, 2007.

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

Although forward-looking statements in this Form 10-Q represent the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from those discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the heading “Risk Factors” and elsewhere in our 2006 Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to revise or update any forward-looking statement in order to reflect any event or circumstance which may arise after the date of this Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and our 2006 Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors which may affect our business, financial condition, results of operations, and prospects.

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

Currently our major consolidated subsidiaries are:
•
Vidler Water Company, Inc. (“Vidler”), a business which we started more than 10 years ago, which develops and owns water resources and water storage operations in the southwestern United States, primarily in Nevada and Arizona;

•
Nevada Land & Resource Company, LLC (“Nevada Land”), an operation that we built since we acquired the company more than 10 years ago, which owns approximately 535,000 acres of land in Nevada, and certain mineral rights and water rights related to the property;

•	Physicians Insurance Company of Ohio (“Physicians”), which is “running off” its medical professional liability insurance loss reserves, and was our original business historically;
•
Citation Insurance Company (“Citation”), which is “running off” its historic property & casualty insurance and workers’ compensation loss reserves. Citation was acquired because it was complimentary to our other insurance operations at the time;

•
Global Equity AG, which holds our interest in Jungfraubahn Holding AG (“Jungfraubahn”). Jungfraubahn is a public company that operates railway and related tourism and transport activities in the Swiss Alps. Jungfraubahn’s shares trade on the SWZ Swiss Exchange. We believe that Jungfraubahn was significantly undervalued at the time we acquired our interest, which was primarily between 1999 and 2003.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Shareholders’ Equity
At March 31, 2007, PICO had shareholders’ equity of $513.9 million ($27.48 per share), compared to $405.2 million ($25.52 per share) at December 31, 2006, and $302.2 million ($22.77 per share) at March 31, 2006. Book value per share increased by $1.96, or 7.7%, during the first quarter of 2007.

Shareholders’ equity increased by $108.7 million during the first quarter of 2007, primarily due to a $7.8 million net increase in unrealized appreciation in available-for-sale securities (after-tax), and the issuance of 2.8 million new shares at $37 per share, for net proceeds of $100.2 million (after placement costs).

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

For the first quarter of 2007, PICO recorded comprehensive income of $8.8 million, which consisted of a $7.8 million net increase in unrealized appreciation in investments, the quarter’s net income of $521,000, and a $458,000 foreign currency translation credit.

At March 31, 2007, on a consolidated basis, available-for-sale investments showed a net unrealized gain of $74 million after-tax, consisting of approximately $74.8 million in gains, partially offset by $843,000 in losses. This compares to a net unrealized gain of $66.2 million after-tax at December 31, 2006.

On a pre-tax basis, net unrealized appreciation in available-for-sale securities was $112.3 million at March 31, 2007, compared to $99.7 million at December 31, 2006. During the first quarter of 2007, gains of $1.4 million were realized and recognized as income in the Consolidated Statements of Operations.

Segment Results of Operations
Segment revenues and income (loss) before taxes and minority interest for the first quarter of 2007 and 2006 were:

	Three Months Ended March 31,
	2007	2006
Revenues:
Water Resource and Water Storage Operations	$1,076,000	$ 308,000
Real Estate Operations	3,506,000	1,765,000
Business Acquisitions and Financing	1,177,000	8,973,000
Insurance Operations in Run Off	2,056,000	7,200,000

Total Revenues	$7,815,000	$18,246,000

Income (Loss) Before Taxes and Minority Interest:
Water Resource and Water Storage Operations	$(381,000)	$(1,179,000)
Real Estate Operations	2,200,000	927,000
Business Acquisitions and Financing	(2,075,000)	6,747,000
Insurance Operations in Run Off	1,701,000	6,801,000

Income Before Taxes and Minority Interest	$1,445,000	$13,296,000

First Quarter Net Income
First quarter revenues were $7.8 million in 2007, compared to $18.2 million in 2006, a decrease of $10.4 million year over year. Revenues from the Business Acquisitions and Financing segment decreased $7.8 million, principally as a result of 2006 segment revenues including realized gains of $8.2 million, compared to zero in 2007. Revenues from the Insurance Operations in Run Off segment decreased $5.1 million, primarily due to $5.3 million lower realized gains year over year. These decreases were partially offset by revenue increases in Real Estate Operations, and Water Storage and Water Operations. Real Estate Operations revenues increased by $1.7 million year over year, primarily due to $1.1 million higher land sales and $478,000 higher net investment income. Water Storage and Water Operations revenues increased by $768,000, principally as a result of higher net investment income.

First quarter costs and expenses were $6.4 million in 2007, compared to $5 million in 2006.

PICO recorded income before taxes and minority interest of $1.4 million in the first quarter of 2007, compared to income before taxes and minority interest of $13.3 million in the first quarter of 2006. The $11.9 million year over year decrease in first quarter income before taxes and minority interest primarily resulted from $8.8 million lower Business Acquisitions and Financing segment income, primarily due to a $8.2 million decrease in realized gains as discussed above. Similarly, Insurance Operations in Run Off segment income decreased $5.1 million, principally due to $5.3 million lower realized gains. Real Estate Operations segment income increased $1.3 million, primarily due to $683,000 higher gross margin from the sale of former railroad land, and $478,000 higher net investment income. The Water Storage and Water Operations segment result improved by $798,000, principally as a result of higher net investment income.

After a provision for taxes of $924,000, PICO reported net income of $521,000 ($0.03 per share) for the first quarter of 2007.  The effective tax rate for the three months ended March 31, 2007 is 63.9% compared to the federal corporate income tax rate of 35%, primarily due to the write-off of a $314,000 foreign income tax credit.

For the first quarter of 2006, PICO recorded net income of $7.2 million ($0.54 per share), consisting of income of $8.7 million ($0.66 per share) from continuing operations, partially offset by a loss from discontinued operations of $1.5 million after-tax ($0.12 per share). The effective tax rate for the three months ended March 31, 2006 was 34.2%, slightly below the 35% federal rate.

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended March 31,
	2007	2006
Revenues:
Sale of Real Estate and Water Assets	$3,000	$28,000
Net Investment Income	960,000	307,000
Other	113,000	(27,000)
Segment Total Revenues	$1,076,000	$308,000

Expenses:
Cost of Real Estate and Water Assets	$(1,000)	$(9,000)
Depreciation and Amortization	(261,000)	(266,000)
Overhead	(537,000)	(488,000)
Project Expenses	(658,000)	(724,000)
Segment Total Expenses	$(1,457,000)	$(1,487,000)

Loss Before Tax	$(381,000)	$(1,179,000)

Over the past 6 years, several large sales of real estate and water assets have generated the bulk of Vidler’s revenues.  Since the date of closing generally determines the accounting period in which the sales revenues and cost of sales are recorded, Vidler’s reported revenues and income fluctuate from quarter to quarter depending on the dates when specific transactions close.  Consequently, sales of real estate and water assets for any individual quarter are not indicative of likely revenues for future quarters or the full financial year.

Segment Results
In the first quarter of 2007, Vidler generated $1.1 million in revenues. Net investment income of $960,000 was earned, primarily interest from the temporary investment of cash proceeds from the May 2006 and February 2007 equity offerings by PICO. In aggregate, the stock offerings raised net proceeds of $174.1 million, which were principally allocated to Vidler for existing and new projects, including the design and construction of a pipeline to convey water from Fish Springs Ranch to Reno. See "Fish Springs Ranch” below. After other revenues of $116,000 and segment total expenses $1.5 million, Vidler incurred a loss before taxes of $381,000 for the first quarter of 2007.

In the first quarter of 2006, Vidler generated $308,000 in revenues. The largest revenue item was $307,000 of net investment income, primarily interest from the temporary investment of funds to be expended on the Fish Springs pipeline project in money market funds and fixed-income securities. After segment total expenses of $1.5 million, Vidler generated a loss before taxes of $1.2 million for the first quarter of 2006.

Overhead Expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees.

Project Expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees. Project Expenses are expensed as appropriate under GAAP, and could fluctuate from period to period depending on activity within Vidler’s various water resource projects. Costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized as part of the cost of the asset, and charged to cost of sales when revenue is recognized. Project Expenses principally relate to:

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

Both Overhead Expenses and Project Expenses were little changed year over year. Overhead Expenses were $537,000 in the first quarter of 2007, compared to $488,000 in the first quarter of 2006. Project Expenses were $658,000 in the first quarter of 2007, compared to $724,000 in the first quarter of 2006.

The $798,000 year over year improvement in the segment result is principally due to interest earned in the first quarter of 2007 being $653,000 higher than in the first quarter of 2006.

Fish Springs Ranch
Vidler has a 51% membership interest in, and is the managing partner of, Fish Springs Ranch LLC (“Fish Springs”). Vidler is constructing a pipeline to convey 8,000 acre-feet of water annually from Fish Springs Ranch to a central storage tank in northern Reno, Nevada, which could supply water to the new projects of several developers in the northern valleys.

The current market value of water in the area greatly exceeds the total estimated cost of the pipeline and the water to be supplied. To date, Vidler has entered into agreements to sell approximately 117.5 acre-feet of water at a price of $45,000 per acre-foot, as and when water can be delivered through the completed pipeline.

During 2006, we completed design of the pipeline project, and began construction of the pipeline and a plant to generate the electricity which will be required to pump the water. As of March 31, 2007, approximately 55% of the project has been completed, on time and on budget. We anticipate being able to deliver water in late 2007 or early 2008.

The total cost of the pipeline project is estimated to be in the $78 million to $83 million range, which will be outlaid over the next 9 to 12 months.  As of March 31, 2007, approximately $44.2 million of costs related to the design and construction of the pipeline have been capitalized (i.e., recorded as an asset on our balance sheet, in the line “Real estate and water assets”). As of March 31, 2007, Vidler has commitments for future capital expenditure amounting to $16.4 million, related to the Fish Springs pipeline.

The final regulatory approval required for the pipeline project was a Record of Decision (“ROD”) for a right of way, which was granted in May 2006.  Subsequently, there were two protests against the ROD, and the matter was appealed to the Interior Board of Land Appeals (“IBLA”). The IBLA refused to stay the ROD.

However, in October 2006, one protestant filed an action with the U.S. District Court against the Bureau of Land Management and the U.S. Department of the Interior. In the legal challenge by the Protestant (i.e., the Pyramid Lake Indian Tribe) to the ROD, the Federal District Court has focused the area of inquiry on what the Tribe claims was “informational harm” due to inadequate discussion of the wastewater treatment options in the Truckee Meadows.  Pending a hearing on the matter, as of April 30, 2007, construction on the Project is restricted to the private lands involved in the pipeline route and the existing open trench on the public lands.  Of the thirty eight miles of total pipeline, there are approximately ten miles of pipeline remaining to be constructed on public lands.  A hearing has been set for June 2007 to determine if the BLM complied with the “hard look” requirements before issuing the ROD.

Vidler management believes that the Tribe’s claim is without merit.   This is the same protest and request for stay that was dismissed by the IBLA. There are nearly 9,000 pages of administrative record supporting the BLM’s required “hard look” at the project including the wastewater that might be generated by the “imported” water (i.e., the water brought in from Fish Springs).  Also, members of the Tribe have for years served as members of the Washoe County Regional Water Planning Commission, having full knowledge of all of the various reports and data that they now claim to be the basis for their “informational harm”.  Furthermore, the Tribe has been a previous litigant with the Truckee Meadows Water Reclamation Facility, resulting in the 1996 Truckee River Water Quality Settlement Act which specifically deals with the treatment of wastewater in the Truckee Meadows.  Moreover, the existing and any future wastewater discharges are the subject of an existing 42 page permit (effective October 15, 2003), issued by the State of Nevada pursuant to its delegated authority under the Clean Water Act, providing ample and multiple levels of protection to the Truckee River, the environment, and the public.

Management believes that the pipeline will be completed in accordance with the permits, within the expected pipeline project timetable.

Coyote Springs
   During 2006, hearings were completed on applications for new water rights at Kane Springs, Nevada, which were jointly filed by the Lincoln County Water District and Vidler (“Lincoln/Vidler”). In January 2007, Lincoln/Vidler was awarded 1,000 acre-feet of new water rights, which will be supplied to the Coyote Springs development. Once the final permit is received and a right of way has been obtained, the sale to Coyote Springs is scheduled to close in 30 days. We expect to obtain the right of way later in 2007. The current price for the water is $6,655 per acre-foot. We will continue to pursue additional water from this particular groundwater basin where Lincoln/Vidler maintains priority applications for approximately 17,375 acre-feet of water. The actual permits received may be for a lesser quantity, which cannot be accurately predicted.

Western Nevada
   Vidler is developing water resources in the Carson City and Lyon County areas of western Nevada, to help resolve system demand and water shortage issues.

   During 2006, Vidler participated in Carson City's Request For Proposals, which culminated in Vidler entering into a water resource teaming agreement with Carson City in December 2006. Carson City and Vidler are working towards an expansion of water resource treatment options, and obtaining the requisite approvals from Nevada permitting authorities, which could initially result in the creation of 2,000 acre-feet of new water supply. Carson City and Vidler are negotiating a project agreement, which will further define their public-private partnership.

   In addition, and separately from our agreement with Carson City, Vidler has obtained an option to acquire 1,000 acre-feet of agricultural water rights, which we intend to deliver to municipal users. Once the water rights have been permitted, we intend to exercise the option and Vidler will construct the infrastructure required to deliver the water to municipal use. Vidler is looking to acquire additional water rights in the Carson City and Lyon County areas, and expects to acquire approximately 200 acre-feet of water rights on the same terms in a separate transaction.

REAL ESTATE OPERATIONS

	Three Months Ended March 31,
	2007	2006
Revenues:
Sale of former Railroad Land	$2,306,000	$1,228,000
Net Investment Income	857,000	379,000
Other	343,000	158,000
Segment Total Revenues	$3,506,000	$1,765,000

Expenses:
Cost of former Railroad Land Sold	$ (766,000)	$(371,000)
Operating Expenses	(540,000)	(467,000)
Segment Total Expenses	$(1,306,000)	$(838,000)

Income Before Tax	$2,200,000	$927,000

The largest business in the Real Estate Operations segment is Nevada Land & Resource Company, LLC (“Nevada Land”).

Nevada Land recognizes revenue from land sales when a sale transaction closes. On closing, the entire sales price is recorded as revenue, and the associated cost basis is reported as cost of land sold. Since the date of closing determines the accounting period in which the revenue and cost of land are recorded, Nevada Land’s reported results fluctuate from quarter to quarter, depending on the dates when transactions close. Consequently, results for any one quarter are not necessarily indicative of likely results for future quarters or the full financial year. In the following, gross margin is defined as revenue less cost of sales, and gross margin percentage is defined as gross margin divided by revenue.

During the first quarter of 2007, we commenced two new real estate operations through two wholly-owned subsidiary companies, Bedrock Land Development, Inc. (“Bedrock”) and Global Equity Corporation (“Global Equity”). The new real estate operations generated minimal revenues in the first quarter of 2007.

Bedrock has been formed with the objective of acquiring attractive and well-located developable land, partially developed lots, or finished lots, in select California markets, where medium-sized regional developers and homebuilders may have run into liquidity challenges as a result of the downturn in the housing market. During the first quarter of 2007, Bedrock agreed to buy 167 lots in east Fresno, California for approximately $3.7 million. The City of Fresno is located in the Central Valley of California, an area where housing is affordable and which is forecast to experience strong population growth over the next 20 years. Bedrock paid a deposit of $500,000 during the first quarter, and closed the purchase in April 2007 (after the end of the first quarter). Bedrock is actively reviewing other opportunities, and is taking a highly selective approach to acquisitions.

Global Equity is a Canadian company which is managing the Phoenix Capital Income Trust and its subsidiary Phoenix Capital, Inc. (collectively “Phoenix”). Phoenix is in the business of acquiring interests in privately-traded Canadian real estate partnerships and syndicates (collectively “partnership units”) at an appropriate discount to reflect the lack of a public trading market for the partnership units. Global Equity is managing the existing portfolio of partnership units owned by Phoenix, and Global Equity will be the vehicle through which new partnership units will be acquired. As of March 31, 2007, Global Equity had not purchased any partnership units.

In the first quarter of 2007, segment total revenues were $3.5 million. Nevada Land sold approximately 25,784 acres of former railroad land for $2.3 million. The average sales price was $89 per acre, and our average basis in the land sold was $30 per acre. The gross margin on land sales was $1.5 million, which represents a gross margin percentage of 66.8%. Net investment income, representing interest earned on the proceeds from land sales and on land sales contracts where Nevada Land has provided vendor financing, was $857,000, and other revenues (primarily lease and royalty income from the former railroad land) were $343,000. After segment operating expenses of $540,000, Real Estate Operations generated segment income of $2.2 million for the first three months of 2007.

In the first quarter of 2006, segment total revenues were $1.8 million. Nevada Land sold approximately 14,363 acres of land for $1.2 million. The average sales price was $85 per acre, and our average basis in the land sold was $26 per acre. The gross margin on land sales was $857,000, which represents a gross margin percentage of 69.8%. Net investment income was $379,000, and other revenues were $158,000. After segment operating expenses of $467,000, Real Estate Operations generated segment income of $927,000 for the first three months of 2006.

The first quarter segment result improved by $1.3 million year over year. This was principally due to a $683,000, or 80%, increase in gross margin from land sales year over year, primarily as a result of an 80% increase in the volume of land sold year over year. In addition, net investment income was $478,000 higher year over year, primarily as a result of increased interest income earned on liquid funds, which were significantly higher as a result of the receipt of proceeds from land sold in the last three quarters of 2006 and first quarter of 2007.

BUSINESS ACQUISITIONS AND FINANCING

	Three Months Ended March 31,
	2007	2006
Revenues:
Realized Gains on Sale of Holdings		$8,157,000
Net Investment Income	$1,177,000	715,000
Other		101,000
Segment Total Revenues	$1,177,000	$8,973,000

Segment Total Expenses	$(3,252,000)	$(2,226,000)
Income (Loss) Before Tax	$(2,075,000)	$6,747,000

This segment contains businesses, interests in businesses, and other parent company assets. Revenues and results in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale of holdings, and are not necessarily comparable from year to year.

The largest holding in this segment is Jungfraubahn Holding AG, which has a market value and carrying value of $51.1 million (before taxes) at March 31, 2007.

For the first quarter of 2007, Business Acquisitions and Financing segment revenues were $1.2 million, principally represented by net investment income of $1.2 million. After total expenses of $3.3 million, the segment incurred a loss income before taxes of $2.1 million for the first quarter of 2007.

In the first quarter of 2006, Business Acquisitions and Financing segment revenues were $9 million. Realized gains on the sale of holdings were $8.2 million, primarily represented by gains of $6.8 million on the sale of our holding in Anderson-Tully Company, and $986,000 on the sale of part of our holding in Raetia Energie AG. Net investment income was $715,000, and other revenues were $101,000. After total expenses of $2.2 million, the segment recorded income before taxes of $6.7 million for the first quarter of 2007.

First quarter segment revenues decreased $7.8 million year over year, primarily due to $8.2 million lower realized gains. No gains were realized in the first quarter of 2007, compared to $8.2 million in gains in the first quarter of 2006.

First quarter segment expenses increased $1 million year over year. The expenses recorded in this segment primarily consist of holding company costs which are not allocated to our other segments, for example, rent for our head office. The bulk of the year over year increase in segment expenses is due to legal expenses related to HyperFeed Technologies, Inc. See Item 1, “Legal Proceedings” in “Part II: Other Information.”

Certain of our interests in Swiss public companies are held by PICO European Holdings, LLC (“PICO European Holdings”), a wholly owned subsidiary of Physicians Insurance Company of Ohio. Part of PICO European Holdings’ funding comes from a loan from PICO Holdings, Inc. which is denominated in Swiss Francs. As a result, under GAAP the U.S. dollar is the functional currency and we are required to record a benefit (expense) through the statement of operations to reflect fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar, although there is no net impact on consolidated shareholders’ equity before related tax effects. An exchange rate benefit of $397,000, which reduced segment expenses, was recorded in PICO’s statement of operations in the first quarter of 2007, compared to a $244,000 exchange rate benefit in the first quarter of 2006.

INSURANCE OPERATIONS IN RUN OFF

	Three Months Ended March 31,
	2007	2006
Revenues:
Net Investment Income	$816,000	$671,000
Realized Gains on Sale of Investments	1,228,000	6,529,000
Other	12,000
Segment Total Revenues	$2,056,000	$7,200,000

Expenses:
Operating and Underwriting Expenses	$(355,000)	$(399,000)
Segment Total Expenses	$(355,000)	$(399,000)

Income Before Taxes:
Physicians Insurance Company of Ohio	$1,249,000	$5,293,000
Citation Insurance Company	452,000	1,508,000
Income Before Tax	$1,701,000	$6,801,000

This segment consists of Physicians Insurance Company of Ohio and Citation Insurance Company. Both Physicians and Citation are in “run off.” This means that the companies are handling and resolving claims on expired policies, but not writing new business.

Once an insurance company has gone into “run off” and the last of its policies have expired, typically most revenues come from net investment income and realized gains or losses on the sale of the securities investments which correspond to the insurance company’s reserves and shareholders’ equity.

Revenues and results in this segment vary considerably from period to period and are not necessarily comparable from year to year, primarily due to fluctuations in net realized investment gains, and favorable or unfavorable development in our loss reserves.

The Insurance Operations in Run Off segment generated total revenues of $2 million in the first quarter of 2007, compared to $7.2 million in the first quarter of 2006. Realized investment gains were $1.2 million in the first quarter of 2007, compared to $6.5 million in the first quarter of 2006. Net investment income was $816,000 in the first quarter of 2007, compared to $671,000 in the first quarter of 2006. Operating and underwriting expenses were $355,000 in the first quarter of 2007, compared to $399,000 in the first quarter of 2006. Consequently, segment income decreased from $6.8 million in the first quarter of 2006 to $1.7 million in the first quarter of 2007, primarily due to a $5.3 million decrease in realized gains. Realized gains in the first quarter of 2006 were unusually large, due to the inclusion of $6.1 million from the sale of our holdings in two unrelated domestic stocks which, prior to their sale, comprised relatively large portions of our equity portfolio and unrealized appreciation.

On February 7, 2005, we reported on Schedule 13G that Physicians and Citation own a total of 310,000 common shares of Consolidated-Tomoka Land Co. (Amex: CTO), representing approximately 5.5% of CTO. Consolidated-Tomoka owns approximately 12,000 acres of land in and around Daytona Beach, Florida, and a portfolio of income properties in the southeastern United States. The investment was purchased between September 2002 and February 2004 at a cash cost of $6.5 million, or approximately $20.90 per CTO share. At March 31, 2007, the market value and carrying value of the investment was $23.3 million (before taxes).

No other investments of the insurance companies have reached a threshold requiring public disclosure under the securities laws of the countries where the investments are held.

Physicians Insurance Company of Ohio
During the first quarter of 2007, Physicians generated total revenues of $1.4 million, including realized gains of $925,000. Operating and underwriting expenses were $195,000, resulting in income before taxes of $1.2 million.

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES (In Millions)

	March 31, 2007	December 31, 2006
Direct Reserves	$10.3	$10.4
Ceded Reserves	(1.0)	(1.0)
Net Medical Professional Liability Insurance Reserves	$9.3	$9.4

At March 31, 2007, Physicians’ loss and loss adjustment reserves were $9.3 million, net of reinsurance, compared to $9.4 million at December 31, 2006. Reserves decreased by $101,000 during the first quarter of 2007, due to the payment of $101,000 in direct losses and loss adjustment expenses. No unusual trends in claims were noted.

Citation Insurance Company
During the first quarter of 2007, Citation generated total revenues of $612,000, including realized gains of $303,000. Operating and underwriting expenses were $160,000, resulting in income before taxes of $452,000.

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES (In Millions)

	March 31, 2007	December 31, 2006
Property & Casualty Insurance
Direct Reserves	$6.5	$6.6
Ceded Reserves	(1.6)	(1.5)
Net Property & Casualty Insurance Reserves	$4.9	$5.1

Workers’ Compensation
Direct Reserves	$23.6	$24.1
Ceded Reserves	(14.3)	(14.5)
Net Workers’ Compensation Insurance Reserves	$9.3	$9.6

Total Reserves	$14.2	$14.7

At March 31, 2007, Citation’s claims reserves were $14.2 million, net of reinsurance, consisting of $4.9 million in net property and casualty insurance reserves and $9.3 million in net workers’ compensation reserves. At December 31, 2006, Citation’s claims reserves were $14.7 million, net of reinsurance, consisting of $5.1 million in net property and casualty insurance reserves and $9.6 million in net workers’ compensation reserves. There were no unusual trends in claims during the first quarter of 2007.

During the first three months of 2007, Citation’s net property and casualty insurance reserves declined by $214,000, due to the payment of $173,000 in direct losses and loss adjustment expenses and a $41,000 adjustment to reinsurance.

During the first three months of 2007, Citation’s net workers’ compensation reserves declined by $299,000 due to the payment of $469,000 in direct losses and loss adjustment expenses, partially offset by the recovery of approximately $170,000 from reinsurance companies.

DISCONTINUED OPERATIONS - HYPERFEED TECHNOLOGIES

	Three months ended March 31,
	2007	2006

Loss Before Income Taxes		$(2,572,000)
Income Tax Benefit		866,000
Gain On Sale of HyperFeed’s Discontinued Operations, net		165,000
Net Loss After Tax		$(1,541,000)

In the first quarter of 2006, we reported a $1.5 million net loss after-tax from HyperFeed, comprised of a $2.6 million net loss, which was partially offset by an $866,000 income tax benefit, and a $165,000 after-tax gain on Hyperfeed’s sale of operations in previous years.

During the fourth quarter of 2006, Hyperfeed filed for bankruptcy under Chapter 7 of the Bankruptcy Code. After the bankruptcy filing, HyperFeed was removed from PICO’s financial statements as a consolidated entity, so there were no Discontinued Operations related to HyperFeed in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES—THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Cash Flow
PICO’s assets primarily consist of our operating subsidiaries, holdings in public companies, and cash and cash equivalents. On a consolidated basis, the Company had $182.7 million in cash and equivalents at March 31, 2007, compared to $136.6 million at December 31, 2006. The increase in cash and cash equivalents during the first three months of 2007 was primarily due to the February 2007 sale of 2.8 million shares of the Company’s common stock for net proceeds of $100.2 million.

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

As shown in the Condensed Consolidated Statements of Cash Flow, cash and cash equivalents increased by $46.1 million in the first quarter of 2007, compared to a $15.9 million net increase in the first quarter of 2006.

During the first quarter of 2007, Operating Activities used $6.7 million in cash. The principal operating cash inflow was land sales by Nevada Land. The principal operating cash outflows include overhead expenses, tax payments, and the payment of management incentive compensation related to 2006 performance.

During the first quarter of 2006, the Operating Activities of continuing operations used cash of $14.4 million. The principal operating cash inflow was the collection of principal on collateralized notes related to Vidler’s sale of assets at Big Springs Ranch and West Wendover in previous years. The principal operating cash outflows include overhead expenses, the payment of management incentive compensation related to 2005 performance, tax payments, and the payment of claims by our insurance companies. In addition, the operating activities of discontinued operations used cash of $1.5 million

Investing Activities used $47.3 million of cash in the first quarter of 2007. The principal investing use of cash was a $31.7 million net increase in fixed-income securities, which represents the temporary investment of a portion of the proceeds of the February 2007 stock offering. In addition, we outlaid $10.7 million for property and equipment, primarily related to the Fish Springs pipeline project, and $3.6 million net was invested in stocks.

In the first quarter of 2006, the Investing Activities of continuing operations generated cash of $33.1 million. This primarily represented cash inflows of $17.7 million from the sale of stocks (partially offset by $5 million in purchases), and $26.2 million from the maturity of fixed-income securities (partially offset by $3.3 million in purchases). In the first quarter of 2006, the investing activities of discontinued operations used cash of $588,000.

Financing Activities provided $100.2 million of cash in the first quarter of 2007. This primarily represented the sale of 2.8 million newly-issued shares of PICO common stock for net proceeds of $100.2 million. In the first quarter of 2006, there were no cash flows from financing activities for continuing operations, and the financing activities of discontinued operations used $498,000 of cash.

During the first three months of 2007, we continued construction of a pipeline to convey water from the Fish Springs Ranch to a storage tank near Reno, Nevada, and continued construction of a plant to generate the electricity which will be required to pump the water. As of March 31, 2007, approximately $35.8 million of the costs related to the design and construction of the Fish Springs Ranch pipeline project had been paid, out of the estimated total cost of $78 million to $83 million. The remaining expenditure will be incurred over the next 6 to 9 months. Vidler has commitments for future capital expenditure amounting to approximately $16.4 million.

Share Repurchase Program
In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

As of March 31, 2007, no stock had been repurchased under this authorization.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

PICO’s balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities and mortgage participation interests, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO’s borrowings are short to medium term in nature and therefore approximate fair value. At March 31, 2007, PICO had $94.8 million of fixed maturity securities, $228.1 million of marketable equity securities that were subject to market risk, of which $130.7 million were denominated in foreign currencies, primarily Swiss francs. PICO’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

PICO uses two models to report the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities, and mortgage participation interests, PICO uses duration modeling to calculate changes in fair value. The sensitivity analysis duration model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price if the security. At March 31, 2007, the model calculated a loss in fair value of $1.7 million. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of PICO’s marketable equity securities produced a loss in fair value of $45.6 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of PICO’s foreign denominated investments produced a loss of $23.6 million that would impact the foreign currency translation in shareholders’ equity.

Item 4: Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There were no material changes in our internal controls over financial reporting for the three months ended March 31, 2007.

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

    On November 13, 2006 Exegy filed a lawsuit against PICO and HyperFeed in state court in Missouri seeking a declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 Contribution Agreement  was valid.  In the event that Exegy’s November 7, 2006 letter is not determined to be a valid termination of the Contribution Agreement, Exegy seeks  a declaration that PICO and HyperFeed have materially breached the Contribution Agreement,  for which Exegy seeks monetary  damages and an injunction against further material breach.  Finally, Exegy seeks a declaratory judgment that if its November 7, 2006 notice of termination was not valid, and that if PICO and HyperFeed did materially breach the Contribution Agreement but that a continuing breach cannot be remedied or enjoined, then Exegy seeks a declaration that Exegy should be relieved of further performance under the Contribution Agreement due to alleged HyperFeed actions deemed by Exegy to be inconsistent with the Contribution Agreement. On December 15, 2006 the lawsuit filed by Exegy on November 13, 2006 was removed from Missouri state court to federal court. On February 2, 2007, this case was transferred to the United States Bankruptcy Court, District of Delaware.

    On November 17, 2006 HyperFeed and PICO filed a lawsuit against Exegy in state court in Illinois.  PICO and HyperFeed allege that Exegy, after the November 7, 2006 letter purporting to terminate the Contribution Agreement, used and continues to use HyperFeed’s confidential and proprietary information in an unauthorized manner and without HyperFeed’s consent. PICO and HyperFeed are also seeking a preliminary injunction enjoining Exegy from disclosing, using, or disseminating HyperFeed’s confidential and proprietary information, and from continuing to interfere with HyperFeed’s business relations.  PICO and HyperFeed also seek monetary damages from Exegy. On January 18, 2007 this case was removed from Illinois state court to federal bankruptcy court in Illinois. On February 6, 2007 this case was transferred to the United States Bankruptcy Court, District of Delaware.

    The United States Bankruptcy Court, District of Delaware has accepted both cases and both cases will continue as adversary proceedings.

    Fish Springs Ranch, LLC:

    The final regulatory approval required for the Fish Springs pipeline project is a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006. Subsequently, there were two protests against the ROD, and the matter was appealed to the Interior Board of Land Appeals (“IBLA”). During the third quarter of 2006, the IBLA refused to stay the ROD.

However, in October 2006, one protestant filed an action with the U.S. District Court against the Bureau of Land Management (“BLM”) and the U.S. Department of the Interior. In the legal challenge by the Protestant (i.e., the Pyramid Lake Indian Tribe) to the ROD, the Federal District Court has focused the area of inquiry on what the Tribe claims was “informational harm” due to inadequate discussion of the wastewater treatment options in the Truckee Meadows.  Pending a hearing on the matter, as of April 30, 2007, construction on the Project is restricted to the private lands involved in the pipeline route and the existing open trench on the public lands.  Of the thirty eight miles of total pipeline, there are approximately ten miles of pipeline remaining to be constructed on public lands.  A hearing has been set for June 2007 to determine if the BLM complied with the “hard look” requirements before issuing the ROD.

Vidler management believes that the Tribe’s claim is without merit.   This is the same protest and request for stay that was dismissed by the IBLA. There are nearly 9,000 pages of administrative record supporting the BLM’s required “hard look” at the project including the wastewater that might be generated by the “imported” water (i.e., the water brought in from Fish Springs).  Also, members of the Tribe have for years served as members of the Washoe County Regional Water Planning Commission, having full knowledge of all of the various reports and data that they now claim to be the basis for their “informational harm”.  Furthermore, the Tribe has been a previous litigant with the Truckee Meadows Water Reclamation Facility, resulting in the 1996 Truckee River Water Quality Settlement Act which specifically deals with the treatment of wastewater in the Truckee Meadows.  Moreover, the existing and any future wastewater discharges are the subject of an existing 42 page permit (effective October 15, 2003), issued by the State of Nevada pursuant to its delegated authority under the Clean Water Act, providing ample and multiple levels of protection to the Truckee River, the environment, and the public.

Management believes that the pipeline will be completed in accordance with the permits, within the expected pipeline project timetable.

Item 1A: Risk Factors

There are no material changes to our risk factors described in our Form 10-K for the year ended December 31, 2006, as filed on March 12, 2007.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2007, the Company completed a private placement of 2,823,000 newly-issued common shares to accredited investors at a price of $37.00 per share, for net proceeds of $100,227,450. ThinkEquity Partners, LLC served as placement agent for the transaction. The aggregate offering price was $104,451,000 and the aggregate commissions were $4,223,550. The sale of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. Under the terms of the agreement between the Company and the accredited investors, the Company filed a Registration Statement on Form S-3 with the SEC to register these 2,823,000 common shares for resale and naming the accredited investors as Selling Shareholders therein. The SEC declared the registration statement effective April 13, 2007. The Selling Shareholders table from the registration statement is incorporated by reference into this Item 2 of Part II of this report.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO.(1)
3(ii)	Amended and Restated By-laws of PICO. (2)
4.1	Form of Form of Securities Purchase Agreement dated February 28, 2007 between PICO Holdings, Inc. and the Purchasers. (3)
10.12	Form of Form of Securities Purchase Agreement dated February 28, 2007 between PICO Holdings, Inc. and the Purchasers. (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to exhibit of same number filed with Form 8-K dated December 4, 1996.
(2)	Filed as Appendix to the prospectus in Part I of Registration Statement on Form S-4 (File No. 333-06671).

(3)	Incorporated by reference to Exhibit 10.11 filed with Form 8-K dated March 2, 2007.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Dated: May 9, 2007

By:
 /s/ Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Authorized Signatory)