Form 10-Q
period 2007-06-30
PICO HOLDINGS INC /NEW
filed 2007-08-09
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 18,833,737 as of June 30, 2007, excluding 3,218,408 shares of common stock held by the registrant’s subsidiaries.

PICO HOLDINGS, INC.

FORM 10-Q
For the Three and Six Months Ended June 30, 2007

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Investments	$ 383,067,287	$ 271,961,941
Cash and cash equivalents	112,361,708	136,621,578
Notes and other receivables, net	16,916,723	17,177,827
Reinsurance receivables	16,841,265	17,290,039
Real estate and water assets, net	142,157,039	102,538,859
Property and equipment, net	614,134	518,564
Other assets	6,478,843	2,934,131
Total assets	$ 678,436,999	$ 549,042,939

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$ 38,432,265	$ 41,083,301
Deferred compensation	54,866,213	49,776,043
Bank and other borrowings	12,690,355	12,720,558
Deferred income taxes, net	26,165,562	17,952,916
Other liabilities	23,832,041	22,282,822
Total liabilities	155,986,436	143,815,640

Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares, 23,259,367 shares issued in 2007 and 20,306,923 shares issued in 2006	23,259	20,307
Additional paid-in capital	431,246,138	331,582,308
Accumulated other comprehensive income	81,981,177	60,950,679
Retained earnings	87,483,218	90,968,815
	600,733,792	483,522,109
Treasury stock, at cost (common shares: 4,425,630 in 2007 and 4,426,465 in 2006)	(78,283,229)	(78,294,810)
Total shareholders' equity	522,450,563	405,227,299
Total liabilities and shareholders' equity	$ 678,436,999	$ 549,042,939

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Revenues:
Net investment income	$ 5,730,337	$ 4,431,215	$ 9,542,404	$ 6,503,541
Net realized gain on investments	210,185	687,349	1,618,093	15,373,296
Sale of real estate and water assets	2,117,378	3,832,629	4,426,376	5,088,964
Rents, royalties and lease income	151,381	448,128	301,539	634,983
Other	104,995	148,700	139,265	193,876
Total revenues	8,314,276	9,548,021	16,027,677	27,794,660
Costs and Expenses:
Operating and other costs	13,026,793	4,203,431	18,252,066	8,361,705
Cost of real estate and water assets sold	704,342	1,301,736	1,471,206	1,681,622
Depreciation and amortization	272,283	362,844	548,695	675,407
Interest expense		111,222		210,760
Total costs and expenses	14,003,418	5,979,233	20,271,967	10,929,494
Income (loss) before income taxes and minority interest	(5,689,142)	3,568,788	(4,244,290)	16,865,166
Provision (benefit) for income taxes	(1,975,946)	1,662,176	(1,052,038)	6,211,490
Income (loss) before minority interest	(3,713,196)	1,906,612	(3,192,252)	10,653,676
Minority interest in loss of subsidiaries		12,950		25,409
Income (loss) from continuing operations	(3,713,196)	1,919,562	(3,192,252)	10,679,085
Loss from discontinued operations, net of tax		(1,537,379)		(3,078,701)
Net income (loss)	$ (3,713,196)	$ 382,183	$ (3,192,252)	$ 7,600,384

Net income (loss) per common share - basic and diluted:
Income (loss) from continuing operations	$ (0.20)	$ 0.13	$ (0.18)	$ 0.76
Loss from discontinued operations		(0.10)		(0.22)
Net income (loss) per common share	$ (0.20)	$ 0.03	$ (0.18)	$ 0.54
Weighted average shares outstanding	18,769,015	14,927,125	17,811,337	14,099,282

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
OPERATING ACTIVITIES:
Net cash used by operating activities - continuing operations	$ (25,458,736)	$ (10,018,737)
Net cash used by operating activities - discontinued operations		(2,340,970)
	(25,458,736)	(12,359,707)
INVESTING ACTIVITIES:
Purchases of investments	(98,799,107)	(61,099,224)
Proceeds from sale of investments	3,848,950	32,494,541
Proceeds from maturity of investments	18,213,245	39,735,857
Purchases of property and equipment and costs capitalized to water infrastructure	(27,138,070)	(9,138,601)
Cash used in investing activities - discontinued operations		(1,405,980)
Net cash provided by (used in) investing activities	(103,874,982)	586,593

FINANCING ACTIVITIES:
Proceeds from common stock offering, net	100,141,935	73,945,144
Sale of treasury stock for deferred compensation plans	29,392
Excess tax benefits from share based payment arrangements	4,905,804
Repayment of borrowings		(37,929)
Cash used in financing activities - discontinued operations		(498,272)
Net cash provided by financing activities	105,077,131	73,408,943

Effect of exchange rate changes on cash	(3,283)	(2,326,009)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,259,870)	59,309,820

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	136,621,578	37,794,416

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 112,361,708	$ 97,104,236

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized		$ 209,744
Cash paid for income taxes, net of refunds	$ 2,865,896	$ 2,053,000
Non-cash investing and financing activities:
Change in capitalized costs included in other liabilities	$ 5,608,295
Withholding taxes recorded in additional paid in capital related to stock appreciation rights exercise	$ 5,398,767

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

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of the carrying value of investments, unpaid losses and loss adjustment expenses, reinsurance receivables, real estate and water assets, deferred income taxes and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 2007 and December 31, 2006, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

The Company did not grant any awards, and therefore did not recognize any stock based compensation for the three or six months ended June 30, 2007.

Stock-Based Plans Outstanding:

Stock Settled Stock Appreciation Rights:

At June 30, 2007 the Company had one share-based payment arrangement. The PICO Holdings, Inc. 2005 Long Term Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors and consultants. A total of 2,654,000 shares of common stock are issuable under the 2005 Plan and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled stock appreciation rights, restricted stock awards, performance shares, performance units, restricted stock units, deferred compensation awards and other stock-based awards. The plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes required. At June 30, 2007 1,347,609 stock-settled SARs were outstanding (all issued in 2005) with a strike price of $33.76. The awards are fully vested and exercisable at any time before December 12, 2015.

Upon exercise, the employee will receive newly issued shares of PICO Holdings common stock equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes. No compensation expense was recorded under this plan for the three or six months ended June 30, 2007. However, during the three months ended June 30, 2007, 838,356 SAR’s were exercised at a price of $47.54 resulting in the issuance of 129,444 newly-issued common shares. The intrinsic value of the award was $11.6 million which represents an income tax deduction for the Company. No compensation expense was recorded for these options as they were fully vested at December 31, 2006. However, the Company recorded $4.9 million in excess tax benefits directly to shareholders’ equity along with the corresponding employee withholding taxes of $5.6 million, for a net deduction to Additional Paid in Capital of $493,000.

Deferred Compensation:

At June 30, 2007 and December 31, 2006, the Company had $54.9 million and $49.8 million, respectively recorded as deferred compensation payable to various members of management and certain non-employee directors of the Company. The assets of the plan are held in Rabbi Trust accounts which are invested consistent with the Company’s investment policy. The investments are held in separate accounts, accounted for as available for sale securities, and are reported in the accompanying consolidated balance sheets within the line item “Investments”. Assets of the trust will be distributed according to predetermined payout elections established by each employee.

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

During the six months ended June 30, 2007, the Company sold 835 shares of PICO common stock that were held as trust assets and distributed cash proceeds of $29,000 to a director of the Company in satisfaction of deferred compensation obligations.

Notes and other receivables:

Notes and other receivables primarily consist of installment notes from the sale of real estate. These notes generally have terms ranging from three to ten years, with interest rates of 7% to 10%. The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends and circumstances. No provision for bad debts was required for the three and six months ended June 30, 2007 and 2006.

Accounting for Income Taxes:

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $293,000 increase in the liability for unrecognized income tax benefits through opening retained earnings. At the adoption date of January 1, 2007, the Company provided for $3.5 million of unrecognized tax benefits, $2.5 million of which would affect the effective tax rate if recognized. For the three and six months ended June 30 2007, there was no significant increase in the liability for unrecognized tax benefits.

The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, the Company had recorded approximately $377,000 of accrued interest related to uncertain tax positions.

The tax years 2002-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Reclassifications:

The following financial statement items from the three and six months ended June 30, 2006 have been reclassified to discontinued operations:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Revenues	$ 883,385	$ 1,882,019
Expenses	$ 3,329,639	$ 6,900,607
Income tax benefit	$ 908,887	$ 1,774,887

Recently Issued Accounting Pronouncements

SFAS 155 - In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard was effective January 1, 2007. The adoption of SFAS 155 did not have an impact on PICO’s financial statements.

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

SFAS 159 - In February 2007, the FASB issued FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for PICO on January 1, 2008. PICO is currently evaluating the impact of this pronouncement on the consolidated financial statements.

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

For the three and six months ended June 30, 2007 and 2006 the Company’s stock-settled SARs were excluded from the diluted per share calculation because their effect on earnings per share was anti-dilutive.

3. Comprehensive Income

The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

The components of comprehensive income are as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net income (loss)	$ (3,713,196)	$ 382,183	$ (3,192,252)	$ 7,600,384
Net change in unrealized appreciation
(depreciation) on available for sale investments	12,168,869	(1,139,841)	19,973,245	(6,747,101)
Net change in foreign currency translation	599,035	243,164	1,057,253	(38,314)
Total comprehensive income (loss)	$ 9,054,708	$ (514,494)	$ 17,838,246	$ 814,969

Total comprehensive income is net of deferred income tax charge of $4.5 million and $8.2 million for the three and six months ended June 30, 2007, respectively and net of a deferred income tax benefit of $19,000 and $5 million for the three and six months ended June 30, 2006, respectively.

The components of accumulated other comprehensive income:

	June 30, 2007	December 31, 2006
Unrealized appreciation on available for sale investments	$ 86,166,673	$ 66,193,428
Foreign currency translation	(4,185,496)	(5,242,749)
Accumulated other comprehensive income	$ 81,981,177	$ 60,950,679

Accumulated other comprehensive income is net of deferred income tax liabilities of $49.2 million and $37.1 million at June 30, 2007 and December 31, 2006, respectively.

At June 30, 2007, the Company had $133.7 million of unrealized gains before tax and $2.1 million of unrealized losses before tax.

Marketable equity securities: The Company’s $253.4 million investments in marketable equity securities at June 30, 2007 consist primarily of investments in common stock of other publicly traded companies. The gross unrealized gains and losses on equity securities were $133.4 million and $999,000 respectively, at June 30, 2007 and $100.3 million and $701,000, respectively at December 31, 2006. The majority of these losses were continuously below cost for less than 12 months.

Corporate Bonds and US Treasury Obligations: At June 30, 2007, the bond portfolio consisted of $128.6 million of publicly traded corporate bonds and $1.1 million United States Treasury obligations. The total bond portfolio had gross unrealized gains and losses of $230,000 and $1.1 million, respectively at June 30, 2007. At June 30, 2007, $380,000 of the gross loss was continuously below amortized cost for greater than 12 months. The Company does not consider these investments to be other than temporarily impaired because of its intent and ability to hold these bonds until recovery of fair value, which may be maturity. The impairment is mostly due to interest rate fluctuations rather than deterioration of the underlying issuer of the particular bonds.

4. Commitments and Contingencies

   Fish Springs Ranch:

      The Company has capitalized approximately $61.1 million on construction of the pipeline project to convey water from the Fish Springs Ranch ("Fish Springs") to a storage tank near Reno, Nevada. The total cost of the pipeline project is estimated to be $82 million, and the balance of the remaining expenditure will be incurred over the next 6 to 9 months. At June 30, 2007 the Company has remaining commitments for future capital expenditure of approximately $20 million. In addition to the $82 million estimated total cost of the pipeline project, during the third quarter of 2007, the Company intends to enter into approximately $7.7 million in commitments to construct approximately 4 additional miles of 30 inch pipeline from the terminal tank of the original pipeline construction, to the general area of development in the north valleys of Reno.  Management believes that the pipeline will be completed in accordance with the permits, within the expected pipeline project timetable.

The final regulatory approval required for the pipeline project was a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006.  Subsequently, there were two protests against the ROD, and the matter was appealed to the Interior Board of Land Appeals (“IBLA”).  During the third quarter of 2006, the IBLA dismissed the two protests. However, in October 2006, one protestant, the Pyramid Lake Paiute Tribe, filed an action with the U.S. District Court against the Bureau of Land Management and US Department of the Interior. The Tribe asserted that the exportation of 8,000 acre feet of water per year from Fish Springs Ranch to the northern valleys of Reno would negatively impact their water rights located in a basin within the boundaries of the Pyramid Lake Paiute Tribe reservation.

The Tribe initiated several legal actions to assert their claims and to stop construction of the pipeline. While the Company believed the claims were without merit, the Tribe’s legal actions might have caused significant delays to the completion of the construction of the pipeline. To avoid any such delays, Fish Springs and the Tribe entered into negotiations to settle all outstanding claims and legal actions. On May 30, 2007 the parties signed an agreement that resolved all of the Tribe’s claims. The amounts payable to the Tribe as a result of the settlement agreement are predominately attributable to settlement of the claims rather than the acquisition of additional water rights or other assets.  The settlement obligates Fish Springs to:

•	pay $500,000 upon signing of agreement;
•	transfer 6,214 acres of real estate Fish Spring owns (fair value of $500,000 and a book value of $139,000);
•	pay $3.1 million on January 8, 2008; and
•
pay $3.6 million on the later of January 8, 2009 or the date an Act of Congress ratifies the settlement agreement (Interest accrues at LIBOR from January 8, 2009, if the payment is made after that date).

There are 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch. The existing permit allows up to 8,000 acre-feet of water per year to be exported to support the development in the Reno area. The settlement agreement also provides that, in exchange for the Tribe agreeing to not oppose all permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, Fish Springs will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs sells in excess of 8,000 acre-feet per year, up to 13,000 acre- feet per year. The obligation to expense and pay the 12% fee is due only if and when the Company sells water in excess of 8,000 acre-feet, accordingly, Fish Springs Ranch will record the liability for such amounts due at that time. Currently there is not regulatory approval to export any water in excess of 8,000 acre-feet per year from Fish Springs Ranch to support further development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

Consequently, for the three months ended June 30, 2007, the Company accrued settlement expense of $7.3 million. At June 30, 2007, the initial payment of $500,000 and the real estate had been transferred leaving an accrued liability of $6.7 million.

Exegy Litigation:

On November 13, 2006 Exegy Inc. filed a lawsuit against PICO and HyperFeed in state court in Missouri seeking a declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 Contribution Agreement  was valid.  In the event that Exegy’s November 7, 2006 letter is not determined to be a valid termination of the Contribution Agreement, Exegy seeks  a declaration that PICO and HyperFeed have materially breached the Contribution Agreement,  for which Exegy seeks monetary damages and an injunction against further material breach.  Finally, Exegy seeks a declaratory judgment that if its November 7, 2006 notice of termination was not valid, and that if PICO and HyperFeed did materially breach the Contribution Agreement but that a continuing breach cannot be remedied or enjoined, then Exegy seeks a declaration that Exegy should be relieved of further performance under the Contribution Agreement due to alleged HyperFeed actions deemed by Exegy to be inconsistent with the Contribution Agreement. On December 15, 2006 the lawsuit filed by Exegy on November 13, 2006 was removed from Missouri state court to federal court. On February 2, 2007, this case was transferred to the United States Bankruptcy Court, District of Delaware.

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

The United States Bankruptcy Court, District of Delaware has accepted both cases and both cases will continue as adversary proceedings. On July 11, 2007, the parties entered into mediation to attempt to resolve these two lawsuits.

The Company is subject to various litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5. Segment Reporting

PICO Holdings, Inc. is a diversified holding company engaged in four major operating segments: Water Resource and Water Storage Operations, Real Estate Operations, Business Acquisitions and Financing, and Insurance Operations in Run Off.

The accounting policies of the reportable segments are the same as those described in the Company’s 2006 Annual Report on Form 10-K. Total assets increased $129.4 million from December 31, 2006 primarily due to the proceeds received from the Company’s stock offering which closed in February 2007. Such proceeds were allocated between the Water Resource and Water Storage Operations and the Business Acquisitions and Financing segment.

Management analyzes segments using the following information:

Segment assets:

	At June 30, 2007	At December 31, 2006	Increase
Total Assets:
Water Resource and Water Storage Operations	$ 226,204,042	$ 146,115,727	$ 80,088,315
Real Estate Operations	80,539,150	73,266,068	7,273,082
Business Acquisitions and Financing	145,524,972	127,304,476	18,220,496
Insurance Operations in Run Off	226,168,835	202,356,668	23,812,167
	$ 678,436,999	$ 549,042,939	$ 129,394,060

Segment Revenues:
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Water Resource and Water Storage Operations	$1,492,627	$ 673,935	$2,466,991	$ 982,284
Real Estate Operations	2,960,805	4,626,254	6,467,991	6,391,587
Business Acquisitions and Financing	2,647,646	3,188,181	3,824,052	12,160,869
Insurance Operations in Run Off	1,213,198	1,059,652	3,268,643	8,259,920
Total Revenues	$8,314,276	$9,548,021	$16,027,677	$27,794,660

Income (Loss) Before Taxes and Minority Interest:
Water Resource and Water Storage Operations	$(7,209,479)	$(782,481)	$(7,590,530)	$(1,961,377)
Real Estate Operations	1,638,571	2,723,539	3,838,589	3,650,393
Business Acquisitions and Financing	(980,614)	879,281	(3,055,579)	7,627,147
Insurance Operations in Run Off	862,380	748,449	2,563,230	7,549,003
Income (Loss) Before Taxes and Minority Interest	$(5,689,142)	$3,568,788	$(4,244,290)	$16,865,166

6. Private Placement of Common Stock

On February 28, 2007, the Company closed a Securities Purchase Agreement to sell 2,823,000 shares of newly issued common stock to institutional investors at a price of $37 per share. After placement costs, net proceeds to the Company were $100.1 million. The Company was obligated under the Securities Purchase Agreement to file a registration statement on Form S-3 to register the shares under the Securities Act of 1933. Such statement became effective on April 13, 2007.

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

•
Nevada Land & Resource Company, LLC (“Nevada Land”), an operation that we built since we acquired the company more than 10 years ago, which owns approximately 507,000 acres of land in Nevada, and certain mineral rights and water rights related to the property;

•	Physicians Insurance Company of Ohio (“Physicians”), which is “running off” its medical professional liability insurance loss reserves, and was our original business historically;
•
Citation Insurance Company (“Citation”), which is “running off” its historic property & casualty insurance and workers’ compensation loss reserves. Citation was acquired because it was complimentary to our other insurance operations at the time; and

•
Global Equity AG, which holds our interest in Jungfraubahn Holding AG (“Jungfraubahn”). Jungfraubahn is a Swiss public company that operates railway and related tourism and transport activities in the Swiss Alps. Jungfraubahn’s shares trade on the SWZ Swiss Exchange. We believe that Jungfraubahn was significantly undervalued at the time we acquired our interest, which was primarily between 1999 and 2003.

RESULTS OF OPERATIONS--THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Shareholders’ Equity
At June 30, 2007, PICO had shareholders’ equity of $522.5 million ($27.74 per share), compared to $513.9 million ($27.48 per share) at March 31, 2007, and $405.2 million ($25.52 per share) at December 31, 2006. Book value per share increased by $2.22, or 8.7%, during the first half of 2007, and by $0.26, or 1%, during the second quarter of 2007.

During the second quarter of 2007, shareholders’ equity increased by $8.6 million, primarily due to a $12.2 million net increase in unrealized appreciation in available-for-sale securities (after-tax), which more than offset the net loss of $3.7 million for the quarter.

Shareholders’ equity increased by $117.3 million during the first half of 2007, primarily due to a $20 million net increase in unrealized appreciation in available-for-sale securities (after-tax), and the issuance of 2.8 million new shares at $37 per share, for net proceeds of $100.1 million (after placement costs).

At June 30, 2007, on a consolidated basis, available-for-sale investments showed a net unrealized gain of $86.2 million after-tax, consisting of approximately $87.6 million in gains, partially offset by $1.4 million in losses. This compares to a net unrealized gain of $66.2 million after-tax at December 31, 2006.

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

For the second quarter of 2007, PICO recorded comprehensive income of $9.1 million, which consisted of a $12.2 million net increase in unrealized appreciation in investments and a $599,000 foreign currency translation credit , partially offset by the quarter’s net loss of $3.7 million.

For the first half of 2007, PICO recorded comprehensive income of $17.8 million, which consisted of a $20 million net increase in unrealized appreciation in investments and a $1.1 million foreign currency translation credit , partially offset by the first half’s net loss of $3.2 million.

Segment Results of Operations
Segment revenues and income (loss) before taxes and minority interest for the second quarter and first half of 2007 and 2006 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Water Resource and Water Storage Operations	$1,493,000	$ 674,000	$2,467,000	$ 982,000
Real Estate Operations	2,961,000	4,626,000	6,467,000	6,392,000
Business Acquisitions and Financing	2,647,000	3,188,000	3,824,000	12,161,000
Insurance Operations in Run Off	1,213,000	1,060,000	3,270,000	8,260,000
Total Revenues	$8,314,000	$9,548,000	$16,028,000	$27,795,000

Income (Loss) Before Taxes and Minority Interest:
Water Resource and Water Storage Operations	$(7,209,000)	$(782,000)	$(7,591,000)	$(1,961,000)
Real Estate Operations	1,639,000	2,724,000	3,839,000	3,650,000
Business Acquisitions and Financing	(981,000)	879,000	(3,055,000)	7,627,000
Insurance Operations in Run Off	862,000	748,000	2,563,000	7,549,000
Income (Loss) Before Taxes and Minority Interest	$(5,689,000)	$3,569,000	$(4,244,000)	$16,865,000

Second Quarter Net Income
Second quarter revenues were $8.3 million in 2007, compared to $9.5 million in 2006, a decrease of $1.2 million year over year. Revenues from the Business Acquisitions and Financing segment decreased $541,000 year over year, principally due to $535,000 lower realized gains on the sale of holdings. Revenues from Real Estate Operations were $1.7 million lower year over year, primarily due to $1.7 million lower land sales revenues. These decreases were partially offset by revenue increases of $819,000 in Water Resource and Water Storage Operations, primarily due to higher net investment income, and $153,000 in the Insurance Operations in Run Off segment.

Second quarter costs and expenses were $14 million in 2007, compared to $6 million in 2006. The $8 million increase in expenses is principally due to the settlement with the Pyramid Lake Pauite Tribe (“the Tribe settlement”) for which $7.3 million was recorded as an expense in the Water Resources and Water Storage Operations segment in the second quarter of 2007.

PICO recorded a $5.7 million loss before taxes and minority interest in the second quarter of 2007, compared to income before taxes and minority interest of $3.6 million in the second quarter of 2006. The $9.3 million year over year decrease in second quarter income before taxes and minority interest primarily resulted from a $6.4 million greater segment loss from Water Resource and Water Storage Operations, and a $1.9 million decline in the Business Acquisitions & Financing segment result. The $6.4 million year over year increase in the Water Resource and Water Storage Operations segment loss largely resulted from the $7.3 million Tribe settlement expense recognized in the second quarter of 2007. The Business Acquisitions and Financing segment incurred a $981,000 loss in the second quarter of 2007, compared to income of $879,000 in the second quarter of 2006, principally as a result of a $2.4 million unfavorable change in a foreign currency expense (income) item year over year. In addition, Real Estate Operations segment income decreased $1.1 million year over year, primarily due to a $1.1 million lower gross margin from the sale of former railroad land.

After an income tax benefit of $2 million, PICO reported a net loss of $3.7 million ($0.20 per share) for the second quarter of 2007.

For the second quarter of 2006, PICO recorded net income of $382,000 ($0.03 per share), consisting of income of $1.9 million ($0.13 per share) from continuing operations, partially offset by a loss from discontinued operations of $1.5 million after-tax ($0.10 per share).

First Half Net Income
Revenues for the first half of 2007 were $16 million in 2007, compared to $27.8 million in 2006, a decrease of $11.8 million year over year. Revenues from the Business Acquisitions and Financing segment decreased $8.3 million year over year, principally as a result of an $8.7 million decline in realized gains. Similarly, revenues from the Insurance Operations in Run Off segment decreased $5 million, primarily due to $5.2 million lower realized gains. These revenue decreases were partially offset by a $1.5 million increase in Water Resource and Water Storage Operations revenues, principally as a result of $1.5 million higher net investment income.

First half costs and expenses were $20.3 million in 2007, compared to $10.9 million in 2006. The $9.4 million increase in expenses is principally due to the $7.3 million Tribe settlement in the first half of 2007.

PICO recorded a $4.2 million loss before taxes and minority interest in the first half of 2007, compared to income before taxes and minority interest of $16.9 million in the first half of 2006, a year over year decrease of $21.1 million. The $5.6 million year over year increase in the Water Resource and Water Storage Operations segment loss largely resulted from the $7.3 million Tribe settlement expense. The Business Acquisitions and Financing segment incurred a $3.1 million loss in the first half of 2007, compared to income of $7.6 million in 2006, principally as a result of an $8.7 million decrease in realized gains, and a $2.3 million unfavorable change in a foreign currency expense (income) year over year. Insurance Operations in Run Off segment income decreased $5 million year over year, primarily due to a $5.2 million lower realized gains.

After an income tax benefit of $1.1 million, PICO reported a net loss of $3.2 million ($0.18 per share) for the first half of 2007.

For the first half of 2006, PICO recorded net income of $7.6 million ($0.54 per share), consisting of income of $10.7 million ($0.76 per share) from continuing operations, partially offset by a loss from discontinued operations of $3.1 million after-tax ($0.22 per share).

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Sale of Real Estate and Water Assets	$ 5,000	$ 7,000	$ 8,000	$ 35,000
Net Investment Income	1,451,000	577,000	2,411,000	883,000
Other	37,000	90,000	48,000	64,000
Segment Total Revenues	$1,493,000	$674,000	$2,467,000	$982,000

Expenses:
Cost of Real Estate and Water Assets	$(2,000)	$(2,000)	$(2,000)	$(11,000)
Depreciation and Amortization	(255,000)	(323,000)	(517,000)	(589,000)
Overhead	(503,000)	(563,000)	(1,039,000)	(1,051,000)
Project Expenses	(7,942,000)	(568,000)	(8,500,000)	(1,292,000)
Segment Total Expenses	$(8,702,000)	$(1,456,000)	$(10,058,000)	$(2,943,000)
Loss Before Tax	$(7,209,000)	$(782,000)	$(7,591,000)	$(1,961,000)

Over the past six years, several large sales of real estate and water assets have generated the bulk of Vidler’s revenues.  Since the date of closing generally determines the accounting period in which the sales revenues and cost of sales are recorded, Vidler’s reported revenues and income fluctuate from quarter to quarter depending on the dates when specific transactions close.  Consequently, sales of real estate and water assets for any individual quarter are not necessarily indicative of likely revenues for future quarters or the full financial year.

Segment Results
Vidler generated net investment income of $1.5 million in the second quarter of 2007, and $2.4 million for the first half of 2007, primarily interest from the temporary investment of cash proceeds from the May 2006 and February 2007 equity offerings by PICO. In aggregate, the stock offerings raised net proceeds of $174.1 million, which were principally allocated to Vidler for existing and new projects, including the design and construction of a pipeline to convey water from Fish Springs Ranch to Reno. See "Fish Springs Ranch” and “Idaho” below.

Vidler generated net investment income of $577,000 in the second quarter of 2006, and $833,000 in the first half of 2006, primarily interest from the temporary investment of funds to be expended on the Fish Springs pipeline project in money market funds and fixed-income securities.

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

Project Expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees. Project Expenses are expensed as appropriate under GAAP, and could fluctuate from period to period depending on activity within Vidler’s various water resource projects. Costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized as part of the cost of the asset, and charged to cost of sales when revenue is recognized. Project Expenses principally relate to:

•	the operation and maintenance of the Vidler Arizona Recharge Facility;
•	the development of water rights in the Tule Desert groundwater basin (part of the Lincoln County agreement);
•	the utilization of water rights at Fish Springs Ranch as future municipal water supply for the north valleys of the Reno, Nevada area;
•	the operation of Fish Springs Ranch, and maintenance of the associated water rights; and
•	in the second quarter and first half of 2007, a settlement of all outstanding claims and legal actions with the Pyramid Lake Paiute Tribe (“the Tribe settlement”). See “Fish Springs Ranch” below.

Overhead Expenses were little changed year over year, at $503,000 in the second quarter of 2007, compared to $563,000 in the second quarter of 2006. However, Project Expenses were $7.9 million in the second quarter of 2007, compared to $568,000 in the second quarter of 2006. The increase was due to an expense of $7.3 million resulting from a settlement between Fish Springs Ranch LLC, and the Pyramid Lake Paiute Tribe, in the second quarter of 2007. See “Fish Springs Ranch” below. Excluding the Tribe settlement, project expenses in the second quarter of 2007 were approximately $642,000.

Overhead Expenses were $1 million in the first half of 2007, slightly less than the $1.1 million in the first half of 2006. However, Project Expenses were $8.5 million in the first half of 2007, compared to $1.3 million in the first half of 2006, due to the $7.3 million expense resulting from the Tribe settlement. Excluding the Tribe settlement, project expenses in the first half of 2007 were approximately $1.2 million.

The year over year decreases of $6.4 million in the second quarter segment result, and $5.6 million in the first half segment result, were principally due to the $7.3 million Tribe settlement expense, partially offset by higher net investment income earned in 2007 as a result of higher liquid funds available for short-term investment.

Fish Springs Ranch
Vidler has a 51% membership interest in, and is the managing partner of, Fish Springs Ranch. Vidler is constructing a pipeline to convey 8,000 acre-feet of water annually from Fish Springs Ranch to a central storage tank in northern Reno, Nevada, which could supply water to the new projects of several developers in the north valleys of Reno.

We believe that the current market value of water in the area exceeds the total estimated cost of the pipeline and the water to be supplied. To date, Vidler has entered into agreements to sell approximately 117.5 acre-feet of water at a price of $45,000 per acre-foot, as and when water can be delivered through the completed pipeline.

During 2006, we began construction of the pipeline and an electrical substation to provide the power which will be required to pump the water. As of June 30, 2007, approximately 75% of the project has been completed, on time and on budget. We anticipate being able to deliver water in late 2007 or early 2008.

The total cost of the pipeline project is estimated to be approximately $82 million. As of June 30, 2007, approximately $61.1 million of the costs related to the design and construction of the pipeline have been spent and capitalized (i.e., recorded as an asset on our balance sheet, in the line “Real estate and water assets”). The remaining costs will be incurred over the next 6 to 9 months. As of June 30, 2007, Vidler has commitments for future capital expenditure of approximately $20 million, related to the Fish Springs pipeline.

In addition to the $82 million estimated total cost of the pipeline project, during the third quarter of 2007, Fish Springs intends to enter into approximately $7.7 million in commitments to construct additional infrastructure.  The proposed additional infrastructure is approximately 4 miles of 30 inch pipeline, to be constructed from the terminal tank (part of the original pipeline construction) to the general area of development in the north valleys of Reno.  Originally, it was anticipated that this infrastructure would be constructed by the local utility. However, Fish Springs is able to design, construct, and complete this infrastructure in less time, at a more competitive cost, and thus enhance access to the Fish Springs water resource by the development community. This additional cost will be factored in the price of the water that is sold to developers.

Project expenses for the second quarter and first half of 2007 include an expense of $7.3 million resulting from a settlement between Fish Springs Ranch LLC, and the Pyramid Lake Paiute Tribe.

The final regulatory approval required for the pipeline project was a Record of Decision (“ROD”) for a right of way, which was granted in May 2006.  Subsequently, the Tribe pursued a number of protests and legal challenges to the granting of the ROD, which by April 2007 had resulted in construction on the Project being restricted to the private lands involved in the pipeline route and the existing open trench on the public lands.

The Tribe had asserted that exporting 8,000 acre-feet of water per year from the Fish Springs Ranch to the north valleys of Reno through a 38 mile pipeline would negatively impact the Tribe’s water rights in a basin, within the boundaries of the Pyramid Lake Paiute Tribe reservation.  While we believed that the claims were without merit, the Tribe’s legal actions could have caused significant delays to the completion of the construction of the pipeline. To avoid any such delays, Fish Springs and the Tribe entered into negotiations to settle all outstanding claims and legal actions. On May 30, 2007 Fish Springs and the Tribe signed an agreement that resolved all of the Tribe’s claims to the exportation of water from the Fish Springs ranch.  The amounts payable to the Tribe as a result of the settlement agreement are predominately attributable to settlement of the claims rather than the acquisition of additional water rights or other assets.

The $7.3 million settlement expense consists of:
•         a cash payment of $500,000, which was made during the second quarter of 2007;
•         the transfer of approximately 6,214 acres of land, with a fair value of $500,000 and a book value of $139,000, to the Tribe in the second quarter of 2007;
•         a payment of $3.1 million scheduled for January 8, 2008; and
•         a payment of $3.6 million on the later of January 8, 2009 or the date an Act of Congress ratifies the settlement agreement (Interest accrues at LIBOR from January 8, 2009, if the payment is made after that date).

Accordingly, Fish Springs accrued a liability of $6.7 million for the outstanding payments due at June 30, 2007.

    There are 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch. The existing permit allows up to 8,000 acre-feet of water per year to be exported to support the development in the Reno area. The settlement agreement also provides that, in exchange for the Tribe agreeing to not oppose all permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, Fish Springs will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs sells in excess of 8,000 acre-feet per year, up to 13,000 acre- feet per year. The obligation to expense and pay the 12% fee is due only if and when the Company sells water in excess of 8,000 acre-feet, accordingly, Fish Springs Ranch will record the liability for such amounts due at that time. Currently there is not regulatory approval to export any water in excess of 8,000 acre-feet per year from Fish Springs Ranch to support further development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

In accordance with the Fish Springs partnership agreement, our 49% partner’s proportionate share of the Tribe settlement expense will be recouped from the net revenues generated from the sale of Fish Springs water resources.

    Management believes that the pipeline will be completed within the expected pipeline project timetable.

Coyote Springs
In January 2007, Lincoln County Water District and Vidler (“Lincoln/Vidler”) were awarded 1,000 acre-feet of new water rights at Kane Springs, Nevada. Once the final permit is received and a right of way has been obtained, sale of the water rights to Coyote Springs is scheduled to close in 30 days. We expect to obtain the right of way before the end of 2007. The current price for the water is $6,655 per acre-foot.

Western Nevada
Vidler is developing water resources in the Carson City and Lyon County areas of western Nevada, to help resolve system demand and water shortage issues.  Vidler entered into a water resource teaming agreement with Carson City in December 2006, which could initially result in the creation of 2,000 acre-feet of new water supply.

In addition, and separately from our agreement with Carson City, Vidler has obtained an option to acquire 1,000 acre-feet of agricultural water rights, which we intend to deliver to municipal users.

Idaho
In July 2007, after the end of the second quarter, Vidler closed on the purchase of approximately 1,350 acres of land and the related 5,186 acre-feet of agricultural water rights for $9.2 million, located in Idaho. The property is currently being farmed, and grows apples, silage corn, and alfafa.

This purchase is Vidler’s first acquisition of real estate and water resources in Idaho. The property is near the fast-growing areas of Boise, Nampa and Caldwell, where future development could be constrained by the lack of developable land with water to support development.

We believe that the property is well suited to a residential planned unit development, although we are also considering other alternative future uses for both the land and the water resources acquired.

REAL ESTATE OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Sale of former Railroad Land	$2,112,000	$3,826,000	$4,419,000	$5,054,000
Net Investment Income	680,000	391,000	1,537,000	770,000
Other	169,000	409,000	511,000	568,000
Segment Total Revenues	$2,961,000	$4,626,000	$6,467,000	$6,392,000

Expenses:
Cost of former Railroad Land Sold	$(703,000)	$(1,299,000)	$(1,469,000)	$(1,671,000)
Operating Expenses	(619,000)	(603,000)	(1,159,000)	(1,071,000)
Segment Total Expenses	$(1,322,000)	$(1,902,000)	$(2,628,000)	$(2,742,000)
Income Before Tax	$1,639,000	$2,724,000	$3,839,000	$3,650,000

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

During the first quarter of 2007, we commenced two new real estate operations through two wholly-owned subsidiary companies, Bedrock Land Development, Inc. (“Bedrock”), and Global Equity Corporation (“Global Equity”). The new real estate operations generated minimal revenues in the first half of 2007.

Bedrock has been formed with the objective of acquiring attractive and well-located developable land, partially developed lots, or finished lots, in select California markets, where medium-sized regional developers and homebuilders may have run into liquidity challenges as a result of the downturn in the housing market.

In April 2007, Bedrock closed on the purchase of 167 un-entitled lots in east Fresno, California for approximately $3.7 million. Bedrock is now working through the entitlement process. The City of Fresno is located in the Central Valley of California, an area where housing is affordable and which is forecast to experience strong population growth over the next 20 years. Bedrock is taking a highly selective approach to acquisitions, and is actively reviewing other opportunities.

Global Equity is a Canadian company which manages the Phoenix Capital Income Trust and its subsidiary Phoenix Capital, Inc. (collectively “Phoenix”). Phoenix is in the business of acquiring interests in privately-traded Canadian real estate partnerships and syndicates (collectively “partnership units”) at an appropriate discount, to reflect the lack of a public trading market for the partnership units. Global Equity is managing the existing portfolio of partnership units owned by Phoenix, and Global Equity will be the vehicle through which additional partnership units will be acquired. During the second quarter of 2007, Global Equity acquired partnership units with a cost basis of $394,000.

In the second quarter of 2007, Nevada Land sold approximately 21,620 acres of former railroad land for $2.1 million. The average sales price was $98 per acre, and our average basis in the land sold was $33 per acre. The gross margin on land sales was $1.4 million, which represents a gross margin percentage of 66.7%.

In the second quarter of 2006, Nevada Land sold approximately 51,539 acres of land for $3.8 million. The average sales price was $74 per acre, and our average basis in the land sold was $25 per acre. The gross margin on land sales was $2.5 million, which represents a gross margin percentage of 66%.

The second quarter segment result decreased by $1.1 million year over year, principally due to a $1.1 million, or 44.2%, decline in gross margin from land sales year over year. This primarily resulted from a 58% decrease in the volume of land sold, although the gross margin percentage improved slightly year over year. We believe that the decrease in land sales reflects typical quarterly fluctuation due to the timing of closings, rather than a decrease in demand for our lands. There are land sales in escrow, scheduled to close by the end of 2007, with a value of more than $9 million.

In the first half of 2007, segment total revenues were $6.5 million. Nevada Land sold approximately 47,404 acres of former railroad land for $4.4 million. The average sales price was $93 per acre, and our average basis in the land sold was $31 per acre. The gross margin on land sales was $2.9 million, which represents a gross margin percentage of 66.8%.

In the first half of 2006, Nevada Land sold approximately 65,902 acres of land for $5.1 million. The average sales price was $77 per acre, and our average basis in the land sold was $25 per acre. The gross margin on land sales was $3.4 million, which represents a gross margin percentage of 66.9%.

The first half segment result improved by $189,000 year over year. This was principally due to a $767,000 year over year increase in net investment income, which represents interest earned on the proceeds from land sales and on land sales contracts where Nevada Land has provided vendor financing. The gross margin from land sales declined $434,000 year over year, primarily as a result of a 28% decrease in the volume of land sold.

BUSINESS ACQUISITIONS AND FINANCING

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Realized Gains on Sale of Holdings	$ 6,000	$ 541,000	$ 5,000	$ 8,698,000
Net Investment Income	2,609,000	2,551,000	3,786,000	3,266,000
Other	32,000	96,000	33,000	197,000
Segment Total Revenues	$2,647,000	$3,188,000	$3,824,000	$12,161,000

Segment Total Expenses	$(3,628,000)	$(2,309,000)	$(6,879,000)	$(4,534,000)
Income (Loss) Before Tax	$(981,000)	$879,000	$(3,055,000)	$7,627,000

This segment contains businesses, interests in businesses, and other parent company assets. Revenues and results in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale of holdings, and are not necessarily comparable from year to year.

The largest holding in this segment is Jungfraubahn Holding AG, which has a market value and carrying value of $63.5 million (before taxes) at June 30, 2007, compared to $49.1 million at December 31, 2006.

For the second quarter of 2007, net investment income was $2.6 million, including $1.4 million from Jungfraubahn’s annual dividend payment for 2006.

In the second quarter of 2006, net investment income was $2.6 million, including $1.2 million from Jungfraubahn’s annual dividend payment for 2005.

Second quarter segment revenues decreased $541,000 year over year, primarily due to a $535,000 lower level of realized gains.

Second quarter segment expenses increased $1.3 million year over year. The expenses recorded in this segment primarily consist of holding company costs which are not allocated to our other segments, for example, rent for our head office. The bulk of the year over year increase in segment expenses is due to a $2.4 million unfavorable change in a foreign currency benefit (expense).

Certain of our interests in Swiss public companies are held by PICO European Holdings, LLC (“PICO European Holdings”), a wholly owned subsidiary of Physicians Insurance Company of Ohio. Part of PICO European Holdings’ funding comes from a loan from PICO Holdings, Inc. which is denominated in Swiss Francs. Since the U.S. dollar is the functional currency for our financial reporting, under GAAP we are required to record a benefit (expense) through the statement of operations to reflect fluctuation in the rate of exchange between the Swiss Franc and the U.S. dollar, although there is no net impact on consolidated shareholders’ equity (before related tax effects). An exchange rate expense of $317,000 was recorded in PICO’s statement of operations in the second quarter of 2007, compared to a $2.1 million exchange rate benefit, which reduced segment expenses, in the second quarter of 2006.

In the first half of 2007, net investment income was $3.8 million, including the $1.4 million dividend from Jungfraubahn.

In the first half of 2006, realized gains on the sale of holdings were $8.7 million, primarily represented by gains of $6.8 million on the sale of our holding in Anderson-Tully Company, and $1 million on the sale of part of our holding in Raetia Energie AG. Net investment income was $3.3 million, including a $1.2 million dividend from Jungfraubahn.

First half segment revenues decreased $8.3 million year over year, primarily due to an $8.7 million reduction in realized gains.

First half segment expenses increased $2.3 million year over year, primarily due to a $2.3 million reduction in the foreign currency benefit.

INSURANCE OPERATIONS IN RUN OFF

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Realized Gains on Sale of Holdings	$204,000	$ 147,000	$1,432,000	$6,676,000
Net Investment Income	990,000	913,000	1,807,000	1,584,000
Other	19,000		31,000
Segment Total Revenues	$1,213,000	$1,060,000	$3,270,000	$8,260,000

Segment Total Expenses	$(351,000)	$(312,000)	$(707,000)	$(711,000)

Income Before Taxes:
Physicians Insurance Company of Ohio	$742,000	$652,000	$1,991,000	$5,945,000
Citation Insurance Company	120,000	96,000	572,000	1,604,000
Income Before Tax	$862,000	$748,000	$2,563,000	$7,549,000

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

Realized investment gains were $1.4 million in the first half of 2007, compared to $6.7 million in the first half of 2006. Segment income decreased from $7.5 million in the first half of 2006 to $2.6 million in the first half of 2007, primarily due to a $5.3 million decrease in realized gains. Realized gains in the first half of 2006 included a $6.1 million gain from the sale of one equity position.

Physicians Insurance Company of Ohio

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES (In Millions)
	June 30, 2007	December 31, 2006

Direct Reserves	$9.7	$10.4
Ceded Reserves	(0.8)	(1.0)
Net Medical Professional Liability Insurance Reserves	$8.9	$9.4

Net reserves decreased by $487,000 during the first half of 2007, due to the payment of $672,000 in direct losses and loss adjustment expenses, partially offset by reinsurance recoveries of $185,000. No unusual trends in claims were noted.

Citation Insurance Company

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES (In Millions)
	June 30, 2007	December 31, 2006
Property & Casualty Insurance
Direct Reserves	$6.3	$6.6
Ceded Reserves	(1.6)	(1.5)
Net Property & Casualty Insurance Reserves	$4.7	$5.1

Workers’ Compensation
Direct Reserves	$22.4	$24.1
Ceded Reserves	(13.6)	(14.5)
Net Workers’ Compensation Insurance Reserves	$8.8	$9.6

Total Reserves	$13.5	$14.7

During the first half of 2007, Citation’s net property and casualty insurance reserves declined by $329,000, due to the payment of $322,000 in direct losses and loss adjustment expenses and a $7,000 adjustment to reinsurance.

During the first half of 2007, Citation’s net workers’ compensation reserves declined by $849,000, due to the payment of $1.7 million in direct losses and loss adjustment expenses, partially offset by the recovery of approximately $807,000 from reinsurance companies. There were no unusual trends in claims during the first half of 2007.

DISCONTINUED OPERATIONS - HYPERFEED TECHNOLOGIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loss Before Income Taxes		$(2,446,000)		$(5,018,000)
Income Tax Benefit		909,000		1,774,000
Gain On Sale of HyperFeed’s Discontinued Operations, net				165,000
Loss After Tax		$(1,537,000)		$(3,079,000)

During the fourth quarter of 2006, HyperFeed filed for bankruptcy under Chapter 7 of the Bankruptcy Code. After the bankruptcy filing, HyperFeed was removed from PICO’s financial statements as a consolidated entity, so there were no Discontinued Operations related to HyperFeed in 2007.

LIQUIDITY AND CAPITAL RESOURCES—SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Cash Flow
PICO’s assets primarily consist of our operating subsidiaries, holdings in public companies, and cash and cash equivalents. On a consolidated basis, the Company had $112.4 million in cash and equivalents at June 30, 2007, compared to $136.6 million at December 31, 2006.

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

In broad terms, the cash flow profile of our principal operating subsidiaries is:

•
As Vidler’s water assets are monetized, Vidler should generate free cash flow as receipts from the sale of real estate and water assets have overtaken maintenance capital expenditure, development costs, financing costs, and operating expenses;

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

As shown in the Condensed Consolidated Statements of Cash Flow, cash and cash equivalents decreased by $24.3 million in the first half of 2007, compared to a $59.3 million net increase in the first half of 2006.

During the first half of 2007, Operating Activities used $25.5 million in cash. The principal operating cash inflow was land sales by Nevada Land. The principal operating cash outflows include overhead expenses, tax payments, and the payment of management incentive compensation related to 2006 performance. In addition, an Operating Cash outflow of $4.9 million was recorded, which relates to the exercise of stock-based stock appreciation rights (“SAR”) during the first half of 2007.

During the first half of 2006, the Operating Activities of continuing operations used cash of $10 million. The principal operating cash inflow was the collection of principal on collateralized notes related to Vidler’s sale of assets at Big Springs Ranch and West Wendover in previous years. The principal operating cash outflows include overhead expenses, the payment of management incentive compensation related to 2005 performance, tax payments, the cost of drilling wells in several locations by Vidler, and the payment of claims by our insurance companies. In addition, the operating activities of discontinued operations used cash of $2.3 million

Investing Activities used $103.9 million of cash in the first half of 2007. The principal investing use of cash was a $65.3 million net increase in fixed-income securities, which represents the temporary investment of a portion of the proceeds of the February 2007 stock offering. In addition, we outlaid $27.1 million for property and equipment, primarily related to the Fish Springs pipeline project, and $11.5 million net was invested in stocks.

In the first half of 2006, the Investing Activities of continuing operations generated cash of $2 million. The sale of investments exceeded purchases, providing $11.1 million in cash. The principal use of investing cash was $9.1 million in outlays for property and equipment, primarily related to the Fish Springs pipeline project. In the first half of 2006, the investing activities of discontinued operations used cash of $1.4 million.

Financing Activities provided $105.1 million of cash in the first half of 2007. This primarily represented the sale of 2.8 million newly-issued shares of PICO common stock for net proceeds of $100.1 million. In addition, there was a $4.9 million tax benefit related to the exercise of SAR. During the period, $2.5 million of the loan facility held at Global Equity AG became due and was refinanced at a rate of LIBOR plus 200 basis points (currently at 4.19%) for two more years. In the first half of 2006, the Financing Activities of continuing operations provided cash of $73.4 million, which primarily represented the sale of 2.6 million newly-issued shares of PICO common stock for net proceeds of $73.9 million, and the financing activities of discontinued operations used $498,000 of cash.

During the first six months of 2007, we continued construction of a pipeline to convey water from the Fish Springs Ranch to a storage tank near Reno, Nevada, and continued construction of a plant to generate the electricity which will be required to pump the water. As of June 30, 2007, approximately $61.2 million of the $82 million of the costs related to the design and construction of the Fish Springs Ranch pipeline project had been paid. However, the Company intends to enter new contracts to build additional infrastructure related to the pipeline that could cost up to $6 million. The total remaining expenditure will be incurred over the next 6 to 9 months. At June 30, 2007, Vidler had commitments for future capital expenditure of approximately $20 million.

 Share Repurchase Program
In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

As of June 30, 2007, no stock had been repurchased under this authorization.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

PICO’s balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. PICO currently has interest rate risk as it relates to its fixed maturity securities, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, PICO’s borrowings are short to medium term in nature and therefore approximate fair value. At June 30, 2007, PICO had $129.7 million of fixed maturity securities, $253.4 million of marketable equity securities that were subject to market risk, of which $154.3 million were denominated in foreign currencies, primarily Swiss francs. PICO’s investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

PICO uses two models to report the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities PICO uses duration modeling to calculate changes in fair value. The sensitivity analysis duration model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price if the security. At June 30, 2007, the model calculated a loss in fair value of $3.7 million. For its marketable securities, PICO uses a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, PICO uses a hypothetical 20% decrease in the local currency of that investment. Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by management to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of PICO’s marketable equity securities produced a loss in fair value of $50.7 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of PICO’s foreign denominated investments produced a loss of $28.3 million that would impact the foreign currency translation in shareholders’ equity.

Item 4: Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There were no material changes in our internal controls over financial reporting for the three months ended June 30, 2007.

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

Exegy Litigation:

On November 13, 2006 Exegy Inc. filed a lawsuit against PICO and HyperFeed in state court in Missouri seeking a declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 Contribution Agreement  was valid.  In the event that Exegy’s November 7, 2006 letter is not determined to be a valid termination of the Contribution Agreement, Exegy seeks  a declaration that PICO and HyperFeed have materially breached the Contribution Agreement,  for which Exegy seeks monetary damages and an injunction against further material breach.  Finally, Exegy seeks a declaratory judgment that if its November 7, 2006 notice of termination was not valid, and that if PICO and HyperFeed did materially breach the Contribution Agreement but that a continuing breach cannot be remedied or enjoined, then Exegy seeks a declaration that Exegy should be relieved of further performance under the Contribution Agreement due to alleged HyperFeed actions deemed by Exegy to be inconsistent with the Contribution Agreement. On December 15, 2006 the lawsuit filed by Exegy on November 13, 2006 was removed from Missouri state court to federal court. On February 2, 2007, this case was transferred to the United States Bankruptcy Court, District of Delaware.

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

The United States Bankruptcy Court, District of Delaware has accepted both cases and both cases will continue as adversary proceedings. On July 11, 2007, the parties entered into mediation to attempt to resolve these two lawsuits.

Fish Springs Ranch, LLC:

All outstanding claims and legal actions between Fish Springs Ranch LLC and the Pyramid Lake Paiute Tribe (“the Tribe”) were settled during the second quarter of 2007, in an agreement which permanently resolves all of the Tribe’s objections to the exportation of water from Fish Springs Ranch. The agreement is awaiting ratification by an Act of Congress. See the Water Resources and Water Storage Operations segment discussion in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 1A: Risk Factors

There are no material changes to our risk factors described in our Form 10-K for the year ended December 31, 2006, as filed on March 12, 2007.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2007, the Company completed a private placement of 2,823,000 newly-issued common shares to accredited investors at a price of $37.00 per share, for net proceeds of $100,227,450. ThinkEquity Partners, LLC served as placement agent for the transaction. The aggregate offering price was $104,451,000 and the aggregate commissions were $4,223,550. The sale of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. Under the terms of the agreement between the Company and the accredited investors, the Company filed a Registration Statement (the "Registration Statement”) with the SEC to register these 2,823,000 common shares for resale and naming the accredited investors as Selling Shareholders therein. The SEC declared the Registration Statement effective April 13, 2007. The Selling Shareholders table from the Registration Statement is incorporated by reference into this Item 2 of Part II of this report.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO.(1)
3(ii)	Amended and Restated By-laws of PICO. (2)
4.1	Form of Form of Securities Purchase Agreement dated February 28, 2007 between PICO Holdings, Inc. and the Purchasers. (3)
10.15	Form of Employment Agreement for John R. Hart. (4)
10.17	Form of Pyramid Lake Paiute Tribe Fish Springs Ranch LLC Settlement Agreement. (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to exhibit of same number filed with Form 8-K dated December 4, 1996.
(2)	Filed as Appendix to the prospectus in Part I of Registration Statement on Form S-4 (File No. 333-06671).
(3)	Incorporated by reference to Exhibit 10.12 to the Form 8-K filed on March 2, 2007.
(4)	Incorporated by reference to Exhibit 10.15 to the Form 8-K filed on May 9, 2007.
(5)	Incorporated by reference to Exhibit 10.17 to the Form 8-K filed on June 5, 2007.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Dated: August 8, 2007

By:
 /s/ Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Authorized Signatory)