Form 10-Q
period 2007-09-30
PICO HOLDINGS INC /NEW
filed 2007-11-07
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington,  DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-18786

PICO HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

California (State or other jurisdiction of incorporation or organization)	94-2723335 (I.R.S. Employer Identification No.)
875 Prospect Street , Suite 301 La Jolla, CA (Address of Principal Executive Offices)	92037 (Zip Code)

(858) 456-6022

(Registrants Telephone Number Including Area Code)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 18,833,737 as of September 30, 2007, excluding 3,218,408 shares of common stock held by the Registrant’s subsidiaries.

PICO HOLDINGS, INC.

FORM 10-Q
For the Three and Nine Months Ended September 30, 2007

Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Investments	$406,283,676	$271,961,941
Cash and cash equivalents	71,406,567	136,621,578
Notes and other receivables, net	15,115,924	17,177,827
Reinsurance receivables	16,182,076	17,290,039
Real estate and water assets, net	172,754,463	102,538,859
Property and equipment, net	1,167,164	518,564
Other assets	3,931,370	2,934,131
Total assets	$686,841,240	$549,042,939

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$37,393,203	$41,083,301
Deferred compensation	53,374,293	49,776,043
Bank and other borrowings	18,495,007	12,720,558
Deferred income taxes, net	21,162,949	17,952,916
Other liabilities	25,554,293	22,282,822
Total liabilities	155,979,745	143,815,640

Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares, 23,259,367 shares issued in 2007 and 20,306,923 shares issued in 2006	23,259	20,307
Additional paid-in capital	434,717,263	331,582,308
Accumulated other comprehensive income	86,447,450	60,950,679
Retained earnings	87,956,752	90,968,815
	609,144,724	483,522,109
Treasury stock, at cost (common shares: 4,425,630 in 2007 and 4,426,465 in 2006)	(78,283,229)	(78,294,810)
Total shareholders' equity	530,861,495	405,227,299
Total liabilities and shareholders' equity	$686,841,240	$549,042,939

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenues:
Net investment income	$4,180,743	$3,308,869	$13,723,147	$9,812,410
Net realized gain (loss) on investments	(848,488)	3,906,008	769,605	19,279,304
Sale of real estate and water assets	1,477,434	28,310,663	5,903,810	33,399,627
Rents, royalties and lease income	170,101	87,178	471,640	722,161
Other (principally gain on exchange during 2007, see Note 1)	3,435,709	586,113	3,574,974	779,989
Total revenues	8,415,499	36,198,831	24,443,176	63,993,491
Costs and Expenses:
Operating and other costs	6,056,598	7,883,674	24,308,664	16,245,379
Cost of real estate and water assets sold	426,008	5,816,820	1,897,214	7,498,442
Depreciation and amortization	269,431	337,437	818,126	1,012,844
Interest expense		121,826		332,586
Total costs and expenses	6,752,037	14,159,757	27,024,004	25,089,251
Income (loss) before income taxes and minority interest	1,663,462	22,039,074	(2,580,828)	38,904,240
Provision for income taxes	1,189,928	8,286,040	137,890	14,497,530
Income (loss) before minority interest	473,534	13,753,034	(2,718,718)	24,406,710
Minority interest in loss of subsidiaries		8,843		34,252
Income (loss) from continuing operations	473,534	13,761,877	(2,718,718)	24,440,962
Loss from discontinued operations, net of tax		(1,932,299)		(5,011,000)
Net income (loss)	$473,534	$11,829,578	$(2,718,718)	$19,429,962

Net income (loss) per common share – basic:
Income (loss) from continuing operations	$0.03	$0.87	$(0.15)	$1.66
Loss from discontinued operations		(0.13)		(0.34)
Net income (loss) per common share	$0.03	$0.74	$(0.15)	$1.32
Weighted average shares outstanding	18,833,737	15,880,458	18,174,007	14,712,267

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.02	$0.87	$(0.15)	$1.66
Loss from discontinued operations		(0.13)		(0.34)
Net income (loss) per common share	$0.02	$0.74	$(0.15)	$1.32
Weighted average shares outstanding	19,026,136	15,880,458	18,174,007	14,712,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities - continuing operations	$(38,048,344)	$12,356,244
Net cash used in operating activities - discontinued operations		(3,063,279)
	(38,048,344)	9,292,965
INVESTING ACTIVITIES:
Purchases of investments	(145,643,885)	(72,087,599)
Proceeds from sale of investments	5,128,795	39,342,472
Proceeds from maturity of investments	44,609,747	45,728,000
Purchases of property and equipment and costs capitalized to water infrastructure	(35,044,316)	(13,419,890)
Cash used in investing activities - discontinued operations		(1,936,237)
Net cash used in investing activities	(130,949,659)	(2,373,254)

FINANCING ACTIVITIES:
Proceeds from common stock offering, net	100,141,935	73,945,144
Sale of treasury stock for deferred compensation plans	29,392
Excess tax benefits from share based payment arrangements	4,905,804
Distributions to minority partner		(700,000)
Repayment of borrowings		(37,929)
Cash used in financing activities - discontinued operations		(498,272)
Net cash provided by financing activities	105,077,131	72,708,943

Effect of exchange rate changes on cash	(1,294,138)	(1,617,069)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(65,215,011)	78,011,587

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	136,621,578	37,794,416

CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,406,567	$115,806,003

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized		$330,427

Cash paid for income taxes, net of refunds	$5,461,341	$5,646,797
Non-cash Investing and Financing Activities:
Change in capitalized costs included in other liabilities	$12,566,254

Mortgage incurred to purchase land	$5,180,00

Withholding taxes recorded in additional paid in capital related to stock apprecaition rights exercised	$5,398,767

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PICO Holdings, Inc. and subsidiaries (collectively, the “Company” or “PICO”) have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete consolidated financial statements.

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other than temporary impairment and application of the equity method of accounting, unpaid losses and loss adjustment expenses, reinsurance receivables, real estate and water assets, deferred income taxes, stock-based compensation and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of September 30, 2007 and December 31, 2006, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation:

On January 1, 2006, PICO adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). However, as PICO had no unvested stock options outstanding as of January 1, 2006, the adoption of FAS 123(R) had no impact on the accompanying condensed consolidated financial statements.

At September 30, 2007 the Company had one stock-based payment arrangement outstanding:

The PICO Holdings, Inc. 2005 Long Term Incentive Plan (the "Plan"). The Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors and consultants. A total of 2,654,000 shares of common stock are issuable under the Plan and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled stock appreciation rights (“SARs”), restricted stock awards, performance shares, performance units, restricted stock units, deferred compensation awards and other stock-based awards. The Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes required.  Upon exercise, the employee will receive newly issued shares of PICO Holdings common stock equal to the in-the-money value of the award, less applicable US Federal, state and local withholding and income taxes.

Stock-Settled Stock Appreciation Rights Granted in 2007:

During the third quarter of 2007, the Company granted 659,409 SARs in five separate grants to various members of management.  Four of the awards totaling 486,470 SARs were granted on August 2, 2007 at a strike price equal to the closing market price of PICO common stock on that day of $42.71.  These awards vested 33% on the date of grant and vest one third on each anniversary thereafter.  The other award was granted on September 4, 2007 with a strike price equal to the closing market price of PICO common stock on that day of $44.69. This award vests 33% on September 4, 2008 and one third on each anniversary thereafter.

Compensation cost recognized under the Plan for these awards for the three and nine months ended September 30, 2007 was $3.5 million.  The total income tax benefit recognized in the statement of operations was $1.2 million. No such compensation cost or income tax benefit was recorded in the comparable 2006 period as no new grants were issued or vested during that period.

The fair value of each award is estimated on the date of grant using a Black - Scholes option pricing model that uses various assumptions and estimates to calculate a fair value as described below.

Expected volatility is based on the actual trading volatility of the Company’s common stock. The Company uses historical experience to estimate expected forfeitures and estimated terms. The expected term of a SAR grant represents the period of time that the SAR is expected to be outstanding. The risk-free rate is the U.S. Treasury Bond yield that corresponds to the expected term of each SAR grant.  Expected dividend yield is zero as the Company has not and does not foresee paying a dividend in the future.

Expected volatility	29% — 31%
Expected term	7 years
Risk-free rate	4.3% — 4.7%
Expected dividend yield	0%

Stock-Settled Stock Appreciation Rights Exercised in 2007:

During the nine months ended September 30, 2007, 838,356 SARs were exercised at a price of $47.54 resulting in the issuance of 129,444 newly-issued common shares. The intrinsic value of the award was $11.6 million which represents an income tax deduction for the Company. No compensation cost was recorded for these options as they were fully vested at December 31, 2006. However, the Company recorded $4.9 million in excess tax benefits directly to shareholders’ equity along with the corresponding employee withholding tax liability of $5.6 million, for a net reduction of Additional Paid in Capital of $493,000.

A summary of SAR activity under the Plan is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Term (In years)	Intrinsic Value (In millions)
Outstanding at January 1, 2007	2,185,965	$33.76
Granted	659,409	$43.23
Exercised	(838,356)	$33.76
Outstanding at September 30, 2007	2,007,018	$36.87	8.7	$10.3

Exercisable at September 30, 2007	1,509,766	$34.72	8.4	$10.3

The weighted average grant date fair value of SARs granted during the period was $18.15.  The total intrinsic value of SARs exercised during the period was $11.6 million.

A summary of the status of the Company’s unvested SARs as of September 30, 2007 and changes during the nine months ended September 30, 2007 is as follows:

	SARs	Weighted Average Gant Date Fair Value
Unvested at January 1, 2007
Granted	659,409	$18.15
Vested	(162,157)	$17.87

Unvested at September 30, 2007	497,252	$18.24

At September 30, 2007 there was $8.5 million of unrecognized compensation cost related to unvested SARs granted under the Plan.  That cost is expected to be recognized over a weighted average period of 2.2 years.

Deferred Compensation:

At September 30, 2007 and December 31, 2006, the Company had $53.4 million and $49.8 million, respectively recorded as deferred compensation payable to various members of management and certain non-employee directors of the Company. The assets of the plan are held in Rabbi Trust accounts which are invested consistent with the Company’s investment policy. The investments are held in separate accounts, accounted for as available for sale securities, and are reported in the accompanying consolidated balance sheets within the line item “Investments”. Assets of the trust will be distributed according to predetermined payout elections established by each employee.

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

During the nine months ended September 30, 2007, the Company sold 835 shares of PICO common stock that were held as trust assets and distributed cash proceeds of $29,000 to a director of the Company in satisfaction of deferred compensation obligations.

Notes and Other Receivables:

Notes and other receivables primarily consist of installment notes from the sale of real estate. These notes generally have terms ranging from three to ten years, with interest rates of 7% to 10%. The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends and circumstances. No significant provision for bad debts was required for the three and nine months ended September 30, 2007 and 2006, respectively.

Other Revenues:

    Included in other revenues for the three and nine months ended September 30, 2007 is a $3.5 million gain recorded as a result of an exchange transaction whereby the Company released and terminated legal use restrictions on real estate previously sold.  The legal restrictions had zero book value and the real estate and water assets obtained in the exchange had a fair value of $3.5 million.
Accounting for Income Taxes:

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $293,000 increase in the liability for unrecognized income tax benefits through opening retained earnings. At the adoption date of January 1, 2007, the Company provided for $3.5 million of unrecognized tax benefits, $2.5 million of which would affect the effective tax rate if recognized. For the three and nine months ended September 30 2007, there was no significant increase in the liability for unrecognized tax benefits.  The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, the Company had recorded approximately $445,000 of accrued interest related to uncertain tax positions.  The tax years 2002-2006 remain open to examination by the taxing jurisdictions to which the Company’s significant operations are subject.  As of September 30, 2007, the Company does not believe that it is reasonably possible that there will be a material change in the estimated unrecognized tax benefits within the next twelve months.

The income tax provision for the three and nine months ended September 30, 2007 is an expense of $1.2 million on income before tax of $1.7 million and an expense of $138,000 on a loss before income tax of $2.6 million, respectively, primarily due to the write off of certain income tax benefits and the recognition of interest expense on uncertain tax positions.

Reclassifications:

 During the fourth quarter of 2006, HyperFeed (an 80% subsidiary of PICO) filed for bankruptcy under Chapter 7 of the Bankruptcy Code.  After the bankruptcy filing, HyperFeed was removed from PICO’s financial statements as a consolidated entity.  Consequently, the previously reported results from the three and nine months ended September 30, 2006 have been recasted to present HyperFeed as a discontinued operations and the following balances have been reclassified:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenues	$1,029,141	$2,911,160
Expenses	$8,803,834	$15,704,441
Income tax benefit	$5,677,394	$7,452,281

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

2.  Net Income (Loss) Per Share

Basic earnings or loss per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings or loss per share is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company's SARs are considered common stock equivalents for this purpose.  The number of additional shares is calculated by assuming that the SARs were exercised, and that the proceeds were used to acquire shares of common stock at the average market price during the period.

For the three months ended September 30, 2007 192,399 shares of common stock from the assumed exercises of in the money SARs were added to average shares outstanding for the computation of diluted earnings per share. For the nine months ended September 30, 2007 and the three and nine months ended September 30, 2006 the Company’s stock-settled SARs were excluded from the diluted per share calculation because their effect on the income or loss per share was anti-dilutive.

3.  Comprehensive Income

The Company applies the provisions of FAS No. 130, “Reporting Comprehensive Income.” Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

The components of comprehensive income are as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net income (loss)	$473,534	$11,829,578	$(2,718,718)	$19,429,962
Net change in unrealized appreciation
(depreciation) on available for sale investments	3,515,628	1,956,060	23,488,873	(4,791,041)
Net change in foreign currency translation	950,645	202,084	2,007,898	163,770
Total comprehensive income	$4,939,807	$13,987,722	$22,778,053	$14,802,691

Total comprehensive income is net of deferred income tax benefit and charge of $5 million and $3.2 million for the three and nine months ended September 30, 2007, respectively.  Total comprehensive income for the three and nine months ended September 30, 2006 is net of a deferred income tax benefit of $1.9 million and $6.9 million, respectively.

The components of accumulated other comprehensive income:

	September 30, 2007	December 31, 2006
Unrealized appreciation on available for sale investments	$89,682,301	$66,193,428
Foreign currency translation	(3,234,851)	(5,242,749)
Accumulated other comprehensive income	$86,447,450	$60,950,679

Accumulated other comprehensive income is net of deferred income tax liabilities of $48.1 million and $37.1 million at September 30, 2007 and December 31, 2006, respectively.

At September 30, 2007, the Company had $136.5 million of unrealized gains before tax and $2.5 million of unrealized losses before tax.

Marketable equity securities: The Company’s $263.5 million investments in marketable equity securities at September 30, 2007 consisted primarily of investments in common stock of other publicly traded companies. The gross unrealized gains and losses on equity securities were $136.3 million and $1 million respectively, at September 30, 2007 and $100.3 million and $701,000, respectively at December 31, 2006.   While approximately 60% of these losses were continuously below cost for more than 12 months, none of the losses had any significant severity of decline.

Corporate Bonds and US Treasury Obligations: At September 30, 2007, the bond portfolio consisted of $141.7 million of publicly traded corporate bonds and $1.1 million United States Treasury obligations. The total bond portfolio had gross unrealized gains and losses of $242,000 and $1.4 million, respectively at September 30, 2007. At September 30, 2007, $271,000 of the gross loss was continuously below amortized cost for greater than 12 months.  During the three months ended September 30, 2007, the Company recorded an impairment charge of $1.4 million on one bond holding after the issuer of the bond announced it was filing for bankruptcy protection.  The loss on impairment is reported within realized gains and losses in the statement of operations.  The remaining unrealized losses in the bond portfolio are not considered to be other than temporarily impaired because of the Company’s intent and ability to hold these bonds until recovery of fair value, which may be maturity.  The impairment is primarily due to interest rate fluctuations rather than deterioration of the underlying issuer of the particular bonds.

4.  Commitments and Contingencies

Fish Springs Ranch:

The Company has capitalized approximately $75.4 million, which includes $907,000 of interest costs on construction of the pipeline project to convey water from the Fish Springs Ranch ("Fish Springs") to a storage tank near Reno, Nevada. The total budgeted cost of the pipeline project is $83.5 million (excluding interest costs capitalized), and the balance of the remaining expenditure will be incurred over the next three to six months.  The estimated $83.5 million total cost is prior to any proposed  revisions  from contractors involved in construction of the pipeline.  The Company received proposed revisions from contractors for increased costs totaling $3.3 million, and is reviewing the proposed revisions.  The Company has also budgeted approximately $5.5 million to construct approximately four additional miles of pipeline from the terminal tank of the original pipeline construction, to the general area of development in the north valleys of Reno.

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

The Tribe initiated several legal actions to assert their claims and to stop construction of the pipeline. While the Company believed the claims were without merit, the Tribe’s legal actions might have caused significant delays to the completion of the construction of the pipeline. To avoid future delays, Fish Springs and the Tribe entered into negotiations to settle all outstanding claims and legal actions. On May 30, 2007 the parties signed an agreement that resolved all of the Tribe’s claims. The amounts payable to the Tribe as a result of the settlement agreement are predominately attributable to settlement of the claims rather than the acquisition of additional water rights or other assets.  The settlement obligates Fish Springs to:

•	pay $500,000 upon signing of agreement;
•	transfer 6,214 acres of real estate Fish Spring owns (fair value of $500,000 and a book value of $139,000);
•	pay $3.1 million on January 8, 2008; and
•
pay $3.6 million on the later of January 8, 2009 or the date an Act of Congress ratifies the settlement agreement (Interest accrues at the London Inter-Bank Rate ("LIBOR")  from January 8, 2009, if the payment is made after that date).

There are 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch. The existing permit allows up to 8,000 acre-feet of water per year to be exported to support the development in the Reno area. The settlement agreement also provides that, in exchange for the Tribe agreeing to not oppose all permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, Fish Springs will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs sells in excess of 8,000 acre-feet per year, up to 13,000 acre- feet per year. The obligation to expense and pay the 12% fee is due only if and when the Company sells water in excess of 8,000 acre-feet, accordingly, Fish Springs Ranch will record the liability for such amounts as they become due upon the sale of any such excess water. Currently Fish Springs does not have regulatory approval to export any water in excess of 8,000 acre-feet per year from Fish Springs Ranch to support further development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

Consequently, for the nine months ended September 30, 2007, the Company accrued settlement expense of $7.3 million. At September 30, 2007, the Company had an accrued liability of $6.7 million for the balance owed.

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

On July 11, 2007, the parties entered into mediation to attempt to resolve these two lawsuits.  The mediation was unsuccessful.  Therefore, both cases will resume as adversary proceedings in the United States Bankruptcy Court, District of Delaware.

The Company is subject to various litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5.  Segment Reporting

The Company is a diversified holding company engaged in four major operating segments: Water Resource and Water Storage Operations, Real Estate Operations, Business Acquisitions and Financing, and Insurance Operations in Run Off.

The accounting policies of the reportable segments are the same as those described in the Company’s 2006 Annual Report on Form 10-K. Total assets increased $137.8 million from December 31, 2006 primarily due to the proceeds received from the Company’s stock offering which closed in February 2007. Such proceeds were allocated between the Water Resource and Water Storage Operations and the Business Acquisitions and Financing segment.

Management analyzes segments using the following information:

	At September 30, 2007	At December 31, 2006	Increase
Segment Assets:
Water Resource and Water Storage Operations	$235,720,726	$146,115,727	$89,604,999
Real Estate Operations	79,725,018	73,266,067	6,458,951
Business Acquisitions and Financing	143,025,621	127,304,477	15,721,144
Insurance Operations in Run Off	228,369,875	202,356,668	26,013,207
	$686,841,240	$549,042,939	$137,798,301

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Revenues:	2007	2006	2007	2006
Water Resource and Water Storage Operations	$4,600,369	$4,343,945	$7,067,360	$5,326,229
Real Estate Operations	2,590,612	26,021,029	9,057,837	32,412,616
Business Acquisitions and Financing	(286,138)	1,852,718	3,537,914	14,013,587
Insurance Operations in Run Off	1,510,656	3,981,139	4,780,065	12,241,059
Total Revenues	$8,415,499	$36,198,831	$24,443,176	$63,993,491

Income (Loss) Before Taxes and Minority Interest:
Water Resource and Water Storage Operations	$2,933,054	$452,045	$(4,657,476)	$(1,509,332)
Real Estate Operations	1,486,908	21,262,153	5,325,497	24,912,546
Business Acquisitions and Financing	(4,022,768)	(3,261,070)	(7,078,347)	4,366,077
Insurance Operations in Run Off	1,266,268	3,585,946	3,829,498	11,134,949
Income (Loss) Before Taxes and Minority Interest	$1,663,462	$22,039,074	$(2,580,828)	$38,904,240

6.  Private Placement of Common Stock

On February 28, 2007, the Company completed the sale of 2,823,000 shares of newly issued common stock to institutional investors at a price of $37 per share. After placement costs, net proceeds to the Company were $100.1 million. The Company was obligated under the Securities Purchase Agreement to file a registration statement on Form S-3 to register the shares under the Securities Act of 1933. Such statement became effective on April 13, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

PICO Holdings, Inc. (PICO and its subsidiaries are collectively referred to as “PICO” and “the Company,” and by words such as “we” and “our”) is a diversified holding company. We seek to build and operate businesses where significant value can be created from the development of unique assets, and to acquire businesses which we identify as undervalued and where our management participation in operations can aid in the recognition of the business’s fair value, as well as create additional value.

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

Currently our major consolidated subsidiaries are:

•
Vidler Water Company, Inc. (“Vidler”), a business which we started more than 10 years ago, acquires and develops water resources and water storage operations in the southwestern United States, with assets in Nevada, Arizona, Colorado, California and Idaho;

•
Nevada Land & Resource Company, LLC (“Nevada Land”), an operation that we built since we acquired the company more than 10 years ago, which owns approximately 493,000 acres of land in Nevada, and certain mineral rights and water rights related to the property;

•	Physicians Insurance Company of Ohio (“Physicians”), which is “running off” its medical professional liability insurance loss reserves;
•	Citation Insurance Company (“Citation”), which is “running off” its historic property & casualty insurance and workers’ compensation loss reserves; and
•
Global Equity AG, which holds our interest in Jungfraubahn Holding AG (“Jungfraubahn”). Jungfraubahn is a Swiss public company that operates railway and related tourism and transport activities in the Swiss Alps. Jungfraubahn’s shares trade on the SWZ Swiss Exchange.

RESULTS OF OPERATIONS--THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Shareholders’ Equity
At September 30, 2007, PICO had shareholders’ equity of $530.9 million ($28.19 per share), compared to $522.5 million ($27.74 per share) at June 30, 2007, and $405.2 million ($25.52 per share) at December 31, 2006. Book value per share increased by $2.67, or 10.5%, during the first nine months of 2007, and by $0.45, or 1.6%, during the third quarter of 2007.

During the third quarter of 2007, shareholders’ equity increased by $8.4 million, primarily due to a $3.5 million net increase in unrealized appreciation in available-for-sale securities (after-tax) and a $951,000 foreign currency translation credit.

Shareholders’ equity increased by $125.7 million during the first nine months of 2007, primarily due to a $23.5 million net increase in unrealized appreciation in available-for-sale securities (after-tax), and the issuance of 2.8 million new shares at $37 per share, for net proceeds of $100.1 million (after placement costs) in February 2007.

At September 30, 2007, on a consolidated basis, available-for-sale investments showed a net unrealized gain of $89.7 million after-tax. This compares to a net unrealized gain of $66.2 million after-tax at December 31, 2006.

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

For the third quarter of 2007, PICO recorded comprehensive income of $4.9 million, which consisted of a $3.5 million net increase in unrealized appreciation in investments, a $951,000 foreign currency translation credit, and the quarter’s net income of $474,000.

For the first nine months of 2007, PICO recorded comprehensive income of $22.8 million, which consisted of a $23.5 million net increase in unrealized appreciation in investments and a $2 million foreign currency translation credit, partially offset by the first nine months’ net loss of $2.7 million.

Segment Results of Operations
Segment revenues and income (loss) before taxes and minority interest for the third quarter and first nine months of 2007 and 2006 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Water Resource and Water Storage Operations	$4,600,000	$4,344,000	$7,067,000	$5,326,000
Real Estate Operations	2,591,000	26,021,000	9,058,000	32,413,000
Business Acquisitions and Financing	(287,000)	1,853,000	3,538,000	14,013,000
Insurance Operations in Run Off	1,511,000	3,981,000	4,780,000	12,240,000
Total Revenues	$8,415,000	$36,199,000	$24,443,000	$63,992,000

Income (Loss) Before Taxes and Minority Interest:
Water Resource and Water Storage Operations	$2,933,000	$452,000	$(4,657,000)	$(1,509,000)
Real Estate Operations	1,487,000	21,262,000	5,325,000	24,913,000
Business Acquisitions and Financing	(4,023,000)	(3,261,000)	(7,078,000)	4,365,000
Insurance Operations in Run Off	1,266,000	3,586,000	3,829,000	11,134,000
Income (Loss) Before Taxes and Minority Interest	$1,663,000	$22,039,000	$(2,581,000)	$38,903,000

Third Quarter Net Income
Third quarter revenues were $8.4 million in 2007, compared to $36.2 million in 2006, a decrease of $27.8 million year over year. Revenues from Real Estate Operations were $23.4 million lower year over year, primarily due to Nevada Land’s sale of real estate and water assets at Spring Valley Ranch which added $22 million to revenues in 2006.  Revenues from Insurance Operations in Run Off were $2.5 million lower year over year, primarily due to $2.7 million lower realized gains on the sale of holdings.  Similarly, revenues from the Business Acquisitions and Financing segment decreased $2.1 million year over year, principally due to a $2.1 million unfavorable change in realized gain (loss) on the sale or impairment of holdings.

Third quarter costs and expenses were $6.8 million in 2007, compared to $14.2 million in 2006, a decrease of $7.4 million year over year.  Costs and expenses include the cost of real estate and water assets sold by our Water Resource and Water Storage Operations and Real Estate Operations segments, which fluctuates from period to period primarily depending on the volume of real estate and water asset sales in the accounting period.  The cost of real estate and water assets sold declined by $5.4 million, consisting of decreases of $3.8 million in Real Estate Operations, and $1.6 million in Water Resource and Water Storage Operations.  In the third quarter of 2006, Real Estate Operations segment costs and expenses included $3.2 million for the cost of the real estate and water assets sold at Spring Valley Ranch.

PICO recorded $1.7 million in income before taxes and minority interest in the third quarter of 2007, compared to income before taxes and minority interest of $22 million in the third quarter of 2006. The $20.3 million year over year decrease in third quarter income before taxes and minority interest primarily resulted from $19.8 million lower segment income from Real Estate Operations, principally as a result of the sale of Spring Valley Ranch which added $18.8 million to income in 2006.  Insurance Operations in Run Off segment income decreased $2.3 million year over year, primarily due to a $2.7 million reduction in realized gains. In addition, the Business Acquisitions and Financing segment incurred a $4 million loss in the third quarter of 2007, compared to a $3.3 million loss in the third quarter of 2006.  These decreases were partially offset by a $2.5 million year over year increase in Water Resource and Water Storage Operations segment income, largely resulting from a $3.5 million gain on the release of restrictions on land which was recorded in the third quarter of 2007.

After an income tax provision of $1.2 million, PICO reported net income of $474,000 ($0.02 per share) for the third quarter of 2007.  The income tax provision represents 71.6% of income before taxes, which is significantly higher than the 35% US Federal income tax rate.  This was due to numerous factors, including the payment of interest to tax authorities and the accrual of interest on unrecognized tax benefits.

For the third quarter of 2006, PICO recorded net income of $11.8 million ($0.74 per share), consisting of income of $13.8 million ($0.87 per share) from continuing operations, partially offset by a loss from discontinued operations of $1.9 million after-tax ($0.13 per share).

First Nine Months Net Income

Revenues for the first nine months of 2007 were $24.4 million in 2007, compared to $64 million in 2006, a decrease of $39.6 million year over year.  Revenues from Real Estate Operations were $23.4 million lower year over year, primarily due to the sale of real estate and water assets at Spring Valley Ranch which added $22 million to revenues in 2006.  Revenues from the Business Acquisitions and Financing segment decreased $10.5 million year over year, principally as a result of a $10.8 million unfavorable change in net realized gains and losses.  Revenues from the Insurance Operations in Run Off segment decreased $7.5 million year over year, primarily due to $7.9 million lower realized gains.  These decreases were partially offset by a $1.7 million increase in revenues from Water Resource and Water Storage Operations year over year, primarily due to the $3.5 million gain on release of restrictions on land recorded in the first nine months of 2007.

First nine months costs and expenses were $27 million in 2007, compared to $25.1 million in 2006. Costs and expenses in the first nine months of 2007 included a $7.3 million expense resulting from the settlement with the Pyramid Lake Pauite Tribe (“the Tribe settlement”).  As explained above, the cost of real estate and water assets sold in the first nine months of 2007 was $5.6 million lower than in the first nine months of 2006, consisting of a $4 million decrease in Real Estate Operations (including $3.2 million from the sale of Spring Valley Ranch in 2006), and $1.6 million in Water Resource and Water Storage Operations.

PICO recorded a $2.6 million loss before taxes and minority interest in the first nine months of 2007, compared to income before taxes and minority interest of $38.9 million in the first nine months of 2006.  The $36.3 million year over year decrease in the nine month income before taxes and minority interest primarily resulted from $19.6 million lower segment income from Real Estate Operations, principally due to the $18.8 million contribution to income in 2006 from the sale of Spring Valley Ranch.  The Business Acquisitions and Financing segment incurred a $7.1 million loss in the first nine months of 2007, compared to income of $4.4 million in 2006, which included realized gains of $9.4 million.  Insurance Operations in Run Off segment income decreased $7.3 million year over year, primarily due to $7.9 million lower realized gains.  The $3.1 million year over year increase in the Water Resource and Water Storage Operations segment loss largely resulted from the $7.3 million Tribe settlement expense, which was partially offset by the $3.5 million gain on release of restrictions on land recorded in 2007.

After an income tax provision of $138,000, PICO reported a net loss of $2.7 million ($0.15 per share) for the first nine months of 2007.  Despite recording a loss before taxes and minority interest, PICO recorded a provision for income taxes.  This was due to numerous factors, including the payment of interest to tax authorities and the accrual of interest on unrecognized tax benefits.

For the first nine months of 2006, PICO recorded net income of $19.4 million ($1.32 per share), consisting of income of $24.4 million ($1.66 per share) from continuing operations, partially offset by a loss from discontinued operations of $5 million after-tax ($0.34 per share).

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007		2006	2007		2006
Revenues:
Sale of Real Estate and Water Assets		$12,000	$2,906,000		$20,000	$2,941,000
Net Investment Income		1,286,000	1,031,000		3,697,000	1,914,000
Gain on Release of Restrictions on Land		3,466,000			3,466,000
Other		(164,000)	407,000		(116,000)	471,000
Segment Total Revenues		$4,600,000	$4,344,000		$7,067,000	$5,326,000

Expenses:
Cost of Real Estate and Water Assets	$	(2,000)	$(1,593,000)	$	(5,000)	$(1,605,000)
Depreciation and Amortization		(254,000)	(313,000)		(771,000)	(902,000)
Overhead		(591,000)	(1,424,000)		(1,629,000)	(2,475,000)
Project Expenses		(820,000)	(562,000)		(9,319,000)	(1,853,000)
Segment Total Expenses		$(1,667,000)	$(3,892,000)		$(11,724,000)	$(6,835,000)
Income (Loss) Before Tax		$2,933,000	$452,000		$(4,657,000)	$(1,509,000)

Over the past several years, several large sales of real estate and water assets have generated the bulk of Vidler’s revenues.  Since the date of closing generally determines the accounting period in which the sales revenues and cost of sales are recorded, Vidler’s reported revenues and income fluctuate from quarter to quarter depending on the dates when specific transactions close.  Consequently, sales of real estate and water assets for any individual quarter are not necessarily indicative of likely revenues for future quarters or the full financial year.

Segment Results

Vidler generated revenues of $4.6 million for the third quarter of 2007, and $7.1 million for the first nine months of 2007.

Revenues for the third quarter and first nine months of 2007 include a $3.5 million gain on the release of restrictions on the use of 2,428 acres of land in Maricopa County.  See “Harquahala Valley, Arizona” below.

In addition, Vidler generated net investment income of $1.3 million in the third quarter of 2007, and $3.7 million for the first nine months of 2007, primarily interest from the temporary investment of cash proceeds from the May 2006 and February 2007 equity offerings by PICO. In aggregate, the stock offerings raised net proceeds of $174.1 million, which were principally allocated to Vidler for existing and new projects, including the design and construction of a pipeline to convey water from Fish Springs Ranch to Reno. See "Fish Springs Ranch” and “Idaho” below.

In the third quarter of 2006, Vidler generated $2.9 million in revenues from the sale of the following real estate and water assets:
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

Vidler also generated net investment income of $1 million in the third quarter of 2006, and $1.9 million in the first nine months of 2006.

Overhead Expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees.

Project Expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees. Project Expenses are expensed as incurred and could fluctuate from period to period depending on activity within Vidler’s various water resource projects. Costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized as part of the cost of the asset, and charged to cost of sales when revenue is recognized. Project Expenses principally relate to:

•	the operation and maintenance of the Vidler Arizona Recharge Facility;
•	the development of water rights in the Tule Desert groundwater basin (part of the Lincoln County agreement);
•	the utilization of water rights at Fish Springs Ranch as future municipal water supply for the north valleys of the Reno, Nevada area;
•	the operation of Fish Springs Ranch, and maintenance of the associated water rights; and
•	in the first nine months of 2007, a settlement of all outstanding claims and legal actions with the Pyramid Lake Paiute Tribe (“the Tribe settlement”). See “Fish Springs Ranch” below.

Overhead Expenses were $591,000 in the third quarter of 2007, compared to $1.4 million in the third quarter of 2006. Overhead Expenses in the third quarter of 2006 included an accrual of $783,000 of incentive compensation for Vidler management. Project Expenses were $820,000 in the third quarter of 2007, compared to $562,000 in the third quarter of 2006.

Overhead Expenses were $1.6 million in the first nine months of 2007, compared to $2.5 million in the first nine months of 2006. However, Project Expenses were $9.3 million in the first nine months of 2007, compared to $1.9 million in the first nine months of 2006. The increase was due to an expense of $7.3 million resulting from a settlement between Fish Springs Ranch LLC, and the Pyramid Lake Paiute Tribe, in the second quarter of 2007. See “Fish Springs Ranch” below. Excluding the Tribe settlement, project expenses in the first nine months of 2007 were approximately $2 million.

The $2.5 million year over year increase in the third quarter segment result was principally due to the $3.5 million gain on the release of restrictions on land recorded in the third quarter of 2007.

The year over year decrease of $3.1 million in the first nine months’ segment result was principally due to the $7.3 million Tribe settlement expense recorded in the first nine months of 2007, which was partially offset by the $3.5 million gain on the release of restrictions on land.

Fish Springs Ranch

Vidler has a 51% membership interest in, and is the managing partner of, Fish Springs Ranch. Vidler is constructing a pipeline to convey at least 8,000 acre-feet of water annually from Fish Springs Ranch to a central storage tank in northern Reno, Nevada, which could supply water to the new projects of several developers in the north valleys of Reno.

We believe that the current market value of water in the area exceeds the total estimated cost of the pipeline and the water to be supplied. To date, Vidler has entered into agreements to sell approximately 117.5 acre-feet of water at a price of $45,000 per acre-foot, as and when water can be delivered through the completed pipeline.

During 2006, we began construction of the pipeline and an electrical substation to provide the power which will be required to pump the water. Construction of the pipeline to convey the water to Fish Springs Ranch to the central storage tank has been completed.  We anticipate that construction of the remaining infrastructure will be completed in November, that testing will take place in December, and that we will be able to deliver water in early 2008.

The total cost of the pipeline project is estimated to be approximately $83.5 million. As of September 30, 2007, approximately $73.5 million of the costs related to the design and construction of the pipeline have been spent and capitalized (i.e., recorded as an asset on our balance sheet, in the line “Real estate and water assets, net”). The remaining costs will be incurred over the next three months or so.  The estimated $83.5 million total cost of the pipeline project is prior to any revised calculations from contractors involved in the design and construction of the pipeline project.  Fish Springs has received proposed revisions totaling $3.3 million, and is reviewing the proposed revisions.  At this time is it is not possible to quantify the actual amount which may be payable once the revisions have been agreed.

In addition to the $83.5 million estimated total cost of the pipeline project, Fish Springs has budgeted approximately $5.5 million to construct additional infrastructure.  To date, expenditure of approximately $1 million has been capitalized for this additional infrastructure. The proposed additional infrastructure is approximately 4 miles of 30 inch pipeline, to be constructed from the terminal tank (part of the original pipeline construction) to the general area of development in the north valleys of Reno.  Originally, it was anticipated that this infrastructure would be constructed by the local utility. However, Fish Springs is able to design, construct, and complete this infrastructure in less time, at a more competitive cost, and thus enhance access to the Fish Springs water resource by the development community. We estimate that the additional infrastructure will be constructed during the fourth quarter of 2007 and first quarter of 2008. The cost of the additional infrastructure will be factored in the price of the water that is sold to developers as an additional infrastructure line item.

Project expenses for the first nine months of 2007 include an expense of $7.3 million resulting from a settlement between Fish Springs Ranch LLC, and the Pyramid Lake Paiute Tribe.

The final regulatory approval required for the pipeline project was a Record of Decision (“ROD”) for a right of way, which was granted in May 2006.  Subsequently, the Pyramid Tribe pursued a number of protests and legal challenges to the granting of the ROD, which by April 2007 had resulted in construction on the Project being restricted to the private lands involved in the pipeline route and the existing open trench on the public lands.

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
•
a payment of $3.6 million on the later of January 8, 2009 or the date an Act of Congress ratifies the settlement agreement.  If the payment is made after January 8, 2009, interest will accrue at the London Inter-Bank Offered Rate (“LIBOR”) from January 8, 2009.

Accordingly, Fish Springs accrued a liability of $6.7 million for the outstanding payments due at September 30, 2007.

There are 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch. The existing permit allows up to 8,000 acre-feet of water per year to be exported to support development in the Reno area. The settlement agreement also provides that, in exchange for the Tribe agreeing to not oppose all permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, Fish Springs will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs sells in excess of 8,000 acre-feet per year, up to 13,000 acre-feet per year. The obligation to expense and pay the 12% fee is only due if, and when, the Company sells water in excess of 8,000 acre-feet.  Accordingly, Fish Springs Ranch will record the liability for such amounts due at that time. Currently Fish Springs does not have regulatory approval to export any water in excess of 8,000 acre-feet per year from Fish Springs Ranch to support development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

In accordance with the Fish Springs partnership agreement, our 49% partner’s proportionate share of all costs related to the pipeline project, including the Tribe settlement expense and additional infrastructure described above, will be recouped from the net revenues generated from the sale of Fish Springs water resources.

In October 2007, Fish Springs entered into an Infrastructure Dedication Agreement (“IDA”) with Washoe County, Nevada. The IDA, together with a Water Banking Trust Agreement (“Banking Agreement”) entered into between Fish Springs and Washoe County in 2006, is the final phase to bring the Fish Springs Ranch water resources to the north valleys of the Reno area.  On completion of construction and system testing, which is scheduled for early 2008, the water rights will be available for use in the north valleys.

  Under the Banking Agreement, Washoe County holds the transferred and dedicated water rights in trust on behalf of Fish Springs, which will then be able to transfer and assign water rights credits. Fish Springs can sell the water credits to developers, who would then dedicate the water to the local water utility for service. Under the IDA, the entire project infrastructure will be dedicated to Washoe County to operate and maintain as part of their existing water delivery system, with the pipeline capacity reserved for Fish Springs.  Fish Springs retains the exclusive right to convey any and all water rights (initially 8,000 acre-feet per year) through the project infrastructure.

Without changing the potential revenues to Fish Springs, the two agreements allow Washoe County to perform its role as a water utility by delivering and maintaining water service to new developments. The agreements enable Fish Springs to complete its water development project by selling water credits to developers, who can then obtain will-serve commitments from Washoe County.

Coyote Springs

In January 2007, Lincoln County Water District and Vidler (“Lincoln/Vidler”) were awarded 1,000 acre-feet of new water rights at Kane Springs, Nevada. Once the final permit is received and a right of way has been obtained, sale of the water rights to Coyote Springs is scheduled to close in 30 days. We expect to obtain the right of way in late 2007 or early 2008. The current price for the water under contract is $7,320 per acre-foot.

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

Idaho

In July 2007, Vidler closed on the purchase of approximately 1,350 acres of land and the related 5,186 acre-feet of agricultural water rights for $9.2 million, located in Idaho. The property is currently being farmed, and grows apples, silage corn, and alfalfa.  This purchase is Vidler’s first acquisition of real estate and water resources in Idaho. The property is near the fast-growing areas of Boise, Nampa, and Caldwell, where future development could be constrained by the lack of developable land with water to support development.  We believe that the property is well suited to a residential planned unit development, although we are also considering other alternative future uses for both the land and the water resources acquired.

Harquahala Valley, Arizona

In September 2007, Vidler concluded a transaction with an energy supply company concerning certain properties in Maricopa County and La Paz County, Arizona. The energy supply company purchased approximately 2,428 acres of real estate and related water assets from Vidler in 2001.  At the time of the sale, Vidler recorded certain legal restrictions on both the surface and underground use of the properties. During the third quarter of 2007, Vidler released and terminated the restrictions on the use of the 2,428 acres in Maricopa County in exchange for 503 acres of unencumbered real estate and water assets in La Paz County, Arizona. Vidler established the fair value of the real estate and water assets acquired in the transaction at approximately $3.5 million.  Accordingly, we recorded a $3.5 million pre-tax gain on the exchange in segment income for the third quarter and first nine months of 2007.

REAL ESTATE OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Sale of Land:
Former Railroad Land	$1,465,000	$3,405,000	$5,884,000	$8,459,000
Spring Valley Ranch		22,000,000		22,000,000
Net Investment Income	926,000	391,000	2,463,000	770,000
Other	200,000	225,000	711,000	1,184,000
Segment Total Revenues	$2,591,000	$26,021,000	$9,058,000	$32,413,000

Expenses:
Cost of Land Sold:
Former Railroad Land	$(424 ,000)	$(1,049,000)	$(1,893,000)	$(2,720,000)
Spring Valley Ranch		(3,174,000)		(3,174,000)
Operating Expenses	(680,000)	(536,000)	(1,840,000)	(1,606,000)
Segment Total Expenses	$(1,104,000)	$(4,759,000)	$(3,733,000)	$(7,500,000)
Income Before Tax	$1,487,000	$21,262,000	$5,325,000	$24,913,000

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

During the first quarter of 2007, we commenced two new real estate operations through two wholly-owned subsidiary companies, Bedrock Land Development, Inc. (“Bedrock”), and Global Equity Corporation (“Global Equity”). The new real estate operations generated minimal revenues in the first nine months of 2007.

Bedrock has been formed with the objective of acquiring attractive and well-located developable land, partially developed lots, or finished lots, in select California markets, where medium-sized regional developers and homebuilders may have run into liquidity challenges as a result of the downturn in the housing market.

In April 2007, Bedrock closed on the purchase of 167 un-entitled lots in Fresno, California for approximately $3.7 million. Bedrock is now working through the entitlement process. The City of Fresno is located in the Central Valley of California, an area where housing is affordable and which is forecast to experience strong population growth over the next 20 years. Bedrock is taking a highly selective approach to acquisitions, and is actively reviewing other opportunities.

Global Equity is a Canadian company which manages the Phoenix Capital Income Trust and its subsidiary Phoenix Capital, Inc. (collectively “Phoenix”). Phoenix is in the business of acquiring interests in privately-traded Canadian real estate partnerships and syndicates (collectively “partnership units”) at an appropriate discount, to reflect the lack of a public trading market for the partnership units. Global Equity is managing the existing portfolio of partnership units owned by Phoenix, and Global Equity will be the vehicle through which additional partnership units will be acquired. During the first nine months of 2007, Global Equity acquired partnership units and debentures secured by partnership units with a cost basis of $1.4 million.

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

All Other Real Estate Operations

In the third quarter of 2007, Nevada Land sold approximately 15,104 acres of former railroad land for $1.5 million. The average sales price was $97 per acre, and our average basis in the land sold was $28 per acre. The gross margin on land sales was $1 million, which represents a gross margin percentage of 71.1%.

In the third quarter of 2006, Nevada Land sold approximately 43,013 acres of former railroad land for $3.4 million. The average sales price was $79 per acre, and our average basis in the land sold was $24 per acre. The gross margin on land sales was $2.4 million, which represents a gross margin percentage of 69.2%.

The third quarter segment result decreased by $19.8 million year over year.  This was principally due to the $18.8 million contribution to income in the third quarter of 2006 from the sale of Spring Valley Ranch.  In addition, there was a $1.3 million, or 56%, decline in gross margin from the sale of former railroad land year over year. This primarily resulted from a 65% decrease in the volume of land sold, although the gross margin percentage improved slightly year over year. These decreases were partially offset by a $535,000 year over year increase in net investment income, which represents interest earned on the proceeds from land sales and on land sales contracts where Nevada Land has provided vendor financing.

In the first nine months of 2007, segment total revenues were $9.1 million. Nevada Land sold approximately 62,508 acres of former railroad land for $5.9 million. The average sales price was $94 per acre, and our average basis in the land sold was $30 per acre. The gross margin on land sales was $4 million, which represents a gross margin percentage of 67.8%.

In the first nine months of 2006, Nevada Land sold approximately 108,916 acres of former railroad for $8.5 million. The average sales price was $78 per acre, and our average basis in the land sold was $25 per acre. The gross margin on land sales was $5.7 million, which represents a gross margin percentage of 67.8%.

The segment result for the first nine months decreased by $19.6 million year over year. This was principally due to the $18.8 million contribution to income in the third quarter of 2006 from the sale of Spring Valley Ranch.  The gross margin from land sales declined $1.7 million, or 30%, year over year, primarily as a result of a 43% decrease in the volume of land sold.  These decreases were partially offset by a $1.7 million year over year increase in net investment income.

BUSINESS ACQUISITIONS AND FINANCING

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Net Realized Gain (Loss) on Sale or Impairment of	$(1,398,000)	$727,000	$(1,392,000)	$9,424,000
Holdings
Net Investment Income	1,104,000	1,032,000	4,890,000	4,298,000
Other	7,000	94,000	40,000	291,000
Segment Total Revenues	$(287,000)	$1,853,000	$3,538,000	$14,013,000

Segment Total Expenses	$(3,736,000)	$(5,114,000)	$(10,616,000)	$(9,648,000)
Income (Loss) Before Tax	$(4,023,000)	$(3,261,000)	$(7,078,000)	$4,365,000

This segment contains businesses, interests in businesses, and other parent company assets and liabilities.  The segment also contains the deferred compensation assets and liabilities and the revenues and corresponding deferred compensation expense arising from these assets are recorded in this segment.  The expenses recorded in this segment primarily consist of holding company costs which are not allocated to our other segments, for example, rent for our head office and any compensation cost for stock-settled stock appreciation rights ("SARs") granted and deferred compensation expense.  In any one accounting period, Business Acquisitions & Financing segment expenses can be increased, or reduced, by one or more individually significant expense or benefit items which occur irregularly (e.g., the recording of compensation expense when SARs are granted and vest), or fluctuate from period to period  (e.g., the foreign currency expense or benefit, described below).  Consequently, Business Acquisitions & Financing segment expenses are not necessarily directly comparable from one accounting period to another.

The only significant holding at September 30, 2007 in this segment is Jungfraubahn Holding AG, which has a market value and carrying value of $68.9 million (before taxes) at September 30, 2007, compared to $49.1 million at December 31, 2006.

Third quarter segment revenues decreased $2.1 million year over year, primarily due to less realized gains and an increase in impairment charges on securities..

A $1.4 million net realized loss for the impairment of securities was recorded in the third quarter of 2007.  This principally represented a provision for other-than-temporary impairment in a bond held in deferred compensation accounts for the benefit of several PICO officers.  This $1.4 million provision is offset by the corresponding $1.4 million reduction in deferred compensation payable to the participating officers, which reduced Segment Total Expenses, resulting in no net effect on the segment loss before tax.  During the third quarter of 2007, the issuer filed for bankruptcy protection, and the market value of the pledged collateral declined sharply.  However, the bond we own is a senior collateralized note.  The provision for other-than-temporary impairment reduced the basis in the bond from amortized cost to estimated realizable value at September 30, 2007.

Certain of our interests in Swiss public companies are held by PICO European Holdings, LLC (“PICO European Holdings”), a wholly owned subsidiary of Physicians Insurance Company of Ohio. Part of PICO European Holdings’ funding comes from a loan from PICO Holdings, Inc. which is denominated in Swiss Francs. Since the U.S. dollar is the functional currency for our financial reporting, under GAAP we are required to record a benefit or expense through the statement of operations to reflect fluctuation in the rate of exchange between the Swiss Franc and the U.S. dollar, although there is no net impact on consolidated shareholders’ equity before the related tax effects.

Third quarter segment expenses decreased $1.4 million year over year, from $5.1 million in 2006 to $3.7 million in 2007.

In the third quarter of 2006, segment expenses:
•	included a $1.8 million accrual for incentive compensation expense; and
•	included a $775,000 exchange rate expense.

In the third quarter of 2007, segment expenses:
•	included a $3.5 million expense resulting from the granting, and partial vesting, of additional SAR during the third quarter of 2007. See below; and
•	were reduced by the $1.4 million decrease in deferred compensation payable, and by a $1.3 million exchange rate benefit, as discussed above.

There was no accrual for incentive compensation expense in the third quarter of 2007, as growth in our book value per share for the first nine months of 2007 did not exceed the pre-determined threshold which would trigger the payment of incentive compensation.

Under the PICO Holdings, Inc. 2005 Long Term Incentive Plan (“the 2005 SAR Plan”), 486,470 stock-settled SAR were issued to four officers with an exercise price of $42.71 on August 2, 2007, and 172,939 stock-settled SAR were issued to one officer with an exercise price of $44.69 on September 4, 2007.  In both instances, the exercise price was the last sale price for PICO common stock on the NASDAQ National Market on the day the SARs were granted.  These SAR vest over the next four years, and we expect to record additional expense related to these SAR over the vesting period.

Under the 2005 SAR Plan, when the holder exercises stock-settled SAR, the holder is issued with new PICO common shares with a market value equal to the net in-the-money amount of the SAR.  This is calculated as the total in-the-money spread amount, less applicable withholding taxes, divided by the market price of PICO common stock on the date of exercise.  At September 30, 2007, based on the $41.44 closing PICO stock price, if all 1,509,766 vested SARs were exercised, we estimate that approximately 142,000 new shares of PICO common stock would be issued.

First nine months segment revenues decreased $10.5 million year over year, primarily due to a $10.8 million reduction in net realized gains on the sale or impairment of securities.

In the first nine months of 2007, a net realized loss of $1.4 million was recorded for an other-than-temporary impairment in a bond held in deferred compensation accounts discussed above.   In the first nine months of 2006, realized gains on the sale of securities was $9.4 million.

First nine months segment expenses increased $1 million year over year, from $9.6 million in 2006 to $10.6 million in 2007.

In the first nine months of 2006, segment expenses:
•	included a $3.9 million accrual for incentive compensation expense; and
•	were reduced by a $1.6 million exchange rate benefit.

In the first nine months of 2007, segment expenses:
•	included a $3.5 million expense for SAR as described above
•	included legal costs of the litigation against Exegy , Inc. of $1.3 million (see Part II Item 1: “Legal Proceedings”); and
•	were reduced by the $1.4 million decrease in deferred compensation payable, and by a $1.3 million exchange rate benefit, as discussed above.
There was no accrual for incentive compensation expense in the first nine months of 2007.

INSURANCE OPERATIONS IN RUN OFF

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Realized Gains on Sale of Holdings	$521,000	$3,180,000	$1,953,000	$9,855,000
Net Investment Income	866,000	800,000	2,673,000	2,385,000
Earned Premium	99,000		99,000
Other	25,000	1,000	55,000	1,000
Segment Total Revenues	$1,511,000	$3,981,000	$4,780,000	$12,241,000

Segment Total Expenses	$(245,000)	$(395,000)	$(951,000)	$(1,106,000)

Income Before Taxes:
Physicians Insurance Company of Ohio	$831,000	$2,593,000	$2,821,000	$8,538,000
Citation Insurance Company	435,000	993,000	1,008,000	2,597,000
Income Before Tax	$1,266,000	$3,586,000	$3,829,000	$11,135,000

This segment consists of Physicians Insurance Company of Ohio and Citation Insurance Company. Both Physicians and Citation are in “run off.” This means that the companies are handling and resolving claims on expired policies, but not writing new business.

Once an insurance company has gone into “run off” and the last of its policies have expired, typically most revenues come from net investment income and realized gains or losses on the sale of the securities investments which correspond to the insurance company’s reserves and shareholders’ equity.  Occasionally, earned premiums are recorded, which relate to reinsurance.

Revenues and results in this segment vary considerably from period to period and are not necessarily comparable from year to year, primarily due to fluctuations in net realized investment gains, and favorable or unfavorable development in our loss reserves.

Realized investment gains were $2 million in the first nine months of 2007, compared to $9.9 million in the first nine months of 2006. Segment income decreased from $11.1 million in the first nine months of 2006 to $3.8 million in the first nine months of 2007, primarily due to a $7.9 million decrease in realized gains.

Realized investment gains were $521,000 in the third quarter of 2007, compared to $3.2 million in the third quarter of 2006.  Segment income decreased from $3.6 million in the third quarter of 2006 to $1.3 million in the third quarter of 2007, primarily due to a $2.7 million decrease in realized gains.

Physicians Insurance Company of Ohio

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
	September 30, 2007	December 31, 2006

Direct Reserves	$9,642,000	$10,374,000
Ceded Reserves	(804,000)	(989,000)
Net Medical Professional Liability Insurance Reserves	$8,838,000	$9,385,000

Net reserves decreased by $547,000 during the first nine months of 2007, due to the payment of direct losses and loss adjustment expenses. No unusual trends in claims were noted.

Citation Insurance Company

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
	September 30, 2007	December 31, 2006
Property & Casualty Insurance
Direct Reserves	$6,119,000	$6,635,000
Ceded Reserves	(1,497,000)	(1,558,000)
Net Property & Casualty Insurance Reserves	$4,622,000	$5,077,000

Workers’ Compensation
Direct Reserves	$21,633,000	$24,074,000
Ceded Reserves	(13,292,000)	(14,425,000)
Net Workers’ Compensation Insurance Reserves	$8,341,000	$9,649,000

Total Reserves	$12,963,000	$14,726,000

During the first nine months of 2007, Citation’s net property and casualty insurance reserves declined by $455,000, principally due to the payment of direct losses and loss adjustment expenses.

During the first nine months of 2007, Citation’s net workers’ compensation reserves declined by $1.3 million, due to the payment of $1.2 million in direct losses and loss adjustment expenses, partially offset by the recovery of approximately $69,000 from reinsurance companies. There were no unusual trends in claims during the first nine months of 2007.

DISCONTINUED OPERATIONS - HYPERFEED TECHNOLOGIES

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2006
Loss Before Income Taxes	$(7,775,000)	$(12,793,000)
Income Tax Benefit	5,678,000	7,452,000
Gain On Sale of HyperFeed’s Discontinued Operations	165,000	330,000
Loss After Tax	$(1,932,000)	$(5,011,000)

During the fourth quarter of 2006, HyperFeed filed for bankruptcy under Chapter 7 of the Bankruptcy Code. After the bankruptcy filing, HyperFeed was removed from PICO’s financial statements as a consolidated entity, so there were no Discontinued Operations related to HyperFeed in 2007.

LIQUIDITY AND CAPITAL RESOURCES—NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Cash Flow

The Company’s  assets primarily consist of our operating subsidiaries, holdings in public companies, and cash and cash equivalents. On a consolidated basis, the Company had $71.4 million in cash and equivalents at September 30, 2007, compared to $136.6 million at December 31, 2006.

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

•
Nevada Land is actively selling land which has reached its highest and best use. Nevada Land’s principal sources of cash flow are the proceeds of cash land sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land’s operating and development costs, so Nevada Land is generating strong cash flow; and

•
Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation. The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance companies.

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

As shown in the Condensed Consolidated Statements of Cash Flow, cash and cash equivalents decreased by $65.2 million in the first nine months of 2007, compared to a $78 million net increase in the first nine months of 2006.

During the first nine months of 2007, Operating Activities used $38 million of cash. The principal operating cash inflow was land sales by Nevada Land. The principal operating cash outflows include overhead expenses, tax payments, the payment of management incentive compensation related to 2006 performance and $4 million for the purchase of a ranch in Idaho (net of vendor financing of $5.2 million). In addition, an Operating Cash outflow of $4.9 million was recorded, which relates to the exercise of stock-based Stock Appreciation Rights (“SAR”) during the first nine months of 2007.

During the first nine months of 2006, the Operating Activities of continuing operations provided cash of $12.4 million. The principal operating cash inflows were the sale of Spring Valley Ranch for $22 million, and land sales by Nevada Land. The principal operating cash outflows include overhead expenses, the payment of management incentive compensation related to 2005 performance, tax payments, the cost of drilling wells in several locations by Vidler, and the payment of claims by our insurance companies. In addition, the operating activities of discontinued operations used cash of $3.1 million

Investing Activities used $130.9 million of cash in the first nine months of 2007. The principal investing use of cash was an $82.4 million net increase in fixed-income securities, which represents the temporary investment of a portion of the proceeds of the February 2007 stock offering. We used $34.3 million for the construction of the Fish Springs pipeline project.  In addition, $13.5 million net was invested in stocks.

In the first nine months of 2006, the Investing Activities of continuing operations used cash of $437,000. The sale and maturity of investments exceeded purchases, providing $13 million in cash. The principal use of investing cash was $13.4 million in outlays for property and equipment, primarily related to the Fish Springs pipeline project. In the first nine months of 2006, the investing activities of discontinued operations used cash of $1.9 million.

Financing Activities provided $105.1 million of cash in the first nine months of 2007. This primarily represented the sale of 2.8 million newly-issued shares of PICO common stock for net proceeds of $100.1 million. In addition, there was a $4.9 million tax benefit related to the exercise of SAR.

In the first nine months of 2006, the Financing Activities of continuing operations provided cash of $73.2 million, which primarily represented the sale of 2.6 million newly-issued shares of PICO common stock for net proceeds of $73.9 million, and the financing activities of discontinued operations used $498,000 of cash.

During the first nine months of 2007, we completed construction of a pipeline to convey water from the Fish Springs Ranch to a storage tank near Reno, Nevada, and continued construction of a plant to generate the electricity which will be required to pump the water. As of September 30, 2007, we had incurred approximately $73.5 million of the estimated $83.5 million of the costs related to the design and construction of the Fish Springs Ranch pipeline project. However, the Company intends to enter new contracts to build additional infrastructure related to the pipeline that could cost up to $5.5 million. The total remaining expenditure will be incurred over the next three to six months.

Share Repurchase Program

In October 2002, our Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

As of September 30, 2007, no stock had been repurchased under this authorization.

Contractual Obligations / Off-Balance Sheet Arrangements

We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

Additional information regarding our financial commitments at September 30, 2007 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 4 – Commitments and Contingencies.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. We currently have interest rate risk as it relates to its fixed maturity securities, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, our borrowings are short to medium term in nature and therefore approximate fair value. At September 30, 2007, we had $142.8 million of fixed maturity securities, $263.5 million of marketable equity securities that were subject to market risk, of which $165.5 million were denominated in foreign currencies, primarily Swiss francs. Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

We use two models to report the sensitivity of its assets and liabilities subject to the above risks. For its fixed maturity securities PICO uses duration modeling to calculate changes in fair value. The sensitivity analysis duration model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security. At September 30, 2007, the model calculated a loss in fair value of $2.5 million. For its marketable securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of its market risk assets and liabilities. For investments denominated in foreign currencies, We use a hypothetical 20% decrease in the local currency of that investment. The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions taken by us to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of our marketable equity securities produced a loss in fair value of $52.7 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of our foreign denominated investments produced a loss of $29.4 million that would impact the foreign currency translation in shareholders’ equity.

Item 4.  Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the United States Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There were no material changes in our internal controls over financial reporting for the three months ended September 30, 2007.

Part II: Other Information

Item 1.  Legal Proceedings

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

On July 11, 2007, the parties entered into mediation to attempt to resolve these two lawsuits.  The mediation was unsuccessful.  Therefore, both cases will resume as adversary proceedings in the United States Bankruptcy Court, District of Delaware.

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

Item 1A.  Risk Factors

There are no material changes to our risk factors described in our Form 10-K for the year ended December 31, 2006, as filed on March 12, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO.
3(ii)	Amended and Restated By-laws of PICO. (1)
4.1	Form of Form of Securities Purchase Agreement dated February 28, 2007 between PICO Holdings, Inc. and the Purchasers. (2)
10	Material Contracts (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to Form 8-K filed with the SEC on November 5, 2007.
(2)	Incorporated by reference to Exhibit 10.12 to the Form 8-K filed on March 2, 2007.
(3)	Infrastructure Dedication Agreement between Fish Springs Ranch LLC and Washoe County, Nevada dated October 16, 2007.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Dated: November 6, 2007

By:
 /s/ Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Authorized Signatory)