Form 10-K
period 2007-12-31
PICO HOLDINGS INC /NEW
filed 2008-02-29
CIK 830122

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-K

(MARK ONE )
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Par III or this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).Yes ☐  No ☒

Approximate aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (based on the closing sales price of such stock as reported in the NASDAQ Global Market) as of June 30, 2007 the last business day of the registrant’s most recently completed second fiscal quarter, was $701,192,212.

On February 27, 2008, the registrant had 18,833,737 shares of common stock, $.001 par value, outstanding, excluding 3,218,408 shares of common stock which are held by the registrant’s subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2007.

ANNUAL REPORT ON FORM 10-K

PART I

Note About “Forward-Looking Statements”

This Annual Report on Form 10-K (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, regarding our business, financial condition, results of operations , and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters.   Words such as “may,” “will,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions.   Consequently, forward-looking statements are inherently subject to risk and uncertainties, and the actual results and outcomes could differ materially from the forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this report.   Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statements, whether as a result of new information, subsequent events , or otherwise , in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

ITEM 1. BUSINESS
Introduction

PICO Holdings, Inc. (PICO and its subsidiaries are collectively referred to as “PICO” and “the Company,” and by words such as “we,” and “our”) is a diversified holding company. We seek to build and operate businesses where we believe significant value can be created from the development of unique assets, and to acquire businesses which we identify as undervalued and where our management participation in operations can aid in the recognition of the business’s fair value, as well as create additional value.

Our objective is to maximize long-term shareholder value. Our goal is to manage our operations to achieve a superior return on net assets over the long term, as opposed to short-term earnings.

Our business is separated into four major operating segments:
•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Business Acquisitions & Financing Operations; and
•	Insurance Operations in “Run Off”.

Currently our major consolidated subsidiaries are:
•
Vidler Water Company, Inc. (“Vidler”), a business that we started more than 10 years ago, acquires and develops water resources and water storage operations in the southwestern United States, with assets in Nevada, Arizona, Idaho, California and Colorado;

•
Nevada Land and Resource Company, LLC (“Nevada Land”), an operation that we built since we acquired the company more than 10 years ago, which currently owns approximately 460,000 acres of former railroad land in Nevada, and certain mineral rights and water rights related to the property;

•	Physicians Insurance Company of Ohio (“Physicians”), which is “running off” its medical professional liability insurance loss reserves;
•	Citation Insurance Company (“Citation”), which is "running off” its property & casualty and workers’ compensation loss reserves; and
•
Global Equity AG, which holds our interest in Jungfraubahn Holding AG (“Jungfraubahn”). Jungfraubahn is a Swiss public company that operates railway and related tourism and transport activities in the Swiss Alps.  Jungfraubahn’s shares trade on the SWX Swiss Exchange.

The address of our main office is 875 Prospect Street, Suite 301, La Jolla, California 92037, and our telephone number is (858) 456-6022.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports, are made available free of charge on our web site ( www.picoholdings.com ) as soon as reasonably practicable after the reports are electronically filed with the SEC. Our website also contains other material about PICO.  Information on our website is not incorporated by reference into this Form 10-K.

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

Operating Segments and Major Subsidiary Companies

The following is a description of our operating segments and major subsidiaries. Unless otherwise indicated, we own 100% of each subsidiary.  The following discussion of our segments should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in the Annual Report on Form 10-K.

Water Resource and Water Storage Operations

Our Water Resource and Water Storage Operations are conducted through Vidler Water Company and its subsidiaries.

Vidler is a private company in the water resource development business in the southwestern United States. We develop new sources of water for municipal and industrial use, either from existing supplies of water, such as water used for agricultural purposes, or from acquiring unappropriated (that is, previously unused) water. We also develop water storage infrastructure to facilitate the efficient allocation of available water supplies. Vidler is not a water utility, and does not intend to enter into regulated utility activities.

The inefficient allocation of available water between agricultural users and municipal or industrial users, or the lack of available known water supply in a particular location, or inadequate infrastructure to fully utilize existing and new water supplies, provide opportunities for Vidler because:

•
the majority of water rights are currently owned or controlled by agricultural users, and in many locations there are insufficient water rights owned or controlled by municipal and industrial users to meet present and future demand;

•
certain areas of the Southwest experiencing rapid growth have insufficient known supplies of water to support future growth. Vidler identifies and develops new water supplies for communities with no other known water resources to support future community growth. In certain cases, to supply water from the water resources identified by Vidler, it may require regulatory approval to import the water from its source to where development is occurring, or require permitting of the infrastructure required to convey the water; and

•
infrastructure to recharge water will be required to store supplies during times of surplus to enable transfers from stored supplies in years where there is either no surplus or no other water sources are available (e.g., in drought conditions).

We entered the water resource development business with our acquisition of Vidler Water and Tunnel Company in 1995. At the time, Vidler owned a limited quantity of water rights and related assets in Colorado. Since then, Vidler, which was renamed to Vidler Water Company, has acquired or developed:

•
additional water rights and related assets, predominantly in Nevada and Arizona, the two leading states in population growth and new home construction. A water right is the legal right to divert water and put it to beneficial use. Water rights are assets which can be bought and sold. The value of a water right depends on a number of factors, which may include location, the seniority of the right, whether or not the right is transferable, or if the water can be exported. We seek to acquire water rights at prices consistent with their current use, typically agricultural, with the expectation of an increase in value if the water right can be converted through the development process to a higher use, such as municipal and industrial use. Typically, our water resources are the most competitive source of water (i.e., the most economical and practical source of water supply) to support new growth in municipalities and new industry; and

•
a water storage facility in Arizona and an interest in Semitropic, a water storage facility in California. At December 31, 2007, Vidler had “net recharge credits” (that is, an acre-foot of water) of more than 139,000 acre-feet of water in storage on its own account at the Vidler Arizona Recharge Facility. An acre-foot is a unit commonly used to measure the volume of water, being the volume of water required to cover one acre to a depth of one foot, and is equivalent to approximately 325,850 gallons. As a rule of thumb, one acre-foot of water would sustain two families of four persons each for one year.

  We have also entered into “teaming” and joint development arrangements with third parties who have water assets but lack the capital or expertise to commercially develop these assets. The first of these arrangements was a water delivery teaming agreement with Lincoln County Water District (“Lincoln/Vidler”), which is developing water resources in Lincoln County, Nevada. We have also recently entered into a joint development agreement with Carson City and Lyon County, Nevada to develop and provide water resources in Lyon County. We continue to explore additional teaming and joint development opportunities throughout the Southwest.

Vidler is engaged in the following activities:

•
development of water resources for end-users in the Southwest, namely water utilities, municipalities, developers, or industrial users. Typically, we identify and develop the source of water from a new water supply, or a change in the use of an existing water supply from agricultural to municipal and industrial; and

•
construction and development of water storage facilities for the purchase and recharge of water for resale in future periods, and distribution infrastructure to more efficiently use existing and new supplies of water.

Vidler generates revenues by:

•	selling or leasing its developed water resources to real estate developers or industrial users who must secure an assured supply of water in order to receive permits for their projects; and
•
storing water at its water storage facilities in Arizona and California from currently available surplus supplies, and then selling the stored water in future years to developers or municipalities that have either exhausted their existing water supplies, or in instances where our water represents the most economical source of water for their developments or communities.

The following table details the water rights and water storage assets owned by Vidler or its subsidiaries at December 31, 2007. Please note that this is intended as a summary, and that some numbers are rounded.  "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K contains more detail about these assets, recent developments affecting them, and the current outlook.

Name of asset & approximate location	Brief Description	Present commercial use

WATER RESOURCES

Arizona :

Harquahala Valley ground water basin La Paz County 75 miles northwest of metropolitan Phoenix	3,840 acre-feet of transferable groundwater. 3,206 acres of land	Leased to farmers

Nevada :

Fish Springs Ranch, LLC (51% interest) Washoe County, 40 miles north of Reno	13,000 acre-feet of permitted water rights, 8,000 of which are currently transferable to the Reno/Sparks area 8,600 acres of ranch land	Vidler has constructed a total of 35 miles of pipeline to deliver an initial 8,000 acre-feet of water annually from Fish Springs Ranch to the North Valleys of Reno, Nevada
Lincoln County water delivery teaming agreement
Applications* for more than 100,000 acre-feet of water rights through an agreement with Lincoln County. It is currently anticipated that up to 40,000 acre-feet of the applications will be permitted, and the water put to use on projects approved in Lincoln   County / northern Clark County, Nevada

*The numbers indicated for water rights applications are the maximum amount which we have filed for. In some cases, we anticipate that the actual permits received will be for smaller  quantities

Agreement to sell 7,240 acre-feet of water as, and when, supplies are permitted from existing applications in Tule Desert Groundwater Basin, in Lincoln County, Nevada

Agreement to sell water to a developer as, and when, supplies are permitted from applications in Kane Springs Basin in Lincoln County, Nevada

Sandy Valley Near the Nevada/California state line near the Interstate 15 corridor	415 acre-feet of permitted water rights Application for 1,000 acre-feet of water rights	Agreement to sell at least 415 acre-feet of water pending resolution of a protest of the permitting of the water rights

Muddy River water rights In the Moapa Valley, approximately 35 miles east of Las Vegas near the Interstate 15 corridor	267 acre-feet of water rights

Carson River Carson City, Lyon County and Douglas County, Nevada	75 acre - feet of municipal use water rights and 1,994 acre - feet of Carson River agricultural use water rights. Options over 1,652 acre - feet of Carson River agricultural use water rights	Development and Improvement agreements with Carson City and Lyon County to provide water resources for planned future growth in Lyon County and to connect the water systems of both municipalities
43 acres of ranch land
Other states :

Colorado water rights	179.5 acre-feet of water rights	66.1 acre-feet leased. 113.4 acre-feet are available for sale or lease

Idaho Near Boise, Idaho	7,044 acre - feet of water rights and 1,886 acres of farm land	Vidler is currently farming the properties
WATER STORAGE

Arizona :
Vidler Arizona Recharge Facility Harquahala Valley, Arizona	An underground water storage facility with permitted recharge capacity exceeding 1 million acre-feet and annual recharge capability of 35,000 acre-feet
Vidler is currently buying water and storing it on its own account. At December 31, 2007, Vidler had net recharge credits of approximately 139,000 acre-feet of water in storage at the Arizona Recharge Facility. In addition, Vidler has ordered approximately 25,000 acre-feet of water for recharge in 2008.

California :
Semitropic water storage facility
The right to store 30,000 acre-feet of water at Semitropic until 2035. This includes the right to minimum guaranteed recovery of approximately 2,700 acre-feet of water every year, and the right to recover up to approximately 6,800 acre-feet in any one year under certain circumstances.
Vidler is currently storing surplus flow water, when available, from the state of California, and at December 31, 2007 had approximately 10,000 acre-feet of water in storage at the facility

Real Estate Operations

Our Real Estate Operations are primarily conducted through Nevada Land and Resource Company, LLC.

In April 1997, PICO paid $48.6 million to acquire Nevada Land, which at the time owned approximately 1,352,723 acres of deeded real estate in northern Nevada, and the water, mineral, and geothermal rights related to the property. Much of Nevada Land’s property is checker-boarded in square mile sections with publicly owned land. The properties generally parallel the Interstate 80 corridor and the Humboldt River, from Fernley, in western Nevada, to Elko County, in northeast Nevada.

Nevada Land is one of the largest private landowners in the state of Nevada.  Real estate available for private development in Nevada is relatively scarce, as governmental agencies own approximately 87% of the land in Nevada.  Before we acquired Nevada Land, the property had been under the ownership of a succession of railway companies, to whom it was a non-core asset. Accordingly, when we acquired Nevada Land, we believed that the commercial potential of the property had not been maximized.

After acquiring Nevada Land, we completed a “highest and best use” study which divided the real estate into categories. We developed strategies to maximize the value of each category, with the objective of monetizing assets once they had reached their highest and best use. These strategies include:
•
the sale of real estate and water rights. There is demand for real estate and water for a variety of purposes including residential development, residential estate living, farming, ranching, and from industrial users;

•
the development of water rights. Nevada Land has applied for additional water rights on land it owns and intends to improve. Where water rights are permitted, we anticipate that the value, productivity, and marketability of the related real estate will increase;

•	the development of real estate in and around growing municipalities; and
•	the management of mineral rights.

At December 31, 2007, Nevada Land owns approximately 460,000 acres of former railroad land.

In recent years, Nevada Land has filed additional applications for approximately 47,497 acre-feet of water rights on the Company’s former railroad lands. Of these applications, approximately 9,297 acre-feet of water rights have been certificated and permitted, and applications are pending for approximately 38,200 acre-feet of water use for agricultural, municipal, and industrial use. Potentially, some of these water rights could be utilized to support the growth of municipalities in northern Nevada.

Our real estate operations also comprise the operations of Bedrock Land Development (“Bedrock”), UCP, LLC (“UCP”), and Global Equity Corporation (“Global Equity”).

Bedrock and UCP were formed in 2007 with the objective of acquiring attractive and well-located developable land, partially developed lots, or finished lots, in select California markets, where medium-sized regional developers and homebuilders may have liquidity challenges as a result of the downturn in the housing market.

Global Equity is a Canadian company which manages the Phoenix Capital Income Trust and its subsidiary Phoenix Capital, Inc. (collectively, “Phoenix”). Phoenix was in the business of acquiring interests in privately-traded Canadian real estate partnerships and syndicates (collectively, “partnership units”) at an appropriate discount to the value of the underlying real estate owned by the syndicate or partnership, to reflect the lack of a public trading market for the partnership units. Global Equity is managing the existing portfolio of partnership units owned by Phoenix, and Global Equity is the vehicle through which we are acquiring additional partnership units.

Business Acquisitions and Financing Operations

This segment consists of acquired businesses, strategic interests in businesses and the activities of PICO that are not included in our other segments.

We do not sell securities on a regular basis. A security may be sold if the price has significantly exceeded our target, or if there have been changes which we believe limit further appreciation potential on a risk-adjusted basis. Consequently, the amount of net realized gains or losses recognized during any accounting period has no predictive value. In addition, in this segment, various income items relate to specific holdings owned during a particular accounting period. Since our holdings change over time, results in this segment are not necessarily comparable from year to year.

The largest asset in this segment is our 22.5% interest in Jungfraubahn Holding AG (“Jungfraubahn”), which had a market value and carrying value (before taxes) of $66.2 million at the end of 2007. In addition, segment results include the income, expense, and assets and liabilities of the deferred compensation accounts.

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

Insurance Operations in “Run Off”

This segment consists of Physicians Insurance Company of Ohio and Citation Insurance Company.

Physicians Insurance Company of Ohio
Until 1995, Physicians wrote medical professional liability insurance, mostly in the state of Ohio. In 1995, we concluded that maximum value would be obtained by selling the prospective book of business (that is, the opportunity to renew existing policies and to write new policies) and placing Physicians in “run off” (that is, handling and resolving the claims on expired policies, but not writing new business).   Physicians wrote its last policy in 1995; however, claims can be filed until 2017 that resulted from events that allegedly occurred during the period when Physicians provided coverage.

Insurance companies in “run off” obtain the funds to pay claims from the maturity of fixed-income securities, the sale of investments, and collections from reinsurance companies (that is, specialized insurance companies who share in our claims risk).

Once an insurance company is in “run off” and the last of its policies have expired, typically most revenues come from investment transactions which correspond to the insurance company’s reserves and shareholders’ equity.  Occasionally, earned premiums are recorded, which relate to reinsurance.

During the “run off” process, as claims are paid, both the loss reserve liabilities and the corresponding fixed-income investment assets decrease. Since interest income in this segment will decline over time, we are attempting to minimize segment overhead expenses as much as possible.

Although we regularly evaluate the strategic alternatives, we currently believe that the most advantageous option is for Physicians’ own claims personnel to manage the “run off.” We believe that this will ensure a high standard of claims handling for our policyholders and, from the Company’s perspective, ensure the most careful examination of claims made to minimize loss and loss adjustment expense payments. If we were to reinsure Physicians’ entire book of business and outsource claims handling, this would also involve giving up management of the corresponding investment assets.

Administering our own “run off” also provides us with the following opportunities:
•
we retain management of the associated investment portfolios. We manage our insurance company portfolios directly, and believe that the return on our portfolio assets has been attractive in absolute terms, and very competitive in relative terms. Since the claims reserves of the “run off” insurance companies effectively recognize the cost of paying and handling claims in future years, the investment return on the corresponding investment assets, less non-insurance expenses, accrues to PICO. We aim to maximize this source of income; and

•	to participate in favorable development in our claims reserves if there is any, although this entails the corresponding risk that we could be exposed to unfavorable development.

As the “run off” progresses, at a time in the future which cannot currently be predicted, Physicians’ claims reserves may diminish to the point where it is more cost-effective to outsource claims handling to a third party administrator.

At December 31, 2007, Physicians had $6.5 million in medical professional liability loss reserves, net of reinsurance.

Citation Insurance Company
In 1996, Physicians completed a reverse merger with Citation’s parent company. In the past, Citation wrote various lines of commercial property and casualty insurance and workers’ compensation insurance, primarily in California and Arizona. At the end of 2000, Citation ceased writing business and went into “run off.”

Prior to the reverse merger, Citation had been a direct writer of workers’ compensation insurance. Since PICO did not wish to be exposed to that line of business, shortly after the merger was completed, Citation reinsured 100% of its workers’ compensation business with a subsidiary, Citation National Insurance Company (“CNIC”), and sold CNIC to Fremont Indemnity Company (“Fremont”) in 1997.  Fremont merged CNIC into Fremont, and administered and paid all of the workers’ compensation claims which had been sold to it. From 1997 until the second quarter of 2003, Citation booked the losses reported by Fremont, and recorded an equal and offsetting reinsurance recoverable from Fremont, as an admitted reinsurer, for all losses and loss adjustment expenses. This resulted in no net impact on Citation’s reserves and financial statements, and no net impact on our consolidated financial statements.

In June 2003, the California Department of Insurance obtained a conservation order over Fremont, and applied for a court order to liquidate Fremont. In July 2003, the California Superior Court placed Fremont in liquidation. Since Fremont was no longer an admitted reinsurance company under the statutory basis of insurance accounting, Citation reversed the $7.5 million reinsurance recoverable from Fremont in both its statutory basis and generally accepted accounting principals in the United States or GAAP basis financial statements in the 2003 financial year. Citation was unsuccessful in court action to recover deposits reported as held by Fremont for Citation’s insureds.

We currently have a third-party administration agreement with Intercare Insurance Services to administer the claims handling and claims payment for Citation’s workers’ compensation insurance run-off book of business.

At December 31, 2007, Citation had $9.2 million in loss reserves, net of reinsurance. Citation’s loss reserves consist of $3.1 million for property and casualty insurance, principally in the artisans/contractors line of business, and $6.1 million for workers’ compensation insurance.

Discontinued Operations

HyperFeed Technologies, Inc.
During the fourth quarter of 2006, our majority-owned subsidiary HyperFeed Technologies, Inc. (“HyperFeed”) filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code. Consequently, HyperFeed is recorded as a discontinued operation for 2006 and prior years in the Consolidated Financial Statements in this Annual Report on Form 10-K.

HyperFeed was a provider of enterprise-wide ticker plant and transaction technology software and services enabling financial institutions to process and use high performance exchange data with Smart Order Routing and other applications. HyperFeed was a publicly traded company, which became a subsidiary of PICO Holdings in 2003, when we acquired direct ownership of a majority voting interest.

Despite possessing potentially valuable technology, HyperFeed was unable to generate sufficient cash flow to finance its own operations. During 2006, PICO and HyperFeed negotiated a business combination with Exegy Incorporated (“Exegy”). On August 25, 2006 , PICO , HyperFeed, and Exegy entered into an agreement, pursuant to which the common stock of HyperFeed owned by PICO would have been contributed to Exegy in exchange for Exegy's issuing certain Exegy stock to PICO . However, in a letter dated November 7, 2006 , Exegy informed PICO and HyperFeed that it was terminating the agreement. PICO and HyperFeed dispute Exegy’s right to terminate the agreement and are vigorously defending their rights through all available legal means.

Given the uncertainty of additional funding available to HyperFeed due to the termination of the agreement, and therefore for HyperFeed to continue as a going concern, HyperFeed filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code on November 29, 2006. See Item 3.  Legal Proceedings and Note 2 of Notes to Consolidated Financial Statements, "Discontinued Operations”.

Employees

At December 31, 2007, PICO had 53 employees.

Executive Officers

The executive officers of PICO are as follows:

Name	Age	Position

John R. Hart	48	President, Chief Executive Officer and Director
Richard H. Sharpe	52	Executive Vice President and Chief Operating Officer
Damian C. Georgino	47	Executive Vice President of Corporate Development and Chief Legal Officer
James F. Mosier	60	General Counsel and Secretary
Maxim C. W. Webb	46	Executive Vice President and Chief Financial Officer and Treasurer
W. Raymond Webb	46	Vice President, Investments
John T. Perri	38	Vice President, Controller

Mr. Hart has served as our President and Chief Executive Officer and as a member of our board of directors since 1996. Mr. Hart also serves as an officer and/or director of our following subsidiaries: Physicians Insurance Company of Ohio (President, Chief Executive Officer, and director since 1993), Vidler Water Company, Inc. (Chairman since 1997 and Chief Executive Officer since 1998).  Mr. Hart was a director of HyperFeed Technologies, Inc., our 80% owned subsidiary.  On November 29, 2006, HyperFeed Technologies filed a petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court, District of Delaware.

Mr. Sharpe has served as Executive Vice President and Chief Operating Officer of PICO since November 1996 and in various executive capacities since joining Physicians in 1977.

Mr. Georgino has served as Executive Vice President of Corporate Development and Chief Legal Officer since September 2007. Beginning in 2003, he was a partner with the law firm of Pepper Hamilton LLP. From 2000 to 2003 he was a partner with the international law firm of LeBoeuf, Lamb, Greene and MacRae LLP (now Dewey & LeBoeuf LLP).  Prior to that, Mr. Georgino served as Executive Vice President, General Counsel and Corporate Secretary of United States Filter Corporation (also known as “US Filter”).

Mr. Mosier has served as General Counsel and Secretary of PICO since November 1996 and of Physicians since October 1984 and in various other executive capacities since joining Physicians in 1981.

Mr. Maxim Webb has been Executive Vice President and Chief Financial Officer and Treasurer of PICO since May 14, 2001.  Mr. Webb served in various capacities with the Global Equity Corporation group of companies since 1993, including Vice President, Investments of Forbes Ceylon Limited from 1994 through 1996.  Mr. Webb became an officer of Global Equity Corporation in November 1997 and Vice President, Investments of PICO on November 20, 1998.

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

We engage in various water resource acquisitions, management, development, and sale and lease activities.  Accordingly, our future profitability will primarily be dependent on our ability to acquire, develop and sell or lease water and water rights.  Our long-term profitability will be affected by various factors, including the availability and timing of water resource acquisitions, regulatory approvals and permits associated with such acquisitions, transportation arrangements, and changing technology.  We may also encounter unforeseen technical or other difficulties which could result in construction delays and cost increases with respect to our water resource and water storage development projects.  Moreover, our profitability is significantly affected by changes in the market price of water.  Future prices of water may fluctuate widely as demand is affected by climatic, demographic and technological factors as well as the relative strength of the residential, commercial and industrial real estate markets.  Additionally, to the extent that we possess junior or conditional water rights, during extreme climatic conditions, such as periods of low flow or drought, our water rights could be subordinated to superior water rights holders.  The factors described above are not within our control.  One or more of these factors could impact the profitability of our water resources and cause our results of operations to be volatile.

Our water activities may become concentrated in a limited number of assets, making our growth and profitability vulnerable to fluctuations in local economies and governmental regulations.

In the future, we anticipate that a significant amount of our revenues and asset value will come from a limited number of assets, including our water resources in Nevada and Arizona and our Arizona Recharge Facility.  Water resources in this region are scarce and we may not be successful in continuing to acquire and develop additional water assets.  If we are unable to develop additional water assets, our revenues will be derived from a limited number of assets, primarily located in Arizona and Nevada.  As a result of this concentration, our invested capital and results of operations will be vulnerable to fluctuations in local economies and governmental regulations.

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. To date, we have stored more than 100,000 acre feet at the facility for our own account. We have not stored any water on behalf of any customers, and have not as yet generated any revenue from the recharge facility. We believe that the best economic return on the asset will come from storing water in surplus years for sale in dry years; however, we cannot be certain that we will ultimately be able to sell the stored water at a price sufficient to provide an adequate economic profit.

We have constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada.  We estimate that the total cost of the pipeline and associated infrastructure to be approximately $90 million, and completion is presently estimated to occur in early 2008.  To date, Vidler has only entered into sale agreements for a very small proportion of the total amount of water that will be conveyed through the pipeline to the northern valleys of Reno.  By the time construction of the pipeline has been completed, we anticipate that negotiations will have begun with the principal buyers of this water, who will largely be real estate developers.  Although the current market pricing of water in the area exceeds our total estimated cost of the pipeline, there can be no assurance that the sales prices we may obtain in the future will provide an adequate economic return.  Furthermore, if our negotiations do not result in prices that are acceptable to us, we may choose to monetize the water resources at a later time, which would have an adverse effect on our near-term revenues and cash flows.

Our water resources sales may meet with political opposition in certain locations, thereby limiting our growth in these areas.

The water resources we hold and the transferability of these assets and rights to other uses, persons, or places of use are governed by the laws concerning the laws concerning water rights in the states of Arizona, California, and Nevada or other states in which we operate.  Our sale of water resources is subject to the risks of delay associated with receiving all necessary regulatory approvals and permits.  Additionally, the transfer of water resources from one use to another may affect the economic base or impact other issues of a community including development, and will, in some instances, be met with local opposition.  Moreover, certain of the end users of our water resources, namely municipalities, regulate the use of water in order to manage growth, thereby creating additional requirements that we must satisfy to sell and convey water resources.  If we are unable to effectively transfer, sell and convey water resources, our ability to monetize this asset will suffer and our revenues and financial performance would decline.

The fair values of our real estate and water assets are linked to external growth factors.

The real estate and water assets we hold have fair values that are significantly affected by the growth in population and the general state of the local economies where our real estate and water assets are located, primarily in the states of Arizona and Nevada, but also in California, Colorado and Idaho.

The current decline in the U.S. housing market, including the housing markets in Arizona, Nevada, California, Colorado and Idaho may lead to a near-term slowdown in demand for our real estate and water assets, which could cause a decline in our revenues and income.  While we do not expect long-term demand for our assets to decline, a slowdown in the housing market may impact the timing of our monetization of our real estate and water assets and negatively affect our economic return.  Any prolonged delay in the monetization of our assets may have an adverse effect on our business, financial condition, results of operations, and cash flows.

Variances in physical availability of water, along with environmental and legal restrictions and legal impediments, could impact profitability.

We value our water assets, in part, based upon the amounts of acre-feet of water we anticipate from water rights applications and permitted rights.  The water and water rights held by us and the transferability of these rights to other uses, persons, and places of use are governed by the laws concerning water rights in the states of Arizona, Colorado, Idaho and Nevada.  The volumes of water actually derived from the water rights applications or permitted rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions.  As a result, the volume of water anticipated from the water rights applications or permitted rights do not in every case represent a reliable, firm annual yield of water, but in some cases describe the face amount of the water right claims or management’s best estimate of such entitlement.  Additionally, we may face legal restrictions on the sale or transfer of some of our water assets, which may affect their commercial value.  If we were unable to transfer or sell our water assets, we may lose some or all of our stated or anticipated returns.

We may not receive all of the permitted water rights we expect from the water rights applications we have filed in Nevada.

We have filed certain water rights applications in Nevada, primarily as part of the water teaming agreement with Lincoln County.  We deploy the capital required to enable the filed applications to be converted into permitted water rights. We only expend capital in those areas where our initial investigations lead us to believe that we can obtain a sufficient volume of water to provide an adequate economic return on the capital employed in the project.  These capital expenditures largely consist of drilling and engineering costs for water production, costs of monitoring wells, and legal and consulting costs for hearings with the State Engineer, and National Environmental Protection Act, or “NEPA”, compliance costs.  Until the State Engineer permits the water rights, there can be no assurance that we will be awarded all of the water which we expect based on the results of our drilling and our legal position.  Any significant reduction in the volume of water awarded to us from our base expectations could adversely affect our revenues, profitability, and cash flows.

Our sale of water resources may be subject to environmental regulations which would impact our revenues, profitability, and cash flows.

The quality of the water resources we lease or sell may be subject to regulation by the United States Environmental Protection Agency acting pursuant to the United States Safe Drinking Water Act.  While environmental regulations do not directly affect us, the regulations regarding the quality of water distributed affects our intended customers and may, therefore, depending on the quality of our water, impact the price and terms upon which we may in the future sell our water resources.  If we need to reduce the price of our water resources in order to make a sale to our intended customers, our balance sheet, results of operations and financial condition could suffer.

Purchasers of our real estate and water assets may default on their obligations to us and adversely affect our results of operations and cash flow.

In certain circumstances, we finance sales of real estate and water assets, and we secure such financing through deeds of trust on the property, which are only released once the financing has been fully paid off.  Purchasers of our real estate and water assets may default on their financing obligations.  Such defaults may have an adverse effect on our business, financial condition, and the results of operations, profitability, and cash flows.

If we do not successfully locate, select and manage acquisitions and investments, or if our acquisitions or investments otherwise fail or decline in value, our financial condition could suffer.

We invest in businesses that we believe are undervalued or that will benefit from additional capital, restructuring of operations or improved competitiveness through operational efficiencies.  If a business in which we invest fails or its fair value declines, we could experience a material adverse effect on our business, financial condition, the results of operations and cash flows.  Additionally, we may not be able to find sufficient opportunities to make our business strategy successful.  Our failure to successfully locate, select and manage acquisition and investment opportunities, particularly water and water rights, could have a material adverse effect on our business, financial condition, the results of operations and cash flows.  Such business failures, declines in fair values, and/or failure to successfully locate, select and manage acquisitions or investments, particularly water and water rights, could result in a negative return on equity. We could also lose part or all of our capital in these businesses and experience reductions in our net income, cash flows, assets and equity.

Failure to successfully manage newly acquired companies could adversely affect our business.

Our management of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, taxation, regulatory matters, and finance.  These efforts result in additional expenses and involve significant amounts of our management’s time and could distract our management from the day-to-day operations of our business. The diversion of our management’s attention from the day-to-day operations, or difficulties encountered in the integration process, could have a material adverse effect on our business, financial condition, and the results of operations and cash flows.  If we fail to integrate acquired businesses, resources, or assets into our operations successfully, we may be unable to achieve our strategic goals or an economic return and the value of your investment could suffer.

Our acquisitions may result in dilution to our shareholders and increase liabilities.

We make selective acquisitions of companies that we believe could benefit from our resources of additional capital, business expertise, management direction and oversight, or existing operations.  We endeavor to enhance and realize additional value to these acquired companies through our influence and control.  Any acquisition could result in the use of a significant portion of our available cash, significant dilution to you, and significant acquisition-related charges.  Acquisitions may also result in the assumption of liabilities, including liabilities that are unknown or not fully known to us at the time of the acquisition, which could have a material adverse financial effect on us.

Our acquisitions and investments may yield low or negative returns for an extended period of time, which could temporarily or permanently depress our return on shareholders’ equity, and we may not realize the value of the funds invested.

We generally make acquisitions and investments that tend to be long term in nature, and for the purpose of realizing additional value by means of appropriate levels of influence and control.  We acquire businesses that we believe to be undervalued or may benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with our existing operations or through appropriate and strategic management input.  We may not be able to develop acceptable revenue streams and investment returns through the businesses we acquire, and as a result we may lose part or all of our investment in these assets.  Additionally, when any of our acquisitions do not achieve acceptable rates of return or we do not realize the value of the funds invested, we may write down the value of such acquisitions or sell the acquired businesses at a loss.  Some of our prior acquisitions have lost either part or all of the capital we invested.  Unsuccessful acquisitions could have negative impacts on our cash flows, income, assets and shareholders’ equity, which may be temporary or permanent.  Moreover, the process we employ to enhance value in our acquisitions and investments can consume considerable amounts of time and resources.  Consequently, costs incurred as a result of these acquisitions and investments may exceed their revenues and/or increases in their values for an extended period of time.

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

No active market exists for some of the companies in which we invest.  At December 31, 2007, approximately $3.9 million of the Company's investment portfolio does not have a readily available market value.  We acquire stakes in private companies that are not as liquid as investments in public companies.  Additionally, some of our acquisitions may be in restricted or unregistered stock of U.S. public companies.  Moreover, certain investments for which there is an established market may be subject to dramatic fluctuations in their market price.  These illiquidity factors may affect our ability to quickly and effectively divest some of our investments and could affect the value that we receive for the sale of such investments and have a negative impact on our results of operations.

Our acquisitions of and investments in non-U.S. companies subject us to additional market and liquidity risks which could affect the value of our stock.

We have acquired, and may continue to acquire, securities in non-U.S. public companies and other assets or businesses not located in the U.S.  Typically, these non-U.S. securities are not registered with the SEC and regulation of these companies is under the jurisdiction of the relevant non-U.S country.  The respective non-U.S regulatory regime may limit our ability to obtain timely and comprehensive financial information for the non-U.S. companies in which we have invested.  In addition, if a non-U.S. company in which we invest were to take actions which could be detrimental to its shareholders, non-U.S. legal systems may make it difficult or time-consuming for us to challenge such actions.  These factors may affect our ability to acquire controlling stakes, or to dispose of our non-U.S. investments, or to realize the full fair value of our non-U.S. investments.  In addition, investments in non-U.S. countries may give rise to complex cross-border tax issues.  We aim to manage our tax affairs efficiently, but given the complexity of dealing with U.S. and non-U.S. tax jurisdictions, we may have to pay tax in both the U.S. and in non-U.S. countries, and we may be unable to offset any U.S. tax liabilities with non-U.S. tax credits.  If we are unable to manage our non-U.S. tax issues efficiently, our financial condition and the results of operations and cash flows could be adversely affected.  In addition, our base currency is United States Dollars.  Accordingly, we are subject to foreign exchange risk through our acquisitions of stocks in non-U.S. public companies.  We attempt to mitigate this foreign exchange risk by borrowing funds in the same currency to purchase the equities.  Significant fluctuations in the non-U.S. currencies in which we hold investments or consummate transactions could negatively impact our financial condition and the results of operations and cash flows.

Volatile fluctuations in our insurance reserves could cause our financial condition to be materially misstated.

Our insurance subsidiaries have established reserves based on actuarial estimates that we believe are adequate to meet the ultimate cost of losses arising from claims.  However, it has been, and will continue to be, necessary for our insurance subsidiaries to review and make appropriate adjustments to reserves for claims and expenses for settling claims.  Changes in estimates for these reserves could cause our financial condition to fluctuate from period to period and cause our financial condition to appear to be better than it actually is for periods in which insurance claims reserves are understated.  In subsequent periods when we discover the underestimation and pay the additional claims, our cash needs will be greater than expected and our financial results of operations for that period will be worse than they would have been had our previous reserves been more accurate.

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

Because medical malpractice liability, commercial property and casualty, and workers’ compensation claims may not be completely paid off for several years, estimating reserves for these types of claims can be more uncertain than estimating reserves for other types of insurance.  As a result, actual losses cannot be determined for several years following the year for which reserves were initially established.  During the past several years, the levels of the reserves for our insurance subsidiaries have been very volatile.  We have had to significantly increase and decrease these reserves in the past several years.  Significant increases in the reserves may be necessary in the future, and the level of reserves for our insurance subsidiaries may be volatile in the future.  These increases or volatility may have an adverse effect on our business, financial condition, and the results of operations and cash flows.

If we underestimate the amount of reinsurance we need or if the companies with which we have reinsurance agreements default on their obligations, we may be unable to cover claims made and that would have a material adverse effect on our results of operations and cash flows.

We have reinsurance agreements on all of our insurance books of business with reinsurance companies.  We purchase reinsurance based upon our assessment of the overall direct underwriting risk.  It is possible that we may underestimate the amount of reinsurance required to achieve the desired level of net claims risk, and a claim may exceed the combined value of our reserve and the amount of reinsurance available.  Additionally, our reinsurers could default on amounts owed to us for their portion of the direct insurance claim.  Our insurance subsidiaries, as direct writers of lines of insurance, have ultimate responsibility for the payment of claims, and any defaults by reinsurers may result in our established reserves not being adequate to meet the ultimate cost of losses arising from claims.  If claims made exceed the amount of our direct reserves and the available reinsurance, we may be subject to regulatory action or litigation and our results of operation and cash flows would suffer as a result.

State regulators could require changes to our capitalization and/or to the operations of our insurance subsidiaries, and/or place them into rehabilitation or liquidation.

Beginning in 1994, our subsidiaries, Physicians and Citation, became subject to the provisions of the Risk-Based Capital for Insurers Model Act which has been adopted by the National Association of Insurance Commissioners for the purpose of helping regulators identify insurers that may be in financial difficulty.  The Model Act contains a formula which takes into account asset risk, credit risk, underwriting risk and all other relevant risks. Under this formula, each insurer is required to report to regulators using formulas which measure the quality of its capital and the relationship of its modified capital base to the level of risk assumed in specific aspects of its operations.  The formula does not address all of the risks associated with the operations of an insurer.  The formula is intended to provide a minimum threshold measure of capital adequacy by an individual insurance company and does not purport to compute a target level of capital.  Companies which fall below the threshold will be placed into one of four categories: Company Action Level, where the insurer must submit a plan of corrective action; Regulatory Action Level, where the insurer must submit such a plan of corrective action, the regulator is required to perform such examination or analysis the Superintendent of Insurance considers necessary and the regulator must issue a corrective order; Authorized Control Level, which includes the above actions and may include rehabilitation or liquidation; and Mandatory Control Level, where the regulator must rehabilitate or liquidate the insurer.  As of December 31, 2007, all of our insurance subsidiaries’ risk-based capital results exceeded the Company Action Level.  However, we cannot assure you that insurance subsidiaries’ risk-based capital results will exceed the Company Action Level in the future.  If the risk-based capital of any of our insurance subsidiaries fails to exceed the Company Action Level, we will be subject to the regulatory action described above and our results of operations could suffer.

If we are required to register as an investment company, we will be subject to a significant regulatory burden and our results of operations will suffer.

We are an operating company and are not subject to regulation as an investment company under the U.S. Investment Company Act of 1940, as amended.  However, if we were required to register as an investment company, our ability to use debt would be substantially reduced, and we would be subject to significant additional disclosure obligations and restrictions on our operational activities. Because of the additional requirements imposed on an investment company with regard to the distribution of earnings, operational activities and the use of debt, in addition to increased expenditures due to additional reporting responsibilities, our cash available for investments would be reduced. The additional expenses would reduce income.  These factors would adversely affect our business, financial condition, and the results of operations and cash flows.

We are directly impacted by international affairs, which directly expose us to the adverse effects of any foreign economic or governmental instability.

As a result of global investment diversification, our business, financial condition, the results of operations and cash flows may be adversely affected by:
•	exposure to fluctuations in exchange rates;
•	the imposition of governmental controls;
•	the need to comply with a wide variety of non-U.S. and U.S. export laws;
•	political and economic instability;
•	trade restrictions;
•	changes in tariffs and taxes;
•	volatile interest rates;
•	changes in certain commodity prices;
•	exchange controls which may limit our ability to withdraw money;
•	the greater difficulty of administering business overseas; and
•	general economic conditions outside the United States.

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

We are a diversified holding company with investments and operations in a variety of business segments.  Each of these areas is unique, complex in nature, and difficult to understand.  In particular, the water resource business is a developing industry in the United States with very little historical data, very few experts and a limited following of analysts.  Because we are complex, analysts and investors may not be able to adequately evaluate our operations and enterprise as a going concern.  This could cause analysts and investors to make inaccurate evaluations of our stock, or to overlook PICO in general.  As a result, the trading volume and price of our stock could suffer and may be subject to excessive volatility.

Fluctuations in the market price of our common stock may affect your ability to sell your shares.

The trading price of our common stock has historically been, and we expect to continue to be, subject to fluctuations.  The market price of our common stock may be significantly impacted by:
•	quarterly variations in financial performance and condition;
•	shortfalls in revenue or earnings from estimates forecast by securities analysts or others;
•	changes in estimates by such analysts;
•	product introductions;
•	the availability of economically viable acquisition or investment opportunities, including water resources and real estate, which will return an adequate economic return;
•	our competitors’ announcements of extraordinary events such as acquisitions;
•	litigation; and
•	general economic conditions and other matters described herein.

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

To run our day-to-day operations and to successfully manage newly acquired companies we must, among other things, continue to attract and retain key management.  We rely on the services of several key executive officers.  If they depart, it could have a significant adverse effect.  Mr. Hart, our CEO, is key to the implementation of our strategic focus, and our ability to successfully develop our current strategy is dependent upon our ability to retain his services.  We have an employment agreement with Mr. Hart that expires on December 31, 2012.

We use estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America.

The preparation of our financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of financial statements and the reported amount of revenues and expenses during the reporting period.  We regularly evaluate our estimates related to the assessment of other than temporary impairment and application of the equity method of accounting, unpaid losses and loss adjustment expenses, reinsurance receivables, real estate and water assets, deferred income taxes, stock-based compensation and contingent liabilities, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The result of these evaluations forms the basis for our judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources.  The carrying values of assets and liabilities and the reported amount of revenues and expenses may differ by using different assumptions. In addition, in future periods, in order to incorporate all known experience at that time, we may have to revise assumptions previously made which may change the value of previously reported assets and liabilities.  This potential subsequent change in value may have a material adverse effect on our business, financial condition, and the results of operations and cash flows.

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

Changing laws, rules, regulations and standards relating to corporate governance and public disclosure, SEC regulations and NASDAQ Stock Market rules, regulations, policies and procedures are creating uncertainty for companies such as ours.  These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to maintain compliance with Section 404 of the United States Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firms' audit of the effectiveness of our internal controls over financial reporting has required the commitment of substantial financial and managerial resources.  We expect these efforts to require the continued commitment of significant resources.  Further, our board members, chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties and we may be required to indemnify them for any expenses incurred in defending against claims.  As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.  If our efforts to comply with new or changes laws, rules, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation could be harmed.

Absence of dividends could reduce our attractiveness to investors.

Some investors favor companies that pay dividends, particularly in market downturns.  We have never declared or paid any cash dividends on our common stock.  We currently intend to retain any future earnings for funding growth and, therefore, we do not currently anticipate paying cash dividends on our common stock.

We may need additional capital in the future to fund the growth of our business, and financing may not be available on favorable terms, if at all, or without dilution to our shareholders.

We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months.  However, we cannot assure you that such resources will be sufficient to fund the long-term growth of our business.  We may raise additional funds through public or private debt, equity or hybrid securities financings, including, without limitation, through the issuance of securities pursuant to our universal shelf registration statement on file with the SEC. We currently have an effective registration statement on Form S-3 registering the sale of up to $400 million of securities, which enables us to issue debt, common stock and warrants from time to time.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, the market prices for our outstanding common stock could be depressed and these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders.  For example, we have in the past issued, and may in the future issue, additional shares of common stock at a discount from the current trading price of our common stock.  The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.  We cannot assure you that any additional financing we need will be available on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities or otherwise respond to competitive pressures would be significantly limited.  In any such case, our business, operating results or financial condition could be materially adversely affected.

Our governing documents could prevent an acquisition of our company or limit the price that investors might be willing to pay for our common stock.

Certain provisions of our articles of incorporation and the California General Corporation Law could discourage a third party from acquiring, or make it more difficult for a third party to acquire, control of our company without approval of our board of directors.  For example:

• Our board of directors has adopted, subject to shareholder approval, an amendment to the articles of incorporation which will allow our board of directors to issue, at any time and without additional future shareholder approval, preferred stock with such terms as it may determine. If such amendment is approved by our shareholders at our next annual shareholders’ meeting, the rights of holders of any of our preferred stock that may be issued in the future may be superior to the rights of holders of our common stock; and

• Our bylaws require advance notice for stockholder proposals and nominations for election to our board of directors.

We are also subject to the provisions of Section 1203 of the California General Corporation Law, which requires a fairness opinion to be provided to our shareholders in connection with their consideration of any proposed “interested party” reorganization transaction.  All or any of these factors could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Litigation may harm our business or otherwise distract our management.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management.  For example, lawsuits by employees, shareholders or customers could be very costly and substantially disrupt our business.  Additionally, our subsidiaries may become involved in litigation that could necessitate our management’s attention and require us to expend our resources.  We or our subsidiaries will have disputes from time to time with companies or individuals, and we cannot assure that that we will always be able to resolve such disputes out of court or on terms favorable to us.

THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND CASH FLOWS AND FINANCIAL CONDITION AND COULD MAKE COMPARISON OF HISTORIC FINANCIAL STATEMENTS, INCLUDING RESULTS OF OPERATIONS AND CASH FLOWS AND BALANCES, DIFFICULT OR NOT MEANINGFUL.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 6,354 square feet in La Jolla, California for our principal executive offices.

Physicians leases approximately 1,892 square feet of office space in Columbus, Ohio for its headquarters. Citation leases office space for a claims office in Orange County, California. Vidler and Nevada Land lease office space in Carson City, Nevada. Vidler and Nevada Land have significant holdings of real estate and water assets in the southwestern United States. We continually evaluate our current and future space capacity in relation to our business needs. We believe that our existing facilities are suitable and adequate to meet our current business requirements. For a description of our water resources, real property and mineral rights, see “Item 1-Operating Segments and Major Subsidiary Companies.”

ITEM 3. LEGAL PROCEEDINGS

We are subject to various litigation arising in the ordinary course of our business. Members of our insurance operations segment are frequently a party in claims proceedings and actions regarding insurance coverage, all of which we consider routine and incidental to our business. Based upon information presently available, we are of the opinion that such litigation will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Neither we nor our subsidiaries are parties to any potentially material pending legal proceedings other than the following.

Exegy Litigation:

HyperFeed Technologies, Inc. (“Hyperfeed”), our majority-owned subsidiary, was a provider of enterprise-wide ticker plant and transaction technology software and services enabling financial institutions to process and use high performance exchange data with Smart Order Routing and other applications. During 2006, PICO and HyperFeed negotiated a business combination with Exegy Incorporated (“Exegy”). On August 25, 2006, PICO, HyperFeed, and Exegy entered into a contribution agreement, pursuant to which the common stock of HyperFeed owned by PICO would have been contributed to Exegy in exchange for Exegy's issuing certain Exegy stock to PICO.  However, in a letter dated November 7, 2006, Exegy informed PICO and HyperFeed that it was terminating the agreement.

On November 13, 2006 Exegy filed a lawsuit against PICO and HyperFeed in state court in Missouri seeking a declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 contribution agreement  was valid.  In the event that Exegy’s November 7, 2006 letter is not determined to be a valid termination of the contribution agreement, Exegy seeks  a declaration that PICO and HyperFeed have materially breached the contribution agreement,  for which Exegy seeks monetary  damages and an injunction against further material breach.  Finally, Exegy seeks a declaratory judgment that if its November 7, 2006 notice of termination was not valid, and that if (1) PICO and HyperFeed did materially breach the contribution agreement and (2) a continuing breach cannot be remedied or enjoined, then Exegy seeks a declaration that Exegy should be relieved of further performance under the contribution agreement.  On December 15, 2006 the lawsuit was removed from Missouri state court to federal court.  On February 2, 2007, this case was transferred to the United States Bankruptcy Court, District of Delaware.

On November 17, 2006 HyperFeed and PICO filed a lawsuit against Exegy in state court in Illinois.  PICO and HyperFeed allege that Exegy, after the November 7, 2006 letter purporting to terminate the contribution agreement, used and continues to use HyperFeed’s confidential and proprietary information in an unauthorized manner and without HyperFeed’s consent. PICO and HyperFeed are also seeking a preliminary injunction enjoining Exegy from disclosing, using, or disseminating HyperFeed’s confidential and proprietary information, and from continuing to interfere with HyperFeed’s business relations.  PICO and HyperFeed also seek monetary damages from Exegy. On January 18, 2007, this case was removed from Illinois state court to federal bankruptcy court in Illinois. On February 6, 2007 this case was transferred to the United States Bankruptcy Court, District of Delaware.

   On July 11, 2007, the parties entered into mediation to attempt to resolve these two lawsuits.  However, the mediation was unsuccessful and both cases have resumed as adversary proceedings in the United States Bankruptcy Court, District of Delaware.

Fish Springs Ranch, LLC:

In 2006, the Company, through Fish Springs Ranch LLC, a 51% owned subsidiary, began construction of a pipeline from Fish Springs Ranch in northern Nevada to the north valleys of Reno, Nevada.  The final regulatory approval required for the pipeline project was a Record of Decision for a right of way, which was granted on May 31, 2006.   On October 26, 2006, the Pyramid Lake Paiute Tribe of Indians (the “Tribe”) filed suit against the Bureau of Land Management of the United States Department of the Interior (“BLM”) and the United States Department of the Interior in the United States in the United States District Court for the District of Nevada claiming that the BLM had failed to fulfill is legal obligations to protect and conserve the trust resources of the Tribe and seeking various equitable remedies.  The Tribe asserted that the exportation of 8,000 acre-feet of water per year from the properties owned by Fish Springs Ranch, LLC would negatively impact their water rights located in a basin within the boundaries of the Tribe reservation.  Fish Springs Ranch, LLC was allowed to participate in this proceeding and was later allowed to intervene directly in the action.

On May 9, 2007, the Tribe initiated other legal action against the BLM and the Department of the Interior before the United States Court of Appeals for the Ninth Circuit to stop construction of the pipeline and the transportation of water from the properties owned by Fish Springs Ranch, LLC.  Again, Fish Springs Ranch, LLC was allowed to participate in this proceeding and was later allowed to intervene directly in the action.

While we believed the claims were without merit, the Tribe’s legal actions might have caused significant delays to the completion of the construction of the pipeline.  To avoid future delays and additional costs of litigation, the parties reached a complete monetary settlement and signed a settlement agreement on May 30, 2007, that resolved all of the Tribe’s claims.  The settlement agreement is subject to ratification by the United States Congress, which we anticipate will occur in 2008, due to the Tribe’s involvement and the nature of the claims.  The settlement agreement requires Fish Springs Ranch, LLC to:

•	pay $500,000 upon signing of agreement;
•	transfer 6,214 acres of real estate that Fish Spring Ranch, LLC owns, with a fair value of $500,000;
•	pay $3.1 million on January 8, 2008; and
•
pay $3.6 million on the later of January 8, 2009 or the date the United States Congress ratifies the settlement agreement.  Interest accrues at the London Inter-Bank Offering Rate, or LIBOR, from January 8, 2009, if the payment is made after that date.

There is 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch.  The existing permit allows up to 8,000 acre-feet of water per year to be exported to support the development in the Reno area.  The settlement agreement also provides that, in exchange for the Tribe agreeing to not oppose all permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, Fish Springs will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs sells in excess of 8,000 acre-feet per year, up to 13,000 acre- feet per year.  Currently, we do not have regulatory approval to export any water in excess of 8,000 acre-feet per year from the Fish Springs Ranch, and it is uncertain whether such regulatory approval will be granted in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2007 to a vote of our shareholders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “PICO”. The following table sets out the high and low daily closing sale prices as reported on the NASDAQ Global Market. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns, or commissions.

	2007		2006
	High	Low	High	Low
1st Quarter	$47.21	$34.10	$35.37	$31.59
2nd Quarter	$48.29	$43.26	$35.03	$30.05
3rd Quarter	$47.22	$40.21	$35.53	$29.72
4th Quarter	$43.44	$33.62	$34.91	$30.42

On February 27, 2008, the closing sale price of our common stock was $33.50, and there were approximately 599 holders of record.

We have not declared or paid any dividends in the last two years, and we do not expect to pay any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

Company Stock Performance Graph

 This graph compares the total return on an indexed basis of a $100 investment in our stock, the Standard and Poor’s 500 Index, and the Russell 2000 Index.  The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our fiscal year for that year.

The stock price performance shown on the graph is not necessarily indicative of future price performance.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/07 - 10/31/07	-	-
11/1/07 - 11/30/07	-	-
12/1/07 - 12/31/07	-	-

(1) In October 2002, our Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash. As of December 31, 2007, no stock had been repurchased under this authorization.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K and the consolidated financial statements and the related notes thereto included elsewhere in this document.

	Year Ended December 31,
	2007	2006	2005	2004	2003
OPERATING RESULTS	(In thousands, except share data)
Revenues:
Total investment income	$19,788	$39,609	$15,917	$9,056	$8,100
Sale of real estate and water assets	9,496	41,509	124,984	10,879	19,751
Other income	4,645	1,605	1,210	2,188	3,648
Total revenues	$33,929	$82,723	$142,111	$22,123	$31,499

Income (loss) from continuing operations	$(1,270)	$31,511	$22,267	$(7,860)	$(5,982)
Income (loss) from discontinued operations, net		(2,268)	(6,065)	(2,698)	2,744
Net income (loss)	$(1,270)	$29,243	$16,202	$(10,558)	$(3,238)
PER COMMON SHARE BASIC AND DILUTED:
Net income (loss) from continuing operations	$(0.07)	$2.10	$1.72	$(0.64)	$(0.48)
Net income (loss) from discontinued operations		(0.15)	(0.47)	(0.21)	0.22
Net income (loss)	$(0.07)	$1.95	$1.25	$(0.85)	$(0.26)
Weighted Average Shares Outstanding	18,321,449	14,994,947	12,959,029	12,368,068	12,375,933

	As of December 31,
	2007	2006	2005	2004	2003
FINANCIAL CONDITION	(In thousands, except per share data)
Total assets	$676,342	$549,043	$441,830	$354,658	$330,937
Total asset of discontinued operations			$4,616	$3,974	$9,864
Unpaid losses and loss adjustment expenses	$32,376	$41,083	$46,647	$55,944	$60,864
Borrowings	$18,878	$12,721	$11,835	$17,556	$15,377
Liabilities of discontinued operations			$4,282	$3,121	$3,784
Total liabilities and minority interest	$150,492	$143,816	$140,955	$114,729	$101,777
Shareholders' equity	$525,851	$405,227	$300,875	$239,929	$229,160
Book value per share (1)	$27.92	$25.52	$22.67	$19.40	$18.52

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

The consolidated financial statements and other portions of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007 , including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” reflect the effects of presenting HyperFeed Technologies, Inc. as a discontinued operation. See Note 2 of Notes to Consolidated Financial Statements, “Discontinued Operations”.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our company.  The MD&A should be read in conjunction with our consolidated financial statements, and the accompanying notes, presented later in this Annual Report on Form 10-K.  The MD&A includes the following sections:

•	Company Summary, Recent Developments, and Future Outlook— a brief description of our operations, the critical factors affecting them, and their future prospects;

•
Critical Accounting Policies — a discussion of accounting policies which require critical judgments and estimates. Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the consolidated financial statements;

•	Results of Operations — an analysis of our consolidated results of operations for the past three years, presented in our consolidated financial statements; and

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, and contractual obligations and a discussion of factors affecting our future cash flow.

COMPANY SUMMARY, RECENT DEVELOPMENTS, AND FUTURE OUTLOOK

WATER RESOURCE AND WATER STORAGE OPERATIONS

BACKGROUND
The long - term future demand for our water assets is driven by population growth relative to currently available water supplies in the southwestern United States.

The population growth rate in the southwest has consistently been higher than the national rate for the past several years. According to the U.S. Census Bureau, in the six-and-one-quarter year period from April 1, 2000 to July 1, 2006, the population of Nevada grew by a total of 24.9% (497,272 people), Arizona grew by 20.2% (1,035,686 people), Colorado grew by 10.5% (452,116 people), Idaho grew by 13.3% (172,512 people), and California grew by 7.6% (2,585,901 people). This compares to a total national growth rate of 6.4% (17,976,578 people) over the same period.

The rate of population growth in the southwest slowed in 2007, but still appears to be robust and remains in excess of the national growth rate. According to the Census Bureau’s annual estimate of state population changes for the years ended July 1, 2007 and 2006, Nevada’s annual growth rate was 2.9% (2006: 3.5%), Arizona 2.8% (2006: 3.6%), Colorado 2.0% (2006: 1.9%), Idaho 2.4% (2006: 2.6%) and California 0.8% (2006: 0.8%). These statistics compare to the national total growth rate of 1% (2006: 1%)

In 2006, Nevada, the nation’s fastest-growing state, published a study of its estimated population projection from 2006 to 2026. The Nevada State Demographer’s Office estimates that Nevada will grow by over 73% (1,851,652 people) in that 20 year period. Of that total, over 1,500,000 people are expected to move to Clark County, which includes metropolitan Las Vegas, and over 250,000 people to western Nevada, which includes Carson City, Washoe County (where Reno is situated), and Lyon County.

Currently, the majority of the southwest’s water supplies come from the Colorado River. The balance is provided by other surface rights, such as rivers and lakes, groundwater (that is, water pumped from underground aquifers), and water previously stored in reservoirs or aquifers. A prolonged drought and rapid population growth in the past few years have left the southwest with little available excess water supply. A vivid illustration of the effect of this situation is Lake Mead. Lake Mead is a reservoir for Colorado River water, situated in both Nevada and Arizona, and supplies 90% of southern Nevada’s water. Since 2000, the reservoir has dropped 110 feet, partly because the annual flow of Colorado River water into the lake since 2001 has been below its annual average in all but one year. In September 2007, the lake was at 49% capacity, potentially making the Las Vegas Valley’s primary water intake inoperable.

In August 2005, the U.S. Department of the Interior published a study titled “Water 2025: Preventing Crises and Conflict in the West”. The study included a map of the western and southwestern states and highlighted the potential water supply crises by 2025. Various areas were designated as having moderate, substantial, or highly likely water conflict potential. (that is, areas where existing supplies are not adequate to meet water demands for people, agricultural use, and for the environment). Areas identified as having a highly likely or substantial conflict potential included western Nevada, southern Nevada, and the metropolitan Phoenix to Tucson region. Starting over a decade ago, we have concentrated our acquisition and development efforts on water assets in these regions.

The development of our water assets is a long-term process. It requires significant capital and expertise. A total project -- from acquisition, developing, permitting and sale -- may take as long as five to seven years. Typically, in the regions in which we operate, new housing developments require an assured water supply (that is, access to water supplies for at least one hundred years) before a permit for the development will be issued. The current slow-down in housing throughout the U.S. -- including the southwest -- could affect the timing of sales of our water assets. However, we believe that the long-term demand for our assets, and their economic value, are substantially underpinned by estimated population growth in excess of existing water supplies to support that growth.

The following is a description and summary of our water resource and water storage assets at December 31, 2007 .

WATER RESOURCES

Arizona

Any new residential development in Arizona must obtain a permit from the Arizona Department of Water Resources certifying a “designated assured water supply” sufficient to sustain the development for at least 100 years. Harquahala Valley groundwater meets the designation of assured water supply. Arizona state legislation allows Harquahala Valley groundwater to be made available as assured water supply to cities and communities in Arizona through agreements with the Central Arizona Groundwater Replenishment District.

At December 31, 2007, Vidler owned approximately 3,840 acre-feet of groundwater and the related land in the Harquahala Valley. The Harquahala Valley is located in La Paz County and Maricopa County, approximately 75 miles northwest of metropolitan Phoenix, Arizona.  According to U.S. Census Bureau data, the population of Maricopa County increased 22.6% from 2000 to 2006, with the addition of more than 110,000 people per year. Vidler anticipates that as the boundaries of the greater Phoenix metropolitan area continue to push out, this is likely to lead to demand for our land as well as our water to support growth within the Harquahala Valley itself. The remaining water can also be transferred for municipal use outside of the Harquahala Valley.

Nevada

Vidler has acquired land and water rights in Nevada through the purchase of ranch properties (that is, appropriating existing supplies of water), filing applications for new water rights (that is, appropriating new supplies of water), and entering into teaming arrangements with parties owning water rights, which they wish to develop.

In 19 of the past 20 years, Nevada was the state which experienced the most rapid population growth and new home construction in the United States -- in 2006 it was second, behind Arizona. The population is concentrated in southern Nevada, which includes the Las Vegas metropolitan area.

1.	Lincoln County

The Lincoln County Water District and Vidler (“Lincoln/Vidler”) have entered into a water delivery teaming agreement to locate and develop water resources in Lincoln County, Nevada for planned projects under the County’s master plan.   Under the agreement, proceeds from sales of water will be shared equally after Vidler is reimbursed for the expenses incurred in developing water resources in Lincoln County. Lincoln/Vidler has filed applications for more than 100,000 acre-feet of water rights with the intention of supplying water for residential, commercial, and industrial use, as contemplated by the County’s approved master plan. We believe that this is the only known new source of water for Lincoln County. Vidler anticipates that up to 40,000 acre-feet of water rights will ultimately be permitted from these applications, and put to use for planned projects in Lincoln County.

Under the Lincoln County Land Act, more than 13,300 acres of federal land in southern Lincoln County near the fast growing City of Mesquite was offered for sale in February 2005. According to press reports, the eight parcels offered were sold to various developers for approximately $47.5 million. The land was sold without environmental approvals, water, and city services, which will be required before development can proceed. Additional water supply will be required in Lincoln County if this land is to be developed.

Tule Desert Groundwater Basin

In 1998, Lincoln/Vidler filed for 14,000 acre-feet of water rights for industrial use from the Tule Desert Groundwater   Basin. In November 2002, the Nevada State Engineer granted and permitted an application for 2,100 acre-feet of water rights -- which Lincoln/Vidler subsequently sold to a developer -- and ruled that an additional 7,244 acre-feet could be granted pending additional studies by Lincoln/Vidler.

In 2005 Lincoln/Vidler entered into an agreement with a developer for Lincoln County Land Act property. The developer has up to 10 years to purchase up to 7,240 acre-feet of water, as and when supplies are permitted from the applications. We anticipate that the hearings to permit these applications will commence in 2008. During 2006 and 2007, Vidler conducted significant data collection and successfully drilled a series of production and monitoring wells to provide evidence to support the applications. The initial price of $7,500 per acre-foot will increase at 10% each year. At December 31, 2007 the current price is $9,075 per acre-foot. In addition, the developer pays a commitment fee equal to 10% of the outstanding balance of unpurchased water each year, beginning August 9, 2006, which will be applied to the purchase of water.

The Lincoln County teaming arrangement is an example of a transaction where Vidler can partner with an entity, in this case a governmental entity, to provide the necessary capital, entrepreneurial skills, and technical expertise to commercially develop water assets, thereby providing a significant economic benefit to the partner as well as creating future job growth and tax base for the County.

Coyote Springs

Coyote Springs ( www.coyotesprings.com ) is a planned mixed-use development to be located approximately 40 miles north of Las Vegas , at the junction of U.S. Highway 93 and State Highway 168, approximately two-thirds of which is within Lincoln County , Nevada , and the balance is in Clark County, Nevada . Coyote Springs is the largest privately-held property for development in southern Nevada. The developer, Coyote Springs Investment, LLC (“CSIL”), has received entitlements for approximately 50,000 residential units, 6 golf courses, and 1,200 acres of retail and commercial development on 13,100 acres in Clark County. CSIL expects to receive additional entitlements for its 29,800 acres in Lincoln County. Based on the entitlements obtained so far, it is estimated that the community will require approximately 35,000 acre-feet of permanent water. Additional water will be required as further entitlements are obtained. It is expected that full absorption of the residential units will take 25 years or more.

Pardee Homes has agreed to be the master residential developer on the first phase of the development. Construction of the first golf course is nearing completion, and CSIL has indicated home sales on the first 680 lots will start in the first half of 2008.

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

In 2005, Lincoln/Vidler agreed to sell additional water to CSIL, as and when supplies are permitted from existing applications in Kane Springs, Nevada. The initial purchase price for the water was $6,050 per acre-foot for the first year of the agreement. The price of unpurchased water will increase 10% each year on the anniversary of the agreement, and is currently $7,320 per acre-foot.

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

Lincoln/Vidler is responsible for obtaining the right-of-way over federally managed lands, on behalf of CSIL, relating to a pipeline to convey the water rights from Kane Springs. On obtaining the right-of-way, which is expected in 2008, Lincoln/Vidler expects to close on the sale of the permitted water rights to CSIL.

Lincoln County Power Plant Project

In 2005, Vidler entered into an option agreement to sell its interest in a project to construct a new electricity-generating plant in southern Lincoln County, for $4.8 million. It is anticipated that the new plant will supply electricity to the new communities to be developed near Mesquite, and surrounding areas. If the purchaser exercises the option to purchase the interest in the power project, the agreement is scheduled to close in 2008. The purchaser has made all of the scheduled option exercise payments to date.

This project is 100% owned by Vidler, and does not form part of the Lincoln/Vidler teaming arrangement.

2.	Fish Springs Ranch

Vidler has a 51% membership interest in, and is the managing partner of, Fish Springs Ranch, LLC (“Fish Springs”), and owns 100% of V&B, LLC. These companies own the Fish Springs Ranch and other properties totaling approximately 8,600 acres in Honey Lake Valley in Washoe   County, approximately 40 miles north of Reno, Nevada, and permitted water rights related to the properties, which are transferable to the Reno/Sparks area. The Fish Springs Ranch water rights have been identified as the most economical, sustainable, and proven new source of supply to support new growth in the north valley communities of Washoe County. According to the Nevada State Demographer, from 2000 to 2006, the population of Washoe County (including Reno/Sparks) increased by 19.6% to approximately 409,000 people.

Residential property developers have publicly stated that Reno is constrained for land and that there are no existing water supplies to support further development in the north valleys of Reno. If additional water can be supplied to Reno and the surrounding areas, this will allow the development of additional land in accordance with the community’s master plan. Indicative market prices for new water delivered to Reno have appreciated strongly in the past several years. Given these market conditions, Fish Springs determined that it would be advantageous to construct, at its own expense, 35 miles of pipeline, to deliver an initial 8,000 acre-feet of water annually from Fish Springs Ranch to a central storage tank in northern Reno , which could supply water to the new projects of several developers in the north valleys.

We believe the current market value of water in the area exceeds the total estimated cost of the pipeline and the water to be supplied. To date, Vidler has entered into agreements to sell approximately 120 acre-feet of water at a price of $45,000 per acre-foot, as and when water is delivered through the completed pipeline.

During 2006, we began construction of the pipeline and an electrical substation to provide the power which will be required to pump the water to the north valleys. Construction of the pipeline to convey the water to Fish Springs Ranch to the central storage tank has been completed.  We anticipate that construction of the remaining infrastructure will be completed and tested by the end of March 2008 and that we will be able to deliver water shortly thereafter.

The total cost of the pipeline project is estimated to be approximately $86.7 million, before capitalized interest of approximately $1.1 million. As of December 31, 2007, $83.4 million of the costs related to the design and construction of the pipeline (before capitalized interest) have been spent and capitalized (that is, recorded as an asset on our balance sheet, in the line “Real estate and water assets, net”). The remaining costs are expected to be incurred by the end of March, 2008.

In addition to the $86.7 million estimated total cost of the pipeline project, Fish Springs has budgeted approximately $3.7 million to construct additional infrastructure.  To date, expenditure of approximately $3.2 million has been capitalized for this additional infrastructure. The proposed additional infrastructure is approximately four miles of 30-inch pipeline, to be constructed from the terminal tank (part of the original pipeline construction) to the general area of development in the north valleys of Reno.  Originally, it was anticipated that this infrastructure would be constructed by the local utility. However, Fish Springs is able to design, construct, and complete this infrastructure in less time, at a more competitive cost, and thus enhance access to the Fish Springs water resource by the community. We estimate that the additional infrastructure will be finalized during the first quarter of 2008. The cost of the additional infrastructure will be factored in the price of the water that is sold to developers as an additional infrastructure line item.

Project expenses for 2007 included an expense of $7.3 million resulting from a settlement between Fish Springs Ranch LLC, and the Pyramid Lake Paiute Tribe (“the Tribe settlement”).

The Tribe asserted that exporting 8,000 acre-feet of water per year from the Fish Springs Ranch to the north valleys of Reno through a 38 mile pipeline would negatively impact the Tribe’s water rights in a basin, within the boundaries of the Pyramid Lake Paiute Tribe reservation.  While we believed that the claims were without merit, the Tribe’s legal actions could have caused significant delays to the completion of the construction of the pipeline. To avoid any such delays, Fish Springs and the Tribe agreed to settle all outstanding claims and legal actions.  The amounts payable to the Tribe as a result of the settlement agreement are predominantly attributable to settlement of the claims rather than the acquisition of additional water rights or other assets.

The $7.3 million settlement expense consists of:
•	. a cash payment of $500,000, which was made during the second quarter of 2007;
•	. the transfer of approximately 6,214 acres of land, with a fair value of $500,000 and a book value of $139,000, to the Tribe in the second quarter of 2007;
•	. a payment of $3.1 million due and paid on January 8, 2008; and
•
. a payment of $3.6 million due on the later of January 8, 2009, or the date that an Act of Congress ratifies the settlement agreement.  If the payment is made after January 8, 2009, interest will accrue at the London Inter-Bank Offered Rate (“LIBOR”) from January 8, 2009.

Accordingly, Fish Springs has accrued a liability of $6.7 million for the outstanding payments due at December 31, 2007.

There is 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch. The existing permit allows an initial 8,000 acre-feet of water per year to be exported to support development in the Reno area. The settlement agreement also provides that, in exchange for the Tribe agreeing not to oppose all permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, Fish Springs will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs sells in excess of 8,000 acre-feet per year, up to 13,000 acre-feet per year. The obligation to expense and pay the 12% fee is only due if, and when, the Company sells water in excess of 8,000 acre-feet.  Accordingly, Fish Springs Ranch will record the liability for such amounts due at that time. Currently, there is not regulatory approval to export any water in excess of 8,000 acre-feet per year from Fish Springs Ranch to support development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

In accordance with the Fish Springs partnership agreement, our 49% partner’s proportionate share of all costs related to the pipeline project, including the Tribe settlement expense and additional infrastructure described above, will be recouped from the revenues generated from the sale of Fish Springs water resources.

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

Under the Banking Agreement, Washoe County holds the transferred and dedicated water rights in trust on behalf of Fish Springs, which will then be able to transfer and assign water rights credits. Fish Springs can sell the water credits to developers, who would then dedicate the water to the local water utility for service. Under the IDA, the entire project infrastructure will be dedicated to Washoe County to operate and maintain as part of their existing water delivery system, with the pipeline capacity, estimated to be at least 18,000 acre-feet per year, reserved for Fish Springs.  Fish Springs retains the exclusive right to convey any and all water rights (initially 8,000 acre-feet per year) through the project infrastructure.

Without changing the potential revenues to Fish Springs, the two agreements allow Washoe County to perform its role as a water utility by delivering and maintaining water service to new developments. The agreements enable Fish Springs to complete its water development project by selling water credits to developers, who can then obtain will-serve commitments from Washoe County.  This is another example of working with local government to solve water resource issues in an expedient, sustainable, and cost-effective manner.

3.	Carson City and Lyon County, Nevada

The capital city of Nevada, Carson City, and Lyon County are located in the western part of the state, close to Lake Tahoe and the border with California. There are currently few existing water sources to support future growth and development in the Dayton corridor area, which is located in this region.

In the fourth quarter of 2007, Vidler entered into development and improvement agreements with both Carson City and Lyon County to provide water resources for planned future growth in Lyon County and to connect the municipal water systems of Carson City and Lyon County.

The agreements allow for Carson River water rights owned or controlled by Vidler to be conveyed for use in Lyon County. The agreements also allow Vidler to bank water with Lyon County and authorize Vidler to build the infrastructure to upgrade and inter-connect the Carson City and Lyon County water systems.

As a result of the Carson - Lyon Intertie project, Carson City is expected to obtain greater stability in its peak day water supply demands.  In addition, the ranches from which the water rights are being utilized will, in part, be acquired by Carson City for use as precious riverfront open space for the community. It is anticipated that the Lyon County utility will have as much as 4,000 acre-feet of water available for development projects in the Dayton corridor for which there is currently limited supplies of water, as well as new water infrastructure to improve Lyon County’s water management program. The connection of the two water systems will also allow Carson City and Lyon County greater stability and flexibility with their water supplies in the event of emergencies such as wildfires or infrastructure failures.

Vidler is in the process of developing the capital budget for the Carson - Lyon Intertie project. Estimated total capital costs for the proposed new infrastructure range from $18 million to $23 million over a four to six year period, depending on the actual volume of water -- estimated to be between 2,600 acre-feet and 4,000 acre-feet per year -- to be delivered through the new infrastructure. Expenditures on this project are expected to commence in the second quarter of 2008.

4.	Sandy Valley, Nevada

In June 2002, the Nevada State Engineer awarded Vidler 415 acre-feet of water rights near Sandy Valley, Nevada. Vidler has filed another application for 1,000 acre-feet.

The award of the permit for the 415 acre-feet of water rights was appealed in the Nevada Supreme Court by certain residents of Sandy Valley. The Supreme Court denied Vidler the originally permitted rights due to a procedural error in certifying the record on appeal. Vidler has appealed this decision in the Supreme Court. Once the appeal has been concluded, we anticipate utilizing the water rights in accordance with the permit terms in southwestern Nevada.

5.	Muddy River, Nevada

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

At December 31, 2007, Vidler owned approximately 267 acre-feet of Muddy River water rights.

Colorado

Vidler is completing the process of monetizing its water rights in Colorado, through sale or lease:

•	in 2005, Vidler closed on the sale of approximately 5.5 acre-feet of water rights for $261,000; and
•	in 2006, Vidler closed on the sale of various water rights and related assets to the City of Golden, Colorado for $1.2 million.
•	in 2007, Vidler closed on the sale of approximately 0.6 acre-feet of water rights for $45,000

Discussions are continuing to either lease or sell the remaining water rights in Colorado, which are listed in the table in the Vidler section of Item 1, “Business.”

Idaho

In 2007, Vidler closed on the purchase of two farm properties in Idaho totaling approximately 1,886 acres of land, together with the related 7,044 acre-feet of agricultural water rights. The properties are currently being farmed, and grow apples, silage corn, and alfalfa.

These purchases are Vidler’s first acquisition of real estate and water resources in Idaho. The properties are near the fast-growing areas of Boise, Nampa, and Caldwell, where future development could be constrained by the lack of developable land with water to support development.

We believe that the properties are well suited to residential planned unit development, although we are also considering other alternative future uses for both the land and the water resources acquired.

WATER STORAGE

1.	Vidler Arizona Recharge Facility

During 2000, Vidler completed the second stage of construction at its facility to “bank”, or store, water underground in the Harquahala Valley, and received the necessary permits to operate a full-scale water “recharge” facility. “Recharge” is the process of placing water into storage underground. Vidler has the permitted right to recharge 100,000 acre-feet of water per year at the Vidler Arizona Recharge Facility, and anticipates being able to store in excess of 1 million acre-feet of water in the aquifer underlying much of the valley. When needed, the water will be “recovered,” or removed from storage, by ground water wells.

The Vidler Arizona Recharge Facility is the first privately owned water storage facility for the Colorado River system, which is a primary source of water for the Lower Basin States of Arizona, California, and Nevada. The water storage facility is strategically located adjacent to the Central Arizona Project (“CAP”) aqueduct, a conveyance canal running from Lake Havasu to Phoenix and Tucson. The recharged water comes from surplus flows of CAP water. Proximity to the CAP provides a competitive advantage as it minimizes the cost of water conveyance.

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

Vidler has the only permitted, complete private water storage facility in Arizona. Given that Arizona is the only southwestern state with surplus flows of Colorado River water available for storage, we believe that Vidler’s is the only private water storage facility where it is practical to “bank,” or store, water for users in other states, which is known as “interstate water banking”. Having a permitted water storage facility also allows Vidler to acquire, and store, surplus water for re-sale in future years.

Vidler has not yet stored water for customers at the recharge facility, and has not as yet generated any revenue from the facility. We believe that the best economic return on the facility will come from storing water in surplus years for sale in dry years. Vidler has been recharging water for its own account since 1998, when the pilot plant was constructed. At the end of 2007, Vidler had “net recharge credits” of approximately 139,000 acre-feet of water in storage at the facility, and has ordered a further 25,000 acre-feet for recharge in 2008. Vidler purchased the water from the CAP, and intends to resell this recharged water at an appropriate time.

Vidler anticipates being able to recharge 25,000 to 35,000 acre-feet of water per year at the facility, and to store in excess of 1 million acre-feet of water in the aquifer. Vidler’s estimate of the aquifer’s storage volume is primarily based on a hydrological report prepared by an independent engineering firm for the Central Arizona Water Conservation District in 1990, which concluded that there is storage capacity of 3.7 million acre-feet.

2.	Semitropic, California

Vidler originally had an 18.5% right to participate in the Semitropic Water Banking and Exchange Program, which operates a 1 million acre-foot water storage facility at Semitropic, near the California Aqueduct, northwest of Bakersfield, California.

The strategic value of the guaranteed right to recover an amount of water from Semitropic every year -- even in drought years -- became clear to water agencies, developers, and other parties seeking a reliable water supply. For example, developers of large residential projects in Kern   County and Los Angeles County must be able to demonstrate that they have sufficient back-up supplies of water in the case of a drought year before they are permitted to begin development. During 2001, in response to market demand for water storage capacity with guaranteed recovery, Vidler began to sell its interest in Semitropic. The strategic value of the guaranteed right to recover water was again highlighted by two court decisions in February 2003 which held that developers could not rely on water from state water projects.

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

Other Projects

We continue to investigate and evaluate water and land opportunities in the southwestern United States, which meet our risk/reward and value criteria, and, in particular, assets which have the potential to add value to our existing assets. We routinely evaluate the purchase of further water-righted properties in the southwest and western United States, particularly Nevada, Arizona, and Idaho. We also continue to be approached by parties who are interested in obtaining a water supply, or discussing joint ventures to commercially develop water assets and/or develop water storage facilities in Arizona, Nevada, and other southwestern states.

REAL ESTATE OPERATIONS

The majority of the real estate operations’ revenues come from the sale of Nevada Land’s property in northern Nevada. In addition, various types of recurring revenue are generated from use of the Nevada Land’s properties, including leasing, easements, and mineral royalties. Nevada   Land also generates interest revenue from real estate sales contracts where Nevada Land has provided partial financing, and from temporary investment of sale proceeds.

Nevada Land recognizes the sale of real estate when a transaction closes. On closing, the entire sales price is recorded as revenue, and the associated cost basis is reported within cost of real estate sold. Since typically, the date of closing determines the accounting period in which the revenue and cost of real estate are recorded, Nevada Land’s reported results fluctuate from period to period, depending on the dates when transactions close. Consequently, results for any one year are not necessarily indicative of likely results in future years.

In 2005 and 2006, sales of real estate were significantly higher than in preceding years and the market for many types of real estate in Nevada was buoyant. We believe that higher prices for real estate in and around municipalities increased the demand for, and in some locations the price of, property 50 miles or more from municipalities, including some parcels of real estate we own.

The current slow-down in U.S. real estate markets appears to have affected Nevada Land’s 2007 results of operations, when compared to 2006 and 2005. In 2007, the volume of acreage sold declined by 52% from 2006, and the revenues generated declined by approximately 43% from 2006 levels. However, it can take a year or more to complete a real estate sale transaction, and as such the timing of real estate sales is unpredictable. Historically the level of real estate sales at Nevada Land has fluctuated from year to year.

BUSINESS ACQUISITIONS AND FINANCING OPERATIONS

This section describes our interest in a Swiss public company, Jungfraubahn Holding AG ("Jungfraubahn").  Jungfraubahn operates railway and related tourism and transport activities in the Swiss Alps.

Conversion of Swiss Franc amounts to U.S. dollars
Income statement items (revenues, expenses, gains, and losses) for foreign operations are translated into U.S. dollars using the average foreign exchange rate for the year, and balance sheet items (assets, liabilities and shareholders’ equity) are translated at the actual exchange rate at the balance sheet date.

For the convenience of the reader, the average Swiss Franc exchange rate for 2007 used for income statement items was CHF1.1905 to the U.S. dollar (2006: CHF1.2618), and the actual Swiss Franc exchange rate at December 31, 2007 used for balance sheet items was CHF1.1332 (December 31, 2006: CHF1.2185).

Jungfraubahn Holding AG
PICO owns 1.3 million shares of Jungfraubahn, which represents approximately 22.5% of that company. At December 31, 2007, the market (carrying) value of our holding was $66.2 million.

In 2002, we increased our holding to more than 20% of Jungfraubahn, and became the largest shareholder in that company. Despite the increase in our shareholding to more than 20%, we continue to account for this investment under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At this time, we do not believe that we have the requisite ability to exercise “significant influence” over the financial and operating policies of Jungfraubahn to apply the equity method of accounting.

On January 2, 2008, Jungfraubahn issued a press release advising that a record 703,000 visitors traveled on the Jungfrau Railway to the Jungfraujoch-Top of Europe in 2007, a 12.8% increase from 2006.

In September 2007, Jungfraubahn announced its results for the six months to June 30, 2007 , which were adversely affected by a weak winter season due to poor snow conditions in the 2006-2007 ski season. Reported revenues were CHF 59.9 million (US$49.1 million), a 1.2% increase year over year in Swiss francs. Net income was CHF 6.6 million (US$5.4 million), or approximately CHF1.12 per share (US$0.92), a 4.6% decrease year over year in Swiss francs

Jungfraubahn announced its results for the 2006 financial year in April 2007, so the 2007 results will probably not be released until after this 10-K has been filed. In 2006, revenues were CHF124 million (US$98.2 million), and net income was CHF19.1 million (US$15.2 million), or CHF3.28 per share (US$2.60). Jungfraubahn’s operating activities generated net cash flow of CHF42.6 million (US$33.8 million). The dividend was increased 8.3% to CHF 1.3 per share (US$1.09).

At June 30, 2007, Jungfraubahn had shareholders’ equity of CHF337 million (US$275.9 million) or approximately CHF57.75 (US$47.28) in book value per share. At December 31, 2007, Jungfraubahn’s stock price was CHF57 (US$50.30). At December 31, 2006, Jungfraubahn’s stock price was CHF45.5 (US$37.34).

In an extract from the 2007 Annual Report that is published on the company’s website, Jungfraubahn states that a key objective is the development of a cumulative free cash flow of CHF 130 million (approximately US$114.7 million) in the period from 2004 - 2013.

On November 11, 2007, Jungfraubahn issued a press release advising that the current CEO, Mr. Walter Steuri, is to retire on September 1, 2008, and that the new CEO will be Mr. Urs Kessler, Jungfraubahn’s current head of marketing and operations.

INSURANCE OPERATIONS IN “RUN OFF”

Typically, most of the revenues of an insurance company in “run off” come from investment income (that is, interest from fixed-income securities and dividends from stocks) earned on funds held as part of their insurance business. In addition, gains or losses are realized from the sale of investments.

In broad terms, Physicians and Citation hold cash and fixed-income securities corresponding to their loss reserves and state capital & deposit requirements, and the remainder of the portfolio is invested in small-capitalization value stocks in the U.S. and selected foreign markets.

Given the relatively low level of interest rates, we expect to generate limited income from our bond holdings. To maintain liquidity and to guard against capital losses which would be brought on by higher interest rates, our bond holdings are concentrated in issues maturing in five years or less. At December 31, 2007, the duration of Citation’s bond portfolio was 3.4 years, and the duration of Physicians’ bond portfolio was 2.6 years. The duration of a bond portfolio measures the amount of time it will take for the cash flows from scheduled interest payments and the maturity of bonds to equal the current value of the portfolio. Duration indicates the sensitivity of the market value of a bond portfolio to changes in interest rates. If interest rates increase, the market value of existing bonds will decline. During periods when market interest rates decline, the market value of existing bonds increases. Typically, the longer the duration, the greater the sensitivity of the value of the bond portfolio to changes in interest rates. Duration of less than five years is generally regarded as medium term, and less than three years is generally regarded as short term.

We hold bonds issued by the U.S. Treasury and government-sponsored enterprises (namely Freddie Mac, FNMA, FHLB, and PEFCO) only to the extent required for capital under state insurance codes, or as required for deposits or collateral with state regulators. Otherwise, the bond portfolios consist primarily of investment-grade corporate issues, with 11 or less years to maturity. At December 31, 2007, Physicians’ and Citation’s bond portfolios had an aggregate market value of $19.3 million, which was slightly above amortized cost.

We do not own any mortgage-backed or asset-backed securities, collateralized debt obligations, auction-rate securities, bonds issued or insured by bond insurance companies, or municipal bonds, and we do not have any exposure to credit default swaps.

The equities component of the insurance company portfolios is concentrated in a limited number of asset-rich small-capitalization value stocks. These positions have been accumulated at a significant discount to our estimate of the private market value of each company’s underlying “hard” assets (that is, land and other tangible assets). At December 31, 2007, holdings in the U.S. comprised approximately 47% of the stock portfolio; Switzerland, 36%; and New Zealand & Australia, 17%.

During the fourth quarter of 2006, Physicians purchased PICO European Holdings, LLC (“PICO European Holdings”) from PICO Holdings, Inc. PICO European Holdings has holdings in 12 Swiss companies. The PICO group began to invest in European companies in 1996. In particular, we have been accumulating shares in a number of undervalued asset-rich companies in Switzerland. Typically, we believe that these companies will benefit from pan-European and domestic consolidation. In some cases, we believe that conversion to international standards of accounting will make the underlying value of the companies more visible. In addition, due to historical restrictions on foreign ownership of Swiss real estate, many Swiss companies are partially-owned by “cantons” (that is, the 26 states comprising Switzerland) and local governments, and in some cases this ownership structure may not survive future business challenges. At December 31, 2007, the market value (and carrying value) of the stocks in the PICO European Holdings portfolio was $62 million.

PICO European Holdings owns 29,294 shares of Accu Holding, which represents a voting ownership interest of approximately 29.2%. We do not have the ability to exercise significant influence over Accu Holding’s activities, so the investment is carried at market value under SFAS No. 115.

During 2007, the PICO European Holdings portfolio (approximately 36% of equities held in this segment at December 31, 2007) generated a total return of approximately 41% in U.S. dollar terms.

Excluding PICO European Holdings to allow a like for like comparison, the fixed-income securities and common stocks in the insurance companies’ investment portfolios generated total returns of approximately 29% in 2005, 13% in 2006, and 3% in 2007, including the following returns for the domestic and non-Swiss foreign stocks components:

Year Ended December 31,	Total return on domestic stocks	Domestic stocks as a percentage of total portfolio (Excluding Swiss)	Total return on foreign stocks in US$ (Excluding Swiss)	Foreign stocks as a percentage of total portfolio (Excluding Swiss)
2007	- 6%	62%	37%	21%
2006	8%	62%	47%	16%
2005	51%	64%	17%	9%

Including PICO European Holdings, the total return on the fixed-income securities and common stocks in the insurance companies’ investment portfolios was approximately 12% in 2007.

Physicians and Citation own a total of 310,000 common shares of Consolidated-Tomoka Land Co. (Amex: CTO ), representing approximately 5.5% of CTO . Consolidated-Tomoka owns approximately 12,000 acres of land in and around Daytona Beach, Florida, and a portfolio of income properties in the southeastern United States . The investment was purchased between September 2002 and February 2004 at a cash cost of $6.5 million, or approximately $20.90 per share. At December 31, 2007, the market value and carrying value of the investment was $19.2 million before taxes.

No other investments of the insurance companies have reached a threshold requiring public disclosure under the securities laws of the countries where the investments are held (typically a 5% voting interest).

Over time, the investment assets and investment income of a “run off” insurance company are expected to decline, as fixed-income investments mature or are sold to provide the funds to pay down the company’s claims reserves. However, since 2003, the investment assets of the Insurance Operations in “Run Off” segment have actually increased, as appreciation in stocks owned has more than offset the maturity or sale of fixed-income securities owned by Physicians and Citation to pay claims.

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

Due to the long “tail” (that is, the period of time between the occurrence of the alleged event giving rise to the claim, and the claim being reported to us) in the medical professional liability insurance business, it is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves. Our loss reserves are reviewed by management every quarter and are assessed in the fourth quarter of each year, based on independent actuarial analysis of past, current, and projected claims trends in the 12 months ended September 30 of each year.

At December 31, 2007, our medical professional liability reserves totaled $6.5 million, net of reinsurance, compared to $9.4 million net of reinsurance at December 31, 2006, and $11.9 million net of reinsurance (that is, ceded reserves) at December 31, 2005.

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	December 31,
	2007	2006	2005

Direct reserves	$6,603,000	$10,374,000	$12,844,000
Ceded reserves	(83,000)	(989,000)	(988,000)
Net medical professional liability insurance reserves	$6,520,000	$9,385,000	$11,856,000

At December 31, 2007, our direct reserves, or reserves before reinsurance, represented the independent actuary’s best estimate. We are continually reviewing our claims experience and projected claims trends in order to derive the most accurate estimate possible.

At December 31, 2007, approximately $816,000, or 12% of our direct reserves were case reserves, which are the loss reserves established when a claim is reported to us. Our provision for incurred but not reported claims (“IBNR”, that is, the event giving rise to the claim has allegedly occurred, but the claim has not been reported to us) was $3.2 million, or 49% of our direct reserves. The loss adjustment expense reserves, totaling $2.6 million, or 39% of direct reserves, recognize the cost of handling claims over the next nine years while Physicians’ loss reserves run off.

Over the past three years, the trends in open claims and claims paid have been:

	Year Ended December 31,
	2007	2006	2005

Open claims at the start of the year	18	28	41
New claims reported during the year		2	6
Claims closed during the year	- 6	-12	-19
Open claims at the end of the year	12	18	28

Total claims closed during the year	6	12	19
Claims closed with no indemnity payment	-4	-11	-16
Claims closed with an indemnity payment	2	1	3

Net indemnity payments	$310,000	$1,233,000	$878,000
Net loss adjustment expense payments	225,000	397,000	499,000
Total claims payments during the year	$535,000	$1,630,000	$1,377,000

Average indemnity payment	$155,000	$1,233,000	$293,000

PHYSICIANS INSURANCE COMPANY OF OHIO - CHANGE IN LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2007	2006	2005

Beginning reserves	$9,385,000	$11,856,000	$16,399,000
Loss and loss adjustment expense payments	(535,000)	(1,658,000)	(1,388,000)
Re-estimation of prior year loss reserves	(2,330,000)	(813,000)	(3,155,000)
Net medical professional liability insurance reserves	$6,520,000	$9,385,000	$11,856,000

Re-estimation as a percentage of undiscounted beginning reserves	- 24.8%	- 6.9%	- 19.2%

In 2007, claims and loss adjustment expense payments were $535,000, accounting for 19% of the net decrease in reserves. During 2007, Physicians continued to experience favorable trends in the “frequency” or, number of claims and, to a lesser extent, the “severity” or, size of claims. Consequently, independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were again greater than the actuary’s projections of future claims payments. Reserves were reduced in 16 of Physicians’ 20 accident years from 1976 until 1996, resulting in a net reduction of $2.3 million, or approximately 24.8% of reserves at the start of the year. The net reduction in reserves was primarily due to a decrease in claims frequency, and was recorded in Physicians’ reserve for IBNR claims.

As shown in the table above, in 2007 Physicians made $310,000 in net indemnity payments to close two cases. Total claims payments in 2007 were less than anticipated. At December 31, 2007, the average case reserve per open claim was approximately $68,000.

There were no changes in key actuarial assumption in 2007. Such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments -- either increases or decreases -- in future years. See “Critical Accounting Policies” and “Risk Factors.”

In 2006, claims and loss adjustment expense payments were approximately $1.6 million, accounting for 68% of the net decrease in reserves. During 2006, Physicians continued to experience favorable trends in the “severity” of claims, and, to a lesser extent, the “frequency” of claims. Reserves were reduced in 6 of Physicians’ 20 accident years from 1976 until 1996, resulting in a net reduction of approximately $813,000, or 6.9% of reserves at the start of the year.  The net reduction in reserves was primarily due to a decrease in claims severity, and was recorded in Physicians’ reserve for IBNR claims.

In 2006, Physicians made $1.2 million in net indemnity payments to close one “severe” case, and total claims payments were less than anticipated. There were no changes in key actuarial assumption in 2006.

In 2005, claims and loss adjustment expense payments were $1.4 million, accounting for 31% of the net decrease in reserves. During 2005, Physicians continued to experience favorable trends in the “severity” of claims, and, to a lesser extent, the “frequency” of claims. Reserves were reduced in 10 of Physicians’ 20 accident years from 1976 until 1996, resulting in a net reduction of $3.1 million, or approximately 19.2% of reserves at the start of the year. The net reduction in reserves was primarily due to a decrease in claims severity, and was recorded in Physicians’ reserve for IBNR claims.

In 2005, Physicians made $878,000 in net indemnity payments to close three cases, an average indemnity payment of $293,000 per case. Total claims payments in 2005 were less than anticipated. There were no changes in key actuarial assumption in 2005.

Since it is almost twelve years since Physicians wrote its last policy, and the reserves for direct IBNR claims and unallocated loss adjustment expenses at December 31, 2007 are approximately $5.6 million ($5.5 million net of reinsurance), it is conceivable that further favorable development could be recorded in future years if claims trends remain favorable. However, there is less potential for favorable development in future years than there has been in the past, as Physicians’ remaining claims reserves get smaller. In addition, we caution (1) that claims can be reported until 2017, and (2) against over-emphasizing claims count statistics -- for example, the last claims to be resolved by a “run off” insurance company could be the most complex and the most severe.

Citation Insurance Company

Property and Casualty Insurance Loss Reserves
Citation went into “run off” from January 1, 2001. At December 31, 2007, after seven years of “run off,” Citation had $3.1 million in property and casualty insurance loss and loss adjustment expense reserves, after reinsurance.

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

Citation primarily insured subcontractors, and only rarely insured general contractors. A large percentage of the claims received in 2005, 2006, and 2007 related to Additional Insured Endorsements (“AIE”). In general, these represent claims from general contractors who were not direct policyholders of Citation’s, but were named as insureds on policies issued to Citation’s subcontractor policyholders. Most of Citation’s subcontractor insureds are not initially named as defendants in construction defect lawsuits, but are drawn into litigation against general contractors, typically when the general contractor’s legal expenses reach the limit of their own insurance policy. The courts have held that subcontractors who performed only a minor role in the construction can be held in on complicated litigation against general contractors. Accordingly, the cost of legal defenses can be as significant as claims payments. Typically, AIE claims are shared among more than one subcontractor and more than one insurance carrier. This reduces the expense to any one carrier, so AIE claims typically involve smaller claims payments than claims from actual policyholders.

Although Citation wrote its last artisans/contractors policy in 1995, and the statute of limitations in California is ten years, this can be extended in some situations.

Over the past three years, the trends in open claims and claims paid in the artisans/contractors line of business have been:

	Year Ended December 31,
	2007	2006	2005

Open claims at the start of the year	78	149	217
New claims reported during the year	31	58	101
Claims closed during the year	-70	-129	-169
Open claims at the end of the year	39	78	149

Total claims closed during the year	70	129	169
Claims closed with no payment	-30	-51	-77
Claims closed with LAE payment only (no indemnity payment)	-17	-36	-17
Claims closed with an indemnity payment	23	42	75

Due to the long “tail” (that is, the period between the occurrence of the alleged event giving rise to the claim and the claim being reported to us) in the artisans/contractors line of business, it is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves. Our loss reserves are regularly reviewed by management, and certified annually by an independent actuarial firm, as required by California state law. The independent actuary analyzes past, current, and projected claims trends for all active accident years, using several forecasting methods. The actuary believes this will result in more accurate reserve estimates than using a single method. We typically book our reserves to the actuary’s best estimate.

Changes in assumptions about future claim trends and the cost of handling claims can lead to significant increases and decreases in our property and casualty loss reserves. In 2007, we reduced reserves by $1.2 million or approximately 24.3% of beginning reserves, principally due to reduced frequency and reduced severity of claims. In 2006, we reduced reserves by $638,000, or approximately 9.9% of beginning reserves, principally due to reduced severity of claims.   In 2005, we reduced reserves by $1.8 million, or approximately 17.9% of beginning reserves, principally due to reduced severity of claims.

There were no changes in key actuarial assumptions during the three years ended December 31, 2007. See “Critical Accounting Policies” and “Risk Factors.”

At December 31, 2007, Citation’s net property and casualty reserves were carried at $3.1 million, approximately equal to the actuary’s best estimate.

CITATION INSURANCE COMPANY - PROPERTY & CASUALTY INSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	December 31,
	2007	2006	2005
Direct reserves	$3,587,000	$6,635,000	$8,247,000
Ceded reserves	(438,000)	(1,558,000)	(1,784,000)
Net reserves	$3,149,000	$5,077,000	$6,463,000

At December 31, 2007, $179,000 of Citation’s net property and casualty reserves (approximately 6%) were case reserves, $822,000 represented provision for IBNR claims (26%), and the loss adjustment expense reserve was $2.1 million (68%).

CITATION INSURANCE COMPANY - CHANGE IN PROPERTY & CASUALTY INSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2007	2006	2005

Beginning reserves	$5,077,000	$6,463,000	$10,227,000
Loss and loss adjustment expense payments	(695,000)	(748,000)	(1,929,000)
Re-estimation of prior year loss reserves	(1,233,000)	(638,000)	(1,835,000)
Net property and casualty insurance reserves	$3,149,000	$5,077,000	$6,463,000

Re-estimation as a percentage of beginning reserves	- 24.3%	- 9.9%	- 17.9%

Following actuarial analysis during 2007, Citation decreased loss reserves by $1.2 million, or approximately 24.3% of beginning reserves, due to favorable development in the artisans/contractors book of business, principally resulting from decreased claims severity.

Following actuarial analysis during 2006, Citation decreased loss reserves by $638,000, or approximately 9.9% of beginning reserves, due to favorable development in the artisans/contractors book of business resulting from decreased claims severity.

Following actuarial analysis during 2005, Citation decreased loss reserves by approximately $1.8 million, or 17.9% of beginning reserves, due to favorable development in the artisans/contractors book of business resulting from decreased claims severity.

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

The nature of this line of business is that we receive a relatively small number (low frequency) of relatively large (high severity) claims. Since Citation ceased writing workers’ compensation coverage eight years ago, most of the claims which are still open tend to be severe, and likely to lead to claims payments for a prolonged period of time.

Although the last of Citation’s workers’ compensation policies expired in 1998, new workers’ compensation claims can still be filed for events which allegedly occurred during the term of the policy. The state statute of limitations is ten years, but claim filing periods may be extended in some circumstances.

Over the past three years, the trends in open claims and claims paid in the workers’ compensation line of business have been:

	Year Ended December 31,
	2007	2006	2005

Open claims at the start of the year	216	232	227
New claims reported during the year	22	30	33
Claims reopened during the year	10	37	22
Claims closed during the year	-76	-83	-50
Open claims at the end of the year	172	216	232

At December 31, 2007, Citation had workers’ compensation reserves of $22.2 million before reinsurance and $6.1 million after reinsurance. Citation purchased excess reinsurance to limit its potential losses in this line of business. In general, we have retained the risk on the first $150,000 to $250,000 per claim. The workers’ compensation reserves are reinsured with General Reinsurance, a subsidiary of Berkshire Hathaway, Inc.

CITATION INSURANCE COMPANY - WORKERS’ COMPENSATION LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	December 31,
	2007	2006	2005

Direct reserves	$22,186,000	$24,074,000	$25,556,000
Ceded reserves	(16,133,000)	(14,425,000)	(13,086,000)
Net reserves	$6,053,000	$9,649,000	$12,470,000

It is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves in the workers’ compensation line of business due to:
•	the long “tail” (that is, the period between the occurrence of the alleged event giving rise to the claim and the claim being reported to us); and
•	the extended period over which policy benefits are paid.

Such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments--either increases or decreases--in future years. Examples of future trends include claims, the cost of handling claims, and medical care costs. See “Critical Accounting Policies” and “Risk Factors.”

Following independent actuarial analysis at September 30, 2007 and December 31, 2007, Citation decreased its workers’ compensation net loss reserves by $39,000 compared to the $9.6 million in net reserves at the start of 2007.  Although direct reserves were increased by $3 million, primarily due to an increase in projected medical costs, this was more than offset by a $3 million increase in the estimated reinsurance recoverable on our workers’ compensation loss reserves and a reduction in accrued claims payable. Since this book of business is now more than nine years old, the remaining claims tend to be severe, and many have now exceeded the amount of risk we retain per claim, increasing the amount of reinsurance we can recover.

Following independent actuarial analysis during 2006, Citation decreased its workers’ compensation net loss reserves by $1.8 million, or approximately 14.2% of $12.5 million in net reserves at the start of 2006. Direct reserves were increased by $882,000, primarily due to an increase in projected medical costs; however, this was more than offset by a $2.7 million increase in the estimated reinsurance recoverable on our workers’ compensation loss reserves.

Following independent actuarial analysis during 2005, Citation increased its workers’ compensation net loss reserves by $1.3 million, or approximately 11% of $12.1 million in net reserves at the start of 2005. This adverse development was primarily due to an increase in projected medical care costs, and an adjustment to reinsurance.

CITATION INSURANCE COMPANY - CHANGE IN WORKERS’ COMPENSATION LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2007	2006	2005

Beginning net reserves	$9,649,000	$12,470,000	$12,066,000
Loss and loss adjustment expense payments	(3,557,000)	(1,047,000)	(922,000)
Re-estimation of prior year loss reserves	(39,000)	(1,774,000)	1,326,000
Net workers’ compensation insurance reserves	$6,053,000	$9,649,000	$12,470,000

Re-estimation as a percentage of adjusted beginning reserves	0%	- 14%	+ 11%

There were no changes in key actuarial assumptions during the three years ended December 31, 2007.

At December 31, 2007, Citation’s net workers’ compensation reserves were carried at $6.1 million, approximately equal to the actuary’s best estimate. Approximately $2.3 million of Citation’s net workers’ compensation reserves (38%) were case reserves, $1.6 million represented provision for IBNR claims (26%), and the unallocated loss adjustment expense reserve was $2.2 million (36%).

Until September 30, 2004, the workers’ compensation claims were handled by Fremont and the California Insurance Guarantee Association. Since then, the workers’ compensation claims have been handled by a third-party administrator on Citation’s behalf.

CRITICAL ACCOUNTING POLICIES

This section describes the most important accounting policies affecting the assets, liabilities, and results of our largest operations.  Since the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, we consider these to be our critical accounting policies:
•	how we determine the fair value and carrying value of our water assets, real estate assets, and investments in equity and debt securities;
•	how we estimate the claims reserves liabilities of our insurance companies; and
•	how we recognize revenue when we sell water assets and real estate assets, and calculate investment income from equity and debt securities.
We believe that an understanding of these accounting policies will help the reader to analyze and interpret our financial statements.

Our consolidated financial statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”).  Preparation of the consolidated financial statements in accordance with GAAP requires us to make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities, recognizing revenues, and estimating expenses. Due to the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. We base our estimates on historical experience, and other various assumptions, that we believe to be reasonable under the circumstances.

The following are the significant subjective estimates used in preparing our financial statements:

1.	Estimation of reserves in our insurance companies

Although we provide reserves that management believes are adequate, the actual losses paid could be greater.  We must estimate future claims and ensure that our loss reserves are adequate to pay those claims. This process requires us to make estimates about future events. The accuracy of these estimates will not be known for many years. For example, part of our claims reserves cover “IBNR” claims (that is, the event giving rise to the claim has occurred, but the claim has not been reported to us). In other words, in the case of IBNR claims, we must provide for claims which we do not know about yet.

Estimates of our future claims obligations have been volatile:
•
Our medical malpractice reserves, net of reinsurance, were reduced by $2.3 million in 2007, $812,000 in 2006, and $3.1 million in 2005, after we concluded that Physicians’ claims reserves were greater than projected claims payments;

•	net of reinsurance, Citation’s property and casualty insurance loss reserves were reduced by $1.2 million in 2007, $638,000 in 2006, and by $1.8 million in 2005; and
•	net of reinsurance, Citation’s workers’ compensation loss reserves were reduced by $39,000 in 2007 and $1.8 million in 2006, but they were increased by $1.3 million in 2005.

There can be no assurance that our claims reserves will not increase or decrease in the future.

In addition, we have to make judgments about the recoverability of reinsurance owed to us on direct claims reserves. At December 31, 2007, the reinsurance recoverable on our total loss reserves and claims paid were:
•	Citation, $16.8 million; and
•	Physicians, $83,000.

See “Insurance Operations In Run Off” and “Regulatory Insurance Disclosure” in Item 7.

2.	Carrying value of long-lived assets

Our principal long-lived assets are real estate and water assets owned by Vidler and its subsidiaries, and real estate at Nevada Land. At December 31, 2007, the total carrying value of real estate and water assets was $200.1 million, or approximately 30% of PICO’s total assets. The real estate and water assets are carried at cost.

We review the value of our long-lived assets annually and, or as facts and circumstances change to ensure that the estimated future undiscounted cash flows or fair values of these assets will at least recover their carrying value. Our management conducts these reviews utilizing the most recent information available; however, the review process inevitably involves the significant use of estimates and assumptions, especially the estimated market values of our real estate and water assets.

In our water resource and water storage business, we engage in project development. This can require cash outflows to drill wells to prove a “perennial yield” or permanent supply, of water is available in situations where there is no guarantee that the project will ultimately be commercially viable. If we determine that it is probable that the project will be commercially viable, the costs of developing the asset are capitalized (that is, recorded as an asset in our balance sheet, rather than being charged as an expense). If the project ends up being viable, in the case of a sale, the capitalized costs are included in the cost of real estate and water assets sold and applied against the purchase price. In the case of a lease transaction, or when the asset is fully developed and ready for use, the capitalized costs are amortized (that is, charged as an expense in our income statement) and match any related revenues.

If we determine that the carrying value of an asset cannot be justified by the forecasted future cash flows of that asset, the carrying value of the asset is written down to fair value immediately, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

3.	Accounting for investments and investments in unconsolidated affiliates

At December 31, 2007, we owned equity securities with a carrying value of approximately $259.7 million, or approximately 38% of our total assets. These securities are primarily small-capitalization value stocks listed in the U.S., Switzerland, New Zealand, and Australia.  Depending on the circumstances, and our judgment about the level of our involvement with the investee company, we apply one of two accounting policies.

With the majority of our current investments, we apply SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under this method, an investment is carried at market value in our balance sheet, with unrealized gains or losses included in shareholders’ equity.  The only income recorded is from dividends, unless unrealized losses are deemed to be other-than-temporary.

In the case of investments where we have the ability to exercise significant influence over the company we have invested in, we would instead apply the equity method, under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock ("APB 18").”

The application of APB No. 18 may result in a different outcome in our financial statements than fair value accounting under SFAS No. 115. The most significant difference between the two policies is that, under the equity method, we include our share of the unconsolidated affiliates earnings or losses in our statement of operations, and dividends received reduce the carrying value of the investment in our balance sheet. Under fair value accounting, the only income recorded in the statement of operations is dividend income.  However, for securities classified as available for sale, unrealized gains and losses are recognized through comprehensive income.

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

The use of fair value accounting or the equity method can result in significantly different carrying values at specific balance sheet dates, and contributions to our statement of operations in any individual year during the course of the investment. The total impact of the investment on PICO’s shareholders’ equity over the entire life of the investment will be the same whichever method is adopted.

For equity and debt securities accounted for under SFAS No. 115 which are in an unrealized loss position in local currency terms, we regularly review whether the decline in market value is other-than-temporary. In general, this review requires management to consider several factors, including the extent and duration of the decline in market value of the investee, specific adverse conditions affecting the investee’s business and industry, the financial condition of the investee, and the long-term prospects of the investee. Accordingly, management has to make important assumptions regarding our intent and ability to hold the security, and our assessment of the overall worth of the security. Risks and uncertainties in our methodology for reviewing unrealized losses for other-than-temporary declines include our judgments regarding the overall worth of the issuer and its long-term prospects, and our ability to realize on our assessment of the overall worth of the business.

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

The investment portfolios include three equity securities, with a total carrying value of $3.9 million, where there is not a trading market.  Therefore, the market value of these securities is not readily determinable.

4.	Revenue recognition

Sale of real estate and water assets

We recognize revenue on the sale of real estate and water assets based on the guidance of FASB No. 66, “Accounting for Sales of Real Estate”. Specifically, we recognize revenue when:
(a)	there is a legally binding sale contract;
(b)	the profit is determinable (that is, the collectability of the sales price is reasonably assured, or any amount that will not be collectable can be estimated);
(c)
the earnings process is virtually complete (that is, we are not obliged to perform significant activities after the sale to earn the profit, meaning we have transferred all risks and rewards to the buyer); and

(d)	the buyer’s initial and continuing investment are sufficient to demonstrate a commitment to pay for the property.

Unless all of these conditions are met, we use the deposit method of accounting. Under the deposit method of accounting, until the conditions to fully recognize a sale are met, payments received from the buyer are recorded as a liability on our balance sheet, and no gain is recognized

Net investment income and realized gains or losses

We recognize investment income from interest income and dividends as they are earned.  Dividends with an “ex date” in one accounting period, but which are not paid until the next accounting period, are recorded as income on the “ex date”, in accordance with accrual accounting.  Net investment income includes amortization of premium and accretion of discount on the level yield method relating to bonds acquired at other than par value.

Realized investment gains and losses are included in revenues and can include any other-than-temporary losses from declines in value (as discussed above).  The cost of the investment sold is determined using an average cost basis, and sales are recorded on a trade date basis (that is, the day on which the trade is executed).

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Shareholders’ Equity
At December 31, 2007, PICO had shareholders’ equity of $525.9 million ($27.92 per share), compared to $405.2 million ($25.52 per share) at the end of 2006, and $300.9 million ($22.67 per share) at the end of 2005. Book value per share increased 9.4% in 2007, compared to increases of 12.6% in 2006, and 16.9% in 2005.

The principal factors leading to the $120.7 million increase in shareholders’ equity during 2007 were:
•	a $16.3 million increase in net unrealized appreciation in investments after-tax, in particular Jungfraubahn and our other holdings in Switzerland ; and
•	the issuance of 2.8 million new shares, at $37 per share, for net proceeds of $100.1 million.

At December 31, 2007, on a consolidated basis, available-for-sale investments reflected a net unrealized gain of $82.5 million after-tax, compared to a net unrealized gain of $66.2 million, after-tax, at December 31, 2006.

The principal factors leading to the $104.3 million increase in shareholders’ equity during 2006 were:
•	the year’s $29.2 million in net income; and
•	the issuance of 2.6 million new shares, at $30 per share, for net proceeds of $73.9 million.

Total Assets and Liabilities
Total assets at December 31, 2007 were $676.3 million, compared to $549 million at December 31, 2006. During 2007, total assets increased by $127.3 million, principally due to the $100.1 million net proceeds received from the February 2007 issuance and sale of PICO stock to certain accredited investors in a private placement transaction. Real estate and water assets increased by $98.1 million, primarily due to expenditure on the Fish Springs Ranch project, and the acquisition and development of water resource projects. During 2007, cash and cash equivalents decreased by $65.8 million, primarily due to the expenditure on the Fish Springs Ranch project, and temporary investment in investment-grade corporate bonds maturing in 2008 and 2009.

During 2007, total liabilities increased by $6.5 million,   from $143.8 million to $150.3 million at December 31, 2007.

Net Income or Loss
PICO reported a net loss of $1.3 million for 2007 ($0.07 per share), compared to net income of $29.2 million in 2006 ($1.95 per share) and net income of $16.2 million ($1.25 per share) in 2005.

2007
The $1.3 million ($0.07 per share) net loss consisted of:
•	income before taxes and minority interest of $2 million; and
•
a $3.5 million provision for income taxes. The effective tax rate for 2007 is 175.6%, which is higher than the federal corporate income tax rate of 35%, principally due to state tax charges, the recording of valuation allowances against income tax losses in some subsidiaries, and certain compensation expense which is not tax-deductible.

2006
The $29.2 million ($1.95 per share) in net income consisted of:
•	income before taxes and minority interest of $50.9 million from continuing operations;
•
a $19.4 million provision for income taxes. The effective tax rate for 2006 is 38.1%, which is higher than the federal corporate rate of 35%, principally due to state tax charges and certain compensation expense which is not tax-deductible; and

•	a net loss from discontinued operations of $2.3 million.

2005
The $16.2 million ($1.25 per share) in net income consisted of:
•	income before taxes and minority interest of $40.3 million from continuing operations; and
•
the add-back of $536,000 in minority interest in continuing operations, which reflects the interest of outside shareholders in the net losses of subsidiaries which are less than 100%-owned by PICO; which were partially offset by

•
an $18.6 million provision for income taxes. The effective tax rate for 2005 is 46%, which is greater than the 35% federal corporate rate. This is principally due to the accrual of state taxes and other permanent differences, primarily resulting from certain management compensation which was not tax-deductible; and

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

Over the past three years, PICO has recorded:
•
comprehensive income of $17.2 million in 2007, primarily consisting of a $16.3 million increase in net unrealized appreciation in investments (after-tax) and a $2.3 million net increase in foreign currency translation;

•
comprehensive income of $30.1 million in 2006, which primarily consisted of the year’s net income of $29.2 million. In addition, there was a $69,000 net increase in net unrealized appreciation in investments (after-tax) and a $789,000 net increase in foreign currency translation; and

•
comprehensive income of $39.6 million in 2005, primarily consisting of a $24.2 million net increase in net unrealized appreciation in investments and net income of $16.2 million, which were partially offset by a $810,000 net decrease in foreign currency translation.

Operating Revenues

	Year Ended December 31,
	2007	2006	2005

Water Resource and Water Storage Operations	$7,938,000	$6,182,000	$106,449,000
Real Estate Operations	13,479,000	41,406,000	21,811,000
Business Acquisitions and Financing Operations	4,903,000	21,858,000	5,743,000
Insurance Operations in Run Off	7,609,000	13,277,000	8,109,000

Total Revenues	$33,929,000	$82,723,000	$142,112,000

In 2007, total revenues were $33.9 million, compared to $82.7 million in 2006, and $142.1 million in 2005. In 2005, revenues included $104.4 million from two significant water sales in the Water Resources and Water Storage Operations segment.

In 2007, revenues declined by $48.8 million from 2006. This was primarily due to a $27.9 million year over year decline in revenues from Real Estate Operations, principally due to the sale of Spring Valley Ranches for $22 million in 2006. Business Acquisitions and Financing Operations revenues decreased $17 million year over year, primarily as a result of a $17.4 million year over year decrease in net realized investment gains. Insurance Operations in Run Off revenues decreased $5.7 million year over year, principally as a result of a $6.1 million year over year decrease in net realized investment gains. Revenues from Water Resource and Water Storage Operations increased $1.8 million year over year, primarily as a result of the inclusion of a $3.5 million gain recorded as a result of a non-monetary exchange transaction whereby the Company released and terminated legal use restrictions on real estate previously sold, in exchange for real estate and water assets.

In 2006, revenues declined by $59.4 million from 2005. This was primarily due to a $100.3 million year over year decline in revenues from Water Resource and Water Storage Operations, largely as a result of revenues from the sale of land and water assets decreasing from $104.8 million in 2005 to $3 million in 2006, due to the two significant water sales in 2005 referenced above. Real Estate Operations revenues increased $19.6 million year over year, principally due to the sale of Spring Valley Ranches for $22 million in 2006. Business Acquisitions and Financing Operations revenues increased $16.1 million year of year, primarily as a result of a $13.2 million year over year increase in net realized investment gains. Insurance Operations in Run Off revenues increased $5.2 million year of year, primarily as a result of a $5 million year over year increase in net realized investment gains.

Costs and Expenses
Total costs and expenses in 2007 were $31.9 million, compared to $31.9 million in 2006, and $101.8 million in 2005. In 2007, the largest expense item was a $7.3 million charge to settle all outstanding claims and legal actions between Fish Springs Ranch and the Pyramid Lake Paiute Tribe. See Item 3, Legal Proceedings and the Fish Springs Ranch section earlier in Item 7. In 2006, the largest expense item was $10.3 million for the cost of land and water rights sold by Vidler and Nevada Land. In 2005, the largest expenses were the $46.5 million cost of land and water rights sold by Vidler and Nevada Land, and stock appreciation rights ("SAR") expense of $23.9 million. See “Business Acquisitions and Financing” results of operations later in Item 7.

Income (Loss) Before Taxes and Minority Interest

	Year Ended December 31,
	2007	2006		2005

Water Resource and Water Storage Operations	$(5,283,000)	$	(2,451,000)	$56,212,000
Real Estate Operations	8,109,000		30,499,000	12,038,000
Business Acquisitions and Financing Operations	(10,591,000)		6,839,000	(38,464,000)
Insurance Operations in Run Off	9,779,000		15,980,000	10,539,000
Income Before Taxes and Minority Interest	$2,014,000		$50,867,000	$40,325,000

In 2007, PICO generated income before taxes and minority interest of $2 million, compared to $50.9 million in 2006. The $48.9 million year over year decrease resulted from:
•	$22.4 million lower income from Real Estate Operations, primarily due to the $18.8 million gross margin on the sale of Spring Valley Ranch which was included in 2006 income;
•	a $17.4 million lower contribution from the Business Acquisitions and Financing Operations segment. This principally resulted from a $17.4 million decrease in realized gains year over year;
•	$6.2 million lower income from Insurance Operations in Run Off, primarily due to a $6.1 million year over year decrease in realized gains; and
•
a $2.8 million lower result from Water Resource and Water Storage Operations due to various factors.  The 2007 segment loss included a $3.5 million gain on the release of restrictions on real estate, which was more than offset by a $7.3 million expense related to the Pyramid Lake Paiute Tribe settlement.  See "Item 3. Legal Proceedings - Fish Springs Ranch, LLC Litigation".

In 2006, PICO generated income before taxes and minority interest of $50.9 million, compared to $40.3 million in 2005. The $10.6 million year over year increase resulted from:
•	$18.5 million higher income from Real Estate Operations, essentially due to the sale of Spring Valley Ranch;
•
a $45.3 million higher contribution from the Business Acquisitions and Financing Operations segment. This principally resulted from a $13.2 million increase in realized gains year over year, and SAR expense of zero in 2006 compared to $23.9 million in 2005; and

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

Water Resource and Water Storage Operations

	Year Ended December 31,
	2007	2006	2005
Revenues:
Sale of real estate and water assets	$41,000	2,969,000	$104,812,000
Gain on release of restrictions on real estate	3,466,000
Net investment income	4,418,000	2,805,000	1,177,000
Other	13,000	408,000	460,000
Segment total revenues	7,938,000	6,182,000	106,449,000

Expenses:
Cost of real estate and water assets	$(8,000)	$(1,614,000)	$(38,957,000)
Commission and other cost of sales			(1,066,000)
Depreciation and amortization	(1,042,000)	(1,084,000)	(1,173,000)
Interest			(270,000)
Overhead	(1,839,000)	(3,068,000)	(4,449,000)
Project expenses	(10,332,000)	(2,867,000)	(4,322,000)
Segment total expenses	(13,221,000)	(8,633,000)	(50,237,000)
Income (loss) before taxes and minority interest	$(5,283,000)	$(2,451,000)	$56,212,000

Over the past few years, several large sales of real estate and water assets have generated the bulk of Vidler’s revenues. Since the date of closing generally determines the accounting period in which the sales revenue and cost of sales are recorded, Vidler’s reported revenues and income fluctuate from period to period, depending on the dates when specific transactions close. Consequently, sales of real estate and water assets in any one year are not necessarily indicative of likely revenues in future years.  In the following, gross margin is defined as revenue less cost of sales.

In 2007, Vidler generated total revenues of $7.9 million. A transaction with an energy supply company concerning certain properties in Maricopa   County and La Paz County, Arizona generated revenues of $3.5 million and a pre-tax gain of $3.5 million. The energy supply company purchased approximately 2,428 acres of real estate and related water assets from Vidler in 2001. At the time of the sale, Vidler recorded certain legal restrictions on both the surface and underground use of the properties. During the third quarter of 2007, Vidler released and terminated the restrictions on the use of the 2,428 acres in Maricopa County, in exchange for 503 acres of unencumbered real estate and water assets in La Paz County, Arizona. Vidler established the fair value of the real estate and water assets acquired in the transaction at approximately $3.5 million.

 In 2006, Vidler generated $3 million in revenues from the sale of real estate and water assets. This primarily represented:
•	Lincoln/Vidler sold approximately 570 acre-feet of water rights at Meadow Valley, Nevada for $6,050 per acre-foot. Vidler’s 50% share of the sales price was $1.7 million; and
•	Vidler sold its water rights at Golden, Colorado for $1.2 million.
After deducting the $1.6 million cost of real estate and water assets sold, the resulting gross margin was $1.3 million.

In 2005, Vidler generated $104.8 million in revenues from the sale of real estate and water assets. This primarily represented two transactions, which generated $104.4 million in revenues:
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

In addition, Vidler generated net investment income of $4.4 million in 2007, primarily interest from the temporary investment of cash proceeds from the May 2006 and February 2007 equity offerings by PICO. In aggregate, the stock offerings raised net proceeds of $174.1 million, which were principally allocated to Vidler for existing and new water resource development projects, including the design and construction of a pipeline to convey water from Fish Springs Ranch to Reno.

In 2006, interest revenue was $2.8 million, primarily from the temporary investment of the cash proceeds from an equity offering by PICO which raised net proceeds of $74.1 million that were principally allocated to the design and construction of a pipeline to convey water from Fish Springs Ranch to Reno . In 2005, interest revenues were $1.2 million, due to interest earned from temporary investment of the proceeds from water rights and land sales.

Total segment expenses, including the cost of real estate and water assets sold, were $13.2 million in 2007, $8.6 million in 2006, and $50.2 million in 2005. However, excluding the cost of real estate and water assets sold and related selling costs; segment operating expenses were $13.2 million in 2007, $7 million in 2006, and $10.2 million in 2005. After we entered the water resource business, the individual assets acquired by Vidler were not ready for immediate commercial use. Although Vidler is generating significant revenues from the sale of real estate and water assets, the segment is still incurring costs related to long-lived assets which will not generate revenues until future years, e.g., operating, maintenance, and amortization expenses at Vidler’s water storage facilities.

Overhead expenses consist of costs which are not related to the development of specific water assets, such as salaries and benefits, rent, and audit fees. Overhead expenses were $1.8 million in 2007, $3.1 million in 2006, and $4.4 million in 2005. Most of the change from year to year is due to fluctuation in the accrual of performance-based incentive compensation for certain Vidler management, which was nil in 2007, $1 million in 2006, and $2.9 million in 2005.

Project expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees. Project expenses are expensed as appropriate under GAAP, and could fluctuate from period to period depending on activity with Vidler’s various water resource projects. Costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized as part of the cost of the asset, and charged to cost of sales in the period that revenue is recognized. Project expenses principally relate to:

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

Project expenses were $10.3 million in 2007, $2.9 million in 2006, and $4.3 million in 2005. The $7.4 million increase in project expenses in 2007 compared to 2006 is almost entirely due to a $7.3 million expense recorded in 2007 relating to a settlement of all outstanding claims and legal actions with the Pyramid Lake Paiute Tribe (“the Tribe settlement”).  See "Item 3.  Legal Proceedings - Fish Springs Ranch, LLC Litigation".

The $7.3 million settlement expense consists of:

•	a cash payment of $500,000, which was made during the second quarter of 2007;
•	the transfer of approximately 6,214 acres of land, with a fair value of $500,000 and a book value of $139,000, to the Tribe in the second quarter of 2007;
•	a payment of $3.1 million due and paid on January 8, 2008; and
•
a payment of $3.6 million due on the later of January 8, 2009 or the date that an Act of Congress ratifies the settlement agreement.  If the payment is made after January 8, 2009, interest will accrue at the London Inter-Bank Offered Rate (“LIBOR”) from January 8, 2009.

 The regulatory process to obtain the approvals to build the infrastructure for the Fish Springs pipeline was largely completed in 2005. Consequently, project expenses were $1.4 million lower in 2006 than in 2005, primarily due to $1.4 million decrease in legal, engineering and consulting costs year over year.

Real Estate Operations

	Year Ended December 31,
	2007	2006	2005
Revenues:
Sale of Real Estate and Water Assets:
Sale of former railroad land	$9,455,000	$16,541,000	$20,173,000
Sale of Spring Valley Ranch		22,000,000
Net investment income	3,140,000	2,003,000	1,054,000
Other	884,000	862,000	584,000
Segment total revenues	13,479,000	41,406,000	21,811,000

Expenses:
Cost of former railroad land sold	$(2,676,000)	$(5,489,000)	$(7,573,000)
Cost of Spring Valley Ranch		(3,174,000)
Operating expenses	(2,694,000)	(2,244,000)	(2,200,000)
Segment total expenses	(5,370,000)	(10,907,000)	(9,773,000)
Income before taxes and minority interest	$8,109,000	$30,499,000	$12,038,000

The sale of former railroad land was the largest contributor of revenue in this segment in 2007 and 2005, and the second largest contributor in 2006. It can take a year or more to complete a land sale transaction, and the timing of land sales is, therefore, unpredictable. Historically the level of land sales has fluctuated from year to year. Accordingly, it should not be assumed that the level of sales as reported will be maintained in future years. As noted in more detail below, our average gross margin for former railroad land has increased from 2005 through 2007, but the total volume of acreage sold in any one year has declined over this period.

In 2007, Nevada Land recorded revenues of $9.5 million from the sale of 95,538 acres of former railroad land. In 2006, Nevada   Land recorded revenues of $16.5 million from the sale of approximately 199,266 acres of former railroad land, and revenues of $22 million from the sale of Spring Valley Ranch. In 2005, Nevada Land recorded revenues of $20.2 million from the sale of 252,094 acres of former railroad land.

Other income amounted to $884,000, compared to $862,000 in 2006, and $584,000 in 2005.  Most of this revenue comes from land leases, principally for grazing and agricultural use.

Net investment income, arising from interest earned on funds received from previous land sales, contributed $3.1 million in 2007, compared to $2 million in 2006, and $1.1 million in 2005.

In the following, gross margin is defined as revenue less cost of sales, and gross margin percentage is defined as gross margin divided by revenues.

After deducting the cost of land sold, in 2007 the gross margin on the sale of former railroad land was $6.8 million, compared to $11.1 million in 2006, and $12.6 million in 2005. The gross margin percentage earned on the sale of former railroad land was 71.7 % in 2007, 66.8% in 2006, and 62.5% in 2005. The gross margin on the sale of Spring Valley Ranch in 2006 was $18.8 million.

Segment operating expenses were $2.7 million in 2007, $2.2 million in 2006, and $2.2 million in 2005. The increase in operating expenses in 2007 compared to 2006 and 2005 is due primarily to the start-up of real estate operations under Bedrock and UCP in California and GEC in Canada. As and when more capital is allocated to these operations, we anticipate that the revenues and costs in these entities will be more significant to the overall real estate segment results of operations.

The $22.4 million decrease in segment income from 2006 to 2007 is due to the a $4.3 million lower gross margin from the sale of former railroad land in 2007 compared to 2006, as well as the $18.8 million contribution from the sale of Spring Valley Ranch in 2006. The lower gross margin from the sale of former railroad land in 2007 is due to the net effect of selling a lower volume of land (resulting in lower revenues) at a higher gross margin percentage. The volume of former railroad land sold decreased 52% year over year and land sales revenues were 43% lower year over year, but the gross margin percentage on land sales improved 490 basis points (4.9%), from 66.8% in 2006 to 71.7% in 2007.

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

Business Acquisitions and Financing Operations

	Year Ended December 31,
	2007	2006	2005
Business Acquisitions and Financing Operations Revenues:
Realized gain (loss) on sale or impairment of securities	$(1,426,000)	$15,943,000	$2,666,000
Net investment income	6,025,000	5,611,000	2,957,000
Other	304,000	304,000	120,000
Segment total revenues	4,903,000	21,858,000	5,743,000

Stock appreciation rights expense	$(4,468,000)		$(23,894,000)
Other	(11,026,000)	$(15,019,000)	(20,313,000)
Segment total expenses	(15,494,000)	(15,019,000)	(44,207,000)
Income (loss) before taxes and minority interest	$(10,591,000)	$6,839,000	$(38,464,000)

This segment consists of acquired businesses, strategic interests in businesses, as well as the activities of PICO that are not included in our other segments. The segment also contains the deferred compensation assets held in trust for the benefit of several PICO officers, as well as the corresponding deferred compensation liabilities.  The officers concerned have deferred the majority of incentive compensation earned to date, and the proceeds from exercising SAR in 2005, most of which were originally stock options, granted as far back as 1994. The investment income and realized gains and losses from the deferred compensation assets are recorded as revenues in the year that they are earned, and a corresponding and offsetting cost or benefit is recorded as deferred compensation expense. The change in net unrealized appreciation or depreciation in the deferred compensation assets each year is not recorded in revenues; but it is charged to compensation expense.  Consequently, due to the cost related to unrealized appreciation, in any one year deferred compensation expense can have an effect on segment income and income before taxes in the statement of operations.  However, once the deferred compensation assets have been realized, over the lifetime of the assets, the revenues and deferred compensation expense offset, and there is no net effect on segment income and income before taxes.

Revenues in this segment vary considerably from year to year, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.

The expenses recorded in this segment primarily consist of holding company costs which are not allocated to our other segments, for example, rent for our head office, any compensation cost for stock-settled Stock Appreciation Rights ("SAR"), and deferred compensation expense. In any one year, Business Acquisitions and Financing Operations segment expenses can be increased, or reduced, by one or more individually significant expense or benefit items which occur irregularly (for example, the recording of compensation expense when SAR are granted and vest), or fluctuate from period to period (for example, the foreign currency expense or benefit described below). Consequently, Business Acquisitions & Financing Operations segment expenses are not necessarily directly comparable from year to year.

The Business Acquisitions and Financing Operations segment recorded revenues of $4.9 million in 2007, $21.9 million in 2006, and $5.7 million in 2005.

In 2007, a net realized loss on the sale or impairment of holdings of $1.4 million was recorded, which reflected activity in deferred compensation accounts.  This principally consisted of $1.8 million in provisions for other-than-temporary impairment of two securities, which exceeded approximately $360,000 in gains on the sale of various holdings.  The $1.4 million in net realized losses are offset by a corresponding $1.4 million reduction in deferred compensation payable to the participating officers, which reduced Segment Total Expenses, resulting in no net effect on the segment loss before tax.

We regularly review any securities in which we have an unrealized loss. If we determine that the decline in market value is other-than-temporary, under GAAP we record a charge to reduce the basis of the security from its original cost to current carrying value, which is typically the market price at the balance sheet date when the provision is recorded. The determination is based on various factors, primarily the extent and the duration of the unrealized loss. A charge for other-than-temporary impairment is a non-cash charge, which is recorded as a realized loss. Charges for other-than-temporary impairments do not affect book value per share, as the after-tax decline in the market value of investments carried under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” is already reflected in shareholders’ equity. The written-down value becomes our new basis in the investment. In future accounting periods, unrealized gains or losses from that basis will be recorded in shareholders’ equity, and when the investment is sold a realized gain or loss from that basis will be recorded in the statement of operations.

The 2007 provisions for other-than-temporary impairment consisted of:
• a $1.6 million provision for other-than-temporary impairment of a bond held in deferred compensation accounts. The bond is a senior collateralized note; however during 2007 the issuer filed for bankruptcy protection and the market value of the pledged collateral declined sharply. The provision for other-than-temporary impairment reduced the basis in the bond from amortized cost to estimated realizable value at December 31, 2007; and
• a $165,000 provision for other-than-temporary impairment of a holding in a California bank. The stock was in an unrealized loss position for most of 2007. Based on the extent and the duration of the unrealized loss, it was determined that the decline in market value is other-than-temporary. Consequently, we recorded a charge to reduce our basis in the stock from its original cost to market value at December 31, 2007.

In 2006, net realized gains were $15.9 million, primarily consisting of realized gains of $8.6 million on the sale of part of our holding in Ratia Energie AG, and $6.8 million on the sale of our holding in Anderson-Tully Company.

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

In 2005, net realized gains were $2.7 million, the largest of which was a $1.8 million realized gain on the sale of part of our holding in Ratia Energie AG.

In this segment, investment income includes interest on cash and short-term fixed-income securities, and dividends from partially owned businesses. Investment income totaled $6 million in 2007, $5.6 million in 2006, and $3 million in 2005. Investment income fluctuates depending on the level of cash and temporary investments, the level of interest rates, and the dividends paid by partially-owned businesses.

Total segment expenses were $15.5 million in 2007, $15 million in 2006, and $44.2 million in 2005. The principal expenses recognized in this segment are PICO’s corporate overhead, the U.S. dollar change in value of a Swiss franc inter-company loan, and in 2005 and 2007 Stock Appreciation Rights (“SAR”) expense. SAR expense was $4.5 million in 2007, zero in 2006, and $23.9 million in 2005. All other segment expenses were $10.9 million in 2007, $15 million in 2006, and $20.3 million in 2005.

As a result of these factors, the Business Acquisitions and Financing Operations segment generated a pre-tax loss of $10.5 million in 2007, income of $6.8 million in 2006, and a pre-tax loss of $38.5 million in 2005.

In 2007, segment expenses of $15.5 million primarily consisted of:
•	SAR expense of $ 4.5 million (see description of SAR expense below);
•	HyperFeed litigation expenses of $1.7 million;
•	the accrual of $1.5 million in incentive compensation, being a discretionary bonus awarded to our President and Chief Executive Officer; and
•
other parent company overhead of $7.8 million. Other expenses were reduced by a $548,000 net decrease in deferred compensation expense, which reflects a decrease in deferred compensation liabilities resulting from a decrease in the value of deferred compensation assets.

Expenses were reduced by a $2 million benefit resulting from the effect of appreciation in the Swiss Franc on the inter-company loan during 2007 (see description of inter-company loan below).

In 2006, segment expenses of $15 million primarily consisted of:
•
the accrual of $5.9 million in incentive compensation.  In 1996, six of PICO’s officers participated in an incentive compensation program tied to growth in our book value per share relative to a pre-determined threshold; and

•
other parent company overhead of $11.7 million. This includes deferred compensation expense of $3.6 million, which reflects an increase in deferred compensation liabilities resulting from growth in the value of invested assets corresponding to the deferred compensation liabilities. In effect, this expense was offset by investment income and realized gains, which are recorded as revenue in this segment, and by unrealized appreciation in the invested assets.

Expenses were reduced by a $2.6 million benefit resulting from the effect of appreciation in the Swiss Franc on the inter-company loan during 2006 (see description of inter-company loan below).

In 2005, SAR expense was $23.9 million and other expenses were $20.3 million, principally consisting of the accrual of $8.4 million in incentive compensation, other parent company overhead of $8.3 million, and a $3.6 million expense resulting from the effect of depreciation in the Swiss Franc on the inter-company loan during 2005.

Inter-Company Loan.  Certain of our interests in Swiss public companies are held by PICO European Holdings, LLC (“PICO European Holdings”), a wholly owned subsidiary of Physicians Insurance Company of Ohio. Part of PICO European Holdings’ funding comes from a loan from PICO Holdings, Inc., which is denominated in Swiss Francs. Since the U.S. dollar is the functional currency for our financial reporting, under GAAP we are required to record a benefit or expense through the statement of operations to reflect fluctuation in the rate of exchange between the Swiss Franc and the U.S. dollar, although there is no net impact on consolidated shareholders’ equity before the related tax effects.  During accounting periods when the Swiss Franc appreciates relative to the US dollar -- such as 2006 and 2007 -- under GAAP we are required to record a benefit through the consolidated statement of operations to reflect the fact that PICO European Holdings owes PICO Holdings more US dollars. In PICO European Holdings’ financial statements, an equivalent debit is included in the foreign currency translation component of shareholders’ equity (since it owes PICO Holdings more dollars); however, this does not go through the consolidated statement of operations. During accounting periods when the Swiss Franc depreciates relative to the US dollar -- such as 2005 -- opposite entries are made and an expense is recorded in the statement of operations. Consequently, under GAAP in our consolidated statement of operations we were required to record a benefit of $2 million in 2007, a benefit of $2.6 million in 2006, and an expense of $3.6 million in 2005, even though there was no net impact on shareholders’ equity, before any related tax effects.

In addition, PICO European Holdings and Global Equity AG both have Swiss Franc loans from a Swiss bank. See Note 4 of Notes to Consolidated Financial Statements, “Borrowings”. Any currency effect on the bank loans is offset by a currency effect on the corresponding investment assets, and does not form part of the foreign exchange benefit or expense recorded thorough the statement of operations discussed above.

SAR Expense
During 2005, the Company’s Compensation Committee replaced the 2003 Cash-Settled Stock Appreciation Rights Program (the "2003 SAR Program"), with a stock-based incentive plan, the PICO Holdings, Inc. 2005 Long-Term Incentive Plan (the “2005 SAR Plan”), which was approved by our shareholders in December 2005.

On September 21, 2005, the 2003 SAR program was amended, and the spread value of the SAR outstanding was monetized based on the last sale price of PICO stock on that date ($33.23). This resulted in a $23.9 million expense to record the increase in SAR liability from the start of 2005 through September 21, 2005, which comprised our total SAR expense for 2005. The majority of the SAR which was monetized in 2005 were originally stock options, which had been issued as far back as 1994.

On December 8, 2005, the Company’s Shareholders approved the 2005 SAR Plan. On December 12, 2005, the Compensation Committee granted 2,185,965 stock-based SAR, with an exercise price of $33.76, to various officers of the Company, employees, and non-employee directors. No expense was recorded in 2005 related to the 2005 Incentive Plan as the PICO stock price was below the exercise price at the end of 2005.

Under the 2005 SAR Plan, when the holder exercises stock-settled SAR, the holder is issued new PICO common shares with a market value equal to the net in-the-money amount of the SAR.  This is calculated as the total in-the-money spread amount, less applicable withholding taxes, divided by the market price of PICO common stock on the date of exercise.  At December 31, 2007, the exercise prices of all granted SAR were greater than the closing PICO stock price ($33.62).

In 2006, PICO adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), “Share-Based Payment”. Under SFAS No. 123(R), no expense is recorded at adoption for stock-based SAR which are fully vested. Since all of the stock-based SAR granted in 2005 were fully vested, no expense was recorded in 2006 related to the 2005 Plan.

During 2007, under the 2005 SAR Plan, 486,470 stock-settled SAR were issued to four officers with an exercise price of $42.71 on August 2, 2007, and 172,939 stock-settled SAR were issued to one officer with an exercise price of $44.69 on September 4, 2007.  The exercise price of the SAR was the last sale price for PICO common stock on the NASDAQ Global Market on the day the SAR were granted. The SAR granted in 2007 vest over four years.  In 2007, SAR expense of $4.5 million was recorded related to the SAR issued in 2007 which vested during 2007.  The SAR expense was calculated based on the estimated fair value of the vested SAR awarded.  See Note 1 of Notes To Consolidated Financial Statements, "Nature of Operations and Significant Accounting Policies”. We expect to record an additional $7.5 million in compensation expense related to these SAR over the future vesting period.

Insurance Operations in “Run Off”

	Year Ended December 31,
	2007	2006	2005
Revenues:
Net investment income	$3,457,000	$3,159,000	$3,052,000
Realized gain on sale of investments	3,965,000	10,110,000	5,057,000
Other	187,000	8,000
Segment total revenues	7,609,000	13,277,000	8,109,000

Recoveries:
(Expenses), net of underwriting recoveries	$2,170,000	$2,703,000	$2,430,000

Income Before Taxes:
Physicians Insurance Company of Ohio	$5,938,000	$10,914,000	$8,552,000
Citation Insurance Company	$3,841,000	$5,066,000	$1,987,000
Income before taxes and minority interest	$9,779,000	$15,980,000	$10,539,000

Revenues and results in this segment vary considerably from year to year and are not necessarily comparable from year to year, primarily due to fluctuations in net realized investment gains, and favorable or unfavorable development in our loss reserves.

Segment total revenues were $7.6 million in 2007, $13.3 million in 2006, and $8.1 million in 2005.

Net investment income was $3.5 million in 2007, compared to $3.2 million in 2006 and $3.1 million in 2005. Net investment income varies from year to year, depending on the amount of cash and fixed-income securities in the portfolio, the prevailing level of interest rates, and the level of dividends paid on the common stocks in the portfolio.

Net realized gains on the sale or impairment of investments were $4 million in 2007, $10.1 million in 2006, and $5.1 million in 2005.

The $4 million net realized investment gain recorded in 2007 consisted of $4.2 million in gains on the sale of various portfolio holdings, which were partially offset by a $210,000 provision for other-than-temporary impairment of a holding in a California bank. The stock was in an unrealized loss position for most of 2007. Based on the extent and the duration of the unrealized loss, it was determined that the decline in market value is other-than-temporary. Consequently, we recorded a charge to reduce our basis in the stock from its original cost to market value at December 31, 2007.

The net realized investment gains of $10.1 million in 2006 and $5.1 million in 2005 represented gains on the sale of various portfolio holdings, and did not include any provisions for other-than-temporary impairment of securities.

In each of the past three years, in aggregate the “run off” insurance companies recorded benefits from favorable reserve development, which exceeded regular loss and loss adjustment expense and operating expenses, resulting in total segment recoveries of $2.2 million in 2007, $2.7 million in 2006, and $2.4 million in 2005.   See the Physicians and Citation sections of the “Company Summary, Recent Developments, and Future Outlook” portion of Item 7.

As a result of these factors, the Insurance Operations in “Run Off” segment generated income of $9.8 million in 2007, consisting of $5.9 million from Physicians and $3.9 million from Citation. In 2006, segment income of $16 million consisted of $10.9 million from Physicians and $5.1 million from Citation.  In 2005, segment income of $10.5 million, consisted of $8.5 million from Physicians and $2 million from Citation.

Discontinued Operations - HyperFeed Technologies

	Year Ended December 31,
	2006	2005

Loss before tax and minority interest	$(10,257,000)	$(7,316,000)
Minority interest in net loss		706,000
	(10,257,000)	(6,610,000)
Gain on disposal, before tax	(3,002,000)
Benefit for income taxes	(4,657,000)
Gain on disposal, net	7,659,000

Gain on sale of HyperFeed's discontinued operations, net	330,000	545,000

Gain on sale of disposal and sale of discontinued operations, net	$7,989,000	$545,000
	$(2,268,000)	$(6,065,000)

During 2006, HyperFeed filed for bankruptcy under Chapter 7 of the Bankruptcy Code. After the bankruptcy filing, HyperFeed was removed from PICO’s financial statements as a consolidated entity, so there were no discontinued operations related to HyperFeed in 2007.

In 2006, we reported a $2.3 million net loss after-tax from HyperFeed, comprised of a $10.3 million net loss, which was partially offset by an $8 million gain on disposal and the sale of discontinued operations:

•	the $10.3 million net loss consisted of a $5.3 million loss, and a $4.9 million write-down in the third quarter of 2006 of HyperFeed’s assets to estimated fair value of zero;
•
during the fourth quarter of 2006, HyperFeed filed for bankruptcy under Chapter 7 of the Bankruptcy Code. The $8 million gain on disposal and the sale of discontinued operations was comprised of a $7.7 million after-tax gain on disposal, and a $330,000 after-tax gain on the sale of discontinued operations. The $7.7 million after-tax gain on disposal consisted of a $3 million gain on disposal before tax due to the removal of HyperFeed’s liabilities from PICO’s financial statements after the bankruptcy filing, and a $4.7 million income tax benefit.  See Notes 2 and 7 of Notes to Consolidated Financial Statements, "Discontinued Operations" and "Federal, Foreign and State Income Tax", respectively.

In 2005, HyperFeed reported a $6.1 million net loss after-tax, consisting of a $7.3 million net loss, partially offset by minority interest of $706,000 and a $545,000 after-tax gain on the sale of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Cash Flow
Our assets primarily consist of our operating subsidiaries, holdings in other public companies, and cash and cash equivalents. On a consolidated basis, the Company had $70.8 million in cash and cash equivalents at December 31, 2007, compared to $136.6 million at December 31, 2006. In addition to cash and cash equivalents, at December 31, 2007 the consolidated group held fixed-income securities with a market value of $105.8 million, and equities with a market value of $259.7 million.

These totals include cash of $1.6 million, fixed-income securities with a market value of $19.3 million, and equities with a market value of $170.9 million, held by our insurance companies. In addition, the water resource and water storage segment contains cash of $35 million and fixed-income securities with a market value of $20.5 million, and the real estate operations segment holds cash of $12.6 million and fixed-income securities with a market value of $27 million.

The totals also include cash of $7.9 million, fixed-income securities with a market value of $28.5 million, and equity securities with a market value of $14.4 million held in the deferred compensation Rabbi Trusts.

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

In broad terms, the cash flow profile of our principal operating subsidiaries is:
•
As Vidler’s water assets are monetized, Vidler should generate free cash flow as receipts from the sale of real estate and water assets will have overtaken maintenance capital expenditure, development costs, financing costs, and operating expenses;

•
Nevada Land is actively selling real estate which has reached its highest and best use. Nevada Land’s principal sources of cash flow are the proceeds of cash real estate sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land’s operating and development costs, so Nevada Land is generating strong cash flow; and

•
Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation. The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance companies.

The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, set guidelines for insurance company investments, and restrict the amount of profits which can be distributed as dividends. At December 31, 2007 the insurance companies had statutory surplus of $105.4 million, of which only $8 million can be distributed without regulatory approval.

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

As shown in the Consolidated Statements of Cash Flow, there was a $65.8 million net decrease in cash and cash equivalents in 2007, compared to a $98.8 million net increase in 2006, and a $20.4 million net increase in 2005.

During 2007, operating activities used cash of $56.6 million, compared to $12.6 million of cash provided in 2006, and $68 million of cash provided in 2005. These totals included discontinued operations, which used cash of $7 million in 2006, and $4.4 million in 2005.

The most significant cash inflows from operating activities were:
•	in 2007, sale of real estate by Nevada Land;
•	in 2006, the sale of Spring Valley Ranch for $22 million, and $11.1 million from cash land sales by Nevada Land; and
•
in 2005, Vidler’s sale of water rights and real estate in the Harquahala Valley Irrigation District generated an operating cash flow of approximately $87.4 million ($94.4 million gross sales price, less $5.7 million to exercise options to acquire certain farms that we sold in the transaction, and $1.2 million closing and other costs). In addition, Lincoln/Vidler’s sale of 2,100 acre-feet of water resulted in an operating cash flow to Vidler of approximately $10.8 million. Due to the income recognized on these sales, we paid $24.2 million in estimated federal and state taxes in 2005.

In all three years, the principal uses of cash were the acquisition and development of water assets at Vidler, operating expenses at Vidler and Nevada Land, claims payments by Physicians and Citation, and group overhead.

During 2007, investing activities used cash of $111.9 million, compared to $15.2 million of cash provided in 2006, and $69 million of cash used in 2005. These totals included the investing activities of discontinued operations, which used cash of $1.9 million in 2006, and $1.8 million in 2005.

The most significant cash inflows and outflows from investing activities were:
•
in 2007, a $46.6 million net increase in fixed-income securities, which represents the temporary investment of a portion of the proceeds of the February 2007 stock offering. The principal use of investing cash was $48.1 million in outlays for property and equipment, primarily related to the Fish Springs pipeline project. In addition, $16.2 million net was invested in stocks primarily in the insurance company portfolios;

•
in 2006, the proceeds from the maturity or sale of fixed-income investments exceeded new purchases, providing cash of $28.9 million, and proceeds from the sale of stocks exceeded new purchases, providing $16.7 million in cash. The principal use of investing cash was $27.2 million in outlays for property and equipment, primarily related to the Fish Springs pipeline project; and

•
in 2005, the sale or maturity of fixed-income securities provided cash of $23.6 million, but $78.7 million of cash was used to purchase fixed-income securities. This principally reflected the temporary investment of liquid funds from Vidler’s water sales and the PICO's common stock offering in May 2005. Cash outflows of $22.6 million for the purchase of stocks exceeded cash inflows of $12 million from the sale of stocks; and

During 2007, financing activities provided cash of $104.6 million, compared to cash provided of $73.4 million in 2006, and $17.5 million of cash provided in 2005. These totals included discontinued operations, which used cash of $498,000 in 2006, and provided cash of $44,000 in 2005.

The most significant cash inflows and outflows from financing activities were:
•
in 2007, the sale of 2.8 million newly-issued shares of PICO common stock at $37 per share, for net cash proceeds of $100.1 million. In addition, there was a $4.4 million tax benefit related to the exercise of SAR;

•	in 2006, the sale of 2.6 million newly-issued shares of PICO common stock at $30 per share, for net cash proceeds of $73.9 million; and
•
in 2005, the sale of 905,000 newly-issued shares of PICO common stock at $25 per share, for net proceeds of $21.4 million, which was partially offset by the repayment of $3.9 million in principal on notes collateralized by certain of the farm properties which Vidler sold in the Harquahala Valley Irrigation District.

During 2007, $2.5 million of the borrowings in Switzerland became due and were re-financed with a due date in 2008.

We believe that our cash and cash equivalent balances, short-term investments, and cash flows are adequate to satisfy cash requirements for at least the next 12 months. Further, we may issue debt or equity securities under our shelf registration statement discussed below.  Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had, or in the foreseeable future is likely to have, a material impact on our net revenues or results of operations.

Universal Shelf Registration Statement

In November 2007, we filed a universal shelf registration statement with the SEC for the periodic offering and sale of up to US$400 million of debt securities, common stock, and warrants, or any combination thereof, in one or more offerings, over a period of three years.  The SEC declared the registration statement effective in December 2007.

At the time of any such offering, we will establish the terms, including the pricing, and describe how the proceeds from the sale of any such securities will be used. As of February 27, 2008, we have not issued any securities under the universal shelf registration.  While we have no current plans for the offer or sale of any such securities, the universal shelf registration provides us with increased flexibility and control over the timing and size of any potential financing in response to both market and strategic opportunities.

Share Repurchase Program

In October 2002, our Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

As of December 31, 2007, no stock had been repurchased under this authorization.

Commitments and Supplementary Disclosures

1.	At December 31, 2007:
•	We had no “off balance sheet” financing arrangements.
•	We have not provided any debt guarantees.
•
We have no commitments to provide additional collateral for financing arrangements. Our subsidiaries, Global Equity AG and PICO European Holdings, LLC have Swiss Franc borrowings which partially finance some of their investments in European equities. The equities provide collateral for the borrowings.

Aggregate Contractual Obligations:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2007.

Contractual Obligations	Payments Due by Period
	Less than 1 year	1 -3 years	3 -5 years	More than 5 years	Total
Borrowings (including interest of $676,797)	$696,797	$18,858,080			$19,554,877
Operating leases	750,415	882,374	$427,942	$2,784,962	4,845,693
Expected claim payouts	6,824,076	12,879,732	7,516,995	5,155,215	32,376,018
Other borrowings/obligations (primarily commitments for water purchases for the Recharge Site and the amounts due under the Tribe settlement)	4,574,504	3,653,509			8,228,013
Total	$12,845,792	$36,273,695	$7,944,937	$7,940,177	$65,004,601

   In addition to the amounts shown in the table above, $3.3 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential interest of $514,000 at December 31, 2007.

2.	Recent Accounting Pronouncements

SFAS 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Subsequently, in February 2008, the FASB issued two staff position on SFAS 157 (FSP FAS 157-1 and 157-2) which scope out the lease classification measurements under FASB Statement No. 13 from SFAS 157 and delays the effective date on SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  We are currently evaluating the impact, if any, that SFAS 157 will have on our consolidated financial statements.

SFAS 158 - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The adoption of SFAS 158 did not have a material effect on our consolidated financial statements.

SFAS 159 - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for us on January 1, 2008. We are currently evaluating the impact of this pronouncement on the consolidated financial statements.

SFAS 141(R) - In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R) (SFAS 141(R)), “Business Combinations”.   SFAS 141(R) replaces SFAS 141 and requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for us on January 1, 2009. We are currently in the process of determining the effect, if any, that the adoption of SFAS 141(R) will have on our consolidated financial statements.

SFAS 160 - In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (SFAS 160), “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”.  SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for us on January 1, 2009. We are currently in the process of determining the effect, if any, that the adoption of SFAS 160 will have on our consolidated financial statements.

REGULATORY INSURANCE DISCLOSURES

Liabilities for Unpaid Loss and Loss Adjustment Expenses

Loss reserves are estimates of what an insurer expects to pay claimants (“loss expense”), as well as legal, investigative, and claims administrative costs (“loss adjustment expenses”). PICO ’s insurance subsidiaries are required to maintain reserves for the payment of estimated losses and loss adjustment expenses for both reported claims, and claims where the event giving rise to a claim has occurred but the claim has not been reported to us yet (“IBNR”). The ultimate liabilities may be materially higher or lower than our current reserve estimates. Liabilities for unpaid loss and loss adjustment expenses are estimated based on actual and industry experience, and assumptions and projections as to claims frequency, claims severity, inflationary trends, and settlement payments. These estimates may vary from the eventual outcome.

The inherent uncertainty in estimating reserves is particularly extreme for lines of business in which both reported and paid losses develop over an extended period of time. Several or more years may pass between the occurrence of the event giving rise to a medical professional liability insurance or casualty loss or workers’ compensation claim, the reporting of the claim, and the final payment of the claim, if any.

Reserves for reported claims are established on a case-by-case basis (“case reserves”). Loss and loss adjustment expense reserves for IBNR claims are estimated based on many variables, including historical and statistical information, inflation, legal developments, the regulatory environment, benefit levels, economic conditions, judicial administration of claims, general trends in claim severity and frequency, medical costs, and other factors which could affect the adequacy of loss reserves. We review and adjust our IBNR claims reserves regularly.

Physicians and Citation had direct reserves (that is, liabilities for unpaid losses and loss adjustment expenses before reinsurance reserves, which reduce our net unpaid losses and loss adjustment expenses) of $32.4 million at December 31, 2007, $41.1 million at December 31, 2006, and $46.6 million at December 31, 2005.

Claims payments reduced reserves by $4.8 million in 2007, $3.5 million in 2006, and $4.2 million in 2005.

Although the reserves of each insurance company are certified annually by independent actuaries as required by state law, significant fluctuations in reserve levels can occur, based upon a number of variables used in actuarial projections of ultimate incurred losses and loss adjustment expenses. Adjustments to prior year loss reserves, principally due to favorable reserve development, reduced liabilities for unpaid loss and loss adjustment expenses by $3.6 million in 2007, $3.2 million in 2006, and $3.7 million in 2005. See Note 11 of Notes to PICO ’s Consolidated Financial Statements, “Reserves for Unpaid Loss and Loss Adjustment Expenses” and the Insurance Operations in “Run Off” portion of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for additional information regarding reserve changes.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

The following table presents the development of balance sheet liabilities for 1997 through 2007 for medical professional liability insurance, and all property & casualty and workers’ compensation lines of business.   The table excludes reserves for other lines of business that Physicians ceased writing in 1989, which are immaterial.

 Until 2000, Physicians reduced its medical professional liability insurance reserves by a discount to reflect the time value of money.  The “Net liability as originally estimated” line shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date, before discounting in years prior to 2000, for each indicated year. The “Gross liability as originally estimated” line represents the estimated amounts of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, on an undiscounted basis, including IBNR losses.

	1997	1998	1999	2000	2001

			(In Thousands)
Net liability as originally estimated:	$110,931	$89,554	$88,112	$74,896	$54,022
Discount	9,159	8,515	7,521	0	0
Gross liability as originally estimated:	120,090	98,069	95,633	74,896	54,022
Cumulative payments as of:
One year later	37,043	23,696	22,636	9,767	7,210
Two years later	57,622	41,789	31,987	16,946	13,426
Three years later	73,096	50,968	39,150	23,162	19,939
Four years later	82,249	58,129	45,140	29,675	24,166
Five Years later	89,398	64,119	51,566	33,902	27,591
Six years later	95,454	70,545	55,793	37,327	30,338
Seven years later	101,877	74,772	59,218	40,074
Eight years later	106,088	78,198	61,965
Nine years later	109,485	76,395
Ten years later	112,232
Liability re-estimated as of:
One year later	129,225	114,347	96,727	63,672	52,115
Two years later	145,543	115,539	85,786	61,832	56,782
Three years later	146,618	104,689	83,763	66,494	56,540
Four years later	135,930	102,704	88,460	66,275	52,784
Five Years later	133,958	107,409	88,167	62,519	49,562
Six years later	138,520	107,127	84,412	59,298	47,999
Seven years later	138,386	103,374	81,200	57,736
Eight years later	134,637	100,153	79,639
Nine years later	131,379	98,606
Ten years later	129,854

Cumulative Redundancy (Deficiency)	$(9,764)	$(537)	$15,994	$17,160	$6,023

	Year Ended December 31,
	2002	2003	2004	2005	2006	2007

			(In Thousands)
Net liability as originally estimated:	$44,905	$43,357	$36,602	$28,618	$21,972	$15,623
Discount	-	-	-	-	-	-
Gross liability before discount as originally estimated:	44,905	43,357	36,602	28,618	21,972	15,623
Cumulative payments as of:
One year later	6,216	6,513	4,227	3,425	2,747
Two years later	12,729	10,740	7,652	6,172
Three years later	16,956	14,165	10,399
Four years later	20,381	21,162
Five Years later	23,128
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Liability re-estimated as of:
One year later	49,573	43,115	32,845	25,397	18,370
Two years later	49,331	39,358	29,623	23,834
Three years later	45,574	36,135	28,061
Four years later	42,352	34,574
Five Years later	40,790
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Cumulative Redundancy	$4,115	$8,783	$8,541	$4,784	$3,602

RECONCILIATION TO FINANCIAL STATEMENTS
Gross liability - end of year				$44,476	$38,944	$32,276
Reinsurance recoverable				(15,858)	(16,972)	(16,653)
Net liability - end of year				28,618	21,972	15,623
Reinsurance recoverable				15,858	16,972	16,653
				44,476	38,944	32,276
Discontinued personal lines insurance				132	101	100
Liability to California Insurance Guarantee Association for Workers' Compensation payouts				2,038	2,038	-
Balance sheet liability				$46,646	$41,083	$32,376

Gross re-estimated liability - latest				$43,491	$36,620
Re-estimated recoverable - latest				(19,657)	(18,250)
Net re-estimated liability - latest				$23,834	$18,370
Net cumulative redundancy				$4,784	$3,602

The decrease or increase recorded each year includes all changes in amounts for prior periods made in the current year. For example, the amount of reserve deficiency or redundancy related to a loss settled in 2001, but incurred in 1997, will be included in the decrease or increase amount for 1997, 1998, 1999, and 2000. Conditions and trends that have led to changes in the liability in the past may not necessarily occur in the future. For example, in several different years Physicians “commuted” (that is, canceled) reinsurance contracts, and reversed the effect of the reinsurance contracts in its financial statements.  This significantly increased the estimate of net reserves for prior years by reducing the amount of loss and loss adjustment expense reserves recoverable from reinsurance for those years. Accordingly, future increases or decreases cannot necessarily be extrapolated from this table.

The development table above differs from the development tables displayed in the Annual Statements of Physicians and Citation filed with the Departments of Insurance in their home states. The development tables in the Annual Statements (Schedule P, Part-2) are prepared on the statutory basis of accounting, and exclude unallocated loss adjustment expenses, which are included in the development table above, which is prepared on a GAAP basis.

Loss Reserve Experience

The inherent uncertainty in estimating loss reserves is greater for some lines of insurance than others, and depends on the length of the reporting “tail” associated with the particular insurance product (that is, the lapse of time between the occurrence of the event giving rise to a claim, and the reporting of the claim to the insurer), historical development in claims, the historical information available during the estimation process, the of impact of changing regulations and legal precedents on open claims, and reinsurance, among other things. Since medical professional liability insurance, commercial casualty, and workers’ compensation claims may not be fully paid for many years, estimating reserves for claims in these lines of business can be more uncertain than estimating reserves in other lines of insurance. As a result, precise reserve estimates cannot be made for several years after the accident year for which reserves are initially established.

Our insurance subsidiaries have established reserves based on actuarial estimates that we believe are adequate to meet the ultimate cost of losses arising from claims.  However, it has been, and will continue to be, necessary for our insurance subsidiaries to review and make appropriate adjustments to reserves for claims and expenses for settling claims.  Our insurance companies have recorded income from favorable reserve development in 2007, 2006, and 2005, however if our reserves prove to be inadequate in future, our insurance companies would have to adjust their reserves and record a charge against income, which could have an adverse effect on our statement of operations and financial condition.

Reconciliation of Unpaid Loss and Loss Adjustment Expenses

An analysis of changes in the liability for unpaid losses and loss adjustment expenses for 2007, 2006, and 2005 is set out in Note 11 of Notes to Consolidated Financial Statements, “Reserves for Unpaid Loss and Loss Adjustment Expenses.”

Reinsurance

All of our insurance subsidiaries seek to minimize the losses which could arise from significant individual claims and other events that cause unfavorable underwriting results, by reinsuring certain levels of risk with other insurance carriers. Various reinsurance treaties are in place to limit our exposure levels. See Note 10 of Notes to Consolidated Financial Statements, “Reinsurance.” In the event that reinsurers are unable to meet their obligations under the reinsurance agreements, our insurance subsidiaries are contingently liable in respect of the amounts covered by the reinsurance contracts.

Medical Professional Liability Insurance through Physicians Insurance Company of Ohio

On August 28, 1995, Physicians sold its professional liability insurance business and related liability insurance business for physicians and other health care providers to Mutual Assurance, Inc. (“Mutual Assurance”).

In July 1995, Physicians and Mutual Assurance entered into a reinsurance treaty under which Mutual Assurance agreed to assume all risks attaching after July 15, 1995 under medical professional liability insurance policies issued or renewed by Physicians for physicians, surgeons, nurses, and other health care providers; dental practitioner professional liability insurance policies including corporate and professional premises liability coverage; and related commercial general liability insurance policies issued by Physicians, net of applicable reinsurance.

During the last two and one-half accident years that Physicians wrote business (July 1, 1993 to December 31, 1995), Physicians ceded reinsurance contracts (that is, transferred claims risk) to Odyssey America Reinsurance Corporation, a subsidiary of Odyssey Re Holdings Corp. (rated “A” by A. M. Best Company), and Medical Assurance Company, a wholly-owned subsidiary of Pro Assurance Group (rated "A-" by Standard & Poor’s). Physicians retained all risks up to $200,000 per occurrence. All risks above $200,000, up to policy limits of $5 million, were automatically transferred to the reinsurers, subject to the specific terms and conditions of the various reinsurance agreements. Should any reinsurer be unable to meet its contractual obligations, Physicians remains contingently liable to policyholders for the amounts covered by the reinsurance contracts.

Prior to July 1, 1993, Physicians ceded a portion of the risk it wrote, under numerous reinsurance treaties at various retentions and risk limits.

Property and Casualty Insurance through Citation Insurance Company

For the property business, Citation has reinsurance providing coverage of $10.4 million, for amounts in excess of $150,000 per claim. For the casualty business, excluding umbrella coverage, Citation has reinsurance providing coverage of $4.9 million, for amounts in excess of $150,000 per claim. Umbrella coverage was reinsured for $9.9 million, for amounts in excess of $100,000 per claim. The catastrophe treaties for 1998 and subsequent years provided coverage of 95% of $14 million, for amounts in excess of $1 million per claim. The reinsurance was placed with various reinsurers.

Citation’s last property and casualty insurance policies expired in December 2001, so it does not require reinsurance from 2002 onwards for these lines of business.

If the reinsurers are “not admitted” for regulatory purposes, Citation has to maintain sufficient collateral with approved financial institutions to secure ceded paid losses and outstanding reserves.

See Note 10 of Notes to Consolidated Financial Statements, “Reinsurance,” for reinsurance recoverable concentration for all property and casualty lines of business as of December 31, 2007. In the event that reinsurers are unable to meet their obligations under the reinsurance agreements, Citation remains contingently liable for the amounts covered by the reinsurance contracts.

Workers’ Compensation Insurance through Citation Insurance Company

Claims and Liabilities Related to the Insolvency of Fremont Indemnity Company

In 1997, Citation ceded its California workers’ compensation insurance liabilities to a subsidiary company, Citation National Insurance Company (“CNIC”), and sold CNIC to Fremont on or about June 30, 1997. The transaction was approved by the California Department of Insurance (the “California Department”), and all administrative services relating to these liabilities were transferred to Fremont. On or about December 31, 1997, with California Department approval, CNIC merged with and into Fremont. Accordingly, from January 1, 1998, Fremont was both the reinsurer and the administrator of the California workers’ compensation business ceded by Citation.

From June 30, 1997 (the date on which Citation ceded its workers’ compensation insurance liabilities) through July 2, 2003 (the date on which Fremont was placed in liquidation), Fremont maintained a workers’ compensation insurance securities deposit with the California Department for the benefit of claimants under workers’ compensation insurance policies issued, or assumed, by Fremont.  After Fremont posted the portion of the total deposit related to Citation’s insureds, Citation reduced its own workers’ compensation insurance reserves by the amount of that deposit.

On June 4, 2003, the Superior Court of the State of California for the County of Los Angeles (the “Liquidation Court”) entered an Order of Conservation over Fremont, and appointed the California Department of Insurance Commissioner (the “Commissioner”) as the conservator. Under this order, the Commissioner was authorized to take possession of all of Fremont’s assets, including its rights in the deposit for Citation’s insureds. On July 2, 2003, the Liquidation Court entered an Order appointing the Commissioner as the liquidator of Fremont’s estate.

Since Fremont had been placed in liquidation, Citation concluded that it was no longer entitled to take a reinsurance credit for the deposit for Citation’s insureds under the statutory basis of accounting. Consequently, Citation reversed the $7.5 million reinsurance recoverable from Fremont in its June 30, 2003 financial statements prepared on both the statutory and GAAP basis of accounting.

In June 2004, Citation filed litigation against the California Department in the Superior Court of California to recover its workers’ compensation trust deposits held by Fremont prior to Fremont’s liquidation. In September 2004, the Superior Court ruled against Citation’s action. As a result, Citation did not receive any distribution from the California Insurance Guarantee Association, or Fremont, and did not receive any credit for the deposit held by Fremont for Citation’s insureds.  Given the potential cost and the apparent limited prospect of obtaining relief, Citation decided not to appeal.

Reinsurance Agreements on Workers’ Compensation Insurance Liabilities

In addition to the reinsurance agreements with Fremont described above, Citation has additional reinsurance coverage for its workers’ compensation insurance liabilities for the policy years 1986 to 1997 with General Reinsurance, a wholly-owned subsidiary of Berkshire Hathaway, Inc. (“AAA”-rated by Standard & Poor’s). The Company has retained the first $150,000 of risk on policies issued in 1986 and 1987; $200,000 for policy years 1988 and 1989; and $250,000 for policy years 1990 through to 1997.

For policy years 1983 to 1985, partial reinsurance exists and is administered through Guy Carpenter Company as broker. These treaties are for losses in excess of $75,000 for 1983 and 1984, and $100,000 for 1985. The subscriptions on these treaties are for 30%, 35%, and 52.5% for the respective treaty years.

See Note 10 of Notes to Consolidated Financial Statements, “Reinsurance,” for the reinsurance recoverable concentration for Citation’s workers’ compensation line of business as of December 31, 2007.   In the event that reinsurers are unable to meet their obligations under the reinsurance agreements, Citation remains contingently liable for the amounts covered by the reinsurance contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. We currently have interest rate risk as it relates to its fixed maturity securities, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, our borrowings are short to medium term in nature and therefore approximate fair value. At December 31, 2007, we had $105.8 million of fixed maturity securities, $259.7 million of marketable equity securities that were subject to market risk, of which $165 million were denominated in foreign currencies, primarily Swiss francs. Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For fixed maturity securities we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security. At December 31, 2007, the model calculated a loss in fair value of $2.7 million. For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities. For investments denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $51.9 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $30.3 million that would impact the foreign currency translation in shareholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 and the Report of the Registered Independent Public Accounting Firm is included in this report as listed in the index.

SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except share and per share amounts) for 2007 and 2006 are shown below. In management’s opinion, the interim financial statements from which the following data has been derived contain all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Net investment income and net realized gain	$5,217	$5,940	$3,333	$5 , 295
Sale of real estate and water assets	2,309	2,117	1,477	3 , 592
Total revenues	7,815	8,314	8,415	9 , 486
Gross profit	1,514	1,413	1,051	2 , 805
Net income (loss)	521	(3,713)	474	1 , 449

Basic:
Net income (loss) per share	$0.03	$(0.20)	$0.03	$0. 08
Diluted:
Net income (loss) per share	$0.03	$(0.20)	$0.02	$0. 08

Basic weighted average common and equivalent shares outstanding	16,882,284	18,769,015	18,883,737	18,833,737

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Net investment income and net realized gain	$16,758	$5,119	$7,215	$10,518
Sale of land and water rights	1,256	3,833	28,311	8,109
Total revenues	18,247	9,548	36,199	18,730
Gross profit	876	2,531	22,494	5,331
Net income (loss)	7,218	382	11,830	9,813

Basic and Diluted:
Net income (loss) per share	$0.54	$0.03	$0.74	$0.62

Weighted average common and equivalent shares outstanding	13,271,440	14,927,125	15,880,458	15,880,458

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007   AND 2006
AND FOR EACH OF THE
THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	50
Consolidated Balance Sheets as of December 31, 2007 and 2006	51
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	52
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006, and 2005	53-55
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	56
Notes to Consolidated Financial Statements	57-79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PICO Holdings, Inc.
PICO Holdings, Inc.
La Jolla, CA

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective January 1, 2007, and FASB Statement No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 27, 2008, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Diego, CA
February 27, 2008

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

ASSETS	2007	2006
Available for Sale Investments (Note 3)
Fixed maturities	$105,780,499	$63,483,271
Equity securities	259,743,145	208,478,670
Total investments	365,523,644	271,961,941

Cash and cash equivalents	70,791,025	136,621,578
Notes and other receivables, net (Note 6)	17,151,065	17,177,827
Reinsurance receivables (Note 10)	16,887,953	17,290,039
Real estate and water assets (Note 5)	200,605,792	102,538,859
Property and equipment, net (Note 8)	1,212,394	518,564
Other assets	4,170,407	2,934,131

Total assets	$676,342,280	$549,042,939

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
Unpaid losses and loss adjustment expenses (Note 11)	$32,376,018	$41,083,301
Deferred compensation (Note 1)	52,546,234	49,776,043
Other liabilities	29,016,217	22,282,989
Borrowings (Note 4)	18,878,080	12,720,391
Net deferred income taxes (Note 7)	17,675,162	17,952,916

Total liabilities	150,491,711	143,815,640

Commitments and Contingencies (Notes 10 - 15)

Shareholders' Equity
Common stock, $.001 par value; authorized 100,000,000; 23,259,367 issued and outstanding at December 31, 2007 and 20,306,923 at December 31, 2006	23,259	20,307
Additional paid-in capital	435,235,358	331,582,308
Accumulated other comprehensive income (Note 1)	79,469,438	60,950,679
Retained earnings	89,405,743	90,968,815
	604,133,798	483,522,109
Less treasury stock, at cost (common shares: 4,425,630 in 2007 and 4,426,465 in 2006)	(78,283,229)	(78,294,810)
Total shareholders' equity (Note 9)	525,850,569	405,227,299
Total liabilities and shareholders' equity	$676,342,280	$549,042,939

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Revenues:
Sale of real estate and water assets	$9,496,156	$41,509,116	$124,984,427
Net investment income (Note 3)	17,039,800	13,556,192	8,195,173
Net realized gain on investments (Note 3)	2,747,958	26,053,077	7,721,774
Other (principally gain on non-monetary exchange in 2007, see Note 1)	4,644,834	1,604,859	1,210,320
Total revenues	33,928,748	82,723,244	142,111,694
Costs and expenses:
Operating and other costs	31,725,964	23,581,759	56,914,672
Cost of real estate and water assets sold	2,684,183	10,276,789	46,530,763
Loss and loss adjustment recovery (Note 11)	(3,601,091)	(3,224,401)	(3,664,832)
Interest expense			661,314
Depreciation and amortization	1,106,027	1,222,351	1,344,371
Total costs and expenses	31,915,083	31,856,498	101,786,288
Income before income taxes and minority interest	2,013,665	50,866,746	40,325,406
Provision for federal, foreign and state income taxes (Note 7)	3,535,699	19,390,374	18,594,623
Income (loss) before minority interest	(1,522,034)	31,476,372	21,730,783
Minority interest in loss of subsidiaries	252,307	34,252	536,120
Income (loss) from continuing operations	(1,269,727)	31,510,624	22,266,903
Loss from discontinued operations, net of tax (Note 2)		(10,256,984)	(7,315,964)
Minority interest in loss of discontinued operations			705,702
Gain on disposal of discontinued operations, net		7,989,315	545,000
Loss from discontinued operations		(2,267,669)	(6,065,262)
Net income (loss)	$(1,269,727)	$29,242,955	$16,201,641

Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations	$(0.07)	$2.10	$1.72
Loss from discontinued operations		(0.15)	(0.47)
Net income (loss) per common share	$(0.07)	$1.95	$1.25
Weighted average shares outstanding	18,321,449	14,994,947	12,959,029

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2007, 2006 and 2005

				Accumulated Other
				Comprehensive Income
		Additional		Net Unrealized	Foreign
				Appreciation
	Common	Paid-In	Retained	on	Currency	Treasury
	Stock	Capital	Earnings	Investments	Translation	Stock	Total
Balance, January 1, 2005	$16,802	$236,089,222	$45,524,219	$41,947,162	$(5,221,462)	$(78,426,645)	$239,929,298

Comprehensive Income for 2005
Net income			16,201,641
Net unrealized appreciation on investments net of deferred tax of $14.6 million and reclassification adjustment of $5.2 million				24,177,250
Foreign currency translation					(810,488)
Total Comprehensive Income							39,568,403

Acquisition of treasury stock for deferred compensation plans						(839)	(839)

Common stock offering, net of expenses of $1.2 million	905	21,377,190					21,378,095

Balance, December 31, 2005	$17,707	$257,466,412	$61,725,860	$66,124,412	$(6,031,950)	$(78,427,484)	$300,874,957

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2007, 2006 and 2005

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

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2007, 2006 and 2005

				Accumulated Other
				Comprehensive Income
		Additional		Net Unrealized	Foreign
	Common	Paid-In	Retained	Appreciation	Currency	Treasury
	Stock	Capital	Earnings	on Investments	Translation	Stock	Total

Balance, December 31, 2006	$20,307	$331,582,308	$90,968,815	$66,193,428	$(5,242,749)	$(78,294,810)	$405,227,299
Impact of adopting FASB Interpretation No. 48			(293,345)				(293,345)

Comprehensive Income for 2007
Net loss			(1,269,727)
Net unrealized appreciation on investments net of deferred tax of $7.7 million and reclassification adjustment of $2.5 million				16,263,071
Foreign currency translation					2,255,688
Total Comprehensive Income							17,249,032

Stock based compensation expense		4,468,334					4,468,334

Disposition of treasury stock from deferred compensation plans		17,811				11,581	29,392

Exercise of stock-settled stock appreciation rights, net of excess tax benefits of $4.4 million.	129	(972,207)					(972,078)

Common stock offering, net of expenses of $4.3 million	2,823	100,139,112					100,141,935

Balance, December 31, 2007	$23,259	$435,235,358	$89,405,743	$82,456,499	$(2,987,061)	$(78,283,229)	$525,850,569

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,269,727)	$29,242,955	$16,201,641
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of acquisitions:
Provision (benefit) for deferred taxes	(6,592,013)	4,286,402	(6,682,144)
Depreciation and amortization	1,634,698	2,303,827	2,216,934
Stock based compensation expense	4,468,334
Gain on sale of investments	(2,747,958)	(26,053,077)	(7,721,774)
Gain on non-monetary exchange	(3,466,402)
Loss from discontinued operations, net		2,267,669	6,065,662
Gain on retirement of minority interest in V&B, LLC.		(322,048)
Provision for uncollectible accounts		278,664
Minority interest	(252,307)	(34,252)	(536,120)
Changes in assets and liabilities, net of effects of acquisitions:
Notes and other receivables	25,633	(3,045,752)	(416,856)
Other liabilities	(10,881,075)	502,669	7,525,944
Other assets	(1,073,719)	816,221	3,759,607
Real estate and water assets	(30,596,350)	4,277,939	35,659,806
Current income tax liability	3,923,893	4,636,472	824,547
Excess tax benefits from stock based payment arrangements	(4,426,789)
Reinsurance receivable	402,086	(1,103,934)	971,224
Reinsurance payable	(317,431)	(7,650)	(347,943)
SAR payable and deferred compensation	2,770,191	7,344,777	24,275,483
Unpaid losses and loss adjustment expenses	(8,707,283)	(5,563,605)	(9,347,469)
All other operating activities	488,319	(244,983)	(5,488)
Cash provided by (used in) operating activities - continuing operations	(56,617,900)	19,582,294	72,443,054
Cash used by operating activities - discontinued operations		(6,992,994)	(4,398,197)
Cash provided by (used in) operating activities	(56,617,900)	12,589,300	68,044,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale investments:
Fixed maturities		2,703,700	13,757,855
Equity securities	10,410,021	47,339,058	11,993,556
Proceeds from maturity of available for sale investments	83,603,560	73,408,060	9,822,000
Purchases of available for sale investments:
Fixed maturities	(130,220,057)	(47,253,484)	(78,685,009)
Equity securities	(26,628,779)	(30,633,915)	(22,552,436)
Purchases of minority interest in subsidiaries		(700,000)
Real estate and water asset capital expenditure	(48,141,339)	(27,606,419)	(1,456,843)
All other investing activities	(959,092)	(120,568)	(73,013)
Cash provided by (used in) investing activities - continuing operations	(111,935,686)	17,136,432	(67,193,890)
Cash used in investing activities - discontinued operations		(1,936,237)	(1,779,446)
Cash provided by (used in) investing activities	(111,935,686)	15,200,195	(68,973,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of expenses	100,141,935	73,945,144	21,378,095
Repayment of bank and other borrowings		(37,930)	(3,915,176)
Excess tax benefits from stock based payment arrangements	4,426,789
Sale (purchase) of PICO stock (for deferred compensation plans)	29,392		(839)
Cash provided by financing activities - continuing operations	104,598,116	73,907,214	17,462,080
Cash provided by (used in) financing activities - discontinued operations		(498,272)	43,880
Cash provided by financing activities	104,598,116	73,408,942	17,505,960
Effect of exchange rate changes on cash	(1,875,083)	(2,371,275)	3,809,797
Net increase (decrease) in cash and cash equivalents	(65,830,553)	98,827,162	20,387,278
Cash and cash equivalents, beginning of year	136,621,578	37,794,416	17,407,138
Cash and cash equivalents, end of year	70,791,025	136,621,578	37,794,416
Less cash and cash equivalents of discontinued operations at end of year			302,171
Cash and cash equivalents of continuing operations end of year	70,791,025	136,621,578	37,492,245

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense, net of amounts capitalized			$692,615
Federal, state and foreign income taxes, net of refunds	$6,229,674	$10,515,540	$25,487,931
Non-cash investing and financing activities:
Distribution of treasury stock to settle deferred compensation liability		$306,027
Change in capitalized costs included in other liabilities	$11,661,006	$2,944,637
Mortgage incurred to purchase real estate	$5,180,000
Accrued withholding taxes recorded on additional paid in capital related to stock appreciation rights exercised	$5,398,767

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_______________

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and Operations:

PICO Holdings, Inc., together with its subsidiaries (collectively, “PICO” or “the Company”), is a diversified holding company.

Currently PICO’s major activities include:
•	Owning and developing water resources and water storage operations in the southwestern United States.
•	Owning and developing real estate and the related mineral rights and water rights primarily in Nevada and California.
•	Acquiring and financing businesses and,
•	“Running off” insurance loss reserves.

PICO was incorporated in 1981 and began operations in 1982.

The following are the Company’s significant operating subsidiaries as of December 31, 2007:

Vidler Water Company, Inc. (“Vidler”). Vidler is a wholly owned Nevada corporation. Vidler’s business involves identifying end users, namely water utilities, municipalities or developers, in the Southwestern United States, who require water, and then locating a source and supplying the demand, either by utilizing the company’s own assets or securing other sources of supply. These assets comprise water resources in the states of Colorado, Arizona, Idaho and Nevada, and water storage facilities in Arizona and California.

Nevada Land & Resource Company, LLC (“Nevada Land”). Nevada Land is a Nevada Limited Liability Company, which owns approximately 460,000 acres of real estate in northern Nevada. Nevada Land’s business includes selling and developing real estate and water rights, and leasing property.

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

Global Equity AG, a wholly owned Swiss Company, holds 23% of the voting interest in Jungfraubahn Holding AG (“Jungfraubahn”).  Jungfraubahn is a Swiss public company whose shares trade on the SWX Swiss Exchange. The company operates railway and related tourism and transport activities in the Swiss Alps.

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

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other than temporary impairment and application of the equity method of accounting, unpaid losses and loss adjustment expenses, reinsurance receivables, real estate and water assets, deferred income taxes, stock-based compensation and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2007 and 2006, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Revenue Recognition:

Sale of Real Estate and Water Assets

Revenue on the sale of real estate and water assets conforms with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” and is recognized in full when (a) there is a legally binding sale contract; (b) the profit is determinable (that is, the collectibility of the sales price is reasonably assured, or any amount that will not be collectible can be estimated); (c) the earnings process is virtually complete (that is, the Company is not obligated to perform significant activities after the sale to earn the profit, meaning the Company has transferred all risks and rewards to the buyer); and (d) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property. If these conditions are not met, the Company records the cash received as a deposit until the conditions to recognize full profit are met.

Other Revenues:

Included in other revenues for the year ended December 31, 2007 is a $3.5 million gain recorded as a result of a non-monetary exchange transaction whereby the Company released and terminated legal use restrictions on real estate previously sold, in exchange for real estate and water assets.

Investments:

The Company’s investment portfolio at December 31, 2007 and 2006 is comprised of investments with fixed maturities, including U.S. government bonds, government sponsored enterprise bonds, and investment-grade corporate bonds; equity securities, including common stock and common stock purchase warrants.

The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies the majority of its investments as available for sale. Unrealized investment gains or losses on securities available for sale are recorded directly to shareholders’ equity as accumulated other comprehensive income, or loss, net of applicable tax effects.

The Company also applies the provisions of Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, for investments where management determines the Company has the ability to exercise significant influence over the operating and financial policies of the investee. The Company’s share of the income or loss of the investee is included in the consolidated statement of operations and any dividends are recorded as a reduction in the carrying value of the investment.

The Company regularly and methodically reviews the carrying value of its investments for impairment. When there is a decline in value of an investment to below cost that is deemed other-than-temporary, a loss is recorded within net realized gains or losses in the consolidated statement of operations and the security is written down to its fair value. Impairment charges of $2 million, $459,000 and $142,000 are included in realized losses for the years ended December 31, 2007 , 2006 and 2005, respectively, related to various securities where the unrealized losses had been deemed other-than-temporary. If a security is impaired and continues to decline in value, additional impairment charges are recorded in the period of the decline if deemed other-than-temporary. Subsequent recoveries of such securities are reported as an unrealized gain and part of other comprehensive results in future periods. Any subsequent realized gains on impaired securities are recorded only when sold.

Net investment income includes amortization of premium and accretion of discount on the level yield method relating to bonds acquired at other than par value. Realized investment gains and losses are included in revenues. The cost of any equity security sold is determined using an average cost basis and for bonds, specific identification. Sales and purchases of investments are recorded on the trade date.

The Company has subsidiaries and makes acquisitions in the U.S. and abroad. Approximately $165 million and $116.6 million of the Company’s investments at December 31, 2007 and 2006, respectively, were invested internationally. The Company’s most significant foreign currency exposure is in Swiss francs.

Cash and Cash Equivalents:

Cash and cash equivalents include highly liquid instruments purchased with original maturities of three months or less.

Real Estate and Water Assets:

Real estate, water rights, water storage, and real estate improvements are carried at cost. Water rights consist of various water interests acquired independently or in conjunction with the acquisition of real properties. Water rights are stated at cost and, when applicable, consist of an allocation of the original purchase price between water rights and other assets acquired based on their relative fair values. In addition, costs directly related to the acquisition of water rights are capitalized. This cost includes, when applicable, the allocation of the original purchase price and other costs directly related to acquisition, and any costs incurred to get the property ready for its intended use. Amortization of real estate improvements is computed on the straight-line method over the estimated useful lives of the improvements ranging from 5 to 15 years.

Notes and Other Receivables:

Notes and other receivables primarily consist of installment notes from the sale of real estate and water assets. These notes generally have terms ranging from three to ten years, with interest rates from 8% to 10%. The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends. The terms of the note on the majority of sale transactions allow the Company to recover the underlying property if and when a buyer defaults. For the three years ended December 31, 2007, no significant provision was necessary.

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

Accounting for Income Taxes:

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

Effective January 1, 2007 the Company adopted Financial Interpretation No. 48 ("FIN 48"), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” As a result of the adoption of FIN 48, the Company recognized a $293,000 increase in the liability for unrecognized income tax benefits through opening retained earnings. FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations.  Accrued interest and penalties are included within the related tax liability.

Earnings per Share:

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

For the three years ended December 31, 2007 the Company’s stock-settled SARs were excluded from the diluted per share calculation because their effect on the income or loss per share was anti-dilutive.

Stock-Based Compensation:

On January 1, 2006, PICO adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) using the modified prospective method and the alternative transition method for accounting for excess tax benefits, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). However, as PICO had no unvested stock options outstanding as of January 1, 2006, the adoption of FAS 123(R) had no impact on the accompanying condensed consolidated financial statements.

At December 31, 2007 the Company had one stock-based payment arrangement outstanding:

The PICO Holdings, Inc. 2005 Long Term Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors and consultants. A total of 2,654,000 shares of common stock are issuable under the 2005 Plan and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled stock appreciation rights (“SAR”), restricted stock awards, performance shares, performance units, restricted stock units, deferred compensation awards and other stock-based awards. The Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes required.  Upon exercise, the employee will receive newly issued shares of PICO common stock equal to the in-the-money value of the award, less applicable US Federal, state and local withholding and income taxes.

Stock-Settled Stock Appreciation Rights Granted in 2007:

During 2007, the Company granted 659,409 SAR in five separate grants to various members of management.  Four of the awards totaling 486,470 SAR were granted on August 2, 2007 at a strike price equal to the closing market price of PICO common stock on that day of $42.71.  These awards vested 33% on the date of grant and vest one third on each anniversary thereafter.  The other award of 172,939 SAR was granted on September 4, 2007 with a strike price equal to the closing market price of PICO common stock on that day of $44.69. This award vests 33% on September 4, 2008 and one third on each anniversary thereafter.

Compensation cost recognized under the 2005 Plan for these awards for the year ended December 31, 2007 was $4.5 million.  The total income tax benefit recognized in the statement of operations was $1.6 million. No such compensation cost or income tax benefit was recorded in the comparable 2006 or 2005 period as no new grants were issued or vested during that period.

The fair value of each award is estimated on the date of grant using a Black-Scholes option pricing model that uses various assumptions and estimates to calculate a fair value as described below.

Expected volatility is based on the actual trading volatility of the Company’s common stock. The Company uses historical experience to estimate expected forfeitures and estimated terms. The expected term of a SAR grant represents the period of time that the SAR is expected to be outstanding. The risk-free rate is the U.S. Treasury Bond yield that corresponds to the expected term of each SAR grant.  Expected dividend yield is zero as the Company has not and does not foresee paying a dividend in the future.  Forfeitures are estimated to be zero based on the strike price and expected holding period of the SAR.  The Company applied the guidance of Staff Accounting Bulletin No. 110 in estimating the expected term of the SAR.

Expected volatility	29% — 31%
Expected term	7 years
Risk-free rate	4.3% — 4.7%
Expected dividend yield	0%
Expected forfeiture rate	0%

Stock-Settled Stock Appreciation Rights Exercised in 2007:

During the year ended December 31, 2007, 838,356 SAR were exercised at a price of $47.54 resulting in the issuance of 129,444 newly-issued common shares. The intrinsic value of the award was $11.6 million which represents an income tax deduction for the Company. No compensation cost was recorded for these options as they were fully vested at December 31, 2006. However, the Company recorded $4.4 million in excess tax benefits directly to shareholders’ equity along with the corresponding employee withholding tax liability of $5.6 million, for a net reduction of additional paid in capital of $972,000.

A summary of SAR activity under the 2005 Plan is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Contractual Term (In years)
Outstanding at January 1, 2007	2,185,965	$33.76
Granted	659,409	$43.23
Exercised	(838,356)	$33.76
Outstanding at December 31, 2007	2,007,018	$36.87	8.5

Exercisable at December 31, 2007	1,509,766	$34.72	8.1

The weighted average grant date fair value of SAR granted during the period was $18.15.  The total intrinsic value of SAR exercised during the period was $11.6 million.  At December 31, 2007 none of the outstanding SAR were in-the-money and therefore no additional shares would be issued upon assumed exercise of both the vested and unvested SAR.

A summary of the status of the Company’s unvested SAR as of December 31, 2007 and changes during the year ended December 31, 2007 are as follows:
	SARs	Weighted Average Gant Date Fair Value
Unvested at January 1, 2007
Granted	659,409	$18.15
Vested	(162,157)	$17.87

Unvested at December 31, 2007 (expected to vest over the next three years)	497,252	$18.24

At December 31, 2007 there was $7.5 million of unrecognized compensation cost related to unvested SAR granted under the Plan.  That cost is expected to be recognized over three years.

 Stock Based Plans during 2005:

Cash-Settled Stock Appreciation Rights:

On September 21, 2005, the Company amended its 2003 Cash-Settled Stock Appreciation Rights Program (the "2003 Plan"). The amendment of the 2003 SAR Program froze and monetized the value of each participant’s SAR on that date. At the date of the amendment, the accrued benefit payable under this program was $39.4 million based on a PICO stock price of $33.23 per share. Concurrently with the amendment of the SAR Program, most participants elected to defer substantially all of amounts due to them by transferring the amounts into deferred compensation Rabbi Trusts established by the Company. Consequently, including previously deferred compensation, the Company had a total deferred compensation liability of $42.7 million at December 31, 2005 representing deferred compensation payable to various members of management and its non-employee directors, and no remaining SAR payable.

For the years ended December 31, 2005 presented in the accompanying consolidated financial statements, there is compensation expense recorded for the cash-settled SAR issued. Compensation cost was measured at the end of each period (in 2005 compensation cost was measured until the September 21, 2005 amendment to the 2003 SAR Program) as the amount by which the quoted market price of PICO stock exceeded the exercise price. Changes in the quoted market price were reflected as an adjustment to the accrued compensation obligation and compensation expense in the Company’s consolidated financial statements. The Company recorded compensation expense of $23.9 million for the year ended December 31, 2005, representing the difference between the exercise price of the vested SAR and the market value of PICO stock at the end of the reporting period (September 21 for the 2005 year). The cash liability for the accrued benefit reached $39.4 million during 2005 and as discussed above, when the 2003 SAR Program was amended, the liability was transferred to Rabbi Trust accounts leaving no accrued stock appreciation rights payable and increasing deferred compensation in the accompanying consolidated balance sheets.

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

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income or loss and related per share amounts would approximate the following pro forma amounts for the years ended December 31 (Note that the Company’s cash-settled SAR that were outstanding in 2005 have no impact on the following table as cash-settled SAR are accounted for the same way under both APB No. 25 and SFAS No. 123; however, the stock-settled SAR issued in December 2005 are included in the 2005 disclosure):

The impact of not adopting SFAS 123(R) for 2006 would have decreased net income by $5.5 million before tax and $3.6 million after tax ($0.24 per basic and diluted share).

2005
Reported net income (loss)	$16,201,641
Add: Stock-based compensation recorded, net of tax
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(19,623,058)
Pro forma net loss	$(3,421,417)
Reported net income (loss) per share: basic and diluted	$1.25
Pro forma net loss per share: basic and diluted	$(0.26)

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

Deferred Compensation:

At December 31, 2007 and 2006, the Company had $52.5 million and $49.8 million, respectively recorded as deferred compensation payable to various members of management and certain non-employee directors of the Company. The assets of the plan are held in Rabbi Trust accounts. Such trusts hold various investments that are consistent with the Company’s investment policy. The investments are held in separate accounts, accounted for as available for sale securities, and are reported in the accompanying consolidated balance sheets within the line item “Investments”. Assets of the trust will be distributed according to predetermined payout elections established by each employee.

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

Comprehensive Income:

The Company applies the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires reporting comprehensive income and its components as part of the Company’s financial statements. Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss.

Other comprehensive income or loss includes foreign currency translation and unrealized holding gains and losses, net of taxes on available for sale securities. The components are as follows:

	December 31,
	2007	2006

Net unrealized gain on securities	$82,456,499	$66,193,428
Foreign currency translation	(2,987,061)	(5,242,749)
Accumulated other comprehensive income	$79,469,438	$60,950,679

The accumulated balance is net of deferred income tax liabilities of $44.7 million and $37.1 million at December 31, 2007 and 2006, respectively.

Translation of Foreign Currency:

Financial statements of foreign operations are translated into U.S. dollars using average rates of exchange in effect during the year for revenues, expenses, realized gains and losses, and the exchange rate in effect at the balance sheet date for assets and liabilities. Unrealized exchange gains and losses arising on translation are reflected within accumulated other comprehensive income or loss. Realized foreign currency gains or losses are reported within the statement of operations.

Recently Issued Accounting Pronouncements

SFAS 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Subsequently, in February 2008, the FASB issued two staff position on SFAS 157 (FSP FAS 157-1 and 157-2) which scope out the lease classification measurements under FASB Statement No. 13 from SFAS 157 and delays the effective date on SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  PICO is currently evaluating the impact, if any, that SFAS 157 will have on our consolidated financial statements.

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

SFAS 159 - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for PICO on January 1, 2008. PICO is currently evaluating the impact of this pronouncement on the consolidated financial statements.

SFAS 141(R) - In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R) (SFAS 141(R)), “Business Combinations”.   SFAS 141(R) replaces SFAS 141 and requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for PICO on January 1, 2009. PICO is currently in the process of determining the effect, if any, that the adoption of SFAS 141(R) will have on the consolidated financial statements.

SFAS 160 - In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (SFAS 160), “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”.  SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for PICO on January 1, 2009. PICO is currently in the process of determining the effect, if any, that the adoption of SFAS 160 will have on the consolidated financial statements.

2.	DISCONTINUED OPERATIONS:

Disposal of HyperFeed:

During 2006, HyperFeed filed for bankruptcy under Chapter 7 of the Bankruptcy Code. After the bankruptcy filing, HyperFeed was removed from PICO’s financial statements as a consolidated entity. Consequently, in accordance with SFAS No. 144, HyperFeed’s results were reclassified to discontinued operations in 2006. The results of operations from discontinued operations and gain on disposal are reported separately, net of tax, on the face of the statement of operations.  Concurrently with the disposal of HyperFeed, the Company, applied the provisions of EITF 93-17, "Recognition of Deferred Tax Asset for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary That is Accounted for as a Discontinued Operation", and recorded a $4.7 million deferred tax asset on the remaining outside basis of its investment in HyperFeed.   The details of the amounts included in 2006 and 2005 are presented below:

	2006	2005
Revenues:
Service revenue	$2,907,268	$4,269,618
Investment income	3,892	1,297
Total revenues	2,911,160	4,270,915
Expenses:
Cost of service revenue	1,326,162	1,443,084
Depreciation and amortization	446,922	756,881
Other costs and expenses	9,243,085	9,480,624
Total expenses	11,016,169	11,680,589
Loss before income taxes	(8,105,009)	(7,409,674)
Benefit for income taxes	2,771,672	601,458
Loss from continuing operations	(5,333,337)	(6,808,216)
Loss on write down of assets to fair value	(4,923,647)
Loss from HyperFeed's discontinued operations		(507,748)
Net loss before minority interest	(10,256,984)	(7,315,964)
Minority interest in net loss		705,702
	(10,256,984)	(6,610,262)
Gain on disposal before tax	3,002,003
Income tax benefit	4,657,283
Total gain on disposal, net of tax	7,659,286
Previously reported gain on discontinued operations within HyperFeed	330,029	545,000
Reported gain on disposal of discontinued operations	7,989,315	545,000
	$(2,267,669)	$(6,065,262)

3.	INVESTMENTS:

At December 31, the cost and carrying value of investments were as follows:

		Gross	Gross
		Unrealized	Unrealized	Carrying
2007:	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government - sponsored enterprises	$1,114,725	$54,046		$1,168,771
Corporate bonds	106,798,508	383,872	(2,570,652)	104,611,728

	107,913,233	437,918	(2,570,652)	105,780,499
Marketable equity securities	134,224,760	128,072,028	(2,553,643)	259,743,145
Total	$242,137,993	$128,509,946	$(5,124,295)	$365,523,644

		Gross	Gross
		Unrealized	Unrealized	Carrying
2006:	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government - sponsored enterprises	$1,110,278		$(3,731)	$1,106,547
Corporate bonds	62,320,043	$483,947	(427,266)	62,376,724

	63,430,321	483,947	(430,997)	63,483,271
Marketable equity securities	108,866,121	100,313,455	(700,906)	208,478,670
Total	$172,296,442	$100,797,402	$(1,131,903)	$271,961,941

Marketable equity securities: The Company’s $259.7 million investments in marketable equity securities at December 31, 2007 consist primarily of investments in common stock of foreign and domestic publicly traded companies. The gross unrealized gains and losses on equity securities were $128.1 million and $2.6 million respectively, at December 31, 2007 and $100.3 million and $701,000 respectively, at December 31, 2006. The majority of the losses at December 31, 2007 were continuously below cost for less than 12 months.

Corporate Bonds and US Treasury Obligations: At December 31, 2007, the bond portfolio consists of $104.6 million of publicly traded corporate bonds and $1.2 million United States Treasury obligations. The total bond portfolio had gross unrealized gains and losses of $438,000 and $2.6 million respectively, at December 31, 2007 and gross unrealized gains and losses of $484,000 and $431,000 respectively, at December 31, 2006. At December 31, 2007 just over 35% of the gross loss was continuously below amortized cost for greater than 12 months. However, the Company does not consider these investments to be other than temporarily impaired because of its intent and ability to hold these bonds until recovery of fair value, which may be maturity. The impairment is primarily due to interest rate fluctuations rather than deterioration of the underlying issuer of the particular bonds. During 2007, the Company recorded a $1.6 million impairment charge on one corporate bond due to deterioration of the underlying issuer's financial condition.

Approximately $3.9 million of the Company's investment portfolio does not have a readily available market value.

The amortized cost and carrying value of investments in fixed maturities at December 31, 2007, by contractual maturity, are shown below. Expected maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Carrying
	Cost	Value

Due in one year or less	$56,008,927	$55,861,954
Due after one year through five years	18,049,168	17,798,719
Due after five years	33,855,138	32,119,826
	$107,913,233	$105,780,499

Net investment income is as follows for each of the years ended December 31:

	2007	2006	2005
Investment income:
Fixed maturities	$3,952,102	$2,084,072	$2,468,733
Equity securities	4,202,648	3,333,526	3,074,692
Other, primarily cash balances	9,034,590	8,171,777	2,694,778
Total investment income	17,189,340	13,589,375	8,238,203
Investment expenses:	(149,540)	(33,183)	(43,030)
Net investment income	$17,039,800	$13,556,192	$8,195,173

Pre-tax net realized gain or loss on investments is as follows for each of the years ended December 31:

	2007	2006	2005
Gross realized gains:
Fixed maturities	$561	$138,624	$27,303
Equity securities and other investments	4,726,158	26,391,570	7,843,098
Total gain	4,726,719	26,530,194	7,870,401
Gross realized losses:
Fixed maturities	(1,603,852)	(14,324)	(6,899)
Equity securities and other investments	(374,909)	(462,793)	(141,728)
Total loss	(1,978,761)	(477,117)	(148,627)
Net realized gain	$2,747,958	$26,053,077	$7,721,774

Realized Gains

During 2007, the Company realized gains in several domestic and foreign securities recording $4.7 million in gains including a realized gain on the sale of Amalgamated Holdings Limited of $1.5 million. During 2006, the Company sold securities generating $26.5 million in realized gains. Included in such gains is $12.9 million from the sale of Anderson Tully and $8.6 million on the sale of a portion of the Company’s investment in Ratia Energie AG, a Swiss holding. During 2005, the Company sold securities generating $7.9 million in realized gains. Included in realized gains for 2005 are gains of $1.8 million gain from the sale of Keweenaw Land Association and a $1.8 million gain on the sale of a portion of the Company’s investment Ratia Energie AG.

Realized Losses

Included in realized losses are impairment charges on securities. During 2007, 2006 and 2005, the Company recorded other-than-temporary impairments of $2 million, $459,000, and $142,000, respectively, on debt and equity securities to recognize what are expected to be other-than-temporary declines in value.

Jungfraubahn Holding AG ("Jungfraubahn"):

At December 31, 2007, the Company owned 1,315,157 of the outstanding shares, or approximately 23% of Jungfraubahn. At December 31, 2007, the market value of the investment was $66.2 million and had an unrealized gain of $40.3 million, before tax. At December 31, 2006, the Company owned 1,314,407 of the outstanding shares, or approximately 23% of Jungfraubahn. At December 31, 2006, the market value of the investment was $49.1 million and had an unrealized gain of $25.1 million, before tax. In 2007, 2006 and 2005, the Company recorded dividend income from this security of $1.4 million, $1.3 million and $1.1 million, respectively.

Despite ownership of more than 20% of the voting stock of Jungfraubahn, the Company continues to account for this investment as available for sale under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At this time, the Company does not believe that it has the requisite ability to exercise “significant influence” over the financial and operating policies of Jungfraubahn, and therefore does not apply the equity method of accounting.

Accu Holding AG ("Accu"):

At December 31, 2007, the Company owned 29.2% of Accu, a Swiss corporation. PICO lacks the ability to exercise significant influence based on consideration of a number of factors and therefore accounts for the holding as available for sale under SFAS No. 115. At December 31, 2007 and December 31, 2006, the market value of PICO’s interest was $4.1 million and $4.3 million, respectively.

4.	BORROWINGS:

At December 31, 2007 and 2006, PICO’s subsidiaries had three loan facilities with a Swiss bank for a maximum of $18.1 million (20.5 million CHF) used to finance the purchase of investment securities in Switzerland.  The Company anticipates refinancing the borrowings when due ($2.6 million due in 2008 and $11 million due in 2009). The loan facilities may be cancelled immediately by either party by written notice.

During 2007, the Company purchased real estate for $9.1 million and financed $5.2 million of the purchase price. The note terms require a payment of $2.6 million in 2009 and the balance in 2010 and bears interest at 6.5%.

The Company capitalized $677,000 and $450,000 of interest in 2007 and 2006, respectively related to construction costs and expensed interest of $661,000 in 2005.

	2007	2006
4.19% fixed due in 2009 (3.32% fixed in 2006)	$2,647,371	$2,462,043
3.98% fixed due in 2009	11,030,709	10,258,515
6.5% fixed payment due in 2009 and 2010	5,180,000
6% fixed due in 2008	20,000
	$18,878,080	$12,720,558

     The Company's future minimum principal debt repayments for the years ending December 31 are as follows:

Year
2008	$ 20,000
2009	16,268,080
2010	2,590,000
Total	$ 18,878,080

5.	REAL ESTATE AND WATER ASSETS:

The cost assigned to the various components of real estate and water assets at December 31, is as follows:

	2007	2006

Real estate	$53,869,524	$32,942,146
Real estate improvements, net of accumulated amortization of $4.8 million in 2007 and $3.9 million in 2006	10,434,867	10,951,964
Water and water rights (net of accumulated amortization of $931,000 in 2007 and $829,000 in 2006)	48,523,815	29,934,827
Pipeline project costs	87,777,586	28,709,922
	$200,605,792	$102,538,859

In 2006, the Company started construction of a pipeline from Fish Springs in northern Nevada to the north valleys of Reno, Nevada. Construction is nearly completed at December 31, 2007. At December 31, 2007 project costs included $86.7 million of direct construction costs and $1.1 million of capitalized interest. At December 31, 2006, project costs included $28.2 million of direct construction costs and $450,000 of capitalized interest.

The final regulatory approval required for the pipeline project was a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006.  Subsequently, there were two protests against the ROD, and the matter was appealed and subsequently dismissed.  However, in October 2006, one protestant, the Pyramid Lake Paiute Tribe (the "Tribe"), filed an action with the U.S. District Court against the Bureau of Land Management and US Department of the Interior. The Tribe asserted that the exportation of 8,000 acre feet of water per year from Fish Springs would negatively impact their water rights located in a basin within the boundaries of the Tribe reservation.

The Tribe initiated several legal actions to assert their claims and to stop construction of the pipeline. While the Company believed the claims were without merit, the Tribe’s legal actions might have caused significant delays to the completion of the construction of the pipeline. To avoid future delays, Fish Springs and the Tribe entered into negotiations to settle all outstanding claims and legal actions. On May 30, 2007 the parties signed an agreement that resolved all of the Tribe’s claims. The amounts payable to the Tribe as a result of the settlement agreement are predominately attributable to settlement of the claims rather than the acquisition of additional water rights or other assets.  The settlement obligates Fish Springs to:

•	pay $500,000 upon signing of agreement;
•	transfer 6,214 acres of real estate Fish Springs owns (fair value of $500,000 and a book value of $139,000);
•	pay $3.1 million on January 8, 2008; and
•
pay $3.6 million on the later of January 8, 2009 or the date the United States Congress ratifies the settlement agreement (Interest accrues at the London Inter-Bank Rate ("LIBOR") from January 8, 2009, if the payment is made after that date).

There is 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch. The existing permit allows up to 8,000 acre-feet of water per year to be exported to support the development in the Reno area. The settlement agreement also provides that, in exchange for the Tribe agreeing to not oppose all permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, Fish Springs will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs sells in excess of 8,000 acre-feet per year, up to 13,000 acre- feet per year. The obligation to expense and pay the 12% fee is due only if and when the Company sells water in excess of 8,000 acre-feet, accordingly, Fish Springs Ranch will record the liability for such amounts as they become due upon the sale of any such excess water. Currently Fish Springs does not have regulatory approval to export any water in excess of 8,000 acre-feet per year from Fish Springs Ranch to support further development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

Consequently, for the year ended December 31, 2007, the Company accrued settlement expense of $7.3 million. At December 31, 2007, the Company had an accrued liability of $6.7 million for the balance owed.

Vidler is required to make an annual payment for its right to store 30,000 acre-feet of water at the Semitropic water storage facility. These payments have declined over time and currently are $22,000 per year. The payments are being capitalized and the asset is being amortized over its useful life of thirty-five years. Amortization expense was $102,000 in each of the three years ended December 31, 2007. Vidler is also required to pay annual operating and maintenance charges and for the years ended December 31, 2007, 2006 and 2005, the Company expensed a total of $161,000, $166,000 and $169,000, respectively.

For the three years ended December 31, 2007, amortization of leasehold improvements was $851,000, $845,000 and $805,000, respectively.

6.	NOTES AND OTHER RECEIVABLES:

Notes and other receivables consisted of the following at December 31:
	2007	2006
Notes receivable	$15,356,897	$15,308,054
Interest receivable	1,530,993	1,485,536
Other receivables	263,175	662,901
	17,151,065	17,456,491
Allowance for doubtful accounts		(278,664)
	$17,151,065	$17,177,827

Notes receivable, primarily from the sale of real estate and water assets, have a weighted average interest rate of 9.5% and a weighted average life to maturity of approximately eight years at December 31, 2007.

7.	FEDERAL, FOREIGN AND STATE INCOME TAX:

The Company and its U.S. subsidiaries file a consolidated federal income tax return. Non-U.S. subsidiaries file tax returns in various foreign countries and companies that are less than 80% owned file separate federal income tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:
	2007	2006
Deferred tax assets:
Deferred compensation	$16,163,570	$15,268,524
Basis difference on securities	4,977,947	5,186,609
Impairment charges	5,342,519	4,673,146
Loss on partnership operations	2,505,795
Employee benefits, including stock-based compensation	2,619,085	2,083,723
Other	8,627,357	6,250,772
Total deferred tax assets	40,236,273	33,462,774
Deferred tax liabilities:
Unrealized appreciation on securities	43,960,820	36,281,111
Revaluation of real estate and water assets	4,872,032	4,902,089
Foreign receivables	2,392,991	1,694,970
Installment land sales	4,415,828	7,347,213
Other	2,269,763	1,190,307
Total deferred tax liabilities	57,911,435	51,415,690
Net deferred income tax liability	$17,675,162	$17,952,916

Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management’s conclusions as to the ultimate realization of deferred tax assets.

Pre-tax income from continuing operations for the years ended December 31 was under the following jurisdictions:

	2007	2006	2005
United States	$2,110,723	$40,711,997	$39,528,714
Foreign	(97,058)	10,154,749	796,692
Total	$2,013,665	$50,866,746	$40,325,406

Income tax expense from continuing operations for each of the years ended December 31 consists of the following:

	2007	2006	2005
Current tax expense (benefit):
United States Federal and state	$10,407,829	$14,397,082	$25,203,660
Foreign	(280,117)	706,890	73,107
	10,127,712	15,103,972	25,276,767
Deferred tax expense (benefit):
United States Federal and state	(6,591,909)	4,168,822	(6,715,681)
Foreign	(104)	117,580	33,537
	(6,592,013)	4,286,402	(6,682,144)
Total income tax provision	$3,535,699	$19,390,374	$18,594,623

The difference between income taxes provided at the Company’s federal statutory rate and effective tax rate is as follows:

	2007	2006	2005
Federal income tax provision (benefit) at statutory rate	$704,783	$17,803,361	$14,113,892
Change in valuation allowance		(1,281,273)	698,195
State taxes, net of federal benefit	383,379	(23,658)	3,318,795
Management compensation	790,125	1,533,445	2,149,534
Interest expense	350,526	(157,660)
Losses from entities not included in return	455,426
Write off of deferred tax assets	616,224	504,389
Foreign rate differences	314,299		(216,626)
Rate changes		(212,935)	(470,424)
Permanent differences	(79,063)	1,224,705	(998,743)
Total income tax provision	$3,535,699	$19,390,374	$18,594,623

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $293,000 increase in the liability for unrecognized income tax benefits through opening retained earnings. At the adoption date of January 1, 2007, the Company provided for $3.5 million of unrecognized tax benefits including interest, $2.5 million of which would affect the effective tax rate if recognized. For the year ended December 31, 2007, there were no significant increases or decreases in the liability for unrecognized tax benefits.  The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, the Company had recorded approximately $514,000 of accrued interest related to uncertain tax positions.

The tax years 2002-2006 remain open to examination by the taxing jurisdictions to which the Company’s significant operations are subject.  As of December 31, 2007, the Company does not believe that it is reasonably possible that there will be a material change in the estimated unrecognized tax benefits within the next twelve months.

The following table summarizes the activity related to the unrecognized tax benefits (the majority for potential state tax matters):

Balance at January 1, 2007	$3,277,654
Other increases or decreases	-
Balance at December 31, 2007	$3,277,654

    Provision has not been made for U.S. or additional foreign tax on the approximately $5.6 million of undistributed earnings of foreign subsidiaries. It is not practical to estimate the amount of additional tax that might be payable. Rate differences within the difference between statutory and effective tax rates reflect foreign results taxed at the local statutory rate, which can be as much as 25% lower than the U.S. statutory rate of 35%. At December 31, 2007, the Company had a $3.2 million federal and state tax payable.

8.	PROPERTY AND EQUIPMENT:

The major classifications of the Company’s fixed assets are as follows at December 31:

	2007	2006
Office furniture, fixtures and equipment	$3,748,193	$2,725,386
Building and leasehold improvements	254,131	437,132
	4,002,324	3,162,518
Accumulated depreciation	(2,789,930)	(2,643,954)
Property and equipment, net	$1,212,394	$518,564

Depreciation expense was $155,000, $279,000 and $437,000 for the year ended December 31, 2007, 2006, and 2005, respectively.

9.	SHAREHOLDERS’ EQUITY:

In February 2007, the Company completed an offering of 2,823,000 shares of newly issued common stock to institutional investors at a price of $37 per share. After placement costs, the net proceeds to the Company were approximately $100.1 million. The Company filed a registration statement on Form S-3 to register the shares, which became effective in April 2007.

In May 2006, the Company completed an offering of 2,600,000 million shares of newly issued common stock to institutional investors at a price of $30 per share. After placement costs, the net proceeds to the Company were $73.9 million. The Company filed a registration statement on Form S-3 to register the shares, which became effective in June 2006.

In May 2005, the Company completed an offering of 905,000 shares of newly issued common stock to institutional investors at a price of $25 per share. After placement costs, the net proceeds to the Company were $21.4 million. The Company filed a registration statement on Form S−3 to register the shares, which became effective in July 2005.

Long Term Incentive Plan

As described in Note 1, the 2005 Plan was adopted by the Board of Directors and approved by shareholders on December 8, 2005. The 2005 Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors and consultants. A total of 2,654,000 shares of common stock are issuable under the 2005 Plan and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled SAR, restricted stock awards, performance shares, performance units, restricted stock units, deferred compensation awards and other stock-based awards.

On December 12, 2005, the Company granted 2,185,965 stock-settled SAR at an exercise price of $33.76 per share (being the market value of PICO stock at the date of grant) that were fully vested on that date. During 2007, the Company granted 659,409 SAR in five separate grants to various members of management. Four of the awards totaling 486,470 SAR were granted on August 2, 2007 at a strike price equal to the closing market price of PICO common stock on that day of $42.71. These awards vested 33% on the date of grant and vest one third on each anniversary thereafter. The other award was granted on September 4, 2007 with a strike price equal to the closing market price of PICO common stock on that day of $44.69. This award vests 33% on September 4, 2008 and one third on each anniversary thereafter.

 Upon exercise, the Company will issue newly issued shares equal to the in-the-money value of the exercised SAR, net of the applicable federal, state and local taxes withheld.

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

	2007	2006
Estimated reinsurance recoverable on:
Unpaid losses and loss adjustment expense	$16,653,254	$16,972,280
Reinsurance recoverable on paid losses and loss expenses	234,699	317,759
Reinsurance receivables	$16,887,953	$17,290,039

Unsecured reinsurance risk of is concentrated in the companies shown in the table below along with their AM Best Rating. The Company remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

CONCENTRATION OF REINSURANCE AT DECEMBER 31, 2007

	Reported	Unreported	Reinsurer
	Claims	Claims	Balances
General Reinsurance (A++)	$7,000,751	$9,229,680	$16,230,431
Odessey Reinsurance (A)		32,683	32,683
National Reinsurance Company (NR-3)	61,712		61,712
Medical Reinsurance (A-)		50,000	50,000
Swiss Reinsurance America Corp (A+)	48,351	161,559	209,910
All others	101,810	201,407	303,217
	$7,212,624	$9,675,329	$16,887,953

The following is the net effect of reinsurance activity on the consolidated financial statements for each of the years ended December 31 for losses and loss adjustment expenses incurred (recovered):

	2007	2006	2005
Direct	$(2,323,098)	$(700,818)	$(2,092,123)
Assumed		(2,927)	176,880
Ceded	(1,277,993)	(2,520,656)	(1,749,589)
	$(3,601,091)	$(3,224,401)	$(3,664,832)

11.	RESERVES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES:

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

	2007	2006	2005
Balance at January 1	$41,083,301	$46,646,906	$55,994,375
Less reinsurance recoverable	(16,972,280)	(15,858,000)	(17,302,699)
Net balance at January 1	24,111,021	30,788,906	38,691,676
Incurred loss and loss adjustment recovery for prior accident year claims	(3,601,091)	(3,224,401)	(3,664,832)
Payments for claims occurring during
prior accident years	(4,787,166)	(3,453,484)	(4,237,938)
Net change for the year	(8,388,257)	(6,677,885)	(7,902,770)
Net balance at December 31	15,722,764	24,111,021	30,788,906
Plus reinsurance recoverable	16,653,254	16,972,280	15,858,000
Balance at December 31	$32,376,018	$41,083,301	$46,646,906

In 2007, Physicians reported positive development of $2.3 million in its medical professional line of business. Citation’s property and casualty and workers’ compensation lines of business reported positive development of $1.2 million and $39,000, respectively.  In 2006, Physicians reported positive development of $812,000 in its medical professional line of business. Also in 2006, Citation’s property and casualty and workers’ compensation lines of business reported positive development of $638,000 and $1.8 million, respectively.  In 2005, Physicians reported positive development of $3.2 million in its medical professional line of business. Citation’s property and casualty line reported positive development of $1.8 million offset by adverse development in its workers’ compensation line of $1.3 million.

12.	EMPLOYEE BENEFITS, COMPENSATION AND INCENTIVE PLAN:

For the year ended December 31, 2007, the Company’s Compensation Committee approved a $1.5 million discretionary bonus payable to PICO’s President and CEO. No other bonuses were earned or awarded for 2007. For the years ended December 31, 2006 and 2005, the Company recorded $5.9 million and $8.4 million, respectively in incentive awards payable to certain members of management in accordance with the provisions of the Company’s bonus plan which, if certain thresholds are attained, is calculated based on growth in book value per share of the Company. In addition, for the year ended December 31, 2006 and 2005 $1 million and, $2.8 million, respectively in incentive awards were recorded for certain members of Vidler’s management based on the combined net income of Vidler and Nevada   Land and Resource Company in accordance with the related bonus plan.

PICO maintains a 401(k) defined contribution plan covering substantially all employees of the Company. Matching contributions are based on a percentage of employee compensation. In addition, the Company may make a discretionary profit sharing contribution at the end of the Plan’s fiscal year within limits established by the Employee Retirement Income Securities Act. Total contribution expense for the years ended December 31, 2007, 2006 and 2005 was $420,000, $417,000, and $384,000, respectively.

13.	REGULATORY MATTERS:

The regulations of the Departments of Insurance in the states where the Company’s insurance subsidiaries are domiciled generally restrict the ability of insurance companies to pay dividends or make other distributions. Based upon statutory financial statements filed with the insurance departments as of December 31, 2007, $8 million was available for distribution by the Company’s wholly owned insurance subsidiaries to the parent company without the prior approval of the Department of Insurance in the states in which the Company’s insurance subsidiaries are domiciled. At December 31, 2007, the total statutory surplus in these insurance companies was $105.4 million and apart from the $8 million noted above, was unavailable for distribution without Department of Insurance approval.

14.	COMMITMENTS AND CONTINGENCIES:

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2010.  Rent expense for the years ended December 31, 2007, 2006 and 2005 for office space was $454,000, $390,000, and $325,000, respectively.

Future minimum payments under all operating leases for the years ending December 31 are as follows:

Year
2008	$ 750,415
2009	487,179
2010	395,195
2011	211,121
2012	216,821
Thereafter	2,784,962
Total	$ 4,845,693

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

Exegy Litigation:

HyperFeed Technologies, Inc. (“Hyperfeed”), our majority-owned subsidiary, was a provider of enterprise-wide ticker plant and transaction technology software and services enabling financial institutions to process and use high performance exchange data with Smart Order Routing and other applications. During 2006, PICO and HyperFeed negotiated a business combination with Exegy Incorporated (“Exegy”). On August 25, 2006, PICO, HyperFeed, and Exegy entered into a contribution agreement, pursuant to which the common stock of HyperFeed owned by PICO would have been contributed to Exegy in exchange for Exegy's issuing certain Exegy stock to PICO.  However, in a letter dated November 7, 2006, Exegy informed PICO and HyperFeed that it was terminating the agreement.

On November 13, 2006 Exegy Inc. filed a lawsuit against PICO and HyperFeed in state court in Missouri seeking a declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 contribution agreement was valid.  In the event that Exegy’s November 7, 2006 letter is not determined to be a valid termination of the contribution agreement, Exegy seeks  a declaration that PICO and HyperFeed have materially breached the contribution agreement,  for which Exegy seeks monetary damages and an injunction against further material breach.  Finally, Exegy seeks a declaratory judgment that if its November 7, 2006 notice of termination was not valid, and that if (1) PICO and HyperFeed did materially breach the contribution agreement and (2) a continuing breach cannot be remedied or enjoined, then Exegy seeks a declaration that Exegy should be relieved of further performance under the Contribution Agreement due to alleged HyperFeed actions deemed by Exegy to be inconsistent with the Contribution Agreement. On December 15, 2006 the lawsuit filed by Exegy was removed from Missouri state court to federal court. On February 2, 2007, this case was transferred to the United States Bankruptcy Court, District of Delaware.

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

On July 11, 2007, the parties entered into mediation to attempt to resolve these two lawsuits.  However, the mediation was unsuccessful and both cases will resume as adversary proceedings in the United States Bankruptcy Court, District of Delaware.

HyperFeed Technologies:

On November 29, 2006 HyperFeed, an 80%-owned subsidiary of PICO, filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code captioned In Re HyperFeed Technologies, Inc., filed in the United States District Court for the District of Delaware, Case No. 06-11357 (CSS). On November 30, 2006, the bankruptcy court appointed the Chapter 7 Trustee of Hyperfeed’s bankruptcy estate. Hyperfeed is indebted to PICO pursuant to a Secured Convertible Promissory Note dated March 30, 2006, in the original principal amount of $10 million. PICO asserts it is the largest creditor and interest holder in the bankruptcy case. The Trustee is presently investigating PICO’s claims and security position.

The Company is subject to various litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

15.	RELATED-PARTY TRANSACTIONS:

On September 21, 2005 the Company’s Compensation Committee approved new employment agreements for Ronald Langley, Chairman and John R. Hart, President and Chief Executive Officer.  The new employment agreements took effect on January 1, 2006 and expire December 31, 2010. Each employment agreement provided for a beginning annual salary of $1,075,000 subject to an annual cost of living adjustment similar to that received by other PICO employees.  Neither employment agreement had a change of control clause.

Both employment agreements also provided for an annual incentive award based on the growth of PICO’s book value per share, adjusted for any book value impact by ⅞ of all SAR-related expenses net of tax, above a threshold.  An incentive award was earned under the January 1, 2006 employment agreements when PICO’s percentage increase in book value per share for a given fiscal year exceeded the threshold of 80% of the S&P 500’s annualized total return for the five previous calendar years.  When the threshold is met in that year, the incentive award would be equal to 5% of the increase in book value per share multiplied by the number of shares outstanding at the beginning of the year.  Mr. Langley resigned as Chairman effective December 31, 2007.  He was eligible for an annual incentive award based on PICO’s 2007 performance, but none was earned.

The growth in book value per share exceeded the threshold in 2006 and 2005 and an award was accrued in the accompanying consolidated financial statements for PICO’s President and its Chairman of $4.2 million and $5.9 million, respectively.  For the year ended December 31, 2007, a $1.5 million discretionary bonus was awarded to PICO’s President and CEO by the Company’s Compensation Committee for services rendered during the year.

Mr. Hart entered into a new employment agreement on May 7, 2007, which replaced his January 1, 2006 employment agreement.  The term of this employment agreement extend from May 7, 2007 until December 31, 2012.  This agreement provides for an annual incentive award if PICO’s percentage increase in book value per share for a given fiscal year exceeds the threshold of 80% of the S&P 500’s annualized total return for the five previous calendar years.  In that event an incentive award is earned under Mr. Hart’s May 7, 2007 employment agreement it would be equal to 7.5% of the increase in book value per share multiplied by the number of shares outstanding at the beginning of the year.  No such award was earned for the year ended December 31, 2007.

In March 2000, an investment partnership registered as PICO Equity Investors, L.P. acquired 3,333,333 shares of PICO stock for approximately $50 million. PICO Equity Investors, L.P. an entity managed by PICO Equity Investors Management, LLC, which is owned by three of PICO ’s current Directors, including the Chairman, and its President and Chief Executive Officer, will exercise all voting and investment decisions with respect to these shares for up to 10 years. There is no monetary compensation for the management of either entity. PICO used the $49.8 million net proceeds to develop existing water and water storage assets, acquire additional water assets, acquire investments, and for general working capital needs.

In May 2006 and 2007, PICO Equity Investors, L.P. distributed 1,666,632 shares of PICO to its sole partner limited partner, and 34 shares of PICO to its general partner, PICO Equity Investors Management LLC. At December 31, 2007, PICO Equity Investors L.P. held 1,666,667 common shares of PICO.  There is no obligation for PICO Holdings to buy back the shares owned by PICO Equity Investors, L.P.

The Company entered into agreements with its president and chief executive officer, and certain other officers and non-employee directors, to defer compensation into Rabbi Trust accounts held in the name of the Company. The total value of the deferred compensation is $52.5 million, of which $1.1 million is in PICO stock with the balance in various stocks and bonds, is included in the Company’s consolidated balance sheets. Within these accounts at December 31, 2007, the following officers and non-employee directors are the beneficiaries of the following number of PICO common shares: John Hart owns 19,940 PICO shares, Dr.   Richard   Ruppert owns 835 PICO shares, John   Weil owns 8,084 PICO shares, and Carlos   Campbell owns 2,644 PICO shares. The trustee for the accounts is Huntington National Bank. The accounts are subject to the claims of outside creditors, and any PICO stock held in the accounts is reported as treasury stock in the consolidated financial statements.

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

Policyholders’ surplus and net income for the Company's insurance subsidiaries reported on a statutory basis as of and for each of the three years ended December 31, 2007:

	2007	2006	2005
Physicians Insurance Company of Ohio :	(Unaudited)
Policyholders' surplus	$80,257,090	$68,929,902	$57,409,969
Statutory net income	$3,795,340	$7,173,897	$6,514,608
Citation Insurance Company:
Policyholders' surplus	$25,143,218	$26,383,195	$25,401,061
Statutory net income	$2,858,624	$3,502,998	$1,655,790

Both Citation and Physicians meet the minimum risk based capital requirements for the applicable Departments of Insurance regulations.

17.	SEGMENT REPORTING:

PICO Holdings, Inc. is a diversified holding company.  Its goal is to build and operate businesses where significant value can be created from the development of unique assets, and to acquire businesses which have been identified as undervalued and where its participation can aid in the recognition of the business’s fair value. The Company accounts for segments as described in the significant accounting policies in Note 1.

Currently the major businesses that constitute operating and reportable segments are owning and developing water resources and water storage operations through Vidler; owning and developing real estate and the related mineral rights and water rights through Nevada Land; “running off” the property and casualty and workers’ compensation loss reserves of Citation and the medical professional liability loss reserves of Physicians; and the acquisition and financing of businesses.

Segment performance is measured by revenues and segment profit before income tax. In addition, assets identifiable with segments are disclosed as well as capital expenditures, and depreciation and amortization. The Company has operations and investments both in the U.S. and abroad. Information by geographic region is also similarly disclosed.

Water Resources and Water Storage Operations

Vidler is engaged in the following water resources and water storage activities:

•
development of water for end-users in the southwestern United States, namely water utilities, municipalities, developers, or industrial users. Typically, the source of water is from identifying and developing a new water supply, or a change in the use of an existing water supply from agricultural to municipal and industrial; and

•
construction and development of water storage facilities for the purchase and recharge of water for resale in future periods , and distribution infrastructure to more efficiently use existing and new supplies of water.

Real Estate Operations

PICO is engaged in land and related mineral rights and water rights operations through its subsidiary Nevada   Land. Nevada Land owns approximately 460,000 acres of land and related mineral and water rights in northern Nevada. Revenue is generated by sales of real estate, land exchanges and leasing revenue from grazing, agricultural and other uses. Revenue is also generated from the development of water rights and mineral rights in the form of outright sales and royalty agreements.

Insurance Operations in Run Off

This segment is composed of Physicians and Citation. In this segment, revenues come from investment holdings of the insurance companies. Investments directly related to the insurance operations are included within those segments. As expected during run-off, the majority of revenues is net investment income and realized gains.

Until 1995, Physicians and its subsidiaries wrote medical professional liability insurance, primarily in the state of Ohio. Physicians ceased writing new business and is in “run off.” Run off means that the Company is processing claims arising from historical business, and selling investments when funds are needed to pay claims.  Citation wrote commercial property and casualty insurance in California and Arizona and workers’ compensation insurance in California. Citation ceded all its workers’ compensation business in 1997, and ceased writing property and casualty business in December 2000 and is in run off.

At the end of 2006, Physicians purchased PICO European Holdings, LLC. ("PEH"), a wholly owned U.S. subsidiary of PICO Holdings that was formed in 2005. PEH owns a portfolio of investment securities in Switzerland. While this transaction is eliminated in consolidation, the $40.5 million of identifiable assets of PEH are reported in Insurance Operations in Run Off at December 31, 2006 and the previously reported assets of Insurance Operations in Run Off for 2005 have been recast to include the $30.1 million of assets of PEH (moved from the Business Acquisition and Finance segment). The results of operations of PEH for the year ended December 31, 2006 included revenues of $1.1 million and expenses of $253,000 are reported within the Business Acquisition and Finance segment. For 2007 and future years, the results of PEH and its identifiable assets are reported in the Insurance Operations in Run Off segment.

Business Acquisitions and Financing

This segment consists of acquired businesses, strategic interests in businesses, as well as the activities of PICO that are not included in other segments

PICO seeks to acquire businesses which are believed to be undervalued based on fundamental analysis  - that is, the assessment of what the company is worth, based on the private market value of its assets, and, or earnings and cash flow. The Company has acquired businesses and interests in businesses through the purchase of private companies and shares in public companies, both directly through participation in financings and from open market purchases.

Segment information by major operating segment follows:

		Water Resources	Insurance	Business
	Real Estate	and Water	Operations in	Acquisitions and	Discontinued
	Operations	Storage Operations	Run Off	Finance	Operations	Consolidated
2007
Total revenues	$13,479,254	$7,937,461	$7,609,014	$4,903,019		$33,928,748
Net investment income	3,139,791	4,417,871	3,457,187	6,024,951		17,039,800
Interest expense
Depreciation and amortization	18,364	1,042,388	1,598	43,677		1,106,027
Income (loss) before income taxes and minority interest	8,108,724	(5,283,264)	9,779,300	(10,591,095)		2,013,665
Total assets	83,750,531	231,863,512	221,348,861	139,379,376		676,342,280
Capital expenditure	10,370	59,654,440		301,481		59,966,291

2006
Total revenues	$41,405,577	$6,181,616	$13,277,532	$21,858,519		$82,723,244
Net investment income	1,981,172	2,805,107	3,158,955	5,610,958		13,556,192
Interest expense
Depreciation and amortization	54,223	1,084,404	7,467	76,257		1,222,351
Income (loss) before income taxes and minority interest	30,499,188	(2,451,422)	15,980,096	6,838,884		50,866,746
Total assets	73,266,068	146,115,727	202,356,668	127,304,476		549,042,939
Capital expenditure	79,938	30,117,492		27,337		30,224,767

2005
Total revenues	$21,811,469	$106,448,584	$8,108,639	$5,743,002		$142,111,694
Net investment income	1,010,194	1,177,078	3,051,278	2,956,623		8,195,173
Interest expense		269,954		391,360		661,314
Depreciation and amortization	81,228	1,172,974	11,276	78,893		1,344,371
Income (loss) before income taxes and minority interest	12,038,040	56,211,819	10,539,533	(38,463,986)		40,325,406
Total assets	66,513,641	86,353,051	187,112,896	97,234,516	$4,615,518	441,829,622
Capital expenditure	5,947	4,658,969		122,753		4,787,669

Segment information by significant geographic region:

	United
	States	Europe	Consolidated
2007
Total revenues	$32,341,826	$1,586,922	$33,928,748
Net investment income	15,493,618	1,546,182	17,039,800
Interest expense			-
Depreciation and amortization	1,106,027		1,106,027
Income before income taxes and minority interest	1,876,937	136,728	2,013,665
Total assets	602,778,894	73,563,386	676,342,280
Capital expenditure	59,966,291		59,966,291

2006
Total revenues	$69,553,292	$13,169,952	$82,723,244
Net investment income	11,858,886	1,697,306	13,556,192
Interest expense			-
Depreciation and amortization	1,222,351		1,222,351
Income before income taxes and minority interest	40,573,284	10,293,462	50,866,746
Total assets	442,694,654	106,348,285	549,042,939
Capital expenditure	30,224,767		30,224,767

2005
Total revenues	$138,895,359	$3,216,335	$142,111,694
Net investment income	6,762,721	1,432,452	8,195,173
Interest expense	269,954	391,360	661,314
Depreciation and amortization	1,344,371		1,344,371
Income before income taxes and minority interest	39,529,439	795,967	40,325,406
Total assets	356,663,916	85,165,706	441,829,622
Capital expenditure	4,787,669		4,787,669

18.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

-
BORROWINGS: Carrying amounts for these items approximates fair value because current interest rates and, therefore, discounted future cash flows for the terms and amounts of loans disclosed in Note 4, are not significantly different from the original terms.

	December 31, 2007		December 31, 2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturities	$105,780,499	$105,780,499	$63,483,271	$63,483,271
Equity securities	259,743,145	259,743,145	208,478,670	208,478,670
Cash and cash equivalents	70,791,025	70,791,025	136,621,578	136,621,578
Financial liabilities:
Borrowings	18,878,080	18,878,080	12,720,558	12,720,558

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures.  The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

Deloitte and Touche LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PICO Holdings, Inc.
PICO Holdings, Inc.
La Jolla, CA

We have audited the internal control over financial reporting of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles").  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective January 1, 2007, and of FASB Statement No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

/s/ DELOITTE & TOUCHE LLP

San Diego, CA
February 27, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors will be set forth in the section headed “Election of Directors” in our definitive proxy statement with respect to our 2008 annual meeting of shareholders, to be filed on or before April 30, 2008 and is incorporated herein by reference. The information required by this item regarding the Company’s code of ethics will be set forth in the section headed “Code Of Ethics” in our definitive 2008 proxy statement and is incorporated herein by reference. Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive Compensation” in our 2008 definitive proxy statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our 2008 definitive proxy statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section headed “Certain Relationships and Related Transactions” and “Compensation Committee, Interlocks and Insider Participation” in our definitive 2008 proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the section headed “Fees Paid to Deloitte & Touche LLP” in our definitive 2008 proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL SCHEDULES AND EXHIBITS.

1.	Financial Statement Schedules.

None.

2.	Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO.(1)
3(ii)	Amended and Restated By-laws of PICO. (2)
4.1	Form of Securities Purchase Agreement between PICO Holdings, Inc. and the Purchasers. (3)
4.3	Form S-3 Registration Statement under the Securities Act of 1933. (4)
10.1	PICO Holdings, Inc. Long-Term Incentive Plan. (5)
10.4	Bonus Plan of Dorothy A. Timian-Palmer. (6) (12)
10.5	Bonus Plan of Stephen D. Hartman. (6) (12)
10.7	Employment Agreement of Ronald Langley. (7) (12)
10.15	Employment Agreement of John R. Hart. (8) (12)
10.17	Pyramid Lake Paiute Tribe Settlement Agreement with Fish Springs Ranch, LLC. (9)
10.18	Infrastructure Dediction Agreement between Fish Springs Ranch, LLC and Washoe County, Nevada. (10)
21.1	Subsidiaries of PICO. (11)
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to exhibit of same number filed with Form 10-Q dated November 7, 2007.
(2)	Incorporated by reference to Form 8-K filed with the SEC on November 5, 2007.
(3)	Incorporated by reference to Form 8-K filed with the SEC on March 2, 2007.
(4)	Incorporated by reference to Form S-3 filed with SEC on November 20, 2007.
(5)	Incorporated by reference to Proxy Statement for Special Meeting of Shareholders on December 8, 2005, dated November 8, 2005 and filed with the SEC on November 8, 2005.
(6)	Incorporated by reference to Form 8-K filed with the SEC on February 25, 2005.
(7)	Incorporated by reference to exhibit of same number filed with Form 10-Q for the quarterly period ended September 30, 2005.
(8)	Incorporated by reference to Form 8-K filed with the SEC on May 9, 2007.
(9)	Incorporated by reference to Form 8-K filed with the SEC on June 5, 2007.
(10)	Incorporated by reference to exhibit of same number filed with Form 10-Q for the quarterly period ended September 30, 2007.
(11)	Incorporated by reference to exhibit of same number filed with Form 10-K for the year ended December 31, 2007.
(12)	Indicates arrangement or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 27, 2008
PICO Holdings, Inc.

By:	/s/John R. Hart
John R. Hart
Chief Executive Officer
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 29, 2008 by the following persons in the capacities indicated.

/s/ John D. Weil	Chairman of the Board
John D. Weil

/s/ John R. Hart	Chief Executive Officer, President and Director
John R. Hart	(Principal Executive Officer)

/s/ Maxim C. W. Webb	Chief Financial Officer and Treasurer
Maxim C. W. Webb	(Chief Accounting Officer)

/s/ Ronald Langley	Director
Ronald Langley

/s/ Richard D. Ruppert, MD	Director
Richard D. Ruppert, MD

/s/ S. Walter Foulkrod, III, Esq.	Director
S. Walter Foulkrod, III, Esq.

/s/ Carlos C. Campbell	Director
Carlos C. Campbell

/s/ Kenneth J. Slepicka	Director
Kenneth J. Slepicka