Form 10-Q
period 2008-03-31
PICO HOLDINGS INC /NEW
filed 2008-05-09
CIK 830122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-18786

PICO HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

California (State or other Jurisdiction of Incorporation or Organization)	94-2723335 (IRS Employer Identification No.)
875 Prospect Street, Suite 301 La Jolla, California 92037 (Address of principal executive offices, excluding zip code) (Zip code)

Registrant’s Telephone Number, Including Area Code:  (858) 456-6022

Not Applicable

(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

On May 7, 2008, the registrant had 18,833,737 shares of common stock, $0.01 par value, outstanding, excluding 3,248,408 shares of common stock which are held by the registrant’s subsidiaries.

PICO HOLDINGS, INC.

FORM 10-Q
For the Three Months Ended March 31, 2008

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Investments	$ 329,597,506	$ 365,523,644
Cash and cash equivalents	85,165,010	70,791,025
Notes and other receivables, net	19,911,587	17,151,065
Reinsurance receivables	16,681,847	16,887,953
Real estate and water assets, net	222,196,503	200,605,792
Property and equipment, net	1,390,877	1,212,394
Other assets	3,479,980	4,170,407
Total assets	$ 678,423,310	$ 676,342,280

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$ 31,864,003	$ 32,376,018
Deferred compensation	52,670,016	52,546,234
Bank and other borrowings	29,203,147	18,878,080
Deferred income taxes, net	11,888,023	17,675,162
Other liabilities	27,684,817	29,016,217
Total liabilities	153,310,006	150,491,711

Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
23,259,367 issued and outstanding in 2008 and 2007	23,259	23,259
Additional paid-in capital	436,565,281	435,235,358
Accumulated other comprehensive income	79,048,925	79,469,438
Retained earnings	87,759,068	89,405,743
	603,396,533	604,133,798
Treasury stock, at cost (common shares: 4,425,630 in 2008 and 2007)	(78,283,229)	(78,283,229)
Total shareholders' equity	525,113,304	525,850,569
Total liabilities and shareholders' equity	$ 678,423,310	$ 676,342,280

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Revenues:
Net investment income	$ 3,027,626	$ 3,812,067
Net realized gain on investments	471,854	1,407,908
Sale of real estate and water assets	494,408	2,308,998
Rents, royalties and lease income	159,556	150,158
Other	323,621	135,577
Total revenues	4,477,065	7,814,708
Costs and Expenses:
Operating and other costs	2,016,264	5,326,580
Cost of real estate and water assets sold	149,845	766,864
Depreciation and amortization	296,413	276,412
Total costs and expenses	2,462,522	6,369,856
Income before income taxes and minority interest	2,014,543	1,444,852
Provision for income taxes	3,966,995	923,908
Income (loss) before minority interest	(1,952,452)	520,944
Minority interest in loss of subsidiaries	305,777
Net income (loss)	$ (1,646,675)	$ 520,944

Net income (loss) per common share - basic:
Net income (loss) per common share	$(0.09)	$0.03
Weighted average shares outstanding	18,833,737	16,882,284

Net income (loss) per common share - diluted:
Net income (loss) per common share	$(0.09)	$0.03
Weighted average shares outstanding	18,833,737	17,071,198

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
OPERATING ACTIVITIES:
Net cash used by operating activities	$(7,942,903)	$(6,683,702)

INVESTING ACTIVITIES:
Purchases of investments	(7,523,491)	(43,221,699)
Proceeds from sale of investments	5,257,263	2,702,089
Proceeds from maturity of investments	38,097,968	3,959,300
Real estate and water asset capital expenditure	(16,439,639)	(10,710,767)
Net cash provided by (used in) investing activities	19,392,101	(47,271,077)

FINANCING ACTIVITIES:
Proceeds from common stock offering, net		100,161,057
Sale of treasury stock for deferred compensation plans		29,392
Excess tax benefits from stock based payment arrangements	332,774
Proceeds from borrowings	6,341,988
Net cash provided by financing activities	6,674,762	100,190,449

Effect of exchange rate changes on cash	(3,749,975)	(111,567)

INCREASE IN CASH AND CASH EQUIVALENTS	14,373,985	46,124,103

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	70,791,025	136,621,578

CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,165,010	$182,745,681

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized)		$125,523
Cash paid for income taxes	$14,400	$2,032,900
Non-cash investing and financing activities:
Change in capitalized costs included in other liabilities	$11,921,811	$5,896,849

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

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other than temporary impairments and the application of the equity method of accounting, unpaid losses and loss adjustment expenses, reinsurance receivables, real estate and water assets, deferred income taxes, stock-based compensation and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 2008 and December 31, 2007, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation:

At March 31, 2008 the Company had one stock-based payment arrangement outstanding:

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

For the three months ended March 31, 2008, the Company recognized $997,000 of stock-based compensation expense from the SAR granted during 2007.  The calculation of the stock-based compensation expense under Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), was performed using the Black-Scholes option-pricing model and is affected by various assumptions regarding certain subjective variables. These variables include, but are not limited to, expected dividend yield, expected stock price volatility over the term of the awards, the risk-free interest rates, the estimated forfeiture rates, and the expected life of the options. Expected volatility is based on the actual trading volatility of the Company’s common stock. The Company uses historical experience to estimate expected forfeitures and estimated terms. The expected term of a SAR grant represents the period of time that the SAR is expected to be outstanding. The risk-free rate is the U.S. Treasury Bond yield that corresponds to the expected term of each SAR grant.  Expected dividend yield is zero as the Company does not foresee paying a dividend in the future.  Forfeitures are estimated to be zero based on the strike price and expected holding period of the SAR.  The Company applied the guidance of Staff Accounting Bulletin No. 110 in estimating the expected term of the SAR.

E Expected volatility	29% — 31%
E Expected term	7 years
R Risk-free rate	4.3% — 4.7%
E Expected dividend yield	0%
Expected forfeiture rate	0%

No new awards were issued, nor were any awards exercised during the three months ended March 31, 2008 and 2007.

A summary of SAR activity under the Plan is as follows:
	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term (In years)
Outstanding at January 1, 2008	2,007,018	$34.72
Granted
Exercised
Outstanding at March 31, 2008	2,007,018	$34.72	8.7
Exercisable at March 31, 2008	1,509,766	$34.72	8.4

At March 31, 2008 none of the outstanding SAR were in-the-money and therefore no additional shares would be issued upon assumed exercise of both the vested and unvested SAR.

A summary of the status of the Company’s unvested SAR as of March 31, 2008 and changes during the three months then ended is as follows:
	SAR	Weighted Average Gant Date Fair Value
Unvested at January 1, 2008	497,252	$ 18.24
Granted
Vested

Unvested at March 31, 2008	497,252	$18.24

At March 31, 2008 there was $6.5 million of unrecognized compensation cost related to unvested SAR granted under the Plan.  That cost is expected to be recognized over the next 2.75 years.

Deferred Compensation:

At March 31, 2008 and December 31, 2007, the Company had $52.7 million and $52.5 million, respectively recorded as deferred compensation payable to various members of management and certain non-employee directors of the Company. The assets of the plan are held in Rabbi Trust accounts which are invested consistent with the Company’s investment policy. The investments are held in separate accounts, accounted for as available for sale securities, and are reported in the accompanying consolidated balance sheets within the caption, “Investments”. Assets of the trust will be distributed according to predetermined payout elections established by each employee.

The Company applies the provisions of Emerging Issues Task Force No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. In summary, investment returns generated are reported within the Company’s financial statements (with a corresponding increase in the trust assets) and an expense is recorded within the caption, “Operating and other costs” for increases in the market value of the assets held with a corresponding increase in the deferred compensation liability (except in the case of PICO stock, which is reported as Treasury Stock, at cost). In the event the trust assets decline in value, the Company reverses previously expensed compensation.

Notes and Other Receivables:

Notes and other receivables primarily consist of installment notes from the sale of real estate. These notes generally have terms of ten years, with interest rates of 8% to 12%. The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends and circumstances. No significant provision for bad debts was required for the three months ended March 31, 2008 and 2007, respectively.

Bank and Other Borrowings:

For the three months ended March 31, 2008, the Company increased its borrowings by $6.3 million under two additional loan facilities in Switzerland.  The additional borrowings bear interest at a weighted average of 4.4% and mature at various dates from 2009 to 2011 and are collateralized by the Company's Swiss investments.   In addition, the Company also recorded $1.6 million of mortgage debt associated with the acquisition of real estate.  The note bears simple interest at the annual rate of 12% and is due in 2009.

Operating and Other Costs:

For the three months ended March 31, 2008 and 2007, a foreign currency gain of $3.8 million and $397,000, respectively is included in the caption, “Operating and other costs” in the accompanying condensed consolidated financial statements.  The gain is derived from the translation of a Swiss Franc denominated loan from PICO to one of its subsidiaries.  When the Swiss Franc appreciates relative to the U.S. dollar – such as the first quarters of 2008 and 2007, PICO records a benefit through the statement of operations to reflect the fact that the subsidiary owes PICO Holdings more U.S. dollars.

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

The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, the Company had recorded approximately $1.4 million of accrued interest related to uncertain tax positions.  The tax years 2002-2006 remain open to examination by the taxing jurisdictions to which the Company’s significant operations are subject.  As of March 31, 2008, the Company does not believe that it is reasonably possible that there will be a material change in the estimated unrecognized tax benefits within the next twelve months.

The income tax provision for the three months ended March 31, 2008 and 2007 is an expense of $4 million on income before tax of $2 million and an expense of $924,000 on income before income tax of $1.4 million, respectively.  The effective rate differs from the statutory rate primarily due to the recognition of interest expense and penalties on uncertain tax positions, the recording of valuation allowances against income tax losses in certain subsidiaries, certain non-deductible compensation expense, and state income tax charges.

Recently Issued Accounting Pronouncements

SFAS 161 - In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for PICO on January 1, 2009. PICO is currently in the process of determining the effect, if any, that the adoption of SFAS 161 will have on the condensed consolidated financial statements.

SFAS 141(R) - In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), “Business Combinations”.   SFAS 141(R) replaces SFAS 141 and requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for PICO on January 1, 2009. PICO is currently in the process of determining the effect, if any, that the adoption of SFAS 141(R) will have on the condensed consolidated financial statements.

SFAS 160 - In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”.  SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for PICO on January 1, 2009. PICO is currently in the process of determining the effect, if any, that the adoption of SFAS 160 will have on the condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

SFAS 159 - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for PICO on January 1, 2008. PICO did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on the condensed consolidated financial statements.

SFAS 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Subsequently, in February 2008, the FASB issued two staff position on SFAS 157 (FSP FAS 157-1 and 157-2) which scope out the lease classification measurements under FASB Statement No. 13 from SFAS 157 and delays the effective date on SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. PICO is currently in the process of determining the effect, if any, the adoption of SFAS 157 for its non-financial assets and liabilities, effective January 1, 2009, will have on the condensed consolidated financial statements.

SFAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2008 by level within the fair value hierarchy. PICO did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis at March 31, 2008. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

	Quoted Prices In Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Balance at March 31, 2008
Available for sale securities (A)	$324,611,272	$3,516,305		$328,127,577
Liabilities
Deferred compensation (B)	$52,670,016			$52,670,016

    Approximately $1.5 million of the Company's investment portfolio does not have a readily available market value and are not included in the above table as the investments are reported at cost.

(A)
Where there are quoted market prices that are readily available in an active market, securities are classified as Level 1 of the valuation hierarchy.  Level 1 marketable equity securities are valued using quoted market prices multiplied by the number of shares owned and debt securities are valued using a market quote in an active market.  Level 2 available for sale securities include securities where the markets are not active, that is where there are few transactions, or the prices are not current or the prices vary considerably over time.

(B)
Deferred compensation plans are compensation plans direct by the Company and structured as a rabbi trust for certain executives and non-employee directors.  The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in each trust account including the shares of PICO Holdings common stock held in the trusts. The related deferred compensation liability represents the fair value of the investment assets.

2.  Net Income (Loss) Per Share

Basic earnings or loss per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings or loss per share is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. SAR are considered common stock equivalents for this purpose.  The number of additional shares is calculated by assuming that the SAR were exercised, and that the proceeds were used to acquire shares of common stock at the average market price during the period.

For the three months ended March 31, 2008 the Company’s stock-settled SAR were excluded from the diluted per share calculation because their effect on the income or loss per share was anti-dilutive.  For the three months ended March 31, 2007 the Company’s stock-settled SAR were included in the diluted per share calculation using the treasury stock method.

3.  Comprehensive Income (Loss)

The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

The components of comprehensive income are as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net income (loss)	$(1,646,675)	$ 520,944
Net change in unrealized appreciation
(depreciation) on available for sale investments	(2,632,106)	7,804,376
Net change in foreign currency translation	2,211,593	458,218
Total comprehensive income (loss)	$ (2,067,188)	$ 8,783,538

Total comprehensive income for the three months ended March 31, 2008 and 2007 is net of deferred income tax benefit of $5.8 million and $4.7 million, respectively.

The components of accumulated other comprehensive income:

	March 31, 2008	December 31, 2007
Unrealized appreciation on available for sale investments	$ 79,824,393	$ 82,456,499
Foreign currency translation	(775,468)	(2,987,061)
Accumulated other comprehensive income	$ 79,048,925	$ 79,469,438

Accumulated other comprehensive income is net of deferred income tax liabilities of $39.2 million and $44.7 million at March 31, 2008 and December 31, 2007, respectively.

Marketable equity securities: The Company’s investments in marketable equity securities totaling $262.4 million at March 31, 2008, consist primarily of investments in common stock of foreign and domestic publicly traded companies. The gross unrealized gains and losses on equity securities were $120.7 million and $3.8 million respectively, at March 31, 2008 and $128.1 million and $2.6 million respectively, at December 31, 2007. The majority of the losses at March 31, 2008 were continuously below cost for less than 12 months.  During the three months ended March 31, 2008, the Company recorded $1.2 million of other than temporary impairment charges on marketable equity securities.  No impairment charges were recorded during the three months ended March 31, 2007.

Corporate Bonds and US Treasury Obligations: At March 31, 2008, the bond portfolio consists of $66 million of publicly traded corporate bonds and $1.2 million United States Treasury obligations. The total bond portfolio had gross unrealized gains and losses of $611,000 and $3.1 million respectively, at March 31, 2008 and gross unrealized gains and losses of $438,000 and $2.6 million respectively, at December 31, 2007. At March 31, 2008 just over 58% of the gross loss was continuously below amortized cost for greater than 12 months. However, the Company does not consider these investments to be other than temporarily impaired because of the Company’s intent and ability to hold these bonds until recovery of fair value, which may be at their maturity. The impairment is primarily due to interest rate fluctuations rather than deterioration of the underlying issuer of the particular bonds. During 2008, the Company recorded a $340,000 impairment charge on one corporate bond due to deterioration of the underlying issuer's financial condition. No impairment charges were recorded during the three months ended March 31, 2007.

.

 4. Commitments and Contingencies
    The California Department of Insurance (“CDI”) is in the process of completing its statutory examination requirement of Citation Insurance Company as of December 31, 2006. A draft report by the CDI has been submitted to the Company which includes a comment on Citation’s financial statements as follows: “A Casualty Actuary from the California Department of Insurance reviewed the loss and loss adjustment expense reserves and concluded that the reserves were deficient by $6.3 million”. The Company disagrees with this comment and the Company’s independent actuary is in communication with the CDI to address this statement. As of March 31, 2008, the Company has not made any adjustment to Citation Insurance Company’s reserves as the final outcome of the CDI statutory examination is uncertain and as our own review of reserves as of December 31, 2007 and the development of case reserves since December 31, 2006 indicates the loss and loss adjustment reserves are adequate for future loss and loss adjustment expenses.

    Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

Exegy Litigation:

HyperFeed Technologies, Inc. (“Hyperfeed”), our majority-owned subsidiary, was a provider of enterprise-wide ticker plant and transaction technology software and services enabling financial institutions to process and use high performance exchange data with Smart Order Routing and other applications. During 2006, PICO and HyperFeed negotiated a business combination with Exegy Incorporated (“Exegy”). On August 25, 2006, PICO, HyperFeed, and Exegy entered into a contribution agreement, pursuant to which the common stock of HyperFeed owned by PICO would have been contributed to Exegy in exchange for Exegy's issuing certain Exegy stock to PICO.  However, in a letter dated November 7, 2006, Exegy informed PICO and HyperFeed that it was terminating the agreement.  In connection with the termination of the contribution agreement, the parties have filed certain lawsuits.

The lawsuit filed by Exegy against PICO and Hyperfeed seeking monetary damages and declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 contribution agreement was valid and the lawsuit filed by PICO and Hyperfeed against Exegy are still pending in the United States Bankruptcy Court, District of Delaware.  On February 22, 2008 PICO and HyperFeed filed amended counterclaims against Exegy in connection with the failed merger, alleging that Exegy’s termination of the contribution agreement was wrongful and in bad faith.  Other than the counterclaims filed on February 22, 2008, by PICO and Hyperfeed against Exegy, no material developments in these proceedings occurred during the first quarter of 2008.

At March 31, 2008, the outcome of this litigation is uncertain.  Consequently, the Company has not accrued any loss that may be associated with this matter.

Fish Springs Ranch, LLC:

In 2006, the Company started construction of a pipeline from Fish Springs in northern Nevada to the north valleys of Reno, Nevada.

The final regulatory approval required for the pipeline project was a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006.  Subsequently, there were two protests against the ROD, and the matter was appealed and subsequently dismissed.  However, in October 2006, one protestant, the Pyramid Lake Paiute Tribe (the "Tribe"), filed an action with the U.S. District Court against the Bureau of Land Management and US Department of the Interior. The Tribe asserted that the exportation of 8,000 acre feet of water per year from Fish Springs would negatively impact their water rights located in a basin within the boundaries of the Tribe reservation.  The Company was able to reach a financial settlement with the Tribe that ended the dispute in June 2007. The settlement agreement is pending ratification by the United States Congress, which PICO anticipates will occur in 2008.  No material developments occurred relating to this dispute or the settlement agreement during the first quarter of 2008.

The Company is subject to various litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5. Segment Reporting

PICO is a diversified holding company engaged in four major operating segments: Water Resource and Water Storage Operations, Real Estate Operations, Business Acquisitions and Financing, and Insurance Operations in Run Off.

The accounting policies of the reportable segments are the same as those described in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Management analyzes segments using the following information:

Segment assets:

	At March 31, 2008	At December 31, 2007
Total Assets:
Water Resource and Water Storage Operations	$223,575,466	$231,863,512
Real Estate Operations	89,665,727	83,750,531
Business Acquisitions and Financing	135,744,118	139,379,376
Insurance Operations in Run Off	229,437,999	221,348,861
.
	$678,423,310	$676,342,280

	Three Months Ended March 31,
	2008	2007
Revenues:
Water Resource and Water Storage Operations	$819,285	$1,075,671
Real Estate Operations	1,594,419	3,506,420
Business Acquisitions and Financing	390,228	1,176,406
Insurance Operations in Run Off	1,673,133	2,056,211

Total revenues	$4,477,065	$7,814,708

Income (Loss) Before Taxes and Minority Interest:
Water Resource and Water Storage Operations	$(960,038)	$(381,051)
Real Estate Operations	422,124	2,200,019
Business Acquisitions and Financing	1,343,201	(2,074,965)
Insurance Operations in Run Off	1,209,256	1,700,849
Income before income taxes and minority interest	$2,014,543	$1,444,852

6. Subsequent Event

On April 22, 2008, the Company sold its interest in Junfraubahn Holding AG.  At March 31, 2008 the Company owned approximately 23% of Jungfraubahn and accounted for the investment under SFAS 115, "Investments in Debt and Equity Securities".  Net proceeds to the Company were $75.3 million.  The pre-tax realized gain of approximately $46.1 million will be reported during the three months ending June 30, 2008.

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

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may,” “will,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ materially from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the heading “Risk Factors” in our 2007 Annual Report on Form 10-K and in other filings made from time to time with the United States Securities and Exchange Commission after the date of this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise, in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and our 2007 Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors which may affect our business, financial condition, results of operations, and prospects.

INTRODUCTION
PICO Holdings, Inc. (PICO and its subsidiaries are collectively referred to as “PICO” and “the Company”, and by words such as “we” and “our”) is a diversified holding company. We seek to build and operate businesses where significant value can be created from the development of unique assets, and to acquire businesses which we identify as undervalued and where our management participation in operations can aid in the recognition of the business’s fair value, as well as create additional value.

Our objective is to maximize long-term shareholder value.  Our goal is to manage our operations to achieve a superior return on net assets over the long term, as opposed to short-term earnings.

Our business is separated into four major operating segments:

· Water Resource and Water Storage Operations;
· Real Estate Operations;

· Business Acquisitions & Financing Operations; and
• Insurance Operations in “Run Off”.

Currently our major consolidated subsidiaries are:

•
Vidler Water Company, Inc. (“Vidler”), a business which we started more than 10 years ago, acquires and develops water resources and water storage operations in the southwestern United States, with assets in Nevada, Arizona, Idaho, California, and Colorado;

•
Nevada Land & Resource Company, LLC (“Nevada Land”), an operation that we built since we acquired the company more than 10 years ago, which owns approximately 456,000 acres of former railroad land in Nevada, and certain mineral rights and water rights related to the property;

•	Physicians Insurance Company of Ohio (“Physicians”), which is “running off” its medical professional liability insurance loss reserves;
•	Citation Insurance Company (“Citation”), which is “running off” its property & casualty insurance and workers’ compensation loss reserves; and

•
Global Equity AG, which held our interest in Jungfraubahn Holding AG (“Jungfraubahn”) until it was sold in April 2008. Jungfraubahn is a Swiss public company which operates railway and related tourism and transport activities in the Swiss Alps. Jungfraubahn’s shares trade on the SWX Swiss Exchange.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Shareholders’ Equity
At March 31, 2008, PICO had shareholders’ equity of $525.1 million ($27.88 per share), compared to $525.9 million ($27.92 per share) at December 31, 2007, and $513.9 million ($27.48 per share) at March 31, 2007. The $737,000 decrease in shareholders’ equity during the first quarter of 2008 was primarily due to a $2 million comprehensive loss, which was partially offset by a $1.3 million movement in paid-in capital due primarily to SAR. Book value per share decreased by $0.04, or 0.14%, during the first quarter of 2008.

Comprehensive Income (Loss)
In accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” PICO reports comprehensive income (loss) as well as net income (loss) from the Condensed Consolidated Statement of Operations. Comprehensive income (loss) measures changes in shareholders’ equity from non-owner sources, and includes unrealized items which are not recorded in the Consolidated Statement of Operations, for example, foreign currency translation and the change in investment gains and losses on available-for-sale securities.

For the first quarter of 2008, PICO recorded a comprehensive loss of $2 million. This consisted of a $2.6 million net decrease in unrealized appreciation in investments and the quarter’s $1.6 million net loss, which were partially offset by a $2.2 million foreign currency translation credit.

At March 31, 2008, on a consolidated basis, available-for-sale investments showed a net unrealized gain of $79.8 million after-tax. This compares to a net unrealized gain of $82.4 million after-tax at December 31, 2007.

The majority of the Company’s financial assets and liabilities are recorded at market value in the condensed consolidated financial statements.  Consequently, these financial assets and liabilities are classified as Level 1 under SFAS 157 considering the valuation of these investments is based on observable market quotes in an active market.  We do not anticipate any significant changes to such classification in the foreseeable future.

Segment Results of Operations
Segment revenues and income (loss) before taxes and minority interest for the first quarter of 2008 and 2007 were:

	Three Months Ended March 31,
	2008	2007
Revenues:
Water Resource and Water Storage Operations	$819,000	$1,076,000
Real Estate Operations	1,594,000	3,506,000
Business Acquisitions and Financing	391,000	1,177,000
Insurance Operations in Run Off	1,673,000	2,056,000

Total revenues	$4,477,000	$7,815,000

Income (loss) before income taxes and minority interest:
Water Resource and Water Storage Operations	$(960,000)	$(381,000)
Real Estate Operations	422,000	2,200,000
Business Acquisitions and Financing	1,344,000	(2,075,000)
Insurance Operations in Run Off	1,209,000	1,701,000

Income before income taxes and minority interest	$2,015,000	$1,445,000

 First Quarter Net Income (Loss)
First quarter revenues were $4.5 million in 2008, compared to $7.8 million in 2007, a decrease of $3.3 million year over year.  Revenues from the Real Estate Operations segment declined $1.9 million year over year, primarily due to $1.9 million lower sales of former railroad land in 2008. Revenues from the Business Acquisitions and Financing segment decreased $786,000 year over year, principally due to a $542,000 net realized investment loss on the sale or impairment of securities recorded in 2008, which primarily reflected provisions for other-than-temporary impairment of securities held in deferred compensation accounts.

First quarter costs and expenses were $2.5 million in 2008, compared to $6.4 million in 2007.  A number of expenses changed significantly year over year, combining to result in a $3.9 million decrease.  The cost of real estate and water assets sold was $617,000 lower in 2008 than in 2007, principally due to the lower volume of former railroad land sales in the Real Estate Operations segment.  In 2008, Business Acquisitions & Financing segment expenses included a $997,000 cost related to Stock Appreciation Rights, compared to zero in 2007.  However, a foreign exchange gain reduced Business Acquisitions & Financing segment expenses by $3.8 million, compared to $397,000 in 2007.

PICO recorded income before taxes and minority interest of $2 million in the first quarter of 2008, compared to income before taxes and minority interest of $1.4 million in the first quarter of 2007. The $570,000 year over year increase in first quarter income before taxes and minority interest primarily resulted from a $3.4 million improvement in Business Acquisitions and Financing segment income, principally due to the $3.4 million higher foreign exchange recovery discussed above, which more than offset lower results in the other segments. Real Estate Operations segment income decreased $1.8 million, primarily due to a $1.3 million lower gross margin from the sale of former railroad land. The Water Resource and Water Storage Operations segment loss increased by $579,000, principally as a result of $394,000 lower net investment income and $321,000 higher overhead expenses. Insurance Operations In Run Off segment income declined by $492,000, primarily due to lower realized investment gains, lower net investment income, and higher underwriting and operating expenses.

After a $4 million provision for taxes, and the add-back of $306,000 of minority interest in subsidiary losses, PICO reported a net loss of $1.6 million ($0.09 per share) for the first quarter of 2008.  The effective tax rate for the three months ended March 31, 2008 is 197%, compared to the federal corporate income tax rate of 35%.  The $4 million tax charge exceeds the federal corporate rate due to provisions for interest and penalties on unrecognized tax benefits in accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the recording of valuation allowances against income tax losses in certain subsidiaries, certain compensation expense which is not tax-deductible, and state tax charges.

After a provision for taxes of $924,000, PICO reported net income of $521,000 ($0.03 per share) for the first quarter of 2007.  The effective tax rate for the three months ended March 31, 2007 is 63.9% compared to the federal corporate income tax rate of 35%, primarily due to the write-off of a $314,000 foreign income tax credit.

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended March 31,
	2008	2007
Revenues:
Sale of real estate and water assets	$129,000	$3,000
Net investment income	566,000	960,000
Other	124,000	113,000
Segment total revenues	$819,000	$1,076,000

Expenses:
Cost of real estate and water assets	$(22,000)	$(1,000)
Depreciation and amortization	(277,000)	(261,000)
Overhead	(858,000)	(537,000)
Project expenses	(622,000)	(658,000)
Segment total expenses	$(1,779,000)	$(1,457,000)

Loss before income taxes and minority interest	$(960,000)	$(381,000)

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

Segment Results

In the first quarter of 2008, Vidler generated $819,000 in revenues. Net investment income of $566,000 was earned, primarily from the temporary investment of cash proceeds from the February 2007 equity offerings by PICO. The February 2007 stock offering raised net proceeds of $100.1 million, which were principally allocated to Vidler for new water resource and water storage acquisitions. During 2007 and the first quarter of 2008, Vidler acquired several real estate and water assets from these proceeds, primarily in western Nevada  (see “Western Nevada” below) and Idaho, resulting in lower investment income earned on liquid funds of $394,000 in the first quarter 2008, compared to the first quarter of 2007.

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

Overhead Expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees. Overhead expenses were $858,000 in the first quarter of 2008 compared to $537,000 in the first quarter of 2007. This increase of $321,000 is primarily due to increased staff costs as Vidler’s development activities increased.

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

 Project Expenses were $622,000 in the first quarter of 2008, compared to $658,000 in the first quarter of 2007.

Fish Springs Ranch
Vidler has a 51% membership interest in, and is the managing partner of, Fish Springs Ranch LLC (“Fish Springs”). Fish Springs has constructed a pipeline to convey at least 8,000 acre-feet of water annually from Fish Springs Ranch to a central storage tank in northern Reno, Nevada, which could supply water to the new projects of several developers in the northern valleys.

The current market value of water in the area exceeds the total cost of the pipeline and the water to be supplied. To date, Vidler has entered into agreements to sell approximately 119.5 acre-feet of water at a price of $45,000 per acre-foot, as and when water is delivered through the pipeline.

As of March 31, 2008, construction of the pipeline and related infrastructure has been completed, with the exception of one surge tank. Winter weather delayed construction of the surge tank during the first quarter of 2008, but it is expected that the tank will be fully constructed, and testing of the entire infrastructure will be completed, by May or June 2008. To date, all 28.6 miles of the main transmission pipeline have successfully passed pressure tests, with no observable pressure loss at any segment. Remaining testing includes the surge tank and terminal tank as well as the computerized supervisory control and data acquisition system. We anticipate being able to deliver water after successful completion of this remaining infrastructure testing, and a start-up of the entire system. The pipeline and associated infrastructure will be dedicated to Washoe County under the terms of an Infrastructure Dedication Agreement entered into in 2007 described below.

The total direct costs of the pipeline project are expected to be approximately $90.2 million on completion of the pipeline and related infrastructure.  As of March 31, 2008, $92.1 million of direct pipeline costs and other related expenditure, including interest, has been capitalized within the Real Estate and Water Assets section of our balance sheet.

In accordance with the Fish Springs partnership agreement, all costs related to the pipeline project plus an appropriate financing cost for our 49% minority partner’s share of total costs, will be the first distribution to Vidler from revenues generated from the sale of Fish Springs’ water resources. Any further distributions arising from future revenues from Fish Spring’s water resources, after Vidler has recouped its costs and the financing charge, will be apportioned equally between the partners.

In 2007, Fish Springs entered into an Infrastructure Dedication Agreement (“IDA”) with Washoe County, Nevada. The IDA, together with a Water Banking Trust Agreement (“Water Banking Agreement”) entered into between Fish Springs and Washoe County in 2006, is the final phase to allow Fish Springs Ranch water resources to be delivered to the north valleys of the Reno area.

  Under the Water Banking Agreement, Washoe County holds the transferred and dedicated water rights in trust on behalf of Fish Springs, which will then be able to transfer and assign water rights credits. Fish Springs can sell the water credits to developers, who then must dedicate the water to the local water utility for service. Under the IDA, the entire project infrastructure will be dedicated to Washoe County to operate and maintain as part of their existing water delivery system, with the pipeline capacity, estimated to be at least 18,000 acre feet per year, reserved for Fish Springs.  Fish Springs retains the exclusive right to convey any and all water rights (initially 8,000 acre-feet per year) through the project infrastructure.

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

Lincoln/Vidler is responsible for obtaining the right-of-way over federally managed lands relating to a pipeline to convey the water rights from Kane Springs on behalf of the buyer of the 1,000 acre-feet awarded to Lincoln/Vidler. On obtaining the right-of-way, which is expected sometime in 2008, Lincoln/Vidler expects to close on the sale of the permitted water rights for a current price of $7,320 per acre-foot.

Tule Desert Groundwater Basin
 In 1998, Lincoln/Vidler filed for 14,000 acre-feet of water rights for municipal use from the Tule Desert Groundwater Basin. In November 2002, the Nevada State Engineer granted and permitted an application for 2,100 acre-feet of water rights -- which Lincoln/ Vidler subsequently sold to a developer -- and ruled that an additional 7,244 acre-feet could be granted pending additional studies by Lincoln/Vidler. Lincoln/Vidler has completed the required hydro-geological studies and submitted the data to the Nevada State Engineer’s office in March 2008. This data is being reviewed by the U.S. Geological Survey and we anticipate a decision on the award of further water rights by the Nevada State Engineer later in 2008. Lincoln/Vidler has agreements in place with developers to sell up to 7,240 acre-feet of water rights at a current price of $9,075 per acre-foot.

Western Nevada
In the fourth quarter of 2007, Vidler entered into development and improvement agreements with both Carson City and Lyon County, Nevada to provide water resources for planned future growth in Lyon County and to connect the municipal water systems of Carson City and Lyon County.

The agreements allow for Carson River water rights owned or controlled by Vidler to be conveyed for use in Lyon County. The agreements also allow Vidler to bank water with Lyon County and authorize Vidler to build the infrastructure to upgrade and inter-connect the Carson City and Lyon County water systems.

As a result of this Carson-Lyon Intertie project, Carson City will receive greater stability in its peak day demands within the water supply.  In addition, the ranches from which the water rights are being utilized will, in part, be acquired by Carson City for use as precious riverfront open space for the community. It is anticipated that the Lyon County utility will have as much as 4,000 acre-feet of water for development projects in the Dayton corridor for which there is currently limited supplies of water available as well as new water infrastructure to improve Lyon County’s water management program. The connection of the two water systems will also allow Carson City and Lyon County greater stability and flexibility with their water supplies in the event of emergencies such as wildfires or infrastructure failures.

Vidler is in the process of developing the capital budget for the Carson-Lyon Intertie project. Estimated total capital costs for the proposed new infrastructure are expected to be approximately $23 million over a four to six year period. The infrastructure will be sufficient to deliver an expected volume of water totaling 4,000 acre-feet per year. Expenditures on this project are expected to commence in the second quarter of 2008.

As of March 31, 2008, Vidler has acquired and optioned a total of approximately 4,366 acre-feet of water rights consisting of both Carson River agriculture designated water rights and certain municipal and industrial designated water rights.  Out of this total amount, on completion of our re-designation development process, approximately 3,200 acre-feet is expected to be available for municipal use in Lyon County, principally by means of delivery through the proposed new infrastructure.

REAL ESTATE OPERATIONS

	Three Months Ended March 31,
	2008	2007
Revenues:
Sale of real estate and water assets	$365,000	$2,306,000
Net investment income	923,000	857,000
Other	306,000	343,000
Segment total revenues	$1,594,000	$3,506,000

Expenses:
Cost of real estate and water assets	$(128,000)	$ (766,000)
Operating expenses	$(1,044,000)	(540,000)
Segment total expenses	$(1,172,000)	$(1,306,000)

Income before income taxes and minority interest	$422,000	$2,200,000

Currently our largest business in the Real Estate Operations segment is conducted through our subsidiary Nevada Land & Resource Company, LLC (“Nevada Land”). Our real estate operations also comprise the operations of UCP LLC (“UCP”) and Global Equity Corporation (“Global Equity”).

UCP was formed with the objective of acquiring attractive and well-located finished lots, partially-developed lots and un-entitled land in select California markets, where medium-sized regional developers and homebuilders may have liquidity challenges as a result of the downturn in the housing market. In the first quarter of 2008, UCP acquired a total of 40 finished lots, 73 partially-entitled lots and an estimated 960 future lots from un-entitled land, all in and around the Fresno, California region.

Global Equity is a Canadian company which manages the Phoenix Capital Income Trust and its subsidiary Phoenix Capital, Inc. (collectively “Phoenix”). Phoenix was in the business of acquiring interests in privately-traded Canadian real estate partnerships and syndicates (collectively “partnership units”) at an appropriate discount to the value of the underlying real estate owned by the syndicate or partnership, to reflect the lack of a public trading market for the partnership units. Global Equity is managing the existing portfolio of partnership units owned by Phoenix, and Global Equity is the vehicle through which additional partnership units are now being acquired.

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

In the first quarter of 2008, segment total revenues were $1.6 million. Nevada Land sold approximately 4,161 acres of land for $365,000. The average sales price was $88 per acre, and our average basis in the land sold was $31 per acre. The gross margin on land sales was $237,000, which represents a gross margin percentage of 64.9%. Net investment income from liquid funds was $923,000, and other revenues, primarily land lease and royalty income, were $306,000. After segment operating expenses of $1 million, Real Estate Operations generated segment income of $422,000 for the first three months of 2008.

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

The first quarter segment result decreased by $1.8 million year over year. This was due to a $1.3 million decrease in gross margin from land sales year over year, primarily as a result of the significant decrease in the volume of land sold in the first quarter of 2008 compared to the corresponding period in 2007. In addition, segment operating expenses were $504,000 higher in the first quarter of 2008 compared to the corresponding period in 2007, primarily due to the additional overhead incurred in the operations of UCP that commenced in 2008.

Despite the slow-down in land sales at Nevada Land, we are seeing development activity with respect to our geothermal rights, which reflects the increased demand in the U.S. for alternative energy sources. Nevada Land owns the geothermal rights to over 1.3 million acres in northern Nevada. We hold the geothermal rights on property we still own, and we have retained the geothermal rights on all land sales that we previously recorded. Typically, we structure geothermal development agreements with power companies that incorporate a lease element, as well as a royalty on the actual energy generated from a geothermal plant. We are currently managing seven geothermal leases, over a total of 16,500 acres, in varying stages of development with five different power companies.

BUSINESS ACQUISITIONS AND FINANCING OPERATIONS

	Three Months Ended March 31,
	2008	2007
Business Acquisitions and Financing Operations Revenues:
Realized loss on sale or impairment of securities	$(542,000)
Net investment income	933,000	$1,177,000
Segment total revenues	$391,000	$1,177,000

Stock appreciation rights expense	$(997,000)
Other income / (expenses)	1,950,000	$(3,252,000)
Segment total income / (expenses)	$953,000	$(3,252,000)

Income (loss) before income taxes and minority interest	$1,344,000	$(2,075,000)

This segment consists of acquired businesses, strategic interests in businesses, as well as the activities of PICO which are not included in other segments.  The segment also contains the deferred compensation assets held in trust for the benefit of several PICO officers, as well as the corresponding and offsetting deferred compensation liabilities.  Revenues in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.

At March 31, 2008, the largest asset in this segment was our 22.5% interest in Jungfraubahn Holding AG, which had a market value and carrying value of $70.3 million (before taxes).  However, on April 22, 2008, we sold our interest in Jungfraubahn.  See “Sale of Jungfraubahn” below, and Note 6 of Notes To Condensed Consolidated Financial Statements, “Subsequent Event”.

For the first quarter of 2008, Business Acquisitions and Financing segment revenues were $391,000, principally represented by net investment income of $933,000, which was partially offset by a $542,000 net realized loss on the sale or impairment of securities, primarily holdings in deferred compensation accounts.  The net realized loss is offset by a corresponding reduction in deferred compensation payable to the participating officers, which reduced segment total expenses, resulting in no effect on the segment loss before tax.  After a $953,000 recovery of expenses, the segment recorded income before taxes of $1.3 million for the first quarter of 2008.

We regularly review any securities in which we have an unrealized loss.  If we determine that the decline in market value is other-than-temporary, under GAAP we record a charge to reduce the basis of the security from its original cost (or previously written-down value if a provision for other-than-temporary impairment has been recorded in a previous accounting period) to current carrying value, which is typically the market price at the balance sheet date when the provision is recorded.  The determination is based on various factors, primarily the extent and duration of the unrealized loss.  A charge for other-than-temporary impairment is a non-cash charge, which is recorded as a     realized loss.  Charges for other-than-temporary impairment do not affect book value per share, as the after-tax decline in the market value of investments carried under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), is already reflected in shareholders’ equity.  The written-down value becomes our new basis in the investment.

The $542,000 net realized investment loss in the first quarter of 2008 primarily consisted of:
•
a $175,000 charge for other-than-temporary impairment in 3 common stocks held in deferred compensation accounts. The stocks have been trading continuously below cost, by 20% or more, for at least nine months.  Based on the extent and duration of the unrealized losses, it was determined that the declines in market value are other-than-temporary. Consequently, we recorded a charge to reduce our basis in the stocks to their market value at March 31, 2008; and

•
a $340,000 charge for other-than-temporary impairment of one bond held in deferred compensation accounts.  The bond is a senior collateralized note, however the issuer filed for bankruptcy protection during 2007 and the market value of the pledged collateral declined sharply.  The provision for other-than-temporary impairment reduced the basis in the bond to estimated realizable value at March 31, 2008.

For the first quarter of 2007, Business Acquisitions and Financing segment revenues were $1.2 million, principally represented by net investment income of $1.2 million. After total expenses of $3.3 million, the segment incurred a loss income before taxes of $2.1 million for the first quarter of 2007.

First quarter segment revenues decreased $786,000 year over year, primarily due to the $542,000 net realized investment loss incurred in 2008.

First quarter segment expenses decreased $4.2 million year over year. The expenses recorded in this segment primarily consist of holding company costs which are not allocated to our other segments, for example, rent for our head office, any compensation cost for stock-settled Stock Appreciation Rights (“SAR”), and deferred compensation expense.  In 2008, expenses included a $997,000 SAR expense, compared to zero in the first quarter of 2007.  However, this compensation expense and all other expenses in the segment were exceeded by a $3.8 million exchange rate benefit, which resulted in a total segment recovery of $953,000 in the first quarter of 2008.

Inter-Company Loan
In addition to the interest in Jungfraubahn held in this segment until April 2008, PICO European Holdings, LLC (“PICO European”) holds a portfolio of interests in Swiss public companies.  PICO European is a wholly-owned subsidiary of Physicians Insurance Company of Ohio, and forms part of the Insurance Operations in Run Off segment. Part of PICO European’s funding comes from a loan from PICO Holdings, Inc., which is denominated in Swiss Francs. Since the U.S. dollar is the functional currency for our financial reporting, under GAAP we are required to record a benefit or expense through the statement of operations to reflect fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar, although there is no net impact on consolidated shareholders’ equity before the related tax effects.

During accounting periods when the Swiss Franc appreciates relative to the U.S. dollar – such as the first quarters of 2007 and 2008 – under GAAP we are required to record a benefit through the statement of operations to reflect the fact that PICO European owes PICO Holdings more U.S. dollars.  Consequently, an exchange rate benefit of $3.8 million, which reduced segment expenses, was recorded in PICO’s statement of operations in the first quarter of 2008, compared to a $397,000 exchange rate benefit in the first quarter of 2007.

SAR Expense
During 2005, the Company’s Compensation Committee established a stock-based Stock Appreciation Rights (“SAR”) plan, the PICO Holdings, Inc. Long-Term Incentive Plan (“the 2005 SAR Plan”), which was approved by shareholders in December 2005.

On December 8, 2005, the Compensation Committee granted 2,195,965 stock-based SAR, with an exercise price of $33.76, to various of the Company’s officers, employees, and non-employee directors.  The SAR granted in 2005 were fully vested, and no compensation expense was recorded in accordance with GAAP in effect at the time.

In 2006, PICO adopted SFAS No. 123(R), “Share-Based Payment”.  Under SFAS No. 123(R), where SAR vest over a period of time, compensation expense is recorded over the vesting period.

During 2007, 486,470 stock-settled SAR were granted to four officers with an exercise price of $42.71, and 172,939 stock-settled SAR were granted to one officer with an exercise price of $44.69.  The SAR granted in 2007 vest over four years.

In the first quarter of 2008, SAR expense of $997,000 was recorded related to the 2007 SAR grant, which vests over four years.  The SAR expense was calculated based on the estimated fair value of the vested SAR as of the award date.  We expect to record an additional $6.5 million in compensation expense related to these SAR over the future vesting period.

Sale of Jungfraubahn
In April 2008, we sold our 22.5% interest in Jungfraubahn for 57.7 Swiss Francs (“CHF”) per share, resulting in net proceeds of CHF 75.5 million (approximately US$75.3 million).  To alleviate currency exposure on the sales proceeds, we converted CHF 67.5 million into U.S. dollars at the rate of CHF 1.0111 = US$1.00.  The US$66.8 million is currently invested in a short term deposit with Deutsche Bank AG, Frankfurt (Germany).

The sale of Jungfraubahn will be recorded in the second quarter of our 2008 financial year, ending June 30, 2008.  We estimate that the sale will result in a gain of $46.1 million before taxes in our consolidated statement of operations for the second quarter of 2008, and the 2008 financial year.  However, the sale is expected to have only a minimal effect on shareholders’ equity and book value per share, as most of the gain and related tax effects had already been recorded in previous accounting periods as a net unrealized gain, in the Other Comprehensive Income component of Shareholders’ Equity, since Jungfraubahn was accounted for as an available-for-sale investment under SFAS No. 115.

INSURANCE OPERATIONS IN “RUN OFF”

	Three Months Ended March 31,
	2008	2007
Revenues:
Net investment income	$ 619,000	$816,000
Net realized gain on sale or impairment of investments	1,014,000	1,228,000
Other	40,000	12,000
Segment total revenues	$1,673,000	$2,056,000

Expenses:
Segment total expenses	$(464,000)	$(355,000)

Income Before Taxes:
Physicians Insurance Company of Ohio	$931,000	$1,249,000
Citation Insurance Company	278,000	452,000
Income before income taxes and minority interest	$1,209,000	$1,701,000

This segment consists of Physicians Insurance Company of Ohio and Citation Insurance Company. Both Physicians and Citation are in “run off.” This means that the companies are handling and resolving claims on expired policies, but not writing new business.

Once an insurance company is in “run off” and the last of its policies have expired, typically most revenues come from net investment income (that is, interest from fixed-income securities and dividends from stocks) earned on funds held as part of their insurance business.  In addition, realized gains or losses arise from the sale or impairment of securities.

 Revenues and results in this segment vary considerably from period to period and are not necessarily comparable from year to year, primarily due to fluctuations in net realized investment gains, and favorable or unfavorable development in our loss reserves.

The Insurance Operations in Run Off segment generated total revenues of $1.7 million in the first quarter of 2008, compared to $2.1 million in the first quarter of 2007. Net realized gains on the sale or impairment of securities were $1 million in the first quarter of 2008, compared to $1.2 million in the first quarter of 2007. Net investment income was $619,000 in the first quarter of 2008, compared to $816,000 in the first quarter of 2007. Operating and underwriting expenses were $464,000 in the first quarter of 2008, compared to $355,000 in the first quarter of 2007. Consequently, segment income decreased from $1.7 million in the first quarter of 2007 to $1.2 million in the first quarter of 2008.

The $1 million net realized investment gain reported in the first quarter of 2008 consisted of $2 million in gains on the sale of various portfolio holdings, which were partially offset by a $973,000 charge for other-than-temporary impairment of our holdings in 5 common stocks.  These stocks have been trading continuously below cost, by 20% or more, for at least nine months.  Based on the extent and duration of the unrealized losses, it was determined that the declines in market value are other-than-temporary.  Consequently, we recorded a charge to reduce our basis in the stocks to their market value at March 31, 2008.

Physicians Insurance Company of Ohio
At March 31, 2008, Physicians’ loss and loss adjustment reserves were approximately $6.4 million, net of reinsurance, compared to $6.5 million at December 31, 2007. Reserves decreased by $70,000 during the first quarter of 2008 due to payment of claims.   No unusual trends in claims were noted.

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	March 31, 2008	December 31, 2007
Direct Reserves	$6,533,000	$6,603,000
Ceded Reserves	(83,000)	(83,000)
Net medical professional liability insurance reserves	$6,450,000	$6,520,000

Citation Insurance Company
At March 31, 2008, Citation’s claims reserves were $9 million, net of reinsurance, consisting of $3.1 million in net property and casualty insurance reserves and approximately $5.9 million in net workers’ compensation reserves. At December 31, 2007, Citation’s claims reserves were $9.2 million, net of reinsurance, consisting of $3.1 million in net property and casualty insurance reserves and $6.1 million in net workers’ compensation reserves. There were no unusual trends in claims during the first quarter of 2008.

During the first three months of 2008, Citation’s net property and casualty insurance reserves declined by $41,000 due to payment of claims.

During the first three months of 2008, Citation’s net workers’ compensation reserves declined by $208,000.

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	March 31, 2008	December 31, 2007
Property & Casualty Insurance
Direct Reserves	$3,546,000	$3,587,000
Ceded Reserves	(438,000)	(438,000)
Net property and casualty insurance reserves	$3,108,000	$3,149,000

Workers’ Compensation
Direct Reserves	$21,785,000	$22,186,000
Ceded Reserves	(15,940,000)	(16,133,000)
Net workers’ compensation insurance reserves	$5,845,000	$6,053,000

Total reserves	$8,953,000	$9,202,000

LIQUIDITY AND CAPITAL RESOURCES—THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Cash Flow
Our assets primarily consist of our operating subsidiaries, holdings in publicly-traded securities, and cash and cash equivalents. On a consolidated basis, the Company had $85.2 million in cash and equivalents at March 31, 2008, compared to $70.8 million at December 31, 2007.  In addition to cash and cash equivalents, at March 31, 2008, the consolidated group held fixed-income securities with a market value of $67.2 million, and equities with a market value of $262.4 million.

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

In broad terms, the cash flow profile of our principal operating subsidiaries is:

•
As Vidler’s water assets are monetized, Vidler is expected to generate free cash flow as receipts from the sale of real estate and water assets will have overtaken acquisition and development costs, maintenance capital expenditure,  financing costs, and operating expenses;

•
Nevada Land is actively selling real estate which has reached its highest and best use. Nevada Land’s principal sources of cash flow are the proceeds of sales of real estate for cash, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land’s operating and development costs, so Nevada Land is generating strong cash flow.  We are redeploying part of the cash flow from Nevada Land is being redeployed to build the business of UCP, by acquiring lots and un-entitled land in selected California markets; and

•
Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation. The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance companies.

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

As shown in the Condensed Consolidated Statements of Cash Flow, cash and cash equivalents increased by $14.4 million in the first quarter of 2008, compared to a $46.1 million net increase in the first quarter of 2007.

During the first quarter of 2008, Operating Activities used $8 million in cash. The principal operating cash inflows were cash land sales by Nevada Land and repayments on notes related to previous land sales, as well as investment income from the Insurance Operations in Run Off segment and from liquid funds held in the other segments. The principal operating cash outflows relate to the acquisition of real estate and water assets for future development and overhead expenses.

During the first quarter of 2007, Operating Activities used $6.7 million in cash. The principal operating cash inflow was cash land sales by Nevada Land and repayments on notes related to previous land sales. The principal operating cash outflows include overhead expenses, tax payments, and the payment of management incentive compensation related to 2006 performance.

Investing Activities provided $19.4 million of cash in the first quarter of 2008.  Proceeds from the maturity and call of bonds provided cash of $39.8 million.  The principal investing use of cash was $16.4 million for the purchase of property & equipment and costs capitalized to water infrastructure, which primarily related to the Fish Springs pipeline. In addition, new purchases of stocks exceeded sale by $2 million, and we purchased $2 million of fixed-income securities.

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

Financing Activities provided $6.7 million of cash in the first quarter of 2008. This primarily represented the proceeds of an additional fixed advance of CHF (Swiss Francs) 4.5 million ($4.2 million) from our bank in Switzerland, at a 4.43% interest rate, which is due for repayment in 2011.  The additional fixed advance allows PICO European to acquire additional interests in Swiss public companies.

We now have total borrowing capacity in Switzerland of CHF 23 million ($23.2 million), due for repayment from 2009 to 2011.  At March 31, 2008, we had borrowed approximately CHF 22.2 million ($22.4 million) of this capacity.

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

At the time of any such offering, we will establish the terms, including the pricing, and describe how the proceeds from the sale of any such securities will be used.  As of March 31, 2008, we have not issued any securities under the universal shelf registration.  While we have no plans for the current offer or sale of any such securities, the universal shelf registration provides us with increased flexibility and control over the timing and size of any potential financing in response to both market and strategic opportunities.

Share Repurchase Program
In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

As of March 31, 2008, no stock had been repurchased under this authorization.

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

Our balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. We currently have interest rate risk as it relates to its fixed maturity securities, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, our borrowings are short to medium term in nature and therefore approximate fair value. At March 31, 2008, we had $67.2 million of fixed maturity securities, $262.4 million of marketable equity securities that were subject to market risk, of which $173.1 million were denominated in foreign currencies, primarily Swiss francs. Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For fixed maturity securities we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security. At March 31, 2008, the model calculated a loss in fair value of $1.5 million. For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities. For investments denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $52.5 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $30.1 million that would impact the foreign currency translation in shareholders’ equity.

Item 4:  Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information
Item 1.  Legal Proceedings

The Company is subject to various litigation arising in the ordinary course of its business. Members of PICO’s insurance operations segment are frequently a party in claims proceedings and actions regarding insurance coverage, all of which PICO considers routine and incidental to its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

Exegy Litigation:

The lawsuit filed by Exegy against PICO and Hyperfeed seeking monetary damages and declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 contribution agreement was valid and the lawsuit filed by PICO and Hyperfeed against Exegy are still pending in the United States Bankruptcy Court, District of Delaware.  No material developments in these proceedings occurred during the first quarter of 2008.  For more information on these proceedings, see “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians (the “Tribe”) relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, which we anticipate will occur in 2008.  No material developments occurred relating to this dispute or the settlement agreement during the first quarter of 2008.  For more information on this dispute, see “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.  Risk Factors

            There are no material changes to our risk factors described in our Form 10-K for the year ended December 31, 2007, as filed on February 29, 2008.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO. (1)
3(ii)	Amended and Restated By-laws of PICO. (2)
10.1	Trust for PICO Holdings, Inc. Executive Deferred Compensation, dated December 31, 2007, between PICO Holdings, Inc. and Huntington National Bank, N.A., as trustee.
10.2	Trust for PICO Holdings, Inc. Non-Employee Director Deferred Compensation, dated September 25, 2001, between PICO Holdings, Inc. and Huntington National Bank, N.A., as trustee.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to Exhibit 3(i) in the Form 10-Q filed with the SEC on November 7, 2007.
(2)	Incorporated by reference to Exhibit 3(ii) in the Form 8-K filed with the SEC on February 29, 2008.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 7, 2008

PICO HOLDINGS, INC.

By:   /s/ Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Authorized Signatory)