Form 10-Q
period 2008-06-30
PICO HOLDINGS INC /NEW
filed 2008-08-11
CIK 830122

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☑ Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 18,838,772 as of June 30, 2008, excluding 3,247,573 shares of common stock held by the registrant’s subsidiaries.

PICO HOLDINGS, INC.

FORM 10-Q
For the Three Months Ended June 30, 2008

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Investments	$ 228,686,593	$ 365,523,644
Cash and cash equivalents	165,930,852	70,791,025
Notes and other receivables, net	24,998,234	17,151,065
Reinsurance receivables	16,489,856	16,887,953
Real estate and water assets, net	235,260,488	200,605,792
Deferred taxes, net	6,056,350
Property and equipment, net	1,238,664	1,212,394
Other assets	3,942,443	4,170,407
Total assets	$ 682,603,480	$ 676,342,280

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$ 31,305,799	$ 32,376,018
Deferred compensation	53,176,022	52,546,234
Bank and other borrowings	29,096,642	18,878,080
Deferred income taxes, net		17,675,162
Income taxes payable	32,807,804	3,209,651
Other liabilities	17,648,494	25,806,566
Total liabilities	164,034,761	150,491,711

Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
23,263,567 issued and outstanding in 2008 and 23,259,367 in 2007	23,263	23,259
Additional paid-in capital	437,882,756	435,235,358
Accumulated other comprehensive income	42,932,618	79,469,438
Retained earnings	116,001,725	89,405,743
	596,840,362	604,133,798
Treasury stock, at cost (common shares: 4,424,795 in 2008 and 4,425,630 in 2007)	(78,271,643)	(78,283,229)
Total shareholders' equity	518,568,719	525,850,569
Total liabilities and shareholders' equity	$ 682,603,480	$ 676,342,280

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenues:
Net investment income	$ 3,082,923	$ 5,730,337	$ 6,110,549	$ 9,542,404
Net realized gain on investments	49,600,581	210,185	50,072,435	1,618,093
Sale of real estate and water assets	811,363	2,117,378	1,305,771	4,426,376
Rents, royalties and lease income	162,375	151,381	321,931	301,539
Other	266,253	104,995	589,874	139,265
Total revenues	53,923,495	8,314,276	58,400,560	16,027,677
Costs and Expenses:
Operating and other costs	7,172,817	13,026,793	9,189,081	18,252,066
Cost of real estate and water assets sold	172,053	704,342	321,898	1,471,206
Depreciation and amortization	308,255	272,283	604,668	548,695
Total costs and expenses	7,653,125	14,003,418	10,115,647	20,271,967
Income (loss) before income taxes and minority interest	46,270,370	(5,689,142)	48,284,913	(4,244,290)
Provision (benefit) for income taxes	18,328,066	(1,975,946)	22,295,061	(1,052,038)
Income (loss) before minority interest	27,942,304	(3,713,196)	25,989,852	(3,192,252)
Minority interest in loss of subsidiaries	300,353		606,130
Net income (loss)	$ 28,242,657	$ (3,713,196)	$ 26,595,982	$ (3,192,252)

Net income (loss) per common share – basic:	$ 1.50	$ (0.20)	$ 1.41	$ (0.18)
Weighted average shares outstanding	18,836,607	18,769,015	18,835,172	17,811,337

Net income (loss) per common share – diluted:	$ 1.49	$ (0.20)	$ 1.41	$ (0.18)
Weighted average shares outstanding	18,946,837	18,769,015	18,872,797	17,811,337

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
OPERATING ACTIVITIES:
Net cash used in operating activities	$(28,375,943)	$(25,458,736)

INVESTING ACTIVITIES:
Purchases of investments	(20,208,159)	(98,799,107)
Proceeds from sale of investments	90,383,043	3,848,950
Proceeds from maturity of investments	61,192,968	18,213,245
Real estate and water asset capital expenditure	(10,972,382)	(27,138,070)
Net cash provided by (used in) investing activities	120,395,470	(103,874,982)

FINANCING ACTIVITIES:
Proceeds from common stock offering, net		100,141,935
Sale of treasury stock for deferred compensation plans	28,374	29,392
Excess tax benefits from stock based payment arrangements	479,114	4,905,804
Proceeds from borrowings	6,928,629
Net cash provided by financing activities	7,436,117	105,077,131

Effect of exchange rate changes on cash	(4,315,817)	(3,283)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95,139,827	(24,259,870)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	70,791,025	136,621,578

CASH AND CASH EQUIVALENTS, END OF PERIOD	$165,930,852	$112,361,708

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$638,106	$2,865,896
Non-cash investing and financing activities:
Change in capitalized costs included in other liabilities	$4,872,491	$5,608,295
Withhold taxes recorded in additional paid in capital related to stock appreciation rights exercised		$5,398,767

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

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other than temporary impairments and the application of the equity method of accounting, unpaid losses and loss adjustment expenses, reinsurance receivables, real estate and water assets, deferred income taxes, stock-based compensation and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 2008 and December 31, 2007, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation:

At June 30, 2008 the Company had one stock-based payment arrangement outstanding:

The PICO Holdings, Inc. 2005 Long Term Incentive Plan (the "Plan"). The Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors and consultants. A total of 2,654,000 shares of common stock are issuable under the Plan and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled stock appreciation rights (“SAR”), restricted stock awards (“RSA”), performance shares, performance units, restricted stock units, deferred compensation awards and other stock-based awards. The Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes.  Upon exercise of a SAR, the employee will receive newly issued shares of PICO Holdings common stock with a fair value equal to the in-the-money value of the award, less applicable United States Federal, state and local withholding and income taxes.

Restricted Stock Awards:

During the second quarter ended June 30, 2008, and as part of a duly adopted revised director annual compensation program, the Company issued 4,200 RSA to the non-employee Directors of the Company.  Each Director received 700 shares that vest in one year.  Until vested, the shares are held in escrow, but the holder is entitled to vote the shares and receive any dividends.  The Company recorded a total of $157,000 of deferred compensation that will be recognized over the vesting period of the award beginning in the second quarter of 2008.

A summary of Restricted Stock Awards under the Plan is as follows:
RSA
Outstanding at January 1, 2008	-
Granted	4,200
Exercised	-
Outstanding at June 30, 2008	4,200

Stock – Settled SAR

For the three and six months ended June 30, 2008, the Company recognized $997,000 and $2 million, respectively, of stock-based compensation expense from the SAR granted during 2007.  The calculation of the stock-based compensation expense under Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), was performed using the Black-Scholes option-pricing model and is affected by various assumptions regarding certain subjective variables. These variables include, but are not limited to, expected dividend yield, expected stock price volatility over the term of the awards, the risk-free interest rates, the estimated forfeiture rates, and the expected life of the options. Expected volatility is based on the actual trading volatility of the Company’s common stock. The Company uses historical experience to estimate expected forfeitures and estimated terms. The expected term of a SAR grant represents the period of time that the SAR is expected to be outstanding. The risk-free rate is the U.S. Treasury Bond yield that corresponds to the expected term of each SAR grant.  Expected dividend yield is zero as the Company does not foresee paying a dividend in the future.  Forfeitures are estimated to be zero based on the strike price and expected holding period of the SAR.  The Company applied the guidance of Staff Accounting Bulletin No. 110 in estimating the expected term of the SAR.

Expected volatility	29% — 31%
Expected term	7 years
Risk-free rate	4.3% — 4.7%
Expected dividend yield	0%
Expected forfeiture rate	0%

No new SAR were issued, nor were any awards exercised during the three and six months ended June 30, 2008 and 2007.

A summary of SAR activity under the Plan is as follows:
	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining
Outstanding at January 1, 2008	2,007,018	$34.72
Granted	-
Exercised	-
Outstanding at June 30, 2008	2,007,018	$34.72	8 years
Vested and exercisable at June 30, 2008	1,509,766	$34.72	7.6 years

At June 30, 2008, 1.5 million of the total outstanding SAR were in-the-money with an intrinsic value of $13.2 million.  Assuming all of the in-the-money SAR could be exercised, and a 40% withholding tax rate, PICO would issue 181,979 newly issued common shares to the holders of the SAR.

A summary of the status of the Company’s unvested SAR as of June 30, 2008 and changes during the six months then ended is as follows:
	SAR	Weighted Average Gant Date Fair Value
Unvested at January 1, 2008	497,252	$ 18.24
Granted	-
Vested	-

Unvested at June 30, 2008	497,252	$18.24

At June 30, 2008 there was $5.5 million of unrecognized compensation cost related to unvested SAR granted under the Plan.  That cost is expected to be recognized over the next 2.25 years.

Deferred Compensation:

At June 30, 2008 and December 31, 2007, the Company had $53.2 million and $52.5 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee directors of the Company. The assets of the plan are held in Rabbi Trust accounts which are invested consistent with the Company’s investment policy. The investments are held in separate accounts, accounted for as available for sale securities, and are reported in the accompanying consolidated balance sheets within the caption, “Investments”. Assets of the trust will be distributed according to predetermined payout elections established by each employee.

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

Notes and Other Receivables:

Notes and other receivables primarily consist of installment notes from the sale of real estate. These notes generally have terms of ten years, with interest rates of 8% to 12%. The Company records a provision for doubtful accounts to allow for any specific accounts which are estimated to be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends and circumstances. No significant provision for bad debts was required for the three and six months ended June 30, 2008 and 2007, respectively.

Bank and Other Borrowings:

For the six months ended June 30, 2008, the Company increased its borrowings by $6.9 million under two additional Swiss franc loan facilities in Switzerland.  The additional borrowings bear interest at a weighted average of 4.4% and mature at various dates from 2009 to 2011 and are collateralized by the Company's Swiss investments.   In addition, the Company also recorded $1.6 million of mortgage debt associated with the acquisition of real estate.  The note bears simple interest at the annual rate of 12% and is due in 2009.

Realized Gains:

On April 22, 2008, the Company sold its interest in Junfraubahn Holding AG.  The Company had owned approximately 23% of Jungfraubahn and accounted for the investment under SFAS 115, "Investments in Debt and Equity Securities".  Net proceeds to the Company were $75.3 million resulting in pre-tax realized gain of approximately $46.1 million.

Operating and Other Costs:

For the three and six months ended June 30, 2008, the Company reported a foreign currency loss of $647,000 and a gain of $3.1 million, respectively, and for the three and six months ended June 30, 2007, the Company reported a foreign currency loss of $317,000 and a gain of $80,000, respectively. The foreign currency transaction gain or loss, which results from a Swiss Franc denominated loan from PICO Holdings to one of its subsidiaries, is included in the caption, “Operating and other costs” in the accompanying condensed consolidated financial statements.

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

The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense. For the six months ended June 30, 2008, the Company recorded approximately $1.7 million in interest and penalties related to uncertain tax positions.  The tax years 2002-2006 remain open to examination by the taxing jurisdictions to which the Company’s significant operations are subject.  As of June 30, 2008, the Company does not believe that it is reasonably possible that there will be a material change in the estimated unrecognized tax benefits within the next twelve months.

The effective income tax rate is 40% and 46% for the three and six months ended June 30, 2008, respectively, and 35% and 25% for the three and six months ended June 30, 2007, respectively.  The effective rate differs from the statutory rate primarily due to the recognition of interest expense and penalties on uncertain tax positions, operating losses without any associated tax benefit from subsidiaries that are excluded from the consolidated federal income tax return, certain non-deductible compensation expense, and state income tax charges.

Deferred income tax liabilities decreased by $23.8 million and current income tax payable increased by $26.6 million during the six months ended June 30, 2008 primarily due to the sale of Jungfraubahn Holding AG which reduced deferred tax liabilities recorded on the unrealized appreciation by $16.4 million and increased current taxes payable by $18.4 million.  FIN 48 liabilities increased by $11.3 million for a tax liability and associated interest and penalties for a subsidiary in receivership together with a receivable of $9.7 million due from the receiver, who is managing the estate of the subsidiary.

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

Recently Adopted Accounting Pronouncements

SFAS 159 - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for PICO on January 1, 2008. PICO did not apply the fair value option to any of its outstanding instruments and, therefore, SFAS 159 did not have an impact on the condensed consolidated financial statements.

SFAS 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under US GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  PICO adopted SFAS 157 January 1, 2008. Subsequently, in February 2008, the FASB issued two staff position on SFAS 157 (FSP FAS 157-1 and 157-2) which scope out the lease classification measurements under FASB Statement No. 13 from SFAS 157 and delays the effective date on SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. PICO is currently in the process of determining the effect, if any, the adoption of SFAS 157 for its non-financial assets and liabilities, effective January 1, 2009, will have on the condensed consolidated financial statements.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2008 by level within the fair value hierarchy. PICO did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis at June 30, 2008. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

	Quoted Prices In Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Balance at June 30, 2008
Available for sale securities (A)	$223,777,061	$3,441,733		$227,218,794
Liabilities
Deferred compensation (B)	$53,176,022			$53,176,022

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

(B)
Deferred compensation plans are compensation plans directed by the Company and structured as a rabbi trust for certain executives and non-employee directors.  The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in each trust account including the shares of PICO Holdings common stock held in the trusts. The related deferred compensation liability represents the fair value of the investment assets.

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

For the three and six months ended June 30, 2008 the Company’s stock-settled SAR were included in the diluted per share calculation using the treasury stock method.  For the three and six months ended June 30, 2007 the Company’s stock-settled SAR were excluded from the diluted per share calculation because their effect on earnings per share was anti-dilutive.

3.  Comprehensive Income (Loss)

The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

The components of comprehensive income are as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net income (loss)	$ 28,242,657	$ (3,713,196)	$ 26,595,982	$ (3,192,252)
Net change in unrealized appreciation (depreciation) on available for sale securities	(34,675,913)	12,168,869	(37,308,019)	19,973,245
Net change in foreign currency translation	(1,440,394)	599,035	771,199	1,057,253
Total comprehensive income (loss)	$ (7,873,650)	$ 9,054,708	$ (9,940,838)	$ 17,838,246

Total comprehensive income is net of deferred income tax benefit of $17.9 million and $23.7 million for the three and six months ended June 30, 2008, respectively and net of a deferred income tax charge of $4.5 million and $8.2 million for the three and six months ended June 30, 2007, respectively.

The components of accumulated other comprehensive income:

	June 30, 2008	December 31, 2007
Unrealized appreciation on available for sale securities	$ 45,148,480	$ 82,456,499
Foreign currency translation	(2,215,862)	(2,987,061)
Accumulated other comprehensive income	$ 42,932,618	$ 79,469,438

Accumulated other comprehensive income is net of deferred income tax liabilities of $20 million and $44.7 million at June 30, 2008 and December 31, 2007, respectively.

Marketable equity securities: The Company’s investments in marketable equity securities totaling $185.3 million at June 30, 2008, consist primarily of investments in common stock of foreign and domestic publicly traded companies. The gross unrealized gains and losses on equity securities were $71 million and $6.9 million respectively, at June 30, 2008 and $128.1 million and $2.6 million respectively, at December 31, 2007. The majority of the losses at June 30, 2008 were continuously below cost for less than 12 months.  During the three and six months ended June 30, 2008, the Company recorded $754,000 and $1.9 million, respectively, of other than temporary impairment charges on marketable equity securities.  No impairment charges were recorded during the three and six months ended June 30, 2007.

Corporate Bonds and US Treasury Obligations: At June 30, 2008, the Company’s bond portfolio consists of $41.1 million of publicly traded corporate bonds, $1.2 million United States Treasury obligations and $1.1 of Municipal Bonds. The total bond portfolio had gross unrealized gains and losses of $247,000 and $3.5 million respectively, at June 30, 2008 and gross unrealized gains and losses of $438,000 and $2.6 million respectively, at December 31, 2007. At June 30, 2008, slightly more than 80% of the gross loss was continuously below amortized cost for greater than 12 months. However, the Company does not consider these investments to be other than temporarily impaired because of the Company’s intent and ability to hold these bonds until recovery of fair value, which may be at their maturity. The impairment is primarily due to interest rate fluctuations rather than deterioration of the underlying issuer of the particular bonds. During the three and six months ended June 30, 2008, the Company recorded impairment charges of $60,000 and $400,000, respectively, on a corporate bond due to deterioration of the underlying issuer's financial condition. No impairment charges were recorded during the three and six months ended June 30, 2007.

.

 4. Commitments and Contingencies

 The California Department of Insurance (“CDI”) completed its statutory examination requirement of Citation Insurance Company as of December 31, 2006. A draft report by the CDI was presented to the Company which included a deficiency in Citation’s loss and loss adjustment expense reserves of $6.3 million.  The CDI’s opinion of the deficiency was subsequently reduced to $2.5 million and included in their final examination report.  The Company disagreed with the conclusion and although the examination report was issued with an adjustment, the Company was not required to and did not make an adjustment to Citation Insurance Company’s statutory or US GAAP reserves.

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

The lawsuit filed by Exegy against PICO and HyperFeed seeking monetary damages and declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 contribution agreement was valid and the lawsuit filed by PICO and HyperFeed against Exegy are still pending in the United States Bankruptcy Court, District of Delaware.  On February 22, 2008 PICO and HyperFeed filed amended counterclaims against Exegy in connection with the failed merger, alleging that Exegy’s termination of the contribution agreement was wrongful and in bad faith.  Other than the counterclaims filed on February 22, 2008, by PICO and HyperFeed against Exegy, no material developments in these proceedings occurred during the second quarter of 2008.

At June 30, 2008, the outcome of this litigation is uncertain.  Consequently, the Company has not accrued any loss that may be associated with this matter.

Fish Springs Ranch, LLC:

In 2006, the Company started construction of a pipeline from Fish Springs in northern Nevada to the north valleys of Reno, Nevada.

The final regulatory approval required for the pipeline project was a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006.  Subsequently, there were two protests against the ROD, and the matter was appealed and subsequently dismissed.  However, in October 2006, one protestant, the Pyramid Lake Paiute Tribe (the "Tribe"), filed an action with the U.S. District Court against the Bureau of Land Management and US Department of the Interior. The Tribe asserted that the exportation of 8,000 acre feet of water per year from Fish Springs would negatively impact their water rights located in a basin within the boundaries of the Tribe reservation.  The Company was able to reach a $7.3 million financial settlement with the Tribe that ended the dispute in June 2007. The settlement agreement is pending ratification by the United States Congress, which PICO anticipates will occur in the last quarter of 2008 or within the first six months of 2009.  No material developments occurred relating to this dispute or the settlement agreement during the second quarter of 2008.

The Company is subject to various litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5. Segment Reporting

PICO is a diversified holding company engaged in four major operating segments: Water Resource and Water Storage Operations, Real Estate Operations, Insurance Operations in Run Off and Corporate.

The accounting policies of the reportable segments are the same as those described in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"). Management analyzes segments using the following information:

Segment assets:

	At June 30, 2008	At December 31, 2007
Total Assets:
Water Resource and Water Storage Operations	$223,127,297	$231,863,512
Real Estate Operations	80,989,686	83,750,531
Insurance Operations in Run Off	220,106,449	221,348,861
Corporate	158,380,048	139,379,376
Total assets	$682,603,480	$676,342,280

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Water Resource and Water Storage Operations	$377,896	$1,492,627	$1,197,181	$2,466,991
Real Estate Operations	1,571,758	2,960,805	3,166,178	6,467,991
Insurance Operations in Run Off	4,834,439	1,213,198	6,507,571	3,268,643
Corporate	47,139,402	2,647,646	47,529,630	3,824,052
Total Revenues	$53,923,495	$8,314,276	$58,400,560	$16,027,677

Income (Loss) Before Income Taxes and Minority Interest:
Water Resource and Water Storage Operations	$(1,227,923)	$(7,209,479)	$(2,187,961)	$(7,590,530)
Real Estate Operations	440,656	1,638,571	862,780	3,838,589
Insurance Operations in Run Off	4,498,553	862,380	5,707,810	2,563,230
Corporate	42,559,084	(980,614)	43,902,284	(3,055,579)
Income (Loss) Before Income Taxes and Minority Interest	$46,270,370	$(5,689,142)	$48,284,913	$(4,244,290)

6. Subsequent Event

On July 3, 2008, the Company sold its interest in the Semitropic Water Storage Facility. Net proceeds to the Company were $11.7 million.  The sale generated a pre-tax gain of approximately $8.7 million which will be reported during the three months ending September 30, 2008.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying Notes included elsewhere in this report, and the Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K.

Note about “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may”, “will”, “could”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “should,” “target,” “projects,” “contemplates,” “predicts,” “potential”, “continue” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K, and in other filings made from time to time with the U.S. Securities and Exchange Commission after the date of this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

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

Our business is separated into four major operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Insurance Operations in “Run Off”; and
•
Corporate (formerly known as “Business Acquisitions & Financing”).  At June 30, 2008, this segment contains cash, bank time deposits, the assets and related liabilities of deferred compensation plans, interests in small businesses, and other parent company assets.

Currently our major consolidated subsidiaries are:

•
Vidler Water Company, Inc. (“Vidler”), a business which we started more than 10 years ago, acquires and develops water resources and water storage operations in the southwestern United States, with assets in Nevada, Arizona, Idaho, California, and Colorado;

•
Nevada Land & Resource Company, LLC (“Nevada Land”), an operation that we built since we acquired the company more than 10 years ago, which owns approximately 449,000 acres of former railroad land in Nevada, and certain mineral rights and water rights related to the property;

•	Physicians Insurance Company of Ohio (“Physicians”), which is “running off” its medical professional liability insurance loss reserves;
•	Citation Insurance Company (“Citation”), which is “running off” its property & casualty insurance and workers’ compensation loss reserves; and
•
Global Equity AG, a holding company incorporated in Switzerland.  Following the sale of our interest in Jungfraubahn Holding AG (“Jungfraubahn”) in April 2008, Global Equity AG’s assets principally consist of bank time deposits denominated in U.S. Dollars and Swiss Francs.

RESULTS OF OPERATIONS--THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Shareholders’ Equity
At June 30, 2008, PICO had shareholders’ equity of $518.6 million ($27.53 per share), compared to $525.1 million ($27.88 per share) at March 31, 2008, and $525.9 million ($27.92 per share) at December 31, 2007.

Shareholders’ equity decreased by $7.3 million during the first half of 2008, primarily due to a $9.9 million comprehensive loss, which was partially offset by a $2.6 million increase in paid-in capital, principally due to SAR. Book value per share decreased by $0.39, or 1.4%, during the first half of 2008.

During the second quarter of 2008, shareholders’ equity decreased by $6.5 million, primarily due to a $7.9 million comprehensive loss, which was partially offset by a $1.3 million increase in paid-in capital, principally due to SAR.  Book value per share decreased by $0.35, or 1.3%, during the second quarter of 2008.

Comprehensive Income (Loss)
In accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, PICO reports comprehensive income (loss) as well as net income (loss) from the Condensed Consolidated Statement of Operations. Comprehensive income (loss) measures changes in shareholders’ equity from non-owner sources, and includes unrealized items which are not recorded in the Consolidated Statement of Operations, for example, foreign currency translation and the change in unrealized investment gains and losses on available-for-sale securities.

For the second quarter of 2008, PICO recorded a comprehensive loss of $7.9 million. This consisted of a $34.7 million net decrease in unrealized appreciation in investments and a $1.4 million foreign currency translation loss, which was partially offset by the quarter’s net income of $28.2 million. The $34.7 million reduction in unrealized appreciation in investments during the second quarter, and the $28.2 million net income for the quarter, are both primarily due to the sale of our interest in Jungfraubahn in April 2008. At March 31, 2008, Jungfraubahn represented approximately $26.5 million of the total net unrealized appreciation in investments, and the sale of our interest in Jungfraubahn in April 2008 added approximately $30 million to second quarter net income.  Excluding Jungfraubahn, net unrealized appreciation in available-for-sale securities decreased by approximately $8.2 million during the second quarter of 2008.

For the first half of 2008, PICO recorded a comprehensive loss of $9.9 million. This consisted of a $37.3 million net decrease in unrealized appreciation in investments, which was partially offset by the first half’s net income of $26.6 million and a $772,000 foreign currency translation gain. The reduction in unrealized appreciation in investments and net income for the first half of 2008 primarily resulted from the sale of our interest in Jungfraubahn.  At December 31, 2007, Jungfraubahn represented approximately $26.2 million of the total net unrealized appreciation in investments, and the sale of our interest in Jungfraubahn in April 2008 added approximately $30 million net income for the first half of 2008.  Excluding Jungfraubahn, net unrealized appreciation in available-for-sale securities decreased by approximately $11.1 million during the six months ended June 30, 2008.

Segment Results of Operations
Segment revenues and income (loss) before taxes and minority interest for the second quarter and first half of 2008 and 2007 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Water Resource and Water Storage Operations	$378,000	$1,493,000	$1,197,000	$2,467,000
Real Estate Operations	1,572,000	2,961,000	3,166,000	6,467,000
Insurance Operations in Run Off	4,834,000	1,213,000	6,508,000	3,270,000
Corporate	47,139,000	2,647,000	47,530,000	3,824,000
Total Revenues	$53,923,000	$8,314,000	$58,401,000	$16,028,000

Income (Loss) Before Income Taxes and Minority Interest:
Water Resource and Water Storage Operations	$(1,228,000)	$(7,209,000)	$(2,188,000)	$(7,591,000)
Real Estate Operations	441,000	1,639,000	863,000	3,839,000
Insurance Operations in Run Off	4,498,000	862,000	5,708,000	2,563,000
Corporate	42,559,000	(981,000)	43,902,000	(3,055,000)
Income (Loss) Before Income Taxes and Minority Interest	$46,270,000	$(5,689,000)	$48,285,000	$(4,244,000)

Second Quarter Net Income (Loss)
Second quarter revenues were $53.9 million in 2008, compared to $8.3 million in 2007, an increase of $45.6 million year over year. Revenues from the Corporate segment increased $44.5 million year over year, principally due to the $46.1 million realized gain on the sale of our interest in Jungfraubahn in 2008. Revenues from the Insurance Operations in Run Off segment increased $3.6 million year over year, primarily due to a $3.3 million increase in net realized investment gains. These increases were partially offset by revenue decreases year over year of $1.4 million in Real Estate Operations, primarily due to $1.4 million lower land sales revenues, and $1.1 million in Water Resource and Water Storage Operations, primarily due to a $1.3 million decrease in interest earned.

Second quarter costs and expenses were $7.7 million in 2008, compared to $14 million in 2007. The $6.3 million year over year decrease in expenses is principally due to the settlement with the Pyramid Lake Pauite Tribe (“the Tribe settlement”) which resulted in a $7.3 million expense being recorded in the Water Resources and Water Storage Operations segment in the second quarter of 2007, which did not recur in 2008.

PICO recorded income before taxes and minority interest of $46.3 million in the second quarter of 2008, compared to a $5.7 million loss before taxes and minority interest in the second quarter of 2007. The $52 million year over year increase in second quarter income before taxes and minority interest primarily resulted from a $43.5 million increase in the Corporate segment result, principally due to the $46.1 million realized gain on the sale of Jungfraubahn in 2008.  In addition, the Water Resource and Water Storage Operations segment result improved by $6 million, principally due to the $7.3 million Tribe settlement expense recorded in the second quarter of 2007, and the Insurance Operations in Run Off segment result increased by $3.6 million, primarily due to a $3.3 million increase in net realized investment gains.  These increases were partially offset by a $1.2 million year over year decrease in the Real Estate Operations segment result, primarily due to an $874,000 lower gross margin on the sale of real estate.

For the second quarter of 2008, after an income tax provision of $18.3 million and minority interest of $300,000, PICO reported net income of $28.2 million ($1.49 per diluted share).

In the second quarter of 2007, after an income tax benefit of $2 million, PICO reported a net loss of $3.7 million ($0.20 per share).

First Half Net Income (Loss)
Revenues for the first half of 2008 were $58.4 million, compared to $16 million in 2007, an increase of $42.4 million year over year. Revenues from the Corporate segment increased $43.7 million year over year, principally due to the $46.1 million realized gain on the sale of Jungfraubahn in 2008. Revenues from the Insurance Operations in Run Off segment increased $3.2 million year over year, primarily due to a $3.1 million increase in net realized investment gains. These increases were partially offset by revenue decreases year over year of $3.3 million in Real Estate Operations, primarily due to $3.4 million lower land sales revenues, and $1.3 million in Water Resource and Water Storage Operations, primarily due to a $1.7 million decrease in interest earned.

First half costs and expenses were $10.1 million in 2008, compared to $20.3 million in 2007. The $10.2 million year over year decrease in expenses is principally due to the $7.3 million Tribe settlement expense in the Water Resources and Water Storage Operations segment in the first half of 2007, which did not recur in 2008.

PICO recorded income before taxes and minority interest of $48.3 million in the first half of 2008, compared to a $4.2 million loss before taxes and minority interest in the first half of 2007. The $52.5 million year over year increase in first half income before taxes and minority interest primarily resulted from a $47 million increase in the Corporate segment result, principally due to the $46.1 million realized gain on the sale of Jungfraubahn in 2008.  In addition, the Water Resource and Water Storage Operations segment result improved by $5.4 million, principally due to the $7.3 million Tribe settlement expense recorded in the second quarter of 2007, and the Insurance Operations in Run Off segment result increased by $3.1 million, primarily due to a $3.1 million increase in net realized investment gains. These increases were partially offset by a $3 million year over year decrease in the Real Estate Operations segment result, primarily due to an $2.2 million lower gross margin on the sale of real estate.

After an income tax provision of $22.3 million and minority interest of $606,000, PICO reported net income of $26.6 million ($1.41 per diluted share) for the first half of 2008.

For the first half of 2007, after an income tax benefit of $1.1 million, PICO recorded a net loss of $3.2 million ($0.18 per share).

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Sale of real estate and water assets	$116,000	$ 5,000	$246,000	$ 8,000
Net investment income	183,000	1,451,000	749,000	2,411,000
Other	79,000	37,000	202,000	48,000
Segment total revenues	$378,000	$1,493,000	$1,197,000	$2,467,000

Expenses:
Cost of real estate and water assets	$(18,000)	$(2,000)	$(40,000)	$(2,000)
Depreciation and amortization	(282,000)	(255,000)	(559,000)	(517,000)
Overhead	(715,000)	(503,000)	(1,573,000)	(1,039,000)
Project expenses	(591,000)	(7,942,000)	(1,213,000)	(8,500,000)
Segment total expenses	$(1,606,000)	$(8,702,000)	$(3,385,000)	$(10,058,000)
Loss before income taxes and minority interest	$(1,228,000)	$(7,209,000)	$(2,188,000)	$(7,591,000)

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

Segment Results

Vidler generated total revenues of $378,000 in the second quarter of 2008 compared to $1.5 million in the corresponding period in 2007, and $1.2 million in the first half of 2008 compared to $2.5 million in the first half of 2007.

The decline in revenues for both the three and six month period ended June 30, 2008 compared to the corresponding periods in 2007 is due primarily to a reduction in net investment income. This income has been generated largely from the temporary investment of cash proceeds raised from common stock offerings by PICO in May 2006 and February 2007. In aggregate, the stock offerings raised net proceeds of $174.1 million, which were principally allocated to Vidler for existing and new projects, including the design and construction of a pipeline to convey water from Fish Springs Ranch to Reno. See "Fish Springs Ranch” below. As a result of expenditure on new acquisitions and infrastructure of real estate and water assets in the southwestern U.S. throughout 2007 and 2008 to date, Vidler’s funds available for investment have declined, leading to lower levels of net investment income.

Overhead Expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees.

Project Expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees. Project Expenses are expensed as appropriate under US GAAP, and could fluctuate from period to period depending on activity within Vidler’s various water resource projects. Costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized as part of the cost of the asset, and charged to cost of sales when revenue is recognized. Project Expenses principally relate to:

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

Overhead Expenses were little changed year over year, at $715,000 in the second quarter of 2008, compared to $503,000 in the second quarter of 2007. However, Project Expenses were $591,000 in the second quarter of 2008, compared to $7.9 million in the second quarter of 2007. The decrease was due to an expense of $7.3 million in the second quarter of 2007, resulting from a settlement between Fish Springs Ranch LLC and the Pyramid Lake Paiute Tribe. See “Fish Springs Ranch” below.

Overhead Expenses were $1.6 million in the first half of 2008 compared to $1 million in the first half of 2007. This increase of $534,000 is primarily due to increased staff costs as Vidler’s development activities have increased.  However, Project Expenses were $1.2 million in the first half of 2008, compared to $8.5 million in the first half of 2007, due to the $7.3 million expense in the first half of 2007 resulting from the Tribe settlement.

The year over year decreases in the segment’s loss before income taxes and minority interest of $6 million in the second quarter, and $5.4 million in the first half, were principally due to the $7.3 million Tribe settlement expense in 2007, partially offset by higher net investment income earned in 2007 as a result of more liquid funds available in 2007 compared to 2008 for short-term investment. The decline in short-term liquid funds year over year is due to expenditures by Vidler throughout 2007 and 2008 to date on various real estate and water assets in selected areas of the southwestern U.S.  -- including construction of the pipeline at Fish Springs Ranch (see “Fish Springs Ranch” below)

Fish Springs Ranch
Vidler has a 51% membership interest in, and is the managing partner of, Fish Springs Ranch, LLC (“Fish Springs”). Fish Springs has constructed a pipeline to convey at least 8,000 acre-feet of water annually from Fish Springs Ranch to a central storage tank in northern Reno, Nevada, which could supply water to the new projects of several developers in the north valleys of Reno.

As of June 30, 2008, $93.8 million of direct pipeline costs and other related expenditure, including interest, has been capitalized within the Real Estate and Water Assets section of our balance sheet.  As and when water is sold by Fish Springs and revenues are generated, the asset will be expensed as a cost of sale in our consolidated statement of operations in the period in which the associated revenues are recorded.

We believe that the current market value of water in the area exceeds the total cost of the pipeline and the water to be supplied. To date, Vidler has entered into agreements to sell approximately 119.5 acre-feet of water at a price of $45,000 per acre-foot. On July 22, 2008, the pipeline and associated infrastructure was dedicated to Washoe County, Nevada under the terms of an Infrastructure Dedication Agreement (“IDA”) between Washoe County and Fish Springs. Under the provisions of the IDA, Washoe County is responsible for the operation and maintenance of the pipeline and Fish Springs has the exclusive right to the capacity of the pipeline to allow for the sale of water to future development in the north valley area of Reno.  As a result of the dedication of the pipeline to Washoe County, the Fish Springs water is now available for sale, and we expect the sales of 119.5 acre feet to close during our fiscal third quarter ending September 30, 2008. The balance of the water from Fish Springs that has regulatory approval to be imported to the North Valleys of Reno (7,880.5 acre-feet) is also available for sale under a Water Banking Agreement entered into between Fish Springs and Washoe County. Under the Water Banking Agreement, Washoe County holds transferred and dedicated water rights in trust on behalf of Fish Springs, which will then be able to transfer and assign water rights credits. Fish Springs can sell the water credits to developers, who must then dedicate the water to the local water utility for service.

Without changing the potential revenues to Fish Springs, the IDA and Water Banking Agreement allow Washoe County to perform its role as a water utility by delivering and maintaining water service to new developments. The agreements enable Fish Springs to complete its water development project by selling water credits to developers, who can then obtain will-serve commitments from Washoe County.

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

As a result of this Carson-Lyon Intertie project, Carson City will receive greater stability in the peak day demands of its water supply.  In addition, the ranches from which the water rights are being utilized will, in part, be acquired by Carson City for use as precious riverfront open space for the community. It is anticipated that the Lyon County utility will have as much as 4,000 acre-feet of water for development projects in the Dayton corridor for which there is currently limited supplies of water available, as well as new water infrastructure to improve Lyon County’s water management program. The connection of the two water systems will also allow Carson City and Lyon County greater stability and flexibility with their water supplies in the event of emergencies such as wildfires or infrastructure failures.

Estimated total capital costs for the proposed new infrastructure are expected to be approximately $23 million over a four to six year period. The infrastructure will be sufficient to deliver an expected volume of water totaling 4,000 acre-feet per year. Expenditures on this project commenced in the second quarter of 2008.

As of June 30, 2008, Vidler has acquired and optioned water rights consisting of both Carson River agriculture designated water rights and certain municipal and industrial designated water rights. On completion of our re-designation development process of the water rights to municipal and industrial use, we anticipate approximately 4,000 acre-feet to be available for municipal use in Lyon County, principally by means of delivery through the proposed new infrastructure.

Semitropic Water Banking and Exchange Program
On July 2, 2008, Vidler completed the sale of its remaining interest of 30,000 acre-feet of storage capacity at the Semitropic Water Banking and Exchange Program in California. The sale generated cash proceeds of $11.7 million and is expected to give rise to a gain of approximately $8.7 million in our fiscal third quarter for the period ending September 30, 2008. We still retain approximately 10,000 acre-feet of water stored in the facility and we are actively pursuing the sale of this water.

REAL ESTATE OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Sale of real estate and water assets	$689,000	$2,112,000	$1,054,000	$4,419,000
Net investment income	613,000	680,000	1,536,000	1,537,000
Other	270,000	169,000	576,000	511,000
Segment total revenues	$1,572,000	$2,961,000	$3,166,000	$6,467,000

Expenses:
Cost of real estate and water assets	$(154,000)	$(703,000)	$(281,000)	$(1,469,000)
Operating expenses	(977,000)	(619,000)	(2,022,000)	(1,159,000)
Segment total expenses	$(1,131,000)	$(1,322,000)	$(2,303,000)	$(2,628,000)
Income before income taxes and minority interest	$441,000	$1,639,000	$863,000	$3,839,000

Currently our largest business in the Real Estate Operations segment is conducted through our subsidiary Nevada Land & Resource Company, LLC (“Nevada Land”). Our real estate operations also comprise the operations of UCP LLC (“UCP”) and Global Equity Corporation (“Global Equity”).

UCP was formed with the objective of acquiring attractive and well-located finished lots, partially-developed lots and un-entitled land in select California markets, where medium-sized regional developers and homebuilders may have liquidity challenges as a result of the downturn in the housing market. In the first half of 2008, UCP has acquired or controls a total of 57 finished lots, and 1,033 potential lots in various stages of entitlement, all in and around the Fresno, California region.

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

At least annually, or more frequently if needed, Nevada Land reviews the carrying value of its real estate to ensure there is no impairment of the asset.  As of June 30, 2008 there was no impairment.

In the second quarter of 2008, Nevada Land sold approximately 5,915 acres of land for $689,000. The average sales price was $116 per acre, and our average basis in the land sold was $26 per acre. The gross margin on land sales was $535,000, which represents a gross margin percentage of 77.7%.

In the second quarter of 2007, Nevada Land sold approximately 21,620 acres of real estate for $2.1 million. The average sales price was $98 per acre, and our average basis in the land sold was $33 per acre. The gross margin on sales of real estate was $1.4 million, which represents a gross margin percentage of 66.7%.

The second quarter segment result decreased by $1.2 million year over year, principally due to an $874,000, or 62%, decline in gross margin from land sales year over year. This primarily resulted from a 73% decrease in the volume of real estate sold, although the gross margin percentage improved slightly year over year.

In the first half of 2008, Nevada Land sold approximately 10,076 acres of land for $1.1 million. The average sales price was $105 per acre, and our average basis in the land sold was $28 per acre. The gross margin on sales of real estate was $773,000, which represents a gross margin percentage of 73.3%.

In the first half of 2007, segment total revenues were $6.5 million. Nevada Land sold approximately 47,404 acres of real estate for $4.4 million. The average sales price was $93 per acre, and our average basis in the land sold was $31 per acre. The gross margin on land sales was $2.9 million, which represents a gross margin percentage of 66.8%.

The first half segment result decreased by $3 million year over year. This was due to a $2.2 million decrease in gross margin from real estate sales year over year, primarily as a result of the significant decrease (79%) in the volume of land sold in the first half of 2008 compared to the corresponding period in 2007. In addition, segment total expenses were $863,000 higher in the first half of 2008 compared to the corresponding period in 2007, primarily due to the additional overhead incurred in the operations of UCP that commenced in 2008.

Despite the slow-down in real estate sales at Nevada Land, we are seeing strong development activity with respect to our geothermal rights, which appears to reflect the increased demand in the U.S. for alternative energy sources. Nevada Land owns the geothermal rights to over 1.3 million acres in northern Nevada. We hold the geothermal rights on property we still own, and we have retained the geothermal rights on all land sales that we previously recorded. Typically, we structure geothermal development agreements with power companies that incorporate a lease element, as well as a royalty on the actual energy generated from a geothermal plant. We are currently managing seven geothermal leases, over a total of 16,500 acres, in varying stages of development with five different power companies.

INSURANCE OPERATIONS IN RUN OFF

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Net investment income	$1,272,000	$990,000	$1,891,000	$1,807,000
Net realized gain on sale or impairment of investments	3,537,000	204,000	4,551,000	1,432,000
Other	25,000	19,000	66,000	31,000
Segment total revenues	$4,834,000	$1,213,000	$6,508,000	$3,270,000

Expenses:
Segment total expenses	$(336,000)	$(351,000)	$(800,000)	$(707,000)

Income Before Taxes:
Physicians Insurance Company of Ohio	$4,230,000	$742,000	$5,162,000	$1,991,000
Citation Insurance Company	268,000	120,000	546,000	572,000
Income before income taxes and minority interest	$4,498,000	$862,000	$5,708,000	$2,563,000

This segment consists of Physicians Insurance Company of Ohio and Citation Insurance Company. Both Physicians and Citation are in “run off”. This means that the companies are handling and resolving claims on expired policies, but not writing new business.

Once an insurance company is in “run off” and the last of its policies has expired, typically most revenues come from net investment income (that is, interest from fixed-income securities and dividends from stocks) earned on funds held as part of their insurance business.  In addition, realized gains or losses arise from the sale or impairment of the securities investments which correspond to the insurance company’s reserves and shareholders’ equity.

Revenues and results in this segment vary considerably from period to period and are not necessarily comparable from year to year, primarily due to fluctuations in net realized investment gains, and favorable or unfavorable development in our loss reserves.

The Insurance Operations in Run Off segment generated total revenues of $4.8 million in the second quarter of 2008, compared to $1.2 million in the second quarter of 2007. Net investment income was $1.3 million in the second quarter of 2008, compared to $990,000 in the second quarter of 2007. Net realized gains on the sale or impairment of securities were $3.5 million in the second quarter of 2008, compared to $204,000 in the second quarter of 2007. Operating and underwriting expenses were $336,000 in the second quarter of 2008, compared to $351,000 in the second quarter of 2007. Consequently, segment income increased from $862,000 in the second quarter of 2007 to $4.5 million in the second quarter of 2008.

The Insurance Operations in Run Off segment generated total revenues of $6.5 million in the first half of 2008, compared to $3.3 million in the first half of 2007. Net investment income was $1.9 million in the first half of 2008, compared to $1.8 million in the first half of 2007. Net realized gains on the sale or impairment of securities were $4.6 million in the first half of 2008, compared to $1.4 million in the first half of 2007. Operating and underwriting expenses were $800,000 in the first half of 2008, compared to $707,000 in the first half of 2007. Consequently, segment income increased from $2.6 million in the first half of 2007 to $5.7 million in the first half of 2008.

The $3.5 million net realized investment gain reported in the second quarter of 2008 consisted of $3.9 million in gains on the sale of various portfolio holdings, which were partially offset by a $393,000 charge for other-than-temporary impairment of our holdings in three common stocks.  The $4.6 million net realized investment gain reported in the first half of 2008 consisted of $5.9 million in gains on the sale of various portfolio holdings, which were partially offset by a $1.3 million charge for other-than-temporary impairment of our holdings in six common stocks.

We regularly review any securities in which we have an unrealized loss.  If we determine that the decline in market value is other-than-temporary, under US GAAP we record a charge to reduce the basis of the security from its original cost (or previously written-down value if a provision for other-than-temporary impairment has been recorded in a previous accounting period) to current carrying value, which is typically the market price at the balance sheet date when the provision is recorded.  The determination is based on various factors, primarily the extent and duration of the unrealized loss.  A charge for other-than-temporary impairment is a non-cash charge, which is recorded as a realized loss.  Charges for other-than-temporary impairment do not affect book value per share, as the after-tax decline in the market value of investments carried under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), is already reflected in shareholders’ equity.  The written-down value becomes our new basis in the investment.

Based on the extent and duration of the unrealized losses, it was determined that the declines in market value are other-than-temporary.  Consequently, we recorded a charge to reduce our basis in the stocks to their market value at June 30, 2008.

Physicians Insurance Company of Ohio
At June 30, 2008, Physicians’ loss and loss adjustment expense reserves were approximately $6.4 million, net of reinsurance, compared to $6.5 million, net of reinsurance, at December 31, 2007. Net reserves decreased by $106,000 during the first half of 2008, due to the payment of claims. No unusual trends in claims were noted.

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
	June 30, 2008	December 31, 2007

Direct Reserves	$6,497,000	$6,603,000
Ceded Reserves	(83,000)	(83,000)
Net Medical Professional Liability Insurance Reserves	$6,414,000	$6,520,000

Citation Insurance Company
At June 30, 2008, Citation’s claims reserves were approximately $8.7 million, net of reinsurance, consisting of $3.1 million in net property and casualty insurance reserves and $5.6 million in net workers’ compensation reserves. At December 31, 2007, Citation’s claims reserves were approximately $9.2 million, net of reinsurance, consisting of $3.1 million in net property and casualty insurance reserves and $6.1 million in net workers’ compensation reserves. There were no unusual trends in claims during the first half of 2008.

During the first half of 2008, Citation’s net property and casualty insurance reserves declined by $89,000, and Citation’s net workers’ compensation reserves declined by $419,000, due to the payment of claims.

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
	June 30, 2008	December 31, 2007
Property & Casualty Insurance
Direct Reserves	$3,495,000	$3,587,000
Ceded Reserves	(435,000)	(438,000)
Net Property & Casualty Insurance Reserves	$3,060,000	$3,149,000

Workers’ Compensation
Direct Reserves	$21,313,000	$22,186,000
Ceded Reserves	(15,679,000)	(16,133,000)
Net Workers’ Compensation Insurance Reserves	$5,634,000	$6,053,000
Total Reserves	$8,694,000	$9,202,000

CORPORATE

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Net realized gain on sale or impairment of investments	$46,060,000	$ 6,000	$45,519,000	$ 5,000
Net investment income	1,014,000	2,609,000	1,934,000	3,786,000
Other	65,000	32,000	77,000	33,000
Segment total revenues	$47,139,000	$2,647,000	$47,530,000	$3,824,000

Expenses:
Stock appreciation rights expense	$(997,000)		$(1,994,000)
Other	(3,583,000	$(3,628,000)	(1,634,000)	$(6,879,000)
Segment total expenses	$(4,580,000)	$(3,628,000)	$(3,628,000)	$(6,879,000)
Income (loss) before income taxes and minority interest	$42,559,000	$(981,000)	$43,902,000	$(3,055,000)

This segment consists of strategic interests in businesses, and the activities of PICO which are not included in other segments.  The segment also contains the deferred compensation assets held in trust for the benefit of several PICO officers, as well as the corresponding and offsetting deferred compensation liabilities.  Revenues in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.

Until April 2008, the largest asset in this segment was a 22.5% shareholding in Jungfraubahn Holding AG, a publicly-traded Swiss corporation which operates railway and related tourism and transport activities in the Swiss Alps.  On April 22, 2008, we sold our interest in Jungfraubahn for net proceeds of 75.5 million Swiss Francs (“CHF”), or approximately US$75.3 million.  To alleviate currency exposure on the sales proceeds, we converted CHF67.5 million into U.S. dollars, and invested the US$66.8 million in a short term deposit with Deutsche Bank AG, Frankfurt (Germany).

The sale of Jungfraubahn resulted in a gain of $46.1 million before taxes in our consolidated statement of operations in the second quarter and first half of 2008. However, the sale only had a minimal effect on shareholders’ equity and book value per share, as most of the gain and related tax effects had already been recorded in previous accounting periods as a net unrealized gain, in the Other Comprehensive Income component of Shareholders’ Equity.

For the second quarter of 2008, Corporate segment revenues were $47.1 million, principally represented by a net realized investment gain of $46.1 million.  The net realized investment gain primarily consisted of $46.5 million in realized gains on the sale of securities, which were partially offset by a $421,000 provision for other-than-temporary impairment of three common stocks and one bond held in deferred compensation accounts.  The provision for other-than-temporary impairment is offset by a corresponding reduction in deferred compensation payable to the participating officers, which reduces segment total expenses, resulting in no effect on the segment loss before tax.  Based primarily on the extent and duration of the unrealized losses, it was determined that the declines in market value are other-than-temporary, and we recorded a charge to reduce our basis in the securities to their market value at June 30, 2008.

After $4.6 million of expenses, the segment recorded income before taxes of $42.6 million for the second quarter of 2008.

 For the first half of 2008, Corporate segment revenues were $47.5 million, principally represented by a net realized investment gain of $45.5 million.  The net realized investment gain primarily consisted of $46.5 million in realized gains on the sale of securities, which were partially offset by a $936,000 provision for other-than-temporary impairment of five stocks and one bond held in deferred compensation accounts.  After $3.6 million of expenses, the segment recorded income before taxes of $43.9 million for the first half of 2008.

Second quarter segment revenues increased $44.5 million and segment income increased $43.5 million year over year, essentially due to the realized gain on the sale of Jungfraubahn.

Second quarter segment expenses increased $952,000 year over year. The expenses recorded in this segment primarily consist of holding company costs which are not allocated to our other segments, for example, rent for our head office, any compensation cost for stock-settled Stock Appreciation Rights (“SAR”), and deferred compensation expense.  In the second quarter of 2008, expenses included SAR cost of $997,000, compared to zero in the second quarter of 2007, which principally accounted for the year over year increase in second quarter expenses in the segment.

First half segment revenues increased $43.7 million and segment income increased $47 million year over year, essentially due to the realized gain on the sale of Jungfraubahn.

First half segment expenses decreased $3.3 million year over year. During the first half of 2008, segment expenses were reduced by a $3.1 million exchange rate benefit, compared to an $80,000 exchange rate benefit in the first half of 2007 (see next section).

Inter-Company Loan
In addition to the interest in Jungfraubahn held in this segment until April 2008, PICO European Holdings, LLC (“PICO European”) holds a portfolio of interests in Swiss public companies.  PICO European is a wholly-owned subsidiary of Physicians, and forms part of the Insurance Operations in Run Off segment. Part of PICO European’s funding comes from a loan from PICO Holdings, Inc., which is denominated in Swiss Francs. Since the U.S. dollar is the functional currency for our financial reporting, under US GAAP we are required to record a benefit or expense through the statement of operations to reflect fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar affecting the loan amount, although there is no net impact on consolidated shareholders’ equity before the related tax effects.

During accounting periods when the Swiss Franc appreciates relative to the U.S. dollar – such as the first half of 2007 and 2008 – under US GAAP we are required to record a benefit through the statement of operations to reflect the fact that PICO European owes PICO Holdings more U.S. dollars.

Conversely, during accounting periods when the Swiss Franc depreciates relative to the U.S. dollar – such as the second quarter of 2007 and 2008 – we record an expense to reflect the fact that PICO European owes PICO Holdings fewer U.S. dollars.  An exchange rate expense of $647,000 was recorded in PICO’s statement of operations in the second quarter of 2008, compared to a $317,000 exchange rate expense in the second quarter of 2007.

SAR Expense
During 2005, the Company’s Compensation Committee established a stock-based Stock Appreciation Rights (“SAR”) plan, the PICO Holdings, Inc. Long-Term Incentive Plan (“the 2005 SAR Plan”), which was approved by shareholders in December 2005.

On December 8, 2005, the Compensation Committee granted 2,195,965 stock-based SAR, with an exercise price of $33.76, to various Company’s officers, employees, and non-employee directors.  The SAR granted in 2005 were fully vested, and no compensation expense was recorded in accordance with US GAAP in effect at the time.

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

SAR expense of $997,000 for the second quarter of 2008 and $2 million for the first half of 2008 was recorded related to the 2007 SAR grant, which vests over four years.  The SAR expense was calculated based on the estimated fair value of the vested SAR as of the award date.  We expect to record an additional $5.5 million in compensation expense related to these SAR over the future vesting period.

LIQUIDITY AND CAPITAL RESOURCES—SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Cash Flow
Our assets primarily consist of our operating subsidiaries, holdings in publicly-traded securities, and cash and cash equivalents. On a consolidated basis, the Company had $165.9 million in cash and equivalents at June 30, 2008, compared to $70.8 million at December 31, 2007.  In addition to cash and cash equivalents, at June 30, 2008, the consolidated group held fixed-income securities with a market value of $43.4 million, and equities with a market value of $185.3 million.

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

•
Nevada Land is actively selling real estate which has reached its highest and best use. Nevada Land’s principal sources of cash flow are the proceeds of sales of real estate for cash, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land’s operating and development costs, so Nevada Land is generating positive cash flow.  We are redeploying part of the cash flow from Nevada Land to build the business of UCP, by acquiring lots and un-entitled land in selected California markets; and

•
Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation. The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance companies.

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

As shown in the Condensed Consolidated Statements of Cash Flow, cash and cash equivalents increased by $95.1 million in the first half of 2008, compared to a $24.3 million net decrease in the first half of 2007.

During the first half of 2008, Operating Activities used $28.4 million in cash. The principal operating cash inflows were cash land sales by Nevada Land and repayments on notes related to previous land sales, as well as investment income from the Insurance Operations in Run Off segment and from liquid funds held in the other segments. The principal operating cash outflows relate to the acquisition and development of real estate and water assets for future development, and overhead expenses.  During the first half of 2008, we outlaid $27.5 million to acquire and develop real estate and water assets, which is classified as an operating cash flow, since we are in the business of acquiring and developing real estate and water assets with a view to possible re-sale at an appropriate time in the future.

During the first half of 2007, Operating Activities used $25.5 million in cash. The principal operating cash inflow was land sales by Nevada Land and repayments on notes related to previous land sales. The principal operating cash outflows include overhead expenses, tax payments, and the payment of management incentive compensation related to 2006 performance. In addition, an Operating Cash outflow of $4.9 million was recorded, which relates to the exercise of stock-based stock appreciation rights (“SAR”) during the first half of 2007.

In the first half of 2008, Investing Activities provided $120.4 million of cash.  During the first half of 2008, the sale of stocks generated cash of $87.7 million, primarily due to the sale of our interest in Jungfraubahn for $75.3 million, and we used $17.2 million to purchase new stocks.  Proceeds from the maturity and call of bonds provided cash of $63.9 million, and we used $3 million to buy new bonds.  In addition, $11 million was used for the purchase of property & equipment and costs capitalized to water infrastructure, which primarily related to the final stages of the Fish Springs pipeline.

Investing Activities used $103.9 million of cash in the first half of 2007. The principal investing use of cash was a $65.3 million net increase in fixed-income securities, which represents the temporary investment of a portion of the proceeds of the February 2007 stock offering. In addition, $27.1 million was used for property and equipment, primarily related to the Fish Springs pipeline project, and $11.5 million net was invested in stocks.

Financing Activities provided $7.4 million of cash in the first half of 2008, primarily due to a $6.9 million increase in Swiss Franc (CHF) borrowings from our bank in Switzerland. This represented borrowings of CHF 2.8 million ($2.6 million) on our current account facility, and the proceeds of an additional fixed advance of CHF 4.5 million ($4.3 million), which carries a 4.43% interest rate and is due for repayment in 2011.

Separately, during the second quarter of 2008, our bank in Switzerland approved an increase of CHF 2 million in our current account credit facility, which we have not drawn on. We now have total borrowing capacity in Switzerland of CHF 25 million ($24.5 million), consisting of CHF 20 million ($19.6 million) of fixed advances due for repayment from 2009 to 2011, and a CHF 5 million ($4.9 million) current account credit facility.  At June 30, 2008, we had borrowed approximately CHF 22.8 million ($22.3 million) of this capacity. The additional Swiss Franc fixed advance and the increase in the current account credit facility allow PICO European, a subsidiary of Physicians Insurance Company of Ohio, to acquire additional interests in Swiss public companies, financed in the local currency.

Financing Activities provided $105.1 million of cash in the first half of 2007. This primarily represented the sale of 2.8 million newly-issued shares of PICO common stock for net proceeds of $100.1 million. In addition, there was a $4.9 million tax benefit related to the exercise of SAR.

Universal Shelf Registration Statement
In November 2007, we filed a universal shelf registration statement with the SEC for the periodic offering and sale of up to $400 million of debt securities, common stock, and warrants, or any combination thereof, in one or more offerings, over a period of three years.  The SEC declared the registration statement effective in December 2007.

At the time of any such offering, we will establish the terms, including the pricing, and describe how the proceeds from the sale of any such securities will be used.  As of June 30, 2008, we have not issued any securities under the universal shelf registration.  While we have no plans for the current offer or sale of any such securities, the universal shelf registration provides us with increased flexibility and control over the timing and size of any potential financing in response to both market and strategic opportunities.

Share Repurchase Program
In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

As of June 30, 2008, no stock had been repurchased under this authorization.

Off-Balance Sheet Arrangements
As of June 30, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

Our balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. We currently have interest rate risk as it relates to its fixed maturity securities, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, our borrowings are short to medium term in nature and therefore approximate fair value. At June 30, 2008, we had $43.4 million of fixed maturity securities, $185.3 million of marketable equity securities that were subject to market risk, of which $101.8 million were denominated in foreign currencies, primarily Swiss francs. Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For fixed maturity securities we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security. At June 30, 2008, the model calculated a loss in fair value of $2.4 million. For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities. For investments denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $37.1 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $15.9 million that would impact the foreign currency translation in shareholders’ equity.

Item 4:  Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exegy Litigation:

The lawsuit filed by Exegy against PICO and HyperFeed seeking monetary damages and declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 contribution agreement was valid and the lawsuit filed by PICO and HyperFeed against Exegy are still pending in the United States Bankruptcy Court, District of Delaware.  No material developments in these proceedings occurred during the second quarter of 2008.  For more information on these proceedings, see "Item 3. Legal Proceedings" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians (the “Tribe”) relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, which we anticipate will occur in the last quarter of 2008 or within the first six months of 2009.  No material developments occurred relating to this dispute or the settlement agreement during the second quarter of 2008.  For more information on this dispute, see “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A: Risk Factors

There are no material changes to our risk factors described in our Form 10-K for the year ended December 31, 2007, as filed on February 29, 2008.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

PICO’s annual meeting of shareholders was held May 16, 2008.  At the meeting:
(1) the three nominees named in PICO’s 2008 proxy statement, Ronald Langley, John R. Hart, and John D. Weil, were elected to serve as directors for a three-year term expiring in 2011; and
(2) the selection of Deloitte & Touche LLP to serve as independent registered public accounting firm for PICO for 2008 was ratified.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-vote, where applicable, as to each such matter, are set forth below.

	For	Against/ Withheld	Abstained	Broker Non-Votes
(1) Election of Directors:

NOMINEE
Ronald Langley	10,587,584	2,757,589
John R. Hart	10,557,355	2,787,818
John D. Weil	12,359,151	986,022

(2) Ratification of the Independent Auditor	13,246,021	79,860	19,292

PICO's directors, whose terms of office continue, are S. Walter Foulkrod, Richard D. Ruppert, Carlos C. Campbell, and Kenneth J. Slepicka.

Item 5: Other Information

None

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

Date:  August 8, 2008

PICO HOLDINGS, INC.

By:   /s/ Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Authorized Signatory)