Form 10-Q
period 2008-09-30
PICO HOLDINGS INC /NEW
filed 2008-11-07
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 18,840,392 as of September 30, 2008, excluding 3,247,573 shares of common stock held by the registrant’s subsidiaries.

PICO HOLDINGS, INC.

FORM 10-Q
For the Three Months Ended September 30, 2008

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Investments	$194,417,560	$365,523,644
Cash and cash equivalents	139,577,377	70,791,025
Notes and other receivables, net	23,475,892	17,151,065
Reinsurance receivables	16,478,318	16,887,953
Real estate and water assets, net	247,929,146	200,605,792
Deferred income taxes, net	9,652,383
Property and equipment, net	1,564,628	1,212,394
Other assets	3,075,658	4,170,407
Total assets	$636,170,962	$676,342,280

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$30,855,635	$32,376,018
Deferred compensation	34,605,873	52,546,234
Bank and other borrowings	28,203,045	18,878,080
Deferred income taxes, net		17,675,162
Income taxes payable	24,220,278	3,209,651
Other liabilities	16,942,245	25,806,566
Total liabilities	134,827,076	150,491,711

Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
23,265,187 issued and outstanding in 2008 and 23,259,367 in 2007	23,265	23,259
Additional paid-in capital	438,863,676	435,235,358
Accumulated other comprehensive income	24,194,346	79,469,438
Retained earnings	116,534,242	89,405,743
	579,615,529	604,133,798
Treasury stock, at cost (common shares: 4,424,795 in 2008 and 4,425,630 in 2007)	(78,271,643)	(78,283,229)
Total shareholders' equity	501,343,886	525,850,569
Total liabilities and shareholders' equity	$636,170,962	$676,342,280

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Revenues:
Net investment income	$2,599,056	$4,180,743	$8,709,605	$13,723,147
Net realized gain (loss) on investments	(2,313,541)	(848,488)	47,758,894	769,605
Sale of real estate and water assets	429,956	1,477,434	1,735,727	5,903,810
Gain on sale of water storage	8,715,682		8,715,682
Rents, royalties and lease income	166,972	170,101	488,903	471,640
Other	234,366	3,435,709	824,240	3,574,974
Total revenues	9,832,491	8,415,499	68,233,051	24,443,176
Costs and Expenses:
Operating and other costs	1,678,632	6,056,598	10,867,713	24,308,664
Cost of real estate and water assets sold	145,369	426,008	467,267	1,897,214
Depreciation and amortization	334,600	269,431	939,268	818,126
Total costs and expenses	2,158,601	6,752,037	12,274,248	27,024,004
Income (loss) before income taxes and minority interest	7,673,890	1,663,462	55,958,803	(2,580,828)
Provision for income taxes	7,213,702	1,189,928	29,508,763	137,890
Income (loss) before minority interest	460,188	473,534	26,450,040	(2,718,718)
Minority interest in loss of subsidiaries	72,329		678,459
Net income (loss)	$532,517	$473,534	$27,128,499	$(2,718,718)

Net income (loss) per common share – basic:	$0.03	$0.03	$1.44	$(0.15)
Weighted average shares outstanding	18,835,598	18,833,737	18,834,620	18,174,007

Net income (loss) per common share – diluted:	$0.03	$0.02	$1.43	$(0.15)
Weighted average shares outstanding	19,075,268	19,026,136	18,930,047	18,174,007

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
OPERATING ACTIVITIES:
Net cash used in operating activities	$(78,953,089)	$(38,048,344)

INVESTING ACTIVITIES:
Purchases of investments	(31,470,177)	(145,643,885)
Proceeds from sale of investments	109,577,315	5,128,795
Proceeds from maturity of investments	62,192,968	44,609,747
Proceeds from the sale of water storage	11,749,900
Real estate and water asset capital expenditure	(2,207,511)	(35,044,316)
Net cash provided by (used in) investing activities	149,842,495	(130,949,659)

FINANCING ACTIVITIES:
Proceeds from common stock offering, net		100,141,935
Sale of treasury stock for deferred compensation plans	28,374	29,392
Excess tax benefits from stock based payment arrangements	541,267	4,905,804
Proceeds from borrowings	6,152,331
Net cash provided by financing activities	6,721,972	105,077,131

Effect of exchange rate changes on cash	(8,825,027)	(1,294,139)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,786,352	(65,215,011)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	70,791,025	136,621,578

CASH AND CASH EQUIVALENTS, END OF PERIOD	$139,577,377	$71,406,567

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$13,643,030	$5,461,341
Non-cash investing and financing activities:
Construction in progress costs incurred but not paid	$1,280,783	$15,510,891
Mortgage incurred to purchase land	$3,374,186	$5,180,000
Withholding taxes recorded in additional paid in capital related to stock appreciation rights exercised		$5,398,767

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

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other than temporary impairments and the application of the equity method of accounting, unpaid losses and loss adjustment expenses, reinsurance receivables, real estate and water assets, deferred income taxes, stock-based compensation and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of September 30, 2008 and December 31, 2007, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation:

At September 30, 2008 the Company had one stock-based payment arrangement outstanding:

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

Restricted Stock Awards:

During the nine months ended September 30, 2008, and as part of a duly adopted revised director annual compensation program, the Company issued 4,200 RSA to the non-employee Directors of the Company.  Each Director received 700 shares that vest in one year.  Until vested, the shares are held in escrow, but the holder is entitled to vote the shares and receive any dividends.  The Company recorded a total of $157,000 of deferred compensation that will be recognized over the vesting period of the award.

A summary of Restricted Stock Awards under the Plan is as follows:

RSA
Outstanding at January 1, 2008	-
Granted	4,200
-
Outstanding at September 30, 2008	4,200

Stock – Settled SAR

For the three and nine months ended September 30, 2008, the Company recognized $997,000 and $3 million, respectively, of stock-based compensation expense from the SAR granted during 2007.  The calculation of the stock-based compensation expense under Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), was performed using the Black-Scholes option-pricing model and is affected by various assumptions regarding certain subjective variables. These variables include, but are not limited to, expected dividend yield, expected stock price volatility over the term of the awards, the risk-free interest rates, the estimated forfeiture rates, and the expected life of the options. Expected volatility is based on the actual trading volatility of the Company’s common stock. The Company uses historical experience to estimate expected forfeitures and estimated terms. The expected term of a SAR grant represents the period of time that the SAR is expected to be outstanding. The risk-free rate is the U.S. Treasury Bond yield that corresponds to the expected term of each SAR grant.  Expected dividend yield is zero as the Company does not foresee paying a dividend in the future.  Forfeitures are estimated to be zero based on the strike price and expected holding period of the SAR.  The Company applied the guidance of Staff Accounting Bulletin No. 110 in estimating the expected term of the SAR.

The following assumptions were used to calucalte the SAR expense for the three and nine months ended September 30, 2008:
Expected volatility	29% — 31%
Expected term	7 years
Risk-free rate	4.3% — 4.7%
Expected dividend yield	0%
Expected forfeiture rate	0%

A summary of SAR activity under the Plan is as follows:
	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining
Outstanding at January 1, 2008	2,007,018	$36.87
Granted	-
Exercised	(12,000)	$33.67
Outstanding at September 30, 2008	1,995,018	$36.89	7.7 years
Vested and exercisable at September 30, 2008	1,719,190	$35.82	7.6 years

At September 30, 2008, 1.3 million of the total outstanding SAR were in-the-money with an intrinsic value of $2.9 million.  Assuming all of the in-the-money SAR were exercised, and a 40% withholding tax rate, PICO would issue 47,979 newly issued common shares to the holders of the SAR.

A summary of the status of the Company’s unvested SAR as of September 30, 2008 and changes during the nine months then ended is as follows:
	SAR	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	497,252	$18.24
Granted	-
Vested	221,424	18.15

Unvested at September 30, 2008	275,828	$18.31

At September 30, 2008 there was $4.5 million of unrecognized compensation cost related to unvested SAR granted under the Plan.  That cost is expected to be recognized over the next 2 years.

Deferred Compensation:

The deferred compensation liability decreased during the nine months ended September 30, 2008 primarily due to a distribution of $16.1 million to PICO’s former executive Chairman.

At September 30, 2008 and December 31, 2007, the Company had $34.6 million and $52.5 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee directors of the Company.  The assets of the plan are held in Rabbi Trust accounts which are invested consistent with the Company’s investment policy. The investments are held in separate accounts, accounted for as available for sale securities, and are reported in the accompanying consolidated balance sheets within the caption, “Investments.” Assets of the trust will be distributed according to predetermined payout elections established by each employee.

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

Notes and Other Receivables:

Notes and other receivables primarily consist of installment notes from the sale of real estate. These notes generally have terms of ten years, with interest rates of 8% to 12%. The Company records a provision for doubtful accounts to allow for any specific accounts which are estimated to be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends and circumstances. No significant provision for bad debts was required for the three and nine months ended September 30, 2008 and 2007, respectively.

Bank and Other Borrowings:

For the nine months ended September 30, 2008, the Company increased its borrowings by $9.3 million.   The Company incurred $5.9 million under additional Swiss franc loan facilities in Switzerland.  The additional borrowings bear interest at a weighted average of 4.4%, mature at various dates from 2009 to 2011 and are collateralized by the Company's Swiss investments.  The Company also recorded $3.4 million of mortgage debt associated with the acquisition of real estate.  The notes bear simple interest at the annual weighted rate of 9% and are due in 2009.

Realized Gains:

On April 22, 2008, the Company sold its interest in Junfraubahn Holding AG.  The Company had owned approximately 23% of Jungfraubahn and accounted for the investment under SFAS 115, "Investments in Debt and Equity Securities." Net proceeds to the Company were $75.3 million resulting in pre-tax realized gain of $46.1 million.

Gain on the sale of Water Storage:

On July 3, 2008, the Company sold its interest in the Semitropic Water Storage Facility. Net proceeds to the Company were $11.7 million resulting in a pre-tax gain of $8.7 million.

Operating and Other Costs:

For the three and nine months ended September 30, 2008, the Company reported a foreign currency gain of $3.5 million and  $7.3 million, respectively, and for the three and nine months ended September 30, 2007, the Company reported a foreign currency gain of $1.2 million and $1.3 million, respectively.  For the three and nine months ended September 30, 2008 and 2007, the foreign currency transaction gain results from a Swiss Franc denominated loan from PICO Holdings to one of its subsidiaries.  For the three and nine months ended September 30, 2008, the Company also reported a gain within one of its wholly owned foreign subsidiaries in Switzerland that has invested in US currency.  Such gain is the result of the appreciation of the US dollar compared to the Swiss Franc.  However the gain, reported in the statement of operations within the caption, “operating and other costs” in the accompanying condensed consolidated financial statements, is offset with an equal amount that is included in the caption, “accumulated foreign currency” when the Swiss Franc statements are translated into US dollars.

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

The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense. For the nine months ended September 30, 2008, the Company recorded approximately $1.7 million in interest and penalties related to uncertain tax positions.  The tax years 2002-2006 remain open to examination by the taxing jurisdictions to which the Company’s significant operations are subject.  As of September 30, 2008, the Company believes that it is reasonably possible that the FIN 48 tax liability for a subsidiary in receivership may be decreased within the next twelve months as a result of either a statute closing or the receipt of a favorable ruling.  The range of results is from zero to $11.5 million.  The Company has accrued a receivable from a third party, which would offset any cash taxes paid.

The effective income tax rate is 94% and 53% for the three and nine months ended September 30, 2008, respectively, and 72% and -5% for the three and nine months ended September 30, 2007, respectively.  The effective rate differs from the statutory rate in 2008 primarily due to the recognition of income taxes of $4.6 million on previously untaxed earnings and profits of the Company’s wholly owned subsidiary, Global Equity AG (“GEAG”).  Such earnings and profits, previously considered permanently reinvested under SFAS 109, are now expected to be recognized in the Company’s U.S. Federal and state income tax returns.  In addition, in 2008 and the 2007 comparative period, the effective income tax rate reflects interest expense and penalties on uncertain tax positions, operating losses without any associated tax benefit from subsidiaries that are excluded from the consolidated federal income tax return, certain non-deductible compensation expense, and state income tax charges.

Deferred income tax liabilities decreased by $27.3 million and current income tax payable increased by $21 million during the nine months ended September 30, 2008 primarily due to the sale of Jungfraubahn Holding AG which reduced deferred tax liabilities recorded on the unrealized appreciation by $16.4 million and increased current taxes payable by $18.4 million.  FIN 48 liabilities increased by $11.5 million during the nine months ended September 30, 2008 for a tax liability and associated interest and penalties for a subsidiary in receivership together with a receivable of $9.7 million due from the receiver, who is managing the estate of the subsidiary.

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

SFAS 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under US GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  PICO adopted SFAS 157 on January 1, 2008. Subsequently, in February 2008, the FASB issued two staff positions on SFAS 157 (FSP FAS 157-1 and 157-2) which scope out the lease classification measurements under FASB Statement No. 13 from SFAS 157 and delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. PICO is currently in the process of determining the effect, if any, the adoption of SFAS 157 for its non-financial assets and liabilities, effective January 1, 2009, will have on the condensed consolidated financial statements.  SFAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2008 by level within the fair value hierarchy. PICO did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis at September 30, 2008. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

	Quoted Prices In Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Balance at September 30, 2008
Available for sale securities (A)	$189,591,502	$3,391,380		$192,982,882
Liabilities
Deferred compensation (B)	$34,605,873			$34,605,873

Note:  approximately $1.4 million of the Company's investment portfolio does not have a readily available market value and consequently, is not included in the table as the investments are reported at cost.

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

For the three and nine months ended September 30, 2008 and the three months ended September 30, 2007,  the Company’s stock-settled SAR were included in the diluted per share calculation using the treasury stock method.  For the nine months ended September 30, 2007 the Company’s stock-settled SAR were excluded from the diluted per share calculation because their effect on earnings per share was anti-dilutive.

3.  Comprehensive Income (Loss)

The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income for the Company includes foreign currency translation and unrealized holding gains and losses on available for sale securities.

The components of comprehensive income are as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net income (loss)	$532,517	$473,534	$27,128,499	$(2,718,718)
Net unrealized appreciation (depreciation) during the period on available for sale securities	(11,741,988)	3,515,628	(49,050,037)	23,488,873
Net change in foreign currency translation	(6,996,290)	950,645	(6,225,055)	2,007,898
Total comprehensive income (loss)	$(18,205,761)	$4,939,807	$(28,146,593)	$22,778,053

Total comprehensive loss is net of deferred income tax benefit of $3.6 million and $27.3 million for the three and nine months ended September 30, 2008, respectively.  Total comprehensive income is net of deferred income tax benefit and charge of $5 million and $3.2 million for the three and nine months ended September 30, 2007.

The components of accumulated other comprehensive income:

	September 30, 2008	December 31, 2007
Unrealized appreciation on available for sale securities	$33,406,462	$82,456,499
Foreign currency translation	(9,212,116)	(2,987,061)
Accumulated other comprehensive income	$24,194,346	$79,469,438

Accumulated other comprehensive income is net of deferred income tax liabilities of $12.6 million and $44.7 million at September 30, 2008 and December 31, 2007, respectively.

Marketable equity securities: The Company’s investments in marketable equity securities totaling $159.8 million at September 30, 2008, consist primarily of investments in common stock of foreign and domestic publicly traded companies. The gross unrealized gains and losses on equity securities were $54.8 million and $4.9 million respectively, at September 30, 2008 and $128.1 million and $2.6 million respectively, at December 31, 2007. The majority of the losses at September 30, 2008 were continuously below cost for less than 12 months.  During the three and nine months ended September 30, 2008, the Company recorded $5.6 million and $7.5 million, respectively, of other than temporary impairment charges on marketable equity securities.  No impairment charges were recorded during the three and nine months ended September 30, 2007, respectively.

Corporate Bonds and US Treasury Obligations: At September 30, 2008, the Company’s bond portfolio consists of $31.3 million of publicly traded corporate bonds, $1.2 million United States Treasury obligations and $2.1 million of municipal bonds. The total bond portfolio had gross unrealized gains and losses of $281,000 and $5.2 million respectively, at September 30, 2008 and gross unrealized gains and losses of $438,000 and $2.6 million respectively, at December 31, 2007. At September 30, 2008, 70% of the gross loss was continuously below amortized cost for greater than 12 months. However, the Company does not consider these investments to be other than temporarily impaired because of the Company’s intent and ability to hold these bonds until recovery of fair value, which may be at their maturity. The impairment is primarily due to interest rate fluctuations rather than deterioration of the underlying issuer of the particular bonds. During the three and nine months ended September 30, 2008, the Company recorded impairment charges of $49,000 and $449,000, respectively, on a corporate bond due to deterioration of the underlying issuer's financial condition. No impairment charges were recorded during the three and nine months ended September 30, 2007.

4. Commitments and Contingencies

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

Exegy Litigation:

HyperFeed Technologies, Inc. (“HyperFeed”), our majority-owned subsidiary, was a provider of enterprise-wide ticker plant and transaction technology software and services enabling financial institutions to process and use high performance exchange data with Smart Order Routing and other applications. During 2006, PICO and HyperFeed negotiated a business combination with Exegy Incorporated (“Exegy”). On August 25, 2006, PICO, HyperFeed, and Exegy entered into a contribution agreement, pursuant to which the common stock of HyperFeed owned by PICO would have been contributed to Exegy in exchange for Exegy's issuance of certain Exegy stock to PICO.  However, in a letter dated November 7, 2006, Exegy informed PICO and HyperFeed that it was terminating the agreement.  In connection with the termination of the contribution agreement, the parties have filed certain lawsuits.

The lawsuit filed by Exegy against PICO and HyperFeed seeking monetary damages and declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 contribution agreement was valid and the lawsuit filed by PICO and HyperFeed against Exegy are still pending in the United States Bankruptcy Court, District of Delaware.  On February 22, 2008 PICO and HyperFeed filed amended counterclaims against Exegy in connection with the failed merger, alleging that Exegy’s termination of the contribution agreement was wrongful and in bad faith.  Other than the counterclaims filed on February 22, 2008, by PICO and HyperFeed against Exegy, no material developments in these proceedings occurred during the third quarter of 2008.

At September 30, 2008, the outcome of this litigation is uncertain.  Consequently, the Company has not accrued any loss that may be associated with this matter.

Fish Springs Ranch, LLC:

In 2006, the Company started construction of a pipeline from Fish Springs in northern Nevada to the north valleys of Reno, Nevada.

The final regulatory approval required for the pipeline project was a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006.  Subsequently, there were two protests against the ROD, and the matter was appealed and subsequently dismissed.  However, in October 2006, one protestant, the Pyramid Lake Paiute Tribe (the "Tribe"), filed an action with the U.S. District Court against the Bureau of Land Management and US Department of the Interior. The Tribe asserted that the exportation of 8,000 acre feet of water per year from Fish Springs would negatively impact their water rights located in a basin within the boundaries of the Tribe reservation.  The Company was able to reach a $7.3 million financial settlement with the Tribe that ended the dispute in September 2007. The settlement agreement is pending ratification by the United States Congress, which PICO anticipates will occur in the last quarter of 2008 or within the first nine months of 2009.  No material developments occurred relating to this dispute or the settlement agreement during the third quarter of 2008.

The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5. Segment Reporting

PICO is a diversified holding company engaged in four major operating segments: Water Resource and Water Storage Operations, Real Estate Operations, Insurance Operations in Run Off and Corporate (formerly known as Business Aquisitions and Financing).

The accounting policies of the reportable segments are the same as those described in the Company’s 2007 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC"). Management analyzes segments using the following information:

Segment assets:

	At September 30, 2008	At December 31, 2007
Total Assets:
Water Resource and Water Storage Operations	$229,881,238	$231,863,512
Real Estate Operations	78,656,365	83,750,531
Insurance Operations in Run Off	197,66,737	221,348,861
Corporate	130,466,622	139,379,376
Total assets	$636,170,962	$676,342,280

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Water Resource and Water Storage Operations	$9,145,309	$4,600,369	$10,342,490	$7,067,360
Real Estate Operations	953,658	2,590,612	4,119,835	9,057,837
Insurance Operations in Run Off	(507,898)	1,510,656	5,999,673	4,780,064
Corporate	241,422	(286,138)	47,771,053	3,537,915
Total Revenues	$9,832,491	$8,415,499	$68,233,051	$24,443,176

Income (Loss) Before Income Taxes and Minority Interest:
Water Resource and Water Storage Operations	$7,374,882	$2,933,054	$5,186,921	$(4,657,476)
Real Estate Operations	(480,869)	1,486,908	381,911	5,325,497
Insurance Operations in Run Off	(1,010,152)	1,266,268	4,697,658	3,829,498
Corporate	1,790,029	(4,022,768)	45,692,314	(7,078,347)
Income (Loss) Before Income Taxes and Minority Interest	$7,673,890	$1,663,462	$55,958,803	$(2,580,828)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the Unaudited Condensed Consolidated Financial Statements and accompanying Notes included elsewhere in this report, and the Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K.

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
•
Corporate (formerly known as “Business Acquisitions & Financing”).  At September 30, 2008, this segment contains cash, the assets and related liabilities of deferred compensation plans, interests in small businesses, and other parent company assets.

Currently our major consolidated subsidiaries are:

•
Vidler Water Company, Inc. (“Vidler”), a business which we started more than 10 years ago, acquires and develops water resources and water storage operations in the southwestern United States, with assets in Nevada, Arizona, Idaho, California, and Colorado;

•
Nevada Land & Resource Company, LLC (“Nevada Land”), an operation that we built since we acquired the company more than 10 years ago, which owns approximately 446,000 acres of former railroad land in Nevada, and certain mineral rights and water rights related to the property;

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

RESULTS OF OPERATIONS--THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Shareholders’ Equity
At September 30, 2008, PICO had shareholders’ equity of $501.3 million ($26.61 per share), compared to $518.6 million ($27.53 per share) at June 30, 2008, and $525.9 million ($27.92 per share) at December 31, 2007.

Shareholders’ equity decreased by $24.6 million during the first nine months of 2008.  The decrease in shareholders’ equity primarily resulted from a $28.1 million comprehensive loss, which was partially offset by a $3.6 million increase in paid-in capital, principally due to Stock Appreciation Rights (“SAR”). Book value per share decreased by $1.31, or 4.7%, during the first nine months of 2008.

During the third quarter of 2008, shareholders’ equity decreased by $17.3 million, primarily due to a $18.2 million comprehensive loss, which was partially offset by a $981,000 increase in paid-in capital, principally due to SAR.  Book value per share decreased by $0.92, or 3.3%, during the third quarter of 2008.

Comprehensive Income (Loss)
In accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, PICO reports comprehensive income or loss as well as net income or loss from the Condensed Consolidated Statement of Operations. Comprehensive income or loss measures changes in shareholders’ equity from non-owner sources, and includes unrealized items which are not recorded in the Consolidated Statement of Operations, for example, foreign currency translation and the change in unrealized investment gains and losses on available-for-sale securities.

For the third quarter of 2008, PICO recorded a comprehensive loss of $18.2 million. This consisted of an $11.7 million net decrease in unrealized appreciation in investments and a $7 million foreign currency translation loss, which was partially offset by the quarter’s net income of $533,000.

For the first nine months of 2008, PICO recorded a comprehensive loss of $28.1 million. This consisted of the first nine months’ net income of $27.1 million, which was more than offset by a $49 million net decrease in unrealized appreciation in investments and a $6.2 million foreign currency translation loss. The net income for the first nine months of 2008, and the reduction in unrealized appreciation in investments, primarily resulted from the sale of our interest in Jungfraubahn.  At December 31, 2007, Jungfraubahn represented approximately $26.2 million of the total net unrealized appreciation in investments, and the sale of our interest in Jungfraubahn in April 2008 added approximately $30 million net income for the first nine months of 2008.  Excluding Jungfraubahn, net unrealized appreciation in available-for-sale securities decreased by approximately $22.8 million during the nine months ended September 30, 2008.

Subsequent to September 30, 2008, world-wide capital markets experienced significant declines in October.  At October 31, 2008, the fair value of the Company's investment portfolio had decreased approximately $20.8 million, net of income taxes, from the September 30, 2008 value.

Segment Results of Operations
Segment revenues and income (loss) before taxes and minority interest for the third quarter and first nine months of 2008 and 2007 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Water Resource and Water Storage Operations	$9,145,000	$4,600,000	$10,343,000	$7,067,000
Real Estate Operations	954,000	2,591,000	4,120,000	9,058,000
Insurance Operations in Run Off	(508,000)	1,511,000	5,999,000	4,780,000
Corporate	241,000	(287,000)	47,771,000	3,538,000
Total revenues	$9,832,000	$8,415,000	$68,233,000	$24,443,000

Income (loss) Before Income Taxes and Minority Interest:
Water Resource and Water Storage Operations	$7,375,000	$2,933,000	$5,187,000	$(4,657,000)
Real Estate Operations	(481,000)	1,487,000	382,000	5,325,000
Insurance Operations in Run Off	(1,010,000)	1,266,000	4,698,000	3,829,000
Corporate	1,790,000	(4,023,000)	45,692,000	(7,078,000)
Income (loss) Before Income Taxes and Minority Interest	$7,674,000	$1,663,000	$55,959,000	$(2,581,000)

Third Quarter Net Income
Third quarter revenues were $9.8 million in 2008, compared to $8.4 million in 2007, an increase of $1.4 million year over year.

Revenues from the Water Resource and Water Storage Operations segment increased $4.5 million year over year.  This was principally due to the net effect of the $8.7 million pre-tax gain on the sale of our interest in the Semitropic water storage facility included in 2008 revenues, and the absence of the $3.5 million pre-tax gain on the release of restrictions on land in 2007 which did not recur in 2008.   Revenues from the Corporate segment increased by $528,000 year over year, primarily due to a reduction in realized investment losses year over year.  These increases were partially offset by revenue decreases year over year of $1.6 million in Real Estate Operations, primarily due to $1.2 million lower land sales revenues, and $2 million in the Insurance Operations in Run Off segment, principally due to a $1.9 million unfavorable change in net realized investment gains and losses.

Third quarter costs and expenses were $2.2 million in 2008, compared to $6.8 million in 2007. The $4.6 million decrease in expenses is principally due to a $2.5 million year over year decrease in SAR expense, and a $2.3 million year over year increase in foreign exchange gains, which reduced expenses in the Corporate segment,.

PICO recorded income before taxes and minority interest of $7.7 million in the third quarter of 2008, compared to income of $1.7 million before taxes and minority interest in the third quarter of 2007.

The $6 million year over year increase in third quarter income before taxes and minority interest primarily resulted from a $4.4 million increase in the Water Resource and Water Storage Operations segment result.  The year over year improvement in the Water Resource and Water Storage Operations result was principally due to the net effect of the inclusion of $8.7 million pre-tax gain on the sale of our interest in Semitropic Water Banking and Exchange Program (“Semitropic”) in 2008, and the inclusion of the $3.5 million pre-tax gain on the release of restrictions on land in 2007 which did not recur in 2008.  The Corporate segment result improved by $5.8 million year over year, primarily due to a $5.3 million favorable change in segment expenses, principally as a result of the $2.5 million year over year decrease in SAR expense, and $2.3 million higher foreign exchange gains.

These increases were partially offset by year over year decreases in segment income in the other segments.  The Real Estate Operations segment result decreased $2 million, primarily due to an $860,000 lower gross margin on the sale of real estate, $639,000 higher operating expenses, and $487,000 lower interest income.  The Insurance Operations in Run Off segment result decreased by $2.3 million, primarily due to a $1.9 million unfavorable change in net realized investment gains (losses).

For the third quarter of 2008, after an income tax provision of $7.2 million and minority interest of $72,000, PICO reported net income of $533,000 ($0.03 per diluted share).

The effective tax rate of approximately 94% for the three months ended September 30, 2008 significantly exceeds the statutory federal rate of 35%.  This is primarily due to a $4.6 million tax accrual recorded in the third quarter of 2008 for U.S. taxes on previously untaxed earnings and profits of our wholly-owned Swiss subsidiary, Global Equity AG.  Following the sale of our interest in Jungfraubahn, Global Equity AG’s assets consist almost entirely of cash and cash equivalents.  The accrual was recorded as we no longer consider the assets of Global Equity AG to be permanently reinvested outside the U.S.

In the third quarter of 2007, after an income tax benefit of $1.2 million, PICO reported net income of $474,000 ($0.02 diluted earnings per share).

First Nine Months Net Income (Loss)
Revenues for the first nine months of 2008 were $68.2 million, compared to $24.4 million in 2007, an increase of $43.8 million year over year.

The year over year increase in revenues for the first nine months primarily resulted from increases of $44.2 million in revenues from the Corporate segment, principally due to the $46.1 million realized gain on the sale of Jungfraubahn in 2008.  Revenues from the Water Resource and Water Storage Operations segment increased $3.3 million year over year, principally due to the $8.7 million gain on the sale of Semitropic in 2008, partially offset by the $3.5 million gain on release of restrictions on land in 2007.  Revenues from the Insurance Operations in Run Off segment increased by $1.2 million year over year, primarily due to a $1.2 million increase in net realized investment gains. These increases were partially offset by a revenue decrease year over year of $4.9 million in Real Estate Operations, primarily due to $4.5 million lower land sales revenues.

Costs and expenses for the first nine months of 2008 were $12.3 million, compared to $27 million in 2007.  Costs in the Water Resource and Water Storage Operations segment decreased $6.6 million, primarily due to the $7.3 million Tribe settlement expense recorded in the first nine months of 2007 which did not recur in 2008.  Costs in the Corporate segment decreased $8.5 million, principally due to $6 million higher foreign exchange gains, which we recorded as a reduction in expenses, and a $1.5 million year over year decrease in SAR expense.

PICO recorded income before taxes and minority interest of $56 million in the first nine months of 2008, compared to a $2.6 million loss before taxes and minority interest in the first nine months of 2007. The $58.6 million year over year increase in income before taxes and minority interest for the first nine months primarily resulted from a $52.8 million increase in the Corporate segment result, principally due to the $46.1 million realized gain on the sale of Jungfraubahn in 2008 and an $8.5 million reduction in segment expenses, principally due to the $6 million higher foreign exchange gains and a $1.5 million year over year decrease in SAR expense.  In addition, the Water Resource and Water Storage Operations segment result improved by $9.8 million, principally due to the $8.7 million gain on the sale of Semitropic in 2008, and the non-recurrence of the $3.5 million gain on release of restrictions on land and the $7.3 million Tribe settlement expense recorded in the first nine months of 2007, neither of which recurred in 2008.  The Insurance Operations in Run Off segment result increased by $869,000, primarily due to a $1.2 million increase in net realized investment gains. These increases were partially offset by a $4.9 million year over year decrease in the Real Estate Operations segment result, primarily due to a $3 million lower gross margin on the sale of real estate, and $1.5 million higher operating expenses, principally due to the expansion of our wholly-owned subsidiary, Union Community Partners (“UCP”).

After an income tax provision of $29.5 million and minority interest of $678,000, PICO reported net income of $27.1 million ($1.44 per diluted share) for the first nine months of 2008.

The effective tax rate of approximately 53% for the nine months ended September 30, 2008 significantly exceeds the statutory federal rate of 35%, primarily due to a $4.6 million tax accrual recorded in the third quarter of 2008 for U.S. taxes on previously untaxed earnings and profits of Global Equity AG as discussed above.

For the first nine months of 2007, after an income tax provision of $138,000, PICO recorded a net loss of $2.7 million ($0.15 per share).

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007		2008	2007
Revenues:
Sale of real estate and water assets	$8,849,000		$412,000	$9,095,000	$20,000
Net investment income	144,000		1,286,000	893,000	3,697,000
Gain on release of restrictions on land			3,466,000		3,466,000
Other	152,000		(164,000)	355,000	(116,000)
Segment total revenues	$9,145,000		$4,600,000	$10,343,000	$7,067,000

Expenses:
Cost of real estate and water assets sold	$(29,000)	$	$(2,000)	$(70,000)	$(5,000)
Depreciation and amortization	(265,000)		(254,000)	(825,000)	(771,000)
Overhead	(791,000)		(591,000)	(2,363,000)	(1,629,000)
Project expenses	(685,000)		(820,000)	(1,898,000)	(9,319,000)
Segment total expenses	$(1,770,000)		$(1,667,000)	$(5,156,000)	$(11,724,000)
Income (loss) before income taxes and minority interest	$7,375,000		$2,933,000	$5,187,000	$(4,657,000)

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

Segment Results

Vidler generated total revenues of $9.1 million in the third quarter of 2008 compared to $4.6 million in the corresponding period in 2007, and $10.3 million in the first nine months of 2008 compared to $7.1 million in the first nine months of 2007.

The increase in revenues for both the three and nine month period ended September 30, 2008 compared to the corresponding periods in 2007 is due, in part, to a pre - tax gain of $8.7 million recorded in the third quarter of 2008 on the sale of Vidler’s remaining interest in Semitropic. However, revenues in 2007 included a gain on the release of restrictions on land of $3.5 million that did not reoccur in 2008 and net investment income declined in 2008 compared to 2007.

In July 2008, Vidler completed the sale of its remaining interest of 30,000 acre-feet of storage capacity at the Semitropic Water Banking and Exchange Program in California in a transaction with the San Diego County Water Authority. The sale generated cash proceeds of $11.7 million and we recorded a net gain, as revenue, of $8.7 million in the three and nine months ended September 30, 2008. We still retain approximately 10,000 acre-feet of water stored in the facility and we are actively pursuing the sale of this water.

 Net investment income has largely been generated from the temporary investment of cash proceeds raised from common stock offerings by PICO in May 2006 and February 2007. In aggregate, the stock offerings raised net proceeds of $174.1 million, which were principally allocated to Vidler for existing and new projects, including the design and construction of a pipeline to convey water from Fish Springs Ranch to Reno. See "Fish Springs Ranch” below. As a result of expenditures on new acquisitions of real estate and water assets and related infrastructure in the southwestern U.S. throughout 2007 and 2008 to date, Vidler’s funds available for investment have declined, leading to lower levels of net investment income.

Revenues for the third quarter and first nine months of 2007 included a $3.5 million gain on the release of restrictions on the use of 2,428 acres of land in Maricopa County, Arizona to an energy supply company. The energy supply company had purchased approximately 2,428 acres of real estate and related water assets from Vidler in 2001.  At the time of the sale, Vidler recorded certain legal restrictions on both the surface and underground use of the properties. During the third quarter of 2007, Vidler released and terminated the restrictions on the use of the 2,428 acres in Maricopa County in exchange for 503 acres of unencumbered real estate and water assets in La Paz County, Arizona. Vidler established the fair value of the real estate and water assets acquired in the transaction at approximately $3.5 million.  Accordingly, we recorded a $3.5 million pre-tax gain on the exchange in segment income for the third quarter and first nine months of 2007. No such transaction occurred in 2008.

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

Project Expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees. Project Expenses are expensed as incurred and could fluctuate from period to period depending on activity within Vidler’s various water resource projects. Costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized as part of the cost of the asset, and charged to cost of sales when revenue is recognized. Project Expenses principally relate to:

•	the operation and maintenance of the Vidler Arizona Recharge Facility;
•	the utilization of water rights at Fish Springs Ranch as a future municipal water supply for the north valleys of the Reno, Nevada area;
•	the operation of our farm properties in Idaho and maintenance of the associated water rights ; and
•
in the first nine months of 2007, a settlement of all outstanding claims and legal actions with the Pyramid Lake Paiute Tribe (“the Tribe settlement”) by Fish Springs Ranch, LLC, a 51% owned subsidiary of Vidler.

Overhead Expenses were $791,000 in the third quarter of 2008, compared to $591,000 in the third quarter of 2007. Project Expenses were $685,000 in the third quarter of 2008, compared to $820,000 in the third quarter of 2007.

Overhead Expenses were $2.4 million in the first nine months of 2008, compared to $1.6 million in the first nine months of 2007. This year over year increase of approximately $800,000 is primarily due to increased staff costs as Vidler’s development activities and asset base have increased. However, Project Expenses were $1.9 million in the first nine months of 2008, compared to $9.3 million in the first nine months of 2007. The decrease was due to an expense of $7.3 million resulting from the Tribe settlement between Fish Springs Ranch LLC (“Fish Springs”), and the Pyramid Lake Paiute Tribe, in the second quarter of 2007 with respect to the importation of Fish Spring’s water to the north valleys of Reno, Nevada.

The $4.5 million year over year increase in the third quarter segment result was principally due to the $8.7 million gain on the sale of our remaining interest in storage capacity at Semitropic recorded in the third quarter of 2008.However, the change in the segment result was reduced by the recorded gain on release of restrictions on land in 2007 of $3.5 million which did not reoccur in 2008.

The year over year increase of $9.9 million in the first nine months’ segment result was due primarily to an increase in the segment result from the $8.7 million gain on the sale of our remaining interest in storage capacity at Semitropic recorded in the third quarter of 2008 and reduced by the recorded gain on release of restrictions on land in 2007 of $3.5 million as well as the $7.3 million Tribe settlement expense recorded in the first nine months of 2007 with no corresponding expense in 2008.

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

As of September 30, 2008, $94.5 million of direct pipeline costs and other related expenditure, including interest, has been capitalized within the Real Estate and Water Assets section of our balance sheet.  As and when water is sold by Fish Springs and revenues are generated, the asset will be expensed as a cost of sale in our consolidated statement of operations in the period in which the associated revenues are recorded.

In July 2008, the pipeline and associated infrastructure was dedicated to Washoe County, Nevada under the terms of an Infrastructure Dedication Agreement (“IDA”) between Washoe County and Fish Springs. Under the provisions of the IDA, Washoe County is responsible for the operation and maintenance of the pipeline and Fish Springs has the exclusive right to the capacity of the pipeline to allow for the sale of water for future economic development in the north valley area of Reno.  Water from Fish Springs that has regulatory approval to be imported to the North Valleys of Reno (8,000 a.ft.) is also available for sale under a Water Banking Agreement entered into between Fish Springs and Washoe County. Under the Water Banking Agreement, Washoe County holds transferred and dedicated water rights in trust on behalf of Fish Springs, which will then be able to transfer and assign water rights credits. Fish Springs can sell the water credits to developers, who must then dedicate the water to the local water utility for service.

Without changing the potential revenues to Fish Springs, the IDA and Water Banking Agreement allow Washoe County to perform its role as a water utility by delivering and maintaining water service to new developments. The agreements enable Fish Springs to complete its water development project by selling water credits to developers, who can then obtain will-serve commitments from Washoe County.

Since the dedication of the pipeline in July 2008, and, as a result, the Fish Springs water becoming available for sale, during the third quarter we sold one water credit for sales proceeds of $45,750. (One water credit is equivalent to a water right of one acre - foot volume of water per annum in perpetuity). We originally had sales contracts for 119.5 water credits once the water was available for sale. However, given the economic climate in general and the slow –down in development activity in the north valleys of Reno in particular, we have agreed to restructure these sales contracts.  The restructuring allows the purchaser to limit their acquisition of water credits - at a price of $45,000 per water credit – from the funds initially deposited with Vidler as a down - payment under the original sales contract. As such, we have closed the sale of an additional 11.8 water credits in the fourth quarter of 2008 for total sales proceeds of approximately $531,000.

We believe the Fish Springs water credits represent the only source of new water supplies that will be available to developers in order for them to obtain their requisite permits as and when economic activity in and around the Reno area picks up again.

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

Lincoln/Vidler is responsible for obtaining the right-of-way over federally managed lands relating to a pipeline to convey the water rights from Kane Springs on behalf of the buyer of the 1,000 acre-feet awarded to Lincoln/Vidler. On obtaining the right-of-way, which is expected later in 2008, Lincoln/Vidler expects to close on the sale of the permitted water rights for a current price of $8,053 per acre-foot.

Tule Desert Groundwater Basin

In 1998, Lincoln/Vidler filed for 14,000 acre-feet of water rights for municipal use from the Tule Desert Groundwater Basin. In November 2002, the Nevada State Engineer granted and permitted an application for 2,100 acre-feet of water rights -- which Lincoln/ Vidler subsequently sold to a developer -- and ruled that an additional 7,244 acre-feet could be granted pending additional studies by Lincoln/Vidler. Lincoln/Vidler has completed the required hydro-geological studies and submitted the data to the Nevada State Engineer’s office in March 2008. This data is being reviewed by the U.S. Geological Survey and we anticipate a decision on the award of further water rights by the Nevada State Engineer later in 2008. Lincoln/Vidler has agreements in place with developers to sell up to 7,240 acre-feet of water rights at a current price of $9,983 per acre-foot.

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

Estimated total capital costs for the proposed new infrastructure are expected to be approximately $23 million over a four to six year period. The infrastructure will be sufficient to deliver an expected volume of water totaling 4,000 acre-feet per year. Expenditures on this infrastructure project commenced in the second quarter of 2008.

As of September 30, 2008, Vidler has acquired and optioned water rights consisting of both Carson River agriculture designated water rights and certain municipal and industrial designated water rights. On completion of our re-designation development process of the water rights to municipal and industrial use, we anticipate at least 4,000 acre-feet to be available for municipal use in Lyon County, principally by means of delivery through the proposed new infrastructure being constructed by Vidler.

At least annually, or more frequently if needed, Vidler reviews the carrying value of its real estate and water assets to ensure there is no impairment of the asset.  As of September 30, 2008 there was no impairment.

REAL ESTATE OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Sale of real estate and water assets	$297,000	$1,465,000	$1,357,000	$5,884,000
Net investment income	439,000	926,000	1,975,000	2,463,000
Other	218,000	200,000	788,000	711,000
Segment total revenues	$954,000	$2,591,000	$4,120,000	$9,058,000
Expenses:
Cost of real estate and water assets sold	$(116,000)	$(424,000)	$(398,000)	$(1,893,000)
Operating expenses	(1,319,000)	(680,000)	(3,340,000)	(1,840,000)
Segment total expenses	$(1,435,000)	$(1,104,000)	$(3,738,000)	$(3,733,000)
Income (loss) before income taxes and minority interest	$(481,000)	$1,487,000	$382,000	$5,325,000

Currently our largest business in the Real Estate Operations segment is conducted through our subsidiary Nevada Land. Our real estate operations also comprise the operations of UCP.

UCP was formed with the objective of acquiring attractive and well-located finished lots, partially-developed lots and un-entitled land in select California markets, where medium-sized regional developers and homebuilders may have liquidity challenges as a result of the downturn in the housing market. In the first nine months of 2008, UCP has acquired or controls a total of 226 finished lots, and 1,252 potential lots in various stages of entitlement, all in and around the Fresno, California region.

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

At least annually, or more frequently if needed, Nevada Land reviews the carrying value of its real estate to ensure there is no impairment of the asset.  As of September 30, 2008 there was no impairment.

In the third quarter of 2008 Nevada Land sold approximately 2,543 acres of former railroad land for $297,000. The average sales price was $117 per acre, and our average basis in the land sold was $46 per acre. The gross margin on land sales was $181,000, which represents a gross margin percentage of 60.9%.

In the third quarter of 2007 Nevada Land sold approximately 15,104 acres of former railroad land for $1.5 million. The average sales price was $97 per acre, and our average basis in the land sold was $28 per acre. The gross margin on land sales was $1 million, which represents a gross margin percentage of 71.1%.

In the first nine months of 2008 Nevada Land sold approximately 12,619 acres of former railroad for $1.4 million. The average sales price was $107 per acre, and our average basis in the land sold was $32 per acre. The gross margin on land sales was $959,000, which represents a gross margin percentage of 70.7%.

In the first nine months of 2007 Nevada Land sold approximately 62,508 acres of former railroad land for $5.9 million. The average sales price was $94 per acre, and our average basis in the land sold was $30 per acre. The gross margin on land sales was $4 million, which represents a gross margin percentage of 67.8%.

The first nine month segment result decreased by $4.9 million year over year. This was due to a $3 million decrease in gross margin from real estate sales year over year, primarily as a result of the significant decrease (80%) in the volume of land sold in the first nine months of 2008 compared to the corresponding period in 2007. In addition, segment operating expenses were $1.5 million higher in the first nine months of 2008 compared to the corresponding period in 2007, primarily due to the additional overhead incurred in the operations of UCP that commenced in 2008.

Despite the slow-down in real estate sales at Nevada Land, we are seeing strong development activity with respect to our geothermal rights, which appears to reflect the increased demand in the U.S. for alternative energy sources. Nevada Land owns the geothermal rights to over 1.3 million acres in northern Nevada. We hold the geothermal rights on property we still own, and we have retained the geothermal rights on all land sales that we previously recorded. Typically, we structure geothermal development agreements with power companies that incorporate a lease element, as well as a royalty on the actual energy generated from a geothermal plant. We are currently a party to seven geothermal leases, over a total of 16,500 acres, in varying stages of development with five different power companies.

INSURANCE OPERATIONS IN RUN OFF

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Net investment income	$845,000	$866,000	$2,736,000	$2,673,000
Net realized gain or (loss) on sale or impairment of investments	(1,379,000)	521,000	3,171,000	1,953,000
Other	26,000	124,000	92,000	154,000
Segment total revenues	$(508,000)	$1,511,000	$5,999,000	$4,780,000

Expenses:
Segment total expenses	$(502,000)	$(245,000)	$(1,302,000)	$(951,000)

Income Before Taxes:
Physicians Insurance Company of Ohio	$498,000	$831,000	$5,660,000	$2,821,000
Citation Insurance Company	(1,508,000)	435,000	(962,000)	1,008,000
Income (loss) before income taxes and minority interest	$(1,010,000)	$1,266,000	$4,698,000	$3,829,000

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

The Insurance Operations in Run Off segment generated total revenues of negative $508,000 in the third quarter of 2008, compared to $1.5 million in the third quarter of 2007. Net investment income was $845,000 in the third quarter of 2008, compared to $866,000 in the third quarter of 2007. In the third quarter of 2008, there was a $1.4 million net realized loss on the sale or impairment of securities, compared to a $521,000 net realized gain on the sale or impairment of securities in the third quarter of 2007. Operating and underwriting expenses were $502,000 in the third quarter of 2008, compared to $245,000 in the third quarter of 2007. Consequently, segment income decreased from income of $1.3 million in the third quarter of 2007 to a $1 million loss before taxes and minority interest in the third quarter of 2008.

The Insurance Operations in Run Off segment generated total revenues of $6 million in the first nine months of 2008, compared to $4.8 million in the first nine months of 2007. Net investment income was $2.7 million in the first nine months of both 2008 and 2007. Net realized gains on the sale or impairment of securities were $3.2 million in the first nine months of 2008, compared to $2 million in the first nine months of 2007. Operating and underwriting expenses were $1.3 million in the first nine months of 2008, compared to $951,000 in the first nine months of 2007. Consequently, segment income increased from $3.8 million in the first nine months of 2007 to $4.7 million in the first nine months of 2008.

Net Realized Investment Gain (Loss)
The $1.4 million net realized investment loss reported in the third quarter of 2008 consisted of $3.9 million in gains on the sale of various portfolio holdings, which were more than offset by $5.3 million in charges for other-than-temporary impairment of our holdings in 14 common stocks.  This included a $3 million charge for other-than-temporary impairment of our holding in an Ohio bank.  The bank also has branches in Florida and Arizona, and is one of the top 20 mortgage lenders in the country.  We believe that the stock has declined due to concerns about the residential real estate markets in Ohio and Florida.  The charge for other-than-temporary impairment reduced the carrying value of our holding in the bank from its cost ($3.5 million) to market value at September 30, 2008 ($505,000).

The $3.2 million net realized investment gain reported in the first nine months of 2008 consisted of $9.8 million in gains on the sale of various portfolio holdings, which were partially offset by $6.6 million in charges for other-than-temporary impairment of our holdings in 14 common stocks, including $3 million for the Ohio bank referenced in the preceding paragraph.

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

Based on the extent and duration of the unrealized losses, it was determined that the declines in market value of these stocks were other-than-temporary.  Consequently, we recorded a charge to reduce our basis in these stocks to their fair value at September 30, 2008.

Physicians Insurance Company of Ohio
At September 30, 2008, Physicians’ loss and loss adjustment expense reserves were approximately $6.4 million, net of reinsurance, compared to $6.5 million, net of reinsurance, at December 31, 2007. Net reserves decreased by $147,000 during the first nine months of 2008, due to the payment of claims. No unusual trends in claims were noted.

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
	September 30, 2008	December 31, 2007

Direct Reserves	$6,456,000	$6,603,000
Ceded Reserves	(83,000)	(83,000)
Net Medical Professional Liability Insurance Reserves	$6,373,000	$6,520,000

Citation Insurance Company
At September 30, 2008, Citation’s claims reserves were approximately $8.4 million, net of reinsurance, consisting of $3 million in net property and casualty insurance reserves and $5.4 million in net workers’ compensation reserves. At December 31, 2007, Citation’s claims reserves were approximately $9.2 million, net of reinsurance, consisting of $3.1 million in net property and casualty insurance reserves and $6.1 million in net workers’ compensation reserves. There were no unusual trends in claims during the first nine months of 2008.

During the first nine months of 2008, Citation’s net property and casualty insurance reserves declined by $141,000, and Citation’s net workers’ compensation reserves declined by $637,000, due to the payment of claims.

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
	September 30, 2008	December 31, 2007
Property & Casualty Insurance
Direct Reserves	$3,443,000	$3,587,000
Ceded Reserves	(435,000)	(438,000)
Net Property & Casualty Insurance Reserves	$3,008,000	$3,149,000

Workers’ Compensation
Direct Reserves	$20,957,000	$22,186,000
Ceded Reserves	(15,541,000)	(16,133,000)
Net Workers’ Compensation Insurance Reserves	$5,416,000	$6,053,000

Total Reserves	$8,424,000	$9,202,000

CORPORATE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Net realized gain (loss) on sale or impairment of investments	$(959,000)	$(1,398,000)	$44,562,000	$(1,392,000)
Net investment income	1,171,000	1,104,000	3,105,000	4,890,000
Other	29,000	7,000	104,000	40,000
Segment total revenues	$241,000	$(287,000)	$47,771,000	$3,538,000

Expenses:
Stock appreciation rights expense	$(997,000)	$(3,471,000)	$(2,991,000)	$(3,471,000)
Foreign exchange gain	3,472,000	1,202,000	7,267,000	1,284,000
Other	(926,000)	(1,467,000)	(6,355,000)	(8,429,000)
Segment total expenses	$1,549,000	$(3,736,000)	$(2,079,000)	$(10,616,000)
Income (loss) before income taxes and minority interest	$1,790,000	$(4,023,000)	$45,692,000	$(7,078,000)

This segment consists of strategic interests in businesses, and the activities of PICO which are not included in other segments.  The segment also contains the deferred compensation assets held in trust for the benefit of several PICO officers, as well as the corresponding and offsetting deferred compensation liabilities.  Revenues in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities. The expenses recorded in this segment primarily consist of holding company costs which are not allocated to our other segments, for example, rent for our head office, any compensation cost for SAR, and deferred compensation expense.

Until April 2008, the largest asset in this segment was a 22.5% shareholding in Jungfraubahn Holding AG, which was held by our wholly-owned Swiss subsidiary, Global Equity AG.  Jungfraubahn is a publicly-traded company which operates railway and related tourism and transport activities in the Swiss Alps. On April 22, 2008, Global Equity AG sold its interest in Jungfraubahn for net proceeds of 75.5 million Swiss Francs (“CHF”), or approximately US$75.3 million.  The sale of Jungfraubahn resulted in a gain of $46.1 million before taxes in our consolidated statement of operations in the first nine months of 2008. However, the sale only had a minimal effect on shareholders’ equity and book value per share, as most of the gain and related tax effects had already been recorded in previous accounting periods as a net unrealized gain, in the Other Comprehensive Income component of Shareholders’ Equity.

To alleviate currency exposure on the sales proceeds, Global Equity AG converted CHF67.5 million into U.S. dollars, and invested the US$66.8 million received in a series of short term deposits with Deutsche Bank AG, Frankfurt (Germany).  After we converted the currency, the U.S. dollar appreciated relative to the Swiss Franc, particularly during the third quarter of 2008 when it gained almost 10%.  Since Global Equity AG’s functional currency for financial reporting is the Swiss Franc, the U.S. dollars held increased in value when expressed in Swiss Francs, resulting in a foreign exchange gain of $7.1 million for the first nine months of 2008 (including $6.5 million in the third quarter), which was recorded as a reduction in expenses.  The foreign exchange gain does not affect PICO’s consolidated shareholders’ equity and book value per share, as it is offset by an equal reduction in the Foreign Currency translation component of Other Comprehensive Income, which forms part of Shareholders’ Equity.

For the third quarter of 2008, Corporate segment revenues were $241,000.  The largest revenue item was a $959,000 net realized investment loss on the sale or impairment of securities.  This principally consisted of $239,000 in realized gains on the sale of securities, which were more than offset by realized losses of $777,000 on the distribution of securities to a former officer who withdrew his deferred compensation assets, and a $432,000 provision for other-than-temporary impairment of seven common stocks and one bond held in deferred compensation accounts.  The net realized investment loss on the assets held in deferred compensation accounts is offset by a corresponding reduction in deferred compensation payable to the participating officers, which reduces segment total expenses, resulting in no effect on the segment loss before tax and minority interest.  Based primarily on the extent and duration of the unrealized losses, it was determined that the declines in market value are other-than-temporary, and we recorded a charge to reduce our basis in the securities to their fair value at September 30, 2008.

After a $1.5 million recovery of expenses, the segment recorded income before taxes of $1.8 million for the third quarter of 2008.

In the third quarter of 2007, Corporate segment revenues were negative $287,000, primarily due to a $1.4 million net realized loss on the sale or impairment of securities, which exceeded investment income of $1.1 million.  After $3.7 million of expenses, the Corporate segment recorded a $4 million loss before taxes and minority interest for the third quarter of 2007.

Third quarter Corporate segment revenues improved $528,000 year over year, primarily due to a $439,000 reduction in net realized investment losses.  In the third quarter of 2008, the Corporate segment recorded a $1.5 million recovery of expenses, compared to $3.7 million of expenses in the third quarter of 2007.  Consequently, the segment result improved $5.8 million year over year.

In the third quarter of 2008, segment expenses:
•	included SAR expense of $997,000 (see SAR Expense below);
•
were reduced by foreign exchange gains of $3.5 million, consisting of the $6.5 million US$ deposit foreign exchange gain discussed above, which was partially offset by a $3 million foreign currency translation expense on an inter-company loan (see below); and

•	were reduced by a $2.4 million decrease in deferred compensation expense.

In the third quarter of 2007, segment expenses:
•	included a $3.5 million expense resulting from the granting, and partial vesting, of additional SAR during the third quarter of 2007; and
•	were reduced by a $1.4 million decrease in deferred compensation expense, and by a $1.2 million foreign currency translation benefit on an inter-company loan described below.

For the first nine months of 2008, Corporate segment revenues were $47.8 million.  The largest revenue item was a $44.6 million net realized investment gain on the sale or impairment of securities.  This principally consisted of $45.9 in realized gains on the sale of securities (essentially Jungfraubahn), which was partially offset by a $1.4 million provision for other-than-temporary impairment of seven common stocks and one bond held in deferred compensation accounts.

After $2.1 million of expenses, the Corporate segment recorded income before taxes of $45.7 million for the first nine months of 2008.

In the first nine months of 2007, Corporate segment revenues were $3.5 million.  This principally consisted of $4.9 million in investment income, which was partially offset by a $1.4 million net realized loss on the sale or impairment of securities.  After $10.6 million of expenses, the Corporate segment recorded a $7.1 million loss before taxes and minority interest for the first nine months of 2007.

Corporate segment revenues for the first nine months of 2008 increased $44.2 million year over year, primarily due to $46 million improvement in net realized investment gains (losses), resulting from the $46.1 million realized gain on the sale of Jungfraubahn.  For the first nine months of 2008, Corporate segment expenses were $2.1 million, compared to $10.6 million of expenses in the first nine months of 2007.  Consequently, the segment result improved $52.8 million year over year.

In the first nine months of 2008, segment expenses:
•	included SAR expense of $3 million (see SAR Expense below);
•
were reduced by foreign exchange gains of $7.3 million, consisting of the $7.1 million US$ deposit foreign currency gain described above and a $139,000 foreign currency translation benefit on an inter-company loan described below; and

•	were reduced by a $3.3 million decrease in deferred compensation expense.

In the first nine months of 2007, segment expenses:
•	included a $3.5 million expense for SAR;
•	included legal costs of the litigation against Exegy, Inc. of $1.3 million; and

•	were reduced by the $1.4 million decrease in deferred compensation expense, and by a $1.3 million foreign currency translation benefit on an inter-company loan described below.

Inter-Company Loan
In addition to the interest in Jungfraubahn held in this segment until April 2008, PICO European Holdings, LLC (“PICO European”) holds a portfolio of interests in Swiss public companies.  PICO European is a wholly-owned subsidiary of Physicians, and forms part of the Insurance Operations in Run Off segment. Part of PICO European’s funding comes from a loan from PICO Holdings, Inc., which is denominated in Swiss Francs. Since the U.S. dollar is the functional currency for our financial reporting, under US GAAP we are required to record a benefit or expense through the statement of operations to reflect fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar affecting the loan amount, although there is no net impact on consolidated shareholders’ equity.

During accounting periods when the Swiss Franc appreciates relative to the U.S. dollar – such as the third quarter of 2007 and the first nine months of 2007 and 2008 – under US GAAP we are required to record a benefit through the statement of operations to reflect the fact that PICO European owes PICO Holdings more U.S. dollars.

Conversely, during accounting periods when the Swiss Franc depreciates relative to the U.S. dollar – such as the third quarter of 2008 – we record an expense to reflect the fact that PICO European owes PICO Holdings fewer U.S. dollars.

SAR Expense
During 2005, the Company’s Compensation Committee established a SAR plan, the PICO Holdings, Inc. Long-Term Incentive Plan, which was approved by shareholders in December 2005. On December 8, 2005, the Compensation Committee granted 2,195,965 stock-based SAR, with an exercise price of $33.76, to various Company’s officers, employees, and non-employee directors.  The SAR granted in 2005 were fully vested, and no compensation expense was recorded in accordance with US GAAP in effect at the time.  In 2006, PICO adopted SFAS No. 123(R), “Share-Based Payment”.  Under SFAS No. 123(R), where SAR vest over a period of time, compensation expense is recorded over the vesting period. During 2007, 486,470 stock-settled SAR were granted to four officers with an exercise price of $42.71, and 172,939 stock-settled SAR were granted to one officer with an exercise price of $44.69.  The SAR granted in 2007 vest over four years.  The SAR expense is calculated based on the estimated fair value of the vested SAR as of the award date.  We expect to record an additional $4.5 million in compensation expense related to these SAR over the future vesting period.

LIQUIDITY AND CAPITAL RESOURCES—NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Cash Flow
Our assets primarily consist of our operating subsidiaries, holdings in publicly-traded securities, and cash and cash equivalents. On a consolidated basis, the Company had $139.6 million in cash and equivalents at September 30, 2008, compared to $70.8 million at December 31, 2007.  In addition to cash and cash equivalents, at September 30, 2008, the consolidated group held fixed-income securities with a market value of $34.6 million, and equities with a market value of $159.8 million.

The cash and cash equivalents, fixed-income securities, and equities held in each segment are:
•	the Water Resource and Water Storage Operations segment contains cash of $24 million;
•	the Real Estate Operations segment holds cash of $21.1 million;
•	our insurance companies have cash of $3 million, fixed-income securities with a market value of $17.7 million, and equities with a market value of $147.4 million; and
•
the Corporate segment contains cash of $85.3 million.  In addition, cash of $6.1 million, fixed-income securities with a market value of $16.9 million, and equity securities with a market value of $10.3 million are held in deferred compensation Rabbi Trusts within the Corporate segment, which will be used to pay the deferred compensation liabilities.

In addition, $2.1 million of miscellaneous securities are held in the Real Estate Operations and Corporate segments.

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

Typically, our insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments.  The fixed-income securities held by our insurance companies consist of bonds with 10 years or less to maturity:

	FAIR VALUE
ISSUER	SEPTEMBER 30, 2008	PERCENTAGE

Government-sponsored enterprises	$7,791,063	43%
Other investment grade corporate	5,955,459	34%
Non-investment grade corporate	673,150	4%
State of California general obligation municipal	2,085,700	12%
U.S. Treasury	1,181,563	7%
	$17,686,935	100%

We hold no preferred stock, no mortgage-related securities, no collateralized debt obligations, no credit default spreads, no commercial paper, and no auction-rate securities.

As shown in the Condensed Consolidated Statements of Cash Flow, cash and cash equivalents increased by $68.8 million in the first nine months of 2008, compared to a $65.2 million net decrease in the first nine months of 2007.

During the first nine months of 2008, Operating Activities used $79 million in cash. The principal operating cash inflows were cash land sales by Nevada Land and repayments on notes related to previous land sales, as well as investment income from the Insurance Operations in Run Off segment and from liquid funds held in the other segments. The principal operating cash outflows relate to the acquisition and development of real estate and water assets for future development, and overhead expenses.  During the first nine months of 2008, we outlaid $53 million to acquire and develop real estate and water assets, which is classified as an operating cash flow, since we are in the business of acquiring and developing real estate and water assets with a view to possible re-sale at an appropriate time in the future.

During the first nine months of 2007, Operating Activities used $38 million of cash. The principal operating cash inflow was land sales by Nevada Land and repayments on notes related to previous land sales. The principal operating cash outflows include overhead expenses, tax payments, the payment of management incentive compensation related to 2006 performance and $4 million for the purchase of a ranch in Idaho (net of vendor financing of $5.2 million). In addition, an Operating Cash outflow of $4.9 million was recorded, which relates to the exercise of SAR during the first nine months of 2007.

In the first nine months of 2008, Investing Activities provided $149.8 million of cash.  During the first nine months of 2008, the sale of stocks generated cash of $95.2 million, primarily due to the sale of our interest in Jungfraubahn for $75.3 million, and we used $22.2 million to purchase new stocks in the Insurance Operations in Run Off segment.  Proceeds from the maturity and call of bonds provided cash of $76.5 million, and we used $9.2 million to buy new bonds.  In addition, we received cash proceeds of $11.7 million from the sale of Semitropic, and $2.2 million was used for the purchase of property & equipment and costs capitalized to water infrastructure, which primarily related to the final stages of construction of the Fish Springs pipeline and associated infrastructure.

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

Financing Activities provided $6.7 million of cash in the first nine months of 2008, primarily due to a $6.2 million increase in Swiss Franc (CHF) borrowings from our bank in Switzerland. This represented borrowings of CHF 2.1 million ($2 million) on our current account facility, and the proceeds of an additional fixed advance of CHF 4.5 million ($4.2 million), which carries a 4.43% interest rate and is due for repayment in 2011.

We now have total borrowing capacity in Switzerland of CHF 25 million ($22.2 million), consisting of CHF 20 million ($17.8 million) of fixed advances due for repayment from 2009 to 2011, and a CHF 5 million ($4.4 million) current account credit facility.  At September 30, 2008, we had borrowed approximately CHF 22.1 million ($19.7 million) of this capacity. The additional Swiss Franc fixed advance and the increase in the current account credit facility in June 2008, allow PICO European (a subsidiary of Physicians Insurance Company of Ohio) to acquire additional interests in Swiss public companies, financed in the local currency.

Financing Activities provided $105.1 million of cash in the first nine months of 2007. This primarily represented the sale of 2.8 million newly-issued shares of PICO common stock for net proceeds of $100.1 million. In addition, there was a $4.9 million tax benefit related to the exercise of SAR.

Universal Shelf Registration Statement
In November 2007, we filed a universal shelf registration statement with the SEC for the periodic offering and sale of up to $400 million of debt securities, common stock, and warrants, or any combination thereof, in one or more offerings, over a period of three years.  The SEC declared the registration statement effective in December 2007. At the time of any such offering, we will establish the terms, including the pricing, and describe how the proceeds from the sale of any such securities will be used.  As of September 30, 2008, we have not issued any securities under the universal shelf registration.  While we have no plans for the current offer or sale of any such securities, the universal shelf registration provides us with increased flexibility and control over the timing and size of any potential financing in response to both market and strategic opportunities.

Share Repurchase Program
In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

As of September 30, 2008, no stock had been repurchased under this authorization.

Off-Balance Sheet Arrangements
As of September 30, 2008, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

Our balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. We currently have interest rate risk as it relates to its fixed maturity securities, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, our borrowings are short to medium term in nature and therefore approximate fair value. At September 30, 2008, we had $34.6 million of fixed maturity securities, $159.8 million of marketable equity securities that were subject to market risk, of which $84.7 million were denominated in foreign currencies, primarily Swiss francs. Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For fixed maturity securities we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security. At September 30, 2008, the model calculated a loss in fair value of $1.1 million. For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities. For investments denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $32 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $13 million that would impact the foreign currency translation in shareholders’ equity.

Item 4:  Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exegy Litigation:

The lawsuit filed by Exegy against PICO and HyperFeed seeking monetary damages and declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 contribution agreement was valid and the lawsuit filed by PICO and HyperFeed against Exegy are still pending in the United States Bankruptcy Court, District of Delaware.  No material developments in these proceedings occurred during the third quarter of 2008.  For more information on these proceedings, see "Item 3. Legal Proceedings" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, which we anticipate will occur in the last quarter of 2008 or within the first six months of 2009.  No material developments occurred relating to this dispute or the settlement agreement during the third quarter of 2008.  For more information on this dispute, see “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A:  Risk Factors

There are no material changes to our risk factors described in our Form 10-K for the year ended December 31, 2007, as filed on February 29, 2008.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:  Defaults Upon Senior Securities

None

Item 4:  Submission of Matters to a Vote of Security Holders

None.

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

Date:  November 5, 2008

PICO HOLDINGS, INC.

By:   /s/ Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Authorized Signatory)