Form 10-K
period 2008-12-31
PICO HOLDINGS INC /NEW
filed 2009-03-02
CIK 830122

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-K

(MARK ONE )
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Par III or this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer Yes ☒	Accelerated filer 	Non-accelerated filer 	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).Yes  No ☒

Approximate aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (based on the closing sales price of such stock as reported in the NASDAQ Global Market) as of June 30, 2008 the last business day of the registrant’s most recently completed second fiscal quarter, was $739,511,961.

On February 27, 2009, the registrant had 18,840,392 shares of common stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2008.

ANNUAL REPORT ON FORM 10-K

PART I

Note About “Forward-Looking Statements”

This Annual Report on Form 10-K (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters.   Words such as “may”, “will”, “could”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions and are not guarantees of future performance.   Consequently, forward-looking statements are inherently subject to risk and uncertainties, and the actual results and outcomes could differ materially from future results and outcomes expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under Part I, Item 1A “Risk Factors”, as well as those discussed elsewhere in this Annual Report on Form 10-K and in other filings we may make from time to time with the Securities and Exchange Commission (“SEC”) after the date of this report.   Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statements, whether as a result of new information, subsequent events, or otherwise, in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Annual Report on Form 10-K, and the other filings we may make from time to time with the SEC after the date of this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

ITEM 1. BUSINESS
Introduction

PICO Holdings, Inc. is a diversified holding company.  In this Annual Report, PICO and its subsidiaries are collectively referred to as “PICO”, “the Company”, or by words such as “we” and “our”. We seek to build and operate businesses where we believe significant value can be created from the development of unique assets, and to acquire businesses which we identify as undervalued and where our management participation in operations can aid in the recognition of the business’s fair value, as well as create additional value.

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

As of December 31, 2008, our major consolidated subsidiaries are:
•
Vidler Water Company, Inc. (“Vidler”), a business that we started more than 11 years ago, which acquires and develops water resources and water storage operations in the southwestern United States, with assets in Nevada, Arizona, Idaho, California and Colorado;

•
Nevada Land & Resource Company, LLC (“Nevada Land”), an operation that we built since we acquired the company more than 11 years ago, which currently owns approximately 440,000 acres of former railroad land in Nevada, and certain mineral rights and water rights related to the property;

•	UCP, LLC (“UCP”), a business we started in 2008, which acquires and develops partially-developed and finished residential housing lots in selected markets in California;
•	Physicians Insurance Company of Ohio (“Physicians”), which is “running off” its medical professional liability insurance loss reserves; and
•	Citation Insurance Company (“Citation”), which is "running off” its property & casualty insurance and workers’ compensation loss reserves.

The address of our main office is 875 Prospect Street, Suite 301, La Jolla, California 92037, and our telephone number is (858) 456-6022.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports, are made available free of charge on our web site ( www.picoholdings.com ) as soon as reasonably practicable after the reports are electronically filed with the SEC. Our website also contains other material about PICO.  Information on our website is not incorporated by reference into this Form 10-K.

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

Water Resource and Water Storage Operations

Our Water Resource and Water Storage Operations are conducted through Vidler Water Company, Inc. and its subsidiaries.

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

The inefficient allocation of available water between agricultural users and municipal or industrial users, or the lack of available known water supply in a particular location, or inadequate infrastructure to fully utilize existing and new water supplies, provide opportunities for Vidler because:

•
certain areas of the Southwest experiencing growth have insufficient known supplies of water to support future growth. Vidler identifies and develops new water supplies for communities with limited economic water resources to support future community growth. In certain cases, to supply water from the water resources identified by Vidler, it may require regulatory approval to import the water from its source to where the demand is, or permitting of the infrastructure required to convey the water, or both; and

•
infrastructure to recharge water will be required to store supplies during times of surplus to enable transfers from stored supplies in years where augmentation of existing supplies is required (for example,  in drought conditions).

We entered the water resource development business with our acquisition of Vidler in 1995. At the time, Vidler owned a limited quantity of water rights and related assets in Colorado. Since then, Vidler has acquired or developed:

•
additional water rights and related assets, predominantly in Nevada and Arizona, two of the leading states in population growth and new home construction over the past several years. A water right is the legal right to divert water and put it to beneficial use. Water rights are assets which can be bought and sold. The value of a water right depends on a number of factors, which may include location, the seniority of the right, whether or not the right is transferable, or if the water can be exported. We seek to acquire water rights at prices consistent with their current use, which is typically agricultural, with the expectation of an increase in value if the water right can be converted through the development process to a higher use, such as municipal and industrial use. Typically, our water resources are the most competitive source of water (that is, the most economical source of water supply) to support new growth in municipalities or new commercial developments; and

•
a water storage facility in Arizona. At December 31, 2008, Vidler had “net recharge credits” of more than 173,000 acre-feet of water in storage for its own account at the Vidler Arizona Recharge Facility. An acre-foot is a unit commonly used to measure the volume of water, being the volume of water required to cover an area of one acre to a depth of one foot, and is equivalent to approximately 325,850 gallons. As a rule of thumb, one acre-foot of water would sustain two families of four persons each for one year.

We have also entered into “teaming” and joint development arrangements with third parties who have water assets but lack the capital or expertise to commercially develop these assets. The first of these arrangements was a water delivery teaming agreement with Lincoln County Water District (“Lincoln/Vidler”), which is developing water resources in Lincoln County, Nevada. We have also entered into a joint development agreement with Carson City and Lyon County, Nevada to develop and provide water resources in Lyon County. We continue to explore additional teaming and joint development opportunities throughout the Southwest.

Vidler generates revenues by:

•	selling its developed water resources to real estate developers or industrial users who must secure an assured supply of water in order to receive permits for their projects; and
•
storing water at its water storage facility in Arizona from currently available surplus supplies, and then selling the stored water in future years to developers or municipalities that have either exhausted their existing water supplies, or in instances where our water represents the most economical source of water for their developments or communities.

The following table details the water rights and water storage assets owned by Vidler or its subsidiaries at December 31, 2008. Please note that this is intended as a summary, and that some numbers are rounded.  "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K contains more detail about these assets, recent developments affecting them, and the current outlook.

Name of asset & approximate location	Brief Description	Present commercial use

WATER RESOURCES

Arizona:

Harquahala Valley ground water basin La Paz County 75 miles northwest of metropolitan Phoenix	3,840 acre-feet of transferable groundwater 3,206 acres of real estate.	Leased to farmers.

Nevada:

Fish Springs Ranch, LLC (51% interest) Washoe County, 40 miles north of Reno	12,987 acre-feet of permitted water rights, 7,987 acre-feet of which are designated as water credits and are available for sale and use in the north valleys of Reno. 8,600 acres of ranch land.	Vidler has constructed a total of 35 miles of pipeline to deliver an initial 8,000 acre-feet of water annually from Fish Springs Ranch to the north valleys of Reno, Nevada.
Lincoln County water delivery teaming agreement
Applications* for more than 100,000 acre-feet of water rights through an agreement with Lincoln County. It is currently anticipated that up to 40,000 acre-feet of the applications will be permitted, and the water put to use on projects approved in Lincoln County/northern Clark County, Nevada.

*The numbers indicated for water rights applications are the maximum amount which we have filed for. In some cases, we anticipate that the actual permits received will be for smaller  quantities

Agreement to sell 7,240 acre-feet of water as, and when, supplies are permitted from existing applications in Tule Desert Groundwater Basin, in Lincoln County, Nevada.

Agreement to sell water to a developer as, and when, supplies are permitted from applications in Kane Springs Basin in Lincoln County, Nevada.

Sandy Valley Near the Nevada/California state line near the Interstate 15 corridor	Water rights applications for 4,000 acre-feet.	Agreement to sell permitted water for proposed developments in Sandy Valley.

Muddy River water rights In the Moapa Valley, approximately 35 miles east of Las Vegas near the Interstate 15 corridor	267 acre-feet of water rights.	Currently leased to Southern Nevada Water Authority and available for specific development projects in the future.
Dry Lake Lincoln County, Nevada	Approximately 795 acres of real estate with stock water rights.	Development of water resource for use in Dry Lake valley to be utilized from water applications by Lincoln/Vidler.
Carson River Carson City, Lyon County and Douglas County, Nevada
Approximately 1,070 acre-feet of municipal use water rights and 3,500 acre-feet of Carson River agricultural use water rights.
Options over 2,800 acre-feet of Carson River agricultural use water rights.

Development and Improvement agreements with Carson City and Lyon County to provide water resources for planned future growth in Lyon County and to connect the water systems of both municipalities.
	43 acres of ranch land. 950 acres of developable real estate.	Parceled into 4 developable lots. Available for development.
Other states:

Colorado water rights	176 acre-feet of water rights.	66 acre-feet leased. 110 acre-feet are available for sale or lease.

Idaho Near Boise, Idaho	7,044 acre-feet of water rights and 1,886 acres of farm land.	Vidler is currently farming the properties.
WATER STORAGE

Vidler Arizona Recharge Facility Harquahala Valley, Arizona	An underground water storage facility with permitted recharge capacity exceeding 1 million acre-feet and annual recharge capability of at least 35,000 acre-feet.
Vidler is currently buying water and storing it on its own account. At December 31, 2008, Vidler had net recharge credits of approximately 173,667 acre-feet of water in storage at the Arizona Recharge Facility. In addition, Vidler has ordered approximately 48,700 acre-feet of water for recharge in 2009.

Real Estate Operations

Our Real Estate Operations are primarily conducted through Nevada Land and UCP.

Nevada Land
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

Nevada Land is one of the largest private landowners in the state of Nevada.  Real estate available for private development in Nevada is relatively scarce, as governmental agencies own or control approximately 87% of the land in Nevada.  Before we acquired Nevada Land, the property had been under the ownership of a succession of railway companies, to whom it was a non-core asset. Accordingly, when we acquired Nevada Land, we believed that the commercial potential of the property had not been maximized.

After acquiring Nevada Land, we completed a “highest and best use” study which divided the real estate into categories. We developed strategies to maximize the value of each category, with the objective of monetizing assets once they had reached their highest and best use. These strategies include:

•	the sale of real estate and water rights. There is demand for real estate and water for a variety of purposes including residential development, farming, ranching, and from industrial users;
•
the development of water rights. Nevada Land has applied for additional water rights and where water rights are permitted, we anticipate that the value, productivity, and marketability of the related real estate will increase;

•	the development of real estate in and around growing municipalities; and
•	the management of mineral rights.

At December 31, 2008, Nevada Land owns approximately 440,000 acres of former railroad land.

In recent years, Nevada Land has filed additional applications for approximately 47,497 acre-feet of water rights on its properties. Of these applications, approximately 9,297 acre-feet of water rights have been certificated and permitted, and applications are pending for approximately 38,200 acre-feet of water use for agricultural, municipal, and industrial use. Potentially, some of these water rights could be utilized to support the growth of municipalities in northern Nevada, or alternative energy requirements.

UCP

UCP was formed in 2007 with the objective of acquiring attractive and well-located finished and partially-developed residential lots, primarily in California.  During 2008, most of UCP’s efforts were focused on the Fresno Metropolitan Area, which is located in the San Joaquin Valley area in central California.  As is the case in most regions of California, medium-sized regional developers and homebuilders operating in Fresno have experienced liquidity challenges and are rapidly deleveraging as a result of the severe downturn in the real estate market.

We believe UCP’s analysis of the Fresno Metropolitan Area, which indicates that, despite the difficult conditions in the current housing market, there are still attractive opportunities for select real estate projects. UCP acquires properties with compelling valuations  (that is, our purchase price has to be at a steep discount to our estimated cost to replace like product) in areas where there appear to be sound demand fundamentals constricted by a limited supply of buildable lots (that is, finished lots) and declining resale home inventory. While we are unable to predict when the housing market will recover, we fully anticipate and are prepared to carry and develop our projects for several years until homebuilders start to replenish their inventory of lots. We believe we will generate our minimum required economic return despite the potential long duration of these projects, as our acquisition basis is low and our carrying and development costs are, typically, relatively insignificant.

As of December 31, 2008, UCP owns or controls a total of 389 finished lots and 1,501 potential lots in various stages of entitlement, all in and around the Fresno Metropolitan Area.

Insurance Operations in “Run Off”

This segment consists of Physicians Insurance Company of Ohio and Citation Insurance Company.

Physicians Insurance Company of Ohio
Until 1995, Physicians wrote medical professional liability insurance, mostly in the state of Ohio. In 1995, we concluded that maximum value would be obtained by selling the prospective book of business (that is, the opportunity to renew existing policies and to write new policies) and placing Physicians in “run off” (that is, handling and resolving claims on expired policies, but not writing any new business).   Physicians wrote its last policy in 1995; however, claims can be filed until 2017 related to events that allegedly occurred during the period when Physicians provided coverage.

Insurance companies in “run off” obtain the funds to pay claims from the maturity of fixed-income securities, the sale of investments, and collections from reinsurance companies (that is, specialized insurance companies who share in our claims risk).

Once an insurance company is in “run off” and the last of its policies have expired, typically most revenues come from interest and dividend income, and realized gains and losses, from the securities investments which correspond to the insurance company’s reserves and shareholders’ equity.  Occasionally, earned premiums are recorded, which relate to reinsurance.

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

At December 31, 2008, Physicians had $3.8 million in medical professional liability loss reserves, net of reinsurance.

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

In June 2003, the California Department of Insurance obtained a conservation order over Fremont, and applied for a court order to liquidate Fremont. In July 2003, the California Superior Court placed Fremont in liquidation. Since Fremont was no longer an admitted reinsurance company under the statutory basis of insurance accounting, Citation reversed the $7.5 million reinsurance recoverable from Fremont in its financial statements for the 2003 financial year , prepared on both the statutory basis of accounting, and generally accepted accounting principles in the U.S., or “GAAP”. Citation was unsuccessful in court action to recover deposits reported as held by Fremont for Citation’s insureds.

We currently have a third-party administration agreement with Intercare Insurance Services to administer the handling and payment of claims for Citation’s workers’ compensation insurance “run off” book of business.

At December 31, 2008, Citation had $8.1 million in loss reserves, net of reinsurance. Citation’s loss reserves consist of $645,000 for property and casualty insurance, principally in the artisans/contractors line of business, and approximately $7.4 million for workers’ compensation insurance.

Corporate

Formerly known as “Business Acquisitions and Financing”, this segment consists of cash, majority interests in small businesses, and other parent company assets and liabilities.  This segment also contains the deferred compensation assets held in trust for the benefit of several PICO officers, as well as the corresponding and offsetting deferred compensation liabilities.   Revenues in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.  At December 31, 2008, virtually all of the securities held in this segment are deferred compensation assets.

Until April 2008, the largest asset in this segment was a 22.5% shareholding in Jungfraubahn Holding AG, which was held by our wholly-owned Swiss subsidiary, Global Equity AG.  Jungfraubahn is a publicly-traded company which operates railway and related tourism and transport activities in the Swiss Alps. On April 22, 2008, Global Equity AG sold its interest in Jungfraubahn for net proceeds of 75.5 million Swiss Francs (“CHF”), or approximately US$75.3 million.  The sale of Jungfraubahn resulted in a gain of $46.1 million before taxes in our consolidated statement of operations in the 2008.

The majority of the sales proceeds were immediately converted into U.S. dollars.  In December 2008, Global Equity AG declared a dividend, and repatriated most of the remaining sale proceeds to the U.S.  As of December 31, 2008, Global Equity AG’s assets principally consist of a CHF6.8 million (US$6.3 million) “at call” bank deposit denominated in Swiss Francs.

We do not sell securities on a regular basis. A security may be sold if the price has significantly exceeded our target, or if there have been changes which we believe limit further appreciation potential on a risk-adjusted basis. Consequently, the amount of net realized gains or losses recognized during any accounting period has no predictive value. In addition, in this segment, various income items relate to specific holdings owned during a particular accounting period. Our holdings have changed over time, so results in this segment are not necessarily comparable from year to year.

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

Discontinued Operations

HyperFeed Technologies, Inc.
During the fourth quarter of 2006, our majority-owned subsidiary HyperFeed Technologies, Inc. (“HyperFeed”) filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code. Consequently, HyperFeed is recorded as a Discontinued Operation for 2006 in the Consolidated Financial Statements in this Annual Report on Form 10-K.

HyperFeed was a provider of enterprise-wide ticker plant and transaction technology software and services enabling financial institutions to process and use high performance exchange data with Smart Order Routing and other applications. HyperFeed was a publicly-traded company, which became a subsidiary of PICO Holdings in 2003, when we acquired direct ownership of a majority voting interest.

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

Given the uncertainty of additional funding available to HyperFeed due to the termination of the agreement, and therefore for HyperFeed to continue as a going concern, HyperFeed filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code on November 29, 2006. See Item 3. “Legal Proceedings” and Note 2 of Notes to Consolidated Financial Statements, "Discontinued Operations”.

Employees

At December 31, 2008, PICO had 64 employees.

Executive Officers

The executive officers of PICO are as follows:

Name	Age	Position

John R. Hart	49	President, Chief Executive Officer and Director
Richard H. Sharpe	53	Executive Vice President and Chief Operating Officer
Damian C. Georgino	48	Executive Vice President of Corporate Development and Chief Legal Officer
James F. Mosier	61	General Counsel and Secretary
Maxim C. W. Webb	47	Executive Vice President and Chief Financial Officer and Treasurer
W. Raymond Webb	47	Vice President, Investments
John T. Perri	39	Vice President, Controller

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

ITEM 1A.  RISK FACTORS

The following information sets out factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K  and those we may make from time to time.  You should carefully consider the following risks, together with other matters described in this Form 10-K or incorporated herein by reference in evaluating our business and prospects.  If any of the following risks occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our securities could decline, in some cases significantly. There may be other additional risks, not presently known to us, which  may also impair our business operations.

Our future water revenues are uncertain and depend on a number of factors that may make our revenue streams and profitability volatile.

We engage in various water resource acquisitions, management, development, and sale and lease activities.  Accordingly, our future profitability will primarily be dependent on our ability to acquire, develop and sell or lease water and water rights.  Our long-term profitability will be affected by various factors, including the availability and timing of water resource acquisitions, regulatory approvals and permits associated with such acquisitions, transportation arrangements, and changing technology.  We may also encounter unforeseen technical or other difficulties which could result in construction delays and cost increases with respect to our water resource and water storage development projects.  Moreover, our profitability is significantly affected by changes in the market price of water.  Future prices of water may fluctuate widely as demand is affected by climatic, economic, demographic and technological factors as well as the relative strength of the residential, commercial, financial, and industrial real estate markets.  Additionally, to the extent that we possess junior or conditional water rights, during extreme climatic conditions, such as periods of low flow or drought, our water rights could be subordinated to superior water rights holders.  The factors described above are not within our control.  One or more of these factors could impact the profitability of our water resources, negatively affect our financial condition and cash flows, and cause our results of operations to be volatile.

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

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. To date, we have stored more than 170,000 acre feet at the facility for our own account.  We have not stored any water on behalf of any customers, and have not as yet generated any revenue from the recharge facility.  We believe that the best economic return on the asset will come from storing water in surplus years for sale in dry years; however, we cannot be certain that we will ultimately be able to sell the stored water at a price sufficient to provide an adequate economic profit.

We have constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada.  The total cost of the pipeline project was approximately $100.9 million.  To date, Vidler has only entered into sale agreements for a very small proportion of the total amount of water that will be conveyed through the pipeline to the northern valleys of Reno.  Although the current market pricing of water in the area greatly exceeds our total estimated cost of the pipeline, we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return.  Furthermore, the principal buyers of this water are largely real estate developers who are having to contend with the effects of the current economic downturn and if our negotiations with these buyers do not result in prices that are acceptable to us, we may choose to monetize the water resources at a later time, which would have an adverse effect on our near-term revenues and cash flows.

General economic conditions could have a material adverse effect on our financial results, financial condition and our ability to grow or finance our businesses.

We are sensitive to general economic conditions, both nationally and locally, as well as international economic conditions.  General economic conditions and the effects of a recession could have a material adverse effect on the demand for our real estate and water assets, near-term cash flow from operations, results of operations, financial condition and our ability to grow our business. These conditions include higher unemployment, inflation, deflation, increased commodity costs, decreases in consumer demand, changes in buying patterns, a weakened dollar, general transportation and fuel costs, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect commercial and residential development.  Specifically, the recent increase in national unemployment may delay a recovery of the residential real estate market, which could adversely affect the demand for our real estate and water assets. Any prolonged lack of demand for our real estate and water assets could have a significant adverse affect on our revenues, profitability, and cash flows.

A prolonged continuation of the significant and sustained downturn that the homebuilding industry is undergoing will materially adversely affect our business and results of operations.

The homebuilding industry is experiencing a significant and sustained downturn having been impacted by lack of consumer confidence, housing affordability and large supplies of resale and new home inventories and alternatives to new homes.  These factors have resulted in an industry-wide softening of demand for new homes.  These conditions in the homebuilding industry have a material adverse effect on the growth of the local economies in our markets where our real estate and water assets are located, which include Nevada, Arizona, California, Colorado and Idaho.  Among other considerations, continuation of the residential and commercial real estate development process is essential for our profitability.  Additionally, current economic credit conditions have adversely impacted global credit markets and have restricted liquidity in financial markets.  These conditions could adversely affect the availability and cost of capital.  Economic conditions, including restricted liquidity in financial markets, could adversely impact various development projects within the markets in which our real estate and water assets are located and this could materially affect our ability to monetize such assets.  Declines in the U.S. housing market have reduced revenues and profitability in our real estate and water resource businesses and may continue to do so in the future.

We may not be able to realize the anticipated value of our real estate and water assets on our projected timeframe, if at all.

The financial markets are experiencing significant volatility, driven by continued fallout from the credit crisis and overall weakening global economy.  We expect that the current downturn will have a near term adverse effect on real estate market fundamentals, including tenant demand, overall occupancies, leasing velocity and rental rates, and will lead to increased subletting and tenant defaults.  These events have impacted the values of commercial real estate assets, including potentially our real estate and water assets.  Values of real estate assets have declined from the values achieved over the last 24 months.  It is uncertain how much of the declines are attributable to the current illiquidity and volatility in the markets, the prospects of a deepening recession and its impact on real estate or a longer-term re-pricing of real estate assets.  Depending on how the markets perform over the next several months, or years, these events could result in a decline in the value of our existing real estate and water assets, result in our having to retain such assets for longer than we initially expected, cause us to divest such assets for less than our intended return on investment, or cause us to write-down such assets to realizable value.  Such events would adversely impact our profitability, cash flows and financial condition.

The fair values of our real estate and water assets are linked to growth factors concerning the local markets in which we operate and may be impacted by broader economic issues.

The real estate and water assets we hold have fair values that are significantly affected by the growth in population and the general state of the local economies where our real estate and water assets are located, primarily in the states of Arizona and Nevada, but also in California, Colorado and Idaho.  The recent increase in national unemployment and issues related to the credit markets may deepen or prolong a slowdown of these local economies.  This could materially and adversely affect the demand for our real estate and water assets and, consequently, our growth, revenues, and the return on our investment in these assets.

We may not receive all of the permitted water rights we expect from the water rights applications we have filed in Nevada.

We have filed certain water rights applications in Nevada, primarily as part of the water teaming agreement with Lincoln County.  We deploy the capital required to enable the filed applications to be converted into permitted water rights over time as and when we deem appropriate or as otherwise required.  We only expend capital in those areas where our initial investigations lead us to believe that we can obtain a sufficient volume of water to provide an adequate economic return on the capital employed in the project.  These capital expenditures largely consist of drilling and engineering costs for water production, costs of monitoring wells, and legal and consulting costs for hearings with the State Engineer, and National Environmental Protection Act, or “NEPA”, compliance costs.  Until the State Engineer permits the water rights, we can not provide any assurance that we will be awarded all of the water that we expect based on the results of our drilling and our legal position.  Any significant reduction in the volume of water awarded to us from our base expectations could adversely affect our revenues, profitability, and cash flows.

Variances in physical availability of water, along with environmental and legal restrictions and legal impediments, could impact profitability.

We value our water assets, in part, based upon the volume (amounts in acre-feet) of water we anticipate from water rights applications and permitted rights.  The water and water rights held by us and the transferability of these rights to other uses, persons, and places of use are governed by the laws concerning water rights in the states of Arizona, Colorado, Idaho and Nevada.  The volumes of water actually derived from the water rights applications or permitted rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions.  As a result, the volume of water anticipated from the water rights applications or permitted rights do not in every case represent a reliable, firm annual yield of water, but in some cases describe the face amount of the water right claims or management’s best estimate of such entitlement.  Additionally, we may face legal restrictions on the sale or transfer of some of our water assets, which may affect their commercial value.  If we were unable to transfer or sell our water assets, we may lose some or all of our stated or anticipated returns.

If we do not successfully identify, select and manage acquisitions and investments, or if our acquisitions or investments otherwise fail or decline in value, our financial condition could suffer.

We acquire and invest in businesses and assets that we believe are undervalued or that will benefit from additional capital, restructuring of operations, strategic initiatives, or improved competitiveness through operational efficiencies.  If an acquired business, investment or asset fails or its fair value declines, we could experience a material adverse effect on our business, financial condition, the results of operations and cash flows.  Additionally, we may not be able to find sufficient opportunities to make our business strategy successful.  If we fail to successfully identify, select and manage acquisition and investment opportunities, particularly water and water rights, our business, financial condition, the results of operations and cash flows could be materially affected.  Such business failures, declines in fair values, and/or failure to successfully identify, select and manage acquisitions or investments, particularly water and water rights, could result in a negative return on equity.  We could also lose part or all of our capital in these businesses and experience reductions in our net income, cash flows, assets and equity.

Future acquisitions and dispositions of our businesses, assets, operations and investments are possible, and, if unsuccessful, could reduce the value of our common shares.  Any future acquisitions or dispositions may result in significant changes in the composition of our assets and liabilities.  Consequently, our financial condition, results of operations and the trading price of our common shares may be affected by factors different from those affecting our financial condition, results of operations and trading price at the present time.

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

We operate in a variety of industries and market sectors, all of which are very competitive and susceptible to economic downturns and would be adversely affected by a recession.  A worsening of general economic or market conditions may require us to devote more of our management resources to newly acquired companies and may result in lower valuations for our businesses or investments or have a negative impact on the credit quality of our assets.

Our acquisitions may result in dilution to our shareholders and increase our exposure to additional liabilities.

We make selective acquisitions of companies that we believe could benefit from our resources of additional capital, business expertise, management direction and oversight, or existing operations.  We endeavor to enhance and realize additional value to these acquired companies through our influence and control.  Any acquisition could result in the use of a significant portion of our available cash, significant dilution to you, and significant acquisition-related charges.  Acquisitions may also result in the assumption of liabilities, including liabilities that are unknown or not fully known to us at the time of the acquisition, which could have a material adverse financial effect on us.  Additionally, our acquisitions and investments may yield low or negative returns for an extended period of time, which could temporarily or permanently depress our return on shareholders’ equity, and we may not realize the value of the funds invested.

We generally make acquisitions and investments that tend to be long term in nature, and for the purpose of realizing additional value by means of appropriate levels of influence and control.  We acquire businesses that we believe to be undervalued or may benefit from additional capital, restructuring of operations or management or improved competitiveness through operational efficiencies with our existing operations or through appropriate and strategic management input.  We may not be able to develop acceptable revenue streams and investment returns through the businesses we acquire, and as a result we may lose part or all of our investment in these assets.  Additionally, when any of our acquisitions do not achieve acceptable rates of return or we do not realize the value of the funds invested, we may write down the value of such acquisitions or sell the acquired businesses at a loss.  Some of our prior acquisitions have lost either part or all of the capital we invested.  Unsuccessful acquisitions could have negative impacts on our cash flows, income, assets and shareholders’ equity, which may be temporary or permanent.  Moreover, the process we employ to enhance value in our acquisitions and investments can consume considerable amounts of time and resources.  Consequently, costs incurred as a result of these acquisitions and investments may exceed their revenues and/or increases in their values, if any, for an extended period of time.

Our ability to achieve an acceptable rate of return on any particular investment is subject to a number of factors which may be beyond our control, including increased competition and loss of market share, the ability of management to implement their strategic and operational directives, cyclical or uneven financial results, technological obsolescence, foreign currency risks and regulatory delays.

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

The water resources we hold and the transferability of these assets and rights to other uses, persons, or places of use are governed by the laws concerning the laws concerning water rights in the states of Arizona, California, and Nevada, Colorado and Idaho.  Our sale of water resources is subject to the risks of delay associated with receiving all necessary regulatory approvals and permits.  Additionally, the transfer of water resources from one use to another may affect the economic base or impact other issues of a community including development, and will, in some instances, be met with local opposition.  Moreover, certain of the end users of our water resources, namely municipalities, regulate the use of water in order to manage growth, thereby creating additional requirements that we must satisfy to sell and convey water resources.  If we are unable to effectively transfer, sell and convey water resources, our ability to monetize this asset will suffer and our revenues and financial condition would decline.

Our insurance companies hold material positions in equities and fixed-income securities which have significantly declined in value during 2008, causing volatility in our profitability and financial condition.

Our insurance subsidiaries hold significant positions in equities and fixed-income securities as part of their investment portfolios to cover payments for insurance claims and related costs established in our reserves for unpaid loss and loss adjustment expenses.  During 2008, our insurance company investment portfolios significantly declined in value as global equity and fixed-income markets in general declined in response to the weakening global economy and the tightening of credit availability.  As a result of the decline in value of our securities, our financial condition has suffered and, in the future, any volatility in our insurance investment portfolios could adversely impact our financial condition and cash flows.  Furthermore, if the duration and extent of the declines in value of any of our securities are prolonged, we may have to provide other-than-temporary impairments against such securities which will adversely impact our profitability.  In addition, our insurance subsidiaries’ investment portfolios consist in part of thinly-traded U.S. and non-U.S. equities.  These equity securities are illiquid in nature and we cannot provide any assurance that we can timely, effectively, and efficiently liquidate and monetize those positions.

Our acquisitions of and investments in non-U.S. companies subject us to additional market and liquidity risks which could affect the value of our stock.

We have acquired, and may continue to acquire, businesses and securities in non-U.S. public companies and other assets or businesses not located in the U.S.  Typically, these non-U.S. securities are not registered with the SEC and regulation of these companies is under the jurisdiction of the relevant non-U.S country.  The respective non-U.S regulatory regime may limit our ability to obtain timely and comprehensive financial information for the non-U.S. companies in which we have invested.  In addition, if a non-U.S. company in which we invest were to take actions which could be deleterious to its shareholders, non-U.S. legal systems may make it difficult or time-consuming for us to challenge such actions.  These factors may affect our ability to acquire controlling stakes, or to dispose of our non-U.S. investments, or to realize the full fair value of our non-U.S. investments.  In addition, investments in non-U.S. countries may give rise to complex cross-border tax issues.  We aim to manage our tax affairs efficiently, but given the complexity of dealing with U.S. and non-U.S. tax jurisdictions, we may have to pay tax in both the U.S. and in non-U.S. countries, and we may be unable to offset any U.S. tax liabilities with non-U.S. tax credits.  If we are unable to manage our non-U.S. tax issues efficiently, our financial condition and the results of operations and cash flows could be adversely affected.  In addition, our base currency is United States dollars.  Accordingly, we are subject to foreign exchange risk through our acquisitions of stocks in non-U.S. public companies.  We attempt to mitigate this foreign exchange risk by borrowing funds in the same currency to purchase the equities.  Significant fluctuations in the non-U.S. currencies in which we hold investments or consummate transactions could negatively impact our financial condition and the results of operations and cash flows.  We also may be unable to effectively and efficiently repatriate funds into the U.S. upon monetization of assets, securities, or businesses not located in the U.S., which could have an impact on our liquidity.

Volatile fluctuations in our insurance reserves could cause our financial condition to be materially misstated.

Our insurance subsidiaries have established reserves that we believe are adequate to meet the ultimate cost of losses arising from claims.  However, it has been, and will continue to be, necessary for our insurance subsidiaries to review and make appropriate adjustments to reserves for claims and expenses for settling claims.  Inadequate reserves could cause our financial condition to fluctuate from period to period and cause our financial condition to appear to be better than it actually is for periods in which insurance claims reserves are understated.  In subsequent periods if we discover an underestimation and pay the additional claims, our cash needs will be greater than expected and our financial results of operations for that period will be worse than they would have been had our reserves been adequately estimated.

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

Because medical malpractice liability, commercial property and casualty, and workers’ compensation claims may not be completely paid off for several years, estimating reserves for these types of claims can be more uncertain than estimating reserves for other types of insurance.  As a result, precise reserve estimates cannot be made for several years following the year for which reserves were initially established.  During the past several years, the levels of the reserves for our insurance subsidiaries have been very volatile.  We have had to significantly increase and decrease these reserves in the past several years.  We may need to significantly increase the reserves in the future, and the future level of reserves for our insurance subsidiaries may be volatile.  These increases or volatility may have an adverse effect on our business, financial condition, and the results of operations and cash flows.

If we underestimate the amount of reinsurance we need or if the companies with which we have reinsurance agreements default on their obligations, we may be unable to cover claims made and that would have a material adverse effect on our results of operations and cash flows.

We have reinsurance agreements with reinsurance companies on all of our insurance books of business.  We purchase reinsurance based upon our assessment of the overall direct underwriting risk.  It is possible that we may underestimate the amount of reinsurance required to achieve the desired level of net claims risk, and a claim may exceed the combined value of our reserve and the amount of reinsurance available.  Additionally, our reinsurers could default on amounts owed to us for their portion of the direct insurance claim.  Our insurance subsidiaries, as direct writers of lines of insurance, have ultimate responsibility for the payment of claims, and any defaults by reinsurers may result in our established reserves not being adequate to meet the ultimate cost of losses arising from claims.  If claims made exceed the amount of our direct reserves and the available reinsurance, we may be subject to regulatory action or litigation and our results of operation and cash flows would suffer as a result.

State regulators could require changes to our capitalization and/or to the operations of our insurance subsidiaries, and/or place them into rehabilitation or liquidation.

Beginning in 1994, our subsidiaries, Physicians and Citation, became subject to the provisions of the Risk-Based Capital for Insurers Model Act which has been adopted by the National Association of Insurance Commissioners for the purpose of helping regulators identify insurers that may be in financial difficulty.  The Model Act contains a formula which takes into account asset risk, credit risk, underwriting risk and all other relevant risks. Under this formula, each insurer is required to report to regulators using formulas which measure the quality of its capital and the relationship of its modified capital base to the level of risk assumed in specific aspects of its operations.  The formula does not address all of the risks associated with the operations of an insurer.  The formula is intended to provide a minimum threshold measure of capital adequacy by an individual insurance company and does not purport to compute a target level of capital.  Companies which fall below the threshold will be placed into one of four categories: Company Action Level, where the insurer must submit a plan of corrective action; Regulatory Action Level, where the insurer must submit such a plan of corrective action, the regulator is required to perform such examination or analysis the Superintendent of Insurance considers necessary and the regulator must issue a corrective order; Authorized Control Level, which includes the above actions and may include rehabilitation or liquidation; and Mandatory Control Level, where the regulator must rehabilitate or liquidate the insurer.  As of December 31, 2008, all of our insurance subsidiaries’ risk-based capital results exceeded the Company Action Level.  However, we cannot assure you that insurance subsidiaries’ risk-based capital results will exceed the Company Action Level in the future.  If the risk-based capital of any of our insurance subsidiaries fails to exceed the Company Action Level, we will be subject to the regulatory action described above and our results of operations could suffer.

We may not be able to retain key management personnel we need to succeed, which could adversely affect our ability to successfully operate our businesses.

To run our day-to-day operations and to successfully manage newly acquired companies we must, among other things, continue to attract and retain key management.  We rely on the services of several key executive officers.  If they depart, it could have a significant adverse effect upon our business.  Mr. Hart, our CEO, is key to the implementation of our strategic focus, and our ability to successfully develop our current strategy is dependent upon our ability to retain his services.  Also, increased competition for skilled management and staff employees in our businesses could cause us to experience significant increases in operating costs and reduced profitability.

We use estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America.

The preparation of our financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of financial statements and the reported amount of revenues and expenses during the reporting period.  We regularly evaluate our estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The results of these evaluations form the basis for our judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources.  The carrying values of assets and liabilities and the reported amount of revenues and expenses may differ by using different assumptions. In addition, in future periods, in order to incorporate all known experience at that time, we may have to revise assumptions previously made which may change the value of previously reported assets and liabilities.  This potential subsequent change in value may have a material adverse effect on our business, financial condition, and the results of operations and cash flows.

Because our operations are diverse, analysts and investors may not be able to evaluate us adequately, which may negatively influence the price of our stock.

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

The trading price of our common stock has historically been, and we expect will continue to be, subject to fluctuations.  The market price of our common stock may be significantly impacted by:
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

Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year.  Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations.  Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we do business or relating to us specifically could result in an immediate and adverse effect on the market price of our common stock.  Such fluctuations in the market price of our common stock could affect the value of your investment and your ability to sell your shares.  In addition, some investors favor companies that pay dividends, particularly in market downturns.  We have never declared or paid any cash dividends on our common stock.  We currently intend to retain any future earnings for funding growth and, therefore, we do not currently anticipate paying cash dividends on our common stock.

We may need additional capital in the future to fund the growth of our business and acquisitions, and financing may not be available on favorable terms, if at all, or without dilution to our shareholders.

We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months.  However, we cannot provide any assurance that such resources will be sufficient to fund the long-term growth of our business and acquisitions.  We may raise additional funds through public or private debt, equity or hybrid securities financings, including, without limitation, through the issuance of securities pursuant to our universal shelf registration statement on file with the SEC.

We may experience difficulty in raising necessary capital in view of the recent volatility in the capital markets and increases in the cost of finance.  Increasingly stringent rating standards could make it more difficult for use to obtain financing.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders.  The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.  We cannot provide any assurance that any additional financing we may need will be available on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, respond to competitive pressures or otherwise execute our strategic plan would be significantly limited.  In any such case, our business, operating results or financial condition could be materially adversely affected.

Litigation may harm our business or otherwise distract our management.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management.  For example, lawsuits by employees, shareholders or customers could be very costly and substantially disrupt our business.  Additionally, from time to time we or our subsidiaries will have disputes with companies or individuals which may result in litigation that could necessitate our management’s attention and require us to expend our resources.  We may be unable to accurately assess our level of exposure to specific litigation and we cannot provide any assurance that we will always be able to resolve such disputes out of court or on terms favorable to us.  We may be forced to resolve litigation in a manner not favorable to us, and such resolution could have a material adverse impact on our consolidated financial condition or results of operations.

Our governing documents could prevent an acquisition of our company or limit the price that investors might be willing to pay for our common stock.

Certain provisions of our articles of incorporation and the California General Corporation Law could discourage a third party from acquiring, or make it more difficult for a third party to acquire, control of our company without approval of our board of directors.  For example, our bylaws require advance notice for stockholder proposals and nominations for election to our board of directors.  We are also subject to the provisions of Section 1203 of the California General Corporation Law, which requires a fairness opinion to be provided to our shareholders in connection with their consideration of any proposed “interested party” reorganization transaction.  All or any of these factors could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

We are impacted by international affairs, which directly exposes us to the adverse effects of any foreign economic or governmental instability.

Because our investments are globally diversified, our business, financial condition, results of operations and cash flows may be adversely affected by:
•	exposure to fluctuations in exchange rates;
•	the imposition of governmental controls;
•	the need to comply with a wide variety of non-U.S. and U.S. tax laws;
•	political and economic instability;
•	volatile interest rates;
•	exchange controls which may limit our ability to withdraw money; and
•	general economic conditions outside the United States.

Changes in any or all of these factors could result in reduced market values of our investments, loss of assets, additional expenses, reduced investment income, reductions in shareholders’ equity due to foreign currency fluctuations.  If we were to experience any of these negative effects, we may be required to reduce our global diversification.

THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND CASH FLOWS AND FINANCIAL CONDITION AND COULD MAKE COMPARISON OF HISTORIC FINANCIAL STATEMENTS, INCLUDING RESULTS OF OPERATIONS AND CASH FLOWS AND BALANCES, DIFFICULT OR NOT MEANINGFUL.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 6,354 square feet in La Jolla, California for our principal executive offices. Physicians leases approximately 1,892 square feet of office space in Columbus, Ohio for its headquarters. Citation leases approximately 1,530 square feet of office space for a claims office in Orange County, California. Vidler and Nevada Land lease approximately 6,859 square feet of office space in Carson City, Nevada.  UCP leases a total of approximately 2,240 square feet of office space in San Jose, California and Fresno, California. We continually evaluate our current and future space capacity in relation to our business needs. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Vidler, Nevada Land and UCP have significant holdings of real estate and water assets in the southwestern United States.  For a description of our real estate and water assets, see “Item 1-Operating Segments and Major Subsidiary Companies.”

ITEM 3. LEGAL PROCEEDINGS

We are subject to various litigation arising in the ordinary course of our business. Our insurance companies are frequently a party in claims proceedings and actions regarding insurance coverage, all of which we consider routine and incidental to our business. Based upon information presently available, we are of the opinion that such litigation will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

On November 13, 2006 Exegy filed a lawsuit against PICO and HyperFeed in state court in Missouri seeking a declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 contribution agreement was valid.  In the event that Exegy’s November 7, 2006 letter is not determined to be a valid termination of the contribution agreement, Exegy seeks declaration that PICO and HyperFeed have materially breached the contribution agreement,  for which Exegy seeks monetary damages and an injunction against further material breach.  Finally, Exegy seeks a declaratory judgment that if its November 7, 2006 notice of termination was not valid, and that if (1) PICO and HyperFeed did materially breach the contribution agreement and (2) a continuing breach cannot be remedied or enjoined, then Exegy seeks a declaration that Exegy should be relieved of further performance under the contribution agreement.  On December 15, 2006 the lawsuit was removed from Missouri state court to federal court.  On February 2, 2007, this case was transferred to the United States Bankruptcy Court, District of Delaware.

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

Fish Springs Ranch, LLC:

In 2006, the Company, through Fish Springs Ranch LLC, a 51% owned subsidiary, began construction of a pipeline from Fish Springs Ranch in northern Nevada to the north valleys of Reno, Nevada.  The final regulatory approval required for the pipeline project was a Record of Decision for a right of way, which was granted on May 31, 2006.   On October 26, 2006, the Pyramid Lake Paiute Tribe of Indians (the “Tribe”) filed suit against the Bureau of Land Management of the United States Department of the Interior (“BLM”) and the United States Department of the Interior in the United States in the United States District Court for the District of Nevada claiming that the BLM had failed to fulfill its legal obligations to protect and conserve the trust resources of the Tribe and seeking various equitable remedies.  The Tribe asserted that the exportation of 8,000 acre-feet of water per year from the properties owned by Fish Springs Ranch, LLC would negatively impact their water rights located in a basin within the boundaries of the Tribe reservation.  Fish Springs Ranch, LLC was allowed to participate in this proceeding and was later allowed to intervene directly in the action.

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

While we believed the claims were without merit, the Tribe’s legal actions might have caused significant delays to the completion of the construction of the pipeline.  To avoid future delays and additional costs of litigation, the parties reached a complete monetary settlement and signed a settlement agreement on May 30, 2007, that resolved all of the Tribe’s claims.  The settlement agreement is subject to ratification by the United States Congress, which we anticipate will occur during 2009.  The settlement agreement required Fish Springs Ranch to take the following action with respect to the Tribe:

•	pay $500,000 upon signing of agreement;
•	transfer 6,214 acres of real estate that Fish Spring Ranch, LLC owns, with a fair value of $500,000;
•	pay $3.1 million on January 8, 2008; and
•
pay $3.6 million on the later of January 8, 2009 or the date the United States Congress ratifies the settlement agreement.  Interest accrues at the London Inter-Bank Offered Rate, or LIBOR, from January 8, 2009, if the payment is made after that date.

There are 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch.  The existing permit allows up to 8,000 acre-feet of water per year to be exported to support the development in the Reno area.  The settlement agreement also provides that, in exchange for the Tribe agreeing to not oppose all permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, Fish Springs will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs sells in excess of 8,000 acre-feet per year, up to 13,000 acre- feet per year.  Currently, we do not have regulatory approval to export any water in excess of 8,000 acre-feet per year from the Fish Springs Ranch, and it is uncertain whether we will obtain such regulatory approval in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2008 to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

	2008		2007
	High	Low	High	Low
First Quarter	$34.30	$29.47	$47.21	$34.10
Second Quarter	$44.45	$31.44	$48.29	$43.26
Third Quarter	$48.22	$35.91	$47.22	$40.21
Fourth Quarter	$35.52	$17.97	$43.44	$33.62

On February 26, 2009, the closing sale price of our common stock was $21.48, and there were approximately 562 holders of record.

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

Company Stock Performance Graph

 This graph compares the total return on an indexed basis of a $100 investment in PICO common stock, the Standard and Poor’s 500 Index, and the Russell 2000 Index.  The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our fiscal year for that calendar year.

Comparison 5-Year Cumulative Total Return
Among PICO Holdings, Inc., S&P 500 Index, and Russell 2000 Index

280.00
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
Dec-03
Dec-04
Dec-05
Dec-06
Dec-07
Dec-08
PICO Holdings
S&P 500 Index
Russell 2000 Index

Assumes $100 invested on Jan. 1, 2004
Fiscal Year Ending Dec. 31, 2008

The stock price performance shown on the graph is not necessarily indicative of future price performance.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/08 - 10/31/08	-	-
11/1/08 - 11/30/08	-	-
12/1/08 - 12/31/08	-	-

(1) In October 2002, our Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash. As of December 31, 2008, we have not repurchased any stock under this authorization.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
OPERATING RESULTS	(In thousands, except share data)
Revenues:
Total investment income	$46,373	$19,788	$39,609	$15,917	$9,056
Sale of real estate and water assets (includes gain on sale of water storage of $8.7 million in 2008)	12,054	9,496	41,509	124,984	10,879
Other income	1,925	4,645	1,605	1,210	2,188
Total revenues	$60,352	$33,929	$82,723	$142,111	$22,123

Income (loss) from continuing operations	$28,631	$(1,270)	$31,511	$22,267	$(7,860)
Loss from discontinued operations, net			(2,268)	(6,065)	(2,698)
Net income (loss)	$28,631	$(1,270)	$29,243	$16,202	$(10,558)
PER COMMON SHARE BASIC AND DILUTED:
Net income (loss) from continuing operations	$1.52	$(0.07)	$2.10	$1.72	$(0.64)
Loss from discontinued operations			(0.15)	(0.47)	(0.21)
Net income (loss)	$1.52	$(0.07)	$1.95	$1.25	$(0.85)
Weighted Average Shares Outstanding – basic	18,835,002	18,321,449	14,994,947	12,959,029	12,368,068
Weighted Average Shares Outstanding - diluted	18,861,853	18,321,449	15,025,341	12,959,029	12,368,068

	As of December 31,
	2008	2007	2006	2005	2004
FINANCIAL CONDITION	(In thousands, except per share data)
Total assets	$592,634	$676,342	$549,043	$441,830	$354,658
Total asset of discontinued operations				$4,616	$3,974
Unpaid losses and loss adjustment expenses	$27,773	$32,376	$41,083	$46,647	$55,944
Borrowings	$42,382	$18,878	$12,721	$11,835	$17,556
Liabilities of discontinued operations				$4,282	$3,121
Total liabilities and minority interest	$114,888	$150,492	$143,816	$140,955	$114,729
Shareholders' equity	$477,746	$525,851	$405,227	$300,875	$239,929
Book value per share (1)	$25.36	$27.92	$25.52	$22.67	$19.40

(1) Book value per share is computed by dividing shareholders’ equity by the net of total shares issued less shares held as treasury shares.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes presented later in this Annual Report on Form 10-K.

The consolidated financial statements and other portions of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 , including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” reflect the effects of presenting HyperFeed Technologies, Inc. as a discontinued operation. See Note 2 of Notes to Consolidated Financial Statements, “Discontinued Operations”.

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

•	Results of Operations — an analysis of our consolidated results of operations for the past three years, presented in our consolidated financial statements; and

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, contractual obligations and a discussion of factors affecting our future cash flow.

COMPANY SUMMARY, RECENT DEVELOPMENTS, AND FUTURE OUTLOOK

WATER RESOURCE AND WATER STORAGE OPERATIONS

BACKGROUND
The long-term future demand for our water assets is driven by population growth relative to currently available water supplies in the southwestern United States.

The population growth rate in the southwest has consistently been higher than the national rate for the past several years. According to the U.S. Census Bureau, in the eight-and-one-quarter year period from April 1, 2000 to July 1, 2008, the population of Nevada grew by a total of 30.1% (601,910 people), Arizona grew by 26.7% (1,369,573 people), Colorado grew by 14.8% (637,441 people), Idaho grew by 17.8% (229,861 people), and California grew by 8.5% (2,885,016 people). This compares to a total national growth rate of 8% (22,635,122 people) over the same period.

The current economic recession and housing slow-down in the U.S. has decreased the rate of growth in the Southwest in 2007 and 2008 from earlier years, but the Southwest’s population growth is still well in excess of the national growth rate. According to the Census Bureau’s annual estimate of state population changes for the years ended July 1, 2008 and 2007, Nevada’s annual growth rate was 1.8% (2007: 2.9%), Arizona 2.3% (2007: 2.8%), Colorado 2% (2007: 2%), Idaho 1.8% (2007: 2.4%) and California 1% (2007: 0.8%). These statistics compare to the national total growth rate of 0.9% (2007: 1%).

In 2008, Nevada, the nation’s fastest-growing state for approximately the last 20 years, published a study of its estimated population projection from 2008 to 2028. The Nevada State Demographer’s Office estimates that Nevada’s population will grow by approximately 49% (1,334,231people) in that 20 year period. Of that total, over 1 million people are expected to move to Clark County, which includes metropolitan Las Vegas, and over 200,000 people to western Nevada, which includes Carson City, Washoe County (where Reno is situated), and Lyon County.  These population estimates have been revised downwards from previous growth estimates by the Nevada State Demographer, and take into account current economic conditions and factors.

Currently, a significant portion of the Southwest’s water supplies come from the Colorado River. The balance is provided by other surface rights, such as rivers and lakes, groundwater (that is, water pumped from underground aquifers), and water previously stored in reservoirs or aquifers. A prolonged drought (possibly in part due to increasing temperatures from climate change which can lead to a decreased snow pack runoff and therefore decreased surface water) and rapid population growth in the past few years have exacerbated the region’s general water scarcity. In turn, this leads to an increased likelihood of conflict as additional stress is placed on the arid Southwest’s water resources.

In August 2005, the U.S. Department of the Interior published a study titled “Water 2025: Preventing Crises and Conflict in the West”. The study included a map of the western and southwestern states and highlighted the potential water supply crises by 2025. Various areas were designated as having moderate, substantial, or highly likely water conflict potential. (that is, areas where existing supplies are not adequate to meet water demands for people, agricultural use, and for the environment). Areas identified as having a highly likely or substantial conflict potential included western Nevada, southern Nevada, and the metropolitan Phoenix to Tucson region. Starting over a decade ago, we have concentrated our acquisition and development efforts on water assets that will serve these markets.

The development of our water assets is a long-term process. It requires significant capital and expertise. A complete project -- from acquisition, development, permitting and sale -- may take as long as ten years. Typically, in the regions in which we operate, new housing, commercial and industrial developments require an assured water supply (that is, access to water supplies for at least one hundred years) before a permit for the development will be issued. The current economic recession with the corresponding slow-down in housing throughout the U.S. -- including the Southwest -- has impacted the timing of sales of our water assets. However, we believe that the long-term demand for our assets, and their economic value, are substantially underpinned by the region’s continued population growth and the increasing scarcity of sustainable water supplies to support that growth.  The supply and demand factors which characterize water resources in the southwest also present us with a continuing business opportunity to provide sustainable water resource solutions for economic development and communities throughout the region.

The following is a description and summary of our water resource and water storage assets at December 31, 2008.

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

At December 31, 2008, Vidler owned approximately 3,840 acre-feet of groundwater and the related land in the Harquahala Valley. The Harquahala Valley is located in La Paz County and Maricopa County, approximately 75 miles northwest of metropolitan Phoenix, Arizona.  According to U.S. Census Bureau data, the population of Maricopa County increased 22.6% from 2000 to 2006, with the addition of more than 110,000 people per year. Vidler anticipates that as the boundaries of the greater Phoenix metropolitan area continue to push out, this is likely to lead to demand for our land as well as our water to support growth within the Harquahala Valley itself. The remaining water can also be transferred for municipal use outside of the Harquahala Valley.

In addition, the area in and around the Harquahala Valley appears to be a desirable area to site solar power-generating plants, due to the high solarity in the region and its proximity to energy transmission lines. The water assets owned by Vidler in this region, including our water storage credits - (see “Water Storage: Vidler Arizona Recharge Facility” below)  -could potentially provide a water source for any solar plants that might be constructed in this area.

Nevada

Vidler has acquired land and water rights in Nevada through the purchase of ranch properties (appropriating existing supplies of water), filing applications for new water rights (appropriating new supplies of water), and entering into teaming arrangements with parties owning water rights, which they wish to develop.

In 19 of the past 21 years, Nevada was the state which experienced the most rapid population growth and new home construction in the United States. As noted above, the rate of population growth has slowed in the last couple of years, but Nevada’s own population estimates forecast that the state will grow by over 1.3 million people in the next 20 years. The population is concentrated in southern Nevada, which includes the Las Vegas metropolitan area.

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

Under the Lincoln County Land Act, more than 13,300 acres of federal land in southern Lincoln County near the City of Mesquite was offered for sale in February 2005. According to press reports, the eight parcels offered were sold to various developers for approximately $47.5 million. The land was sold without environmental approvals, water, and city services, which will be required before development can proceed. Additional water supply will be required in Lincoln County if this land is to be developed.

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

In 2005 Lincoln/Vidler entered into an agreement with a developer for Lincoln County Land Act property. The developer has up to 10 years to purchase up to 7,240 acre-feet of water, as and when supplies are permitted from the applications. During 2006, 2007 and 2008, Vidler conducted significant data collection and successfully drilled a series of production and monitoring wells to provide evidence to support the applications.  We expect the State Engineer to rule on the initial permitting of water rights from these applications in the near future.

By agreement, the initial price of $7,500 per acre-foot increases at 10% each year. At December 31, 2008 the current price is $9,983 per acre-foot. In addition, the developer pays a commitment fee equal to 10% of the outstanding balance of unpurchased water each year, beginning August 9, 2006, which will be applied to the purchase of water.

The Lincoln County teaming arrangement is an example of a transaction where Vidler can partner with an entity, in this case a governmental entity, to provide the necessary capital, entrepreneurial skills, and technical expertise to commercially develop water assets, thereby providing a significant economic benefit to the partner as well as creating future job growth and tax base for the County.

Coyote Springs

Coyote Springs ( www.coyotesprings.com) is a planned mixed-use development to be located approximately 40 miles north of Las Vegas, at the junction of U.S. Highway 93 and State Highway 168, approximately two-thirds of which is within Lincoln County, Nevada, and the balance is in Clark County, Nevada. Coyote Springs is the largest privately-held property for development in southern Nevada. The developer, Coyote Springs Investment, LLC (“CSIL”), has received entitlements for approximately 50,000 residential units, 6 golf courses, and 1,200 acres of retail and commercial development on 13,100 acres in Clark County. CSIL expects to receive additional entitlements for its 29,800 acres in Lincoln County. Based on the entitlements obtained so far, it is estimated that the community will require approximately 35,000 acre-feet of permanent water. Additional water will be required as further entitlements are obtained. It is expected that full absorption of the residential units will take 25 years or more.

Pardee Homes has agreed to be the master residential developer on the first phase of the development. The first golf course is now open, and construction of other parts of the project is scheduled to begin in 2009 or 2010.

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

In 2005, Lincoln/Vidler agreed to sell additional water to CSIL, as and when supplies are permitted from existing applications in Kane Springs, Nevada. The initial purchase price for the water was $6,050 per acre-foot for the first year of the agreement. The price of unpurchased water will increase 10% each year on the anniversary of the agreement, and is currently $8,053 per acre-foot.

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

In the fourth quarter of 2008, Lincoln/Vidler obtained the right-of-way over federally managed lands, on behalf of CSIL, relating to a pipeline to convey the water rights from Kane Springs.  As a result of obtaining the right-of-way, Lincoln/Vidler expects to close on the sale of the permitted water rights to CSIL in 2009.

Lincoln County Power Plant Project

In 2005, Vidler entered into an option agreement to sell its interest in a project to construct a new electricity-generating plant in southern Lincoln County, for $4.8 million. It is anticipated that the new plant will supply electricity to the new communities to be developed near Mesquite, and surrounding areas. During 2008, we agreed to extend the option period until December 31, 2009 in exchange for further option payments totaling $300,000. The purchaser has made all of the scheduled option payments to date.

This project is 100% owned by Vidler, and does not form part of the Lincoln/Vidler teaming arrangement.

2.	Fish Springs Ranch

Vidler has a 51% membership interest in, and is the managing partner of, Fish Springs Ranch, LLC (“Fish Springs”) which owns the Fish Springs Ranch and other properties totaling approximately 8,600 acres in Honey Lake Valley in Washoe County, approximately 40 miles north of Reno, Nevada. In addition, Fish Springs owns 12,987 acre-feet of permitted water rights related to the properties of which 7,987 acre-feet are transferable to the Reno/Sparks area and designated as water credits. Currently, there is no regulatory approval to export the additional volume of 5,000 acre-feet per year of water from Fish Springs Ranch to support development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

The Fish Springs Ranch water rights have been identified as the most economical, sustainable, and proven new source of supply to support new growth in the north valley communities of Washoe County. Residential property developers have publicly stated that Reno is constrained for land and that there are no existing water supplies to support further development in the north valleys of Reno. If additional water can be supplied to Reno and the surrounding areas, this will allow the development of additional land in accordance with the community’s master plan.  According to the Nevada State Demographer, from 2000 to 2006, the population of Washoe County (including Reno/Sparks) increased by 19.6% to approximately 409,000 people. In addition, despite the current housing downturn, we continue to expect that, in the long term, new home construction in the Reno area will be robust as the Nevada State Demographer forecasts that the population of Washoe County will increase by over 150,000 people in the next 20 years.

During 2006, we began construction of a pipeline and an electrical substation to provide the power which will be required to pump the water to the north valleys. Construction of the pipeline to convey the water from Fish Springs Ranch to a central storage tank in northern Reno was completed during 2008.  As of December 31, 2008, $100.9 million of direct pipeline costs and other related expenditure, including interest, plus the cost of our water credits, have been capitalized within the Real Estate and Water Assets section of our balance sheet.  As water is sold by Fish Springs and revenues are generated, the asset will be expensed as a cost of sale in our consolidated statement of operations in the period in which the associated revenues are recorded.

In July 2008, the pipeline and associated infrastructure was dedicated to Washoe County, Nevada under the terms of an Infrastructure Dedication Agreement (“IDA”) between Washoe County and Fish Springs. Under the provisions of the IDA, Washoe County is responsible for the operation and maintenance of the pipeline and Fish Springs has the exclusive right to the capacity of the pipeline to allow for the sale of water for future economic development in the north valley area of Reno.  Water from Fish Springs that has regulatory approval to be imported to the North Valleys of Reno (approximately 8,000 acre-feet) is also available for sale under a Water Banking Agreement entered into between Fish Springs and Washoe County. Under the Water Banking Agreement, Washoe County holds transferred and dedicated water rights in trust on behalf of Fish Springs, which will then be able to transfer and assign water rights credits. Fish Springs can sell the water credits to developers, who must then dedicate the water to the local water utility for service.

Without changing the potential revenues to Fish Springs, the IDA and Water Banking Agreement allow Washoe County to perform its role as a water utility by delivering and maintaining water service to new developments. The agreements enable Fish Springs to complete its water development project by selling water credits to developers, who can then obtain will-serve commitments from Washoe County.

Since the dedication of the pipeline in July 2008, and, as a result, the Fish Springs water becoming available for sale, we have sold 12.8 water credits during 2008 for sales proceeds of approximately $577,000. (One water credit is equivalent to a water right of one acre-foot volume of water per annum in perpetuity). We originally had sales contracts for 119 water credits once the water was available for sale. However, given the economic climate in general and the slow-down in development activity in the north valleys of Reno in particular, we agreed to restructure the majority of these sales contracts.  The restructuring allowed the purchaser to limit their acquisition of water credits,  at a minimum price of $45,000 per water credit,  from the funds initially deposited with Vidler as a down-payment under the original sales contract.

We believe the Fish Springs water credits represent the only source of new water supplies that will be available to developers in order for them to obtain their requisite permits as and when economic activity in and around the Reno area picks up again.

In accordance with the Fish Springs partnership agreement, our 49% partner’s proportionate share of all costs related to the pipeline project, including a financing cost of the London Inter-Bank Offered Rate (“LIBOR”) plus 450 basis points on Vidler’s funding of the pipeline related expenditures to the Fish Springs partnership, will be recouped from the revenues generated from the sale of Fish Springs water resources.

3.	Carson City and Lyon County, Western Nevada

The capital city of Nevada, Carson City, and Lyon County are located in the western part of the state, close to Lake Tahoe and the border with California. There are currently few existing water sources to support future growth and development in the Dayton corridor area, which is located in this region.

In 2007, Vidler entered into development and improvement agreements with both Carson City and Lyon County to provide water resources for planned future growth in Lyon County and to connect the municipal water systems of Carson City and Lyon County.

The agreements allow for Carson River water rights owned or controlled by Vidler to be conveyed for use in Lyon County. The agreements also allow Vidler to bank water with Lyon County and authorize Vidler to build the infrastructure to upgrade and inter-connect the Carson City and Lyon County water systems.

As a result of the Carson-Lyon Intertie project, Carson City is expected to obtain greater stability in its peak day water supply demands.  In addition, the ranches from which the water rights are being utilized will, in part, be acquired by Carson City for use as precious riverfront open space for the community. It is anticipated that the Lyon County utility will have at least 4,000 acre-feet of water available for development projects in the Dayton corridor for which there is currently limited supplies of water, as well as new water infrastructure to improve Lyon County’s water management program. The connection of the two water systems will also allow Carson City and Lyon County greater stability and flexibility with their water supplies in the event of emergencies such as wildfires or infrastructure failures.

Estimated total capital costs for the proposed new infrastructure are expected to be approximately $23 million over a four to six year period. The infrastructure will be sufficient to deliver an expected volume of water of at least 4,000 acre-feet per year. Expenditures on this infrastructure project commenced during 2008.

As of December 31, 2008, Vidler has acquired and optioned water rights consisting of both Carson River agriculture designated water rights and certain municipal and industrial designated water rights. On completion of our re-designation development process of the water rights to municipal and industrial use, we anticipate at least 4,000 acre-feet to be available for municipal use in Lyon County, principally by means of delivery through the proposed new infrastructure being constructed by Vidler.

4.	Sandy Valley, Nevada

In June 2002, the Nevada State Engineer awarded Vidler 415 acre-feet of water rights near Sandy Valley, Nevada. The award of the permit for the 415 acre-feet of water rights was appealed in the Nevada Supreme Court by certain residents of Sandy Valley. The Supreme Court denied Vidler the originally permitted rights due to a procedural error in certifying the record on appeal. Vidler appealed this decision in the Supreme Court but was not successful in keeping the original rights. However, Vidler has water rights applications for 4,000 acre-feet for groundwater appropriation in Sandy Valley and is preparing these applications to go through the permitting process to obtain perfected water rights.

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

At December 31, 2008, Vidler owned approximately 267 acre-feet of Muddy River water rights.

Colorado

Vidler is completing the process of monetizing its water rights in Colorado, through sale or lease:

in 2006, Vidler closed on the sale of various water rights and related assets to the City of Golden, Colorado for $1.2 million;
in 2007, Vidler closed on the sale of approximately 0.6 acre-feet of water rights for $45,000; and
in 2008, Vidler closed on the sale of approximately 3.9 acre-feet of water rights for $302,000.

Idaho

In 2007, Vidler closed on the purchase of two farm properties in Idaho totaling approximately 1,886 acres of land, together with the related 7,044 acre-feet of agricultural water rights. The properties are currently being farmed, and grow apples, silage corn, and alfalfa.

These purchases are Vidler’s first acquisition of real estate and water resources in Idaho. The properties are located near the areas of Boise, Nampa, and Caldwell, where future development could be constrained by the lack of developable land with water to support development.

We believe that the properties are well suited to residential planned unit development, although we are also considering other alternatives for both the land and the water resources acquired.

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

The Vidler Arizona Recharge Facility is a privately owned water storage facility for the Colorado River system, which is a primary source of water for the Lower Basin States of Arizona, California, and Nevada. The water storage facility is strategically located adjacent to the Central Arizona Project (“CAP”) aqueduct, a conveyance canal running from Lake Havasu to Phoenix and Tucson. The recharged water comes from surplus flows of CAP water. Proximity to the CAP provides a competitive advantage as it minimizes the cost of water conveyance.

Vidler is able to provide storage for users located both within Arizona and out-of-state. Potential users include industrial companies, power-generating companies, developers, and local governmental political subdivisions in Arizona, and out-of-state users such as municipalities and water agencies in Nevada and California. The Arizona Water Banking Authority (“AWBA”) has the responsibility for intrastate and interstate storage of water for governmental entities.

Vidler’s recharge facility is one of the few permitted and completed private water storage facilities in Arizona. Given that Arizona is the only southwestern state with surplus flows of Colorado River water available for storage, we believe that the Vidler site is a private water storage facility where it is practical to “bank,” or store, water for users in other states, which is known as “interstate water banking”. Having a permitted water storage facility also allows Vidler to acquire, and store, surplus water for re-sale in future years.

Vidler has not yet stored water for customers at the recharge facility, and has not as yet generated any revenue from the facility. We believe that the best economic return on the facility will come from storing water in surplus years for sale in dry years. Vidler has been recharging water for its own account since 1998, when the pilot plant was constructed. At the end of 2008, Vidler had “net recharge credits” of approximately 173,667 acre-feet of water in storage at the facility, and has ordered a further 48,700 acre-feet for recharge in 2009. Vidler purchased the water from the CAP, and intends to resell this recharged water at an appropriate time.

Vidler anticipates being able to recharge at least 35,000 acre-feet of water per year at the facility, and to store in excess of 1 million acre-feet of water in the aquifer. Vidler’s estimate of the aquifer’s storage volume is primarily based on a hydrological report prepared by an independent engineering firm for the Central Arizona Water Conservation District in 1990, which concluded that there is storage capacity of 3.7 million acre-feet.

2.	Semitropic, California

Vidler originally purchased an 18.5% right to participate in the Semitropic Water Banking and Exchange Program, which operates a 1 million acre-foot water storage facility at Semitropic, near the California Aqueduct, northwest of Bakersfield, California.

In July 2008, Vidler completed the sale of its remaining interest of 30,000 acre-feet of storage capacity at the Semitropic Water Banking and Exchange Program in a transaction with the San Diego County Water Authority. The sale generated cash proceeds of $11.7 million and we recorded a net gain, as revenue, of $8.7 million in 2008. We still retain approximately 10,000 acre-feet of water stored in the facility and we are actively pursuing the sale of this water.

Other Projects

We continue to investigate and evaluate water and land opportunities in the southwestern United States, which meet our risk/reward and value criteria, and, in particular, assets which have the potential to add value to our existing assets. We routinely evaluate the purchase of further water-righted properties or other water resources in the southwest and western United States, particularly Nevada, Arizona, Colorado, New Mexico and Idaho. We also continue to be approached by parties who are interested in obtaining a water supply, or discussing joint ventures to commercially develop water assets and/or develop water storage facilities in Arizona, Nevada, and other southwestern states.

REAL ESTATE OPERATIONS

The majority of the Real Estate Operations segment’s revenues come from the sale of Nevada Land’s property in northern Nevada. In addition, various types of recurring revenue are generated from use of the Nevada Land’s properties, including leasing, easements, and mineral royalties. Nevada Land also generates interest revenue from real estate sales contracts where Nevada Land has provided partial financing, and from temporary investment of sale proceeds.

Nevada Land recognizes the sale of real estate when a transaction closes. On closing, the entire sales price is recorded as revenue, and the associated cost basis is reported within cost of real estate sold. Since typically the date of closing determines the accounting period in which the revenue and cost of real estate are recorded, Nevada Land’s reported results fluctuate from period to period, depending on the dates when transactions close. Consequently, results for any one year are not necessarily indicative of likely results in future years.

In 2005 and 2006, sales of real estate were significantly higher than in preceding years and the market for many types of real estate in Nevada was buoyant. We believe that higher prices for real estate in and around municipalities increased the demand for, and in some locations the price of, property 50 miles or more from municipalities, including some parcels of real estate we own.

The current slow-down in U.S. real estate markets has affected Nevada Land’s 2008 and 2007 results of operations, when compared to 2006. In 2008 and 2007, the volume of acreage sold declined by 82% and 52% respectively from 2006, and the revenues generated in 2008 and 2007 declined by approximately 76% and 43% respectively from 2006 levels. However, it can take a year or more to complete a real estate sale transaction, and as such the timing of real estate sales is unpredictable. Historically the level of real estate sales at Nevada Land has fluctuated from year to year.

During 2008, UCP’s operations were focused on acquiring finished and entitled residential lots in and around the Fresno Metropolitan Area (in central California) and completion of the entitlements of UCP’s partially-entitled projects.

Fresno County is the tenth largest county in California and has a population of over 900,000. The county’s population is expected to grow to approximately 1.2 million by 2020. Fresno County is also the leading county in the United States for agriculture production, with a gross crop value exceeding $5.3 billion. The employment base in Fresno is approximately 370,000 spread across a diversified set of industries: the largest of which are government, trade transportation and utilities, agriculture, and education and health services.  As of November 2008, the median price of a home in Fresno County was $180,750 and the affordability index (that is, a measure of the financial ability of U.S. families to buy a house based on the median household income) for first time homebuyers was 65%. In terms of current inventories, there is approximately seven months of housing inventory and existing home sales pace has generally been greater than the number of homes coming on the market – a large percentage of which are bank-owned properties.

We believe that the real estate development market for detached single family homes in Fresno is attractive in the long term due to the high affordability ratio, the favorable market demographics (population growth and diverse employment base) and fundamental supply and demand forces arising from the existing balance of inventories of standing homes & lots and the demand for homes.  Further, we believe that certain of these same fundamentals are present in other markets in California.

INSURANCE OPERATIONS IN “RUN OFF”

This segment consists of Physicians Insurance Company of Ohio and Citation Insurance Company, whose operations are in “run off”, which means that the companies are handling and resolving claims on expired policies, but not writing any new business.  Typically, most of the revenues of an insurance company in “run off” come from investment income (that is, interest from fixed-income securities and dividends from stocks) earned on funds held as part of their insurance business. In addition, gains or losses are realized from the sale or impairment of investments.

In broad terms, our insurance companies hold cash and fixed-income securities corresponding to their loss reserves and state capital & deposit requirements, and the remainder of the portfolio is invested in small-capitalization value stocks in the U.S. and selected foreign markets.  At December 31, 2008, Physicians and Citation held cash of $3.3 million, fixed-income securities with a market value of $14 million, and stocks with a market value of $111.2 million.

We hold bonds issued by the U.S. Treasury and government-sponsored enterprises (namely Freddie Mac, FNMA, FHLB, and PEFCO) and State of California general obligations municipal bonds only to the extent required for capital under state insurance codes, or as required for deposits or collateral with state regulators. Otherwise, the bond portfolios primarily consist of investment-grade corporate issues, with 10 or less years to maturity.

At December 31, 2008, the insurance company bond portfolios consisted of:

Issuer	Fair Value December 31, 2008	Percentage of Total Fair Value

U.S. Treasury	$1,222,000	9%
Government-sponsored enterprises	7,869,000	56%
State of California general obligations	2,128,000	15%
Investment-grade corporate bonds	2,356,000	17%
Non-investment-grade corporate bond	387,000	3%
	$13,962,000	100%

At December 31, 2008, the aggregate market value of Physicians’ and Citation’s bond portfolios ($14 million) was approximately 97% of amortized cost.

To protect the capital value of our bond portfolio from a decline in value that could be brought on by higher interest rates in the medium term, our bond holdings are concentrated in issues maturing in five years or less. At December 31, 2008, the duration of Citation’s bond portfolio was 2.6 years, and the duration of Physicians’ bond portfolio was 2.9 years. The duration of a bond portfolio measures the amount of time it will take for the cash flows from scheduled interest payments and the maturity of bonds to equal the current value of the portfolio. Duration indicates the sensitivity of the market value of a bond portfolio to changes in interest rates. If interest rates increase, the market value of existing bonds will decline. During periods when market interest rates decline, the market value of existing bonds increases. Typically, the longer the duration, the greater the sensitivity of the value of the bond portfolio to changes in interest rates. Duration of less than five years is generally regarded as medium term, and less than three years is generally regarded as short term.

Our insurance companies hold their liquid funds in a government obligations money market fund.  We do not own any preferred stock, mortgage-backed or asset-backed securities, collateralized debt obligations, auction-rate securities, or commercial paper, and we do not have any exposure to credit default swaps.

The equities component of the insurance company portfolios is concentrated in a limited number of asset-rich small-capitalization value stocks. These positions have been accumulated at a significant discount to our estimate of the private market value of each company’s underlying “hard” assets (that is, land and other tangible assets). At December 31, 2008, holdings in the U.S. comprised approximately 44% of the stock portfolio; Switzerland, 41%; and New Zealand & Australia, 15%.

During the fourth quarter of 2006, Physicians purchased PICO European Holdings, LLC (“PICO European”) from PICO Holdings, Inc. The PICO group began to invest in European companies in 1996. In particular, we have been accumulating shares in a number of undervalued asset-rich companies in Switzerland. PICO European currently has holdings in 20 Swiss companies. Typically, we believe that these companies will benefit from pan-European and domestic consolidation. In some cases, we believe that conversion to international standards of accounting will make the underlying value of the companies more visible. In addition, many Swiss companies are partially-owned by “cantons” (that is, the 26 states comprising Switzerland) and local governments, and in some cases this ownership structure may not survive future business challenges. At December 31, 2008, the market value (and carrying value) of the stocks in the PICO European Holdings portfolio was $45.9 million.

On December 31, 2008, PICO European owned 24,400 shares of Accu Holding AG, which represents a voting ownership interest of approximately 24.4%. We do not have the ability to exercise significant influence over Accu Holding AG’s activities, so the investment is carried at market value under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

The fixed-income securities and common stocks in the insurance companies’ investment portfolios generated total returns of approximately 13% in 2006, 12% in 2007, and -41% in 2008.   The decline in 2008 should be viewed in light of the performance of the principal stock markets we invest in.  Over 2008, the DJ Wilshire 5,000 Index (U.S.) declined by 38.7% and, expressed in U.S. dollars, the SMI Index (Switzerland) declined 28.7%, the NZSE 50 Gross Index (New Zealand) declined 48.5%, and the S&P/ASX 200 Index (Australia) declined 49.7%.

The equity portfolios of our insurance companies are managed on an absolute value basis, using an approach which investors refer to as “Graham and Dodd”.  Stocks are selected based on the investment fundamentals of the underlying company, that is our assessment of what the enterprise is worth, based on the private market value of its assets, earnings, and cash flow.  Typically we buy stocks at a significant discount to our assessment of the value of the company’s “hard assets”, such as land, natural resources, or cash.  We also own shares in operating companies, which are undervalued on the basis of their earnings and cash flow, and whose businesses have special or unique characteristics.  We invest with a patient, long term orientation, with the intention of holding a stock until fair and full value is realized.  The gap between market price and intrinsic value may persist for several years, and we typically hold stocks for 3 to 5 years, or longer.  In many cases, we only sell a stock when the company is acquired by a third party.    During periods of weakness in the broad stock market, such as 2008, the gap between market price and intrinsic value may widen, but we only sell the stock if it has reached our target, its fundamentals have deteriorated, or other changes limit upside potential on a risk-adjusted basis.

Over time, we expect the stocks in our insurance company portfolios to generate significantly higher returns than if we were to solely invest in fixed-income securities and cash and  cash equivalents.  We assumed direct management of our insurance company portfolios in 2000.  The subsequent eight years, which include the substantial market decline of 2008, have not been favorable for investors in the broad U.S. stock market, with the DJ Wilshire 5,000 Index declining by approximately 25%.  Over the same eight year period, the insurance companies’ investment portfolios generated a positive total return of approximately 44%, with the equities portion generating a total return of approximately 109%.  Excluding 2008, the investment portfolios generated a total return of approximately 75%, with the equities portion generating a total return of approximately 244%

During the “run off” process, the investment assets and investment income of a “run off” insurance company are expected to decline, as fixed-income investments mature or are sold to provide the funds to pay down the company’s claims reserves. However, from 2003 until 2007, the investment assets of the Insurance Operations in “Run Off” segment actually increased, as appreciation in stocks owned more than offset the maturity or sale of fixed-income securities owned by Physicians and Citation to pay claims.

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

Physicians Insurance Company of Ohio

Physicians wrote its last policy in 1995; however, claims can be filed until 2017 related to events which allegedly occurred during the period when Physicians provided coverage.

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

At December 31, 2008, our medical professional liability reserves totaled $3.8 million, net of reinsurance (that is, claims reserves which have been transferred to the reinsurer), compared to $6.5 million net of reinsurance at December 31, 2007, and $9.4 million net of reinsurance at December 31, 2006.

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	December 31,
	2008	2007	2006

Direct reserves	$3,834,000	$6,603,000	$10,374,000
Ceded reserves		(83,000)	(989,000)
Net medical professional liability insurance reserves	$3,834,000	$6,520,000	$9,385,000

At December 31, 2008, our direct reserves, or reserves before reinsurance, represented the independent actuary’s best estimate. We are continually reviewing our claims experience and projected claims trends in order to derive the most accurate estimate possible.

At December 31, 2008, approximately $436,000, or 11% of our direct reserves were case reserves, which are the loss reserves established when a claim is reported to us. Our provision for incurred but not reported claims (“IBNR”, that is, the event giving rise to the claim has allegedly occurred, but the claim has not been reported to us) was $1.4 million, or 37% of our direct reserves. The loss adjustment expense reserves, totaling $2 million, or 51% of direct reserves, recognize the cost of handling claims over the next eight years while Physicians’ loss reserves run off.

Over the past three years, the trends in open claims and claims paid have been:

	Year Ended December 31,
	2008	2007	2006

Open claims at the start of the year	12	18	28
New claims reported during the year	4		2
Claims closed during the year	-6	- 6	-12
Open claims at the end of the year	10	12	18

Total claims closed during the year	6	6	12
Claims closed with no indemnity payment	-6	-4	-11
Claims closed with an indemnity payment	0	2	1

Net indemnity payments	$138,000	$310,000	$1,233,000
Net loss adjustment expense payments	177,000	225,000	397,000
Total claims payments during the year	$315,000	$535,000	$1,630,000

Average indemnity payment (Net indemnity payments/closed claims)	$-	$155,000	$1,233,000

PHYSICIANS INSURANCE COMPANY OF OHIO - CHANGE IN LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2008	2007	2006

Beginning reserves	$6,520,000	$9,385,000	$11,856,000
Loss and loss adjustment expense payments	(315,000)	(535,000)	(1,658,000)
Re-estimation of prior year loss reserves	(2,371,000)	(2,330,000)	(813,000)
Net medical professional liability insurance reserves	$3,834,000	$6,520,000	$9,385,000

Re-estimation as a percentage of undiscounted beginning reserves	- 36.4%	- 24.8%	- 6.9%

In 2008, claims and loss adjustment expense payments were $315,000, accounting for 12% of the net decrease in reserves. During 2008, Physicians continued to experience favorable trends in both the “frequency”, or number of claims, and the “severity”, or size of claims. Consequently, independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were again greater than the actuary’s projections of future claims payments. Reserves were reduced in 8 of Physicians’ 20 accident years from 1976 until 1996, resulting in a net reduction of $2.4 million, or approximately 36.4% of reserves at the start of the year. The net reduction in reserves was primarily due to a decrease in claims frequency, and was recorded in Physicians’ reserve for IBNR claims.

As shown in the table above, in 2008 Physicians made net indemnity payments of $138,000, which represents the indemnity portion of three claims, which will not be closed until the expense portion is finalized. Total claims payments in 2008 were less than anticipated. At December 31, 2008, the average case reserve per open claim was approximately $44,000.  There were no changes in key actuarial assumption in 2008.  Such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments,  either increases or decreases,  in future years. See “Critical Accounting Policies” and “Risk Factors”.

In 2007, claims and loss adjustment expense payments were $535,000, accounting for 19% of the net decrease in reserves. During 2007, Physicians continued to experience favorable trends in the “frequency” of claims and, to a lesser extent, the “severity” of claims. Consequently, independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were again greater than the actuary’s projections of future claims payments. Reserves were reduced in 16 of Physicians’ 20 accident years from 1976 until 1996, resulting in a net reduction of $2.3 million, or approximately 24.8% of reserves at the start of the year. The net reduction in reserves was primarily due to a decrease in claims frequency, and was recorded in Physicians’ reserve for IBNR claims.

In 2007 Physicians made $310,000 in net indemnity payments to close two cases, and total claims payments were less than anticipated. There were no changes in key actuarial assumption in 2007.

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

Since it is almost thirteen years since Physicians wrote its last policy, and the reserves for direct IBNR claims and unallocated loss adjustment expenses at December 31, 2008 are approximately $3.3 million, it is conceivable that further favorable development could be recorded in future years if claims trends remain favorable. However, there is less potential for favorable development in future years than there has been in the past, as Physicians’ remaining claims reserves get smaller. In addition, we caution (1) that claims can be reported until 2017, and (2) against over-emphasizing claims count statistics -- for example, the last claims to be resolved by a “run off” insurance company could be the most complex and the most severe.

Citation Insurance Company

Property and Casualty Insurance Loss Reserves
Citation went into “run off” from January 1, 2001. At December 31, 2008, after eight years of “run off,” Citation had $645,000 in property and casualty insurance loss and loss adjustment expense reserves, after reinsurance.

Approximately 80% of Citation’s net property and casualty insurance reserves are related to one line of business, artisans/contractors liability insurance. The remaining 20% is comprised of commercial property and casualty insurance policies, all of which expired in 2001. As a general rule, based on state statutes of limitations, we believe that no new commercial property and casualty insurance claims can be filed in California and Arizona, although in these states claims filing periods may be extended in certain limited circumstances.

We have purchased excess of loss reinsurance to limit our potential losses. The amount of risk we have retained on each claim varies depending on the accident year, but we can be liable for the first $50,000 to $250,000 per claim.

Citation wrote artisans/contractors insurance until 1995, the year before Physicians merged with Citation’s parent company. No artisans/contractors business was renewed after the merger. Artisans/contractors liability insurance has been a problematic line of business for all insurers who offered this type of coverage in California during the 1980’s and 1990’s.  The nature of this line of business is that we received a large number (high frequency) of small (low severity) claims.

Citation primarily insured subcontractors, and only rarely insured general contractors. A large percentage of the claims received in 2006, 2007, and 2008 related to Additional Insured Endorsements (“AIE”). In general, these represent claims from general contractors who were not direct policyholders of Citation’s, but were named as insureds on policies issued to Citation’s subcontractor policyholders. Most of Citation’s subcontractor insureds are not initially named as defendants in construction defect lawsuits, but are drawn into litigation against general contractors, typically when the general contractor’s legal expenses reach the limit of their own insurance policy. The courts have held that subcontractors who performed only a minor role in the construction can be held in on complicated litigation against general contractors. Accordingly, the cost of legal defenses can be as significant as claims payments. Typically, AIE claims are shared among more than one subcontractor and more than one insurance carrier. This reduces the expense to any one carrier, so AIE claims typically involve smaller claims payments than claims from actual policyholders.

Although Citation wrote its last artisans/contractors policy in 1995, and the statute of limitations in California is ten years, this can be extended in some situations.

Over the past three years, the trends in open claims and claims paid in the artisans/contractors line of business have been:

	Year Ended December 31,
	2008	2007	2006

Open claims at the start of the year	39	78	149
New claims reported during the year	18	31	58
Claims closed during the year	-46	-70	-129
Open claims at the end of the year	11	39	78

Total claims closed during the year	46	70	129
Claims closed with no payment	-24	-30	-51
Claims closed with LAE payment only (no indemnity payment)	-11	-17	-36
Claims closed with an indemnity payment	11	23	42

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

Changes in assumptions about future claim trends and the cost of handling claims can lead to significant increases and decreases in our property and casualty loss reserves. In 2008, we reduced reserves by $2.3 million, or 74.3% of beginning reserves, principally due to reduced frequency and reduced severity of claims, which led the actuary to conclude that the “run off “of the artisans/contractors book of business will be completed sooner, and with lower claims and expense payments, than previously projected. As detailed in the table below, we also reduced reserves by $1.2 million in 2007 and $638,000 in 2006.

There were no changes in key actuarial assumptions during the three years ended December 31, 2008. See “Critical Accounting Policies” and “Risk Factors”.

At December 31, 2008, Citation’s net property and casualty reserves were carried at $645,000, approximately equal to the actuary’s best estimate.

CITATION INSURANCE COMPANY - PROPERTY & CASUALTY INSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	December 31,
	2008	2007	2006
Direct reserves	$741,000	$3,587,000	$6,635,000
Ceded reserves	(96,000)	(438,000)	(1,558,000)
Net reserves	$645,000	$3,149,000	$5,077,000

At December 31, 2008, $85,000 of Citation’s net property and casualty reserves (approximately 13%) were case reserves, $139,000 represented provision for IBNR claims (22%), and the loss adjustment expense reserve was $421,000 (65%).

CITATION INSURANCE COMPANY - CHANGE IN PROPERTY & CASUALTY INSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2008	2007	2006

Beginning reserves	$3,149,000	$5,077,000	$6,463,000
Loss and loss adjustment expense payments	(163,000)	(695,000)	(748,000)
Re-estimation of prior year loss reserves	(2,341,000)	(1,233,000)	(638,000)
Net property and casualty insurance reserves	$645,000	$3,149,000	$5,077,000

Re-estimation as a percentage of beginning reserves	- 74.3%	- 24.3%	- 9.9%

Following actuarial analysis during 2008, Citation decreased loss reserves by $2.3 million, or approximately 74.3% of beginning reserves, due to favorable development in the artisans/contractors book of business, resulting from both reduced claims frequency and decreased claims severity.

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

Such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments, either increases or decreases, in future years.

Since Citation’s property and casualty insurance claims reserves are now only $645,000, there is clearly limited scope for favorable development in future years.

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

The nature of this line of business is that we receive a relatively small number (low frequency) of relatively large (high severity) claims. Since this book of business is now more than ten years old, the remaining claims tend to be severe, and likely to lead to claims payments for a prolonged period of time, although many have now exceeded the amount of risk we retain per claim, increasing the amount of reinsurance we can recover.

Although the last of Citation’s workers’ compensation policies expired in 1998, new workers’ compensation claims can still be filed for events which allegedly occurred during the term of the policy. The state statute of limitations is ten years, but claim filing periods may be extended in some circumstances.

Over the past three years, the trends in open claims and claims paid in the workers’ compensation line of business have been:

	Year Ended December 31,
	2008	2007	2006

Open claims at the start of the year	172	216	232
New claims reported during the year	17	22	30
Claims reopened during the year	0	10	37
Claims closed during the year	-47	-76	-83
Open claims at the end of the year	142	172	216

At December 31, 2008, Citation had workers’ compensation reserves of $23.2 million before reinsurance and $7.4 million after reinsurance. Citation purchased excess reinsurance to limit its potential losses in this line of business. In general, we have retained the risk on the first $150,000 to $250,000 per claim. The workers’ compensation reserves are reinsured with General Reinsurance Corporation, a subsidiary of Berkshire Hathaway, Inc.

CITATION INSURANCE COMPANY - WORKERS’ COMPENSATION LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	December 31,
	2008	2007	2006

Direct reserves	$23,198,000	$22,186,000	$24,074,000
Ceded reserves	(15,781,000)	(16,133,000)	(14,425,000)
Net reserves	$7,417,000	$6,053,000	$9,649,000

It is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves in the workers’ compensation line of business due to:
•	the long “tail” (that is, the period between the occurrence of the alleged event giving rise to the claim and the claim being reported to us); and
•	the extended period over which policy benefits are paid.

Such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments, either increases or decreases, in future years. Examples of future trends include claims, the cost of handling claims, and medical care costs. See “Critical Accounting Policies” and “Risk Factors”.

Following independent actuarial analysis at September 30, 2008 and December 31, 2008, Citation increased its workers’ compensation net loss reserves by $2.3 million, or 37.3% of the $6.1 million in net reserves at the start of 2008.  Direct reserves were increased by approximately $3 million, which was partially offset by a $662,000 increase in the estimated reinsurance recoverable on our workers’ compensation loss reserves, resulting in a $2.3 million increase in net loss reserves.  The increase in reserves came after:
•	individual actuarial review of every open case; and
•
the creation of a new reserve of $500,000 for asbestos claims.  Citation did not previously have a separate reserve for asbestos claims, but an increasing number of asbestos claims have been received in recent years.  Typically, the asbestos claims are shared among a number of workers’ compensation carriers, and Citation’s share of total settlements is less than 10%.  The reserve reflects the actuary’s projection of an increased frequency of low severity asbestos claims.

Following independent actuarial analysis during 2007, Citation decreased its workers’ compensation net loss reserves by $39,000, compared to the $9.6 million in net reserves at the start of 2007.  Although direct reserves were increased by $3 million, primarily due to an increase in projected medical costs, this was more than offset by a $3 million increase in the estimated reinsurance recoverable on our workers’ compensation loss reserves and a reduction in accrued claims payable.

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

CITATION INSURANCE COMPANY - CHANGE IN WORKERS’ COMPENSATION LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2008	2007	2006

Beginning net reserves	$6,053,000	$9,649,000	$12,470,000
Loss and loss adjustment expense payments	(891,000)	(3,557,000)	(1,047,000)
Re-estimation of prior year loss reserves	2,255,000	(39,000)	(1,774,000)
Net workers’ compensation insurance reserves	$7,417,000	$6,053,000	$9,649,000

Re-estimation as a percentage of adjusted beginning reserves	37.3%	0.4%	- 14.2%

Apart from the new asbestos claims reserve created in 2008 discussed above, there were no changes in key actuarial assumptions during the three years ended December 31, 2008.

At December 31, 2008, Citation’s net workers’ compensation reserves were carried at $7.4 million, approximately equal to the actuary’s best estimate. Approximately $1.7 million of Citation’s net workers’ compensation reserves (23%) were case reserves, $3.3 million represented provision for IBNR claims (44%), and the loss adjustment expense reserve was $2.4 million (33%).

Until September 30, 2004, the workers’ compensation claims were handled by Fremont and then the California Insurance Guarantee Association. Since then, the workers’ compensation claims have been handled by a third-party administrator on Citation’s behalf.

CORPORATE

Until April 2008, the largest asset in this segment was a 22.5% shareholding in Jungfraubahn Holding AG, which was held by our wholly-owned Swiss subsidiary, Global Equity AG.  Jungfraubahn is a publicly-traded company which operates railway and related tourism and transport activities in the Swiss Alps. On April 22, 2008, Global Equity AG sold its interest in Jungfraubahn for net proceeds of 75.5 million Swiss Francs (“CHF”), or approximately US$75.3 million.  The sale of Jungfraubahn resulted in a gain of $46.1 million before taxes in our consolidated statement of operations for 2008. However, the sale only had a minimal effect on shareholders’ equity and book value per share, as most of the gain and related tax effects had already been recorded in previous accounting periods as a net unrealized gain, in the Other Comprehensive Income component of Shareholders’ Equity.

The majority of the sales proceeds were immediately converted into U.S. dollars.  In December 2008, Global Equity AG declared a dividend, and repatriated most of the remaining sale proceeds to the U.S.  At December 31, 2008, Global Equity AG’s principal remaining asset is a CHF6.8 million ($US6.3 million) “at call” bank deposit denominated in Swiss Francs.

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

The following are the significant subjective estimates used in preparing our financial statements:

1.	Estimation of reserves in our insurance companies

Although we record reserves which management believes are adequate, the actual losses paid could be greater.  We must estimate future claims and ensure that our loss reserves are adequate to pay those claims. This process requires us to make estimates about future events. The accuracy of these estimates will not be known for many years. For example, part of our claims reserves cover “IBNR” claims (that is, the event giving rise to the claim has occurred, but the claim has not been reported to us). In other words, in the case of IBNR claims, we must provide for claims which we do not know about yet.

Estimates of our future claims obligations have been volatile:
•
Our medical professional liability reserves, net of reinsurance, were reduced by $2.4 million in 2008, $2.3 million in 2007, and  $813,000 in 2006, after we concluded that Physicians’ claims reserves were greater than projected claims payments;

•	net of reinsurance, Citation’s property and casualty insurance loss reserves were reduced by $2.3 million in 2008, $1.2 million in 2007, and $638,000 in 2006; and
•	net of reinsurance, Citation’s workers’ compensation loss reserves were increased by $2.3 million, after having been reduced by $39,000 in 2007 and $1.8 million in 2006.

There can be no assurance that our claims reserves will not increase or decrease in the future.

In addition, we have to make judgments about the recoverability of reinsurance owed to us on the portion of our direct claims reserves which we have reinsured. At December 31, 2008, Citation had $16.4 million in reinsurance recoverable on its loss reserves and claims paid, and Physicians had no reinsurance recoverable.

See “Insurance Operations In Run Off” and “Regulatory Insurance Disclosure” in Item 7.

2.	Carrying value of long-lived assets

Our principal long-lived assets including intangible assets are real estate and water assets owned by Vidler and its subsidiaries, and real estate at Nevada Land and UCP. At December 31, 2008, the total carrying value of real estate and water assets was $271.7 million, or approximately 46% of PICO’s total assets. The real estate and water assets are carried at cost.

We apply the provisions of Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” by reviewing our long-lived assets as facts and circumstances change or if there is an impairment indicator present, to ensure that the estimated future cash flows (undiscounted and without interest charges) from the use and eventual disposition of these assets will at least recover their carrying value. Our management conducts these reviews utilizing the most recent information available; however, the review process inevitably involves the significant use of estimates and assumptions, especially the estimated market values of our real estate and water assets, the timing of the disposition of these assets,  uncertainty about future events, and the ongoing cost of maintenance and improvements of the assets.  As a result our estimates may change from period to period. If management uses different assumptions, if management’s plans change, or if different conditions occur in future periods, the Company’s financial condition and results of operations could be materially impacted. We own certain properties, particularly those purchased in the last few years, where the current fair value may be below the carrying value, but on an undiscounted basis, management is projecting future cash flows in excess of the carrying value. Accordingly, no impairment charges were recognized in the years ended December 31, 2008, 2007 or 2006.

We apply the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” in reviewing the value of our nonamortizing intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. In our test, we compare the fair value of the intangible asset to its carrying value. We determine that fair value using a discounted cash flow model that includes significant assumptions about revenues and expenses as well as the risk profile of the asset. If the carrying value exceeds the fair value, an impairment loss is recognized equal to the difference.

In our water resource and water storage business, we engage in project development. This can require cash outflows to drill wells to prove a “perennial yield”, or permanent supply, of water is available in situations where there is no guarantee that the project will ultimately be commercially viable. If we determine that it is probable that the project will be commercially viable, the costs of developing the asset are capitalized (that is, recorded as an asset in our balance sheet, rather than being charged as an expense). If the project ends up being viable, in the case of a sale, the capitalized costs are included in the cost of real estate and water assets sold and applied against the purchase price. In the case of a lease transaction, or when the asset is fully developed and ready for use, the capitalized costs are amortized (that is, charged as an expense in our income statement over time) as revenue is recognized.

3.	Accounting for investments and investments in unconsolidated affiliates

At December 31, 2008, we owned equity securities with a carrying value of approximately $120.4 million, or approximately 20% of our total assets. These securities are primarily small-capitalization value stocks listed in the U.S., Switzerland, New Zealand, and Australia.  Depending on the circumstances, and our judgment about the level of our involvement with the investee company, we apply one of two accounting policies.

For substantially all of our current investments, we apply SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Under this method, an investment is carried at fair value in our balance sheet, with unrealized gains or losses included in shareholders’ equity.  Until the investment is sold and a gain or loss is realized, the only impacts that the investment will have on the income statement are:
•	dividends received are recorded as income; and
•	impairment charges for any unrealized losses deemed to be other than temporary.

When we hold an investment where we have the ability to exercise significant influence over the company we have invested in, we would instead apply the equity method, under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” ("APB 18").

During the period that we hold the investment, the equity method of accounting (APB No. 18) may have a different impact on our financial statements than fair value accounting (SFAS No. 115) would. The most significant difference between the two policies is that, under the equity method, we include our share of the unconsolidated affiliate’s earnings or losses in our statement of operations.  Also, our equity share of the affiliate’s earnings (losses) increase (decrease) the carrying value of the investment in the balance sheet, and dividends received reduce the carrying value of the investment in our balance sheet. Under fair value accounting, the only income recorded in the statement of operations is dividend income, and the only expense recorded is other-than-temporary impairment charges, if applicable.  For securities classified as available for sale, unrealized gains and losses (net of related taxes) are included in shareholders’ equity in our balance sheet, and as a component of comprehensive income.

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

In a subsequent quarterly review, if we conclude that an unrealized loss previously determined to be temporary is in fact other-than-temporary, an impairment loss will be recorded. The other-than-temporary impairment charge will have no impact on shareholders’ equity or book value per share, as the decline in market value will already have been recorded through shareholders’ equity. However, there will be an impact on reported income before and after tax, and on earnings per share, due to recognition of the unrealized loss and related tax effects. When a charge for other-than-temporary impairment is recorded, our basis in the security is decreased. Consequently, if the market value of the security later recovers and we sell the security, a correspondingly greater gain will be recorded in the statement of operations.

These accounting treatments for investments and investments in unconsolidated affiliates add volatility to our statements of operations.

We recorded other-than-temporary impairment charges in our consolidated statements of operations of $21.2 million in 2008, $2 million in 2007, and $459,000 in 2006, before income taxes.

The Company’s investment portfolio includes $1.4 million of equity securities which do not have a readily available market value, and are recorded at cost, less any impairments deemed other than temporary.

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

Unless all of these conditions are met, we use the deposit method of accounting. Under the deposit method of accounting, until the conditions to fully recognize a sale are met, payments received from the buyer are recorded as a liability on our balance sheet, and no gain is recognized.

Net investment income and realized gains or losses

We recognize investment income from interest income and dividends as they are earned.  Dividends are recorded as income on the date that the stock trades “ex dividend” on the exchange where the stock is traded.  Dividends with an “ex date” in one accounting period, but which are not paid until the next accounting period, are recorded as income on the “ex date”, in accordance with accrual accounting.  In the case of bonds acquired at other than par value, net investment income includes amortization of premium, or accretion of discount, on the level yield method.

Realized investment gains and losses are included in revenues and can include any other-than-temporary impairment charges from declines in market prices (as discussed above).  The cost of investments sold is determined using an average cost basis, and sales are recorded on a “trade date” basis (that is, the day on which the trade is executed).

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

Shareholders’ Equity
At December 31, 2008, PICO had shareholders’ equity of $477.7 million ($25.36 per share), compared to $525.9 million ($27.92 per share) at the end of 2007, and $405.2 million ($25.52 per share) at the end of 2006. Book value per share decreased 9.2% in 2008, compared to increases of 9.4% in 2007, and 12.6% in 2006.

As described in more detail below, the principal factors leading to the $48.2 million decrease in shareholders’ equity during 2008 were:
•	net income of $28.6 million; which was more than offset by
•	a $70.9 million decrease in net unrealized appreciation in available-for-sale investments after-tax (see following paragraphs); and
•	a $10 million decrease in foreign currency translation, as foreign currencies where we hold investments depreciated relative to the U.S. dollar.

At December 31, 2008, on a consolidated basis, available-for-sale investments reflected a net unrealized gain of $11.6 million after-tax, compared to net unrealized gains, after-tax, of $82.5 million at December 31, 2007 and $66.2 million at December 31, 2006.

The sale of our interest in Jungfraubahn was the principal contributor to our 2008 net income, and accounted for a significant part of the net reduction in unrealized appreciation in investments over the year.  At December 31, 2007, Jungfraubahn represented $26.2 million of the total net unrealized appreciation in investments.  The sale of our interest in Jungfraubahn added approximately $30 million to net income.  Excluding Jungfraubahn, net unrealized appreciation in available-for-sale securities decreased by $44.7 million during 2008.

The principal factors leading to the $120.7 million increase in shareholders’ equity during 2007 were:
•	a $16.3 million increase in net unrealized appreciation in investments after-tax, in particular Jungfraubahn and our other holdings in Switzerland; and
•	the issuance of 2.8 million new shares, at $37 per share, for net proceeds of $100.1 million.

The principal factors leading to a $104.3 million increase in shareholders’ equity during 2006 were:
•	the year’s $29.2 million in net income; and
•	the issuance of 2.6 million new shares, at $30 per share, for net proceeds of $73.9 million.

Total Assets and Liabilities
Total assets at December 31, 2008 were $592.6 million, compared to $676.3 million at December 31, 2007. During 2008, total assets decreased by $83.7 million, principally due to a decrease in the market value of equities held by our insurance companies and in deferred compensation accounts, and by the distribution of deferred compensation to three participants in the deferred compensation plan.

During 2008, total liabilities decreased by $35.6 million, from $150.5 million to $114.9 million at December 31, 2008, principally due to a $24.8 million decrease in deferred compensation liabilities, and a reduction in deferred tax liabilities as unrealized gains on investments declined in 2008.  The reduction in deferred compensation liabilities payable to participants was primarily due to a decrease in the market value of corresponding investments, and the distribution of deferred compensation to three participants in the deferred compensation plan.

Net Income (Loss)
PICO reported net income of $28.6 million for 2008 ($1.52 per share), compared to a net loss of $1.3 million for 2007 ($0.07 per share), and net income of $29.2 million ($1.95 per share) in 2006.

2008
The $28.6 million net income consisted of:
•	income before taxes and minority interest of $56.4 million; and
•
a $28.5 million provision for income taxes. The effective tax rate for 2008 is 51%, which is higher than the federal corporate income tax rate of 35%, principally due to the recognition of $2.8 million of income taxes on previously untaxed earnings and profits of the Company’s wholly-owned subsidiary Global Equity AG, and state taxes of $2.8 million. Other items reflected in the effective income tax rate include interest expense and penalties on uncertain tax positions, and operating losses with no associated tax benefit from subsidiaries that are excluded from the consolidated federal income tax return and unable to use the losses on their own separate tax return.

2007
The $1.3 million net loss consisted of:
•	income before taxes and minority interest of $2 million; and
•
a $3.5 million provision for income taxes. The effective tax rate for 2007 is 176%, which is higher than the federal corporate income tax rate of 35%, principally due to state tax charges, operating losses with no associated tax benefit from subsidiaries that are excluded from the consolidated federal income tax return and unable to use the losses on their own separate tax return, and certain compensation expense which is not tax-deductible.

2006
The $29.2 million in net income consisted of:
•	income before taxes and minority interest of $50.9 million from continuing operations;
•
a $19.4 million provision for income taxes. The effective tax rate for 2006 is 38%, which is higher than the federal corporate rate of 35%, principally due to state tax charges and certain compensation expense which is not tax-deductible; and

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

Over the past three years, PICO has recorded:
•
a comprehensive loss of $52.3 million in 2008, primarily consisting of a $70.9 million decrease in net unrealized appreciation in investments (after-tax) and a $10 million net decrease in foreign currency translation, which were partially offset by the year’s net income of $28.6 million;

•
comprehensive income of $17.2 million in 2007, primarily consisting of a $16.3 million increase in net unrealized appreciation in investments (after-tax) and a $2.3 million net increase in foreign currency translation; and

•
comprehensive income of $30.1 million in 2006, which primarily consisted of the year’s net income of $29.2 million. In addition, there was a $69,000 net increase in net unrealized appreciation in investments (after-tax) and a $789,000 net increase in foreign currency translation.

Operating Revenues

	Year Ended December 31,
	2008	2007	2006

Water Resource and Water Storage Operations	$11,272,000	$7,938,000	$6,182,000
Real Estate Operations	5,470,000	13,479,000	41,406,000
Corporate	45,766,000	4,903,000	21,858,000
Insurance Operations in Run Off	(2,156,000)	7,609,000	13,277,000

Total Revenues	$60,352,000	$33,929,000	$82,723,000

In 2008, total revenues were $60.4 million, compared to $33.9 million in 2007, and $82.7 million in 2006.

In 2008, revenues increased by $26.4 million from 2007. This was primarily due to a $40.9 million year over year increase in Corporate revenues, principally resulting from a $46.1 million gain before taxes from the sale of Jungfraubahn.  Water Resource and Water Storage Operations revenues increased $3.3 million year over year, principally due to an $8.7 million pre-tax gain on the sale of our remaining storage capacity at Semitropic.  These increases were partially offset by year over year revenue decreases of $8 million in Real Estate Operations, principally due to $7.2 million lower sales of former railroad land, and $9.8 million in Insurance Operations in Run Off, primarily due to a $9.5 million unfavorable change in net realized investment gains (losses).

In 2007, revenues declined by $48.8 million from 2006. This was primarily due to a $27.9 million year over year decline in revenues from Real Estate Operations, principally due to the sale of Spring Valley Ranches for $22 million in 2006. Corporate revenues decreased $17 million year over year, primarily as a result of a $17.4 million year over year decrease in net realized investment gains. Insurance Operations in Run Off revenues decreased $5.7 million year over year, principally as a result of a $6.1 million year over year decrease in net realized investment gains. Revenues from Water Resource and Water Storage Operations increased $1.8 million year over year, primarily as a result of the inclusion of a $3.5 million gain recorded as a result of a non-monetary exchange transaction whereby the Company released and terminated legal use restrictions on real estate previously sold, in exchange for real estate and water assets.

Costs and Expenses
Total costs and expenses in 2008 were $4 million, compared to $31.9 million in 2007, and $31.9 million in 2006. In 2008, expenses were reduced by $15 million in foreign exchange gains.  See “Corporate” segment later in Item 7. In 2007, the largest expense item was a $7.3 million charge to settle all outstanding claims and legal actions between Fish Springs Ranch and the Pyramid Lake Paiute Tribe. See Item 3, Legal Proceedings and the Fish Springs Ranch section earlier in Item 7. In 2006, the largest expense item was $10.3 million for the cost of real estate and water assets sold by Vidler and Nevada Land.

Income (Loss) Before Taxes and Minority Interest

	Year Ended December 31,
	2008	2007	2006

Water Resource and Water Storage Operations	$4,185,000	$(5,283,000)	$	(2,451,000)
Real Estate Operations	366,000	8,109,000		30,499,000
Corporate	53,324,000	(10,591,000)		6,839,000
Insurance Operations in Run Off	(1,486,000)	9,779,000		15,980,000
Income before taxes and minority interest	$56,389,000	$2,014,000		$50,867,000

In 2008, PICO generated income before taxes and minority interest of $56.4 million, compared to $2 million in 2007. The $54.4 million year over year increase resulted from:
•
a $63.9 million higher contribution from the Corporate segment. This principally resulted from a $43.1 million in realized gains, primarily represented by the $46.1 million realized gain before taxes on the sale of Jungfraubahn, and a $13 million year over year increase in foreign exchange gains; and

•	a $9.5 million higher result from Water Resource and Water Storage Operations, primarily resulting from the $8.7 million gain on the sale of Semitropic; which were partially offset by
•	an $11.3 million lower contribution from Insurance Operations in Run Off, primarily due to the $9.5 million year over year unfavorable change in realized gains (losses); and
•
$7.7 million lower income from Real Estate Operations, primarily due to a year over year decrease of $5.2 million in gross margin on the sale of former railroad land, and a $1.7 million increase in overhead, primarily attributable to building the UPC business.

In 2007, PICO generated income before taxes and minority interest of $2 million, compared to $50.9 million in 2006. The $48.9 million year over year decrease resulted from:
•	$22.4 million lower income from Real Estate Operations, primarily due to the $18.8 million gross margin on the sale of Spring Valley Ranch which was included in 2006 income;
•	a $17.4 million lower contribution from the Corporate segment. This principally resulted from a $17.4 million decrease in realized gains year over year;
•	$6.2 million lower income from Insurance Operations in Run Off, primarily due to a $6.1 million year over year decrease in realized gains; and
•
a $2.8 million lower result from Water Resource and Water Storage Operations due to various factors.  The 2007 segment loss included a $3.5 million gain on the release of restrictions on real estate, which was more than offset by a $7.3 million expense related to the Pyramid Lake Paiute Tribe settlement.  See "Item 3. Legal Proceedings - Fish Springs Ranch, LLC Litigation".

Water Resource and Water Storage Operations

	Year Ended December 31,
	2008	2007	2006
Revenues:
Sale of real estate and water assets	$9,757,000	41,000	$2,969,000
Gain on release of restrictions on real estate		3,466,000
Net investment income	969,000	4,418,000	2,805,000
Other	546,000	13,000	408,000
Segment total revenues	11,272,000	7,938,000	6,182,000

Expenses:
Cost of real estate and water assets	$(235,000)	$(8,000)	$(1,614,000)
Depreciation and amortization	(1,099,000)	(1,042,000)	(1,084,000)
Overhead	(3,041,000)	(1,839,000)	(3,068,000)
Project expenses	(2,712,000)	(10,332,000)	(2,867,000)
Segment total expenses	(7,087,000)	(13,221,000)	(8,633,000)
Income (loss) before taxes and minority interest	$4,185,000	$(5,283,000)	$(2,451,000)

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

Vidler generated total revenues of $11.3 million in 2008 compared to $7.9 million in 2007 and $6.2 million in 2006.

In July 2008, Vidler completed the sale of its remaining interest in the Semitropic Water Banking and Exchange Program in California, which comprised 30,000 acre–feet of storage capacity, in a transaction with the San Diego County Water Authority. The sale generated cash proceeds of $11.7 million, and we recorded a net gain of $8.7 million, included in revenues from the sale of real estate and water assets, in 2008. We still retain approximately 10,000 acre-feet of water stored in the facility, and we are actively pursuing the sale of this water.

Net investment income has largely been generated from the temporary investment of cash proceeds raised from common stock offerings by PICO in May 2006 and February 2007. In aggregate, the stock offerings raised net proceeds of $174.1 million, which were principally allocated to Vidler for existing and new projects, including the design and construction of a pipeline to convey water from Fish Springs Ranch to Reno. See "Fish Springs Ranch” earlier in this section. As a result of expenditures on new acquisitions of real estate and water assets and related infrastructure in the southwestern U.S. throughout 2007 and 2008, Vidler’s funds available for investment have declined, leading to a lower level of net investment income in 2008 ($969,000) compared to 2007 ($4.4 million). In 2006, net investment income was $2.8 million, primarily from the temporary investment of the cash proceeds from an equity offering by PICO which raised net proceeds of $73.9 million in May 2006. These funds were allocated to the design and construction of a pipeline to convey water from Fish Springs Ranch to Reno.

In 2007, a transaction between Vidler and an energy supply company concerning certain properties in Maricopa County and La Paz County, Arizona generated revenues of $3.5 million and a pre-tax gain of $3.5 million. The energy supply company purchased approximately 2,428 acres of real estate and related water assets from Vidler in 2001. At the time of the sale, Vidler recorded certain legal restrictions on both the surface and underground use of the properties. During the third quarter of 2007, Vidler released and terminated the restrictions on the use of the 2,428 acres in Maricopa County, in exchange for 503 acres of unencumbered real estate and water assets in La Paz County, Arizona. Vidler established the fair value of the real estate and water assets acquired in the transaction at approximately $3.5 million.

In 2006, Vidler generated $3 million in revenues from the sale of real estate and water assets primarily from the following transactions:
•	Lincoln/Vidler sold approximately 570 acre-feet of water rights at Meadow Valley, Nevada for $6,050 per acre-foot. Vidler’s 50% share of the sales price was $1.7 million; and
•	Vidler sold its water rights at Golden, Colorado for $1.2 million.

After deducting the $1.6 million cost of real estate and water assets sold, the resulting gross margin was $1.3 million.
Total segment expenses, including the cost of real estate and water assets sold, were $7.1 million in 2008, $13.2 million in 2007, and $8.6 million in 2006. However, excluding the cost of real estate and water assets sold and related selling costs; segment operating expenses were $6.9 million in 2008, $13.2 million in 2007, and $7 million in 2006. After we entered the water resource business, the individual assets acquired by Vidler were not ready for immediate commercial use. Although Vidler is generating significant revenues from the sale of real estate and water assets, the segment is still incurring costs related to long-lived assets which will not generate revenues until future years, for example, operating, maintenance, and amortization expenses at Vidler’s water storage facilities.

Overhead expenses consist of costs which are not related to the development of specific water assets, such as salaries and benefits, rent, and audit fees. Overhead expenses were $3 million in 2008, $1.8 million in 2007, and $3.1 million in 2006. Most of the overhead change from year to year is due to an increase in staff costs as Vidler expands its operations as well as fluctuation in the accrual of performance-based incentive compensation for certain Vidler management, which was $195,000 in 2008, zero in 2007, and $1 million in 2006.

Project expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees. Project expenses are expensed as appropriate under GAAP, and could fluctuate from period to period depending on activity with Vidler’s various water resource projects. Costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized as part of the cost of the asset, and charged to cost of sales in the period that revenue is recognized. Project expenses principally relate to:

•	the operation and maintenance of the Vidler Arizona Recharge Facility;
•	the development of water rights in the Tule Desert groundwater basin (part of the Lincoln County agreement);
•	the utilization of water rights at Fish Springs Ranch as a future municipal water supply for the north valleys of the Reno, Nevada area; and
•	the operation of our farm properties in Idaho and maintenance of the associated water rights.

Project expenses were $2.7 million in 2008, $10.3 million in 2007, and $2.9 million in 2006. The $7.6 million and $7.4 million increase in project expenses in 2007 compared to 2008 and 2006 respectively is almost entirely due to a $7.3 million expense recorded in 2007 relating to a settlement of all outstanding claims and legal actions with the Pyramid Lake Paiute Tribe (“the Tribe settlement”).  See "Item 3.  Legal Proceedings - Fish Springs Ranch, LLC Litigation".

The $7.3 million settlement expense accrued in 2007 consisted of:

•	a cash payment of $500,000, which was made in the second quarter of 2007;
•	the transfer of approximately 6,214 acres of land, with a fair value of $500,000 and a book value of $139,000, to the Tribe in the second quarter of 2007;
•	a payment of $3.1 million in January 2008; and
•
a payment of $3.6 million due on the later of January 8, 2009 or the date that an Act of Congress ratifies the settlement agreement.  If the payment is made after January 8, 2009, interest will accrue at LIBOR from January 8, 2009. To date, no payment has been made as Congress has not yet ratified the settlement agreement.

    Given the declines in real estate markets throughout the U.S in 2008, we reviewed the carrying value of certain of our real estate assets noting that the projected cash flows on an undiscounted basis exceeded the carrying value of the asset.  Accordingly, no impairment losses were recorded.

Real Estate Operations

	Year Ended December 31,
	2008	2007	2006
Revenues:
Sale of Real Estate and Water Assets:
Sale of former railroad land	$2,297,000	$9,455,000	$16,541,000
Sale of Spring Valley Ranch			22,000,000
Net investment income	2,203,000	3,140,000	2,003,000
Other	970,000	884,000	862,000
Segment total revenues	5,470,000	13,479,000	41,406,000

Expenses:
Cost of former railroad land sold	$(673,000)	$(2,676,000)	$(5,489,000)
Cost of Spring Valley Ranch			(3,174,000)
Operating expenses	(4,431,000)	(2,694,000)	(2,244,000)
Segment total expenses	(5,104,000)	(5,370,000)	(10,907,000)
Income before taxes and minority interest	$366,000	$8,109,000	$30,499,000

It can take a year or more to complete a land sale transaction, and the timing of land sales in any one year is unpredictable. Historically the level of land sales has fluctuated from year to year. Accordingly, it should not be assumed that the level of sales as reported will be maintained in future years. As noted in more detail below, our average gross margin for former railroad land has increased from 2006 through 2008, but the total volume of acreage sold in any one year has declined over this period.

In 2008, Nevada Land recorded revenues of $2.3 million from the sale of 17,097 acres of former railroad land.  In 2007, Nevada Land recorded revenues of $9.5 million from the sale of 95,538 acres of former railroad land. In 2006, Nevada Land recorded revenues of $16.5 million from the sale of approximately 199,266 acres of former railroad land, and revenues of $22 million from the sale of Spring Valley Ranch.

Net investment income, arising from interest on financed sales as well as interest earned on liquid funds, contributed $2.2 million in 2008, compared to $3.1 million in 2007 and $2 million in 2006.

Other income amounted to $970,000, compared to $884,000 in 2007 and $862,000 in 2006.  Most of this revenue arises from land leases, principally for grazing and agricultural use.

In the following, gross margin is defined as revenue less cost of sales, and gross margin percentage is defined as gross margin divided by revenues.

After deducting the cost of land sold, in 2008 the gross margin on the sale of former railroad land was $1.6 million, compared to $6.8 million in 2007 and $11.1 million in 2006. The gross margin percentage earned on the sale of former railroad land was 70.7% in 2008, compared to 71.7 % in 2007 and 66.8% in 2006. The gross margin on the sale of Spring Valley Ranch in 2006 was $18.8 million (86%).

Segment operating expenses were $4.4 million in 2008, compared to $2.7 million in 2007 and $2.2 million in 2006. The increase in operating expenses in 2008 of $1.7 million and $2.2 million compared to 2007 and 2006 respectively is due primarily to the start-up of real estate operations of UCP in California. As and when more capital is allocated to UCP, we anticipate that the revenues and costs of this entity will be more significant to the overall real estate segment results of operations.

The $7.7 million decrease in segment income from 2007 to 2008 is due primarily to the $5.2 million lower gross margin from the sale of former railroad land in 2008 compared to 2007, as well as the increase in overhead in 2008 of $1.7 million as noted above. The lower gross margin from the sale of former railroad land in 2008 is due to the effect of selling a lower volume of land (resulting in lower revenues) at a similar gross margin percentage. The volume of former railroad land sold decreased 82% year over year and land sales revenues were 76% lower year over year, but the gross margin percentage on land sales remained similar with a gross margin percentage of 70.6 % in 2008 compared to 71.7% in 2007.

The $22.4 million decrease in segment income from 2006 to 2007 is due to a $4.3 million lower gross margin from the sale of former railroad land in 2007 compared to 2006, as well as the $18.8 million contribution from the sale of Spring Valley Ranch in 2006. The lower gross margin from the sale of former railroad land in 2007 is due to the net effect of selling a lower volume of land (resulting in lower revenues) at a higher gross margin percentage. The volume of former railroad land sold decreased 52% year over year and land sales revenues were 43% lower year over year, but the gross margin percentage on land sales improved 4.9%, from 66.8% in 2006 to 71.7% in 2007.

Despite the slow-down in real estate sales at Nevada Land, we are seeing strong development activity with respect to our geothermal rights, which appears to reflect the increased demand in the U.S. for alternative energy sources. Nevada Land owns the geothermal rights to over 1.3 million acres in northern Nevada. We hold the geothermal rights on property we still own, and we have retained the geothermal rights on all land sales that we have previously recorded. Typically, we structure geothermal development agreements with power companies that incorporate a lease element, as well as a royalty on the actual energy generated from a geothermal plant. We are currently a party to seven geothermal leases, over a total of 16,500 acres, in varying stages of development with five different power companies.

Given the declines in real estate markets throughout the U.S in 2008, we reviewed the carrying value of certain of our real estate assets noting that the projected cash flows on an undiscounted basis exceeded the carrying value of the asset.  Accordingly, no impairment losses were recorded.

Corporate

	Year Ended December 31,
	2008	2007	2006
Revenues:
Realized gain (loss) on sale or impairment of securities	$41,717,000	$(1,426,000)	$15,943,000
Net investment income	3,760,000	6,025,000	5,611,000
Other	289,000	304,000	304,000
Segment total revenues	45,766,000	4,903,000	21,858,000

Recoveries (expenses):
Stock appreciation rights expense	$(3,989,000)	$(4,468,000)
Foreign exchange gain	15,020,000	1,994,000	$2,631,000
Other	(3,473,000)	(13,020,000)	(17,650,000)
Segment total recoveries (expenses)	7,558,000	(15,494,000)	(15,019,000)
Income (loss) before taxes and minority interest	$53,324,000	$(10,591,000)	$6,839,000

    This segment consists of cash, majority interests in small businesses, and other parent company assets and liabilities.  This segment also contains the deferred compensation assets held in trust for the benefit of several PICO officers, as well as the corresponding and offsetting deferred compensation liabilities.   Revenues in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.  At December 31, 2008, virtually all of the securities held in this segment are deferred compensation assets.

The officers concerned have deferred the majority of incentive compensation earned to date, and the proceeds from exercising SAR in 2005, most of which were originally stock options, granted as far back as 1994. The investment income and realized gains and losses from the deferred compensation assets are recorded as revenues in the year that they are earned, and a corresponding and offsetting cost or benefit is recorded as deferred compensation expense. The change in net unrealized appreciation or depreciation in the deferred compensation assets each year is not recorded in revenues, but it is charged to compensation expense.  Consequently, due to the expenses recorded related to unrealized appreciation or depreciation, in any one year deferred compensation can have an effect on segment income and income before taxes in the statement of operations.  However, once the deferred compensation has been distributed, over the lifetime of the assets, the revenues and deferred compensation expense offset, and there is no net effect on segment income and income before taxes.

Revenues in this segment vary considerably from year to year, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.

The expenses recorded in this segment primarily consist of holding company costs which are not allocated to our other segments, for example, rent for our head office, any compensation cost for stock-settled Stock Appreciation Rights ("SAR"), and deferred compensation expense. In any one year, Corporate segment expenses can be increased, or reduced, by one or more individually significant expense or benefit items which occur irregularly (for example, the recording of compensation expense when SAR are granted and vest), or fluctuate from period to period (for example, foreign currency expense or benefit). Consequently, Corporate segment expenses are not necessarily directly comparable from year to year.

Sale of Jungfraubahn and Related Foreign Currency Gains

    Until April 2008, the largest asset in this segment was a 22.5% shareholding in Jungfraubahn, held by our Swiss subsidiary, Global Equity AG.  On April 22, 2008, Global Equity AG sold its interest in Jungfraubahn for net proceeds of 75.5 million Swiss Francs (“CHF”), or approximately US$75.3 million.  The sale of Jungfraubahn added $46.1 million to segment income, but the sale only had a minimal effect on shareholders’ equity and book value per share, as most of the gain and related tax effects had already been recorded in previous accounting periods as a net unrealized gain, in the Other Comprehensive Income component of Shareholders’ Equity.

The majority of the sales proceeds were immediately converted into U.S. dollars.  In December 2008, Global Equity AG declared a dividend, and repatriated most of the remaining sale proceeds to the U.S.  This process gave rise to two foreign exchange gains, which reduced expenses in this segment:
•
after we converted the Jungfraubahn sale proceeds, the U.S. dollar appreciated relative to the Swiss Franc.  Since Global Equity AG’s functional currency for financial reporting is the Swiss Franc, the U.S. dollars held increased in value when expressed in Swiss Francs.  This resulted in an $11.8 million foreign exchange gain in Global Equity AG’s statement of operations.  Global Equity AG disbursed all of its U.S. dollars during 2008; and

•
at the end of 2008, PICO Holdings had a receivable from the Swiss tax authorities, denominated in Swiss Francs.  Since the date that the Swiss Francs became receivable, the Swiss Franc has appreciated relative to the U.S. dollar, increasing the receivable when expressed in U.S. dollars, being PICO Holdings’ functional currency for financial reporting.  This resulted in a $1.4 million foreign exchange gain in PICO Holdings’ statement of operations.

We also record foreign exchange benefit (expense) from the effect of foreign exchange fluctuation on the amount of an inter-company loan.  See “Inter-Company Loan” below.

Segment Result

    The Corporate segment recorded revenues of $45.8 million in 2008, $4.9 million in 2007, and $21.9 million in 2006.

    In 2008, a $41.7 million net realized gain on the sale or impairment of holdings was recorded.  This principally consists of the $46.1 million realized gain on the sale of Jungfraubahn, and a $4.3 million net realized loss on the sale or impairment of holdings in deferred compensation accounts.

    The $4.3 million net realized loss on the sale or impairment of holdings in deferred compensation accounts primarily consisted of provisions for other-than-temporary impairment of $2.7 million for various stocks, and $1.5 million for two bonds:

•
the stocks were in an unrealized loss position for most of 2008. Based on the extent and the duration of the unrealized losses, we determined that the declines in market value are other-than-temporary. Consequently, we recorded a charge to reduce our basis in the stocks from original cost, or previously written-down basis, to their market value at December 31, 2008; and

•
the bond other-than-temporary impairment principally relates to a California bank holding company, Downey Financial.  In November 2008, the Federal Deposit Insurance Corporation seized Downey Savings, which was Downey Financial’s principal asset, and Downey Financial filed for Chapter 7 liquidation in U.S. Bankruptcy Court. According to an official notice dated November 26, 2008, there does not appear to be any property available to pay creditors.  Consequently, we determined that the investment is permanently impaired and recorded a provision to write off the carrying value of the bond, which was its amortized cost of $1 million.

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

    In 2006, net realized gains were $15.9 million, primarily consisting of realized gains of $8.6 million on the sale of part of our holding in Rätia Energie AG, and $6.8 million on the sale of our holding in Anderson-Tully Company.  Anderson-Tully was a timber Real Estate Investment Trust, which owned approximately 325,000 acres of high-quality timberland in the southeastern United States. During 2003 and 2004, we accumulated almost 10% of Anderson-Tully at an average cost of approximately $242,000 per share. In 2006, Anderson-Tully was acquired by a timberlands investment management organization, for approximately $446,000 per share.

    In this segment, investment income includes interest on cash and short-term fixed-income securities, and dividends from partially owned businesses. Investment income totaled $3.8 million, $6 million in 2007, and $5.6 million in 2006. Investment income fluctuates depending on the level of cash and temporary investments, the level of interest rates, and the dividends paid by partially-owned businesses. We sold our interest in Jungfraubahn prior to the payment of that company’s 2008 dividend, but investment income includes dividends received from Jungfraubahn of $1.4 million in 2007, and $1.2 million in 2006.

    In 2008, the Corporate segment recorded a $7.6 million recovery of expenses, compared to segment expenses of $15.5 million in 2007, and $15 million in 2006.

    As a result of these factors, the Corporate segment generated income of $53.3 million in 2008, a loss of $10.6 million in 2007, and income of $6.8 million in 2006.

    In 2008, the $7.6 million segment recovery of expenses primarily consisted of:
•
foreign currency gains of $15 million.  These consist of the $11.8 million gain on the conversion of Jungfraubahn sale proceeds into U.S. dollars and the $1.4 million gain on the Swiss Franc tax receivable discussed above, as well as a $1.8 million benefit from the effect of appreciation in the Swiss Franc on the inter-company loan over 2008 (see description of inter-company loan below).  These gains were recorded as reductions in expenses; which more than offset

•	SAR expense of $4 million (see description of SAR expense below);
•	HyperFeed litigation expenses of $1.1 million; and
•
other parent company net overhead of approximately $2.3 million. Other expenses were reduced by a $10.2 million net decrease in deferred compensation expense, which reflects a decrease in deferred compensation liabilities resulting from a decrease in the value of deferred compensation assets.

    In 2007, segment expenses of $15.5 million primarily consisted of:
•	SAR expense of $ 4.5 million;
•	HyperFeed litigation expenses of $1.7 million;
•	the accrual of $1.5 million in incentive compensation, being a discretionary bonus awarded to our President and Chief Executive Officer; and
•
other parent company overhead of $7.8 million.  Other expenses were reduced by a $548,000 net decrease in deferred compensation expense, which reflects a decrease in deferred compensation liabilities resulting from a decrease in the value of deferred compensation assets.

    Expenses were reduced by a $2 million benefit resulting from the effect of appreciation in the Swiss Franc on the inter-company loan during 2007.

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

Inter-Company Loan

    In addition to the interest in Jungfraubahn held in this segment until April 2008, PICO European Holdings, LLC (“PICO European”) holds a portfolio of interests in Swiss public companies.  PICO European is a wholly-owned subsidiary of Physicians, and forms part of the Insurance Operations in Run Off segment. Part of PICO European’s funding comes from a loan from PICO Holdings, Inc., which is denominated in Swiss Francs. Since the U.S. dollar is the functional currency for our financial reporting, under U.S. GAAP we are required to record a benefit or expense through the statement of operations to reflect fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar affecting the loan amount, although there is no net impact on consolidated shareholders’ equity.

    During accounting periods when the Swiss Franc appreciates relative to the U.S. dollar – such as 2008, 2007, and 2006 – under U.S. GAAP we are required to record a benefit through the statement of operations to reflect the fact that PICO European owes PICO Holdings more U.S. dollars.  In PICO European’s financial statements, an equivalent debit is included in the foreign currency translation component of shareholders’ equity (since it owes PICO Holdings more dollars); however, this does not go through the consolidated statement of operations.  Consequently, we recorded benefits of $1.8 million in 2008, $2 million in 2007, and $2.6 million in 2006, which reduced expenses in this segment.

    Conversely, during accounting periods when the Swiss Franc depreciates relative to the U.S. dollar, opposite entries are made and we record an expense to reflect the fact that PICO European owes PICO Holdings fewer U.S. dollars.

    In addition, PICO European has loans denominated in Swiss Francs from a Swiss bank. See Note 4 of Notes to Consolidated Financial Statements, “Borrowings”. Any currency effect on the bank loans is offset by a corresponding currency effect on the related investment assets, and does not form part of the foreign exchange benefit or expense recorded thorough the statement of operations discussed above.

SAR Expense

    On December 8, 2005, the Company’s Shareholders approved the PICO Holdings, Inc. 2005 Long-Term Incentive Plan (the “2005 SAR Plan”). Under the 2005 SAR Plan, when the holder exercises stock-settled SAR, the holder is issued new PICO common shares with a market value equal to the net in-the-money amount of the SAR.  This is calculated as the total in-the-money spread amount, less applicable withholding taxes, divided by the last sale price of PICO common stock on the NASDAQ Global Market on the date of exercise.

    On December 12, 2005, the Compensation Committee granted 2,185,965 stock-based SAR, with an exercise price of $33.76, to various officers of the Company, employees, and non-employee directors.

    In 2006, PICO adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), “Share-Based Payment”. Under SFAS No. 123(R), no expense is recorded at adoption for stock-based SAR which are fully vested. Since all of the stock-based SAR granted in 2005 were fully vested, no expense was recorded in 2006, 2007, and 2008 related to the SAR granted in 2005.

During 2007, under the 2005 SAR Plan, 486,470 stock-settled SAR were issued to four officers with an exercise price of $42.71 on August 2, 2007, and 172,939 stock-settled SAR were issued to one officer with an exercise price of $44.69 on September 4, 2007.  The exercise price of the SAR was the last sale price for PICO common stock on the day the SAR were granted. The SAR granted in 2007 vest over three years.

    In 2008, SAR expense of $4 million was recorded related to the SAR issued in 2007 which vested during 2008. In 2007, SAR expense of $4.5 million was recorded related to the SAR issued in 2007 which vested during 2007.   The SAR expense was calculated based on the estimated fair value of the vested SAR awarded.  See Note 1 of Notes To Consolidated Financial Statements, "Nature of Operations and Significant Accounting Policies”. During 2009, we expect to record the remaining $3.5 million in compensation expense related to the SAR granted in 2007, which are scheduled to fully vest in 2009.

At December 31, 2008, the exercise prices of all granted SAR were higher than the closing PICO stock price ($26.58).

Insurance Operations in “Run Off”

	Year Ended December 31,
	2008	2007	2006
Revenues:
Net investment income	$3,214,000	$3,457,000	$3,159,000
Realized gain (loss) on sale or impairment of investments	(5,480,000)	3,965,000	10,110,000
Other	110,000	187,000	8,000
Segment total revenues (charges)	(2,156,000)	7,609,000	13,277,000

Recoveries:
Underwriting recoveries	$670,000	$2,170,000	$2,703,000

Income (Loss) Before Taxes:
Physicians Insurance Company of Ohio	$2,291,000	$5,938,000	$10,914,000
Citation Insurance Company	$(3,777,000)	$3,841,000	$5,066,000
Income (loss) before taxes and minority interest	$(1,486,000)	$9,779,000	$15,980,000

Revenues and results in this segment vary considerably from year to year and are not necessarily comparable from year to year, primarily due to fluctuations in net realized investment gains, and favorable or unfavorable development in our loss reserves.

Segment total revenues were negative $2.2 million in 2008, $7.6 million in 2007, and $13.3 million in 2006.

Net investment income was $3.2 million in 2008, compared to $3.5 million in 2007, and $3.2 million in 2006. Net investment income varies from year to year, depending on the amount of cash and fixed-income securities in the portfolio, the prevailing level of interest rates, and the level of dividends paid on the common stocks in the portfolio.

Net realized gains (losses) on the sale or impairment of investments were a $5.5 million loss in 2008, compared to a $4 million gain in 2007, and a $10.1 million gain in 2006.

The $5.5 million net realized investment loss recorded in 2008 principally consisted of $11.5 million in gains on the sale of various portfolio holdings, which were more than offset by provisions of $16 million for other-than-temporary impairment of various stocks and $1 million for permanent impairment of a bond:
•
the stocks were in an unrealized loss position for most of 2008. Based on the extent and the duration of the unrealized losses, we determined that the declines in market value are other-than-temporary. Consequently, we recorded a charge to reduce our basis in the stocks from original cost, or previously written-down basis, to their market value at December 31, 2008.  This included a $3.4 million charge for other-than-temporary impairment of our holding in an Ohio bank.  The bank also has branches in Florida and Arizona, and is one of the top 20 mortgage lenders in the country.  We believe that the stock has declined due to concerns about the residential real estate markets in Ohio and Florida.  The charge for other-than-temporary impairment reduced the carrying value of our holding in the bank from its cost to market value at December 31, 2008; and

•
the bond was issued by Downey Financial, a California bank holding company.  In November 2008, the Federal Deposit Insurance Corporation seized Downey Financial’s principal asset, and Downey Financial filed for Chapter 7 liquidation in U.S. Bankruptcy Court. According to an official notice dated November 26, 2008, there does not appear to be any property available to pay creditors.  Consequently, we determined that the investment is permanently impaired and recorded a provision to write off the carrying value of the bond, which was its amortized cost of $1 million.

The $4 million net realized investment gain recorded in 2007 consisted of $4.2 million in gains on the sale of various portfolio holdings, which were partially offset by a $210,000 provision for other-than-temporary impairment of one stock.

The net realized investment gains of $10.1 million in 2006 represented gains on the sale of various portfolio holdings, and did not include any provisions for other-than-temporary impairment of securities.

In each of the past three years, in aggregate, the “run off” insurance companies recorded benefits from favorable reserve development, which exceeded regular loss and loss adjustment expense and operating expenses, resulting in total segment recoveries of $670,000 in 2008, $2.2 million in 2007, and $2.7 million in 2006.   See the Physicians and Citation sections of the “Company Summary, Recent Developments, and Future Outlook” portion of Item 7.

As a result of these factors, the Insurance Operations in “Run Off” segment incurred a $1.5 million loss in 2008, consisting of income of $2.3 million from Physicians, which was more than offset by a $3.8 million loss from Citation. In 2007, segment income of $9.8 million consisted of $5.9 million from Physicians and $3.9 million from Citation.  In 2006, segment income of $16 million consisted of $10.9 million from Physicians and $5.1 million from Citation.

Discontinued Operations - HyperFeed Technologies

Year Ended December 31, 2006

Loss before tax and minority interest	$ (10,257,000)

Gain on disposal, before tax	(3,002,000)
Benefit for income taxes	(4,657,000)
Gain on disposal, net	7,659,000

Gain on sale of HyperFeed's discontinued operations, net	330,000
Gain on sale of disposal and sale of discontinued operations, net	$ 7,989,000
Loss from discontinued operation$$	$ (2,268,000)

During 2006, HyperFeed filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. After the bankruptcy filing, HyperFeed was removed from PICO’s financial statements as a consolidated entity, so there were no discontinued operations related to HyperFeed in 2007 and 2008.

In 2006, we recorded a $2.3 million net loss after-tax from HyperFeed, comprised of a $10.3 million net loss, which was partially offset by an $8 million gain on disposal and the sale of discontinued operations:

•	the $10.3 million net loss consisted of a $5.3 million loss, and a $4.9 million write-down in the third quarter of 2006 of HyperFeed’s assets to estimated fair value of zero;
•
during the fourth quarter of 2006, HyperFeed filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The $8 million gain on disposal and the sale of discontinued operations was comprised of a $7.7 million after-tax gain on disposal, and a $330,000 after-tax gain on the sale of discontinued operations. The $7.7 million after-tax gain on disposal consisted of a $3 million gain on disposal before tax due to the removal of HyperFeed’s liabilities from PICO’s financial statements after the bankruptcy filing, and a $4.7 million income tax benefit.  See Notes 2 and 7 of Notes to Consolidated Financial Statements, "Discontinued Operations" and "Federal, Foreign and State Income Tax".

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

Cash Flow
Our assets primarily consist of our operating subsidiaries, cash and cash equivalents, and holdings in other public companies in our insurance company and deferred compensation investment portfolios. On a consolidated basis, the Company had $96.3 million in cash and cash equivalents at December 31, 2008, compared to $70.8 million at December 31, 2007. In addition to cash and cash equivalents, at December 31, 2008 the consolidated group held fixed-income securities with a market value of $29.1 million, and equities with a market value of $120.4 million.

The cash and cash equivalents, fixed-income securities, and equities held in each segment are:
•	the Water Resource and Water Storage Operations segment contains cash of $17.1 million;
•	the Real Estate Operations segment holds cash of $22.3 million;

•	our insurance companies have cash of $3.3 million, fixed-income securities with a market value of $14 million, and equities with a market value of $111.2 million; and
•
the Corporate segment contains cash of $47.5 million and a fixed-income security with a market value of $1.9 million.  In addition, cash of $6.1 million, fixed-income securities with a market value of $13.2 million, and equity securities with a market value of $7.2 million are held in deferred compensation Rabbi Trusts within the Corporate segment, which will be used to pay the deferred compensation liabilities.

In addition, $2 million of miscellaneous securities are held in the Real Estate Operations and Corporate segments.

Our liquid money market funds are held in the Federated Government Obligations Money Market Fund (ticker: GOIXX).

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

•
Nevada Land is actively selling real estate which has reached its highest and best use. Nevada Land’s principal sources of cash flow are the proceeds of cash real estate sales, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land’s operating and development costs, so Nevada Land is generating cash flow.  We are redeploying part of the cash flow from Nevada Land to build the business of UCP, by acquiring finished and partially-developed residential lots in selected California markets; and

•
Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation. The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance companies.

The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, set guidelines for insurance company investments, and restrict the amount of profits which can be distributed as dividends. At December 31, 2008 the insurance companies had statutory surplus of $59 million, of which $4.4 million could be distributed without regulatory approval.

Typically, our insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments. When interest rates are at very low levels, the bond portfolios may have a shorter duration than the projected pattern of claims payments.

As shown in the Consolidated Statements of Cash Flow, there was a $25.5 million net increase in cash and cash equivalents in 2008, compared to a $65.8 million net decrease in 2007, and a $98.8 million net increase in 2006.

During 2008, operating activities used cash of $100.9 million, compared to cash used of $56.6 million in 2007, and $12.6 million of cash provided in 2006. The 2006 total includes the operating activities of discontinued operations, which used cash of $7 million.

The most significant cash inflows from operating activities were:
•
in 2008, cash land sales by Nevada Land and repayments on notes related to previous land sales, as well as investment income from the Insurance Operations in Run Off segment and from liquid funds held in the other segments;

•	in 2007, sale of real estate by Nevada Land; and
•	in 2006, the sale of Spring Valley Ranch for $22 million, and $11.1 million from cash land sales by Nevada Land.

In all three years, the principal operating cash outflows relate to the acquisition and development of real estate and water assets for future development, which is classified as an operating cash flow since we are in the business of acquiring and developing real estate and water assets with a view to possible re-sale at an appropriate time in the future, claims payments by Physicians and Citation, and overhead expenses.  In 2008, we used cash of $53.6 million to acquire and develop real estate and water assets, and we assumed $14.4 million of debt related to properties we acquired.  In addition, we paid $43.6 million in taxes, $16.1 million of which is due to be refunded in the first quarter of 2009.  In addition, we paid $11.5 million (and distributed another $4.5 million in securities) of deferred compensation to an officer who retired and withdrew his deferred compensation assets.

During 2008, investing activities provided cash of $132.9 million, compared to $111.9 million of cash used in 2007, and $15.2 million of cash provided in 2006. The 2006 total includes the investing activities of discontinued operations, which used cash of $1.9 million.

The most significant cash inflows and outflows from investing activities were:
•
in 2008, the sale of equity securities provided net cash of $71.9 million, principally due to the sale of Jungfraubahn for approximately $75.3 million.  Excluding Jungfraubahn, we bought $26.3 million of equity securities, and sold $22.9 million, representing activity in our insurance and deferred compensation portfolios.  Proceeds from the maturity and call of bonds provided cash of $73.9 million, which primarily represented the maturity of temporary investments made with a portion of the proceeds of the February 2007 stock offering, and we used $9.3 million to buy new bonds.   In addition, we received cash proceeds of $11.7 million from the sale of Semitropic;

•
in 2007, a $46.6 million net increase in fixed-income securities, which represents the temporary investment of a portion of the proceeds of the February 2007 stock offering. The principal use of investing cash was $48.1 million in outlays for property and equipment, primarily related to the Fish Springs pipeline project. In addition, $16.2 million net was invested in stocks, primarily in the insurance company portfolios; and

•
in 2006, the proceeds from the maturity or sale of fixed-income investments exceeded new purchases, providing cash of $28.9 million, and proceeds from the sale of stocks exceeded new purchases, providing $16.7 million in cash. The principal use of investing cash was $27.2 million in outlays for property and equipment, primarily related to the Fish Springs pipeline project.

During 2008, financing activities provided cash of $8.3 million, compared to $104.6 million of cash provided in 2007, and $73.4 million of cash provided in 2006. The 2006 total includes discontinued operations, which used cash of $498,000.

The most significant cash inflows and outflows from financing activities were:
•
in 2008, an $8.2 million increase in Swiss Franc (CHF) borrowings from our bank in Switzerland. This represented borrowings of CHF 4.3 million ($4 million) on our current account facility, and the proceeds of an additional fixed advance of CHF4.5 million ($4.2 million), which carries a 4.43% interest rate and is due for repayment in 2011;

•
in 2007, the sale of 2.8 million newly-issued shares of PICO common stock at $37 per share, for net cash proceeds of $100.1 million. In addition, there was a $4.4 million tax benefit related to the exercise of SAR; and

•	in 2006, the sale of 2.6 million newly-issued shares of PICO common stock at $30 per share, for net cash proceeds of $73.9 million.

We now have total borrowing capacity in Switzerland of CHF 25 million ($23.4 million), consisting of CHF 20 million ($18.7 million) of fixed advances due for repayment in 2009 and 2011, and a CHF 5 million ($4.7 million) current account credit facility.  At December 31, 2008, we had borrowed approximately CHF 24.3 million ($22.8 million) of this capacity. The additional Swiss Franc fixed advance, and the increase in the current account credit facility during 2008, allow PICO European to acquire additional interests in Swiss public companies, financed in the local currency.

As of December 31, 2008, PICO European had two fixed advances scheduled for repayment in 2009.  In February 2009, a fixed advance of CHF 3 million was renewed for 5 years, maturing in February 2014, at a 3.81% interest rate.  A fixed advance of CHF 12.5 million is due for repayment in May 2009.  We expect to refinance this loan with a new CHF fixed advance in May 2009.

We believe that our cash and cash equivalent balances, short-term investments, and cash flows are adequate to satisfy cash requirements for at least the next 12 months. Further, we may issue debt or equity securities under our shelf registration statement discussed below. Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to have in the foreseeable future.

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

As of December 31, 2008, no stock had been repurchased under this authorization.

Commitments and Supplementary Disclosures

1.	At December 31, 2008:
•	We had no “off balance sheet” financing arrangements.
•	We have not provided any debt guarantees.
•
We have no commitments to provide additional collateral for financing arrangements. Our subsidiary PICO European Holdings, LLC has Swiss Franc borrowings which partially finance some of their investments in European equities. The equities provide collateral for the borrowings.

Aggregate Contractual Obligations:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2008.

Contractual Obligations	Payments Due by Period
	Less than 1 year	1 -3 years	3 -5 years	More than 5 years	Total
Borrowings	$21,514,965	$19,973,492	$ 893,260		$42,381,718
Interest on borrowings (1)	1,239,312	3,594,046	500,897		5,334,255
Operating leases	644,312	568,936	10,722		1,223,970
Expected claim payouts	4,558,534	10,240,811	5,069,485	$7,904,490	27,773,320
Other borrowings/obligations (primarily commitments for water purchases for the Recharge Site and the amounts due under the Tribe settlement)	7,076,308				7,076,308
Total	$35,033,432	$34,377,284	$6,474,365	$7,904,490	$83,789,571

 In addition to the amounts shown in the table above, $12.6 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48.  Related to these unrecognized tax benefits, we have also recorded a liability for potential interest of $3.2 million at December 31, 2008.  As of December 31, 2008, the Company believes that it is reasonably possible that $11.7 million of the FIN 48 tax liability related to a subsidiary in receivership may be decreased within the next twelve months as a result of either a statute closing or the receipt of a favorable ruling

 (1) Represent interest costs on borrowings at December 31, 2008 for the terms of the debt.  Interest cost beyond year one is not recorded in the accompanying consolidated financial statements.

2.	Recent Accounting Pronouncements

SFAS 161 - In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for PICO on January 1, 2009. PICO is currently in the process of determining the effect, if any, that the adoption of SFAS 161 will have on the consolidated financial statements.

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

SFAS 160 - In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.”  SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for PICO on January 1, 2009. PICO is currently in the process of determining the effect, if any, that the adoption of SFAS 160 will have on the consolidated financial statements.

FASB Staff Position (“FSP’) FAS 142-3 - In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” for intangible assets acquired after adoption. Under FSP FAS 142-3 an entity should consider its own historical experience in renewing similar arrangements, or market participant assumptions in the absence of historical experience. FSP FAS 142-3 also requires disclosures to enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  PICO is currently in the process of determining the effect, if any, that the adoption FSP FAS 142-3 will have on the consolidated financial statements.

FSP EITF 03-6-1 - In June 2008, relative to Emerging Issues Task Force Issue No. (“EITF”) 03-6-1, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 concluded that unvested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method prescribed under SFAS No. 128, “Earnings per Share”. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early adoption prohibited. The adoption of this standard will not have a material impact on basic or diluted earnings per share.

REGULATORY INSURANCE DISCLOSURES

Liabilities for Unpaid Loss and Loss Adjustment Expenses

Loss reserves are estimates of what an insurer expects to pay claimants (“loss expense”), as well as legal, investigative, and claims administrative costs (“loss adjustment expenses”). PICO’s insurance subsidiaries are required to maintain reserves for the payment of estimated losses and loss adjustment expenses for both reported claims, and claims where the event giving rise to a claim has allegedly occurred but the claim has not been reported to us yet (“IBNR”). The ultimate liabilities may be materially higher or lower than our current reserve estimates. Liabilities for unpaid loss and loss adjustment expenses are estimated based on actual and industry experience, and assumptions and projections as to claims frequency, claims severity, inflationary trends, and settlement payments. These estimates may vary from the eventual outcome.

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

Physicians and Citation had direct reserves (that is, liabilities for unpaid losses and loss adjustment expenses before reinsurance reserves, which reduce our net unpaid losses and loss adjustment expenses) of $27.8 million at December 31, 2008, $32.4 million at December 31, 2007, and $41.1 million at December 31, 2006.

Claims payments reduced reserves by $1.4 million in 2008, $4.8 million in 2007, and $3.5 million in 2006.

Although the reserves of each insurance company are certified annually by independent actuaries as required by state law, significant fluctuations in reserve levels can occur, based upon a number of variables used in actuarial projections of ultimate incurred losses and loss adjustment expenses.  Adjustments to prior year loss reserves, principally due to favorable reserve development, reduced liabilities for unpaid loss and loss adjustment expenses by $2.5 million in 2008, $3.6 million in 2007, and $3.2 million in 2006.  See Note 11 of Notes to PICO ’s Consolidated Financial Statements, “Reserves for Unpaid Loss and Loss Adjustment Expenses” and the Insurance Operations in “Run Off” portion of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for additional information regarding reserve changes.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

The following table presents the development of balance sheet liabilities for 1998 through 2008 for medical professional liability insurance, and all property and casualty and workers’ compensation lines of business.  The table excludes reserves for other lines of business that Physicians ceased writing in 1989, which are immaterial.

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

	1998	1999	2000	2001	2002

			In Thousands
Net liability as originally estimated:	$89,554	$88,112	$74,896	$54,022	$44,905
Discount	8,515	7,521
Gross liability as originally estimated:	98,069	95,633	74,896	54,022	44,905
Cumulative payments as of:
One year later	23,696	22,636	9,767	7,210	6,216
Two years later	41,789	31,987	16,946	13,426	12,729
Three years later	50,968	39,150	23,162	19,939	16,956
Four years later	58,129	45,140	29,675	24,166	20,381
Five Years later	64,119	51,566	33,902	27,591	23,128
Six years later	70,545	55,793	37,327	30,338	26,530
Seven years later	74,772	59,218	40,074	31,700
Eight years later	78,198	61,965	41,437
Nine years later	76,395	63,328
Ten years later	77,757
Liability re-estimated as of:
One year later	114,347	96,727	63,672	52,115	49,573
Two years later	115,539	85,786	61,832	56,782	49,331
Three years later	104,689	83,763	66,494	56,540	45,574
Four years later	102,704	88,460	66,275	52,784	42,352
Five Years later	107,409	88,167	62,519	49,562	40,790
Six years later	107,127	84,412	59,298	47,999	38,344
Seven years later	103,374	81,200	57,736	45,544
Eight years later	100,153	79,639	55,280
Nine years later	98,606	77,183
Ten years later	96,150

Cumulative Redundancy	$1,919	$18,450	$19,616	$8,478	$6,571

	Year Ended December 31,
	2003	2004	2005	2006	2007	2008

			In Thousands
Gross liability before discount as originally estimated:	$43,357	$36,602	$28,618	$21,972	$15,623	$11.840
Cumulative payments as of:
One year later	6,513	4,227	3,425	2,747	2,747
Two years later	10,740	7,652	6,172	4,110	4,110
Three years later	14,165	10,399	7,535
Four years later	21,162	11,762
Five Years later	22.525
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Liability re-estimated as of:
One year later	43,115	32,845	25,397	18,370	18,370
Two years later	39,358	29,623	23,834	15,914	13,167
Three years later	36,135	28,061	21,378
Four years later	34,574	25,605
Five Years later	32,117
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Cumulative Redundancy	$11,240	10,997	7,240	6,057	2,456

RECONCILIATION TO FINANCIAL STATEMENTS:
Gross liability - end of year				$38,944	$32,276	$27,681
Reinsurance recoverable				(16,972)	(16,653)	(15,877)
Net liability - end of year				21,972	15,623	11,804
Reinsurance recoverable				16,972	16,653	15,877
				38,944	32,276	27,681
Discontinued personal lines insurance				101	100	92
Liability to California Insurance Guarantee Association for Workers' Compensation payouts				2,038
Balance sheet liability				$41,083	$32,376	$27,773

Gross re-estimated liability - latest				$34,405	$30,061
Re-estimated recoverable - latest				(18,490)	(16,894)
Net re-estimated liability - latest				$15,915	$13,167
Net cumulative redundancy				$6,057	$2,456

The decrease or increase recorded each year includes all changes in amounts for prior periods made in the current year. For example, the amount of reserve deficiency or redundancy related to a loss settled in 2001, but incurred in 1998, will be included in the decrease or increase amount for 1998, 1999, and 2000. Conditions and trends that have led to changes in the liability in the past may not necessarily occur in the future. For example, in several different years Physicians “commuted” (that is, canceled) reinsurance contracts, and reversed the effect of the reinsurance contracts in its financial statements.  This significantly increased the estimate of net reserves for prior years by reducing the amount of loss and loss adjustment expense reserves recoverable from reinsurance for those years. Accordingly, future increases or decreases cannot necessarily be extrapolated from this table.

The development table above differs from the development tables displayed in the Annual Statements of Physicians and Citation filed with the Departments of Insurance in their home states. The development tables in the Annual Statements (Schedule P, Part-2) are prepared on the statutory basis of accounting, and exclude unallocated loss adjustment expenses that are included in the development table above, which is prepared on a GAAP basis.

Loss Reserve Experience

The inherent uncertainty in estimating loss reserves is greater for some lines of insurance than others, and depends on the length of the reporting “tail” associated with the particular insurance product (that is, the period of time between the occurrence of the event giving rise to a claim, and the reporting of the claim to the insurer), historical development in claims, the historical information available during the estimation process, the impact of changing regulations and legal precedents on open claims, and reinsurance, among other things. Since medical professional liability insurance, commercial casualty, and workers’ compensation claims may not be fully paid for many years, estimating reserves for claims in these lines of business can be more uncertain than estimating reserves in other lines of insurance. As a result, precise reserve estimates cannot be made for several years after the accident year for which reserves are initially established.

Our insurance subsidiaries have established reserves based on actuarial estimates that we believe are adequate to meet the ultimate cost of losses arising from claims.  However, it has been, and will continue to be, necessary for our insurance subsidiaries to review and make appropriate adjustments to reserves for claims and expenses for settling claims.  Our insurance companies have recorded income from favorable reserve development in 2008, 2007, and 2006; however, if our reserves prove to be inadequate in future, our insurance companies would have to adjust their reserves and record a charge against income, which could have an adverse effect on our statement of operations and financial condition.

Reconciliation of Unpaid Loss and Loss Adjustment Expenses

An analysis of changes in the liability for unpaid losses and loss adjustment expenses for 2008, 2007, and 2006 is set out in Note 11 of Notes to Consolidated Financial Statements, “Reserves for Unpaid Loss and Loss Adjustment Expenses”.

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

During the last two and one-half accident years that Physicians wrote business (July 1, 1993 to December 31, 1995), Physicians ceded reinsurance contracts (that is, transferred claims risk) to Odyssey America Reinsurance Corporation, a subsidiary of Odyssey Re Holdings Corp. (rated “A” by A. M. Best Company), and The Medical Assurance Company, Inc., a wholly-owned subsidiary of Pro Assurance Group (rated "A-" by A. M. Best Company). Physicians retained all risks up to $200,000 per occurrence. All risks above $200,000, up to policy limits of $5 million, were automatically transferred to the reinsurers, subject to the specific terms and conditions of the various reinsurance agreements. Should any reinsurer be unable to meet its contractual obligations, Physicians remains contingently liable to policyholders for the amounts covered by the reinsurance contracts.

Prior to July 1, 1993, Physicians ceded a portion of the risk it wrote, under numerous reinsurance treaties at various retentions and risk limits.

Property and Casualty Insurance through Citation Insurance Company

For the property business, Citation has reinsurance providing coverage of $6 million, for amounts in excess of $150,000 per claim. For the casualty business, excluding umbrella coverage, Citation has reinsurance providing coverage of $6 million, for amounts in excess of $150,000 per claim. Umbrella coverage was reinsured for $2 million, for amounts in excess of $100,000 per claim. The catastrophe treaties for 1998 and subsequent years provided coverage of 95% of $14 million, for amounts in excess of $1 million per claim. The reinsurance was placed with various reinsurers.

Citation’s last property and casualty insurance policies expired in December 2001, so it does not require reinsurance from 2002 on for these lines of business.

If the reinsurers are “not admitted” for regulatory purposes, Citation has to maintain sufficient collateral with approved financial institutions to secure ceded paid losses and outstanding reserves.

See Note 10 of Notes to Consolidated Financial Statements, “Reinsurance” for reinsurance recoverable concentration for all property and casualty lines of business as of December 31, 2008. In the event that reinsurers are unable to meet their obligations under the reinsurance agreements, Citation remains contingently liable for the amounts covered by the reinsurance contracts.

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

Reinsurance Agreements on Workers’ Compensation Insurance Liabilities

In addition to the reinsurance agreements with Fremont described above, Citation has reinsurance coverage for its workers’ compensation insurance liabilities for the policy years 1986 to 1997 with General Reinsurance Corporation, a wholly-owned subsidiary of Berkshire Hathaway, Inc. (“AAA”-rated by Standard & Poor’s). The Company has retained the first $150,000 of risk on policies issued in 1986 and 1987; $200,000 for policy years 1988 and 1989; and $250,000 for policy years 1990 through to 1997.

For policy years 1983 to 1985, partial reinsurance exists and is administered through Guy Carpenter Company as broker. These treaties are for losses in excess of $75,000 for 1983 and 1984, and $100,000 for 1985. The subscriptions on these treaties are for 30%, 35%, and 52.5% for the respective treaty years.

See Note 10 of Notes to Consolidated Financial Statements, “Reinsurance”, for the reinsurance recoverable concentration for Citation’s workers’ compensation line of business as of December 31, 2008.   In the event that reinsurers are unable to meet their obligations under the reinsurance agreements, Citation remains contingently liable for the amounts covered by the reinsurance contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. We currently have interest rate risk as it relates to its fixed maturity securities, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, our borrowings are short to medium term in nature and therefore approximate fair value. At December 31, 2008, we had $29.1 million of fixed maturity securities, $120.4 million of marketable equity securities that were subject to market risk, of which $64.5 million were denominated in foreign currencies, primarily Swiss francs. Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For fixed maturity securities we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security. At December 31, 2008, the model calculated a loss in fair value of $1.1 million. For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities. For investments denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $24.1 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $8.3 million that would impact the foreign currency translation in shareholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 and the Report of the Registered Independent Public Accounting Firm is included in this report as listed in the index.

SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except share and per share amounts) for 2008 and 2007 are shown below. In management’s opinion, the interim financial statements from which the following data has been derived contain all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Net investment income and net realized gain (loss)	$3,499	$52,684	$286	$(10,095)
Sale of real estate and water assets	$494	$811	$430	$1,602
Total revenues (charges)	$4,477	$53,923	$9,832	$(7,881)
Gross profit	$345	$639	$285	$1,161
Net income (loss)	$(1,647)	$28,243	$533	$1,502

Net income (loss) per common share:
Basic	$(0.09)	$1.50	$0.03	$0. 08

Diluted	$(0.09)	$1.49	$0.03	$0. 08

	Three Months Ended
	March 31,	June 30,	September30,	December 31,
	2007	2007	2007	2007
Net investment income and net realized gain	$5,217	$5,940	$3,333	$5,295
Sale of real estate and water assets	$2,309	$2,117	$1,477	$3,592
Total revenues	$7,815	$8,314	$8,415	$9,486
Gross profit	$1,514	$1,413	$1,051	$2,805
Net income (loss)	$521	$(3,713)	$474	$1,449

Net income (loss) per common share:
Basic	$0.03	$(0.20)	$0.03	$0. 08

Diluted	$0.03	$(0.20)	$0.02	$0. 08

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007
AND FOR EACH OF THE
THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	35
Consolidated Balance Sheets as of December 31, 2008 and 2007	36
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	37
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007, and 2006	38-40
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	41
Notes to Consolidated Financial Statements	42- 62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PICO Holdings, Inc.
PICO Holdings, Inc.
La Jolla, CA

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income, and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective January 1, 2007, and FASB Statement No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 27, 2009, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Diego, CA
February 27, 2009

PICO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

ASSETS	2008	2007
Available for Sale Investments (Note 3)
Fixed maturities	$29,058,562	$105,780,499
Equity securities	120,358,461	259,743,145
Total investments	149,417,023	365,523,644

Cash and cash equivalents	96,316,018	70,791,025
Notes and other receivables, net (Note 6)	24,352,367	17,151,065
Reinsurance receivables (Note 10)	16,373,132	16,887,953
Real estate and water assets (Note 5)	271,714,300	200,605,792
Property and equipment, net (Note 8)	1,512,370	1,212,394
Net deferred income taxes (Note 7)	25,274,232
Federal, foreign and state income taxes (Note 7)	4,519,920
Other assets	3,154,434	4,170,407

Total assets	$592,633,796	$676,342,280

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for unpaid losses and loss adjustment expenses (Note 11)	$27,773,320	$32,376,018
Deferred compensation (Note 1)	27,744,528	52,546,234
Other liabilities	16,988,040	25,806,566
Federal, foreign and state income taxes (Note 7)		3,209,651
Borrowings (Note 4)	42,381,718	18,878,080
Net deferred income taxes (Note 7)		17,675,162
Total liabilities	114,887,606	150,491,711

Commitments and Contingencies (Notes 10 - 15)

Shareholders' Equity
Common stock, $.001 par value; authorized 100,000,000; 23,265,187 issued and 18,840,392 outstanding at December 31, 2008 and 23,259,367 issued and 18,833,733 outstanding at December 31, 2007	23,265	23,259
Additional paid-in capital	439,381,715	435,235,358
Accumulated other comprehensive income (loss) (Note 1)	(1,423,863)	79,469,438
Retained earnings	118,036,716	89,405,743
	556,017,833	604,133,798
Less treasury stock, at cost (common shares: 4,424,795 in 2008 and 4,425,630 in 2007)	(78,271,643)	(78,283,229)
Total shareholders' equity (Note 9)	477,746,190	525,850,569
Total liabilities and shareholders' equity	$592,633,796	$676,342,280

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Revenues:
Sale of real estate and water assets	$3,337,460	$9,496,156	$41,509,116
Net investment income (Note 3)	10,145,430	17,039,800	13,556,192
Net realized gain on investments (Note 3)	36,227,458	2,747,958	26,053,077
Gain on sale of water storage	8,716,082
Other (Note 1)	1,925,110	4,644,834	1,604,859
Total revenues	60,351,540	33,928,748	82,723,244
Costs and expenses:
Operating and other costs (Note 1)	4,250,234	31,725,964	23,581,759
Cost of real estate and water assets sold	908,186	2,684,183	10,276,789
Loss and loss adjustment recovery (Note 11)	(2,456,386)	(3,601,091)	(3,224,401)
Depreciation and amortization	1,260,471	1,106,027	1,222,351
Total costs and expenses	3,962,505	31,915,083	31,856,498
Income before income taxes and minority interest	56,389,035	2,013,665	50,866,746
Provision for federal, foreign and state income taxes (Note 7)	28,491,016	3,535,699	19,390,374
Income (loss) before minority interest	27,898,019	(1,522,034)	31,476,372
Minority interest in loss of subsidiaries	732,954	252,307	34,252
Income (loss) from continuing operations	28,630,973	(1,269,727)	31,510,624
Loss from discontinued operations, net of tax (Note 2)			(10,256,984)
Gain on disposal of discontinued operations, net			7,989,315
Loss from discontinued operations			(2,267,669)
Net income (loss)	$28,630,973	$(1,269,727)	$29,242,955

Net income (loss) per common share – basic:
Income (loss) from continuing operations	$1.52	$(0.07)	$2.10
Loss from discontinued operations			(0.15)
Net income (loss) per common share	$1.52	$(0.07)	$1.95
Weighted average shares outstanding	18,835,002	18,321,449	14,994,947
Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$1.52	$(0.07)	$2.10
Loss from discontinued operations			(0.15)
Net income (loss) per common share	$1.52	$(0.07)	$1.95
Weighted average shares outstanding	18,861,853	18,321,449	15,025,341

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2008, 2007 and 2006

				Accumulated Other
				Comprehensive Income
		Additional		Net Unrealized	Foreign
				Appreciation
	Common	Paid-In	Retained	on	Currency	Treasury
	Stock	Capital	Earnings	Investments	Translation	Stock	Total
Balance, January 1, 2006	$17,707	$257,466,412	$61,725,860	$66,124,412	$(6,031,950)	$(78,427,484)	$300,874,957

Comprehensive Income for 2006
Net income			29,242,955
Net unrealized appreciation on investments net of deferred tax of $1.5 million and reclassification adjustment of $10.7 million				69,016
Foreign currency translation					789,201
Total Comprehensive Income							30,101,172

Acquisition of treasury stock for deferred compensation plans		173,352				132,674	306,026

Common stock offering, net of expenses of $4.1 million	2,600	73,942,544					73,945,144

Balance, December 31, 2006	$20,307	$331,582,308	$90,968,815	$66,193,428	$(5,242,749)	$(78,294,810)	$405,227,299

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2008, 2007 and 2006

				Accumulated Other
				Comprehensive Income
		Additional		Net Unrealized	Foreign
	Common	Paid-In	Retained	Appreciation	Currency	Treasury
	Stock	Capital	Earnings	on Investments	Translation	Stock	Total

Balance, December 31, 2006	$20,307	$331,582,308	$90,968,815	$66,193,428	$(5,242,749)	$(78,294,810)	$405,227,299
Impact of adopting FASB Interpretation No. 48			(293,345)				(293,345)

Comprehensive Income for 2007
Net loss			(1,269,727)
Net unrealized appreciation on investments net of deferred tax of $7.7 million and reclassification adjustment of $2.5 million				16,263,071
Foreign currency translation					2,255,688
Total Comprehensive Income							17,249,032

Stock based compensation expense		4,468,334					4,468,334

Disposition of treasury stock from deferred compensation plans		17,811				11,581	29,392

Exercise of stock-settled stock appreciation rights, net of excess tax benefits of $4.4 million	129	(972,207)					(972,078)

Common stock offering, net of expenses of $4.3 million	2,823	100,139,112					100,141,935

Balance, December 31, 2007	$23,259	$435,235,358	$89,405,743	$82,456,499	$(2,987,061)	$(78,283,229)	$525,850,569

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2008, 2007 and 2006

				Accumulated Other
				Comprehensive Loss
		Additional		Net Unrealized	Foreign
	Common	Paid-In	Retained	Appreciation	Currency	Treasury
	Stock	Capital	Earnings	on Investments	Translation	Stock	Total

Balance, December 31, 2007	$23,259	$435,235,358	$89,405,743	$82,456,499	$(2,987,061)	$(78,283,229)	$525,850,569
Comprehensive loss for 2008
Net income			28,630,973
Net unrealized depreciation on investments net of deferred tax of $42.5million and reclassification adjustment of $54.2 million				(70,889,521)
Foreign currency translation					(10,003,778)
Total Comprehensive Loss							(52,262,328)

Stock based compensation expense		3,988,596					3,988,596

Disposition of treasury stock from deferred compensation plans		16,788				11,586	28,374

Exercise of stock-settled stock appreciation rights, net of excess tax benefits of $62,000	2	(16,229)					(16,227)

Issuance of restricted PICO stock	4	157,202					157,206

Balance, December 31, 2008	$23,265	$$439,381,715	$$118,036,716	$$11,566,976	$ $(12,990,839)	$ $(78,271,643)	$477,746,190

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28,630,973	$(1,269,727)	$29,242,955
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of acquisitions:
Provision (benefit) for deferred taxes	2,676,025	(6,592,013)	4,286,402
Depreciation and amortization	1,354,352	1,634,698	2,303,827
Stock based compensation expense and amortization of restricted stock awards	4,156,960	4,468,334
Gain on sale of investments	(36,227,458)	(2,747,958)	(26,053,077)
Gain on sale of water storage	(8,716,082)
Gain on non-monetary exchange		(3,466,402)
Loss from discontinued operations, net			2,267,669
Changes in assets and liabilities, net of effects of acquisitions:
Notes and other receivables	(7,233,633)	25,633	(3,045,752)
Other liabilities	(1,209,451)	(10,881,075)	502,669
Other assets	937,460	(1,073,719)	816,221
Real estate and water assets	(53,571,725)	(30,596,350)	4,277,939
Current income tax liability	(7,667,886)	3,923,893	4,636,472
Excess tax benefits from stock based payment arrangements	(62,153)	(4,426,789)
Reinsurance receivable	514,821	402,086	(1,103,934)
Reinsurance payable		(317,431)	(7,650)
SAR payable and deferred compensation	(20,300,776)	2,770,191	7,344,777
Unpaid losses and loss adjustment expenses	(4,602,698)	(8,707,283)	(5,563,605)
All other operating activities	455,291	236,012	(322,619)
Cash provided by (used in) operating activities - continuing operations	(100,865,980)	(56,617,900)	19,582,294
Cash used by operating activities - discontinued operations			(6,992,994)
Cash provided by (used in) operating activities	(100,865,980)	(56,617,900)	12,589,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale investments:
Fixed maturities	10,714,552		2,703,700
Equity securities	98,190,571	10,410,021	47,339,058
Proceeds from maturity of available for sale investments	63,192,968	83,603,560	73,408,060
Purchases of available for sale investments:
Fixed maturities	(9,294,830)	(130,220,057)	(47,253,484)
Equity securities	(26,322,941)	(26,628,779)	(30,633,915)
Purchases of minority interest in subsidiaries			(700,000)
Real estate and water asset capital expenditure	(14,634,706)	(48,141,339)	(27,606,419)
Proceeds on the sale of water storage	11,749,900
All other investing activities	(680,264)	(959,092)	(120,568)
Cash provided by (used in) investing activities - continuing operations	132,915,250	(111,935,686)	17,136,432
Cash used in investing activities - discontinued operations			(1,936,237)
Cash provided by (used in) investing activities	132,915,250	(111,935,686)	15,200,195

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of expenses		100,141,935	73,945,144
Proceeds from bank and other borrowings	8,240,668
Repayment of bank and other borrowings			(37,930)
Excess tax benefits from stock based payment arrangements	62,153	4,426,789
Sale of PICO stock (from deferred compensation plans)	28,374	29,392
Cash provided by financing activities - continuing operations	8,331,195	104,598,116	73,907,214
Cash provided by (used in) financing activities - discontinued operations			(498,272)
Cash provided by financing activities	8,331,195	104,598,116	73,408,942
Effect of exchange rate changes on cash	(14,855,472)	(1,875,083)	(2,371,275)
Net increase (decrease) in cash and cash equivalents	25,524,993	(65,830,553)	98,827,162
Cash and cash equivalents, beginning of year	70,791,025	136,621,578	37,794,416
Cash and cash equivalents of continuing operations end of year	96,316,018	70,791,025	136,621,578

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal, state and foreign income taxes, net of refunds	$43,585,667	$6,229,674	$10,515,540
Non-cash investing and financing activities:
Distribution of equity and debt securities in 2008 and treasury stock in 2006 to settle deferred compensation liability	$4,500,930		$306,027
Construction in progress costs incurred but not paid	$457,372	$7,905,643	$2,944,637
Mortgage incurred to purchase real estate	$14,398,255	$5,180,000
Accrued withholding taxes recorded on additional paid in capital related to stock appreciation rights exercised	$78,380	$5,398,767

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

The following are the Company’s significant operating subsidiaries as of December 31, 2008:

Vidler Water Company, Inc. (“Vidler”). Vidler is a wholly owned Nevada corporation. Vidler’s business involves identifying end users, namely water utilities, municipalities or developers, in the Southwestern United States, who require water, and then locating a source and supplying the demand, either by utilizing the company’s own assets or securing other sources of supply. These assets comprise water resources in the states of Colorado, Arizona, Idaho and Nevada, and a water storage facility in Arizona.

Nevada Land & Resource Company, LLC (“Nevada Land”). Nevada Land is a Nevada Limited Liability Company. Nevada Land’s business includes selling and developing real estate and water rights, and leasing property.

UCP, LLC (“UCP”). UCP is a Delaware limited liability company which owns and develops real estate in and around the Fresno metropolitan area, central California. UCP’s business is to acquire and develop residential lots, primarily in California.

Citation Insurance Company (“Citation”). Citation is a California-domiciled insurance company licensed to write commercial property and casualty insurance in Arizona, California, Colorado, Nevada, Hawaii, New Mexico and Utah. Citation ceased writing premiums in December 2000, and is now “running off” the loss reserves from its existing property and casualty and workers’ compensation lines of business. This means that it is paying off claims arising from historical business, and selling investments when funds are needed to pay such claims.

Physicians Insurance Company of Ohio (“Physicians”). Prior to selling its book of medical professional liability (“MPL”) insurance business in 1995, Physicians engaged in providing MPL insurance coverage to physicians and surgeons, primarily in Ohio. On August 28, 1995, Physicians entered into an agreement with Mutual Assurance, Inc. pursuant to which Physicians sold its recurring MPL insurance business to Mutual. Physicians is in “run off.” This means that it is paying off claims arising from historical business, and selling investments when funds are needed to pay such claims.

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

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other than temporary impairments and the application of the equity method of accounting, unpaid losses and loss adjustment expenses, reinsurance receivables, notes and other receivables, real estate and water assets, deferred income taxes, stock-based compensation and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2008 and 2007, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

Other Revenues:

Included in other revenues for the year ended December 31, 2007 is a $3.5 million gain recorded as a result of a non-monetary exchange transaction whereby the Company released and terminated legal use restrictions on real estate previously sold, in exchange for real estate and water assets.  No such gain exists in 2008 or 2006.

Operating and Other Costs:

For the year ended December 31, 2008, 2007 and 2006 the Company reported  foreign currency gains of $15 million, $2 million and $2.6 million, respectively.  In each year, the total gain included a foreign currency transaction gain resulting from a Swiss Franc denominated loan from PICO Holdings to one of its subsidiaries.  During 2008 only, the Company also reported an $11.8 million foreign currency gain within one of its wholly owned foreign subsidiaries in Switzerland that had invested in US currency.  Such gain is the result of the appreciation of the US dollar compared to the Swiss Franc.

Investments:

The Company’s investment portfolio at December 31, 2008 and 2007 is comprised of investments with fixed maturities, including U.S. government bonds, government sponsored enterprise bonds, and investment-grade corporate bonds; equity securities, including common stock and common stock purchase warrants.

The Company applies the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies the majority of its investments as available for sale. Unrealized investment gains or losses on securities available for sale are recorded directly to shareholders’ equity as accumulated other comprehensive income, or loss, net of applicable tax effects.

The Company also applies the provisions of Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” for investments where management determines the Company has the ability to exercise significant influence over the operating and financial policies of the investee. The Company’s share of the income or loss of the investee is included in the consolidated statement of operations and any dividends are recorded as a reduction in the carrying value of the investment.

The Company regularly and methodically reviews the carrying value of its investments for impairment. When there is a decline in value of an investment to below cost that is deemed other-than-temporary, a loss is recorded within net realized gains or losses in the consolidated statement of operations and the security is written down to its fair value. Impairment charges of $21.2 million, $2 million and $459,000 are included in realized losses for the years ended December 31, 2008, 2007 and 2006, respectively, related to various securities where the unrealized losses had been deemed other-than-temporary. If a security is impaired and continues to decline in value, additional impairment charges are recorded in the period of the decline if deemed other-than-temporary. Subsequent recoveries of such securities are reported as an unrealized gain and part of other comprehensive results in future periods. Any subsequent gains on impaired securities are recognized only when sold.

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

The Company has subsidiaries and makes acquisitions in the U.S. and abroad. Approximately $64.5 million and $165 million of the Company’s investments at December 31, 2008 and 2007, respectively, were invested internationally. The Company’s most significant foreign currency exposure is in Swiss francs.

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

Notes and Other Receivables:

Notes and other receivables include installment notes from the sale of real estate and water assets. These notes generally have terms ranging from three to ten years, with interest rates from 8% to 10%. The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends. The note terms are typically non-recourse which allows the Company to recover the underlying property if and when a buyer defaults. No significant provision for bad debts was required during the year ended December 31, 2008, 2007 or 2006. At December 31, 2008, notes and other receivables also include a $10.2 million receivable from a third party for potential tax liabilities.  See Note 7, Federal, Foreign and State Income Tax for additional information.

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

Intangible Assets:

The Company applies the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s intangible assets consist primarily of certain water rights and the exclusive right to use the pipeline the Company constructed in 2008 that have indefinite useful lives and are therefore not amortized.  SFAS No. 142 requires intangible assets with indefinite lives to be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of the assets to their carrying amounts. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess   The Company completes its annual review in the fourth quarter of each year by calculating the fair value of the intangible assets using discounted cash flow models.  No impairment charges were recorded during the three years ended December 31, 2008, 2007 or 2006.

Impairment of Long-Lived Assets:

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, the Company records an impairment charge when the condition exists where the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. Impairment of long-lived assets is triggered when the estimated future undiscounted cash flows, excluding interest charges, for the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets do not exceed the carrying amount. The Company prepares and analyzes cash flows at appropriate levels of grouped assets under SFAS No. 144. If the events or circumstances indicate that the remaining balance may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective long-lived asset.  The Company completed an impairment assessment during the year given the downturn in the real estate market.   No impairment charges were recorded during the three years ended December 31, 2008, 2007 or 2006.

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

The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2008, the Company recorded approximately $1.7 million in interest and penalties related to uncertain tax positions.  The tax years 2002-2006 remain open to examination by the taxing jurisdictions to which the Company’s significant operations are subject.  As of December 31, 2008, the Company believes that it is reasonably possible that the FIN 48 tax liability for a subsidiary in receivership may be decreased within the next twelve months as a result of either a statute closing or the receipt of a favorable ruling.  The range of results is from zero to $11.7 million.  The Company has accrued a receivable from a third party, which would offset any potential tax liabilities.

The Income tax provision was $28.5 million, $3.5 million, and $19.4 million during the years ended December 31, 2008, 2007 and 2006, respectively.  The effective income tax rate in 2008, 2007 and 2006 is 51%, 176% and 38%, respectively.  The effective rate differs from the statutory rate in 2008 primarily due to the recognition of income taxes on $7.9 million of previously untaxed earnings and profits of the Company’s wholly owned subsidiary, Global Equity AG (“GEAG”).  Such earnings and profits, previously considered permanently reinvested under SFAS 109, are now expected to be recognized in the Company’s U.S. Federal and state income tax returns.  In addition, in 2008 as well as the comparative periods, the effective income tax rate differs from the Federal rate due primarily to interest expense and penalties on uncertain tax positions, operating losses without any associated tax benefit from subsidiaries that are excluded from the consolidated federal income tax return, certain non-deductible compensation expense, and state income tax charges.

Earnings per Share:

Basic earnings or loss per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings or loss per share is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s free-standing stock-settled stock appreciation rights (“SAR”) are considered common stock equivalents for this purpose.  The number of additional shares is calculated by assuming that the SAR were exercised, and that the proceeds were used to acquire shares of common stock at the average market price during the period.

For the year ended December 31, 2008, the Company’s in-the-money stock-settled SAR were included in the diluted per share calculation using the treasury stock method (659,409 SAR were excluded because the were out-of-the-money).  For the year ended December 31, 2007 and 2006, the Company’s stock-settled SAR were excluded from the diluted per share calculation because their effect on earnings per share was anti-dilutive.

Stock-Based Compensation:

On January 1, 2006, PICO adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) using the modified prospective method and the alternative transition method for accounting for excess tax benefits, which requires the application of the accounting standard as of January 1, 2006. However, as PICO had no unvested stock options outstanding as of January 1, 2006, the adoption of FAS 123(R) had no impact on the accompanying consolidated financial statements.

At December 31, 2008 the Company had one stock-based payment arrangement outstanding:

The PICO Holdings, Inc. 2005 Long Term Incentive Plan (the "2005 Plan"). The 2005 Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors and consultants. A total of 2,654,000 shares of common stock are issuable under the 2005 Plan and it provides for the issuance of incentive stock options, non-statutory stock options, SAR, restricted stock awards, performance shares, performance units, restricted stock units, deferred compensation awards and other stock-based awards. The Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes required.  Upon exercise, the employee will receive newly issued shares of PICO common stock equal to the in-the-money value of the award, less applicable US Federal, state and local withholding and income taxes.

Deferred Compensation:

At December 31, 2008 and 2007, the Company had $27.7 million and $52.5 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee directors of the Company. The assets of the plan are held in Rabbi Trust accounts. Such trusts hold various investments that are consistent with the Company’s investment policy. The investments are held in separate accounts, accounted for as available for sale securities, and are reported in the accompanying consolidated balance sheets within the line item “Investments.” Assets of the trust will be distributed according to predetermined payout elections established by each employee.

The deferred compensation liability decreased during the year ended December 31, 2008 primarily due to a distribution of $16.1 million to PICO’s former executive Chairman and a decline in the fair value of the assets in the deferred compensation accounts.

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

Comprehensive Income:

The Company applies the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which requires reporting comprehensive income and its components as part of the Company’s financial statements. Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss.

Other comprehensive income or loss includes foreign currency translation and unrealized holding gains and losses, net of taxes on available for sale securities. The components are as follows:

	December 31,
	2008	2007

Net unrealized gain on securities	$11,566,976	$82,456,499
Foreign currency translation	(12,990,839)	(2,987,061)
Accumulated other comprehensive income (loss)	$(1,423,863)	$79,469,438

The accumulated balance is net of deferred income tax liabilities of $1.7 million and $44.7 million at December 31, 2008 and 2007, respectively.

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

Recently Issued Accounting Pronouncements

SFAS 161 - In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for PICO on January 1, 2009. PICO is currently in the process of determining the effect, if any, that the adoption of SFAS 161 will have on the consolidated financial statements.

 SFAS 141(R) - In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R) (SFAS 141(R)), “Business Combinations.”   SFAS 141(R) replaces SFAS 141 and requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for PICO on January 1, 2009. PICO is currently in the process of determining the effect, if any, that the adoption of SFAS 141(R) will have on the consolidated financial statements.

SFAS 160 - In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (SFAS 160), “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.”  SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for PICO on January 1, 2009. PICO is currently in the process of determining the effect, if any, that the adoption of SFAS 160 will have on the consolidated financial statements.

FASB Staff Position (“FSP’) FAS 142-3 - In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” for intangible assets acquired after adoption. Under FSP FAS 142-3 an entity should consider its own historical experience in renewing similar arrangements, or market participant assumptions in the absence of historical experience. FSP FAS 142-3 also requires disclosures to enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  PICO is currently in the process of determining the effect, if any, that the adoption FSP FAS 142-3 will have on the consolidated financial statements.

FSP EITF 03-6-1 - In June 2008, relative to Emerging Issues Task Force Issue No. (“EITF”) 03-6-1, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 concluded that unvested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method prescribed under SFAS No. 128, “Earnings per Share”. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early adoption prohibited. The adoption of this standard will not have a material impact on basic or diluted earnings per share.

Recently Adopted Accounting Pronouncements

SFAS 159 - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for PICO on January 1, 2008. PICO did not apply the fair value option to any of its outstanding instruments and, therefore, SFAS 159 did not have an impact on the consolidated financial statements.

SFAS 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under US GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  PICO adopted SFAS 157 on January 1, 2008. Subsequently, in February 2008, the FASB issued two staff positions on SFAS 157 (FSP FAS 157-1 and 157-2) which scope out the lease classification measurements under FASB Statement No. 13 from SFAS 157 and delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. PICO is currently in the process of determining the effect, if any, the adoption of SFAS 157 for its non-financial assets and liabilities, effective January 1, 2009, will have on the consolidated financial statements.  SFAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

         FSP SFAS 157-3 - On October 10, 2008, the Company adopted FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market by allowing companies to use judgment in addition to market information in certain circumstances when valuing assets which have inactive markets. Additionally, FSP FAS 157-3 provides an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. The adoption of this FSP did not impact the Company’s fair value measurements. The Company is still evaluating the impact of this FSP upon full adoption of SFAS No. 157.

2.	DISCONTINUED OPERATIONS:

Disposal of HyperFeed:

During 2006, HyperFeed filed for bankruptcy under Chapter 7 of the Bankruptcy Code. After the bankruptcy filing, HyperFeed was removed from PICO’s financial statements as a consolidated entity. Consequently, in accordance with SFAS No. 144, HyperFeed’s results were reclassified to discontinued operations in 2006. The results of operations from discontinued operations and gain on disposal are reported separately, net of tax, on the face of the statement of operations.  Concurrently with the disposal of HyperFeed, the Company applied the provisions of EITF 93-17, "Recognition of Deferred Tax Asset for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary That is Accounted for as a Discontinued Operation," and recorded a $4.7 million deferred tax asset on the remaining outside basis of its investment in HyperFeed.   The details of the amounts included in 2006 are presented below:

2006
Revenues:
Service revenue	$ 2,907,268
Investment income	3,892
Total revenues	2,911,160
Expenses:
Cost of service revenue	1,326,162
Depreciation and amortization	446,922
Other costs and expenses	9,243,085
Total expenses	11,016,169
Loss before income taxes	(8,105,009)
Benefit for income taxes	2,771,672
Loss from continuing operations	(5,333,337)
Loss on write down of assets to fair value	(4,923,647)
(10,256,984)
Gain on disposal before tax	3,002,003
Income tax benefit	4,657,283
Total gain on disposal, net of tax	7,659,286
Previously reported gain on discontinued operations within HyperFeed	330,029
Reported gain on disposal of discontinued operations	7,989,315
Loss from discontinued operations	$ (2,267,669)

3.	INVESTMENTS:

At December 31, the cost and carrying value of investments were as follows:

		Gross	Gross
		Unrealized	Unrealized	Carrying
2008:	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasury securities	$1,110,327	$111,407		$1,221,734
Municipal bonds	2,137,003		$(8,523)	2,128,480
Corporate bonds	25,627,851	34,460	(7,822,451)	17,839,860
Government sponsored enterprises	7,442,611	425,877		7,868,488
	36,317,792	571,744	(7,830,974)	29,058,562
Marketable equity securities	102,322,281	27,348,470	(9,312,290)	120,358,461
Total	$138,640,073	$27,920,214	$(17,143,264)	$149,417,023

		Gross	Gross
		Unrealized	Unrealized	Carrying
2007:	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasury securities	$1,114,725	$ 54,047		$ 1,168,772
Corporate bonds	96,869,497	194,358	$(2,567,062)	94,496,793
Government sponsored enterprises	9,929,011	189,514	(3,590)	10,114,934
	107,913,233	437,919	(2,570,652)	105,780,499
Marketable equity securities	134,224,760	128,072,028	(2,553,643)	259,743,145
Total	$242,137,993	$128,509,947	$(5,124,295)	$ 365,523,644

The following table summarizes the market value of those investments in an unrealized loss position for periods less than or greater than 12 months:
	2008		2007
		Gross		Gross
		Unrealized		Unrealized
Less than 12 months	Fair Value	Loss	Fair Value	Loss
Fixed maturities:
Municipal bonds	$2,128,480	$8,523
Corporate bonds	5,290,363	1,586,298	$69,629,022	$1,918,168
Government sponsored enterprises
	7,418,843	1,594,821	69,629,022	1,918,168
Marketable equity securities	40,880,566	9,290,041	11,899,183	1,495,276
Total	$48,299,409	$10,884,862	$81,528,205	$3,413,444

	2008		2007
		Gross		Gross
		Unrealized		Unrealized
Greater than 12 months	Fair Value	Loss	Fair Value	Loss
Fixed maturities:
Municipal bonds
Corporate bonds	$10,044,022	$6,236,152	$8,193,476	$648,894
Government sponsored enterprises			996,853	3,590
	10,044,022	6,236,152	9,190,329	652,484
Marketable equity securities	160,430	22,250	8,038,856	1,058,367
Total	$10,204,452	$6,258,402	$19,085,745	$1,710,851

Marketable equity securities: The Company’s investments in marketable equity securities totaling $120.4 million at December 31, 2008, and principally consist of common stock of publicly traded small-capitalization companies in the U.S. and selected foreign markets. Common stocks are researched, and selected for purchase, on a case by case basis depending on the fundamental characteristics of the individual security.  The gross unrealized gains and losses on equity securities were $27.3 million and $9.3 million respectively, at December 31, 2008 and $128.1 million and $2.6 million respectively, at December 31, 2007.  The Company reviewed its equity securities in an unrealized loss position, and concluded that these investments were not other than temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information did not indicate impairment.  The primary cause of the losses is due to the overall market decline during the last half of 2008.  The majority of the losses at December 31, 2008 were continuously below cost for less than 12 months.  During the year ended December 31, 2008, 2007 and 2006, the Company recorded $18.7 million, $375,000, and $459,000 respectively, of other than temporary impairment charges on marketable equity securities.

Corporate Bonds and US Treasury Obligations: At December 31, 2008, the Company’s bond portfolio consists of $17.8 million of publicly traded corporate bonds, $1.2 million United States Treasury obligations, $2.1 million of State of California general obligation municipal bonds and $7.9 million of government sponsored enterprise bonds. The Treasury, municipal and government sponsored enterprise bonds are typically held to meet state regulatory capital and deposit requirements. The remainder of the bond portfolio consists of corporate bonds, which are researched, and selected for purchase, on a case by case basis depending on the maturity and yield-to-maturity of the bond available for purchase, and an analysis of the fundamental characteristics of the issuer.  The total bond portfolio had gross unrealized gains and losses of $572,000 and $7.8 million respectively, at December 31, 2008 and gross unrealized gains and losses of $438,000 and $2.6 million respectively, at December 31, 2007.  The Company does not consider the unrealized losses on the bond portfolio to be other than temporarily impaired because the Company has the intent and the ability to hold these bonds until recovery of fair value, which may be at their maturity. The Company believes that the unrealized losses are primarily attributable to the reduced availability of credit throughout the economy which is affecting the market prices of all bonds other than those issued by the U.S. Treasury as well as deterioration of the underlying issuer with certain of our bonds.  During the year ended December 31, 2008, and 2007, the Company recorded impairment charges of $2.5 million and $1.6 million on corporate bonds due to deterioration of the underlying issuer's financial condition.  No such impairment charges were necessary in 2006.

Approximately $1.4 million of the Company's investment portfolio does not have a readily available market value.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2008 by level within the fair value hierarchy. PICO did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis at December 31, 2008. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

	Quoted Prices In Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Balance at December 31, 2008
Available for sale securities (A)	$144,469,682	$535,895	$2,998,055	$148,003,632
Liabilities
Deferred compensation (B)	$27,744,528			$27,744,528

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

The following table is a reconciliation of the beginning and ending balance of Level 3 assets held by the Company at December 31, 2008.  During the fourth quarter of 2008, one investment was transferred from level 2 to level 3 based on the weighting of unobservable inputs.

Assets	Fair Value Beginning of Year	Unrealized Gains Included in Income	Accumulated Other Comprehensive Income	Purchases, Sales, and Issuances	Transfers In	Fair Value at End of Year
Available for sale securities			$ 318,510		$ 2,679,545	$ 2,998,055

The amortized cost and carrying value of investments in fixed maturities at December 31, 2008, by contractual maturity, are shown below. Expected maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Carrying
	Cost	Value

Due in one year or less	$3,039,511	$2,951,900
Due after one year through five years	21,288,075	18,004,919
Due after five years	11,990,206	8,101,743
	$36,317,792	$29,058,562

Net investment income is as follows for each of the years ended December 31:

	2008	2007	2006
Investment income:
Fixed maturities	$2,618,183	$3,952,102	$2,084,072
Equity securities	2,965,296	4,202,648	3,333,526
Other, primarily cash balances	4,823,212	9,034,590	8,171,777
Total investment income	10,406,691	17,189,340	13,589,375
Investment expenses:	(261,261)	(149,540)	(33,183)
Net investment income	$10,145,430	$17,039,800	$13,556,192

Pre-tax net realized gain or loss on investments is as follows for each of the years ended December 31:

	2008	2007	2006
Gross realized gains:
Fixed maturities	$52,280	$561	$138,624
Equity securities and other investments	58,246,969	4,726,158	26,391,570
Total gain	58,299,249	4,726,719	26,530,194
Gross realized losses:
Fixed maturities	(3,119,497)	(1,603,852)	(14,324)
Equity securities and other investments	(18,952,294)	(374,909)	(462,793)
Total loss	(22,071,791)	(1,978,761)	(477,117)
Net realized gain	$36,227,458	$2,747,958	$26,053,077

Realized Gains

During 2008, the Company sold its interest in Jungfraubahn Holding AG.  The Company had owned approximately 23% of Jungfraubahn and accounted for the investment under SFAS 115, "Investments in Debt and Equity Securities." Net proceeds to the Company were $75.3 million resulting in pre-tax realized gain of $46.1 million. During 2007, the Company realized gains in several domestic and foreign securities recording $4.7 million in gains including a realized gain on the sale of Amalgamated Holdings Limited of $1.5 million. During 2006, the Company sold securities generating $26.5 million in realized gains. Included in such gains is $12.9 million from the sale of Anderson Tully and $8.6 million on the sale of a portion of the Company’s investment in Ratia Energie AG, a Swiss holding.

Realized Losses

Included in realized losses are impairment charges on securities. During 2008, 2007 and 2006, the Company recorded other-than-temporary impairments of $21.2 million, $2 million and $459,000, respectively, on debt and equity securities to recognize what are expected to be other-than-temporary declines in value.

Jungfraubahn Holding AG ("Jungfraubahn"):

During 2008, the Company sold its interest in Jungfraubahn for $75.3 million resulting in a gain on the sale of $46.1 million.  At December 31, 2007, the Company owned 1,315,157 of the outstanding shares, or approximately 23% of Jungfraubahn. At December 31, 2007, the market value of the investment was $66.2 million and had an unrealized gain of $40.3 million, before tax. In 2007 and 2006, the Company recorded dividend income from this security of $1.4 million and $1.3 million, respectively.

Despite ownership of more than 20% of the voting stock of Jungfraubahn, the Company accounted for this investment as available for sale under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" until it was sold in 2008.  The Company did not have the requisite ability to exercise “significant influence” over the financial and operating policies of Jungfraubahn, and therefore did not apply the equity method of accounting.

Accu Holding AG ("Accu"):

At December 31, 2008, the Company owned 24.4% of Accu, a Swiss corporation. PICO lacks the ability to exercise significant influence based on consideration of a number of factors and therefore accounts for the holding as available for sale under SFAS No. 115. At December 31, 2008 and December 31, 2007, the market value of PICO’s interest was $1.4 million and $4.1 million, respectively.

4.	BORROWINGS:

For the year ended December 31, 2008, the Company increased borrowings by $23.5 million.

The Company increased its Swiss franc loan facilities in Switzerland by $9.1 million to $22.8 million.  At December 31, 2008, PICO’s subsidiaries had four loan facilities with a Swiss bank for a maximum of $23.4 million (25 million CHF) used to finance the purchase of investment securities in Switzerland.  The Company anticipates refinancing the borrowings when due ($4 million due on demand, $14.5 million due in 2009 and $4.2 million due in 2011). The loan facilities may be cancelled immediately by either party by written notice. The total Swiss borrowings bear interest at a weighted average of 4.3% and are collateralized by the Company's Swiss investments.

During 2008, the Company financed the purchase of real estate with $14.4 million of mortgage debt at a weighted rate of 6.6%.  At December 31, 2008, the Company’s total mortgage debt of $19.6 million has a weighted average interest rate of 6.6% and is due at various dates between 2009 and 2013.

The Company capitalized $1.2 million and $677,000 of interest in 2008 and 2007, respectively, related to construction and real estate development costs.

	2008	2007
Swiss Borrowings:
4.19% fixed due in 2009	$2,812,940	$2,647,371
3.98% fixed due in 2009	11,720,581	11,030,709
4.87% floating due on demand	4,030,532
4.43% fixed due in 2011	4,219,409
Mortgage Borrowings:
6.5% fixed payment due in 2009 and 2010	5,180,000	5,180,000
8% fixed due in equal annual installments from 2009 to 2013	2,000,000
5.16% fixed due in 2011	7,079,070
12% fixed due in 2011	1,604,186
6.25% fixed due in 2011	3,715,000
Other Borrowings:
6% fixed due on demand	20,000	20,000
	$42,381,718	$18,878,080

     The Company's future minimum principal debt repayments for the years ending December 31 are as follows:

Year
2009	$21,514,966
2010	2,958,186
2011	17,015,306
2012	429,452
2013	463,808
Total	$42,381,718

5.	REAL ESTATE AND WATER ASSETS:

The cost assigned to the various components of real estate and water assets at December 31, is as follows:

	2008	2007

Real estate	$93,999,364	$53,869,524
Real estate improvements, net of accumulated amortization of $5.6 million in 2008 and $4.8 million in 2007	11,029,152	10,434,867
Water and water rights (net of accumulated amortization of zero in 2008 and $931,000 in 2007)	65,813,882	42,116,330
Pipeline rights and water credits at Fish Springs	100,871,902	94,185,071
	$271,714,300	$200,605,792

Construction of the pipeline from Fish Springs in northern Nevada to the north valleys of Reno, Nevada was completed in 2008.  The pipeline was dedicated to Washoe County in June 2008; consequently, the Company does not own the pipeline nor does it have the obligation of maintenance and operating costs associated with the pipeline. After the dedication, the Company owns the exclusive right to use the pipeline.

At December 31, 2008, pipeline rights and water credits at Fish Springs included $92.5 million of direct construction costs, $6.4 million for the 7,987 acre-feet of water credits and $2 million of capitalized interest. The December 31, 2007, comparative amounts have  been reclassified in the above table to move the $6.4 million cost of the water credits from the line water and water rights to pipeline rights and water credits at Fish Springs.  The pipeline rights in 2007 included $86.7 million of direct construction costs, $6.4 million of cost of water credits and $1.1 million of capitalized interest. As the Company sells water credits to end users, the costs of the pipeline rights will be reported as cost of water sold.  During 2008, the Company sold 12.8 acre feet of water credits for $577,000 and reported cost of water sold of $158,000.

The final regulatory approval required for the pipeline project was a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006.  Subsequently, there were two protests against the ROD, and the matter was appealed and subsequently dismissed.  However, in October 2006, one protestant, the Pyramid Lake Paiute Tribe (the "Tribe"), filed an action with the U.S. District Court against the Bureau of Land Management and US Department of the Interior. The Tribe asserted that the exportation of 8,000 acre feet of water per year from Fish Springs would negatively impact their water rights located in a basin within the boundaries of the Tribe reservation.  The Company was able to reach a $7.3 million financial settlement with the Tribe that ended the dispute in September 2007. The settlement agreement is pending ratification by the United States Congress, which PICO anticipates will occur during 2009.

The Tribe initiated several legal actions to assert their claims and to stop construction of the pipeline. While the Company believed the claims were without merit, the Tribe’s legal actions might have caused significant delays to the completion of the construction of the pipeline. To avoid future delays, Fish Springs and the Tribe entered into negotiations to settle all outstanding claims and legal actions. On May 30, 2007 the parties signed an agreement that resolved all of the Tribe’s claims. The amounts payable to the Tribe as a result of the settlement agreement are predominately attributable to settlement of the claims rather than the acquisition of additional water rights or other assets.  The settlement obligated Fish Springs to:

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

Consequently, for the year ended December 31, 2007, the Company accrued settlement expense of $7.3 million. In January 2008, the Company paid $3.1 million to the Tribe and at December 31, 2008, had an accrued liability of $3.6 million for the balance owed.

In July 2008, the Company sold its interest in the Semitropic Water Storage Facility. Net proceeds to the Company were $11.7 million resulting in a gain of $8.7 million. The Company still owns approximately 10,252 acre feet of water in Semitropic.

For the three years ended December 31, 2008, amortization of leasehold improvements was $902,000, $851,000 and $845,000, respectively.

6.	NOTES AND OTHER RECEIVABLES:

Notes and other receivables consisted of the following at December 31:
	2008	2007
Notes receivable	$11,121,764	$15,356,897
Interest receivable	984,619	1,530,993
Other receivables	12,245,984	263,175
	$24,352,367	$17,151,065

Notes receivable, primarily from the sale of real estate and water assets, have a weighted average interest rate of 9.4% and a weighted average life to maturity of approximately seven years at December 31, 2008.  Other receivables at December 31, 2008 include a $10.2 million receivable from a third party for potential tax liabilities.  The Company expects to settle this matter during 2009 which would result in collection of a portion or the entire amount that the Company will use to offset any potential tax liabilities.  See Note 7, Federal, Foreign and State Income Tax for additional information.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:
	2008	2007
Deferred tax assets:
Deferred compensation	$6,968,887	$16,163,570
Basis difference on securities	1,816,373	758,372
Impairment charges on securities	9,608,437	5,342,519
Net operating losses	1,325,112	491,596
Legal settlement expense	1,260,000	2,505,795
Excess tax basis in subsidiary	4,219,575	4,219,575
Accumulated foreign currency translation adjustments	3,308,326	639,387
Unearned revenue	1,995,976	1,815,134
Employee benefits, including stock-based compensation	4,115,964	2,619,085
Other	6,530,633	6,172,836
Total deferred tax assets	41,149,283	40,727,869
Deferred tax liabilities:
Unrealized appreciation on securities	1,622,410	43,960,820
Revaluation of real estate and water assets	4,761,461	4,872,032
Foreign receivables	3,364,641	2,392,991
Real estate installment sales	3,469,044	4,415,828
Other	1,332,383	2,269,764
Total deferred tax liabilities	14,549,939	57,911,435
Valuation allowance	(1,325,112)	(491,596)
Net deferred income tax asset (liability)	$25,274,232	$(17,675,162)

Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management’s conclusions as to the ultimate realization of deferred tax assets.

Pre-tax income (loss) from continuing operations for the years ended December 31, was under the following jurisdictions:

	2008	2007	2006
United States	$(7,352,018)	$2,110,723	$40,711,997
Foreign	63,741,053	(97,058)	10,154,749
Total	$56,389,035	$2,013,665	$50,866,746

Income tax expense from continuing operations for each of the years ended December 31 consists of the following:

	2008	2007	2006
Current tax expense (benefit):
United States Federal and state	$13,754,797	$10,407,829	$14,397,082
Foreign	12,060,194	(280,117)	706,890
	25,814,991	10,127,712	15,103,972
Deferred tax expense (benefit):
United States Federal and state	2,679,940	(6,591,909)	4,168,822
Foreign	(3,915)	(104)	117,580
	2,676,025	(6,592,013)	4,286,402
Total income tax provision	$28,491,016	$3,535,699	$19,390,374

The difference between income taxes provided at the Company’s federal statutory rate and effective tax rate is as follows:

	2008	2007	2006
Federal income tax provision at statutory rate	$19,736,162	$704,783	$17,803,361
Change in valuation allowance	833,516	455,426	(1,281,273)
State taxes, net of federal benefit	2,774,181	383,379	(23,658)
Management compensation	273,000	790,125	1,533,445
Interest and penalties	1,720,329	350,526	(157,660)
Foreign rate differences	638,691	314,299
Previously untaxed earnings and profits from foreign subsidiaries	2,773,286
Rate changes			(212,935)
Write off of deferred tax assets		616,224	504,389
Permanent differences	(258,149)	(79,063)	1,224,705

Total income tax provision	$28,491,016	$3,535,699	$19,390,374

The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2008, the Company recorded approximately $1.7 million in interest and penalties related to uncertain tax positions.  The tax years 2002-2006 remain open to examination by the taxing jurisdictions to which the Company’s significant operations are subject.  As of December 31, 2008, the Company believes that it is reasonably possible that the FIN 48 tax liability for a subsidiary in receivership may be decreased within the next twelve months as a result of either a statute closing or the receipt of a favorable ruling.  The range of results is from zero to $11.7 million.  The Company has accrued a receivable from a third party, which would offset any potential tax liabilities.

The following table summarizes the activity related to the unrecognized tax benefits (the majority for potential Federal tax matters):

Balance at January 1, 2008	$ 3,277,654
Additions for tax positions related to the current year (no reductions in the current year)	9,330,822
Balance at December 31, 2008	$ 12,608,476

 Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries of $2.8 million has been recorded in 2008.  In 2007, provision for U.S. income taxes on undistributed earnings of foreign subsidiaries on approximately $5.6 million of undistributed earnings had not been recorded because it was not practical to estimate the additional tax that might have been payable.  Rate differences within the difference between statutory and effective tax rates reflect foreign results taxed at the local statutory rate, which can be as much as 25% lower than the U.S. statutory rate of 35%. At December 31, 2008, the Company had a net $4.5 million federal, foreign and state tax receivable.

8.	PROPERTY AND EQUIPMENT:

The major classifications of the Company’s fixed assets are as follows at December 31:

	2008	2007
Office furniture, fixtures and equipment	$3,921,822	$3,748,193
Building and leasehold improvements	668,834	254,131
	4,590,656	4,002,324
Accumulated depreciation	(3,078,286)	(2,789,930)
Property and equipment, net	$1,512,370	$1,212,394

Depreciation expense was $358,000, $155,000 and $279,000 for the year ended December 31, 2008, 2007, and 2006, respectively.

9.	SHAREHOLDERS’ EQUITY:

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

Long Term Incentive Plan

As described in Note 1, the 2005 Plan was adopted by the Board of Directors and approved by shareholders on December 8, 2005. The 2005 Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors and consultants. A total of 2,654,000 shares of common stock are issuable under the 2005 Plan, and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled SAR, restricted stock awards, performance shares, performance units, restricted stock units, deferred compensation awards and other stock-based awards.

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

Stock-Settled Stock Appreciation Rights Granted:

There were no Stock-Settled Stock Appreciation Rights granted in 2008.

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

Compensation cost recognized under the 2005 Plan for these awards for the year ended December 31, 2008 and 2007 was $4 million and $4.5 million, respectively.  The total income tax benefit recognized in the statement of operations was $1.4 million and $1.6 million in 2008 and 2007, respectively. No such compensation cost or income tax benefit was recorded in the comparable 2006 period as no new grants were issued or vested during that period.

The fair value of each award was estimated on the date of grant using a Black-Scholes option pricing model that uses various assumptions and estimates to calculate a fair value as described below.

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

Stock-Settled Stock Appreciation Rights Exercised:

During 2008, 12,000 SAR were exercised at a market price of $46.58 resulting in the issuance of 1,620 newly-issued common shares.  During the year ended December 31, 2007, 838,356 SAR were exercised at a market price of $47.54 resulting in the issuance of 129,444 newly-issued common shares. The intrinsic value of the award was $11.6 million which represents an income tax deduction for the Company. No compensation cost was recorded for these options as they were fully vested at December 31, 2006. However, the Company recorded $4.4 million in excess tax benefits directly to shareholders’ equity along with the corresponding employee withholding tax liability of $5.6 million, for a net reduction of additional paid in capital of $972,000.

A summary of SAR activity under the 2005 Plan is as follows:

A summary of SAR activity under the Plan is as follows:
	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining
Outstanding at January 1, 2008	2,007,018	$36.87
Granted
Exercised	(12,000)	$33.67
Outstanding at December 31, 2008	1,995,018	$36.89	7.5 years
Vested and exercisable at December 31, 2008	1,719,190	$35.83	7.3 years

At December 31, 2008, none of the outstanding SAR were in-the-money.

A summary of the status of the Company’s unvested SAR as of December 31, 2008 and changes during the year then ended is as follows:
	SAR	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	497,252	$18.24
Granted
Vested	221,424	18.15
Unvested at December 31, 2008 (expected to vest over the next two years)	275,828	$18.31

At December 31, 2008, there was $3.5 million of unrecognized compensation cost related to unvested SAR granted under the Plan.  That cost is expected to be recognized over the next 2 years.

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

	2008	2007
Estimated reinsurance recoverable on:
Unpaid losses and loss adjustment expense	$15,877,372	$16,653,254
Reinsurance recoverable on paid losses and loss expenses	495,760	234,699
Reinsurance receivables	$16,373,132	$16,887,953

Unsecured reinsurance risk is concentrated in the companies shown in the table below along with their AM Best Rating. The Company remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

CONCENTRATION OF REINSURANCE AT DECEMBER 31, 2008

	Reported	Unreported	Reinsurer
	Claims	Claims	Balances
General Reinsurance (A++)	$5,694,187	$10,035,302	$15,729,489
Swiss Reinsurance America Corp (A+)	44,964	233,507	278,471
All others	111,312	253,860	365,172
	$5,850,463	$10,522,669	$16,373,132

The following is the net effect of reinsurance activity on the consolidated financial statements for each of the years ended December 31 for losses and loss adjustment expenses recovered:

	2008	2007	2006
Direct	$(2,069,991)	$(2,323,098)	$(700,818)
Assumed	(145,487)		(2,927)
Ceded	(240,908)	(1,277,993)	(2,520,656)
	$(2,456,386)	$(3,601,091)	$(3,224,401)

11.	RESERVES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES:

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

	2008	2007	2006
Balance at January 1	$32,376,018	$41,083,301	$46,646,906
Less reinsurance recoverable	(16,653,254)	(16,972,280)	(15,858,000)
Net balance at January 1	15,722,764	24,111,021	30,788,906
Incurred loss and loss adjustment recovery for prior accident year claims	(2,456,386)	(3,601,091)	(3,224,401)
Payments for claims occurring during
prior accident years	(1,370,430)	(4,787,166)	(3,453,484)
Net change for the year	(3,826,816)	(8,388,257)	(6,677,885)
Net balance at December 31	11,895,948	15,722,764	24,111,021
Plus reinsurance recoverable	15,877,372	16,653,254	16,972,280
Balance at December 31	$27,773,320	$32,376,018	$41,083,301

In 2008, Physicians reported positive development of $2.4 million in its medical professional line of business. Citation’s property and casualty line reported positive development of $2.3 million offset by adverse development in its workers’ compensation line of $2.3 million. In 2007, Physicians reported positive development of $2.3 million in its medical professional line of business. Citation’s property and casualty and workers’ compensation lines of business reported positive development of $1.2 million and $39,000, respectively.  In 2006, Physicians reported positive development of $813,000 in its medical professional line of business. Also in 2006, Citation’s property and casualty and workers’ compensation lines of business reported positive development of $638,000 and $1.8 million, respectively.

12.	EMPLOYEE BENEFITS, COMPENSATION AND INCENTIVE PLAN:

No bonuses were earned or awarded during 2008 for any of the officers of PICO Holdings.  For the year ended December 31, 2007, the Company’s Compensation Committee approved a $1.5 million discretionary bonus to PICO’s President and CEO. No other bonuses were earned or awarded for 2007. For the years ended December 31, 2006, the Company recorded $5.9 million in incentive awards payable to certain members of management in accordance with the provisions of the Company’s bonus plan which, if certain thresholds are attained, is calculated based on growth in book value per share of the Company.

For the years ended December 31, 2008 and December 31, 2006, $195,000 and $1 million, respectively, in incentive awards were recorded for certain members of Vidler’s management based on the combined net income of Vidler and Nevada Land in accordance with the related bonus plan. No such bonuses were earned in 2007.

PICO maintains a 401(k) defined contribution plan covering substantially all employees of the Company. Matching contributions are based on a percentage of employee compensation. In addition, the Company may make a discretionary profit sharing contribution at the end of the Plan’s fiscal year within limits established by the Employee Retirement Income Securities Act. Total contribution expense for the years ended December 31, 2008, 2007 and 2006 was $468,000, $420,000 and $417,000, respectively.

13.	REGULATORY MATTERS:

The regulations of the Departments of Insurance in the states where the Company’s insurance subsidiaries are domiciled generally restrict the ability of insurance companies to pay dividends or make other distributions. Based upon statutory financial statements filed with the insurance departments as of December 31, 2008, $4.4 million was available for distribution by the Company’s wholly owned insurance subsidiaries to the parent company without the prior approval of the Department of Insurance in the states in which the Company’s insurance subsidiaries are domiciled. At December 31, 2008, the total statutory surplus in these insurance companies was $59 million, and apart from the $4.4 million noted above, was unavailable for distribution without Department of Insurance approval.

14.	COMMITMENTS AND CONTINGENCIES:

    The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2013.  Rent expense for the years ended December 31, 2008, 2007 and 2006 for office space was $670,000, $454,000 and $390,000, respectively.

Future minimum payments under all operating leases for the years ending December 31 are as follows:

Year
2009	$644,312
2010	534,882
2011	34,054
2012	7,148
2013	3,574
Total	$1,223,970

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

On November 13, 2006, Exegy Inc. filed a lawsuit against PICO and HyperFeed in state court in Missouri seeking a declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 contribution agreement was valid.  In the event that Exegy’s November 7, 2006 letter is not determined to be a valid termination of the contribution agreement, Exegy seeks a declaration that PICO and HyperFeed have materially breached the contribution agreement,  for which Exegy seeks monetary damages and an injunction against further material breach.  Finally, Exegy seeks a declaratory judgment that if its November 7, 2006 notice of termination was not valid, and that if (1) PICO and HyperFeed did materially breach the contribution agreement and (2) a continuing breach cannot be remedied or enjoined, then Exegy seeks a declaration that Exegy should be relieved of further performance under the Contribution Agreement due to alleged HyperFeed actions deemed by Exegy to be inconsistent with the Contribution Agreement. On December 15, 2006, the lawsuit filed by Exegy was removed from Missouri state court to federal court. On February 2, 2007, this case was transferred to the United States Bankruptcy Court, District of Delaware.

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

At December 31, 2008, the outcome of this litigation is uncertain. Consequently, the Company has not accrued any loss that may be associated with this matter.

The Company is subject to various other litigation that arises in the ordinary course of its business. Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

15.	RELATED-PARTY TRANSACTIONS:

On May 7, 2007 John R. Hart, president and CEO, entered into a new employment agreement with the Company. It superseded and replaced his previous employment agreement which was effective January 1, 2006.  The May 7, 2007 employment agreement, which expires on December 31, 2012, provides for a base salary in 2007 of $1.2 million subject to an annual cost of living adjustment approved by the Compensation Committee.  In 2008, Mr. Hart’s base salary was increased by $500,000, after applying the cost of living adjustment, to $1.7 million in accord with the terms of the May 7, 2007 employment agreement.  For the years 2009 through and including 2012 Mr. Hart’s base salary will increase by an annual cost of living adjustment as determined by the Compensation Committee.  The May 7, 2007 employment agreement does not contain a change in control clause.

Mr. Hart’s May 7, 2007 employment agreement provides for an annual incentive award based on the growth in book value per share during the fiscal year, above a threshold.  The threshold above which an incentive award is earned is 80% of the S & P 500 annualized total return for the five previous years (but not less than zero).  If the increase in book value per share exceeds this threshold the incentive award is equal to 7.5% of such excess multiplied by the number of shares outstanding at the beginning of the fiscal year.  For fiscal year 2008 the growth in book value per share did not exceed the threshold and an incentive award was not paid for fiscal year 2008.  In 2007 the Compensation Committee awarded Mr. Hart a one-time discretionary cash bonus of $1.5 million for assuming and fulfilling significantly increased responsibilities due to Mr. Ronald Langley’s retirement as Executive Chairman on December 31, 2007.

On December 23, 2008 Mr. Hart and the Company entered into an amendment of Mr. Hart’s May 7, 2007 employment agreement, effective January 1, 2009.  The December 23, 2008 amendment was entered into to facilitate compliance with the requirements of Section 409A of the United States Internal Revenue Code of 1986, as amended.

The growth in book value per share exceeded the threshold in 2006 and an award was accrued in the accompanying consolidated financial statements for PICO’s President and its Chairman of $4.2 million.

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

PICO Equity Investors, L.P. distributed shares of PICO in each of the three years ended December 31, 2008.  Consequently, by June 2008, PICO Equity Investors, L.P. had distributed 2,499,948 shares of PICO to its sole limited partner, and 51 shares of PICO to its general partner, PICO Equity Investors Management LLC leaving PICO Equity Investors L.P. with 833,334 common shares of PICO at December 31, 2008.  There is no obligation for PICO Holdings to buy back the shares owned by PICO Equity Investors, L.P.

The Company entered into agreements with its president and chief executive officer, and certain other officers and non-employee directors, to defer compensation into Rabbi Trust accounts held in the name of the Company. The total value of the deferred compensation obligation is $27.7 million and is included in PICO consolidated balance sheet at December 31, 2008.  Included in the $27.7 million is $815,000 of PICO stock with the balance in various publicly traded equities and bonds. Within these accounts at December 31, 2008, the following officers and non-employee directors are the beneficiaries of the following number of PICO common shares: John Hart owns 19,940 PICO shares, John Weil owns 8,084 PICO shares, and Carlos Campbell owns 2,644 PICO shares. The trustee for the accounts is Union Bank of California. The accounts are subject to the claims of outside creditors, and any PICO stock held in the accounts is reported as treasury stock in the consolidated financial statements.

During 2008, each non-employee Board member of the Company received 700 shares of restricted common stock of PICO Holdings for a total of 4,200 shares. The awards vest in May 2009, one year after the grant date.  The awards were valued on the date of grant resulting in total compensation expense of $157,000 that will be amortized over the vesting period.

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

Policyholders’ surplus and net income for the Company's insurance subsidiaries reported on a statutory basis as of and for each of the three years ended December 31, 2008:

	2008	2007	2006
Physicians Insurance Company of Ohio :	(Unaudited)
Policyholders' surplus	$43,749,365	$80,257,090	$68,929,902
Statutory net income (loss)	$(6,303,194)	$3,795,340	$7,173,897
Citation Insurance Company:
Policyholders' surplus	$15,242,226	$25,143,218	$26,383,195
Statutory net income (loss)	$(3,787,721)	$2,858,624	$3,502,998

Both Citation and Physicians meet the minimum risk based capital requirements for the applicable Departments of Insurance regulations.

17.	SEGMENT REPORTING:

PICO Holdings, Inc. is a diversified holding company.  Its goal is to build and operate businesses where significant value can be created from the development of unique assets, and to acquire businesses which have been identified as undervalued and where its participation can aid in the recognition of the business’s fair value. The Company accounts for its segments consistent with the significant accounting policies described in Note 1.

Currently the major businesses that constitute operating and reportable segments are owning and developing water resources and water storage operations through Vidler; owning and developing real estate and the related mineral rights and water rights through Nevada Land and UCP; “running off” the property and casualty and workers’ compensation loss reserves of Citation and the medical professional liability loss reserves of Physicians; and the acquisition and financing of businesses.

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

Real Estate Operations

PICO is engaged in real estate development and related mineral rights and water rights operations through its subsidiaries Nevada Land and UCP in Nevada and California. Revenue is generated by sale of real estate, and leasing for grazing, agricultural and other uses. Revenue is also generated from the development of water rights and mineral rights in the form of outright sales and royalty agreements.

Insurance Operations in Run Off

This segment is composed of Physicians and Citation. In this segment, revenues come from investment holdings of the insurance companies. Investments directly related to the insurance operations are included within those segments. As expected during run-off, the majority of revenues is net investment income and realized gains.

Until 1995, Physicians and its subsidiaries wrote medical professional liability insurance, primarily in the state of Ohio. Physicians ceased writing new business and is in “run off.” Run off means that the Company is processing claims arising from historical business, and selling investments when funds are needed to pay claims.  Citation wrote commercial property and casualty insurance in California and Arizona and workers’ compensation insurance in California. Citation ceded all its workers’ compensation business in 1997, and ceased writing property and casualty business in December 2000 and is also in run off.

At the end of 2006, Physicians purchased PICO European Holdings, LLC. (‘PEH”), a wholly owned U.S. subsidiary of PICO Holdings that was formed in 2005. PEH owns a portfolio of investment securities in Switzerland. While this transaction is eliminated in consolidation, the $40.5 million of identifiable assets of PEH are reported in Insurance Operations in Run Off at December 31, 2006 and the previously reported assets of Insurance Operations in Run Off for 2005 have been recast to include the $30.1 million of assets of PEH (moved from the Corporate segment). The results of operations of PEH for the year ended December 31, 2006 included revenues of $1.1 million and expenses of $253,000 are reported within the Corporate segment. For 2007 and future years, the results of PEH and its identifiable assets are reported in the Insurance Operations in Run Off segment.

Corporate (previously known as Business Acquisitions and Financing)

This segment consists of cash, majority interests in small businesses and deferred compensation assets and liabilities.

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

Segment information by major operating segment follows:

		Water Resources	Insurance
	Real Estate	and Water	Operations in
	Operations	Storage Operations	Run Off	Corporate	Consolidated
2008
Total revenues (charges)	$5,470,434	$11,271,926	$(2,156,834)	$ 45,766,014	$60,351,540
Net investment income	2,203,265	968,680	3,213,661	3,759,824	10,145,430
Depreciation and amortization	20,211	1,098,538	1,029	140,693	1,260,471
Income (loss) before income taxes and minority interest	365,758	4,184,616	(1,485,856)	53,324,517	56,389,035
Total assets	97,592,062	225,870,410	157,186,357	111,984,967	592,633,796
Capital expenditure	81,680	15,039,386		228,904	15,349,970

2007
Total revenues	$13,479,254	$7,937,461	$7,609,014	$ 4,903,019	$33,928,748
Net investment income	3,139,791	4,417,871	3,457,187	6,024,951	17,039,800
Depreciation and amortization	18,364	1,042,388	1,598	43,677	1,106,027
Income (loss) before income taxes and minority interest	8,108,724	(5,283,264)	9,779,300	(10,591,095)	2,013,665
Total assets	83,750,531	231,863,512	221,348,861	139,379,376	676,342,280
Capital expenditure	10,370	48,670,231		301,481	48,982,082

2006
Total revenues	$41,405,577	$6,181,616	$13,277,532	$ 21,858,519	$82,723,244
Net investment income	1,981,172	2,805,107	3,158,955	5,610,958	13,556,192
Depreciation and amortization	54,223	1,084,404	7,467	76,257	1,222,351
Income (loss) before income taxes and minority interest	30,499,188	(2,451,422)	15,980,096	6,838,884	50,866,746
Total assets	73,266,068	146,115,727	202,356,668	127,304,476	549,042,939
Capital expenditure	79,938	33,512,587		27,337	33,619,862

Segment information by significant geographic region:

	United
	States	Europe	Consolidated
2008
Total revenues	$11,222,981	$49,128,559	$60,351,540
Net investment income	9,045,735	1,099,695	10,145,430
Depreciation and amortization	1,260,471		1,260,471
Income (loss) before income taxes and minority interest	(3,645,458)	60,034,493	56,389,035
Total assets	586,241,646	6,392,150	592,633,796
Capital expenditure	15,349,970		15,349,970

2007
Total revenues	$32,341,826	$1,586,922	$33,928,748
Net investment income	15,493,618	1,546,182	17,039,800
Depreciation and amortization	1,106,027		1,106,027
Income before income taxes and minority interest	1,876,937	136,728	2,013,665
Total assets	602,778,894	73,563,386	676,342,280
Capital expenditure	48,982,082		48,982,082

2006
Total revenues	$69,553,292	$13,169,952	$82,723,244
Net investment income	11,858,886	1,697,306	13,556,192
Depreciation and amortization	1,222,351		1,222,351
Income before income taxes and minority interest	40,573,284	10,293,462	50,866,746
Total assets	442,694,654	106,348,285	549,042,939
Capital expenditure	33,619,862		33,619,862

18.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that fair value:

-	CASH AND CASH EQUIVALENTS, RECEIVABLES, PAYABLES AND ACCRUED LIABILITIES: Carrying amounts for these items approximate fair value because of the short maturity of these instruments.

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

	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Fixed maturities	$29,058,562	$29,058,562	$105,780,499	$105,780,499
Equity securities	$120,358,461	$120,358,461	$259,743,145	$259,743,145
Cash and cash equivalents	$96,316,018	$96,316,018	$70,791,025	$70,791,025
Financial liabilities:
Borrowings	$42,381,718	$42,381,718	$18,878,080	$18,878,080

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures.  The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

Deloitte and Touche LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PICO Holdings, Inc.
PICO Holdings, Inc.
La Jolla, CA

We have audited the internal control over financial reporting of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective January 1, 2007, and of FASB Statement No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

/s/ DELOITTE & TOUCHE LLP

San Diego, CA
February 27, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors will be set forth in the section headed “Election of Directors” in our definitive proxy statement with respect to our 2009 annual meeting of shareholders, to be filed on or before April 30, 2009 and is incorporated herein by reference. The information required by this item regarding the Company’s code of ethics will be set forth in the section headed “Code Of Ethics” in our definitive 2009 proxy statement and is incorporated herein by reference. Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive Compensation” in our 2009 definitive proxy statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our 2009 definitive proxy statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section headed “Certain Relationships and Related Transactions” and “Compensation Committee, Interlocks and Insider Participation” in our definitive 2009 proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the section headed “Fees Paid to Deloitte & Touche LLP” in our definitive 2009 proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL SCHEDULES AND EXHIBITS.

1.	Financial Statement Schedules.

None.

2.	Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO.(1)
3(ii)	Amended and Restated By-laws of PICO. (2)
4.1	Form of Securities Purchase Agreement between PICO Holdings, Inc. and the Purchasers. (3)
4.3	Form of Indenture relating to Debt Securities. (4)
10.1	PICO Holdings, Inc. Long-Term Incentive Plan. (5)
10.4	Bonus Plan of Dorothy A. Timian-Palmer. (6) (11)
10.5	Bonus Plan of Stephen D. Hartman. (6) (11)
10.7	Employment Agreement of Ronald Langley. (7) (11)
10.15	Employment Agreement of John R. Hart. (8) (11)
10.17	Pyramid Lake Paiute Tribe Settlement Agreement with Fish Springs Ranch, LLC. (9)
10.18	Infrastructure Dedication Agreement between Fish Springs Ranch, LLC. and Washoe County, Nevada. (10)
10.19	Amendment to Employment Agreement of John R. Hart.
21.1	Subsidiaries of PICO.
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to exhibit of same number filed with Form 10-Q dated November 7, 2007.
(2)	Incorporated by reference to Form 8-K filed with the SEC on November 5, 2007.
(3)	Incorporated by reference to Form 8-K filed with the SEC on March 2, 2007.
(4)	Incorporated by reference to Form S-3 filed with SEC on November 20, 2007.
(5)	Incorporated by reference to Proxy Statement for Special Meeting of Shareholders on December 8, 2005, dated November 8, 2005 and filed with the SEC on November 8, 2005.
(6)	Incorporated by reference to Form 8-K filed with the SEC on February 25, 2005.
(7)	Incorporated by reference to exhibit of same number filed with Form 10-Q for the quarterly period ended September 30, 2005.
(8)	Incorporated by reference to Form 8-K filed with the SEC on May 9, 2007.
(9)	Incorporated by reference to Form 8-K filed with the SEC on June 5, 2007.
(10)	Incorporated by reference to exhibit of same number filed with Form 10-Q for the quarterly period ended September 30, 2007.
(11)	Indicates arrangement or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 26, 2009
PICO Holdings, Inc.

By:	/s/John R. Hart
John R. Hart
Chief Executive Officer
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 26, 2009 by the following persons in the capacities indicated.

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