Form 10-Q
period 2009-03-31
PICO HOLDINGS INC /NEW
filed 2009-05-11
CIK 830122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 033-36383

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

On May 7, 2009, the registrant had 18,840,392 shares of common stock, $0.001 par value outstanding.

PICO HOLDINGS, INC.

FORM 10-Q
For the Three Months Ended March 31, 2009

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Investments	$129,969,338	$149,417,023
Cash and cash equivalents	99,231,738	96,316,018
Notes and other receivables, net	17,877,777	24,352,367
Reinsurance receivables	15,958,618	16,373,132
Real estate and water assets, net	262,281,970	271,714,300
Property and equipment, net	1,457,234	1,512,370
Deferred income taxes	35,136,330	25,274,232
Federal, foreign and state income taxes		4,519,920
Other assets	3,851,966	3,154,434
Total assets	$565,764,971	$592,633,796

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$27,121,161	$27,773,320
Deferred compensation	22,448,296	27,744,528
Bank and other borrowings	38,813,027	42,381,718
Federal, foreign and state income taxes	2,434,006
Other liabilities	18,538,085	16,988,040
Total liabilities	109,354,575	114,887,606

Commitments and Contingencies (Note 4)

Common stock, $.001 par value; authorized 100,000,000 shares,
23,265,187 issued and 18,840,392 outstanding at March 31, 2009 and at December 31, 2008	23,265	23,265
Additional paid-in capital	440,543,447	439,381,715
Retained earnings	99,531,074	118,036,716
Accumulated other comprehensive income	(4,361,154)	(1,423,863)
Treasury stock, at cost (common shares: 4,424,795 in 2009 and 2008)	(78,271,643)	(78,271,643)
Total PICO Holdings, Inc. shareholders’ equity	457,464,989	477,746,190
Noncontrolling interest in subsidiaries	(1,054,593)
Total shareholders' equity	456,410,396	477,746,190
Total liabilities and shareholders' equity	$565,764,971	$592,633,796

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenues:
Net investment income	$926,572	$3,027,626
Net realized gain (loss) on and impairment of investments	(12,101,421)	471,854
Sale of real estate and water assets	310,414	494,408
Rents, royalties and lease income	256,377	159,556
Other	282,806	323,621
Total revenues (charges)	(10,325,252)	4,477,065
Costs and Expenses:
Operating and other costs	7,336,208	2,016,264
Impairment loss	12,378,000
Cost of real estate and water assets sold	80,533	149,845
Interest expense	490,404
Depreciation and amortization	334,567	296,413
Total costs and expenses	20,619,712	2,462,522
Income (loss) before income taxes	(30,944,964)	2,014,543
Provision for income taxes	(11,134,729)	3,966,995
Net loss	(19,810,235)	(1,952,452)
Add: Net loss attributable to the noncontrolling interests	1,304,593	305,777
Net loss attributable to PICO Holdings, Inc.	$(18,505,642)	$(1,646,675)

Net loss attributable to PICO Holdings, Inc. per common share – basic and diluted:
Net loss per common share	$(0.98)	$(0.09)
Weighted average shares outstanding	18,840,392	18,833,737

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$3,231,029	$(7,942,903)

INVESTING ACTIVITIES:
Purchases of investments	(858,546)	(7,523,491)
Proceeds from sale of investments	1,223,269	5,257,263
Proceeds from maturity of investments		38,097,968
Real estate and water asset capital expenditure	(164,357)	(16,439,639)
Net cash provided by investing activities	200,366	19,392,101

FINANCING ACTIVITIES:
Excess tax benefits from stock based payment arrangements		332,774
Repayment of borrowings	(2,610,000)
Proceeds from borrowings	488,118	6,341,988
Net cash provided by (used in) financing activities	(2,121,882)	6,674,762

Effect of exchange rate changes on cash	1,606,207	(3,749,975)

INCREASE IN CASH AND CASH EQUIVALENTS	2,915,720	14,373,985

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	96,316,018	70,791,025

CASH AND CASH EQUIVALENTS, END OF PERIOD	$99,231,738	$85,165,010

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized)	$377,952
Net cash paid (refund) for Federal, state and foreign income taxes,	$(14,753,856)	$14,400
Non-cash investing and financing activities:
Construction in progress incurred but not paid	$11,198	$11,921,811

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

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other-than-temporary impairments and the application of the equity method of accounting, unpaid losses and loss adjustment expenses, reinsurance receivables, notes and other receivables, real estate and water assets, deferred income taxes, stock-based compensation and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 2009 and December 31, 2008, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation:

At March 31, 2009 the Company had one stock-based payment arrangement outstanding:

The PICO Holdings, Inc. 2005 Long Term Incentive Plan (the "Plan"). The Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors and consultants. A total of 2,654,000 shares of common stock are issuable under the Plan and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled stock appreciation rights (“SAR”), restricted stock awards (“RSA”), performance shares, performance units, restricted stock units (“RSU”), deferred compensation awards and other stock-based awards. The Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes.  Upon exercise of a SAR and RSU, the employee will receive newly issued shares of PICO Holdings common stock with a fair value equal to the in-the-money value of the award, less applicable United States Federal, state and local withholding and income taxes (however, the holder of an RSU can elect to pay withholding taxes in cash).

Restricted Stock Unit Awards (RSU):

During the three months ended March 31, 2009, the Company issued 300,000 RSU to certain officers of the Company.   These awards entitle the recipient, who must be continuously employed by the Company until the vesting date, which is March 3, 2012, the right to receive one share of PICO common stock with no monetary payment required.  These awards do not vote and are not entitled to receive dividends.  The total fair value of the awards was $5.9 million based on the Company’s closing stock price on the date of grant.  The compensation cost will be recognized ratably over the next three years.    The Company recorded $165,000 of compensation expense for these awards during the three months ended March 31, 2009.  No compensation expense for RSU was recorded during the three months ended March 31, 2008.

A summary of RSA and RSU awards under the Plan is as follows:

Outstanding at January 1, 2009 (all RSA)	4,200
Granted (all RSU – expected to vest on March 3, 2012)	300,000
Outstanding at March 31, 2009	304,200

Stock – Settled SAR

There were no Stock-Settled Stock Appreciation Rights granted during the three months ended March 31, 2009 or 2008.

During 2007, the Company granted 659,409 SAR in five separate grants to various members of management. Compensation expense recognized for these grants was $997,000 during each of the three months ended March 31, 2009 and 2008.

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

Expected volatility	29% — 31%
Expected term	7 years
Risk-free rate	4.3% — 4.7%
Expected dividend yield	0%
Expected forfeiture rate	0%

  A summary of SAR activity under the Plan is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term (In years)
Outstanding at January 1, 2009	1,995,018	$36.89	7
Granted	-
Exercised	-
Outstanding at March 31, 2009	1,995,018	$36.89
Exercisable at March 31, 2009	1,719,190	$35.83	7

At March 31, 2009 none of the outstanding SAR were in-the-money.

A summary of the status of the Company’s unvested SAR as of March 31, 2009 and changes during the three months then ended is as follows:
	SAR	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	275,828	$18.31
Granted	-
Vested	-
Unvested at March 31, 2009 (expected to vest over the next two years)	275,828	$18.31

At March 31, 2009 there was $2.5 million of unrecognized compensation cost related to unvested SAR granted under the Plan.  That cost is expected to be recognized during the next 2 years.

Deferred Compensation:

At March 31, 2009 and December 31, 2008, the Company had $22.4 million and $27.7 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee directors of the Company. The assets of the plan are held in Rabbi Trust accounts. Such trusts hold various investments that are consistent with the Company’s investment policy. The investments are held in separate accounts, accounted for as available for sale securities, and are reported in the accompanying consolidated balance sheets within the line item “Investments.” Assets of the trust will be distributed according to predetermined payout elections established by each employee.

The deferred compensation liability decreased during the three months ended March 31, 2009 primarily due to a distribution of $2.1 million to various participants and a decline in the fair value of the assets in the deferred compensation accounts.

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

Notes and Other Receivables:

Notes and other receivables include installment notes from the sale of real estate and water assets. These notes generally have terms ranging from three to ten years, with interest rates from 8% to 10%. The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends. The note terms are typically non-recourse which allows the Company to recover the underlying property if and when a buyer defaults. No significant provision for bad debts was required during the three months ended March 31, 2009 and 2008. At March 31, 2009 and December 31, 2008, notes and other receivables also include a $4.4 million and $10.2 million respectively, of receivable from a third party for potential tax liabilities.

Operating and Other Costs:

For the three months ended March 31, 2009 and 2008, the Company reported a foreign currency loss of $3 million and a foreign currency gain of $3.8 million, respectively.  In each period, the net foreign currency gain or loss results from a Swiss Franc denominated loan from PICO Holdings to one of its subsidiaries.  During the three months ended March 31, 2009 only, the Company also reported a $1 million foreign currency loss on certain third party foreign receivables.

Accounting for Income Taxes:

The Company’s provision for income tax expense includes U.S. federal, state, local and foreign income taxes currently payable and those deferred because of temporary differences between the income tax and financial reporting bases of the assets and liabilities. The liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.

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

The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense. For the three months ended March 31, 2009, the Company recorded approximately $46,000 in interest and reduced accrued interest and penalties by $2.4 million related to uncertain tax positions.  During the three months ended March 31, 2008 the Company recorded $1.4 million in interest and penalties related to uncertain tax positions.  The tax years 2003-2008 remain open to examination by the taxing jurisdictions to which the Company’s significant operations are subject.  As of March 31, 2009, the Company believes that it is reasonably possible that the FIN 48 tax liability for a subsidiary in receivership may be decreased within the next twelve months as a result of either a statute closing or the receipt of a favorable ruling.  The range of results is from zero to $4.4 million.  The Company has accrued a receivable from a third party, which would offset any potential tax liabilities.

The income tax provision was a benefit of $11.1 million and an expense of $4 million during the three months ended March 31, 2009 and 2008, respectively.  The effective income tax rate in 2009 and 2008 is 36% and 197%, respectively.  The effective rate differs from the statutory rate primarily due to the recognition or reversal of interest expense and penalties on uncertain tax positions, operating losses without any associated tax benefit from subsidiaries that are excluded from the consolidated federal income tax return, certain non-deductible compensation expense, and state income tax charges.

Recently Issued Accounting Pronouncements

FASB Staff Position (“FSP”) FAS 157-4 - In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009. The adoption of SFAS FSP 157-4 is not expected to have a material effect on the Company’s consolidated financial statements.

FASB Staff Position FAS 115-2 and 124-2 - In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009. The adoption of SFAS FSP FAS 115-2 and 124-2 is not expected to have a material effect on the Company’s consolidated financial statements.

FASB Staff Position FAS 107-1 - In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will include the required disclosures in its 10-Q for the quarter ending June 30, 2009.

Recently Adopted Accounting Pronouncements

SFAS 141(R) - In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), “Business Combinations.”  SFAS 141(R) replaces SFAS 141 and requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) became effective for the Company on January 1, 2009. The adoption of SFAS 141 (R) did not have a material effect on the Company’s consolidated financial statements.

FASB Staff Position FAS 142-3 - In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” for intangible assets acquired after adoption. Under FSP FAS 142-3 an entity should consider its own historical experience in renewing similar arrangements, or market participant assumptions in the absence of historical experience. FSP FAS 142-3 also requires disclosures to enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  The adoption of FSP 142-3did not have a material effect on the Company’s consolidated financial statements.

 SFAS 160 - In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.”  SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. The Company adopted SFAS 160 on January 1, 2009. There was no noncontrolling interests in the Company’s consolidated balance sheet at December 31, 2008 to be reclassified to the shareholders’ equity section as of January 1, 2009. However, for the three months ended March 31, 2009, the Company recorded the noncontrolling interest in losses of its less than wholly owned subsidiaries of $1.3 million.  These noncontrolling interests were previously reduced to zero and consequently under ARB 51 such additional losses were not recorded.  The Company adjusted the noncontrolling interest of $306,000 for the 3 months ended March 31, 2008 for the retrospective adoption of SFAS 160.

SFAS 161 - In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”),“Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No 133.” SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The adoption of SFAS 161 did not have a material effect on the Company’s consolidated financial statements.

FSP EITF 03-6-1 - In June 2008, relative to Emerging Issues Task Force Issue No. (“EITF”) 03-6-1, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 concluded that unvested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method prescribed under SFAS No. 128, “Earnings per Share”. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early adoption prohibited. The adoption of EITF 03-6-1 did not have a material effect on the Company’s consolidated financial statements.

2.      Net Loss Per Share

Basic earnings or loss per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings or loss per share is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s free-standing stock-settled stock appreciation rights (“SAR”) and Restricted Stock Units (“RSU”) are considered common stock equivalents for this purpose.  The number of additional shares related to these common stock equivalents is calculated using the treasury stock method.

For the three months ended March 31, 2009 and  2008 the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on the loss per share was anti-dilutive.

3.      Comprehensive Loss

The Company applies the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which requires reporting comprehensive income and its components as part of the Company’s financial statements. Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss.

The components of comprehensive income, net of income tax are as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net loss	$(19,810,235)	$(1,952,452)
Other comprehensive income (loss), net of tax:
Net change in unrealized depreciation on available for sale investments	(3,404,987)	(2,632,106)
Net change in foreign currency translation	467,696	2,211,593
Total other comprehensive loss, net of tax	(2,937,291)	(420,513)
Comprehensive loss	$(22,747,526)	$(2,372,965)
Comprehensive loss attributable to the noncontrolling interest	1,304,593	305,777
Comprehensive loss attributable to PICO Holdings, Inc.	$(21,442,933)	$(2,067,188)

Total comprehensive loss for the three months ended March 31, 2009 and 2008 is net of deferred income tax benefit of $9.9 million and $5.8 million, respectively.

Other comprehensive loss includes foreign currency translation and unrealized holding gains and losses, net of taxes on available for sale securities.

The components of accumulated other comprehensive loss are as follows:

	March 31, 2009	December 31, 2008

Net unrealized appreciation on available for sale investments	$8,161,989	$11,566,976
Foreign currency translation	(12,523,143)	(12,990,839)
Accumulated other comprehensive loss	$(4,361,154)	$(1,423,863)

The accumulated balance is net of deferred income tax liabilities of $2.7 million and $1.7 million at March 31, 2009 and December 31, 2008, respectively.

Marketable equity securities: The Company’s investments in marketable equity securities totaled $102.8 million at March 31, 2009, principally consist of common stock of publicly traded small-capitalization companies in the U.S. and selected foreign markets. Common stocks are researched, and selected for purchase, on a case by case basis depending on the fundamental characteristics of the individual security.  The gross unrealized gains and losses on equity securities, after recognition of other-than-temporary impairment losses, were $19.6 million and $8 million respectively, at March 31, 2009 and $27.3 million and $9.3 million respectively, at December 31, 2008.  The Company reviewed its equity securities in an unrealized loss position, and concluded that these investments were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information did not indicate impairment.  The primary cause of the losses is due to the overall market decline during 2009.  The majority of the losses at March 31, 2009 were continuously below cost for less than 12 months.  During the three months ended March 31, 2009 and 2008, the Company recorded $6.8 million and $1.2 million respectively, of other-than-temporary impairment charges on marketable equity securities.

Corporate Bonds and US Treasury Obligations: At March 31, 2009, the Company’s bond portfolio consists of $14.6 million of publicly traded corporate bonds, $1.2 million U.S. Treasury obligations, $2.1 million of State of California general obligation municipal bonds and $7.8 million of government sponsored enterprise bonds. The U.S. Treasury, municipal and government sponsored enterprise bonds are typically held to meet state regulatory capital and deposit requirements. The remainder of the bond portfolio consists of corporate bonds, which are researched, and selected for purchase, on a case by case basis depending on the maturity and yield-to-maturity of the bond available for purchase, and an analysis of the fundamental characteristics of the issuer.  The total bond portfolio had gross unrealized gains and losses of $534,000 and $5.8 million, respectively at March 31, 2009 and gross unrealized gains and losses of $572,000 and $7.8 million respectively, at December 31, 2008.  The Company does not consider the unrealized losses on the bond portfolio to be other-than-temporarily impaired because the Company has the intent and the ability to hold these bonds until recovery of fair value, which may be at their maturity. The Company believes that the unrealized losses are primarily attributable to the reduced availability of credit throughout the economy which is affecting the market prices of all bonds other than those issued by the U.S. Treasury as well as deterioration of the underlying issuer with certain of our bonds.  During the three months ended March 31, 2009 and 2008, the Company recorded impairment charges of $5.1 million and $340,000 on corporate bonds due to deterioration of the underlying issuer's financial condition.

Approximately $1.4 million of the Company's investment portfolio does not have a readily available market value.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2009
Available for sale securities (A)	$124,987,837	$481,365	$3,117,565	$128,586,767
Liabilities
Deferred compensation (B)	$22,448,296			$22,448,296

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

         The following table is a reconciliation of the beginning and ending balance of Level 3 assets held by the Company at March 31, 2009.  During the three months ended March 31, 2009, one bond was transferred from level 1 to level 3 as the deterioration of the underlying issuer caused the Company to value the securities based on unobservable inputs.

Asset Description	Fair Value Beginning of Period	Unrealized Gains Included in Income	Accumulated Other Comprehensive Income	Purchases, Sales, and Issuances	Transfers In	Fair Value at End of Period
Available for sale securities	$2,998,055				$119,510	$3,117,565

The following table sets forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis at March 31, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset:

Asset Description	March 31,2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Intangible asset (applications for water rights)	$3,953,033		$3,953,033		$12,378,000

         In accordance with the provisions of SFAS 142, an intangible asset with a carrying amount of $16.4 million was written down to its implied fair value of $4 million, resulting in an impairment charge of $12.4 million, which was included in earnings for the period.  The implied fair value is estimated as the revenues the Company will receive on the sale of the intangible asset.

 4.     Commitments and Contingencies

         Related Party Transactions:

         On March 3, 2009, the Company entered into three-year employment agreements with the Company’s Executive Vice President and Chief Operating Officer, its Executive Vice President, Chief Financial Officer and Treasurer, and its Executive Vice President – Corporate Development and Chief Legal Officer.

        Pursuant to the employment agreements, the base salary for each such officer remained at the 2009 amount. Base salary will be reviewed no less frequently than annually in accordance with the Company’s normal and customary practices and may be increased, but not decreased, by the Board of Directors or the Compensation Committee.  In addition, consistent with the Company’s past practices, so long as the officer remains employed by the Company, such officer will be entitled to an annual cash performance award that equals such officer’s base salary multiplied by a ratio of the annual awards paid to the Company’s Chief Executive Officer (performance, incentive and discretionary) to the base salary.  In addition, the officer will be entitled to receive annual or other periodic awards as determined by the Compensation Committee in its sole discretion.  The officer’s award(s), whether annual incentive, performance, discretionary or otherwise, will be paid within 2 1 / 2 months after the end of the fiscal year in which earned.

         In accordance with each officer’s employment agreement, the Company granted 80,000 restricted stock units to each officer pursuant to the Company’s 2005 Long-Term Incentive Plan, dated as of December 8, 2005, which will vest in their entirety on March 3, 2012 (unless earlier as described below) if the officer remains employed by the Company.

         If the officer’s employment is terminated for any reason, including death or disability, the officer will be entitled to receive certain termination benefits and other severance benefits depending on the reason for the termination of such officer’s employment.

         Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.
 Exegy Litigation:

HyperFeed Technologies, Inc. (“HyperFeed”), PICO’s majority-owned subsidiary, was a provider of enterprise-wide ticker plant and transaction technology software and services enabling financial institutions to process and use high performance exchange data with Smart Order Routing and other applications. During 2006, PICO and HyperFeed negotiated a business combination with Exegy Incorporated (“Exegy”). On August 25, 2006, PICO, HyperFeed, and Exegy entered into a contribution agreement, pursuant to which the common stock of HyperFeed owned by PICO would have been contributed to Exegy in exchange for Exegy's issuance of certain Exegy stock to PICO.  However, in a letter dated November 7, 2006, Exegy informed PICO and HyperFeed that it was terminating the agreement.  In connection with the termination of the contribution agreement, the parties have filed certain lawsuits.

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

At March 31, 2009, the outcome of this litigation is uncertain.  Consequently, the Company has not accrued any loss that may result from resolution of this matter.

 Fish Springs Ranch, LLC:

In 2006, the Company started construction of a pipeline from Fish Springs in northern Nevada to the north valleys of Reno, Nevada.

The final regulatory approval required for the pipeline project was a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006.  Subsequently, there were two protests against the ROD, and the matter was appealed and subsequently dismissed.  However, in October 2006, one protestant, the Pyramid Lake Paiute Tribe (the "Tribe"), filed an action with the U.S. District Court against the Bureau of Land Management and US Department of the Interior. The Tribe asserted that the exportation of 8,000 acre feet of water per year from Fish Springs would negatively impact their water rights located in a basin within the boundaries of the Tribe reservation.  The Company was able to reach a $7.3 million financial settlement with the Tribe that ended the dispute in September 2007. The settlement agreement is pending ratification by the United States Congress, which PICO anticipates will occur in 2009.

The Company is subject to various other litigation matters that arise in the ordinary course of its business. Members of PICO’s insurance group are frequently a party in claims proceedings and actions regarding insurance coverage, all of which PICO considers routine and incidental to its business. Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

5. Segment Reporting

 PICO is a diversified holding company engaged in four operating and reportable segments: Water Resource and Water Storage Operations, Real Estate Operations, Insurance Operations in Run Off and Corporate.

         The accounting policies of the reportable segments are the same as those described in the Company’s 2008 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC"). Management analyzes segments using the following information:

        Segment assets:

	At March 31, 2009	At December 31, 2008
Total Assets:
Water Resource and Water Storage Operations	$213,378,233	$225,870,410
Real Estate Operations	97,560,379	97,592,062
Corporate	112,549,534	111,984,967
Insurance Operations in Run Off	142,276,825	157,186,357
	$565,764,971	$592,633,796

         Segment revenues and expenses:

	Three Months Ended March 31,
	2009	2008
Revenues:
Water Resource and Water Storage Operations	$207,669	$819,285
Real Estate Operations	661,661	1,594,419
Corporate	(4,961,958)	390,228
Insurance Operations in Run Off	(6,232,624)	1,673,133
Total revenues (charges)	$(10,325,252)	$4,477,065

Income (Loss) Before Taxes and Noncontrolling Interest:
Water Resource and Water Storage Operations	$(13,917,285)	$(960,038)
Real Estate Operations	(929,191)	422,124
Corporate	(9,205,809)	1,343,201
Insurance Operations in Run Off	(6,892,679)	1,209,256
Income (loss) before income taxes and noncontrolling interest	$(30,944,964)	$2,014,543

6.      Impairment of Real Estate and Water Assets

In 1998, Lincoln County, Nevada and Vidler (“Lincoln/Vidler”) jointly filed for 14,000 acre-feet of water rights for industrial use from the Tule Desert Groundwater Basin in Lincoln County, Nevada. In November 2002, the Nevada State Engineer granted and permitted an application for 2,100 acre-feet of water rights – which Lincoln / Vidler subsequently sold in 2005 - and ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler.

From 2005 through 2008, Vidler conducted the additional studies and incurred and capitalized approximately $16.4 million to date, collecting data and drilling a series of production and monitoring wells to obtain the requisite evidence to support the applications.  Once completed, Vidler submitted the data to the State Engineer for final ruling.

On April 29, 2009, the Nevada State Engineer issued its ruling and granted Vidler only 400 acre feet of additional water rights.  While the Company intends to appeal the decision, given the current market value of these water rights, the Company determined it would recover approximately $4 million of the total capitalized cost incurred to date.  Consequently, an impairment loss of approximately $12.4 million was recorded during the three months ended March 31, 2009.

7. Subsequent Event

During the second quarter of 2009, the Company sold its remaining water in the Semitropic Water Storage Facility for approximately $3.1 million, resulting in a $2.9 million gain.  The buyer paid approximately $1.5 million in cash and financed the balance on a note that requires quarterly interest payments at 5% with the principal due in February 2010.

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

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may”, “will”, “could”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “should”, “target”, “projects”, “contemplates”, “predicts”, “potential”, “continue” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q.

INTRODUCTION

PICO Holdings, Inc. is a diversified holding company.  In this Quarterly Report, PICO and its subsidiaries are collectively referred to as “PICO”, “the Company”, or by words such as “we” and “our”. We seek to build and operate businesses where significant value can be created from the development of unique assets, and to acquire businesses which we identify as undervalued and where our management participation in operations can aid in the recognition of the business’s fair value, as well as create additional value.

Our objective is to maximize long-term shareholder value.  Our goal is to manage our operations to achieve a superior return on net assets over the long term, as opposed to short-term earnings.

Our business is separated into four major operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Insurance Operations in “Run Off”; and
•	Corporate

As of March 31, 2009, our major consolidated subsidiaries are:

•
Vidler Water Company, Inc. (“Vidler”), a business that we started more than 11 years ago, which acquires and develops water resources and water storage operations in the southwestern United States, with assets in Nevada, Arizona, Idaho, California, and Colorado;

•
Nevada Land & Resource Company, LLC (“Nevada Land”), an operation that we built since we acquired the company more than 11 years ago, which owns approximately 440,000 acres of former railroad land in Nevada, and certain mineral rights and water rights related to the property;

•	UCP, LLC (“UCP”), a business we started in 2008, which acquires and develops partially-developed and finished residential housing lots in selected markets in California;
•	Physicians Insurance Company of Ohio (“Physicians”), which is “running off” its medical professional liability insurance loss reserves; and
•	Citation Insurance Company (“Citation”), which is “running off” its property & casualty insurance and workers’ compensation loss reserves.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Shareholders’ Equity Before Noncontrolling Interests

At March 31, 2009, PICO had shareholders’ equity before noncontrolling interests of $457.5 million ($24.28 per share), compared to $477.7 million ($25.36 per share) at December 31, 2008. The $20.3 million decrease in shareholders’ equity before noncontrolling interests during the first quarter of 2009 was primarily due to a $21.4 million comprehensive loss resulting primarily from an $18.5 million net loss. Book value per share attributable to PICO shareholders decreased by $1.08, or 4.3%, during the first quarter of 2009.

Comprehensive Income (Loss)

In accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, PICO reports comprehensive income or loss as well as net income or loss from the Condensed Consolidated Statement of Operations. Comprehensive income or loss measures changes in shareholders’ equity, and includes unrealized items which are not recorded in the Consolidated Statement of Operations, for example, foreign currency translation and the change in unrealized investment gains and losses on available-for-sale securities.

For the first quarter of 2009, PICO recorded a comprehensive loss of $21.4 million. This consisted of the quarter’s $18.5 million net loss and a $3.4 million net decrease in unrealized appreciation in investments, which were partially offset by a $468,000 foreign currency translation credit.

Segment Results of Operations

Segment revenues and income (loss) before taxes and noncontrolling interest for the first quarter of 2009 and 2008 were:

	Three Months Ended March 31,
	2009	2008
Revenues:
Water Resource and Water Storage Operations	$208,000	$819,000
Real Estate Operations	662,000	1,594,000
Insurance Operations in “Run Off”	(6,233,000)	1,673,000
Corporate	(4,962,000)	391,000
Total revenues	$(10,325,000)	$4,477,000

Income (loss) before income taxes and noncontrolling interest:
Water Resource and Water Storage Operations	$(13,917,000)	$(960,000)
Real Estate Operations	(929,000)	422,000
Insurance Operations in “Run Off”	(6,893,000)	1,209,000
Corporate	(9,206,000)	1,344,000
Income (loss) before income taxes and noncontrolling interests	$(30,945,000)	$2,015,000

First Quarter Net Income (Loss)

The nature of our operations is on long – term shareholder value and as a result our revenues and results of operations can fluctuate widely from period to period.  For example, we only recognize revenue from the sale of real estate and water assets when specific transactions close. Consequently, sales of real estate and water assets for any individual quarter are not indicative of revenues for future quarters or the full financial year.

Our results of operations decreased by $32.9 million in the first quarter of 2009 compared to the first quarter of 2008. For the first quarter of 2009 and 2008 we did not record any significant real estate and water asset sales. The first quarter of 2009 included a $12.4 million impairment charge to our water assets in the Tule Desert Groundwater Basin in Lincoln County, Nevada as a result of a ruling by the Nevada State Engineer that we intend to appeal. We did not have any similar charges in 2008.  We also experienced a $12.6 million unfavorable change in net realized losses from first quarter 2009 compared to first quarter 2008, primarily as a result of other – than – temporary impairments on some of our investments, and a net increase in foreign currency expense of $6.8 million from first quarter 2009 compared to first quarter 2008.

First quarter revenues were negative $10.3 million in 2009, compared to $4.5 million in 2008, a decrease of $14.8 million year over year.   Revenues from the Insurance Operations in “Run Off” segment decreased $7.9 million year over year, principally due to a $7.7 million unfavorable change in net realized investment gain/loss on the sale or impairment of securities recorded in 2009, which primarily reflected provisions for other-than-temporary impairment of securities held in the investment portfolios of the insurance companies.  Revenues from the Corporate segment decreased $5.4 million year over year, principally due to a $4.9 million increase in net realized investment loss on the sale or impairment of securities recorded in 2009, which primarily reflected provisions for other-than-temporary impairment of securities held in deferred compensation accounts.  Revenues from the Real Estate Operations segment declined $932,000 year over year, and revenues from the Water Resources and Water Storage Operations segment declined $611,000 year over year, primarily due to lower net investment income on liquid funds.

First quarter costs and expenses were $20.6 million in 2009, compared to $2.5 million in 2008.  A number of expenses changed significantly year over year, combining to result in an $18.1 million expense increase.  In particular, in the Water Resource and Water Storage Operations, the Company recorded an impairment charge of $12.4 million related to its Tule Desert water rights after the Nevada State Engineer ruled to award only a fraction of the water rights the Company had expected it would receive in Lincoln County, Nevada.  In addition, for the three months ended March 31, 2009, Corporate segment expenses increased by a $3 million foreign exchange loss, as opposed to a $3.8 million foreign exchange gain which reduced expenses in 2008.

PICO recorded a loss before taxes and noncontrolling interests of $30.9 million in the first quarter of 2009, compared to income before taxes and noncontrolling interest of $2 million in the first quarter of 2008. The $32.9 million year over year decrease primarily resulted from a $12.4 million impairment charge in the Water Resource and Water Storage Segment and deteriorations of $10.5 million in the Corporate segment result, and $8.1 million in the Insurance Operations in “Run Off” segment.

The $10.5 million decrease in the Corporate Segment result was primarily due to the $6.8 million unfavorable change in foreign exchange gain/expense year over year, as discussed above.  The $8.1 million decrease in the Insurance Operations in “Run Off” was principally due to a $7.7 million unfavorable change in net realized gain/loss on the sale or impairment of investments year over year, as discussed above.

The Real Estate Operations segment result decreased $1.4 million, primarily due to a $659,000 decrease in net investment income year over year, and a $472,000 year over year increase in segment operating expenses, as we build the business of UCP. The Water Resource and Water Storage Operations segment net loss before income taxes and noncontrolling interests increased by $13 million, principally as a result of the $12.4 million impairment charge in the first quarter of 2009 related to our Tule Desert water applications (see “Water Resource and Water Storage Operations – Tule Desert Groundwater Basin and Impairment of Water Assets” below)

After an $11.1 million tax benefit, and the add-back of $1.3 million of noncontrolling interest in subsidiary losses (see “Noncontrolling Interest in Subsidiaries" below), PICO reported a net loss of $18.5 million ($0.98 per share) for the first quarter of 2009.  The effective rate of the tax benefit for the first quarter of 2009 is 36%, compared to the federal corporate income tax rate of 35%.

In the first quarter of 2008, after a $4 million provision for taxes, and the add-back of $306,000 of noncontrolling interest in subsidiary losses, PICO reported a net loss of $1.6 million ($0.09 per share).  The effective tax rate for the three months ended March 31, 2008 was 197%, compared to the federal corporate income tax rate of 35%.  The $4 million tax charge exceeded the federal corporate rate due to interest and penalties on uncertain tax positions, operating losses with no associated tax benefit from subsidiaries that are excluded from the consolidated federal income tax return and unable to use the losses on their own separate tax returns, certain compensation expense which is not tax-deductible, and state tax charges.

Noncontrolling Interest In Subsidiaries

On January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements”.  During the three months ended March 31, 2009, we added back a net loss of $1.3 million to our condensed consolidated statement of operations, which represented the interest of noncontrolling shareholders in the losses of consolidated subsidiaries where the Company owns less than 100% of such subsidiaries.  Our most significant subsidiary that is not wholly owned is Fish Springs Ranch, LLC (“FSR”). Most of the losses attributable to the noncontrolling interests in our subsidiaries relate to our 49% partner’s share of the financing cost charged by our wholly-owned subsidiary, Vidler Water Company, on expenditures incurred for the Fish Springs pipeline project.

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended March 31,
	2009	2008
Revenues:
Sale of real estate and water assets	$23,000	$129,000
Net investment income	20,000	566,000
Other	165,000	124,000
Segment total revenues	$208,000	$819,000

Expenses:
Cost of real estate and water assets sold	$(6,000)	$(22,000)
Impairment of water assets	(12,378,000)
Depreciation and amortization	(267,000)	(277,000)
Overhead	(819,000)	(858,000)
Project expenses	(655,000)	(622,000)
Segment total expenses	$(14,125,000)	$(1,779,000)
Loss before income taxes and noncontrolling interests	$(13,917,000)	$(960,000)

Our Water Resource and Water Storage operations are conducted through Vidler and its subsidiaries. Over the past few years, several large sales of real estate and water assets have generated the bulk of Vidler’s revenues.  Since the date of closing generally determines the accounting period in which revenues and cost of sales are recorded, Vidler’s reported revenues and income fluctuate from quarter to quarter depending on the dates when specific transactions close.  Consequently, sales of real estate and water assets for any individual quarter are not indicative of likely revenues for future quarters or the full financial year.

Segment Results

In the first quarter of 2009, Vidler generated $208,000 in revenues. Net investment income of $20,000 was earned, primarily from the temporary investment of cash proceeds from the February 2007 equity offerings by PICO. The February 2007 stock offering raised net proceeds of $100.1 million, which were principally allocated to Vidler for new water resource and water storage acquisitions. Throughout 2008, Vidler acquired several real estate and water assets from these proceeds, primarily in the western Nevada region, resulting in $546,000 lower investment income earned on liquid funds in the first quarter 2009, compared to the first quarter of 2008. Other revenues include farm lease income and water service fees.

In the first quarter of 2008, Vidler generated $819,000 in revenues. Net investment income of $566,000 was earned, primarily from the temporary investment of cash proceeds from the February 2007 equity offerings by PICO. As noted above, the proceeds were principally allocated to Vidler for new water resource and water storage acquisitions.  During 2007 and the first quarter of 2008, Vidler acquired several real estate and water assets from these proceeds, primarily in the western Nevada region and Idaho.

There were no significant sales of real estate and water assets in the first quarter of 2009 and 2008.

Tule Desert Groundwater Basin

The Lincoln County Water District and Vidler (“Lincoln/Vidler”) have entered into a water delivery teaming agreement to locate and develop water resources in Lincoln County, Nevada for planned projects under the County’s master plan.  As previously disclosed, Lincoln/Vidler jointly filed a permit application in 1998 for 14,000 acre-feet of water rights for industrial use from the Tule Desert Groundwater Basin in Lincoln County, Nevada.  In November 2002, the Nevada State Engineer awarded Lincoln/Vidler a permit for 2,100 acre-feet of water rights – which Lincoln/Vidler subsequently sold in 2005 - and ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler (the “2002 Ruling”).  Subsequent to the 2002 Ruling and consistent with the Nevada State Engineer’s conditions, Vidler engaged independent experts to conduct these additional engineering and scientific studies.  These studies indicated that the pumping of an additional 7,240 acre-feet of water for 100 years would not cause unreasonable drawdown in the Tule Desert Groundwater Basin or surrounding basins and that the recharge to the groundwater basin was as much as 10,500 acre-feet per annum.  As a result of the 2002 Ruling, Lincoln/Vidler entered into agreements with developers in 2005 whereby the developers had up to 10 years to purchase up to 7,240 acre-feet of water, as and when water  rights were permitted from the applications.

During 2008 Lincoln/Vidler submitted comprehensive and substantial evidence to the Nevada State Engineer to support its permit applications as required by the 2002 Ruling.  On April 29, 2009 the Nevada State Engineer issued a ruling with respect to such applications (the “2009 Ruling”).  In the 2009 Ruling, the Nevada State Engineer determined that the perennial yield of the groundwater recharge in the Tule Desert Groundwater Basin is likely in the range of 2,500 to 5,000 acre–feet per annum.  The Nevada State Engineer further concluded that it would permit the appropriation of only one-half of the upper end of that range, or 2,500 acre-feet.  Since 2,100 acre–feet had already been appropriated to and permitted by Lincoln/Vidler under the 2002 Ruling, the Nevada State Engineer found that only approximately 400 acre–feet of unappropriated water remained in the Tule Desert Groundwater Basin.  Accordingly, the 2009 Ruling granted Lincoln/Vidler approximately 400 acre–feet of additional permitted water rights instead of the applied for 7,240 acre-feet of water rights.

We believe that the data provided to the Nevada State Engineer appropriately supported our application for the additional 7,240 acre feet of water and was consistent with the 2002 Ruling.  Accordingly, Lincoln/Vidler intends to appeal the 2009 Ruling.  The outcome of any appeal is inherently uncertain and it may be a considerable period of time before Lincoln/Vidler is able to ascertain the final volume of water rights that will be permitted by the Nevada State Engineer from its applications in the Tule Desert Groundwater Basin.

As of March 31, 2009 our carrying value in the applications for the additional 7,240 acre feet was $16.4 million which primarily represents the data collection, drilling and monitoring costs and expenses incurred to collect, interpret and submit the groundwater data to the Nevada State Engineer.  Under our agreements with developers, Vidler would only record approximately $4 million of revenue from the approximately 400 acre feet of water rights granted in the 2009 Ruling (the current sales price under existing contracts is $9,983 per acre-foot of permitted water rights).  Because of the 2009 Ruling, for the three months ended March 31, 2009, the Company has written down the carrying value of these water rights and applications to its estimated recoverable value under the 2009 Ruling and recorded a loss on impairment of approximately $12.4 million, before any related tax effects.

Other Expenses

Overhead expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees. Overhead expenses of $819,000 in the first quarter of 2009 were largely unchanged when compared to the first quarter of 2008 of $858,000.

Project expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees. Project expenses are expensed as appropriate under accounting principles generally accepted in the United States (U.S. GAAP), and could fluctuate from period to period depending on activity within Vidler’s various water resource projects. Costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized as part of the cost of the asset, and charged to cost of sales when revenue is recognized. Project expenses principally relate to:

•	the operation and maintenance of the Vidler Arizona Recharge Facility;
•	the development of water rights in the Tule Desert groundwater basin (part of the Lincoln County agreement);
•	the utilization of water rights at Fish Springs Ranch as a future municipal water supply for the north valleys of the Reno, Nevada area; and
•	the operating and financing costs of our farm properties in Idaho and maintenance of the associated water rights.

 Project expenses were $655,000 in the first quarter of 2009, compared to $622,000 in the first quarter of 2008.  In both periods, the most significant expense was the operating and maintenance costs of our water storage facility in Arizona.

REAL ESTATE OPERATIONS

	Three Months Ended March 31,
	2009	2008
Revenues:
Sale of real estate and water assets	$219,000	$365,000
Net investment income	264,000	923,000
Other	179,000	306,000
Segment total revenues	$662,000	$1,594,000

Expenses:
Cost of real estate and water assets sold	$(75,000)	$(128,000)
Operating expenses	(1,516,000)	(1,044,000)
Segment total expenses	$(1,591,000)	$(1,172,000)
Income (loss) before income taxes and noncontrolling interests	$(929,000)	$422,000

Currently our businesses in the Real Estate Operations segment are conducted through our wholly owned subsidiaries, and its operations in Nevada, and UCP, LLC (“UCP”) with its operations in California.

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

UCP is still in the acquisition phase of its operations in purchasing and developing finished and partially-entitled residential housing lots in select California markets. The timing of revenues from the disposition of UCP’s inventory of lots is uncertain and will, to a large extent, coincide with any recovery of the housing markets in the regions of California in which UCP operates. UCP did not complete the acquisition of any additional lots during the first quarter of 2009.

In the first quarter of 2009, segment total revenues were $662,000. Nevada Land sold approximately 1,280 acres of former railroad land for $219,000. The average sales price was $171 per acre, and our average basis in the land sold was $59 per acre. The gross margin on land sales was $144,000, which represents a gross margin percentage of 65.8%. Net investment income, representing interest earned on the proceeds from land sales and on land sales contracts where Nevada Land has provided vendor financing, was $264,000, and other revenues (primarily lease and royalty income from the former railroad land) were $179,000. After segment operating expenses of $1.5 million, Real Estate Operations generated a segment loss of $929,000 for the first three months of 2009.

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

The first quarter segment result decreased by $1.4 million year over year. This was due to a $193,000 decrease in gross margin from land sales at Nevada Land year over year, primarily as a result of the continuing decrease in the volume of land sold in the first quarter of 2009 compared to the corresponding period in 2008. There was also a significant reduction in net investment income of $659,000 year over year, as interest-bearing liquid funds have been allocated to non-income producing real estate acquisitions within UCP throughout 2008. In addition, segment operating expenses were $472,000 higher in the first quarter of 2009 compared to the corresponding period in 2008, primarily due to the additional overhead incurred by UCP, which only commenced operations in the first quarter of 2008.

INSURANCE OPERATIONS IN “RUN OFF”

	Three Months Ended March 31,
	2009	2008
Revenues:
Net investment income	$372,000	$619,000
Net realized gain (loss) on and impairment of investments	(6,647,000)	1,014,000
Other	42,000	40,000
Segment total revenues	$(6,233,000)	$1,673,000

Expenses:
Segment total expenses	$(660,000)	$(464,000)

Income (loss) before income taxes and noncontrolling interests	$(6,893,000)	$1,209,000

This segment consists of Physicians and Citation, whose operations are in “run off”. This means that Physicians and Citation are handling and resolving claims on expired policies, but not writing any new business.

Once an insurance company is in “run off” and the last of its policies have expired, typically most revenues come from net investment income (that is, interest from fixed-income securities and dividends from stocks) earned on funds held as part of their insurance business.  In addition, realized gains or losses arise from the sale or impairment of the securities investments.

Revenues and results in this segment vary considerably from period to period and are not necessarily comparable from year to year, primarily due to fluctuations in net realized investment gains, and favorable or unfavorable development in our loss reserves.

The Insurance Operations in “Run Off” segment generated total revenues of negative $6.2 million in the first quarter of 2009, compared to $1.7 million in the first quarter of 2008. Net realized gains or losses on the sale or impairment of securities were a $6.6 million loss in the first quarter of 2009, compared to a $1 million gain in the first quarter of 2008. Net investment income was $372,000 in the first quarter of 2009, compared to $619,000 in the first quarter of 2008. The decrease in net investment income was due to a variety of factors, including a lower level of fixed-income investments in 2009, lower interest rates, the timing of dividend payments, and depreciation in the New Zealand and Australian dollars, which reduced dividend income from our foreign stocks when expressed in U.S. dollars.

Net Realized Investment Gain (Loss)

The $6.6 million net realized investment loss reported in the first quarter of 2009 principally consisted of $6.6 million in charges for other-than-temporary impairment of our holdings in approximately 34 common stocks.

We regularly review any securities in which we have an unrealized loss.  If we determine that the decline in market value is other-than-temporary, under US GAAP we record a charge to reduce the basis of the security from its original cost (or previously written-down value if a provision for other-than-temporary impairment has been recorded in a previous accounting period) to current carrying value, which is typically the market price at the balance sheet date when the provision was recorded.  The determination is based on various factors, primarily the extent and duration of the unrealized loss.  A charge for other-than-temporary impairment is a non-cash charge, which is recorded as a realized loss in our condensed consolidated statement of operations.  Charges for other-than-temporary impairment do not affect book value per share, as the after-tax decline in the market value of investments carried under SFAS No. 155, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), is already reflected in shareholders’ equity.  The written-down value becomes our new basis in the investment.

Based on the extent and duration of the unrealized losses, it was determined that the declines in market value of these stocks were other-than-temporary.  Consequently, we recorded a charge to reduce our basis in these stocks to fair value at March 31, 2009.

We determined that none of the bonds held by the insurance companies were impaired as of March 31, 2009.

The $1 million net realized investment gain reported in the first quarter of 2008 consisted of $2 million in gains on the sale of various portfolio holdings, which were partially offset by a $973,000 charge for other-than-temporary impairment of our holdings in five common stocks.

Physicians

At March 31, 2009, Physicians’ loss and loss adjustment reserves were approximately $3.8 million, net of reinsurance, compared to $3.8 million at December 31, 2008. Reserves decreased by $61,000 during the first quarter of 2009, due to payment of claims.   No unusual trends in claims were noted.

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
	March 31, 2009	December 31, 2008
Direct Reserves	$3,773,000	$3,834,000

Net medical professional liability insurance reserves	$3,773,000	$3,834,000

Citation

At March 31, 2009, Citation’s claims reserves were $7.9 million, net of reinsurance, consisting of $628,000 in net property and casualty insurance reserves and approximately $7.3 million in net workers’ compensation reserves. At December 31, 2008, Citation’s claims reserves were $8.1 million, net of reinsurance, consisting of $645,000 in net property and casualty insurance reserves and $7.4 million in net workers’ compensation reserves. There were no unusual trends in claims during the first quarter of 2009.

During the first three months of 2009, Citation’s net property and casualty insurance reserves declined by $17,000 due to payment of claims.

During the first three months of 2009, Citation’s net workers’ compensation reserves declined by $164,000 due to payment of claims.  Direct reserves declined by $574,000, which was partially offset by the recovery of $410,000 from our reinsurers.

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
	March 31, 2009	December 31, 2008
Property & Casualty Insurance
Direct Reserves	$724,000	$741,000
Ceded Reserves	(96,000)	(96,000)
Net property and casualty insurance reserves	$628,000	$645,000

Workers’ Compensation
Direct Reserves	$22,624,000	$23,198,000
Ceded Reserves	(15,371,000)	(15,781,000)
Net workers’ compensation insurance reserves	$7,253,000	$7,417,000
Total net reserves	$7,881,000	$8,062,000

CORPORATE

	Three Months Ended March 31,
	2009	2008
Revenues:
Net realized loss on and impairment of investments	$(5,455,000)	$(542,000)
Net investment income	271,000	920,000
Other	222,000	13,000
Segment total revenues	$(4,962,000)	$391,000

Expenses:
Stock appreciation rights expense	$(997,000)	$(997,000)
Restricted stock units expense	(165,000)
Foreign exchange gain (loss)	(3,027,000)	3,772,000
Other	(55,000)	(1,822,000)
Segment total recovery (expenses)	$(4,244,000)	$953,000
Income (loss) before income taxes and noncontrolling interests	$(9,206,000)	$1,344,000

 Corporate consists of cash, majority interests in small businesses, and other parent company assets and liabilities.  The segment also contains the deferred compensation assets held in trust for the benefit of several PICO officers, as well as the corresponding and offsetting deferred compensation liabilities.

Revenues in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.  At March 31, 2009, all of the equity securities held in this segment are deferred compensation assets.

The expenses recorded in this segment primarily consist of holding company costs which are not allocated to our other segments, for example, rent for our head office, any compensation cost for stock-settled Stock Appreciation Rights (“SAR”), and deferred compensation expense.  In any accounting period, Corporate segment expenses can be increased, or reduced, by one or more individually significant expense or benefit items which occur irregularly, or fluctuate from period to period.  Consequently, Corporate segment expenses are not necessarily directly comparable from period to period.

For the first quarter of 2009, the Corporate segment revenues were negative $5 million, principally represented by a $5.5 million net realized loss on the sale or impairment of securities, primarily holdings in deferred compensation accounts.  The net realized loss on the assets held in the deferred compensation accounts is largely offset by a corresponding reduction in deferred compensation payable to the participating officers, which reduces segment total expenses.  After $4.2 million of expenses, the segment recorded a $9.2 million loss before taxes for the first quarter of 2009.

For the first quarter of 2008, the Corporate segment revenues were $391,000, principally represented by net investment income of $920,000, which was partially offset by a $542,000 net realized loss on the sale or impairment of securities, primarily holdings in deferred compensation accounts.  After a $953,000 recovery of expenses, the segment recorded income before taxes of $1.3 million for the first quarter of 2008.

Net Realized Investment Loss

The $5.5 million net realized investment loss in the first quarter of 2009 primarily consisted of:
•
A $199,000 charge for other-than-temporary impairment in 19 common stocks held in deferred compensation accounts. The stocks have been trading continuously below cost for at least nine months.  Based on the extent and duration of the unrealized losses, it was determined that the declines in market value are other-than-temporary. Consequently, we recorded a charge to reduce our basis in the stocks to their market value at March 31, 2009; and

•	A $5.1 million charge for other-than-temporary impairment of bonds from three issuers held in deferred compensation accounts.

The $542,000 net realized investment loss in the first quarter of 2008 primarily consisted of:
•	A $175,000 charge for other-than-temporary impairment in 3 common stocks held in deferred compensation accounts, which reduced our basis in the stocks to their fair value at March 31, 2008; and
•	A $340,000 charge for other-than-temporary impairment of one bond held in deferred compensation accounts, which reduced the basis in the bond to fair value at March 31, 2008.

First quarter segment revenues decreased $5.4 million year over year, primarily due to the $4.9 million higher net realized investment loss incurred in 2009.

First quarter segment expenses increased $5.2 million year over year.  This was principally due to a $6.8 million unfavorable change in foreign exchange gain/expense year over year, which was partially offset by a $1.8 million decrease in deferred compensation expense year over year, due to the decrease in deferred compensation payable resulting from the decrease in the value of deferred compensation assets discussed above.

In the first quarter of 2009, segment expenses of $4.2 million:
•	included SAR expense of $997,000 (see “SAR Expense” below);
•	included Restricted Stock Unit (“RSU”) expense of $165,000 (see “RSU Expense” below);
•	included $3 million foreign exchange expense, consisting of two different foreign exchange effects (see “Foreign Exchange Expense/Gain” below); and
•	were reduced by a $3.2 million decrease in deferred compensation expense.

In the first quarter of 2008, there was a $953,000 net recovery of expenses in this segment.  Segment expenses:
•	included SAR expense of $997,000;
•	were reduced by a $3.8 million exchange rate benefit on an inter-company loan (see “Foreign Exchange Expense/Gain” below); and
•	were reduced by a $1.4 million decrease in deferred compensation expense.

Foreign Exchange Expense/Gain

Inter-Company Loan

PICO European Holdings, LLC (“PICO European”) holds a portfolio of interests in Swiss public companies.  PICO European is a wholly-owned subsidiary of Physicians Insurance Company of Ohio, and forms part of the Insurance Operations in “Run Off” segment.

Part of PICO European’s funding comes from a loan from PICO Holdings, Inc., which is denominated in Swiss Francs. Since the U.S. dollar is the functional currency for our financial reporting, under U.S. GAAP we are required to record a benefit or expense through the statement of operations to reflect fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar affecting the loan amount. We record an offsetting amount within Other Comprehensive Income and as a result there is no net impact on consolidated shareholders’ equity.

During accounting periods when the U.S. dollar appreciates relative to the Swiss Franc – such as the first quarter of 2009 – under U.S. GAAP we are required to record an expense through the statement of operations to reflect the fact that PICO European owes PICO Holdings fewer U.S. dollars.

Conversely, during accounting periods when the Swiss Franc appreciates relative to the U.S. dollar – such as the first quarter of 2008 – under U.S. GAAP we are required to record a benefit through the statement of operations to reflect the fact that PICO European owes PICO Holdings more U.S. dollars.

Consequently, in the first quarter of 2009, an exchange rate expense of $2 million increased segment expenses, compared to an exchange rate benefit of $3.8 million, which reduced segment expenses, in the first quarter of 2008.

Swiss Franc Tax Receivable

In the first quarter of 2009, there was a second foreign exchange effect due to the effect of fluctuation in the Swiss Franc-U.S. dollar exchange rate on a tax receivable, which was denominated in Swiss Francs.  We recorded a foreign exchange expense of $1 million in the first quarter of 2009, being the difference between the receivable translated into U.S. dollars at the exchange rate on December 31, 2008 and the exchange rate on March 31, 2009.  We collected the receivable on March 31, 2009, and converted the Swiss Francs received into U.S. dollars in April 2009.

Compensation Expense

Stock Appreciation Rights

On December 8, 2005, the Compensation Committee granted 2,185,965 stock-based SAR, under the PICO Holdings, Inc. Long Term-Incentive Plan (“LTIP”) with an exercise price of $33.76 which was the market price of a share of PICO Holdings on that day, to various officers, employees, and non-employee directors of the Company.

In 2006, PICO adopted SFAS No. 123(R), “Share-Based Payment”.  Under SFAS No. 123(R), where SAR vest over a period of time, compensation expense is recorded over the vesting period.  Since the 2005 grants were fully vested at January 1, 2006, no compensation expense was recorded for those SAR. During 2007, 486,470 stock-settled SAR were granted to four officers with an exercise price of $42.71, and 172,939 stock-settled SAR were granted to one officer with an exercise price of $44.69.  The SAR granted in 2007 vest over three years. There were no SAR grants in 2008 and in the first quarter of 2009.

The SAR expense for the 2007 grants was calculated based on the estimated fair value of the vested SAR as of the award date.  In the first quarter of both 2009 and 2008, SAR expense of $997,000 was recorded related to the 2007 SAR grant.  During 2009 and 2010, we expect to record the remainder of the $2.5 million in compensation expense related to the SAR granted in 2007, which are scheduled to fully vest during 2010.

At March 31, 2009, the exercise price of all granted SAR were higher than the closing PICO stock price ($30.07).

Restricted Stock Units

On March 3, 2009, the Company’s Compensation Committee granted 300,000 Restricted Stock Unit (RSU) to five of the Company’s officers under the LTIP. The RSU awards vest on March 3, 2012. If the officers are still employees of the Company on March 3, 2012, the officers will be issued new shares of PICO stock equal to the gross value of the RSU, less applicable withholding taxes (however, the holder of an RSU can elect to pay withholding taxes in cash).

Under SFAS No. 123(R), the compensation expense for the RSU grant will be recorded over the three year period until the RSU vest. The RSU expense is calculated based on the estimated fair value of the RSU as of the award date, being $5.9 million, based on the closing sale price of PICO common stock ($19.75) on the NASDAQ Global Market on March 3, 2009.

In the first quarter of 2009, RSU expense of $165,000 was recorded. We expect to record the remainder of the $5.8 million in compensation expense related to the RSU granted in 2009 over the period until the RSU vest in March 2012.

LIQUIDITY AND CAPITAL RESOURCES—THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Cash Flow

Our assets primarily consist of our operating subsidiaries, cash and cash equivalents, and holdings in publicly-traded securities in our insurance companies and deferred compensation investment portfolios. On a consolidated basis, the Company had $99.2 million in cash and equivalents at March 31, 2009, compared to $96.3 million at December 31, 2008.  In addition to cash and cash equivalents, at March 31, 2009 the consolidated group held fixed-income securities with a market value of $25.8 million, and equities with a market value of $102.8 million.

The cash and cash equivalents, fixed-income securities, and equities held in each segment are:

•	the Water Resource and Water Storage Operations segment contains cash of $10.6 million;
•	the Real Estate Operations segment holds cash of $23 million;

•	the Insurance in Run Off segment has cash of $3.7 million, fixed-income securities with a market value of $13.7 million, and equities with a market value of $95.9 million; and
•
the Corporate segment contains cash of $57.3 million and a fixed-income security with a market value of $1.9 million.  In addition, cash of $4.6 million, fixed-income securities with a market value of $10.2 million, and equity securities with a market value of $6.5 million are held in deferred compensation Rabbi Trusts within the Corporate segment, which will be used to pay the deferred compensation liabilities.

In addition, $1.8 million of miscellaneous securities are held in the Real Estate Operations and Corporate segments.

Our liquid funds are held in the Federated Government Obligations Money Market Fund (ticker: GOIXX).

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

•
Nevada Land is actively selling real estate which has reached its highest and best use. Nevada Land’s principal sources of cash flow are the proceeds of cash real estate sales and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land’s operating and development costs, so Nevada Land is generating positive cash flow.  We are redeploying part of the cash flow from Nevada Land to build the business of UCP, by acquiring finished and partially-developed residential lots in selected California markets; and

•
Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation. The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance companies.

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

Typically, our insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments. The fixed-income securities held by our insurance companies consist of bonds with 10 years or less to maturity:

ISSUER	FAIR VALUE MARCH 31, 2009	PERCENTAGE

Government-sponsored enterprises	$7,837,000	57%
Other investment grade corporate	2,122,000	15%
Non-investment grade corporate	398,000	3%
State of California general obligation municipal	2,125,000	16%
U.S. Treasury	1,210,000	9%
	$13,692,000	100%

We hold no preferred stock, no mortgage-related securities, no collateralized debt obligations, no commercial paper, and no auction-rate securities.

As shown in our condensed consolidated statements of cash flow, cash and cash equivalents increased by $2.9 million in the first quarter of 2009, compared to a $14.4 million net increase in the first quarter of 2008.

During the first quarter of 2009, operating activities provided $3.2 million in cash. The principal operating cash inflows were a $15.1 million refund from the Swiss tax authorities, cash land sales by Nevada Land and repayments on notes related to previous land sales, as well as investment income from the Insurance Operations in Run Off segment and from liquid funds held in the other segments. The principal operating cash outflows included $3 million to develop real estate and water assets for future development, overhead expenses, and taxes.  In addition, $2.1 million was paid to two officers who took distribution of deferred compensation assets.

During the first quarter of 2008, operating activities used $8 million in cash. The principal operating cash inflows were cash land sales and repayments on notes related to previous land sales by Nevada Land, as well as investment income from the Insurance Operations in Run Off segment and from liquid funds in the other segments. The principal operating cash outflows related to the acquisition of real estate and water assets for future development, and overhead expenses.

Investing activities provided $200,000 of cash in the first quarter of 2009.  This primarily resulted from the proceeds of the sale of stocks exceeding new purchases.

Investing activities provided $19.4 million of cash in the first quarter of 2008.  Proceeds from the maturity and call of bonds provided cash of $39.8 million.  The principal investing use of cash was $16.4 million for the purchase of property and equipment and costs capitalized to water infrastructure, which primarily related to the Fish Springs pipeline. In addition, new purchases of stocks exceeded sales by $2 million, and we purchased $2 million of fixed-income securities.

Financing activities used $2.1 million of cash in the first quarter of 2009. This primarily represented Vidler’s repayment of $2.6 million in notes on farm properties, which was partially offset by $488,000 of additional borrowings on our Swiss Franc current account facility from our bank in Switzerland, which allowed PICO European to acquire additional interests in Swiss public companies that were financed in the local currency.

Financing activities provided $6.7 million of cash in the first quarter of 2008. This primarily represented the proceeds of an additional fixed advance of CHF 4.5 million ($4.2 million) from our bank in Switzerland, at a 4.43% interest rate, which is due for repayment in 2011.

Share Repurchase Program

In October 2002, PICO’s Board of Directors authorized the repurchase of up to $10 million of PICO common stock. The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.

As of March 31, 2009, no stock had been repurchased under this authorization.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. We currently have interest rate risk as it relates to its fixed maturity securities, equity price risk as it relates to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, our borrowings are short to medium term in nature and therefore approximate fair value. At March 31, 2009, we had $25.8 million of fixed maturity securities, $102.8 million of marketable equity securities that were subject to market risk, of which $53.9 million were denominated in foreign currencies, primarily Swiss francs. Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For fixed maturity securities we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security. At March 31, 2009, the model calculated a loss in fair value of $770,000. For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities. For investments denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $20.8 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $6.4 million that would impact the foreign currency translation in shareholders’ equity.

Item 4:  Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1:  Legal Proceedings

The Company is subject to various litigation matters arising in the ordinary course of its business.  Members of PICO’s insurance group are frequently a party in claims proceedings and actions regarding insurance coverage, all of which PICO considers routine and incidental to its business. Based upon information presently available, management is of the opinion that such litigation will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

Exegy Litigation:

The lawsuit filed by Exegy against PICO and HyperFeed seeking monetary damages and declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 contribution agreement was valid and the lawsuit filed by PICO and HyperFeed against Exegy are still pending in the United States Bankruptcy Court, District of Delaware.  No material developments in these proceedings occurred during the first quarter of 2009.  For more information on these proceedings, see "Item 3. Legal Proceedings" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, which we anticipate will occur in 2009.  No material developments occurred relating to this dispute or the settlement agreement during the first quarter of 2009.  For more information on this dispute, see “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A:  Risk Factors

        None

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:  Defaults Upon Senior Securities

None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

None.

Item 6.  Exhibits
Exhibit Number		Description
3	(i)	Amended and Restated Articles of Incorporation of PICO. (1)
3	(ii)	Amended and Restated By-laws of PICO. (2)
10.1	†	Trust for PICO Holdings, Inc. Executive Deferred Compensation, dated December 31, 2007, between PICO Holdings, Inc. and Huntington National Bank, N.A., as trustee.(3)
10.2	†	Trust for PICO Holdings, Inc. Non-Employee Director Deferred Compensation, dated September 25, 2001, between PICO Holdings, Inc. and Huntington National Bank, N.A., as trustee.(3)
10.3	†	Employment Agreement, dated March 3, 2009, by and between the Company and Richard H. Sharpe. (4)
10.4	†	Employment Agreement, dated as of March 3, 2009, by and between the Company and Maxim C.W. Webb.(4)

10.5	†	Employment Agreement, dated as of March 3, 2009, by and between the Company and Damian C. Georgino.(4)
10.6	†	Form of Restricted Stock Units Agreement.(4)
10.7	†	Form of Notice of Grant of Restricted Stock Units. (4)
10.8	†	Amendment to PICO Holdings, Inc. 2005 Long-Term Incentive Plan 2009 Restricted Stock Unit Award Agreement, dated as of April 2, 2009, by and between the Company and W. Raymond Webb.(5)
23.1		Consent of Daniel B. Stephens and Associates, Inc
23.2		Consent of Peter A. Mock, Ph. D., R. G., P. H.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 29, 2008.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008.
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.
(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009.
†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 7, 2009

PICO HOLDINGS, INC.

By:   /s/ Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Authorized Signatory)