Form 10-K/A
period 2008-12-31
PICO HOLDINGS INC /NEW
filed 2009-05-13
CIK 830122

UNITED STATES
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

Large accelerated filer Yes ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
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

On May 7, 2009, the registrant had 18,840,392 shares of common stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 25, 2009 pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMENDMENT NO. 1 ON FORM 10-K/A
TABLE OF CONTENTS

PART IV
Item 15.                     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

EXHIBIT INDEX
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends PICO Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009 (the “Original Filing”).  This Amendment No. 1 is being filed to include the Consent of Independent Registered Public Accounting Firm that was listed as an exhibit to, but was inadvertently omitted from, the Original Filing.  The Consent of Independent Registered Public Accounting Firm is filed herewith as Exhibit 23.1.  We are not amending any other part of the Original Filing.  This Amendment No. 1 continues to speak as of the date of the Original Filing, and it does not amend or update any other information set forth in the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as Exhibits 31.1 and 31.2.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

            (a)           FINANCIAL SCHEDULES AND EXHIBITS.

            1.       Financial Statement Schedules.

None.

            2.       Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO.(1)
3(ii)	Amended and Restated By-laws of PICO. (2)
4.1	Form of Securities Purchase Agreement between PICO Holdings, Inc. and the Purchasers. (3)
4.3	Form of Indenture relating to Debt Securities. (4)
10.1	PICO Holdings, Inc. Long-Term Incentive Plan. (5) (11)
10.4	Bonus Plan of Dorothy A. Timian-Palmer. (6) (11)
10.5	Bonus Plan of Stephen D. Hartman. (6) (11)
10.7	Employment Agreement of Ronald Langley. (7) (11)
10.15	Employment Agreement of John R. Hart. (8) (11)
10.17	Pyramid Lake Paiute Tribe Settlement Agreement with Fish Springs Ranch, LLC. (9)
10.18	Infrastructure Dedication Agreement between Fish Springs Ranch, LLC. and Washoe County, Nevada. (10)
10.19	Amendment to Employment Agreement of John R. Hart. (11) (12)
10.20	Trust for PICO Holdings, Inc. Executive Deferred Compensation, dated December 31, 2007, between PICO Holdings, Inc. and Huntington National Bank, N.A., as trustee. (11) (13)
10.21	Trust for PICO Holdings, Inc. Non-Employee Director Deferred Compensation, dated September 25, 2001, between PICO Holdings, Inc. and Huntington National Bank, N.A., as trustee. (11) (13)
10.22	Employment Agreement, dated as of March 3, 2009, by and between the Company and Richard H. Sharpe. (11) (14)
10.23	Employment Agreement, dated as of March 3, 2009, by and between the Company and Maxim C.W. Webb. (11) (14)
10.24	Employment Agreement, dated as of March 3, 2009, by and between the Company and Damian C. Georgino. (11) (14)
10.25	Form of Restricted Stock Units Agreement. (11) (14)
10.26	Form of Notice of Grant of Restricted Stock Units. (11) (14)
10.27	Amendment to PICO Holdings, Inc. 2005 Long-Term Incentive Plan 2009 Restricted Stock Unit Award Agreement, dated as of April 2, 2009, by and between the Company and W. Raymond Webb. (11) (15)
21.1	Subsidiaries of PICO. (12)
*23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (12)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (12)

*	Filed herewith.
(1)	Incorporated by reference to exhibit of same number filed with Form 10-Q dated November 7, 2007.
(2)	Incorporated by reference to Form 8-K filed with the SEC on November 5, 2007.
(3)	Incorporated by reference to Form 8-K filed with the SEC on March 2, 2007.
(4)	Incorporated by reference to Form S-3 filed with SEC on November 20, 2007.
(5)	Incorporated by reference to Proxy Statement for Special Meeting of Shareholders on December 8, 2005, dated November 8, 2005 and filed with the SEC on November 8, 2005.
(6)	Incorporated by reference to Form 8-K filed with the SEC on February 25, 2005.
(7)	Incorporated by reference to exhibit of same number filed with Form 10-Q for the quarterly period ended September 30, 2005.
(8)	Incorporated by reference to Form 8-K filed with the SEC on May 9, 2007.
(9)	Incorporated by reference to Form 8-K filed with the SEC on June 5, 2007.
(10)	Incorporated by reference to exhibit of same number filed with Form 10-Q for the quarterly period ended September 30, 2007.
(11)	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
(12)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009.
(13)	Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008.
(14)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.
(15)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    PICO HOLDINGS, INC.

                                    By:  /s/ James F. Mosier
                                     James F. Mosier
                                     General Counsel and Secretary

                                                                             Date:  May 13, 2009