Form 10-Q
period 2009-06-30
PICO HOLDINGS INC /NEW
filed 2009-08-10
CIK 830122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

On August 7, 2009, the registrant had 22,594,592 shares of common stock, $0.001 par value outstanding.

PICO HOLDINGS, INC.

FORM 10-Q
For the Three Months Ended June 30, 2009

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Investments	$146,189,224	$149,417,023
Cash and cash equivalents	197,624,548	96,316,018
Notes and other receivables, net	18,146,630	24,352,367
Reinsurance receivables	15,524,905	16,373,132
Real estate and water assets, net	265,953,754	271,714,300
Property and equipment, net	1,464,883	1,512,370
Deferred income taxes	27,493,706	25,274,232
Federal, foreign and state income taxes		4,519,920
Other assets	3,548,329	3,154,434
Total assets	$675,945,979	$592,633,796

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$26,710,363	$27,773,320
Deferred compensation	27,977,619	27,744,528
Bank and other borrowings	37,307,482	42,381,718
Federal, foreign and state income taxes	5,490,230
Other liabilities	17,144,607	16,988,040
Total liabilities	114,630,301	114,887,606

Commitments and Contingencies (Note 8)

Common stock, $.001 par value; authorized 100,000,000 shares, 27,019,387 issued and 22,594,592 outstanding at June 30, 2009 and 23,265,187 issued and 18,840,392 outstanding at December 31, 2008	27,019	23,265
Additional paid-in capital	537,789,238	439,381,715
Retained earnings	97,172,776	118,036,716
Accumulated other comprehensive income	6,492,198	(1,423,863)
Treasury stock, at cost (common shares: 4,424,795 in 2009 and 2008)	(78,271,643)	(78,271,643)
Total PICO Holdings, Inc. shareholders’ equity	563,209,588	477,746,190
Noncontrolling interest in subsidiaries	(1,893,910)
Total shareholders' equity	561,315,678	477,746,190
Total liabilities and shareholders' equity	$675,945,979	$592,633,796

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Revenues:
Net investment income	$2,080,938	$3,082,923	$3,007,510	$6,110,549
Net realized gain (loss) on sale and impairment of investments	1,020,794	49,600,581	(11,080,627)	50,072,435
Sale of real estate and water assets	4,957,616	811,363	5,268,030	1,305,771
Rents, royalties and lease income	287,914	162,375	544,291	321,931
Other	652,576	266,253	935,382	589,874
Total revenues (charges)	8,999,838	53,923,495	(1,325,414)	58,400,560
Costs and Expenses:
Operating and other costs	12,764,184	7,172,817	20,100,392	9,189,081
Impairment loss			12,378,000
Interest expense	458,875		949,279
Cost of real estate and water assets sold	1,419,772	172,053	1,500,305	321,898
Depreciation and amortization	337,748	308,255	672,315	604,668
Total costs and expenses	14,980,579	7,653,125	35,600,291	10,115,647
Income (loss) before income taxes	(5,980,741)	46,270,370	(36,925,705)	48,284,913
Provision (benefit) for income taxes	(2,783,126)	18,328,066	(13,917,855)	22,295,061
Net income (loss)	(3,197,615)	27,942,304	(23,007,850)	25,989,852
Net loss attributable to the noncontrolling interests	839,317	300,353	2,143,910	606,130
Net Income (loss) attributable to PICO Holdings, Inc.	$(2,358,298)	$28,242,657	$(20,863,940)	$26,595,982

Net income (loss) per common share – basic:	$(0.12)	$1.50	$(1.08)	$1.41
Weighted average shares outstanding	19,637,945	18,836,607	19,239,169	18,835,172

Net income (loss) per common share – diluted:	$(0.12)	$1.49	$(1.08)	$1.41
Weighted average shares outstanding	19,637,945	18,946,837	19,239,169	18,872,797

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$4,542,290	$(28,375,943)

INVESTING ACTIVITIES:
Purchases of investments	(4,214,079)	(20,208,159)
Proceeds from sale of investments	8,198,832	90,383,043
Proceeds from maturity of investments	1,510,000	61,192,968
Real estate and water asset capital expenditure	(301,257)	(10,972,382)
Net cash provided by investing activities	5,193,496	120,395,470

FINANCING ACTIVITIES:
Proceeds from common stock offering, net	95,743,489
Sale of treasury stock for deferred compensation plans		28,374
Excess tax benefits from stock based payment arrangements		479,114
Repayments of borrowings	(7,739,244)
Proceeds from borrowings	3,111,627	6,928,629
Net cash provided by financing activities	91,115,872	7,436,117

Effect of exchange rate changes on cash	456,872	(4,315,817)

INCREASE IN CASH AND CASH EQUIVALENTS	101,308,530	95,139,827

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	96,316,018	70,791,025

CASH AND CASH EQUIVALENTS, END OF PERIOD	$197,624,548	$165,930,852

SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (refunded) for Federal, foreign and state income taxes	$(20,864,667)	$638,106
Cash paid for interest (net of amounts capitalized)	$767,003
Non-cash investing and financing activities:
Construction in progress incurred but not paid	$11,198	$4,872,491

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other-than-temporary impairments and the application of the equity method of accounting, unpaid losses and loss adjustment expenses, reinsurance receivables, notes and other receivables, real estate and water assets, deferred income taxes, stock-based compensation and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 2009 and December 31, 2008, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation:

At June 30, 2009 the Company had one stock-based payment arrangement outstanding:

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

Restricted Stock Unit Awards (RSU):

On March 3, 2009, the Company issued 300,000 RSU to certain officers of the Company.   These awards entitle the recipient, who must be continuously employed by the Company until the vesting date, which is March 3, 2012, the right to receive one share of PICO common stock with no monetary payment required.  RSU do not vote and are not entitled to receive dividends.  The total fair value of the awards was $5.9 million based on the Company’s closing stock price on the date of grant.  The compensation cost will be recognized ratably over the next three years.    The Company recorded $493,000 and $658,000, of compensation expense for these awards during the three and six months ended June 30, 2009, respectively.  No compensation expense for RSU was recorded during the three or six months ended June 30, 2008.

Restricted Stock Awards (RSA):

During the three months ended June 30, 2009, and as part of a duly adopted revised director annual compensation program established in 2008, the Company issued 4,200 RSA to the non-employee directors of the Company.  Each director received 700 shares that vest in approximately one year.  Until vested, the shares are held in escrow, however, the shares can be voted and the holder is entitled to any dividends.  The total fair value of the awards was $121,000 based on the Company’s closing stock price on the date of grant that will be recognized over the vesting period of the award beginning in the second quarter of 2009.

A summary of RSA and RSU awards under the Plan is as follows:

Outstanding at January 1, 2009 (all RSA)	4,200
Granted (RSU – expected to vest on March 3, 2012)	300,000
Granted (RSA – expected to vest on May10, 2012)	4,200
Total RSA and RSU Outstanding at June 30, 2009	308,400

Stock – Settled SAR

There were no SAR granted or exercised during the three or six months ended June 30, 2009 or 2008.  At June 30, 2009 none of the outstanding SAR were in-the-money.

During 2007, the Company granted 659,409 SAR in five separate grants to various members of management. Compensation expense recognized for these grants was $997,000 and $2 million for the three and six months ended June 30, 2009 and 2008, respectively.

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

Expected volatility	29% — 31%
Expected term	7 years
Risk-free rate	4.3% — 4.7%
Expected dividend yield	0%
Expected forfeiture rate	0%

  A summary of SAR activity under the Plan is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at January 1, 2009	1,995,018	$36.89	7 years
Granted	-
Exercised	-
Outstanding at June 30, 2009	1,995,018	$36.89
Exercisable at June 30, 2009	1,719,190	$35.83	7 years

A summary of the status of the Company’s unvested SAR as of June 30, 2009 and changes during the period is as follows:

	SAR	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	275,828	$18.31
Granted	-
Vested	-
Unvested at June 30, 2009 (expected to vest over the next 15 months)	275,828	$18.31

At June 30, 2009 there was $1.5 million of unrecognized compensation cost related to unvested SAR granted under the Plan.  That cost is expected to be recognized over the next 15 months.

Deferred Compensation:

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

At June 30, 2009 and December 31, 2008, the Company had $28 million and $27.7 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee directors of the Company. The assets of the plan are held in Rabbi Trust accounts. Such trusts hold various investments that are consistent with the Company’s investment policy. The investments are held in separate accounts, accounted for as available for sale securities, and are reported in the accompanying condensed consolidated balance sheets within the line item “Investments.” Assets of the trust will be distributed according to predetermined payout elections established by each employee.

The deferred compensation liability increased during the six months ended June 30, 2009 primarily due to increases in the fair value of the assets in the deferred compensation accounts offset by distributions of $2.1 million to various participants.  Included in operating and other costs in the accompanying condensed consolidated statement s of operations for the three and six months ended June 30, 2009, the Company reported deferred compensation expense of $5.5 million and $2.3 million, respectively.  For the three and six months ended June 30, 2008 the Company reported an expense of $537,000 and a recovery of $839,000, respectively.

Notes and Other Receivables:

Notes and other receivables include installment notes from the sale of real estate and water assets. These notes generally have terms ranging from three to ten years, with interest rates from 8% to 10%. The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends. The note terms are typically non-recourse which allows the Company to recover the underlying property if and when a buyer defaults. No significant provision for bad debts was required on any installment notes from the sale of real estate and water assets during the three or six months ended June 30, 2009 and 2008. At June 30, 2009 and December 31, 2008, notes and other receivables also include $4.4 million and $10.2 million respectively, of receivable from a third party for potential tax liabilities.

Operating and Other Costs:

For the three and six months ended June 30, 2009, the Company reported a foreign currency gain of $1.3 million and a loss of $1.7 million, respectively.  For the three and six months ended June 30, 2008, the Company reported a foreign currency loss of $647,000 and a gain of $3.1 million, respectively.  In each period, the net foreign currency gain or loss results from a Swiss Franc denominated loan from PICO Holdings to one of its subsidiaries.  Included in the six months ended June 30, 2009 only, the Company also reported a $1.1 million foreign currency loss on certain third party foreign receivables.  This receivable was collected on March 31, 2009.

Accounting for Income Taxes:

The Company’s provision for income tax expense includes U.S. federal, state, local and foreign income taxes currently payable and those deferred because of temporary differences between the income tax and financial reporting bases of the assets and liabilities. The liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.  The provision for income taxes is based on the actual effective rate for each reporting period as the Company is currently unable to reasonably estimate the annual effective tax rate considering the transactional nature of the results of operations.

In assessing the realization of deferred income taxes, management considers whether it is more likely than not that any deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible. If it is more likely than not that some or all of the deferred income tax assets will not be realized , a valuation allowance is recorded.

The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense. For the six months ended June 30, 2009, the Company recorded approximately $91,000 in interest and reduced accrued interest and penalties by $2.4 million related to uncertain tax positions.  For the six months ended June 30, 2008, the Company recorded approximately $1.7 million in interest and penalties related to uncertain tax positions.   The tax years 2003-2008 remain open to examination by the taxing jurisdictions to which the Company’s significant operations are subject.  As of June 30, 2009, the Company believes that it is reasonably possible that the tax liability for a subsidiary in receivership may be decreased within the next twelve months as a result of a statute closing.  The range of results is from zero to $4.4 million.  The Company has accrued a receivable from a third party, which would offset any potential tax liabilities.

The effective income tax rate for the three and six months ended June 30, 2009 is 47% and 38%, respectively and 40% and 46% for the three and six months ended June 30, 2008, respectively.  The effective rate differs from the statutory rate primarily due to the recognition or reversal of interest expense and penalties on uncertain tax positions, operating losses without any associated tax benefit from subsidiaries that are excluded from the consolidated federal income tax return, certain non-deductible compensation expense, and state income tax charges.

Recently Issued Accounting Pronouncements

SFAS 168 - In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on the Company’s consolidated financial statements.

SFAS 166 - In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.” SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of SFAS 166 is not expected to have a material impact on the Company’s consolidated financial statements.

SFAS 167 - In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS 167 amends FASB Interpretation Number (“FIN”) 46(R) as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity, b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, d) to amend certain guidance for determining whether an entity is a variable interest entity, e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. The adoption of SFAS 167 is not expected to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

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

 SFAS 160 - In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.”  SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. The Company adopted SFAS 160 on January 1, 2009.  There were no noncontrolling interests in the Company’s consolidated balance sheet at December 31, 2008 to be reclassified to the shareholders’ equity section as of January 1, 2009.  However, for the three and six months ended June 30, 2009, the Company recorded the noncontrolling interest in losses of its less than wholly owned subsidiaries of $839,000 and $2.1 million, respectively.  These noncontrolling interests were previously reduced to zero and consequently under ARB No.51 such additional losses were not recorded.  The Company adjusted the noncontrolling interest of $300,000 and $606,000 for the three and six months ended June 30, 2008, respectively for the retrospective adoption of SFAS 160.

SFAS 161 - In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No 133.” SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The adoption of SFAS 161 did not have a material effect on the Company’s consolidated financial statements.

SFAS 165 - In May 2009, the FASB issued SFAS No. 165 ("SFAS 165"), “Subsequent Events.” SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements.  The Company has evaluated subsequent events through August 7, 2009, the date of issuance of the consolidated financial position and results of operations.

FASB Staff Position (“FSP”) EITF 03-6-1 - In June 2008, relative to Emerging Issues Task Force Issue No. (“EITF”) 03-6-1, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 concluded that unvested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method prescribed under SFAS No. 128, “Earnings per Share”. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early adoption prohibited. The adoption of FSP EITF 03-6-1 did not have a material effect on the Company’s consolidated financial statements.

FSP FAS 157-4 - In April 2009, the FASB issued FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157 “Fair Value Measurements”.  This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP 157-4 did not have a material effect on the Company’s consolidated financial statements.

FSP FAS 115-2 and 124-2 - In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP FAS 115-2 and 124-2 did not have a material effect on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1 - In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 resulted in additional disclosures included in this quarterly report on Form 10-Q.

2.   Net Loss Per Share

Basic earnings or loss per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings or loss per share is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s free-standing SAR and RSU are considered common stock equivalents for this purpose.  The number of additional shares related to these common stock equivalents is calculated using the treasury stock method.

For the three and six months ended June 30, 2009 the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on the loss per share was anti-dilutive.  For the three and six months ended June 30, 2008 the Company’s stock-settled SAR were included in the diluted per share calculation using the treasury stock method.

3.   Comprehensive Loss

Comprehensive income or loss, net of income tax is comprised of the following:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net income (loss)	$(3,197,615)	$27,942,304	$(23,007,850)	$25,989,852
Other comprehensive income (loss), net of tax:
Net change in unrealized appreciation (depreciation) on available for sale securities	9,928,070	(34,675,913)	6,523,083	(37,308,019)
Net change in foreign currency translation	925,282	(1,440,394)	1,392,978	771,199
Total other comprehensive income (loss), net of tax	10,853,352	(36,116,307)	7,916,061	(36,536,820)
Comprehensive income (loss)	7,655,737	(8,174,003)	(15,091,789)	(10,546,968)
Comprehensive loss attributable to the noncontrolling interest	839,317	300,353	2,143,910	606,130
Comprehensive income (loss) attributable to PICO Holdings, Inc.	$8,495,054	$(7,873,650)	$(12,947,879)	$(9,940,838)

Total comprehensive income for the three months ended and loss for the six months ended June 30, 2009 is net of a deferred income tax charge of $7.6 million and a benefit of $2.2 million, respectively.  Total comprehensive loss for the three and six months ended June 30, 2008 is net of deferred income tax benefit of $17.9 million and $23.7 million, respectively.

The components of accumulated other comprehensive income (loss) are as follows:

	June 30, 2009	December 31, 2008

Net unrealized appreciation on available for sale investments	$18,090,059	$11,566,976
Foreign currency translation	(11,597,861)	(12,990,839)
Accumulated other comprehensive income (loss)	$6,492,198	$(1,423,863)

The accumulated balance is net of deferred income tax liabilities of $4.1 million at June 30, 2009 and a deferred income tax asset of $1.7 million at December 31, 2008.

The following table reports the cost and carrying value of investments at June 30, 2009 and December 31, 2008:

		Gross	Gross
		Unrealized	Unrealized	Carrying
June 30, 2009:	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasury securities	$1,108,132	$83,353		$1,191,485
Municipal bonds	3,188,301		$(77,921)	3,110,380
Corporate bonds	19,047,295	1,776,059	(3,232,687)	17,590,667
Government sponsored enterprises	6,415,765	369,433		6,785,198
	29,759,493	2,228,845	(3,310,608)	28,677,730
Marketable equity securities	93,319,539	29,429,404	(5,237,449)	117,511,494
Total	$123,079,032	$31,658,249	$(8,548,057)	$146,189,224

		Gross	Gross
		Unrealized	Unrealized	Carrying
December 31, 2008:	Cost	Gains	Losses	Value
Fixed maturities:
U.S. Treasury securities	$1,110,327	$ 111,407		$ 1,221,734
Municipal Bonds	2,137,003		$(8,523)	2,128,480
Corporate bonds	25,627,851	34,460	(7,822,451)	17,839,860
Government sponsored enterprises	7,442,611	425,877		7,868,488
	36,317,792	571,744	(7,830,974)	29,058,562
Marketable equity securities	102,322,281	27,348,470	(9,312,290)	120,358,461
Total	$138,640,073	$27,920,214	$(17,143,264)	$ 149,417,023

The following table summarizes the market value of those investments in an unrealized loss position for periods less than or greater than 12 months:

	2009		2008
		Gross		Gross
		Unrealized		Unrealized
Less than 12 months	Fair Value	Loss	Fair Value	Loss
Fixed maturities:
Municipal bonds	$2,067,000	$59,231	$2,128,480	$8,523
Corporate bonds			5,290,363	1,586,298
	2,067,000	59,231	7,418,843	1,594,821
Marketable equity securities	26,739,269	4,146,887	40,880,566	9,290,041
Total	$28,806,269	$4,206,118	$48,299,409	$10,884,862

	2009		2008
		Gross		Gross
		Unrealized		Unrealized
Greater than 12 months	Fair Value	Loss	Fair Value	Loss
Fixed maturities:
Municipal bonds	$1,043,380	$18,690
Corporate bonds	10,771,266	3,232,687	$10,044,022	$6,236,152
	11,814,646	3,251,377	10,044,022	6,236,152
Marketable equity securities	7,593,197	1,090,562	160,430	22,250
Total	$19,407,843	$4,341,939	$10,204,452	$6,258,402

Marketable equity securities: The Company’s investments in marketable equity securities totaled $117.5 million at June 30, 2009, and principally consist of common stock of publicly traded small-capitalization companies in the U.S. and selected foreign markets. Equities are researched, and selected for purchase, on a case by case basis depending on the fundamental characteristics of the individual security.  The gross unrealized gains and losses on equity securities, after recognition of other-than-temporary impairment losses, were $29.4 million and $5.2 million respectively, at June 30, 2009 and $27.3 million and $9.3 million respectively, at December 31, 2008.  The Company reviewed its equity securities in an unrealized loss position, and concluded that these investments were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information did not indicate impairment.  The primary cause of the losses is due to the recent overall market decline.  During the three and six months ended June 30, 2009, the Company recorded $1.1 million and $7.9 million respectively, of other-than-temporary impairment charges on marketable equity securities.  During the three and six months ended June 30, 2008, the Company recorded $754,000 and $1.9 million respectively, of other-than-temporary impairment charges on marketable equity securities.

Corporate Bonds and US Treasury Obligations: At June 30, 2009, the Company’s bond portfolio consisted of $17.6 million of publicly traded corporate bonds, $1.2 million U.S. Treasury obligations, $3.1 million of State of California general obligation municipal bonds and $6.8 million of government sponsored enterprise bonds. The U.S. Treasury, municipal and government sponsored enterprise bonds are typically held to meet state regulatory capital and deposit requirements. The remainder of the bond portfolio consists of corporate bonds, which are researched, and selected for purchase, on a case by case basis depending on the maturity and yield-to-maturity of the bond available for purchase, and an analysis of the fundamental characteristics of the issuer.  The total bond portfolio had gross unrealized gains and losses of $2.2 million and $3.3 million, respectively at June 30, 2009 and gross unrealized gains and losses of $572,000 and $7.8 million respectively, at December 31, 2008.  The Company does not consider the unrealized losses on the bond portfolio to be other-than-temporarily impaired because the Company intends to hold, and will not be required to sell, these particular securities, and the Company expects to recover the entire amortized cost basis The Company believes that the unrealized losses are primarily attributable to the reduced availability of credit throughout the economy which is affecting the market prices of all bonds other than those issued by the U.S. Treasury as well as deterioration of the underlying issuer with certain of our bonds.  During the three and six months ended June 30, 2009, the Company recorded impairment charges of zero and $5.1 million, respectively on corporate bonds due to deterioration of the underlying issuer's financial condition.  During the three and six months ended June 30, 2008, the Company recorded impairment charges of $60,000 and $400,000, respectively on corporate bonds due to deterioration of the underlying issuer's financial condition.

Approximately $1.4 million of the Company's investment portfolio does not have a readily available market value.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009
Available for sale securities (A)	$141,709,331		$3,117,565	$144,826,896
Liabilities
Deferred compensation (B)	$27,977,619			$27,977,619

(A) Where there are quoted market prices that are readily available in an active market, securities are classified as Level 1 of the valuation hierarchy.  Level 1 marketable equity securities are valued using quoted market prices multiplied by the number of shares owned and debt securities are valued using a market quote in an active market.  Level 2 available for sale securities include securities where the markets are not active, that is where there are few transactions, or the prices are not current or the prices vary considerably over time. Level 3 available for sale securities include securities where valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

         The following table is a reconciliation of the beginning and ending balance of Level 3 assets held by the Company at June 30, 2009.  During the six months ended June 30, 2009, one bond was transferred from level 1 to level 3 as the deterioration of the underlying issuer caused the Company to value the securities based on unobservable inputs.

Asset Description	Fair Value at Beginning of Period	Unrealized Gains Included in Income	Accumulated Other Comprehensive Income	Purchases, Sales, and Issuances	Transfers In	Fair Value at End of Period
Available for sale securities	$2,998,055				$119,510	$3,117,565

The following table sets forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis at June 30, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset:

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Intangible asset (applications for water rights)		$3,953,033		$12,378,000

       In accordance with the provisions of SFAS 142, as of March 31, 2009, the Company had a non-recurring fair value measurement for an intangible asset with a carrying amount of $16.4 million that was written down to its implied fair value of $4 million, resulting in an impairment charge of $12.4 million, which was included in earnings for the six months ended June 30, 2009.  The implied fair value is estimated as the revenues the Company will receive on the sale of the intangible asset.

4.   Disclosures About Fair Value of Financial Instruments:

The Company adopted FSP FAS 107-1 and APB Opinion 28-1 on April 1, 2009. The guidance requires disclosures about fair value of financial instruments in interim as well as annual financial statements.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that fair value:

-	Cash and Cash Equivalents: Carrying amounts for these items approximate fair value because of the short maturity of these instruments.

-
Investments in fixed maturities and equity securities: Fair values are estimated based on quoted market prices, or dealer quotes for the actual or comparable securities. Fair value for equity securities that do not have a readily determinable fair value is estimated based on the value of the underlying common stock. The Company regularly evaluates the carrying value of securities to determine whether there has been any diminution in value that is other-than-temporary.

-
Borrowings: Carrying amounts for these items approximates fair value because current interest rates and, therefore, discounted future cash flows for the terms and amounts of loans are not significantly different from the original terms.

The table below presents the carrying values and estimated fair values for certain of the Company’s financial instruments at June 30, 2009.

	June 30, 2009
	Carrying	Estimated
	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$197,624,548	$197,624,548
Fixed maturities	$28,677,730	$28,677,730
Equity securities	$117,511,494	$117,511,494
Notes receivable	$11,161,207	$11,161,207
Financial liabilities:
Borrowings	$37,307,482	$37,307,482

5. Segment Reporting

PICO is a diversified holding company engaged in four operating and reportable segments: Water Resource and Water Storage Operations, Real Estate Operations, Insurance Operations in Run Off and Corporate.

        The accounting policies of the reportable segments are the same as those described in the Company’s 2008 Annual Report on Form 10-K filed with the SEC. Management analyzes segments using the following information:

        Segment assets:

	June 30, 2009	December 31, 2008
Total Assets:
Water Resource and Water Storage Operations	$212,340,451	$225,870,410
Real Estate Operations	98,642,361	97,592,062
Corporate	211,140,892	111,984,967
Insurance Operations in Run Off	153,822,275	157,186,357
	$675,945,979	$592,633,796

  Segment revenues and expenses:
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues (Charges):
Water Resource and Water Storage Operations	$3,377,269	$377,896	$3,584,937	$1,197,181
Real Estate Operations	2,315,259	1,571,758	2,976,921	3,166,178
Corporate	1,665,860	47,139,402	(3,296,099)	47,529,630
Insurance Operations in Run Off	1,641,450	4,834,439	(4,591,173)	6,507,571
Total revenues (charges)	$8,999,838	$53,923,495	$(1,325,414)	$58,400,560

Income (Loss) Before Taxes and Noncontrolling Interests:
Water Resource and Water Storage Operations	$1,121,244	$(1,227,923)	$(12,796,041)	$(2,187,961)
Real Estate Operations	(1,141,764)	440,656	(2,070,956)	862,780
Corporate	(7,024,366)	42,559,084	(16,230,175)	43,902,284
Insurance Operations in Run Off	1,064,145	4,498,553	(5,828,533)	5,707,810
Income (loss) before income taxes and noncontrolling interest	$(5,980,741)	$46,270,370	$(36,925,705)	$48,284,913

6.   Impairment of Real Estate and Water Assets

In 1998, Lincoln County, Nevada and Vidler (“Lincoln/Vidler”) jointly filed for 14,000 acre-feet of water rights for industrial use from the Tule Desert Groundwater Basin in Lincoln County, Nevada. In November 2002, the Nevada State Engineer granted and permitted an application for 2,100 acre-feet of water rights – which Lincoln/Vidler subsequently sold in 2005 - and ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler.

From 2005 through 2008, Vidler conducted the additional studies and incurred and capitalized approximately $16.4 million to date, collecting data and drilling a series of production and monitoring wells to obtain the requisite evidence to support the applications.  Once completed, Vidler submitted the data to the State Engineer for final ruling.

On April 29, 2009, the Nevada State Engineer issued its ruling and granted Vidler only 400 acre feet of additional water rights.  While the Company has appealed the decision, given the current market value of these water rights, the Company determined it would recover approximately $4 million of the total capitalized cost incurred to date.  Consequently, an impairment loss of approximately $12.4 million was recorded during the six months ended June 30, 2009.

7. Stock Offering

The Company completed public offerings of its common stock of 3,055,556 shares on June 10, 2009, and 694,444 shares on June 15, 2009, at a price of $27 per share. The aggregate net proceeds from the offerings were approximately $95.7 million, after deducting $5.5 million in underwriting commission and offering expenses.  The offerings were made pursuant to the Company’s shelf registration on Form S-3 that was declared effective on December 3, 2007.

8.   Commitments and Contingencies

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

The lawsuit filed by Exegy against PICO and HyperFeed seeking monetary damages and declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 contribution agreement was valid and the lawsuit filed by PICO and HyperFeed against Exegy are still pending in the United States Bankruptcy Court, District of Delaware.  On February 22, 2008 PICO and HyperFeed filed amended counterclaims against Exegy in connection with the failed merger, alleging that Exegy’s termination of the contribution agreement was wrongful and in bad faith.  The Company does not expect the settlement to have a material impact on the condensed consolidated financial statements.

During the second quarter of 2009, the parties reached an agreement that would resolve both lawsuits.  The agreement is part of a global resolution of the HyperFeed bankruptcy estate, and is subject to approval by the Bankruptcy Court before it becomes effective.  The parties have filed the necessary motions, and are awaiting a determination from the Bankruptcy Court.

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

Tule Desert Action to Reverse Ruling:

On May 27, 2009, Lincoln County, Nevada and Vidler Water Company, Inc. (“Lincoln/Vidler”) filed a joint complaint against the Nevada State Engineer in the Seventh Judicial District Court of the State of Nevada.  On July 21, 2009, Lincoln/Vidler filed an additional U.S. federal complaint against both the Nevada State Engineer and the Acting Nevada State Engineer in the United States District Court for the District of Nevada.  As previously disclosed, in November 2002, the Nevada State Engineer awarded Lincoln/Vidler a joint permit for 2,100 acre-feet of municipal and industrial use water rights from the Tule Desert Groundwater Basin in Lincoln County, Nevada and ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler.  Lincoln/Vidler conducted those additional engineering and scientific studies.  The results of those studies supported the 2002 ruling and were consistent with the potential drawdown of 7,240 acre-feet of water and prospective injunction and declaratory relief against the Nevada State Engineer on the basis of the Nevada State Engineers failure to provide Lincoln/Vidler with substantive and procedural due process of law.

As required by the 2002 ruling, in 2008, Lincoln/Vidler submitted these studies to the Nevada State Engineer.  In April 2009, the Nevada State Engineer ruled that it would permit the appropriation of a total of 2,500 acre-feet, including the 2,100 acre-feet previously awarded in November 2002.  Accordingly, the 2009 ruling granted Lincoln/Vidler approximately 400 acre-feet of additional permitted water rights instead of the 7,240 acre-feet of water rights that could have been granted pursuant to the 2002 ruling.  Lincoln/Vidler is seeking the reversal of the Nevada State Engineer’s 2009 ruling and the grant of a permit for an additional 7,240 acre-feet of water rights.

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

9.   Subsequent Event

On August 7, 2009, Union Community Partners (“UCP”), a wholly-owned subsidiary of the Company, closed on a Loan Purchase and Sale Agreement dated July 1, 2009.  The note acquired by UCP under this Loan Purchase and Sale Agreement is secured by, among other things, a deed of trust and security agreement over a 244 acre property with 1,400 entitled residential lots in Monterey County, California. The borrower under the note is currently in default and it is the Company’s intention to foreclose on this property under the rights acquired on the purchase of the note and, as a result, to take fee ownership of the land and entitled residential lots. Upon obtaining fee ownership of the property, the Company intends to complete the land development of certain partially finished lots into 441 finished lots. The Company estimates that the total cost of the acquisition of the note and these future development costs will be approximately $40 million which is expected to be incurred over the next 12 to 24 months.

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

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements”, as defined in Section 21E of the United States Securities Exchange Act of 1934, as amended, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may”, “will”, “could”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “should”, “target”, “projects”, “contemplates”, “predicts”, “potential”, “continue” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q.

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

Our business is separated into four major operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Insurance Operations in “Run Off”; and
•	Corporate.

As of June 30, 2009, our major consolidated subsidiaries are:

•
Vidler Water Company, Inc. (“Vidler”), a business that we started more than 11 years ago, which acquires and develops water resources and water storage operations in the southwestern United States, with assets in Nevada, Arizona, Idaho, Colorado, and New Mexico;

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

RESULTS OF OPERATIONS--THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Shareholders’ Equity

At June 30, 2009, PICO had shareholders’ equity of $563.2 million ($24.93 per share), compared to $457.5 million ($24.28 per share) at March 31, 2009, and $477.7 million ($25.36 per share) at December 31, 2008.

The $105.7 million increase in shareholders’ equity during the second quarter of 2009 was primarily due to the sale of 3,750,000 new shares of PICO common stock for net proceeds of $95.7 million in June 2009. Shareholders’ equity was also increased by comprehensive income of $8.5 million, principally resulting from a $9.9 million net increase in unrealized appreciation in investments after-tax. Book value per share attributable to PICO shareholders increased by $0.65, or 2.7%, during the second quarter of 2009.

The $85.5 million increase in shareholders’ equity during the first six months of 2009 was primarily due to the sale of 3,750,000 new shares of PICO common stock for net proceeds of $95.7 million in June 2009. Shareholders’ equity was decreased by a $12.9 million comprehensive loss, principally resulting from the first half net loss of $20.8 million, which was partially offset by a $6.5 million net increase in unrealized appreciation in investments after-tax. Book value per share attributable to PICO shareholders decreased by $0.43, or 1.7%, during the first half of 2009.

Comprehensive Income (Loss)

PICO reports comprehensive income or loss as well as net income or loss from the condensed consolidated statement of operations. Comprehensive income or loss measures changes in shareholders’ equity, and includes unrealized items which are not recorded in the consolidated statement of operations, for example, foreign currency translation and the net change in unrealized investment gains and losses on available-for-sale securities.

For the second quarter of 2009, PICO recorded comprehensive income of $8.5 million. This consisted of a $9.9 million net increase in unrealized appreciation in investments and a $925,000 foreign currency translation gain, which were partially offset by the second quarter’s $2.4 million net loss.

For the first half of 2009, PICO recorded a comprehensive loss of $12.9 million. This consisted of the first half net loss of $20.9 million, which was partially offset by a $6.5 million net increase in unrealized appreciation in investments, and a $1.4 million foreign currency translation gain.

Segment Results of Operations

Segment revenues and income (loss) before taxes and noncontrolling interest for the second quarter and first half of 2009 and 2008 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Water Resource and Water Storage Operations	$3,377,000	$378,000	$3,585,000	$1,197,000
Real Estate Operations	2,315,000	1,572,000	2,977,000	3,166,000
Insurance Operations in “Run Off”	1,642,000	4,834,000	(4,591,000)	6,508,000
Corporate	1,666,000	47,139,000	(3,296,000)	47,530,000
Total Revenues (Charges)	$9,000,000	$53,923,000	$(1,325,000)	$58,401,000

Income (Loss) before income taxes and noncontrolling interest:
Water Resource and Water Storage Operations	$1,121,000	$(1,228,000)	$(12,796,000)	$(2,188,000)
Real Estate Operations	(1,142,000)	441,000	(2,071,000)	863,000
Insurance Operations in “Run Off”	1,064,000	4,498,000	(5,829,000)	5,708,000
Corporate	(7,024,000)	42,559,000	(16,230,000)	43,902,000
Total Income (Loss) before income taxes and noncontrolling interest	$(5,981,000)	$46,270,000	$(36,926,000)	$48,285,000

Second Quarter Net Income (Loss)

The focus of our operations is building long-term shareholder value. Our revenues and results of operations (that is, income or loss before income taxes and noncontrolling interests) can fluctuate widely from period to period.  For example, we only recognize revenue from the sale of real estate and water assets when specific transactions close, so sales of real estate and water assets for any individual quarter are not necessarily indicative of revenues for future quarters or the full financial year.

Our results of operations were $52.3 million lower in the second quarter of 2009 than in the second quarter of 2008. In the second quarter of 2008, our results of operations included a $46.1 million realized gain on the sale of our interest in Jungfraubahn Holding AG (“Jungfraubahn”). There was not a similar sale in 2009.

Second quarter revenues were $9 million in 2009, compared to $53.9 million in 2008, a decrease of $44.9 million year over year, principally due to the $46.1 million realized gain on the sale of Jungfraubahn, which was included in revenues in 2008.

Second quarter costs and expenses were $15 million in 2009, compared to $7.7 million in 2008. A number of expenses changed significantly year over year, combining to result in a net $7.3 million expense increase.  This net increase was primarily due to a $5 million increase in deferred compensation expense year over year, the write-off of an $807,000 note receivable, and $493,000 stock based compensation expense from  new Restricted Stock Unit (“RSU”) granted in 2009.  These expense increases were partially offset by a $2 million favorable change in foreign exchange gain.

After a $2.8 million tax benefit, and the add-back of $839,000 of noncontrolling interest in subsidiary losses, PICO reported a net loss of $2.4 million ($0.12 per share) for the second quarter of 2009.

In the second quarter of 2008, after an $18.3 million provision for income taxes, and the add-back of $300,000 of noncontrolling interest in subsidiary losses, PICO reported net income of $28.2 million ($1.49 per diluted share).

First Half Net Income (Loss)

Our results of operations were $85.2 million lower in the first half of 2009 than in the first half of 2008. In the first half of 2008, our results of operations included the $46.1 million realized gain on the sale of Jungfraubahn. In the first half of 2009, our results of operations were reduced by a $12.4 million charge for impairment of our water assets in the Tule Desert Groundwater Basin in Lincoln County, Nevada, after the Nevada State Engineer ruled to award only a fraction of the water rights the Company had expected to receive, a decision which we have appealed. We did not have a similar charge in 2008. We also experienced unfavorable changes of $15.1 million in net realized investment gains and losses from first half 2008 to first half 2009 (excluding the gain on the sale of Jungfraubahn), primarily as a result of other-than-temporary impairments in some of the investments held in our insurance company and deferred compensation portfolios. In addition, there was a $4.8 million unfavorable change in net foreign currency expense year over year.

First half revenues were charges of $1.3 million in 2009, compared to revenues of $58.4 million in 2008, a decrease of $59.7 million year over year. This decline is due principally to the $46.1 million realized gain on the sale of Jungfraubahn recorded as revenue in 2008, and a $15.1 million unfavorable change in net realized investment gain or loss on the sale or impairment of securities in some of the investments held in our insurance company and deferred compensation portfolios.

First half costs and expenses were $35.6 million in 2009, compared to $10.1 million in 2008. A number of expenses changed significantly year over year, combining to result in a $25.5 million expense increase. This increase is due primarily to an impairment charge of $12.4 million related to our Tule Desert water assets, a $4.8 million unfavorable change in foreign exchange gain or loss, a $3.2 million increase in deferred compensation expense, the new RSU expense of $658,000, and the write-off of a note receivable of $807,000 in the first half of 2009.

After a $13.9 million tax benefit, and the add-back of $2.1 million of noncontrolling interest in subsidiary losses, PICO reported a net loss of $20.9 million ($1.08 per share) for the first half of 2009.

After an income tax provision of $22.3 million and the add-back of $606,000 of noncontrolling interest in subsidiary losses, PICO reported net income of $26.6 million ($1.41 per diluted share) for the first half of 2008.

Noncontrolling Interest In Subsidiaries

On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” We added back net losses to our condensed consolidated statement of operations of $839,000 in the second quarter of 2009, and $2.1 million in the first half of 2009, which represent the interest of noncontrolling shareholders in the losses of consolidated subsidiaries where the Company owns less than 100% of the subsidiary.

Our most significant subsidiary that is not wholly owned is Fish Springs Ranch, LLC (“FSR”). Most of the losses attributable to the noncontrolling interests in our subsidiaries relate to our 49% partner’s share of the financing cost charged to FSR by our wholly-owned subsidiary, Vidler, on expenditures incurred for the Fish Springs pipeline project.

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Sale of real estate and water assets	$3,158,000	$116,000	$3,180,000	$246,000
Net investment income	23,000	183,000	43,000	749,000
Other	196,000	79,000	362,000	202,000
Segment total revenues	$3,377,000	$378,000	$3,585,000	$1,197,000

Expenses:
Cost of real estate and water assets	$(215,000)	$(18,000)	$(220,000)	$(40,000)
Impairment of water assets			(12,378,000)
Depreciation and amortization	(269,000)	(282,000)	(535,000)	(559,000)
Overhead	(733,000)	(715,000)	(1,552,000)	(1,573,000)
Project expenses	(1,039,000)	(591,000)	(1,696,000)	(1,213,000)
Segment total expenses	$(2,256,000)	$(1,606,000)	$(16,381,000)	$(3,385,000)
Income (Loss) before income taxes and noncontrolling interests	$1,121,000	$(1,228,000)	$(12,796,000)	$(2,188,000)

Our Water Resource and Water Storage operations are conducted through Vidler and its subsidiaries. Over the past few years, several large sales of real estate and water assets have generated the majority of Vidler’s revenues. Since the date of closing generally determines the accounting period in which the sales revenues and cost of sales are recorded, Vidler’s reported revenues and income fluctuate from quarter to quarter depending on the dates when specific transactions close. Consequently, sales of real estate and water assets for any individual quarter are not necessarily indicative of likely revenues for future quarters or the full financial year.

Segment Revenues

Vidler generated total revenues of $3.4 million in the second quarter of 2009 compared to $378,000 in the corresponding period of 2008, and $3.6 million in the first half of 2009 compared to $1.2 million in the first half of 2008.

The increase in revenues for both the three and six month periods ended June 30, 2009 compared to the corresponding periods of 2008 is due primarily to the sale of our entire inventory of water in California (10,252 acre-feet) for $300 per acre-foot in the second quarter of 2009. This transaction generated total segment revenues of $3.1 million. There were no significant sales of real estate and water assets in the first half of 2008.

  Net investment income has been earned primarily from the temporary investment of cash proceeds from the February 2007 equity offering by PICO. The February 2007 stock offering raised net proceeds of $100.1 million, which were principally allocated to Vidler for new water resource and water storage acquisitions. Throughout 2008, Vidler acquired several real estate and water assets with these proceeds, primarily in the western Nevada region, resulting in $160,000 lower investment income earned on liquid funds in the second quarter of 2009 compared to the second quarter of 2008, and $706,000 lower investment income earned on liquid funds in the first half of 2009 compared to the first half of 2008. Other revenues include farm lease income and water service fees.

Tule Desert Groundwater Basin and Impairment of Water Assets

The Lincoln County Water District and Vidler (“Lincoln/Vidler”) have entered into a water delivery teaming agreement to locate and develop water resources in Lincoln County, Nevada for planned projects under the County’s master plan. As previously disclosed, Lincoln/Vidler jointly filed a permit application in 1998 for 14,000 acre-feet of water rights for industrial use from the Tule Desert Groundwater Basin in Lincoln County, Nevada. In November 2002, the Nevada State Engineer awarded Lincoln/Vidler a permit for 2,100 acre-feet of water rights - which Lincoln/Vidler subsequently sold in 2005 - and ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler (the “2002 Ruling”). Subsequent to the 2002 Ruling and consistent with the Nevada State Engineer’s conditions, Vidler engaged independent experts to conduct these additional engineering and scientific studies. These studies indicated that the pumping of an additional 7,240 acre-feet of water for 100 years would not cause unreasonable drawdown in the Tule Desert Groundwater Basin or surrounding basins, and that the recharge to the groundwater basin was as much as 10,500 acre-feet per annum.

During 2008 Lincoln/Vidler submitted comprehensive and substantial evidence to the Nevada State Engineer to support its permit applications as required by the 2002 Ruling. On April 29, 2009 the Nevada State Engineer issued a ruling with respect to such applications (the “2009 Ruling”). In the 2009 Ruling, the Nevada State Engineer determined that the perennial yield of the groundwater recharge in the Tule Desert Groundwater Basin is likely in the range of 2,500 to 5,000 acre-feet per annum. The Nevada State Engineer further concluded that it would permit the appropriation of only one-half of the upper end of that range, or 2,500 acre-feet. Since 2,100 acre-feet had already been appropriated to and permitted to Lincoln/Vidler under the 2002 Ruling, the Nevada State Engineer found that only approximately 400 acre-feet of unappropriated water remained in the Tule Desert Groundwater Basin. Accordingly, the 2009 Ruling granted Lincoln/Vidler approximately 400 acre-feet of additional permitted water rights, instead of the applied for 7,240 acre-feet of water rights.

We believe that the data provided to the Nevada State Engineer appropriately supported our application for the additional 7,240 acre feet of water and was consistent with the 2002 Ruling. Accordingly, on May 27, 2009, Lincoln/Vidler filed an appeal to the 2009 Ruling in Nevada District Court. The outcome of any appeal is inherently uncertain and it may be a considerable period of time before Lincoln/Vidler is able to ascertain the final volume of water rights that will be permitted by the Nevada State Engineer from its applications in the Tule Desert Groundwater Basin. In addition, on July 21, 2009, Lincoln/Vidler filed a federal action in the United States District Court for the District of Nevada against two individuals in their official capacities as the Nevada State Engineer and the Acting Nevada State Engineer. Lincoln/Vidler’s action seeks prospective injunctive and declaratory relief against the Nevada State Engineer on the basis of the Nevada State Engineer’s failure to provide Lincoln/Vidler with substantive and procedural due process of law. The outcome of this federal action is inherently uncertain and it may be a considerable period of time before Lincoln /Vidler is able to obtain relief under this action, if at all.

As of December 31, 2008 our carrying value for the applications for the additional 7,240 acre-feet was $16.4 million, which primarily represented the data collection, drilling and monitoring costs and expenses incurred to collect, interpret and submit the groundwater data to the Nevada State Engineer. Under agreements in place with developers at the time of ruling, Vidler would only record approximately $4 million of revenue from the approximately 400 acre feet of water rights granted in the 2009 Ruling (the current sales price under existing contracts is $9,983 per acre-foot of permitted water rights). Due to the 2009 Ruling, for the six months ended June 30, 2009, the Company has written down the carrying value of these water rights and applications to their estimated recoverable value under the 2009 Ruling, and recorded a loss on impairment of approximately $12.4 million, before any related tax effects.

Other Expenses

Overhead expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees.

Project expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees. Project expenses are expensed as appropriate under accounting principles generally accepted in the United States (“U.S. GAAP”), and could fluctuate from period to period depending on activity within Vidler’s various water resource projects. Costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized as part of the cost of the asset, and charged to cost of sales when revenue is recognized. Project expenses principally relate to:

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

Overhead expenses stayed relatively constant year over year, at $733,000 in the second quarter of 2009, compared to $715,000 in the second quarter of 2008. However, project expenses in the second quarter of 2009 increased by $448,000 to $1 million compared to $591,000 in the second quarter of 2008. This increase was due primarily to additional professional fees incurred in 2009 as Vidler started a new water resource development project located in New Mexico, as well as legal costs incurred in connection with appealing the 2009 Ruling in the Tule Desert Groundwater Basin noted above.

Overhead expenses in the first half of 2009 of $1.6 million were generally unchanged compared to the first half of 2008. However, project expenses were $1.7 million in the first half of 2009, compared to $1.2 million in the first half of 2008, an increase of $483,000. As noted above in the comparison of the year over year change for the second quarter of 2009, the main reasons for the first half year over year increase is the commencement of a new water resource development project in New Mexico, and increased legal costs as a result of appealing the 2009 Ruling in the Tule Desert Groundwater Basin.

Segment Results

The year over year increase in the segment’s income before income taxes and noncontrolling interests of $2.3 million in the second quarter was principally due to the sale of 10,252 acre-feet of water in California that contributed a gross margin of $2.9 million in 2009, with no corresponding sale in the second quarter of 2008. However, despite this sale in 2009, the segment’s first half year over year loss before income taxes and noncontrolling interests increased by $10.6 million due to the impairment charge of $12.4 million on Vidler’s Tule Desert water asset in the first half of 2009.

New Mexico Project

As noted above, Vidler has commenced a new water resource development project in the state of New Mexico. At this stage of the project, all expenditures relating to this venture are being expensed through the statement of operations as incurred, until such time we believe we have sufficient evidence that further expenditures will be recovered by subsequent cash flows generated from the sale of permitted water rights. We are in the exploratory stage of the project, and we are currently conducting geophysical surveys and applying for exploratory and monitoring well permits with the State Engineer’s Office of New Mexico.  No material expenses have been incurred during the three and six months ended June 30, 2009.

Vidler’s business plan is to drill exploratory and monitoring wells to prepare a groundwater flow model with the ultimate objective of being awarded permitted water rights by the New Mexico State Engineer’s Office. Vidler has identified a required demand of up to 1,500 acre feet of water per annum in and around the Santa Fe region of New Mexico. We anticipate allocating up to $5 million in this project over the next two or three years.

REAL ESTATE OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Sale of real estate – Nevada Land	$166,000	$689,000	$385,000	$1,054,000
Sale of real estate UCP	1,702,000		1,702,000
Net investment income	290,000	613,000	554,000	1,536,000
Other	157,000	270,000	336,000	576,000
Total revenues	$2,315,000	$1,572,000	$2,977,000	$3,166,000

Expenses:
Cost of real estate – Nevada Land	$(46,000)	$(154,000)	$(120,000)	$(281,000)
Cost of real estate - UCP	(1,159,000)		(1,159,000)
Operating expenses	(2,252,000)	(977,000)	(3,769,000)	(2,022,000)
Segment total expenses	(3,457,000)	(1,131,000)	(5,048,000)	(2,303,000)
Income (Loss) before income taxes and noncontrolling interests	$(1,142,000)	$441,000	$(2,071,000)	$863,000

Currently our businesses in the Real Estate Operations segment are largely conducted through Nevada Land and its operations in Nevada and UCP and its operations in California.

Both Nevada Land and UCP recognize revenue from real estate sales when a sale transaction closes. At closing, the entire sales price is recorded as revenue, and the associated cost basis is reported as cost of real estate sold. Since the date of closing determines the accounting period in which the revenue and cost of sales are recorded, our reported results fluctuate from quarter to quarter, depending on the dates when transactions close. Consequently, results for any one quarter are not necessarily indicative of likely results for future quarters or the full financial year.  In the following, gross margin is defined as revenue less cost of sales, and gross margin percentage is defined as gross margin divided by revenue.

UCP is continuing to purchase and develop finished and partially-entitled residential lots in select California markets.  As of June 30, 2009, UCP owns or controls a total of 430 finished lots (which includes three model homes and 12 partially completed homes) and 1,736 potential lots in various stages of entitlement. The finished and entitled lots are primarily located in and around the central valley area of California with a smaller number of lots located in the central coast area of California.

In the second quarter and first half of 2009, UCP sold 32 finished lots – from two separate developments in and around the Fresno metropolitan area that UCP held for approximately 14 months in one instance and approximately six months in the other - to homebuilders with limited supplies of finished lot inventory in the areas in which UCP operates. These sales generated segment revenues in the second quarter and first half of 2009 of $1.7 million and contributed a gross margin of $543,000 (32%) in those same periods. Additionally, UCP has entered into contracts to sell the residual inventory in both these developments (21finished lots in 2009 and 16 finished lots in 2010), for slightly increased gross margins in comparison to the sales that closed in the second quarter of 2009.

In the second quarter of 2009, Nevada Land sold approximately 1,760 acres of real estate for $166,000. The average sales price was $94 per acre, and our average basis in the land sold was $26 per acre. The gross margin on sales of real estate was $120,000 (72%).

In the second quarter of 2008, Nevada Land sold approximately 5,915 acres of land for $689,000. The average sales price was $116 per acre, and our average basis in the land sold was $26 per acre. The gross margin on land sales was $535,000 (78%).

The second quarter segment result decreased by $1.6 million year over year despite a year over year increase in the gross margin from sales of real estate of $128,000.  The second quarter segment result decreased primarily due to a year over year increase in operating expenses of $1.3 million. The increase in total segment expenses was largely caused by the complete write-off in the second quarter of 2009 of a note connected to a project for potential alternative energy development, which amounted to $807,000, as well as increased operating expenses at UCP due to the continued expansion of its staff and development activities through 2009.

In the first half of 2009, segment total revenues were $3 million. As noted above, UCP generated sales revenue of $1.7 million and a gross margin of $543,000 (32%) in this period. Nevada Land sold approximately 3,040 acres of real estate for $385,000. The average sales price was $127 per acre, and our average basis in the land sold was $39 per acre. The gross margin on land sales was $265,000 (69%).

In the first half of 2008, Nevada Land sold approximately 10,076 acres of land for $1.1 million. The average sales price was $105 per acre, and our average basis in the land sold was $28 per acre. The gross margin on sales of real estate was $773,000 (73%).

The first half segment result decreased by $2.9 million year over year despite the slightly increased gross margin from total segment real estate sales of $35,000. The decrease in the segment’s first half year over year results were driven by several factors:

•
a decline in investment income of $982,000 due to both the redeployment of  liquid funds for real estate acquisitions as well as decreased rates of interest available on liquid funds in the first half of 2009 compared to the first half of 2008;

•	the complete write-off in the second quarter of 2009 of a note connected to a property held by us for potential alternative energy development which amounted to $807,000, as noted above; and
•
a year over year increase in operating expenses at UCP of approximately $945,000. UCP’s operating expenses in the first half of 2009 include interest expense of $349,000 from the non-recourse debt financing we have assumed on certain development properties compared to zero interest expense in 2008.

INSURANCE OPERATIONS IN “RUN OFF”

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Net investment income	$1,261,000	$1,272,000	$1,633,000	$1,891,000
Net realized gain (loss) on sale or impairment of investments	357,000	3,537,000	(6,290,000)	4,551,000
Other	24,000	25,000	66,000	66,000
Segment total revenues (charges)	$1,642,000	$4,834,000	$(4,591,000)	$6,508,000

Segment total expenses	$(578,000)	$(336,000)	$(1,238,000)	$(800,000)
Income (Loss) before income taxes and noncontrolling interests	$1,064,000	$4,498,000	$(5,829,000)	$5,708,000

This segment consists of Physicians and Citation, whose operations are in “run off”. This means that Physicians and Citation are handling and resolving claims on expired policies, but not writing any new business.

Once an insurance company is in “run off” and the last of its policies have expired, typically most revenues come from net investment income (that is, interest from fixed-income securities and dividends from stocks) earned on funds held as part of their insurance business. In addition, realized gains or losses arise from the sale or impairment of the securities held.

Revenues and results in this segment vary considerably from period to period and are not necessarily comparable from year to year, primarily due to fluctuations in net realized investment gains and losses and development in our loss reserves.

For the second quarter of 2009, the Insurance Operations in “Run Off” segment generated total revenues of $1.6 million, compared to $4.8 million in the second quarter of 2008. Net realized gains or losses on the sale or impairment of securities were a $357,000 gain in the second quarter of 2009, compared to a $3.5 million gain in the second quarter of 2008. Net investment income was $1.3 million in the second quarter of 2009, virtually unchanged from the second quarter of 2008.

Typically, investment income is higher in the second quarter of the financial year than in the other three quarters in the Insurance Operations in “Run Off” segment. This is principally because Swiss stocks comprise approximately 40% of the insurance company equity portfolios, and many Swiss public companies only pay one dividend per year, typically during the second quarter of the calendar year, which is also the second quarter of PICO’s financial year.

The Insurance Operations in “Run Off” segment generated total charges of $4.6 million in the first six months of 2009, compared to revenues of $6.5 million in the first half of 2008. Net realized gains or losses on the sale or impairment of securities were a $6.3 million loss in the first half of 2009, compared to a $4.6 million gain in the first half of 2008. Net investment income was $1.6 million in the first half of 2009, compared to $1.9 million in the first half of 2008. The decrease in net investment income was due to a variety of factors, including a lower level of fixed-income investments in 2009, lower interest rates, and lower dividend payments from some stocks in the portfolio.

Net Realized Investment Gain (Loss)

The $357,000 net realized investment gain reported in the second quarter of 2009 principally consisted of $1.5 million in realized gains on the sale of various portfolio holdings, which was partially offset by $1.1 million in charges for other-than-temporary impairment of our holdings in various equities.

The $6.3 million net realized investment loss reported in the first half of 2009 principally consisted of $7.6 million in charges for other-than-temporary impairment of our holdings in various equities, which were partially offset by $1.4 million in realized gains on the sale of various portfolio holdings.

We regularly review any securities in which we have an unrealized loss. If we determine that the decline in market value is other-than-temporary, under U.S. GAAP we record a charge to reduce the basis of the security from its original cost (or previously written-down value if a provision for other-than-temporary impairment has been recorded in a previous accounting period) to current carrying value, which is typically the market price at the balance sheet date when the provision was recorded. The determination is based on various factors, primarily the extent and duration of the unrealized loss. A charge for other-than-temporary impairment is a non-cash charge, which is recorded as a realized loss in our condensed consolidated statement of operations. Charges for other-than-temporary impairment do not affect book value per share, as the after-tax decline in the market value of investments is already reflected in shareholders’ equity. The written-down value becomes our new basis in the investment.

We determined that none of the bonds held by the insurance companies were impaired as of June 30, 2009.

The $3.5 million net realized investment gain reported in the second quarter of 2008 consisted of $3.9 million in gains on the sale of various portfolio holdings, which were partially offset by a $393,000 charge for other-than-temporary impairment on certain equities.

The $4.6 million net realized investment gain reported in the first half of 2008 consisted of $5.9 million in gains on the sale of various portfolio holdings, which were partially offset by a $1.3 million charge for other-than-temporary impairment on certain equities.

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
	June 30, 2009	December 31, 2008
Net direct medical professional liability insurance reserves	$3,744,000	$3,834,000
    Reserves decreased by $90,000 during the first six months of 2009, due to payment of claims. No unusual trends in claims were noted.

Citation Loss Reserves

At June 30, 2009, Citation’s claims reserves were $7.7 million, net of reinsurance, consisting of $592,000 in net property and casualty insurance reserves and approximately $7.1 million in net workers’ compensation reserves. At December 31, 2008, Citation’s claims reserves were $8.1 million, net of reinsurance, consisting of $645,000 in net property and casualty insurance reserves and $7.4 million in net workers’ compensation reserves. There were no unusual trends in claims during the first half of 2009.

During the first six months of 2009, Citation’s net property and casualty insurance reserves declined by $53,000, due to payment of claims.

During the first six months of 2009, Citation’s net workers’ compensation reserves declined by $351,000, due to payment of claims. Direct reserves decreased by $919,000, which was partially offset by the recovery of $568,000 from our reinsurers.

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
	June 30, 2009	December 31, 2008
Property & Casualty Insurance
Direct Reserves	$688,000	$741,000
Ceded Reserves	(96,000)	(96,000)
Net property and casualty insurance reserves	$592,000	$645,000

Workers’ Compensation
Direct Reserves	$22,279,000	$23,198,000
Ceded Reserves	(15,213,000)	(15,781,000)
Net workers’ compensation insurance reserves	$7,066,000	$7,417,000
Total net reserves	$7,658,000	$8,062,000

CORPORATE

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Net realized gain (loss) on sale or impairment of investments	$664,000	$46,060,000	$(4,790,000)	$45,519,000
Net investment income	508,000	1,014,000	779,000	1,934,000
Other	494,000	65,000	715,000	77,000
Segment total revenues (charges)	$1,666,000	$47,139,000	$(3,296,000)	$47,530,000

Expenses:
Stock appreciation rights expense	$(997,000)	$(997,000)	$(1,994,000)	$(1,994,000)
Restricted stock units expense	(493,000)		(658,000)
Foreign exchange gain (loss)	1,319,000	(647,000)	(1,707,000)	3,125,000
Other	(8,519,000)	(2,936,000)	(8,575,000)	(4,759,000)
Segment total expenses	$(8,690,000)	$(4,580,000)	$(12,934,000)	$(3,628,000)
Income (loss) before income taxes and noncontrolling interests	$(7,024,000)	$42,559,000	$(16,230,000)	$43,902,000

 Corporate consists of cash, majority interests in small businesses, and other parent company assets and liabilities. The segment also contains the deferred compensation assets held in trust for the benefit of several PICO officers, as well as the corresponding and offsetting deferred compensation liabilities.

During the first six months of 2009, the total assets of the Corporate segment increased by $99.2 million to $211.1 million. The increase is principally due to the $95.7 million net proceeds from the June 2009 stock offerings being held in the parent company temporarily, until funds are allocated to subsidiaries for asset purchases and acquisitions.

The liquid funds are held in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Based on the nature of this money market, we do not believe there is significant credit risk exposure in this fund.

Revenues in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.

Until April 2008, the largest asset in this segment was a 22.5% shareholding in Jungfraubahn, a publicly-traded Swiss corporation which operates railway and related tourism and transport activities in the Swiss Alps. In April 2008, we sold our interest in Jungfraubahn for net proceeds of $75.3 million, which resulted in a gain of $46.1 million before taxes in our consolidated statement of operations in the second quarter and first half of 2008.

At June 30, 2009, all of the equity securities held in this segment are deferred compensation assets.

The expenses recorded in this segment primarily consist of holding company costs which are not allocated to our other segments, for example, rent for our head office, any stock-based compensation cost (see compensation expense below), and deferred compensation expense. In any accounting period, Corporate segment expenses can be increased, or reduced, by one or more individually significant expense or benefit items which occur irregularly, or fluctuate from period to period. Consequently, Corporate segment expenses are not necessarily directly comparable from period to period.

Segment Revenues

Second quarter segment revenues decreased $45.5 million year over year, primarily due to a $45.4 million decrease in net realized investment gains.

The $664,000 net realized investment gain in the second quarter of 2009 primarily consisted of a $705,000 realized gain on the sale of a bond held in deferred compensation accounts.

The $46.1 million net realized investment gain in the second quarter of 2008 primarily consisted of $46.5 million in realized gains on the sale of securities, including the $46.1 million realized gain on the sale of Jungfraubahn. These were partially offset by a $421,000 provision for other-than-temporary impairment of various equities and a bond held in deferred compensation accounts.

First half segment revenues decreased $50.8 million year over year, primarily due to a $50.3 million unfavorable change in net realized investment gains.

The $4.8 million net realized investment loss in the first half of 2009 primarily consisted of $5.3 million in charges for other-than-temporary impairment of securities held in deferred compensation accounts; which were partially offset by $707,000 in realized gains on the sale of securities.

The $45.5 million net realized investment gain for the first half of 2008 primarily consisted of $46.5 million in realized gains on the sale of securities, including the $46.1 million realized gain on the sale of Jungfraubahn. These were partially offset by a $936,000 provision for other-than-temporary impairment of various securities held in deferred compensation accounts.

Segment Expenses

Second quarter segment expenses increased $4.1 million year over year. This was principally due to a $5 million increase in deferred compensation expense year over year and a new expense item in 2009, RSU expense of $493,000, which were partially offset by a $2 million favorable change in foreign exchange gain.

In the second quarter of 2009, segment expenses of $8.7 million:

•	included Stock-Settled Stock Appreciation Rights (“SAR”) expense of $997,000;
•	included RSU expense of $493,000;
•	included deferred compensation expense of $5.5 million; and
•	were reduced by a $1.3 million net foreign exchange gain, consisting of two different foreign exchange effects (see “Foreign Exchange Gain or Loss” below).

In the second quarter of 2008, segment expenses of approximately $4.6 million:

•	included SAR expense of $997,000;
•	included a $647,000 foreign exchange expense; and
•	included deferred compensation expense of $537,000.

First half segment expenses increased $9.3 million year over year. This was principally due to a $4.8 million unfavorable change in foreign exchange gain/expense year over year, a $3.2 million increase in deferred compensation expense, and RSU expense of $658,000, which was recorded for the first time in 2009.

In the first half of 2009, segment expenses of $12.9 million:

•	included SAR expense of $2 million;
•	included RSU expense of $658,000;
•	included a $1.7 million foreign exchange expense; and
•	included deferred compensation expense of $2.3 million.

In the first half of 2008, segment expenses of $3.6 million:

•	included SAR expense of $2 million; and
•	were reduced by a $3.1 million exchange rate gain; and
•	an $839,000 recovery of deferred compensation expense.

Foreign Exchange Gain or Loss

Inter-Company Loan

PICO European Holdings, LLC (“PICO European”) holds a portfolio of interests in Swiss public companies. PICO European is a wholly-owned subsidiary of Physicians Insurance Company of Ohio, and forms part of the Insurance Operations in “Run Off” segment.

Part of PICO European’s funding comes from a loan from PICO Holdings, Inc. (“PICO Holdings”), which is denominated in Swiss Francs. Since the U.S. dollar is the functional currency for our financial reporting, under U.S. GAAP we are required to record a benefit or expense through the statement of operations to reflect fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar affecting the amount of the loan. We record an offsetting amount within Other Comprehensive Income, and as a result there is no net impact on consolidated shareholders’ equity.

During accounting periods when the U.S. dollar appreciates relative to the Swiss Franc – such as the first half of 2009 – under U.S. GAAP we are required to record an expense through the statement of operations to reflect the fact that PICO European owes PICO Holdings fewer U.S. dollars.

Conversely, during accounting periods when the Swiss Franc appreciates relative to the U.S. dollar – such as the second quarter of 2009 – under U.S. GAAP we are required to record a benefit through the statement of operations to reflect the fact that PICO European owes PICO Holdings more U.S. dollars.

Consequently, in the second quarter of 2009, an exchange rate benefit of $1.5 million decreased segment expenses, compared to an exchange rate expense of $647,000, which increased segment expenses, in the second quarter of 2008.

In the first half of 2009, an exchange rate expense of $562,000 increased segment expenses, compared to an exchange rate benefit of $3.1 million, which reduced segment expenses, in the first half of 2008.

Swiss Franc Tax Receivable

In the first half of 2009, there was a second foreign exchange effect due to the effect of fluctuation in the Swiss Franc-U.S. dollar exchange rate on a tax receivable, which was denominated in Swiss Francs. We recorded foreign exchange expenses of $132,000 in the second quarter and $1.1 million in the first half of 2009, being the difference between the receivable translated into U.S. dollars at the exchange rate on December 31, 2008 and the exchange rate when we converted the Swiss Francs received into U.S. dollars in April 2009.

Compensation Expense

SAR and RSU

During 2007, 486,470 stock-settled SAR were granted to four officers with an exercise price of $42.71, and 172,939 stock-settled SAR were granted to one officer with an exercise price of $44.69. The SAR granted in 2007 vest over three years. There were no SAR grants in 2008 and in the first six months of 2009.

The SAR expense for the 2007 grants was calculated based on the estimated fair value of the vested SAR as of the award date. SAR expense related to the 2007 SAR grant of $997,000 was recorded in the second quarter of both 2009 and 2008, and $2 million was recorded in the first half of both 2009 and 2008. During 2009 and 2010, we expect to record the remaining $1.5 million in compensation expense.

At June 30, 2009, the exercise price of all granted SAR were higher than the closing PICO stock price ($28.70).

Restricted Stock Units

On March 3, 2009, the Compensation Committee granted 300,000 RSU to five of the Company’s officers. The RSU awards vest on March 3, 2012. If the officers are still employees of the Company on March 3, 2012, the officers will be issued new shares of PICO stock for each RSU, less applicable withholding taxes (unless the officer elects to pay the withholding taxes in cash).

Compensation expense for the RSU grant will be recorded over the three year vesting period. The RSU expense is calculated based on the estimated fair value of the RSU as of the award date, being $5.9 million, based on the closing sale price of PICO common stock ($19.75) on March 3, 2009.

RSU expense of $493,000 was recorded in the second quarter of 2009, and $658,000 in the first six months of 2009. We expect to record the remainder of the $5.3 million in compensation expense related to the RSU granted in 2009 over the period until the RSU vest in March 2012.

LIQUIDITY AND CAPITAL RESOURCES—SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Cash Flow

Our assets primarily consist of our operating subsidiaries, cash and cash equivalents, and holdings in publicly-traded securities in our insurance companies and deferred compensation investment portfolios. On a consolidated basis, the Company had $197.6 million in cash and cash equivalents, compared to $96.3 million at December 31, 2008. In addition to cash and cash equivalents, at June 30, 2009 the consolidated group held fixed-income securities with a market value of $28.7 million, and equities with a market value of $117.5 million.

The cash and cash equivalents, fixed-income securities, and equities held in each segment at June 30, 2009 are:

•	the Water Resource and Water Storage Operations segment contains cash of $7.5 million;
•	the Real Estate Operations segment holds cash of $23 million;
•	the Insurance in “Run Off” segment has cash of $5.4 million, fixed-income securities with a market value of $14.2 million, and equities with a market value of $108.3 million; and
•
the Corporate segment contains cash of $155.6 million and a fixed-income security with a market value of $2 million.  In addition, cash of $6.1 million, fixed-income securities with a market value of $12.6 million, and equity securities with a market value of $7.9 million are held in deferred compensation Rabbi Trusts within the Corporate segment, which will be used to pay the deferred compensation liabilities.

In addition, $1.4 million of miscellaneous securities are held in the Real Estate Operations segment.

Our liquid funds are held in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Based on the nature of this money market, we do not believe there is significant credit risk exposure in this fund.
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

•
Although UCP made some initial sales of lots during the second quarter of 2009, we are still acquiring finished and partially-developed residential lots in selected California markets; subsequent to June 30, 2009, we closed on a loan purchase and sale agreement dated July 1, 2009. The note acquired under this Loan Purchase and Sale Agreement is secured by, among other things, a deed of trust and security agreement over a 244 acre property.  The Company estimates that the total cost of the acquisition of the note and these future development costs will be approximately $40 million which is expected to be incurred over the next 12 to 24 months.

•
Nevada Land is actively selling real estate which has reached its highest and best use. Nevada Land’s principal sources of cash flow are the proceeds of cash real estate sales and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing. These receipts and other revenues exceed Nevada Land’s operating and development costs, so Nevada Land is generating positive cash flow; and

•
Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation. The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance companies.

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

Typically, our insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments. The fixed-income securities held by our insurance companies consist of bonds with 10 years or less to maturity:

ISSUER	Fair Value June 30, 2009	Percentage

Government-sponsored enterprises	$6,785,000	48%
Other investment grade corporate	3,065,000	22%
State of California general obligation municipal	3,110,000	22%
U.S. Treasury	1,192,000	8%
	$14,152,000	100%

We hold no preferred stock, no mortgage-related securities, no collateralized debt obligations, no commercial paper, and no auction-rate securities.

As shown in our condensed consolidated statements of cash flow, cash and cash equivalents increased by $101.3 million in the first half of 2009, compared to a $95.1 million net increase in the first half of 2008.

During the first half of 2009, operating activities provided $4.5 million in cash. The principal operating cash inflows were a $15.1 million refund from the Swiss tax authorities, and the cash proceeds of real estate and water assets sales by Vidler, UCP and Nevada Land, as well as payments on notes related to sales in previous periods. In addition, cash flow was provided by investment income from the Insurance Operations in Run Off segment and from liquid funds held in the other segments. Principal operating cash outflows include $6.8 million to acquire and develop real estate and water assets for future development, which is classified as an operating cash flow, since we are in the business of acquiring and developing real estate and water assets with a view to possible re-sale at an appropriate time in the future. Other principal operating cash flows include overhead expenses, and taxes. In addition, $2.1 million was paid to two officers through a distribution of deferred compensation assets.

During the first half of 2008, operating activities used $28.4 million in cash. The principal operating cash inflows were cash land sales and repayments on notes related to previous land sales by Nevada Land, as well as investment income from the Insurance Operations in Run Off segment and from liquid funds held in the other segments. During the first half of 2008, we used $27.5 million to acquire and develop real estate and water assets.

Investing activities provided $5.2 million of cash in the first half of 2009, which principally reflected activity in our insurance company and deferred compensation investment portfolios. We generated $6.7 million from the sale of stocks, and used $3.2 million to buy new stocks. We received cash of $3 million from the sale or maturity of bonds, and used $1.1 million to buy new bonds.

In the first half of 2008, investing activities provided $120.4 million of cash, including the sale of our interest in Jungfraubahn for $75.3 million, and proceeds from the maturity and call of bonds of $63.9 million. During the first half of 2008, we used $17.2 million to purchase new stocks, and $3 million to buy new bonds. In addition, $11 million was used for the purchase of property & equipment and costs capitalized to water infrastructure, which primarily related to the final stages of the Fish Springs pipeline.

Financing activities provided $91.1 million of cash in the first half of 2009. This primarily represents the net proceeds of approximately $95.7 million (after deducting approximately $5.5 million in underwriting commission and offering expenses) from the June 2009 public offerings of PICO common stock.  We also borrowed $3.1 million under the Swiss credit facility for purchases of securities and paid down the facility by $5.1 million with proceeds from the sale of securities.  Also during the period, Vidler repaid $2.6 million in notes on ranch properties.

In April 2009, we refinanced a credit facility of 12.5 million Swiss Francs (“CHF”) ($11.5 million) for five years, with a new maturity date in May 2014 at a 3.72% fixed interest rate. We have total borrowing capacity in Switzerland of CHF 25 million ($23 million), consisting of CHF 20 million ($18.4 million) of fixed advances due for repayment from 2011 to 2014, and a CHF 5 million ($4.6 million) current account credit facility. At June 30, 2009, we had borrowed approximately CHF 22.1 million ($20.3 million) of this capacity.

Our only other borrowings consist of $12.4 million in non-recourse notes payable on properties owned by UCP, and $4.6 million in notes payable on two of Vidler’s ranch properties.

Financing activities provided $7.4 million of cash in the first half of 2008, primarily due to a $6.9 million increase in Swiss Franc borrowings from our bank in Switzerland.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. We currently have interest rate risk as it relates to our fixed maturity securities, equity price risk as it relates to our marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, our borrowings are short to medium term in nature and therefore approximate fair value. At June 30, 2009, we had $28.7 million of fixed maturity securities, $117.5 million of marketable equity securities that were subject to market risk, of which $61 million were denominated in foreign currencies, primarily Swiss francs. Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For fixed maturity securities we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security. At June 30, 2009, the model calculated a loss in fair value of $759,000. For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities. For investments denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $23.5 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $8.1 million that would impact the foreign currency translation in shareholders’ equity.

Item 4:  Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the second quarter of 2009, the parties reached an agreement that would resolve both lawsuits.  The agreement is part of a global resolution of the HyperFeed bankruptcy estate, and is subject to approval by the Bankruptcy Court before it becomes effective.  The parties have filed the necessary motions, and are awaiting a determination from the Bankruptcy Court.

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

Tule Desert Action to Reverse Ruling:

On May 27, 2009, Lincoln County, Nevada and Vidler Water Company, Inc. (“Lincoln/Vidler”) filed a joint complaint against the Nevada State Engineer in the Seventh Judicial District Court of the State of Nevada.  On July 21, 2009, Lincoln/Vidler filed an additional U.S. federal complaint against both the Nevada State Engineer and the Acting Nevada State Engineer in the United States District Court for the District of Nevada.  As previously disclosed, in November 2002, the Nevada State Engineer awarded Lincoln/Vidler a joint permit for 2,100 acre-feet of municipal and industrial use water rights from the Tule Desert Groundwater Basin in Lincoln County, Nevada and ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler.  Lincoln/Vidler conducted those additional engineering and scientific studies.  The results of those studies supported the 2002 ruling and were consistent with the potential drawdown of 7,240 acre-feet of water.

As required by the 2002 ruling, in 2008, Lincoln/Vidler submitted these studies to the Nevada State Engineer.  In April 2009, the Nevada State Engineer ruled that it would permit the appropriation of a total of 2,500 acre-feet, including the 2,100 acre-feet previously awarded in November 2002.  Accordingly, the 2009 ruling granted Lincoln/Vidler approximately 400 acre-feet of additional permitted water rights instead of the 7,240 acre-feet of water rights that could have been granted pursuant to the 2002 ruling.  Lincoln/Vidler is seeking the reversal of the Nevada State Engineer’s 2009 ruling and the grant of a permit for an additional 7,240 acre-feet of water rights.

Item 1A:  Risk Factors

        None

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:  Defaults Upon Senior Securities

None.

Item 4:  Submission of Matters to a Vote of Security Holders

PICO’s annual meeting of shareholders was held May 15, 2009.  At the meeting:
(1) the two nominees named in PICO’s 2009 proxy statement, S. Walter Foulkrod, III, Esq., and Richard D. Ruppert, MD, were elected to serve as directors for a three-year term expiring in 2012; and
(2) the selection of Deloitte & Touche LLP to serve as independent registered public accounting firm for PICO for 2009 was ratified.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-vote, where applicable, as to each such matter, are set forth below.

	For	Against/ Withheld	Abstained	Broker Non-Votes
(1) Election of Directors:
NOMINEE
S. Walter Foulkrod, III, Esq.	15,790,728	2,627,518
Richard D. Ruppert, MD	12,871,631	5,546,615

(2) Ratification of the Independent Auditor	18,198,145	203,121	16,380

PICO's directors, whose terms of office continue, are Carlos C. Campbell, Kenneth J. Slepicka, John R. Hart, Ronald Langley, and John D. Weil.

Item 5:  Other Information

(a)           Election of Directors

On August 6, 2009, the Board of Directors of PICO Holdings, Inc. (the “Company”) unanimously voted to increase the number of directors from seven members to nine members and elected Julie H. Sullivan, Ph.D. and Kristina M. Leslie to fill the newly-created directorships, effective immediately.  Dr. Sullivan will serve until the Company’s Annual Meeting of Shareholders in 2012 and Ms. Leslie will serve until the Company’s Annual Meeting of Shareholders in 2010.  The Board of Directors did not appoint Dr. Sullivan or Ms. Leslie to serve on any committees of the Board of Directors.

Prior to their appointments as non-employee directors, the Board of Directors determined that Dr. Sullivan and Ms. Leslie each met the standards of an “independent director” imposed under Nasdaq Listing Rules.
Dr. Sullivan and Ms. Leslie will each receive the same cash compensation and perquisites for service on the Board of Directors as that paid to the other non-employee directors of the Company, including (1) an annual retainer of $36,925 and (2) a fee of $2,110 for each Board of Directors meeting attended by the director in person or by telephone, as further described on the Company’s Definitive Proxy Statement on Schedule 14A, filed with the United States Securities and Exchange Commission on March 25, 2009 (the “Proxy”), under the heading “Directors’ Compensation.”  Any annual compensation will be pro-rated from the date of Dr. Sullivan’s and Ms. Leslie’s election to the Board of Directors.  Dr. Sullivan and Ms. Leslie will be eligible to participate in the Company’s Non-Employee Director Deferred Compensation, which allows directors to defer all or a portion of their Board of Directors fees under a deferred compensation plan.

As described in the Proxy, the Compensation Committee authorized the grant of restrictive stock awards of 700 shares to each non-employee director on the date of each annual meeting, with vesting to occur one year later.  Pursuant to this authorization and in connection with the election as directors, Dr. Sullivan and Ms. Leslie each received a pro-rated grant of restricted stock awards for 543 shares that will vest in August 2010.

Dr. Sullivan, 52, is Executive Vice President and Provost of the University of San Diego where she is also Interim Vice President of Finance and Administration.  Previously, Dr. Sullivan was a Full Professor of the University of California, San Diego, Rady School of Management and the Graduate School of International Relations and Pacific Studies.  Dr. Sullivan currently serves on the Board of Directors Applied Micro Circuits Corporation, a publicly-held electronics company where she also serves as chair of the Audit Committee and is a member of the Governance and Nominating Committee.  Dr. Sullivan is also an Advisory Director of Schenectady International, Inc., a privately-held global chemical company where she is also a member of the Audit, Compensation, and Pension Committees.

Ms. Leslie, 44, is the former Chief Financial Officer of DreamWorks Animation SKG, Inc., a publicly held company that develops and produces computer generated animated feature films.  Currently, Ms. Leslie serves on the Board of Directors of Bare Escentuals, Inc., a publicly-held company that is one of the leading prestige cosmetic companies in the United States, where she also serves as a member of the Audit Committee.  Ms. Leslie also serves on the Board of Directors of Methodist Hospital of Southern California, a not for profit hospital in the San Gabriel Valley in Los Angeles, where she also serves as a member of the Finance, Audit and Compliance Committee.  Ms. Leslie is also a Trustee at Flintridge Preparatory School, an independent college preparatory middle and secondary school where she also is a member of the Finance Committee, Strategic Planning Committee and serves as Chair of the Committee on Trustees.

(b) Changes to Shareholder Nomination Procedures

In May 2009, our board of directors (the “Board of Directors”) amended and restated our bylaws (as amended and restated, the “bylaws”) to, among other things, clarify and supplement advance notice provisions governing director nominations.  The bylaws set forth clear procedures and deadlines that a shareholder must follow if it intends to nominate directors before a meeting of the shareholders.  Among such provisions, the bylaws:

•
Provide that for an annual meeting of the shareholders, written notice of a shareholder’s intention to nominate persons for election to the Board of Directors must be delivered to us not later than the ninetieth (90th) day or earlier than the one hundred twentieth (120th) day prior to the first anniversary of the preceding year’s annual meeting. If an annual meeting of shareholders is held more than thirty (30) days before or more than sixty (60) days after the first anniversary of the preceding year’s annual meeting, notice by the shareholder must be delivered not earlier than one hundred twenty (120) days prior to such annual meeting and not later than the ninetieth (90th) day prior to such annual meeting or the tenth (10th) day following our first public announcement of the date of the annual meeting.

•
Provide that if the Board of Directors has determined that directors will be elected at a special meeting of the shareholders, written notice of a shareholder’s intention to nominate persons for election to the Board of Directors before such special meeting must be delivered to us not later than the ninetieth (90th) day or earlier than the one hundred twentieth (120th) day prior to the special meeting or the tenth (10th) day following our first public announcement of the date of the special meeting.

•	Provides specifications for the contents of the shareholder notice, including:
(1)	the name and address of such shareholder and of such beneficial owner;
(2)	the class or series and number of shares of our capital stock that are, directly or indirectly, owned beneficially and of record by such shareholder and by such beneficial owner;
(3)
any derivative positions with respect to shares of our capital stock held or beneficially held by or on behalf of such shareholder and by or on behalf of such beneficial owner, the extent to which any hedging or other transaction or series of transactions has been entered into with respect to the shares of our capital stock by or on behalf of such shareholder and by or on behalf of such beneficial owner, and the extent to which any other agreement, arrangement or understanding has been made, the effect or intent of which is to increase or decrease the voting power of such shareholder and such beneficial owner with respect to shares of our capital stock;

(4)	a representation that the shareholder is a holder of record of stock entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business or nomination;
(5)
a representation whether the shareholder or the beneficial owner, if any, intends or is part of a group that intends (a) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of our outstanding capital stock required to approve or adopt the proposal or elect the nominee or (b) otherwise to solicit proxies from shareholders in support of such proposal or nomination; and

(6)
as to each person whom the shareholder proposes to nominate for election as a director (x) all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to and in accordance with Regulation 14A under the United States Securities Exchange Act of 1934, as amended, and (y) such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected.

The above summary is qualified in its entirety by reference to the copy of the Bylaws attached as Exhibit 3.1 to our Current Report on 8-K filed with the United States Securities and Exchange Commission on May 19, 2009.

Item 6.  Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO. (1)
3(ii)	Amended and Restated By-laws of PICO. (2)
4.1	Form of Indenture relating to Debt Securities. (3)
10. 1†	Amendment to PICO Holdings, Inc. 2005 Long-Term Incentive Plan 2009 Restricted Stock Unit Award Agreement, dated as of April 2, 2009, by and between the Company and W. Raymond Webb. (4)
23.1	Consent of Daniel B. Stephens and Associates, Inc.
23.2	Consent of Peter A. Mock, Ph. D., R. G., P. H.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2009.
(3)	Incorporated by reference to the Form S-3 filed with Securities and Exchange Commission on November 20, 2007.
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 7, 2009

PICO HOLDINGS, INC.

By:   /s/ Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Authorized Signatory)