Form 10-Q
period 2009-11-05
PICO HOLDINGS INC /NEW
filed 2009-11-06
CIK 830122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 033-36383

PICO HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

California (State or other Jurisdiction of Incorporation or Organization)	94-2723335 (IRS Employer Identification No.)

875 Prospect Street, Suite 301
La Jolla, California  92037
(Address of principal executive offices) (Zip code)

Registrant’s Telephone Number, Including Area Code:  (858) 456-6022

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐ No ☒

On November 5, 2009, the registrant had 22,595,678 shares of common stock, $0.001 par value outstanding.

PICO HOLDINGS, INC.

FORM 10-Q
For the Three Months Ended June 30, 2009

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Investments	$163,452,340	$149,417,023
Cash and cash equivalents	160,578,910	96,316,018
Notes and other receivables, net	13,671,762	24,352,367
Reinsurance receivables	15,375,222	16,373,132
Real estate and water assets, net	296,344,731	271,714,300
Property and equipment, net	1,401,476	1,512,370
Deferred income taxes	26,280,413	25,274,232
Federal, foreign and state income taxes		4,519,920
Other assets	3,491,462	3,154,434
Total assets	$680,596,316	$592,633,796

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$26,230,284	$27,773,320
Deferred compensation	29,855,232	27,744,528
Bank and other borrowings	38,734,658	42,381,718
Federal, foreign and state income taxes	4,170,353
Other liabilities	13,846,419	16,988,040
Total liabilities	112,836,946	114,887,606

Commitments and Contingencies (Note 8)

Common stock, $.001 par value; authorized 100,000,000 shares, 27,020,473 issued and 22,595,678 outstanding at September 30, 2009 and 23,265,187 issued and 18,840,392 outstanding at December 31, 2008	27,020	23,265
Additional paid-in capital	539,473,676	439,381,715
Retained earnings	95,348,579	118,036,716
Accumulated other comprehensive income (loss)	13,816,500	(1,423,863)
Treasury stock, at cost (common shares: 4,424,795 in 2009 and 2008)	(78,271,643)	(78,271,643)
Total PICO Holdings, Inc. shareholders’ equity	570,394,132	477,746,190
Noncontrolling interest in subsidiaries	(2,634,762)
Total shareholders' equity	567,759,370	477,746,190
Total liabilities and shareholders' equity	$680,596,316	$592,633,796

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Revenues:
Net investment income	$1,441,156	$2,599,056	$4,448,666	$8,709,605
Net realized gain (loss) on sale and impairment of investments	(2,010,010)	(2,313,541)	(13,090,637)	47,758,894
Sale of real estate and water assets	535,850	429,956	5,803,880	1,735,727
Gain on sale of water storage		8,715,682		8,715,682
Rents, royalties and lease income	492,975	166,972	1,037,266	488,903
Other	504,618	234,366	1,440,000	824,240
Total revenues (charges)	964,589	9,832,491	(360,825)	68,233,051
Costs and Expenses:
Operating and other costs	7,982,476	1,678,632	28,082,868	10,867,713
Impairment loss			12,378,000
Interest expense			949,279
Cost of real estate and water assets sold	306,914	145,369	1,807,219	467,267
Depreciation and amortization	304,496	334,600	976,811	939,268
Total costs and expenses	8,593,886	2,158,601	44,194,177	12,274,248
Income (loss) before income taxes	(7,629,297)	7,673,890	(44,555,002)	55,958,803
Provision (benefit) for income taxes	(4,972,908)	7,213,702	(18,890,763)	29,508,763
Net income (loss)	(2,656,389)	460,188	(25,664,239)	26,450,040
Net loss attributable to the noncontrolling interests	832,192	72,329	2,976,102	678,459
Net income (loss) attributable to PICO Holdings, Inc.	$(1,824,197)	$532,517	$(22,688,137)	$27,128,499

Net income (loss) per common share – basic:	$(0.08)	$0.03	$(1.11)	$1.44
Weighted average shares outstanding	22,590,392	18,835,598	20,383,087	18,834,620
Net income (loss) per common share – diluted:	$(0.08)	$0.02	$(1.11)	$1.43
Weighted average shares outstanding	22,590,392	19,026,136	20,383,087	18,930,047

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009

			PICO Holdings, Inc. Shareholders
	Total	Comprehensive Loss	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Paid-in Capital	Treasury Stock	Non-controlling Interest
Beginning balance, January 1, 2009	$477,746,190		$118,036,716	$(1,423,863)	$23,265	$439,381,715	$(78,271,643)
Sale of subsidiary shares	513,030					171,690		$341,340
Common stock offering, net of $5.4 of expenses	95,731,034				3,750	95,727,284
Restricted stock award	49,462				5	49,457
Stock appreciation rights	2,991,447					2,991,447
Restricted stock units	1,152,083					1,152,083
Comprehensive income:
Net loss	(25,664,239)	$(25,664,239)	(22,688,137)					(2,976,102)
Other comprehensive income (loss), net of tax:
Unrealized gains on securities	13,444,740	13,444,740		13,444,740
Foreign currency translation	1,795,623	1,795,623		1,795,623
Other comprehensive income	15,240,363	15,240,363
Comprehensive loss	(10,423,876)	$(10,423,876)
Ending balance, September 30, 2009	$567,759,370		$95,348,579	$13,816,500	$27,020	$539,473,676	$(78,271,643)	$(2,634,762)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
OPERATING ACTIVITIES:
Net cash used in operating activities	$(24,342,912)	$(78,953,089)

INVESTING ACTIVITIES:
Purchases of investments	(19,237,419)	(31,470,177)
Proceeds from sale of investments	18,089,286	109,577,315
Proceeds from maturity of investments	1,510,000	62,192,968
Proceeds from the sale of water storage		11,749,900
Real estate and water asset capital expenditure	(197,623)	(2,207,511)
Other investing activities, net	79,182
Net cash provided by investing activities	243,426	149,842,495

FINANCING ACTIVITIES:
Proceeds from common stock offering, net	95,731,034
Sale of treasury stock for deferred compensation plans		28,374
Excess tax benefits from stock based payment arrangements		541,267
Repayments of borrowings	(11,009,465)
Proceeds from borrowings	4,427,040	6,152,331
Net cash provided by financing activities	89,148,609	6,721,972

Effect of exchange rate changes on cash	(786,231)	(8,825,026)

INCREASE IN CASH AND CASH EQUIVALENTS	64,262,892	68,786,352

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	96,316,018	70,791,025

CASH AND CASH EQUIVALENTS, END OF PERIOD	$160,578,910	$139,577,377

SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (refunded) for federal, foreign and state income taxes	$(20,839,259)	$13,643,030
Cash paid for interest (net of amounts capitalized)	$1,164,996
Non-cash investing and financing activities:
Construction in progress incurred but not paid		$1,280,783
Mortgage incurred to purchase land	$2,460,000	$3,374,186

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PICO Holdings, Inc. and subsidiaries (collectively, the “Company” or “PICO”) have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete consolidated financial statements.

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

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other-than-temporary impairments, application of the equity method of accounting, unpaid losses and loss adjustment expenses, reinsurance receivables, notes and other receivables, real estate and water assets, deferred income taxes, stock-based compensation and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of September 30, 2009 and December 31, 2008, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation:

At September 30, 2009, the Company had one stock-based payment arrangement outstanding:

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

Restricted Stock Unit Awards (RSU):

On March 3, 2009, as part of the board of directors’ annual review of compensation, the Company issued 300,000 RSU to certain officers of the Company.  These awards entitle the recipient, who must be continuously employed by the Company until the vesting date, which is March 3, 2012, the right to receive one share of PICO common stock with no monetary payment required.  RSU do not vote and are not entitled to receive dividends.  The total fair value of the awards was $5.9 million based on the Company’s closing stock price on the date of grant.  This compensation expense will be recognized ratably over the vesting period of three years.  The Company recorded $494,000 and $1.2 million of compensation expense for these awards during the three and nine months ended September 30, 2009, respectively.  No compensation expense for RSU was recorded during the three or nine months ended September 30, 2008.

Restricted Stock Awards (RSA):

During the nine months ended September 30, 2009, as part of a duly adopted revised director annual compensation program established in 2008, the Company issued 5,286 RSA to the non-employee members of the board of directors of the Company that vest in one year.  Until vested, the shares are held in escrow, however, the shares can be voted and the holder is entitled to dividends, if any.  The total fair value of the awards was $153,000 based on the Company’s closing stock price on the date of grant and is recognized over the vesting period of the award, which began in the second quarter of 2009.

A summary of RSA and RSU awards under the Plan is as follows:

Outstanding at January 1, 2009 (all RSA)	4,200
Granted (RSU – expected to vest in March 2012)	300,000
Granted (RSA – expected to vest in May and August 2010)	5,286
Total RSA and RSU Outstanding at September 30, 2009	309,486

Stock – Settled SAR:

There were no SAR granted or exercised during the three or nine months ended September 30, 2009 or 2008.  At September 30, 2009, none of the outstanding SAR were in-the-money.

During 2007, the Company granted 659,409 SAR to various members of management.  Compensation expense recognized for these grants was $997,000 and $3 million for the three and nine months ended September 30, 2009 and 2008, respectively.

The fair value of each award was estimated on the date of grant using a Black-Scholes option pricing model that uses various assumptions and estimates to calculate a fair value as described below.

Expected volatility was based on the actual trading volatility of the Company’s common stock.  The Company used historical experience to estimate expected forfeitures and expected terms.  The expected term of a SAR grant represented the period of time that the SAR was expected to be outstanding.  The risk-free rate was the U.S. Treasury Bond yield that corresponded to the expected term of each SAR grant.  Expected dividend yield was zero as the Company had not and does not foresee paying a dividend in the future.  Forfeitures were estimated to be zero based on the strike price and expected holding period of the SAR.

Expected volatility	29% — 31%
Expected term	7 years
Risk-free rate	4.3% — 4.7%
Expected dividend yield	0%
Expected forfeiture rate	0%

A summary of SAR activity under the Plan is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at January 1, 2009	1,995,018	$36.89	7 years
Granted
Exercised
Outstanding at September 30, 2009	1,995,018	$36.89
Exercisable at September 30, 2009	1,938,993	$36.66	7 years

A summary of the status of the Company’s unvested SAR as of September 30, 2009 and changes during the period is as follows:

	SAR	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	275,828	$18.31
Granted
Vested	219,803	18.15
Unvested at September 30, 2009 (expected to vest over the next year)	56,025	$18.93

Deferred Compensation:

The Company reports the investment returns generated in the deferred compensation accounts within the Company’s financial statements (with a corresponding increase in the trust assets) and an expense is recorded within the caption, “Operating and other costs” for increases in the market value of the assets held with a corresponding increase in the deferred compensation liability (except in the case of PICO stock, which is reported as Treasury Stock, at cost).  In the event the trust assets decline in value, the Company will reverse previously expensed compensation.

At September 30, 2009 and December 31, 2008, the Company had $29.9 million and $27.7 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.  The assets of the plan are held in Rabbi Trust accounts.  Such trusts hold various investments that are consistent with the Company’s investment policy.  The investments are held in separate accounts, accounted for as available for sale securities, and are reported in the accompanying condensed consolidated balance sheets within the line item “Investments.”  Assets of the trust will be distributed according to predetermined payout elections established by each employee or members of the board of directors.

The deferred compensation liability increased during the nine months ended September 30, 2009 primarily due to increases in the fair value of the invested assets offset by distributions of $2.1 million to various participants.  Included in operating and other costs in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2009, is compensation expense of $1.9 million and $4.2 million, respectively.  For the three and nine months ended September 30, 2008 the Company reported a recovery of $2.5 million and $3.3 million, respectively.

Notes and Other Receivables:

Notes and other receivables include installment notes from the sale of real estate and water assets.  These notes generally have terms ranging from three to ten years, with interest rates from 8% to 10%.  The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends.  The notes are typically secured by the assets which allows the Company to recover the underlying property if and when a buyer defaults.  No significant provision for bad debts was required on any installment notes from the sale of real estate and water assets during the three or nine months ended September 30, 2009 and 2008.  At December 31, 2008, notes and other receivables also include a $10.2 million receivable from a third party for potential tax liabilities.  During the nine months ended September 30, 2009 the Company reversed the tax liabilities and related receivable as a result of an income tax statute expiring.

Operating and Other Costs:

For the three and nine months ended September 30, 2009, the Company reported a foreign currency gain of $1.5 million and loss of $252,000, respectively.  For the three and nine months ended September 30, 2008, the Company reported a foreign currency gain of $3.5 million and $7.3 million, respectively.  In each period, the net foreign currency gain or loss includes the effects of a Swiss Franc denominated loan from PICO Holdings to one of its subsidiaries.  Included in the nine months ended September 30, 2009 only, the Company also reported a $1.1 million foreign currency loss on certain third party foreign receivables.  This receivable was collected on March 31, 2009.

Provision for Income Taxes:

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

In assessing the realization of deferred income taxes, management considers whether it is more likely than not that any deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.  If it is more likely than not that some or all of the deferred income tax assets will not be realized, a valuation allowance is recorded.

The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.  For the nine months ended September 30, 2009, the Company recorded approximately $111,000 in interest and reduced accrued interest and penalties by $4.1 million related to uncertain tax positions.  For the nine months ended September 30, 2008, the Company recorded approximately $1.7 million in interest and penalties related to uncertain tax positions.  During the three months ended September 30, 2009, the Company decreased tax liabilities for uncertain tax positions by $4.3 million.  The decrease was primarily as a result of the statute closing on a tax liability for a subsidiary in receivership.  The Company also reversed the related receivable from a third party, which would have offset any potential tax liabilities of the subsidiary.  The tax years 2003-2008 remain open to examination by the taxing jurisdictions to which the Company’s significant operations are subject.

The effective income tax rate for the three and nine months ended September 30, 2009 is 65% and 42%, respectively, and 94% and 53% for the three and nine months ended September 30, 2008, respectively.  The effective rate differs from the statutory rate primarily due to the recognition or reversal of interest expense and penalties on uncertain tax positions, operating losses without any associated tax benefit from subsidiaries that are excluded from the consolidated federal income tax return, certain non-deductible compensation expense, and state income tax charges.  The effective rate differs from the statutory rate for the three months ended September 30, 2008 due also to the recognition of income taxes of $4.6 million on previously untaxed earnings and profits of the Company’s wholly owned subsidiary, Global Equity AG.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that is a revision to existing accounting guidance related to the transfers and servicing of financial assets and extinguishments of liabilities, and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets.  It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure.  This guidance is effective for interim and annual periods ending after November 15, 2009.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new accounting guidance that amends existing accounting guidance related to variable interest entities.  The new guidance:  (a) requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity; (b) requires ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur; (c) eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (d) amends certain guidance for determining whether an entity is a variable interest entity; (e) adds an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur; (f) eliminates the exception for troubled debt restructuring regarding variable interest entity reconsideration; and (g) requires advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The new guidance is effective for the first annual reporting period that begins after November 15, 2009.  Earlier adoption is prohibited.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance identifying the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities which are presented in conformity with U.S. GAAP (the GAAP hierarchy).  It establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  The new guidance explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative U.S. GAAP for SEC registrants.  The new guidance is effective for interim or annual financial periods ending after September 15, 2009.  The Company adopted this statement and has updated all existing U.S. GAAP references to the new codification.

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events.  This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  This guidance is effective for all interim and annual periods ending after June 15, 2009.  The Company adopted this guidance upon its issuance and it had no material impact on its consolidated financial statements.  The Company has evaluated subsequent events through November 5, 2009, the date of issuance of its consolidated financial statements.

In April 2008, the FASB issued new accounting guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset for intangible assets acquired after adoption.  Under the guidance an entity should consider its own historical experience in renewing similar arrangements, or market participant assumptions in the absence of historical experience.  The guidance also requires disclosures to enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interest in consolidated financial statements.  This new guidance clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. The Company adopted this new guidance on January 1, 2009.  There were no noncontrolling interests in the Company’s consolidated balance sheet at December 31, 2008 to be reclassified to the shareholders’ equity section as of January 1, 2009.  However, for the three and nine months ended September 30, 2009, the Company recorded noncontrolling interest in losses of its less than wholly owned subsidiaries of $832,000 and $3 million, respectively.  These noncontrolling interests were previously reduced to zero and consequently under previous accounting guidance such additional losses were not recorded.  The Company adjusted the noncontrolling interest of $72,000 and $678,000 for the three and nine months ended September 30, 2008, respectively, for the retrospective adoption of the new guidance.

In April 2009, the FASB issued new accounting guidance related to investments in debt securities for which other-than-temporary impairments may be recorded.  If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components:  (1) the amount related to credit losses (recorded in earnings), and (2) all other amounts (recorded in other comprehensive income).  This new guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments.  This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The Company adopted this guidance upon its issuance, and it had no material impact on the consolidated financial statements.  See Note 4, “Disclosure About Fair Value of Financial Instruments” for these disclosures.

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

For the three and nine months ended September 30, 2009, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on the loss per share was anti-dilutive.  For the three and nine months ended September 30, 2008 the Company’s stock-settled SAR were included in the diluted per share calculation using the treasury stock method.

3.	Comprehensive Income (Loss)

Comprehensive income or loss, net of income tax is comprised of the following:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net income (loss)	$(2,656,389)	$460,188	$(25,664,239)	$26,450,040
Other comprehensive income (loss), net of tax:
Net change in unrealized appreciation (depreciation) on available for sale securities	6,921,657	(11,741,988)	13,444,740	(49,050,037)
Net change in foreign currency translation	402,645	(6,996,290)	1,795,623	(6,225,055)
Total other comprehensive income (loss), net of tax	7,324,302	(18,738,278)	15,240,363	(55,275,092)
Comprehensive income (loss)	4,667,913	(18,278,090)	(10,423,876)	(28,825,052)
Comprehensive loss attributable to the noncontrolling interest	832,192	72,329	2,976,102	678,459
Comprehensive income (loss) attributable to PICO Holdings, Inc.	$5,500,105	$(18,205,761)	$(7,447,774)	$(28,146,593)

Total comprehensive income for the three months ended and loss for the nine months ended September 30, 2009 is net of a deferred income tax charge of $1.2 million and a deferred income benefit of $1 million, respectively.  Total comprehensive loss for the three and nine months ended September 30, 2008 is net of deferred income tax benefit of $3.6 million and $27.3 million, respectively.

The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2009	December 31, 2008

Net unrealized appreciation on available for sale investments	$25,011,716	$11,566,976
Foreign currency translation	(11,195,216)	(12,990,839)
Accumulated other comprehensive income (loss)	$13,816,500	$(1,423,863)

The accumulated balance is net of deferred income tax liabilities of $8.9 million at September 30, 2009 and a deferred income tax asset of $1.7 million at December 31, 2008.

The following table reports the cost and carrying value of investments at September 30, 2009 and December 31, 2008:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
September 30, 2009:
Fixed maturities:
U.S. Treasury securities	$1,106,996	$79,207		$1,186,203
Municipal bonds	3,181,552	203,208		3,384,760
Corporate bonds	18,851,894	2,878,092	$(2,651,336)	19,078,650
Government sponsored enterprises	20,112,117	369,218	(124,841)	20,356,494
	43,252,559	3,529,725	(2,776,177)	44,006,107
Marketable equity securities	85,600,467	34,528,343	(682,577)	119,446,233
Total	$128,853,026	$38,058,068	$(3,458,754)	$163,452,340

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
December 31, 2008:
Fixed maturities:
U.S. Treasury securities	$1,110,327	$111,407		$1,221,734
Municipal bonds	2,137,003		$(8,523)	2,128,480
Corporate bonds	25,627,851	34,460	(7,822,451)	17,839,860
Government sponsored enterprises	7,442,611	425,877		7,868,488
	36,317,792	571,744	(7,830,974)	29,058,562
Marketable equity securities	102,322,281	27,348,470	(9,312,290)	120,358,461
Total	$138,640,073	$27,920,214	$(17,143,264)	$149,417,023

The following table summarizes the market value of those investments in an unrealized loss position for periods less than or greater than 12 months:

	2009		2008
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
Municipal bonds			$2,128,480	$8,523
Government Sponsored	$13,383,570	$124,841
Corporate bonds			5,290,363	1,586,298
	13,383,570	124,841	7,418,843	1,594,821
Marketable equity securities	4,261,731	400,824	40,880,566	9,290,041
Total	$17,645,301	$525,665	$48,299,409	$10,884,862

	2009		2008
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
Corporate bonds	$11,084,481	$2,651,336	$10,044,022	$6,236,152
Marketable equity securities	3,281,357	281,753	160,430	22,250
Total	$14,365,838	$2,933,089	$10,204,452	$6,258,402

Marketable equity securities:  The Company’s investments in marketable equity securities totaled $119.4 million at September 30, 2009, and principally consist of common stock of publicly traded small-capitalization companies in the U.S. and selected foreign markets.  Equities are researched, and selected for purchase, on a case by case basis depending on the fundamental characteristics of the individual security.  The gross unrealized gains and losses on equity securities, after recognition of other-than-temporary impairment losses, were $34.5 million and $683,000, respectively, at September 30, 2009 and $27.3 million and $9.3 million, respectively, at December 31, 2008.  The Company reviewed its equity securities in an unrealized loss position, and concluded that these investments were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information did not indicate impairment.  The primary cause of the losses is due to the recent overall market decline.  During the three and nine months ended September 30, 2009, the Company recorded $5.2 million and $13.1 million, respectively, of other-than-temporary impairment charges on marketable equity securities.  During the three and nine months ended September 30, 2008, the Company recorded $5.6 million and $7.5 million, respectively, of other-than-temporary impairment charges on marketable equity securities.

Corporate Bonds and US Treasury Obligations:  At September 30, 2009, the Company’s bond portfolio consisted of $19.1 million of publicly traded corporate bonds, $1.2 million U.S. Treasury obligations, $3.4 million of State of California general obligation municipal bonds and $20.4 million of government sponsored enterprise bonds.  The U.S. Treasury, municipal and government sponsored enterprise bonds are typically held to meet state regulatory capital and deposit requirements.  The remainder of the bond portfolio consists of corporate bonds, which are researched, and selected for purchase, on a case by case basis depending on the maturity and yield-to-maturity of the bond available for purchase, and an analysis of the fundamental characteristics of the issuer.  The total bond portfolio had gross unrealized gains and losses of $3.5 million and $2.8 million, respectively, at September 30, 2009 and gross unrealized gains and losses of $572,000 and $7.8 million, respectively, at December 31, 2008.  The Company does not consider the unrealized losses on the bond portfolio to be other-than-temporarily impaired because the Company intends to hold, and will not be required to sell, these particular securities, and the Company expects to recover the entire amortized cost basis.  The Company believes that the unrealized losses are primarily attributable to the reduced availability of credit throughout the U.S. economy, which is affecting the market prices of all bonds other than those issued by the U.S. Treasury, as well as deterioration of the underlying issuer of certain bonds held by the Company.  During the three and nine months ended September 30, 2009, the Company recorded impairment charges of zero and $5.1 million, respectively, on corporate bonds due to deterioration of the underlying issuer's financial condition.  During the three and nine months ended September 30, 2008, the Company recorded impairment charges of $49,000 and $449,000, respectively, on corporate bonds due to deterioration of the underlying issuer's financial condition.

Approximately $1.4 million of the Company's investment portfolio does not have a readily available market value.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2009 by level within the fair value hierarchy.  Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
Available for sale securities (A)	$158,893,563		$3,207,560	$162,101,123
Liabilities
Deferred compensation (B)	$29,855,232			$29,855,232

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

(B) Deferred compensation plans are compensation plans directed by the Company and structured as Rabbi Trusts for certain executives and non-employee directors.  The investment assets of the Rabbi Trust are valued using quoted market prices multiplied by the number of shares held in each trust account including the shares of PICO Holdings common stock held in the trusts.  The related deferred compensation liability represents the fair value of the investment assets.

The following table is a reconciliation of the beginning and ending balance of Level 3 assets held by the Company at September 30, 2009.  During the nine months ended September 30, 2009, one bond was transferred from level 1 to level 3 as the deterioration of the underlying issuer caused the Company to value the securities based on unobservable inputs.

Asset Description	Fair Value at Beginning of Period	Unrealized Gains Included in Income	Accumulated Other Comprehensive Income	Purchases, Sales, and Issuances	Transfers In	Fair Value at End of Period
Available for sale securities	$2,998,055		$89,995		$119,510	$3,207,560

The following table sets forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis for the nine months ended September 30, 2009 by level within the fair value hierarchy.  Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset:

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Intangible asset (applications for water rights)		$3,953,033		$12,378,000

As of March 31, 2009, the Company had a non-recurring fair value measurement for an intangible asset with a carrying amount of $16.4 million that was written down to its implied fair value of $4 million, resulting in an impairment charge of $12.4 million, which was included in earnings for the nine months ended September 30, 2009.  The implied fair value is estimated as the revenues the Company estimated it will receive on the sale of the intangible asset.

4.	Disclosures About Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that fair value:

--
Cash and Cash Equivalents:  Carrying amounts for these items approximate fair value because of the short maturity of these instruments.  The majority of the Company’s cash is held in the Federated Government Obligations Money Market.

--
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

--
Borrowings: Carrying amounts for these items approximates fair value because current interest rates and, therefore, discounted future cash flows for the terms and amounts of loans are not significantly different from the original terms.

The table below presents the carrying values and estimated fair values for certain of the Company’s financial instruments at September 30, 2009.

	September 30, 2009
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$160,578,910	$160,578,910
Fixed maturities	$44,006,108	$44,006,108
Equity securities	$119,446,232	$119,446,232
Notes and other receivables, net	$13,671,762	$13,671,762
Financial liabilities:
Borrowings	$38,734,658	$38,734,658

5.	Segment Reporting

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

The accounting policies of the reportable segments are the same as those described in the Company’s 2008 Annual Report on Form 10-K filed with the SEC.  Management analyzes segments using the following information:

Segment assets:

	September 30, 2009	December 31, 2008
Total Assets:
Water Resource and Water Storage Operations	$206,778,238	$225,870,410
Real Estate Operations	126,689,002	97,592,062
Corporate	186,965,161	111,984,967
Insurance Operations in Run Off	160,163,915	157,186,357
	$680,596,316	$592,633,796

Segment revenues and expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues (Charges):
Water Resource and Water Storage Operations	$389,933	$9,145,309	$3,974,870	$10,342,490
Real Estate Operations	926,493	953,658	3,903,414	4,119,835
Insurance Operations in Run Off	359,597	(507,898)	(4,231,576)	5,999,673
Corporate	(711,434)	241,422	(4,007,533)	47,771,053
Total revenues (charges)	$964,589	$9,832,491	$(360,825)	$68,233,051

Income (Loss) Before Taxes and Noncontrolling Interests:
Water Resource and Water Storage Operations	$(2,131,089)	$7,374,882	$(14,927,130)	$5,186,921
Real Estate Operations	(712,012)	(480,869)	(2,782,968)	381,911
Insurance Operations in Run Off	35,489	(1,010,152)	(5,793,044)	4,697,658
Corporate	(4,821,685)	1,790,029	(21,051,860)	45,692,313
Income (loss) before income taxes and noncontrolling interest	$(7,629,297)	$7,673,890	$(44,555,002)	$55,958,803

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

From 2005 through 2008, Vidler conducted additional studies and incurred and capitalized approximately $16.4 million to date, collecting data and drilling a series of production and monitoring wells to obtain the requisite evidence to support the applications.  Once completed, Vidler submitted the data to the State Engineer for final ruling.

On April 29, 2009, the Nevada State Engineer issued its ruling and granted Vidler only 396 acre feet of additional water rights.  While the Company has appealed the decision, given the current market value of these water rights, the Company determined it would recover approximately $4 million of the total capitalized cost incurred to date.  Consequently, an impairment loss of approximately $12.4 million was recorded during the nine months ended September 30, 2009.

The Company did not identify any other impairment indicators on its real estate or water assets during the nine months ended September 30, 2009.
7.	Stock Offering

The Company completed public offerings of its common stock of 3,055,556 shares on June 10, 2009, and 694,444 shares on June 15, 2009, each at a price of $27 per share.  The aggregate net proceeds from the offerings were approximately $95.7 million, after deducting $5.5 million in underwriting commission and offering expenses.  The offerings were made pursuant to the Company’s shelf registration statement on Form S-3 that was declared effective on December 3, 2007.

8.	Commitments and Contingencies

The Company is subject to various other litigation matters that arise in the ordinary course of its business.  Certain of our insurance subsidiaries are frequently a party in claims proceedings and actions regarding insurance coverage, all of which are considered routine and incidental to our business.  Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.  Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

Exegy Litigation:

HyperFeed Technologies, Inc. (“HyperFeed”), previously PICO’s majority-owned subsidiary, was a provider of enterprise-wide ticker plant and transaction technology software and service that enabled financial institutions to process and use high performance exchange data with Smart Order Routing and other applications.  During 2006, PICO and HyperFeed negotiated a business combination with Exegy Incorporated (“Exegy”).  On August 25, 2006, PICO, HyperFeed, and Exegy entered into a contribution agreement, pursuant to which the common stock of HyperFeed owned by PICO would have been contributed to Exegy in exchange for Exegy's issuance of certain Exegy stock to PICO.  However, in a letter dated November 7, 2006, Exegy informed PICO and HyperFeed that it was terminating the agreement.  In connection with the termination of the contribution agreement, the parties filed certain lawsuits.

The lawsuit filed by Exegy against PICO and HyperFeed sought monetary damages and declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 contribution agreement was valid.  The lawsuit filed by PICO and HyperFeed against Exegy alleged that Exegy’s termination of the contribution agreement was wrongful and in bad faith.  Both cases were consolidated in the United States Bankruptcy Court, District of Delaware.

During the second quarter of 2009, as part of a global resolution of the HyperFeed bankruptcy estate, the parties reached an agreement to resolve both lawsuits.  The settlement agreement was submitted to the Bankruptcy Court for approval, and on September 10, 2009, the Bankruptcy Court issued an order approving the agreement.  The settlement fully resolves all outstanding litigation among PICO, HyperFeed, and Exegy relating to the termination of the contribution agreement and the failed business combination.   Concurrent with the order approving the settlement, the bankruptcy proceedings for HyperFeed were completed and the company was dissolved. The settlement did not have a material impact on the Company’s condensed consolidated financial statements.

Fish Springs Ranch, LLC:

In 2006, the Company started construction of a pipeline from Fish Springs in northern Nevada to the north valleys of Reno, Nevada.  The final regulatory approval required for the pipeline project was a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006.  Subsequently, there were two protests against the ROD, and the matter was appealed and subsequently dismissed.  However, in October 2006, one protestant, the Pyramid Lake Paiute Tribe (the “Tribe”), filed an action with the United States District Court against the Bureau of Land Management and United States Department of the Interior.  The Tribe asserted that the exportation of 8,000 acre-feet of water per year from Fish Springs would negatively impact their water rights located in a basin within the boundaries of the Tribe reservation.  The Company was able to reach a $7.3 million financial settlement with the Tribe that ended the dispute in September 2007.  The settlement agreement is pending ratification by the United States Congress.

Tule Desert Action to Reverse Ruling:

On May 27, 2009, Lincoln/Vidler filed a joint complaint against the Nevada State Engineer in the Seventh Judicial District Court of the State of Nevada.  On July 21, 2009, Lincoln/Vidler filed an additional United States federal complaint against two individuals in their official capacities as the Nevada State Engineer and the Acting Nevada State Engineer in the United States District Court for the District of Nevada.  As previously disclosed, in November 2002, the Nevada State Engineer awarded Lincoln/Vidler a joint permit for 2,100 acre-feet of municipal and industrial use water rights from the Tule Desert Groundwater Basin in Lincoln County, Nevada, and ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler.  Lincoln/Vidler conducted those additional engineering and scientific studies.  The results of those studies supported the 2002 ruling and were consistent with the potential drawdown of 7,240 acre-feet of water.

As required by the 2002 ruling, in 2008, Lincoln/Vidler submitted these studies to the Nevada State Engineer.  In April 2009, the Nevada State Engineer ruled that it would permit the appropriation of a total of 2,500 acre-feet, including the 2,100 acre-feet previously awarded in November 2002.  Accordingly, the 2009 ruling granted Lincoln/Vidler 396 acre-feet of additional permitted water rights instead of the 7,240 acre-feet of water rights that could have been granted pursuant to the 2002 ruling.  Lincoln/Vidler is seeking the reversal of the Nevada State Engineer’s 2009 ruling and the grant of a permit for an additional 7,240 acre-feet of water rights.

At a hearing held on July 24, 2009, the District Court Judge ruled in favor of Lincoln/Vidler, allowing discovery on various alleged improprieties by the State Engineers.  Discovery has been ongoing since August, 2009 in accordance with such District Court’s order.  At this time, the Company is unable to reasonably predict an outcome or estimate a range, if any, of any award or grant of relief.

9.	Subsequent Event

On October 13, 2009, the Company’s majority owned subsidiary, spigit, Inc. (“spigit”), received a $10 million equity investment from funds affiliated with Warburg Pincus LLC, a global private equity firm (“Warburg Pincus”).  Warburg Pincus now owns 46% of the outstanding voting shares of spigit and the Company’s voting shares were reduced from 74% to 37%.  spigit is a developer of social productivity software for enterprises and has established a customer base that includes several companies in the Fortune 2000.  The funds received by spigit will be used to continue spigit’s growth by expanding its product development and sales and marketing efforts.

Prior to the equity financing transaction, the Company’s carrying value in spigit was $643,000.  As a result of spigit issuing additional voting shares, the Company no longer has a controlling financial interest in spigit.  Consequently, the Company will deconsolidate spigit and change its accounting from consolidation to the equity method of accounting from the transaction date forward.  The Company expects to record a gain on deconsolidation of approximately $8.5 million before income taxes in the fourth quarter of 2009.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, and in other filings made from time to time with the United States  Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.  Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q.

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

Our business is separated into four operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Insurance Operations in “Run Off”; and
•	Corporate.

As of September 30, 2009, our major consolidated subsidiaries are:

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

RESULTS OF OPERATIONS--THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Shareholders’ Equity

At September 30, 2009, PICO had shareholders’ equity of $570.4 million ($25.24 per share), compared to $563.2 million ($24.93 per share) at June 30, 2009, and $477.7 million ($25.36 per share) at December 31, 2008.

The $7.2 million increase in shareholders’ equity during the third quarter of 2009 was primarily due to an increase of comprehensive income of $5.5 million, principally resulting from a $6.9 million net increase in unrealized appreciation in investments after-tax.  Book value per share attributable to PICO shareholders increased by $0.31, or 1.24%, during the third quarter of 2009.

The $92.6 million increase in shareholders’ equity during the first nine months of 2009 was primarily due to the sale of 3,750,000 new shares of PICO common stock for net proceeds of $95.7 million in June 2009.  Shareholders’ equity was decreased by a $7.4 million comprehensive loss, principally resulting from a net loss of $22.7 million, which was partially offset by a $13.4 million net increase in unrealized appreciation in investments after-tax.  Book value per share attributable to PICO shareholders decreased by $0.12, or 0.5%, during the first nine months of 2009.

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

For the third quarter of 2009, PICO recorded comprehensive income of $5.5 million.  This consisted of a $6.9 million net increase in unrealized appreciation in investments and a $403,000 foreign currency translation gain, which were partially offset by the third quarter’s $1.8 million net loss.

For the first nine months of 2009, PICO recorded a comprehensive loss of $7.4 million.  This consisted of a net loss of $22.7 million, which was partially offset by a $13.4 million net increase in unrealized appreciation in investments, and a $1.8 million foreign currency translation gain.

Segment Results of Operations

Segment revenues and income (loss) before taxes and noncontrolling interest for the third quarter and first nine months of 2009 and 2008 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Water Resource and Water Storage Operations	$390,000	$9,145,000	$3,975,000	$10,343,000
Real Estate Operations	926,000	954,000	3,903,000	4,120,000
Insurance Operations in “Run Off”	360,000	(508,000)	(4,232,000)	5,999,000
Corporate	(711,000)	241,000	(4,007,000)	47,771,000
Total Revenues (Charges)	$965,000	$9,832,000	$(361,000)	$68,233,000

Income (Loss) before income taxes and noncontrolling interest:
Water Resource and Water Storage Operations	$(2,131,000)	$7,375,000	$(14,927,000)	$5,187,000
Real Estate Operations	(712,000)	(481,000)	(2,783,000)	382,000
Insurance Operations in “Run Off”	35,000	(1,010,000)	(5,793,000)	4,698,000
Corporate	(4,821,000)	1,790,000	(21,052,000)	45,692,000
Total Income (Loss) before income taxes and noncontrolling interest	$(7,629,000)	$7,674,000	$(44,555,000)	$55,959,000

Third Quarter Net Income (Loss)

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

Our results of operations were $15.3 million lower in the third quarter of 2009 than in the third quarter of 2008.  The following more significant items comprise the majority of the decline in year over year results of operations:

•
In the third quarter of 2008, the Water Resource and Water Storage segment recorded a gain of $8.7 million from the sale of our interest in the Semitropic water storage facility.  We did not have a similar gain in the third quarter of 2009.

•	We recorded a $2 million unfavorable change in net foreign currency expense year over year.
•	We recorded a $5.2 million net unfavorable change in net deferred compensation revenues and expenses year over year.

Third quarter revenues were $965,000 in 2009, compared to $9.8 million in 2008, a decrease of $8.9 million year over year, principally due to revenues of $8.7 million recorded on the sale of our interest in the Semitropic water storage facility in the third quarter of 2008 with no equivalent revenues in 2009.

Third quarter costs and expenses were $8.6 million in 2009, compared to $2.2 million in 2008, a net $6.4 million expense increase.  This net increase was primarily due to a $4.4 million increase in deferred compensation expense year over year and a $2 million unfavorable change in foreign exchange gain.

For the three months ended September 30, 2009, PICO reported a net loss of $1.8 million ($0.08 per share).  In the third quarter of 2008, PICO reported net income of $533,000 ($0.02 per diluted share).

First Nine Months Net Income (Loss)

Our results of operations were $100.5 million lower in the first nine months of 2009 compared to the corresponding period of 2008.  The following more significant items comprise the majority of the decline in year over year results of operations:

•
In the first nine months of 2008, our results of operations included a $46.1 million realized gain on the sale of our interest in Jungfraubahn Holding AG (“Jungfraubahn”), an equity security that was held in the Corporate segment.  We did not have a similar gain in 2009.

•
In the first nine months of 2009, our results of operations were reduced by a $12.4 million charge for the impairment of our water assets in the Tule Desert Groundwater Basin in Lincoln County, Nevada, after the Nevada State Engineer ruled to award only a fraction of the water rights the Company had expected to receive.  See Part II, Item 1, Legal Proceedings.”  We did not have a similar charge in 2008.

•
We experienced an unfavorable change of $9.6 million in net realized investment gains and losses of our insurance companies’ investment portfolios in the first nine months of 2009 compared to the corresponding period in 2008 primarily as a result of other-than-temporary impairments of certain securities held in these portfolios.

•	We recorded a $7.5 million unfavorable change in net foreign currency expense year over year.
•	We recorded a $13.1 million unfavorable change in net deferred compensation revenues and expenses year over year.

Revenues for the first nine months were charges of $361,000 in 2009, compared to revenues of $68.2 million in 2008, a decrease of $68.6 million year over year.  This decline is due principally to the $46.1 million realized gain on the sale of our interest in Jungfraubahn recorded as revenue in 2008, and a $14.7 million unfavorable change in net realized investment gain or loss on the sale or impairment of securities in some of the investments held in our insurance company and deferred compensation portfolios.

Cost and expenses for the first nine months were $44.2 million in 2009, compared to $12.3 million in 2008.  A few expenses changed significantly year over year, combining to result in a $31.9 million expense increase.  This increase is due primarily to an impairment charge of $12.4 million related to our Tule Desert water assets, a $7.5 million unfavorable change in foreign exchange gain or loss and a $7.5 million increase in deferred compensation expense in 2009.

For the first nine months of 2009, PICO reported a net loss of $22.7 million ($1.11 per share).  For the first nine months of 2008, PICO reported net income of $27.1 million ($1.44 per diluted share).

Noncontrolling Interest In Subsidiaries

On January 1, 2009, we adopted the new accounting pronouncement over noncontrolling interests in our condensed consolidated financial statements.  We added back net losses to our condensed consolidated statement of operations of $832,000 in the third quarter of 2009, and $3 million in the first nine months of 2009, which represent the interest of noncontrolling shareholders in the losses of consolidated subsidiaries where the Company owns less than 100% of the subsidiary.

Our most significant subsidiary that is not wholly owned is Fish Springs Ranch, LLC (“FSR”).  Most of the losses attributable to the noncontrolling interests in our subsidiaries relate to our 49% partner’s share of the financing cost charged to FSR by our wholly-owned subsidiary, Vidler, on expenditures incurred for the Fish Springs pipeline project.

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Sale of real estate and water assets	$16,000	$8,849,000	$3,197,000	$9,095,000
Net investment income	173,000	144,000	215,000	893,000
Other	201,000	152,000	563,000	355,000
Segment total revenues	$390,000	$9,145,000	$3,975,000	$10,343,000

Expenses:
Cost of real estate and water assets sold	$(4,000)	$(29,000)	$(224,000)	(70,000)
Impairment of water assets			(12,378,000)
Depreciation and amortization	(273,000)	(265,000)	(808,000)	(825,000)
Overhead	(675,000)	(791,000)	(2,227,000)	(2,363,000)
Project expenses	(1,569,000)	(685,000)	(3,265,000)	(1,898,000)
Segment total expenses	$(2,521,000)	$(1,770,000)	$(18,902,000)	$(5,156,000)
Income (Loss) before income taxes and noncontrolling interests	$(2,131,000)	$7,375,000	$(14,927,000)	$5,187,000

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

The Company regularly reviews its real estate and water assets for events or changes in circumstances that might indicate that their carrying amounts may not be recoverable.  During the nine months ended September 30, 2009, the only impairment charge required was on the Tule Desert Groundwater Basin.
Segment Revenues

Vidler generated total revenues of $390,000 in the third quarter of 2009 compared to $9.1 million in the corresponding period of 2008, and $4 million in the first nine months of 2009 compared to $10.3 million in the corresponding period of 2008.

The decrease in revenues for both the three and nine month periods ended September 30, 2009 compared to the corresponding periods of 2008 is due primarily to the sale of Vidler’s remaining interest in the Semitropic Water Banking program for net revenue of $8.7 million which occurred in the third quarter of 2008.  In 2009, the most significant sale of real estate and water assets was our entire inventory of water in California (10,252 acre-feet) for $300 per acre-foot.  This transaction contributed $3.1 million to total segment revenues in the first nine months of 2009.  There were no significant real estate and water asset sales in the third quarter of 2009.

Net investment income has been earned primarily from the temporary investment of cash proceeds from the February 2007 equity offering by PICO.  The February 2007 stock offering raised net proceeds of $100.1 million, which were principally allocated to Vidler for new water resource and water storage acquisitions.  Throughout 2008, Vidler acquired several real estate and water assets with these proceeds, primarily in the western Nevada region, resulting in $678,000 lower investment income earned on liquid funds in the first nine months of 2009 compared to the corresponding period in 2008.  Net investment income in the third quarter of 2009 was higher by $29,000 than the third quarter of 2008 despite the reduction in liquid funds largely due to interest earned on notes issued as partial consideration for the sale of water assets.  Other revenues include farm lease income and water service fees.

Tule Desert Groundwater Basin and Impairment of Water Assets

The Lincoln County Water District and Vidler (“Lincoln/Vidler”) have entered into a water delivery teaming agreement to locate and develop water resources in Lincoln County, Nevada for planned projects under the County’s master plan.  As previously disclosed, Lincoln/Vidler jointly filed a permit application in 1998 for 14,000 acre-feet of water rights for industrial use from the Tule Desert Groundwater Basin in Lincoln County, Nevada.  In November 2002, the Nevada State Engineer awarded Lincoln/Vidler a permit for 2,100 acre-feet of water rights, which Lincoln/Vidler subsequently sold in 2005, and ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler (the “2002 Ruling”).  Subsequent to the 2002 Ruling and consistent with the Nevada State Engineer’s conditions, Vidler engaged independent experts to conduct these additional engineering and scientific studies.  These studies indicated that the pumping of an additional 7,240 acre-feet of water for 100 years would not cause unreasonable drawdown in the Tule Desert Groundwater Basin or surrounding basins, and that the recharge to the groundwater basin was as much as 10,500 acre-feet per annum.

During 2008, Lincoln/Vidler submitted comprehensive and substantial evidence to the Nevada State Engineer to support its permit applications as required by the 2002 Ruling.  On April 29, 2009, the Nevada State Engineer issued a ruling with respect to such applications (the “2009 Ruling”).  In the 2009 Ruling, the Nevada State Engineer determined that the perennial yield of the groundwater recharge in the Tule Desert Groundwater Basin is likely in the range of 2,500 to 5,000 acre-feet per annum.  The Nevada State Engineer further concluded that it would permit the appropriation of only one-half of the upper end of that range, or 2,500 acre-feet.  Since 2,100 acre-feet had already been appropriated to and permitted to Lincoln/Vidler under the 2002 Ruling, the Nevada State Engineer found that only 396 acre-feet of unappropriated water remained in the Tule Desert Groundwater Basin.  Accordingly, the 2009 Ruling granted Lincoln/Vidler 396 acre-feet of additional permitted water rights, instead of the applied for 7,240 acre-feet of water rights.

We believe that the data provided to the Nevada State Engineer appropriately supported our application for the additional 7,240 acre feet of water and was consistent with the 2002 Ruling.  Accordingly, on May 27, 2009, Lincoln/Vidler filed an appeal of the 2009 Ruling in Nevada District Court.  The outcome of any appeal is inherently uncertain and it may be a considerable period of time before Lincoln/Vidler is able to ascertain the final volume of water rights that will be permitted by the Nevada State Engineer from its applications in the Tule Desert Groundwater Basin.  In addition, on July 21, 2009, Lincoln/Vidler filed a federal action in the United States District Court for the District of Nevada against two individuals in their official capacities as the Nevada State Engineer and the Acting Nevada State Engineer.  Lincoln/Vidler’s action seeks prospective injunctive and declaratory relief against the Nevada State Engineer on the basis of the Nevada State Engineer’s failure to provide Lincoln/Vidler with substantive and procedural due process of law.  At a hearing held on July 24, 2009, the District Court Judge ruled in favor of Lincoln/Vidler, allowing discovery on various alleged improprieties by the State Engineer.  Discovery has been ongoing since August, 2009 in accordance with such District Court’s order.  The outcome of this federal action is inherently uncertain and it may be a considerable period of time before Lincoln/Vidler is able to obtain relief under this action, if at all.

As of December 31, 2008, our carrying value for the applications for the additional 7,240 acre-feet was $16.4 million, which primarily represented the data collection, drilling and monitoring costs and expenses incurred to collect, interpret and submit the groundwater data to the Nevada State Engineer.  Under agreements in place with developers at the time of ruling, Vidler would only record approximately $4 million of revenue from the 396 acre feet of water rights granted in the 2009 Ruling. Due to the 2009 Ruling, for the nine months ended September 30, 2009, the Company has written down the carrying value of these water rights and applications to their estimated recoverable value under the 2009 Ruling, and recorded a loss on impairment of approximately $12.4 million, before any related tax effects.

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

Overhead expenses were $116,000 lower year over year, at $675,000 in the third quarter of 2009, compared to $791,000 in the third quarter of 2008.  However, project expenses in the third quarter of 2009 increased by $884,000 to $1.6 million compared to $685,000 in the third quarter of 2008.  This increase was due primarily to additional professional fees incurred in 2009 as Vidler started a new water resource development project located in New Mexico, as well as legal costs incurred in connection with appealing the 2009 Ruling in the Tule Desert Groundwater Basin noted above.

Overhead expenses in the first nine months of 2009 of $2.2 million were slightly lower compared to $2.4 million of overhead expense in the corresponding period in 2008.  However, project expenses were $3.3 million in the first nine months of 2009, compared to $1.9 million in the first nine months of 2008.  As noted above in the comparison of the year over year change for the third quarter of 2009, the main reasons for the first nine months year over year increase of $1.4 million in project expenses is the commencement of a new water resource development project in New Mexico and increased legal costs as a result of appealing the 2009 Ruling in the Tule Desert Groundwater Basin.

Segment Results

The third quarter year over year decrease in the segment’s result before income taxes and noncontrolling interests of $9.5 million was principally due to the sale of Vidler’s remaining interest in the Semitropic Water Banking program for net revenue of $8.7 million in the third quarter of 2008.  There were no significant sales of real estate and water assets in the third quarter of 2009.  In addition, the segment’s year over year result for the first nine months before income taxes and noncontrolling interests decreased by $20.1 million, primarily due to the Semitropic transaction in 2008 noted above, as well as the impairment charge of $12.4 million on Vidler’s Tule Desert water asset in the first nine months of 2009 (with no similar charge in 2008).

New Mexico Project

As noted above, Vidler has commenced a new water resource development project in the state of New Mexico.  At this stage of the project, all expenditures relating to this venture are being expensed through the statement of operations as incurred, until such time we believe we have sufficient evidence that further expenditures will be recovered by subsequent cash flows generated from the sale of permitted water rights.  We are in the exploratory stage of the project.  We have conducted geophysical surveys and applied for and were granted exploratory and monitoring well permits from the State Engineer’s Office of New Mexico and our drilling operations are currently underway.

Vidler’s business plan is to drill exploratory and monitoring wells to prepare a groundwater flow model with the ultimate objective of being awarded permitted water rights by the New Mexico State Engineer’s Office.  Vidler has identified a demand of up to 1,500 acre feet of water per annum in and around the Santa Fe region of New Mexico.  We anticipate allocating up to $5 million in this project over the next two or three years.

REAL ESTATE OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Sale of real estate – Nevada Land	$45,000	$297,000	$430,000	$1,357,000

Sale of real estate - UCP	475,000		2,177,000
Net investment income	210,000	439,000	764,000	1,975,000
Other	196,000	218,000	532,000	788,000
Total revenues	$926,000	$954,000	$3,903,000	$4,120,000

Expenses:
Cost of real estate – Nevada Land	$(11,000)	$(116,000)	$(131,000)	$(398,000)

Cost of real estate - UCP	(292,000)		(1,452,000)
Operating expenses	(1,335,000)	(1,319,000)	(5,103,000)	(3,340,000)
Segment total expenses	$(1,638,000)	$(1,435,000)	$(6,686,000)	$(3,738,000)
Income (Loss) before income taxes and noncontrolling interests	$(712,000)	$(481,000)	$(2,783,000)	$382,000

Currently our businesses in the Real Estate Operations segment are largely conducted through Nevada Land and its operations in Nevada and UCP and its operations in California.

Both Nevada Land and UCP recognize revenue from real estate sales when a sale transaction closes.  At closing, the entire sales price is recorded as revenue, and the associated cost basis is reported as cost of real estate sold.  Since the date of closing determines the accounting period in which the revenue and cost of sales are recorded, our reported results fluctuate from quarter to quarter, depending on the dates when transactions close.  Consequently, results for any one quarter are not necessarily indicative of likely results for future quarters or the full financial year.  For purposes of this section, gross margin is defined as revenue less cost of sales, and gross margin percentage is defined as gross margin divided by revenue.

The Company regularly reviews its real estate and water assets for events or changes in circumstances that might indicate that their carrying amounts may not be recoverable.  During the nine months ended September 30, 2009, the only impairment charge required was on the Tule Desert Groundwater Basin, which is included in the results of our water segment.

UCP is continuing to purchase and develop finished and partially-entitled residential lots in select California markets.  As of September 30, 2009, UCP owns or controls a total of 546 finished lots (which includes three model homes and 12 partially completed homes) and 3,168 potential lots in various stages of entitlement.  The finished and entitled lots are primarily located in and around the Central Valley and in the Central Coast areas of California.  As of September 30, 2009, we have expended capital of approximately $68.4 million for the acquisition and development to date of these lots. Approximately $14.9 million of this capital has been financed by non–recourse, project specific debt.

During the third quarter of 2009, UCP acquired a note for a discount to its face value for a total, including acquisition costs, of approximately $22.6 million.  As planned, UCP subsequently foreclosed on the underlying real estate that acted as security for the note.  As a result of this foreclosure, UCP acquired 1,400 entitled residential units on a 244 acre site (“the East Garrison Master–Planned Community”) in Monterey County, California.  East Garrison is located on the north–east corner of the historic former Fort Ord Army base just outside Monterey, California.  The East Garrison Master–Planned Community consists of three phases which are based on the timing of development as contained within the approved master plan.  It is our current intention to complete the development of 441 partially finished lots in Phase 1 to fully finished lots (that is, lots with all horizontal infrastructure such as electricity, gas and sewer lines as well as roads and curbs).  We estimate that costs associated with completing the 441 lots and other property costs will total approximately $18 million over the next two or three years.  Currently we have no plans to complete any construction related to Phases 2 and 3 of East Garrison.

In the third quarter and first nine months of 2009, UCP sold five and 37 finished lots, respectively, from two separate developments in and around the Fresno metropolitan area that, as of September 30, 2009, UCP had held for approximately 17 months in one instance and approximately nine months in the other.  These sales generated segment revenues in the third quarter and first nine months of 2009 of $475,000 and $2.2 million, respectively, and contributed a gross margin of $183,000 (38.5%) and $725,000 (33.3%) in those same periods.  As a result of these transactions, UCP has sold its entire inventory of 17 lots in one of these developments and has entered into contracts to sell the remaining 32 lots in the other development in the fourth quarter of 2009 and in 2010.

In the third quarter of 2009, Nevada Land sold approximately 279 acres of real estate for $45,000.  The average sales price was $161 per acre, and our average basis in the land sold was $39.4 per acre.  The gross margin on sales of real estate was $34,000 (75.5%).

In the third quarter of 2008, Nevada Land sold approximately 2,543 acres of land for $297,000.  The average sales price was $117 per acre, and our average basis in the land sold was $46 per acre.  The gross margin on land sales was $181,000 (60%).

The third quarter segment result decreased by $231,000 year over year despite a year over year increase in the gross margin from sales of real estate of $36,000.  The third quarter segment result decreased primarily due to a year over year decrease in investment income of $229,000.  Operating expenses of $1.3 million were unchanged year over year for the third quarter.

In the first nine months of 2009, segment total revenues were $3.9 million compared to $4.1 million in the corresponding period in 2008.  As noted above, in the first nine months of 2009 UCP generated sales revenue of $2.2 million and a gross margin of $725,000 (33.3%).  In this same period, Nevada Land sold approximately 3,319 acres of real estate for $430,000.  The average sales price was $129 per acre, and our average basis in the land sold was $39.5 per acre.  The gross margin on land sales was $299,000 (69.5%).

In the first nine months of 2008, Nevada Land sold approximately 12,619 acres of land for $1.4 million.  The average sales price was $107 per acre, and our average basis in the land sold was $32 per acre.  The gross margin on sales of real estate was $959,000 (70%).

The first nine months segment result decreased by $3.2 million year over year despite the slightly increased gross margin from total segment real estate sales of $65,000.  The decrease in the segment’s year over year results were driven by several factors:

•
a decline in investment income of $1.2 million due to both the redeployment of  liquid funds for real estate acquisitions as well as decreased rates of interest available on liquid funds in the first nine months of 2009 compared to the corresponding period in 2008;

•	the complete write-off in 2009 of a note connected to a property held by us for potential alternative energy development which amounted to $807,000; and
•
a year over year increase in operating expenses at UCP of approximately $1.3 million.  UCP’s operating expenses in the first nine months of 2009 include interest expense of $349,000 from the non-recourse debt financing we have assumed on certain development properties compared to zero interest expense in 2008.

INSURANCE OPERATIONS IN “RUN OFF”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Net investment income	$471,000	$845,000	$2,103,000	$2,736,000
Net realized gain (loss) on sale or impairment of investments	(137,000)	(1,379,000)	(6,428,000)	3,171,000
Other	26,000	26,000	93,000	92,000
Segment total revenues (charges)	$360,000	$(508,000)	$(4,232,000)	$5,999,000

Expenses:
Segment total expenses	$(325,000)	$(502,000)	$(1,561,000)	$(1,302,000)
Income (Loss) before income taxes and noncontrolling interests	$35,000	$(1,010,000)	$(5,793,000)	$4,697,000

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

For the third quarter of 2009, the Insurance Operations in “Run Off” segment generated total revenues of $360,000, compared to a $508,000 charge in the third quarter of 2008.  Net investment income was $471,000 in the third quarter of 2009, compared to $845,000 in the third quarter of 2008.  The decrease in net investment income was due to a variety of factors, including a lower level of fixed-income investments in 2009, lower interest rates, and lower dividend payments from some stocks in the portfolio.

The Insurance Operations in “Run Off” segment generated total charges of $4.2 million in the first nine months of 2009, compared to revenues of $6 million in the first nine months of 2008.  Net investment income was $2.1 million in the first nine months of 2009, compared to $2.7 million in the first nine months of 2008.  The decrease in net investment income was due to a variety of factors, including a lower level of fixed-income investments in 2009, lower interest rates, and lower dividend payments from some stocks in the portfolio.

Net Realized Investment Gain (Loss)

The $137,000 net realized investment loss reported in the third quarter of 2009 principally consisted of $3.3 million in charges for other-than-temporary impairment of our holdings in various equities, which were partially offset by $3.2 million in realized gains on the sale of various portfolio holdings.

The $6.4 million net realized investment loss reported in the first nine months of 2009 principally consisted of $11 million in charges for other-than-temporary impairment of our holdings in various equities, which were partially offset by $4.6 million in realized gains on the sale of various portfolio holdings.

We regularly review any securities in which we have an unrealized loss.  If we determine that the decline in market value is other-than-temporary, under U.S. GAAP, we record a charge to reduce the basis of the security from its original cost (or previously written-down value, if a provision for other-than-temporary impairment has been recorded in a previous accounting period) to current carrying value, which is typically the market price at the balance sheet date when the provision was recorded.  The determination is based on various factors, primarily the extent and duration of the unrealized loss.  A charge for other-than-temporary impairment is a non-cash charge, which is recorded as a realized loss in our condensed consolidated statement of operations.  Charges for other-than-temporary impairment do not affect book value per share, as the after-tax decline in the market value of investments is already reflected in shareholders’ equity.  The written-down value becomes our new basis in the investment.

We determined that none of the bonds held by the insurance companies were impaired as of September 30, 2009.

The $1.4 million net realized investment loss reported in the third quarter of 2008 consisted of $3.9 million in gains on the sale of various portfolio holdings, which were more than offset by $5.3 million in charges for other-than-temporary impairment in various equities.

The $3.2 million net realized investment gain reported in the first nine months of 2008 consisted of $9.8 million in gains on the sale of various portfolio holdings, which were partially offset by $6.6 million in charges for other-than-temporary impairment in various equities.

Physicians Loss Reserves

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
	September 30, 2009	December 31, 2008
Net direct medical professional liability insurance reserves	$3,687,000	$3,834,000

Reserves decreased by $147,000 during the first nine months of 2009, due to payment of claims.  There were no unusual trends in claims during the first nine months of 2009.

Citation Loss Reserves

At September 30, 2009, Citation’s claims reserves were $7.4 million, net of reinsurance, consisting of $498,000 in net property and casualty insurance reserves and $6.9 million in net workers’ compensation reserves.  At December 31, 2008, Citation’s claims reserves were $8.1 million, net of reinsurance, consisting of $645,000 in net property and casualty insurance reserves and $7.4 million in net workers’ compensation reserves.  No unusual trends in claims were noted.

During the first nine months of 2009, Citation’s net property and casualty insurance reserves declined by $147,000, due to payment of claims.

During the first nine months of 2009, Citation’s net workers’ compensation reserves declined by $506,000, due to payment of claims.  Direct reserves decreased by $1.2 million, which was partially offset by the recovery of $742,000 from our reinsurers.

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
	September 30, 2009	December 31, 2008
Property & Casualty Insurance
Direct Reserves	$594,000	$741,000
Ceded Reserves	(96,000)	(96,000)
Net property and casualty insurance reserves	$498,000	$645,000

Workers’ Compensation
Direct Reserves	$21,950,000	$23,198,000
Ceded Reserves	(15,039,000)	(15,781,000)
Net workers’ compensation insurance reserves	$6,911,000	$7,417,000
Total net reserves	$7,409,000	$8,062,000

CORPORATE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Net realized gain (loss) on sale or impairment of investments	$(1,872,000)	$(959,000)	$(6,662,000)	$44,562,000
Net investment income	588,000	1,171,000	1,366,000	3,105,000
Other	573,000	29,000	1,289,000	104,000
Segment total revenues (charges)	$(711,000)	$241,000	$(4,007,000)	$47,771,000

Expenses:
Stock-based compensation expense	$(1,525,000)	$(997,000)	$(4,193,000)	$(2,991,000)
Net deferred compensation (expense) benefit	(1,878,000)	2,483,000	(4,206,000)	3,322,000
Net foreign exchange gain (loss)	1,456,000	3,472,000	(252,000)	7,267,000
Other	(2,163,000)	(3,409,000)	(8,394,000)	(9,677,000)
Segment total expenses	$(4,110,000)	$1,549,000	$(17,045,000)	$(2,079,000)
Income (loss) before income taxes and noncontrolling interests	$(4,821,000)	$1,790,000	$(21,052,000)	$45,692,000

Corporate consists of cash, majority interests in small businesses, and other parent company assets and liabilities. The segment also contains the deferred compensation assets held in trust for the benefit of several PICO officers and non-employee members of the board of directors, as well as the corresponding and offsetting deferred compensation liabilities.

During the first nine months of 2009, the total assets of the Corporate segment increased by $75 million to $187 million. The increase is principally due to the $95.7 million net proceeds from the June 2009 stock offerings being held in the parent company temporarily, until funds are allocated to subsidiaries for asset purchases and acquisitions.

The liquid funds are held in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Due to the nature of the instruments which this money market fund holds, we do not believe there is any significant credit risk in this fund.

Revenues in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.

Until April 2008, the largest asset in this segment was a 22.5% shareholding in Jungfraubahn, a publicly-traded Swiss corporation which operates railway and related tourism and transport activities in the Swiss Alps. In April 2008, we sold our interest in Jungfraubahn for net proceeds of $75.3 million, which resulted in a gain of $46.1 million before taxes in our condensed consolidated statement of operations in the second quarter and first nine months of 2008.

At September 30, 2009, all of the equity securities held in this segment are deferred compensation assets.

The expenses recorded in this segment primarily consist of holding company costs which are not allocated to our other segments, for example, rent for our head office, any stock-based compensation cost (see “Stock-Based Compensation Expense” below), and deferred compensation expense. In any accounting period, Corporate segment expenses can be increased, or reduced, by one or more individually significant expense or benefit items which occur irregularly, or fluctuate from period to period. Consequently, Corporate segment expenses are not necessarily directly comparable from period to period.

Segment Revenues

In the third quarter of 2009, segment revenues were a net charge of $711,000, compared to revenues of $241,000 in the third quarter of 2008.  The $952,000 year over year decrease was principally due to a $913,000 higher net realized investment loss and $583,000 lower net investment income in the third quarter of 2009 than in the previous year.

The $1.9 million net realized investment loss in the third quarter of 2009 essentially consisted of $1.9 million in charges for other-than-temporary impairment of securities held in deferred compensation accounts.

The $959,000 net realized investment loss in the third quarter of 2008 primarily consisted of net realized losses of $537,000 on the sale and distribution of securities held in deferred compensation accounts, and $432,000 in charges for other-than-temporary impairment of securities held in deferred compensation accounts.

For the first nine months of 2009, segment revenues were a net charge of $4 million, compared to revenues of $47.8 million in the first nine months of 2008, a decrease of $51.8 million year over year. In the first nine months of 2009, Corporate segment revenues included the $46.1 million realized gain on the sale of Jungfraubahn.  Revenues also decreased year over year due to an increase in net realized investment losses on securities other than Jungfraubahn of approximately $5.2 million, and $1.7 million lower net investment income.

The $6.7 million net realized investment loss in the first nine months of 2009 primarily consisted of $7.2 million in charges for other-than-temporary impairment of securities held in deferred compensation accounts, which were partially offset by $528,000 in realized gains on the sale of securities held in deferred compensation accounts.

The $44.6 million net realized investment gain for the first nine months of 2008 primarily consisted of $45.9 million in realized gains on the sale of securities (essentially Jungfraubahn), which was partially offset by charges of  $1.4 million for other-than-temporary impairment of securities held in deferred compensation accounts.

Segment Expenses

Third quarter segment expenses increased by approximately $5.6 million year over year.  This was principally due to an unfavorable change of approximately $4.4 million year over year in deferred compensation expense or benefit, and a $2 million lower net foreign exchange gain.

In the third quarter of 2009, segment expenses of $4.1 million:

•	included Stock-Based Compensation expense (principally SAR and RSU) of $1.5 million (see “Stock-Based Compensation Expense” below);
•	included deferred compensation expense of $1.9 million (see “Deferred Compensation Expense” below); and
•	were reduced by a $1.5 million net foreign exchange gain (see “Foreign Exchange Gain or Loss” below).

In the third quarter of 2008, a segment recovery of $1.5 million:

•	included Stock-Based Compensation (SAR) expense of $997,000;
•	were reduced by a $2.5 million recovery of deferred compensation expense; and
•	were reduced by a $3.5 million net foreign exchange gain.

First nine months segment expenses increased by approximately $14.9 million year over year. This was principally due to a $7.5 million increase in deferred compensation expense year over year, and a $7.5 million unfavorable change in foreign exchange gain/expense.

In the first nine months of 2009, segment expenses of $17 million:

•	included Stock-Based Compensation (principally SAR and RSU) expense of $4.2 million;
•	included a $252,000 foreign exchange expense; and
•	included deferred compensation expense of $4.2 million.

In the first nine months of 2008, segment expenses of approximately $2.1 million:

•	included Stock-Based Compensation (SAR) expense of $3 million; and
•	were reduced by a $7.3 million exchange rate gain; and
•	were reduced by a $3.3 million recovery of deferred compensation expense.

Stock-Based Compensation Expense

The Stock-Based Compensation Expense recognized in this segment principally consists of costs related to Stock Appreciation Rights (“SAR”) and Restricted Stock Units (“RSU”).

SAR

During 2007, 486,470 stock-settled SAR were granted to four officers with an exercise price of $42.71, and 172,939 stock-settled SAR were granted to one officer with an exercise price of $44.69. The SAR granted in 2007 vest over three years.  There were no SAR grants in 2008 and in the first nine months of 2009.

The SAR expense for the 2007 grants was calculated based on the estimated fair value of the vested SAR as of the award date. SAR expense related to the 2007 SAR grant of $997,000 was recorded in the third quarter of both 2009 and 2008, and $3 million was recorded in the first nine months of both 2009 and 2008.  The remaining SAR expense is not material.

At September 30, 2009, the exercise price of all granted SAR were higher than the closing PICO stock price ($33.35).

RSU

On March 3, 2009, the Compensation Committee granted 300,000 RSU to five of the Company’s officers.  The RSU awards vest on March 3, 2012.  If the officers are still employees of the Company on March 3, 2012, the officers will be issued new shares of PICO’s common stock for each RSU, less applicable withholding taxes (unless the officer elects to pay the withholding taxes in cash).

Compensation expense for the RSU grant will be recorded over the three year vesting period.  The RSU expense is calculated based on the estimated fair value of the RSU as of the award date, being $5.9 million, based on the closing sale price of PICO common stock on March 3, 2009 ($19.75).

RSU expense of $494,000 was recorded in the third quarter of 2009, and $1.2 million in the first nine months of 2009.  We expect to record the remainder of the $4.7 million in compensation expense related to the RSU granted in 2009 over the period until the RSU vest in March 2012.

Deferred Compensation Expense

The Corporate segment contains the liability to pay deferred compensation to various PICO officers and non-employee members of the board of directors who elected to defer regular compensation, bonuses, and/or the proceeds of SAR exercise in previous years.  The Corporate segment also includes the corresponding and offsetting deferred compensation assets held in trust for the officers, which will be used to pay the deferred compensation liabilities.

Over the life of each deferred compensation account, there is no net effect on our statement of operations, shareholders’ equity, or book value per share.  However, in individual accounting periods, deferred compensation can affect the statement of operations as investment income and realized gains (losses) on the sale or impairment of deferred compensation assets are recorded in this segment, as well as the change in deferred compensation payable, which fluctuates in line with the market value of the deferred compensation assets.

During accounting periods when the market value of the deferred compensation payable increases, such as the third quarter and first nine months of 2009, an expense is recorded in the Corporate segment.  Conversely, during accounting periods when the market value of the deferred compensation payable decreases, such as the third quarter and first nine months of 2008, a recovery of deferred compensation expense is recorded, which reduces segment expenses.

Consequently, we recorded deferred compensation expense of $1.9 million in the third quarter of 2009, compared to a $2.5 million recovery of deferred compensation expense in the third quarter of 2008.

For the first nine months of 2009, deferred compensation expense of $4.2 million was recorded, compared to a $3.3 million recovery of deferred compensation expense in the first nine months of 2008.

Foreign Exchange Gain or Loss

The Foreign Exchange Gain or Loss recorded in this segment for the first nine months of 2009 and 2008 consists of three separate foreign exchange effects.

Inter-Company Loan

PICO European Holdings, LLC (“PICO European”) holds a portfolio of interests in Swiss public companies.  PICO European is a wholly-owned subsidiary of Physicians Insurance Company of Ohio, and forms part of the Insurance Operations in “Run Off” segment.

Part of PICO European’s funding comes from a loan from PICO Holdings, Inc. (“PICO Holdings”), which is denominated in Swiss Francs.  Since the U.S. dollar is the functional currency for our financial reporting, under U.S. GAAP we are required to record a benefit or expense through the statement of operations to reflect fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar affecting the amount of the loan.  We record an offsetting amount within Other Comprehensive Income, and, as a result, there is no net impact on consolidated shareholders’ equity.

During accounting periods when the U.S. dollar appreciates relative to the Swiss Franc – such as third quarter of 2008 – under U.S. GAAP we are required to record an expense through the statement of operations to reflect the fact that PICO European owes PICO Holdings fewer U.S. dollars.

Conversely, during accounting periods when the Swiss Franc appreciates relative to the U.S. dollar – such as the third quarter of 2009 and the first nine months of 2008 and 2009 – under U.S. GAAP we are required to record a benefit through the statement of operations to reflect the fact that PICO European owes PICO Holdings more U.S. dollars.

Consequently, in the third quarter of 2009, an exchange rate benefit of $1.5 million decreased segment expenses, compared to an exchange rate expense of $3 million, which increased segment expenses, in the third quarter of 2008.

In the first nine months of 2009, an exchange rate benefit of $944,000 reduced segment expenses, compared to an exchange rate benefit of $124,000, which reduced segment expenses, in the first nine months of 2008.

U. S. dollars held by Global Equity AG

Following the sale of Jungfraubahn, Global Equity AG, our wholly-owned subsidiary, has held U.S. dollars for periods of time.  There is a second foreign exchange item due to the effect of fluctuation in the Swiss Franc-U.S. dollar exchange rate on the U.S. dollars held by Global Equity AG.

Since the Swiss Franc is Global Equity AG’s functional currency for financial reporting, Global Equity AG is required to record a benefit or expense through the statement of operations to reflect fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar affecting the U.S. dollars it holds. However, when Global Equity AG is consolidated into our group financial statements, we record an offsetting amount within Other Comprehensive Income, and, as a result, there is no net impact on consolidated shareholders’ equity.

During accounting periods when the U.S. dollar appreciates relative to the Swiss Franc, Global Equity AG records income through the statement of operations to reflect the increase in value of the U.S. dollars it holds, when expressed in Swiss Francs.

Conversely, during accounting periods when the U.S. dollar depreciates relative to the Swiss Franc, Global Equity AG records an expense through the statement of operations to reflect the decrease in value of the U.S. dollars it holds, expressed in Swiss Francs.

Consequently, in the third quarter of 2009, a $51,000 exchange rate expense increased segment expenses, compared to an exchange rate benefit of $6.5 million, which reduced segment expenses, in the third quarter of 2008.

In the first nine months of 2009, a $51,000 exchange rate expense increased segment expenses, compared to an exchange rate benefit of $7.1 million, which reduced segment expenses, in the first nine months of 2008.

Swiss Franc Tax Receivable

In the first nine months of 2009, there was a third foreign exchange item due to the effect of fluctuation in the Swiss Franc-U.S. dollar exchange rate on a tax receivable, which was denominated in Swiss Francs.  We recorded a foreign exchange expense of $1.1 million in the first nine months of 2009, being the difference between the receivable translated into U.S. dollars at the exchange rate on December 31, 2008 and the exchange rate when we converted the Swiss Francs received into U.S. dollars in April 2009.

LIQUIDITY AND CAPITAL RESOURCES—NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Cash Flow

Our assets primarily consist of our operating subsidiaries, cash and cash equivalents, and holdings in publicly-traded securities in our insurance companies and deferred compensation investment portfolios.  On a consolidated basis, the Company had $160.6 million in cash and cash equivalents at September 30, 2009, compared to $96.3 million at December 31, 2008.  In addition to cash and cash equivalents, at September 30, 2009 the consolidated group held fixed-income securities with a market value of $44 million, and equities with a market value of $119.4 million.

The cash and cash equivalents, fixed-income securities, and equities held in each segment at September 30, 2009 are:

•	the Water Resource and Water Storage Operations segment holds cash of $1.3 million;
•	the Real Estate Operations segment holds cash of $23.1 million;
•	the Insurance in “Run Off” segment holds cash of $11.2 million, fixed-income securities with a market value of $14.6 million, and equities with a market value of $110.3 million; and
•
the Corporate segment holds cash of $118.2 million and a fixed-income securities with a market value of $15.4 million.  In addition, cash of $6.8 million, fixed-income securities with a market value of $14 million, and equity securities with a market value of $7.8 million are held in deferred compensation Rabbi Trusts within the Corporate segment, which will be used to pay the deferred compensation liabilities.

In addition, $1.4 million of miscellaneous securities are held in the Real Estate Operations segment.

Our liquid funds are held in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Due to the nature of the instruments which this money market fund holds, we do not believe there is any significant credit risk in this fund.

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

•
Although UCP made some initial sales of lots during the second and third quarters of 2009, we are still acquiring finished and partially-developed residential lots in select California markets.  During the third quarter of 2009, we acquired a defaulted note at a cost of $22.6 million.  We foreclosed on the note as planned and, as a result, acquired 1,400 entitled residential units on a 244-acre property (East Garrison) in Monterey County, California.  Over the next two to three years, we plan to expend approximately $18 million to complete the first phase of the development and to prepare other parts of the property for potential future development;

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

Typically, our insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments.  The fixed-income securities held by our insurance companies consist of bonds with 10 years or less to maturity:

ISSUER	Fair Value September 30, 2009	Percentage

Government-sponsored enterprises	$6,763,000	46%
Other investment grade corporate	3,265,000	23%
State of California general obligation municipal	3,385,000	23%
U.S. Treasury	1,186,000	8%
	$14,599,000	100%

We hold no preferred stock, no mortgage-related securities, no collateralized debt obligations, no commercial paper, and no auction-rate securities.

As shown in our condensed consolidated statements of cash flow, cash and cash equivalents increased by $64.3 million in the first nine months of 2009, compared to a $68.8 million net increase in the first nine months of 2008.

During the first nine months of 2009, operating activities used $24.3 million in cash.  The principal operating cash inflows were a $15.1 million refund from the Swiss tax authorities, and the cash proceeds of real estate and water assets sales by Vidler, UCP and Nevada Land, as well as payments on notes related to sales in previous periods. In addition, cash flow was provided by investment income from the Insurance Operations in Run Off segment and from liquid funds held in the other segments.  Principal operating cash outflows include a net $35 million to acquire and develop real estate and water assets for future development, which is classified as an operating cash flow, since we are in the business of acquiring and developing real estate and water assets with a view to possible re-sale at an appropriate time in the future.  This includes the purchase of the East Garrison note discussed above for $22.6 million.  Other principal operating cash flows include overhead expenses and taxes.  In addition, $2.1 million was paid to two officers through a distribution of deferred compensation assets.

During the first nine months of 2008, operating activities used $79 million in cash.  The principal operating cash inflows were cash land sales and repayments on notes related to previous land sales by Nevada Land, as well as investment income from the Insurance Operations in Run Off segment and from liquid funds held in the other segments.  The principal cash outflow during the first nine months of 2008 was $53 million to acquire and develop real estate and water assets.

Investing activities provided $243,000 of cash in the first nine months of 2009.  This principally reflects the temporary investment of approximately $13.5 million of the parent company’s liquid funds in high quality fixed-income securities, and activity in our insurance company and deferred compensation investment portfolios.  We generated $16.6 million from the sale of stocks, and used $4.6 million to buy new stocks.  We received cash of $3 million from the maturity or call of bonds, and used $14.6 million to buy new bonds.

In the first nine months of 2008, investing activities provided $149.8 million of cash, including cash proceeds of $75.3 million from the sale of our interest in Jungfraubahn and $11.7 million from the sale of our interest in Semitropic.  During the first nine months of 2008, we received proceeds from the maturity and call of bonds of $76.5 million, and used $9.2 million to buy new bonds.  We generated $19.9 million from the sale of stocks other than Jungfraubahn, and used $22.2 million to buy new stocks.  In addition, $2.2 million was used for the purchase of property & equipment and costs capitalized to water infrastructure, which primarily related to the final stages of construction of the Fish Springs pipeline and associated infrastructure.

Financing activities provided $89.1 million of cash in the first nine months of 2009.  This primarily represents the net proceeds of approximately $95.7 million (after deducting approximately $5.5 million in underwriting commission and offering expenses) from the June 2009 public offerings of PICO common stock.  We also borrowed CHF 4.8 million ($4.4 million) under the Swiss Franc current account credit facility to purchase securities, and paid down the facility by CHF 9.1 million ($8.4 million) with proceeds from the sale of securities.  Also during the period, Vidler repaid $2.6 million in notes on ranch properties.

In April 2009, we refinanced a credit facility of 12.5 million Swiss Francs (“CHF”) ($12.1 million) for five years, with a new maturity date in May 2014 at a 3.72% fixed interest rate.  We have total borrowing capacity in Switzerland of CHF 25 million ($24.1 million), consisting of CHF 20 million ($19.3 million) of fixed advances due for repayment from 2011 to 2014, and a CHF 5 million ($4.8 million) current account credit facility.  At September 30, 2009, only the fixed advances of CHF 20 million ($19.3 million) were outstanding.  During the third quarter of 2009, we sold various securities and repaid all of the borrowings on the current account facility.  As of September 30, 2009 we had cash of CHF 217,000 ($209,000) in the current account.

Our only other borrowings consist of $14.9 million in non-recourse notes payable on properties owned by UCP, and $4.6 million in non-recourse notes payable on two of Vidler’s ranch properties.

Financing activities provided $6.7 million of cash in the first nine months of 2008, primarily due to a $6.2 million increase in Swiss Franc borrowings from our bank in Switzerland.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our condensed consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices.  We currently have interest rate risk as it relates to our fixed maturity securities, equity price risk as it relates to our marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies.  Generally, our borrowings are short to medium term in nature and therefore approximate fair value.  At September 30, 2009, we had $44 million of fixed maturity securities, $119.4 million of marketable equity securities that were subject to market risk, of which $63.5 million were denominated in foreign currencies, primarily Swiss francs. Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For fixed maturity securities we use duration modeling to calculate changes in fair value.  The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security.  At September 30, 2009, the model calculated a loss in fair value of $2.1 million.  For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities.  For investments denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment.  The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions.  The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $23.9 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect.  The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $8.8 million that would impact the foreign currency translation in shareholders’ equity.

Item 4:  Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II:  Other Information

Item 1:  Legal Proceedings

The Company is subject to various other litigation matters that arise in the ordinary course of its business.  Certain of our insurance subsidiaries are frequently a party in claims proceedings and actions regarding insurance coverage, all of which are considered routine and incidental to our business.  Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

Exegy Litigation:

HyperFeed Technologies, Inc. (“HyperFeed”), PICO’s majority-owned subsidiary, was a provider of enterprise-wide ticker plant and transaction technology software and services that enabled financial institutions to process and use high performance exchange data with Smart Order Routing and other applications. During 2006, PICO and HyperFeed negotiated a business combination with Exegy Incorporated (“Exegy”).  On August 25, 2006, PICO, HyperFeed, and Exegy entered into a contribution agreement, pursuant to which the common stock of HyperFeed owned by PICO would have been contributed to Exegy in exchange for Exegy's issuance of certain Exegy stock to PICO.  However, in a letter dated November 7, 2006, Exegy informed PICO and HyperFeed that it was terminating the agreement.  In connection with the termination of the contribution agreement, the parties filed certain lawsuits.

The lawsuit filed by Exegy against PICO and HyperFeed sought monetary damages and declaratory judgment that Exegy’s purported November 7, 2006 termination of the August 25, 2006 contribution agreement was valid.  The lawsuit filed by PICO and HyperFeed against Exegy alleged that Exegy’s termination of the contribution agreement was wrongful and in bad faith.  Both cases were consolidated in the United States Bankruptcy Court, District of Delaware.

During the second quarter of 2009, as part of a global resolution of the HyperFeed bankruptcy estate, the parties reached an agreement to resolve both lawsuits.  The settlement agreement was submitted to the Bankruptcy Court for approval, and on September 10, 2009, the Bankruptcy Court issued an order approving the agreement.  The settlement fully resolves all outstanding litigation among PICO, HyperFeed, and Exegy relating to the termination of the contribution agreement and the failed business combination.  The settlement did not have a material impact on the Company’s condensed consolidated financial statements.

Fish Springs Ranch, LLC:

In 2006, the Company started construction of a pipeline from Fish Springs in northern Nevada to the north valleys of Reno, Nevada.  The final regulatory approval required for the pipeline project was a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006.  Subsequently, there were two protests against the ROD, and the matter was appealed and subsequently dismissed.  However, in October 2006, one protestant, the Pyramid Lake Paiute Tribe (the “Tribe”), filed an action with the United States District Court against the Bureau of Land Management and United States Department of the Interior.  The Tribe asserted that the exportation of 8,000 acre-feet of water per year from Fish Springs would negatively impact their water rights located in a basin within the boundaries of the Tribe reservation.  The Company was able to reach a $7.3 million financial settlement with the Tribe that ended the dispute in September 2007.  The settlement agreement is pending ratification by the United States Congress.

Tule Desert Action to Reverse Ruling:

On May 27, 2009, Lincoln County, Nevada and Vidler Water Company, Inc. (“Lincoln/Vidler”) filed a joint complaint against the Nevada State Engineer in the Seventh Judicial District Court of the State of Nevada.  On July 21, 2009, Lincoln/Vidler filed an additional United States federal complaint against two individuals in their official capacities as the Nevada State Engineer and the Acting Nevada State Engineer in the United States District Court for the District of Nevada.  As previously disclosed, in November 2002, the Nevada State Engineer awarded Lincoln/Vidler a joint permit for 2,100 acre-feet of municipal and industrial use water rights from the Tule Desert Groundwater Basin in Lincoln County, Nevada, and ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler.  Lincoln/Vidler conducted those additional engineering and scientific studies.  The results of those studies supported the 2002 ruling and were consistent with the potential drawdown of 7,240 acre-feet of water.

As required by the 2002 ruling, in 2008, Lincoln/Vidler submitted these studies to the Nevada State Engineer.  In April 2009, the Nevada State Engineer ruled that it would permit the appropriation of a total of 2,500 acre-feet, including the 2,100 acre-feet previously awarded in November 2002.  Accordingly, the 2009 ruling granted Lincoln/Vidler 396 acre-feet of additional permitted water rights instead of the 7,240 acre-feet of water rights that could have been granted pursuant to the 2002 ruling.  Lincoln/Vidler is seeking the reversal of the Nevada State Engineer’s 2009 ruling and the grant of a permit for an additional 7,240 acre-feet of water rights.

At a hearing held on July 24, 2009, the District Court Judge ruled in favor of Lincoln/Vidler, allowing discovery on various alleged improprieties by the State Engineers.  Discovery has been ongoing since August 2009 in accordance with such District Court’s order.  At this time, we are unable to reasonably predict an outcome or estimate a range, if any, of any award or grant of relief.

Item 1A:  Risk Factors

None.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:  Defaults Upon Senior Securities

None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO. (1)
3(ii)	Amended and Restated By-laws of PICO. (2)
4.1	Form of Indenture relating to Debt Securities. (3)
10.1†	Form of Restricted Stock Grant for Directors.
23.1	Consent of Daniel B. Stephens and Associates, Inc.
23.2	Consent of Peter A. Mock, Ph. D., R. G., P. H.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2009.
(3)	Incorporated by reference to the Form S-3 filed with Securities and Exchange Commission on November 20, 2007.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 5, 2009

PICO HOLDINGS, INC.

By:   /s/ Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Authorized Signatory)