Form 10-K
period 2009-12-31
PICO HOLDINGS INC /NEW
filed 2010-03-01
CIK 830122

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
(888) 389-3222

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer Yes ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).  Yes ☐ No ☒

Approximate aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (based on the closing sales price of such stock as reported in the NASDAQ Global Market) as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $617,636,599.

On February 26, 2010, the registrant had 22,595,678 shares of common stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the United States Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2009.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions and are not guarantees of future performance.  Consequently, forward-looking statements are inherently subject to risk and uncertainties, and the actual results and outcomes could differ materially from future results and outcomes expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under Part I, Item 1A “Risk Factors”, as well as those discussed elsewhere in this Annual Report on Form 10-K and in other filings we may make from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this report.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.  We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statements, whether as a result of new information, subsequent events, or otherwise, in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K.  Readers are urged to carefully review and consider the various disclosures made in this Annual Report on Form 10-K, and the other filings we may make from time to time with the SEC after the date of this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

As of December 31, 2009, our major consolidated subsidiaries are:

•
Vidler Water Company, Inc. (“Vidler”), a business that we started more than 14 years ago, which acquires and develops water resources and water storage operations in the southwestern United States, with assets and operations in Nevada, Arizona, Idaho, Colorado and New Mexico;

•	UCP, LLC (“UCP”), a business that we started in 2008, which acquires and develops partially-developed and finished residential housing lots in selected markets in California;
•
Nevada Land and Resource Company, LLC (“Nevada Land”), a business that we started when we acquired the company more than 12 years ago, which sells property in northern Nevada and also sells or leases certain sub – surface rights (such as mineral rights, water rights and geothermal rights) associated with Nevada Land’s property;

•	Physicians Insurance Company of Ohio (“Physicians”), which is “running off” its medical professional liability insurance loss reserves; and
•	Citation Insurance Company (“Citation”), which is “running off” its property and casualty insurance and workers’ compensation loss reserves.

The address of our main office is 875 Prospect Street, Suite 301, La Jolla, California 92037, and our telephone number is (888) 389-3222.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports, are made available free of charge on our web site (www.picoholdings.com) as soon as reasonably practicable after the reports are electronically filed with the SEC.  Our website also contains other material about PICO.  Information on our website is not incorporated by reference into this Form 10-K.

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

Water Resource and Water Storage Operations

Our Water Resource and Water Storage Operations are conducted through Vidler Water Company, Inc. and its subsidiaries.

Vidler is a private company in the water resource development business in the southwestern United States.  We develop new sources of water for municipal and industrial use, either from existing supplies of water, such as water used for agricultural purposes, or from acquiring unappropriated (previously unused) water.  We also develop water storage infrastructure to facilitate the efficient allocation of available water supplies. Vidler is not a water utility, and does not currently intend to enter into regulated utility activities.

The inefficient allocation of available water between agricultural users and municipal or industrial users, or the lack of available known water supplies in a particular location, or inadequate infrastructure to fully utilize existing and new water supplies, provide opportunities for Vidler because:

•
certain areas of the Southwest experiencing growth have insufficient known supplies of water to support future growth.  Vidler identifies and develops new water supplies for communities with limited economic water resources to support future community growth.  In certain cases, to supply water from the water resources identified by Vidler, it may require regulatory approval to import the water from its source to where the demand is, or the permitting of the infrastructure required to convey the water, or both; and

•
infrastructure to recharge water will be required to store supplies during times of surplus to enable transfers from stored supplies in years where augmentation of existing supplies is required (for example, in drought conditions).

We entered the water resource development business through Vidler in 1995.  At the time, Vidler owned a limited quantity of water rights and related assets in Colorado.  Since then, Vidler has acquired or developed:

•
additional water rights and related assets, predominantly in Nevada and Arizona, two of the leading states in population growth and new home construction over the past several years.  A water right is the legal right to divert water and put it to beneficial use.  Water rights are assets which can be bought and sold.  The value of a water right depends on a number of factors, which may include location, the seniority of the right, whether or not the right is transferable, or if the water can be exported.  We seek to acquire water rights at prices consistent with their current use, which is typically agricultural, with the expectation of an increase in value if the water right can be converted through the development process to a higher use, such as municipal and industrial use.  Typically, our water resources are the most competitive source of water (the most economical source of water supply) to support new growth in municipalities or new commercial developments; and

•
a water storage facility in Arizona.  Vidler stores water for its own account at the Vidler Arizona Recharge Facility located approximately 70 miles west of Phoenix.  An acre-foot is a unit commonly used to measure the volume of water, being the volume of water required to cover an area of one acre to a depth of one foot, and is equivalent to approximately 325,850 gallons.  As a rule of thumb, one acre-foot of water would sustain two families of four persons each for one year.

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

Vidler generates revenues by:

•	selling its developed water resources to real estate developers or industrial users who must secure an assured supply of water in order to receive permits for their commercial projects; and
•
storing water at its water storage facility in Arizona from currently available surplus supplies, and then selling the stored water in future years to commercial developers or municipalities that have either exhausted their existing water supplies, or in instances where our water represents the most economical source of water for their commercial projects or communities.

The following table details the water rights and water storage assets owned by Vidler or its subsidiaries at December 31, 2009. Please note that this is intended as a summary only.

Name of asset and approximate location	Brief Description	Present commercial use

WATER RESOURCES

Arizona:

Harquahala Valley ground water basin La Paz County 75 miles northwest of metropolitan Phoenix	3,840 acre-feet of transferable groundwater 3,206 acres of real estate.	Leased to farmers.

Nevada:

Fish Springs Ranch, LLC (51% interest) Washoe County, 40 miles north of Reno	12,987 acre-feet of permitted water rights, 7,987 acre-feet of which are designated as water credits and are available for sale and use in the north valleys of Reno. 8,600 acres of ranch land.	Vidler has constructed a total of 35 miles of pipeline to deliver an initial 8,000 acre-feet of water annually from Fish Springs Ranch to the north valleys of Reno, Nevada.
Lincoln County water delivery teaming agreement
Applications for more than 100,000 acre-feet of water rights through an agreement with Lincoln County.  It is currently anticipated that up to 40,000 acre-feet of the applications will be permitted, and the water put to use on projects approved in Lincoln County/northern Clark County, Nevada.

Lincoln/Vidler were awarded 396 acre – feet of permitted water rights in the Tule Desert Groundwater Basin in Lincoln County and own 1,000 acre – feet of permitted water rights in the Kane Springs Valley Basin in Lincoln County.

In addition, Lincoln/Vidler also own 1,009 acre–feet of permitted agricultural - use water rights.

Lincoln/Vidler is appealing the ruling in 2009 that awarded only 396 acre – feet of permitted water rights in the Tule Desert Groundwater Basin.  Lincoln/Vidler had applied for 7,240 acre – feet of water rights.

Lincoln/Vidler has closed a sale agreement of 1,000 acre – feet of permitted water rights in Kane Springs Valley Basin in Lincoln County with a developer. Vidler’s portion of the water rights is approximately 747 acre – feet.  Vidler has agreed to finance the sale of its portion of the water rights over the period ending April 2012 at 10% per annum.

Lincoln/Vidler is putting the agricultural use water rights to beneficial use on property owned by Vidler in Dry Lake Valley in Lincoln County.

Sandy Valley Near the Nevada/California state line near the Interstate 15 corridor	Water rights applications for 2,000 acre-feet.	Agreement to sell permitted water for proposed developments in Sandy Valley.

Muddy River water rights In the Moapa Valley, approximately 35 miles east of Las Vegas near the Interstate 15 corridor	267 acre-feet of water rights.	Currently leased to Southern Nevada Water Authority and available for specific development projects in the future.
Dry Lake Valley Lincoln County, Nevada	Approximately 795 acres of real estate and 1,009 acre–feet of permitted irrigation water rights.	The property is being used by Lincoln / Vidler to put 1,009 acre – feet of agricultural use water rights to beneficial use.
Carson River Groundwater Carson City, Lyon County and Douglas County, Nevada
Approximately 1,200 acre-feet of municipal use water rights and 3,500 acre-feet of Carson River agricultural use water rights.

Options over 2,800 acre-feet of Carson River agricultural use water rights.

43 acres of ranch land.

950 acres of developable real estate.

Development and Improvement agreements with Carson City and Lyon County to provide water resources for planned future growth in Lyon County with a connection between the water systems of both municipalities.

Parceled into 4 developable lots.

Available for development.

Other states:

Colorado water rights	173 acre-feet of water rights.	67 acre-feet leased. 106 acre-feet are available for sale or lease.

Idaho Near Boise, Idaho	7,044 acre-feet of water rights and 1,886 acres of farm land.	The properties are leased and currently being farmed. Vidler has also entered into a geothermal lease agreement with a geothermal energy provider.

WATER STORAGE

Vidler Arizona Recharge Facility Harquahala Valley, Arizona	An underground water storage facility with permitted recharge capacity exceeding 1 million acre-feet and annual recharge capability of at least 35,000 acre-feet.
Vidler is currently buying water and storing it on its own account.  At December 31, 2009, Vidler had net recharge credits of approximately 217,000 acre-feet of water in storage: approximately 212,000 acre – feet in the Arizona Recharge Facility and approximately 5,000 acre – feet in an Arizona state owned storage site within the Phoenix Active Management Area.  In addition, Vidler has ordered approximately 47,000 acre-feet of water for recharge in 2010 (approximately 41,500 acre – feet at the Arizona Recharge Facility and 5,500 acre – feet in the Phoenix Active Management Area).

Real Estate Operations

Our Real Estate Operations are primarily conducted through Nevada Land, which operates in northern Nevada, and UCP, which operates in California.

Nevada Land

In April 1997, PICO paid $48.6 million to acquire Nevada Land, which at the time owned approximately 1.35 million acres of deeded real estate in northern Nevada, and certain water, mineral, and geothermal rights related to the property.  As of December 31, 2009, Nevada Land owned approximately 440,000 acres of land in northern Nevada.  Much of Nevada Land’s property is “checker-boarded” in square mile sections with publicly owned land.  The properties generally parallel the U.S. Interstate 80 corridor and the Humboldt River, from Fernley, in western Nevada, to Elko County, in northeast Nevada.

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

•	the development of real estate in and around growing municipalities;
•	the management of mineral rights; and
•	the development of geothermal rights.

In recent years, Nevada Land has filed additional applications for approximately 47,500 acre-feet of water rights on its properties. Of these applications, approximately 14,400 acre-feet of water rights have been certificated and permitted, and applications are pending for approximately 33,100 acre-feet of water use for agricultural, municipal, and industrial use.  Potentially, some of these water rights could be utilized to support the growth of municipalities in northern Nevada, or alternative energy requirements.

Nevada Land has pending water rights applications filed with the Nevada State Engineer’s Office.  Prior to a law change in 2003, the law governing water rights required the Nevada State Engineer to act on an application within one year of its filing date or it was deemed cancelled.  A recent Nevada Supreme Court ruling in January, 2010, considered this new law with respect to 34 water right applications of Southern Nevada Water Authority (SNWA) that had been filed in 1989.  The Court reversed and remanded a lower court ruling requiring the lower court to either reopen the 34 water right applications for protests or to require SNWA to re-file new applications.  The Court indicated that “applicants cannot be punished for the State Engineer’s failure to follow his statutory duty.”  However, language in the opinion appeared to indicate that equity would require the applications to be reopened for protest but the early priority date of their applications would remain intact.  Nevada Land has pending water right applications filed with the Nevada State Engineer’s Office but the majority of the water right applications that were filed prior to 2003 have already been acted on by the Nevada State Engineer, and, therefore, it appears that these applications are not in potential jeopardy under the Nevada Supreme Court ruling.

UCP

UCP was formed in 2007 with the objective of acquiring attractive and well-located finished and partially-developed residential lots, primarily in select California markets.  As of December 31, 2009, UCP owns or controls a total of 468 finished lots (which includes two model homes and six partially completed homes) and 3,289 potential lots in various stages of entitlement.  The finished and entitled lots are primarily located in and around the Central Valley and in the Central Coast areas of California.  As of December 31, 2009, we have expended capital of over $70 million for the acquisition and development to date of these lots. Approximately $17.7 million of this capital has been financed by non–recourse, project specific debt.

We believe that, despite the difficult conditions in the current housing market, there are still attractive opportunities for select real estate projects.  UCP acquires properties with compelling valuations (our purchase price has to be at a steep discount to our estimated replacement cost) in areas where there appear to be sound demand fundamentals constricted by a limited supply of buildable lots (finished lots) and declining resale home inventory.  While we are unable to predict when the housing market will recover, we fully anticipate, and are prepared, to carry and develop our projects for several years until homebuilders start to replenish their inventory of lots. We believe we should generate our minimum required economic return despite the potential long duration of these projects, as our acquisition basis is low and our carrying and development costs are relatively insignificant, for most, but not all, of our projects.

Insurance Operations in “Run Off”

This segment consists of Physicians Insurance Company of Ohio and Citation Insurance Company.

Physicians Insurance Company of Ohio

Until 1995, Physicians wrote medical professional liability insurance, mostly in the state of Ohio. In 1995, we concluded that maximum value would be obtained by selling the prospective book of business (the opportunity to renew existing policies and to write new policies) and placing Physicians in “run off” (handling and resolving claims on expired policies, but not writing any new business).  Physicians wrote its last policy in 1995; however, claims can be filed until 2017 related to events that allegedly occurred during the period when Physicians provided coverage.

Insurance companies in “run off” obtain the funds to pay claims from the maturity of fixed-income securities, the sale of investments, and collections from reinsurance companies.

Once an insurance company has gone into “run off” and the last of its policies has expired, typically most revenues come from interest and dividend income, and realized gains and losses, from the securities investments.  These assets are available to pay the insurance company’s loss reserves and any surplus is shareholders’ equity.  Occasionally, earned premiums are recorded, which relate to reinsurance.

During the “run off” process, as claims are paid, both the loss reserve liabilities and the corresponding fixed-income investment assets decrease.  Since interest income in this segment will decline over time, we are attempting to minimize segment overhead expenses as much as possible.

Although we regularly evaluate the strategic alternatives, we currently believe that the most advantageous option is for Physicians’ own claims personnel to manage the “run off”.  We believe that this will ensure a high standard of claims handling for our policyholders and, from the Company’s perspective, ensure the most careful examination of claims made to minimize loss and loss adjustment expense payments.

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

At December 31, 2009, Physicians had $2.3 million in medical professional liability loss reserves, net of reinsurance.

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

At December 31, 2009, Citation had $7.3 million in loss reserves, net of reinsurance.  Citation’s loss reserves, net of reinsurance, consist of $543,000 for property and casualty insurance, principally in the artisans/contractors line of business, and approximately $6.8 million for workers’ compensation insurance.

Corporate

This segment consists of cash and fixed-income securities, a 37% equity interest in our unconsolidated affiliate spigit, Inc. (“spigit”), and other parent company assets and liabilities.  From time to time, we invest a portion of our liquid funds in high quality fixed-income securities to earn a higher return than is available from money market funds, which currently yield only negligible returns.  This Corporate segment also contains the deferred compensation investment assets held in trust for the benefit of several PICO officers and non-employee directors, as well as the corresponding and offsetting deferred compensation liabilities.

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

At December 31, 2009, substantially all of the publicly-traded equity securities held in this segment are deferred compensation assets; however, in previous years the Corporate segment has included strategic shareholdings in other public companies, most notably our holding in Jungfraubahn Holding AG (“Jungfraubahn”), which was sold in 2008.

Employees

At December 31, 2009, PICO had 57 employees.

Executive Officers

The executive officers of PICO are as follows:

Name	Age	Position

John R. Hart	50	President, Chief Executive Officer and Director
Richard H. Sharpe	54	Executive Vice President and Chief Operating Officer
Damian C. Georgino	49	Executive Vice President of Corporate Development and Chief Legal Officer
James F. Mosier	62	General Counsel and Secretary
Maxim C. W. Webb	48	Executive Vice President and Chief Financial Officer and Treasurer
W. Raymond Webb	48	Vice President, Investments
John T. Perri	40	Vice President, Controller

Mr. Hart has served as our President and Chief Executive Officer and as a member of our board of directors since 1996.  Mr. Hart also serves as an officer and/or director of our following subsidiaries:  Physicians Insurance Company of Ohio (director since 1993 and president and chief executive officer since 1995); Vidler Water Company, Inc. (director since 1995, chairman since 1997 and chief executive officer since 1998); Citation Insurance Company (director and chairman since 1996); and Nevada Land and Resource Company, LLC (director, chairman, and chief executive officer since 1997).  From 1997 to 2006, Mr. Hart was a director of HyperFeed Technologies, Inc., an 80% owned subsidiary that dissolved in 2009 following bankruptcy proceedings, where he served as chairman of the nominating committee and as a member of the compensation committee.

Mr. Sharpe has served as Executive Vice President and Chief Operating Officer of PICO since November 1996 and in various executive capacities since joining Physicians in 1977.

Mr. Georgino has served as Executive Vice President of Corporate Development and Chief Legal Officer since September 2007. Beginning in 2003, he was a partner with the law firm of Pepper Hamilton LLP.  From 2000 to 2003 he was a partner with the international law firm of LeBoeuf, Lamb, Greene and MacRae, LLP (now Dewey & LeBoeuf LLP).  Prior to that, Mr. Georgino served as Executive Vice President, General Counsel and Corporate Secretary of United States Filter Corporation (also known as “US Filter”).

Mr. Mosier has served as General Counsel and Secretary of PICO since November 1996 and of Physicians since October 1984 and in various other executive capacities since joining Physicians in 1981.

Mr. Maxim Webb has been Executive Vice President and Chief Financial Officer and Treasurer of PICO since May 14, 2001.  Mr. M. Webb served in various capacities with the Global Equity Corporation group of companies since 1993, including Vice President, Investments of Forbes Ceylon Limited from 1994 through 1996.  Mr. M. Webb became an officer of Global Equity Corporation in November 1997 and Vice President, Investments of PICO on November 20, 1998.

Mr. Raymond Webb has been with our company since August 1999 as Chief Investment Analyst and became Vice President, Investments in April 2003.

Mr. Perri has been Vice President, Controller of PICO since April 2003 and served in various capacities since joining our company in 1998, including Financial Reporting Manager and Corporate Controller.

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

We engage in various water resource acquisitions, management, development, and sale and lease activities.  Accordingly, our future revenue streams and profitability will primarily be dependent on our ability to acquire, develop and sell or lease water and water rights.  Our long-term profitability will be affected by various factors, including the availability and timing of water resource acquisitions, regulatory approvals and permits associated with such acquisitions, transportation arrangements, and changing technology.  We may also encounter unforeseen technical or other difficulties which could result in cost increases with respect to our water resource and water storage development projects.  Moreover, our profitability is significantly affected by changes in the market price of water.  Future sales and prices of water may fluctuate widely as demand is affected by climatic, economic, demographic and technological factors as well as the relative strength of the residential, commercial, financial, and industrial real estate markets.  Additionally, to the extent that we possess junior or conditional water rights, during extreme climatic conditions, such as periods of low flow or drought, our water rights could be subordinated to superior water rights holders.  The factors described above are not within our control.  One or more of these factors could impact the revenue streams and profitability of our water resources, negatively affect our financial condition and cash flows, and cause our results of operations to be volatile.

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

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona.  To date, we have stored approximately 212,000 acre feet at the facility for our own account.  We have not stored any water on behalf of any customers, and have not as yet generated any revenue from the recharge facility.  We believe that the best economic return on the asset will come from storing water in surplus years for sale in dry years; however, we cannot be certain that we will ultimately be able to sell the stored water at a price sufficient to provide an adequate economic profit.

We have constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada.  As of December 31, 2009, the total cost of the pipeline project, including our water credits, capitalized on our balance sheet is approximately $101.1 million.  To date, Vidler has only entered into sale agreements for a very small proportion of the total amount of water that will be conveyed through the pipeline to the northern valleys of Reno.  Although the current market pricing of water in the area exceeds our total cost of the pipeline and water credits, we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return.  Furthermore, the principal buyers of this water are largely real estate developers who are having to contend with the effects of the current economic downturn and if our negotiations with these buyers do not result in prices that are acceptable to us, we may choose to monetize the water resources at a later time, which would have an adverse effect on our near-term revenues and cash flows.

General economic conditions could have a material adverse effect on our financial results, financial condition and our ability to grow or finance our businesses.

All of our businesses are sensitive to general economic conditions, both nationally and locally, as well as international economic conditions.  General economic conditions and the effects of a recession could have a material adverse effect on the demand for our real estate and water assets, near-term cash flow from operations, results of operations, financial condition and our ability to grow our business.  These conditions include higher unemployment, inflation, deflation, increased commodity costs, decreases in consumer demand, changes in buying patterns, a weakened dollar, general transportation and fuel costs, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect commercial and residential development.  Specifically, the recent increase in national unemployment may delay a recovery of the residential real estate market, which could adversely affect the demand for our real estate and water assets.  Any prolonged lack of demand for our real estate and water assets could have a significant adverse affect on our revenues, profitability, and cash flows.

A prolonged continuation of the significant and sustained downturn that the homebuilding industry is undergoing will materially adversely affect our business and results of operations.

The homebuilding industry is experiencing a significant and sustained downturn having been impacted by lack of consumer confidence, housing affordability and large supplies of resale and new home inventories and alternatives to new homes.  These factors have resulted in an industry-wide softening of demand for new homes.  These conditions in the homebuilding industry have a material adverse effect on the growth of the local economies in our markets where our real estate and water assets are located, which include Nevada, Arizona, California, Colorado, Idaho, and New Mexico.  Among other considerations, continuation of the residential and commercial real estate development process is essential for our profitability.  Additionally, current economic credit conditions have adversely impacted global credit markets and have restricted liquidity in financial markets.  These conditions could adversely affect the availability and cost of capital.  Economic conditions, including restricted liquidity in financial markets, could adversely impact various development projects within the markets in which our real estate and water assets are located and this could materially affect our ability to monetize such assets.  Declines in the U.S. housing market have reduced revenues and profitability in our real estate and water resource businesses and may continue to do so in the future.

We may not be able to realize the anticipated value of our real estate and water assets on our projected timeframe, if at all.

The financial markets are experiencing significant volatility, driven by continued fallout from the credit crisis and overall weakening global economy.  We expect that the current downturn will have a near term adverse effect on real estate market fundamentals.  These events have impacted the values of real estate assets, including potentially our real estate and water assets.  Values of real estate assets have declined from the values achieved over the last 24 months.  It is uncertain how much of the declines are attributable to the current illiquidity and volatility in the markets, the prospects of a deepening recession and its impact on real estate or a longer-term re-pricing of real estate assets.  Depending on how the markets perform over the next several months, or years, these events could result in a decline in the value of our existing real estate and water assets, result in our having to retain such assets for longer than we initially expected, cause us to divest such assets for less than our intended return on investment, or cause us to write-down such assets to realizable value.  Such events would adversely impact our profitability, cash flows and financial condition.

The fair values of our real estate and water assets are linked to growth factors concerning the local markets in which we operate and may be impacted by broader economic issues.

The real estate and water assets we hold have fair values that are significantly affected by the growth in population and the general state of the local economies where our real estate and water assets are located, primarily in the states of Arizona and Nevada, but also in California, Colorado, Idaho, and New Mexico.  The recent increase in national unemployment and issues related to the credit markets may deepen or prolong a slowdown of these local economies.  This could materially and adversely affect the demand for our real estate and water assets and, consequently, our growth, revenues, and the return on our investment in these assets.

We may not receive all of the permitted water rights we expect from the water rights applications we have filed in Nevada.

We have filed certain water rights applications in Nevada, primarily as part of the water teaming agreement with Lincoln County.  We deploy the capital required to enable the filed applications to be converted into permitted water rights over time as and when we deem appropriate or as otherwise required.  We only expend capital in those areas where our initial investigations lead us to believe that we can obtain a sufficient volume of water to provide an adequate economic return on the capital employed in the project.  These capital expenditures largely consist of drilling and engineering costs for water production, costs of monitoring wells, and legal and consulting costs for hearings with the State Engineer, and National Environmental Protection Act, or “NEPA”, compliance costs.  Until the State Engineer permits the water rights, we can not provide any assurance that we will be awarded all of the water that we expect based on the results of our drilling and our legal position.   For example, in 2009, the Nevada State Engineer found that only 396 acre-feet of unappropriated water rights remained in the Tule Desert Groundwater Basin, instead of the 7,240 acre-feet of water rights for which Lincoln/Vidler had applied.  As a result, Lincoln/Vidler had to file an appeal of the Nevada State Engineer’s ruling and commence related litigation and it may be a considerable period of time before Lincoln/Vidler is able to ascertain the final volume of water rights that will be permitted by the Nevada State Engineer.  See Item 3.  Legal Proceedings.  Any significant reduction in the volume of water awarded to us from our base expectations for any water rights could adversely affect our revenues, profitability, and cash flows.

Variances in physical availability of water, along with environmental and legal restrictions and legal impediments, could impact profitability.

We value our water assets, in part, based upon the volume (amounts in acre-feet) of water we anticipate from water rights applications and permitted rights.  The water and water rights held by us and the transferability of these rights to other uses, persons, and places of use are governed by the laws concerning water rights in the states of Arizona, Colorado, Idaho, Nevada, and New Mexico.  The volumes of water actually derived from the water rights applications or permitted rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions.  As a result, the volume of water anticipated from the water rights applications or permitted rights do not in every case represent a reliable, firm annual yield of water, but in some cases describe the face amount of the water right claims or management’s best estimate of such entitlement.  Additionally, we may face legal restrictions on the sale or transfer of some of our water assets, which may affect their commercial value.  If we were unable to transfer or sell our water assets, we may lose some or all of our stated or anticipated returns.

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

The water resources we hold and the transferability of these assets and rights to other uses, persons, or places of use are governed by the laws concerning water rights in the states of Arizona, California, Nevada, Colorado, Idaho, and New Mexico.  Our sale of water resources is subject to the risks of delay associated with receiving all necessary regulatory approvals and permits.  Additionally, the transfer of water resources from one use to another may affect the economic base or impact other issues of a community including development, and will, in some instances, be met with local opposition including Native American tribes.  Moreover, certain of the end users of our water resources, namely municipalities, regulate the use of water in order to manage growth, thereby creating additional requirements that we must satisfy to sell and convey water resources.  If we are unable to effectively transfer, sell and convey water resources, our ability to monetize this asset will suffer and our revenues and financial condition would decline.

Our insurance companies hold material positions in equities and fixed-income securities which can cause volatility in our profitability and financial condition.

Our insurance subsidiaries hold significant positions in equities and fixed-income securities as part of their investment portfolios to cover payments for insurance claims and related costs established in our reserves for unpaid loss and loss adjustment expenses.  The fair values of the portfolios are subject to extreme volatility that has affected most markets in 2008 and 2009.  For example, during 2008, our insurance company investment portfolios significantly declined in value as global equity and fixed-income markets in general declined in response to the weakening global economy and the tightening of credit availability.  As a result of the decline in value of our securities, our financial condition suffered and, in the future, any volatility in our insurance investment portfolios could adversely impact our financial condition and cash flows.  Furthermore, if the duration and extent of the declines in value of any of our securities are prolonged, we may have to provide other-than-temporary impairments against such securities which will adversely impact our profitability.  In addition, our insurance subsidiaries’ investment portfolios consist in part of thinly-traded U.S. and non-U.S. equities.  These equity securities are illiquid in nature and we cannot provide any assurance that we can timely, effectively, and efficiently liquidate and monetize those positions.

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

The inherent uncertainties in estimating loss reserves are greater for some insurance products than for others, and are dependent on various factors including:

•	the length of time in reporting claims;
•	the range of historical losses among claims;
•	the amount of historical information available during the estimation process;
•	the degree of impact that changing regulations and legal precedents may have on open claims; and
•	the consistency of reinsurance programs over time.

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

Beginning in 1994, our subsidiaries, Physicians and Citation, became subject to the provisions of the Risk-Based Capital for Insurers Model Act which has been adopted by the National Association of Insurance Commissioners for the purpose of helping regulators identify insurers that may be in financial difficulty.  The Model Act contains a formula which takes into account asset risk, credit risk, underwriting risk and all other relevant risks.  Under this formula, each insurer is required to report to regulators using formulas which measure the quality of its capital and the relationship of its modified capital base to the level of risk assumed in specific aspects of its operations.  The formula does not address all of the risks associated with the operations of an insurer.  The formula is intended to provide a minimum threshold measure of capital adequacy by an individual insurance company and does not purport to compute a target level of capital.  Companies which fall below the threshold will be placed into one of four categories: Company Action Level, where the insurer must submit a plan of corrective action; Regulatory Action Level, where the insurer must submit such a plan of corrective action, the regulator is required to perform such examination or analysis the Superintendent of Insurance considers necessary and the regulator must issue a corrective order; Authorized Control Level, which includes the above actions and may include rehabilitation or liquidation; and Mandatory Control Level, where the regulator must rehabilitate or liquidate the insurer.  As of December 31, 2009, all of our insurance subsidiaries’ risk-based capital results exceeded the Company Action Level.  However, we cannot assure you that insurance subsidiaries’ risk-based capital results will exceed the Company Action Level in the future.  If the risk-based capital of any of our insurance subsidiaries fails to exceed the Company Action Level, we will be subject to the regulatory action described above and our results of operations could suffer.

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

We are impacted by international affairs, which directly expose us to the adverse effects of any foreign economic or governmental instability.

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

If equity analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business.  We do not control these analysts.  The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND CASH FLOWS AND FINANCIAL CONDITION AND COULD MAKE COMPARISON OF HISTORIC FINANCIAL STATEMENTS, INCLUDING RESULTS OF OPERATIONS AND CASH FLOWS AND BALANCES, DIFFICULT OR NOT MEANINGFUL.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease approximately 6,354 square feet in La Jolla, California for our principal executive offices.  Physicians leases approximately 1,892 square feet of office space in Columbus, Ohio for its headquarters.  Citation leases approximately 1,530 square feet of office space for a claims office in Orange County, California.  Vidler and Nevada Land lease approximately 6,859 square feet of office space in Carson City, Nevada.  UCP leases a total of approximately 4,820 square feet of office space in San Jose, California and Fresno, California.  We continually evaluate our current and future space capacity in relation to our business needs.  We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Vidler, Nevada Land and UCP have significant holdings of real estate and water assets in the southwestern United States.  For a description of our real estate and water assets, see “Item 1-Operating Segments and Major Subsidiary Companies”.

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

Exegy Litigation:

HyperFeed Technologies, Inc. (“HyperFeed”), a majority-owned subsidiary, was a provider of enterprise-wide ticker plant and transaction technology software and services that enabled financial institutions to process and use high performance exchange data with Smart Order Routing and other applications.  During 2006, PICO and HyperFeed negotiated a business combination with Exegy Incorporated (“Exegy”).  On August 25, 2006, PICO, HyperFeed, and Exegy entered into a contribution agreement, pursuant to which the common stock of HyperFeed owned by PICO would have been contributed to Exegy in exchange for Exegy’s issuance of certain Exegy stock to PICO.  However, in a letter dated November 7, 2006, Exegy informed PICO and HyperFeed that it was terminating the agreement.  In connection with the termination of the contribution agreement, the parties filed certain lawsuits.  HyperFeed thereafter filed for bankruptcy pursuant to Chapter 7 of the U.S. Bankruptcy Code.

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

During the second quarter of 2009, as part of a global resolution of the HyperFeed bankruptcy estate, the parties reached an agreement to resolve both lawsuits.  The settlement agreement was submitted to the Bankruptcy Court for approval, and on September 10, 2009, the Bankruptcy Court issued an order approving the agreement.  The settlement fully resolves all outstanding litigation among PICO, HyperFeed, and Exegy relating to the termination of the contribution agreement and the failed business combination.  The settlement did not have a material impact on our condensed consolidated financial statements.

Fish Springs Ranch, LLC:

In 2006, we, through Fish Springs Ranch, LLC, a 51% owned subsidiary, began construction of a pipeline from Fish Springs Ranch in northern Nevada to the north valleys of Reno, Nevada.  The final regulatory approval required for the pipeline project was a Record of Decision for a right of way, which was granted on May 31, 2006.  On October 26, 2006, the Pyramid Lake Paiute Tribe of Indians (the “Tribe”) filed suit against the Bureau of Land Management of the United States Department of the Interior (“BLM”) and the United States Department of the Interior in the United States in the United States District Court for the District of Nevada claiming that the BLM had failed to fulfill its legal obligations to protect and conserve the trust resources of the Tribe and seeking various equitable remedies.  The Tribe asserted that the exportation of 8,000 acre-feet of water per year from the properties owned by Fish Springs Ranch, LLC would negatively impact their water rights located in a basin within the boundaries of the Tribe reservation.  Fish Springs Ranch, LLC was allowed to participate in this proceeding and was later allowed to intervene directly in the action.

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
•
pay $3.6 million on the later of January 8, 2009 or the date the United States Congress ratifies the settlement agreement.  Interest accrues at the London Inter-Bank Offered Rate, or LIBOR, from January 8, 2009, if the payment is made after that date.  The United States Congress has not yet acted upon the settlement.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “PICO”.  The following table sets out the high and low daily closing sale prices as reported on the NASDAQ Global Market.  These reported prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions.

	2009		2008
	High	Low	High	Low
First Quarter	$31.40	$19.75	$34.30	$29.47
Second Quarter	$31.15	$27.01	$44.45	$31.44
Third Quarter	$33.77	$25.78	$48.22	$35.91
Fourth Quarter	$35.34	$29.93	$35.52	$17.97

On February 26, 2010, the closing sale price of our common stock was $34.04 and there were approximately 528 holders of record.

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

Company Stock Performance Graph

This graph compares the total return on an indexed basis of a $100 investment in PICO common stock, the Standard & Poor’s 500 Index, and the Russell 2000 Index.  The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our fiscal year for that calendar year.

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

(1) In October 2002, our Board of Directors authorized the repurchase of up to $10 million of PICO common stock.  The stock purchases may be made from time to time at prevailing prices through open market or negotiated transactions, depending on market conditions, and will be funded from available cash.  As of December 31, 2009, we have not repurchased any stock under this authorization.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
OPERATING RESULTS	(In thousands, except share data)
Revenues:
Total investment income	$(817)	$46,373	$19,788	$39,609	$15,917
Sale of real estate and water assets (includes gain on sale of water storage of $8.7 million in 2008)	12,936	12,054	9,496	41,509	124,984
Other income	3,913	1,925	4,645	1,605	1,210
Total revenues	$16,032	$60,352	$33,929	$82,723	$142,111

Net income (loss) from continuing operations*	$(21,759)	$27,898	$(1,522)	$31,477	$21,731
Loss from discontinued operations, net				(2,268)	(6,065)
Net income (loss)	(21,759)	27,898	(1,522)	29,209	15,666
Net loss attributable to noncontrolling interest	(3,724)	(733)	(252)	(34)	(536)
Net income (loss), attributable to PICO Holdings, Inc.	$(18,035)	$28,631	$(1,270)	$29,243	$16,202
PER COMMON SHARE BASIC AND DILUTED:
Net income (loss) from continuing operations	$(0.86)	$1.52	$(0.07)	$2.10	$1.72
Loss from discontinued operations, net				(0.15)	(0.47)
Net income (loss)	$(0.86)	$1.52	$(0.07)	$1.95	$1.25
Weighted Average Shares Outstanding – basic	20,926,769	18,835,002	18,321,449	14,994,947	12,959,029
Weighted Average Shares Outstanding - diluted	20,926,769	18,861,853	18,321,449	15,025,341	12,959,029

(*) Amounts have been recast for the application of new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements.  See Note 1 to our Consolidated Financial Statements.
	As of December 31,
	2009	2008	2007	2006	2005
FINANCIAL CONDITION	(In thousands, except per share data)
Total assets	$687,617	$592,634	$676,342	$549,043	$441,830
Total asset of discontinued operations					$4,616
Unpaid losses and loss adjustment expenses	$24,175	$27,773	$32,376	$41,083	$46,647
Borrowings	$41,221	$42,382	$18,878	$12,721	$11,835
Liabilities of discontinued operations					$4,282
Total liabilities	$107,921	$114,888	$150,492	$143,816	$139,856
Total PICO Holdings, Inc shareholders' equity	$582,643	$477,746	$525,851	$405,227	$300,875
Book value per share (1)	$25.79	$25.36	$27.92	$25.52	$22.67

(1) Book value per share is computed by dividing total PICO Holdings, Inc. shareholders’ equity by the net of total shares issued less shares held as treasury shares.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our Company.  The MD&A should be read in conjunction with our consolidated financial statements, and the accompanying notes, presented later in this Annual Report on Form 10-K.  The MD&A includes the following sections:

•	Company Summary, Recent Developments, and Future Outlook — a brief description of our operations, the critical factors affecting them, and their future prospects;
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

The population growth rate in the southwest has consistently been higher than the national rate for the past several years.  According to the U.S. Census Bureau, in the nine-and-one-quarter year period from April 1, 2000 to July 1, 2009, the population of Nevada grew by a total of 32.3% (644,828 people), Arizona grew by 28.6% (1,465,146 people), Colorado grew by 16.8% (723,487 people), Idaho grew by 19.5% (251,848 people), New Mexico grew by 10.5% (190,625 people) and California grew by 9.1% (3,090,016 people).  These Southwestern state population growth statistics compares to a total national growth rate of 9.1% (25,584,644 people) and represents almost 25% of the national growth over the same period.

The current and recent economic environment and housing slow-down in the U.S. has had the effect of decreasing the rate of growth in the Southwest in 2007, 2008 and 2009 from earlier years, but the Southwest’s population growth is still in excess of the national growth rate.  According to the Census Bureau’s annual estimate of state population changes for the years ended July 1, 2009 and 2008, Nevada’s annual growth rate was 1% (2008: 1.8%), Arizona 1.5% (2008: 2.3%), Colorado 1.8% (2008: 2%), Idaho 1.2% (2008: 1.8%), New Mexico 1.2% (2008: 0.9%) and California 1% (2008: 1%).  These population growth statistics compare to the national total growth rate of 0.9% (2008: 0.9%).

In 2008, the state of Nevada published a study, which represents the latest data available, of its estimated population projection from 2008 to 2028.  The Nevada State Demographer’s Office estimates that Nevada’s population will grow by approximately 49% (1,334,231 people) in that 20 year period.  Of that total, over 1 million people are expected to move to Clark County, which includes metropolitan Las Vegas, and over 200,000 people to western Nevada, which includes Carson City, Washoe County (where Reno is situated), and Lyon County.  These population estimates have been revised downwards from previous growth estimates by the Nevada State Demographer, and take into account current economic conditions and factors.

Currently, a significant portion of the Southwest’s water supplies come from the Colorado River.  The balance is provided by other surface rights, such as rivers and lakes, groundwater (water pumped from underground aquifers), and water previously stored in reservoirs or aquifers.  A prolonged drought (possibly in part due to increasing temperatures from climate change which can lead to a decreased snow pack runoff and therefore decreased surface water) and rapid population growth in the past few years have exacerbated the region’s general water scarcity.  In turn, this leads to an increased likelihood of conflict as additional stress is placed on the arid Southwest’s water resources.  Future water needs in the Southwest will have to be derived from the development of new supplies as well as conservation and recycling.

In 2005, the U.S. Department of the Interior published a study titled “Water 2025:  Preventing Crises and Conflict in the West”.  The study included a map of the western and southwestern states and highlighted the potential water supply crises by 2025.  Various areas were designated as having moderate, substantial, or highly likely water conflict potential (areas where existing supplies are not adequate to meet water demands for people, agricultural use, and for the environment).  Areas identified as having a highly likely or substantial conflict potential included western Nevada, southern Nevada, and the metropolitan Phoenix to Tucson region.  Starting over a decade ago, we have concentrated our acquisition and development efforts on water assets that will serve these markets.

The development of our water assets is a long-term process:  It requires significant capital and expertise.  A complete project -- from acquisition, development, permitting and sale -- may take ten years or longer.  Typically, in the regions in which we operate, new housing, commercial and industrial developments require an assured water supply (access to water supplies for at least 100 years) before a permit for the development will be issued.  The current economic environment with the corresponding slow-down in housing throughout the U.S. - including the Southwest - has impacted the timing of sales of our water assets.  However, we believe that the long-term demand for our assets, and their economic value, are substantially underpinned by the region’s continued population growth and the increasing scarcity of sustainable water supplies to support that growth.  The supply and demand factors which characterize water resources in the Southwest also present us with a continuing business opportunity to provide sustainable water resource solutions for economic development and communities throughout the region.

The following is a description and summary of our water resource and water storage assets at December 31, 2009.

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

At December 31, 2009, Vidler owned approximately 3,840 acre-feet of groundwater and the related land in the Harquahala Valley.  The Harquahala Valley is located in La Paz County and Maricopa County, approximately 75 miles northwest of metropolitan Phoenix, Arizona.  According to U.S. Census Bureau data, the population of Maricopa County increased 28.7% from April 1 2000 to July 1, 2008, with the addition of more than 106,000 people per year.  Vidler anticipates that as the boundaries of the greater Phoenix metropolitan area continue to push out, this is likely to lead to demand for our land as well as our water to support growth within the Harquahala Valley itself.  The remaining water can also be transferred for municipal use outside of the Harquahala Valley.

In addition, the area in and around the Harquahala Valley appears to be a desirable area to site solar power-generating plants, due to the high solarity in the region and its proximity to energy transmission lines.  The water assets owned by Vidler in this region, including our water storage credits - (see “Water Storage: Vidler Arizona Recharge Facility” below) - could potentially provide a water source for any solar or other energy plants that might be constructed in this area.

Nevada

Vidler has acquired land and water rights in Nevada through the purchase of ranch properties (appropriating existing supplies of water), filing applications for new water rights (appropriating new supplies of water), and entering into teaming arrangements with parties owning water rights, which they wish to develop.

Nevada has experienced the highest rate of annual population growth in the United States in 19 of the past 22 years.  As noted above, the rate of population growth has slowed in the last few years, but Nevada’s own population estimates forecast that the state will grow by over 1.3 million people by 2028.  The population is concentrated in southern Nevada, which includes the Las Vegas metropolitan area.

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

Tule Desert Groundwater Basin

Lincoln/Vidler jointly filed a permit application in 1998 for 14,000 acre-feet of water rights for industrial use from the Tule Desert Groundwater Basin in Lincoln County, Nevada.  In November 2002, the Nevada State Engineer awarded Lincoln/Vidler a permit for 2,100 acre-feet of water rights, which Lincoln/Vidler subsequently sold in 2005, and ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler (the “2002 Ruling”).  Subsequent to the 2002 Ruling and consistent with the Nevada State Engineer’s conditions, Vidler engaged independent experts to conduct these additional engineering and scientific studies.  These studies indicated that the pumping of an additional 7,240 acre-feet of water for 100 years would not cause unreasonable drawdown in the Tule Desert Groundwater Basin or surrounding basins, and that the recharge to the groundwater basin ranges from 5,400 acre–feet to as much as 10,500 acre-feet per annum.

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

We believe that the data provided to the Nevada State Engineer appropriately supported our application for the additional 7,240 acre feet of water and was consistent with the 2002 Ruling.  Accordingly, on May 27, 2009, Lincoln/Vidler filed an appeal of the 2009 Ruling in Nevada District Court.  The outcome of any appeal is inherently uncertain and it may be a considerable period of time before Lincoln/Vidler is able to ascertain the final volume of water rights that will be permitted by the Nevada State Engineer from its applications in the Tule Desert Groundwater Basin.  In addition, on July 21, 2009, Lincoln/Vidler filed a federal action in the United States District Court for the District of Nevada against two individuals in their official capacities as the Nevada State Engineer and the Acting Nevada State Engineer.  Lincoln/Vidler’s action seeks prospective injunctive and declaratory relief against the Nevada State Engineer on the basis of the Nevada State Engineer’s failure to provide Lincoln/Vidler with substantive and procedural due process of law.  At a hearing held on July 24, 2009, the District Court Judge ruled in favor of Lincoln/Vidler, allowing limited discovery on various alleged improprieties by the State Engineer.  Discovery has been ongoing since August, 2009, in accordance with such District Court’s order.  The outcome of this federal action is inherently uncertain and it may be a considerable period of time before Lincoln/Vidler is able to obtain relief under this action, if at all.

As of December 31, 2008, our carrying value for the applications for the additional 7,240 acre-feet was $16.4 million, which primarily represented the data collection, drilling and monitoring costs and expenses incurred to collect, interpret and submit the groundwater data to the Nevada State Engineer.  Under agreements in place with developers at the time of ruling, Vidler would only record approximately $4 million of revenue from the 396 acre-feet of water rights granted in the 2009 Ruling.  Due to the 2009 Ruling, for the year ended December 31, 2009, we have written down the carrying value of these water rights and applications to their estimated recoverable value under the 2009 Ruling, and recorded a loss on impairment of approximately $12.4 million, before any related tax effects.

Coyote Springs

Coyote Springs (www.coyotesprings.com) is a planned mixed-use development to be located approximately 40 miles north of Las Vegas, Nevada, at the junction of U.S. Highway 93 and State Highway 168, approximately two-thirds of which is within Lincoln County, Nevada, and the balance is in Clark County, Nevada.  Coyote Springs is the largest privately-held property for development in southern Nevada.  The developer, Coyote Springs Investment, LLC (“CSIL”), has received entitlements for approximately 50,000 residential units, six golf courses, and 1,200 acres of retail and commercial development on 13,100 acres in Clark County.  CSIL expects to receive additional entitlements for its 29,800 acres in Lincoln County.  Based on the entitlements obtained so far, it is estimated that the community will require approximately 35,000 acre-feet of permanent water.  Additional water will be required as further entitlements are obtained.  It is expected that full absorption of the residential units will take 25 years or more.

We anticipate that Lincoln/Vidler could provide the majority of the water required for the Coyote Springs project from the jointly filed applications for water rights in various basins in Lincoln County.

In 2005, Lincoln/Vidler agreed to sell water to CSIL as and when supplies were permitted from existing applications in Kane Springs, Nevada.  A hearing was completed in 2006 on a filing for water rights from Kane Springs, and in January, 2007, Lincoln/Vidler was awarded 1,000 acre-feet of permitted water rights.  The Nevada State Engineer has requested additional data before making a determination on the balance of the applications from this groundwater basin, where Lincoln/Vidler maintains priority applications for approximately 17,375 acre-feet of water.  The actual permits received may be for a lesser quantity, which cannot be accurately predicted.

In the fourth quarter of 2008, Lincoln/Vidler obtained the right-of-way over federally managed lands, on behalf of CSIL, relating to a pipeline to convey the water rights from Kane Springs.  During 2009, Lincoln /Vidler agreed to amend the sale agreement with CSIL for the 1,000 acre-feet of water rights which became effective on obtaining the right–of–way.  The sale price of the water rights is $8,052 per acre–foot for a total purchase price of approximately $8.1 million.  Vidler’s portion of the sale price is approximately $6 million.  Vidler has agreed to finance the sale of its portion of the water rights over the period ending April 2012 at 10% per annum.  Principal payments are due from CSIL in April 2010, April 2011 and April 2012, and under this payment schedule we anticipate recording the revenue from Vidler’s portion of the sale of water rights on an installment-sale basis as and when principal payments are received from CSIL.  For the year ended December 31, 2009, we have recorded as interest income interest payments received from CSIL of approximately $300,000.

Dry Lake Valley

In December 2008, Vidler purchased approximately 795 acres and the appurtenant federal grazing allotments in Dry Lake Valley, Lincoln County, Nevada.  The real estate, which represents the only private property located in the Dry Lake Valley, was purchased in order to place water applications owned by Lincoln/Vidler to beneficial use.

In September, 2009, the Nevada State Engineer permitted 1,009 acre-feet of irrigation water rights to Lincoln/Vidler and, as a result, Lincoln/Vidler are in the process of drilling wells and installing irrigation systems to place the water in to beneficial use.  It is anticipated that the costs to put the water in to beneficial use will be approximately $1.5 million in 2010.  Currently, the property and allotments are leased for cattle grazing and farming.

The property lies in a portion of the valley that appears to be well suited for solar energy development.  In addition, both the eastern and western boundaries of the property abut federally granted major power transmission corridors.  The western boundary of the property abuts the Lincoln County Conservation, Recreation and Development Act of 2004 utility corridor that Southern Nevada Water Authority is currently in the process of permitting for its water importation project.  The property is also adjacent to one of the solar energy study areas designated by the Secretary of the Interior, which is being analyzed pursuant to a Programmatic Environmental Impact Statement (“PEIS”).  The aims of the PEIS, among other things, are to evaluate utility–scale solar energy development and to amend relevant Bureau of Land Management (“BLM”) land use plans with the consideration of establishing a new BLM solar energy development program.  This BLM site is designated as the Dry Lake Valley North site and consists of approximately 49,775 acres.

Lincoln/Vidler Water Rights Applications

Lincoln/Vidler has pending water rights applications filed with the Nevada State Engineer’s Office.  Prior to a law change in 2003, the law governing water rights required the Nevada State Engineer to act on an application within one year of its filing date or it was deemed cancelled.  A recent Nevada Supreme Court ruling in January, 2010, considered this new law with respect to 34 water right applications of Southern Nevada Water Authority (SNWA) that had been filed in 1989.  The Court reversed and remanded a lower court ruling requiring the lower court to either reopen the 34 water right applications for protests or to require SNWA to re-file new applications.  The Court indicated that “applicants cannot be punished for the State Engineer’s failure to follow his statutory duty.”  However, language in the opinion appeared to indicate that equity would require the applications to be reopened for protest but the early priority date of their applications would remain intact.

Lincoln/Vidler has pending water right applications filed with the Nevada State Engineer’s Office.  Lincoln/Vidler had filed on water rights throughout Lincoln County in 1998 and again in 2003, 2004, 2005, 2006 and 2007 in all but six groundwater basins.  Because of these re-filings, these water right applications are not in jeopardy under the Nevada Supreme Court ruling.  Of the six basins not filed after 2003, Lincoln/Vidler, to ensure the protection of those filings, have re-filed in four of the six basins, determining that the remaining two basins have no water to be appropriated by the Nevada State Engineer.

Lincoln County Power Plant Project

In 2005, Vidler entered into an option agreement to sell its interest in a project to construct a new electricity-generating plant in southern Lincoln County, for $4.8 million.  It is anticipated that the new plant will supply electricity to the new communities to be developed near Mesquite, and surrounding areas.  In December 2009, we agreed to extend the option period until December 31, 2011, in exchange for further option payments totaling $400,000.  The purchaser has made all of the scheduled option payments to date.

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

The Fish Springs Ranch water rights have been identified as the most economical, sustainable, and proven new source of supply to support new growth in the north valley communities of Washoe County.  Residential property developers have publicly stated that Reno is constrained for land and that there are no existing water supplies to support further development in the north valleys of Reno.  If additional water can be supplied to Reno and the surrounding areas, this will allow the development of additional land in accordance with the community’s master plan.  According to the Nevada State Demographer, from 2000 to 2008, the population of Washoe County (including Reno/Sparks) increased by almost 25% to approximately 424,000 people.  In addition, despite the current housing downturn, we continue to expect that, in the long term, new home construction in the Reno area will be robust as the Nevada State Demographer has forecast that the population of Washoe County will increase by over 150,000 people by 2028.

During 2006, we began construction of a pipeline and an electrical substation to provide the power which will be required to pump the water to the north valleys.  Construction of the pipeline to convey the water from Fish Springs Ranch to a central storage tank in northern Reno was completed during 2008.  As of December 31, 2009, we have capitalized $101.1 million of direct pipeline costs and other related expenditure, including interest, plus the cost of our water credits, within the Real Estate and Water Assets section of our consolidated balance sheet.  As water is sold by Fish Springs and revenues are generated, the asset will be expensed as a cost of sale in our consolidated statement of operations in the period in which the associated revenues are recorded.

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

Since the dedication of the pipeline in July 2008, and, as a result, the Fish Springs water becoming available for sale, we sold 12.8 water credits during 2008 for sales proceeds of approximately $577,000.  (One water credit is equivalent to a water right of one acre-foot volume of water per annum in perpetuity).  There were no sales of Fish Springs’ water credits in 2009.  The uncertain timing of future development means it is difficult to predict when water credit sales will occur.

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

In 2007, Vidler entered into development and improvement agreements with both Carson City and Lyon County to provide water resources for planned future growth in Lyon County and to connect, or “intertie,” the municipal water systems of Carson City and Lyon County.

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

During 2009, Vidler substantially completed the infrastructure required to connect the Carson City water system with the Lyon County water system and the infrastructure is now sufficient to deliver an expected volume of water of at least 4,000 acre-feet per year.  Our initial estimates of the total capital costs for the proposed new infrastructure were as much as approximately $23 million over a four to six year period. However, as of December 31, 2009, we have expended a total of approximately $5.7 million to complete the connection infrastructure and we anticipate that further capital expenditures will be limited to approximately $2 million in order to recover the water in Lyon County as and when demand occurs.

Vidler has acquired and optioned water rights consisting of both Carson River agriculture designated water rights and certain municipal and industrial designated water rights.  On completion of our re-designation development process of the agriculture designated water rights to municipal and industrial use, we anticipate that Vidler will have at least 4,000 acre-feet available for municipal use in Lyon County for future development, principally by means of delivery through the new infrastructure constructed by Vidler.  The uncertain timing of future development means it is difficult to predict when water rights sales will occur.

4.	Sandy Valley, Nevada

In June 2002, the Nevada State Engineer awarded Vidler 415 acre-feet of water rights near Sandy Valley, Nevada.  The award of the permit for the 415 acre-feet of water rights was appealed in the Nevada Supreme Court by certain residents of Sandy Valley.  The Supreme Court denied Vidler the originally permitted rights due to a procedural error in certifying the record on appeal.  Vidler appealed this decision in the Supreme Court but was not successful in keeping the original rights.  However, Vidler has water rights applications for 2,000 acre-feet for groundwater appropriation in Sandy Valley and is preparing these applications to go through the permitting process to obtain perfected water rights.

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

At December 31, 2009, Vidler owned approximately 267 acre-feet of Muddy River water rights and which are leased to Southern Nevada Water Authority.

Colorado

Vidler is completing the process of monetizing its water rights in Colorado, through sale or lease:

•	in 2007, Vidler closed on the sale of approximately 0.6 acre-feet of water rights for $45,000;
•	in 2008, Vidler closed on the sale of approximately 3.9 acre-feet of water rights for $302,000; and
•	in 2009, Vidler closed on the sale of approximately 1.6 acre–feet of water rights for $127,000.

Vidler has 173 acre-feet of water rights remaining in Colorado, of which 106 acre-feet are available for sale or lease and 67 acre-feet have been leased.

Idaho

In 2007, Vidler closed on the purchase of two farm properties in Idaho totaling approximately 1,886 acres of land, together with the related 7,044 acre-feet of agricultural water rights.  The properties are leased and currently being farmed, and grow apples, silage corn, alfalfa and potatoes.

These purchases represented Vidler’s first acquisition of real estate and water resources in Idaho.  The properties are located near the areas of Boise, Nampa, and Caldwell, where future development could be constrained by the lack of developable land with water to support development.  We believe that the properties are well suited for residential planned unit development, although we are also considering other alternatives for both the land and the water resources acquired.

During 2009, Vidler entered in to a geothermal lease agreement with a geothermal energy company with respect to the two Idaho properties.  Vidler received an initial payment of approximately $375,000 and is entitled to annual lease payments of approximately $4,700 over the ten year lease period.  Vidler is also entitled to 3.5% of gross proceeds for the use of any geothermal resources on the properties for the commercial production of electrical energy and 10% of gross proceeds for the use of any geothermal resources on the properties for the commercial production of non-electrical energy.

WATER STORAGE

1.	Vidler Arizona Recharge Facility

During 2000, Vidler completed the second stage of construction at its facility to “bank,” or store, water underground in the Harquahala Valley, and received the necessary permits to operate a full-scale water “recharge” facility.  “Recharge” is the process of placing water into storage underground.  Vidler has the permitted right to recharge 100,000 acre-feet of water per year at the Vidler Arizona Recharge Facility, and anticipates being able to store as much as 1 million acre-feet of water in the aquifer underlying much of the valley.  When needed, the water will be “recovered,” or removed from storage, by ground water wells.

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

Vidler is able to provide storage for users located both within Arizona and out of state.  Potential users include industrial companies, power-generating companies, developers, and local governmental political subdivisions in Arizona, and out-of-state users such as municipalities and water agencies in Nevada and California.  The Arizona Water Banking Authority (“AWBA”) has the responsibility for intrastate and interstate storage of water for governmental entities.

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

Vidler has not yet generated any revenue from the facility.  We believe that the best economic return on the facility will come from storing water in surplus years for sale in dry years or when other need for the water arises.  Vidler has been recharging water for its own account since 1998, when the pilot plant was constructed.  At the end of 2009, Vidler had “net recharge credits” of approximately 212,000 acre-feet of water in storage at the facility as well as approximately 5,000 acre–feet of water at an Arizona state owned storage site within the Phoenix Active Management Area.  Vidler has ordered a further 47,000 acre-feet of water for recharge in 2010 of which approximately 41,500 acre-feet is to be recharged at our facility and approximately 5,500 acre–feet in the Phoenix Active Management Area.

Subsequent to December 31, 2009, in January, 2010, Vidler acquired for $15.75 million a single-purpose limited liability company whose primary asset was approximately 126,000 acre–feet of stored water (“net recharge credits”) in the Roosevelt Water Conservation District (“RWCD”).  For the purposes of storing water, the RWCD is part of the Phoenix, Arizona Active Management Area (which corresponds to the Phoenix metropolitan area).  Accordingly, this stored water may be recovered and used anywhere in the Phoenix Active Management Area and could have a variety of uses for commercial developments within the Phoenix metropolitan area.

2.	Semitropic, California

Vidler originally purchased an 18.5% right to participate in the Semitropic Water Banking and Exchange Program, which operates a 1 million acre-foot water storage facility at Semitropic, near the California Aqueduct, northwest of Bakersfield, California.

In July, 2008, Vidler completed the sale of its remaining interest of 30,000 acre-feet of storage capacity at the Semitropic Water Banking and Exchange Program in a transaction with the San Diego County Water Authority.  The sale generated cash proceeds of $11.7 million and we recorded a net gain, as revenue, of $8.7 million in 2008.  In 2009, Vidler sold its entire inventory of water of approximately 10,252 acre-feet for total sale proceeds of approximately $3.1 million.  As a result of this sale, as of December 31, 2009, Vidler no longer owns any water assets in California.

OTHER PROJECTS

New Mexico Project

During 2009, Vidler commenced a new water resource development project in the state of New Mexico.  At this stage of the project, as of December 31, 2009, all expenditures relating to this venture have been expensed through the statement of operations as incurred, until such time we believe we have sufficient evidence that further expenditures will be recovered by subsequent cash flows generated from the sale of permitted water rights.  We are in the exploratory stage of the project.  We have conducted geophysical surveys and applied for and were granted exploratory and monitoring well permits from the State Engineer’s Office of New Mexico and our drilling operations are currently underway.

Vidler’s business plan for this project is to drill exploratory and monitoring wells to prepare a groundwater flow model with the ultimate objective of being awarded permitted water rights by the New Mexico State Engineer’s Office.  Vidler has identified a demand of up to 1,500 acre-feet of water per annum in and around the Santa Fe region of New Mexico.  We have budgeted further expenditures of up to $4 million to complete the development of this project over the next one or two years.  The project is being developed in a partnership in which Vidler is the 95% owner.

Other

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

REAL ESTATE OPERATIONS

Our Real Estate Operations segment’s revenues are derived from the sale of Nevada Land’s property in northern Nevada and UCP’s sale of residential developments in California.  In addition, various types of recurring revenue are generated from use of the Nevada Land’s properties, including leasing, easements, and mineral royalties.  Nevada Land also generates interest revenue from real estate sales contracts where Nevada Land has provided partial financing, and from temporary investment of sale proceeds.

We recognize the sale of real estate when a transaction closes.  On closing, the entire sales price is recorded as revenue, and the associated cost basis is reported within cost of real estate sold.  Since typically the date of closing determines the accounting period in which the revenue and cost of real estate are recorded, the reported results of our Real Estate Operations segment fluctuate from period to period, depending on the dates when transactions close.  Consequently, results for any one year are not necessarily indicative of likely results in future years.

Nevada Land

The continuing slow-down in U.S. real estate markets has affected Nevada Land’s 2009, 2008 and 2007 results of operations, when compared to prior years.  In 2009, 2008 and 2007, the volume of acreage sold declined by 97%, 91% and 52% respectively from 2006 activity, and the land sales revenues generated by Nevada Land in 2009, 2008 and 2007 declined by approximately 95%, 86% and 43% respectively from 2006 land sale revenues.  However, gross margin percentages on land sales (the total of sales less costs of sales divided by sales) have remained consistent at approximately 70% throughout 2009, 2008 and 2007 compared to a gross margin percentage of approximately 67% in 2006.  In addition, Nevada Land owns several other rights, such as mineral rights, water rights and geothermal rights which are typically retained even when the surface right is sold as a land sale.  The annual lease and royalty income generated by Nevada Land has remained fairly consistent throughout 2009, 2008 and 2007 at $658,000, $628,000 and $611,000 respectively.

Despite the slow-down in real estate sales at Nevada Land, we are seeing strong development activity with respect to our geothermal rights, which appears to reflect the increased demand in the U.S. for alternative energy sources.  Nevada Land owns the geothermal rights to over 1.3 million acres in northern Nevada.  We hold the geothermal rights on property we still own, and we have retained the geothermal rights on all land sales that we have previously recorded.  Typically, we structure geothermal development agreements with power companies that incorporate a lease element, as well as a royalty on the actual energy generated from a geothermal plant.  We are currently a party to seven geothermal leases, over a total of 16,500 acres, in varying stages of development with five different power companies.  During 2009, Nevada Land generated income of $1 million from the sale of geothermal rights on its property.

UCP

Since commencing operations in early 2008, UCP has focused on acquiring finished and entitled residential lots in and around the Fresno Metropolitan Area (the Central Valley area of California) as well as in certain locations in the Central Coast region of California, and in particular, the Monterey region.  We believe that the residential real estate markets where UCP has acquired development properties are attractive in the long term due to high affordability ratios, favorable market demographics (population growth and diverse employment bases) and fundamental supply and demand forces arising from the existing balance of inventories of standing homes and lots and the demand for homes.  (See below for highlights of these factors in Monterey County and the Central Valley region of California.)

East Garrison, Monterey County, California

During 2009, UCP closed on its most significant acquisition to date:  a 244 acre site in Monterey County, California (the “East Garrison Master–Planned Community”).  During the third quarter of 2009, UCP acquired a note for a discount to its face value for a total, including acquisition costs, of approximately $22.6 million.  As intended, UCP subsequently foreclosed on the underlying real estate that acted as security for the note.  As a result of this foreclosure, UCP acquired 1,400 entitled residential units consisting of the East Garrison Master–Planned Community.  East Garrison is located on the north–east corner of the historic former Fort Ord Army base just outside Monterey, California.  The East Garrison Master–Planned Community consists of three phases which are based on the timing of development as contained within the approved master plan.  It is our current intention to complete the development of 441 partially finished lots in Phase 1 to fully finished lots (lots with all horizontal infrastructures such as electricity, gas and sewer lines as well as roads and curbs).  We estimate that costs associated with completing the 441 lots and other project costs will total approximately $20 million in the next two years prior to monetizing the Phase 1 lots.  Currently, we have no plans to complete any construction related to Phases 2 and 3 of East Garrison.

The site is fully–entitled with environmental permits in place, a zoning ordinance approved, water allocated to the entire development and a development agreement and a development and disposition agreement approved by the Monterey County Redevelopment Agency.  We believe the completion of this entitlement process gives the project a competitive advantage as new supplies of finished lots are limited due to the difficulty of the entitlement process.

Monterey County has a population of approximately 425,000.  The County’s population is forecast to experience population growth over the next ten years, growing to approximately 480,000 by 2020 (approximately 13% in total).  Within the Monterey Region, which consists of Monterey and Santa Cruz Counties, the employment base of approximately 270,000 workers, is spread across several industry segments.  The largest industry segments in the Monterey Region include first, Government, Health, Education, and Military, second Agriculture, and third Transportation Trade and Utilities.  In December 2009, the median price of a home in Monterey County was approximately $252,500 and the affordability index (a measure of the ability of first time homebuyers to purchase a home based on the median household income) is approximately 66% compared to 54% in 2008.  Housing inventories in Monterey County declined 62% during 2009.  In December 2009, there was approximately only 2.9 months of housing inventory based on current sales levels compared to 7.7 months in December 2008.

Central Valley Region, California

Fresno County is the tenth largest county in California and in 2009 had a population of over 940,000.  The county’s population is expected to grow to approximately 1.1 million by 2020 (a total of 18%).  Fresno County is also one of the leading counties in the United States for agriculture production, with a gross crop value exceeding $5.7 billion in 2008.  The employment base in Fresno is approximately 370,000 spread across a diversified set of industries:  the largest of which are government, trade transportation and utilities, agriculture, and education and health services.  As of December 2009, the median price of a home in Fresno County was $151,000 (compared to $159,900 at December 2008) and the affordability index (a measure of the financial ability of U.S. families to buy a house based on the median household income) for first time homebuyers was 76% (compared to 67% in 2008).  Housing inventories in Fresno County declined 51% during 2009.  In December 2009, there was approximately 3.3 months of housing inventory based on current sales levels compared to 6.8 months in December 2008.

Throughout 2009, UCP continued the completion of required entitlements of UCP’s partially-entitled projects with the objective of owning fully–entitled residential development projects.  In addition, during 2009, UCP sold 108 finished lots and seven homes for total sales proceeds of $8.9 million.

INSURANCE OPERATIONS IN “RUN OFF”

The operations of our insurance companies are in “run off,” which means handling and resolving claims on expired policies, but not writing new business.  Typically, most of the revenues of an insurance company in “run off” come from investment income (interest from fixed-income securities and dividends from stocks) earned on funds held as part of their insurance business.  In addition, gains or losses are realized from the sale or impairment of investments.

In broad terms, our insurance companies hold cash and fixed-income securities corresponding to their loss reserves and state capital and deposit requirements, and the remainder of the portfolio is invested in small-capitalization value stocks in the U.S. and selected foreign markets.  At December 31, 2009, the investment portfolios of Physicians and Citation consisted of cash of $9.6 million, fixed-income securities with a market value of $15.3 million, and stocks with a market value of $110 million.

We hold bonds issued by the U.S. Treasury and government-sponsored enterprises (namely Freddie Mac, FNMA, FHLB, and PEFCO) and State of California general obligations municipal bonds only to the extent required for capital under state insurance codes, or as required for deposits or collateral with state regulators.  Otherwise, the bond portfolios currently consist of domestic investment-grade corporate issues and one New Zealand dollar-denominated corporate issue, with four or less years to maturity.

At December 31, 2009, the insurance company bond portfolios consisted of:

Issuer	Fair Value December 31, 2009	Percentage of Total Fair Value
U.S. Treasury	$1,186,000	7.8%
Government-sponsored enterprises	6,707,000	44.0%
State of California general obligations	3,239,000	21.2%
Domestic investment-grade corporate bonds	3,339,000	21.9%
Foreign corporate bond (no credit rating)	780,000	5.1%
	$15,251,000	100.0%

At December 31, 2009, the aggregate market value of Physicians’ and Citation’s bond portfolios ($15.3 million) was greater than amortized cost ($14.7 million).

To protect the capital value of our bond portfolio from a decline in value that could be brought on by higher interest rates in the medium term, our bond investments are concentrated in issues maturing in four years or less.  At December 31, 2009, the duration of Physicians’ and Citation’s bond portfolios was 2.6 years.  The duration of a bond portfolio measures the amount of time it will take for the cash flows from scheduled interest payments and the maturity of bonds to equal the current value of the portfolio.  Duration indicates the sensitivity of the market value of a bond portfolio to changes in interest rates.  If interest rates increase, the market value of existing bonds will decline.  During periods when market interest rates decline, the market value of existing bonds increases. Typically, the longer the duration, the greater the sensitivity of the value of the bond portfolio to changes in interest rates.  Duration of less than five years is generally regarded as medium term, and less than three years is generally regarded as short term.

Our insurance companies principally hold their liquid funds in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Due to the nature of the underlying debt securities which this money market fund holds, we do not anticipate any loss of principal.  We do not own any preferred stock, mortgage-backed or asset-backed securities, collateralized debt obligations, auction-rate securities, or commercial paper, and we do not have any exposure to credit default swaps.

The equities component of the insurance company portfolios is concentrated in a limited number of asset-rich, small-capitalization value stocks.  These positions have been accumulated at a significant discount to our estimate of the private market value of each company’s underlying “hard” assets (land and other tangible assets).  At December 31, 2009, investments in the U.S. comprised approximately 47% of the stock portfolio; Switzerland, 39%; and New Zealand and Australia, 13%.

The PICO group began to invest in European companies in 1996, and in New Zealand and Australian companies in 2002.  In particular, we have been accumulating shares in a number of undervalued asset-rich companies in Switzerland.  Typically, we believe that these companies will benefit from pan-European and domestic consolidation.  In some cases, we believe that corporate activity or conversion to international standards of accounting will make the underlying value of the companies more visible.

The fixed-income securities and common stocks in the insurance companies’ investment portfolios generated total returns of approximately 12% in 2007, -41% in 2008, and 16% in 2009.

The equity portfolios of our insurance companies are managed on an absolute value basis, using an approach which investors refer to as “Graham and Dodd”.  Stocks are selected based on the investment fundamentals of the underlying company, which is our assessment of what the enterprise is worth, based on the private market value of its assets, earnings, and cash flow.  Typically, we buy stocks at a significant discount to our assessment of the value of the company’s “hard assets,” such as land, natural resources, or cash.  We also own shares in operating companies, which are undervalued on the basis of their earnings and cash flow, and whose businesses have special or unique characteristics.  We invest with a patient, long-term orientation, with the intention of holding a stock until fair and full value is realized.  The gap between market price and intrinsic value may persist for several years, and we typically hold stocks for three to five years, or longer.  In many cases, we only sell a stock when the company is acquired by a third party.  During periods of weakness in the broad stock market, the gap between market price and intrinsic value may widen, but we only sell the stock if it has reached our target, its fundamentals have deteriorated, or other changes limit upside potential on a risk-adjusted basis.

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

Due to the long “tail” (the period of time between the occurrence of the alleged event giving rise to the claim, and the claim being reported to us) in the medical professional liability insurance business, it is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves.  Our loss reserves are reviewed by management every quarter, and are assessed in the fourth quarter of each year, based on independent actuarial analysis of past, current, and projected claims trends in the 12 months ended September 30 of each year.

At December 31, 2009, our medical professional liability reserves totaled $2.3 million, net of reinsurance (claims reserves which have been transferred to the reinsurer), compared to $3.8 million net of reinsurance at December 31, 2008, and $6.5 million net of reinsurance at December 31, 2007.

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	December 31,
	2009	2008	2007

Direct reserves	$2,338,000	$3,834,000	$6,603,000
Ceded reserves			(83,000)
Net medical professional liability insurance reserves	$2,338,000	$3,834,000	$6,520,000

At December 31, 2009, our direct reserves, or reserves before reinsurance, represented the independent actuary’s best estimate.  We are continually reviewing our claims experience and projected claims trends in order to derive the most accurate estimate possible.

At December 31, 2009, approximately $451,000, or 19% of our direct reserves, were case reserves, which are the loss reserves established when a claim is reported to us.  Our provision for incurred but not reported claims (IBNR - which means the event giving rise to the claim has allegedly occurred, but the claim has not been reported to us) was $854,000, or 37% of our direct reserves.  The loss adjustment expense reserves, totaling $1 million, or 43% of direct reserves, recognize the cost of handling claims over the next seven years while Physicians’ loss reserves run off.

Over the past three years, the trends in open claims and claims paid have been:

	Year Ended December 31,
	2009	2008	2007

Open claims at the start of the year	10	12	18
New claims reported during the year	4	4
Claims closed during the year	- 8	- 6	- 6
Open claims at the end of the year	6	10	12

Total claims closed during the year	8	6	6
Claims closed with no indemnity payment	- 8	- 6	- 4
Claims closed with an indemnity payment	0	0	2

Total claims payments during the year	$190,000	$315,000	$535,000

PHYSICIANS INSURANCE COMPANY OF OHIO - CHANGE IN LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2009	2008	2007

Beginning reserves	$3,834,000	$6,520,000	$9,385,000
Loss and loss adjustment expense payments	(190,000)	(315,000)	(535,000)
Re-estimation of prior year loss reserves	(1,306,000)	(2,371,000)	(2,330,000)
Net medical professional liability insurance reserves	$2,338,000	$3,834,000	$6,520,000

Re-estimation as a percentage of beginning reserves	- 34.1%	- 36.4%	- 24.8%

In 2009, claims and loss adjustment expense payments were $190,000, accounting for 13% of the net decrease in reserves.  During 2009, Physicians continued to experience favorable trends in both the “frequency”, or number of claims, and the “severity”, or size of claims.  Consequently, independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were again greater than the actuary’s projections of future claims payments.  Reserves were reduced in eight of Physicians’ 20 accident years from 1976 until 1996, increased in two accident years, and there was no change in ten accident years.  This resulted in a net reduction of $1.3 million, or approximately 34.1% of reserves at the start of the year.  The net reduction in reserves was primarily due to a decrease in claims frequency, and was recorded in Physicians’ IBNR.

In 2009, Physicians made a net indemnity payment of $1,000, which represents the indemnity portion of one claim.  Total claims payments in 2009 were less than anticipated.  At December 31, 2009, the average case reserve per open claim was approximately $75,000.  There were no changes in key actuarial assumptions in 2009.  Such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments, either increases or decreases, in future years.  See “Critical Accounting Policies” and “Risk Factors”.

In 2008, claims and loss adjustment expense payments were $315,000, accounting for 12% of the net decrease in reserves.  During 2008, Physicians continued to experience favorable trends in both the “frequency” and the “severity” of claims.  Independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were greater than the actuary’s projections of future claims payments.  Reserves were reduced in eight of Physicians’ 20 accident years from 1976 until 1996, resulting in a net reduction of $2.4 million, or approximately 36.4% of reserves at the start of the year.  The net reduction in reserves was primarily due to a decrease in claims frequency, and was recorded in Physicians’ reserve for IBNR.

In 2008, Physicians made net indemnity payments of $138,000, which represents the indemnity portion of three claims.  Total claims payments in 2008 were less than anticipated.  There were no changes in key actuarial assumption in 2008.

In 2007, loss and loss adjustment expense payments were $535,000, accounting for 19% of the net decrease in reserves.  During 2007, Physicians continued to experience favorable development in the “frequency” of claims and, to a lesser extent, the “severity” of claims.  Independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were greater than the actuary’s projections of future claims payments.  Reserves were reduced in 16 of Physicians’ 20 accident years from 1976 until 1996, resulting in a net reduction of $2.3 million, or approximately 24.8% of reserves at the start of the year.  The net reduction in reserves was primarily due to a decrease in claims frequency, and was recorded in Physicians’ IBNR.

In 2007, Physicians made $310,000 in net indemnity payments to close two cases, and total claims payments were less than anticipated.  There were no changes in key actuarial assumption in 2007.

Since it is more than 14 years since Physicians wrote its last policy and the reserves for direct IBNR claims and IBNR loss adjustment expenses at December 31, 2009, total approximately $1.7 million, it is conceivable that the Company will experience favorable development of reserves for reported losses, IBNR and loss adjustment expenses.  However, there is less potential for favorable development in future years than there has been in the past, as Physicians’ claim count shrinks.  In addition, we caution (1) that claims can be reported until 2017, and (2) against over-emphasizing claim count statistics -- for example, the last claims to be resolved in “run off” could be the most expense to resolve.

Citation Insurance Company

Property and Casualty Insurance Loss Reserves

Citation went into “run off” from January 1, 2001.  At December 31, 2009, after nine years of “run off,” Citation had $543,000 in property and casualty insurance loss and loss adjustment expense reserves, after reinsurance.

Approximately 64% of Citation’s net property and casualty insurance reserves are related to one line of business, artisans/contractors liability insurance.  The remaining 36% is comprised of commercial property and casualty insurance reserves related to policies which expired in 2001.  As a general rule, based on state statutes of limitations, we believe that no new commercial property and casualty insurance claims can be filed in California and Arizona, although in these states claims filing periods may be extended in certain limited circumstances.

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

Over the past three years, the trends in open claims and claims paid in the artisans/contractors line of business have been:

	Year Ended December 31,
	2009	2008	2007

Open claims at the start of the year	11	39	78
New claims reported or claims re-opened during the year	7	18	31
Claims closed during the year	- 13	- 46	- 70
Open claims at the end of the year	5	11	39

Total claims closed during the year	13	46	70
Claims closed with no payment	- 10	- 24	- 30
Claims closed with LAE payment only (no indemnity payment)	- 1	- 11	- 17
Claims closed with an indemnity payment	2	11	23

Due to the long “tail” (the period between the occurrence of the alleged event giving rise to the claim and the claim being reported to us) in the artisans/contractors line of business, it is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves.  Our loss reserves are regularly reviewed by management, and certified annually by an independent actuarial firm, as required by California state law.  The independent actuary analyzes past, current, and projected claims trends for all active accident years, using several forecasting methods.  The actuary believes this will result in more accurate reserve estimates than using a single method.  We typically book our reserves to the actuary’s best estimate.

Changes in assumptions about future claim trends and the cost of handling claims can lead to significant increases and decreases in our property and casualty loss reserves.  In 2009, we increased reserves by $55,000, or approximately 8.5% of beginning reserves.  In 2008, we reduced reserves by $2.3 million, or 74.3% of beginning reserves, principally due to reduced frequency and reduced severity of claims, which led the actuary to conclude that the “run off “of the artisans/contractors book of business will be completed sooner, and with lower claims and expense payments, than previously projected.  We also reduced reserves by $1.2 million in 2007.  Such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments, either increases or decreases, in future years.

Since Citation’s property and casualty insurance claims reserves are now only $543,000, there is clearly limited scope for favorable development in future years.

There were no changes in key actuarial assumptions during the three years ended December 31, 2009.  See “Critical Accounting Policies” and “Risk Factors”.

At December 31, 2009, Citation’s net property and casualty reserves were carried at $543,000, approximately equal to the actuary’s best estimate.

CITATION INSURANCE COMPANY - PROPERTY AND CASUALTY INSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	December 31,
	2009	2008	2007
Direct reserves	$624,000	$741,000	$3,587,000
Ceded reserves	(81,000)	(96,000)	(438,000)
Net reserves	$543,000	$645,000	$3,149,000

At December 31, 2009, $125,000 of Citation’s net property and casualty reserves (approximately 23%) were case reserves, $156,000 represented provision for IBNR claims (29%), and the loss adjustment expense reserve was $262,000 (48%).

CITATION INSURANCE COMPANY - CHANGE IN PROPERTY AND CASUALTY INSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2009	2008	2007

Beginning reserves	$645,000	$3,149,000	$5,077,000
Loss and loss adjustment expense payments	(157,000)	(163,000)	(695,000)
Re-estimation of prior year loss reserves	55,000	(2,341,000)	(1,233,000)
Net property and casualty insurance reserves	$543,000	$645,000	$3,149,000

Re-estimation as a percentage of beginning reserves	+ 8.5%	- 74.3%	- 24.3%

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

The nature of this line of business is that we receive a relatively small number (low frequency) of relatively large (high severity) claims.  Since this book of business is now more than 11 years old, the remaining claims tend to be severe, and likely to lead to claims payments for a prolonged period of time, although many have now exceeded the amount of risk we retain per claim, increasing the amount of reinsurance we can recover.

Although the last of Citation’s workers’ compensation policies expired in 1998, new workers’ compensation claims can still be filed for events which allegedly occurred during the term of the policy.  The state statute of limitations is ten years, but claim filing periods may be extended in some circumstances.

Over the past three years, the trends in open claims and claims paid in the workers’ compensation line of business have been:

	Year Ended December 31,
	2009	2008	2007

Open claims at the start of the year	142	172	216
New claims reported during the year	5	17	22
Claims reopened during the year	21	0	10
Claims closed during the year	- 48	- 47	- 76
Open claims at the end of the year	120	142	172

A significant number of the claims received in the past three years relate to asbestos.  During 2009, all five new claims related to asbestos, and 25 of the 120 open claims at December 31, 2009, were asbestos-related.  Our actuaries expect the asbestos claims to develop in a different pattern to workers’ compensation claims.  Typically the asbestos claims are shared among numerous insurance carriers and result in a relatively small loss and loss adjustment expense payments.  A $500,000 reserve for late reported asbestos claims was established in 2008, and this reserve stood at $475,000 at December 31, 2009.

At December 31, 2009, Citation had workers’ compensation reserves of $21.2 million before reinsurance and $6.8 million after reinsurance.  Citation purchased excess reinsurance to limit its potential losses in this line of business.  In general, we have retained the risk on the first $150,000 to $250,000 per claim.  The workers’ compensation reserves are reinsured with General Reinsurance Corporation, a subsidiary of Berkshire Hathaway, Inc.

CITATION INSURANCE COMPANY - WORKERS’ COMPENSATION LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	December 31,
	2009	2008	2007

Direct reserves	$21,213,000	$23,198,000	$22,186,000
Ceded reserves	(14,446,000)	(15,781,000)	(16,133,000)
Net reserves	$6,767,000	$7,417,000	$6,053,000

It is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves in the workers’ compensation line of business due to:

•	the long “tail” (the period between the occurrence of the alleged event giving rise to the claim and the claim being reported to us); and
•	the extended period over which policy benefits are paid.

Such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments, either increases or decreases, in future years.  Examples of future trends include claims, the cost of handling claims, and medical care costs.  See “Critical Accounting Policies” and “Risk Factors”.

Following independent actuarial analysis at September 30, 2009, and December 31, 2009, Citation decreased its workers’ compensation net loss reserves by approximately $94,000, or 1.3% of the $7.4 million in net reserves at the start of 2009.  Direct reserves were decreased by approximately $330,000, which was partially offset by a $236,000 decrease in the estimated reinsurance recoverable on our workers’ compensation loss reserves, resulting in a $94,000 decrease in net loss reserves.

Following independent actuarial analysis during 2008, Citation increased its workers’ compensation net loss reserves by $2.3 million, or 37.3% of the $6.1 million in net reserves at the start of 2008.  Direct reserves were increased by approximately $3 million, which was partially offset by a $662,000 increase in the estimated reinsurance recoverable on our workers’ compensation loss reserves, resulting in a $2.3 million increase in net loss reserves.  The increase in reserves came after:

•	individual actuarial review of every open case; and
•
the creation of a new reserve of $500,000 for asbestos claims.  Citation did not previously have a separate reserve for asbestos claims, but an increasing number of asbestos claims had been received in 2008 and recently preceding years.  Typically, the asbestos claims are shared among numerous insurance carriers, and Citation’s share of total settlements is less than 10%.  The reserve reflects the actuary’s projection of an increased frequency of low severity asbestos claims.

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

CITATION INSURANCE COMPANY - CHANGE IN WORKERS’ COMPENSATION LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2009	2008	2007

Beginning net reserves	$7,417,000	$6,053,000	$9,649,000
Loss and loss adjustment expense payments	(556,000)	(891,000)	(3,557,000)
Re-estimation of prior year loss reserves	(94,000)	2,255,000	(39,000)
Net workers’ compensation insurance reserves	$6,767,000	$7,417,000	$6,053,000

Re-estimation as a percentage of adjusted beginning reserves	- 1.3%	+37.3%	- 0.4%

Apart from the new reserve for late reported asbestos claims created in 2008 discussed above, there were no changes in key actuarial assumptions during the three years ended December 31, 2009.

At December 31, 2009, Citation’s net workers’ compensation reserves were carried at $6.8 million, approximately equal to the actuary’s best estimate.  Approximately $1.4 million of Citation’s net workers’ compensation reserves (21%) were case reserves, $3.2 million represented provision for IBNR claims (47%), and the loss adjustment expense reserve was $2.2 million (33%).

Until September 30, 2004, the workers’ compensation claims were handled by Fremont and then the California Insurance Guarantee Association.  Since then, the workers’ compensation claims have been handled by a third-party administrator on Citation’s behalf.

CORPORATE

Until April 2008, the largest asset in this segment was a 22.5% shareholding in Jungfraubahn Holding AG, which was held by our wholly-owned Swiss subsidiary, Global Equity AG.  Jungfraubahn is a publicly-traded company, listed on the Swiss Stock Exchange, which operates railway and related tourism and transport activities in the Swiss Alps.  On April 22, 2008, Global Equity AG sold its interest in Jungfraubahn for net proceeds of CHF75.5 million, or approximately US$75.3 million.  The sale of Jungfraubahn resulted in a gain of $46.1 million before taxes in our consolidated statement of operations for 2008.  However, the sale only had a minimal effect on shareholders’ equity and book value per share, as most of the gain and related tax effects had already been recorded in previous accounting periods as a net unrealized gain, in the Other Comprehensive Income component of Shareholders’ Equity.  Most of the sales proceeds were immediately converted into U.S. dollars, and later repatriated to the U.S.

At December 31, 2009, the largest asset in this segment is cash and cash equivalents of $99.1 million.  Our liquid funds are principally held in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Due to the nature of the underlying debt securities which this money market fund holds, we do not anticipate any loss of principal.  In addition, as a higher returning alternative to the money market fund, the parent company owns:

•
bonds issued by government-sponsored enterprises (specifically, Freddie Mac and FNMA) with a market value of $18 million at December 31, 2009.  We expect that these bonds will be called for redemption during 2010; and

•	two corporate bonds, with a combined market value of $2.8 million.

From time to time, we make investments in small businesses, which are reported in the Corporate segment.  At December 31, 2009, the only such business was spigit.  spigit is a developer of social productivity software for enterprises, and has established a customer base that includes several companies in the Fortune 2000.  In October 2009, spigit received a $10 million equity investment from a global private equity firm.  As a result of this transaction, the new investor now owns 46% of the outstanding voting shares of spigit, and our majority ownership was reduced to a 37% equity interest.  The funds received by spigit are being used to continue spigit’s growth, by expanding its product development and sales and marketing efforts.  Our investment in spigit is now carried in our consolidated financial statements as an unconsolidated affiliate, under the equity method.

CRITICAL ACCOUNTING POLICIES

This section describes the most important accounting policies affecting the assets, liabilities, and results of our operations.  Since the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, we consider these to be our critical accounting policies:

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

Our consolidated financial statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the U.S.  Preparation of the consolidated financial statements in accordance with U.S. GAAP requires us to make estimates, using available data and our judgment, for things such as valuing assets, accruing liabilities, recognizing revenues, and estimating expenses.  Due to the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies.  We base our estimates on historical experience, and various other assumptions, which we believe to be reasonable under the circumstances.

The following are the significant subjective estimates used in preparing our financial statements:

1.	Estimation of reserves in our insurance companies

Although we record reserves which management believes are adequate, the actual losses paid could be greater than the reserves we have established.  We must estimate future claims and ensure that our loss reserves are adequate to pay those claims.  This process requires us to make estimates about future events.  Over the past three years, we have changed our assumptions used to determine our estimates.  As we learn of new claims and close existing claims, estimates of projected claims payouts and reserves have changed which impacts the reserves.  The accuracy of these estimates will not be known for many years.  For example, part of our claims reserves cover “IBNR” claims (the event giving rise to the claim has occurred, but the claim has not been reported to us yet).  In other words, in the case of IBNR claims, we must provide for claims which we do not know about yet.

Estimates of our future claims obligations have been volatile:

•
our medical professional liability reserves, net of reinsurance, were reduced by $1.3 million in 2009, $2.4 million in 2008, and $2.3 million in 2007, after we concluded that Physicians’ claims reserves were greater than projected claims payments;

•	net of reinsurance, Citation’s property and casualty insurance loss reserves were increased by $55,000 in 2009, and decreased by $2.3 million in 2008 and $1.2 million in 2007; and
•	net of reinsurance, Citation’s workers’ compensation loss reserves were decreased by $94,000 in 2009, compared to a $2.3 million increase in 2008 and a $39,000 decrease in 2007.

There can be no assurance that our claims reserves will not increase or decrease in the future.

In addition, we have to make judgments about the recoverability of reinsurance owed to us on the portion of our direct claims reserves which we have reinsured.  At December 31, 2009, Citation had $15 million in reinsurance recoverable on its loss reserves and claims paid, and Physicians had no reinsurance recoverable.

See “Insurance Operations In Run Off” and “Regulatory Insurance Disclosure” in Item 7.

2.	Carrying value of long-lived assets

Our principal long-lived assets are real estate and water assets owned by Vidler and its subsidiaries, and real estate assets owned by Nevada Land and UCP.  At December 31, 2009, the total carrying value of real estate and water assets was $299.8 million, or approximately 44% of PICO’s total assets.  These real estate and water assets are carried at cost.

We review our long-lived real estate assets as facts and circumstances change, or if there are indications of impairment present, to ensure that the estimated undiscounted future cash flows, excluding interest charges, from the use and eventual disposition of these assets will at least recover their carrying value.  The cash flows are prepared at the lowest levels that are separate and independent of the cash flows from other assets.  Our management, including management at each operating company, engages in a rigorous process to prepare and review the cash flow models which utilize the most recent information available to us.  However, the process inevitably involves the significant use of estimates and assumptions, especially the estimated current and future demand for these assets, the estimated future market values of our assets, the timing of the disposition of these assets, the ongoing cost of maintenance and improvement of the assets, and the current and projected income being earned on the property and other uncertain future events.  As a result, our estimates will likely change from period to period.  In addition, our estimates may change as unanticipated events transpire that would cause us to reconsider the current and future use of the assets.  In most cases, we have assumed sales of the related assets occurring over a two to seven year period and at current values for the asset.  We also assume the market absorption of the asset will take several years following the initial future sales.  If we use different assumptions, if our management’s plans change, or if the conditions in future periods differ from our forecasts, our financial condition and results of operations could be materially impacted.  We may own properties, particularly those purchased in the last few years, where the current fair value is below our carrying value; however, on an undiscounted basis, management is projecting future cash flows in excess of the carrying value for all of our real estate assets.  Accordingly, no impairment charges related to our real estate assets were recognized in the years ended December 31, 2009, 2008 or 2007.

The impairment testing on our water resource assets, which consists primarily of certain of our water rights and the rights to use infrastructure to convey water in Nevada, is assessed under a different methodology.  Our water resources are infinite-lived intangible assets.  Accordingly, our water resource assets are not amortized (their value is not charged as an expense in our statement of operations over time) but the assets are carried at cost and reviewed for impairment at least annually and more regularly if a specific event occurs or there are changes in circumstances that would suggest the asset may be impaired.  Such events or changes may include lawsuits, court decisions, regulatory mandates, and economic conditions including decreases in demand, changes in population, and increases or decreases in prices of similar assets.  To calculate the fair value of these types of assets, we use a discounted cash flow model (the future net cash flows from the asset are forecast and then discounted back to a present value in today’s dollars using a risk-adjusted discount rate specific to that project).  Preparing these cash flow models involves significant assumptions about revenues and expenses as well as the specific risks inherent in the assets.  If the carrying value exceeds the fair value, an impairment loss is recognized equal to the difference.  Our management, including the management of the operating subsidiaries, conducts these extensive reviews utilizing the most recent information available to us; however, the review process inevitably involves the significant use of estimates and assumptions, especially the estimated current and future price and demand for these assets as well as the market values of our water assets, the timing of the disposition of these assets, uncertain future events such as the rate of new development to create demand to utilize the water assets, and the ongoing cost of maintenance and improvement of the assets.  In summary, the cash flow models for our infinite–lived intangible assets forecast initial sales to occur in approximately four years time at an increased rate until the assets are completely sold over a six-year period.  We have assumed sale proceeds for the assets that are based on our estimates of the likely future sales price per acre–foot.  These per unit sale prices are estimated based on the demand and supply fundamentals in the markets that these assets serve as well as an analysis of the replacement costs for these assets.  The discount rates we have used in our cash flow models start with a risk-free rate (based on the yield of a 10 year U.S. Treasury bond) and then a risk premium is added which is determined based on our assessment of the project specific risks.  If we use different assumptions, if our management’s plans change, or if the conditions in future periods differ from our forecasts, our financial condition and results of operations could be materially impacted.

We recorded an impairment charge in 2009.  However, we determined that there were no impairment charges necessary in 2007 or 2008.

2009 Event that Resulted in Impairment

In April 2009, we were awarded a much lesser amount of water from the Tule Desert groundwater basin by the Nevada State Engineer than we expected.  Accordingly, we compared the fair value of the water we were awarded to our carrying value in developing the water resource, and recorded the difference as an impairment charge of $12.4 million in our statement of operations in the first quarter of 2009.  See Tule Desert Groundwater Basin section in the Water Resource and Water Storage segment of Item 7.

At December 31, 2009, the present value of the forecast future cash flows for each of our water resource assets exceeds the water resource asset’s carrying value, so no further impairment charges were recognized in 2009.

In our water resource and water storage business, we engage in project development.  This can require cash outflows to drill wells to prove a “perennial yield”, or permanent supply, of water is available in situations where there is no guarantee that the project will ultimately be commercially viable.  If we determine that it is probable that the project will be commercially viable, the costs of developing the asset are capitalized (recorded as an asset in our balance sheet, rather than being charged as an expense).  If the project ends up being viable, in the case of a sale, the capitalized costs are included in the cost of real estate and water assets sold and applied against the purchase price.  In the case of a lease transaction, or when the asset is fully developed and ready for use, the capitalized costs are amortized (charged as an expense) in our income statement over time.

3.	Accounting for investments and investments in unconsolidated affiliates

At December 31, 2009, we owned equity securities with a carrying value of approximately $118.3 million, and an $8.9 million investment in an unconsolidated affiliate.  Together, these investments account for approximately 19% of our total assets.  The equity securities are primarily small-capitalization value stocks listed in the U.S., Switzerland, New Zealand, and Australia and the investment in spigit, an unconsolidated affiliate.

Depending on the circumstances, and our judgment about the level of our involvement with the investee company, we apply one of two accounting policies:  fair value accounting or equity accounting.

All of our current available for sale investments are carried at fair value in our balance sheet, with unrealized gains or losses included in shareholders’ equity.  Until the investment is sold and a gain or loss is realized, the impacts that the investment will have on the statement of operations are:

•	dividends received are recorded as income; and
•	impairment charges for any unrealized losses deemed to be other-than-temporary.

When we hold an investment where we have the ability to exercise significant influence over the company we have invested in, we would instead apply the equity method of accounting.

Since October 2009, we have applied the equity method of accounting to our current 37% interest in spigit.  Prior to October 2009, we held a majority and controlling interest in spigit and we consolidated spigit in our group financial statements.  After spigit ceased to be a consolidated subsidiary, we applied the equity method as we believe that we can exercise significant influence over the operating and financial policies of spigit.  We apply the provisions of fair value accounting to all of our other debt and equity securities.

During the period that we hold the investment, the equity method of accounting may have a different impact on our financial statements than fair value accounting would.  The most significant difference between the two policies is that, under the equity method, we include our share of the unconsolidated affiliate’s earnings or losses in our statement of operations which also impacts the carrying value of the investment in the balance sheet.  In addition, any dividends received from the affiliate would reduce the carrying value of the investment in our balance sheet.  Under fair value accounting, the income recorded in the statement of operations is from dividend income, and other-than-temporary impairment charges, if applicable, would be reported as an expense.  For securities classified as available for sale, unrealized gains and losses, net of related deferred taxes, are included in comprehensive income or loss in the shareholders’ equity section of our balance sheet.

The assessment of what constitutes the ability to exercise “significant influence” requires our management to make significant judgments about financial and operational control over the affiliate.  We look at various factors in making this determination.  These include our percentage ownership of voting stock, whether or not we have representation on the affiliate’s board of directors, transactions between us and the affiliate, the ability to obtain timely quarterly financial information, and whether our management can influence the operating and financial policies of the affiliate company.  When we conclude that we have this kind of influence, we adopt the equity method and change all of our previously reported results to show the investment as if we had applied the equity method of accounting from the date of our first purchase.

The use of fair value accounting or the equity method can result in significantly different carrying values at specific balance sheet dates, and contributions to our statement of operations in any individual year during the course of the investment.  The total impact of the investment on shareholders’ equity over the entire life of the investment will be the same whichever method is adopted.

When equity and debt securities where we apply fair value accounting are in an unrealized loss position, we regularly review whether the decline in market value is other-than-temporary.  We also evaluate our equity method investment each year to determine if any other-than-temporary impairment exists.  In general, these reviews require management to consider several factors, including the extent and duration of the decline in market value of the investee, specific adverse conditions affecting the investee’s business and industry, the financial condition of the investee, and the long-term prospects of the investee.  Accordingly, management has to make important assumptions regarding our intent and ability to hold the security, and our assessment of the overall worth of the security.  Risks and uncertainties in our methodology for reviewing unrealized losses for other-than-temporary declines include our judgments regarding the overall worth of the issuer and its long-term prospects, and our ability to obtain our assessment of the overall worth of the business.

In a subsequent quarterly review, if we conclude that an unrealized loss previously determined to be temporary is in fact other-than-temporary, an impairment loss will be recorded.  The other-than-temporary impairment charge on available for sale investments will have no impact on shareholders’ equity or book value per share, as the decline in market value will already have been recorded through shareholders’ equity.  If we impair our equity method investment, an impairment loss will impact shareholders’ equity.  In both cases, there will be an impact on reported income before and after tax, and on earnings per share, due to recognition of the unrealized loss and related tax effects.  When a charge for other-than-temporary impairment is recorded, our basis in the security is decreased.  Consequently, if the market value of the security later recovers and we sell the security, a correspondingly greater gain will be recorded in the statement of operations.

These accounting treatments for investments and investments in unconsolidated affiliates add volatility to our statements of operations.

We recorded other-than-temporary impairment charges in our consolidated statements of operations of $18.8 million in 2009, $21.2 million in 2008, and $2 million in 2007 before income taxes.

4.	Revenue recognition

Sale of real estate and water assets

We recognize revenue when:

(a)	there is a legally binding sale contract;
(b)	the profit is determinable (the collectability of the sales price is reasonably assured, or any amount that will not be collectable can be estimated);
(c)	the earnings process is virtually complete (we are not obliged to perform significant activities after the sale to earn the profit, meaning we have transferred all risks and rewards to the buyer); and
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

Net investment income and realized gains or losses

We recognize investment income from interest income and dividends as they are earned.  Dividends are recorded as income on the date that the stock trades “ex dividend” on the market where the stock is traded.  Dividends with an “ex date” in one accounting period, but which are not paid until the next accounting period, are recorded as income on the “ex date”, in accordance with accrual accounting.  In the case of bonds acquired at a cost other than par value, net investment income includes amortization of premium, or accretion of discount, on the level yield method.

Realized investment gains and losses are included in revenues and can include any other-than-temporary impairment charges from declines in market prices (as discussed above).  The cost of investments sold is determined using an average cost basis, and sales are recorded on a trade date basis (the day on which the trade is executed).

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

Shareholders’ Equity

At December 31, 2009, PICO had shareholders’ equity of $582.6 million ($25.79 per share), compared to $477.7 million ($25.36 per share) at the end of 2008, and $525.9 million ($27.92 per share) at the end of 2007.  Book value per share increased by 1.7% in 2009 compared to a decrease of 9.2% in 2008 and an increase of 9.4% in 2007.

As described in more detail below, the principal factors leading to the $104.9 million increase in shareholders’ equity during 2009 were:

•	the issuance of 3.75 million new common shares, at $27 per share, for net proceeds of $95.7 million;
•	an increase in net unrealized appreciation in available-for-sale investments after-tax of $14.3 million and an increase in foreign currency translation of $8.2 million; which was offset by;
•	a net loss of $18 million.

The principal factors leading to the $48.2 million decrease in shareholders’ equity during 2008 were:

•	net income of $28.6 million; which was more than offset by;
•	a $70.9 million decrease in net unrealized appreciation in available-for-sale investments after-tax; and
•	a $10 million decrease in foreign currency translation, as foreign currencies where we hold investments depreciated relative to the U.S. dollar.

Total Assets and Liabilities

Total assets at December 31, 2009, were $687.6 million, compared to $592.6 million at December 31, 2008.  During 2009, total assets increased by $95 million, principally due to the $95.7 million of net cash proceeds from the issuance of 3.75 million new common shares.  During 2009, we purchased and capitalized development costs of real estate and water assets amounting to $47.9 million.  The acquisitions and expenditures were financed from the offering proceeds and other existing cash resources prior to the offering in 2009 of approximately $42.6 million and from non–recourse debt financing of $5.3 million.

During 2009, total liabilities decreased by $7 million, from $114.9 million at December 31, 2008 to $107.9 million at December 31, 2009 as we paid down total borrowings by a net $1.2 million and reserves for unpaid losses and loss adjustment reserves were reduced by $3.6 million due to claims payments and reserve development.

Net Income (Loss)

PICO reported a net loss of $18 million for 2009 ($0.86 per share), compared to net income of $28.6 million for 2008 ($1.52 per share), and a net loss of $1.3 million ($0.07 per share) in 2007.

2009

The $18 million net loss consisted primarily of:

•	loss before taxes and noncontrolling interests of $41 million; and
•
a $19.3 million benefit for income taxes.  The effective tax rate for 2009 is 47%, which is higher than our federal corporate income tax rate of 35%.  This difference is due to a number of different factors including the reversal of previously accrued interest and penalties on uncertain tax positions and the recognition of book and tax differences arising from the sale or deconsolidation of certain subsidiaries.

2008

The $28.6 million net income consisted primarily of:

•	income before taxes and noncontrolling interests of $56.4 million; and
•
a $28.5 million provision for income taxes.  The effective tax rate for 2008 is 51%, which is higher than our federal corporate income tax rate of 35%, principally due to the recognition of $2.8 million of income taxes on previously untaxed earnings and profits of our wholly-owned subsidiary Global Equity AG, and state taxes of $2.8 million.  Other items reflected in the effective income tax rate include interest expense and penalties on uncertain tax positions, and operating losses with no associated tax benefit from subsidiaries that are excluded from the consolidated federal income tax return and unable to use the losses on their own separate tax return.

2007

The $1.3 million net loss consisted of:

•	income before taxes and noncontrolling interests of $2 million; and
•
a $3.5 million provision for income taxes.  The effective tax rate for 2007 is 176%, which is higher than our federal corporate income tax rate of 35%, principally due to state tax charges and operating losses with no associated tax benefit from subsidiaries that are excluded from the consolidated federal income tax return and unable to use the losses on their own separate tax return.

Noncontrolling Interest

On January 1, 2009, we adopted the new accounting pronouncement over noncontrolling interests in our consolidated financial statements.  We added back net losses to our consolidated statement of operations of $3.7 million in 2009, $733,000 in 2008, and $252,000 in 2007 which represent the interests of noncontrolling shareholders in the losses of our consolidated, but less than wholly owned, subsidiaries.

Our most significant subsidiary that is not wholly owned is Fish Springs Ranch, LLC (“Fish Springs”).  Most of the losses attributable to the noncontrolling interests in our subsidiaries relate to our 49% partner’s share of the financing cost charged to Fish Springs by our wholly-owned subsidiary, Vidler, on expenditures incurred on the development of our water resources at Fish Springs Ranch.

Comprehensive Income

In accordance with U.S. GAAP, we report comprehensive income as well as net income from the Consolidated Statement of Operations.  Comprehensive income measures changes in shareholders’ equity, and includes unrealized items which are not recorded in the Consolidated Statement of Operations, for example, foreign currency translation and the change in investment gains and losses on available-for-sale securities.

Over the past three years, we have recorded:

•
comprehensive income of $4.5 million in 2009, consisting of a net loss of $18 million which was more than offset by net unrealized appreciation in investments of $14.3 million and an increase in foreign currency translation of $8.2 million;

•
a comprehensive loss of $52.3 million in 2008, consisting of a $70.9 million decrease in net unrealized appreciation in investments and a $10 million net decrease in foreign currency translation, which were partially offset by the year’s net income of $28.6 million; and

•
comprehensive income of $17.2 million in 2007, primarily consisting of a $16.3 million increase in net unrealized appreciation in investments and a $2.3 million net increase in foreign currency translation and partially offset by a net loss of $1.3 million.

Operating Revenues

	Year Ended December 31,
	2009	2008	2007
Water Resource and Water Storage Operations	$4,334,000	$11,272,000	$7,938,000
Real Estate Operations	12,436,000	5,470,000	13,479,000
Corporate	220,000	45,766,000	4,903,000
Insurance Operations in Run Off	(958,000)	(2,156,000)	7,609,000
Total Revenues	$16,032,000	$60,352,000	$33,929,000

In 2009, total revenues were $16 million, compared to $60.4 million in 2008, and $33.9 million in 2007.

In 2009, revenues decreased by $44.4 million from 2008.  This was primarily due to:

•
a decline of $45.5 million in revenues generated by the Corporate segment.  This decline resulted largely from a gain of $46.1 million in the Corporate segment that was recognized in 2008 on the sale of our interest in Jungfraubahn Holding AG that was not repeated in 2009.  In 2009, the Corporate segment recognized a gain of $8.2 million on the deconsolidation of our former subsidiary, spigit, as well as a realized loss of $5.5 million on the sale of our Canadian subsidiary, Global Equity Corporation;

•
a decline of $6.9 million in revenues generated by the Water Resource and Water Storage segment.  This decline is largely due to a sale of our water storage facility in California in 2008 that generated revenues of $8.7 million that was not repeated in 2009.  Our largest transaction in 2009 was for the sale of water in California which generated revenues of $3.1 million; and

•
an increase of $7 million in revenues generated by the Real Estate segment.  This was largely due to our California real estate operations generating $8.9 million of revenues in 2009 compared to zero in 2008.

In 2008, revenues increased by $26.4 million from 2007.  This was primarily due to:

•	a $40.9 million year over year increase in Corporate segment revenues, principally resulting from a $46.1 million gain from the sale of our interest in Jungfraubahn Holding AG;
•	Water Resource and Water Storage segment revenues increased $3.3 million year over year, principally due to an $8.7 million gain on the sale of our water storage facility in California;
•	a decrease of $8 million in Real Estate Operations, principally due to $7.2 million lower sales at Nevada Land; and
•	a decrease of $9.8 million in Insurance Operations in Run Off, primarily due to a $9.5 million unfavorable change in net realized investment gains (losses).

Costs and Expenses

Total costs and expenses in 2009 were $57.1 million, compared to $4 million in 2008, and $31.9 million in 2007.  The increase in expenses of $53.1 million in 2009 compared to 2008 is largely due to the due to the following factors:

•	In 2009, expenses included a $12.4 million charge for the impairment of our water assets in the Tule Desert Groundwater Basin in Lincoln County. There were no impairment charges in 2008;
•	In addition, deferred compensation expense increased by $15.7 million in 2009 compared to 2008 as the fair value of deferred compensation assets increased during 2009;
•
In 2008, expenses were reduced by $15 million in foreign exchange gains while in 2009 the net foreign exchange effect was an expense of $193,000 giving rise to an overall increase of $15.2 million in expenses in 2009 compared to 2008; and

•
Furthermore, our cost of sales for real estate increased by $5.6 million in 2009 compared to 2008 due largely to the increase in our California real estate transactions in 2009.  In 2007, the largest expense item was a $7.3 million charge to settle all outstanding claims and legal actions between Fish Springs Ranch and the Pyramid Lake Paiute Tribe.  See Item 3, Legal Proceedings – Fish Springs Ranch, LLC Litigation.

Income (Loss) Before Income Taxes and Noncontrolling Interests

	Year Ended December 31,
	2009	2008	2007

Water Resource and Water Storage Operations	$(16,850,000)	$4,185,000	$(5,283,000)
Real Estate Operations	(1,156,000)	366,000	8,109,000
Corporate	(21,271,000)	53,324,000	(10,591,000)
Insurance Operations in Run Off	(1,742,000)	(1,486,000)	9,779,000
Income (loss) before income taxes and noncontrolling interests	$(41,019,000)	$56,389,000	$2,014,000

In 2009, PICO recorded a net loss before income taxes and noncontrolling interests of $41 million, compared to net income of $56.4 million in 2008.  The $97.4 million year-over-year decrease primarily resulted from:

•
a $74.6 million lower contribution from the Corporate segment.  This principally resulted from:  a decrease of $44.8 million in net realized gains (losses) primarily represented by the $46.1 million realized gain before taxes on the sale of Jungfraubahn Holding AG in 2008, a decrease in foreign exchange gains of $15.2 million and an increase in deferred compensation expense of $15.7 million;

•
a $21 million lower contribution from the Water Resource and Water Storage segment.  This was primarily due to an increased impairment charge of $12.4 million and a decrease of $6.9 million in revenues as noted above; and

•
a $1.5 million lower contribution from the Real Estate segment.  This was due principally to an increase in revenues of $7 million from increased real estate sale activity in 2009 offset by an increase in the cost of sales of $5.6 million and an increase in operating expenses of $2.9 million.

In 2008, PICO generated income before income taxes and noncontrolling interests of $56.4 million, compared to $2 million in 2007.  The $54.4 million year over year increase resulted from:

•
a $63.9 million higher contribution from the Corporate segment.  This principally resulted from an increase of $43.1 million in realized gains (losses), primarily represented by the $46.1 million realized gain on the sale of Jungfraubahn Holding AG, and a $13 million increase in foreign exchange gains;

•
a $9.5 million higher result from Water Resource and Water Storage Operations, primarily resulting from the $8.7 million gain on the sale of our water storage facility in California; which were partially offset by

•	an $11.3 million lower contribution from Insurance Operations in Run Off, primarily due to the $9.5 million year over year unfavorable change in realized gains (losses); and
•
$7.7 million lower income from Real Estate Operations, primarily due to a year over year decrease of $5.2 million in gross margin on the sale of land at Nevada Land, and a $1.7 million increase in overhead, primarily attributable to building the UCP business.

Water Resource and Water Storage Operations

	Year Ended December 31,
	2009	2008	2007
Revenues:
Sale of real estate and water assets	$3,203,000	$9,757,000	$41,000
Gain on release of restrictions on real estate			3,466,000
Net investment income	408,000	969,000	4,418,000
Other	723,000	546,000	13,000
Segment total revenues	4,334,000	11,272,000	7,938,000

Expenses:
Cost of real estate and water assets	(226,000)	(235,000)	(8,000)
Impairment of water assets	(12,378,000)
Depreciation and amortization	(1,076,000)	(1,099,000)	(1,042,000)
Overhead	(2,949,000)	(3,041,000)	(1,839,000)
Project expenses	(4,555,000)	(2,712,000)	(10,332,000)
Segment total expenses	(21,184,000)	(7,087,000)	(13,221,000)
Income (loss) before income taxes and noncontrolling interests	$(16,850,000)	$4,185,000	$(5,283,000)

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

Vidler generated total revenues of $4.3 million in 2009 compared to $11.3 million in 2008 and $7.9 million in 2007.

In 2009, the most significant sale of real estate and water assets was our entire inventory of water in California (10,252 acre-feet) for $300 per acre-foot.  This transaction contributed $3.1 million to total segment revenues.

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

Net investment income has largely been generated from the temporary investment of cash proceeds raised from common stock offerings by PICO in June 2009 and February 2007.  In aggregate, the stock offerings raised net proceeds of $195.8 million, some of which has been allocated to Vidler for existing and new projects.  As a result of expenditures on new acquisitions of real estate and water assets and related infrastructure in the southwestern U.S. throughout 2007, 2008 and 2009, Vidler’s funds available for investment have declined, leading to a lower level of net investment income in 2009 ($408,000) compared to 2008 ($969,000) and 2007 ($4.4 million).

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

Total segment expenses, including the cost of real estate and water assets sold, were $21.2 million in 2009, $7.1 million in 2008, and $13.2 million in 2007.  For 2009, this represents an increase in total expenses of $14.1 million and $8 million compared to 2008 and 2007, respectively.  The following items represent the most significant changes in expenses in 2009, 2008 and 2007.

As noted above in the Tule Desert Groundwater Basin section of Item 7, in 2009 we were only awarded 396 acre–feet of water rights by the Nevada State Engineer instead of the expected amount of 7,240 acre–feet.  Due to this ruling in 2009, Vidler has written down the carrying value of these water rights to their estimated recoverable value and recorded a loss on impairment of $12.4 million in 2009.  There were no impairment charges recorded in 2008 and 2007.

Overhead expenses consist of costs which are not related to the development of specific water assets, such as salaries and benefits, rent, and audit fees.  Overhead expenses were $2.9 million in 2009, $3 million in 2008, and $1.8 million in 2007.  Most of the overhead change from 2007 to 2008 was due to an increase in staff costs as Vidler expanded its operations.

Project expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees.  Project expenses are expensed as appropriate under GAAP, and could fluctuate from period to period depending on activity with Vidler’s various water resource projects.  Costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized as part of the cost of the asset, and charged to cost of sales in the period that revenue is recognized.  Project expenses principally relate to:

•	the operation and maintenance of the Vidler Arizona Recharge Facility;
•	the development of water rights in the Tule Desert groundwater basin (part of the Lincoln County agreement);
•	the utilization of water rights at Fish Springs Ranch as a future municipal water supply for the north valleys of the Reno, Nevada area; and
•	the operation of our farm properties in Idaho and maintenance of the associated water rights; and
•	the exploration and drilling costs of Vidler’s water resource development project in New Mexico.

Project expenses were $4.6 million in 2009, $2.7 million in 2008, and $10.3 million in 2007.  The $7.6 million and $5.7 million increase in project expenses in 2007 compared to 2008 and 2009 respectively is due primarily to a $7.3 million expense recorded in 2007 relating to a settlement of all outstanding claims and legal actions with the Pyramid Lake Paiute Tribe.  See "Item 3.  Legal Proceedings - Fish Springs Ranch, LLC Litigation".

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

The increase in project expenses of $1.9 million in 2009 compared to 2008 is largely due to expenditures, such as drilling and permit costs, to appropriate new water rights in New Mexico.  This is a new project that commenced in 2009 and no corresponding expenditures were incurred in 2008 or 2007.  In addition, we have incurred increased legal costs in 2009 compared to 2008 and 2007 due to our legal appeals in state and federal court with respect to our Tule Desert Groundwater applications with the State Engineer of Nevada.

Given the declines in real estate markets throughout the U.S in 2008 and 2009, we have reviewed the carrying value of certain of our real estate assets noting that the projected cash flows on an undiscounted basis exceeded the carrying value of the asset.  Accordingly, no impairment losses were recorded in the periods presented.

Real Estate Operations

	Year Ended December 31,
	2009	2008	2007
Revenues:
Sale of real estate – Nevada Land	$818,000	$2,297,000	$9,455,000
Sale of real estate - UCP	8,915,000
Net investment income	960,000	2,203,000	3,140,000
Other	1,743,000	970,000	884,000
Segment total revenues	12,436,000	5,470,000	13,479,000

Expenses:
Cost of real estate – Nevada Land	(232,000)	(673,000)	(2,676,000)
Cost of real estate - UCP	(6,090,000)
Operating expenses	(7,270,000)	(4,431,000)	(2,694,000)
Segment total expenses	(13,592,000)	(5,104,000)	(5,370,000)
Income before income taxes and noncontrolling interests	$(1,156,000)	$366,000	$8,109,000

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

In 2009, Nevada Land recorded revenues of $818,000 from the sale of 6,630 acres of land.  In 2008, Nevada Land recorded revenues of $2.3 million from the sale of 17,097 acres of land and in 2007 Nevada Land recorded revenues of $9.5 million from the sale of 95,538 acres of land.

Net investment income, arising from interest on financed sales as well as interest earned on liquid funds, contributed $960,000 in 2009, compared to $2.2 million in 2008 and $3.1 million in 2007.  Net investment income declined in 2009 compared to 2008 and 2007 as interest rates on liquid funds declined in 2009 and the principal on notes receivable from financed sales declined due repayments made throughout 2009.

Other income in 2009 amounted to $1.7 million compared to $970,000 in 2008 and $884,000 in 2007.  In 2009, $1 million of this other income arose from the sale of geothermal rights at Nevada Land.  There was no corresponding income in 2008 and 2007.  The balance of the remaining other income in 2009, 2008 and 2007 arises from land leases, principally for grazing and mining use, and royalties primarily from geothermal agreements at Nevada Land.

In the following, gross margin is defined as revenue less cost of sales, and gross margin percentage is defined as gross margin divided by revenues.

In 2009, the gross margin on the sale of land at Nevada Land was $586,000 compared to $1.6 million in 2008 and $6.8 million in 2007.  The gross margin percentage earned on the sale of this land was 71.6 % in 2009, compared to 70.7 % in 2008 and 71.7% in 2007.

In 2009, UCP sold 115 finished lots (including one model home and six partially completed homes) from four separate developments in and around the Fresno metropolitan area and the Central Coast area of California.  These sales generated segment revenues in 2009 of $8.9 million and contributed a gross margin of $2.8 million (31.7%).  The properties sold had been held for between one and two years.

Segment operating expenses were $7.3 million in 2009, compared to $4.4 million in 2008 and $2.7 million in 2007.  The increase in operating expenses in 2009 of $2.9 million and $4.6 million compared to 2008 and 2007 respectively is due primarily to the start-up of real estate operations of UCP in California which commenced in early 2008.  The increased operating expenses in 2009 compared to 2008 primarily result from increased salaries and benefits expense as UCP adds more staff to its business as well as increased carrying costs such as interest expense, property taxes and maintenance costs due to the increased number of developments that UCP now owns.  As of December 31, 2009, UCP owned 468 finished lots and 3,289 potential lots in various stages of entitlement compared to 389 finished lots and 1,501 potential lots in various stages of entitlement as of December 31, 2008.  There were no UCP operating expenses in 2007 as its operations did not commence until early 2008.  In addition, in 2009, operating expenses included a charge of $807,000 which represented the complete write–off of a note connected to a property held by us for potential alternative energy development.  There were no corresponding charges in 2008 or 2007.

The $1.5 million decrease in segment income in 2009 compared to 2008 is largely due to the following combination of factors:

•
a $1 million lower gross margin from the sale of land at Nevada Land in 2009 compared to 2008.  The lower gross margin in 2009 is due to the effect of selling a lower volume of land (resulting in lower revenues) at a similar gross margin percentage.  The volume of land at Nevada Land sold decreased 61% year over year;

•	a $1 million increase in geothermal lease sale income in 2009;
•	an increase in gross margin of $2.8 million from land sales by UCP in 2009;
•	a decrease in investment income of $1.2 million in 2009; and
•	an increase in operating expenses of $2.9 million in 2009.

The $7.7 million decrease in segment income from 2007 to 2008 is due primarily to the $5.2 million lower gross margin from the sale of former railroad land in 2008 compared to 2007, as well as the increase in operating expense in 2008 of $1.7 million due to the start up of UCP’s operations.  The lower gross margin from the sale of former railroad land in 2008 is due to the effect of selling a lower volume of land (resulting in lower revenues) at a similar gross margin percentage.  The volume of former railroad land sold decreased 82% year over year and land sales revenues were 76% lower year over year, but the gross margin percentage on land sales remained similar with a gross margin percentage of 70.6 % in 2008 compared to 71.7% in 2007.

Given the declines in real estate markets throughout the U.S in 2009 and 2008, we have reviewed the carrying value of certain of our real estate assets noting that the projected cash flows on an undiscounted basis exceeded the carrying value of the asset.  Accordingly, no impairment losses were recorded in the periods presented.

Corporate

	Year Ended December 31,
	2009	2008	2007
Revenues:
Net realized gain (loss) on sale or impairment of investments	$(3,106,000)	$41,717,000	$(1,426,000)
Net investment income	2,003,000	3,760,000	6,025,000
Other	1,323,000	289,000	304,000
Segment total revenues	220,000	45,766,000	4,903,000

Recoveries (Expenses):
Stock-based compensation expense	(4,511,000)	(3,989,000)	(4,468,000)
Deferred compensation (expense) benefit	(5,495,000)	10,184,000	548,000
Net foreign exchange gain (loss)	(193,000)	15,020,000	1,994,000
Other	(11,292,000)	(13,657,000)	(13,568,000)
Segment total recoveries (expenses)	(21,491,000)	7,558,000	(15,494,000)
Income (loss) before income taxes and noncontrolling interests	$(21,271,000)	$53,324,000	$(10,591,000)
`
This segment consists of cash and fixed-income securities, a 37% interest in spigit, and other parent company assets and liabilities.  Typically, we invest a portion of our liquid funds in high quality fixed-income securities as a higher returning alternative to money market funds, which currently yield only negligible returns.

This segment also contains the deferred compensation assets held in trust for the benefit of several PICO officers and non-employee directors, as well as the corresponding and offsetting deferred compensation liabilities.  The officers concerned have deferred the majority of incentive compensation earned to date, and the proceeds from exercising Stock Appreciation Rights (“SAR”) in 2005.  The investment income and realized gains (losses) from the deferred compensation assets are recorded as revenues in the year that they are earned, and a corresponding and offsetting cost (benefit) is recorded as deferred compensation expense (recovery).  The change in net unrealized appreciation (depreciation) in the deferred compensation assets each year is not recorded in revenues, but it is charged to compensation expense (recovery).  Consequently, due to the (expenses) or recoveries of expenses recorded due to unrealized appreciation or (depreciation), in any one year deferred compensation can have an effect on segment income (loss) and income (loss) before taxes and noncontrolling interests in the statement of operations.  However, once the deferred compensation has been distributed, over the lifetime of the assets, the revenues and deferred compensation expense offset, and there is no net effect on segment income (loss) and consolidated income (loss) before taxes and noncontrolling interests.

Revenues in this segment vary considerably from year to year, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.

At December 31, 2009, substantially all of the publicly-traded equity securities held in this segment are stocks held in deferred compensation investment portfolios.

The expenses recorded in this segment primarily consist of parent company costs which are not allocated to our other segments, for example, rent for our head office, any stock-based compensation cost, and deferred compensation expense.  In any one year, Corporate segment expenses can be increased, or reduced, by one or more individually significant expense or benefit items which occur irregularly (for example, the recording of stock-based compensation expense when SAR are granted and vest), or fluctuate from period to period (for example, foreign currency expense or benefit).  Consequently, typically Corporate segment expenses are not directly comparable from year to year.

Sale of Jungfraubahn

Until April 2008, the largest asset in this segment was a 22.5% shareholding in Jungfraubahn, held by our Swiss subsidiary, Global Equity AG.  On April 22, 2008, Global Equity AG sold its interest in Jungfraubahn for net proceeds of CHF75.5 million, or approximately US$75.3 million.  The sale of Jungfraubahn added $46.1 million to segment income, but the sale only had a minimal effect on shareholders’ equity and book value per share, as most of the gain and related tax effects had already been recorded in previous accounting periods as a net unrealized gain, in the Other Comprehensive Income component of Shareholders’ Equity.  Most of the sales proceeds were immediately converted into U.S. dollars and later repatriated to the U.S.

Segment Result

The Corporate segment recorded revenues of $220,000 in 2009, $45.8 million in 2008, and $4.9 million in 2007.  These totals include revenues earned on deferred compensation assets of negative $4.1 million in 2009, negative $2.2 million in 2008, and $1.6 million in 2007.

In 2009, a $3.1 million net realized loss on the sale or impairment of holdings was recorded.  This primarily consisted of:

•	an $8.2 million non-cash gain on the deconsolidation of spigit; which was more than offset by;
•	a $5.5 million net realized loss on the sale of our interest in Global Equity Corporation (“Global Equity”); and
•	a $5.8 million net realized loss on the sale or impairment of other holdings, principally stocks and bonds held in deferred compensation accounts.

During 2009, two small businesses ceased to be consolidated subsidiaries:

•
in October 2009, spigit received a $10 million equity investment from a global private equity firm.  As a result of this transaction, the new investor took 46% ownership of the outstanding voting shares of spigit, our majority ownership was reduced to a 37% equity interest, and spigit ceased to be a consolidated subsidiary.  The transaction placed a fair value of $9.2 million on our reduced interest in spigit.  In accordance with GAAP, we recorded a non-cash gain of $8.2 million on the deconsolidation of spigit.

•
during the fourth quarter of 2009, we sold our interest in Global Equity Corporation.  Global Equity is a Canadian corporation which holds interests in property syndicates and partnerships which were formed in Canada.  Although we reported a $5.5 million net realized loss on the sale of Global Equity, the transaction actually increased PICO’s Shareholders’ Equity by $1.1 million, as the sale resulted in a $6.6 million accumulated foreign exchange loss (which was already reflected in Shareholders’ Equity) being transferred from the Other Comprehensive Income portion of Shareholders’ Equity to the Statement of Operations.

The $5.8 million net realized loss on the sale or impairment of other holdings primarily consisted of:

•
$2.1 million in provisions for other-than-temporary impairment of various stocks held in deferred compensation accounts, which were in an unrealized loss position for most of 2009.  Based on the extent and the duration of the unrealized losses, we determined that the declines in market value were other-than-temporary.  Consequently, we recorded a charge to reduce our basis in the stocks from original cost, or previously written-down basis, to their market value on the date that the provision was recorded; and

•
$1.5 million in net realized gains on the disposal of bonds, which was more than offset by $5.2 million in provisions for other-than-temporary impairment of the bonds of three issuers held in deferred compensation accounts.  After evidence emerged that full collection of the principal and interest on bonds issued by these issuers was doubtful, we recorded provisions for other-than-temporary impairment, by writing the bonds down from amortized cost to market value on the date that the provision was recorded.  The market prices of these bonds have subsequently recovered significantly.

In 2008, a $41.7 million net realized gain on the sale or impairment of holdings was recorded.  This principally consisted of the $46.1 million realized gain on the sale of Jungfraubahn, which was partially offset by a $4.3 million net realized loss on the sale or impairment of holdings in deferred compensation accounts.  The $4.3 million net realized loss on the sale or impairment of holdings in deferred compensation accounts primarily consisted of provisions for other-than-temporary impairment of $2.7 million for various stocks, and $1.5 million for two bonds.

In 2007, a net realized loss on the sale or impairment of holdings of $1.4 million was recorded, which reflected activity in deferred compensation accounts.  This principally consisted of $1.8 million in provisions for other-than-temporary impairment of two securities, which exceeded approximately $360,000 in gains on the sale of various holdings.

In this segment, investment income includes interest on cash and short-term fixed-income securities, and dividends from partially owned businesses.  Investment income totaled $2 million in 2009, $3.8 million in 2008, and $6 million in 2007.  Investment income fluctuates depending on the level of cash and temporary investments, the level of interest rates, and the dividends paid by partially-owned businesses.  In 2007, investment income includes a dividend of $1.4 million received from Jungfraubahn.

The Corporate segment recorded expenses of $21.5 million in 2009, compared to a $7.6 million recovery of expenses in 2008, and segment expenses of $15.5 million in 2007.

In 2009, we recorded a $277,000 Equity Share of Investee’s Net Loss, being our equity share of spigit’s net loss for the period that we accounted for spigit under the equity method (October 13, 2009 through December 31, 2009).

As a result of these factors, the Corporate segment generated a loss of $21.3 million in 2009, income of $53.3 million in 2008, and a loss of $10.6 million in 2007.

In 2009, segment expenses of $21.5 million primarily consisted of:

•	deferred compensation expense of $5.5 million (see “Deferred Compensation Expense” below);
•	stock-based compensation expense of $4.5 million (see “Stock-Based Compensation Expense” below);
•	operating expenses of $2.7 million from spigit from January 1, 2009 until the date that spigit was deconsolidated; and
•	other parent company net overhead of approximately $8.6 million, including management incentive compensation expense of $900,000.

In 2008, the $7.6 million segment recovery of expenses primarily consisted of:

•
foreign currency gains of $15 million.  These consist of the $11.8 million gain on the conversion of Jungfraubahn sale proceeds into U.S. dollars and the $1.4 million gain on the Swiss Franc tax receivable discussed above, as well as a $1.8 million benefit from the effect of appreciation in the Swiss Franc on the inter-company loan over 2008 (see “Foreign Exchange Gain (Loss)” below).  These gains were recorded as reductions in expenses;

•
a $10.2 million recovery of deferred compensation expense, which reflects a decrease in deferred compensation liabilities resulting from a decrease in the value of the related deferred compensation assets; which more than offset the following;

•	stock-based compensation expense of $4 million;
•	spigit operating expenses of $2.6 million;
•	HyperFeed litigation expenses of $1.1 million; and
•	other parent company net overhead of approximately $9.9 million.

In 2007, segment expenses of $15.5 million primarily consisted of:

•	stock-based compensation expense of $ 4.5 million;
•	HyperFeed litigation expenses of $1.7 million;
•	the accrual of $1.5 million in incentive compensation, being a discretionary bonus awarded to our President and Chief Executive Officer;
•	spigit operating expenses of $1.4; and
•	other parent company overhead of $9 million.

Segment expenses were reduced by:

•	a $2 million foreign exchange gain resulting from the effect of appreciation in the Swiss Franc on the inter-company loan during 2007; and
•	a $548,000 recovery of deferred compensation expense, which reflects a decrease in deferred compensation liabilities resulting from a decrease in the value of the related deferred compensation assets.

Foreign Exchange Gain (Loss)

The $193,000 Foreign Exchange loss recorded in this segment in 2009 consists of three separate foreign exchange effects.

Inter-Company Loan

PICO European Holdings, LLC (“PICO European”) holds a portfolio of interests in Swiss public companies.  PICO European is a wholly-owned subsidiary of Physicians Insurance Company of Ohio, and forms part of the Insurance Operations in “Run Off” segment.

Part of PICO European’s funding comes from a loan from PICO Holdings, Inc., which is denominated in Swiss Francs.  Since the U.S. dollar is the functional currency for our financial reporting, under U.S. GAAP, we are required to record a benefit or expense through the statement of operations to reflect fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar affecting the amount of the loan.  We record an offsetting amount within Other Comprehensive Income, and, as a result, there is no net impact on consolidated shareholders’ equity.

During accounting periods when the U.S. dollar depreciates relative to the Swiss Franc – such as the years 2009, 2008, and 2007 – under U.S. GAAP we are required to record a benefit through the statement of operations to reflect the fact that PICO European owes PICO Holdings, Inc. more U.S. dollars.  In PICO European’s financial statements, an equivalent debit is included in the foreign currency translation component of shareholders’ equity (since it owes PICO Holdings, Inc. more dollars); however, this does not go through the consolidated statement of operations.  Consequently, we recorded benefits of $1 million in 2009, $1.8 million in 2008, and $2 million in 2007, which reduced expenses in this segment.

Conversely, during accounting periods when the U.S. dollar appreciates relative to the Swiss Franc, opposite entries are made and we record an expense through the statement of operations to reflect the fact that PICO European owes PICO Holdings, Inc. fewer U.S. dollars.

In addition, PICO European has loans denominated in Swiss Francs from a Swiss bank.  See Note 3 of Notes to Consolidated Financial Statements, “Borrowings”.  Any currency effect on the amount of the bank loans is offset by a corresponding currency effect on the related investment assets, and does not form part of the foreign exchange benefit or expense recorded thorough the statement of operations discussed above.

U. S. dollars held by Global Equity AG

Following the sale of Jungfraubahn in April 2008, Global Equity AG has held U.S. dollars for periods of time.  There is a second foreign exchange item due to the effect of fluctuation in the Swiss Franc-U.S. dollar exchange rate on the U.S. dollars held by Global Equity AG.

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

During accounting periods when the U.S. dollar appreciates relative to the Swiss Franc -- such as the last eight months of 2008 -- Global Equity AG records income through the statement of operations to reflect the increase in value of the U.S. dollars it holds, when expressed in Swiss Francs.

Conversely, during accounting periods when the U.S. dollar depreciates relative to the Swiss Franc -- such as 2009 -- Global Equity AG records an expense through the statement of operations to reflect the decrease in value of the U.S. dollars it holds, expressed in Swiss Francs.

In 2009, a $60,000 exchange rate expense increased segment expenses.

In 2008, we recorded an exchange rate benefit of $11.8 million, which reduced segment expenses.  This arose because after we converted the Jungfraubahn sale proceeds in April, 2008 the U.S. dollar strengthened relative to the Swiss Franc during the remainder of the year.

Swiss Franc Tax Receivable

During 2008 and 2009, there was a third foreign exchange item due to the effect of fluctuation in the Swiss Franc-U.S. dollar exchange rate on a receivable from the Swiss tax authorities, which was denominated in Swiss Francs.  Since the date that the Swiss Francs became receivable, the Swiss Franc had appreciated relative to the U.S. dollar, increasing the receivable when expressed in U.S. dollars, being PICO Holdings’ functional currency for financial reporting.

In 2008, we recorded a foreign exchange benefit of $1.4 million, being the difference between the receivable translated into U.S. dollars at the exchange rate on December 31, 2008, and the date that the Swiss Francs became receivable.

In 2009, we recorded a foreign exchange expense of $1.1 million, being the difference between the receivable translated into U.S. dollars at the exchange rate on December 31, 2008, and the exchange rate when we converted the Swiss Francs received into U.S. dollars in April, 2009.

Deferred Compensation Expense

Deferred compensation can affect the statement of operations in individual accounting periods as investment income and realized gains (losses) on the sale or impairment of deferred compensation assets are recorded as revenues in this segment, and the change in deferred compensation payable, which fluctuates in line with the market value of the deferred compensation assets, is recorded as an expense or recovery.

During accounting periods when the market value of the deferred compensation payable increases, such as 2009, an expense is recorded in the Corporate segment.  Conversely, during accounting periods when the market value of the deferred compensation payable decreases, such as 2007 and 2008, a recovery of deferred compensation expense is recorded, which reduces segment expenses.

Consequently, we recorded deferred compensation expense of $5.5 million in 2009, compared to recoveries of deferred compensation expense of $10.2 million in 2008, and $548,000 in 2007.

It should be noted that once the deferred compensation has been distributed, over the lifetime of the assets, the revenues and deferred compensation expense offset, and there is no net effect on segment income (loss) and consolidated income (loss) before taxes and noncontrolling interests.  In other words, the participants bear the risk of the investment return on the deferred compensation assets, not us, similar to a defined contribution plan.

Stock-Based Compensation Expense

The Stock-Based Compensation Expense recognized in this segment principally consists of costs related to SAR and Restricted Stock Units (“RSU”).

SAR

On December 8, 2005, our shareholders approved the PICO Holdings, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”).  Under the 2005 Plan, when the holder exercises stock-settled SAR, the holder is issued new PICO common shares with a market value equal to the net in-the-money amount of the SAR.  This is calculated as the total in-the-money spread amount, less applicable withholding taxes, divided by the last sale price of our common stock on the NASDAQ Global Market on the date of exercise.

On December 12, 2005, under the 2005 Plan, the Compensation Committee granted 2,185,965 stock-based SAR, with an exercise price of $33.76, to various officers, employees, and non-employee directors.  Under new accounting provisions which became effective in 2006, since all of the stock-based SAR granted in 2005 were fully vested, no expense was recorded in 2007, 2008 and 2009 related to the SAR granted in 2005.

During 2007, under the 2005 Plan, 486,470 stock-settled SAR were granted to four officers with an exercise price of $42.71, one-third vested immediately and the balance vested equally over two years, and 172,939 stock-settled SAR were granted to one officer with an exercise price of $44.69, one-third of which vest equally over three years.  The exercise price of the SAR was the last sale price for PICO common stock on the NASDAQ Global Market on the day the SAR were granted.

The SAR expense for the 2007 grants was calculated based on the estimated fair value of the vested SAR as of the award date.  In 2009, SAR expense of $2.8 million was recorded related to the SAR issued in 2007 which vested during 2009.  In 2008, SAR expense of $4 million was recorded related to the SAR issued in 2007 which vested during 2008.  In 2007, SAR expense of $4.5 million was recorded related to the SAR issued in 2007 which vested during 2007.  See Note 1 of Notes To Consolidated Financial Statements, "Nature of Operations and Significant Accounting Policies”.

At December 31, 2009, the exercise price of all granted SAR were higher than the closing PICO stock price ($32.73).

There were no SAR grants in 2008 and 2009.

RSU

On March 3, 2009, under the 2005 Plan, the Compensation Committee granted 300,000 RSU to five of the Company’s officers.  The RSU awards vest on March 3, 2012.  If the officers are still employed by us on March 3, 2012, the officers will be issued one new share of PICO’s common stock for each RSU, less that number of shares of common stock equal in value to applicable withholding taxes.

Compensation expense for the RSU grant is being recorded over the three-year vesting period.  The RSU expense is calculated based on the estimated fair value of the RSU as of the award date, being $5.9 million, based on the closing sale price of PICO common stock on March 3, 2009 ($19.75).

RSU expense of $1.6 million was recorded in 2009.  We expect to record the remainder of the $4.3 million in compensation expense related to the RSU granted in 2009 over the period until the RSU vest in March, 2012.

Insurance Operations in “Run Off”

	Year Ended December 31,
	2009	2008	2007
Revenues:
Net investment income	$2,568,000	$3,214,000	$3,457,000
Net realized gain (loss) on sale or impairment of investments	(3,650,000)	(5,480,000)	3,965,000
Other	124,000	110,000	187,000
Segment total revenues (charges)	(958,000)	(2,156,000)	7,609,000

Recoveries (Expenses):
Underwriting (expenses)/recoveries	(784,000)	670,000	2,170,000
Income (loss) before income taxes and noncontrolling interests	$(1,742,000)	$(1,486,000)	$9,779,000

Revenues and results in this segment vary considerably from year to year and are not necessarily comparable from year to year, primarily due to fluctuations in net realized investment gains, and favorable or unfavorable development in our loss reserves.

Segment total revenues were negative $958,000 in 2009, negative $2.2 million in 2008, and $7.6 million in 2007.

Net investment income was $2.6 million in 2009, compared to $3.2 million in 2008, and $3.5 million in 2007.  Net investment income varies from year to year, depending on the amount of cash and fixed-income securities in the portfolio, the prevailing level of interest rates, and the level of dividends paid on the common stocks in the portfolio.

Net realized gains (losses) on the sale or impairment of investments were a $3.7 million loss in 2009, a $5.5 million loss in 2008, and a $4 million gain in 2007.

The $3.7 million net realized investment loss recorded in 2009 principally consisted of $7.8 million in gains on the sale of various portfolio holdings, which were more than offset by provisions of $11.5 million for other-than-temporary impairment of various stocks.  The stocks were in an unrealized loss position for most of 2009.  Based on the extent and the duration of the unrealized losses, we determined that the declines in market value are other-than-temporary.  Consequently, we recorded a charge to reduce our basis in the stocks from original cost, or previously written-down basis, to their market value at December 31, 2009.

The $5.5 million net realized investment loss recorded in 2008 principally consisted of $11.5 million in gains on the sale of various portfolio holdings, which were more than offset by provisions of $16 million for other-than-temporary impairment of various stocks and $1 million for permanent impairment of a bond.  The stocks were in an unrealized loss position for most of 2008.  Based on the extent and the duration of the unrealized losses, we determined that the declines in market value are other-than-temporary, and recorded a charge to reduce our basis in the stocks from original cost, or previously written-down basis, to their market value at December 31, 2008.

The $4 million net realized investment gain recorded in 2007 consisted of $4.2 million in gains on the sale of various portfolio holdings, which were partially offset by a $210,000 provision for other-than-temporary impairment of one stock.

In 2009, the “run off” insurance companies recorded total segment operating expenses of $784,000 as regular loss and loss adjustment expense and operating expenses exceeded the aggregate benefit of $1.3 million from favorable reserve development. See the Physicians and Citation sections of the “Company Summary, Recent Developments, and Future Outlook” portion of Item 7.

In the preceding two years, in aggregate, the “run off” insurance companies recorded benefits from favorable reserve development, which exceeded regular loss and loss adjustment expense and operating expenses, resulting in total segment recoveries of $670,000 in 2008, and $2.2 million in 2007.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

Cash Flow

Our assets primarily consist of our operating subsidiaries, cash and cash equivalents, and holdings in publicly-traded securities in our insurance companies and deferred compensation investment portfolios.  On a consolidated basis, we had $154.5 million in cash and cash equivalents at December 31, 2009, compared to $96.3 million at December 31, 2008.  In addition to cash and cash equivalents at December 31, 2009, the consolidated group held fixed-income securities with a market value of $50.6 million, and equities with a market value of $127.2 million.

The cash and cash equivalents, fixed-income securities, and publicly-traded equities held in each segment at December 31, 2009 are:

•	the Water Resource and Water Storage Operations segment holds cash of $1.1 million;
•	the Real Estate Operations segment holds cash of $44.7 million;
•	the Insurance in “Run Off” segment holds cash of $9.6 million, fixed-income securities with a market value of $15.3 million, and equities with a market value of $110 million; and
•
the Corporate segment holds cash of $92.3 million and fixed-income securities with a market value of $20.7 million.  In addition, cash of $6.9 million, fixed-income securities with a market value of $14.6 million, and equity securities with a market value of $8.1 million are held in deferred compensation Rabbi Trusts within the Corporate segment, which will be used to pay the related and offsetting deferred compensation liabilities.

Our liquid funds are principally held in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Due to the nature of the underlying debt securities which this money market fund holds, we do not anticipate any loss of principal.

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

•
Although UCP made some initial sales of lots during 2009, we are still acquiring finished and partially-developed residential lots in select California markets.  During 2009, we acquired a defaulted note for $22.6 million.  We foreclosed on the note as planned and, as a result, acquired 1,400 entitled residential units on a 244-acre property (East Garrison) in Monterey County, California.  Over the next two years, we plan to expend approximately $20 million to complete the first phase of the development and to prepare other parts of the property for potential future development;

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

The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, set guidelines for insurance company investments, and restrict the amount of profits which can be distributed as dividends.  At December 31, 2009, the insurance companies had statutory surplus of $70.9 million, of which $5.1 million could be distributed without regulatory approval.

Typically, our insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments.  When interest rates are at very low levels, the bond portfolios may have a shorter duration than the projected pattern of claims payments.

As shown in the Consolidated Statements of Cash Flow, there was a $58.2 million net increase in cash and cash equivalents in 2009, compared to a $25.5 million net increase in 2008, and a $65.8 million net decrease in 2007.

Cash Flows From Operating Activities

During 2009, operating activities used cash of $28.2 million, compared to cash used of $100.9 million in 2008, and $56.6 million in 2007.

The most significant cash inflows from operating activities were:

•
in 2009, tax refunds of $26.5 million, and the cash proceeds of real estate and water assets sales by Vidler, UCP and Nevada Land, as well as payments on notes related to sales in previous periods.  In addition, cash flow was provided by investment income from the Insurance Operations in Run Off segment and from liquid funds held in the other segments;

•
in 2008, cash land sales by Nevada Land and repayments on notes related to previous land sales, as well as investment income from the Insurance Operations in Run-Off segment and from liquid funds held in the other segments; and

•	in 2007, sale of real estate by Nevada Land.

In all three years, the principal operating cash outflows relate to the acquisition and development of real estate and water assets for future use, which is classified as an operating cash flow since we are in the business of acquiring and developing real estate and water assets with a view to possible re-sale at an appropriate time in the future, claims payments by Physicians and Citation, overhead expenses, and taxes.

In 2009, we paid a net $42.6 million to acquire and develop real estate and water assets for future development.  In addition, we assumed $5.3 million of debt related to properties we acquired.  This includes the purchase of the East Garrison note discussed above for $22.6 million.  In addition, $2.1 million was paid to two officers through a distribution of deferred compensation assets.

In 2008, we used cash of $53.6 million to acquire and develop real estate and water assets, and in addition we assumed $14.4 million of debt related to properties we acquired.  We also paid $43.6 million in taxes, and we paid $11.5 million (and distributed $4.5 million in securities) to an officer who retired and withdrew his deferred compensation assets.

Cash Flows From Investing Activities

During 2009, investing activities used cash of $1.5 million, compared to $132.9 million of cash provided in 2008, and $111.9 million of cash used in 2007.

The most significant cash inflows and outflows from investing activities were:

•
in 2009, an $18.1 million net increase in fixed-income securities.  We received cash of $4.3 million from the maturity or call of bonds, and used approximately $22.4 million to buy new bonds.  This principally reflects the temporary investment of $19.1 million of the parent company’s liquid funds in high quality fixed-income securities, and activity in our insurance company and deferred compensation investment portfolios.  We also generated $26 million from the sale of stocks, and used $9 million to buy new stocks in the insurance company investment portfolios and deferred compensation accounts;

•
in 2008, the sale of equity securities provided net cash of $71.9 million, principally due to the sale of Jungfraubahn for approximately $75.3 million.  Excluding Jungfraubahn, we bought $26.3 million of equity securities, and sold $22.9 million, representing activity in our insurance and deferred compensation portfolios.  Proceeds from the maturity and call of bonds provided cash of $73.9 million, which primarily represented the maturity of temporary investments made with a portion of the proceeds of the February 2007 stock offering, and we used $9.3 million to buy new bonds.  In addition, we received cash proceeds of $11.7 million from the sale of Semitropic; and

•
in 2007, a $46.6 million net increase in fixed-income securities, which represents the temporary investment of a portion of the proceeds of the February 2007 stock offering.  The principal use of investing cash was $48.1 million in outlays for property and equipment, primarily related to the Fish Springs pipeline project.  In addition, $16.2 million net was invested in stocks, primarily in the insurance company portfolios.

Cash Flows From Financing Activities

During 2009, financing activities provided cash of $84.8 million, compared to cash provided of $8.3 million in 2008 and $104.6 million in 2007.

The most significant cash inflows and outflows from financing activities were:

•
in 2009, the sale of 3,750,000 newly-issued shares of PICO common stock at $27 per share in June 2009, for net cash proceeds of $95.7 million (after deducting approximately $5.5 million in underwriting commission and offering expenses).  We also borrowed CHF5.8 million ($5.4 million) under our Swiss Franc current account credit facility to purchase securities, and paid down the facility by CHF14.3 million ($13.4 million) with proceeds from the sale of securities.  Also Vidler repaid $2.9 million in notes on ranch properties during 2009;

•
in 2008, an $8.2 million increase in Swiss Franc borrowings from our bank in Switzerland.  This represented borrowings of CHF4.3 million (US$4 million) on our current account facility, and the proceeds of an additional fixed advance of CHF4.5 million (US$4.2 million); and

•
in 2007, the sale of 2.8 million newly-issued shares of PICO common stock at $37 per share, for net cash proceeds of $100.1 million.  In addition, there was a $4.4 million tax benefit related to the exercise of SAR.

We now have total borrowing capacity in Switzerland of CHF25 million (US$24 million), consisting of CHF20 million (US$19.3 million) of fixed advances due for repayment in 2011 and 2014, and a CHF5 million (US$4.7 million) current account credit facility.  At December 31, 2009, only the CHF20 million (US$19.3 million) of fixed advances were outstanding.  As a result of selling various stocks, we repaid the entire amount borrowed on the current account credit facility during 2009.

During 2009, PICO European extended two maturing fixed advances for an additional five years:

•	a fixed advance of CHF3 million maturing in February 2014, at a 3.81% interest rate; and
•	a fixed advance of CHF12.5 million maturing in May 2014, at a 3.72% interest rate.

Our only other borrowings consist of $17.7 million in non-recourse notes payable on properties owned by UCP, and $4.2 million in non-recourse notes payable on two of Vidler’s ranch properties.

We believe that our cash and cash equivalent balances, short-term investments, and cash flows are adequate to satisfy cash requirements for at least the next 12 months.  In addition, we could issue debt or equity securities under our shelf registration statement discussed below.

Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Universal Shelf Registration Statement

In November 2007, we filed a universal shelf registration statement with the SEC for the periodic offering and sale of up to $400 million of debt securities, common stock, and warrants, or any combination thereof, in one or more offerings, over a period of three years.  The SEC declared the registration statement effective on December 3, 2007.

At the time of any such offering, we will establish the terms, including the pricing, and describe how the proceeds from the sale of any such securities will be used.

During 2009, we completed public offerings of PICO common stock of 3,055,556 shares on June 10, 2009, and 694,444 shares on June 15, 2009, each at a price of $27 per share, under the universal shelf registration statement.  The aggregate gross proceeds were approximately $101.2 million.

While we have no current plans for the offer or sale of any such securities, the remaining capacity on the universal shelf registration statement provides us with flexibility and control over the timing and size of any potential financing in response to both market and strategic opportunities.

Commitments and Supplementary Disclosures

1.	At December 31, 2009:

•	We had no “off balance sheet” financing arrangements.
•	We have not provided any debt guarantees.
•
We have no commitments to provide additional collateral for financing arrangements.  Our subsidiary PICO European Holdings, LLC has Swiss Franc borrowings which partially finance some of their investments in European equities.  The equities provide collateral for the borrowings.

Aggregate Contractual Obligations:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2009.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Borrowings	$2,958,186	$20,830,822	$17,431,506		$41,220,514
Interest on borrowings (1)	1,968,797	2,820,826	256,753		5,046,376
Operating leases	729,381	267,225	1,502		998,108
Expected claim payouts	3,879,244	8,654,734	4,477,920	$7,162,965	24,174,863
Other borrowings/obligations (primarily commitments for water purchases for the Recharge Site and the amounts due under the Tribe settlement)	9,233,038				9,233,038
Total	$18,768,646	$32,573,607	$22,167,681	$7,162,965	$80,672,899

In addition to the amounts shown in the table above, at December 31, 2009, we had recorded liabilities and potential interest of $3.4 million for unrecognized tax benefits in accordance with the guidance on uncertain tax positions.  As of December 31, 2009, we believe that it is reasonably possible that $2.6 million of this amount may be decreased within the next 12 months as a result of statutes closing.

(1) Represent interest costs on borrowings at December 31, 2009, for the terms of the debt.  Interest cost beyond year one is not recorded in the accompanying consolidated financial statements.

2.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that is a revision to existing accounting guidance related to the transfers and servicing of financial assets and extinguishments of liabilities, and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets.  It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure.  This guidance is effective for interim and annual periods beginning after November 15, 2009.  The adoption of the new guidance is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance that amends existing accounting guidance related to variable interest entities.  The new guidance:  (a) requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity; (b) requires ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur; (c) eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (d) amends certain guidance for determining whether an entity is a variable interest entity; (e) adds an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur; (f) eliminates the exception for troubled debt restructuring regarding variable interest entity reconsideration; and (g) requires advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The new guidance is effective for the first annual reporting period that begins after November 15, 2009.  Earlier adoption is prohibited.  The adoption of the new guidance is not expected to have a material impact on our consolidated financial statements.

REGULATORY INSURANCE DISCLOSURES

Liabilities for Unpaid Loss and Loss Adjustment Expenses

Loss reserves are estimates of what an insurer expects to pay claimants (“loss expense”), as well as legal, investigative, and claims administrative costs (“loss adjustment expenses”).  Our insurance subsidiaries are required to maintain reserves for the payment of estimated losses and loss adjustment expenses for both reported claims, and claims where the event giving rise to a claim has allegedly occurred but the claim has not been reported to us yet (“IBNR”).  The ultimate liabilities may be materially higher or lower than our current reserve estimates.  Liabilities for unpaid loss and loss adjustment expenses are estimated based on actual and industry experience, and assumptions and projections as to claims frequency, claims severity, inflationary trends, and settlement payments.  These estimates may vary from the eventual outcome.

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

Physicians and Citation had direct reserves (liabilities for unpaid losses and loss adjustment expenses before reinsurance reserves, which reduce our net unpaid losses and loss adjustment expenses) of $24.2 million at December 31, 2009, $27.8 million at December 31, 2008, and $32.4 million at December 31, 2007.

The payment of claims reduced direct reserves (before reinsurance) by $2 million in 2009, $1.4 million in 2008, and $4.8 million in 2007.

Although the reserves of each insurance company are certified annually by independent actuaries as required by state law, significant fluctuations in reserve levels can occur, based upon a number of variables used in actuarial projections of ultimate incurred losses and loss adjustment expenses.  Adjustments to prior year loss reserves, principally due to favorable reserve development, reduced liabilities for unpaid loss and loss adjustment expenses by $1.3 million in 2009, $2.5 million in 2008, and $3.6 million in 2007.  See Note 10 of Notes to PICO’s Consolidated Financial Statements, “Reserves for Unpaid Loss and Loss Adjustment Expenses” and the Insurance Operations in “Run Off” portion of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for additional information regarding reserve changes.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT

The following table presents the development of balance sheet liabilities for 1999 through 2009 for medical professional liability insurance, and all property and casualty and workers’ compensation lines of business.  The table excludes reserves for other lines of business that Physicians ceased writing in 1989, which are immaterial.

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

The decrease or increase recorded each year includes all changes in amounts for prior periods made in the current year.  For example, the amount of reserve deficiency or redundancy related to a loss settled in 2002, but incurred in 1999, will be included in the decrease or increase amount for 1999, 2000, and 2001.  Conditions and trends that have led to changes in the liability in the past may not necessarily occur in the future.  For example, in several different years Physicians “commuted” (canceled) reinsurance contracts, and reversed the effect of the reinsurance contracts in its financial statements.  This significantly increased the estimate of net reserves for prior years by reducing the amount of loss and loss adjustment expense reserves recoverable from reinsurance for those years.  Accordingly, future increases or decreases cannot necessarily be extrapolated from this table.

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

Loss Reserve Experience

The inherent uncertainty in estimating loss reserves is greater for some lines of insurance than others, and depends on the length of the reporting “tail” associated with the particular insurance product (the period of time between the occurrence of the event giving rise to a claim, and the reporting of the claim to the insurer), historical development in claims, the historical information available during the estimation process, the impact of changing regulations and legal precedents on open claims, and reinsurance, among other things.  Since medical professional liability insurance, commercial casualty, and workers’ compensation claims may not be fully paid for many years, estimating reserves for claims in these lines of business can be more uncertain than estimating reserves in other lines of insurance.  As a result, precise reserve estimates cannot be made for several years after the accident year for which reserves are initially established.

Our insurance subsidiaries have established reserves based on actuarial estimates that we believe are adequate to meet the ultimate cost of losses arising from claims.  However, it has been, and will continue to be, necessary for our insurance subsidiaries to review and make appropriate adjustments to reserves for claims and expenses for settling claims.  Our insurance companies have recorded income from favorable reserve development in 2009, 2008, and 2007; however, if our reserves prove to be inadequate in future, our insurance companies would have to adjust their reserves and record a charge against income, which could have an adverse effect on our statement of operations and financial condition.

Reconciliation of Unpaid Loss and Loss Adjustment Expenses

An analysis of changes in the liability for unpaid losses and loss adjustment expenses for 2009, 2008, and 2007 is set out in Note 11 of Notes to Consolidated Financial Statements, “Reserves for Unpaid Loss and Loss Adjustment Expenses”.

Reinsurance

All of our insurance subsidiaries seek to minimize the losses which could arise from significant individual claims and other events that cause unfavorable underwriting results, by reinsuring certain levels of risk with other insurance carriers.  Various reinsurance treaties are in place to limit our exposure levels.  See Note 9 of Notes to Consolidated Financial Statements, “Reinsurance”.  In the event that reinsurers are unable to meet their obligations under the reinsurance agreements, our insurance subsidiaries are contingently liable in respect of the amounts covered by the reinsurance contracts.

Medical Professional Liability Insurance through Physicians Insurance Company of Ohio

On August 28, 1995, Physicians sold its professional liability insurance business and related liability insurance business for physicians and other health care providers to Mutual Assurance, Inc. (“Mutual Assurance”).

In July 1995, Physicians and Mutual Assurance entered into a reinsurance treaty under which Mutual Assurance agreed to assume all risks attaching after July 15, 1995, under medical professional liability insurance policies issued or renewed by Physicians for physicians, surgeons, nurses, and other health care providers; dental practitioner professional liability insurance policies including corporate and professional premises liability coverage; and related commercial general liability insurance policies issued by Physicians, net of applicable reinsurance.

During the last two and a half accident years that Physicians wrote business (July 1, 1993 to December 31, 1995), Physicians ceded reinsurance contracts (transferred claims risk) to Odyssey America Reinsurance Corporation, a subsidiary of Odyssey Re Holdings Corp. (rated “A” by A. M. Best Company), and ProAssurance Indemnity Company, Inc. (formerly The Medical Assurance Company, Inc.), a wholly-owned subsidiary of ProAssurance Corporation (rated “A” by A. M. Best Company).  Physicians retained all risks up to $200,000 per occurrence.  All risks above $200,000, up to policy limits of $5 million, were automatically transferred to the reinsurers, subject to the specific terms and conditions of the various reinsurance agreements.  Should any reinsurer be unable to meet its contractual obligations, Physicians remains contingently liable to policyholders for the amounts covered by the reinsurance contracts.

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

See Note 9 of Notes to Consolidated Financial Statements, “Reinsurance” for reinsurance recoverable concentration for all property and casualty lines of business as of December 31, 2009.  In the event that reinsurers are unable to meet their obligations under the reinsurance agreements, Citation remains contingently liable for the amounts covered by the reinsurance contracts.

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

Since Fremont had been placed in liquidation, Citation concluded that it was no longer entitled to take a reinsurance credit for the deposit for Citation’s insureds under the statutory basis of accounting.  Consequently, Citation reversed the $7.5 million reinsurance recoverable from Fremont in its June 30, 2003 financial statements prepared on both the statutory and U.S. GAAP basis of accounting.

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

Reinsurance Agreements on Workers’ Compensation Insurance Liabilities

In addition to the reinsurance agreements with Fremont described above, Citation has reinsurance coverage for its workers’ compensation insurance liabilities for the policy years 1986 to 1997 with General Reinsurance Corporation (rated “A++” by A. M. Best Company), a wholly-owned subsidiary of Berkshire Hathaway, Inc.  Citation has retained the first $150,000 of risk on policies issued in 1986 and 1987; $200,000 for policy years 1988 and 1989; and $250,000 for policy years 1990 through to 1997.

For policy years 1983 to 1985, partial reinsurance exists and is administered through Guy Carpenter Company as broker.  These treaties are for losses in excess of $75,000 for 1983 and 1984, and $100,000 for 1985.  The subscriptions on these treaties are for 30%, 35%, and 52.5% for the respective treaty years.

See Note 9 of Notes to Consolidated Financial Statements, “Reinsurance”, for the reinsurance recoverable concentration for Citation’s workers’ compensation line of business as of December 31, 2009.  In the event that reinsurers are unable to meet their obligations under the reinsurance agreements, Citation remains contingently liable for the amounts covered by the reinsurance contracts.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk.  Market risk is the risk of loss arising from adverse changes in market interest rates or prices.  We currently have interest rate risk as it relates to fixed maturity securities, equity price risk as it relates to marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies.  Generally, our borrowings are short to medium term in nature and therefore approximate fair value.  At December 31, 2009, we had $50.6 million of fixed maturity securities, $118.3 million of marketable equity securities that were subject to market risk, of which $58 million were denominated in foreign currencies, primarily Swiss Francs.  Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks.  For fixed maturity securities we use duration modeling to calculate changes in fair value.  The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security.  At December 31, 2009, the model calculated a loss in fair value of $2.6 million.  For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities.  For investments denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment.  The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions.  The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $23.7 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect.  The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $7.7 million that would impact the foreign currency translation in shareholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 and the Report of the Registered Independent Public Accounting Firm is included in this report as listed in the index.

SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except share and per share amounts) for 2009 and 2008 are shown below.  In management’s opinion, the interim financial statements from which the following data has been derived contain all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Net investment income and net realized gain (loss)	$(11,175)	$3,102	$(569)	$7,825
Sale of real estate and water assets	$310	$4,958	$536	$7,132
Total revenues (charges)	$(10,325)	$9,000	$965	$16,393
Gross profit	$230	$3,538	$229	$2,391
Net income (loss) attributable to PICO Holdings, Inc.	$(18,506)	$(2,358)	$(1,824)	$4,653

Net income (loss) per common share:
Basic	$(0.98)	$(0.12)	$(0.08)	$0.21

Diluted	$(0.98)	$(0.12)	$(0.08)	$0.20

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Net investment income and net realized gain (loss)	$3,499	$52,684	$286	$(10,095)
Sale of real estate and water assets	$494	$811	$430	$1,602
Total revenues (charges)	$4,477	$53,923	$9,832	$(7,881)
Gross profit	$345	$639	$285	$1,161
Net income (loss) attributable to PICO Holdings, Inc.	$(1,647)	$28,243	$533	$1,502

Net income (loss) per common share:
Basic	$(0.09)	$1.50	$0.03	$0. 08

Diluted	$(0.09)	$1.49	$0.02	$0. 08

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
AND FOR EACH OF THE
THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PICO Holdings, Inc.
PICO Holdings, Inc.
La Jolla, CA

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of accounting guidance for uncertain tax positions now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes, effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 26, 2010, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Diego, CA
February 26, 2010

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

ASSETS	2009	2008
Available for Sale Investments
Fixed maturities	$50,575,026	$29,058,562
Equity securities	118,326,742	120,358,461
Total available for sale investments	168,901,768	149,417,023
Investment in unconsolidated affiliate	8,884,229
Total investments	177,785,997	149,417,023

Cash and cash equivalents	154,544,814	96,316,018
Notes and other receivables, net	15,411,728	24,352,367
Reinsurance receivables	15,012,695	16,373,132
Real estate and water assets	299,833,320	271,714,300
Property and equipment, net	1,328,136	1,512,370
Net deferred income taxes	11,165,246	25,274,232
Federal, foreign and state income taxes	8,879,341	4,519,920
Other assets	3,655,346	3,154,434
Total assets	$687,616,623	$592,633,796

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for unpaid losses and loss adjustment expenses	$24,174,863	$27,773,320
Deferred compensation	31,144,366	27,744,528
Other liabilities	11,381,689	16,988,040
Borrowings	41,220,514	42,381,718
Total liabilities	107,921,432	114,887,606

Commitments and Contingencies (Notes 10 - 15)

SHAREHOLDERS' EQUITY
Common stock, $.001 par value; authorized 100,000,000; 27,020,473 issued and 22,595,678 outstanding at December 31, 2009 and 23,265,187 issued and 18,840,392 outstanding at December 31, 2008	27,020	23,265
Additional paid-in capital	539,791,922	439,381,715
Accumulated other comprehensive income (loss)	21,094,385	(1,423,863)
Retained earnings	100,001,801	118,036,716
Less treasury stock, at cost (common shares: 4,424,795 in 2009 and 2008)	(78,271,643)	(78,271,643)
Total PICO Holdings Inc. shareholders’ equity	582,643,485	477,746,190
Noncontrolling interest in subsidiaries	(2,948,294)
Total shareholders’ equity	579,695,191	477,746,190
Total liabilities and shareholders' equity	$687,616,623	$592,633,796

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Revenues:
Sale of real estate and water assets	$12,935,660	$3,337,460	$9,496,156
Net investment income	5,938,571	10,145,430	17,039,800
Net realized gain (loss) on sale and impairment of investments	(6,755,637)	36,227,458	2,747,958
Gain on sale of water storage		8,716,082
Other	3,913,399	1,925,110	4,644,834
Total revenues	16,031,993	60,351,540	33,928,748
Costs and expenses:
Operating and other costs	36,929,488	4,250,234	31,725,964
Impairment loss on real estate and water assets	12,378,000
Cost of real estate and water assets sold	6,547,671	908,186	2,684,183
Loss and loss adjustment recovery	(1,344,669)	(2,456,386)	(3,601,091)
Depreciation and amortization	1,289,819	1,260,471	1,106,027
Interest	1,250,946
Total costs and expenses	57,051,255	3,962,505	31,915,083
Income (loss) before income taxes and noncontrolling interest	(41,019,262)	56,389,035	2,013,665
Provision (benefit) for federal, foreign and state income taxes	(19,260,625)	28,491,016	3,535,699
Net income (loss)	(21,758,637)	27,898,019	(1,522,034)
Net loss attributable to noncontrolling interest	3,723,722	732,954	252,307
Net income (loss) attributable to PICO Holdings, Inc.	$(18,034,915)	$28,630,973	$(1,269,727)

Net income (loss) per common share – basic:	$(0.86)	$1.52	$(0.07)
Weighted average shares outstanding	20,926,769	18,835,002	18,321,449

Net income (loss) per common share – diluted:	$(0.86)	$1.52	$(0.07)
Weighted average shares outstanding	20,926,769	18,861,853	18,321,449

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2007

	Total	Comprehensive Income Attributable to PICO Holdings, Inc.	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Paid-in Capital	Treasury Stock	Noncontrolling Interest
Beginning balance, January 1, 2007	$405,227,299		$90,968,815	$60,950,679	$20,307	$331,582,308	$(78,294,810)
Impact of adopting accounting for uncertain tax positions	(293,345)		(293,345)
Common stock offering, net of $4.3 million of expenses	100,141,935				2,823	100,139,112
Changes in ownership of noncontrolling interest	413,110							$413,110
Stock-based compensation expense	4,468,334					4,468,334
Exercise of stock-settled stock appreciation rights, net of excess tax benefits of $4.4 million	(972,078)				129	(972,207)
Disposition of treasury stock from deferred compensation plans	29,392					17,811	11,581
Comprehensive income:
Net loss	(1,522,034)	$(1, 269,727)	(1,269,727)					(252,307)
Other comprehensive income net of tax:
Unrealized gains on securities, net of deferred tax of $7.7 million and reclassification adjustment of $2.5 million	16,263,071	16,263,071		16,263,071
Foreign currency translation	2,255,688	2,255,688		2,255,688
Other comprehensive income	18,518,759	18,518,759
Comprehensive income	16,996,725	$17,249,032
Ending balance, December 31, 2007	$526,011,372		$89,405,743	$79,469,438	$23,259	$435,235,358	$(78,283,229)	$160,803

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2008

	Total	Comprehensive Loss Attributable to PICO Holdings, Inc.	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Paid-in Capital	Treasury Stock	Noncontrolling Interest
Beginning balance, December 31, 2007	$526,011,372		$89,405,743	$79,469,438	$23,259	$435,235,358	$(78,283,229)	$ 160,803
Changes in ownership of noncontrolling interest	572,151							572,151
Issuance of restricted PICO stock	157,206				4	157,202
Stock-based compensation expense	3,988,596					3,988,596
Exercise of stock-settled stock appreciation rights, net of excess tax benefits of $62,000	(16,227)				2	(16,229)
Sale of treasury stock from deferred compensation plans	28,374					16,788	11,586
Comprehensive Loss:
Net income	27,898,019	$28,630,973	28,630,973					(732,954)
Other comprehensive loss net of tax:
Unrealized losses on securities, net of deferred tax of $42.5 million and reclassification adjustment of $54.2 million	(70,889,523)	(70,889,523)		(70,889,523)
Foreign currency translation	(10,003,778)	(10,003,778)		(10,003,778)
Other Comprehensive loss	(80,893,301)	(80,893,301)
Comprehensive loss	(52,995,282)	$(52,262,328)
Ending balance, December 31, 2008	$477,746,190		$118,036,716	$(1,423,863)	$23,265	$439,381,715	$(78,271,643)

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2009

	Total	Comprehensive Income Attributable to PICO Holdings, Inc.	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Paid-in Capital	Treasury Stock	Noncontrolling Interest
Beginning balance, December 31, 2008	$477,746,190		$118,036,716	$(1,423,863)	$23,265	$439,381,715	$(78,271,643)
Changes in ownership of noncontrolling Interest	947,120					171,692		$775,428
Common stock offering, net of $5.4 million of expenses	95,731,035				3,750	95,727,285
Restricted stock awards	83,765				5	83,760
Stock based compensation expense	4,427,470					4,427,470
Comprehensive income:
Net loss	(21,758,637)	$(18,034,915)	(18,034,915)					(3,723,722)
Other comprehensive income, net of tax:
Unrealized gains on securities, net of deferred income tax of $10.5 million and reclassification adjustment of $5.1 million	14,285,601	14,285,601		14,285,601
Foreign currency translation	8,232,647	8,232,647		8,232,647
Other comprehensive Income	22,518,248	22,518,248
Comprehensive income	759,611	$4,483,333
Ending balance, December 31, 2009	$579,695,191		$100,001,801	$21,094,385	$27,020	$539,791,922	$(78,271,643)	$(2,948,294)

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,758,637)	$27,898,019	$(1,522,034)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision (benefit) for deferred income taxes	1,465,598	2,676,025	(6,592,013)
Depreciation and amortization	1,725,522	1,354,352	1,634,698
Bad debt expense	806,721
Stock based compensation expense (including restricted stock awards)	4,511,235	4,156,960	4,468,334
(Gain) loss on sale or impairment of investments	6,755,637	(36,227,458)	(2,747,958)
Impairment losses on intangible assets	12,378,000
Gain on sale of water storage		(8,716,082)
Gain on non-monetary exchange			(3,466,402)
Changes in assets and liabilities, net of effects of acquisitions:
Notes and other receivables	10,704,535	(7,233,633)	25,633
Real estate and water assets	(35,776,657)	(53,571,725)	(30,596,350)
Federal, foreign and state income taxes	(4,267,863)	(7,667,886)	3,923,893
Other assets	(684,812)	937,460	(1,073,719)
Unpaid losses and loss adjustment expenses	(3,598,457)	(4,602,698)	(8,707,283)
Deferred compensation	3,399,838	(20,300,776)	2,770,191
Other liabilities	(5,666,126)	(1,209,451)	(10,881,075)
Excess tax benefits from stock based payment arrangements		(62,153)	(4,426,789)
All other operating activities	1,783,465	1,703,066	572,974
Cash used in operating activities	(28,222,001)	(100,865,980)	(56,617,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale investments:
Fixed maturities	2,743,176	10,714,552
Equity securities	26,015,429	98,190,571	10,410,021
Proceeds from maturity of available for sale investments	1,531,200	63,192,968	83,603,560
Purchases of available for sale investments:
Fixed maturities	(22,337,363)	(9,294,830)	(130,220,057)
Equity securities	(8,980,439)	(26,322,941)	(26,628,779)
Real estate and water asset capital expenditure	(242,076)	(14,634,706)	(48,141,339)
Proceeds on the sale of water storage		11,749,900
All other investing activities	(207,813)	(680,264)	(959,092)
Cash provided by (used in) investing activities	(1,477,886)	132,915,250	(111,935,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of expenses	95,731,035		100,141,935
Proceeds from bank and other borrowings	5,417,365	8,240,668
Repayment of bank and other borrowings	(16,303,277)
Excess tax benefits from stock based payment arrangements		62,153	4,426,789
Sale of PICO stock (from deferred compensation plans)		28,374	29,392
Cash provided by financing activities	84,845,123	8,331,195	104,598,116
Effect of exchange rate changes on cash	3,083,560	(14,855,472)	(1,875,083)
Net increase (decrease) in cash and cash equivalents	58,228,796	25,524,993	(65,830,553)
Cash and cash equivalents, beginning of year	96,316,018	70,791,025	136,621,578
Cash and cash equivalents, end of year	$154,544,814	$96,316,018	$70,791,025

Supplemental disclosure of cash flow information:
Cash paid during the year for:
(Refund) payment of federal, foreign and state income taxes	$(26,536,621)	$43,585,667	$6,229,674
Interest paid, net of amounts capitalized	$967,390
Non-cash investing and financing activities:
Distribution of debt and equity securities to settle deferred compensation liability		$4,500,930
Construction in progress costs incurred but not paid		$457,372	$7,905,643
Mortgage incurred to purchase real estate	$5,255,100	$14,398,255	$5,180,000
Accrued withholding taxes recorded on additional paid in capital related to stock appreciation rights exercised		$78,380	$5,398,767

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_______________

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and Operations:

PICO Holdings, Inc., together with its subsidiaries (collectively, “PICO” or the “Company”), is a diversified holding company.

Currently PICO’s major activities include:

•	Owning and developing water resources and water storage operations in the southwestern United States;
•	Owning and developing real estate primarily in Nevada and California;
•	Acquiring and financing businesses; and
•	“Running off” insurance loss reserves.

The following are the Company’s significant operating subsidiaries as of December 31, 2009.  All subsidiaries are wholly-owned except where indicated:

Vidler Water Company, Inc. (“Vidler”).  Vidler is a Nevada corporation.  Vidler’s business involves identifying end users, namely water utilities, municipalities or developers, in the Southwestern United States, who require water, and then locating a source and supplying the demand, either by utilizing the company’s own assets or securing other sources of supply.  These assets comprise water resources in the states of Colorado, Arizona, Idaho and Nevada, and a water storage facility in Arizona.

Nevada Land and Resource Company, LLC (“Nevada Land”).  Nevada Land is a Nevada limited liability company.  Nevada Land’s business includes selling and developing real estate, water and geothermal rights, and leasing property.

UCP, LLC (“UCP”).  UCP is a Delaware limited liability company which owns and develops real estate in and around the Central Valley and Central Coast of California.  UCP’s business is to acquire and develop residential lots, primarily in California.

Citation Insurance Company (“Citation”).  Citation is a California-domiciled insurance company licensed to write commercial property and casualty insurance in Arizona, California, Colorado, Nevada, Hawaii, New Mexico and Utah.  Citation ceased writing premiums in December 2000, and is now “running off” the loss reserves from its existing property and casualty and workers’ compensation lines of business.  This means that it is paying off claims arising from historical business and selling investments when funds are needed to pay such claims.

Physicians Insurance Company of Ohio (“Physicians”).  Prior to selling its book of medical professional liability (“MPL”) insurance business in 1995, Physicians engaged in providing MPL insurance coverage to physicians and surgeons, primarily in Ohio. On August 28, 1995, Physicians entered into an agreement with Mutual Assurance, Inc. pursuant to which Physicians sold its recurring MPL insurance business to Mutual Assurance, Inc.  The company is in “run off.”  This means that it is paying off claims arising from historical business and selling investments when funds are needed to pay such claims.

Investment in Unconsolidated Affiliate:

Investments in which the Company owns at least 20% but not more than 50% of the voting interest and or has the ability to exercise significant influence, but not control, over the investee are accounted for under the equity method of accounting.  Accordingly, the Company’s share of the income or loss of the affiliate is included in PICO’s consolidated results.  Currently, the Company owns 37% of the voting stock in spigit, Inc. (“spigit”), a privately held company that develops social productivity software.  In the fourth quarter of 2009, the Company’s ownership in spigit declined from 74% to 37% due to the sale of newly-issued shares by spigit to unrelated third parties, and as a result, spigit was deconsolidated and is reported using the equity method of accounting from the transaction date forward.  See Note 2 for additional information.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Intercompany balances and transactions have been eliminated in consolidation.

Noncontrolling Interests:

As of January 1, 2009, the Company reports the results of its consolidated subsidiaries that are less than wholly-owned as noncontrolling interest in the accompanying consolidated financial statements.  This new guidance clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity.  In the statement of operations, the income or loss attributable to the noncontrolling interest is reported separately and the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership of the subsidiary, is reported within shareholders’ equity.  There were no noncontrolling interests in the Company’s consolidated balance sheet at December 31, 2008 to be reclassified to the shareholders’ equity section as of January 1, 2009.  However, for 2009, the Company recorded noncontrolling interests in losses of its less than wholly owned subsidiaries of $3.7 million.  Most of these noncontrolling interests were previously reduced to zero and consequently under previous accounting guidance such additional losses were not recorded.  The Company adjusted the noncontrolling interest of $733,000 and $252,000 for 2008 and 2007, respectively, for the retrospective adoption of the new guidance.  For the year ended December 31, 2009, the Company’s primary subsidiary included within noncontrolling interest is a 49% interest in Fish Springs Ranch, LLC.  For the years ended December 31, 2008 and 2007, the primary subsidiary that was reported as noncontrolling interest was spigit.

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period.  The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other-than-temporary impairments, application of the equity method of accounting, unpaid losses and loss adjustment expenses, reinsurance receivables, notes and other receivables, real estate and water assets, deferred income taxes, stock-based compensation and contingent liabilities.  While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2009 and December 31, 2008, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Revenue Recognition:

Sale of Real Estate and Water Assets

Revenue recognition on the sale of real estate and water assets conforms with accounting literature related to the sale of real estate, and is recognized in full when (a) there is a legally binding sale contract; (b) the profit is determinable (the collectability of the sales price is reasonably assured, or any amount that will not be collectible can be estimated); (c) the earnings process is virtually complete (the Company is not obligated to perform significant activities after the sale to earn the profit, meaning the Company has transferred all risks and rewards to the buyer); and (d) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property.  If these conditions are not met, the Company records the cash received as a deposit until the conditions to recognize full profit are met.

Other Revenues:

Included in other revenues for the year ended December 31, 2009, is the sale of geothermal rights of $1 million.  Included in other revenues for the year ended December 31, 2007 is a $3.5 million gain recorded as a result of a non-monetary exchange transaction whereby the Company released and terminated legal use restrictions on real estate previously sold, in exchange for real estate and water assets.

Cost of Real Estate and Water Assets:

Cost of real estate and water assets sold includes direct costs of acquisition of the asset, less any impairment charges previously recorded against the asset, any development costs incurred to get the asset ready for use and any capitalized interest costs incurred during the development period.

Operating and Other Costs:

The Company reported a foreign currency loss of $200,000 in 2009 and gains of $15 million and $2 million in 2008 and 2007, respectively.  In each year, the total gain included a foreign currency transaction gain resulting from a Swiss Franc denominated loan from PICO Holdings to one of its subsidiaries.  During 2008 only, the Company also reported an $11.8 million foreign currency gain within one of its wholly owned foreign subsidiaries in Switzerland that had invested in U.S. currency.  Such gain was the result of the appreciation of the U.S. dollar compared to the Swiss Franc.

Available for Sale Investments:

The Company’s investment portfolio at December 31, 2009 and 2008 is comprised of investments with fixed maturities, including U.S. government bonds, government sponsored enterprise bonds, and domestic and foreign corporate bonds and marketable equity securities.  The Company classifies all investments, notwithstanding investments in unconsolidated affiliates, as available for sale.  Such investments are reported at fair value, with unrealized gains and losses, net of tax effects, recorded in accumulated other comprehensive income.

Other-than-temporary impairment:

All of the Company’s investments are subject to a periodic impairment review.  The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  Factors considered in determining whether a loss is temporary on an equity security included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost.  If a security is impaired and continues to decline in value, additional impairment charges are recorded in the period of the decline if deemed other-than-temporary.  Subsequent recoveries of such securities are reported as an unrealized gain and part of other comprehensive results in future periods.  Any subsequent gains on impaired securities are recognized only when sold.  Impairment charges of $18.8 million, $21.2 million, and $2 million are included in realized losses for the years ended December 31, 2009, 2008 and 2007, respectively, related to various securities where the unrealized losses had been deemed other-than-temporary.

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

The Company has subsidiaries and acquires equity securities in the U.S. and abroad.  Approximately $58 million and $64.5 million of the Company’s available for sale investments at December 31, 2009, and 2008, respectively, were invested internationally.  The Company’s most significant foreign currency exposure is in Swiss Francs.

Cash and Cash Equivalents:

Cash and cash equivalents include highly liquid instruments purchased with original maturities of three months or less.

Real Estate and Water Assets:

Real estate and water assets include the cost of water rights, water storage, real estate, including raw land and real estate being developed and any real estate improvements.  Additional costs to develop or otherwise get real estate and water assets ready for their intended use are capitalized.  These costs typically include legal fees, engineering, consulting, direct cost of drilling or construction and any interest cost capitalized on qualifying assets during the development period.  The Company expenses all maintenance and repair costs on real estate and water assets.  The types of costs capitalized are consistent across periods presented; however, real estate development costs have increased during 2009 due to increased development activities.  Water rights consist of various water interests acquired or developed independently or in conjunction with the acquisition of real estate.  When applicable, water rights and real estate consist of an allocation of the original purchase price based on their relative fair values and include costs directly related to the acquisition.  Water storage typically includes the cost of the real estate and direct construction costs to build the site.  Real estate being developed includes the original purchase price of the land and any development costs incurred to get the asset ready for its intended use.  Amortization of real estate improvements is computed on the straight-line method over the estimated useful lives of the improvements ranging from 5 to 15 years.

All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the assets, the asset is available for sale in its present condition, is being actively marketed for sale, and it is probable that the asset will be sold within the next year.  At December 31, 2009 and 2008, the Company had real estate of $4.8 million and zero, respectively, classified as held for sale.

Intangible Assets:

The Company’s intangible assets consist primarily of certain water rights and the exclusive rights to use infrastructure to convey water that the Company previously constructed prior to dedicating the infrastructure to various municipalities that have indefinite useful lives and are therefore not amortized.  Intangible assets with indefinite lives are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of the assets to their carrying amounts.  If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.  The Company completes its annual review in the fourth quarter of each year by calculating the fair value of the intangible assets using discounted cash flow models.  During 2009, the Company recorded impairment charges of $12.4 million.  No impairment charges were recorded during the two years ended December 31, 2008 or 2007.  See Note 4 for additional information.

Impairment of Long-Lived Assets:

The Company records an impairment charge when the condition exists where the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value.  Impairment of long-lived assets is triggered when the estimated future undiscounted cash flows, excluding interest charges, for the lowest level for which there is identifiable cash flows that are independent of the cash flows of other groups of assets do not exceed the carrying amount.  The Company prepares and analyzes cash flows at appropriate levels of grouped assets.  If the events or circumstances indicate that the remaining balance may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective long-lived asset.  No impairment charges were recorded during the three years ended December 31, 2009, 2008 or 2007.

Notes and Other Receivables:

Notes and other receivables include installment notes from the sale of real estate and water assets.  These notes generally have terms ranging from three to ten years, with interest rates from 8% to 10%.  The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends.  The note terms are typically non-recourse which allows the Company to recover the underlying property if and when a buyer defaults.  No significant provision for bad debts was required during the three years ended December 31, 2009.

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

Reinsurance:

The Company records all reinsurance assets and liabilities on a gross basis, including amounts due from reinsurers and amounts paid to reinsurers relating to the unexpired portion of reinsured contracts.

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

Accounting for Income Taxes:

The Company’s provision for income tax expense includes federal, foreign and state income taxes currently payable and those deferred because of temporary differences between the income tax and financial reporting bases of the assets and liabilities.  The liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.

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

The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company adopted the guidance on accounting for uncertain tax positions on January 1, 2007.  As a result, the Company recognized a $293,000 increase in the liability for unrecognized income tax benefits through opening retained earnings.  At the adoption date of January 1, 2007, the Company provided for $3.5 million of unrecognized tax benefits, $2.5 million of which would affect the effective tax rate if recognized.

The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2009, the Company had $791,000 accrued for interest and no penalties associated with uncertain tax positions.

The Company reported an income tax benefit of $19.3 million in 2009 and income tax expense of $28.5 million, and $3.5 million during the years ended December 31, 2008 and 2007, respectively.  The effective income tax rate in 2009, 2008 and 2007 is 47%, 51% and 176%, respectively.  The effective tax rate differs from the statutory rate in 2009 primarily due to a basis difference from the sale of the Company’s wholly owned subsidiary, Global Equity Corporation and a basis difference on the deconsolidation of spigit.  In addition, in each of the three years ending December 31, 2009, the effective income tax rate differs from the U.S. federal rate due to the recognition or reversal of interest expense and penalties on uncertain tax positions, operating losses without any associated tax benefit from subsidiaries that are excluded from the consolidated federal income tax return, certain non-deductible compensation expense, and state income tax charges.

The Worker, Homeownership, and Business Assistance Act of 2009 (HR 3845) was signed into law on November 6, 2009.  This legislation allows businesses with net operating losses (“NOLs”) for 2008 or 2009 to carry back those losses for up to five years to recover tax liabilities assessed in these prior periods.  As a result of this recently enacted legislation, the Company expects to realize a tax refund of approximately $12.3 million.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards and is recognized as expense over the period in which the share-based compensation vests.

At December 31, 2009, the Company had one stock-based payment arrangement outstanding:

The PICO Holdings, Inc. 2005 Long Term Incentive Plan (the “2005 Plan”).  The 2005 Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors and consultants.  A total of 2,654,000 shares of common stock are issuable under the 2005 Plan and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled stock appreciation rights (“SAR”), restricted stock awards (“RSA”), performance shares, performance units, restricted stock units (“RSU”), deferred compensation awards and other stock-based awards.  The 2005 Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes.  Upon exercise of a SAR and RSU, the employee will receive newly issued shares of PICO Holdings, Inc. common stock with a fair value equal to the in-the-money value of the award, less that number of shares equal to the value of applicable United States federal, state and local withholding and income taxes (however, the holder of an RSU can elect to pay withholding taxes in cash).

Deferred Compensation:

The Company reports the investment returns generated in the deferred compensation accounts within revenues in the Company’s financial statements (with a corresponding increase in the trust assets).  An expense is recorded within the caption, “Operating and other costs” for increases in the market value of the assets held with a corresponding increase in the deferred compensation liability (except in the case of shares of PICO Holdings, Inc. common stock, which is reported at its cost in treasury stock).  In the event the trust assets decline in value, the Company will reverse previously expensed compensation.

At December 31, 2009, and December 31, 2008, the Company had $31.1 million and $27.7 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the Board of Directors of the Company.  The assets of the plan are held in Rabbi Trust accounts.  Such trusts hold various investments that are consistent with the Company’s investment policy.  The investments are held in separate accounts, accounted for as available for sale investments, and are reported in the accompanying condensed consolidated balance sheets within the line item “Investments.”  Assets of the trust will be distributed according to predetermined payout elections established by each employee or members of the Board of Directors.

The deferred compensation liability increased during 2009 primarily due to increases in the fair value of the invested assets offset by distributions of $2.1 million to various participants.  Included in operating and other costs in the accompanying consolidated statements of operations for the year ended December 31, 2009, is compensation expense of $5.5 million.  For the years ended December 31, 2008, and 2007, the Company reported a recovery in deferred compensation expense of $10.2 million and $548,000, respectively.

Comprehensive Income:

Other comprehensive income or loss includes foreign currency translation and unrealized holding gains and losses, net of taxes on available for sale investments.  The components are as follows:

	December 31,
	2009	2008
Net unrealized gain on securities	$25,852,577	$11,566,976
Foreign currency translation	(4,758,192)	(12,990,839)
Accumulated other comprehensive income (loss)	$21,094,385	$(1,423,863)

The accumulated balance is net of deferred income tax liabilities of $9.8 million and deferred tax assets of $1.7 million at December 31, 2009, and 2008, respectively.

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

For the years ended December 31, 2009, and 2007, the Company’s stock-settled SAR and RSU (in 2009 only) were excluded from the diluted per share calculation because their effect on earnings per share was anti-dilutive.  For the year ended December 31, 2008, the Company’s in-the-money stock-settled SAR were included in the diluted per share calculation using the treasury stock method (659,409 SAR were excluded because they were out-of-the-money).

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

Recently Issued Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that is a revision to existing accounting guidance related to the transfers and servicing of financial assets and extinguishments of liabilities, and will require more information about transfers of financial assets and exposure to the risk related to transferred financial assets.  It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure.  This guidance is effective for interim and annual periods beginning after November 15, 2009.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

2.	INVESTMENTS

At December 31, the cost and carrying value of its available for sale investments were as follows:

2009:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$1,105,848	$80,418		$1,186,266
Municipal bonds	3,174,739	64,031		3,238,770
Corporate bonds	21,217,517	2,278,020	$(2,224,316)	21,271,221
Government sponsored enterprises	24,763,730	328,854	(213,815)	24,878,769
	50,261,834	2,751,323	(2,438,131)	50,575,026
Marketable equity securities	81,935,407	37,008,958	(617,623)	118,326,742
Total	$132,197,241	$39,760,281	$(3,055,754)	$168,901,768

2008:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$1,110,327	$111,407		$1,221,734
Municipal bonds	2,137,003		$(8,523)	2,128,480
Corporate bonds	25,627,851	34,460	(7,822,451)	17,839,860
Government sponsored enterprises	7,442,611	425,877		7,868,488
	36,317,792	571,744	(7,830,974)	29,058,562
Marketable equity securities	102,322,281	27,348,470	(9,312,290)	120,358,461
Total	$138,640,073	$27,920,214	$(17,143,264)	$149,417,023

The amortized cost and carrying value of investments in fixed maturities at December 31, 2009, by contractual maturity, are shown below.  Expected maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Carrying
	Cost	Value
Due in one year or less	$3,002,700	$4,698,858
Due after one year through five years	23,979,889	22,961,818
Due after five years	23,279,245	22,914,350
	$50,261,834	$50,575,026

Net investment income is as follows for each of the years ended December 31:

	2009	2008	2007
Investment income:
Fixed maturities	$2,175,209	$2,618,183	$3,952,102
Equity securities	2,478,825	2,965,296	4,202,648
Other, primarily cash balances	1,509,033	4,823,212	9,034,590
Total investment income	6,163,067	10,406,691	17,189,340
Investment expenses	(224,496)	(261,261)	(149,540)
Net investment income	$5,938,571	$10,145,430	$17,039,800

Pre-tax net realized gain or loss on investments is as follows for each of the years ended December 31:

	2009	2008	2007
Gross realized gains:
Fixed maturities	$1,534,728	$52,280	$561
Equity securities and other investments	16,572,846	58,246,969	4,726,158
Total gain	18,107,574	58,299,249	4,726,719
Gross realized losses:
Fixed maturities	(5,225,452)	(3,119,497)	(1,603,852)
Equity securities and other investments	(19,637,759)	(18,952,294)	(374,909)
Total loss	(24,863,211)	(22,071,791)	(1,978,761)
Net realized gain (loss)	$(6,755,637)	$36,227,458	$2,747,958

Realized Gains

Included in realized gains for 2009 is a gain of $8.2 million gain recorded on the deconsolidation of one of the Company’s consolidated subsidiaries, spigit (see Investment in Unconsolidated Affiliate, below).  During 2008, the Company sold its interest in Jungfraubahn Holding AG for $75.3 million resulting in pre-tax realized gain of $46.1 million.  During 2007, the Company realized gains in several domestic and foreign securities recording $4.7 million in gains including a gain on the sale of Amalgamated Holdings Limited of $1.5 million.

Realized Losses

Included in realized losses are impairment charges on securities.  During 2009, 2008 and 2007, the Company recorded other-than-temporary impairments of $18.8 million, $21.2 million and $2 million, respectively, on debt and equity securities to recognize what are expected to be other-than-temporary declines in value.  In addition, during 2009, the Company sold Global Equity Corporation, a previously consolidated subsidiary, which held investments in Canadian real estate partnerships, and reported a loss on the sale of $5.5 million.  The majority of the reported loss results from accumulated foreign currency adjustments of $6.6 million that were part of the carrying value of the subsidiary.  Such adjustments were previously recorded in other comprehensive income.

The following table summarizes the market value of those investments in an unrealized loss position for periods less than and greater than 12 months:

	2009		2008
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
Municipal bonds			$2,128,480	$8,523
Corporate bonds	$779,417	$10,399	5,290,363	1,586,298
Government sponsored enterprises	17,960,579	213,816
	18,739,996	224,215	7,418,843	1,594,821
Marketable equity securities	5,589,971	488,523	40,880,566	9,290,041
Total	$24,329,967	$712,738	$48,299,409	$10,884,862

	2009		2008
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
Corporate bonds	$9,510,246	$2,213,916	$10,044,022	$6,236,152
Marketable equity securities	1,345,288	129,100	160,430	22,250
Total	$10,855,534	$2,343,016	$10,204,452	$6,258,402

Marketable equity securities:  The Company’s investments in marketable equity securities totaled $118.3 million at December 31, 2009, and principally consist of common stock of publicly traded small-capitalization companies in the U.S. and selected foreign markets.  Equities are researched, and selected for purchase, on a case by case basis depending on the fundamental characteristics of the individual security.  The gross unrealized gains and losses on equity securities, after recognition of other-than-temporary impairment losses, were $37 million and $618,000, respectively, at December 31, 2009 and $27.3 million and $9.3 million, respectively, at December 31, 2008.  The Company reviewed its equity securities in an unrealized loss position, and concluded that these investments were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information did not indicate impairment.  The primary cause of the losses is due to the recent overall market decline.  During the years ended December 31, 2009, 2008 and 2007, the Company recorded $13.6 million, $18.7 million and $375,000, respectively, of other-than-temporary impairment charges on marketable equity securities.

Corporate Bonds and U.S. Treasury Obligations:  At December 31, 2009, the Company’s bond portfolio consisted of $21.3 million of publicly traded corporate bonds, $1.2 million U.S. Treasury obligations, $24.9 million of government sponsored enterprise bonds and $3.2 million of municipal bonds.  The U.S. Treasury and government sponsored enterprise bonds are typically held to meet state regulatory capital and deposit requirements.  The majority of the remainder of the bond portfolio consists primarily of corporate bonds, which are researched, and selected for purchase, on a case-by-case basis depending on the maturity and yield-to-maturity of the bond available for purchase, and an analysis of the fundamental characteristics of the issuer.  The total bond portfolio had gross unrealized gains and losses of $2.8 million and $2.4 million, respectively, at December 31, 2009, and gross unrealized gains and losses of $572,000 and $7.8 million, respectively, at December 31, 2008.  The Company does not consider the unrealized losses on the bond portfolio to be other-than-temporarily impaired because the Company intends to hold, and will not be required to sell, these particular securities, and the Company expects to recover the entire amortized cost basis.  The Company believes that the unrealized losses are primarily attributable to the reduced availability of credit throughout the U.S. economy, which is affecting the market prices of all bonds other than those issued by the U.S. Treasury, as well as deterioration of the underlying issuer of certain bonds held by the Company.  During 2009, the Company recorded impairment charges of $5.2 million, on corporate bonds due to deterioration of the underlying issuer’s financial condition.  During 2008 and 2007, the Company recorded impairment charges of $2.5 million and $1.6 million, respectively, on corporate bonds due to deterioration of the underlying issuer’s financial condition.

Fair Value Measurements:

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2009 and 2008, by level within the fair value hierarchy.  Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

    At December 31, 2009:
Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Available for sale investments (A)	$168,901,768			$168,901, 768
Liabilities
Deferred compensation (B)	$31,144,366			$31,144,366

    At December 31, 2008:

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Available for sale investments (A)	$144,469,682	535,895	$2,998,055	$148,003,632
Liabilities
Deferred compensation (B)	$27,744,528			$27,744,528

(A) Where there are quoted market prices that are readily available in an active market, securities are classified as Level 1 of the valuation hierarchy.  Level 1 marketable equity securities are valued using quoted market prices multiplied by the number of shares owned and debt securities are valued using a market quote in an active market.  Level 2 available for sale investments include securities where the markets are not active, that is where there are few transactions, or the prices are not current or the price quotations vary substantially over time.  Level 3 available for sale investments include securities where valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets.  This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

(B) Deferred compensation plans are compensation plans directed by the Company and structured as Rabbi Trusts for certain executives and non-employee directors.  The investment assets of the Rabbi Trust are valued using quoted market prices multiplied by the number of shares held in each trust account including the shares of PICO Holdings, Inc. common stock held in the trusts.  The related deferred compensation liability represents the fair value of the investment assets.

The following table is a reconciliation of the beginning and ending balance of Level 3 assets held by the Company at December 31, 2009.  During 2009, the single equity security that comprised the entire beginning balance in Level 3 was transferred to Level 1 once the issuer completed an initial public offering and its securities began trading on a U.S. stock exchange.

Asset Description	Fair Value at Beginning of Period	Unrealized Gain Included in Income	Accumulated Other Comprehensive Income	Purchases, Sales, and Issuances	Transfers Out	Fair Value at End of Period
Available for sale investments	$2,998,055		$5,895,529		$(8,893,584)

The following table sets forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis for the nine months ended December 31, 2009, by level within the fair value hierarchy.  Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset:

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain/(Loss)
(A) Intangible asset (applications for water rights)		$3,953,033		$(12,378,000)
(B) Investment in unconsolidated affiliate		$9,161,715		$8,181,296

(A)
As of March 31, 2009, the Company had a non-recurring fair value measurement for an intangible asset with a carrying amount of $16.4 million that was written down to its implied fair value of $4 million, resulting in an impairment charge of $12.4 million, which was included in earnings for 2009.  The implied fair value was estimated as the revenues the Company estimated it will receive on the sale of the intangible asset.

(B)
During the fourth quarter of 2009, the Company had a non-recurring fair value measurement for spigit, a consolidated subsidiary that was deconsolidated when the Company’s voting ownership was diluted from 74% to 37% after a new investor purchased newly-issued shares of spigit for $10 million.  The transaction resulted in a gain of approximately $8.2 million before income taxes, which is included in the caption, net realized gain (loss) on sale and impairment of investments, in the accompanying consolidated statements of operations.  The fair value was based upon the price paid by the new investor.

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

--	Borrowings: Carrying amounts for these items approximates fair value because they are based on current interest rates.

The table below presents the carrying values and estimated fair values for certain of the Company’s financial instruments at December 31, 2009.

	December 31, 2009
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$154,544,814	$154,544,814
Investments with fixed maturities	$50,575,026	$50,575,026
Equity securities	$118,326,742	$118,326,742
Notes and other receivables, net	$15,411,728	$15,411,728
Reinsurance receivables	$15,012,695	$15,012,695
Financial liabilities:
Borrowings	$41,220,514	$41,220,514

Investment in Unconsolidated Affiliate:

At the beginning of 2009, PICO owned 61% of the outstanding voting shares of spigit.  Based on the majority ownership, PICO consolidated the results of spigit.  During 2009, PICO’s voting ownership increased to 74% through two transactions.  In the fourth quarter of 2009, spigit received $10 million from a global private equity firm.  The new investor now owns 46% of the outstanding voting shares of spigit and the Company’s voting ownership was reduced to 37%.

As a result of spigit issuing additional voting shares, the Company no longer has a controlling financial interest in spigit.  Consequently, during 2009, the Company deconsolidated spigit and changed its accounting from consolidation to the equity method of accounting from the transaction date forward.  During the fourth quarter of 2009, the Company recorded a gain on deconsolidation of approximately $8.2 million before income taxes, which is included in the caption, net realized gain (loss) on sale and impairment of investments, in the accompanying consolidated statements of operations.

The Company’s share of the loss of spigit for the period from deconsolidation to the end of 2009 was $277,000.  At December 31, 2009, the carrying value of the investment is $8.9 million.

3.	BORROWINGS:

At December 31, 2009, a PICO subsidiary had four loan facilities with a Swiss bank for a maximum of $24 million (25 million CHF) used to finance the purchase of investment securities in Switzerland.  The loan facilities may be cancelled immediately by either party by written notice and do not impose any financial or operational restrictions on the Company.  The total Swiss borrowings bear interest at a weighted average of 4% and are collateralized by the Company’s Swiss investments.

At December 31, 2009, the Company’s total mortgage debt of $21.9 million has a weighted average interest rate of 6% and is due at various dates between 2010 and 2014.  During 2009, the Company financed the purchase of real estate with $5.3 million of mortgage debt at a weighted annual interest rate of 6%.

The Company capitalized $863,000 and $1.2 million of interest in 2009 and 2008, respectively, related to construction and real estate development costs.

	2009	2008
Swiss Borrowings:
4.43% fixed due in 2011	$4,346,566	$4,219,409
3.72% fixed due in 2014	12,073,795
3.81% fixed due in 2014	2,897,711
4.19% fixed due in 2009		2,812,940
3.98% fixed due in 2009		11,720,581
4.87% floating due on demand		4,030,532
Mortgage Borrowings:
6.50% fixed payment due in 2009 and 2010	2,590,000	5,180,000
8.00% fixed due in equal annual installments from 2009 to 2013	1,659,086	2,000,000
4.00% fixed due in 2011	7,079,070	7,079,070
12.00% fixed due in 2011	1,604,186	1,604,186
6.25% fixed due in 2011	3,715,000	3,715,000
6.00% fixed due in 2012	2,795,100
6.00% fixed due in 2014	2,460,000
Other Borrowings:
6.00% fixed due on demand		20,000
	$41,220,514	$42,381,718

The Company’s future minimum principal debt repayments for the years ending December 31 are as follows:

Year
2010	$2,958,186
2011	17,142,462
2012	3,224,552
2013	463,808
2014	17,431,506
Total	$41,220,514

4.	REAL ESTATE AND WATER ASSETS:

The cost assigned to the various components of real estate and water assets at December 31, is as follows:

	2009	2008
Real estate	$127,530,016	$93,999,364
Real estate improvements, net of accumulated amortization of $6.5 million in 2009 and $5.6 million in 2008	10,450,408	11,029,152
Water and water rights	60,738,916	65,813,882
Pipeline rights and water credits at Fish Springs	101,113,980	100,871,902
	$299,833,320	$271,714,300

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

From 2005 through 2008, Vidler conducted additional studies and incurred and capitalized approximately $16.4 million, collecting data and drilling a series of production and monitoring wells to obtain the requisite evidence to support the applications.  Once completed, Vidler submitted the data to the State Engineer for final ruling.

On April 29, 2009, the Nevada State Engineer issued its ruling and granted Vidler only 396 acre-feet of additional water rights.  While the Company has appealed the decision, given the current market value of these water rights, the Company determined it would recover approximately $4 million of the total capitalized cost incurred to date.  Consequently, an impairment loss of approximately $12.4 million was recorded during 2009.

The Company did not identify any other impairment indicators on its real estate or water assets during the year ended December 31, 2009, 2008 or 2007.

The construction of a pipeline from Fish Springs Ranch in northern Nevada to the north valleys of Reno, Nevada was completed in 2008.  The pipeline was dedicated to Washoe County in June 2008; consequently, the Company does not own the pipeline nor does it have the obligation of maintenance and operating costs associated with the pipeline.  After the dedication, the Company owns the exclusive right to use the pipeline.

At December 31, 2009, pipeline rights and water credits at Fish Springs Ranch included $92.7 million of direct construction costs, $6.4 million for the 7,987 acre-feet of water credits and $2 million of capitalized interest.  As the Company sells water credits to end users, the costs of the pipeline rights will be reported as cost of water sold.  No water credits were sold during 2009.  During 2008, the Company sold 12.8 acre-feet of water credits for $577,000 and reported cost of water sold of $158,000.

The final regulatory approval required for the pipeline project was a Record of Decision (“ROD”) for a right of way, which was granted on May 31, 2006.  Subsequently, there were two protests against the ROD, and the matter was appealed and subsequently dismissed.  However, in October 2006, one protestant, the Pyramid Lake Paiute Tribe (the “Tribe”), filed an action with the U.S. District Court against the Bureau of Land Management and U.S. Department of the Interior.  The Tribe asserted that the exportation of 8,000 acre-feet of water per year from Fish Springs would negatively impact their water rights located in a basin within the boundaries of the Tribe reservation.  The Company was able to reach a $7.3 million financial settlement with the Tribe that ended the dispute in September 2007.  The settlement agreement is pending ratification by the United States Congress.

The Tribe initiated several legal actions to assert their claims and to stop construction of the pipeline.  While the Company believed the claims were without merit, the Tribe’s legal actions might have caused significant delays to the completion of the construction of the pipeline.  To avoid future delays, Fish Springs and the Tribe entered into negotiations to settle all outstanding claims and legal actions.  On May 30, 2007, the parties signed an agreement that resolved all of the Tribe’s claims.  The amounts payable to the Tribe as a result of the settlement agreement are predominately attributable to settlement of the claims rather than the acquisition of additional water rights or other assets.  The settlement obligated Fish Springs to:

•	pay $500,000 upon signing of agreement;
•	transfer 6,214 acres of real estate Fish Springs owns (fair value of $500,000 and a book value of $139,000);
•	pay $3.1 million on January 8, 2008; and
•
pay $3.6 million on the later of January 8, 2009, or the date the United States Congress ratifies the settlement agreement.  Interest accrues at the London Inter-Bank Rate (“LIBOR”) from January 8, 2009, if the payment is made after that date.

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

Consequently, for the year ended December 31, 2007, the Company accrued settlement expense of $7.3 million.  In January 2008, the Company paid $3.1 million to the Tribe and at December 31, 2009, had an accrued liability of $3.6 million for the balance owed.

In 2008, the Company sold its interest in the Semitropic Water Storage Facility (but still owned water held in the facility).  Net proceeds to the Company were $11.7 million resulting in a gain of $8.7 million before income taxes.  During 2009, the Company sold the remaining 10,252 acre-feet of water held at Semitropic for $3.1 million.

For the three years ended December 31, 2009, amortization of leasehold improvements was $852,000, $902,000 and $851,000, respectively.

5.	NOTES AND OTHER RECEIVABLES:

Notes and other receivables consisted of the following at December 31:

	2009	2008
Notes receivable	$10,343,760	$11,121,764
Interest receivable	1,053,955	984,619
Other receivables	4,014,013	12,245,984
	$15,411,728	$24,352,367

Notes and other receivables include amounts due for the sale of real estate and water assets.  These notes generally have terms ranging from three to ten years, with interest rates from 8% to 10%.  The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends.  The notes are typically secured by the asset which allows the Company to recover the underlying property if and when a buyer defaults.  No significant provision for bad debts was required on any installment notes from the sale of real estate and water assets during the three years ended December 31, 2009.

At December 31, 2008, other receivables include a $10.2 million receivable from a third party for potential tax liabilities.  During 2009, the Company reversed the tax liabilities and related receivable as a result of an income tax statute expiring.

6.	FEDERAL, FOREIGN AND STATE INCOME TAX:

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

	2009	2008
Deferred tax assets:
Deferred compensation	$12,579,517	$6,968,887
Basis difference on investment	1,100,381	1,816,373
Impairment charges on securities	11,011,727	9,608,437
Impairment charges on water assets	4,647,459
Net operating losses	2,254,228	1,325,112
Legal settlement expense	1,351,660	1,260,000
Excess tax basis in subsidiary		4,219,575
Accumulated foreign currency translation adjustments	2,337,178	3,308,326
Unearned revenue	543,144	1,995,976
Employee benefits, including stock-based compensation	6,033,618	4,115,964
Other	3,195,229	6,530,633
Total deferred tax assets	45,054,141	41,149,283
Deferred tax liabilities:
Unrealized appreciation on securities	12,153,784	1,622,410
Revaluation of real estate and water assets	5,101,807	4,761,461
Foreign receivables	3,716,941	3,364,641
Real estate installment sales	3,918,205	3,469,044
Excess tax basis in subsidiary	2,262,005
Other	2,686,365	1,332,383
Total deferred tax liabilities	29,839,107	14,549,939
Valuation allowance	(4,049,788)	(1,325,112)
Net deferred income tax asset (liability)	$11,165,246	$25,274,232

Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management’s conclusions as to the ultimate realization of deferred tax assets.

As of December 31, 2009, the Company has state loss carry-forwards of $40.6 million that will begin to expire in 2015.  A valuation allowance has been established to offset state deferred tax assets as the Company cannot conclude that it more likely than not that future taxable income in the relevant taxing jurisdictions will be sufficient to realize the related income tax benefits for the these assets.

Pre-tax income (loss) from continuing operations for the years ended December 31, was under the following jurisdictions:

	2009	2008	2007
United States	$(40,800,551)	$(7,352,018)	$2,110,723
Foreign	(218,711)	63,741,053	(97,058)
Total	$(41,019,262)	$56,389,035	$2,013,665

Income tax expense (benefit) from continuing operations for each of the years ended December 31 consists of the following:

	2009	2008	2007
Current tax expense (benefit):
United States Federal and state	$(20,633,829)	$13,754,797	$10,407,829
Foreign	(92,394)	12,060,194	(280,117)
	(20,726,223)	25,814,991	10,127,712
Deferred tax expense (benefit):
United States Federal and state	703,790	2,679,940	(6,591,909)
Foreign	761,808	(3,915)	(104)
	1,465,598	2,676,025	(6,592,013)
Total income tax provision (benefit)	$(19,260,625)	$28,491,016	$3,535,699

The difference between income taxes provided at the Company’s federal statutory rate and effective tax rate is as follows:

	2009	2008	2007
Federal income tax provision at statutory rate	$(14,356,741)	$19,736,162	$704,783
Change in valuation allowance	3,248,908	833,516	455,426
State taxes, net of federal benefit	(5,209,176)	2,774,181	383,379
Change in liability for uncertain tax positions	(2,475,791)	1,720,329	350,526
Previously untaxed earnings and profits from foreign subsidiaries	(1,709,694)	2,773,286
Basis difference on sale of subsidiary	2,401,696
Deferred Compensation – amounts no longer subject to §162(m)	(2,000,000)
Other	840,173	653,542	1,641,585
Total income tax provision	$(19,260,625)	$28,491,016	$3,535,699

The following table summarizes the activity related to the unrecognized tax benefits:

	2009	2008	2007
Balance at beginning of year	$12,608,476	$3,277,654	$3,277,654
Additions for tax positions related to the current year		9,330,822
Reductions due to expiration of assessment period	(10,016,523)
Balance at end of year	$2,591,953	$12,608,476	$3,277,654

Included in the balance of unrecognized tax benefits at December 31, 2009, is $1.7 million of tax benefit that, if recognized, would affect the effective tax rate.  The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2009, the Company had accrued approximately $791,000 in interest and no penalties associated with uncertain tax positions.  The decrease in balance on unrecognized tax benefits was primarily as a result of the statute closing on a tax liability for a subsidiary in receivership.  The Company reversed the $10.2 million receivable from a third party, which would have offset any potential tax liabilities related to the subsidiary.  As of December 31, 2009, the Company believes that it is reasonably possible that $2 million of the unrecognized tax benefit for various state income tax issues may be decreased within the next 12 months as a result of statutes closing.  The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.  As of December 31, 2009, the Company’s statute is open from 2006 forward for federal and from 2003 forward for state tax purposes.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009, was signed into law and includes a provision that will allow most businesses an election to increase the NOL carry back period from two years under current law to as much as five years for NOLs generated in 2008 or 2009.  The Company anticipates that this election will benefit the Company by allowing it to carry back the Company’s NOLs that were generated in 2009 and obtain refunds of taxes paid in the newly included carry back years.  The tax net operating loss as of December 31, 2009, would generate refunds from carry back of approximately $12.3 million.

7.	PROPERTY AND EQUIPMENT:

The major classifications of the Company’s fixed assets are as follows at December 31:

	2009	2008
Office furniture, fixtures and equipment	$3,808,640	$3,921,822
Building and leasehold improvements	705,128	668,834
	4,513,768	4,590,656
Accumulated depreciation	(3,185,632)	(3,078,286)
Property and equipment, net	$1,328,136	$1,512,370

Depreciation expense was $373,000, $358,000 and $155,000 for the year ended December 31, 2009, 2008, and 2007, respectively.

8.	SHAREHOLDERS’ EQUITY:

The Company completed public offerings of its common stock of 3,055,556 shares on June 10, 2009, and 694,444 shares on June 15, 2009, each at a price of $27 per share.  The aggregate net proceeds from the offerings were approximately $95.7 million, after deducting $5.5 million in underwriting commission and offering expenses.  The offerings were made pursuant to the Company’s universal shelf registration statement on Form S-3 that was declared effective on December 3, 2007.

In February 2007, the Company completed a public offering of 2,823,000 shares of newly issued common stock to institutional investors at a price of $37 per share.  After placement costs, the net proceeds to the Company were approximately $100.1 million.  The Company filed a registration statement on Form S-3 to register the shares, which became effective in April 2007.

Long Term Incentive Plan

As described in Note 1, the 2005 Plan was adopted by the Board of Directors and approved by shareholders on December 8, 2005. The 2005 Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors and consultants.  A total of 2,654,000 shares of common stock are issuable under the 2005 Plan, and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled SAR, restricted stock awards (RSA), performance shares, performance units, restricted stock units (RSU), deferred compensation awards and other stock-based awards.

Restricted Stock Unit Awards (RSU) Granted in 2009:

On March 3, 2009, as part of the Board of Directors’ annual review of compensation, the Company issued 300,000 RSU to certain officers of the Company.  These awards entitle the recipient, who must be continuously employed by the Company until the vesting date, which is March 3, 2012, the right to receive one share of PICO common stock with no monetary payment required.  RSU do not vote and are not entitled to receive dividends.  The total fair value of the awards was $5.9 million based on the Company’s closing stock price on the date of grant.  This compensation expense will be recognized ratably over the vesting period of three years.  The Company recorded $1.6 million of compensation expense for these awards during 2009.  No compensation expense for RSU was recorded during 2008 or 2007.

Restricted Stock Awards (RSA) Granted in 2009:

During 2009, as part of a duly adopted revised director annual compensation program established in 2008, the Company issued 5,286 RSA to the non-employee members of the Board of Directors of the Company that vest in one year.  Until vested, the shares are held in escrow, however, the shares can be voted and the holder is entitled to dividends, if any.  The total fair value of the awards was $153,000 based on the Company’s closing stock price on the date of grant and is recognized over the vesting period of the award, which began in the second quarter of 2009.

A summary of RSA and RSU awards under the Plan is as follows:

Outstanding at January 1, 2009 (all RSA)	4,200
Granted (RSU – expected to vest in March 2012)	300,000
Granted (RSA – expected to vest in May and August 2010)	5,286
Total RSA and RSU Outstanding at December 31, 2009	309,486

At December 31, 2009, there was $4.3 million of unrecognized compensation cost related to unvested RSU and RSA that is expected to be recognized over the next two years.

Stock-Settled Stock Appreciation Right:

On December 12, 2005, the Company granted 2,185,965 stock-settled SAR at an exercise price of $33.76 per share (being the market value of PICO stock at the date of grant) that vested on that date.  During 2007, the Company granted 659,409 SAR in five separate grants to various members of management.  Four of the awards totaling 486,470 SAR were granted on August 2, 2007, at a strike price equal to the closing market price of PICO common stock on that day of $42.71.  These awards vested 33% on the date of grant and vested one third on each anniversary thereafter.  The other award was granted on September 4, 2007, with a strike price equal to the closing market price of PICO common stock on that day of $44.69.  This award vested 33% on September 4, 2008 and one third on each anniversary thereafter.

Upon exercise, the Company will issue newly issued shares equal to the in-the-money value of the exercised SAR, net of the applicable federal, state and local taxes withheld.

There were no Stock-Settled Stock Appreciation Rights granted in 2009 or 2008.

Compensation cost recognized for these awards during the three years ended December 31, 2009 was $2.8 million and $4 million and $4.5 million, respectively.  The total income tax benefit recognized in the statement of operations was $1 million and $1.4 million and $1.6 million in 2009, 2008 and 2007, respectively.

The fair value of each award was estimated on the grant date using a Black-Scholes option pricing model that uses various assumptions and estimates to calculate a fair value as described below.

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

Stock-Settled Stock Appreciation Rights Exercised:

No SAR were exercised during 2009.  During 2008, 12,000 SAR were exercised at a market price of $46.58 resulting in the issuance of 1,620 newly-issued common shares.  During 2007, 838,356 SAR were exercised at a market price of $47.54 resulting in the issuance of 129,444 newly-issued common shares.  The intrinsic value of the award was $11.6 million which represented an income tax deduction for the Company.  No compensation cost was recorded for these options as they were fully vested at December 31, 2006.  However, in 2007, the Company recorded $4.4 million in excess tax benefits directly to shareholders’ equity along with the corresponding employee withholding tax liability of $5.6 million, for a net reduction of additional paid in capital of $972,000.

A summary of SAR activity is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining
Outstanding at January 1, 2009	1,995,018	$36.89
Granted
Exercised
Outstanding at December 31, 2009	1,995,018	$36.89	6.5 years
Vested and exercisable at December 31, 2009	1,937,372	$36.66	6.5 years

At December 31, 2009, none of the outstanding SAR were in-the-money.

A summary of the status of the Company’s unvested SAR as of December 31, 2009, and changes during the year then ended is as follows:

	SAR	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	275,828	$18.31
Granted
Vested	218,182	18.14
Unvested at December 31, 2009 (expected to vest in 2010)	57,646	$18.93

At December 31, 2009, there was $727,000 of unrecognized compensation cost related to unvested SAR that is expected to be recognized during 2010.

9.	REINSURANCE:

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

	2009	2008
Estimated reinsurance recoverable on:
Unpaid losses and loss adjustment expense	$14,526,642	$15,877,372
Reinsurance recoverable on paid losses and loss expenses	486,053	495,760
Reinsurance receivables	$15,012,695	$16,373,132

Unsecured reinsurance risk is concentrated in the companies shown in the table below along with their AM Best Rating.  The Company remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

CONCENTRATION OF REINSURANCE AT DECEMBER 31, 2009

	Reported Claims	Unreported Claims	Reinsurer Balances
General Reinsurance (A++)	$6,826,502	$7,592,574	$14,419,076
Swiss Reinsurance America Corp (A+)	71,069	201,928	272,997
All others	109,392	211,230	320,622
	$7,006,963	$8,005,732	$15,012,695

The following is the net effect of reinsurance activity on the consolidated financial statements for each of the years ended December 31 for losses and loss adjustment expenses recovered:

	2009	2008	2007
Direct	$(1,596,375)	$(2,069,991)	$(2,323,098)
Assumed		(145,487)
Ceded	251,706	(240,908)	(1,277,993)
	$(1,344,669)	$(2,456,386)	$(3,601,091)

10.	RESERVES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES:

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

Management prepares its statutory financial statements of Physicians in accordance with accounting practices prescribed or permitted by the Ohio Department of Insurance.  Conversely, management prepares its statutory financial statements for Citation in accordance with accounting practices prescribed or permitted by the California Department of Insurance. Prescribed statutory accounting practices include guidelines contained in various publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules.  Permitted statutory accounting practices encompass all accounting practices not so prescribed.  The prescribed accounting practices of the Ohio Department of Insurance do not allow for discounting of claim liabilities.  Activity in the reserve for unpaid claims and claim adjustment expenses was as follows for each of the years ended December 31:

	2009	2008	2007
Balance at January 1	$27,773,320	$32,376,018	$41,083,301
Less reinsurance recoverable	(15,877,372)	(16,653,254)	(16,972,280)
Net balance at January 1	11,895,948	15,722,764	24,111,021
Incurred loss and loss adjustment recovery for prior accident year claims	(1,344,669)	(2,456,386)	(3,601,091)
Payments for claims occurring during prior accident years	(903,058)	(1,370,430)	(4,787,166)
Net change for the year	(2,247,727)	(3,826,816)	(8,388,257)
Net balance at December 31	9,648,221	11,895,948	15,722,764
Plus reinsurance recoverable	14,526,642	15,877,372	16,653,254
Balance at December 31	$24,174,863	$27,773,320	$32,376,018

Physicians reported positive development of $1.3 million, $2.4 million and $2.3 million, during the three years ended December 31, 2009, respectively in its medical professional line of business.  There were no significant changes in reserves within Citation during 2009.  In 2008, Citation’s property and casualty line reported positive development of $2.3 million offset by adverse development in its workers’ compensation line of $2.3 million.  In 2007, Citation’s property and casualty and workers’ compensation lines of business reported positive development of $1.2 million.

11.	EMPLOYEE BENEFITS, COMPENSATION AND INCENTIVE PLAN:

For the year ended December 31, 2009, the Company recorded $900,000 in incentive awards payable to certain members of management in accordance with the provisions of the Company’s bonus plan which, if certain thresholds are attained, is calculated based on growth in book value per share of the Company.  No bonuses were earned or awarded during 2008 for any of the officers of PICO Holdings.  For the year ended December 31, 2007, the Company’s Compensation Committee approved a $1.5 million discretionary bonus to PICO’s President and CEO.  No other bonuses were earned or awarded for 2007.

For the year ended December 31, 2008, $195,000 in incentive awards were recorded for certain management of Vidler based on the combined net income of Vidler and Nevada Land in accordance with such bonus plan.  No such bonuses were earned in 2009 or 2007.

PICO maintains a 401(k) defined contribution plan covering substantially all employees of the Company.  Matching contributions are based on a percentage of employee compensation.  In addition, the Company may make a discretionary profit sharing contribution at the end of the Plan’s fiscal year within limits established by the Employee Retirement Income Securities Act.  Total contribution expense for the years ended December 31, 2009, 2008 and 2007 was $519,000, $468,000 and $420,000, respectively.

12.	REGULATORY MATTERS:

The regulations of the Departments of Insurance in the states where the Company’s insurance subsidiaries are domiciled generally restrict the ability of insurance companies to pay dividends or make other distributions.  Based upon statutory financial statements filed with the insurance departments as of December 31, 2009, $5.1 million was available for distribution by the Company’s wholly owned insurance subsidiaries to the parent company without the prior approval of the Department of Insurance in the states in which the Company’s insurance subsidiaries are domiciled.  At December 31, 2009, the total statutory surplus in the insurance companies that would require Department of Insurance approval before distribution was $65.8 million.

13.	COMMITMENTS AND CONTINGENCIES:

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2014.  Rent expense for the years ended December 31, 2009, 2008 and 2007 for office space was $788,000, $670,000 and $454,000, respectively.

Future minimum payments under all operating leases for the years ending December 31 are as follows:

2010	$729,381
2011	180,171
2012	77,906
2013	9,148
2014	1,502
Total	$998,108

The Company is subject to various litigation matters that arise in the ordinary course of its business.  Certain of the Company’s insurance subsidiaries are frequently a party in claims proceedings and actions regarding insurance coverage, all of which are considered routine and incidental to the Company’s business.  Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.  Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

Exegy Litigation:

HyperFeed Technologies, Inc. (“HyperFeed”), previously PICO’s majority-owned subsidiary, was a provider of enterprise-wide ticker plant and transaction technology software and service that enabled financial institutions to process and use high performance exchange data with Smart Order Routing and other applications.  During 2006, PICO and HyperFeed negotiated a business combination with Exegy Incorporated (“Exegy”).  On August 25, 2006, PICO, HyperFeed, and Exegy entered into a contribution agreement, pursuant to which the common stock of HyperFeed owned by PICO would have been contributed to Exegy in exchange for Exegy’s issuance of certain Exegy stock to PICO.  However, in a letter dated November 7, 2006, Exegy informed PICO and HyperFeed that it was terminating the agreement.  In connection with the termination of the contribution agreement, the parties filed certain lawsuits.  Immediately thereafter, HyperFeed filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code.

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

During 2009, as part of a global resolution of the HyperFeed bankruptcy estate, the parties reached an agreement to resolve both lawsuits.  The settlement agreement was submitted to the Bankruptcy Court for approval, and on September 10, 2009, the Bankruptcy Court issued an order approving the agreement.  The settlement fully resolves all outstanding litigation among PICO, HyperFeed, and Exegy relating to the termination of the contribution agreement and the failed business combination.  Concurrent with the order approving the settlement, the bankruptcy proceedings for HyperFeed were completed and the company was dissolved.  The settlement did not have a material impact on the Company’s consolidated financial statements.

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

At a hearing held on July 24, 2009, the District Court Judge ruled in favor of Lincoln/Vidler, allowing discovery on various alleged improprieties by the State Engineers.  Discovery has been ongoing since August, 2009, in accordance with such District Court’s order.  At this time, the Company is unable to reasonably predict an outcome or estimate a range, if any, of any award or grant of relief.

The Company is subject to various other litigation that arises in the ordinary course of its business.  Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

14.	RELATED-PARTY TRANSACTIONS:

On December 23, 2008, Mr. John R. Hart, President and CEO, and the Company entered into an amendment of Mr. Hart’s May 7, 2007 employment agreement, effective January 1, 2009.  The December 23, 2008 amendment was entered based on the requirements of Section 409A of the United States Internal Revenue Code of 1986, as amended.

On May 7, 2007, Mr. Hart entered into a new employment agreement with the Company.  It superseded and replaced his previous employment agreement which was effective January 1, 2006.  The May 7, 2007 employment agreement, which expires on December 31, 2012, provides for an initial base salary in 2007 of $1.2 million, subject to an annual cost of living adjustment each year during the term of the employment agreement as determined by the Compensation Committee.  In 2008, Mr. Hart’s base salary was increased by $500,000, after applying the cost of living adjustment, to $1.7 million in accordance with the terms of the May 7, 2007 employment agreement.  The May 7, 2007 employment agreement does not contain a change in control clause.

Mr. Hart’s May 7, 2007 employment agreement provides for an annual incentive award based on the growth in book value per share during the fiscal year, above a threshold.  The threshold above which an incentive award is earned is 80% of the S&P 500 annualized total return for the five previous years (but not less than zero).  If the increase in book value per share exceeds this threshold the incentive award is equal to 7.5% of such excess multiplied by the number of shares outstanding at the beginning of the fiscal year.  For 2009, the growth in book value per share exceeded the threshold and an incentive award of $509,000 was accrued in the accompanying consolidated financial statements.  For 2008, the growth in book value per share did not exceed the threshold and an incentive award was not earned.  In 2007, the Compensation Committee awarded Mr. Hart a one-time discretionary cash bonus of $1.5 million for assuming and fulfilling significantly increased responsibilities due to Mr. Ronald Langley’s retirement as Executive Chairman on December 31, 2007.

During its review of the compensation arrangements of the Company’s executive officers in 2009, the Compensation Committee determined that it was in the Company’s best interests for retention purposes to enter into employment agreements with each of Messrs. Richard H. Sharpe, Maxim C.W. Webb and Damian C. Georgino.  Prior to 2009, the general policy was not to offer employment agreements to any named executive officer other than the President and CEO, Mr. John Hart, who was determined to be uniquely critical to our success.  The Company entered into these employment agreements because it was determined to be important for retention purposes to formalize the compensation and severance arrangements for these executive officers, which had previously been determined in a largely discretionary manner.

The employment agreements entitled officers, Messrs. Sharpe, M. Webb and Georgino to receive 80,000 restricted stock units under the 2005 Plan.  Officers, Messrs. R. Webb and J. Perri were also granted 30,000 restricted stock units each during 2009 pursuant to the 2005 Plan.  The total fair value of the awards was $5.9 million based on the Company’s closing stock price on the date of grant.  This compensation expense will be recognized ratably over the vesting period of three years.  The Compensation Committee determined to grant this amount of equity awards to these executive officers because it determined that the overall 2008 compensation of these executive officers was below market and the Company’s targeted levels.  The Compensation Committee also wanted to increase the equity holdings of these executive officers and further align their interests with those of our shareholders, which was why the primary increase in the 2009 compensation amounts for these executives was in the form of additional equity awards.  The Company’s President and CEO, Mr. Hart, did not receive any restricted stock unit awards during 2009 because his overall 2008 compensation was generally consistent with our targeted levels.

In March 2000, an investment partnership, PICO Equity Investors, L.P., acquired 3,333,333 shares of PICO common stock for approximately $50 million in cash.  PICO Equity Investors, L.P. an entity managed by PICO Equity Investors Management, LLC, and owned by three of PICO’s current Directors, namely Mr. John Weil, Mr. Ronald Langley and Mr. John Hart, exercised all voting and investment decisions with respect to these shares.  These Directors were not paid any compensation for the management of either entity.  PICO used the $49.8 million net proceeds received from the partnership to develop existing water and water storage assets, acquire additional water assets, acquire investments, and for general working capital needs.  During 2009, PICO Equity Investors L.P. completed the final distribution of its 3,333,265 PICO common shares to its limited partner and 68 shares of our common stock were distributed to PICO Equity Investors Management, LLC, the general partner, and, thereafter, nearly equally to the three PICO Directors noted above, as a return of their investment.  As a result, PICO Equity Investors, L.P. and PICO Equity Investors Management, LLC were liquidated in 2009.

The Company has agreements with its President and CEO, and certain other officers and non-employee Directors, to defer compensation into Rabbi Trust accounts held in the name of the Company.  The total value of the deferred compensation obligation is $31.1 million and is included in accompanying consolidated balance sheet at December 31, 2009, which includes $1 million of PICO stock with the balance in various publicly traded equities and bonds.  Within these accounts at December 31, 2009, the following officers and non-employee Directors are the beneficiaries of the following number of PICO common shares:  Mr. John Hart owns 19,940 PICO shares; Mr. John Weil owns 8,084 PICO shares; and Mr. Carlos Campbell owns 2,644 PICO shares.  The trustee for the accounts is Union Bank.  The accounts are subject to the claims of outside creditors, and the shares of PICO common stock held in the accounts are reported as treasury stock in the consolidated financial statements.

During 2009, each returning non-employee Director of the Company received 700 shares of restricted common stock of the Company for a total of 4,200 shares.  The new non-employee Board members each received 543 shares of restricted common stock.  The awards vest one year from the date of grant, in May and August 2010.  The awards were valued using the closing price of the common stock on the date of grant resulting in total compensation expense of $153,000 that will be amortized over the vesting period.

15.	STATUTORY INFORMATION:

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

Policyholders’ surplus and net income for the Company’s insurance subsidiaries reported on a statutory basis as of and for each of the three years ended December 31, 2009:

	2009	2008	2007
Physicians Insurance Company of Ohio:	(Unaudited)
Policyholders’ surplus	$50,822,989	$43,749,365	$80,257,090
Statutory net income (loss)	$(4,301,529)	$(6,303,194)	$3,795,340
Citation Insurance Company:
Policyholders’ surplus	$20,108,876	$15,242,226	$25,143,218
Statutory net income (loss)	$(1,199,806)	$(3,787,721)	$2,858,624

Both Citation and Physicians meet the minimum risk based capital requirements under the applicable insurance regulations.

16.	SEGMENT REPORTING:

PICO Holdings, Inc. is a diversified holding company.  The goal of the Company is to build and operate businesses where significant value can be created from the development of unique assets, and to acquire businesses which have been identified as undervalued and where its participation can aid in the recognition of the business’s fair value.  The Company accounts for its segments consistent with the significant accounting policies described in Note 1.

Currently, the major businesses that constitute operating and reportable segments are owning and developing water resources and water storage operations through Vidler; owning and developing real estate and the related mineral, water and geothermal rights through Nevada Land and UCP; “running off” the property and casualty and workers’ compensation loss reserves of Citation and the medical professional liability loss reserves of Physicians; and the acquisition and financing of businesses.

Segment performance is measured by revenues and segment profit before income tax.  In addition, assets identifiable with segments are disclosed as well as capital expenditures, and depreciation and amortization.  The Company has operations and investments both in the U.S. and abroad.  Information by geographic region is based upon the location of the subsidiary.  Consequently, international revenues in the segment information by significant geographic region are revenues earned by the foreign subsidiary.

Water Resources and Water Storage Operations

Vidler is engaged in the following water resources and water storage activities:

•
The development of water for end-users in the southwestern United States, namely water utilities, municipalities, developers, or industrial users.  Typically, the source of water is from identifying and developing a new water supply, or a change in the use of an existing water supply from agricultural to municipal and industrial; and

•
The construction and development of water storage facilities for the purchase and recharge of water for resale in future periods, and distribution infrastructure to more efficiently use existing and new supplies of water.

Real Estate Operations

PICO is engaged in real estate development and related mineral, geothermal and water rights operations through its subsidiaries Nevada Land and UCP in Nevada and California.  Revenue is generated by sale of real estate, and leasing for grazing, agricultural and other uses.  Revenue is also generated from the development of water, geothermal and mineral rights in the form of outright sales and royalty agreements.

Insurance Operations in Run Off

This segment is composed of Physicians and Citation.  In this segment, revenues come from investment holdings of the insurance companies.  Investments directly related to the insurance operations are included within those segments.  As expected during run-off, the majority of revenues is net investment income and realized gains.

Until 1995, Physicians and its subsidiaries wrote medical professional liability insurance, primarily in the state of Ohio.  The Company ceased writing new business and is in “run off.”  Run off means that the company is processing claims arising from historical business, and selling investments when funds are needed to pay claims.  Citation wrote commercial property and casualty insurance in California and Arizona and workers’ compensation insurance in California.  Citation ceded all its workers’ compensation business in 1997, and ceased writing property and casualty business in December 2000 and is also in run off.

Corporate

This segment consists of cash and fixed-income securities, a 37% equity interest in spigit, deferred compensation assets and liabilities held in trust for the benefit of several officers and non-employee directors of the Company, and other parent company assets and liabilities.

The Company seeks to acquire businesses and interests in businesses which are undervalued based on fundamental analysis -- that is, the assessment of what the business is worth, based on the private market value of its assets, earnings, and cash flow.  Typically, the business will be generating free cash flow and have a low level of debt, or, alternatively, strong interest coverage ratios or the ability to realize surplus assets.  As well as being undervalued, the business must have special qualities such as unique assets, a potential catalyst for change, or be in an industry with attractive economics.  The Company also acquires businesses and interests in businesses where there is significant unrecognized value in land and other tangible assets.

Segment information by major operating segment follows:

	Real Estate Operations	Water Resources and Water Storage Operations	Insurance Operations in Run Off	Corporate	Consolidated
2009
Total revenues (charges)	$12,435,718	$4,334,190	$(957,837)	$219,922	$16,031,993
Net investment income	960,154	408,086	2,567,621	2,002,710	5,938,571
Depreciation and amortization	43,399	1,076,430	2,757	167,233	1,289,819
Income (loss) before income taxes and noncontrolling interest	(1,156,098)	(16,850,291)	(1,741,576)	(21,271,297)	(41,019,262)
Total assets	149,217,191	207,565,121	161,688,938	169,145,373	687,616,623
Capital expenditure	60,872	325,456	20,947	42,614	449,889

2008
Total revenues (charges)	$5,470,434	$11,271,926	$(2,156,834)	$45,766,014	$60,351,540
Net investment income	2,203,265	968,680	3,213,661	3,759,824	10,145,430
Depreciation and amortization	20,211	1,098,538	1,029	140,693	1,260,471
Income (loss) before income taxes and noncontrolling interest	365,758	4,184,616	(1,485,856)	53,324,517	56,389,035
Total assets	97,592,062	225,870,410	157,186,357	111,984,967	592,633,796
Capital expenditure	81,680	15,039,386		228,904	15,349,970

2007
Total revenues	$13,479,254	$7,937,461	$7,609,014	$4,903,019	$33,928,748
Net investment income	3,139,791	4,417,871	3,457,187	6,024,951	17,039,800
Depreciation and amortization	18,364	1,042,388	1,598	43,677	1,106,027
Income (loss) before income taxes and noncontrolling interest	8,108,724	(5,283,264)	9,779,300	(10,591,095)	2,013,665
Total assets	83,750,531	231,863,512	221,348,861	139,379,376	676,342,280
Capital expenditure	10,370	48,670,231		301,481	48,982,082

Segment information by significant geographic region:

	United States	Europe	Consolidated
2009
Total revenues	$16,013,199	$18,794	$16,031,993
Net investment income	5,933,401	5,170	5,938,571
Loss before income taxes and noncontrolling interest	(40,866,513)	(152,749)	(41,019,262)
Long-lived assets	301,161,456		301,161,456

2008
Total revenues	$11,222,981	$49,128,559	$60,351,540
Net investment income	9,045,735	1,099,695	10,145,430
Income (loss) before income taxes and noncontrolling interest	(3,645,458)	60,034,493	56,389,035
Long-lived assets	273,226,670		273,226,670

2007
Total revenues	$32,341,826	$1,586,922	$33,928,748
Net investment income	15,493,618	1,546,182	17,039,800
Income before income taxes and noncontrolling interest	1,876,937	136,728	2,013,665
Long-lived assets	201,818,186		201,818,186

17.	SUBSEQUENT EVENTS:

In January 2010, the Company acquired 100% of a company whose primary asset is approximately 126,000 acre–feet of stored water (“net recharge credits”) in the Roosevelt Water Conservation District (“RWCD”) for $15.8 million.  For the purposes of storing water, the RWCD is part of the Phoenix, Arizona Active Management Area (which corresponds to the Phoenix metropolitan area).  Accordingly, this stored water may be recovered and used anywhere in the Phoenix Active Management Area and could have a variety of uses for commercial developments within the Phoenix metropolitan area.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PICO Holdings, Inc.
PICO Holdings, Inc.
La Jolla, CA

We have audited the internal control over financial reporting of PICO Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February26, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of  the provisions of accounting guidance for uncertain tax positions now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes, effective January 1, 2007.

/s/ DELOITTE & TOUCHE LLP

San Diego, CA
February 26, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors will be set forth in the section headed “Election of Directors” in our definitive proxy statement with respect to our 2010 annual meeting of shareholders, to be filed on or before April 30, 2010 and is incorporated herein by reference.  The information required by this item regarding the Company’s code of ethics will be set forth in the section headed “Code Of Ethics” in our definitive 2010 proxy statement and is incorporated herein by reference.  Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive Compensation” in our 2010 definitive proxy statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our 2010 definitive proxy statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section headed “Certain Relationships and Related Transactions” and “Compensation Committee, Interlocks and Insider Participation” in our definitive 2010 proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the section headed “Fees Paid to Deloitte & Touche LLP” in our definitive 2010 proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL SCHEDULES AND EXHIBITS.

1.	Financial Statement Schedules.

Schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

2.	Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO. (1)
3(ii)	Amended and Restated By-laws of PICO. (2)
4.1	Form of Indenture relating to Debt Securities. (3)
10.1†	PICO Holdings, Inc. 2005 Long-Term Incentive Plan. (4)
10.2†	Form of Restricted Stock Units Agreement. (5)
10.3†	Form of Notice of Grant of Restricted Stock Units. (5)
10.4†	Form of Restricted Stock Award Grant for Directors. (6)
10.5†
Trust for PICO Deferred Holdings, LLC Executive Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and Union Bank of California, N.A. relating to a Deferred Compensation Plan originally established in December 31, 1997.

10.6†
Trust for PICO Deferred Holdings, LLC Executive Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and Union Bank of California, N.A. relating to a Deferred Compensation Plan originally established in December 7, 2004.

10.7†
Trust for PICO Deferred Holdings, LLC Non-Employee Director Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and Union Bank of California, N.A. relating to a Deferred Compensation Plan originally established in September 25, 2001.

10.8†	PICO Deferred Holdings, LLC Deferred Compensation Plan.
10.9†	Employment Agreement dated May 7, 2007, by and between PICO Holdings, Inc. and John R. Hart. (7)
10.10†	Amendment to Employment Agreement, effective as of January 1, 2009, by and between PICO Holdings, Inc. and John R. Hart. (8)
10.11†	Amendment to PICO Holdings, Inc. 2005 Long-Term Incentive Plan 2009 Restricted Stock Unit Award Agreement, dated as of April 2, 2009 by and between the Company and W. Raymond Webb. (9)
10.12†	Employment Agreement, dated March 3, 2009, by and between PICO Holdings, Inc. and Richard H. Sharpe. (5)
10.13†	Employment Agreement, dated March 3, 2009, by and between PICO Holdings, Inc. and Maxim C.W. Webb. (5)
10.14†	Employment Agreement, dated March 3, 2009, by and between PICO Holdings, Inc. and Damian C. Georgino. (5)
10.15†	Infrastructure Dedication Agreement between Fish Springs Ranch, LLC, and Washoe County, Nevada. (10)
21.1	Subsidiaries of PICO Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
23.2	Consent of Daniel B. Stephens and Associates, Inc.
23.3	Consent of Peter A. Mock, Ph.D., R.G.P.H.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.

(1)	Incorporated by reference to with the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(2)	Incorporated by reference to Form 8-K filed with the SEC on May 19, 2009.
(3)	Incorporated by reference to Form S-3 filed with the SEC on November 20, 2007.
(4)	Incorporated by reference to Proxy Statement for Special Meeting of Shareholders on December 8, 2005, dated November 8, 2005, and filed with the SEC on November 8, 2005.
(5)	Incorporated by reference to Form 8-K filed with the SEC on March 9, 2009.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009.
(7)	Incorporated by reference to Form 8-K filed with the SEC on May 9, 2007.
(8)	Incorporated by reference to the Annual Report filed on Form 10-K with the SEC on March 2, 2009.
(9)	Incorporated by reference to Form 8-K filed with the SEC on April 7, 2009.
(10)	Incorporated by reference to the Quarterly Report filed on Form 10-Q with the SEC on November 7, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2010	PICO Holdings, Inc. By: /s/ John R. Hart John R. Hart Chief Executive Officer President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 26, 2010 by the following persons in the capacities indicated.

/s/ John D. Weil	Chairman of the Board
John D. Weil

/s/ John R. Hart	Chief Executive Officer, President and Director
John R. Hart	(Principal Executive Officer)

/s/ Maxim C. W. Webb	Chief Financial Officer and Treasurer
Maxim C. W. Webb	(Chief Accounting Officer)

/s/ Carlos C. Campbell	Director
Carlos C. Campbell

/s/ S. Walter Foulkrod, III, Esq.	Director
S. Walter Foulkrod, III, Esq.

/s/ Ronald Langley	Director
Ronald Langley

/s/ Kristina M. Leslie	Director
Kristina M. Leslie

/s/ Richard D. Ruppert, MD	Director
Richard D. Ruppert, MD

/s/ Kenneth J. Slepicka	Director
Kenneth J. Slepicka

/s/ Julie H. Sullivan, Ph.D.	Director
Julie H. Sullivan, Ph.D.